Form 10-K405/A
period 1995-06-30
DIMON INC
filed 1996-05-08
CIK 939930

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-K/A1

  X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

          For the fiscal year ended June 30, 1995

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from             to               .

                    Commission File Number 0-25734; 1-13684

                               DIMON Incorporated
             (Exact name of registrant as specified in its charter)

             VIRGINIA                                     54-1746567
   (State or other jurisdiction              (IRS Employer Identification No.)
        of incorporation)

  512 Bridge Street, Danville, Virginia                           24541
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:           (804) 792-7511

Securities registered pursuant to Section 12(b) of the Act:

                          Common Stock (no par value)

                          Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:

    7 3/4 percent Convertible Subordinated Debentures due September 30, 2006

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

             Yes.....X......                             No...........

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on May 1, 1996, was approximately $600 million. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose.

     As of April 30, 1996, there were 42,348,609 shares of Common Stock outstanding.

                                Explanatory Note

This Form 10K/A1 amends Items 1, 2, 5, 7, 8 and 14 of the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 1995. The remaining Items have not been amended and have not been restated in this Form 10-K/A1. Certain information contained in Items 1 and 5 is presented as of the date of this filing.

                                     PART I

ITEM 1.  BUSINESS

As used in the following description, unless the context otherwise requires, the term "Company" refers to DIMON Incorporated and its subsidiaries and affiliates. Unless otherwise indicated, references to years refer to the Company's fiscal year ended June 30, 1995.

The Company is engaged in two international businesses -- the purchasing, processing and selling of leaf tobacco, primarily flue-cured, burley and oriental tobaccos, which are the primary components of American blend cigarettes, and the purchasing, transporting and selling of fresh-cut flowers to wholesalers and retailers. The Company believes it is the world's second largest independent leaf tobacco merchant with an estimated 30% share of the established worldwide leaf tobacco market. The Company is the successor to Dibrell Brothers, Incorporated ("Dibrell") and Monk-Austin, Inc. ("Monk-Austin") which merged in April 1995 ("the "Merger"). The Company was incorporated in 1995 under the laws of the Commonwealth of Virginia. See Note G to the Company's Consolidated Financial Statements for the year ended June 30, 1995, included herein as part of Item 8, for detailed financial information regarding each of the Company's business segments.

Tobacco

The Leaf Tobacco Industry

The world's large multinational cigarette manufacturers, with one exception, rely on independent leaf tobacco merchants such as the Company to supply the majority of their leaf tobacco needs. Leaf tobacco merchants select, purchase, process, store, pack, ship and, in certain developing markets, provide agronomy expertise and financing for growing leaf tobacco. At the present time, there are four major global leaf tobacco merchants including the Company. These four merchants source, process and ship leaf tobacco around the world, for delivery to manufacturers of cigarettes and other tobacco products. The Company believes that the leaf tobacco industry is characterized by the following trends:

Growth of American Blend Cigarettes. As a result of increased demand and strong brand growth, production of branded American blend cigarettes has increased in recent years. In addition, worldwide consumption of American blend cigarettes continues to increase even in some countries where total cigarette consumption is flat or declining. American blend cigarettes contain less tar and nicotine and taste milder than cigarettes historically consumed outside of the U.S. Cigarette production in the U.S. reached record levels in 1995, totaling 741.84 billion units, an increase of 4.1% over 1994, according to the U.S. Department of Agriculture. Exports of domestically produced cigarettes in 1995 totaled 35.1% of cigarette production in the U.S., up from 31.8% in 1994 and 30.9% in 1993. As American blend cigarettes have continued to gain market share, the demand for export quality flue-cured, burley and oriental tobaccos sourced and processed by leaf tobacco merchants has grown accordingly. Although the consumption of cigarettes increased by 1% in the U.S. in 1995, the consumption of cigarettes generally has decreased in the U.S. and in some other countries in recent years, and may continue to decrease in the future. The Company believes that cigarette consumption in certain other countries, however, including those in Central and Eastern Europe and the former Soviet Union, has increased.

Growth in Foreign Operations of Large Cigarette Manufacturers. Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Central and Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of these markets. As cigarette manufacturers expand their global operations, the Company believes there will be increased demand for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to the semi-perishable nature of unprocessed leaf tobacco and the existence of domestic content laws in certain countries. The Company believes that the international expansion of the large multinational cigarette manufacturers will cause these manufacturers to place greater reliance on the services of financially strong leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco.

Growth in Foreign Sourced Tobacco. In an effort to respond to cigarette manufacturers' increasing demand for lower cost American blend cigarette ingredients, the major leaf tobacco merchants have made significant investments in South America, Africa and Asia, the principal sources of flue-cured and burley tobaccos outside the U.S. This trend is expected to continue in the foreseeable future as the quality of foreign grown tobacco continues to improve.

Improved Market Conditions. The global leaf tobacco industry is currently recovering after experiencing a disruption in demand and reduction in pricing during 1993 and 1994. The disruption of the industry in the U.S. during these years occurred primarily because of (i) the enactment of legislation requiring that cigarettes manufactured in the U.S. for domestic consumption and export contain at least 75% domestically grown tobacco (the "75/25 Rule"), (ii) a poor quality 1993 flue-cured tobacco crop in the U.S. and (iii) the introduction of legislation in the summer of 1993 to increase significantly the federal excise tax on cigarettes that resulted in manufacturers' reluctance to build inventories. Concurrent with the reduction in demand for international tobaccos related to the 75/25 Rule and lower than expected initial demand for imported tobacco products in Central and Eastern Europe and the former Soviet Union, the worldwide price of tobacco declined due to oversupply attributable to record foreign tobacco crops. This combination of reduced demand and lower prices had a negative impact on the financial performance of the leaf tobacco merchants and resulted in significant increases in uncommitted tobacco inventories among the merchants.

In 1994 and 1995, the demand and supply imbalance in the worldwide tobacco market began to improve. Leaf tobacco production outside the U.S. was curtailed in response to the high levels of uncommitted tobacco inventories. The 75/25 Rule was repealed due to its violation of GATT and was replaced by a series of less stringent import quotas. This resulted in cigarette manufacturers in the U.S. resuming their purchases of tobacco grown outside the U.S. The combination of lower levels of tobacco production and increased demand had a positive impact on worldwide tobacco prices, a corresponding positive impact on the profitability of the industry, and resulted in significant reductions in uncommitted tobacco inventories.

Business Strategy

The Company's primary business objective is to capitalize on growth in worldwide consumption of American blend cigarettes by becoming the low-cost preferred supplier of leaf tobacco to the large multinational manufacturers of American blend cigarettes. To achieve this objective, the Company has designed a strategy to position itself to meet the needs of its cigarette manufacturing customers throughout the world by expanding its global operations directly in the major tobacco exporting countries and by forming strategic partnerships with its major customers in countries with emerging tobacco production in which such customers have specific needs. The Company's ability to respond to the global expansion and changing needs of the large multinational cigarette manufacturers is a critical factor in developing and expanding customer relationships.

The principal components of the Company's business strategy are as follows:

(bullet) Increase the Company's operations in low-cost tobacco growing regions. To ensure breadth and depth of supply of tobacco, particularly the tobaccos used in American blend cigarettes, the Company has expanded and plans to continue to expand its operations in South America, Africa and China, the largest production areas of flue-cured and burley tobaccos outside of the U.S. In 1995, the Company signed an agreement with the China National Tobacco Corporation to provide additional access to a state-of-the art processing facility and tobacco sources in the province of Yunnan. The Company also made acquisitions in 1995 in Bulgaria, Greece and Turkey, all of which are key producers of oriental tobacco. The Company intends to utilize its agronomy expertise in helping to develop low-cost sources of American blend quality tobaccos and its existing relationships with the major multinational cigarette manufacturers to gain market share in these growth regions.

(bullet) Capitalize on outsourcing trends. The Company anticipates further outsourcing of leaf tobacco purchasing and processing by cigarette manufacturers. This outsourcing trend is driven by (i) higher margins in cigarette production, (ii) the increasing sophistication required in sourcing leaf tobacco on a global basis, (iii) and continued privatization of tobacco and cigarette production operations in certain countries. In 1994, the Company began providing all leaf tobacco auction buying in the U.S. for RJR Tobacco Company, Inc. ("RJR"), the second largest cigarette producer in the U.S. More recently, the Company began to purchase and process all of Lorillard Tobacco Company's ("Lorillard") auction market tobacco requirements in the U.S.

(bullet) Improve efficiency and reduce operating costs. In connection with the Merger, the Company initiated a restructuring plan for its operations. The plan was designed to eliminate unprofitable locations, consolidate duplicative processing facilities, reduce the salaried workforce, improve operating efficiencies and increase regional unit accountability. This initiative resulted in the recognition of various charges in fiscal 1995, aggregating $17.8 million, and in the first nine months of fiscal 1996, aggregating $5.6 million. These charges, together with additional anticipated charges of $6 million to $9 million in the fourth quarter of fiscal 1996 are expected to reduce the Company's annual operating costs and expenses by approximately $25 million in fiscal 1997 when the benefits are expected to be fully realized. Since the Merger, the Company has completed the following in connection with its restructuring plan:

           Consolidated the former Dibrell and Monk-Austin operations in Brazil to operate as DIMON do Brazil and sold its 50% interest in a Brazilian tobacco processing joint venture in November, 1995, recognizing a $3.7 million pre-tax gain;

           Combined the former Dibrell and Monk-Austin operations in Malawi at Centraleaf to operate as DIMON Malawi and dissolved a former Dibrell joint venture in Malawi;

           Combined the former Dibrell and Monk-Austin operations in Zimbabwe to operate as DIMON Zimbabwe;

           Revised plans for two factories in China's Yunnan Province to call for a single plant in the city of Kunming; and

           Closed Monk-Austin's Lake City, South Carolina plant.

(bullet) Expand operations in new markets. During the last decade, several of the large multinational cigarette manufacturers have expanded their global operations, particularly into Central and Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of new markets. The Company believes this will increase demand for local sources of leaf tobacco and local tobacco processing due to the semi-perishable nature of unprocessed tobacco and the existence of domestic content laws in certain foreign countries. The Company believes those factors will cause manufacturers to place greater reliance on the services of financially strong leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of leaf tobacco.

Operations

The Company has developed an extensive international network through which it purchases, processes and sells tobacco. In addition to its processing facilities in Virginia and North Carolina, the Company owns or has an interest in, processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Greece and Turkey, the leading exporters of oriental tobacco. The Company also has processing facilities in Italy and Germany. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all countries that produce export-quality, flue-cured and burley tobaccos, including Argentina, Canada, China, India and Tanzania.

Purchasing. The Company purchases tobacco in approximately 26 countries. Although the majority of the dollar value of tobacco sold by the Company is produced domestically, the relative importance of tobacco grown overseas to the Company's profitability has increased steadily. During 1995, approximately 60% of the dollar value of tobacco purchased by the Company was purchased in the U.S. Approximately 18%, 10% and 4% of the dollar value of tobacco purchased by the Company during 1995 was purchased in Brazil, Zimbabwe and Malawi, respectively. The balance of the Company's tobacco purchases during 1995 were made in other tobacco growing countries, including Argentina, Bulgaria, Canada, China, Germany, France, Greece, India, Italy, Mexico, Poland, the former Soviet Union, Tanzania and Turkey. The Company believes it has access to a diverse supply of tobacco grown in a number of regions throughout the world and can respond quickly to factors that may cause fluctuations in the quality, yield or price of tobacco crops grown in any one region.

Tobacco generally is purchased at auction or directly from growers. Tobacco grown in the U.S., Canada, Malawi and Zimbabwe is purchased by the Company principally on auction markets. The Company purchases domestic tobacco on the flue-cured, burley and air-cured auction markets in Florida, Georgia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and Virginia for shipment to the Company's facilities in North Carolina and Virginia for processing to customer specification. The Company usually purchases tobacco at the auction markets after receiving specific customer orders or indications of customers' upcoming needs. The Company's network of more than 100 tobacco buyers allows the Company to cover the major auctions of flue-cured and burley tobaccos throughout the world. These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco.

In non-auction markets such as Argentina, Brazil, Greece and Turkey, the Company purchases tobacco directly from farmers or from local entities that have arranged for purchase from farmers. These direct purchases are often made by the Company based upon its projection of the needs of its long-standing customers rather than against specific purchase orders. The Company's arrangements with farmers vary from locale to locale depending on the Company's predictions of future supply and demand, local historical practice and availability of capital. For example, in Brazil, the Company generally contracts to purchase a farmer's entire tobacco crop at the market price at the time of harvest based on the quality of the tobacco delivered. Pursuant to these purchase contracts, the Company provides farmers with fertilizer and other materials necessary to grow tobacco and may extend loans to farmers to finance the crop. Under longer-term arrangements with farmers, the Company may also finance farmers' construction of curing barns. In addition, the Company's agronomists maintain frequent contact with farmers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. In other non-auction markets, such as Argentina and India, the Company buys tobacco from local entities that have purchased tobacco from farmers and supervises the processing of that tobacco by those local entities. The Company believes that its long-standing relationships with its customers are vital to its operations outside of the auction markets.

Processing. The Company processes tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. The Company processes purchased tobacco in its 17 tobacco facilities located throughout the world. Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality. Accordingly, the Company has located its processing facilities in proximity to its principal sources of tobacco.

Upon arrival at the Company's processing plants, flue-cured and burley tobacco is first reclassified according to grade. Most of that tobacco is then blended to meet customer specifications regarding color, body and chemistry, threshed to remove the stem from the leaf and further processed to produce strips of tobacco and sieve out small scrap. The Company also sells a small amount of processed but unthreshed flue-cured and burley tobacco in loose-leaf and bundle form to certain of its customers.

Processed flue-cured and burley tobacco is redried to remove excess moisture so that it can be held in storage by customers or the Company for long periods of time. After redrying, whole leaves, bundles, strips or stems are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed flue-cured and burley tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.

Prior to and during processing, steps are taken to ensure consistent quality of the tobacco, including the regrading and removal of undesirable leaves, dirt and other foreign matter. Customer representatives are frequently present at the Company's facilities to monitor the processing of their particular orders. Increased consumption of discount and value-priced cigarettes and competition among leaf merchants have led to improvements in processing designed to minimize waste and thereby increase yield. Throughout the processing, Company technicians use laboratory test equipment for quality control to ensure that the product meets all customer specifications.

From time to time, the Company processes and stores tobacco acquired by various stabilization cooperatives under the U.S.'s price support program. The Company can derive significant revenues from the fees charged for such services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program. While these revenues are not material to the Company's net sales, they result in additional recovery of fixed cost which may be significant to gross profit.

Selling. The Company sells its tobacco to manufacturers of cigarettes and other consumer tobacco products located in about 60 countries around the world. The Company ships tobacco to international locations designated by these manufacturers. A majority of the shipments of tobacco are to factories of these manufacturers that are located outside the U.S. In certain countries, the Company also uses sales agents to supplement its selling efforts. Several of these customers individually account for a significant portion of the Company sales in a normal year. The loss of any one or more of such customers could have a materially adverse effect on the tobacco business of the Company.

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Approximately 46% and 53% of the Company's consolidated tobacco sales for the nine months ended March 31, 1996, and fiscal year 1995, respectively, were contracted to be delivered to 33 customers which the Company believes are owned by or under common control of Japan Tobacco, Philip Morris or RJR, each of which contributed in excess of 10% of total tobacco sales, with RJR and Philip Morris accounting for significantly more sales than Japan Tobacco. No other customer accounts for more than 10% of the Company's sales. See " -- Global Operations -- United States" and Note G to the Company's Consolidated Financial Statements for the year ended June 30, 1995, included herein as part of Item 8. The Company generally has maintained relationships with its customers for over forty years. In fiscal 1995, the Company delivered approximately 37% of its tobacco sales to customers in the U.S., approximately 27% to customers in Europe and the remainder to customers located in Asia, South America and elsewhere.

As of March 31, 1996, the Company's consolidated entities had tobacco inventories of approximately $343 million and approximately $278 million in commitments or indications from customers for purchases of tobacco. At March 31, 1995, those entities had tobacco inventories of approximately $296 million and approximately $209 million in commitments or indications from customers for purchases of tobacco. Substantially all of the March 31, 1996, orders are expected to be delivered in fiscal 1996. The level of purchase commitments for tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco. The Company makes 85-95% of its leaf tobacco purchases pursuant to customer orders or supply contracts or customer indications of anticipated need, with most purchases made based on indications. Customers are legally bound to purchase tobacco purchased by the Company pursuant to orders, but no contractual obligation exists with respect to tobacco purchased in response to indications. However, the Company has done business with most of its customers for many years and has never experienced a significant failure of customers to purchase tobacco for which they have given indications. Other than the contracts with RJR and Lorillard described below under "--Global Operations -- United States," the Company has no significant supply agreements with its customers.

The Company typically makes sales based on a customer's letter of credit, by cash against documents or by payment against invoice. Virtually all of the Company's sales throughout the world are denominated in U.S. dollars. While payment for tobacco sold by the Company is usually received after the tobacco has been processed and shipped, some customers make advances to the Company periodically throughout the buying season as tobacco is purchased by the Company for their accounts. Distribution of processed tobacco is made by delivery from the Company's storage facilities directly to customers, by truck or rail to customers' storage or manufacturing facilities or to port for shipping.

Global Operations

United States. The Company owns and operates four processing facilities in North Carolina and Virginia. The price of tobacco grown in the U.S. is supported under a government price support program which also establishes quotas for production. Consequently, U.S.-grown tobacco is typically more expensive than tobacco grown elsewhere. Although domestic tobacco historically has accounted for the majority of the Company's sales, the Company expects that, because of this price differential and its generally increasing business outside of the U.S., sales of flue-cured and burley tobacco grown in the U.S. and related services will be less significant than in the past. The Company believes that any short-term decline in its domestic business should be offset in the short-term by increased foreign operations.

In late fiscal 1994, Monk-Austin entered into an agreement with RJR to purchase all of RJR's U.S. auction market tobacco requirements. In late fiscal 1995, Dibrell entered into an agreement with Lorillard pursuant to which the Company will purchase and process all of Lorillard's domestic auction market tobacco requirements. Generally, the contracts establish a framework for pricing the Company's services (which generally is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices), do not provide for minimum purchases and are terminable upon reasonable notice. The Company expects that purchases under these agreements will account for a substantial portion of its tobacco purchases in the U.S. in the future.

Brazil. The Company believes it is one of the two largest independent leaf tobacco merchants in Brazil. The Company exports the majority of the tobacco that it processes in Brazil to its customers around the world. In fiscal 1995, the Company derived approximately 24% of its revenue from its Brazilian operations.

In fiscal 1996, the Company merged its two wholly owned subsidiaries, Tabra and Dibrell do Brazil to form DIMON do Brazil. DIMON do Brazil has three modern tobacco processing facilities located in the center of Brazil's tobacco production area. Brazil represents the Company's most significant foreign operation in virtually all respects, including purchasing volume, processing and storage capacities and operating income potential. Through the merger and resulting reduction in duplicative functions and facilities the Company believes that it will realize certain economies of scale. The Company believes that these economies of scale and savings will be partially achieved in fiscal 1996 operating results and fully reflected in fiscal 1997 operating results.

Zimbabwe and Malawi. The Company exports the majority of the tobacco it processes in Zimbabwe and Malawi to its customers around the world. In fiscal 1995, the Company derived approximately 10% of its revenue from its Zimbabwean and Malawian operations.

In fiscal 1995, the Company combined the former Dibrell and Monk-Austin operations in Zimbabwe and Malawi to form two wholly-owned subsidiaries, DIMON Zimbabwe and DIMON Malawi. Through DIMON Zimbabwe the Company purchases, processes in two facilities and exports flue-cured and burley tobacco grown in Zimbabwe. Through DIMON Malawi the Company purchases, processes in one facility and exports flue-cured and burley tobacco grown in Malawi.

Greece and Turkey. The Company believes it is the largest exporter of processed oriental tobacco in the world as a result of the acquisition of additional oriental tobacco processing facilities in Greece and Turkey. Greece and Turkey are the most important producers of oriental tobaccos. Through its wholly-owned subsidiaries, DIMON Hellas Tobacco SA and DIMON Turk Tutun AS, the Company buys, exports and processes, in two facilities in each country, oriental tobacco grown in each country.

Other Foreign Operations. The Company also has foreign subsidiaries, joint ventures and affiliates that purchase and sell tobacco grown in other countries throughout the world. In addition, the Company owns and operates processing facilities in Italy and Germany.

In certain countries, such as China and India, the Company has processing agreements with other processors to use their facilities under the supervision of the Company's employees. In several South American countries where the Company operates, tobacco is bought from the farmers by the processors at negotiated prices, and it is necessary to prefinance the crop by making advances of cash or materials to the farmers prior to and during the growing season.

Competition

The leaf tobacco industry is highly competitive. Competition among dealers in leaf tobacco is based on the price charged for products and services as well as the dealers' ability to meet customer specifications in the buying, processing and financing of tobacco. The Company believes that it is well positioned to meet this competition, particularly in view of its important processing facilities in the U.S., Brazil and other major tobacco growing countries. Among independent tobacco leaf merchants, the principal competitors are Universal Corporation ("Universal"), Standard Commercial Corporation and Intabex Holding Worldwide S.A. Of the independent leaf tobacco merchants, the Company believes that, based on revenues, it ranks second in established worldwide market share. The Company further believes that among independent tobacco leaf merchants, it has the largest or second largest market share in Brazil, Greece, Turkey, the U.S. and Zimbabwe. Universal's market share in the U.S. is considerably greater than that of the Company.

Seasonality

The purchasing and processing activities of the Company's tobacco business are seasonal. Flue-cured tobacco grown in the U.S. generally is purchased during the five-month period beginning in July and ending in November. U.S.-grown burley tobacco is usually purchased from late November through January or February. Tobacco grown in Brazil usually is purchased from January through June and delivered from May to September. Other markets around the world last for similar periods, although at different times of the year, and as the importance of these markets has grown the seasonality in the Company's business has decreased.

Mature tobacco, prior to being processed and packed, is a semi-perishable commodity. The production cycle for redrying and packing is relatively short. For example, flue-cured tobacco in the U.S. is processed, packed and invoiced within the same five-month period (July through November) that it is purchased. During this period inventories of unprocessed tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. Increasing amounts of U.S.-grown burley and foreign tobacco are now being processed in periods other than July through November, reducing the seasonal fluctuations in working capital. At June 30, the end of the Company's fiscal year, the seasonal components of the Company's working capital reflect primarily the operations related to foreign grown tobacco.

Flowers

Operations

The Company's fresh-cut flower operations consist of buying flowers from sources throughout the world and transporting them, normally by air, to operating units for resale to wholesalers and retailers through its wholly-owned flowers subsidiary, Florimex Worldwide, Inc. ("Florimex"). For the year ended June 30, 1995, the Company's flower operations produced approximately 20% of the Company's revenues and represented approximately 10% of the Company's consolidated assets at year end.

Florimex operates through 51 offices in 18 countries, including Austria, Canada, Colombia, the Czech Republic, Ecuador, France, Germany, Hungary, Italy, Japan, Poland, The Netherlands, Spain, Switzerland, the United Kingdom and the U.S. The activities of certain of these offices are limited to acquiring flowers in the country of origin, but most are engaged in importation and distribution. Florimex is also engaged in additional value-added services through the design and assembly of floral bouquets for sale to supermarket retailers. Virtually all offices are operated as corporate profit centers with the general manager receiving a bonus related to the financial performance of the operation. In a limited number of cases, the local general manager owns a minority share of the unit's equity and participates in dividend distributions.

Florimex's Dutch exporting operations, Baardse, are headquartered in Aalsmeer, The Netherlands, inside the premises of the world's largest flower auction facilities. In addition to the Aalsmeer auction, Florimex routinely acquires flowers from all principal Dutch flower auctions. Florimex's Dutch exporting operations sell and ship product directly to Florimex's fresh-cut flower operations and its competitors.

Business Strategy

The Company's business strategy for Florimex is to increase profitability by increasing sales volume within its established distribution system, rationalizing its cost structure and reducing credit losses. The Company believes that its extensive global network, with buying capacity in all major flower production markets and broad based distribution arrangements in the world's primary wholesale and retail flower markets, gives it substantial competitive advantages.

The principal components of Florimex's business strategy are as follows:

(bullet) Expansion of Sales; New Distribution Channels. Florimex expects to increase its sales by focusing on areas of growing per capita consumption of flowers, particularly in non-traditional flower consumption markets in Europe and North America. To accomplish this objective, Florimex has recently (i) restructured its operations in North America to concentrate on (a) the growing channels of supermarkets and mass merchant retailers and (b) bouquet sales in the U.S. and (ii) concentrated on sales in Europe, particularly eastern Germany and the Czech Republic.

(bullet) Rationalize operations. Florimex has realized substantial cost savings by reducing personnel, streamlining administrative functions globally and by eliminating its unprofitable wholesale operations in New York, Chicago and Los Angeles.

(bullet) Reduce credit losses. As the timely collection of trade accounts receivable has traditionally represented a considerable business risk to Florimex's flower operations, trade accounts receivable reporting and credit authorization procedures have been entirely revised.
           These revisions include (i) the implementation of centralized credit reporting procedures, (ii) an overall reassessment of customer credits, (iii) the culling of customer listings for the various Florimex companies in order to concentrate on higher margin accounts,
           (iv) requiring bi-monthly updates to the head office on outstanding balances, and, (v) the creation of a prompt response program for customers who begin to evidence slow payer characteristics.

Sources of Supply

Florimex acquires its fresh-cut flowers from more than 300 suppliers located in more than 50 countries on five continents. Its primary sources of supply include The Netherlands (via the Dutch auction system), Kenya (via a renewable exclusive supplier contract effective since 1976), and Columbia, Ecuador and Thailand. Florimex purchased $33.7 million, or 11.5%, of its total purchases in 1995 ($27.3 million, or 11.9% in 1994) from its Dutch exporting operations on terms similar to those offered to independent parties. Florimex annually buys approximately 30% of the flower crop grown on independent supplier farms in Kenya. Florimex believes that its existing sources of supply are adequate at current sales levels. Florimex also believes that its close relationships with commercial and cargo airlines give it a competitive advantage by permitting it to transport its products around the world expeditiously and cost effectively.

Customers and Market Potential

Florimex sells to thousands of wholesalers and retailers throughout Europe, North America and Asia. No customer accounts for a significant portion of Florimex's sales in a normal year, and the loss of any one customer or a group of related customers should not have a material adverse effect on Florimex's business.

Industry statistics indicate that the annual retail sales of fresh-cut flowers in the U.S., the largest single flower market in the world, exceed $6.5 billion. While the routine purchase of flowers is a tradition in the mature European market, the U.S. market is growing and offers an opportunity for significant penetration. The primary market growth in the U.S. is occurring among supermarkets. During 1995, the Company substantially redirected its U.S. flower resources to serve this important group of customers.

Competition

Competition within the fresh-cut flower distribution industry is based on adequate and reliable supplies of competitively priced, fresh, good quality flowers. Prices quoted to wholesalers are volatile and often change several times a day. Credit terms are also important. Major competitors are numerous and vary according to market. However, no cut-flower operation, including Florimex, has more than a small share of the worldwide market. Competition is therefore intense. Based on its long-standing sources of supply and well-developed purchasing and distribution facilities, Florimex believes that it competes effectively.

Seasonality

Sales of fresh-cut flowers are seasonal and are significantly affected by peak holiday demand. Generally the June through August months have low sales levels, with sales increasing through the fall and Christmas season. Special days, such as Valentine's Day and Mother's Day, generally result in material sales increases in February through May.

Employees

The Company's consolidated entities employ about 3,800 persons, excluding seasonal employees, in its worldwide tobacco operations. In the U.S. tobacco operations the Company's consolidated entities employ about 1,100 persons, excluding 1,300 seasonal employees. Most seasonal employees are covered by collective bargaining agreements with several U.S. labor unions. In the non-U.S. tobacco operations the Company's consolidated entities employ about 2,700 persons, excluding 5,100 seasonal employees. The Company's worldwide consolidated cut flower operation entities employ about 1,250 persons, excluding seasonal employees. The Company considers its employee relations to be satisfactory.

Government Regulation and Environmental Compliance

In recent years, governmental entities in the U.S. at all levels have taken or have proposed actions that may have the effect of reducing consumption of cigarettes. These activities have included: (i) the U.S. Environmental Protection Agency's decision to classify tobacco environmental smoke as a Group "A" (known human) carcinogen; (ii) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to ban smoking in the work place;
(iii) proposals by the U.S. Food and Drug Administration to sharply restrict cigarette advertising and promotion and to regulate nicotine as a drug; (iv) increases in tariffs on imported tobacco; (v) proposals to increase the U.S. excise tax on cigarettes; (vi) the recently announced policy of the U.S. government to link certain federal grants to the enforcement of state laws banning the sale of tobacco products to minors and (vii) recent filings of lawsuits against cigarette manufacturers by several states seeking reimbursement of Medicaid and other expenditures by such states claimed to have been made to treat diseases allegedly caused by cigarette smoking. It is not possible to predict the extent to which governmental activities might affect the Company's business.

In 1993, Congress enacted a law requiring that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco. Although that law was repealed in 1995 and was replaced with import quotas designed to assist domestic tobacco growers, the law had the effect of drastically disrupted demand for foreign tobacco in the domestic production of cigarettes. It is not possible to predict the extent to which future governmental activities might affect the Company's business.

A number of foreign countries have also taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and a number of other countries. It is impossible to predict the extent to which restrictions on advertising might affect the Company's business.

Compliance with federal, state and local provisions which have been enacted or adopted regulating the discharge of materials into the environment or otherwise relating to the protection of the environment have not had, and are not anticipated to have, any material effect upon the competitive position of the Company.

           FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND
                      DOMESTIC OPERATIONS AND EXPORT SALES

         As discussed in Item 1, the Company operates in two business segments: the purchasing, processing and selling of leaf tobacco and the purchasing and selling of cut flowers. Financial information concerning segments and geographical operations is included in Note G to the Notes to Consolidated Financial Statements. Information with respect to the Company's working capital appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources," included herein as
Item 7.

ITEM 2.  PROPERTIES

Following is a description of the material properties of the Company:

Corporate

         The Company's corporate headquarters are located in Danville, Virginia. The tobacco operations are headquartered in Farmville, North Carolina and headquarters for flowers operations are in Nuremberg, Germany.

Tobacco Facilities

         The Company operates each of its tobacco processing plants for seven to nine months during the year to correspond with the applicable growing season. While the Company believes its processing facilities are being efficiently utilized, the Company also believes its domestic processing facilities and certain foreign processing facilities have the capacity to process additional volumes of tobacco if required by customer demand.

         The following is a listing of the various properties used in the tobacco operations:

                                                                AREA IN
   LOCATION                         USE                       SQUARE FEET

   UNITED STATES
   DANVILLE, VA                     STORAGE                       250,000
   DANVILLE, VA                     FACTORY                       494,000
   KENBRIDGE, VA                    STORAGE                     1,469,000
   GREENVILLE, N.C.                 FACTORY/STORAGE               809,000
   FARMVILLE, N.C.                  FACTORY/STORAGE             1,136,000
   KINSTON, N.C.                    FACTORY/STORAGE             1,069,000
   SANFORD, N.C.                    STORAGE                       121,000
   GREENVILLE, TN                   STORAGE                        70,000
   MULLINS, S.C                     STORAGE                       104,000
   LAKE CITY, S.C.                  STORAGE                       252,000

   SOUTH AMERICA
   VERA CRUZ, BRAZIL                FACTORY/STORAGE             1,833,000
   SANTA CRUZ, BRAZIL               FACTORY/STORAGE             1,201,000
   MEXICO CITY, MEXICO              FACTORY                         5,000
   VENANCIO AIRES, BRAZIL           FACTORY/STORAGE               593,000
   ZACAPA, GUATEMALA                FACTORY                        15,000

   AFRICA
   LILONGWE, MALAWI                 FACTORY                       247,000
   HARARE, ZIMBABWE                 FACTORY/STORAGE             1,426,000

   EUROPE
   KARLSRUHE, GERMANY               FACTORY/STORAGE               320,000
   IZMIR, TURKEY                    FACTORY/STORAGE               290,000
   SPARANISE, ITALY                 FACTORY/STORAGE               742,000
   THESSALONIKI, GREECE             FACTORY/STORAGE               790,000


Flower Facilities

         Florimex has 51 different operating facilities throughout the world. The owned properties include an international distribution warehouse in Kelsterbach, Germany (near Frankfurt Airport), with offices and storages of about 60,000 square feet. In Nuremberg, the headquarters of Florimex, owned properties include office and storages of about 300,000 square feet. At all Florimex locations there are various properties, generally located near airports, consisting of owned or leased offices and storages. The storages at each location include cooler storages of various sizes to accommodate the needs of individual locations. The Company's management believes its flower operation facilities, including office, distribution and warehouse facilities, are efficiently utilized and are adequate for current and projected sales levels for the foreseeable future.

         With the acquisition of the shares of Baardse, the Company acquired various assets related to and leased from the auctions from which it buys the flowers. Baardse has about 110,000 square feet of office and storage associated with the Aalsmeer auction operation. Aalsmeer has the largest auction facility in The Netherlands. A major addition to the lease was completed in 1989. Baardse also owns glasshouses in Aalsmeer with 125,000 square feet.

         All of the above property is owned, except as otherwise indicated, by the Company, its subsidiaries or investee companies. The Company believes that the facilities are generally well maintained and in good operating condition and are suitable and adequate for its purposes at current and reasonably anticipated future sales levels.

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

         DIMON Incorporated's common stock is traded on the New York Stock Exchange, under the ticker symbol "DMN". The Common Stock began trading on the NYSE on April 3, 1995.

         The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated.

                                                 DIMON
                                             Common Stock
                                                          Dividends
                                     High         Low    Declared (1)
Fiscal Year 1996
Fourth Quarter (through May 1)....   17 1/4     17 1/4        --
Third Quarter.....................   20 7/8     16           .135
Second Quarter....................   18 3/4     13 3/4       .135
First Quarter.....................   17 5/8     14 5/8       .135

Fiscal Year 1995 (1)
Fourth Quarter....................   18 5/8     14           .135


                              Dibrell           Monk-Austin
                         Common Stock (2)    Common Stock (4)
                           High-Low (3)          High-Low

Third Quarter...........  $14 2/3 - 10 2/3    $13 1/4 -  11 5/8    .090
Second Quarter..........   14 5/6 - 13         15     -  12 7/8    .090
First Quarter...........   13 1/2 -  9 1/4     15     -  12 1/4    .090

Fiscal Year 1994
Fourth Quarter..........   12 5/6 -  8 5/6     16 5/8 - 12         .085
Third Quarter...........   18     - 12 1/3     19 1/8 - 15 3/8     .085
Second Quarter..........   21 1/2 - 16 3/16    17     - 13 1/2     .085
First Quarter...........   20 1/2 - 15 1/3     16     - 13         .085

- ------------------------
(1) Dividends declared through the third quarter of 1995 represent dividends of Dibrell. Monk-Austin paid no dividends.

(2) Prior to April 1, 1995, Dibrell common stock was traded on The Nasdaq National Market.

(3) Adjusted to reflect the issuance of 1.5 shares of DIMON Common Stock for each share of Dibrell common stock in the Merger.

(4) Prior to April 1, 1995, Monk-Austin common stock was traded on the NYSE.

         The last sale price of Common Stock as reported on the NYSE on May 1, 1996, was $17.25. As of June 30, 1995, there were approximately 4,244 holders of record of the Common Stock. Management of the Company believes that there are in excess of 3,600 beneficial holders of its Common Stock. The Company pays dividends quarterly.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

The following discussion relates to the Company's Consolidated Financial Statements for the year ended June 30, 1995, except as indicated.

General

The Company is engaged in two business segments: the purchasing, processing and selling of leaf tobacco and the purchasing and selling of fresh-cut flowers.

The Company believes that it is the world's second largest independent purchaser and processor of leaf tobacco. Approximately 80% and 75% of the Company's revenues in fiscal 1995 and fiscal 1994, respectively, were derived from its tobacco operations. The Company's tobacco operating profits fluctuate from year to year, primarily due to changes in worldwide supply and demand and government regulations.

The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobaccos. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the individual countries of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. In particular, the Company has a significant concentration of its purchasing, processing and exporting operations in southern Brazil. In recent years, Brazil's economic problems have received wide publicity, and that country has taken and is expected to continue to take various actions relating to foreign currency exchange controls and adjustments for devaluation of the currency and inflation. While such controls generally influence the amount of cash dividends remitted from Brazil and such adjustments can adversely affect the Company's processing costs, they have not and are not expected to adversely affect the Company's ability to export tobacco from Brazil. See Note J to the Company's Consolidated Financial Statements for the year ended June 30, 1995, included herein.

On April 1, 1995, Dibrell and Monk-Austin merged into DIMON. The Merger has been accounted for as a pooling of interests and all consolidated financial statements have been restated to include the historical results of operations of both Dibrell and Monk-Austin including the effects of conforming the accounting policies of the two former entities. Recorded assets and liabilities have been carried forward at their historical book values.

In connection with the Merger, the Company initiated a restructuring plan including both the tobacco and flower businesses. The plan is designed to eliminate unprofitable locations, consolidate duplicative processing facilities, reduce the salaried workforce, improve operating efficiencies and increase regional unit accountability. This initiative resulted in the recognition of various charges in fiscal 1995, aggregating $17.8 million, and the first nine months of fiscal 1996, aggregating $5.6 million. These charges, together with additional anticipated charges of $6 million to $9 million in the fourth quarter of fiscal 1996 are expected to reduce the Company's annual operating costs and expenses by approximately $25 million in fiscal 1997 when the benefits are expected to be fully realized.

The remainder of the Company's revenues are derived from purchasing and selling fresh-cut flowers. Florimex has two principal operations, importing, exporting and wholesaling fresh-cut flowers, and exporting fresh-cut flowers purchased primarily from the major flower auctions in The Netherlands. Approximately 20% of the Company's 1995 revenues were derived from its flower operations.

Results of Operations

The following table expresses items in the Statement of Consolidated Income as a percentage of sales for each of the three most recent fiscal years. Any reference in the table and the following discussion to any given year is a reference to the Company's fiscal year ended June 30.

                                                   Year Ended June 30,
                                                1995      1994      1993
                                                ----      ----      ----
Net sales of goods and services                100.0%    100.0%    100.0%
Cost of goods and services sold                 91.2      90.9      86.7
Gross Margin                                     8.8       9.1      13.3
Selling, general and administrative expenses     6.9       8.1       6.7
Restructuring and merger related costs           1.3        --        --
                                              -------   -------   -------
Operating income                                 .06       1.0       6.6
Other income (expense)-- net(1)                 (1.8)     (1.4)     (0.9)
                                              -------   -------   -------
Income (loss) before income taxes, minority
 interest, equity in net income of investee
  companies and cumulative effect of
  accounting changes                            (1.2)     (0.4)      5.7
Income taxes                                     0.3       0.2       1.9
Equity in net income of investee companies      (0.1)       --       0.1
Extraordinary items                               --        --        --
                                               -------  -------   -------
Cumulative effect of accounting changes           --        --      (0.1)
                                               -------  -------   -------
Net income (loss)                               (1.6)%    (0.6)%     3.8%
                                              ========  ========  =======

(1) Includes other income, interest and sundry and other deductions, interest and sundry.

Comparison of the Year Ended June 30, 1995 to the Year Ended June 30, 1994

The Company's net sales of goods and services in 1995 were $1.928 billion, an increase of 33.0% from $1.449 billion in 1994. Net sales from tobacco operations increased 42.8%, from $1.082 billion in 1994 to $1.544 billion in 1995, primarily due to higher prices and increased production quantities primarily from the U.S. and Brazil. The higher tobacco prices and increased production quantities from the U.S. accounted for $88.1 million and $248.5 million, respectively, while the increased production quantities from Brazil accounted for substantially all of the increase from Brazil. The Company's increase in net sales of U.S. tobacco was primarily attributable to the Company's 1994 agreement to purchase the U.S. tobacco needs for RJR. The increased sales of tobacco from Brazil resulted from the sales of uncommitted stocks from prior year crops.

Net sales of flowers increased 4.4%, from $367.5 million in 1994 to $383.6 million in 1995. The increase in the Company's sales of flowers was primarily due to the favorable effect of applying U.S. dollar exchange rates to European operations, but these favorable effects were partially offset by decreased sales of certain North American operations that were closed during the year. The application of exchange rates increased sales by $35.5 million and the closing of operations decreased sales by $15.7 million.

Cost of sales and expenses of the Company's tobacco operations increased 42.9% in 1995 from 1994 due primarily to the 42.8% increase in net sales. The world oversupply of tobacco, which began in fiscal 1993, started to improve in fiscal 1995 as indicated by the improvement in the tobacco operating margin (operating income), before restructuring and merger related costs. As a percent of net sales, operating margins increased to 3.2% in 1995 compared to 1.8% in 1994. See
Item 1, "Business -- Tobacco -- The Tobacco Leaf Industry -- Recent Market Conditions." However, sales prices continued to be negatively affected by the oversupply, causing the Company to reduce the carrying amount of its tobacco inventory at year end by $9.2 million, reflecting the revaluation of that inventory at the lower of its cost or market value.

Cost of sales and expenses of the flower operations increased by 6.0% in 1995 from 1994 primarily due to the sales increase of 4.4% and increased bad debts associated with flower operations now closed and other costs, inclusive of restructuring costs. The flower operating income decreased from 0.3% of net sales in 1994 to (1.2)% of net sales in 1995, primarily due to decreased gross margins of both the U.S. operations that were closed and the Baardse operations and by increased costs mentioned above.

Corporate expenses increased $3.7 million, or 64.9%, to $9.4 million in 1995 from $5.7 million in 1994, due primarily to increased personnel costs and legal and professional expenses in 1995 and reversals of prior accruals in 1994 for stock appreciation rights and certain stock options.

Restructuring charges for the tobacco and flower operations amounted to $15.2 million and $2.6 million, respectively. The charges are comprised of $12.6 million for employee separations, $2.8 million for facility closures, $2.4 million for asset writedowns and other items. In addition the Company incurred $8.1 million for merger related charges for legal, accounting and financial advisors.

Other income, interest and sundry, decreased $2.3 million in 1995. The decrease relates to the Company's tobacco operations, resulting from the gain on the sale of substantially all of the operating assets of Korean American Tobacco Company in 1994 and decreased rental income.

Other deductions, primarily interest expense, increased $11.5 million in 1995, primarily due to higher borrowings because of increased average inventories and, to a lesser extent, higher average interest rates.

The Company had tax expense in spite of the overall pre-tax loss in 1995 due to the effects of foreign tax rates, the mix of income and losses of subsidiaries, the currency effect in Brazil and non-deductible merger expenses.

The $1.9 million decrease in equity in net income of investee companies in 1995 was due primarily to the devaluations of the local currency for the Company's investee with operations in Zimbabwe and decreased earnings for the operations in Malawi and Brazil.

Comparison of the Year Ended June 30, 1994 to the Year Ended June 30, 1993

The Company's net sales of goods and services in 1994 were $1.449 billion, a decrease of 13.8% from $1.681 billion in 1993. Net sales from tobacco operations decreased 17.0%, from $1.303 billion in 1993 to $1.082 billion in 1994, primarily due to lower prices and decreased quantities primarily from Brazil, the U.S. and Argentina. The lower prices and decreased quantities of tobacco were due to the worldwide surplus and uncertainties in the U.S. relating to the domestic content law and the proposed increased excise taxes on cigarettes.

The Company's net sales of flowers decreased 2.6%, from $377.4 million in 1993 to $367.5 million in 1994, primarily as an effect of applying U.S. dollar exchange rates to the European operations.

Cost of sales and expenses of the Company's tobacco operations decreased 10.7% in 1994 from 1993 due primarily to the 17.0% decrease in sales, which was offset partially by other increased costs due to $40.9 million in charges related to the revaluation at the lower of cost or market of certain tobacco inventories and advances, primarily in South America. The tobacco operating margin (operating income) as a percent of net sales was 1.8% in 1994 compared to 8.7% in 1993. The decrease in operating margins and operating profit resulted from decreased margins on tobacco of practically all origins due to the worldwide surplus, uncertainties in the U.S. and the $40.9 million valuation charges mentioned above, all of which were partially offset by increased gross margins on tobacco from Zimbabwe.

Cost of sales and expenses of the Company's flower operations decreased by 2.0% in 1994 from 1993 primarily due to the sales decrease of 2.6% and the inclusion, in 1993 results, of operational studies and bad debts at Baardse, all of which were partially offset in 1994 by increased bad debts and other costs in the U.S. operations. The cost in 1993 of operational studies and bad debts at Baardse of $3.3 million were offset partially by increased 1994 bad debts and other costs in the U.S. operations of $2.2 million with the decrease in sales accounting for the balance of the decrease. The flower operating income decreased from 1.0% of net sales in 1993 to 0.3% of net sales in 1994, primarily due to decreased gross margins, offset by decreased costs mentioned above.

Corporate expenses decreased $0.9 million, or 13.6%, in 1994 from $6.6 million in 1993, due primarily to reduced accruals for bonuses and reversals of prior accruals for stock appreciation rights and certain stock options.

Other income, interest and sundry, decreased $10.0 million in 1994. The decrease relates to the Company's tobacco operations, primarily due to items in 1993 not repeated in 1994, including currency exchange gains in Brazil and the United Kingdom not related to operations, settlements of insurance proceeds resulting from the Mexican flood loss and gains on sale of property and equipment.

Other deductions, sundry, decreased $2.3 million in 1994, primarily due to the tobacco operations and $1.4 million of charges incurred in 1993 on the uncompleted merger with Standard Commercial Corporation.

Interest expense decreased $3.0 million in 1994, or 7.9%, from $38.1 million in 1993, primarily due to the financing of foreign tobaccos through U.S. bank lines at rates lower than the rates available through foreign bank lines.

Due to the mix of income and losses among its subsidiaries, the Company had tax expense in spite of the overall pre-tax loss in 1994. The Company's effective income tax rate was 32.6% in 1993. The increase in the tax rate, due to the August 1993 change in U.S. tax laws, had no material effect on the Company.

The decrease in equity in net income of investee companies in 1994 was due primarily to the loss from operations of the investee located in Brazil, partially offset by devaluations of the local currency for the Company's investee with operations in Zimbabwe.

Liquidity and Capital Resources

The following table summarizes items from the Company's Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.

                                                                  Year Ended June 30,
                                                            -------------------------------
                                                            1995         1994          1993
                                                            ----         ----          ----
(in thousands, except for current ratio)
Cash and cash equivalents                                $   42,326   $   12,471   $   16,399
Net trade receivables                                       182,750      164,314      217,098
Inventories and advances on purchases
of tobacco                                                  468,989      469,015      424,015
Total current assets                                        731,119      685,443      666,454
Notes payable to banks                                      233,736      255,607      244,051
Accounts payable                                             90,446      112,310      124,103
Total current liabilities                                   453,522      467,776      423,854
Current ratio                                              1.6 to 1     1.5 to 1     1.6 to 1
Revolving credit notes and other long-term debt             292,528      188,825      180,270
Convertible subordinated debentures                          56,370       56,475       56,475
Stockholders' equity                                        238,806      288,314      308,149
Purchase of property and equipment                           35,892       32,382       42,232
Proceeds from sale of property and equipment                  4,877        5,991        5,220
Depreciation and amortization                                31,852       28,862       24,559

The purchasing and processing activities of the Company's tobacco business are seasonal. The Company's need for capital fluctuates accordingly and, at any of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or lesser than at year end. The Company historically has needed capital in excess of cash flow from operations to finance inventory and accounts receivable and, more recently, to finance acquisitions of foreign tobacco operations and flower operations. The Company also prefinances tobacco crops in certain foreign countries by making cash advances to farmers prior to and during the growing season.

The Company's working capital increased from $217.7 million at June 30, 1994 to $277.6 million at June 30, 1995. The Company's current ratio was 1.6 to 1 and
1.5 to 1 at June 30, 1995, and June 30, 1994, respectively. At June 30, 1995, current assets had increased $45.7 million, or $6.7%, and current liabilities had increased $14.3 million, or 3.0%, from June 30, 1994. The $45.7 million increase in current assets is primarily due to the $29.9 million increase in cash and cash equivalents and $18.4 million increase in trade receivables. The $14.3 million decrease in current liabilities is primarily due to the decreases in accounts payable and notes payable to banks, offset partially by an increase in accrued expenses. The increase in cash and cash equivalents is primarily related to the financing activities and the proceeds from long-term debt. The increase in receivables reflects the increase in sales during the fourth quarter by the tobacco division. The decrease in accounts payable is due primarily to timing of inventory purchases, and the decrease in notes payable is due to increased long-term debt. The increase in accrued expense is due to increased crop costs accrued in Brazil.

Cash flows from operating activities decreased 81.7% to $6.8 million in 1995 as compared to 1994 and 20.6% to $37.1 million in 1994 as compared to 1993, which was consistent with the net losses incurred in those periods. Cash flows used by investing activities decreased $39.6 million, or 73.2%, to $14.5 million in 1995 as compared to 1994, primarily due to the increase in payments on notes receivable and amounts due from investees for the same period and the reduction in issuance of notes receivable. The 1995 purchase of subsidiaries was offset with the Company's 1994 investment in another company. Cash used by investing activities decreased $3.2 million in 1994 primarily due to this investment, offset primarily by the reduction in purchase of property and equipment during the year. Cash provided by financing activities increased $21 million, or 143%, and $9.1 million, or 167%, in 1995 as compared to 1994 and 1994 as compared to 1993, respectively, as a result of increased proceeds from debt issuance, which was offset partially by increased cash dividends paid to shareholders.

At June 30, 1995, the Company had seasonally adjusted lines of credit of $1.126 billion, including $876 million uncommitted, unsecured working capital lines with several banks. At June 30, 1995, the Company had borrowed $234 million under its $876 million lines of credit with interest rates ranging from 4.3% to 9.8%. At June 30, 1995, the unused short-term lines of credit amounted to $509 million, net of $133 million of letters of credit and guarantees that reduce lines of credit.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At June 30, 1995, the Company had no material capital expenditure commitments.

The Company's off balance sheet financing is not material. Certain operating leases were acquired with the acquisition of, or have been added by, several foreign tobacco processing facilities and the flower subsidiaries. However, most operating assets are of long-term and continuing benefit and the Company has generally purchased these assets.

Tax and Repatriation Matters

The Company and its subsidiaries are subject to income tax laws in each of the countries in which it does business through wholly-owned subsidiaries and through affiliates. The Company makes a comprehensive review of the income tax requirements of each of its operations, files appropriate returns and makes appropriate income tax planning analyses directed toward the minimization of its income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

Dividend distributions are regularly made from certain subsidiaries while the undistributed earnings of certain foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to reinvest such undistributed earnings indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings. The Company regularly reviews the status of the accumulated earnings of each of its U.S. and foreign subsidiaries and reevaluates the aforementioned dividend policy as part of its overall financing plans.

Accounting Matters

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company's fiscal year 1997 statements. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation and requires certain disclosures to be made by entities electing not to adopt this method. The Company has not yet determined the impact of adoption of SFAS No. 123.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                      DIMON INCORPORATED AND SUBSIDIARIES

                        Statement of Consolidated Income

                    (in thousands, except per share amounts)

                                                                                                Years Ended June 30
                                                                                          1995          1994          1993
Net sales of goods and services.....................................................   $1,927,749    $1,449,078    $1,680,616
Cost of goods and services sold.....................................................    1,757,516     1,317,286     1,457,828
                                                                                          170,233       131,792       222,788
Selling, administrative and general expenses........................................      132,802       117,311       111,957
Restructuring and merger related costs..............................................       25,955            --            --
     Operating Income...............................................................       11,476        14,481       110,831
Other income:
  Interest..........................................................................        7,512         7,025         5,716
  Sundry............................................................................        5,927         8,675        19,962
                                                                                           13,439        15,700        25,678
Other deductions:
  Interest..........................................................................       45,231        35,117        38,128
  Sundry............................................................................        1,848           419         2,694
                                                                                           47,079        35,536        40,822
  Income (loss) before income taxes, minority interest,
     equity in net income of investee companies and
     cumulative effect of accounting changes........................................      (22,164)       (5,355)       95,687
Income taxes........................................................................        5,980         2,767        31,173
  Income (loss) before minority interest, equity in net
     income of investee companies and cumulative effect
     of accounting changes..........................................................      (28,144)       (8,122)       64,514
Income applicable to minority interest..............................................          216           466           486
  Income (loss) before equity in net income of investee
     companies and cumulative effect of accounting changes..........................      (28,360)       (8,588)       64,028
  Equity in net income (loss) of investee companies (net of
     U.S. tax expense of $370, 1995; $589, 1994;
     $145, 1993)....................................................................       (1,805)           98         1,259
Income (loss) before cumulative effect of accounting
  changes...........................................................................      (30,165)       (8,490)       65,287
Cumulative effect of accounting changes:
  Postretirement benefit plans (net of applicable
     income tax benefit of $5,965)..................................................           --            --        (9,746)
Income taxes........................................................................           --            --         8,963
     Net Income (Loss)..............................................................   $  (30,165)   $   (8,490)   $   64,504
EARNINGS PER SHARE, PRIMARY
Income (loss) before cumulative effect of accounting
  changes:..........................................................................   $     (.79)   $     (.22)   $     1.76
Cumulative effect of accounting changes:
  Postretirement benefit plans, net of tax..........................................           --            --          (.26)
  Income taxes......................................................................           --            --           .24
     Net Income (Loss)..............................................................   $     (.79)   $     (.22)   $     1.74
EARNINGS PER SHARE, ASSUMING FULL DILUTION
Income before cumulative effect of accounting changes:..............................   $        *    $        *    $     1.65
Cumulative effect of accounting changes:
  Postretirement benefit plans, net of tax..........................................            *             *          (.24)
  Income taxes......................................................................            *             *           .22
     Net Income.....................................................................   $        *    $        *    $     1.63
Weighted average number of common shares
  Primary...........................................................................       38,100        38,091        37,072
  Assuming full dilution............................................................       42,355        42,297        41,310

See notes to consolidated financial statements

* Computation of loss per share is anti-dilutive for the fiscal years 1994 and 1995.

                      DIMON INCORPORATED AND SUBSIDIARIES

                           Consolidated Balance Sheet

                                 (in thousands)

                                                                                                           June 30
                                                                                                     1995           1994
ASSETS

Current assets
  Cash and cash equivalents....................................................................   $    42,326    $    12,471
  Notes receivable.............................................................................         2,002         16,531
  Trade receivables, net of allowances
     (1995 - $8,823, 1994 - $9,972)............................................................       182,750        164,314
  Inventories:
     Tobacco...................................................................................       410,431        403,211
     Other.....................................................................................        14,179          5,675
  Advances on purchases of tobacco.............................................................        44,379         60,129
  Recoverable income taxes.....................................................................         2,007          6,151
  Prepaid expenses and other assets............................................................        33,045         16,961
       Total current assets....................................................................       731,119        685,443
Investments and other assets
  Equity in net assets of investee companies...................................................        22,622         34,407
  Other investments............................................................................         1,749         14,336
  Notes receivable.............................................................................         6,107         12,616
  Other........................................................................................        28,147         16,040
                                                                                                       58,625         77,399
Intangible assets
  Excess of cost over related net assets
     of businesses acquired....................................................................        26,167         12,694
  Production and supply contracts..............................................................        36,340         42,340
  Pension asset................................................................................         4,219          2,458
                                                                                                       66,726         57,492
Property, plant and equipment
  Land.........................................................................................        19,432         17,632
  Buildings....................................................................................       135,808        117,783
  Machinery and equipment......................................................................       169,181        160,909
  Allowances for depreciation..................................................................      (101,372)       (86,585)
                                                                                                      223,049        209,739
Deferred taxes and other deferred charges......................................................        14,089         13,743
                                                                                                  $ 1,093,608    $ 1,043,816

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

                                                                                                             June 30
                                                                                                        1995          1994
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable to banks..........................................................................   $  233,736    $  255,607
  Accounts payable:
     Trade........................................................................................       56,559        84,645
     Officers and employees.......................................................................       20,714        18,073
     Other........................................................................................       13,173         9,592
  Advances from customers.........................................................................       49,224        48,929
  Accrued expenses................................................................................       57,359        31,858
  Income taxes....................................................................................       11,199         4,846
  Long-term debt current..........................................................................       11,558        14,226
       Total current liabilities..................................................................      453,522       467,776
Long-term debt
  Revolving Credit Notes and Other................................................................      292,528       188,825
  Convertible Subordinated Debentures.............................................................       56,370        56,475
                                                                                                        348,898       245,300
Deferred credits
  Income taxes....................................................................................       10,731        11,227
  Compensation and other benefits.................................................................       40,715        29,972
                                                                                                         51,446        41,199
Minority interest in subsidiaries.................................................................          936         1,227
Commitments and contingencies.....................................................................           --            --
Stockholders' equity
  Preferred Stock -- no par value:
                                                     1995
     Authorized shares..........................    10,000
     Issued shares..............................        --
  Common Stock -- no par value:
                                                     1995
     Authorized shares..........................   125,000
     Issued shares..............................    38,092........................................       80,030        79,861
  Retained earnings...............................................................................      157,880       203,615
  Equity -- currency conversions..................................................................        1,565         6,471
  Additional minimum pension liability............................................................       (1,286)       (1,374)
  Unrealized gain (loss) on investments...........................................................          617          (259)
                                                                                                        238,806       288,314
                                                                                                     $1,093,608    $1,043,816

See notes to consolidated financial statements

                      DIMON INCORPORATED AND SUBSIDIARIES

                 Statement of Consolidated Stockholders' Equity

                    (in thousands, except per share amounts)

                                                                                         Additional
                                                                             Equity       Minimum       Unrealized
                                          Common    Preferred   Retained    Currency      Pension     Gain (Loss) On
                                           Stock      Stock     Earnings   Conversions   Liability     Investments
Balance, June 30, 1992..................  $37,505   $ 13,368    $170,434     $ 2,075      $   (420)       $   --
Net income for the year.................                         64,504
Cash dividends -- $0.26 per share.......                         (9,819 )
Recapitalization of preferred stock.....  13,368     (13,368 )
Issuance of common stock in connection
  with public offering..................  27,765
Conversion of foreign currency financial
  statements............................                                       1,402
Reduction in minimum pension
  liability.............................                                                       140
Conversion of 7 3/4% Convertible
  Debentures to Common Stock............     410
Stock options exercised.................     785
Balance, June 30, 1993..................  $79,833   $     --    $225,119     $ 3,477      $   (280)       $   --
Net loss for the year...................                         (8,490 )
Cash dividends -- $0.34 per share.......                        (13,014 )
Conversion of foreign currency financial
  statements............................                                       2,994
Additional minimum pension liability....                                                    (1,094)
Stock options exercised.................      28
Unrealized loss on investments..........                                                                    (259)
Balance, June 30, 1994..................  $79,861   $     --    $203,615     $ 6,471      $ (1,374)       $ (259)
Net loss for the year...................                        (30,165 )
Cash dividends -- $0.41 per share.......                        (15,570 )
Conversion of foreign currency financial
  statements............................                                      (4,906)
Reduction in minimum pension
  liability.............................                                                        88
Stock options exercised.................      67
Unrealized gain on investments..........                                                                     876
Conversion of 7 3/4% Convertible
  Debentures to Common Stock............     102
Balance, June 30, 1995..................  $80,030   $     --    $157,880     $ 1,565      $ (1,286)       $  617

                                              Total
                                          Stockholders'
                                              Equity
Balance, June 30, 1992..................     $222,962
Net income for the year.................       64,504
Cash dividends -- $0.26 per share.......       (9,819)
Recapitalization of preferred stock.....           --
Issuance of common stock in connection
  with public offering..................       27,765
Conversion of foreign currency financial
  statements............................        1,402
Reduction in minimum pension
  liability.............................          140
Conversion of 7 3/4% Convertible
  Debentures to Common Stock............          410
Stock options exercised.................          785
Balance, June 30, 1993..................     $308,149
Net loss for the year...................       (8,490)
Cash dividends -- $0.34 per share.......      (13,014)
Conversion of foreign currency financial
  statements............................        2,994
Additional minimum pension liability....       (1,094)
Stock options exercised.................           28
Unrealized loss on investments..........         (259)
Balance, June 30, 1994..................     $288,314
Net loss for the year...................      (30,165)
Cash dividends -- $0.41 per share.......      (15,570)
Conversion of foreign currency financial
  statements............................       (4,906)
Reduction in minimum pension
  liability.............................           88
Stock options exercised.................           67
Unrealized gain on investments..........          876
Conversion of 7 3/4% Convertible
  Debentures to Common Stock............          102
Balance, June 30, 1995..................     $238,806

See notes to consolidated financial statements

                      DIMON INCORPORATED AND SUBSIDIARIES

                      Statement of Consolidated Cash Flows

                                 (in thousands)

                                                                                             Years Ended June 30
                                                                                               1995         1994         1993
Operating activities
  Net Income (Loss).......................................................................   $ (30,165)   $  (8,490)   $  64,504
  Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Depreciation and amortization.........................................................      31,852       28,862       24,559
    Deferred items........................................................................        (620)         565        1,341
    Loss (gain) on foreign currency transactions..........................................         570       (1,179)      (9,339)
    Gain on disposition of fixed assets...................................................      (1,819)      (1,624)      (3,234)
    Undistributed (earnings) loss of investees............................................       1,805          (99)      (1,259)
    Dividends received from investees.....................................................         478          577        3,756
    Income applicable to minority interest................................................         216          466          486
    Bad debt expense......................................................................       3,820        4,681        4,258
    Gain on disposal of operations........................................................          --       (1,792)          --
    Cumulative effect of accounting changes...............................................          --           --          783
    Decrease (increase) in accounts receivable............................................      52,520       31,454      (26,476)
    Decrease (increase) in inventories and advances on purchases of tobacco...............       2,156      (16,512)     (51,911)
    Decrease in recoverable taxes.........................................................       4,293        1,351        1,167
    Decrease (increase) in prepaid expenses...............................................      (3,581)      (2,056)       4,085
    Increase (decrease) in accounts payable and accrued expenses..........................     (58,163)       9,730       12,938
    Increase (decrease) in advances from customers........................................      (3,028)       4,951       10,719
    Increase (decrease) in income taxes...................................................       6,075       (8,744)       3,095
    Other.................................................................................         404       (4,983)       7,309
      Net cash provided by operating activities...........................................       6,813       37,158       46,781
Investing activities
  Purchase of property and equipment......................................................     (27,036)     (32,382)     (42,232)
  Proceeds from sale of property and equipment............................................       4,877        5,991        5,220
  Payments on notes receivable and receivables from investees.............................      27,541        4,477        5,408
  Issuance of notes receivable............................................................      (6,329)     (18,385)     (17,302)
  Proceeds from or (advances) for other investments and other assets......................       4,067         (194)      (7,897)
  Purchase of minority interest in subsidiaries...........................................        (507)          --           --
  Purchase of subsidiaries, $8,856 for property and equipment.............................     (17,123)          --           --
  Purchase of shares of Standard Commercial Corporation...................................          --      (13,408)        (386)
  Other...................................................................................          --         (194)        (130)
      Net cash used by investing activities...............................................     (14,510)     (54,095)     (57,319)
Financing activities
  Repayment of debt.......................................................................    (927,022)    (279,304)    (358,818)
  Proceeds from debt......................................................................     978,366      307,246      346,189
  Cash dividends paid to DIMON Incorporated stockholders..................................     (15,570)     (13,014)      (9,818)
  Cash dividends paid to minority stockholders............................................        (237)        (285)        (351)
  Proceeds from sale of common stock......................................................         169           28       28,298
      Net cash provided by financing activities...........................................      35,706       14,671        5,500
Effect of exchange rate changes on cash...................................................      (1,584)      (1,662)         779
Increase (decrease) in cash and cash equivalents..........................................      26,425       (3,928)      (4,259)
Increase in cash from purchased subsidiaries..............................................       3,430           --           --
Cash and cash equivalents at beginning of year............................................      12,471       16,399       20,658
      Cash and cash equivalents at end of year............................................   $  42,326    $  12,471    $  16,399
Other information:
  Cash paid during the year:
    Interest..............................................................................   $  46,768    $  34,965    $  34,627
    Income taxes..........................................................................      18,917       12,627       27,204
  Non-cash investing and financing activities:
    Capitalized leases....................................................................          --           --          180
    Conversion of debt to equity..........................................................         102           --          420
    Exercise of stock options.............................................................          --           --          232

See notes to consolidated financial statements

                      DIMON INCORPORATED AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

                                 (in thousands)

NOTE A -- MERGER AND SIGNIFICANT ACCOUNTING POLICIES

  Merger

    On October 23, 1994, Dibrell and Monk-Austin announced execution of a definitive Agreement and Plan of Reorganization pursuant to which the businesses of Dibrell and Monk-Austin would be combined. At special meetings on March 31, 1995, the shareholders of both Dibrell and Monk-Austin approved the Agreement and related combination. As a result, Dibrell and Monk-Austin were merged into DIMON Incorporated ("DIMON") and each share of Dibrell Common Stock outstanding at the merger date was converted to 1.5 shares, and each share of Monk-Austin Common Stock outstanding at the merger date was converted into 1.0 share of DIMON Common Stock, resulting in 38.069 million total outstanding shares at April 1, 1995, the effective date of the merger.

    The merger qualifies as a tax free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of both Dibrell and Monk-Austin for all periods presented. Recorded assets and liabilities have been carried forward to the combined company at their historical book values.

    Combined and separate results of Dibrell and Monk-Austin during the periods preceding the merger were as follows:

                                                                              Dibrell     Monk-Austin   Adjustment    Combined
Nine months ended March 31, 1995 (unaudited)
  Net revenues.............................................................. $  812,021    $ 735,653     $   (140)   $1,547,534
  Net income (loss).........................................................      6,090       (6,152)       9,829         9,767
Fiscal year ended June 30, 1994
  Net revenues.............................................................. $  919,114    $ 528,256     $  1,708    $1,449,078
  Net income (loss).........................................................     (9,144)         930         (276)       (8,490)
Fiscal year ended June 30, 1993
  Net revenues.............................................................. $1,065,439    $ 611,433     $  3,744    $1,680,616
  Net income (loss).........................................................     39,348       28,692       (3,536)       64,504

    The combined financial results presented above include adjustments made to conform accounting policies of the two companies. The significant adjustments impacting net income for conformity relate to the accounting for income taxes, the treatment of grower advances in Brazil, foreign currency transaction gains and losses and certain other inventory costing policies. All other adjustments are reclassifications to conform financial statement presentation. Intercompany transactions between the two companies for the periods presented were not material.

  Significant Accounting Policies

    The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. Certain foreign consolidated subsidiaries of the Company have fiscal year ends of March 31 and May 31 to facilitate reporting of consolidated accounts. The Company accounts for its investments in certain investee companies (ownership 20% - 50%) under the equity method of accounting. Investments in certain other foreign investees and subsidiaries which are combined with other investments are stated at cost or less than cost since the Company does not exercise significant influence over financial or operating policies and because of restrictions imposed on the transfer of earnings and other economic uncertainties.

    Sales and revenue recognition is based on the passage of ownership, usually with shipment of product.

    Cash equivalents are defined as temporary investments of cash with maturities of less than 90 days.

    Inventories are valued at the lower of cost or market. Inventory valuation provisions included in cost of goods and services sold totaled approximately $9.2 million and $40.9 million for 1995 and 1994, respectively. Costs of tobacco inventories are generally determined by the average cost method while costs of other inventories are generally determined by the first-in, first-out method. Substantially all of the tobacco inventory represents finished goods. Interest and other carrying charges on the inventories are expensed in the period in which they are incurred.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE A -- MERGER AND SIGNIFICANT ACCOUNTING POLICIES -- Continued
    Equity in net assets of investee companies includes excess of equity over cost in the amount of $2,244 ($2,066 in 1994) and is being amortized on a straight-line basis over ten years.

    Excess of cost over related net assets of businesses acquired is being amortized on a straight-line basis over periods ranging from 10 to 40 years. The accumulated amortization at June 30, 1995, is $4,283 ($2,912 at June 30, 1994).

    Supply contracts include the cost allocated to two ten-year tobacco supply agreements with R. J. Reynolds Tobacco Company (Reynolds) pursuant to which the Company will supply Reynolds and its affiliates with specified quantities of its required tobaccos. Each contract is being amortized over the quantities shipped or the contract period, whichever is sooner. The accumulated amortization at June 30, 1995, is $15,129 ($11,311 at June 30, 1994).

    Production contracts include the cost allocated to contracts associated with farmers for the future supply of their annual tobacco production. The production contracts are being amortized primarily on a straight-line basis over ten years. The accumulated amortization at June 30, 1995, is $9,931 ($7,360 at June 30,
1994).

    Property, plant and equipment is accounted for on the basis of cost. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 40 years and over five to ten years, respectively. The consolidated financial statements do not include fully depreciated assets.

    The Company provides deferred income taxes on temporary differences arising from tax loss carryforwards, employee benefit accruals, depreciation, deferred compensation and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested.

    Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures were converted into Common Stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options.

    The Company carries its equity security investments at fair value as prepaid expenses and other assets with any change from the average cost basis being reflected in stockholders' equity net of the tax benefit.

    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is required to adopt the new method of accounting for long-lived assets no later than the first quarter of fiscal year 1997. The Company believes that its adoption of SFAS No. 121 will not have a material impact on its financial position.

    In October, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which will be effective for the Company's fiscal year 1997 statements. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation and requires certain disclosures to be made by entities electing not to adopt this method. The Company has not yet determined the impact of adoption of SFAS No. 123.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE B -- INVESTEE COMPANIES, RELATED PARTIES AND ACQUISITIONS

    The combined summarized information for investee companies is approximately as follows:

                                                                                       1995          1994          1993
Current assets..................................................................     $ 84,635      $110,531      $144,235
Non-current assets..............................................................       57,344        67,066        70,044
Current liabilities.............................................................       84,244        99,649       129,506
Non-current liabilities.........................................................        3,130         6,275         8,942
Interest of other shareholders..................................................       31,982        37,953        39,382
Net sales.......................................................................      120,183       146,731       210,575
Gross profit....................................................................        9,953        22,506        25,772
Net income (loss)...............................................................       (1,395)        2,609         3,933

    Balances with related parties, primarily unconsolidated, affiliated companies, are as follows:

                                                                                       1995          1994          1993
Trade receivables...............................................................     $ 21,258      $ 10,968      $  8,884
Advances on purchases of tobacco................................................        9,716        38,557        75,809
Notes receivable................................................................        4,169        10,425         3,496
Trade payables..................................................................        1,556         7,555         4,428
Other income: Interest..........................................................        1,376         1,299           497
Net sales.......................................................................       12,907        16,257        13,217
Purchases of tobacco............................................................       73,474        76,321       108,690

    On April 1, 1995 the Company acquired the businesses of Austro-Hellenique De Tabac S.A. (Hellas) and Austro-Turk Tutun A.S. (Austro-Turk) for cash of $13,372 and assumption of liabilities of $3,821. Hellas and Austro-Turk have tobacco buying, processing and selling operations in Greece and Turkey, respectively. This acquisition has been accounted for as a purchase. The excess of cost over businesses acquired of $17,193 will be amortized over a ten year period.

    The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period. The pro forma information includes adjustments to give effect to amortization of goodwill and interest expense on acquisition debt, together with related income tax effects.

                                                                                                        Year ended June 30, 1995
                                                                                                              (unaudited)
Net sales of goods and services......................................................................          $1,965,437
Net loss.............................................................................................              36,577
Loss per share, primary..............................................................................                 .96

NOTE C -- LONG-TERM DEBT

    Such debt is comprised of:

                                                                         1995                               1994
                                                               Maturing         Maturing         Maturing         Maturing
                                                                within           after            within            after
                                                               One Year         One Year         One Year         One Year
Convertible Subordinated Debentures....................        $    --          $ 56,370         $    --          $  56,475
Revolving Credit Notes.................................             --           250,000              --            140,000
Other Long-Term Debt...................................          9,679            40,772          12,372             47,191
                                                               $ 9,679          $347,142         $12,372          $ 243,666
Capitalized Lease Obligations..........................          1,879             1,756           1,854              1,634
                                                               $11,558          $348,898         $14,226          $ 245,300

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE C -- LONG-TERM DEBT -- Continued
    Payments of the debt are scheduled as follows:

                                                          Convertible          Revolving           Other
                                                          Subordinated          Credit           Long-Term
                                                           Debentures            Notes             Debt             Total
1997..............................................          $     --           $ 250,000          $12,084          $262,084
1998..............................................                --                  --            8,037             8,037
1999..............................................                --                  --            7,988             7,988
2000..............................................                --                  --            4,679             4,679
2001..............................................                --                  --            1,864             1,864
2002..............................................                --                  --            1,714             1,714
Later years.......................................            56,370                  --            4,406            60,776
                                                            $ 56,370           $ 250,000          $40,772          $347,142

    Other long-term debt consists of obligations of DIMON Incorporated, Florimex, Baardse and the tobacco operations in Brazil, and is principally payable in foreign currencies at interest rates varying from 6.35% to 14.4%.

    The capitalized lease obligations are payable through fiscal 1999. Interest rates are imputed at 7.0% to 10.7%.

    To ensure long-term liquidity, DIMON has entered into a $250 million Credit Agreement with 13 banks (the Revolver). This Revolver replaces Dibrell's Revolving Credit Notes of $130 million and Monk-Austin's Credit Agreement of $125 million. The Company had no borrowings under the agreement at either June 30, 1995 or 1994. However, the Company has used these facilities to classify $250,000 ($130,000 at June 30, 1994) of working capital loans to Revolving Credit Notes. It is the Company's intent to finance at least $250,000 on a long-term basis. The interest rates available under the Revolver depend on the type of advance selected. The primary advance rate is the agent bank's base lending rate (9% at June 30, 1995). The Revolver is subject to certain commitment fees and covenants that among other things require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions and, under certain circumstances, payment of dividends by the Company. The Revolver's initial term is to March 31, 1997, and, pending approval by the lenders, may be extended for up to three additional years.

    The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement the interest rate could be the prime rate or the LIBOR rate adjusted. The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

    On June 3, 1991, Dibrell issued $57.5 million of 7 3/4% Convertible Subordinated Debentures due on September 30, 2006. The bonds are convertible into shares of the Company's Common Stock at a conversion price of approximately $13.44 at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company. The Debentures are redeemable at the option of the Company under certain circumstances on or after September 30, 1994. Beginning September 30, 2002, and ending September 30, 2005, the Company is required to make payments each year to a sinking fund in an amount sufficient to redeem 5% of the aggregate principal amount of the securities. At June 30, 1995, principal amounts of $1,130 have been converted into 84.1 thousand shares of the Company's Common Stock.

NOTE D -- RETAINED EARNINGS

    Consolidated retained earnings included $4,860 at June 30, 1995, for the Company's share of undistributed net income of investee companies accounted for on the equity method.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE E -- INCOME TAXES

    Consolidated retained earnings at June 30, 1995 and 1994 include undistributed earnings of $101,102 and $118,247 respectively, of certain foreign consolidated and unconsolidated subsidiaries which are not subject to additional foreign income taxes nor considered to be subject to United States income taxes unless remitted as dividends. The Company intends to reinvest these undistributed earnings indefinitely; accordingly, no provision has been made for United States taxes on such earnings.

    At June 30, 1995, the Company has net operating tax loss carryforwards of approximately $45,730 for income tax purposes that expire in 1996 and thereafter. Those carryforwards relate primarily to the operations of Dibrell Brothers International S.A., a 100% owned Swiss sales subsidiary of the tobacco division, Florimex and Baardse. For tax return purposes, the Company has available tax credit carryforwards of approximately $2,000 which will expire in 1999.

    The components of income (loss) before income taxes, minority interest, equity in net income of investee companies and cumulative effect of accounting changes, consisted of the following:

                                                                                           1995         1994         1993
U.S.................................................................................     $(28,293)     $(1,837)     $51,564
Foreign.............................................................................        6,129       (3,518)      44,123
                                                                                         $(22,164)     $(5,355)     $95,687

    The details of the amount shown for income taxes in the Statement of Consolidated Income follow:

                                                                                           1995         1994         1993
Current
  Federal...........................................................................     $  4,967      $ 2,721      $17,515
  State.............................................................................           73          469        1,904
  Foreign...........................................................................        9,719          109        8,533
                                                                                         $ 14,759      $ 3,299      $27,952
Deferred
  Federal...........................................................................     $ (6,622)     $(2,417)     $  (392)
  State.............................................................................         (810)        (546)           3
  Foreign...........................................................................       (1,347)       2,431        3,610
                                                                                         $ (8,779)     $  (532)     $ 3,221
Total...............................................................................     $  5,980      $ 2,767      $31,173

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE E -- INCOME TAXES -- Continued
    The reasons for the difference between income tax expense based on income or
(loss) before income taxes, minority interest, equity in net income of investee companies, and cumulative effect of accounting changes, and the amount computed by applying the statutory Federal income tax rate to such income, are as follows:

                                                                                                   Pre-tax Income
                                                                                           1995         1994         1993
Computed "expected" tax expense (benefit)............................................     $(7,757)     $(1,784)     $32,975
State income taxes, net of Federal income tax benefit................................        (530)         (77)       1,213
Effect of foreign income taxes.......................................................       6,962        2,324       (2,365)
Brazilian tax benefit for preacquisition indexing....................................          --           --       (3,033)
U.S. taxes on foreign income, net of tax credits.....................................       1,440          524        1,042
Net operating losses without benefit.................................................       2,748        2,658        1,932
Net operating loss benefits..........................................................        (806)        (762)        (281)
Tax benefits derived from Foreign Sales Corporations.................................        (887)      (1,169)      (1,309)
Excess tax basis depreciation........................................................          --           --         (327)
Meals and entertainment..............................................................         316          200           --
Non-deductible merger expenses.......................................................       1,583           --           --
Amortization of goodwill.............................................................       1,787          799          621
Other, net...........................................................................       1,124           54          705
Actual tax expense...................................................................     $ 5,980      $ 2,767      $31,173

    The long-term deferred tax liabilities (assets) are comprised of the following:

                                                                                                            1995        1994
Deferred tax liabilities:
  Fixed assets.........................................................................................   $ 13,825    $ 13,073
  Foreign earnings and investments.....................................................................      1,637         592
  Other................................................................................................         --         969
Gross deferred tax liabilities.........................................................................     15,462      14,634
Deferred tax assets:
  Tax loss carryforwards...............................................................................    (12,618)     (8,219)
  Postretirement and other benefits....................................................................     (9,041)     (7,070)
  Depreciation.........................................................................................         --      (2,320)
  Inventory reserves...................................................................................         --      (1,767)
  Reserve for bad debts................................................................................         --        (747)
  Contingent liability.................................................................................     (2,594)     (2,594)
  Foreign tax credit...................................................................................     (2,000)     (2,000)
  Other................................................................................................     (1,333)     (1,178)
Gross deferred tax assets..............................................................................    (27,586)    (25,895)
Valuation allowance....................................................................................     12,414       8,996
Net deferred tax assets................................................................................    (15,172)    (16,899)
Net deferred tax liability (asset).....................................................................   $    290    $ (2,265)

    The net change in the valuation allowance for deferred tax assets was an increase of $3,418 and relates primarily to the increase in tax loss carryforwards for which no benefit can be currently recognized.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE F -- EMPLOYEE BENEFITS

  Retirement Benefits

    The Company assumed the defined Benefit Pension Plan (the Retirement Plan) and an Excess Benefit Plan of the former Dibrell. The Retirement Plan provides retirement benefits for substantially all of Dibrell's U.S. salaried personnel based on years of service rendered and compensation during the last five years of employment. The Company maintains an Excess Benefit Plan that provides individuals who participate in the Retirement Plan the difference between the benefits they could potentially accrue under the Retirement Plan and the benefits actually paid as limited by regulations imposed by the Internal Revenue Code. The Company funds these plans in amounts consistent with the funding requirements of Federal Law and Regulations.

    Certain non-U.S. plans are sponsored by certain Florimex subsidiaries located in Italy, Austria and Germany. These plans cover substantially all of their full-time employees. Additional non-U.S. plans sponsored by certain tobacco subsidiaries cover substantially all of their full-time employees located in The Netherlands, Turkey and Zimbabwe.

    The following tables include both U.S. and non-U.S. plans.

    Net pension cost included the following components:

                                                                                           1995         1994         1993
Service cost -- benefits earned during the year......................................     $ 1,528      $ 1,270      $ 1,309
Interest cost on projected benefit obligation........................................       4,040        3,612        3,402
Return on assets -- actual...........................................................      (4,596)        (357)      (2,741)
Amortization of transition asset at July, 1986.......................................        (268)        (273)        (269)
Amortization of prior service costs..................................................         704          488          481
Amortization of unrecognized loss(gain)..............................................       1,778       (2,537)         (90)
  Net Pension Cost...................................................................     $ 3,186      $ 2,203      $ 2,092

    The funded status of the plans at June 30 was as follows:

                                                                                                     1995            1994
Actuarial present value of accumulated benefit obligation
  Vested....................................................................................        $41,935         $34,970
  Nonvested.................................................................................            576             579
                                                                                                     42,511          35,549
Benefits attributable to projected salary increases.........................................         12,077           9,800
                                                                                                     54,588          45,349
Plan assets at fair value...................................................................         37,141          31,556
Projected benefit obligation in excess of plan assets.......................................         17,447          13,793
Unamortized transition asset (obligation)...................................................           (425)          2,359
Unrecognized prior service costs............................................................         (5,283)         (5,290)
Unrecognized net loss.......................................................................         (1,797)         (3,113)
Adjustment required to recognize minimum liability..........................................          5,505           3,871
  Net pension liability.....................................................................        $15,447         $11,620

    For the U.S. plans, projected benefit obligations were determined using assumed discount rates of 8% for the Retirement Plan for all three years and 8% for the Excess Benefit Plan for 1995 and 1994 and 10% for 1993. Assumed compensation increases were 6.5% for all three years for the Retirement Plan and 5% for 1995 and 4% for 1994 and 1993 for the Excess Benefit Plan. The assumed long-term rate of return on plan assets for all three years was 9% for the Retirement Plan and 8% for 1995 and 10% for 1994 and 1993 for the Excess Benefit Plan. Plan assets consist principally of common stock and fixed income securities. For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE F -- EMPLOYEE BENEFITS -- Continued accepted practice. No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.

    The Company also sponsors a 401-K savings plan for most of its salaried employees located in the United States. The Company's contributions to the plan were $652 in 1995, $648 in 1994 and $452 in 1993.

    The Company has a Profit-Sharing Plan for substantially all of the salaried employees meeting certain eligibility requirements who were employed by Monk-Austin. This Profit Sharing Plan is in lieu of a defined benefit pension plan. Profit-Sharing Plan contributions are discretionary and totaled $1,043 in 1995, $1,416 in 1994 and $1,569 in 1993.

    The Company is in the process of standardizing employee benefits and expects this process to be completed in fiscal year 1996. The Company has not yet determined its future plans for the separate benefit plans for former employees of Dibrell and Monk-Austin. No material financial statement impact is anticipated from this standardization.

  Postretirement Health and Life Insurance Benefits

    The Company provides certain health and life insurance benefits to retired employees (and their eligible dependents) who meet specified age and service requirements. Plan assets consist of paid up life insurance policies on certain current retirees. The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

    Effective July 1, 1992 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 106, "Employer's Accounting for Postretirement Benefits Other Than Pensions." This statement requires the accrual of the cost of providing postretirement benefits, including medical and life insurance coverage, during the active service period of the employee. In adopting SFAS 106, the Company elected to immediately recognize the accumulated liability, measured at the adoption date. This accumulated liability at adoption was $15,711 ($9,746 net of tax).

    The benefit obligation was determined using an assumed discount rate of 8.0% for 1995 and 1994 and 8.5% for 1993 and an assumed rate of increase in health care costs, also known as the health care cost trend rate, of 13.0% for 1995 and 1994 and 15.5% for 1993. This trend rate is assumed to decrease gradually to 6% by fiscal 2007. The assumed long-term rate of return on plan assets was 5.4% for 1995 and 1994 and 7.6% for 1993. Based on current estimates, increasing the health care cost trend rate by one percentage point would increase the benefit obligation by approximately $1.4 million.

    The following table presents the plan's funded status at June 30 reconciled with amounts recognized in the Company's balance sheet:

                                                                                                     1995            1994
Accumulated postretirement benefit obligation:
  Retirees..................................................................................        $11,104         $10,343
  Fully eligible active plan participants...................................................          2,937           2,872
  Other active plan participants............................................................          4,118           3,874
Plan assets at fair value...................................................................           (159)           (305)
Accumulated postretirement benefit obligation in excess of plan assets......................         18,000          16,784
Unrecognized prior service cost.............................................................           (191)             --
Unrecognized net gain.......................................................................          1,237           1,189
Accrued postretirement benefit cost.........................................................        $19,046         $17,973

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE F -- EMPLOYEE BENEFITS -- Continued
    Net periodic postretirement benefit cost included the following components:

                                                                                                        1995           1994
Service cost...................................................................................        $  395         $  361
Interest cost..................................................................................         1,348          1,338
Actual return on plan assets...................................................................             7            (17)
Net periodic postretirement benefit cost.......................................................        $1,750         $1,682

    The Company continues to evaluate ways in which it can better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

    Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements. For these foreign plans, neither the cash-basis cost of benefits charged to income, nor the accrual-basis cost of benefits was material in 1995, 1994 and 1993.

NOTE G -- GEOGRAPHIC AREA DATA, EXPORT SALES AND OTHER INFORMATION

    The following description and tables present the Company's tobacco and flower operations in different geographic areas in conformity with the Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (SFAS 14). Geographic area information for tobacco operations as to net sales and operating profit is based on the origin of the product sold, and identifiable assets are classified based on the origination of the product. Turkish tobacco is included in other origin. Geographic area information for flower operations as to net sales and operating profit is based on the point of sale, and identifiable assets are classified based on the point of sale. Corporate assets consist primarily of those related to cost investments. Export sales are defined as foreign sales of United States origin.

  Tobacco

    DIMON Incorporated is principally engaged in the tobacco business. The Company and its U.S. tobacco subsidiaries buy leaf tobacco on the auction markets in Florida, Georgia, South Carolina, North Carolina, Virginia, Kentucky, Tennessee and Maryland for its customers. This tobacco is shipped to plants located in Virginia and North Carolina where it is processed, packed in hogsheads or cases and then stored until ordered shipped by the Company's customers. The Company and its tobacco subsidiaries also are engaged in buying, processing and exporting tobacco grown in Argentina, Brazil, China, Greece, Guatemala, India, Italy, Malawi, Mexico, Turkey, Zimbabwe and other areas which is sold on the world markets. The Company's investee companies are located in Brazil, Greece, Zimbabwe and the United States. The disaggregation of entities necessary for geographic area data requires the use of estimation techniques for operating profit. The identifiable assets presentation does not take into account the seasonal aspects of the tobacco business, particularly the seasonal peak in South America.

  Flowers

    The Company imports, exports and distributes cut flowers through the Florimex group, which operates through 52 offices on five continents, and through Baardse, which is located in The Netherlands.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE G -- GEOGRAPHIC AREA DATA, EXPORT SALES AND OTHER INFORMATION -- Continued

                                                                                                     Operating
                                                                                                   Profit (Loss)
                                                                                                   As Defined By    Identifiable
                                                                                     Net Sales        SFAS 14          Assets
1995
Tobacco
  United States...................................................................   $  876,982      $  17,737       $   119,889
  South America...................................................................      442,891         15,986           455,526
  Asia............................................................................       27,890         (2,975)           40,850
  Africa..........................................................................      161,455          2,706           150,736
  Other...........................................................................       34,965          1,265            74,180
  Worldwide supply contract.......................................................           --             --            10,770
                                                                                     $1,544,183      $  34,719       $   851,951
Flowers
  Europe..........................................................................   $  324,338      $   2,421       $    98,835
  United States...................................................................       24,439         (6,259)            6,722
  Other...........................................................................       34,789            712             4,976
                                                                                     $  383,566      $  (3,126)      $   110,533
                                                                                     $1,927,749      $  31,593       $   962,484
Corporate.........................................................................                      (8,807)          108,502
Equity in net assets of
  investee companies and
  related advances: Tobacco.......................................................                          --            22,622
                                                                                                                     $ 1,093,608
Operating profit
  before interest expense.........................................................                   $  22,786
Interest expense..................................................................                     (45,231)
Dividend income...................................................................                         281
  Income (loss) before income taxes, minority
     interest, and equity in net assets of
     investee companies...........................................................                   $ (22,164)

                                                                                  Europe     Far East     Other      Total

Export sales of U.S. origin...................................................   $174,649    $260,310    $23,891    $458,850

                                                                                                 Tobacco    Flowers     Total
Depreciation and amortization.................................................................   $24,034    $ 7,818    $31,852
Capital expenditures..........................................................................   $29,033    $ 6,859    $35,892
Equity in net income of investee companies....................................................   $ 1,805    $    --    $ 1,805

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE G -- GEOGRAPHIC AREA DATA, EXPORT SALES AND OTHER INFORMATION -- Continued

                                                                                                     Operating
                                                                                                   Profit (Loss)
                                                                                                   As Defined By    Identifiable
                                                                                     Net Sales        SFAS 14          Assets
1994
Tobacco
  United States...................................................................   $  541,646      $  19,110       $   268,910
  South America...................................................................      281,472          1,905           448,428
  Asia............................................................................       34,048         (1,010)           13,177
  Africa..........................................................................      159,211         15,831           105,611
  Other...........................................................................       65,166          2,576            40,993
  Worldwide supply contract.......................................................           --             --            12,000
                                                                                     $1,081,543      $  38,412       $   889,119
Flowers
  Europe..........................................................................   $  294,094      $   3,989       $    89,241
  United States...................................................................       42,304         (2,109)           10,290
  Other...........................................................................       31,137            681             3,409
                                                                                     $  367,535      $   2,561       $   102,940
                                                                                     $1,449,078      $  40,973       $   992,059
Corporate.........................................................................                     (11,832)           17,350
  Equity in net assets of
     investee companies and
     related advances: Tobacco....................................................                                        34,407
                                                                                                                     $ 1,043,816
Operating profit
  before interest expense.........................................................                   $  29,141
Interest expense..................................................................                     (35,117)
Dividend income...................................................................                         621
  Income (loss) before income taxes, minority interest, and equity in net assets
     of investee companies........................................................                   $  (5,355)

                                                                                  Europe     Far East     Other      Total
Export sales of U.S. origin...................................................   $119,650    $239,881    $ 9,511    $369,042

                                                                                                Tobacco    Flowers     Total
Depreciation and amortization................................................................   $21,871    $ 6,991    $28,862
Capital expenditures.........................................................................   $22,354    $10,028    $32,382
Equity in net income of investee companies...................................................   $    98    $    --    $    98

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE G -- GEOGRAPHIC AREA DATA, EXPORT SALES AND OTHER INFORMATION -- Continued

                                                                                                       Operating
                                                                                                     Profit (Loss)
                                                                                                     As Defined By    Identifiable
                                                                                       Net Sales        SFAS 14          Assets
1993
Tobacco
  United States.....................................................................   $  631,205      $  31,737        $203,220
  South America.....................................................................      433,222         87,104         490,146
  Asia..............................................................................       55,113          5,114          19,888
  Africa............................................................................      113,646         10,063          92,392
  Other.............................................................................       70,027          5,030          35,260
  Worldwide supply contract.........................................................           --             --          14,660
                                                                                       $1,303,213      $ 139,048        $855,566
Flowers
  Europe............................................................................   $  312,888      $   5,471        $ 83,273
  United States.....................................................................       39,612            476           8,765
  Other.............................................................................       24,903            534           3,324
                                                                                       $  377,403      $   6,481        $ 95,362
                                                                                       $1,680,616      $ 145,529        $950,928
Corporate...........................................................................                     (12,236)          5,501
  Equity in net assets of
     investee companies and
     related advances: Tobacco......................................................                                      42,091
                                                                                                                        $998,520
Operating profit
  before interest expense...........................................................                   $ 133,293
Interest expense....................................................................                     (38,128)
Dividend income.....................................................................                         522
  Income (loss) before income taxes,
     minority interest, and equity in net
     assets of investee companies...................................................                   $  95,687

                                                                                  Europe     Far East     Other      Total
Export sales of U.S. origin...................................................   $154,101    $239,244    $30,874    $424,219

                                                                                                 Tobacco    Flowers     Total
Depreciation and amortization.................................................................   $18,563    $ 5,996    $24,559
Capital expenditures..........................................................................   $33,215    $ 9,017    $42,232
Equity in net income of investee companies....................................................   $ 1,259    $    --    $ 1,259

    Of the 1995, 1994 and 1993 tobacco sales, approximately 53%, 43% and 37%, respectively, were to various tobacco customers which management has reason to believe are now owned by or under the common control of three companies (two companies in 1994 and 1993), each of which accounted for more than 10% of net sales. At June 30, 1995, there was approximately $22.6 million due from the three major tobacco customers and included in Trade receivables.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE G -- GEOGRAPHIC AREA DATA, EXPORT SALES AND OTHER INFORMATION -- Continued
    The following table summarizes the net sales made to each customer for the periods indicated:

                                                                                       1995          1994          1993
Customer A......................................................................     $317,110      $238,370      $271,688
Customer B......................................................................      214,622       231,852       212,595
Customer C......................................................................      279,257            --            --
       Total....................................................................     $810,989      $470,222      $404,283

    No customers in the flower operation accounted for more than 10% of flower sales.

NOTE H -- SHORT-TERM BORROWING ARRANGEMENTS

    The Company has lines of credit arrangements with several banks under which the Company may borrow up to a total of $876,181 ($1,032,331 at June 30, 1994), excluding all long-term credit agreements. These lines bear interest at rates ranging from 4.3% to 9.8% at June 30, 1995. Unused lines of credit at June 30, 1995, amounted to $508,947 ($619,761 at June 30, 1994), net of $133,498 of
available letters of credit and guarantees that reduce lines of credit. There were no compensating balance agreements at June 30, 1995, or 1994.

NOTE I -- CONTINGENCIES AND OTHER INFORMATION

    In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest, of $36,942, before related tax benefits for all assessed interest. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

    Consistent with the fiscal 1994 plan to liquidate Korean American Tobacco, a 49% owned affiliate, the Company is involved in legal negotiations related to the final settlement and liquidating dividend. While the ultimate results of these negotiations cannot be determined, management does not expect that the outcome will have a material adverse effect on the Company's consolidated balance sheet or results of operations.

    The Company and certain subsidiaries have available letters of credit of $153,380 at June 30, 1995, of which $113,181 was outstanding. These letters of credit represent, generally, performance guarantees issued in connection with purchases and sales of domestic and foreign tobacco.

    The Company is guarantor as to certain lines and letters of credit of affiliated companies in an amount not to exceed approximately $14,080. There was approximately $7,388 outstanding under these guarantees at June 30, 1995.

    The Company's subsidiaries have guaranteed certain loans made by Brazilian banks to local farmers. There was approximately $20,563 outstanding under these guarantees at June 30, 1995.

    The Company enters into forward exchange contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. At June 30, 1995, the Company had $1 million ($7 million in 1994) of U.S. dollar/Deutschmark exchange contracts outstanding, all of which were in Deutschmarks. The forward exchange contracts generally have maturities that do not exceed 275 days.

    The Company's other off balance sheet risks are not material.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE J -- FOREIGN CURRENCY TRANSLATION

     The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all asset and liability accounts are translated at the current exchange rate, and income statement items are translated at the average exchange rate for each quarter; resulting translation adjustments, net of deferred taxes, are made directly to a separate component of stockholders' equity. Transaction adjustments, however, are made in the Statement of Consolidated Income. These include realized exchange adjustments relating to assets and liabilities denominated in foreign currencies. Financial statements of entities located in highly inflationary economies are remeasured in U.S. dollars. The remeasurement of and subsequent transaction adjustments are also made in the Statement of Consolidated Income.

     For 1995, the transaction adjustments netted to a loss of $570. The transaction adjustments were gains of $1,179 and gains of $9,339 for 1994 and 1993, respectively, and were primarily related to the Company's Brazilian operations.

NOTE K -- PREFERRED STOCK

     The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued including dividend and voting rights. At June 30, 1995, no shares had been issued.

NOTE L -- LONG-TERM LEASES

     The Company, primarily through Florimex, has both capital and operating leases. The capital leases are for land, buildings, automobiles and trucks; the operating leases are for office equipment. Amortization is included in depreciation expense. Minimum future obligations and capitalized amounts are as follows:

                                                                                                           Capital    Operating
                                                                                                           Leases      Leases
1996....................................................................................................   $ 2,059     $ 3,204
1997....................................................................................................     1,237       2,459
1998....................................................................................................       594       1,668
1999....................................................................................................        69         890
2000....................................................................................................        --         459
Later years.............................................................................................        --          --
                                                                                                           $ 3,959     $ 8,680
Less amount representing interest and deposits..........................................................       325
Present value of net minimum lease payments.............................................................   $ 3,634
Less current portion of obligations under capital leases................................................     1,878
Long-term obligations under capital leases..............................................................   $ 1,756
Capitalized amounts
  Land..................................................................................................   $ 2,871
  Building..............................................................................................     5,476
  Machinery and equipment, primarily vehicles...........................................................     5,344
Accumulated amortization................................................................................    (3,548)
                                                                                                           $10,143

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE M -- STOCK INCENTIVE PLAN

     At the 1995 Special Meeting of Stockholders the DIMON Incorporated Omnibus Stock Incentive Plan (the Incentive Plan) and the DIMON Incorporated Non-Employee Directors' Stock Option Plan (the Directors' Plan) were approved. Also, as a result of the merger, options granted under previous plans were assumed by DIMON.

     The Incentive Plan authorizes the issuance of up to 2 million shares of common stock (subject to increase annually by 3% of the number of shares of common stock issued during such year, other than pursuant to the Incentive
Plan). The Incentive Plan authorizes the issuance of various stock incentives to key employees of the Company or any subsidiary, including nonqualified or incentive stock options, stock appreciation rights and shares of restricted stock.

     Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by a committee composed of independent directors. Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants. SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant. Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. No options or SARs may be granted and no restricted stock may be awarded under the Incentive Plan after February 8, 2005.

     The options and SARs become exercisable on various dates as originally determined for the grants assumed by DIMON. Under the Incentive Plan, the committee will determine the dates that the options and SARs become exercisable.

     A separate Directors' Plan authorizes automatic annual grants to purchase 1,000 shares to non-employee directors. Any 1995 grants will be awarded at the meeting of the DIMON Board following the 1995 annual meeting of the shareholders of DIMON. The option price will be equal to the fair market value of DIMON Common Stock on the date of grant. The maximum number of shares to be issued under the Directors' Stock Plan is 50 thousand shares. Options granted under the Directors' Stock Plan are immediately exercisable. No grants had been made under the Directors' Stock Plan as of June 30, 1995.

     The Company has elected to treat the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $680 charge to income in 1995, a $974 credit to income in 1994, and an $836 charge to income in 1993 arising from adjustments in fair market values of the SARs.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE M -- STOCK INCENTIVE PLAN -- Continued

     Information with respect to options and SARs follows:

                                                                         Year Ended June 30
                                                                      1995                1994              1993
Options outstanding at beginning of year....................              1,354               1,074                455
Options and SARs granted....................................                231                 299                708
Options exercised...........................................                 (5)                (12)               (64)
Options cancelled...........................................                (40)                 (7)               (25)
Options outstanding at end of year..........................              1,540               1,354              1,074
SARs included as outstanding at end of year.................                498                 415                329
Options available for future grants at end of year..........                500               1,665                914
Options and SARs exercisable at end of year.................                926                 392                119
Option and SAR market prices per share:
  Date of grant.............................................     $        11.50      $        16.67       $      16.50-
                                                                                                                 22.00
  Exercised (at lowest and highest market prices)...........              14.42-              18.23-             21.50-
                                                                          18.25               20.67              29.00
  Cancelled (at lowest and highest market prices)...........              11.50-
                                                                          13.87               10.00                N/A


NOTE N -- RESTRUCTURING AND MERGER RELATED COSTS

     As a result of the April, 1995, merger of Dibrell and Monk-Austin, accounted for as a pooling of interests, the Company has initiated various activities to restructure its worldwide operations. Merger related costs incurred and paid for legal, accounting and financial consultants were $8.1 million.

     The following tables set forth the Company's restructuring provisions provided and changes in the related reserves for fiscal 1995. The reserve balances are included in accrued expenses and deferred compensation and other benefits.

                                                                                            Facilities
                                                                            Employee         Closure
                                                                           Separations        Costs         Other        Total
Provision for restructuring...........................................     $  12,593        $  2,848        $2,416      $17,857
Reduced for:
  Cash payments.......................................................            76             223           205          504
  Asset writedowns....................................................            --           1,493         2,211        3,704
Reserve balances at June 30, 1995.....................................     $  12,517        $  1,132        $   --      $13,649


     The restructuring charges provided include approximately $2.6 million for the closing of certain unprofitable flower facilities and related severance costs. Those flower operations which were closed are not expected to have a material impact on the Company's consolidated results of operations. The remaining restructuring provision of $15.2 million addresses rationalization of the tobacco operations through elimination of duplicative facilities and reduction of personnel. During the quarter ended June 30, 1995, the Company severed a total of 104 employees of which 33 were involuntarily separated. The severed employees were primarily in the tobacco division and worked in various departments throughout the Company. Substantially all of the restructuring reserves will result in future cash expenditures. Additional restructuring charges of $5 million to $10 million are anticipated during fiscal 1996, as the Company further rationalizes its combined operations to achieve desired efficiencies and synergies.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE O -- CAPITAL STOCK AND RECAPITALIZATION

     On November 13, 1992 and in connection with the Monk-Austin initial public offering, Monk-Austin effected a plan of recapitalization and amended and restated its articles of incorporation. Among other things, the amended and restated articles of incorporation and the related articles of restatement (i) created a new class of common stock, par value $.01 per share (Common Stock), with one vote per share, (ii) converted all outstanding shares of the Company's Class A and Class B common stock into an aggregate of 15,422 shares of the newly created Common Stock, reflecting a 128 for 1 conversion ratio, and (iii) converted all outstanding shares of Monk-Austin's 10% preferred stock into 810 shares of Common Stock. The accompanying financial statements reflect the conversion of the Class A and Class B common stock for all periods presented and the pooling of interests that occurred in fiscal 1995.

     On November 20, 1992, Monk-Austin completed an initial public offering in which it issued 1,881 shares of Common Stock at $16.50 per share. The Company's gross proceeds and share of total issuance costs were $31,041 and $3,276, respectively. Issuance costs are included as a reduction of additional paid-in capital.

NOTE P -- FINANCIAL INSTRUMENTS

     The estimated fair value of the Company's financial instruments at June 30, 1995 is provided in the following table:

                                                                                                    Carrying          Fair
                                                                                                     Amount           Value
Convertible Subordinated Debentures.........................................................        $ 56,370         $70,462
Other Long-Term Debt........................................................................          50,451          38,769

     Interest rate swap agreements with an aggregate material principal balance of $31,285 and expiring December 31, 1996 had a negative value of $600 at June 30, 1995.

     In the normal course of business, the Company is a party to financial instruments with off balance sheet risk such as letters of credit and guarantees. Management does not expect any material losses to result from these instruments.

     The fair value estimates presented herein are based on information available to management at June 30, 1995, and were determined using market information and other commonly accepted valuation methodologies.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

NOTE Q -- SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

     Summarized quarterly financial information is as follows:

                                                                                                                   Net
                                                                                                                  Income
                                                                                                                (Loss)(3)
                                                                              Gross             Net            per Share of
                                                             Net              Profit           Income             Common
                                                            Sales            (Loss)(1)         (Loss)             Stock
1995 Fiscal Year..................................        $1,927,749         $170,233         $(30,165)           $(0.79)
      Fourth Quarter..............................           380,215           27,243          (39,928)(1)         (1.05)(1)
      Third Quarter...............................           644,079           58,320            7,576              0.20
      Second Quarter..............................           631,503           52,627            3,709              0.10
      First Quarter...............................           271,952           32,043           (1,522)            (0.04)

1994 Fiscal Year..................................        $1,449,078         $131,792         $ (8,490)           $(0.22)
      Fourth Quarter..............................           322,147           (2,805)         (32,080)(2)         (0.84)(2)
      Third Quarter...............................           404,751           42,112            3,627              0.10
      Second Quarter..............................           391,199           43,932            9,199              0.24
      First Quarter...............................           330,981           48,553           10,764              0.28

(1) In the fourth quarter of 1995 the Company recorded charges of $9.2 million and $26.0 million related to the valuation of certain inventories and restructuring and merger related costs, respectively.

(2) The Company recorded a charge of $36.9 million in the fourth quarter of 1994 related to the valuation of certain tobacco inventories and advances on purchases of tobacco.

(3) Fully diluted amounts are anti-dilutive.

NOTE R -- SUPPLEMENTAL GUARANTOR INFORMATION

     DIMON International, Inc. and Florimex Worldwide, Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of DIMON Incorporated, have fully and unconditionally guaranteed on a joint and several basis DIMON Incorporated's obligations to pay principal, premium and interest relative to the $125,000,000 % Senior Notes due 2006. Management has determined that separate, full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. Supplemental combining financial information of the Guarantors is presented below:

                      DIMON INCORPORATED AND SUBSIDIARIES

                   Supplemental Combining Statement of Income

                            Year Ended June 30, 1995

                                 (in thousands)

                                                      DIMON
                                                   Incorporated    Guarantors    Non-Guarantors    Eliminations         Total

Net sales of goods and services.................     $     44      $1,244,301       $825,175        $ (141,771) a     $1,927,749
Cost of goods and services sold.................        3,314b      1,159,466        731,863          (137,127) a      1,757,516
                                                       (3,270)         84,835         93,312            (4,644)          170,233
Selling, administrative and general.............       13,936          51,073         80,692           (12,899) a,c      132,802
  Restructuring and merger related costs........       16,891           9,487           (423)                0            25,955
                                                      (34,097)         24,275         13,043             8,255            11,476
Other income:
  Interest......................................       10,346          12,550         12,791           (28,175) a          7,512
  Sundry........................................          151           2,274         11,757            (8,255) a,c        5,927
                                                       10,497          14,824         24,548           (36,430)           13,439
Other deductions:
  Interest......................................       11,882          33,824         27,700           (28,175) a         45,231
  Sundry........................................           26             147          1,675                 0             1,848
                                                       11,908          33,971         29,375           (28,175)           47,079
Income (loss) before income taxes, minority
  interest and equity in net income of investee
  companies.....................................      (35,508)          5,128          8,216                 0           (22,164)
Income taxes (benefits).........................       (8,567)          3,767         10,780                 0             5,980
Income (loss) before minority interest, equity
  in net income of investee companies...........      (26,941)          1,361         (2,564)                0           (28,144)
Income applicable to minority interest..........            0               0            216                 0               216
Equity in net income (loss) of investee
  companies, net of income taxes................            0             348         (2,153)                0            (1,805)
Equity in net income of subsidiaries............       (3,224)         (4,933)             0             8,157                 0
NET LOSS........................................     $(30,165)     $   (3,224)      $ (4,933)       $    8,157        $  (30,165)

a. Inter-company eliminations, including profit in inventory

b. Reserve for inter-company profit in ending inventories

c. Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.

                      DIMON INCORPORATED AND SUBSIDIARIES

                      Supplemental Combining Balance Sheet

                                 June 30, 1995

                                 (in thousands)

                                                      DIMON
                                                   Incorporated    Guarantors    Non-Guarantors    Eliminations         Total
ASSETS
Current assets
  Cash and cash equivalents.....................     $  1,328       $  1,879        $ 12,254       $     26,865d      $   42,326
  Notes receivable..............................       30,015            851           1,136            (30,000) a         2,002
  Trade receivables, net of allowances..........      150,127        164,866         124,048           (256,291) a       182,750
  Inventories:
     Tobacco....................................       (5,116) b     103,294         312,253                  0          410,431
     Other......................................           25          2,240          11,914                  0           14,179

  Advances on purchases of tobacco..............      183,504         70,009          25,448           (234,582) a        44,379
  Recoverable income taxes......................            0              0           2,007                  0            2,007
  Prepaid expenses..............................       12,499            667          19,879                  0           33,045
       Total current assets.....................      372,382        343,806         508,939           (494,008)         731,119
Investments and other assets
  Equity in net assets of investee
     companies..................................            0          2,555          20,067                  0           22,622
  Consolidated subsidiaries.....................      266,381        243,970           5,007           (515,358) d             0
  Other investments.............................          965            366             418                  0            1,749
  Notes receivable..............................           45          1,016           5,046                  0            6,107
  Other.........................................          292         13,410          14,445                  0           28,147
                                                      267,683        261,317          44,983           (515,358) a        58,625
Intangible assets
  Excess of cost over related net assets of
     business acquired..........................          388         15,209          10,570                  0           26,167
  Production and supply contracts...............            0         28,340           8,000                  0           36,340
  Pension asset.................................        3,131          1,088               0                  0            4,219
                                                        3,519         44,637          18,570                  0           66,726
Property, plant and equipment
  Land..........................................        1,770          1,573          16,089                  0           19,432
  Buildings.....................................        4,998         21,127         109,683                  0          135,808
  Machinery and equipment.......................        5,187         44,335         119,659                  0          169,181
  Allowances for depreciation...................       (4,167)       (25,293)        (71,912)                 0         (101,372)
                                                        7,788         41,742         173,519                  0          223,049
Deferred taxes and other deferred charges.......       10,076          4,557            (544)                 0           14,089
                                                     $661,448       $696,059        $745,467       $ (1,009,366)      $1,093,608

a. Inter-company eliminations, including profit in inventory

b. Reserve for inter-company profit in ending inventories.

d. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

                      DIMON INCORPORATED AND SUBSIDIARIES

                      Supplemental Combining Balance Sheet

                                 June 30, 1995

                                 (in thousands)

                                                      DIMON
                                                   Incorporated    Guarantors    Non-Guarantors    Eliminations         Total
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

  Notes payable.................................     $ 54,400       $ 30,000        $179,336       $    (30,000) a    $  233,736
  Accounts payable:
     Trade......................................        4,367        149,566         111,036           (208,410) a        56,559
     Officers and employees.....................       14,643             27           6,044                  0           20,714
     Other......................................          144            426          12,603                  0           13,173
  Advances from customers.......................        3,880        228,057          75,748           (258,461) a        49,224
  Accrued expenses..............................        4,509         13,815          42,158             (3,123) a        57,359
  Income taxes..................................      (10,744) e       3,672          18,271                  0           11,199
  Long-term debt current........................        4,714            628           6,216                  0           11,558
       Total current liabilities................       75,913        426,191         451,412           (499,994)         453,522

Long-term debt
  Revolving Credit Notes and Other..............      264,143          2,559          25,826                  0          292,528
  Convertible Subordinated Debentures...........       56,370              0               0                  0           56,370
                                                      320,513          2,559          25,826                  0          348,898
Deferred Credits
  Income taxes..................................           70             19          10,642                  0           10,731
  Compensation and other benefits...............       26,146          7,642           6,927                  0           40,715
                                                       26,216          7,661          17,569                  0           51,446
Minority interest in subsidiaries...............            0              0             936                  0              936

Stockholders' equity
  Common stock..................................       80,030        108,780         152,609           (261,389) a        80,030
  Retained earnings.............................      157,880        148,455          94,791           (243,246) a       157,880
  Equity-currency conversions...................        1,565          1,796           1,707             (3,503) a         1,565
  Unrealized gain on investments................          617            617             617             (1,234) a           617
  Additional minimum pension liability..........       (1,286)             0               0                  0           (1,286)
                                                      238,806        259,648         249,724           (509,372) a       238,806
                                                     $661,448       $696,059        $745,467       $ (1,009,366)      $1,093,608

a. Inter-company eliminations, including profit in inventory

e. Current deferred tax on reserves and unallocated, estimated tax payments.

                      DIMON INCORPORATED AND SUBSIDIARIES

                 Supplemental Combining Statement of Cash Flows

                            Year Ended June 30, 1995

                                 (in thousands)

                                                               DIMON
                                                            Incorporated    Guarantors    Non-Guarantors   Eliminations     Total
Operating Activities
  Net Income (Loss)......................................    $  (30,165)     $ (3,224)      $   (4,933)     $    8,157a    $(30,165)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Depreciation and amortization........................           607        10,372           20,873               0       31,852
    Deferred items.......................................         3,922        (3,130)          (1,412)              0         (620)
    Loss (gain) on foreign currency transactions.........           (55)           81              544               0          570
    Gain on disposition of fixed assets..................             0          (280)          (1,539)              0       (1,819)
    Undistributed (earnings) loss of
      investees/subsidiaries.............................         3,224         4,585            2,153          (8,157)a      1,805
    Dividends received from investees....................             0           400               78               0          478
    Income applicable to minority interest...............             0             0              216               0          216
    Bad debt expense.....................................             0           (30)           3,850               0        3,820
    Decrease (increase) in accounts receivable...........      (102,713)      (33,329)          97,941          90,621a      52,520
    Decrease (increase) in inventories and advances on
      purchases of tobacco...............................        97,253           823         (261,577)        165,657a       2,156
    Decrease in recoverable taxes........................         1,666             0            2,627               0        4,293
    Decrease (increase) in prepaid expenses..............        (8,718)        1,420            3,717               0       (3,581)
    Increase (decrease) in accounts payable and accrued
      expenses...........................................         5,224         7,736          (25,238)        (45,885)a    (58,163)
    Increase (decrease) in advances from customers.......          (918)      (15,652)         201,799        (188,257)a     (3,028)
    Increase (decrease) in income taxes..................        (2,817)        7,135            1,757               0        6,075
    Other................................................           269             0              135               0          404
      Net cash provided (used) by operating activities...       (33,221)      (23,093)          40,991          22,136        6,813
Investing Activities
  Purchase of property and equipment.....................          (117)      (10,966)         (15,953)              0      (27,036)
  Proceeds from sale of property and equipment...........             0           838            4,039               0        4,877
  Payments on notes receivable and receivable from
    investees............................................            15         3,516           24,010               0       27,541
  Issuance of notes receivable...........................       (30,000)       (2,829)          (3,500)         30,000a      (6,329)
  Proceeds from or (advances) for other investments and
    other assets.........................................         5,865        (9,075)           2,601           4,676a       4,067
  Purchase of minority interest in subsidiaries..........             0             0             (507)              0         (507)
  Purchase of subsidiary, $8,856 for property and
    equipment............................................             0       (17,123)               0               0      (17,123)
      Net cash provided (used) by investing activities...       (24,237)      (35,639)          10,690          34,676      (14,510)
Financing Activities
  Repayment of debt......................................      (641,100)       (4,699)        (281,223)              0     (927,022)
  Proceeds from debt.....................................       708,995        60,000          239,371         (30,000)a    978,366
  Cash dividends paid to DIMON Incorporated
    stockholders.........................................       (15,568)            0               (2)              0      (15,570)
  Cash dividends paid to minority stockholders...........             0             0             (237)              0         (237)
  Proceeds from sale of common stock.....................           169             0                0               0          169
      Net cash provided (used) by financing activities...        52,496        55,301          (42,091)        (30,000)      35,706
Effect of exchange rate changes on cash..................             0             0           (1,584)              0       (1,584)
Increase (decrease) in cash and cash equivalents.........        (4,962)       (3,431)           8,006          26,812       26,425
Increase in cash from purchased subsidiaries.............             0         3,430                0               0        3,430
Cash and cash equivalents at beginning
  of year................................................         6,290         1,880            4,248              53       12,471
      Cash and cash equivalents at end of year...........    $    1,328      $  1,879       $   12,254      $   26,865     $ 42,326

a. Inter-company eliminations, including profit in inventory

                      DIMON INCORPORATED AND SUBSIDIARIES

                   Supplemental Combining Statement of Income

                            Year Ended June 30, 1994

                                 (in thousands)

                                                       DIMON
                                                    Incorporated    Guarantors    Non-Guarantors    Eliminations         Total

Net sales of goods and services..................     $     42       $892,729        $708,508        $  (152,201) a    $1,449,078
Cost of goods and services sold..................          984b       832,225         634,485           (150,408) a     1,317,286
                                                          (942)        60,504          74,023             (1,793)         131,792
Selling, administrative and general..............        6,148         51,368          69,051             (9,256) a       117,311
                                                        (7,090)         9,136           4,972              7,463           14,481
Other income:
  Interest.......................................        8,046          5,953           9,502            (16,476) a         7,025
  Sundry.........................................          491          3,020           5,164                  0            8,675
                                                         8,537          8,973          14,666            (16,476)          15,700
Other deductions:
  Interest.......................................        4,568         13,879          25,683             (9,013) a        35,117
  Sundry.........................................        4,533          1,542          (5,656)                 0              419
                                                         9,101         15,421          20,027             (9,013)          35,536

Income (loss) before income taxes, minority
  interest, and equity in net income of investee
  companies......................................       (7,654)         2,688            (389)                 0           (5,355)
Income taxes (benefits)..........................       (1,999)         3,067           1,699                  0            2,767

Income (loss) before minority interest,
  and equity in net income of
  investee companies.............................       (5,655)          (379)         (2,088)                 0           (8,122)
Income applicable to minority interest...........            0              0             466                  0              466
Equity in net income (loss) of investee
  companies, net of income taxes.................         (265)          (109)            472                  0               98
Equity in net income of subsidiaries.............       (2,570)        (2,082)              0              4,652                0

NET LOSS.........................................     $ (8,490)      $ (2,570)       $ (2,082)       $     4,652       $   (8,490)

a. Inter-company eliminations, including profit in inventory

b. Reserve for inter-company profit in ending inventories

                      DIMON INCORPORATED AND SUBSIDIARIES

                      Supplemental Combining Balance Sheet

                                 June 30, 1994

                                 (in thousands)

                                                       DIMON
                                                    Incorporated    Guarantors    Non-Guarantors    Eliminations         Total
ASSETS
Current assets
  Cash and cash equivalents......................     $  6,290       $  1,880        $  4,248        $        53a      $   12,471
  Notes receivable...............................           15          1,561          14,955                  0           16,531
  Trade receivables, net of allowances...........      116,086        145,363          68,535           (165,670) a       164,314
  Inventories:
     Tobacco.....................................       (1,803) b     150,875         254,139                  0          403,211
     Other.......................................            0            564           5,111                  0            5,675

  Advances on purchases of tobacco...............       47,382         45,787          35,885            (68,925) a        60,129
  Recoverable income taxes.......................        1,666              0           4,485                  0            6,151
  Prepaid expenses...............................          887          4,357          11,717                  0           16,961
       Total current assets......................      170,523        350,387         399,075           (234,542)         685,443
Investments and other assets
  Equity in net assets of investee companies.....            0          3,801          30,606                  0           34,407
  Consolidated subsidiaries......................      276,731        229,756           5,007           (511,494) a             0
  Other investments..............................       14,259             43              34                  0           14,336
  Notes receivable...............................           60            530          12,026                  0           12,616
  Other..........................................          810         11,461           3,769                  0           16,040
                                                       291,860        245,591          51,442           (511,494)          77,399
Intangible assets
  Excess of cost over related net assets of
     business acquired...........................          399          1,886          10,409                  0           12,694
  Production and supply contracts................            0         32,740           9,600                  0           42,340
  Pension asset..................................        2,458              0               0                  0            2,458
                                                         2,857         34,626          20,009                  0           57,492
Property, plant and equipment
  Land...........................................           68          3,336          14,228                  0           17,632
  Buildings......................................        1,269         26,943          89,571                  0          117,783
  Machinery and equipment........................          639         55,187         105,083                  0          160,909
  Allowances for depreciation....................         (590)       (41,374)        (44,621)                 0          (86,585)
                                                         1,386         44,092         164,261                  0          209,739

  Deferred taxes and other deferred charges......       11,246          4,608          (2,111)                 0           13,743

                                                      $477,872       $679,304        $632,676        $  (746,036)      $1,043,816

a. Inter-company eliminations, including profit in inventory

b. Reserve for inter-company profit in ending inventories.

                      DIMON INCORPORATED AND SUBSIDIARIES

                      Supplemental Combining Balance Sheet

                                 June 30, 1994

                                 (in thousands)

                                                       DIMON
                                                    Incorporated    Guarantors    Non-Guarantors    Eliminations         Total
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Notes payable to banks...........................     $ 68,500       $ 14,600        $172,507        $         0       $  255,607
  Accounts payable:
     Trade.......................................        7,229        148,216          94,626           (165,426) a        84,645
     Officers and employees......................        1,372         13,397           3,304                  0           18,073
     Other.......................................          200            445           8,947                  0            9,592
  Advances from customers........................          937         90,865          27,331            (70,204) a        48,929
  Accrued expenses...............................        2,614          6,629          22,837               (222) a        31,858
  Income taxes...................................       (4,910) e       2,174           7,582                  0            4,846
  Long-term debt current.........................        5,161              0           9,065                  0           14,226
       Total current liabilities.................       81,103        276,326         346,199           (235,852)         467,776
Long-term debt
  Revolving Credit Notes and Other...............       27,982        133,885          26,958                  0          188,825
  Convertible Subordinated Debentures............       56,475              0               0                  0           56,475
                                                        84,457        133,885          26,958                  0          245,300
Deferred Credits
  Income taxes...................................        4,894         (2,969)          9,302                  0           11,227
  Compensation and other benefits................       19,104          6,803           4,065                  0           29,972
                                                        23,998          3,834          13,367                  0           41,199
Minority interest in subsidiaries................            0              0           1,227                  0            1,227
Stockholders' equity
  Common stock...................................       79,861        105,662         139,457           (245,119) a        79,861
  Retained earnings..............................      203,615        151,679          99,725           (251,404) a       203,615
  Equity-currency conversions....................        6,471          7,918           5,743            (13,661) a         6,471
  Unrealized loss on investments.................         (259)             0               0                  0             (259)
  Additional minimum pension liability...........       (1,374)             0               0                  0           (1,374)

                                                       288,314        265,259         244,925           (510,184)         288,314
                                                      $477,872       $679,304        $632,676        $  (746,036)      $1,043,816

a. Inter-company eliminations, including profit in inventory

e. Current deferred tax on reserves and unallocated, estimated tax payments.

                      DIMON INCORPORATED AND SUBSIDIARIES

                 Supplemental Combining Statement of Cash Flows

                            Year Ended June 30, 1994

                                 (in thousands)

                                                                DIMON
                                                             Incorporated    Guarantors    Non-Guarantors    Eliminations
Operating Activities
  Net Income (Loss).......................................     $ (8,490)     $  (2,570 )     $   (2,082)       $  4,652a
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Depreciation and amortization.........................         (416)        10,508           18,770               0
    Deferred items........................................          672         (4,461 )          4,354               0
    Loss (gain) on foreign currency transactions..........           80            120           (1,379)              0
    Gain on disposition of fixed assets...................            0           (447 )         (1,177)              0
    Gain on disposal of operations........................            0         (1,792 )              0               0
    Undistributed earnings of investees/subsidiaries......        2,835          2,190             (472)         (4,652)a
    Dividends received from investees.....................            0              0              577               0
    Income applicable to minority interest................            0              0              466               0
    Bad debt expense......................................           (3)             0            4,684               0
    Decrease (increase) in accounts receivable............       (5,838)         6,356          123,701         (92,765)a
    Decrease (increase) in inventories and advances on
      purchases of tobacco................................       60,215          4,301         (149,953)         68,925a
    Decrease (increase) in recoverable taxes..............       (1,472)             0            2,823               0
    Decrease (increase) in prepaid expenses...............         (273)          (217 )         (1,566)              0
    Increase (decrease) in accounts payable and accrued
      expenses............................................        5,280         22,090           (8,738)         (8,902)a
    Increase (decrease) in advances from customers........          937       (101,502 )         65,659          39,857a
    Increase (decrease) in income taxes...................       (8,373)         4,154           (4,525)              0
    Other.................................................         (281)             0           (4,702)              0
      Net cash provided (used) by operating activities....       44,873        (61,270 )         46,440           7,115
Investing Activities
  Purchase of property and equipment......................         (234)        (9,897 )        (22,251)              0
  Proceeds from sale of property
    and equipment.........................................            0          2,023            3,968               0
  Payments received on notes receivable and
    receivable from investees.............................            0          7,162            6,092          (8,777)a
  Advances for notes receivable...........................          (75)             0          (18,310)              0
  Proceeds from or advances for investees,
    other investments and other assets....................      (11,082)        (5,389 )         13,677           2,600a
  Purchase of shares of Standard Commercial Corporation...      (13,408)             0                0               0
  Other...................................................           69              0             (263)              0

    Net cash provided (used) by investing activities......      (24,730)        (6,101 )        (17,087)         (6,177)
Financing Activities
  Repayment of debt.......................................      (35,016)       (17,770 )       (226,518)              0
  Proceeds from debt......................................       16,605         85,403          205,238               0
  Cash dividends paid to DIMON Incorporated
    stockholders..........................................      (13,014)             0                0               0
  Cash dividends paid to minority stockholders............            0              0             (285)              0
  Proceeds from sale of common stock......................           28              0                0               0
    Net cash provided (used) by financing activities......      (31,397)        67,633          (21,565)              0
Effect of exchange rate changes on cash...................            0              0           (1,662)              0
Increase (decrease) in cash and cash equivalents..........      (11,254)           262            6,126             938
Cash and cash equivalents at beginning of year............       17,544          1,618           (1,878)           (885)a
      Cash and cash equivalents at end of year............     $  6,290      $   1,880       $    4,248        $     53

                                                             Total
Operating Activities
  Net Income (Loss).......................................  $ (8,490)
  Adjustments to reconcile net income (loss) to net cash
    provided by operating activities
    Depreciation and amortization.........................    28,862
    Deferred items........................................       565
    Loss (gain) on foreign currency transactions..........    (1,179)
    Gain on disposition of fixed assets...................    (1,624)
    Gain on disposal of operations........................    (1,792)
    Undistributed earnings of investees/subsidiaries......       (99)
    Dividends received from investees.....................       577
    Income applicable to minority interest................       466
    Bad debt expense......................................     4,681
    Decrease (increase) in accounts receivable............    31,454
    Decrease (increase) in inventories and advances on
      purchases of tobacco................................   (16,512)
    Decrease (increase) in recoverable taxes..............     1,351
    Decrease (increase) in prepaid expenses...............    (2,056)
    Increase (decrease) in accounts payable and accrued
      expenses............................................     9,730
    Increase (decrease) in advances from customers........     4,951
    Increase (decrease) in income taxes...................    (8,744)
    Other.................................................    (4,983)
      Net cash provided (used) by operating activities....    37,158
Investing Activities
  Purchase of property and equipment......................   (32,382)
  Proceeds from sale of property
    and equipment.........................................     5,991
  Payments received on notes receivable and
    receivable from investees.............................     4,477
  Advances for notes receivable...........................   (18,385)
  Proceeds from or advances for investees,
    other investments and other assets....................      (194)
  Purchase of shares of Standard Commercial Corporation...   (13,408)
  Other...................................................      (194)
    Net cash provided (used) by investing activities......   (54,095)
Financing Activities
  Repayment of debt.......................................  (279,304)
  Proceeds from debt......................................   307,246
  Cash dividends paid to DIMON Incorporated
    stockholders..........................................   (13,014)
  Cash dividends paid to minority stockholders............      (285)
  Proceeds from sale of common stock......................        28
    Net cash provided (used) by financing activities......    14,671
Effect of exchange rate changes on cash...................    (1,662)
Increase (decrease) in cash and cash equivalents..........    (3,928)
Cash and cash equivalents at beginning of year............    16,399
      Cash and cash equivalents at end of year............  $ 12,471

a. Inter-company eliminations, including profit in inventory

                      DIMON INCORPORATED AND SUBSIDIARIES

                   Supplemental Combining Statement of Income

                            Year Ended June 30, 1993

                                 (in thousands)

                                                      DIMON
                                                   Incorporated    Guarantors    Non-Guarantors    Eliminations         Total

Net sales of goods and services.................     $  1,860      $1,074,417       $820,240        $  (215,901) a,f  $1,680,616
Cost of goods and services sold.................          602b        971,284        690,115           (204,173) a     1,457,828
                                                        1,258         103,133        130,125            (11,728)         222,788
Selling, administrative and general.............        9,962          46,009         67,714            (11,728) a,f     111,957
                                                       (8,704)         57,124         62,411                  0          110,831
Other income:
  Interest......................................        2,195          11,396          1,616             (9,491) a         5,716
  Sundry........................................        3,689          (2,077)        18,350                  0           19,962
                                                        5,884           9,319         19,966             (9,491)          25,678
Other deductions:
  Interest......................................        7,562          15,320         24,737             (9,491) a        38,128
  Sundry........................................        1,449              35          1,210                  0            2,694
                                                        9,011          15,355         25,947             (9,491)          40,822
Income (loss) before income taxes, minority
  interest, equity in net income of investee
  companies, subsidiary companies and cumulative
  effect of accounting changes..................      (11,831)         51,088         56,430                  0           95,687
Income taxes (benefits).........................       (3,535)         13,870         20,838                  0           31,173

Income (loss) before minority interest, equity
  in net income of investee companies and
  cumulative effect of accounting changes.......       (8,296)         37,218         35,592                  0           64,514
Income (loss) applicable to minority interest...            0               0            486                  0              486
  Equity in net income (loss) of investee
     companies, net of income taxes.............         (146)           (113)         1,518                  0            1,259
Equity in net income of subsidiary companies....       73,729          36,624              0           (110,353) a             0

Income before cumulative effect of accounting
  changes.......................................       65,287          73,729         36,624           (110,353)          65,287
Post retirement benefit plans (net of tax)......       (9,746)              0              0                  0           (9,746)
Income taxes....................................        8,963               0              0                  0            8,963
NET INCOME......................................     $ 64,504      $   73,729       $ 36,624        $  (110,353)      $   64,504

a. Inter-company eliminations, including profit in inventory

b. Reserve for inter-company profit in ending inventories

f. Commission expense in SG&A and Commission income in Sales.

                      DIMON INCORPORATED AND SUBSIDIARIES

                      Supplemental Combining Balance Sheet

                                 June 30, 1993

                                 (in thousands)

                                                         DIMON
                                                      Incorporated    Guarantors    Non-Guarantors    Eliminations        Total
ASSETS
Current assets
  Cash and cash equivalents........................     $ 17,544       $  1,618        $ (1,878)       $      (885) a    $ 16,399
  Notes receivable.................................            0          8,619           3,077             (8,411) a       3,285
  Trade receivables, net of allowances.............      112,162        154,610         208,762           (258,437) a     217,097
  Inventories:
     Tobacco.......................................       (2,602) b     168,843         158,527                  0        324,768
     Other.........................................            0            525          16,962                  0         17,487

  Advances on purchases of tobacco.................      105,055         31,778          32,177            (96,054) a      72,956
  Recoverable income taxes.........................          194              0           4,573                  0          4,767
  Prepaid expenses.................................          614          4,139           4,942                  0          9,695
       Total current assets........................      232,967        370,132         427,142           (363,787)       666,454
Investments and other assets
  Equity in net assets of investee companies.......            0         (3,106)         39,450                  0         36,344
  Consolidated subsidiaries........................      266,495        188,378           5,007           (459,880) a           0
  Other investments................................        2,264             41              51                  0          2,356
  Notes receivable.................................            0            635          10,455               (366) a      10,724
  Other............................................          782          5,372          16,940                  0         23,094
                                                         269,541        191,320          71,903           (460,246)        72,518
Intangible assets
  Excess of cost over related net assets of
     business acquired.............................          405          7,984           5,663                  0         14,052
  Production and supply
     contracts.....................................            0         37,442           6,087                  0         43,529
  Pension asset....................................        2,527              0               0                  0          2,527
                                                           2,932         45,426          11,750                  0         60,108
Property, plant and equipment
  Land.............................................           68          4,235          14,076                  0         18,379
  Buildings........................................         (653)        33,752          75,809                  0        108,908
  Machinery and equipment..........................          682         54,285          91,979                  0        146,946
  Allowances for depreciation......................         (272)       (41,574)        (42,838)                 0        (84,684)
                                                            (175)        50,698         139,026                  0        189,549

Deferred taxes and other deferred charges..........        6,706          1,112           2,073                  0          9,891

                                                        $511,971       $658,688        $651,894        $  (824,033)      $998,520

a. Inter-company eliminations, including profit in inventory

b. Reserve for inter-company profit in ending inventories.

                      DIMON INCORPORATED AND SUBSIDIARIES

                      Supplemental Combining Balance Sheet

                                 June 30, 1993

                                 (in thousands)

                                                         DIMON
                                                      Incorporated    Guarantors    Non-Guarantors    Eliminations        Total
LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities

  Notes payable to banks...........................    $   75,895      $(31,903)       $193,625        $         0       $237,617
  Accounts payable:
       Trade.......................................           114       124,783          99,192           (156,747) a      67,342
       Officers and employees......................         2,954        14,423          10,268                  0         27,645
       Other.......................................             0           256           1,345                  0          1,601
  Advances from customers..........................             0       192,367          39,963           (206,116) a      26,214
  Accrued expenses.................................         3,068         7,135          27,304                  0         37,507
  Income taxes.....................................         3,463e       (1,980)         11,973                  0         13,456
  Long-term debt current...........................         5,392             0           7,081                  0         12,473

       Total current liabilities...................        90,886       305,081         390,751           (362,863)       423,855
Long-term debt
  Revolving Credit Notes and Other.................        38,767       108,755          32,749                  0        180,271
  Convertible Subordinated Debentures..............        56,475             0               0                  0         56,475
                                                           95,242       108,755          32,749                  0        236,746
Deferred Credits
  Income taxes.....................................          (760)          588           2,807                  0          2,635
  Compensation and other benefits..................        18,454         4,145           3,393                  0         25,992
                                                           17,694         4,733           6,200                  0         28,627

Minority interest in subsidiaries..................             0             0           1,143                  0          1,143
Stockholders' equity
  Common stock.....................................        79,833        80,757         115,659           (196,416) a      79,833
  Retained earnings................................       225,119       154,250         101,806           (256,056) a     225,119
  Equity-currency conversions......................         3,477         5,112           3,586             (8,698) a       3,477
  Additional minimum pension liability.............          (280)            0               0                  0           (280)
                                                          308,149       240,119         221,051           (461,170)       308,149
                                                       $  511,971      $658,688        $651,894        $  (824,033)      $998,520

a. Inter-company eliminations, including profit in inventory

e. Current deferred tax on reserves and unallocated, estimated tax payments.

                      DIMON INCORPORATED AND SUBSIDIARIES

                 Supplemental Combining Statement of Cash Flows

                            Year Ended June 30, 1993

                                 (in thousands)

                                                           DIMON
                                                        Incorporated    Guarantors    Non-Guarantors    Eliminations      Total
Operating Activities
  Net Income (Loss)....................................  $   64,504     $  73,729       $   36,624       $ (110,353) a  $   64,504
  Adjustments to reconcile net income (loss) to
    net cash provided by operating activities
    Depreciation and amortization......................        (386)       10,099           14,846                0         24,559
    Deferred items.....................................       8,306         1,855           (8,820)               0          1,341
    Loss (gain) on foreign currency transactions.......        (439)          (99)          (8,801)               0         (9,339)
    Gain on disposition of fixed assets................         (10)       (1,584)          (1,640)               0         (3,234)
    Undistributed earnings of investees/subsidiaries...     (73,584)      (36,512)          (1,518)         110,355a        (1,259)
    Dividends received from investees..................           0             0            3,756                0          3,756
    Income applicable to minority interest.............           0             0              486                0            486
    Bad debt expense...................................           0            (8)           4,266                0          4,258
    Cumulative effect of accounting changes............           0             0              783                0            783
    Decrease (increase) in accounts receivable.........     (63,263)       30,695         (108,781)         114,873a       (26,476)
    Decrease (increase) in inventories and advances on
      purchases of tobacco.............................     (61,282)      246,762         (194,221)         (43,170) a     (51,911)
    Decrease (increase) in recoverable taxes...........       1,991             0             (824)               0          1,167
    Decrease (increase) in prepaid expenses............        (379)           65            4,399                0          4,085
    Increase (decrease) in accounts payable and accrued
      expenses.........................................        (400)       55,333           23,300          (65,295) a      12,938
    Increase (decrease) in advances from customers.....           0      (160,445)         183,967          (12,803) a      10,719
    Increase (decrease) in income taxes................       5,938        (3,760)             917                0          3,095
    Other..............................................           0             0            7,309                0          7,309
      Net cash provided (used) by operating
         activities....................................    (119,004)      216,130          (43,952)          (6,393)        46,781
Investing Activities
  Purchase of property and equipment...................        (166)      (14,295)         (27,771)               0        (42,232)
  Proceeds from sale of property and equipment.........          54         2,100            3,066                0          5,220
  Payments received on notes receivable and receivable
    from investees.....................................           0         2,405            4,909           (1,906) a       5,408
  Advances for notes receivable........................           0        (1,180)         (16,122)               0        (17,302)
  Proceeds from or advances for investees, other
    investments and other assets.......................      53,701       (50,033)         (10,275)          (1,290) a      (7,897)
  Purchase of shares of Standard Commercial
    Corporation........................................        (386)            0                0                0           (386)
  Other................................................           0             0             (130)               0           (130)
    Net cash provided (used) by investing activities...      53,203       (61,003)         (46,323)          (3,196)    $  (57,319)
Financing Activities
  Repayment of debt....................................           0      (203,217)        (155,601)               0     $ (358,818)
  Proceeds from debt...................................      64,641        48,282          233,266                0        346,189
  Cash dividends paid to DIMON Incorporated
    stockholders.......................................      (9,818)            0                0                0         (9,818)
  Cash dividends paid to minority stockholders.........           0             0             (351)               0           (351)
  Proceeds from sale of common stock...................      28,298             0                0                0         28,298
    Net cash provided (used) by financing activities...      83,121      (154,935)          77,314                0          5,500
Effect of exchange rate changes on cash................           0             0              779                0            779
Increase (decrease) in cash and cash equivalents.......      17,320           192          (12,182)          (9,589)        (4,259)
Cash and cash equivalents at beginning
  of year..............................................         224         1,426           10,304            8,704a        20,658
      Cash and cash equivalents at end of year.........  $   17,544     $   1,618       $   (1,878)      $     (885)    $   16,399

a. Inter-company eliminations, including profit in inventory

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

     (a) Each of the Guarantors, the Company's wholly-owned subsidiaries, DIMON International, Inc. and Florimex Worldwide Inc., will fully and unconditionally guarantee on a joint and several basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company's obligations under the Notes and the related indenture, including its obligations to pay principal, premium, if any, and interest with respect to the Notes. The obligations of each Guarantor will be limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other Guarantor under its Guarantee or pursuant to its contribution obligations under the Indenture, can be guaranteed by the relevant Guarantor without resulting in the obligations of such Guarantor under its Guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable federal or state law. Each of the Guarantees will be a guarantee of payment and not collection. Each Guarantor that makes a payment or distribution under a Guarantee shall be entitled to a contribution from each other Guarantor in an amount pro rata, based on the assets less liabilities of each Guarantor determined in accordance with generally accepted accounting principles (GAAP). The Company will not be restricted from selling or otherwise disposing of any of the Guarantors other than DIMON International, Inc. provided that the proceeds of any such sale are applied as required by the Indenture.

     Florimex Worldwide, Inc. is the primary holding and operating company in the U.S. and represents the lead company for the flowers segment. The cut flowers operations consist of buying flowers from sources throughout the world and transporting them, normally by air, to operating units for resale to wholesalers and retailers.

     DIMON International, Inc. is the primary holding and operating company in the U.S. and represents the lead company in the Tobacco division whose operations consist primarily of selecting, buying, processing, packing, shipping, storage and financing tobacco.

     Management has determined that separate,full financial statements of the Guarantors would not be material to investors and such financial statements are not provided.

     (b) DIMON Incorporated and each of the Guarantors has accounted for their respective subsidiaries on the equity basis.

     (c) Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

     (d) Included in the above balance sheets are certain related party balances among borrower, the guarantors and non-guarantors. Due to the Company's world-wide operations, related party activity is included in most balance sheet accounts. The tables below set forth the significant intercompany balances for each of the periods presented.

                      DIMON INCORPORATED AND SUBSIDIARIES

                                 (in thousands)

                                                                                                   June 30, 1995
                                                                                                   Debit(Credit)
                                                                                       DIMON
                                                                                    Incorporated    Guarantors    Non-Guarantors
Accounts Receivable..............................................................    $  150,153     $  104,676      $   20,284
Advances on Purchases............................................................       183,503         64,284          (3,108)

Accounts Payable.................................................................          (780)      (138,137)        (69,487)
Advances from Customers..........................................................        (3,879)      (201,229)        (57,605)

                                                                                                   June 30, 1994
                                                                                                   Debit(Credit)
                                                                                       DIMON
                                                                                    Incorporated    Guarantors    Non-Guarantors
Accounts Receivable..............................................................    $  116,001     $   81,726      $   (7,027)
Advances on Purchases............................................................        47,382         25,505          21,277

Accounts Payable.................................................................           (28)      (132,840)        (41,110)
Advances from Customers..........................................................            --        (64,028)         (6,197)

                                                                                                   June 30, 1993
                                                                                                   Debit(Credit)
                                                                                       DIMON
                                                                                    Incorporated    Guarantors    Non-Guarantors
Accounts Receivable..............................................................    $  110,279     $   61,413      $  105,370
Advances on Purchases............................................................       105,055         25,695          31,937

Accounts Payable.................................................................          (111)      (116,044)        (45,019)
Advances from Customers..........................................................            --       (175,755)        (30,583)

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  (1) and (2)

      LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  Consolidated Balance Sheet--June 30, 1995 and 1994
  Statement of Consolidated Income--Years ended June 30, 1995, 1994 and 1993 Statement of Consolidated Cash Flows--Years ended June 30, 1995, 1994 and 1993 Statement of Stockholders' Equity--Years ended June 30, 1995, 1994 and 1993 Notes to Consolidated Financial Statements
  Financial Statement Schedules:
  Schedule II          Valuation and Qualifying Accounts
  Report of Price Waterhouse LLP
  Report of Ernst & Young LLP

(b)  Current Reports on Form 8-K

   Form 8-K, filed April 1, 1995, regarding mergers of Dibrell Brothers, Incorporated and Monk-Austin, Inc. with and into registrant.

   Form 8-K, filed April 20, 1995, regarding designation of Price Waterhouse LLP as independent accountant for registrant.

   Form 8-K, filed May 5, 1995, regarding disposition of Africa
   Holding S.A. and Africa Overseas Limited.

   Form 8-K, filed June 22, 1995, regarding acquisition of leaf tobacco processing business formerly conducted by Austro-Hellenique S.A. De Tabac Et De Batiment and Austro Turk Tutun A.S.

   Form 8-K/A, filed August 21, 1995, amending Current Report on form 8-K, filed June 22, 1995.

   (3)  Exhibits

   The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

      3.01 Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated's Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated's Registration Statement on Form S-4 (form 33-89780))

      3.02 Amended and Restated By-Laws as amended of DIMON Incorporated (incorporated by reference to Exhibit 3.2 to DIMON
               Incorporated's Registration Statement on Form S-4 (file
               33-89780))

      4.01 Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to DIMON Incorporated's Registration Statement on Form S-4 (file 33-89780))

      4.02 Article III of the Amended and Restated Articles of Incorporation of DIMON Incorporated (filed as
               Exhibit 3.01)

      4.03 Article III of the Amended and Restated By-Laws of DIMON Incorporated (filed as Exhibit 3.02)

      4.04 Indenture, dated May 15, 1991, between Dibrell Brothers, Incorporated and Crestar Bank, as Trustee (incorporated herein by reference to Exhibit 4.02 of Dibrell Brothers, Incorporated's Registration Statement on Form S-1 (file No. 33-39531))

      4.05 Form of Supplemental Indenture by and among the registrant, Dibrell Brothers, Incorporated and Crestar Bank, as Trustee (incorporated herein by reference to Exhibit 4.5 to DIMON Incorporated's Registration Statement on Form S-4 (file No. 33-89780))

      4.06 Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1,
               1995)

      10.01 DIMON Incorporated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to DIMON Incorporated's Registration Statement on Form S-4 (file No. 33-89780))

      10.02 DIMON Incorporated Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to DIMON Incorporated's Registration Statement on Form S-4 (file No. 33-89780))

      10.03 Dibrell Brothers, Incorporated 1994 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit 10.6 to Dibrell Brothers, Incorporated's Annual Report on Form 10-K for the fiscal year ended June 30, 1994)

      10.04 Form of Interpretive Letter, dated January 11, 1995, under the Dibrell Brothers, Incorporated 1994 Omnibus Stock Incentive Plan delivered by Dibrell Brothers, Incorporated to Claude B. Owen, Jr., T. H. Faucett, T. W. Oakes, L. N. Dibrell, III and H. P. Green (incorporated by reference to
               Exhibit 10.6 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.05 Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan) (incorporated herein by reference to Exhibit
               10.4 to Dibrell Brothers, Incorporated's Annual Report on Form 10-K for the year ended June 30, 1987)

      10.06 Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan) (incorporated herein by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated's

               Annual Report on Form 10-K for the year ended June 30,
               1991)

      10.07 Long-Term Stock Investment Plan for Key Employees of Monk-Austin, Inc. (incorporated by reference to Exhibit 10.5 of Monk-Austin, Inc.'s Registration Statement on S-1 (File No. 33-51842))

      10.08 Form of 1995 Declaration of Amendment to Long-Term Stock Investment Plan for Key Employees of Monk-Austin, Inc. (incorporated herein by reference to Exhibit 10.8 to DIMON Incorporated's Registration Statement on Form S-4 (File No. 33-89780))

      10.09 Agreement for Supplemental Retirement Benefits, dated August 7, 1986, between A.C. Monk and Company, Inc. and W. C. Monk (incorporated by reference to Exhibit 10.3 to Monk-Austin, Inc.'s Registration Statement on Form S-1 (File No. 33-51842))

      10.10 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Albert C. Monk, III (incorporated by reference to Exhibit 10.1 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.11 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and John M. Hines
               (incorporated by reference to Exhibit 10.2 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.12 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Robert T. Monk, Jr. (incorporated by reference to Exhibit 10.3 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.13 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Brian J. Harker (incorporated by reference to Exhibit 10.4 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.14 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and James H. Felts
               (incorporated by reference to Exhibit 10.5 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.15 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and E. Shelton Griffin (incorporated by reference to Exhibit 10.6 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.16    Employment Agreement, dated October 18, 1994, between

               Monk-Austin International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.17 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Thomas A. Lewis (incorporated by reference to Exhibit 10.8 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.18 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.1 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.19 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and T. H. Faucett (incorporated by reference to Exhibit 10.2 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.20 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and T. W. Oakes (incorporated by reference to Exhibit 10.3 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.21 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and L. N. Dibrell (incorporated by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.22 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and H. P. Green, III (incorporated by reference to Exhibit 10.5 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.23 Agreement with W. G. Barker, Jr. dated June 2, 1993 (incorporated by reference to Exhibit 10.12 to Dibrell Brothers, Incorporated's Annual Report on Form 10-K for the year ended June 30, 1993), as amended by letter, dated December 20, 1995

      10.24 Credit Agreement dated as of March 31, 1995 (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)

      10.25 Guarantee Agreement, dated as of March 31, 1995 (incorporated by reference to Exhibit 10.2 to DIMON Incorporated's
               Quarterly Report on Form 10-Q for the quarter ended March 31,
               1995)

      10.26     Form of Note in connection with Credit Agreement
               (incorporated by reference to Exhibit 10.3 to DIMON Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 1995)

      10.27 Amendment No. 1, dated September 15, 1995, to the Credit Agreement dated March 31, 1995*

      10.28 Amendment No. 2, dated October 3, 1995, to the Credit Agreement dated March 31, 1995*

      10.29 Plan of Disposal (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's Current Report on Form 8-K, dated May 5, 1995)

      10.30 Purchase Agreement by and among DIMON Incorporated, Austria Tabakwerke AG, Austria Tabak Einkaufs-Und Handelsorganisation GesmbH and Austro-Hellenique S.A. De Tabac Et De Batiment, dated April 13, 1995 (incorporated by reference to Exhibit
               10.1 to DIMON Incorporated's Current Report on Form 8-K, dated June 7, 1995)

      11        Computation of Earnings per Common Share*

      21        List of Subsidiaries*

      23.1      Consent of Price Waterhouse LLP

      23.2      Consent of Ernst & Young LLP

      27        Financial Data Schedule

      *  Previously filed

(d)    Financial Statement Schedules:

       Schedule II, Valuation and Qualifying Accounts, appears on the following pages. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.


                 SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                      DIMON INCORPORATED AND SUBSIDIARIES

                             PERIODS ENDED JUNE 30
- ------------------------------------------------------------------------------------------------------------
COL. A                                COL. B                COL. C                 COL. D         COL. E
- ------------------------------------------------------------------------------------------------------------
DESCRIPTION                          BALANCE AT            ADDITIONS
                                     BEGINNING       (1)            (2)                          BALANCE AT
                                     OF PERIOD    CHARGED TO     CHARGED TO      DEDUCTIONS        END OF
                                                  COSTS AND    OTHER ACCOUNTS    - DESCRIBE        PERIOD
                                                  EXPENSES       -DESCRIBE
- ------------------------------------------------------------------------------------------------------------
Year ended June 30, 1995:
  Deducted from asset accounts:
    Allowance for doubtful accounts  $ 9,972,568  $3,820,054   $         0       $4,969,283 (A)  $8,823,339
    Other Investments                    417,958           0    (1,034,819)               0        (616,861) (B)
                                      ----------  ----------   ------------      ----------      -----------
                                     $10,390,526  $3,820,054   $(1,034,819)      $4,969,283      $8,206,478
                                     ===========  ==========   ============      ==========      ===========


Year ended June 30, 1994:
  Deducted from asset accounts:
    Allowance for doubtful accounts  $10,211,471  $3,633,649   $         0       $3,872,552 (A)  $ 9,972,568
    Other Investments                          0           0       417,958                0          417,958 (B)
                                      ----------  ----------   ------------      ----------      -----------
                                     $10,211,471  $3,633,649   $   417,958       $3,872,552      $10,390,526
                                     ===========  ==========   ============      ==========      ===========

Year ended June 30, 1993:
  Deducted from asset accounts:
    Allowance for doubtful accounts  $ 8,252,682  $4,268,738   $         0       $2,309,949 (A)  $10,211,471
                                     ===========  ==========   ============      ==========      ===========


(a) Currency translation and direct write-off.
(b) Net realized (gain) loss before tax on long-term marketable equity securities recorded in stockholders' equity.

                        REPORT OF INDEPENDENT ACCOUNTANTS

To Board of Directors and Shareholders of DIMON Incorporated

In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of DIMON Incorporated and its subsidiaries at June 30, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1995, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Dibrell Brothers, Incorporated, which statements reflect total assets of $651,457,020 at June 30, 1994 and total revenues of $919,114,139 and $1,065,438,864 for the years ended June 30, 1994 and 1993, respectively. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Dibrell Brothers, Incorporated is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.

Our audits of the consolidated financial statements also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ PRICE WATERHOUSE LLP
Price Waterhouse LLP
Raleigh, North Carolina
October 3, 1995, except as to Note R,
which is of March 11, 1996

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


To the Board of Directors of DIMON Incorporated

Our audits of the consolidated financial statements referred to in our report dated October 3, 1995, except as to Note R, which is as of March 11, 1996, appearing in the 1995 Annual Report to Shareholders of DIMON Incorporated (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K/A) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K/A. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PRICE WATERHOUSE LLP
Price Waterhouse LLP
Raleigh, North Carolina
October 3, 1995, except as to Note R,
which is as of March 11, 1996

                         REPORT OF INDEPENDENT AUDITORS

Shareholders and Board of Directors
Dibrell Brothers, Incorporated

We have audited the consolidated balance sheet of Dibrell Brothers, Incorporated and subsidiaries as of June 30, 1994, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the two years in the period ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Dibrell Brothers, Incorporated and subsidiaries at June 30, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended June 30, 1994, in conformity with generally accepted accounting principles.

As discussed in Note E and Note F to the financial statements, effective July 1, 1992, the Company changed its methods of accounting for income taxes and postretirement benefits other than pensions.

/s/ ERNST & YOUNG LLP
Ernst & Young LLP
Winston-Salem, North Carolina
August 26, 1994

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 1996

                                  DIMON INCORPORATED (Registrant)

                                  By: /s/ JAMES A. COOLEY
                                  James A. Cooley
                                  Vice President and Treasurer

                                  EXHIBIT INDEX

Exhibit

                                                                   Page No.

 3.01    Amended and Restated Articles of
         Incorporation of DIMON
         Incorporated (incorporated by reference to
         Appendix VII to DIMON Incorporated's
         Joint Proxy Statement filed pursuant to
         Rule 424(b) in connection with DIMON
         Incorporated Registration Statement on
         Form S-4 (No. 33-89780).

 3.02    Amended and Restated By-Laws as
         amended of DIMON Incorporated
         (incorporated by reference to Appendix
         VII to DIMON Incorporated's Joint Proxy
         Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated
         Registration Statement on Form S-4 (No.
         33-89780).

 4.01    Specimen of Common Stock Certificate
         incorporated by reference to Exhibit 4.1 to DIMON Incorporated Registration
         Statement and Form S-4 (No. 33-89780).

 4.02    Articles of Incorporation of DIMON
         Incorporated (filed as Exhibit 3.01)

 4.03    Article III of the Amended and Restated
         By-Laws of DIMON Incorporated
         (filed as Exhibit 3.02)

 4.04    Indenture, dated May 15, 1991, between
         Dibrell Brothers, Incorporated and Crestar
         Bank, as Trustee (incorporated herein by
         reference to Exhibit 4.02 of Dibrell
         Brothers, Incorporated's Registration
         Statement on Form S-1 (file No. 33-
         39531))

4.05     Form of Supplemental Indenture by and
         among the registrant, Dibrell Brothers,
         Incorporated and Crestar Bank, as Trustee
         (incorporated herein by reference to
         Exhibit 4.5 to DIMON Incorporated's
         Registration Statement on Form S-4 (file
         No. 33-89780))

4.06     Rights Agreement, dated as of March 31,
         1995, between DIMON Incorporated and
         First Union National Bank of North
         Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON
         Incorporated Current Report on Form 8-K, dated April 1, 1995)

10.01    DIMON Incorporated Omnibus Stock
         Incentive Plan (incorporated herein by
         reference to Exhibit 10.1 to DIMON
         Incorporated's Registration Statement on
         Form S-4 (file No. 33-89780))

10.02    DIMON Incorporated Non-Employee
         Directors' Stock Option Plan (incorporated
         herein by reference to Exhibit 10.2 to
         DIMON Incorporated's Registration
         Statement on Form S-4 (file No. 33-
         89780))

10.03    Dibrell Brothers, Incorporated 1994 Omnibus
         Stock Incentive Plan (incorporated by
         reference to Exhibit 10.6 to Dibrell
         Brothers, Incorporated's Annual Report on
         Form 10-K for the fiscal year ended June
         30, 1994)

10.04    Form on Interpretive Letter, dated January
         11, 1995, under the Dibrell Brothers,
         Incorporated 1994 Omnibus Stock
         Incentive Plan delivered by Dibrell
         Brothers, Incorporated to Claude B.
         Owen, Jr., T. H. Faucett, T. W. Oakes,
         L. N. Dibrell, III and H. P. Green
         (incorporated by reference to Exhibit 10.6 to Dibrell Brothers, Incorporated's
         Quarterly Report on Form 10-Q for the
         quarter ended December 31, 1994)

10.05    Dibrell Brothers, Incorporated Retirement
         Plan (Excess Benefit Plan) (incorporated herein by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated's Annual
         Report on Form 10-K for the year ended June
         30, 1987)

10.06    Dibrell Brothers, Incorporated Pension
         Equalization Plan (Benefit Assurance Plan)
         (incorporated herein by reference to
         Exhibit 10.13 to Dibrell Brothers,
         Incorporated's Annual Report on Form 10- K for the year ended June 30, 1991)

10.07    Long-Term Stock Investment Plan for Key
         Employees of Monk-Austin, Inc.
         (incorporated by reference to Exhibit 10.5 of Monk-Austin, Inc.'s Registration
         Statement on S-1 (File No. 33-51842))

10.08    Form of 1995 Declaration of Amendment
         to Long-Term Stock Investment Plan for
         Key Employees of Monk-Austin, Inc.
         (incorporated herein by reference to
         Exhibit 10.8 to DIMON Incorporated's
         Registration Statement on Form S-4 (File
         No. 33-89780))

10.09    Agreement for Supplemental Retirement
         Benefits, dated August 7, 1986, between
         A.C. Monk and Company, Inc. and W. C.
         Monk ((incorporated by reference to
         Exhibit 10.3 to Monk-Austin, Inc.'s
         Registration Statement on Form S-1 (File
         No. 33-51842))

10.10    Employment Agreement, dated October
         18, 1994, between Monk-Austin
         International, Inc. and Albert C. Monk, III
         (incorporated by reference to Exhibit 10.1 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1994)

10.11    Employment Agreement, dated October
         18, 1994, between Monk-Austin
         International, Inc. and John M. Hines
         ((incorporated by reference to Exhibit 10.2 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1994)

10.12    Employment Agreement, dated October
         18, 1994, between Monk-Austin
         International, Inc. and Robert T. Monk,
         Jr. (incorporated by reference to Exhibit
         10.3 to Monk-Austin, Inc.'s Quarterly
         Report on Form 10-Q for the quarter
         ended December 31, 1994)

10.13    Employment Agreement, dated October
         18, 1994, between Monk-Austin
         International, Inc. and Brian J. Harker
         (incorporated by reference to Exhibit 10.4 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1994)

10.14    Employment Agreement, dated October
         18, 1994, between Monk-Austin
         International, Inc. and James H. Felts
         (incorporated by reference to Exhibit 10.5 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1994)

10.15    Employment Agreement, dated October
         18, 1994, between Monk-Austin
         International, Inc. and E. Shelton Griffin
         (incorporated by reference to Exhibit 10.6 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1994)

10.16    Employment Agreement, dated October
         18, 1994, between Monk-Austin
         International, Inc. and Larry R. Corbett
         (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1994)

10.17    Employment Agreement, dated October
         18, 1994, between Monk-Austin
         International, Inc. and Thomas A. Lewis
         (incorporated by reference to Exhibit 10.8 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
         December 31, 1994)

10.18    Employment Agreement, dated as of
         December 21, 1994, effective as of
         November 1, 1994, by and between
         Dibrell Brothers, Incorporated and Claude
         B. Owen, Jr. (incorporated by reference to
         Exhibit 10.1 to Dibrell Brothers,
         Incorporated's Quarterly Report on Form
         10-Q for the quarter ended December 31,
         1994)

10.19    Employment Agreement, dated as of
         December 21, 1994, effective as of
         November 1, 1994, by and between
         Dibrell Brothers, Incorporated and T. H.
         Faucett (incorporated by reference to
         Exhibit 10.2 to Dibrell Brothers,
         Incorporated's Quarterly Report on Form
         10-Q for the quarter ended December 31,
         1994)

10.20    Employment Agreement, dated as of
         December 21, 1994, effective as of
         November 1, 1994, by and between
         Dibrell Brothers, Incorporated and T. W.
         Oakes (incorporated by reference to
         Exhibit 10.3 to Dibrell Brothers,
         Incorporated's Quarterly Report on Form
         10-Q for the quarter ended December 31,
         1994)

10.21    Employment Agreement, dated as of
         December 21, 1994, effective as of
         November 1, 1994, by and between
         Dibrell Brothers, Incorporated and L. N.
         Dibrell (incorporated by reference to
         Exhibit 10.4 to Dibrell Brothers,
         Incorporated's Quarterly Report on Form
         10-Q for the quarter ended December 31,
         1994)

10.22    Employment Agreement, dated as of
         December 21, 1994, effective as of
         November 1, 1994, by and between
         Dibrell Brothers, Incorporated and H. P.
         Green, III (incorporated by reference to
         Exhibit 10.5 to Dibrell Brothers,
         Incorporated's Quarterly Report on Form
         10-Q for the quarter ended December 31,
         1994

10.23    Agreement with W. G. Barker, Jr. dated
         June 2, 1993 (incorporated by reference to
         Exhibit 10.12 to Dibrell Brothers,
         Incorporated's Annual Report on Form 10-
         K for the year ended June 30, 1993), as
         amended by letter, dated December 20,
         1995

10.24    Credit Agreement dated as of March 31, 1995
         (incorporated by reference to Exhibit 10.1
         to DIMON Incorporated's Quarterly Report on
         Form 10-Q for the quarter ended March 31,
         1995)

10.25    Guarantee Agreement, dated as of March 31,
         1995 (incorporated by reference to Exhibit
         10.2 to DIMON Incorporated's Quarterly
         Report on Form 10-Q for the quarter ended
         March 31, 1995)

10.26    Form of Note in connections with Credit
         Agreement (incorporated by reference to
         Exhibit 10.3 to DIMON Incorporated's
         Quarterly Report on Form 10-Q for the
         quarter ended March 31, 1995)

10.27    Plan of Disposal (incorporated by reference
         to Exhibit 10.1 to DIMON Incorporated's
         Current Report on Form 8- K, dated May 5,
         1995)

10.28    Purchase Agreement by and among
         DIMON Incorporated, Austria Tabakwerke
         AG, Austria Tabak Einkaufs-Und
         Handelsorganisation GesmbH and Austro-
         Hellenique S.A. De Tabac Et De
         Batiment, dated April 13, 1995
         (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's Current Report on Form 8-K, dated June 7, 1995)

*11      Computation of Earnings per Common Share

*21      List of Subsidiaries

23.1     Consent of Price Waterhouse LLP

23.2     Consent of Ernst & Young LLP

27       Financial Data Schedule

*previously filed