Form 10-Q/A
period 1995-09-30
DIMON INC
filed 1996-05-08
CIK 939930

Page 1 of 24

                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                           FORM 10-Q/A1

     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 1995

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from_____to_____

            Commission file number 0-25734; 1-13684

                       DIMON INCORPORATED
         (Exact name of registrant as specified in its
                            charter)

              VIRGINIA                      54-1746567
     (State or other jurisdiction      (I.R.S. Employer
   of incorporation or organization)   Identification No.)

          512 Bridge Street
         Danville, Virginia                     24541
   (Address of principal executive           (Zip Code)
              offices)

                        (804) 792-7511
    (Registrant's telephone number, including area code)

                       Not Applicable
       (Former name, former address and former fiscal
            year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
         Yes [X]                        No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                           Outstanding at
       Class of Common Stock               April 30, 1996
            NO par value                     42,348,609

                               DIMON INCORPORATED

This Form 10-Q/A1 is filed to amend Items 1,2 and 6 of the Company's Form 10-Q for the quarter ended September 30, 1995, initially filed with the Securities and Exchange Commission on November 14, 1995. The remaining Items have not been amended and have not been restated in this Form 10-Q/A1.

                                      INDEX

                                                                   PAGE NO.

Part I.   Financial Information:

Consolidated Balance Sheet - September 30, 1995
      and June 30, 1995............................................ 3 - 4

Statement of Consolidated Income - Three Months
      Ended September 30, 1995 and 1994............................   5


Statement of Consolidated Cash Flows - Three
      Months Ended September 30, 1995 and 1994.....................   6

Notes to Consolidated Financial Statements......................... 7 - 20

Management's Discussion and Analysis of Financial
      Condition and Results of Operations..........................21 - 23

Part II.  Other Information

Exhibits...........................................................25

Item 1.    Financial Statements


                          PART I. FINANCIAL INFORMATION

                       DIMON Incorporated and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                   (Unaudited)

                                                   September 30     June 30
                                                       1995           1995
(in thousands)                                     ____________    __________
ASSETS

Current assets

    Cash and cash equivalents...................... $   60,730     $   42,326
    Notes receivable...............................      4,133          2,002
    Trade receivables, net of allowances...........    131,646        182,750
    Inventories:
       Tobacco.....................................    775,638        410,431
       Other.......................................     13,164         14,179
    Advances on purchases of tobacco...............     41,528         44,379
    Recoverable income taxes.......................      2,145          2,007
    Prepaid expenses...............................     14,243         33,045
                                                   ------------    ----------
                       Total current assets          1,043,227        731,119
                                                   ------------    ----------



Investments and other assets

    Equity in net assets of investee companies.....     20,591         22,622
    Other investments..............................      1,765          1,749
    Notes receivable...............................      6,087          6,107
    Other..........................................     30,616         28,147
                                                   ------------    ----------
                                                        59,059         58,625
                                                   ------------    ----------



Intangible assets

    Excess of cost over related net assets of
       business acquired...........................     25,372         26,167
    Production and supply contracts................     37,530         36,340
    Pension asset..................................      4,219          4,219
                                                   -----------     ----------
                                                        67,121         66,726
                                                   -----------     ----------



Property, plant, and equipment

    Land...........................................     19,021         19,432
    Buildings......................................    136,207        135,808
    Machinery and equipment........................    167,007        169,181
    Allowances for depreciation....................    (93,758)      (101,372)
                                                   -----------     ----------
                                                       228,477        223,049
                                                   -----------     ----------



Deferred charges and taxes.........................     13,603         14,089
                                                   -----------     ----------
                                                    $1,411,487     $1,093,608
                                                   ===========     ==========

                       DIMON Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                   September 30         June 30
                                                       1995               1995
(in thousands)                                     ____________       ___________

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

    Notes payable to banks......................... $  381,537     $  233,736
    Accounts payable:
       Trade.......................................    106,066         56,559
       Officers and employees......................     19,817         20,714
       Other.......................................     10,269         13,173
    Advances from customers........................    185,467         49,224
    Accrued expenses...............................     49,168         57,359
    Income taxes...................................      2,411         11,199
    Long-term debt current.........................     12,223         11,558
                                                    ----------       --------

                       Total current liabilities       766,958        453,522
                                                    ----------       --------

Long-term debt

    Revolving Credit Notes and Other...............    287,477        292,528
    Convertible Subordinated Debentures............     54,370         56,370
                                                    ----------       --------
                                                       341,847        348,898
                                                    ----------       --------

Deferred credits:

    Income taxes...................................     19,180         10,731
    Compensation...................................     41,125         40,715
                                                    ----------       --------
                                                        60,305         51,446
                                                    ----------       --------


Minority interest in subsidiaries..................        518            936
                                                    ----------       --------


Stockholders' equity

    Serial Preferred Stock--without par value:

                              Sept. 30  Jun. 30
       Authorized shares       10,000    10,000
       Issued shares             -0-       -0-

    Common Stock--without par value:

                             Sept. 30    Jun. 30
       Authorized shares      125,000    125,000

       Issued shares           38,230     38,092.....   81,980         80,030
    Retained earnings................................  158,767        157,880
    Equity-currency conversions......................    1,706          1,565
    Additional minimum pension liability.............   (1,286)        (1,286)
    Unrealized gain on investments...................      692            617
                                                     ---------       --------
                                                       241,859        238,806
                                                     ---------       --------
                                                    $1,411,487     $1,093,608
                                                    ==========     ==========

                                      -4-

                      DIMON Incorporated and Subsidiaries
                        STATEMENT OF CONSOLIDATED INCOME
                 Three Months Ended September 30, 1995 and 1994

                                  (Unaudited)

                                                    September 30   September 30
                                                        1995           1994
(in thousands, except per share amounts)             __________     __________

Net sales of goods and services.....................  $335,349       $271,952
Cost of goods and services sold.....................   284,490        239,910
                                                     ---------      ---------
                                                        50,859         32,042

Selling, administrative and general expenses........    30,526         28,850
Restructuring costs.................................     1,498              0
                                                     ---------      ---------
                       Operating Income.............    18,835          3,192
                                                     ---------      ---------

Other income:

    Interest........................................     2,950          1,986
    Sundry..........................................     1,393            830
                                                     ---------      ---------
                                                         4,343          2,816
                                                     ---------      ---------

Other deductions:

    Interest........................................    13,014          9,326
    Sundry..........................................       398            (43)
                                                     ---------      ---------
                                                        13,412          9,283
                                                     ---------      ---------
Income (loss) before income taxes,
    minority interest and equity in net
    income of investee companies ...................     9,766         (3,275)
Income taxes (benefit)..............................     3,711         (2,400)
                                                     ---------      ---------
Income (loss) before minority interest
    and equity in net income of investee
    companies.......................................     6,055           (875)
Income applicable to minority interest..............         4              1
Equity in net income (loss) of investee
    companies, net of income taxes..................       (23)          (646)
                                                     ---------      ---------

NET INCOME (LOSS)...................................  $  6,028       $ (1,522)
                                                     =========      =========
Earnings Per Share, primary:

NET INCOME (LOSS)...................................     $0.16         $(0.04)
                                                     =========      =========
Earnings Per Share, assuming full dilution:

NET INCOME..........................................     $0.16          $  *
                                                     =========      =========
Average number of shares outstanding:

    Primary.........................................    38,174         38,068
    Assuming full dilution..........................    42,351         42,279

Cash dividends per share............................    $0.135          $0.09
                                                     =========      =========

* Computation of earnings per share is anti-dilutive for the first quarter of fiscal year 1995.

                       DIMON Incorporated and Subsidiaries
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                 Three Months Ended September 30, 1995 and 1994

(Unaudited)

                                                           September 30          September 30
                                                               1995                  1994
(in thousands)                                              ___________           ___________
Operating activities
  Net Income (loss)........................................ $   6,028             $  (1,522)
  Adjustments to reconcile net income (loss) to
  net cash provided by operating activities:

     Depreciation and amortization.........................     7,678                 6,782
     Deferred items........................................    (1,319)                 (194)
     Loss (gain) on foreign currency transactions..........      (204)                2,956
     Gain on disposition of fixed assets...................      (137)                 (350)
     Undistributed earnings of investees...................        23                   646
     Income applicable to minority interest................         4                     1
     Bad debt expense......................................       301                   361
     Decrease (increase) in accounts receivable............    52,579                (4,777)
     Increase in inventories and advances on
       purchases of tobacco................................  (358,947)             (289,784)
     Increase in recoverable taxes.........................      (138)                 (357)
     Decrease (increase) in prepaid expenses...............    18,733                (3,988)
     Increase in accounts payable and accrued
       expenses............................................    37,365                53,831
     Increase in advances from customers...................   134,128                79,082
     Increase (decrease) in income taxes...................     1,764                  (952)
     Other.................................................       198                 5,103
                                                            ---------            ----------
       Net cash used by operating activities...............  (101,944)             (153,162)
                                                            ---------            ----------
Investing activities
  Purchase of property and equipment.......................    (7,023)               (6,787)
  Proceeds from sale of property and equipment.............       531                 1,222
  Payments on notes receivable and
     receivable from investees.............................     1,010                   415
  Issuance of notes receivable ............................    (3,180)               (1,081)
  Advances for other investments and
     other assets..........................................    (1,662)               (1,047)
  Purchase of subsidiary...................................    (5,711)                    0
                                                            ---------            ----------
       Net cash used by investing activities...............   (16,035)               (7,278)
                                                            ---------            ----------

Financing activities
  Repayment of debt........................................  (450,345)              (31,431)
  Proceeds from debt.......................................   590,342               201,158
  Proceeds from sale of stock..............................     1,950                     0
  Cash dividends paid to DIMON Incorporated
     stockholders..........................................    (5,141)               (3,476)
                                                            ---------            ----------
       Net cash provided by financing
         activities........................................   136,806               166,251
                                                            ---------            ----------
Effect of exchange rate changes on cash....................      (918)               (2,074)
                                                            ---------            ----------

Increase in cash and cash equivalents......................    17,909                 3,737
Increase in cash from purchased subsidiary.................       495                     0
Cash and cash equivalents at beginning of year.............    42,326                12,471
                                                            ---------            ----------
         Cash and cash equivalents at end of period........ $  60,730             $  16,208
                                                            =========            ==========

                       DIMON INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 1.      Primary earnings (loss) per share are computed by dividing earnings
         (loss) by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings (loss) per share calculation assumes that all of the Convertible Subordinated Debentures were converted into Common Stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period.
         The weighted average number of shares outstanding are further increased
         by common stock equivalents on employee stock options.   Also, all
         interest expense on the debentures for the period is added to pre-tax income and the hypothetical additional income tax expense is deducted.

2. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

3. On April 1, 1995, Dibrell Brothers, Incorporated (Dibrell) and Monk-Austin, Inc. (Monk-Austin) merged into DIMON Incorporated. The merger has been accounted for as a pooling of interests and all prior consolidated financial statements have been restated to include the historical results of operations of both Dibrell and Monk-Austin including the effects of conforming the accounting policies of the two former entities. Recorded assets and liabilities have been carried forward at their historical book values.

4. In June, 1995, the Company provided a restructuring reserve of $17.9 million pre-tax related primarily to eliminating duplicative facilities of tobacco operations and a reduction in the number of employees. During the quarter ended September 30, 1995, an additional $1.5 million pre-tax was provided for restructuring the tobacco operations in Brazil for a reduction in the number of employees. As of September 30, 1995, payments for the quarter of $2.4 million had been recorded as a reduction of the restructuring reserves.

5. The results of operations for the three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value.

6. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1995.

7. Certain accounts of the prior periods have been reclassified for conformity with the financial statements of the current period.

8. The Company filed a registration statement with the Securities and Exchange Commission relating to $125 million of Senior Notes due 2006. The Company expects that the offerings of the Notes will be completed in May, 1996. DIMON International, Inc. and Florimex Worldwide, Inc.(collectively, the "Guarantors"), wholly owned subsidiaries of DIMON Incorporated, have fully and unconditionally guaranteed on a joint and several basis DIMON Incorporated's obligations to pay principal, premium and interest relative to the $125,000,000 Senior Notes due 2006. Management has determined that separate, full financial statements of the Guarantors would not be material to the investors and such financial Statements are not provided. Supplemental combining financial information of the Guarantors is presented below:

                      DIMON Incorporated and Subsidiaries
                   Supplemental Combining Statement of Income
                     Three Months Ended September 30, 1995

(in thousands)                                             DIMON
                                                        Incorporated   Guarantors  Non-Guarantors  Eliminations      Total
                                                        ------------  -----------  --------------  ------------   -----------
Net sales of goods and services                           $    12       $215,053      $207,175      $(86,891)b     $  335,349
Cost of goods and services sold                            (2,269)f      200,521       172,726       (86,488)b        284,490
                                                         ---------      ---------     --------      --------       -----------
                                                            2,281         14,532        34,449          (403)          50,859
Selling, administrative and general                         3,306         11,912        18,105        (2,797)b,e       30,526
Restructuring                                                   0              0         1,498             0            1,498
                                                         ---------      --------      --------      --------       -----------
                                                           (1,025)         2,620        14,846         2,394           18,835
Other income:
   Interest                                                 6,817          2,273         2,597        (8,737)b          2,950
   Sundry                                                      17            590         3,180        (2,394)b,e        1,393
                                                         ---------      --------      --------      ---------      -----------
                                                            6,834          2,863         5,777       (11,131)           4,343
Other deductions:
   Interest                                                 6,639          7,330         7,782        (8,737)b         13,014
   Sundry                                                       0              0           398             0              398
                                                         ---------      --------      --------      --------       -----------
                                                            6,639          7,330         8,180        (8,737)          13,412

Income (loss) before income taxes, minority interest and
  equity in net income of investee companies                 (830)       (1,847)        12,443             0            9,766
Income taxes (benefit)                                       (315)         (702)         4,728             0            3,711
                                                         ---------      --------      --------      --------       -----------

Income (loss) before income taxes, minority
  interest, equity in net income of (loss)
  investee companies and extraordinary item                  (515)       (1,145)         7,715             0            6,055
Income applicable to minority interest                          0             0              4             0                4
Equity in net income (loss) of investee
  companies, net of income taxes                                0           114           (137)            0              (23)
Equity in net income of subsidiaries                        6,543         7,573              0       (14,116)b              0
                                                         ---------      --------      --------      --------        -----------
NET INCOME                                                $ 6,028       $ 6,542       $  7,574      $(14,116)            6,028
                                                         =========      =======      =========      ========        ===========

b. Inter-company eliminations.

e. Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.

f. Change in reserves for inter-company profit in ending inventory.

                      DIMON Incorporated and Subsidiaries
                      Supplemental Combining Balance Sheet
                               September 30, 1995

(in thousands)                                          DIMON
                                                    Incorporated   Guarantors     Non-Guarantors      Eliminations         Total
                                                    ------------  ------------    --------------     -------------      -----------
Assets
Current assets
  Cash and cash equivalents                          $   3,555    $       934      $   29,635         $   26,606 a      $   60,730
  Notes receivable                                          35          3,490             608                  0             4,133
  Trade receivables, net of allowances                 157,080        233,527         184,101           (443,062)b         131,646
  Inventories:
    Tobacco                                             (2,847)c      441,228         337,257                  0           775,638
     Other                                                  35          2,330          10,799                  0            13,164

   Advances on purchases of tobacco                    293,320          8,951          22,873           (283,616)b          41,528
   Recoverable income taxes                                  0              0           2,145                  0             2,145
   Prepaid expenses                                      2,987            785          10,471                  0            14,243
                                                     ----------   ------------      ----------       ------------       -----------
       Total current assets                            454,165        691,245         597,889           (700,072)        1,043,227
                                                     ----------   ------------      ----------       ------------       -----------

Investments and other assets
   Equity in net assets of investee companies                0          2,927          17,664                  0            20,591
  Consolidated subsidiaries                            267,454        270,094           5,007           (542,555)b               0
  Other investments                                        883          2,925          (2,043)                 0             1,765
  Notes receivable                                          81            757           5,249                  0             6,087
  Other                                                    291         11,379          18,946                  0            30,616
                                                    ----------   ------------      ----------        -----------        ----------
                                                       268,709        288,082          44,823           (542,555)           59,059
                                                    ----------   ------------      ----------        -----------        ----------

Intangible assets
  Excess of cost over related net assets
    of business acquired                                   385         13,660          11,327                  0            25,372
  Production and supply contracts                            0         29,530           8,000                  0            37,530
  Pension asset                                          3,131          1,088               0                  0             4,219
                                                    ----------   ------------      ----------        -----------        ----------
                                                         3,516         44,278          19,327                  0            67,121
                                                    ----------   ------------      ----------        -----------        ----------

Property, plant and equipment
  Land                                                  1,770           1,827          15,424                  0            19,021
  Buildings                                             1,305          25,117         109,785                  0           136,207
  Machinery and equipment                               5,250          47,087         114,670                  0           167,007
  Allowances for depreciation                            (815)        (28,597)        (64,346)                 0           (93,758)
                                                    ----------   ------------      ----------        -----------        ----------
                                                        7,510          45,434         175,533                  0           228,477
                                                    ----------   ------------      ----------        -----------        ----------

Deferred charges and taxes                              9,967           3,558              78                  0            13,603
                                                    ==========   ============      ==========        ===========        ==========
Total assets                                         $743,867      $1,072,597        $837,650        $(1,242,627)       $1,411,487
                                                    ==========   ============      ==========        ===========        ==========

a. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b. Inter-company eliminations.

c. Reserve for inter-company profit in ending inventory.

                      DIMON Incorporated and Subsidiaries
                      Supplemental Combining Balance Sheet
                               September 30, 1995

(in thousands)                                          DIMON
                                                    Incorporated   Guarantors     Non-Guarantors      Eliminations        Total
                                                    ------------  ------------    --------------     -------------     -----------



Current Liabilities

   Notes payable to banks                           $145,900     $        -       $235,637            $         -      $  381,537
   Accounts payable:
     Trade                                               717        606,788        107,306               (608,745)b       106,066
     Officers and employees                           13,423            164          6,230                      0          19,817
     Other                                              (402)           644         10,027                      0          10,269
   Advances from customers                             3,915        169,879         99,907                (88,234)b       185,467
   Accrued expenses                                    4,735          8,758         36,533                   (858)b        49,168
   Income taxes                                      (12,182)d        2,241         12,618                   (266)b         2,411
   Long-term debt current                              4,286              0          7,937                      0          12,223
                                                    ---------   ------------      ---------           ------------     -----------

       Total current liabilities                     160,392        788,474        516,195               (698,103)        766,958
                                                    ---------   ------------      ---------           ------------     -----------

Long-term debt
  Revolving Credit Notes and Other                   260,286          2,615         24,576                      0         287,477
  Convertible Subordinated Debentures                 54,370              0              0                      0          54,370
                                                    ---------   ------------      ---------           ------------     -----------
                                                     314,656          2,615         24,576                      0         341,847
                                                    ---------   ------------      ---------           ------------     -----------
Deferred Credits
  Income taxes                                           431            173         18,576                      0          19,180
  Compensation                                        26,529          7,464          7,132                      0          41,125
                                                    ---------   ------------      ---------           ------------     -----------
                                                      26,960          7,637         25,708                      0          60,305
                                                    ---------   ------------      ---------           ------------     -----------
Minority interest in subsidiaries                          0              0            518                      0             518
                                                    ---------   ------------      ---------           ------------     -----------

Stockholders' equity
   Common stock                                       81,980        110,709        169,960               (280,669)b        81,980
   Retained earnings                                 158,767        160,596         96,765               (257,361)b       158,767
   Equity-currency conversions                         1,706          1,874          3,236                 (5,110)b         1,706
   Unrealized gain on investments                        692            692            692                 (1,384)b           692
   Additional minimum pension liability               (1,286)             0              0                      0          (1,286)
                                                    ---------   ------------      ---------           ------------     -----------

                                                     241,859        273,871        270,653               (544,524)b       241,859

                                                    =========   ============      =========           ============     ===========
       Total liabilities and equity                 $743,867     $1,072,597        $837,650           $(1,242,627)     $1,411,487
                                                    =========   ============      =========           ============     ===========

b. Inter-company eliminations.

d. Current deferred tax on reserves for restructuring and unallocated, estimated tax payments.

                      DIMON Incorporated and Subsidiaries
                 Supplemental Combining Statement of Cash Flows
                     Three Months Ended September 30, 1995

(in thousands)                                                  DIMON
                                                             Incorporated   Guarantors  Non-Guarantors   Eliminations     Total
                                                             ------------   ----------  --------------   ------------   --------
Operating activities
  Net Income                                                   $   6,028    $   6,542     $   7,574      $ (14,116)b   $   6,028
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                                  525         2,609         4,544              0         7,678
     Deferred items                                                 959            90        (2,368)             0        (1,319)
     Loss (gain) on foreign currency transactions                     0           (30)         (174)             0          (204)
     Gain on disposition of fixed assets                            (14)          (16)         (107)             0          (137)
     Undistributed earnings of investees/subsidiaries            (6,542)       (7,688)          137         14,116 b          23
     Income applicable to minority interest                           0             0             4              0             4
     Bad debt expense                                                 0             0           301              0           301
     Decrease (increase) in accounts receivable                  (6,509)       (3,913)     (123,769)       186,770 b      52,579
     Decrease (increase) in inventories and advances on
       purchases of tobacco                                     (82,542)      (23,958)     (301,482)        49,035 b    (358,947)
     Decrease in recoverable taxes                                    0             0          (138)             0          (138)
     Decrease (increase) in prepaid expenses                      9,415          (131)        9,449              0        18,733
     Increase (decrease) in accounts payable
       and accrued expenses                                      (5,025)      373,457        67,003       (398,070)b      37,365
     Increase (decrease) in advances from customers                  36      (337,481)      301,346        170,227 b     134,128
     Increase (decrease) in income taxes                         (1,153)          695         2,488           (266)b       1,764
     Other                                                            0          (790)          988              0           198
                                                              ----------   -----------    ----------      ---------   -----------

      Net cash provided (used) by operating activities          (84,822)        9,386       (34,204)         7,696      (101,944)
                                                              ----------   -----------    ----------      ---------   -----------

Investing activities
   Purchase of property and equipment                               (51)       (2,028)       (4,944)             0        (7,023)
   Proceeds from sale of property and equipment                      14            39           478              0           531
   Payments on notes receivable and
     receivable from investees                                       26             3           981              0         1,010
   Issuance of notes receivable                                     (83)       (2,382)         (715)             0        (3,180)
   Advances for other investments
     and other assets                                             5,120        (5,776)        6,949         (7,955)b      (1,662)
   Purchase of subsidiary                                             0        (5,711)            0              0        (5,711)
                                                              ----------   -----------    ----------      ---------     -----------

      Net cash provided (used) by investing activities            5,026       (15,855)        2,749         (7,955)      (16,035)
                                                              ----------   -----------    ----------      ---------     -----------

b.  Inter-company eliminations

                      DIMON Incorporated and Subsidiaries
           Supplemental Combining Statement of Cash Flows (Continued)
                     Three Months Ended September 30, 1995

(in thousands)                                                 DIMON
                                                            Incorporated     Guarantors   Non-Guarantors   Eliminations     Total
                                                            ------------     ----------   --------------   ------------    -------
Financing activities
Financing activities
   Repayment of debt                                            (57,129)         (571)      (32,433)             0         (90,133)
   Proceeds from debt                                           142,343             0        87,787              0         230,130
   Proceeds from sale of stock                                    1,950             0             0              0           1,950
   Cash dividends paid to DIMON Incorporated
     stockholders                                                (5,141)        5,600        (5,600)             0          (5,141)
                                                              ----------     ---------      --------       --------       ---------

     Net cash provided (used) by financing activities            82,023         5,029        49,754              0         136,805
                                                              ----------     ---------      --------       --------       ---------

Effect of exchange rate changes on cash                               0             0          (918)             0            (918)
                                                              ----------     ---------      --------       --------       ---------

Increase (decrease) in cash and cash equivalents                  2,227        (1,440)       17,381           (259)b        17,909
Increase(decrease) in cash from purchased subsidiary                  0           495             0              0             495
Cash and cash equivalents at beginning of year                    1,328         1,879        12,254         26,865 b        42,326

                                                              ==========     =========     ========       ========       =========
     Cash and cash equivalents at end of period                $  3,555       $   934      $ 29,635        $26,606        $ 60,730
                                                              ==========     =========     ========       ========       =========

b.  Inter-company eliminations

                      DIMON Incorporated and Subsidiaries
                   Supplemental Combining Statement of Income
                     Three Months Ended September 30, 1994

(in thousands)                                                   DIMON
                                                              Incorporated  Guarantors  Non-Guarantors  Eliminations       Total
                                                              ------------  ----------  --------------  ------------      --------
Net sales of goods and services                                 $    11      $126,542      $154,098        $(8,699)c      $271,952
Cost of goods and services sold                                   5,222 e     116,375       127,015         (8,703)c       239,909
                                                                --------    ----------     ---------      ---------       ---------
                                                                 (5,211)       10,167        27,083              4          32,043
Selling, administrative and general                               3,881        12,026        13,769           (825)c        28,851
                                                                --------    ----------     ---------      ---------       ---------
                                                                 (9,092)       (1,859)       13,314            829           3,192
Other income:
   Interest                                                       4,056         1,940         2,552         (6,561)c         1,987
   Sundry                                                           141           576           120             (7)c           830
                                                                --------    ----------     ---------      ---------       ---------
                                                                  4,197         2,516         2,672         (6,568)          2,817
Other deductions:
   Interest                                                       3,366         5,440         7,082         (6,561)c         9,327
   Sundry                                                            21            17          (903)           822 c           (43)
                                                                --------    ----------     ----------     ---------       ---------
                                                                  3,387         5,457         6,179         (5,739)          9,284

Income (loss) before income taxes, minority interest,
   equity in net income of investee companies                    (8,282)       (4,800)        9,807              0          (3,275)
Income taxes (benefits)                                          (6,069)       (3,519)        7,188              0          (2,400)
                                                                --------    ----------     ---------      ---------       ---------

Income (loss) before minority interest and equity in net
    income of investee companies                                 (2,213)       (1,281)        2,619              0            (875)
Income applicable to minority interest                                0             0             1              0               1
Equity in net income (loss) of investee companies,
  net of income taxes                                               (34)          241          (853)             0            (646)
Equity in net income of subsidiaries                                725         1,765             0         (2,490)c             0
                                                                --------    ----------     ---------      ---------       ---------

NET INCOME                                                       (1,522)          725         1,765         (2,490)         (1,522)
                                                                ========    ==========     =========      =========       =========

c. Inter-company eliminations

e. Change in reserves for inter-company profit in ending inventory.

                      DIMON Incorporated and Subsidiaries
                      Supplemental Combining Balance Sheet
                               September 30, 1994

(in thousands)                                                 DIMON
                                                            Incorporated   Guarantors   Non-Guarantors  Eliminations        Total
                                                            ------------  ------------  -------------- --------------    ---------
Assets
Current assets
  Cash and cash equivalents                                   $202,156     $ (190,383) a  $  (2,286)    $    6,722 b     $  16,209
  Notes receivable                                                  15          1,909        15,587              0          17,511
  Trade receivables, net of allowances                           3,728        118,908        69,715        (24,530)c       167,821
  Inventories:
    Tobacco                                                     (6,883)d      423,548       200,888              0         617,553
     Other                                                           0            790         8,640              0           9,430

   Advances on purchases of tobacco                             38,789        126,255        47,881        (86,225)c       126,700
   Recoverable income taxes                                          0              0         5,104              0           5,104
   Prepaid expenses                                                966          6,829        10,360              0          18,155
                                                             ----------    -----------   -----------    -----------     -----------

       Total current assets                                    238,771        487,856       355,889       (104,033)        978,483
                                                             ----------    -----------   -----------    -----------     -----------

Investments and other assets
  Equity in net assets of investee companies                         0          2,624        31,826              0          34,450
  Consolidated subsidiaries                                    293,040        238,098         5,007       (536,145)c             0
  Other investments                                             13,941           (198)        3,873              0          17,616
  Notes receivable                                                  56            225        13,006              0          13,287
  Other                                                            433         11,838        (8,477)             0           3,794
                                                             ----------    -----------   -----------    -----------     -----------
                                                               307,470        252,587        45,235       (536,145)         69,147
                                                             ----------    -----------   -----------    -----------     -----------

Intangible assets
  Excess of cost over related net assets of
    business acquired                                              396          1,772        10,079              0          12,247
  Production and supply contracts                                    0         31,510         9,600              0          41,110
  Pension asset                                                  2,458              0             0              0           2,458
                                                             ----------    -----------   -----------    -----------     -----------

                                                                 2,854         33,282        19,679              0          55,815
                                                             ----------    -----------   -----------    -----------     -----------

Property, plant and equipment
  Land                                                              68          3,201        15,470              0          18,739
  Buildings                                                      1,272         28,361        96,917              0         126,550
  Machinery and equipment                                          663         56,696        99,055              0         156,414
  Allowances for depreciation                                     (657)       (43,026)      (45,701)             0         (89,384)
                                                             ----------    -----------   -----------    -----------     -----------
                                                                 1,346         45,232       165,741              0         212,319
                                                             ----------    -----------   -----------    -----------     -----------

Deferred taxes and other deferred charges                        7,498          6,893          (560)             0          13,831
                                                             ----------    -----------   -----------    -----------     -----------

Total assets                                                  $ 557,939     $ 825,850     $ 585,984      $(640,178)    $ 1,329,595
                                                             ==========    ===========   ===========    ===========    ============

a. Unrestricted cash balance available in DIMON Incorporated.

b. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

c. Inter-company eliminations.

d. Reserve for inter-company profit in ending inventories.

                      DIMON Incorporated and Subsidiaries
                      Supplemental Combining Balance Sheet
                               September 30, 1994

(in thousands)                                                 DIMON
                                                            Incorporated   Guarantors   Non-Guarantors  Eliminations        Total
                                                            ------------  ------------  -------------- --------------    ---------
Current Liabilities

   Notes payable                                              $ 164,816     $  72,284      $186,421  $    6,600 b        $430,121
   Accounts payable:
     Trade                                                       17,453        59,763        80,886     (73,423)c          84,679
     Officers and employees                                       1,372        13,192         2,997           0            17,561
     Other                                                          580            20         6,683           0             7,283
   Advances from customers                                            0       270,464       (14,265)    (82,587)c         173,612
   Accrued expenses                                               1,443         7,071        24,309      (1,016)c          31,807
   Income taxes                                                 (13,219)e         202        18,038           0             5,021
   Long-term debt current                                             0         5,124        11,402           0            16,526

                                                              ----------    ----------    ---------- -----------         ---------
       Total current liabilities                                172,445       428,120       316,471    (150,426)          766,610
                                                              ----------    ----------    ---------- -----------         ---------

Long-term debt
  Revolving Credit Notes and Other                               28,857       128,144        26,569           0           183,570
  Convertible Subordinated Debentures                            56,475             0             0           0            56,475
                                                              ----------    ----------    ---------- -----------         ---------
                                                                 85,332       128,144        26,569           0           240,045
                                                              ----------    ----------    ---------- -----------         ---------
Deferred Credits
  Income taxes                                                      520        (2,083)       11,691           0            10,128
  Compensation and other benefits                                19,422         6,784         5,229           0            31,435
                                                              ----------    ----------    ---------- -----------         ---------
                                                                 19,942         4,701        16,920           0            41,563
                                                              ----------    ----------    ---------- -----------         ---------
Minority interest in subsidiaries                                     0             0         1,157           0             1,157
                                                              ----------    ----------    ---------- -----------         ---------


Stockholders' equity
   Common stock                                                  79,861       108,521       119,673    (228,194)           79,861
   Retained earnings                                            198,618       152,403       101,488    (253,891)          198,618
   Equity-currency conversions                                    1,237         1,632         1,378      (3,010)            1,237
   Unrealized loss on MES                                         1,878         2,329         2,328      (4,657)            1,878
   Additional minimum pension liability                          (1,374)            0             0           0            (1,374)
                                                              ----------    ----------    ---------- -----------         ---------



                                                                280,220       264,885       224,867    (489,752)          280,220
                                                              ----------    ----------    ---------- -----------         ---------

       Total liabilities and equity                            $ 557,939     $825,850      $585,984   $(640,178)       $1,329,595
                                                               ==========    ==========    ========== ===========         =========


b. To correct for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

c. Inter-company eliminations.

e. Current deferred tax on reserves for unallocated, estimated tax payments.


                      DIMON Incorporated and Subsidiaries
                 Supplemental Combining Statement of Cash Flows
                     Three Months Ended September 30, 1994

                                                                DIMON
(in thousands)                                               Incorporated    Guarantors  Non-Guarantors   Eliminations   Total
                                                          ----------------   ----------  ---------------  ------------- ----------
Operating Activities
  Net Income (Loss)                                        $    (1,522)     $      725      $  1,765     $  (2,490)      $  (1,522)
  Adjustments to reconcile net income (loss) to
   net cash provided by operating activities
      Depreciation and amortization                               (15)          2,408          4,389             0          6,782
      Deferred items                                             (307)         (1,418)         1,531             0           (194)
      Loss (gain) on foreign currency transactions                (56)             14          2,998             0          2,956
      Gain on disposition of fixed assets                           0            (120)          (230)            0           (350)
      Undistributed earnings of investees/subsidiaries           (691)         (2,006)           853         2,490            646
      Income applicable to minority interest                        0               0              1             0              1
      Bad debt expense                                             64             (30)           327             0            361
      Decrease (increase) in accounts receivable              112,349          26,471         (2,458)     (141,138)        (4,776)
      Decrease (increase) in inventories and advances on
        purchases of tobacco                                   13,673        (353,367)        32,610        17,300       (289,784)
      Decrease (increase) in recoverable taxes                  1,666               0         (2,023)            0           (357)
      Decrease (increase) in prepaid expenses                     (79)         (2,472)        (1,437)            0         (3,988)
      Increase (decrease) in accounts payable
        and accrued expenses                                    9,434         (88,640)        41,828        91,209         53,831
      Increase (decrease) in advances from customers             (937)        179,600        (87,198)      (12,383)        79,082
      Increase (decrease) in income taxes                      (8,309)         (1,972)         9,329             0           (952)
      Other                                                         0               0          5,103             0          5,103
                                                          ------------     -----------     ----------     ----------     ---------

        Net cash provided (used) by operating activities      125,270        (240,807)         7,388       (45,012)      (153,161)
                                                          ------------     -----------     ----------     ----------     ---------

Investing Activities
      Purchase of property and equipment                          (26)         (2,841)        (3,920)            0         (6,787)
      Proceeds from sale of property and equipment                  0             465            757             0          1,222
      Payments received on notes receivable and
        receivable from investees                                   4             319             92             0            415
      Advances for notes receivable                                 0            (364)          (717)            0         (1,081)
      Proceeds from or advances for investees,
        other investments and other assets                    (17,937)         (6,101)       (22,090)       45,081         (1,047)
                                                          ------------     -----------     ----------     ----------     ---------

        Net cash provided (used) by investing activities   $  (17,959)      $  (8,522)      $(25,878)    $  45,081      $  (7,278)
                                                          ------------     -----------     ----------     ----------     ---------

c. Intercompany eliminations.



                      DIMON Incorporated and Subsidiaries
           Supplemental Combining Statement of Cash Flows (continued)
                     Three Months Ended September 30, 1994

                                                                DIMON
(in thousands)                                               Incorporated  Guarantors  Non-Guarantors   Eliminations   Total
                                                          ---------------  ----------  ---------------  ------------- ----------
Financing Activities
  Repayment of debt                                          $  (4,286)     $    (617)   $ (26,528)     $      0      $(31,431)
  Proceeds from debt                                            96,317         57,683       40,558         6,600       201,158
  Cash dividends paid to DIMON Incorporated stockholders        (3,476)             0            0             0        (3,476)
                                                            -----------    -----------  -----------    ---------     ----------
  Net cash provided (used) by financing activities              88,555         57,066       14,030         6,600       166,251
                                                            -----------    -----------  -----------    ---------     ----------
Effect of exchange rate changes on cash                              0              0       (2,074)            0        (2,074)
                                                            -----------    -----------  -----------    ---------     ----------
Increase (decrease) in cash and cash equivalents               195,866       (192,263)      (6,534)        6,669         3,738
Cash and cash equivalents at beginning of year                   6,290          1,880        4,248            53        12,471
                                                            -----------    -----------  -----------    ---------     ----------
  Cash and cash equivalents at end of period                 $ 202,156     $ (190,383)    $ (2,286)     $  6,722       $16,209
                                                            ===========    ===========  ===========    =========     ==========


c. Intercompany eliminations.

8.      (a)       Each of the Guarantors, the Company's wholly-owned
                  subsidiaries, DIMON International, Inc. and Florimex
                  Worldwide Inc., will fully and unconditionally guarantee on a joint and several basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company's obligations under the Notes and the related indenture, including its obligations to pay principal, premium, if any, and interest with respect to the Notes. The obligations of each Guarantor will be limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other Guarantor under its Guarantee or pursuant to its contribution obligations under the Indenture, can be guaranteed by the relevant Guarantor without resulting in the obligations of such Guarantor under its Guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable federal or state law. Each of the Guarantees will be a guarantee of payment and not collection. Each Guarantor that makes a payment or distribution under a Guarantee shall be entitled to a contribution from each other Guarantor in an amount pro rata, based on the assets less liabilities of each Guarantor determined in accordance with generally accepted accounting principles (GAAP).
                  The Company will not be restricted from selling or otherwise disposing of any of the Guarantors other than DIMON International, Inc. provided that the proceeds of any such sale are applied as required by the Indenture.

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

                               SEPTEMBER 30, 1995

                                  DEBIT(CREDIT)

                                            DIMON                                                Non-
                                            Incorporated               Guarantors                Guarantors
Accounts Receivable                         $  157,003                 $ 180,177                 $ 118,701
Advances on Purchases                          293,320                         0                    (4,606)

Accounts Payable                                  (493)                 (555,099)                  (53,972)
Advances from Customers                         (3,915)                        0                   (87,970)



                                SEPTEMBER 30,1994

                                  DEBIT(CREDIT)


                                            DIMON                                                Non-
                                            Incorporated               Guarantors                Guarantors
Accounts Receivable                         $    3,728                 $  56,711                 $  29,445
Advances on Purchases                            1,644                    74,385                   103,273

Accounts Payable                               (17,381)                  (25,325)                  (40,000)
Advances from Customers                              0                  (113,132)                   32,067



Item 2.              Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

(in thousands)

RESULTS OF OPERATIONS:

Three Months Ended September 30, 1995 Compared to Three Months Ended September 30, 1994:

Net sales increased $63,397 (23.3%) for the three months ended September 30, 1995 from the same period in 1994. The increase in tobacco sales of $62,217 (31.1%) was primarily due to increased quantities and higher average prices of foreign grown tobacco sold. Prices and quantities of U.S. grown tobacco sold increased to a lesser extent. Increased quantities and higher average prices of foreign grown tobacco accounted for $42,424 and $9,193, respectively, of the increase, while increased quantities and higher average prices of U.S. tobacco accounted for $7,143 of the increase. The balance of the increase was due to increased revenues from services. The foreign tobacco sales increased primarily in South America, Africa and Europe. The average prices on foreign grown tobacco increased in virtually all of DIMON's operating markets due to the continuing reduction in worldwide leaf oversupply and to improving demand. The increase in Europe was primarily due to sales of the oriental tobacco operations in Greece and Turkey acquired in fiscal 1995. Flower sales increased $1,180 (1.6%) due primarily to the effects of applying U.S. dollar exchange rates to European operations.

Cost of sales and expenses, including a $1,498 charge for restructuring for the quarter ended September 30, 1995, increased $47,754 (17.8%) from the same period in 1994. Cost of sales and expenses of the tobacco operations increased $45,685 (23.9%) primarily due to increased sales quantities of foreign grown and U.S. tobacco. The Company's restructuring of the tobacco operations continued in Brazil which reduced the number of production workers during the second quarter. The gross profit for the tobacco operations increased $18,016 (69.5%) due primarily to increased margins on sales of Brazilian tobacco, the new oriental tobacco operations and write downs in fiscal 1995 on inventories of Turkish tobacco. The gross margin for the tobacco operations increased from 13.0% to 16.8% due primarily to increased gross margins in Brazil and Turkey. Cost of sales and expenses for the flower operations increased $214 (.3%). The gross margin for the flower operations increased $800 (13.1%) and the gross margin percentage for the flower operations increased from 8.5% to 9.4%, both due primarily to increased gross margins in the North America operations. Corporate expenses increased $357 (12.6%).

Other income, Interest and Sundry, increased $1,527 (54.2%) for the quarter ended September 30, 1995 from the same period in 1994. Interest income increased $964 while Sundry income increased $563 from the same period in 1994. The increase in Interest income is primarily due to interest charged on receivables in the tobacco operations. The increase in Sundry income is primarily due to dividends received on cost investments in the South American tobacco operations.

Other deductions, primarily Interest expense, increased $4,129 (44.5%) for the quarter ended September 30, 1995. Interest expense increased $3,688 primarily due to higher average borrowings related to increased levels of tobacco operations.

The effective income tax rate decreased from a 73.3% tax benefit in fiscal year 1995 to 38.0% in fiscal year 1996 based on estimates of taxable income projected for each year. The effective tax benefit in 1995 was due to non-taxable operating transaction adjustments related to the translation of foreign financial statements.

Equity in net income of the tobacco investee companies decreased $623 (96.4%) from the same period last year. The decrease is due to decreased net income on operations in Brazil and Malawi, offset partially by increased income on operations in Greece. Dibrell's interest in an investee in Malawi was sold during late fiscal 1995.

FINANCIAL CONDITION:

The purchasing and processing activities of the Company's tobacco business are seasonal. The Company's need for capital fluctuates accordingly and, at any of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or lesser than at year end. The Company historically has needed capital in excess of cash flow from operations to finance inventory and accounts receivable and, more recently, to finance acquisitions of foreign acquisitions of foreign tobacco operations and flower operations. The Company also prefinances tobacco crops in certain foreign countries by making cash advances to farmers prior to and during the growing season.

DIMON's working capital increased from $277,597 at June 30, 1995 to $276,269 at September 30, 1995. The current ratio of 1.6 to 1 at June 30, 1995 decreased to
1.4 to 1 at September 30, 1995 as current liabilities increased at a higher percentage than the percentage increase of current assets. The larger increases in the individual components of current assets and current liabilities reflect an increased level of tobacco operations. Current assets increased primarily due to the increase in Tobacco inventories of $365,207, partially offset by the decrease in Trade receivables of $51,104. Current liabilities increased primarily due to the increases in Advances from customers of $136,243, Notes payable to banks of $147,801 and Accounts payable of $49,507. Tobacco inventories, Notes payable to banks and Advances from customers increased due primarily to the seasonal increase in the operations in the U.S. and Africa, and the acquisition of the oriental operations in late fiscal 1995, offset partially by the decrease in operations in Brazil.

Cash flows used in operating activities decreased $51,218 (66.5% to $101,944 for the three months ended September 30, 1995 over the same period last year, due primarily to (i) the increase in accounts receivable as a result of the increase in sales and advances from customers offset partially by decreased accounts payable and accrued expenses and (ii) the increase in inventory as a result of increased purchases. Cash flows used in investing activities increased $8,757 (220.3%) from $7,278 primarily resulting from the purchase of a subsidiary. Cash flows provided by financing activities decreased $29,445 (82.3%) from $166,251 due primarily to the increased proceeds from debt.

At September 30, 1995, DIMON had lines of credit of $1,006,107, excluding the long-term credit agreements. At September 30, 1995, the unused lines of credit amounted to $457,698. Total maximum outstanding borrowings during the quarter ended September 30, 1995, were $456,276.

DIMON's management believes that DIMON's capital resources are adequate to meet its capital needs through June 30, 1996.


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

 (a) Exhibits - 11.1 -     Computation of Earnings (Loss) Per Common
                           Share (Previously Filed)
                27   -     Financial Data Schedule

 (b) Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                                        DIMON INCORPORATED


                                                        /s/ Jerry L. Parker
Date May 8, 1996                                        _____________________
                                                        Jerry L. Parker
                                                        Vice President -
                                                        Controller
                                                        (Principal Accounting
                                                        Officer)

                                 EXHIBIT INDEX
Exhibit                                                             Page No.
  11.1            Computation of Earnings (Loss) Per Common
                  Share (Previously Filed)                             --
  27              Financial Data Schedule                              26