Form 10-Q
period 1996-03-31
DIMON INC
filed 1996-05-08
CIK 939930

Page 1 of 31
                                          Page 29 - Exhibit Index



                          UNITED STATES
              SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C.  20549

                            FORM 10-Q


     [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1996

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from_____to_____

            Commission file number 0-2734; 1-13684

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

                      DIMON INCORPORATED




                             INDEX






                                                                PAGE NO.

Part I.   Financial Information:

Consolidated Balance Sheet - March 31, 1996
   and June 30, 1995. . . . . . . . . . . . . . . . . . . . . . . 3 - 4

Statement of Consolidated Income - Three Months
   and Nine Months Ended March 31, 1996
   and 1995 . . . . . . . . . . . . . . . . . . . . . . . . . . .   5


Statement of Consolidated Cash Flows - Nine
   Months Ended March 31, 1996 and 1995 . . . . . . . . . . . . .   6

Notes to Consolidated Financial Statements. . . . . . . . . . . . 7 - 20

Management's Discussion and Analysis of Financial
   Condition and Results of Operations. . . . . . . . . . . . . .21 - 26

Part II.  Other Information . . . . . . . . . . . . . . . . . . .26 - 28


                        PART I.  FINANCIAL INFORMATION
                     DIMON Incorporated and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                               March 31         June 30
                                                 1996             1995
(in thousands)                               ____________    ___________
ASSETS
Current assets
  Cash and cash equivalents . . . . . . . . . $   12,148     $   42,326
  Notes receivable. . . . . . . . . . . . . .      1,134          2,002
  Trade receivables, net of allowances. . . .    195,999        182,750
  Inventories:
    Tobacco. .. . . . . . . . . . . . . . . .    343,484        410,431
    Other. . .. . . . . . . . . . . . . . . .     20,429         14,179
  Advances on purchases of tobacco. . . . . .     74,470         44,379
  Recoverable income taxes. . . . . . . . . .      1,320          2,007
  Prepaid expenses. . . . . . . . . . . . . .     13,772         33,045
                                              ___________    ___________
              Total current assets               662,756        731,119
                                              ___________    ___________



Investments and other assets
  Equity in net assets of investee companies.      8,287         22,622
  Other investments . . . . . . . . . . . . .      4,242          1,749
  Notes receivable. . . . . . . . . . . . . .      7,076          6,107
  Other. . . .. . . . . . . . . . . . . . . .     24,986         28,147
                                              ___________    ___________
                                                  44,591         58,625
                                              ___________    ___________



Intangible assets
  Excess of cost over related net assets of
    business acquired . . . . . . . . . . . .     23,743         26,167
  Production and supply contracts . . . . . .     36,406         36,340
  Pension asset . . . . . . . . . . . . . . .      4,219          4,219
                                              ___________     __________
                                                  64,368         66,726
                                              ___________    ___________


Property, plant, and equipment
  Land . . . .. . . . . . . . . . . . . . . .     20,254         19,432
  Buildings. .. . . . . . . . . . . . . . . .    141,437        135,808
  Machinery and equipment . . . . . . . . . .    166,226        169,181
  Allowances for depreciation . . . . . . . .   (100,395)      (101,372)
                                              ___________    ___________
                                                 227,522        223,049
                                              ___________    ___________


Deferred taxes and other deferred charges. . . . .     12,054         14,089
                                              ___________    ___________
                                              $1,011,291     $1,093,608
                                              ===========    ===========

                     DIMON Incorporated and Subsidiaries
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)
                                                     March 31         June 30
                                                       1996             1995
(in thousands)                                     ____________     ___________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable to banks. . . . . . . . . . . $    101,288     $  233,736
  Accounts payable:
    Trade. . .. . . . . . . . . . . . . . . .       59,371         56,559
    Officers and employees. . . . . . . . . .       26,411         20,714
    Other. . .. . . . . . . . . . . . . . . .       40,732         13,173
    Advances from customers . . . . . . . . .       76,639         49,224
    Accrued expenses. . . . . . . . . . . . .       41,962         57,359
    Income taxes. . . . . . . . . . . . . . .        8,609         11,199
    Long-term debt current. . . . . . . . . .        8,982         11,558
                                                ___________    ___________

              Total current liabilities            363,994        453,522
                                                ___________    ___________

Long-term debt
    Revolving Credit Notes and Other. . . . .      278,440        292,528
    Convertible Subordinated Debentures . . .            0         56,370
                                                ___________    ___________
                                                   278,440        348,898
                                                ___________    ___________

Deferred credits:
    Income taxes. . . . . . . . . . . . . . .       15,614         10,731
    Compensation and other benefits . . . . .       41,467         40,715
                                                ___________    ___________
                                                    57,081         51,446
                                                ___________    ___________

Minority interest in subsidiaries. .  . . . .          544            936
                                                 ___________    ___________

Stockholders' equity
  Serial Preferred Stock--without par value:
                            Mar. 31      Jun. 30
      Authorized shares       10,000       10,000
      Issued shares              -0-          -0-
  Common Stock--without par value:
                          Mar. 31      Jun. 30
    Authorized shares      125,000      125,000
    Issued shares           42,349       38,092    136,693         80,030
  Retained earnings . . . . . . . . . . . . .      174,050        157,880
  Equity-currency conversions . . . . . . . .        1,774          1,565
  Additional minimum pension liability. . . .       (1,285)        (1,286)
  Unrealized gain on investments. . . . . . .            0            617
                                                ------------    -----------
                                                   311,232        238,806
                                                ____________   ____________

                                                $1,011,291     $1,093,608
                                                ===========    ===========
                                     -4-


                       DIMON Incorporated and Subsidiaries
                         STATEMENT OF CONSOLIDATED INCOME
            Three Months and Six Months Ended March 31, 1996 and 1995
                                   (Unaudited)

                                    1996        1995          1996       1995
(in thousands,                      Third       Third       First Nine  First Nine
except per share amounts)          Quarter      Quarter       Months       Months
                                   ________    ________     _________   _________

Net sales of goods and services . .$573,084    $644,079     $1,663,661  $1,547,534
Cost of goods and services sold . . 515,729     585,759      1,481,128   1,404,544
                                   _________   _________    ___________ ___________
                                     57,355      58,320        182,533     142,990

Selling, administrative and
  general expenses  . . . . . . . .  36,056      34,009        102,736       94,883
Restructuring. .. . . . . . . . . .   2,750         0            5,568          0
                                   _________   _________    ___________ ___________
                Operating Income. .  18,549     24,311          74,229      48,107
Other income:
  Interest . . .. . . . . . . . . .  1 ,335      2,207           6,687       6,631
  Sundry . . . .. . . . . . . . . .   2,673      2,884           9,854       4,569
                                   _________   _________    ___________ ___________
                                      4,008      5,091          16,541      11,200
Other deductions:
  Interest . . .. . . . . . . . . .  10,976     11,884          38,036      34,139
  Sundry . . . .. . . . . . . . . .     168      1,183             615         855
                                   _________   _________    ___________ ___________
                                     11,144     13,067          38,651      34,994

Income before income taxes, minority
  interest, equity in net income of
  investee companies and
  extraordinary item. . . . . . . .  11,413      16,335         52,119       24,313
Income taxes . .. . . . . . . . . .   4,565      8,085          20,847      13,157
                                   _________   _________    ___________ ___________
Income before minority interest,
  equity in net income of investee
  companies and extraordinary item.   6,848      8,250          31,272      11,156
Income applicable to minority
  interest . . . . . . . . . . . . .    114         149            242         272
Equity in net income (loss) of
  investee companies, net of
  income taxes. . . . . . . . . . .    (460)      (525)           (290)     (1,121)
                                   _________   _________    ___________ ___________
Income before extraordinary item      6,274      7,576          30,740       9,763

Extraordinary item:
 Partial recovery of a previous
 extraordinary trade receivable
 write-off (net of applicable
 income tax expense of $870) . . .        0            0         1,400           0
                                   _________  _________     ___________ ___________
NET INCOME . . .. . . . . . . . . .$  6,274    $ 7,576      $   32,140  $    9,763


Earnings Per Share, primary
  Income before extraordinary item.   $.16       $.20           $.79       $.26
  Extraordinary item. . . . . . .      .00        .00            .04        .00
  Net Income . .. . . . . . . . . .   $.16       $.20           $.83       $.26

Earnings Per Share, assuming
full dilution
  Income before extraordinary item.   $.16       $.20           $.77         *
  Extraordinary item. . . . . . . .    .00        .00            .03         *
  Net Income . .. . . . . . . . . .   $.16       $.20           $.80         *

Average number of shares outstanding:
  Primary. . . .. . . . . . . . . . 39,767     38,083        38,739     38,082
  Assuming full dilution. . . . . . 42,479     42,293        42,467     42,294

Cash dividends per share. . . . . .. $.135       $.09         $.405       $.27


* Computation of earnings per share is anti-dilutive for first six months of fiscal year 1995.


                       DIMON Incorporated and Subsidiaries
                       STATEMENT OF CONSOLIDATED CASH FLOWS
                    Nine Months Ended March 31, 1996 and 1995
                                   (Unaudited)
                                                    March 31      March 31
(in thousands)                                       1996           1995
Operating activities
  Net Income . . . . . . . . . . . . . . . . . .  $  32,140      $  9,763
  Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization. . . . . . . .     24,234        21,891
    Deferred items . . . . . . . . . . . . . . .      1,193         1,750
    Loss (gain) on foreign currency
      transactions . . . . . . . . . . . . . . .        (73)        9,835
    Gain on disposition of fixed assets. . . . .     (1,385)         (866)
    Gain on sale of investee . . . . . . . . . .     (3,751)            0
    Gain on sale of investment . . . . . . . . .     (1,090)            0
    Undistributed earnings of investees. . . . .        290         1,121
    Dividends received from investees. . . . . .        289           400
    Income applicable to minority interest . . .        242           272
    Bad debt expense . . . . . . . . . . . . . .      1,078         1,469
    Increase in accounts receivable. . . . . . .    (13,994)      (16,431)
    Decrease in inventories and advances on
      purchases of tobacco . . . . . . . . . . .     31,102        68,280
    Decrease in recoverable taxes. . . . . . . .        103         3,761
    Decrease (increase) in prepaid expenses. . .     12,965        (6,819)
    Increase in accounts payable and accrued
      expenses . . . . . . . . . . . . . . . . .     34,599        10,695
    Increase (decrease) in advances from
      customers. . . . . . . . . . . . . . . . .     26,908       (16,286)
    Increase in income taxes . . . . . . . . . .      1,590        10,500
    Other . .. . . . . . . . . . . . . . . . . .         92         4,402
      Net cash provided by operating               --------     ---------
      activities . . . . . . . . . . . . . . . .    146,532       103,737
                                                   --------     ---------
Investing activities
    Purchase of property and equipment . . . . .    (20,609)      (18,845)
    Proceeds from sale of property and equipment.     3,273         3,286
    Payments received on notes receivable
      and receivable from investees. . . . . . .      1,380        18,552
    Advances for notes receivable  . . . . . . .     (7,892)       (3,461)
    Proceeds from or (advances for) other
      investments and other assets . . . . . . .     20,148        (1,039)
    Decrease in excess of cost over net
      assets of business acquired. . . . . . . .        787             0
    Purchase of minority interest in subsidiaries .       0          (484)
    Purchase of subsidiary . . . . . . . . . . .     (6,543)            0
        Net cash used by investing                  --------      --------
        activities . . . . . . . . . . . . . . .     (9,456)       (1,991)
                                                    --------      --------
Financing activities
    Repayment of debt. . . . . . . . . . . . . .   (218,821)      (151,484)
    Proceeds from debt . . . . . . . . . . . . .     67,238        106,611
    Proceeds from sale of stock. . . . . . . . .      3,287              9
    Cash dividends paid to minority stockholders.         0           (237)
    Cash dividends paid to DIMON Incorporated
      stockholders . . . . . . . . . . . . . . .    (15,969)       (10,190)
                                                   ---------       --------
    Net cash used by financing activities. . . .   (164,265)       (55,291)
                                                   ---------       --------
Effect of exchange rate changes on cash . . . . .    (2,989)        (2,701)
                                                   ---------       --------
Increase in cash and cash equivalents . . . . . .   (30,178)        43,754
Cash and cash equivalents at beginning of year. .    42,326         12,471
                                                   ---------       --------
         Cash and cash equivalents at end
           of period. . . . . . . . . . . . . . . $  12,148      $  56,225
                                                  ==========     ==========




              DIMON INCORPORATED AND SUBSIDIARIES
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





1. Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures were converted into Common Stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period. Also, all interest expense on the debentures for the period is added to pre-tax income and the hypothetical additional income tax expense is deducted.
   The weighted average number of shares outstanding is further increased by common stock equivalents on employee stock options.


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


4. In June, 1995, the Company provided a restructuring reserve of $17.9 million pre-tax related primarily to eliminating duplicative facilities of tobacco operations and a reduction in the number of employees. During the quarter and nine months ended March 31, 1996, an additional $2.7 million and $5.6 million, respectively, pre-tax, was provided for restructuring the tobacco operations in Brazil and corporate departments, primarily for a reduction in the number of employees, net of recoveries of $498 thousands relating primarily to accounts receivable of closed flower locations. As of March 31, 1996, payments for the nine months of $6.8 million have been recorded as a reduction of the restructuring reserves.

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



5. The results of operations for the three months and nine months ended March 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value.


6. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1995.


7. Certain accounts of the prior periods have been reclassified for conformity with the financial statements of the current period.

8. On February 9, 1996, the Company called for redemption on March 11, 1996, all of the $54.3 million outstanding Convertible Subordinated Debentures. As of March 4, 1996, holders of Debentures had converted 99.85% of the Debentures into 4,035,969 shares of the Company's common stock. The remaining Debentures were redeemed on March 11, 1996, for $89,188. The Company funded the redemption price for these Debentures from working capital. Proforma primary earnings per share as if the conversion as if it had taken place at the beginning of the period would have been $.16 and $.80 for the three and nine months, respectively, or equal to the fully diluted amounts as disclosed in the statement of consolidated income.

9. On November 7, 1995, DIMON International, Inc., a wholly owned subsidiary of DIMON Incorporated, completed the sale of its 50% interest in Rio Grande Tabacalera S.A. (RGT), a Brazilian processing entity, to an unrelated third party. The Company's investment was sold for $9,000,000 in cash, recognizing a gain on the sale of RGT of $3,113,000, net of related taxes of $630,000.

10. The Company has filed a registration statement with the Securities and Exchange Commission relating to $125 million of Senior Notes due 2006. The Company expects that the offerings of the Notes will be completed in June, 1996. DIMON International, Inc. and Florimex Worldwide, Inc.(collectively, the "Guarantors"), wholly owned subsidiaries of the Company, will fully and unconditionally guaranteed on a joint and several basis the Company's obligations to pay principal, premium and interest relative to the Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. Supplemental combining financial information of the Guarantors is presented below:

                                            DIMON Incorporated and Subsidiaries
                                           Supplemental Combining Balance Sheet
                                                        March 31, 1995
(in thousands)                                 DIMON
                                           Incorporated         Guarantors       Non-Guarantors     Eliminations        Total
Current assets                           ________________    ______________    ________________   _______________   _____________
  Cash and cash equivalents              $       109,571     $      (73,452) d $         20,105   $            1 b  $     56,225
  Notes receivable                                    15                492                 911                0           1,418
  Trade receivables, net of allowances           142,803            120,731              81,913         (169,826) a      175,621
  Inventories:
     Tobacco                                      (2,548) c         122,812             177,310           (1,850) a      295,724
     Other                                             0                446               8,939                0           9,385

   Advances on purchases of tobacco               48,024             62,868              31,849          (83,433) a       59,308
   Recoverable income taxes                            0                  0               3,076                0           3,076
   Prepaid expenses                                4,875              5,531              13,572                0          23,978
                                         ________________   ________________   ________________   _______________   _____________
       Total current assets                      302,740            239,428             337,675         (255,108)        624,735
                                         ________________   ________________   ________________   _______________   _____________

Investments and other assets
  Equity in net assets of investee companies           0              2,422              31,225                0          33,647
  Consolidated subsidiaries                      285,179            244,422               5,007         (534,608) a            0
  Other investments                               12,492                 60                   4                0          12,556
  Notes receivable                                    49                571              12,669                0          13,289
  Other                                              433             10,742              12,213                0          23,388
                                         ________________   ________________   ________________   _______________   _____________
                                                 298,153            258,217              61,118         (534,608)         82,880
                                         ________________   ________________   ________________   _______________   _____________

Intangible assets
  Excess of cost over related net assets
    of business acquire                              390              1,862               9,635                0          11,887
  Production and supply contracts                      0             27,934               9,600                0          37,534
  Pension asset                                    2,458                  0                   0                0           2,458
                                         ________________   ________________   ________________   _______________   _____________
                                                   2,848             29,796              19,235                0          51,879
                                         ________________   ________________   ________________   _______________   _____________

Property, plant and equipment
  Land                                             1,771              1,475              16,213                0          19,459
  Buildings                                        5,015             25,194             101,405                0         131,614
  Machinery and equipment                          5,204             54,553             104,131                0         163,888
  Allowances for depreciation                     (2,122)           (42,795)            (54,713)               0         (99,630)
                                         ________________   ________________   ________________   _______________   _____________
                                                   9,868             38,427             167,036                0         215,331
                                         ________________   ________________   ________________   _______________   _____________

Deferred taxes and other deferred charges          8,050              4,524                  57                0          12,631
                                         ________________   ________________   ________________   _______________   _____________

Total assets                             $       621,659     $      570,392   $         585,121   $     (789,716)   $    987,456
                                         ================   ================  ==================  ===============   =============

a. Inter-company eliminations, including profit in inventories.

b. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

c. Reserve for inter-company profit in ending inventories.

d. Book overdraft within consolidated cash management program.









                                           DIMON Incorporated and Subsidiaries
                                           Supplemental Combining Balance Sheet
                                                      March 31, 1995
(in thousands)                                   DIMON
                                             Incorporated         Guarantors      Non-Guarantors      Eliminations        Total
Current Liabilities                        ________________    _______________   ________________   _______________   ______________
   Notes payable                           $        90,900     $       10,000   $         115,531   $            0    $     216,431
   Accounts payable:
     Trade                                           4,962             50,027              63,421          (44,937) a        73,473
     Officers and employees                         15,075                259               3,446                0           18,780
     Other                                             245                391              13,669             (417) a        13,888
   Advances from customers                              52            200,792              41,739         (200,602) a        41,981
   Accrued expenses                                  1,743             13,463              15,061           (6,783) a        23,484
   Income taxes                                     (9,411)e           10,048              15,321                0           15,958
   Long-term debt current                            5,057                  0              12,506                0           17,563
                                           ________________    _______________   ________________   _______________   ______________

       Total current liabilities                   108,623            284,980             280,694         (252,739)         421,558
                                           _________________   _______________   ________________   _______________   ______________

Long-term debt
  Revolving Credit Notes and Other                 153,800              3,195              27,118                0          184,113
  Convertible Subordinated Debentures               56,475                  0                   0                0           56,475
                                           ________________    _______________   ________________   _______________   ______________
                                                   210,275              3,195              27,118                0          240,588
                                           ________________    _______________   ________________   _______________   ______________
Deferred Credits
  Income taxes                                          95             (1,975)             11,240                0            9,360
  Compensation and other benefits                   19,437              7,122               5,148                0           31,707
                                           ________________    _______________   ________________   _______________   ______________
                                                    19,532              5,147              16,388                0           41,067
                                           ________________    _______________   ________________   _______________   ______________
Minority interest in subsidiaries                        0                  0               1,014                0            1,014
                                           ________________    _______________   ________________   _______________   _____________

Stockholders' equity
   Common stock                                     79,870            108,528             150,488         (259,016)a         79,870
   Retained earnings                               202,952            163,925             106,886         (270,811)a        202,952
   Equity-currency conversions                         637              2,126                  42           (2,168)a            637
   Unrealized loss on investments                    1,144              2,491               2,491           (4,982)a          1,144
   Additional minimum pension liability             (1,374)                 0                   0                0           (1,374)
                                           ________________    _______________   ________________   _______________   ______________

                                                   283,229            277,070             259,907         (536,977)         283,229
                                           ________________    _______________   ________________   _______________   ______________

       Total liabilities and equity        $       621,659     $      570,392   $         585,121   $     (789,716)   $     987,456
                                           ================    ===============  =================   ===============   ==============

a. Inter-company eliminations.

e. Current deferred tax on reserves and unallocated estimated tax payments.
















                                     DIMON Incorporated and Subsidiaries
                                   Supplemental Combining Statement of Income
                                         Nine Months Ended March 31, 1995
(in thousands)                             DIMON
                                        Incorporated        Guarantors      Non-Guarantors       Eliminations          Total
                                       ______________     ______________    _______________   _________________    _____________
Net sales of goods and services        $            33     $    1,092,975   $       495,445     $      (40,919) a $   1,547,534
Cost of goods and services sold                    746 f        1,021,103           423,614            (40,919) a     1,404,544
                                       ________________    _______________   ________________   _______________   ______________
                                                  (713)            71,872            71,831                  0          142,990
Selling, administrative and general              8,564             46,186            40,133                  0           94,883
                                       ________________    _______________   ________________   _______________   ______________
                                                (9,277)            25,686            31,698                  0           48,107
Other income:
   Interest                                     18,735              9,534             1,025            (22,663) a         6,631
   Sundry                                           64              2,642             1,863                  0            4,569
                                       ________________    _______________   ________________   _______________   ______________
                                                18,799             12,176             2,888            (22,663)          11,200
Other deductions:
   Interest                                     15,062             27,345            14,395            (22,663) a        34,139
   Sundry                                            2                 35               818                  0              855
                                       ________________    _______________   ________________   _______________   ______________
                                                15,064             27,380            15,213            (22,663)          34,994

Income (loss) before income taxes,
   minority interest and equity in net
   income of investee company                   (5,542)            10,482            19,373                  0           24,313
Income taxes                                    (2,999)             5,674            10,482                  0           13,157
                                       ________________    _______________   ________________   _______________   ______________

Income (loss) before minority interest
   and equity in net income of
   investee companies                           (2,543)             4,808             8,891                  0           11,156
Income applicable to minority interest               0                  0               272                  0              272
Equity in net income (loss) of investee
   companies, net of income taxes                   65                271            (1,457)                 0           (1,121)
Equity in net income of subsidiaries            12,241              7,162                 0            (19,403) a             0
                                       ________________    _______________  ________________    _______________   ______________

NET INCOME                             $         9,763     $       12,241   $         7,162    $       (19,403)   $       9,763
                                       ================    ===============  ================   ================   ==============

a. Inter-company eliminations

f. Change in reserves for inter-company profit in ending inventory.






















                                      DIMON Incorporated and Subsidiaries
                                 Supplemental Combining Statement of Cash Flows
                                         Nine Months Ended March 31, 1995
                                          DIMON
(in thousands)                         Incorporated         Guarantors      Non-Guarantors       Eliminations         Total
Operating Activities                  _______________     _______________  ________________   ________________   ______________
  Net Income (Loss)                   $        9,763      $       12,241   $         7,162    $       (19,403) a $       9,763
  Adjustments to reconcile net
  income (loss) to net cash
  provided by operating activities
   Depreciation and amortization                  80               8,526           13,285                   0           21,891
   Deferred items                               (410)              1,556              604                   0            1,750
   Loss (gain) on foreign currency
      transactions                               (57)                 12            9,880                   0            9,835
   Gain on disposition of fixed assets             0                (279)            (587)                  0             (866)
   Undistributed earnings of
      investees/subsidiaries                 (12,306)             (7,433)           1,457              19,403 a          1,121
   Dividends received from Investee                0                   0              400                   0              400
   Income applicable to minority interest          0                   0              272                   0              272
   Bad debt expense                                0                 (30)           1,499                   0            1,469
   Decrease (increase) in accounts
      receivable                             151,167              20,080          (46,093)           (141,585)a        (16,431)
   Decrease (increase) in inventories and
      advances on purchases of tobacco        (1,455)             11,099           42,276              16,360 a         68,280
   Decrease in recoverable taxes               1,666                   0            2,095                   0            3,761
   Decrease (increase) in prepaid expenses    (3,883)             (1,280)          (1,656)                  0           (6,819)
   Increase (decrease) in accounts payable
      and accrued expenses                    (3,727)            (90,202)          (8,886)            113,510 a         10,695
   Increase (decrease) in advances from
      customers                                 (885)            (70,193)          39,451              15,341 a        (16,286)
   Increase (decrease) in income taxes        (4,501)              7,874            7,127                   0           10,500
   Other                                         195                 725            3,482                   0            4,402
                                      _______________     _______________  _______________    ________________   ______________
     Net cash provided (used) by
     operating activities                    135,647            (107,304)          71,768               3,626          103,737
                                      _______________     _______________  _______________    ________________   ______________

Investing Activities
   Purchase of property and equipment            (74)             (6,082)         (12,689)                  0          (18,845)
   Proceeds from sale of property
      and equipment                                0                 805            2,481                   0            3,286
   Payments on notes receivable and
     receivable from investees                    11               2,083           16,458                   0           18,552
   Increase in notes receivable and
     receivable from investees                     0              (1,056)          (2,405)                  0           (3,461)
   Proceeds from or (advances) for other
     investments and other assets                364               6,912           (4,637)             (3,678)a         (1,039)
   Purchase of minority interest
     in subsidiaries                               0                   0             (484)                  0             (484)
                                      _______________     _______________  ________________   ________________   ______________
     Net cash provided (used) by
     investing activities             $          301      $        2,662   $       (1,276)    $        (3,678)   $      (1,991)
                                      _______________     _______________  ________________   ________________   ______________

Financing Activities
   Repayment of debt                  $      (26,486)     $      (10,690)    $     (114,308)   $             0    $    (151,484)
   Proceeds from debt                          4,000              40,000            62,611                   0          106,611
   Cash dividends paid to DIMON
      Incorporated stockholders              (10,190)                  0                 0                   0          (10,190)
   Cash dividends paid to minority
      stockholders                                 0                   0              (237)                  0             (237)
   Proceeds from sale of common stock              9                   0                 0                   0                9
                                      _______________     _______________  ________________   ________________   ______________
     Net cash provided (used) by
      financing activities                   (32,667)           29,310            (51,934)                  0          (55,291)
                                      _______________     _______________  ________________   ________________   ______________

Effect of exchange rate changes on cash            0                 0             (2,701)                  0           (2,701)
                                      _______________     _______________  ________________   ________________   ______________

Increase (decrease) in cash and
   Cash equivalents                          103,281           (75,332)            15,857                 (52) a        43,754
Cash and cash equivalents at
    beginning of year                          6,290             1,880              4,248                   53 a        12,471

     Cash and cash equivalents at     _______________    ______________    _______________   _________________    _____________
      end of period                   $      109,571     $     (73,452)    $       20,105    $               1    $     56,225
                                      ===============    ==============    ===============   =================    =============

a. Intercompany eliminations.
                                          -12-

                                      DIMON Incorporated and Subsidiaries
                                   Supplemental Combining Statement of Income
                                       Three Months Ended March 31, 1995

(in thousands)                              DIMON
                                         Incorporated        Guarantors      Non-Guarantors       Eliminations          Total
                                        ______________     ______________    _______________   _________________    _____________
Net sales of goods and services          $            11     $    477,189      $      178,188     $      (11,309) a $     644,079
Cost of goods and services sold                   (5,106)f        450,423             151,751            (11,309) a       585,759
                                         ________________    _______________   ________________   _______________   ______________
                                                   5,117           26,766              26,437                  0           58,320
Selling, administrative and general                  915           16,780              16,314                  0           34,009
                                         ________________    _______________   ________________   _______________   ______________
                                                   4,202            9,986              10,123                  0           24,311
Other income:
   Interest                                        8,324            5,896                (256)           (11,757) a         2,207
   Sundry                                            (79)           1,674               1,289                  0            2,884
                                         ________________    _______________   ________________   _______________   ______________
                                                   8,245            7,570               1,033            (11,757)           5,091
Other deductions:
   Interest                                        6,915           12,782               3,944            (11,757) a        11,884
   Sundry                                              1               17               1,165                  0            1,183
                                         ________________    _______________   ________________   _______________   ______________
                                                   6,916           12,799               5,109            (11,757)          13,067

Income (loss) before income taxes,
   minority interest and equity in net
   income of investee company                      5,531            4,757               6,047                  0           16,335
Income taxes                                       4,044            2,033               2,008                  0            8,085
                                         ________________    _______________   ________________   _______________   ______________

Income (loss) before minority interest
   and equity in net income of
   investee companies                              1,487            2,724               4,039                  0            8,250
Income applicable to minority interest                 0                0                 149                  0  a           149
Equity in net income (loss) of investee
   companies, net of income taxes                     44             (323)               (246)                 0  a          (525)
Equity in net income of subsidiaries               6,045            3,644                   0             (9,689) a             0
                                         ________________    _______________  ________________    _______________   ______________

NET INCOME                               $         7,576     $      6,045     $         3,644    $        (9,689)   $       7,576
                                         ================    ===============  ================   ================   ==============

a. Inter-company eliminations

f. Change in reserves for inter-company profit in ending inventory.






















                                         DIMON Incorporated and Subsidiaries
                                         Supplemental Combining Balance Sheet
                                                    March 31, 1996
(in thousands)                                   DIMON
                                              Incorporated       Guarantors      Non-Guarantors      Eliminations         Total
Current assets                             ________________   ________________   _______________   ________________  _____________
  Cash and cash equivalents                $   2,580          $    4,966         $  20,285         $ (15,683) b      $   12,148
  Notes receivable                                35                 489            26,343           (25,733) a           1,134
  Trade receivables, net of allowances        22,963             170,028           154,202          (151,194) a         195,999
  Inventories:
     Tobacco                                       0              85,310           258,174                 0            343,484
     Other                                        47               1,729            18,653                 0             20,429

   Advances on purchases of tobacco          168,076              31,743            50,468          (175,817)            74,470
   Recoverable income taxes                        0                   0             1,320                 0              1,320
   Prepaid expenses                            2,133               1,113            10,526                 0             13,772
                                     ________________    ________________   _______________  ________________      _____________
       Total current assets                  195,834             295,378           539,971          (368,427)           662,756
                                     ________________    ________________   _______________  ________________      _____________
Investments and other assets
  Equity in net assets of
   investee companies                              0               6,032             2,255                 0              8,287
  Consolidated subsidiaries                  294,540             306,046             5,007          (605,593) a               0
  Other investments                                1               3,810               431                 0              4,242
  Notes receivable                                74                 910             6,092                 0              7,076
  Other                                          291               4,690            20,005                 0             24,986
                                     ________________    ________________   _______________  _________________    ______________
                                             294,906             321,488            33,790          (605,593)            44,591
                                     ________________    ________________   _______________  ________________     ______________

Intangible assets
  Excess of cost over related net assets
    of business acquire                         378               8,548            14,817                  0             23,743
  Production and supply contracts                 0              27,408             8,998                  0             36,406
  Pension asset                               3,131               1,088                 0                  0              4,219
                                    ________________    ________________     _______________  ________________    _____________
                                              3,509              37,044            23,815                  0             64,368
                                    ________________    ________________     _______________  ________________    _____________

Property, plant and equipment
  Land                                        1,771               1,925            16,558                  0             20,254
  Buildings                                   4,740              25,761           110,936                  0            141,437
  Machinery and equipment                     5,039              49,411           111,776                  0            166,226
  Allowances for depreciation                (4,632)            (31,464)          (64,299)                 0           (100,395)
                                    ________________    ________________     _______________  ________________    _____________
                                              6,918              45,633           174,971                  0            227,522
                                    ________________    ________________     _______________  ________________    _____________

Deferred taxes and other
  deferred charges                           11,821                   0               233                  0             12,054
                                    ________________    ________________     _______________  ________________    _____________

Total assets                              $ 512,988           $ 699,543         $ 772,780          $(974,020)        $1,011,291
                                    ================    ================     ===============  ================    =============

a. Inter-company eliminations.

b. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.



                                         DIMON Incorporated and Subsidiaries
                                         Supplemental Combining Balance Sheet
                                                     March 31, 1996

(in thousands)                        DIMON
                                   Incorporated           Guarantors          Non-Guarantors      Eliminations          Total
Current Liabilities                ________________       _______________   ________________    _______________     ______________
   Notes payable                   $        0             $      350        $ 102,863           $  (1,925)           $  101,288
   Accounts payable:

   Trade                                  808                303,576           75,644            (320,657) a             59,371
   Officers and employees              14,174                  6,298            5,939                   0                26,411

Other                                     898                  1,280           38,554                   0                40,732
   Advances from customers              3,450                 69,024           48,919             (44,754) a             76,639
   Accrued expenses                     1,555                  6,032           34,390                 (15) a             41,962
   Income taxes                       (13,550) e               3,385           18,774                   0                 8,609


   Long-term debt current               4,286                      0            4,696                   0                 8,982
                              _________________      _______________   ________________     _______________       ______________
       Total current liabilities       11,621                389,945          329,779            (367,351)              363,994
                              _________________      _______________   ________________     _______________       ______________

Long-term debt
  Revolving Credit Notes and Other    162,386                  1,068          114,986                   0              278,440
  Convertible Subordinated Debentures       0                      0                0                   0                    0
                              _________________      _______________   ________________    _______________       ______________
                                      162,386                  1,068          114,986                   0              278,440
                              _________________      _______________   ________________    _______________       ______________

Deferred Credits
  Income taxes                          1,547                 (4,538)          18,605                   0               15,614
  Compensation and other benefits      26,517                  7,790            7,160                   0               41,467
                             _________________       _______________   ________________    _______________       ______________
                                       28,064                  3,252           25,765                   0               57,081
                             _________________       _______________   ________________    _______________       ______________

Minority interest in subsidiaries        (315)                     0              859                   0                  544
                             _________________        _______________  ________________    _______________       ______________

Stockholders' equity
   Common stock                       136,693                110,689          179,518            (290,207) a           136,693
   Retained earnings                  174,050                188,261          122,334            (310,595) a           174,050
   Equity-currency conversions          1,774                  6,328              156              (6,484) a             1,774
   Unrealized loss on investments           0                      0             (617)                617  a                 0
   Additional minimum pension
     liability                         (1,285)                     0                0                   0               (1,285)
                             _________________        _______________  ________________    _______________       ______________
                                      311,232                305,278          301,391            (606,669)             311,232
                             _________________        _______________  ________________    _______________       ______________

   Total liabilities and
      equity                 $        512,988         $      699,543    $     772,780      $     (974,020)        $  1,011,291
                             =================        ===============   ===============    ===============        ==============

a. Inter-company eliminations.

e. Current deferred tax on reserves and unallocated estimated tax payments.
















                                        DIMON Incorporated and Subsidiaries
                                    Supplemental Combining Statement of Income
                                         Nine Months Ended March 31, 1996

(in thousands)                          DIMON
                                     Incorporated        Guarantors        Non-Guarantors        Eliminations         Total
                                    ______________     ______________     _______________     _________________   _____________
Net sales of goods and services     $     34           $1,195,251         $ 777,232           $  (308,856) a      $1,663,661
Cost of goods and services sold       (5,116) f         1,123,897           671,203              (308,856) a       1,481,128
                                    ________________   _______________    ________________    _______________     ______________
                                       5,150               71,354           106,029                     0            182,533
Selling, administrative and general    8,491               55,787            44,954                (6,496) a         102,736
Restructuring                          2,097                1,000             2,471                     0              5,568
                                    ________________    _______________     ________________   _______________    ______________
                                      (5,438)              14,567            58,604                 6,496             74,229

Other income:
   Interest                           22,015                6,570             6,393               (28,291) a           6,687
   Sundry                                222                2,372            13,756                (6,496) a           9,854
                                    ________________    _______________     ________________   _______________    ______________
                                      22,237                8,942            20,149               (34,787)            16,541
Other deductions:
   Interest                           20,193               24,410            21,724               (28,291) a          38,036
   Sundry                                 50                   (2)              567                     0                615
                                    ________________    _______________     ________________   _______________    ______________
                                      20,243               24,408            22,291               (28,291)            38,651

Income (loss) before income taxes,
   minority interest and equity in net
   income of investee company         (3,444)                (899)           56,462                     0             52,119
Income taxes                          (1,378)                (360)           22,585                     0             20,847
                                    ________________    _______________     ________________   _______________    ______________

Income (loss) before minority interest
   and equity in net income of
   investee companies                 (2,066)                (539)           33,877                     0             31,272
Income applicable to minority interest     0                    0               242                     0                242
Equity in net income (loss) of investee
   companies, net of income taxes          0                  202              (492)                    0               (290)
Equity in net income of subsidiaries  34,206               33,143                 0               (67,349)                 0
Extraordinary item: Partial recovery
  of a previous extraordinary trade
  receivable write-off (net of
  applicable income tax expense
  of $870)                                 0                1,400                 0                     0              1,400
                                    ________________    _______________     ________________   _______________    ______________

NET INCOME                          $ 32,140            $   34,206          $   33,143         $  (67,349)        $   32,140
                                    =================   ===============     ================   ===============    ==============

a. Inter-company eliminations

f. Change in reserves for inter-company profit in ending inventory.

















                                    DIMON Incorporated and Subsidiaries
                              Supplemental Combining Statement of Cash Flows
                                      Nine Months Ended March 31, 1996
                                        DIMON
(in thousands)                      Incorporated          Guarantors         Non-Guarantors        Eliminations           Total
Operating Activities                _______________     _______________     ________________     ________________     ______________
  Net Income (Loss)                 $  32,140           $  34,206           $  33,143            $ (67,349) a         $  32,140
  Adjustments to reconcile net
   income to net cash provided
    by operating activities
   Depreciation and amortization        1,730               8,048              14,456                    0               24,234
   Deferred items                        (533)                265               1,461                    0                1,193
   Loss (gain) on foreign currency
      transactions                         46                 (65)                (54)                   0                  (73)
   Gain on disposition of fixed assets    (14)               (227)             (1,144)                   0               (1,385)
   Gain on sale of investee                 0                   0              (3,751)                   0               (3,751)
   Gain on sale of investment               0                   0              (1,090)                   0               (1,090)
   Undistributed earnings of
      investees/subsidiaries          (34,205)            (33,346)                492               67,349  a               290
   Dividends received from Investee         0                   0                 289                    0                  289
   Income applicable to minority
     interest                               0                   0                 242                    0                  242
   Bad debt expense                         0                 (10)              1,088                    0                1,078
   Decrease (increase) in accounts
      receivable                      132,233             (42,334)              1,204             (105,097) a           (13,994)
   Decrease (increase) in inventories
       and advances on purchases of
       tobacco                         40,031             182,069            (132,513)            (58,765) a             31,102
   Decrease in recoverable taxes            0                   0                 103                   0                   103
   Decrease (increase) in prepaid
      expenses                          8,003                (473)              5,435                   0                12,965
   Increase (decrease) in accounts
      payable and accrued expenses     (8,877)            211,262             (58,647)           (109,139) a             34,599
   Increase (decrease) in advances
      from customers                     (429)           (339,322)            152,952             213,707  a             26,908
   Increase (decrease) in income
      taxes                            (3,156)                318               4,428                   0                 1,590
   Other                                    0                  13                  79                   0                    92
                                    _______________     _______________     ________________     ________________     _____________
     Net cash provided (used) by
     operating activities             167,249              20,404              18,173             (59,294)              146,532
                                    _______________      _______________    ________________     ________________    ______________

Investing Activities
   Purchase of property
   and equipment                         (111)             (5,048)            (15,450)                  0             (20,609)
   Proceeds from sale of property
      and equipment                        14                 320               2,939                   0               3,273
   Payments on notes receivable and
     receivable from investees             34                 827                 519                   0               1,380
   Advances for notes receivable          (83)               (358)             (3,184)             (4,286) a           (7,892)
   Proceeds from or (advances) for other
     investments and other assets       5,600              (9,820)             28,449              (4,081) a           20,148
   Decrease in excess of cost over
     Net assets of business acquired        0               1,514                (727)                  0                 787
   Purchase of subsidiaries                 0              (6,543)                  0                   0              (6,543)
                                    _______________     _______________     ________________     ________________    ______________
     Net cash provided (used) by
     investing activities           $   5,454           $ (19,108)          $  12,546            $  (8,348)          $  (9,456)
                                    _______________     _______________     ________________     ________________    ______________

Financing Activities
   Repayment of debt                $(183,968)          $  (1,769)          $ (61,159)           $  28,075  a         $(218,821)
   Proceeds from debt                  25,243                   0              41,995                    0               67,238
   Proceeds from sale of stock          3,287                   0                   0                    0                3,287
   Cash dividends paid to DIMON
      Incorporated stockholders       (16,013)                  0                  44                    0              (15,969)
                                    _______________     _______________      ________________     ________________    ______________
     Net cash provided (used) by
      financing activities           (171,451)             (1,769)            (19,120)              28,075             (164,265)
                                    _______________     _______________      ________________     ________________    ______________
Effect of exchange rate
   changes on cash                          0               3,560              (3,568)              (2,981) a            (2,989)

Increase (decrease) in cash and
   Cash equivalents                     1,252               3,087               8,031              (42,548)             (30,178)
Cash and cash equivalents at
    beginning of year                   1,328               1,879              12,254               26,865               42,326
                                   _______________       _______________     ________________     ________________    ______________
     Cash and cash equivalents at
      end of period                $   2,580             $   4,966          $  20,285             $(15,683)           $  12,148
                                   ===============       ===============     ================     ===============     ==============
a. Intercompany eliminations.

                                        DIMON Incorporated and Subsidiaries
                                    Supplemental Combining Statement of Income
                                          Three Months Ended March 31, 1996

(in thousands)                         DIMON
                                     Incorporated         Guarantors      Non-Guarantors        Eliminations             Total
                                   ______________     ______________     _______________     _________________     _____________
Net sales of goods and services            $       11          $ 391,744         $ 240,463         $     (59,134) a      $ 573,084
Cost of goods and services sold                     0            364,921           214,503               (63,695) a        515,729
                                           ________________    _______________   ________________   _______________   ______________
                                                   11             26,823            25,960                 4,561          57,355
Selling, administrative and general               (27) g          24,486             7,587                 4,010  a       36,056
Restructuring                                   1,500                370               880                     0           2,750
                                           ________________    _______________   ________________   _______________   ______________
                                               (1,462)             1,967            17,493                   551          18,549
Other income:
   Interest                                     5,962              1,195             1,639                (7,461) a        1,335
   Sundry                                         205              1,615             1,404                  (551) a        2,673
                                           ________________    _______________   ________________   _______________   ______________
                                                6,167              2,810             3,043                (8,012)          4,008
Other deductions:
   Interest                                     5,140              6,953             6,344                (7,461) a       10,976
   Sundry                                           4                 (2)              166                     0             168
                                           ________________    _______________   ________________   _______________   ______________
                                                5,144              6,951             6,510                (7,461)         11,144

Income (loss) before income taxes,
   minority interest and equity in net
   income of investee company                    (439)            (2,174)           14,026                     0          11,413
Income taxes                                     (176)              (870)            5,611                     0           4,565
                                           ________________    _______________   ________________   _______________   ______________

Income (loss) before minority interest
   and equity in net income of
   investee companies                            (263)            (1,304)            8,415                     0           6,848
Income applicable to minority interest              0                  0               114                     0             114
Equity in net loss of investee
   companies, net of income taxes                   0               (241)             (219)                    0            (460)
Equity in net income of subsidiaries            6,537              8,082                 0               (14,619) a            0
                                           ________________    _______________  ________________    _______________   ______________

NET INCOME                                 $    6,274          $   6,537        $    8,082          $    (14,619)     $    6,274
                                           ================    ===============  ================    ===============   ==============

a. Inter-company eliminations

g. Invoiced services to affiliates.























DIM0N INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



10. (a) Each of the Guarantors, the Company's wholly-owned subsidiaries, DIMON International, Inc. and Florimex Worldwide Inc., will fully and unconditionally guarantee on a joint and several basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company's obligations under the Notes and the related indenture, including its obligations to pay principal, premium, if any, and interest with respect to the Notes. The obligations of each Guarantor will be limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other Guarantor under its Guarantee or pursuant to its contribution obligations under the Indenture, can be guaranteed by the relevant Guarantor without resulting in the obligations of such Guarantor under its Guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable federal or state law. Each of the Guarantees will be a guarantee of payment and not collection. Each Guarantor that makes a payment or distribution under a Guarantee shall be entitled to a contribution from each other Guarantor in an amount pro rata, based on the assets less liabilities of each Guarantor determined in accordance with generally accepted accounting principles (GAAP). The Company will not be restricted from selling or otherwise disposing of any of the Guarantors other than DIMON International, Inc. provided that the proceeds of any such sale are applied as required by the Indenture.

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

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)





  (b) DIMON Incorporated and each of the Guarantors has accounted for their respective subsidiaries on the equity basis.

  (c) Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

                              March 31, 1995
                               Debit(Credit)

                                       DIMON         Non-
                                   Incorporated  Guarantors     Guarantors
                                   ------------  ----------     ----------
Accounts Receivable                $142,803      $  73,098      $ 45,433
Advances on Purchases                48,024         39,222        (3,812)

Accounts Payable                     (3,787)       (39,891)       (1,165)
Advances from Customers                -          (162,816)      (37,786)


                              March 31,1996
                               Debit(Credit)

                                       DIMON         Non-
                                   Incorporated  Guarantors     Guarantors
                                   ------------  ----------     ----------
Accounts Receivable               $  22,940     $   69,092     $  70,678
Advances on Purchases               168,076         22,451        29,996

Accounts Payable                       (572)      (294,488)      (28,783)
Advances from Customers              (3,450)         -           (44,915)

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations:

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995:

Net sales of goods and services for the three month period ended March 31, 1996 were $573.1 million, a decrease of 11.0% from $644.1 million for the three month period ended March 31, 1995. Net sales from tobacco operations decreased 14.4% to $456.6 million in the three month period ended March 31, 1996 from $533.3 million in the corresponding period in 1995. The decrease in tobacco sales was primarily due to lower average prices and decreases in quantities for U.S. grown tobacco and decreases in average prices for foreign grown tobacco, partially offset by increases in revenue from services. Lower average prices and decreased quantities for U.S. tobacco and lower average prices for foreign grown tobacco accounted for $51.2 million, $44.0 million and $17.0 million, respectively, of the decrease in tobacco revenues. Lower prices and quantities of U.S. tobacco were primarily due to the smaller U.S. burley crop resulting from adverse growing conditions in 1996. These decreases were partially offset by a $33.7 million increase in revenue for services, which primarily related to processing for Lorillard Tobacco Company pursuant to an agreement entered into in late fiscal 1995. The decreased sales from Brazil were almost entirely offset by increased sales from Greece, Italy and Turkey. Brazilian sales in the three months ended March 31, 1996 were lower than in the corresponding period in 1995 due to aggressive actions in 1995 to reduce excess inventories accumulated due to the enactment of domestic content legislation in the U.S., which was repealed in 1995.

Net sales from flower operations increased 5.1%, to $116.5 million in the three month period ended March 31, 1996 from $110.8 million for the three month period ended March 31, 1995. This increase in flower sales was primarily due to increased sales of Baardse.

Cost of sales and expenses, including selling, general and administrative expenses and restructuring and merger related costs for the three month period ended March 31, 1996 were $554.5 million, a decrease of 10.5% from $619.8 million for the three month period ended March 31, 1995. This decrease is net of $2.8 million in restructuring charges in the three month period ended March 31, 1996. Cost of sales and expenses for the tobacco operations decreased 13.9% in the three month period ended March 31, 1996 over the corresponding period in 1995, primarily due to the lower net sales of tobacco in the period. The gross profit for the tobacco operations decreased 5.0% for the three month period ended March 31, 1996 over the corresponding period in 1995, primarily due to decreased sales of tobacco from Brazil, offset partially
by increased sales and gross profits on tobacco from Europe.    The Company's

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



gross margin for tobacco operations improved to 9.8% for the three month period ended March 31, 1996 from 8.8% for the corresponding period in 1995, due to higher gross margins in the South American and European tobacco operations.

Cost of sales and expenses for the flower operations increased 3.2% in the three month period ended March 31, 1996 over the corresponding period in 1995. The Company's gross margin for flower operations improved to 10.9% for the three month period ended March 31, 1996 from 10.2% for the corresponding period in 1995, due to higher margins at Baardse.

Corporate expenses increased $2.0 million, or 78.2%, for the three month period ended March 31, 1996 from the corresponding period in 1995, primarily due to restructuring charges and increased personnel costs.

Other income, interest and sundry, decreased $1.1 million, or 21.2%, for the three month period ended March 31, 1996 from the corresponding period in 1995. Interest income decreased $.9 million due to decreased interest income on advances on purchases of tobacco.

Other deductions, primarily interest expense, decreased $1.9 million, or 14.7%, for the three month period ended March 31, 1996 from the corresponding period in 1995. Interest expense decreased $.9 million, due to decreased average interest rates and lower average short-term borrowings. Sundry deductions decreased $.9 million due to decreased exchange losses on non-operational assets in Africa and Brazil.

The effective tax rate decreased to 40.0% for the three month period ended March 31, 1996 from 49.4% for the corresponding period in 1995, based on estimates of taxable income projected for each year. The higher effective tax rate in 1995 was due to tax and monetary regulations in Brazil.

Equity in net loss of the tobacco investee companies decreased slightly for the three month period ended March 31, 1996 from the corresponding period in 1995. The loss of $433,000 due to the sale of a Brazilian investee in fiscal year 1996 was almost totally offset by the income of $383,000 due to the sales of an investee in Malawi in fiscal year 1995.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




Nine Months Ended March 31, 1996 Compared to Nine Months Ended March 31, 1995:

Net sales of goods and services for the nine month period ended March 31, 1996 were $1.664 billion, an increase of 7.5% from $1.548 billion for the nine month period ended March 31, 1995. Net sales from tobacco operations increased 8.3%, to $1.367 billion in the nine month period ended March 31, 1996 from $1.261 billion in the corresponding period in 1995. The increase in tobacco sales was due to higher average prices and increased quantities of foreign grown tobacco and increased service revenues from U.S. tobacco, partially offset by lower average prices for U.S. grown tobacco. The increase in average prices for foreign grown tobacco, increased quantities of foreign grown tobacco, and increased service revenues accounted for $78.2 million, $47.1 million, and $42.7 million of the increase in tobacco revenues, respectively, offset by a $67.6 million decrease due to lower average prices for U.S. grown tobacco.
The increased foreign tobacco sales were primarily the result of higher tobacco sales in Africa and Europe.

Net sales from flower operations increased 3.8%, from $286.1 million in the nine month period ended March 31, 1995 to $296.9 million for the nine month period ended March 31, 1996. This increase in flower sales was primarily due to the effects of applying U.S. dollar exchange rates to the European flower operations.

Cost of sales and expenses, including selling, general and administrative expenses and restructuring and merger related costs for the nine month period ended March 31, 1996 were $1.589 billion, an increase of 6.0% from $1.499 billion for the nine month period ended March 31, 1995. This increase included $5.6 million in restructuring charges in the nine month period ended March 31, 1996. Cost of sales and expenses for the tobacco operations increased 6.6% in the nine month period ended March 31, 1996 over the corresponding period in 1995, primarily due to the higher net sales in the period of tobacco grown in Africa and Europe. The gross profit for the tobacco operations increased 31.2% for the nine month period ended March 31, 1996 over the corresponding period in 1995, primarily due to increased sales and gross margins on the operations in Europe and increased gross margins for the operations in South America and Africa. The Company's gross margin for tobacco operations improved to 11.1% for the nine month period ended March 31, 1996 from 9.2% for the corresponding period in 1995, due to higher gross margins in the U.S. and Brazilian tobacco operations.

Cost of sales and expenses for the flower operations increased 1.9% in the nine month period ended March 31, 1996 over the corresponding period in 1995 primarily due to increased sales. The Company's gross margin for flower operations improved to 10.3% for the nine month period ended March 31, 1996

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




from 9.5% for the corresponding period in 1995, due to lower costs in the European flower operations.

Corporate expenses increased $5.4 million, or 68.0%, for the nine month period ended March 31, 1996 from the corresponding period in 1995, primarily due to increased bonuses accrued, professional expenses, and costs related to revolving credit facilities and restructuring costs related to severance which will reduce the number of employees on the corporate staff.

Other income, interest and sundry, increased $5.3 million, or 47.7%, for the nine month period ended March 31, 1996 from the corresponding period in 1995, primarily due to the increase in sundry income. The increase in sundry income is primarily due to the tobacco operations and the $3.7 million gain on the sale of its 50% interest in an unconsolidated Brazilian affiliate.

Other deductions, primarily interest expense, increased $3.7 million, or 10.5%, for the nine month period ended March 31, 1996 from the corresponding period in 1995. Interest expense increased $3.9 million, primarily due to increased average short-term borrowings.

The effective tax rate decreased to 40.0% for the nine month period ended March 31, 1996 from 54.1% for the corresponding period in 1995, based on estimates of taxable income projected for each year. The higher effective tax rate in 1995 was due to tax and monetary regulations in Brazil.


Equity in net loss of the tobacco investee companies decreased $.8 million, or 74.1%, for the nine month period ended March 31, 1996 from the corresponding period in 1995. The decrease is primarily due to the Company's investee in Brazil which was sold during fiscal 1996.




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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



and accounts receivable and, more recently, to finance acquisitions of foreign tobacco operations and flower operations. The Company also prefinances tobacco crops in certain foreign countries by making cash advances to farmers prior to and during the growing season.

The Company's working capital increased from $277.6 million at June 30, 1995 to $298.8 million at March 31, 1996. The current ratio of 1.6 to 1 at June 30, 1995 increased to 1.8 to 1 at March 31, 1996 as current liabilities decreased at a higher percentage than the percentage decrease of current assets. The decreases in the individual components of current assets and current liabilities reflect a seasonal decrease in the level of tobacco operations. Current assets decreased primarily due to the decreases in tobacco inventories of $66.9 million and in Prepaid expenses of $19.3 million, partially offset by increases in Trade receivables of $13.2 million and Advances on purchase of tobacco of $30.1 million. Current liabilities decreased primarily due to the decrease in Notes payable to banks of $132.4 million, partially offset by increases in Accounts payable other of $27.6 million and in Advances from customers of $27.4 million. Tobacco inventories decreased due primarily to the seasonal decrease in the operations in the U.S.

Cash and cash equivalents decreased to $12.1 million at March 31, 1996. Cash flows provided by operating activities increased $42.8 million to $146.5 million in the nine months ended March 31, 1996 over the same period last year, primarily due to decreased advances from customers, increased accounts payable and increased net income, offset partially by decreased inventories and advances on purchases of tobacco as a result of the increased sales. Cash flows used by investing activities increased $7.5 million to $9.5 million primarily due to decreased payments on notes receivable and receivables from investees and the purchase of subsidiary, offset partially by increased proceeds from advances. Cash flows used by financing activities increased $109.0 million to $164.3 million due primarily to the increased repayment of debt and by the decreased proceeds from debt.

At March 31, 1996, the Company had seasonally adjusted lines of credit of $876.4 million, excluding long-term credit agreements. At March 31, 1996, unused lines of credit amounted to $613.2 million, net of $162.0 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding borrowings during the nine months ended March 31, 1996, were $745.4 million.

DIMON began implementation of a refinancing plan during the quarter designed to reduce its leverage, reduce its dependence on short-term lines of credit and diversify its sources of debt financing (the "Refinancing Plan"). As described more fully below, as of March 31, 1996, the Company had completed: (I) the call for redemption and subsequent conversion into

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



common stock of substantially all of its $54.3 million 7 3/4% Convertible Subordinated Debentures due 2006 and (ii) the execution of a new $240 million revolving credit facility to replace its existing facility. The Company expects to refinance a portion of its current short-term borrowings with long-term debt in May 1996.

To ensure long-term liquidity, the Company entered into a $240 million credit facility (the "New Credit Facility") on March 15, 1996. The New Credit Facility replaced the Company's $250 million former credit facility (the "Former Credit Facility"). The Company did not borrow under the Former
Credit Facility, but used it to reclassify $250 million of short-term debt to long-term debt. The Company generally uses the New Credit Facility to reclassify similarly $240 million of its short-term debt. The interest rates available under the New Credit Facility depend on the type of advance selected and are based either on the agent bank's base lending rate (which was 8.25% at March 25, 1996) and is adjusted with changes in interest rates generally or LIBOR plus .75%, through March 15, 1997, and thereafter plus a spread of
 .45% to 1.25% based on the ratings assigned to the Company's outstanding senior debt or on its consolidated interest coverage ratio. The New Credit Facility is subject to certain commitment fees and covenants that among other things require the Company to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions and, under certain circumstances, payment of dividends by the Company. The New Credit Facility terminates on March 15, 1998, but may be extended thereafter, year to year, upon approval of the Lenders. As of March 31, 1996, there were no borrowings outstanding under the New Credit Facility.

On February 9, 1996, the Company called for redemption on March 11, 1996, all of the Company's $54.3 million of 7 3/4% Convertible Subordinated Debentures due 2006 (the "Debentures"). As of March 4, 1996, holders of Debentures had converted approximately 99.85% of the Debentures into 4,035,969 shares of Common Stock. The remaining Debentures were redeemed on March 11, 1996 for $89,188. The Company funded the redemption price for these debentures and expenses of the redemption from working capital.

The Company has historically financed it operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At March 31, 1996, the Company had no material capital expenditure commitments. The Company believes that these sources of funds combined with the Refinancing Plan are sufficient to fund the Company's purchasing needs for the foreseeable future, including the remainder of fiscal 1996 and fiscal 1997.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



Restructuring Charges and Expenditures:

As a result of the April 1995 merger of Dibrell Brothers, Incorporated and Monk-Austin, Inc., the Company provided in fiscal year 1995 $17.9 million to complete the combination and rationalization of operations. Additional restructuring charges of $5 million to $10 million were anticipated during fiscal 1996. A total of $5.6 million in such charges have been taken in the first nine months of fiscal 1996, including $1.3 million relating to cost reductions in the U.S. headquarters of DIMON International and the consolidation of tobacco operations in Brazil and $1.5 million relating to cost reductions at the corporate headquarters. Based on revised estimates of headcount reductions in Brazil and additional initiatives in other areas, the Company now expects that total restructuring charges during fiscal 1996 will be between $12 and $15 million. Cash expenditures against these reserves are occurring as planned.



PART II.  OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

  (a)  The following exhibits are filed with this Report:

       11        Computation of Earnings per Common Share

       27        Financial Data Schedule


  (b)  The Company filed the following Current Reports on Form
       8-K during the quarter ended March 31, 1996:

       (I) Form 8-K/A1, filed January 16, 1996, amending a Form 8-K dated November 7, 1995, reporting the
            Company's disposition of its 50% interest in Rio Grande Tabacalera S.A. The Form 8-KA/1 was filed to include under Item 7(b) the following financial statements:

            Pro Forma Consolidated Balance Sheet as of
            September 30, 1995

            Pro Forma Consolidated Statement of Operations for the Year Ended June 30, 1995

            Pro Forma Condensed Consolidated Statement of
            Operations for the Three Month Period Ended
            September 30, 1995

            Notes to Pro Forma Consolidated Financial Statements

                          SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       DIMON INCORPORATED




Date   May 8, 1996                     /s/ Jerry L. Parker
                                       Jerry L. Parker
                                       Vice President -
                                       Controller
                                       (Principal Accounting
                                       Officer)

                       DIMON INCORPORATED



                          EXHIBIT INDEX




Description                                                Page No.

11 - Computation of Earnings (Loss)                           30
           Per Common Share

27 - Financial Data Schedule                                  31