Form 10-K
period 1996-06-30
DIMON INC
filed 1996-09-23
CIK 939930

Page 1 of 216
                                                Exhibit Index
                                                on Page 79 through 82


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K



      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended June 30, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from                     to                   .

                    Commission File Number 1-13684

                          DIMON Incorporated
       (Exact name of registrant as specified in its charter)
        VIRGINIA                              54-1746567
(State or other jurisdiction of incorporation)             (IRS Employer
                    Identification No.)
 512 Bridge Street, Danville, Virginia                           24541
(Address of principal executive offices)                       (Zip Code)
Registrant's telephone number, including area code:         (804) 792-7511

  Securities registered pursuant to Section 12(b) of the Act:
                  Common Stock (no par value)
Common Stock Purchase Rights

  Securities registered pursuant to Section 12(g) of the Act:
                              None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
               Yes.....X......                    No...........
     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on August 31, 1996, was approximately $690,839,000. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose.
     As of August 31, 1996, there were 42,366,059 shares of Common Stock outstanding.
     Portions of the registrant's definitive Proxy Statement for its 1996 Annual Meeting of Stockholders to be held November 15, 1996, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

                               PART I


ITEM 1.  BUSINESS

As used in the following description, unless the context otherwise requires, the term "Company" refers to DIMON Incorporated and its subsidiaries and affiliates. Unless otherwise indicated, references to years refer to the Company's fiscal year ended June 30.

The Company is engaged in two international businesses -- the purchasing, processing and selling of leaf tobacco, primarily flue-cured, burley and oriental tobaccos, which are the primary components of American blend cigarettes, and the purchasing, transporting and selling of fresh-cut flowers to wholesalers and retailers. The Company believes it is the world's second largest independent leaf tobacco merchant with an estimated 30% share of the established worldwide leaf tobacco market. The Company is the successor to Dibrell Brothers, Incorporated ("Dibrell") and Monk-Austin, Inc. ("Monk-Austin") which merged in April 1995 ("the "Merger"). The Company was incorporated in 1995 under the laws of the Commonwealth of Virginia. See Note M to the Company's Consolidated Financial Statements for the year ended June 30, 1996, included herein as part of Item 8, for detailed financial information regarding each of the Company's business segments.

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

Growth of American Blend Cigarettes. As a result of increased demand and strong brand growth, production of branded American blend cigarettes has increased based on recent calendar year information. In addition, worldwide consumption of American blend cigarettes continues to increase even in some countries where total cigarette consumption is flat or declining. American blend cigarettes contain less tar and nicotine and taste milder than cigarettes historically consumed outside of the U.S. Cigarette production in the U.S. reached record levels in 1995, totaling 741.84 billion units, an increase of 4.1% over 1994, according to the U.S. Department of Agriculture. Exports of domestically produced cigarettes in 1995 totaled 35.1% of cigarette production in the U.S., up from 31.8% in 1994 and 30.9% in 1993. As American blend cigarettes have continued to gain market share, the demand for export quality flue-cured, burley and oriental tobaccos sourced and processed by leaf tobacco merchants has grown accordingly. Although the consumption of cigarettes increased by 1% in the U.S. in 1995, the consumption of cigarettes generally has decreased in the U.S. and in some other countries in recent years, and may continue to decrease in the future. The Company believes that cigarette consumption in certain other countries, however, including those in Central and Eastern Europe and the former Soviet Union, has increased.

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

Improved Market Conditions. The global leaf tobacco industry is currently recovering after experiencing a disruption in demand and reduction in pricing during 1993 and 1994. The disruption of the industry in the U.S. during these years occurred primarily because of (1) the enactment of legislation requiring that cigarettes manufactured in the U.S. for domestic consumption and export contain at least 75% domestically grown tobacco (the "75/25 Rule"), (2) a poor quality 1993 flue-cured tobacco crop in the U.S. and (3) the introduction of legislation in the summer of 1993 to increase significantly the federal excise tax on cigarettes that resulted in manufacturers' reluctance to build inventories. Concurrent with the reduction in demand for international tobaccos related to the 75/25 Rule and lower than expected initial demand for imported tobacco products in Central and Eastern Europe and the former Soviet Union, the worldwide price of tobacco declined due to oversupply attributable to record foreign tobacco crops. This combination of reduced demand and lower prices had a negative impact on the financial performance of the leaf tobacco merchants and resulted in significant increases in uncommitted tobacco inventories among the merchants.

In 1994 and 1995, the demand and supply imbalance in the worldwide tobacco market began to improve. Leaf tobacco production outside the U.S. was curtailed in response to the high levels of uncommitted tobacco inventories. The 75/25 Rule was repealed in September, 1995, due to its violation of GATT and was replaced by a series of less stringent import quotas. This resulted in cigarette manufacturers in the U.S. resuming their purchases of tobacco grown outside the U.S. The combination of lower levels of tobacco production and increased demand had a positive impact on worldwide tobacco prices, a corresponding positive impact on the profitability of the industry, and resulted in significant reductions in uncommitted tobacco inventories.

Business Strategy

The Company's primary business objective is to capitalize on growth in worldwide consumption of American blend cigarettes by becoming the low-cost preferred supplier of leaf tobacco to the large multinational manufacturers of American blend cigarettes. To achieve this objective, the Company has designed a strategy to position itself to meet the needs of its cigarette manufacturing customers throughout the world by expanding its global operations directly in the major tobacco exporting countries and by forming strategic relationships with its major customers in countries with emerging tobacco production in which such customers have specific needs. The Company's ability to respond to the global expansion and changing needs of the large multinational cigarette manufacturers is a critical factor in developing and expanding customer relationships.

The principal components of the Company's business strategy are as follows:

Increase the Company's operations in low-cost tobacco growing regions. To ensure breadth and depth of supply of tobacco, particularly the tobaccos used in American blend cigarettes, the Company has expanded and plans to continue to expand its operations in South America, Africa and China, the largest production areas of flue-cured and burley tobaccos outside of the U.S. In 1995, the Company signed an agreement with the China National Tobacco Corporation to provide additional access to a state-of-the-art processing facility and tobacco sources in the Yunnan province. The Company also made acquisitions in 1995 in Greece and Turkey, both of which are key producers of oriental tobacco. The Company intends to utilize its agronomy expertise in helping to develop low-cost sources of American blend quality tobaccos and its existing relationships with the major multinational cigarette manufacturers to gain market share in these growth regions.

Capitalize on outsourcing trends. The Company anticipates further outsourcing of leaf tobacco purchasing and processing by cigarette manufacturers. This outsourcing trend is driven by (1) higher margins in cigarette production, (2) the increasing sophistication required in sourcing leaf tobacco on a global basis, (3) and continued privatization of tobacco and cigarette production operations in certain countries. In late 1994, the Company began providing all leaf tobacco auction buying in the U.S. for R. J. Reynolds Tobacco Company, Inc. ("RJR"), the second largest cigarette producer in the U.S. More recently, the Company began to purchase and process all of the auction market tobacco requirements in the U.S. for Lorillard Tobacco Company ("Lorillard"), a major cigarette producer in the U.S.

Improve efficiency and reduce operating costs. In connection with the Merger, the Company initiated a restructuring plan for its operations. The plan was designed to eliminate unprofitable locations, consolidate duplicative processing facilities, reduce the salaried workforce, improve operating efficiencies and increase regional unit accountability. This initiative resulted in the recognition of various after tax charges in 1995 and 1996, aggregating $17.8 million and $11.8 million, respectively. These are expected to reduce the Company's annual operating costs and expenses by approximately $25 million pre-tax in 1997 when the benefits are expected to be fully realized. Since the Merger, the Company has completed the following in connection with its restructuring plan:

   - Consolidated the former Dibrell and Monk-Austin operations in Brazil to operate as DIMON do Brazil and sold its 50% interest in a Brazilian tobacco processing joint venture in November, 1995;

   - Combined the former Dibrell and Monk-Austin operations in Malawi at Centraleaf to operate as DIMON Malawi and dissolved a former Dibrell joint venture in Malawi;

   - Combined the former Dibrell and Monk-Austin operations in Zimbabwe to operate as DIMON Zimbabwe;

   - Revised plans for two factories in China's Yunnan Province to call for a single plant in the city of Kunming; and

   - Closed Monk-Austin's Lake City, South Carolina plant.


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

Operations

The Company has developed an extensive international network through which it purchases, processes and sells tobacco. In addition to its processing facilities in Virginia and North Carolina, the Company owns or has an interest in, processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Greece and Turkey, the leading exporters of oriental tobacco. The Company also has processing facilities in Italy and Germany. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all countries that produce export-quality, flue-cured and burley tobaccos, including Argentina, Canada, Chile, Guatemala, India and Tanzania.

Purchasing. The Company purchases tobacco in approximately 26 countries. Although in previous years the majority of the dollar value of tobacco sold by the Company was produced domestically, the relative importance of tobacco grown overseas to the Company's profitability has increased steadily. During 1996, approximately 57% of the dollar value of tobacco purchased by the Company was purchased in the U.S. Approximately 17%, 9% and 3% of the dollar value of tobacco purchased by the Company during 1996 was purchased in Brazil, Zimbabwe and Malawi, respectively. The balance of the Company's tobacco purchases during 1996 were made in other tobacco growing countries, including Argentina, Bulgaria, Canada, Chile, China, Germany, Guatemala, France, Greece, India, Italy, Mexico, Poland, the former Soviet Union, Tanzania and Turkey. The Company believes it has access to a diverse supply of tobacco grown in a number of regions throughout the world and can respond quickly to factors that may cause fluctuations in the quality, yield or price of tobacco crops grown in any one region.

Tobacco generally is purchased at auction or directly from growers. Tobacco grown in the U.S., Canada, Malawi and Zimbabwe is purchased by the Company principally on auction markets. The Company purchases domestic tobacco on the flue-cured, burley and air-cured auction markets in Florida, Georgia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and Virginia for shipment to the Company's facilities in North Carolina and Virginia for processing to customer specification. The Company usually purchases tobacco at the auction markets after receiving specific customer orders or indications of customers' upcoming needs. The Company's network of buyers allows the Company to cover the major auctions of flue-cured and burley tobaccos throughout the world. These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco.

In non-auction markets such as Argentina, Brazil, Greece and Turkey, the Company purchases tobacco directly from farmers or from local entities that have arrangements with farmers. These direct purchases are often made by the Company based upon its projection of the needs of its long-standing customers rather than against specific purchase orders. The Company's arrangements with farmers vary from locale to locale depending on the Company's predictions of future supply and demand, local historical practice and availability of capital. For example, in Brazil, the Company generally contracts to purchase a farmer's entire tobacco crop at the market price at the time of harvest based on the quality of the tobacco delivered. Pursuant to these purchase contracts, the Company provides farmers with fertilizer and other materials necessary to grow tobacco and may extend loans to farmers to finance the crop. Under longer-term arrangements with farmers, the Company may also finance farmers' construction of curing barns. In addition, the Company's field representatives maintain frequent contact with farmers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. In other non-auction markets, such as Argentina and India, the Company buys tobacco from local entities that have purchased tobacco from farmers and supervises the processing of that tobacco by those local entities. The Company believes that its long-standing relationships with its customers are vital to its operations outside of the auction markets.

Processing. The Company processes tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. The Company processes purchased tobacco in its 17 tobacco facilities located throughout the world. Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality. Accordingly, the Company has located its processing facilities close to its principal sources of tobacco.

Upon arrival at the Company's processing plants, flue-cured and burley tobacco is first reclassified according to grade. Most of that tobacco is then blended to meet customer specifications regarding color, body and chemistry, threshed to remove the stem from the leaf and further processed to produce strips of tobacco and separate out small scrap. The Company also sells a small amount of processed but unthreshed flue-cured and burley tobacco in loose-leaf and bundle form to certain of its customers.

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

Prior to and during processing, steps are taken to ensure consistent quality of the tobacco, including the regrading and removal of undesirable leaves, dirt and other foreign matter. Customer representatives are frequently present at the Company's facilities to monitor the processing of their particular orders. Increased customer requirements and competition among leaf merchants have led to improvements in processing designed to minimize waste and thereby increase yield. Throughout the processing, Company technicians use laboratory test equipment for quality control to ensure that the product meets all customer specifications.

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

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Approximately 55% and 52% of the Company's consolidated tobacco sales for 1996 and 1995, respectively, were contracted to be delivered to 37 customers which the Company believes are owned by or under common control of Japan Tobacco, Philip Morris or RJR, each of which contributed in excess of 10% of total tobacco sales, with RJR and Philip Morris accounting for significantly more sales than Japan Tobacco. No other customer accounts for more than 10% of the Company's sales. See "-- Global Operations -- United States" and Note M to the Company's Consolidated Financial Statements for the year ended June 30, 1996, included herein as part of Item 8. The Company generally has maintained relationships with its customers for over forty years. In 1996, the Company delivered approximately 38% of its tobacco sales to customers in the U.S., approximately 28% to customers in Europe and the remainder to customers located in Asia, South America and elsewhere.

As of June 30, 1996, the Company's consolidated entities had tobacco inventories of approximately $315 million and approximately $254 million in commitments or indications from customers for purchases of tobacco. At June 30, 1995, those entities had tobacco inventories of approximately $410 million and approximately $256 million in commitments or indications from customers for purchases of tobacco. Substantially all of the June 30, 1996, commitments are expected to be delivered in 1997. The level of purchase commitments for tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco. The Company makes 85-95% of its leaf tobacco purchases pursuant to customer orders or supply contracts or customer indications of anticipated need, with most purchases made based on indications. Customers are legally bound to purchase tobacco acquired by the Company pursuant to orders, but no contractual obligation exists with respect to tobacco purchased in response to indications. However, the Company has done business with most of its customers for many years and has never experienced a significant failure of customers to purchase tobacco for which they have given indications. Other than the contracts with RJR and Lorillard described below under "--Global Operations --United States," the Company has no significant supply agreements with its customers.

The Company typically makes sales based on a customer's letter of credit, by cash against documents or by payment against invoice. Substantially all of the Company's sales throughout the world are denominated in U.S. dollars. While payment for tobacco sold by the Company is usually received after the tobacco has been processed and shipped, some customers make advances to the Company periodically throughout the buying season as tobacco is purchased by the Company for their accounts. Distribution of processed tobacco is made by delivery from the Company's storage facilities directly to customers, by truck or rail to customers' storage or manufacturing facilities or to port for shipping.

Global Operations

United States. The Company owns and operates four processing facilities in North Carolina and Virginia. The price of tobacco grown in the U.S. is supported under a government price support program which also establishes quotas for production. Consequently, U.S.-grown tobacco is typically more expensive than tobacco grown elsewhere. Although domestic tobacco historically has accounted for a large portion of the Company's sales, the Company expects that, because of this price differential and its generally increasing business outside of the U.S., sales of flue-cured and burley tobacco grown in the U.S. and related services will be less significant than in the past. The Company believes that any short-term decline in its domestic business should be offset in the short-term by increased foreign operations.

In late 1994, Monk-Austin entered into an agreement with RJR to purchase all of RJR's U.S. auction market tobacco requirements. In late 1995, the Company entered into an agreement with Lorillard pursuant to which the Company will purchase and process all of Lorillard's domestic auction market tobacco requirements. Generally, the contracts establish a framework for pricing the Company's services (which generally is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices), do not provide for minimum purchases and are terminable upon reasonable notice. The Company expects that purchases under these agreements will account for a substantial portion of its tobacco purchases in the U.S. in the future.

Brazil. The Company believes it is one of the two largest independent leaf tobacco merchants in Brazil. The Company exports the majority of the tobacco that it processes in Brazil to its customers around the world. In 1996, the Company derived approximately 24% of its tobacco revenue from its Brazilian operations.

In 1996, the Company merged its two wholly owned subsidiaries, Tabra and Dibrell do Brazil to form DIMON do Brazil. DIMON do Brazil has three modern tobacco processing facilities located in the center of Brazil's tobacco production area. Brazil represents the Company's most significant foreign operation in virtually all respects, including purchasing volume, processing and storage capacities and operating income potential. Through the merger and resulting reduction in duplicative functions and facilities the Company believes that it will realize certain economies of scale. The Company believes that these certain economies of scale and savings have been achieved in 1996 operating results and will be fully reflected in 1997 operating results.

Zimbabwe and Malawi. The Company exports the majority of the tobacco it processes in Zimbabwe and Malawi to its customers around the world. In 1996, the Company derived approximately 12% of its tobacco revenue from its Zimbabwean and Malawian operations.

In 1995, the Company combined the former Dibrell and Monk-Austin operations in Zimbabwe and Malawi to form two wholly-owned subsidiaries, DIMON Zimbabwe and DIMON Malawi. Through DIMON Zimbabwe the Company purchases, processes in two facilities and exports flue-cured and burley tobacco grown in Zimbabwe. Through DIMON Malawi the Company purchases, processes in one facility and exports flue-cured and burley tobacco grown in Malawi.

Greece and Turkey. The Company believes it is the largest exporter of processed oriental tobacco in the world as a result of the acquisition of additional oriental tobacco processing facilities in Greece and Turkey. Greece and Turkey are the most important producers of oriental tobaccos. Through its wholly-owned subsidiaries, DIMON Hellas Tobacco SA and DIMON Turk Tutun AS, the Company buys, processes in two facilities in each country and exports oriental tobacco grown in each country.

Other Foreign Operations. The Company also has foreign subsidiaries, joint ventures and affiliates that purchase, process and sell tobacco grown in other countries throughout the world. In addition, the Company owns and operates processing facilities in Italy and Germany.

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

Competition

The leaf tobacco industry is highly competitive. Competition among dealers in leaf tobacco is based on the price charged for products and services as well as the dealers' ability to meet customer specifications in the buying, processing and financing of tobacco. The Company believes that it is well positioned to meet this competition, particularly in view of its important processing facilities in the U.S., Brazil and other major tobacco growing countries. Among independent tobacco leaf merchants, the principal competitors are Universal Corporation ("Universal"), Standard Commercial Corporation and Intabex Holding Worldwide S.A. Of the independent leaf tobacco merchants, the Company believes that, based on revenues, it ranks second in established worldwide market share. The Company further believes that among independent tobacco leaf merchants, it has the largest or second largest market share in Brazil, Greece, Turkey, the U.S. and Zimbabwe. Universal's market share in the U.S. and Zimbabwe is considerably greater than that of the Company.

Seasonality

The purchasing and processing activities of the Company's tobacco business are seasonal. Flue-cured tobacco grown in the U.S. generally is purchased during the five-month period beginning in July and ending in November. U.S.-grown burley tobacco is usually purchased from late November through January or February. Tobacco grown in Brazil usually is purchased from January through June. Other markets around the world last for similar periods, although at different times of the year, and as the importance of these markets has grown, seasonal fluctuations in the Company's results of operations have decreased.

Mature tobacco, prior to being processed and packed, is a semi-perishable commodity. The production cycle for redrying and packing is relatively short. For example, flue-cured tobacco in the U.S. is generally processed, packed and invoiced within the same five-month period (July through November) that it is purchased. During this period inventories of unprocessed tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. Increasing amounts of U.S.-grown burley and foreign tobacco are now being processed in periods other than July through November, reducing the seasonal fluctuations in working capital. At June 30, the end of the Company's fiscal year, the seasonal components of the Company's working capital reflect primarily the operations related to foreign grown tobacco.

Flowers

Operations

The Company's fresh-cut flower operations consist of buying flowers from sources throughout the world and transporting them, normally by air, to operating units for resale to wholesalers and retailers through its wholly-owned flowers subsidiary, Florimex Worldwide, Inc. ("Florimex"). For the year ended June 30, 1996, the Company's flower operations produced approximately 18% of the Company's revenues and represented approximately 10% of the Company's consolidated assets at year end.

Florimex operates through 57 offices in 17 countries, including Austria, Canada, Colombia, the Czech Republic, Ecuador, France, Germany, Italy, Japan, Poland, The Netherlands, Spain, Sweden, Switzerland, Thailand, the United Kingdom and the U.S. The activities of certain of these offices are limited to acquiring flowers in the country of origin, but most are engaged in importation and distribution. Florimex is also engaged in additional value-added services through the design and assembly of floral bouquets for sale to supermarket retailers. Virtually all offices are operated as corporate profit centers with the general manager receiving a bonus related to the financial performance of the operation. In a limited number of cases, the local general manager owns a minority share of the unit's equity and participates in dividend distributions.

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

The principal components of Florimex's business strategy are as follows:

Expansion of Sales; New Distribution Channels. Florimex expects to increase its sales by focusing on areas of growing per capita consumption of flowers, particularly in non-traditional flower consumption markets in Europe and North America. To accomplish this objective, Florimex has recently (1) restructured its operations in North America to concentrate on (a) the growing channels of supermarkets and mass merchant retailers and (b) bouquet sales in the U.S. and
(2) concentrated on sales in Europe, particularly eastern Germany and the Czech Republic.

Rationalize operations. Florimex has realized substantial cost savings by reducing personnel, streamlining administrative functions globally and by eliminating unprofitable operations.

Reduce credit losses. As the timely collection of trade accounts receivable has traditionally represented a considerable business risk to Florimex's flower operations, trade accounts receivable reporting and credit authorization procedures have been entirely revised. These revisions include
(1) the implementation of centralized credit reporting procedures, (2) an overall reassessment of customer credits, (3) the culling of customer listings for the various Florimex companies in order to concentrate on higher margin accounts, (4) requiring bi-monthly updates to the head office on outstanding balances, and, (5) the creation of a prompt response program for customers who begin to evidence slow payer characteristics. These revised policies and procedures reduced bad debt expenses for 1996 by 75% compared to the average for the previous five years.

Sources of Supply

Florimex acquires its fresh-cut flowers from more than 300 suppliers located in more than 50 countries on five continents. Its primary sources of supply include The Netherlands (via the Dutch auction system), Kenya (via a renewable exclusive supplier contract effective since 1976), Columbia, Ecuador and Thailand. Florimex purchased $40.9 million, or 13.9%, of its total purchases in 1996 ($33.7 million, or 11.5% in 1995) from its Dutch exporting operations on terms similar to those offered to independent parties. Florimex annually buys approximately 30% of the flower crop grown on independent supplier farms in Kenya. Florimex believes that its existing sources of supply are adequate at current sales levels. Florimex also believes that its close relationships with commercial and cargo airlines give it a competitive advantage by permitting it to transport its products around the world expeditiously and cost effectively.

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

Employees

The Company's consolidated entities employ about 2,800 persons, excluding seasonal employees, in its worldwide tobacco operations. In the U.S. tobacco operations the Company's consolidated entities employ about 900 persons, excluding 1,200 seasonal employees. Most seasonal employees are covered by collective bargaining agreements with several U.S. labor unions. In the non-U.S. tobacco operations the Company's consolidated entities employ about 1,900 persons, excluding 6,650 seasonal employees. The Company's worldwide consolidated cut flower operation entities employ about 1,300 persons, excluding seasonal employees. The Company considers its employee relations to be satisfactory.

Government Regulation, Environmental Matters and Other Matters

See " Managements' Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results" for a discussion of government regulation, environmental compliance and other matters that may affect the Company's business.

     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND
                DOMESTIC OPERATIONS AND EXPORT SALES


As discussed in Item 1, the Company operates in two business segments: the purchasing, processing and selling of leaf tobacco and the purchasing and selling of cut flowers. Financial information concerning segments and geographical operations is included in Note M to the Notes to Consolidated Financial Statements. Information with respect to the Company's working capital appears in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.


ITEM 2.                    PROPERTIES

Following is a description of the material properties of the Company:

Corporate
The Company's corporate headquarters are located in Danville, Virginia; the tobacco operations are headquartered in Farmville, North Carolina, and headquarters for flowers operations are in Nuremberg, Germany.

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

The following is a listing of the various properties used in the tobacco operations:

                                                                AREA IN
   LOCATION                            USE                    SQUARE FEET
UNITED STATES
DANVILLE, VA                      FACTORY/STORAGE              2,017,000
KENBRIDGE, VA                     STORAGE (LEASED)             1,665,000
GREENVILLE, N.C.                  FACTORY/STORAGE                969,000
FARMVILLE, N.C.                   FACTORY/STORAGE              1,136,000
KINSTON, N.C.                     FACTORY/STORAGE              1,149,000
LAKE CITY, S.C.                   STORAGE                        252,000

SOUTH AMERICA
VERA CRUZ, BRAZIL                 FACTORY/STORAGE              1,617,000
SANTA CRUZ, BRAZIL                FACTORY/STORAGE              1,693,000
VENANCIO AIRES, BRAZIL            FACTORY/STORAGE                848,000
ZACAPA, GUATEMALA                 STORAGE                         15,000

AFRICA
LILONGWE, MALAWI                  FACTORY                        248,000
HARARE, ZIMBABWE                  FACTORY(2)/STORAGE           1,222,000

EUROPE
KARLSRUHE, GERMANY                FACTORY/STORAGE                320,000
THESSALONIKI, GREECE              FACTORY(2)/STORAGE             651,000
SPARANISE, ITALY                  FACTORY/STORAGE                541,000
IZMIR, TURKEY                     FACTORY(2)/STORAGE             290,000

Flower Facilities

Florimex has 57 different operating facilities throughout the world. The owned properties include an international distribution warehouse in Kelsterbach, Germany (near Frankfurt Airport), with offices and storages of about 60,000 square feet. In Nuremberg, the headquarters of Florimex, owned properties include office and storages of about 300,000 square feet. At all Florimex locations there are various properties, generally located near airports, consisting of owned or leased offices and storages. The storages at each location include cooler storages of various sizes to accommodate the
needs of individual locations.   The Company's management believes its flower
operation facilities, including office, distribution and warehouse facilities, are efficiently utilized and are adequate for current and projected sales levels for the foreseeable future. Baardse, the Dutch flower exporter, has leased about 110,000 square feet of office and storage associated with the Aalsmeer auction operation. Aalsmeer has the largest flower auction facility in The Netherlands. Baardse also owns greenhouses in Aalsmeer with 125,000 square feet.

All of the above property is owned, except as otherwise indicated, by the Company, its subsidiaries or investee companies. The Company believes that the facilities are generally well maintained and in good operating condition and are suitable and adequate for its purposes at current and reasonably anticipated future sales levels.


ITEM 3.                    LEGAL PROCEEDINGS

None.


ITEM 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

     ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of all executive officers of the Company, as of June 30, 1996, are set forth below. Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board. Mr. John M. Hines and Mr. Thomas H. Faucett retired effective June 30, 1996. On August 26, 1996, Mr. Brian J. Harker, currently Senior Vice President of DIMON International, Inc., was elected Executive Vice President and Chief Financial Officer of DIMON Incorporated effective October 1, 1996.

         NAME           AGE                                                 POSITION
Claude B. Owen, Jr.     51                     Chairman of the Board - Chief Executive Officer of the
                                               Company on October 21, 1994.  He also served as Chairman,
Chief
                                               Executive Officer and President of Dibrell from July 1993
                                               until the effective time of the Merger and as Chairman of the
                                               Board and Chief Executive Officer of Dibrell from February
1990
                                               until July 1993.  Mr. Owen also serves as a director for
                                               American  National Bankshares, Inc. and Richfood Holdings,
Inc.

Albert C. Monk III      56                     President of the Company on October 21, 1994 and President
                                               and Chief Executive Officer of DIMON International on January
                                               23, 1995.  He also served as Chairman, Chief Executive Officer and President of Monk-Austin beginning from November 8, 1994 until the effective time of the Merger, Chief Executive
                                               Officer and  President of Monk-Austin since 1992 and President of Monk-Austin since 1990.  Mr. Monk is the first cousin of
                                               Robert T. Monk, Jr., a director of DIMON Incorporated.

John M. Hines          56                      Executive Vice President of the Company on February 22,
                                               1995.  He retired from the Company effective June 30, 1996 but will continue to serve as a consultant to the Company for two years.  He also served as Executive Vice President and Chief
                                               Financial Officer of Monk-Austin from 1990 to the effective time of the Merger.

Thomas H. Faucett      55                      Chief Financial Officer of the Company since January 23,
                                               1995; with Dibrell Brothers, Inc.  Mr. Faucett was Senior
                                               Vice President - Chief Financial Officer beginning in
                                               October, 1985; and was a Director beginning in 1986.

                               PART II



ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

DIMON Incorporated's common stock is traded on the New York Stock Exchange, under the ticker symbol "DMN". The Common Stock began trading on the NYSE on April 3, 1995.

The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock as reported by the NYSE and the high and low bid prices as reported by Nasdaq and the amount of dividends declared per share for the periods indicated.

                                                                   DIMON
                                                                Common Stock
                                                                                     Dividends
                                                  High               Low             Declared  (1)
 Fiscal Year 1996
 Fourth Quarter. . . . . . . . . . .            $19 1 / 2            $16 1/8            $.135
 Third Quarter . . . . . . . . . . .             20 7 / 8             16                 .135
 Second Quarter. . . . . . . . . . .             18 3 / 4             13 3 / 4           .135
 First Quarter . . . . . . . . . . .             17 5 / 8             14 5 / 8           .135

 Fiscal Year 1995
 Fourth Quarter. . . . . . . . . . .             18 5 / 8             14                 .135

                                           Dibrell                           Monk-Austin
                                        Common Stock (2)                   Common Stock (4)
                                          High-Low (3)                       High-Low
 Third Quarter . . . . . .         $14 2 / 3 -  10 2 / 3             $13 1 / 4 -  11 5 / 8          $.133
 Second Quarter. . . . . .         14  5 / 6 -  13                    15       -  12 7 / 8           .133
 First Quarter . . . . . .         13        -   9 1/4                15       -  12 1 / 4           .133

 ______________________________________

 (1) Dividends declared through the third quarter of 1995 reflect the dividend policy of Dibrell which is being continued by DIMON. Monk-Austin paid no dividends.

 (2) Prior to April 1, 1995, Dibrell common stock was traded on The Nasdaq National Market.

 (3) Adjusted to reflect the issuance of 1.5 shares of DIMON Common Stock for each share of Dibrell common stock in the Merger.

 (4) Prior to April 1, 1995, Monk-Austin common stock was traded on the NYSE.


As of June 30, 1996, there were 4,596 shareholders, including approximately 3,300 beneficial holders of its Common Stock. The Company pays dividends quarterly.

The Company is subject to certain restrictions on its ability to pay dividends. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations -- Restrictions of Dividends."

ITEM 6.     SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS

__________________________________________________________________________________________________________
DIMON Incorporated and Subsidiaries
Years Ended June 30

(in thousands, except per share amounts)   1996     1995           1994           1993             1992
__________________________________________________________________________________________________________
Summary of Operations
  Sales and other operating revenues .$2,167,473    $1,941,188     $1,464,778     $1,706,294    $1,712,567
  Cost of sales and expenses . . . . . 2,037,702     1,892,166      1,435,016      1,572,479     1,595,431
  Restructuring and merger costs . . .    15,360        25,955              -              -             -
                                     ______________________________________________________________________
  Operating income. . . . . . . . . . $  114,411    $   23,067     $   29,762     $  133,815    $  117,136
  Interest expense. . . . . . . . . .     46,924        45,231         35,117         38,128        42,837
                                     ______________________________________________________________________
  Income (loss) from continuing
   operations before income taxes,
   minority interest, equity in
   net income (loss) of investee
   companies, extraordinary
   items and cumulative effect
   of accounting changes. . . . . . .$   67,487    $  (22,164)     $   (5,355)    $   95,687    $  74,299
  Income taxes. . . . . . . . . . . .   (26,995)       (5,980)         (2,767)       (31,173)     (23,590)
  Income (loss) applicable to
   minority interest. . . . . . . . .       292           216             466            486          214
  Equity in net income (loss) of
   investee companies . . . . . . . .      (274)       (1,435)            687          1,404        5,112
  U.S. taxes provided on
   investee companies . . . . . . . .        (56)         (370)          (589)          (145)           -
                                    _______________________________________________________________________
  Income (loss) from continuing
   operations before
    extraordinary items and
   cumulative effect of
   accounting changes . . . . . . . . $   39,870    $   (30,165)   $   (8,490)    $   65,287    $   55,607
  Extraordinary items:
   Partial recovery of (loss) on
   Iraqi receivable, net of tax . . .      1,400              -             -              -        (3,637)
   Reduction of foreign
     income tax arising from
     utilization of prior
     years' operating losses. . . . .          -              -             -              -         6,210
  Cumulative effect of accounting changes:
   Postretirement benefit plans,
     net of tax. . . . . . . . . . . .         -              -             -         (9,746)            -
   Income taxes. . . . . . . . . . . .         -              -             -          8,963             -
                                    _______________________________________________________________________
  Net Income (Loss). . . . . . . . . . $   41,270    $   (30,165)  $   (8,490)    $   64,504   $    58,180

Per Share Statistics
  Primary:
   Income (loss) from continuing
     operations before
     extraordinary items and
     cumulative effect of
     accounting changes. . . . . . . . $     1.00    $      (.79)  $    (0.22)    $     1.76   $      1.57
   Extraordinary items . . . . . . . .        .04              -            -              -          0.07
   Cumulative effect of
     accounting changes. . . . . . . .          -              -            -          (0.02)            -
   Net income (loss) . . . . . . . . .       1.04           (.79)       (0.22)          1.74          1.64

  Fully diluted:
   Income (loss) from continuing
     operations before
     extraordinary items and
     cumulative effect of
     accounting changes. . . . . . . .        .98              *            *           1.65          1.40
   Extraordinary items . . . . . . . .        .03              -            -              -          0.07
   Cumulative effect of
     accounting changes. . . . . . . .         -               -            -          (0.02)            -
   Net income (loss) . . . . . . . . .      1.01               *            *           1.63          1.47

  Dividends paid (1) . . . . . . . . .      0.54            0.535        0.495          0.42          0.34
  Stockholders' equity . . . . . . . .      7.46            6.27         7.57           8.32          6.28
Return on average stockholders'
  equity . . . . . . . . . . . . . . .     14.88%        -11.45%       -2.85%         24.30%        29.46%

______________________________________________________________________________________________________________
DIMON Incorporated and Subsidiaries
Years Ended June 30
(in thousands, except per share amount)   1996          1995            1994            1993          1992
______________________________________________________________________________________________________________

Balance Sheet Data
  Current assets . . . . . . . . . . .$  668,775    $   731,119      $  685,443     $  666,454    $   654,447
  Current liabilities. . . . . . . . .   246,433        453,522         467,776        423,854        436,042
                                    ______________________________________________________________________
  Working capital. . . . . . . . . . .$  422,342    $   277,597      $  217,667     $  242,600    $   218,405
  Working capital ratio. . . . . . . .  2.7 to 1       1.6 to 1        1.5 to 1       1.6 to 1       1.5 to 1
  Property, plant and
   equipment (net) . . . . . . . . . .$  236,775    $   223,049      $  209,739     $  189,549    $   163,665
  Total assets . . . . . . . . . . . .$1,020,014    $ 1,093,608      $1,043,816     $  998,520    $   940,266
  Revolving credit notes and
   other long-term debt. . . . . . . .$  390,871    $   292,528      $  188,825     $  180,270    $   199,494
  Convertible Subordinated
    Debentures . . . . . . . . . . . .$        -    $    56,370      $   56,475     $   56,475    $    56,900
  Stockholders' equity . . . . . . . .$  315,848    $   238,806      $  288,314     $  308,149    $   222,962

Other Statistics
  Weighted average common shares,-
   primary . . . . . . . . . . . . . .    39,671         38,100          38,091         37,072        35,354
  Weighted average common shares,
   fully diluted . . . . . . . . . . .    42,464         42,355          42,297         41,310        39,626
  Common shares outstanding
   at year end . . . . . . . . . . . .    42,366         38,092          38,069         37,035        35,351
  Number of stockholders
   at year end (2) . . . . . . . . . .     4,596          4,249           4,940          4,919         3,770
  Dividends paid . . . . . . . . . . .$   21,731    $    15,570      $   13,014     $    9,818   $     8,629
                                    ________________________________________________________________________

*  Computation of loss per share is anti-dilutive for the years 1995 and 1994.

(1) Dividends declared through the third quarter of 1995 reflect the dividend policy of Dibrell which is being continued by DIMON.

(2) Includes the number of Shareholders of record and non-objecting beneficial owners.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS


Unless otherwise indicated, references to years refer to the Company's fiscal year ended June 30.

General

The Company is engaged in two business segments: the purchasing, processing and selling of leaf tobacco and the purchasing and selling of fresh-cut flowers.

The Company believes that it is the world's second largest independent purchaser and processor of leaf tobacco. Approximately 82% and 80% of the Company's revenues in 1996 and 1995, respectively, were derived from its tobacco operations.

The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobaccos. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the individual countries of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. In particular, the Company has a significant concentration of its purchasing, processing and exporting operations in southern Brazil. In recent years, Brazil's economic problems have received wide publicity, and that country has taken and is expected to continue to take various actions relating to foreign currency exchange controls and adjustments for devaluation of the currency and inflation. While such controls generally influence the amount of cash dividends remitted from Brazil and such adjustments can affect the Company's processing costs, they have not and are not expected to adversely affect the Company's ability to export tobacco from Brazil. See Note N to the Company's Consolidated Financial Statements for the year ended June 30, 1996, included herein.

On April 1, 1995, Dibrell and Monk-Austin merged into DIMON. The Merger has been accounted for as a pooling of interests and all consolidated financial statements have been restated to include the historical results of operations of both Dibrell and Monk-Austin, including the effects of conforming the accounting policies of the two former entities. Recorded assets and liabilities have been carried forward at their historical book values.

In connection with the Merger, the Company initiated a restructuring plan including both the tobacco and flower businesses. The global consolidation and rationalization program was successfully concluded during 1996. The plan was designed to eliminate unprofitable locations, consolidate duplicative processing facilities, reduce the salaried workforce, improve operating efficiencies and increase regional unit accountability. This initiative resulted in the recognition of various after tax charges in 1995 and 1996, aggregating $17.8 million, and $11.8 million, respectively. These charges are expected to reduce the Company's annual operating costs and expenses by approximately $25 million pre-tax in 1997 when the benefits are expected to be fully realized.

In fiscal 1996, following the completion of the Merger, the Company implemented the Refinancing Plan (the "Refinancing Plan"), which was designed to reduce its financial leverage, decrease its reliance on short-term uncommitted lines of credit and diversify its sources of debt financing. The Refinancing Plan consisted of the following three components:

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (continued)


   - The call for redemption in March 1996 of the Company's approximately $54.3 million principal balance of the 7 3/4% Debentures due 2006 (the "7 3/4% Debentures");

   - The sale of $125 million 8 7/8% Senior Notes due 2006 (the "Notes"), completed on May 29, 1996; and

   - The execution of a $240 million Credit Agreement, dated as of March 15, 1996 (the "New Credit Facility"), replacing the Company's $250 million credit facility (the "Former Credit Facility").
The Company has used the net proceeds from the offering of the Notes to reduce the level of borrowings under the Company's uncommitted unsecured short-term lines of credit. The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. As the Company increased in size and scope, it became increasingly dependent on uncommitted short-term lines of credit. The Company now believes that it is prudent to finance a larger percentage of its working capital with longer term, more permanent capital. The Company believes that the longer maturity of the Notes, combined with the reduced financial leverage resulting from the conversion of the 7 3/4% Debentures and the less restrictive terms of the New Credit Facility, will give the Company increased financial flexibility.

The remainder of the Company's revenues are derived from purchasing and selling fresh-cut flowers. Florimex has two principal operations, importing, exporting and wholesaling fresh-cut flowers and exporting fresh-cut flowers purchased primarily from the major flower auctions in The Netherlands. Approximately 18% of the Company's 1996 revenues were derived from its flower operations.

Results of Operations
The following table expresses items in the Statement of Consolidated Income as a percentage of sales for each of the three most recent years. Any reference in the table and the following discussion to any given year is a reference to the Company's fiscal year ended June 30.

                                                              Years Ended
                                               _____________________________________
                                                1996            1995         1994
____________________________________________________________________________________
Sales and other operating revenues. . . . .     100.0%          100.0%       100.0%
Cost of goods and services and expenses . .      87.9            90.6         90.0
Selling, administrative and general
  expenses. . . . . . . . . . . . . . . . .       6.1             6.9          8.0
Restructuring and merger related costs. . .       0.7             1.3            -
                                            _______________________________________
Operating income. . . . . . . . . . . . . .       5.3             1.2          2.0

Interest expense. . . . . . . . . . . . . .      (2.2)           (2.4)        (2.4)
                                            _______________________________________
Income (loss) before income taxes, minority
  interest, equity in net loss of
  investee companies  . . . . . . . . . . .       3.1            (1.2)        (0.4)

Income taxes. . . . . . . . . . . . . . . .       1.2             0.3          0.2

Equity in net loss of investee companies. .         -            (0.1)           -
                                            _______________________________________
Net income (loss) . . . . . . . . . . . . .       1.9            (1.6)        (0.6)
                                            =======================================

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of the Year Ended June 30, 1996 to the Year Ended June 30, 1995

The Company's sales and other operating revenues in 1996 were $2.167 billion, an increase of 11.7% from $1.941 billion in 1995. Sales from tobacco operations increased 13.8%, from $1.555 billion in 1995 to $1.770 billion in 1996, primarily due to higher prices on tobacco from South America and increased quantities sold primarily from Europe and Africa. The sales from South America increased in the fourth quarter in 1996 compared to 1995 as demand improved, but the amount is not expected to reduce sales in 1997. See "--Factors that May Affect Future Results." The higher tobacco prices from South America accounted for $102.0 million and increased quantities sold from Europe and Africa accounted for $85.5 million and $29.4 million, respectively. The increased sales of tobacco from Europe resulted from the operations acquired in Greece, Italy and Turkey.

Sales and other operating revenues of flowers increased 2.9%, from $385.9 million in 1995 to $397.3 million in 1996. The increase in the Company's sales of flowers was primarily due to the increased export sales from The Netherlands.

Cost of sales and expenses of the Company's tobacco operations before restructuring and merger related costs increased 9.2% in 1996 from 1995 due primarily to the 13.8% increase in net sales. The world oversupply of tobacco, which began in 1993, started to improve in 1995 and further improved in 1996 which, along with early consolidation -related cost savings, generated the improvement in the tobacco operating margin (operating income). As a percent of net sales, operating income, excluding restructuring costs, increased to 7.8% in 1996 compared to 3.9% in 1995.

Cost of sales and expenses of the flower operations before restructuring costs increased by 0.8% in 1996 from 1995 primarily due to the sales increase of 2.9% offset partially by implementing cost-cutting measures, revising credit policies which decreased bad debts and the closing of unprofitable operations in 1995. The flower operating income (loss) excluding restructuring costs, increased from a (0.1%) loss as a percent of net sales in 1995 to a positive 2.0% of net sales in 1996, primarily due to increased gross margins of the export operations in The Netherlands and by decreased costs mentioned above.

Corporate expenses before restructuring costs increased $4.6 million, or 40.7%, to $15.9 million in 1996 from $11.3 million in 1995, due primarily to increased personnel costs and bonuses and legal and professional expenses in 1996. Some of the increased costs for personnel relate to reassigning departments to corporate that were previously in the tobacco operations.

Restructuring charges in 1996 for the tobacco operations and corporate amounted to $11.5 million and $4.4 million, respectively. The flower operations had a $.5 million recovery of restructuring costs. The net charges are comprised of $15.7 million for employee separations, a credit of $1.2 million for facility sales and closures and $.9 million for asset writedowns and other items.

Interest expense increased $1.7 million in 1996 primarily due to higher borrowings because of increased average tobacco purchases and, to a lesser extent, higher average interest rates.

The effective tax rate for 1996 was 40%. In 1995, the Company had tax expense in spite of the overall pre-tax loss due to the effects of foreign tax rates, the mix of income and losses of subsidiaries, the currency effect in Brazil and non-deductible merger expenses.

The $1.5 million decrease in equity in net loss of investee companies in 1996 was due primarily to the sale of the investee in Brazil which had a loss in 1995.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of the Year Ended June 30, 1995 to the Year Ended June 30, 1994

The Company's sales and other operating revenues in 1995 were $1.941 billion, an increase of 32.5% from $1.465 billion in 1994. Sales from tobacco operations increased 41.9%, from $1.096 billion in 1994 to $1.555 billion in 1995, primarily due to higher prices and increased sales quantities sold primarily from the U.S. and Brazil. The higher tobacco prices and increased sales quantities sold from the U.S. accounted for $88.1 million and $248.5 million, respectively, while the increased sales quantities sold from Brazil accounted for substantially all of the increase from Brazil. The Company's increase in net sales of U.S. tobacco was primarily attributable to the Company's 1994 agreement to purchase the U.S. tobacco needs for R. J. Reynolds Tobacco Company, Inc. The increased sales of tobacco from Brazil resulted from the sales of uncommitted stocks from prior year crops.

Sales and other operating revenues of flowers increased 4.6%, from $369.1 million in 1994 to $385.9 million in 1995. The increase in the Company's sales of flowers was primarily due to the favorable effect of applying U.S. dollar exchange rates to European operations, but these favorable effects were partially offset by decreased sales of certain North American operations that were closed during the year. The application of exchange rates increased sales by $35.5 million and the closing of operations decreased sales by $15.7 million.

Cost of sales and expenses of the Company's tobacco operations increased 40.6% in 1995 from 1994, due primarily to the 41.9% increase in sales. The world oversupply of tobacco, which began in 1993, started to improve in 1995 as indicated by the improvement in the tobacco operating margin (operating income), before restructuring and merger related costs. As a percent of sales, operating income increased to 3.9% in 1995 compared to 3.0% in 1994. However, sales prices continued to be negatively affected by the oversupply, causing the Company to reduce the carrying amount of its tobacco inventory at year end by $9.2 million, reflecting the revaluation of that inventory at the lower of its cost or market value.

Cost of sales and expenses of the flower operations increased by 5.4% in 1995 from 1994, primarily due to the sales increase of 4.6% and increased bad debts associated with flower operations now closed and other costs, inclusive of restructuring costs. The flower operating income (loss) decreased from 0.7% of net sales in 1994 to (0.1%) of net sales in 1995, primarily due to decreased gross margins of both the U.S. operations that were closed and the Baardse operations and by increased costs mentioned above.

Corporate expenses increased $5.6 million, or 97.7%, to $11.3 million in 1995 from $5.7 million in 1994, due primarily to increased personnel costs and legal and professional expenses in 1995 and reversals of prior accruals in 1994 for stock appreciation rights and certain stock options. Some of the increased costs for personnel relate to reassigning departments to corporate that were previously in the tobacco operations.

Restructuring charges for the tobacco and flower operations amounted to $15.2 million and $2.6 million, respectively. The charges are comprised of $12.6 million for employee separations, $2.8 million for facility closures, $2.4 million for asset writedowns and other items. In addition the Company incurred $8.1 million for merger related charges for legal, accounting and financial advisors.

Interest expense increased $10.1 million in 1995, primarily due to higher borrowings because of increased average tobacco inventories and, to a lesser extent, higher average interest rates.

The Company had tax expense in spite of the overall pre-tax loss in 1995, due to the effects of foreign tax rates, the mix of income and losses of subsidiaries, the currency effect in Brazil and non-deductible merger expenses.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
      CONDITION AND RESULTS OF OPERATIONS (continued)


The $1.9 million decrease in equity in net income of investee companies in 1995 was due primarily to the devaluations of the local currency for the Company's investee with operations in Zimbabwe and decreased earnings for the operations in Malawi and Brazil.


Liquidity and Capital Resources
The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.

                                                          Year Ended June 30
                                           _____________________________________________
(in thousands, except for current ratio)           1996          1995         1994
________________________________________________________________________________________
Cash and cash equivalents. . . . . . .       $    53,820     $   42,326   $   12,471
Net trade receivables. . . . . . . . .           190,898        182,750      164,314
Inventories and advances on purchases
  of tobacco . . . . . . . . . . . . .           408,210        468,989      469,015
Total current assets . . . . . . . . .           668,775        731,119      685,443
Notes payable to banks . . . . . . . .                 -        233,736      255,607
Accounts payable . . . . . . . . . . .           104,506         90,446      112,310
Total current liabilities. . . . . . .           246,433        453,522      467,776
Current ratio. . . . . . . . . . . . .          2.7 to 1       1.6 to 1     1.5 to 1
Revolving Credit Notes and Other
  Long-term Debt . . . . . . . . . . .           265,871        292,528      188,825
Convertible Subordinated Debentures. .                 -         56,370       56,475
Senior Notes . . . . . . . . . . . . .           125,000              -            -
Stockholders' equity . . . . . . . . .           315,848        238,806      288,314
Purchase of property and equipment . .            41,266         35,892       32,382
Proceeds from sale of property and
  equipment. . . . . . . . . . . . . .             8,605          4,877        5,991
Depreciation and amortization. . . . .            33,780         31,852       28,862

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

The Company's working capital increased from $277.6 million at June 30, 1995 to $422.3 million at June 30, 1996. The Company's current ratio was 2.7 to 1 and 1.6 to 1 at June 30, 1996, and June 30, 1995, respectively. At June 30, 1996, current assets had decreased $62.3 million, or 8.5%, and current liabilities had decreased $207.1 million, or 45.7%, from June 30, 1995. The $62.3 million decrease in current assets is primarily due to the $60.8 million decrease in inventories and advances on purchases of tobacco. The $207.1 million decrease in current liabilities is primarily due to the $233.7 million decrease in notes payable to banks, primarily as a result of cash generated from operations and the issuance of the Senior Notes, offset partially by a $24.9 million increase in advances from customers. The increase in cash and cash equivalents is primarily related to the financing activities and the proceeds from long-term debt. The increase in receivables reflects the increase in sales during the fourth quarter by the tobacco division. The increase in accounts payable is due primarily to timing of inventory purchases, and the decrease in notes payable is due to increased long-term debt.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



Cash flows from operating activities increased to $179.8 million in 1996 as compared to $6.8 million in 1995 and $37.2 million in 1994 which was consistent with the net losses incurred in those periods. Cash flows used by investing activities increased $.7 million, or 4.9%, to $15.2 million in 1996 as compared to 1995, primarily due to the decrease in payments on notes receivable and amounts due from investees and for the increase in proceeds from other investments and other assets. Cash flows used by investing activities decreased $39.6 million, or 73.2%, to $14.5 million in 1995 as compared to 1994, primarily due to the increase in payments on notes receivable and amounts due from investees for the same period and the reduction in issuance of notes receivable. The 1995 purchase of subsidiaries was offset by the Company's 1994 purchase of shares of another company. Cash was used by financing activities in 1996 as the Company applied $153 million to reduce debt whereas in 1995 and 1994, financing activities provided $35.7 million and $14.7 million, respectively. This shift reflects the greatly improved operations in 1996. Also, see the discussion of refinancing activities below.

At June 30, 1996, the Company had seasonally adjusted lines of credit of $1.137 billion, including $897 million uncommitted, unsecured working capital lines with several banks. At June 30, 1996, the Company had borrowed $232 million under its $897 million lines of credit with interest rates ranging from 5.8% to 8.0%. At June 30, 1996, the unused short-term lines of credit amounted to $521 million, net of $144 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding borrowings during the year ended June 30, 1996, were $724 million.

To ensure long-term liquidity, the Company entered into the $240 million New Credit Facility effective March 15, 1996. The New Credit Facility replaced the Company's $250 million Former Credit Facility. The Company used the Former Credit Facility to reclassify $250 million of short-term debt to long-term debt and did not borrow under it. The Company similarly uses the New Credit Facility to reclassify $232 million of its short-term debt. The interest rates available under the New Credit Facility depend on the type of advance selected and are based either on the agent bank's base lending rate (which was 8.25% at June 30, 1996, and is adjusted with changes in interest rates generally) or LIBOR plus 0.75%, through March 15, 1997, and thereafter plus a spread of 0.45% to 1.25% based on the ratings assigned to the Company's outstanding senior debt or on its consolidated interest coverage ratio. The New Credit Facility is subject to certain commitment fees and covenants that among other things require the Company to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions and, under certain circumstances, payment of dividends by the Company. The New Credit Facility terminates on March 15, 1998, but may be extended thereafter, year to year, upon approval of the Lenders. As of June 30, 1996, there were no borrowings outstanding under the New Credit Facility.

On February 9, 1996, the Company called all of the 7 3/4% Debentures for redemption on March 11, 1996. As of March 4, 1996, holders of Debentures had converted approximately 99.85% of the Debentures into 4,035,969 shares of Common Stock. The remaining Debentures were redeemed on March 11, 1996, for $89,188. The Company funded the redemption price for these Debentures and expenses of the redemption from working capital.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At June 30, 1996, the Company had no material capital expenditure commitments. The Company believes that these sources of funds combined with the Senior Notes are sufficient to fund the Company's purchasing needs for 1997.

The Company's off balance sheet financing is not material. Certain operating leases were acquired with the acquisition of, or have been added by, several foreign tobacco processing facilities and the flower subsidiaries. However, most operating assets are of long-term and continuing benefit and the Company has generally purchased these assets.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)


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

Dividend distributions are regularly made from certain subsidiaries while the undistributed earnings of certain other foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to reinvest such undistributed earnings of certain foreign subsidiaries indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings. The Company regularly reviews the status of the accumulated earnings of each of its U.S. and foreign subsidiaries and reevaluates the aforementioned dividend policy as part of its overall financing plans.

Accounting Matters

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is required to adopt the new method of accounting for long-lived assets no later than the first quarter of 1997. The Company believes that its adoption of SFAS No. 121 will not have a material impact on its financial position.

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which will be effective for the first quarter of 1997. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation and requires certain disclosures to be made by entities electing not to adopt this method. The Company expects to implement in 1997 the disclosure only provisions, as permitted by SFAS No. 123.

Factors that May Affect Future Results

The foregoing discussion contains certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1997 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Variability of Annual and Quarterly Financial Results

The comparability of the Company's financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and customer instructions with regard to the sales of processed tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and the Company's processing schedule can be significantly altered by variations in harvesting periods.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



Further, it is not possible to predict with precision the timing of orders or sales, and the Company may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for its customers to accommodate their inventory management and other needs. Sales recognition by the Company and its subsidiaries is based on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, the Company's quarterly and annual financial results may vary significantly depending on its customers' needs and shipping instructions. In particular, because most deliveries of Brazilian tobacco are made at the end of the fourth fiscal quarter of each year or the beginning of the first quarter of the following year, significant amounts of sales and operating profits may shift from fiscal year to fiscal year. See
Item 1, "Business   Tobacco  Seasonality" and "Business   Flowers
Seasonality."

Governmental Intervention, Environmental Matters and Other Matters

In recent years, governmental entities in the U.S. at all levels have taken or have proposed actions that may have the effect of reducing consumption of cigarettes. These activities have included: (1) the U.S. Environmental Protection Agency's decision to classify tobacco environmental smoke as a "Group A" (known human) carcinogen; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to ban smoking in the work place; (3) proposals by the U.S. Food and Drug Administration to regulate nicotine as a drug and sharply restrict cigarette advertising and promotion, including the proposed regulations announced in August, 1996 that would (x) prohibit cigarette brand name sponsorship at athletic, musical, cultural and other events, (y) prohibit the sale of nontobacco products featuring cigarette brand names or logos and (z) prohibit the offering of promotional gifts or other items to cigarette purchasers; (4) increases in tariffs on imported tobacco; (5) proposals to increase the U.S. excise tax on cigarettes (6) the recently announced policy of the U.S. government to link certain federal grants to the enforcement of state laws banning the sale of tobacco products to minors and (7) recent filings of lawsuits against cigarette manufacturers by several U.S. states seeking reimbursement of Medicaid and other expenditures by such states claimed to have been made to treat diseases allegedly caused by cigarette smoking. It is not possible to predict the extent to which governmental activities might affect the Company's business.

In 1993, Congress enacted a law requiring that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco. Although that law was repealed in 1995 and was replaced with import quotas designed to assist domestic tobacco growers, the law had the temporary effect of drastically decreasing demand for foreign tobacco in the domestic production of cigarettes. It is not possible to predict the extent to which future governmental activities might affect the Company's business.

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

Smoking and Health Issues

Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, together with restrictions on cigarette advertisements, requirements that warning statements be placed on cigarette packaging and in advertising, increased taxes on tobacco products and controls in certain foreign countries on production and prices, decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on sales of tobacco products. In addition, litigation is pending against the

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)


leading U.S. manufacturers of consumer tobacco products seeking damages for health problems alleged to have resulted from the use of tobacco in various
forms.   Neither the Company nor, to the Company's knowledge, any other leaf merchants is a party to this litigation. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation against manufacturers might have on the business of the Company.

Reliance on Significant Customers

The Company's customers are manufacturers of cigarette and tobacco products located in approximately 60 countries around the world. Several of these customers individually account for a significant portion of the Company's sales in a normal year, and the loss of any one or more of such customers could have a material adverse effect on the Company's results of operations. Approximately 55% and 52% of the Company's consolidated tobacco sales for 1996 and 1995 were to three companies. See Note M to the Company's Consolidated Financial Statements for the year ended June 30, 1996, included herein.

International Business Risks

The Company's international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies and currency risks and risks related to the restrictions of repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. In certain countries, the Company has advanced substantial sums or guaranteed local loans or lines of credit in substantial amounts for the purchase of tobacco from growers. Risk of repayment is normally limited to the tobacco season, and the maximum exposure occurs within a shorter period.

The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobaccos. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. See Note N to the Company's Consolidated Financial Statements for the year ended June 30, 1996, included herein.

The Company has expanded its international operations in areas where the export of tobacco has increased due to increased demand for lower-priced tobacco. In particular, the Company has a significant concentration of its purchasing, processing and exporting operations in southern Brazil. In recent years, Brazil's economic problems have received wide publicity, and that country has taken in the past, various actions relating to foreign currency exchange controls and adjustments for devaluation of the currency and inflation. While such controls generally influence the amount of cash dividends remitted from Brazil and such adjustments can affect the Company's purchases costs of tobacco and its processing costs, they have not and are not expected to adversely affect the Company's ability to export tobacco from Brazil. However, the Company's sales and operating profits from South America decreased significantly in fiscal 1994. While sales recovered in 1995 and 1996, operating profits did not recover to the same extent, due partly to Brazil's monetary policy adopted in July 1994. This policy, along with the weakened U.S. dollar, caused the dollar cost of the 1995 and 1996 Brazilian crops to increase by 40% over the cost of the 1994 crop. As a result, even though the worldwide oversupply of tobacco has been reduced and uncertainties in the U.S. import market related to government regulation have eased, operating profits from the Company's South American sales have not recovered to the levels they reached in 1993.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS (continued)



Restrictions on Dividends

Under the terms of an Indenture, dated May 29, 1996, between the Company and Crestar Bank, as trustee, relating to the Notes (the "Indenture"), the Company will not be permitted to make certain restricted payments, including cash dividends on its Common Stock, under certain circumstances. The Company generally may make such restricted payments, provided, that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of the Company's net income (as defined) for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt
securities that are converted into equity securities.   As of June 30, 1996,
the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $23.2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENT OF CONSOLIDATED INCOME
DIMON Incorporated and Subsidiaries

                                                               Years Ended June 30
(in thousands, except per share amounts)                 1996        1995          1994
__________________________________________________________________________________________
Sales and other operating revenues . . . . . . . . . $2,167,473  $1,941,188    $1,464,778
Cost of goods and services sold. . . . . . . . . . .  1,904,992   1,759,364     1,317,705
                                                     _____________________________________
                                                        262,481     181,824       147,073

Selling, administrative and general expenses. . . . .   132,710     132,802       117,311
Restructuring and merger related costs. . . . . . . .    15,360      25,955             -
                                                     _____________________________________
   Operating Income. . . . . .  . . . . . . . . . . .   114,411      23,067        29,762
                                                     _____________________________________

Interest Expense . . . . . .  . . . . . . . . . . . .    46,924      45,231        35,117
                                                     _____________________________________
Income (loss) before income taxes, minority interest,
   equity in net income (loss) of investee companies
   and extraordinary item . . . . . . . . . . . . . .    67,487     (22,164)       (5,355)
Income taxes. . . . . . . . . . . . . . . . . . . . .    26,995       5,980         2,767
                                                     _____________________________________
Income (loss) before minority interest, equity in
   net income (loss) of investee companies and
   extraordinary item . . . . . . . . . . . . . . . .    40,492     (28,144)       (8,122)
Income applicable to minority interest. . . . . . . .       292         216           466

Equity in net income (loss) of investee companies
   (net of U.S. tax expense) .. . . . . . . . . . . .      (330)     (1,805)           98
                                                     _____________________________________

Income (loss) before extraordinary item . . . . . . .    39,870     (30,165)       (8,490)
Extraordinary item:
   Partial recovery of Iraqi receivable (net of
   income tax expense of $870). . . . . . . . . . . .     1,400           -             -
                                                     _____________________________________
NET INCOME (LOSS)                                    $   41,270  $  (30,165)   $   (8,490)
                                                     =====================================

Earnings Per Share, Primary
   Income (loss) before extraordinary item. . . . . .     $1.00        $(.79)       $(.22)
   Extraordinary item . . . . . . . . . . . . . . . .       .04            -            -
                                                      ____________________________________
   Net Income (Loss). . . . . . . . . . . . . . . . .     $1.04        $(.79)       $(.22)
                                                      ====================================

Earnings Per Share, Assuming Full Dilution
   Income before extraordinary item . . . . . . . . .     $ .98        $   *        $   *
   Extraordinary item . . . . . . . . . . . . . . . .       .03            -            -
                                                      _____________________________________
   Net Income . . . . . . . . . . . . . . . . . . . .     $1.01        $   *        $   *
                                                      =====================================

See notes to consolidated financial statements

* Computation of loss per share is anti-dilutive for the years 1995 and 1994.

CONSOLIDATED BALANCE SHEET
DIMON Incorporated and Subsidiaries

                                                                    June 30
(in thousands)                                                1996            1995
____________________________________________________________________________________________
ASSETS

Current assets
          Cash and cash equivalents . . . . . . . . . . . $   53,820      $   42,326
          Notes receivable. . . . . . . . . . . . . . . .      1,127           2,002
          Trade receivables, net of allowances
            (1996 - $6,558, 1995 - $8,823). . . . . . . .    190,898         182,750
          Inventories:
            Tobacco . . . . . . . . . . . . . . . . . . .    315,476         410,431
            Other . . . . . . . . . . . . . . . . . . . .     18,025          14,179
          Advances on purchases of tobacco. . . . . . . .     74,709          44,379
          Recoverable income taxes. . . . . . . . . . . .      1,563           2,007
          Prepaid expenses and other assets . . . . . . .     13,157          33,045
                                                           ________________________________
                              Total current assets . . . .   668,775         731,119
                                                           ________________________________

Investments and other assets
    Equity in net assets of investee companies . . . . . .     8,268          22,622
    Other investments. . . . . . . . . . . . . . . . . . .     2,987           1,749
    Notes receivable . . . . . . . . . . . . . . . . . . .     4,078           6,107
    Other. . . . . . . . . . . . . . . . . . . . . . . . .    19,151          28,147
                                                            _______________________________
                                                              34,484          58,625
                                                           ________________________________



Intangible assets
    Excess of cost over related net assets
          of businesses acquired . . . . . . . . . . . . .    23,121          26,167
    Production and supply contracts. . . . . . . . . . . .    33,325          36,340
    Pension asset. . . . . . . . . . . . . . . . . . . . .     4,130           4,219
                                                           ________________________________
                                                              60,576          66,726
                                                           ________________________________



Property, plant and equipment
    Land  . . . . . . . . . . . . . . . . . . . . . . . .    19,223            19,432
    Buildings . . . . . . . . . . . . . . . . . . . . . .   143,741           135,808
    Machinery and equipment . . . . . . . . . . . . . . .   160,237           169,181
    Allowances for depreciation . . . . . . . . . . . . .   (86,426)         (101,372)
                                                         _________________________________
                                                            236,775           223,049
                                                         _________________________________
Deferred taxes and other deferred charges . . . . . . . .    19,404            14,089
                                                         _________________________________

                                                         $1,020,014        $1,093,608
                                                         =================================

CONSOLIDATED BALANCE SHEET
DIMON Incorporated and Subsidiaries

                                                             1996             1995
______________________________________________________________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable to banks . . . . . . . . . . . . . . . $        -      $  233,736
    Accounts payable:
          Trade. . . . . . . . . . . . . . . . . . . . .     65,970          56,559
          Officers and employees . . . . . . . . . . . .     24,074          20,714
          Other. . . . . . . . . . . . . . . . . . . . .     14,462          13,173
    Advances from customers. . . . . . . . . . . . . . .     74,153          49,224
    Accrued expenses . . . . . . . . . . . . . . . . . .     51,797          57,359
    Income taxes . . . . . . . . . . . . . . . . . . . .      5,359          11,199
    Long-term debt current . . . . . . . . . . . . . . .     10,618          11,558
                                                        ___________________________________
                    Total current liabilities. . . . . .    246,433         453,522
                                                        ___________________________________
Long-term debt
    Revolving Credit Notes and Other. . . . . . . . . .    265,871         292,528
    Convertible Subordinated Debentures . . . . . . . .          -          56,370
    Senior Notes. . . . . . . . . . . . . . . . . . . .    125,000               -
                                                       ___________________________________
                                                           390,871         348,898
                                                       ___________________________________
Deferred credits
    Income taxes. . . . . . . . . . . . . . . . . . . .     21,496          10,731
    Compensation and other benefits . . . . . . . . . .     44,465          40,715
                                                       __________________________________
                                                            65,961          51,446
                                                       __________________________________

Minority interest in subsidiaries . . . . . . . . . . .        901             936
                                                       __________________________________

Commitments and contingencies . . . . . . . . . . . . .          -              -
                                                       __________________________________
Stockholders' equity

  Preferred Stock - no par value:
                                 1996       1995
   Authorized shares. . . . . . 10,000      10,000
   Issued shares. . . . . . . .      -           -               -              -

  Common Stock - no par value:.  1996       1995
   Authorized shares. . . . . .125,000     125,000
   Issued shares. . . . . . . . 42,366      38,092         136,959         80,030
  Retained earnings . . .  . . . . . . . . . . . .         177,419        157,880
  Equity - currency conversions. . . . . . . . . .           2,842          1,565
  Additional minimum pension liability . . . . . .          (1,372)        (1,286)
  Unrealized gain on investments . . . . . . . . .               -            617
                                                     _________________________________
                                                           315,848        238,806
                                                     _________________________________
                                                        $1,020,014     $1,093,608
                                                     =================================

See notes to consolidated financial statements

STATEMENT OF STOCKHOLDERS' EQUITY
DIMON Incorporated and Subsidiaries


                                                                      Additional  Unrealized
(in thousands,                                            Equity       Minimum      Gain          Total
except per share              Common        Retained     Currency      Pension    (Loss) On    Stockholders'
amounts)                      Stock         Earnings    Conversions   Liability   Investments     Equity
___________________________________________________________________________________________________________
Balance, June 30, 1993 . . . $ 79,833       $225,119      $3,477      $  (280)   $    -       $308,149
Net loss for the year. . . .                  (8,490)                                           (8,490)
Cash dividends - $0.34
  per share . . . . .                        (13,014)                                          (13,014)
Conversion of foreign
  currency financial
  statements. . . . .                                      2,994                                 2,994
Addition to the minimum
  pension liability .                                                 (1,094)                   (1,094)
Stock options exercised. . .       28                                                               28
Unrealized loss on
  investments . . . .                                                              (259)          (259)

_____________________________________________________________________________________________
Balance, June 30, 1994 . . . $ 79,861       $203,615      $6,471      $(1,374)   $ (259)      $288,314
Net loss for the year. . . .                 (30,165)                                          (30,165)
Cash dividends - $0.41
  per share . . . . .                        (15,570)                                          (15,570)
Conversion of foreign
  currency financial
  statements. . . . .                                     (4,906)                               (4,906)
Reduction in minimum
  pension liability .                                                      88                       88
Stock options exercised. . .       67                                                               67
Unrealized gain on
  investments . . . .                                                               876            876
Conversion of 7 3/4%
  Convertible
  Debentures to
    Common Stock. . .             102                                                              102

________________________________________________________________________________________________
Balance, June 30, 1995 . . . $ 80,030       $157,880        $1,565    $(1,286)   $  617       $238,806
Net income for the year. . .                  41,270                                            41,270
Cash dividends - $0.54
  per share . . . . .                        (21,731)                                          (21,731)
Conversion of foreign
  currency financial
  statements. . . . .                                        1,277                               1,277
Addition to the minimum
  pension liability .                                                     (86)                     (86)
Stock options exercised. . .  1,564                                                              1,564
Realized gain on
  investments . . . .                                                              (617)          (617)
Conversion of 7 3/4%
  Convertible
  Debentures to
    Common Stock. . .        55,365                                                             55,365

________________________________________________________________________________________________
Balance,
  June 30, 1996 . . .      $136,959         $177,419        $2,842    $(1,372)   $    -       $315,848

================================================================================================

See notes to consolidated financial statements

STATEMENT OF CONSOLIDATED CASH FLOW
DIMON Incorporated and Subsidiaries

                                                                 Years Ended June 30
(in thousands)                                                1996      1995      1994
__________________________________________________________________________________________

Operating activities
          Net Income (Loss). . . . . . . . . . . . . . . .$  41,270 $ (30,165) $  (8,490)
          Adjustments to reconcile net income
           (loss) to net cash provided by
            operating activities:
            Depreciation and amortization. . . . . . . . .   33,780    31,852     28,862
            Deferred items . . . . . . . . . . . . . . . .    5,851      (620)       565
            Loss (gain) on foreign currency transactions .     (368)      570     (1,179)
            Gain on disposition of fixed assets. . . . . .   (2,415)   (1,819)    (1,624)
            Gain on sale of investee . . . . . . . . . . .   (3,751)        -         -
            Gain on sale of investment . . . . . . . . . .   (1,090)        -         -
            Undistributed (earnings) loss of investees . .      330     1,805        (99)
            Dividends received from investees. . . . . . .    1,465       478        577
            Income applicable to minority interest . . . .      292       216        466
            Bad debt expense . . . . . . . . . . . . . . .    1,043     3,820      4,681
            Gain on disposal of operations . . . . . . . .        -         -     (1,792)
            Decrease (increase) in accounts receivable . .  (12,644)   52,520     31,454
            Decrease (increase) in inventories and
              advances on purchases of tobacco . . . . . .   64,438     2,156    (16,512)
            Decrease in recoverable taxes. . . . . . . . .      444     4,293      1,351
            Decrease (increase) in prepaid expenses. . . .   17,257    (3,581)    (2,056)
            Increase (decrease) in accounts payable
              and accrued expenses . . . . . . . . . . . .   14,811   (58,163)     9,730
            Increase (decrease) in advances from
              customers. . . . . . . . . . . . . . . . . .   25,116    (3,028)     4,951
            Increase (decrease) in income taxes. . . . . .   (6,117)    6,075     (8,744)
            Other. . . . . . . . . . . . . . . . . . . . .       92       404     (4,983)
                                                          __________________________________
                Net cash provided by operating activities   179,804     6,813     37,158
                                                          __________________________________

Investing activities
          Purchase of property and equipment. . . . . . .   (41,266)  (27,036)   (32,382)
          Proceeds from sale of property and equipment. .     8,605     4,877      5,991
          Payments on notes receivable and receivables
            from investees. . . . . . . . . . . . . . . .    1,132     27,541      4,477
          Issuance of notes receivable. . . . . . . . . .   (1,572)    (6,329)   (18,385)
          Proceeds from or (advances) for other
            investments and other assets  . . . . . . . .   24,422      4,067       (194)
          Purchase of minority interest in subsidiaries .         -      (507)         -
          Purchase of subsidiaries, $8,236,
            1996 and $8,856, 1995 for property
            and equipment . . . . . . . . . . . . . . . .   (6,543)   (17,123)         -
          Purchase of shares of Standard
            Commercial Corporation. . . . . . . . . . . .        -          -    (13,408)
         Other .  . . . . . . . . . . . . . . . . . . . .        -          -       (194)
                                                          __________________________________
                Net cash used by investing activities . .  (15,222)   (14,510)   (54,095)
                                                          __________________________________

Financing activities
          Repayment of debt . . . . . . . . . . . . . . .  (830,863) (927,022)  (279,304)
          Proceeds from debt. . . . . . . . . . . . . . .   698,207   978,366    307,246
          Cash dividends paid to DIMON
            Incorporated stockholders . . . . . . . . . .   (21,731)  (15,570)   (13,014)
          Cash dividends paid to minority stockholders. .      (169)     (237)      (285)
          Proceeds from sale of common stock. . . . . . .     1,552       169         28
                                                          ___________________________________
                Net cash provided (used) by
                  financing activities . . . . . . . . . . (153,004)   35,706     14,671
                                                          ___________________________________

Effect of exchange rate changes on cash . . . . . . . . .       (84)   (1,584)    (1,662)
                                                          ___________________________________

Increase (decrease) in cash and cash equivalents. . . . .    11,494    26,425     (3,928)
Increase in cash from purchased subsidiaries. . . . . . .         -     3,430          -
Cash and cash equivalents at beginning of year. . . . . .    42,326    12,471     16,399
                                                          ____________________________________
                Cash and cash equivalents at end of year. $  53,820 $  42,326  $  12,471
                                                          ====================================
Other information:
          Cash paid during the year:
           Interest . . . . . . . . . . . . . . . . . . . $  43,361 $  46,768  $  34,965
           Income taxes . . . . . . . . . . . . . . . . .    21,075    18,917     12,627
          Non-cash investing and financing activities:
           Conversion of debt to equity . . . . . . . . .    55,365       102          -

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note A - Merger and Significant Accounting Policies
Merger
On October 23, 1994, Dibrell and Monk-Austin announced execution of a definitive Agreement and Plan of Reorganization pursuant to which the businesses of Dibrell and Monk-Austin would be combined. At special meetings on March 31, 1995, the shareholders of both Dibrell and Monk-Austin approved the Agreement and related combination. As a result, Dibrell and Monk-Austin were merged into DIMON Incorporated ("DIMON") and each share of Dibrell Common Stock outstanding at the merger date was converted to 1.5 shares, and each share of Monk-Austin Common Stock outstanding at the merger date was converted into 1.0 share of DIMON Common Stock, resulting in 38.069 million total outstanding shares at April 1, 1995, the effective date of the merger.
    The merger qualifies as a tax free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of both Dibrell and Monk-Austin for all periods presented. Recorded assets and liabilities have been carried forward to the combined company at their historical book values.
    Combined and separate results of Dibrell and Monk-Austin during the periods preceding the merger were as follows:

                                               Dibrell      Monk-Austin    Adjustment       Combined
_____________________________________________________________________________________________________________
Nine months ended March 31, 1995
(unaudited)
     Sales and other operating revenues . . .$819,459       $739,415       $  (140)       $1,558,734
     Net income (loss). . . . . . . . . . . .   6,090         (6,152)        9,829             9,767
_____________________________________________________________________________________________________________
Fiscal year ended June 30, 1994
     Sales and other operating revenues . . .$928,470       $534,600       $ 1,708        $1,464,778
     Net income (loss). . . . . . . . . . . .  (9,144)           930          (276)           (8,490)
_____________________________________________________________________________________________________________

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

Significant Accounting Policies
The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. Certain foreign consolidated subsidiaries of the Company have fiscal year ends of March 31 and May 31 to facilitate reporting of consolidated accounts. The Company accounts for its investments in certain investee companies (ownership 20% - 50%) under the equity method of accounting. Investments in certain other foreign investees and subsidiaries which are combined with other investments are stated at cost or less than cost since the Company does not exercise significant influence over financial or operating policies and because of restrictions imposed on the transfer of earnings and other economic uncertainties.
    Sales recognition is based on the passage of ownership, usually with shipment of product.
    Cash equivalents are defined as temporary investments of cash with maturities of less than 90 days.
    Inventories are valued at the lower of cost or market. Inventory valuation provisions included in cost of goods and services sold totaled $9.2 million and $40.9 million for 1995 and 1994, respectively. Costs of tobacco inventories are generally determined by the average cost method while costs of other inventories are generally determined by the first-in, first-out method. Substantially all of the tobacco inventory represents finished goods.
Interest and other carrying charges on the inventories are expensed in the period in which they are incurred.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note A - Merger and Significant Accounting Policies (continued)
    Equity in net assets of investee companies includes excess of equity over cost in the amount of $4,075 ($2,244 at June 30, 1995) and is being amortized on a straight-line basis over ten years.
    Excess of cost over related net assets of businesses acquired is being amortized on a straight-line basis over periods ranging from 10 to 40 years. The accumulated amortization at June 30, 1996, is $5,300 ($4,283 at June 30,
1995).
    Supply contracts include the cost allocated to two ten-year tobacco supply agreements with R. J. Reynolds Tobacco Company (RJR) pursuant to which the Company will supply RJR and its affiliates with specified quantities of its required tobaccos. Each contract is being amortized over the quantities shipped or the contract period, whichever is sooner. The accumulated amortization at June 30, 1996, is $18,900 ($15,129 at June 30, 1995).
    Production contracts include the cost allocated to contracts associated with farmers for the future supply of their annual tobacco production. The production contracts are being amortized primarily on a straight-line basis over ten years. The accumulated amortization at June 30, 1996, is $13,311 ($9,931 at June 30, 1995).
    Property, plant and equipment is accounted for on the basis of cost. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 40 years and over five to ten years, respectively. The consolidated financial statements do not include fully depreciated assets.
    The Company provides deferred income taxes on temporary differences arising from tax loss carryforwards, employee benefit accruals, depreciation, deferred compensation and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested.
    Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the outstanding Convertible Subordinated Debentures were converted into Common Stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options.
    The Company carried its equity security investments at fair value as Prepaid expenses and other assets with any change from the average cost basis being reflected in stockholders' equity net of the tax benefit. These securities were sold in 1996.
    In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of." The Company is required to adopt the new method of accounting for long-lived assets no later than the first quarter of 1997. The Company believes that its adoption of SFAS No. 121 will not have a material impact on its financial position.
    In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123 "Accounting for Stock-Based Compensation," which will be effective for the first quarter of the Company's 1997 statements. SFAS No. 123 defines a fair value based method of accounting for stock-based compensation and requires certain disclosures to be made by entities electing not to adopt this method. The Company expects to implement in 1997 the disclosure only provisions, as permitted by SFAS No. 123.
    In the fourth quarter of 1996 the Company reclassified Other income into Sales and other operating revenues. The Company also reclassified Sundry deductions into Cost of goods sold. Both Other income and Sundry deductions are not material and the reclassification does not affect Net income. Prior year accounts have been reclassified for conformity within the financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note B - Restructuring and Merger Related Costs
In connection with the April, 1995, merger of Dibrell and Monk-Austin, the Company incurred legal, accounting and financial consultants costs of $8.1 million in 1995 and commenced various activities to restructure its worldwide operations.
    The following tables set forth the Company's restructuring provisions provided and changes in the related reserves for 1995 and 1996. The reserve balances are included in accrued expenses and deferred compensation and other benefits.

                                                       Facilities
                                           Employee     Closure
                                         Separations     Costs    Other     Total
__________________________________________________________________________________________
Provision for restructuring - 1995.      $12,593        $ 2,848   $2,416    $17,857

Reduced by:
    Cash payments. . . . . . . . . . .       (76)          (223)    (205)      (504)
    Asset writedowns . . . . . . . . .         -         (1,493)  (2,211)    (3,704)
                            ______________________________________________________________

Reserve balances at June 30, 1995 . .    $12,517        $ 1,132   $   -     $13,649

Provision for restructuring - 1996. .     15,699         (1,244)    905      15,360

Increased (reduced) by:
    Cash (payments) receipts. . . . .     (8,150)         4,719     (75)     (3,506)
    Asset writedowns and sales. . . .          -         (4,212)   (330)     (4,542)

Reserve balances at June 30, 1996 . .    $20,066        $   395   $ 500     $20,961
                            ______________________________________________________________

    The 1995 restructuring provision included approximately $2.6 million for the closing of certain unprofitable flower facilities and related severance costs. The remaining 1995 restructuring provision of $15.2 million addressed rationalization of the tobacco operations through elimination of duplicative facilities and reduction of personnel. The 1996 restructuring provision of $15.4 million was primarily for additional severance costs. During the year ended June 30, 1996, the Company severed a total of 367 employees most of which were involuntarily separated. The severed employees were primarily in the tobacco division and worked in various departments throughout the Company. Remaining cash outlays associated with employee separations are expected to total $15.2 million, of which $10.8 million will be expended in 1997. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years. No additional restructuring charges are anticipated.


Note C - Investee Companies, Related Parties and Acquisitions
The combined summarized information for investee companies is approximately as follows:

                                       1996         1995        1994
________________________________________________________________________
Current assets. . . . . . . . . . . .$13,069      $ 84,635    $110,531
Non-current assets. . . . . . . . . . 29,087        57,344      67,066
Current liabilities . . . . . . . . . 14,631        84,244      99,649
Non-current liabilities . . . . . . .  2,446         3,130       6,275
Interest of other shareholders. . . . 12,733        31,982      37,953
Net sales . . . . . . . . . . . . . . 42,388       120,183     146,731
Gross profit. . . . . . . . . . . . .  8,771         9,953      22,506
Net income (loss) . . . . . . . . . .    594        (1,395)      2,609
                                     ___________________________________

   The above changes from 1995 relate primarily to the Company selling its interest in a Brazilian investee, Rio Grande Tabacalera S.A.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)

Note C - Investee Companies, Related Parties and Acquitions (continued)
   Balances with related parties, primarily unconsolidated, affiliated companies, are as follows:

                                      1996         1995        1994
___________________________________________________________________________
Trade receivables . . . . . . . . .$23,904     $ 21,258     $ 10,968
Advances on purchases of tobacco. . 32,786        9,716       38,557
Notes receivable. . . . . . . . . .      -        4,169       10,425
Trade payables. . . . . . . . . . .  6,844        1,556        7,555
Other income:  Interest . . . . . .    581        1,376        1,299
Net sales . . . . . . . . . . . . .  6,673       12,907       16,257
Purchases of tobacco. . . . . . . . 61,549       73,474       76,321
                                   ________________________________________

    On April 1, 1995 the Company acquired the businesses of Austro-Hellenique De Tabac S.A. (Hellas) and Austro-Turk Tutun A.S. (Austro-Turk) for cash of $13,372 and assumption of liabilities of $3,821. Hellas and Austro-Turk have tobacco buying, processing and selling operations in Greece and Turkey, respectively. This acquisition has been accounted for as a purchase. The excess of cost over businesses acquired of $17,193 is being amortized over a ten-year period.
    The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period. The pro forma information includes adjustments to give effect to amortization of goodwill and interest expense on acquisition debt, together with related income tax effects.

                                                       Year ended June 30, 1995
                                                            (unaudited)
Sales and other operating revenues . . . . . . . . . . . . .$1,965,437
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .  (36,577)
Loss per share, primary. . . . . . . . . . . . . . . . . . .     (.96)

Note D - Financial Instruments
The estimated fair value of the Company's financial instruments at June 30, 1996 is provided in the following table:

                                              Carrying         Fair
                                               Amount         Value
_______________________________________________________________________
Senior Notes . . . . . . . . . . . . . . . . .$125,000      $124,531
Other Long-Term Debt and Capitalized Leases. .  44,813        42,561

   Interest rate swap agreements with an aggregate notional principal balance of $202,714 ($125,000 fixed to floating and $77,214 floating to fixed) and expiring at various dates through May 23, 2001, had a negative value of $435 at June 30, 1996.
   In the normal course of business, the Company is a party to financial instruments with off balance sheet risk such as letters of credit and guarantees. Management does not expect any material losses to result from these instruments.
   The fair value estimates presented herein are based on information available to management at June 30, 1996, and were determined using market information and other commonly accepted valuation methodologies.

Note E - Short-Term Borrowing Arrangements
The Company has lines of credit arrangements with several banks under which the Company may borrow up to a total of $897,523 ($876,181 at June 30, 1995), excluding all long-term credit agreements. These lines bear interest at rates ranging from 5.8% to 8.0% at June 30, 1996. Unused lines of credit at June 30, 1996, amounted to $521,145 ($508,947 at June 30, 1995), net of $144,701 of
available letters of credit and guarantees that reduce lines of credit. There were no compensating balance agreements at June 30, 1996, or 1995.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)

Note F - Long-Term Debt
Such debt is comprised of:

                                  1996                     1995
__________________________________________________________________________
                          Maturing     Maturing    Maturing    Maturing
                           within        after      within       after
                          One Year     One Year    One Year    One Year
__________________________________________________________________________
Senior Notes . . . . . . .$     -      $125,000    $     -     $      -
Convertible Subordinated
  Debentures . . . . . . .      -            -           -       56,370
Revolving Credit Notes . .      -       231,676          -      250,000
Other Long-Term Debt . . .  9,279        32,994      9,679       40,772
                          ________________________________________________
                          $ 9,279      $389,670    $ 9,679     $347,142
Capitalized Lease
  Obligations .  . . . . .  1,339         1,201      1,879        1,756
                          ________________________________________________
                          $10,618      $390,871    $11,558     $348,898
                          ================================================

  Payments of the debt are scheduled as follows:

                                       Revolving     Other
                            Senior      Credit     Long-Term
                             Notes      Notes        Debt        Total
_________________________________________________________________________
1998 . . . . . . . . . . .$      -     $231,676    $ 7,839     $239,515
1999 . . . . . . . . . . .       -            -      7,724        7,724
2000 . . . . . . . . . . .       -            -      6,318        6,318
2001 . . . . . . . . . . .       -            -      2,010        2,010
2002 . . . . . . . . . . .       -            -      1,708        1,708
2003 . . . . . . . . . . .       -            -      1,500        1,500
Later years. . . . . . . . 125,000            -      5,895      130,895
                          ________________________________________________
                          $125,000     $231,676    $32,994     $389,670
                          =================================================

    On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "Notes") due 2006. The Notes are general unsecured obligations of the Company and will rank equally in right of payment with all other unsubordinated indebtedness (including the New Credit Facility) of the Company. On or after June 1, 2001, the Company may redeem the Notes in whole or in part, at established redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. There are no sinking fund requirements for the Notes. The Notes are subject to certain covenants that among other things, require specific liquidity and long-term solvency ratios and, under certain circumstances, restrict payment of dividends by the Company. The Company used the net proceeds to repay certain existing short-term indebtedness and for other corporate purposes.
    To ensure long-term liquidity, DIMON entered into a $240 million New Credit Facility with 13 banks which replaces DIMON's $250 million Former Credit Facility. The Company had no borrowings under these agreements at either June 30, 1996 or 1995. However, the Company has used these facilities to classify $231,676 ($250,000 at June 30, 1995) of working capital loans to Revolving Credit Notes. It is the Company's intent to finance at least $231,676 on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that among other things require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions and, under certain circumstances, payment of dividends by the Company. The New Credit Facility's initial term is to March 15, 1998, and, pending approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.25% at June 30, 1996). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note F - Long-Term Debt (continued)
    Other long-term debt consists of obligations of DIMON Incorporated, Florimex and the tobacco operations in Africa and Italy, and is payable at interest rates varying from 4.85% to 12.0%.
    On February 9, 1996, the Company called all of the outstanding 7 3/4% Convertible Subordinated Debentures for redemption on March 11, 1996. The debenture call by the Company resulted in a reduction of debt of $54,312, the issuance of approximately 4.036 million shares of the Company's Common Stock valued at $53,375, $89 in cash being paid to debenture holders and $848 net for the reduction of deferred charges offset by increased interest expense. The Company funded the redemption price for these Debentures and expenses of the redemption from working capital.


Note G - Long-Term Leases
The Company, primarily through Florimex, has both capital and operating leases. The capital leases are for land, buildings, automobiles and trucks; the operating leases are for office equipment. The capitalized lease obligations are payable through 1999. Interest rates are imputed at 7.0% to 10.7%. Amortization is included in depreciation expense. Minimum future obligations and capitalized amounts are as follows:

                                                    Capital         Operating
                                                     Leases           Leases
_____________________________________________________________________________
1997 . . . . . . . . . . . . . . . . . . . . .      $ 1,481         $ 4,161
1998 . . . . . . . . . . . . . . . . . . . . .          916           3,308
1999 . . . . . . . . . . . . . . . . . . . . .          299           2,506
2000 . . . . . . . . . . . . . . . . . . . . .           33           1,631
2001 . . . . . . . . . . . . . . . . . . . . .            -           1,304
Later years  . . . . . . . . . . . . . . . . .            -           1,707
                                                    _________________________
                                                    $ 2,729        $14,617

Less amount representing interest
  and deposits . . . . . . . . . . . . . . . .          189
                                                     ______
Present value of net minimum lease payments. .      $ 2,540
Less current portion of obligations
  under capital leases . . . . . . . . . . . .        1,339
                                                     ______
Long-term obligations under capital leases . .      $ 1,201
                                                     ======
Capitalized amounts
  Machinery and equipment, primarily vehicles.      $ 4,648
  Accumulated amortization . . . . . . . . . .       (2,187)
                                                    _______
                                                    $ 2,461
                                                    =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note H - Preferred Stock/Capital Stock
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued including dividend and voting rights. At June 30, 1996, no shares had been issued.
    The Company called all of its outstanding 7 3/4% Convertible Subordinated Debentures due 2006 (the "Debentures") for redemption on March 11, 1996 (the "Redemption Date"). Also, see Note F to the Notes to Consolidated Financial Statements.

Note I - Stock Incentive Plan
At the 1995 Special Meeting of Stockholders the DIMON Incorporated Omnibus Stock Incentive Plan (the Incentive Plan) and the DIMON Incorporated Non-Employee Directors Stock Option Plan (the Directors Plan) were approved. Also, as a result of the merger, options granted under previous plans were assumed by DIMON.
    The Incentive Plan authorizes the issuance of up to 2 million shares of common stock (subject to increase annually by 3% of the number of shares of common stock issued during such year, other than pursuant to the Incentive
Plan). The Incentive Plan authorizes the issuance of various stock incentives to key employees of the Company or any subsidiary, including nonqualified or incentive stock options, stock appreciation rights and shares of restricted stock.
    Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by a committee composed of independent directors. Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants. SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant. Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. No options or SARs may be granted and no restricted stock may be awarded under the Incentive Plan after February 8, 2005.
    The options and SARs become exercisable on various dates as originally determined for the grants assumed by DIMON. Under the Incentive Plan, the committee will determine the dates that the options and SARs become exercisable.
    A separate Directors' Plan authorizes automatic annual grants to purchase one thousand shares to each non-employee director. Any 1996 grants will be awarded at the meeting of the DIMON Board following the 1996 annual meeting of the shareholders of DIMON. The option price will be equal to the fair market value of DIMON Common Stock on the date of grant. The maximum number of shares to be issued under the Directors Stock Plan is 50 thousand shares. Options granted under the Directors' Stock Plan are immediately exercisable. Options to purchase six thousand shares had been granted as of June 30, 1996.
    The Company has elected to treat the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $473 charge to income in 1996, a $680 charge to income in 1995, and an $974 credit to income in 1994 arising from adjustments in fair market values of the SARs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note I - Stock Incentive Plan (continued)
    Information with respect to options and SARs follows:

                                                        Year Ended June 30
                                                _____________________________________
                                                      1996         1995        1994
   __________________________________________________________________________________
   Options outstanding at
     beginning of year . . . . . . . . . .           1,540        1,354      1,074
   Options and SARs granted. . . . . . . .             403          231        299
   Options exercised . . . . . . . . . . .            (130)          (5)       (12)
   Options cancelled . . . . . . . . . . .              (9)         (40)        (7)
                                           __________________________________________
   Options outstanding at end of year. . .           1,804        1,540      1,354
                                           ==========================================
   SARs included as outstanding
     at end of year. . . . . . . . . . . .             528          498        415
                                           ==========================================
   Options available for future grants
     at end of year. . . . . . . . . . . .             337          500      1,665
                                           ==========================================
   Options and SARs exercisable at
     end of year . . . . . . . . . . . . .           1,023          926        392
                                           ==========================================
   Option and SAR market prices per share:
    Date of grant. . . . . . . . . . . . .          $17.00       $11.50     $16.67
                                                     15.38
    Exercised (at lowest and highest
      market prices) . . . . . . . . . . .           11.33-       14.42-     18.23-
                                                     20.75        18.25      20.67
    Cancelled (at lowest and highest
      market prices) . . . . . . . . . . .           17.00        11.50-     10.00
                                                                  13.87


Note J - Retained Earnings
Consolidated retained earnings included $4,490 at June 30, 1996 ($4,860 at June 30, 1995) for the Company's share of undistributed net income of investee companies accounted for on the equity method.


Note K - Income Taxes
Consolidated retained earnings at June 30, 1996 and 1995 include undistributed earnings of $145,773 and $127,792 respectively, of certain foreign consolidated subsidiaries which are not subject to additional foreign income taxes nor considered to be subject to United States income taxes unless remitted as dividends. The Company intends to reinvest these undistributed earnings indefinitely; accordingly, no provision has been made for United States taxes on such earnings.
    At June 30, 1996, the Company has net operating tax loss carryforwards of approximately $78,772 for income tax purposes that expire in 1997 and thereafter. Those carryforwards relate primarily to state taxes for U.S. entities and to foreign taxes on Baardse and various Florimex entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note K - Income Taxes (continued)
    The components of income (loss) before income taxes, minority interest, equity in net income of investee companies and cumulative effect of accounting changes, consisted of the following:

                                   1996            1995             1994
____________________________________________________________________________
U.S.. . . . . . . . . . .        $ 6,301         $(28,293)        $(1,837)
Foreign . . . . . . . . .         61,186            6,129          (3,518)
                           _________________________________________________
                                 $67,487         $(22,164)        $(5,355)
                           =================================================

     The details of the amount shown for income taxes in the Statement of Consolidated Income follow:

                                    1996            1995             1994
__________________________________________________________________________

Current
Federal . . . . . . . . .        $ 7,676         $  4,967         $ 2,721
State . . . . . . . . . .            424               73             469
Foreign . . . . . . . . .         12,633            9,719             109
                           ________________________________________________
                                 $20,733          $14,759         $ 3,299
                           ________________________________________________
Deferred
Federal . . . . . . . . .        $(3,181)         $(6,622)        $(2,417)
State . . . . . . . . . .           (854)            (810)           (546)
Foreign . . . . . . . . .         10,297           (1,347)          2,431
                           ________________________________________________
                                $  6,262          $(8,779)        $  (532)
                           ________________________________________________
Total . . . . . . . . . .        $26,995          $ 5,980         $ 2,767
                           ================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note K - Income Taxes (continued)
    The reasons for the difference between income tax expense based on income or (loss) before income taxes, minority interest and equity in net income of investee companies and the amount computed by applying the statutory Federal income tax rate to such income, are as follows:

                                                                  Pre-tax Income
                                                        ______________________________________
                                                          1996           1995         1994
                                                        ______________________________________
Computed "expected" tax expense (benefit) .             $23,620       $(7,757)       $(1,784)
State income taxes, net of Federal
 income tax benefit. . . . . . . . . . . .                 (280)         (530)           (77)
Effect of foreign income taxes . . . . . .               (1,060)        6,962          2,324
U.S. taxes on foreign income,
  net of tax credits . . . . . . . . . . .                1,270         1,440            524
Operating loss carryforwards, net. . . . .                2,262         1,942          1,896
Tax benefits derived from Foreign
 Sales Corporations. . . . . . . . . . . .               (1,633)         (887)        (1,169)
Meals and entertainment. . . . . . . . . .                  379           316            200
Non-deductible merger expenses . . . . . .                    -         1,583              -
Nondeductible amortization of goodwill . .                  655         1,787            799
Other. . . . . . . . . . . . . . . . . . .                1,782         1,124             54
                                                        ______________________________________
Actual tax expense.. . . . . . . . . . . .              $26,995       $ 5,980        $ 2,767
                                                        ======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note K - Income Taxes (continued)
    The long-term deferred tax liabilities (assets) are comprised of the following:

                                                      1996          1995
______________________________________________________________________________
Deferred tax liabilities:
     Fixed assets. . . . . . . . . . . . . . . . . .$11,797       $13,825
     Foreign taxes . . . . . . . . . . . . . . . . .  8,672         1,637
     Other . . . . . . . . . . . . . . . . . . . . .  1,027             -
                                                    __________________________
Gross deferred tax liabilities . . . . . . . . . . . 21,496        15,462
                                                    __________________________
Deferred tax assets:
     Tax loss carryforwards. . . . . . . . . . . . .(16,571)       (12,618)
     Postretirement and other benefits . . . . . . .(10,317)        (9,041)
     Currently non-deductible expenses . . . . . . . (4,384)        (2,594)
     Foreign tax credit. . . . . . . . . . . . . . .      -         (2,000)
     Other . . . . . . . . . . . . . . . . . . . . .    (892)       (1,333)
                                                    __________________________
Gross deferred tax assets. . . . . . . . . . . . . . (32,164)      (27,586)
Valuation allowance. . . . . . . . . . . . . . . . .  16,571        12,414
                                                    __________________________
Net deferred tax assets. . . . . . . . . . . . . . . (15,593)      (15,172)
                                                    __________________________
Net deferred tax liability . . . . . . . . . . . . .$  5,903      $     290
                                                    ========================

    The net change in the valuation allowance for deferred tax assets was an increase of $4,157 and relates primarily to the increase in tax loss carryforwards for which no benefit can be currently recognized.


Note L - Employee Benefits
Retirement Benefits
In 1995, the Company assumed the defined Benefit Pension Plan (the Retirement
Plan) and an Excess Benefit Plan of the former Dibrell. The Retirement Plan provides retirement benefits for substantially all of the former Dibrell's U.S. salaried personnel based on years of service rendered and compensation during the last five years of employment. The Company maintains an Excess Benefit Plan that provides individuals who participate in the Retirement Plan the difference between the benefits they could potentially accrue under the Retirement Plan and the benefits actually paid as limited by regulations imposed by the Internal Revenue Code. The Company funds these plans in amounts consistent with the funding requirements of Federal Law and Regulations.
    Certain non-U.S. plans are sponsored by certain Florimex subsidiaries located in Italy, Austria and Germany. These plans cover substantially all of their full-time employees. Additional non-U.S. plans sponsored by certain tobacco subsidiaries cover substantially all of their full-time employees located in Greece, Italy, The Netherlands, Turkey and Zimbabwe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note L - Employee Benefits (continued)
    Net pension cost included the following components:

                                                    1996         1995       1994
__________________________________________________________________________________
Service cost - benefits earned during the year . .$ 1,402      $ 1,528   $ 1,270
Interest cost on projected benefit obligation. . .  4,286        4,040     3,612
Return on assets - actual. . . . . . . . . . . . . (6,174)      (4,596)     (357)
Amortization of transition asset at July, 1986 . .   (268)        (268)     (273)
Amortization of prior service costs. . . . . . . .    659          704       488
Amortization of unrecognized loss(gain). . . . . .  3,004        1,778    (2,537)
                                                  _______________________________
Net pension cost before effect of curtailment. . .  2,909        3,186     2,203
Effect of curtailment . . . . . . . .  . . . . . .   (698)           -         -
                                                  _______________________________
Net pension cost. . . . . . . . . . .  . . . . . .$ 2,211      $ 3,186   $ 2,203
                                                  ===============================

     The funded status of the plans at June 30 was as follows:

                                                    1996        1995
_________________________________________________________________________
Actuarial present value of accumulated
benefit obligation
  Vested . . . . . . . . . . . . . . . . . . . . . $46,893    $41,935
  Nonvested. . . . . . . . . . . . . . . . . . . .     484        576
                                                  _______________________
                                                    47,377     42,511
Benefits attributable to projected
  salary increases . . . . . . . . . . . . . . . .   9,560     12,077
                                                  _______________________
                                                    56,937     54,588
Plan assets at fair value. . . . . . . . . . . . .  41,045     37,141
                                                  _______________________
Projected benefit obligation in excess of
  plan assets. . . . . . . . . . . . . . . . . . .  15,892     17,447
Unamortized transition asset   . . . . . . . . . .   1,792      2,020
Unrecognized prior service costs . . . . . . . . .  (6,817)    (7,728)
Unrecognized net gain (loss) . . . . . . . . . . .   4,108     (1,797)
Adjustment required to recognize
  minimum liability. . . . . . . . . . . . . . . .   5,502      5,505
                                                  ______________________
Net pension liability. . . . . . . . . . . . . . . $20,477    $15,447
                                                  ======================

    For the U.S. plans, projected benefit obligations were determined using assumed discount rates of 8% for the Retirement Plan for all three years and 8% for the Excess Benefit Plan for all three years. Assumed compensation increases were 7% for 1996 and 6.5% for 1995 and 1994 for the Retirement Plan and 5% for 1996 and 1995 and 4% for 1994 for the Excess Benefit Plan. The assumed long-term rate of return on plan assets for all three years was 9% for the Retirement Plan and 8% for 1996 and 1995 and 10% for 1994 for the Excess Benefit Plan. Plan assets consist principally of common stock and fixed income securities. For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice. No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note L - Employee Benefits (continued)
    The Company also sponsors a 401-K savings plan for most of its salaried employees located in the United States. The Company's contributions to the plan were $481 in 1996, $652 in 1995, and $648 in 1994.
    The Company has a Profit-Sharing Plan for substantially all of the salaried employees meeting certain eligibility requirements who were employed by Monk-Austin. This Profit Sharing Plan is in lieu of a defined benefit pension plan. Profit-Sharing Plan contributions are discretionary and totaled $1,043 in 1995, and $1,416 in 1994. There were no contributions in 1996.
    The Company adopted a Cash Balance Plan on July 1, 1996, that combines the Retirement Plan of the former Dibrell and the Profit-Sharing Plan of the former Monk-Austin. The adoption is estimated to increase the present value of the accumulated benefit obligation by $2,300, decrease the benefits attributable to projected salary increases by $1,800 and increase net pension cost by $600.

Postretirement Health and Life Insurance Benefits
The Company provides certain health and life insurance benefits to retired employees (and their eligible dependents) who meet specified age and service requirements. Plan assets consist of paid up life insurance policies on certain current retirees. The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.
    The benefit obligation was determined using an assumed discount rate of 8.0% for all three years and an assumed rate of increase in health care costs, also known as the health care cost trend rate, of 11.5% for 1996 and 13.0% for 1995 and 1994. This trend rate is assumed to decrease gradually to 5.5% by 2007. The assumed long-term rate of return on plan assets was 5.5% for 1996 and 5.4% for 1995 and 1994. Based on current estimates, increasing the health care cost trend rate by one percentage point would increase the benefit obligation by approximately $1.7 million.
    The following table presents the plan's funded status at June 30 reconciled with amounts recognized in the Company's balance sheet:

                                                  1996                 1995
_________________________________________________________________________________
Accumulated postretirement benefit obligation:
  Retirees . . . . . . . . . . . . . . . . . . . $12,373             $11,104
  Fully eligible active plan participants. . . .   2,077               2,937
  Other active plan participants . . . . . . . .   5,377               4,118
Plan assets at fair value. . . . . . . . . . . .     (62)               (159)
                                                 _________           ________
Accumulated postretirement benefit
  obligation in excess of plan assets. . . . . .  19,765              18,000
Unrecognized prior service cost. . . . . . . . .    (170)               (191)
Unrecognized net gain. . . . . . . . . . . . . .     456               1,237
                                                 ________            ________
Accrued postretirement benefit cost. . . . . . . $20,051              $19,046
                                                =========            ========

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note L - Employee Benefits (continued)
    Net periodic postretirement benefit cost included the following components:

                                                  1996      1995      1994
_____________________________________________________________________________
Service cost . . . . . . . . . . . . . . .      $   420   $   395    $  361
Interest cost. . . . . . . . . . . . . . .        1,502     1,348     1,338
Actual return on plan assets . . . . . . .           16         7       (17)
                                                 ______    ______    ______
Net periodic postretirement benefit cost .       $1,938   $1,750     $1,682
                                                 ======   ======     ======

    The Company continues to evaluate ways in which it can better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.
    Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements. For these foreign plans, the cash-basis cost of benefits charged to income was not material in 1996, 1995 and 1994.


Note M - Geographic Area Data, Export Sales and Other Information
The following description and tables present the Company's tobacco and flower operations in different geographic areas in conformity with the Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (SFAS 14). Geographic area information for tobacco operations as to net sales and operating profit is based on the origin of the product sold, and identifiable assets are classified based on the origination of the product. Turkish tobacco is included in other origin. Geographic area information for flower operations as to net sales and operating profit is based on the point of sale, and identifiable assets are classified based on the point of sale. Corporate assets consist primarily of those related to cost investments. Export sales are defined as foreign sales of United States origin.

Tobacco
The Company is principally engaged in the tobacco business. Through its wholly-owned subsidiary, DIMON International, Inc. ("DIMON International"). DIMON International and its U.S. tobacco subsidiaries buy leaf tobacco on the auction markets in Florida, Georgia, South Carolina, North Carolina, Virginia, Kentucky, Tennessee and Maryland for its customers. This tobacco is shipped to plants located in Virginia and North Carolina where it is processed, packed in hogsheads or cases and then stored until ordered shipped by its customers. DIMON International and its tobacco subsidiaries also are engaged in buying, processing and exporting tobacco grown in Argentina, Brazil, China, Greece, Guatemala, India, Italy, Malawi, Mexico, Tanzania, Turkey, Zimbabwe and other areas which is sold on the world markets. DIMON International's investee companies are located in Greece, Zimbabwe and the United States.
    The disaggregation of entities necessary for geographic area data may require the use of estimation techniques for operating profit. The identifiable assets presentation does not take into account the seasonal aspects of the tobacco business, particularly the seasonal peak in South America.

Flowers
The Company imports, exports and distributes cut flowers through the Florimex group, which operates through 57 offices on six continents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note M - Geographic Area Data, Export Sales and Other Information (continued)

                                              Sales and    Operating
                                                Other        Profit
                                              Operating   As Defined By   Identifiable
                                                Revenues      SFAS 14        Assets
_______________________________________________________________________________________
1996
Tobacco
           United States. . . . . . . . . . .$  854,853    $ 47,428      $  106,615
           South America. . . . . . . . . . .   524,886      57,038         442,471
           Asia . . . . . . . . . . . . . . .    43,023       1,372          34,567
           Africa . . . . . . . . . . . . . .   208,898       9,695         170,712
           Other  . . . . . . . . . . . . . .   138,506      10,756         114,213
           Worldwide supply contract. . . . .         -           -           9,171
                                                ________________________________________
                                             $1,770,166    $126,289      $  877,749
                                             ___________________________________________


Flowers
           Europe . . . . . . . . . . . . . .$  334,104    $  5,532      $   85,418
           United States. . . . . . . . . . .    20,797         579           6,552
           Other. . . . . . . . . . . . . . .    42,406       2,365           7,035
                                             ___________________________________________
                                             $  397,307    $  8,476      $   99,005
                                             ___________________________________________

                                             $2,167,473    $134,765 (1)  $  976,754
                                             ===========
           Corporate. . . . . . . . . . . . .               (20,354)(1)      34,992
           Equity in net assets of
             investee companies and
             related advances:  Tobacco . . .                     -           8,268
                                                                         ___________
                                                                         $1,020,014
                                                           __________    ===========
           Operating profit
             before interest expense. . . . .              $114,411
           Interest expense . . . . . . . . .               (46,924)
                                                           __________

           Income before income taxes, minority
             interest, equity in net assets of
             investee companies and
             extraordinary item. . . . .                   $ 67,487
                                             ===========================================

(1)  Includes restructuring expenses (recoveries) of $431, Tobacco -
United States; $9,308, South America; $330, Africa; $1,369, Other; $(498),
Flowers - United States; and $4,420, Corporate.


                               Europe    Far East    Other       Total
_______________________________________________________________________________________
Export sales of U.S. origin . $159,763   $193,613   $54,886    $408,262
                              =========================================================


                                        Tobacco     Flowers      Total
________________________________________________________________________________________
Depreciation and amortization. . . . . .$26,802     $6,978    $33,780
                                        =================================================
Capital expenditures. . . . .. . . . . .$35,444     $5,822    $41,266
                                        =================================================
Equity in net loss of investee
  companies. . . . . . . . . . . . . . .$  (330)    $    -    $  (330)
                                        =================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note M -  Geographic Area Data, Export Sales and Other Information (continued)

                                              Sales and      Operating
                                                Other      Profit (Loss)
                                              Operating    As Defined By Identifiable
                                              Revenues        SFAS 14       Assets
_________________________________________________________________________________________
1995
Tobacco
           United States. . . . . . . . . . .$  883,294    $ 19,137      $  119,889
           South America. . . . . . . . . . .   446,102      17,249         455,526
           Asia . . . . . . . . . . . . . . .    28,111      (3,222)         40,850
           Africa . . . . . . . . . . . . . .   162,562       2,926         150,736
           Other  . . . . . . . . . . . . . .    35,189       1,375          74,180
           Worldwide supply contract. . . . .         -           -          10,770
                                                _________________________________________
                                             $1,555,258    $ 37,465      $  851,951
                                             ____________________________________________


Flowers
           Europe . . . . . . . . . . . . . .$  326,702    $  1,970      $   98,835
           United States. . . . . . . . . . .    24,439      (5,698)          6,722
           Other. . . . . . . . . . . . . . .    34,789         658           4,976
                                             ____________________________________________
                                             $  385,930    $ (3,070)     $  110,533
                                             ____________________________________________

                                             $1,941,188    $ 34,395(1)   $  962,484
                                             ===========
           Corporate. . . . . . . . . . . . .               (11,328)        108,502
           Equity in net assets of
             investee companies and
             related advances:  Tobacco . . .                     -          22,622
                                                                         ___________
                                                                         $1,093,608
                                                           __________    ===========
           Operating profit
             before interest expense. . . . .              $ 23,067
           Interest expense . . . . . . . . .               (45,231)
                                                           __________

           Income (loss) before income
             taxes, minority interest
             and equity in net assets
             of investee companies. . . . .  $(22,164)
                                             ============================================

(1)        Includes restructuring expenses of $22,295, Tobacco - United
States; $107, South America; $76, Africa; $855, Other; $741, Flowers - Europe;
and $1,881, United States.


                               Europe    Far East    Other       Total
____________________________________________________________________________________
Export sales of U.S. origin . $174,649   $260,310   $23,891    $458,850
                              ======================================================


                                        Tobacco     Flowers      Total
_______________________________________________________________________________________
Depreciation and amortization. . . . . .$24,034     $7,818     $31,852
                                        ===============================================
Capital expenditures. . . . .. . . . . .$29,033     $6,859     $35,892
                                        ===============================================
Equity in net income of
  investee companies. . . . .  . . . . .$ 1,805     $    -     $ 1,805
                                        ===============================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note M -  Geographic Area Data, Export Sales and Other Information (continued)

                                                 Sales and     Operating
                                                   Other     Profit (Loss)
                                                 Operating   As Defined By  Identifiable
                                                  Revenues      SFAS 14        Assets
__________________________________________________________________________________________

1994
Tobacco
           United States. . . . . . . . . . .$  548,735    $ 16,370      $  268,910
           South America. . . . . . . . . . .   285,158       1,631         448,428
           Asia . . . . . . . . . . . . . . .    34,473        (845)         13,177
           Africa . . . . . . . . . . . . . .   161,338      13,584         105,611
           Other  . . . . . . . . . . . . . .    66,018       2,192          40,993
           Worldwide supply contract. . . . .         -           -          12,000
                                             _____________________________________________
                                             $1,095,722    $ 32,932      $  889,119
                                             _____________________________________________

Flowers
           Europe . . . . . . . . . . . . . .$  295,615    $  3,984      $   89,241
           United States. . . . . . . . . . .    42,304      (2,104)         10,290
           Other. . . . . . . . . . . . . . .    31,137         681           3,409
                                             _____________________________________________
                                             $  369,056    $  2,561      $  102,940
                                             _____________________________________________
                                             $1,464,778    $ 35,493      $  992,059
                                             ===========
           Corporate. . . . . . . . . . . . .                (5,731)         17,350
           Equity in net assets of
             investee companies and
             related advances:  Tobacco . . .                     -          34,407
                                                                         ___________
                                                                         $1,043,816
                                                           _________     ===========
           Operating profit
             before interest expense. . . . .              $ 29,762
           Interest expense . . . . . . . . .               (35,117)
                                                           _________
           Income (loss) before income
             taxes, minority interest and
             equity in net assets of
             investee companies. . . . . . . .             $ (5,355)
                                             ===============================================

                               Europe    Far East    Other      Total
_____________________________________________________________________________________________
Export sales of U.S. origin . $119,650   $239,881   $9,511     $369,042
                              ===============================================================

                                          Tobacco    Flowers     Total
_________________________________________________________________________________________
Depreciation and amortization. . . . . .$21,871     $ 6,991     $28,862
                                        ================================================
Capital expenditures. . . . .. . . . . .$22,354     $10,028     $32,382
                                        ================================================
Equity in net income
  of investee companies. . . . . . . . .$    98   $       -     $    98
                                        ================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note M -  Geographic Area Data, Export Sales and Other Information (continued)
    Of the 1996, 1995 and 1994 tobacco sales and other operating revenues, approximately 55%, 52% and 43%, respectively, were to various tobacco customers which management has reason to believe are now owned by or under the common control of three companies (two companies in 1994), each of which accounted for more than 10% of net sales. At June 30, 1996, there was approximately $43.8 million due from the three major tobacco customers and included in Trade receivables.
    The following table summarizes the net sales made to each customer for the periods indicated:

                                                          1996           1995           1994
Customer A . . . . . . . . . . . . . . . . . . . .       $474,787      $317,110       $238,370
Customer B . . . . . . . . . . . . . . . . . . . .        336,989       279,257              -
Customer C . . . . . . . . . . . . . . . . . . . .        170,167       214,622        231,852
                                                         ________      ________       ________
       Total . . . . . . . . . . . . . . . . . . .       $981,943      $810,989       $470,222
                                                         =======       ========       =======

     No customers in the flower operation accounted for more than 10% of flower sales.


Note N - Foreign Currency Translation
The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all asset and liability accounts are translated at the current exchange rate, and income statement items are translated at the average exchange rate for each quarter; resulting translation adjustments, net of deferred taxes, are made directly to a separate component of stockholders' equity. Transaction adjustments, however, are made in the Statement of Consolidated Income. These include realized exchange adjustments relating to assets and liabilities denominated in foreign currencies. Financial statements of entities located in highly inflationary economies are remeasured in U.S. dollars. The remeasurement of and subsequent transaction adjustments are also made in the Statement of Consolidated Income.
    For 1996, the transaction adjustments netted to a gain of $368. The transaction adjustments netted to a loss of $570 and a gain of $1,179 for 1995 and 1994, respectively, and were primarily related to the Company's Brazilian operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note O - Contingencies and Other Information
On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through August 29, 1996, of $23,474, before related tax benefits for all assessed interest. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest through June 30, 1996, of $41,577, before related tax benefits for all assessed interest. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.
    Consistent with the 1994 plan to liquidate Korean American Tobacco, a 49% owned affiliate, the Company is involved in legal negotiations related to the final settlement and liquidating dividend. While the ultimate results of these negotiations cannot be determined, management does not expect that the outcome will have a material adverse effect on the Company's consolidated balance sheet or results of operations.
    The Company and certain subsidiaries have available letters of credit of $195,304 at June 30, 1996, of which $144,701 was outstanding. These letters of credit represent, generally, performance guarantees issued in connection with purchases and sales of domestic and foreign tobacco.
    The Company is guarantor as to certain lines and letters of credit of affiliated companies in an amount not to exceed approximately $8,324. There was approximately $527 outstanding under these guarantees at June 30, 1996.
    The Company's subsidiaries have guaranteed certain loans made by Brazilian banks to local farmers. There was approximately $32,398 outstanding under these guarantees at June 30, 1996.
    The Company enters into forward exchange contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. At June 30, 1996, the Company had $1.4 million ($1 million in 1995) of U.S. dollar/Deutschmark exchange contracts outstanding, all of which were in Deutschmarks. The forward exchange contracts generally have maturities that do not exceed 44 days at June 30, 1996.
    The Company's other off balance sheet risks are not material.
    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates may change with future events.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note P - Selected Quarterly Financial Data (Unaudited)
Summarized quarterly financial information is as follows:

                                                                              Per Share of
                                               In Thousands                   Common Stock
                               _______________________________________       ____________
                               Sales and
                                 Other                          Net            Net
                               Operating      Gross            Income         Income
                               Revenues (1)   Profit (1)       (Loss)        (Loss)(3)
_____________________________________________________________________________________
1996  Fiscal Year . . . . . . .$2,167,473     $262,481        $ 41,270       $  1.01
      Fourth Quarter. . . . . .   487,271       64,022 (2)       9,130 (2)       .21 (2)
      Third Quarter . . . . . .   577,092       61,195           6,274           .16
      Second Quarter. . . . . .   763,418       82,460          19,838           .48
      First Quarter . . . . . .   339,692       54,804           6,028 (4)       .16 (4)

1995  Fiscal Year . . . . . . .$1,941,188     $181,824        $(30,165)       $(0.79)
      Fourth Quarter. . . . . .   382,454       28,489 (2)     (39,928) (2)    (1.05) (2)
      Third Quarter . . . . . .   649,170       62,228           7,576          0.20
      Second Quarter. . . . . .   634,796       56,206           3,709          0.10
      First Quarter . . . . . .   274,768       34,901          (1,522)        (0.04)
____________________________________________

(1) In the fourth quarter of 1996 the Company has reclassified Other income into Sales and other operating revenues. The Company has also reclassified Sundry deductions into Cost of goods sold. Both Other income and Sundry deductions are not material and the reclassification does not affect Net income.

      Previously reported Net sales and Gross margin were as follows:


                                      Net Sales    Gross Profit
                                   _____________________________

      1996      Third Quarter . . $      573,084  $  57,355
                Second Quarter. .        755,228     74,319
                First Quarter . .        335,349     50,859

      1995      Fiscal Year . . .     $1,927,749   $170,233
                Fourth Quarter. .        380,215     27,243
                Third Quarter . .        644,079     58,320
                Second Quarter. .        631,503     52,628
                First Quarter . .        271,952     32,042


(2)   In the fourth quarter of 1996 the Company recorded a $15.4 million charge related to restructuring costs. In the fourth quarter of 1995 the Company recorded charges of $9.2 million and $26.0 million related to the valuation of certain inventories and restructuring and merger related costs, respectively.

(3)   Fully diluted amounts are anti-dilutive for 1995.

(4) In the first quarter of 1996, the Company recorded $1,400 (net of $870 tax), or $.03 per share, as an extraordinary item for the partial recovery of an Iraqi receivable.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information
     DIMON International, Inc. and Florimex Worldwide, Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of DIMON Incorporated, have fully and unconditionally guaranteed on a joint and several basis DIMON Incorporated's obligations to pay principal, premium and interest relative to the $125 million Senior Notes due 2006. Management has determined that separate, full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. Supplemental combining financial information of the Guarantors is presented below:

                 DIMON INCORPORATED AND SUBSIDIARIES
              Supplemental Combining Statement of Income
                       Year Ended June 30, 1996
                            (in thousands)

                                                 DIMON          Non-
                                               Incorporated  Guarantors        Guarantors       Eliminations
           Total
Sales and other operating revenues . . . . . .$  26,003      $1,418,433        $1,236,781       $(513,744)a
        $2,167,473
Cost of goods and services sold. . . . . . . .   (5,067)      1,329,424         1,030,612        (449,977)a
         1,904,992
                                                ________     ___________       __________
____________         ___________
                                                 31,070          89,009           206,169         (63,767)
           262,481

Selling, administrative and general. . . . . .   13,059          69,794            78,962
(29,105)a,b            132,710
Restructuring and merger
  related cost . . . . . . . . . . . . . . . .    4,420           1,429             9,511               -
            15,360
                                                 ________       ________         ________        __________
        ___________
                                                 13,591          17,786           117,696         (34,662)
           114,411

Interest Expense . . . . . . . . . . . . . . .   24,764          28,916            27,906         (34,662)a
            46,924
                                                 ________      ___________       __________      __________
        ___________

Income (loss) before income taxes,
  minority interest and equity in
  net income (loss) of investee
  companies, equity in net income
  of subsidiaries and
  extraordinary item . . . . . . . . . . . . .  (11,173)        (11,130)           89,790               -
            67,487
Income taxes (benefits). . . . . . . . . . . .   (2,516)         (2,352)           31,863               -
            26,995
                                                ________        _________       __________         _________
        ____________
Income (loss) before minority interest,
  equity in net income (loss) of
  investee companies, equity in net
  income of subsidiaries and
  extraordinary item . . . . . . . . . . . . .   (8,657)         (8,778)           57,927               -
            40,492
Income applicable to minority
  interest . . . . . . . . . . . . . . . . . .        -               -               292               -
               292
Equity in net income (loss) of investee
  companies, net of income taxes . . . . . . .        -              98              (428)              -
             (330)
Equity in net income of
  subsidiaries . . . . . . . . . . . . . . . .   49,927          57,207                 -        (107,134)a
                -
Extraordinary item . . . . . . . . . . . . . .        -           1,400                 -                -
            1,400
                                                ________     ___________          ________      ____________
      ____________
NET INCOME . . . . . . . . . . . . . . . . . .  $41,270      $   49,927           $57,207        $(107,134)
      $    41,270
                                                ========     ===========          =========     ============
      ============

a.     Inter-company eliminations.

b. Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                DIMON INCORPORATED AND SUBSIDIARIES
                 Supplemental Combining Balance Sheet
                            June 30, 1996
                            (in thousands)
                                                 DIMON          Non-
                                               Incorporated  Guarantors        Guarantors      Eliminations
          Total
ASSETS
Current assets
  Cash and cash equivalents  . . . . .        $    723       $6,894            $ 46,120        $     83 a
       $   53,820
  Notes receivable . . . . . . . . . .             -            475              19,347          (18,695)b
            1,127
  Trade receivables, net of
     allowances. . . . . . . . . . . .         26,762       178,390             162,624         (176,878)b
          190,898
  Inventories:
     Tobacco . . . . . . . . . . . . .              -        54,729             260,747                -
          315,476
     Other . . . . . . . . . . . . . .             49         1,174              16,802                -
           18,025

  Advances on purchases of tobacco . .        168,616        28,113              49,659         (171,679)b
           74,709
  Recoverable income taxes . . . . . .              -             -               1,563                -
            1,563
  Prepaid expenses . . . . . . . . . .          4,190           979               7,988                -
           13,157
                                             _________      _______           __________         ___________
         ___________
       Total current assets                   200,340       270,754             564,850         (367,169)
          668,775
                                             _________      ________          __________         ___________
         ___________
Investments and other assets
  Equity in net assets of
     investee companies. . . . . . . .              -         5,884               2,384                -
           8,268
  Consolidated subsidiaries. . . . . .        288,533       336,667              21,230         (646,430)b
               -
  Other investments. . . . . . . . . .         23,067         2,861               9,337          (32,278)b
           2,987
  Notes receivable . . . . . . . . . .            139         3,965                 (26)               -
           4,078
  Other. . . . . . . . . . . . . . . .              -           981              18,170                -
          19,151
                                             _________     _________           _________       ___________
     ___________
                                              311,739       350,358              51,095         (678,708)
          34,484
                                             _________     _________           _________       ___________
     ___________

Intangible assets
  Excess of cost over related net
     assets of business acquired . . .            375         8,281              14,465                -
          23,121
  Production and supply contracts. . .              -        25,960               7,365                -
          33,325
  Pension asset. . . . . . . . . . . .          3,042         1,088                   -                -
           4,130
                                             _________      _________          _________       __________
      ___________
                                                3,417        35,329              21,830                -
          60,576
                                             _________      _________          __________      __________
      ___________
Property, plant and equipment
  Land . . . . . . . . . . . . . . . .          1,770         1,925              15,528                -
          19,223
  Buildings. . . . . . . . . . . . . .          4,739        25,568             113,434                -
         143,741
  Machinery and equipment. . . . . . .          5,271        48,858             106,108                -
         160,237
  Allowances for depreciation. . . . .         (4,883)      (26,877)            (54,666)               -
         (86,426)
                                             _________      _________          _________        __________
     ___________
                                                6,897        49,474             180,404                -
         236,775
                                             _________      _________           ________        ___________
     ___________

Deferred taxes and other
  deferred charges . . . . . . . . . .         19,259             -                 145                -
          19,404
                                             _________     __________         __________     ____________
      __________
                                              $541,652     $705,915            $818,324      $(1,045,877)
      $1,020,014
                                             =========     ==========         ==========     ===========
      ==========

a. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.
b.     Inter-company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
                 Supplemental Combining Balance Sheet
                            June 30, 1996
                            (in thousands)

                                    DIMON
                                 Incorporated        Guarantors        Non-Guarantors   Eliminations
Total
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable. . . . . . . . . $          -           $      -       $       -         $       -
$       -
  Accounts payable:
     Trade . . . . . . . . . . . .      1,423            281,706          86,216          (303,375)b
   65,970
     Officers and employees. . . .     14,427              2,263           7,384                 -
   24,074
     Other . . . . . . . . . . . .      4,749              1,554           8,159                 -
   14,462
  Advances from customers. . . . .      3,380             49,729          73,029           (51,985)b
   74,153
  Accrued expenses . . . . . . . .      2,418             13,941          35,438                 -
   51,797
  Income taxes . . . . . . . . . .    (12,489)c            3,083          15,042              (277)b
    5,359
  Long-term debt current . . . . .      4,286                350           5,982                 -
   10,618
                                     _________        ___________        _______         __________
 _________
       Total current liabilities .     18,194            352,626         231,250          (355,637)
  246,433
                                     _________        ____________       _______         __________
 _________

Long-term debt
  Revolving Credit Notes
    and Other  . . . . . . . . . .     48,856              1,068         226,717           (10,770)b
  265,871
  Senior Notes . . . . . . . . . .    125,000                  -               -                 -
  125,000
                                   __________         _____________      ________         __________
 _________
                                      173,856              1,068         226,717           (10,770)
  390,871
Deferred Credits
  Income taxes . . . . . . . . . .      6,198             (6,259)         21,557                 -
   21,496
  Compensation and other
    benefits . . . . . . . . . . .     27,556              8,629           8,280                 -
   44,465
                                    __________         __________        _________        __________
 _________
                                       33,754              2,370          29,837                 -
   65,961

Minority interest in
  subsidiaries . . . . . . . . . .          -                  -            901                  -
      901
                                    __________         __________        ________         __________
 _________

Stockholders' equity
  Common stock/Paid-in-capital . .    136,959            143,026        180,366           (323,392)b
  136,959
  Retained earnings. . . . . . . .    177,419            203,982        146,398           (350,380)b
  177,419
  Equity-currency conversions. . .      2,842              2,843          2,855             (5,698)b
    2,842
  Additional minimum pension
    liability. . . . . . . . . . .     (1,372)                 -              -                  -
   (1,372)
  Unrealized gain on investments .          -                  -              -                  -
        -
                                     __________         ________        _________         ___________
__________
                                      315,848            349,851        329,619           (679,470)
  315,848
                                     __________         _________       _________      _____________
__________
                                     $541,652           $705,915       $818,324        $(1,045,877)
$1,020,014
                                     ==========         ==========      ========       =============
===========

b.     Inter-company eliminations.

c. Current deferred tax on reserves for restructuring and unallocated estimated tax payments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
            Supplemental Combining Statement of Cash Flows
                       Year Ended June 30, 1996
                            (in thousands)

                                        DIMON
                                     Incorporated   Guarantors    Non-Guarantors    Eliminations      Total
Operating Activities
  Net Income (Loss). . . . . . . .    $ 41,270      $49,927       $57,207           $(107,134)a     $41,270
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Depreciation and amortization. . .   2,326       10,826        20,628                   -        33,780
    Deferred items . . . . . . . .      (3,335)       2,437         6,749                   -         5,851
    Loss (gain) on foreign currency
      transactions . . . . . . . .          46          (69)         (345)                  -          (368)
    Gain on disposition of fixed
      assets . . . . . . . . . . .          (14)     (1,098)       (1,303)                  -        (2,415)
    Gain on sale of investee . . . . . .      -           -        (3,751)                  -        (3,751)
    Gain on sale of investment . . . . .      -           -        (1,090)                  -        (1,090)
    Undistributed (earnings) loss of
      investees/subsidiaries . . . . .  (49,927)    (57,305)          428             107,134 a         330
    Dividends received from investee .        -       1,100           365                   -         1,465
    Income applicable to minority
      interest . . . . . . . . . .            -           -           292                   -           292
    Bad debt expense . . . . . . .            -         (10)        1,053                   -         1,043
    Decrease (increase) in accounts
      receivable . . . . . . . . .      123,123     (12,826)      (43,527)            (79,414)a     (12,644)
    Decrease (increase) in inventories
      and advances on purchases of
      tobacco. . . . . . . . . . .        6,938      91,721        28,682             (62,903)a      64,438
    Decrease in recoverable taxes. .          -           -           444                   -           444
    Decrease (increase) in
      prepaid expenses . . . . . .        7,052        (313)       10,518                   -        17,257
    Increase (decrease) in accounts
      payable and accrued expenses .      5,212     133,597       (32,157)            (91,841)a      14,811
    Increase (decrease) in advances
      from customers . . . . . . .         (499)   (194,582)       13,721             206,476 a      25,116
    Increase (decrease) in income
      taxes. . . . . . . . . . . .       (2,239)    (4,306)           705                (277)a      (6,117)
    Other. . . . . . . . . . . . .           56        230           (194)                  -            92
                                       ________    ________       ________           __________    _________
      Net cash provided (used) by
        operating activities.           130,009     19,329         58,425             (27,959)      179,804
                                       ________    ________       ________           __________    _________
Investing Activities
  Purchase of property and
    equipment . . . . . . . . . .         (436)     (5,363)       (35,467)                  -       (41,266)
  Proceeds from sale of property
    and equipment. . . . . . . . .           14      4,784          3,807                   -         8,605
  Payments on notes receivable and
    receivable from investees . .        30,034        870            228             (30,000)a       1,132
  Advances of notes receivable. .           (83)      (350)       (19,834)             18,695 a      (1,572)
  Proceeds from or (advances) for
    other investments and
    other assets  . . . . . . . .         5,232     24,634          1,304              (6,748)a      24,422
  Purchase of subsidiary, $8,236 for
    property and equipment. . . .             -     (6,543)             -                   -        (6,543)
                                        ________   ________       ________            _________    _________
      Net cash provided (used) by
        investing activities. . .       34,761      18,032        (49,962)            (18,053)      (15,222)
                                        ________   ________       _________           _________    _________

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
            Supplemental Combining Statement of Cash Flows
                       Year Ended June 30, 1996
                            (in thousands)

                                        DIMON
                                     Incorporated   Guarantors    Non-Guarantors    Eliminations      Total

Financing Activities
  Repayment of debt. . . . . . .        (622,367)      (32,346)     (206,150)           30,000 a
(830,863)
  Proceeds from debt . . . . . .         477,171             -       231,806           (10,770)a
698,207
  Cash dividends paid to DIMON
    Incorporated stockholders            (21,731)            -             -                 -
(21,731)
  Cash dividends paid to minority
    stockholders . . . . . . . .               -             -          (169)                -
(169)
  Proceeds from sale of common stock .     1,552             -             -                 -
1,552
                                         ________     _________      ________          _________
_________
      Net cash provided (used) by
        financing activities.          (165,375)      (32,346)        25,487            19,230
(153,004)
                                         ________     ________       _________          _________
_________
Effect of exchange rate
  changes on cash. . . .                      -             -            (84)                -
(84)
                                         ________     ________       _________          _________
_________
Increase (decrease) in cash and
  cash equivalents . . .                   (605)        5,015         33,866           (26,782)
11,494
Cash and cash equivalents at
  beginning of year. . .                  1,328         1,879         12,254            26,865
42,326
                                         _________    __________    __________        ___________
__________
      Cash and cash equivalents
        at end of period               $    723      $  6,894      $  46,120          $     83        $
53,820
                                       ===========   ==========     ==========        ==========
==========

a.     Inter-company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
              Supplemental Combining Statement of Income
                       Year Ended June 30, 1995
                            (in thousands)

                                           DIMON
                                         Incorporated   Guarantors        Non-Guarantors   Eliminations
Total

Sales and other operating revenues . . . $  10,541      $1,259,125        $849,723         $ (178,201)a
$1,941,188
Cost of goods and services sold. . . . .     3,340 b     1,159,613         733,538           (137,127)a
1,759,364
                                          ________      ___________       ________         ___________
___________
                                             7,201          99,512         116,185            (41,074)
181,824

Selling, administrative and general. . .    13,936          51,073          80,692             (12,899)a,c
132,802
Restructuring and merger related
  costs. . . . . . . . . . . . .            16,891           9,487            (423)                  -
 25,955
                                           ________     ___________        ________        ___________
___________
                                           (23,626)         38,952          35,916             (28,175)
 23,067
                                           ________     ___________        ________        ___________
___________

Interest Expense . . . . . . . .            11,882          33,824          27,700             (28,175)a
 45,231
                                           ________     ___________        ________        ___________
___________

Income (loss) before income taxes,
  minority interest, equity in
  net income (loss) of investee
  companies, and equity in net
  loss of subsidiaries . . . . . .         (35,508)          5,128           8,216                   -
(22,164)
Income taxes (benefits). . . . . .          (8,567)          3,767          10,780                   -
  5,980
                                           ________     ___________        ________         ___________
___________
Income (loss) before minority
  interest, equity in net income
  (loss) of investee companies
  and equity in net loss of
  subsidiaries . . . . . . . . . .        (26,941)           1,361          (2,564)                  -
(28,144)
Income applicable to minority
  interest . . . . . . . . . . . .              -                -             216                   -
    216
Equity in net income (loss) of
  investee companies, net of
  income taxes . . . . . . . . . .              -              348          (2,153)                  -
 (1,805)
Equity in net loss of
  subsidiaries . . . . . . . . . .         (3,224)          (4,933)              -               8,157 a
      -
                                          ________    _____________       _________         ___________
___________
NET LOSS . . . . . . . . . . . . .       $(30,165)      $   (3,224)       $ (4,933)          $   8,157     $
(30,165)
                                         =========    ============        =========         ===========
===========

a.     Inter-company eliminations.

b.     Reserve for inter-company profit in ending inventories

c. Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                DIMON INCORPORATED AND SUBSIDIARIES
                 Supplemental Combining Balance Sheet
                            June 30, 1995
                            (in thousands)
                                           DIMON
                                         Incorporated   Guarantors        Non-Guarantors   Eliminations
Total

ASSETS
Current assets
  Cash and cash equivalents. . . . . .   $  1,328       $  1,879          $ 12,254        $    26,865 d    $
 42,326
  Notes receivable . . . . . . .           30,015            851             1,136            (30,000)a
  2,002
  Trade receivables, net of
    allowances . . . . . . . . .          150,127        164,866           124,048           (256,291)a
182,750
  Inventories:
     Tobacco . . . . . . . . . .           (5,116) b     103,294           312,253                  -
410,431
     Other . . . . . . . . . . . .             25          2,240            11,914                  -
 14,179

  Advances on purchases of
    tobacco  . . . . . . . . . . .        183,504         70,009            25,448           (234,582)a
 44,379
  Recoverable income taxes . . . .              -              -             2,007                  -
  2,007
  Prepaid expenses . . . . . . . .         12,499            667            19,879                  -
 33,045
                                         _________       ________         _________          ___________
___________
       Total current assets. . . . .      372,382        343,806           508,939           (494,008)
731,119
                                         _________       ________         _________          ____________
___________
Investments and other assets
  Equity in net assets of investee
     companies . . . . . . . . . .              -         2,555            20,067                   -
 22,622
  Consolidated subsidiaries. . . . .      266,381       243,970             5,007            (515,358)a
      -
  Other investments. . . . . . . .            965           366               418                   -
  1,749
  Notes receivable . . . . . . . .             45         1,016             5,046                   -
  6,107
  Other. . . . . . . . . . . . . .            292        13,410            14,445                   -
 28,147
                                         _________     ________           ________            _________
___________
                                          267,683       261,317            44,983            (515,358)
 58,625
                                         _________     ________           ________           __________
___________
Intangible assets
  Excess of cost over related net
    assets of business acquired. . . . .      388       15,209             10,570                   -
26,167
  Production and supply contracts. . . .        -       28,340              8,000                   -
36,340
  Pension asset. . . . . . . . . .          3,131        1,088                  -                   -
 4,219
                                         _________     ________            _______           __________
___________
                                            3,519       44,637             18,570                   -
66,726
                                         _________     ________            ________          __________
___________
Property, plant and equipment
  Land . . . . . . . . . . . . . .          1,770        1,573             16,089                   -
19,432
  Buildings. . . . . . . . . . . .          4,998       21,127            109,683                   -
135,808
  Machinery and equipment. . . . .          5,187       44,335            119,659                   -
169,181
  Allowances for depreciation. . .         (4,167)     (25,293)           (71,912)                  -
(101,372)
                                          _________   ________            ________           __________
___________
                                            7,788       41,742            173,519                   -
223,049
                                          _________   ________            ________           __________
___________
Deferred taxes and other
  deferred charges . . . . . . . .         10,076        4,557               (544)                  -
14,089
                                          _________   ________            __________         __________
___________
                                         $661,448     $696,059           $745,467         $(1,009,366)
$1,093,608
                                         =========    ========           ========         ============
===========

a.     Inter-company eliminations.

b.     Reserve for inter-company profit in ending inventories.

d. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
                 Supplemental Combining Balance Sheet
                            June 30, 1995
                            (in thousands)
                                    DIMON
                                 Incorporated        Guarantors        Non-Guarantors   Eliminations
Total
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable. . . . . . . . . $ 54,400            $ 30,000          $179,336         $    (30,000)a   $
233,736
  Accounts payable:
     Trade . . . . . . . . . . .    4,367             149,566           111,036             (208,410)a
56,559
     Officers and employees. . .   14,643                  27             6,044                    -
20,714
     Other . . . . . . . . . . .      144                 426            12,603                    -
13,173
  Advances from customers. . . .    3,880             228,057            75,748             (258,461)a
49,224
  Accrued expenses . . . . . . .    4,509              13,815            42,158               (3,123)a
57,359
  Income taxes . . . . . . . . .  (10,744)e             3,672            18,271                    -
11,199
  Long-term debt current . . . .    4,714                 628             6,216                    -
11,558
                                 ________            ________          ________          ____________
___________
       Total current liabilities . 75,913             426,191           451,412             (499,994)
453,522
                                 ________            ________          ________          ____________
___________

Long-term debt
  Revolving Credit Notes
    and Other . . . . . . . . .   264,143               2,559            25,826                    -
292,528
  Convertible Subordinated
    Debentures. . . . . . . . .    56,370                   -                 -                    -
56,370
                                 ________            ________           ________          ____________
___________
                                  320,513               2,559            25,826                    -
348,898
                                 ________            ________           ________          ____________
___________
Deferred Credits
  Income taxes . . . . . . . .         70                  19            10,642                    -
10,731
  Compensation and other
    benefits . . . . . . . . .     26,146               7,642             6,927                    -
40,715
                                 ________            ________           ________           ___________
___________
                                   26,216               7,661            17,569                    -
51,446
                                 ________            ________           ________           ____________
___________
Minority interest in
  subsidiaries. . . . . .               -                   -               936                    -
  936
                                 ________            ________           ________           ____________
___________

Stockholders' equity
  Common stock . . . .             80,030             108,780           152,609             (261,389)a
80,030
  Retained earnings. .            157,880             148,455            94,791             (243,246)a
157,880
  Equity-currency conversions. .    1,565               1,796             1,707               (3,503)a
1,565
  Additional minimum pension
    liability. . . . .             (1,286)                  -                 -                    -
(1,286)
  Unrealized gain on investments .    617                 617               617               (1,234)a
  617
                                  ________            ________          ________           ____________
___________
                                  238,806             259,648           249,724             (509,372)
238,806
                                  ________           ________           ________           ____________
___________
                                 $661,448            $696,059          $745,467          $(1,009,366)
$1,093,608
                                 ========            ========          ========          ============
===========

a.     Inter-company eliminations.

e. Current deferred tax on reserves and unallocated, estimated tax payments.









ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
            Supplemental Combining Statement of Cash Flows
                       Year Ended June 30, 1995
                            (in thousands)
                                        DIMON
                                     Incorporated    Guarantors        Non-Guarantors   Eliminations
Total
Operating Activities
  Net Income (Loss). . . . . . . .   $ (30,165)      $ (3,224)         $   (4,933)      $    8,157 a
$(30,165)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Depreciation and amortization. .       607         10,372              20,873                -
31,852
    Deferred items . . . . . . . .       3,922         (3,130)             (1,412)               -
(620)
    Loss (gain) on foreign currency
      transactions . . . . . . . .         (55)            81                 544                -
570
    Gain on disposition of
      fixed assets . . . . . . . .           -           (280)             (1,539)               -
(1,819)
    Undistributed (earnings) loss of
      investees/subsidiaries . . . . .   3,224          4,585               2,153           (8,157)a
1,805
    Dividends received from investees.       -            400                  78                -
478
    Income applicable to minority
      interest . . . . . . . . . .           -              -                 216                -
216
    Bad debt expense . . . . . . .           -            (30)              3,850                -
3,820
    Decrease (increase) in accounts
      receivable . . . . . . . . .    (102,713)       (33,329)             97,941           90,621 a
52,520
    Decrease (increase) in inventories
      and advances on purchases of
      tobacco. . . . . . . . . . .      97,253           823             (261,577)         165,657 a
2,156
    Decrease in recoverable taxes. . .   1,666             -                2,627                -
4,293
    Decrease (increase) in
      prepaid expenses . . . . . .      (8,718)        1,420                3,717                -
(3,581)
    Increase (decrease) in accounts
      payable and accrued expenses . .   5,224         7,736              (25,238)         (45,885)a
(58,163)
    Increase (decrease) in advances
      from customers . . . . . . .        (918)      (15,652)             201,799         (188,257)a
(3,028)
    Increase (decrease) in income
      taxes. . . . . . . . . . . .      (2,817)       7,135                 1,757                -
6,075
    Other. . . . . . . . . . . . .         269            -                   135                -
404
                                    __________     __________           __________       ___________
__________
      Net cash provided (used) by
        operating activities.         (33,221)      (23,093)               40,991          22,136
6,813
                                   __________      __________            __________       ___________
__________
Investing Activities
  Purchase of property and
    equipment . . . . . . . . . .        (117)      (10,966)              (15,953)              -
(27,036)
  Proceeds from sale of property
    and equipment. . . . . . . . .          -           838                 4,039               -
4,877
  Payments on notes receivable and
    receivable from investees. . .         15         3,516                24,010               -
27,541
  Issuance of notes receivable . .    (30,000)       (2,829)               (3,500)         30,000 a
(6,329)
  Proceeds from or (advances) for
    other investments and
    other assets . . . . . . . . .      5,865        (9,075)                2,601           4,676 a
4,067
  Purchase of minority interest
    in subsidiaries. . . . . . . .          -             -                  (507)              -
(507)
  Purchase of subsidiary, $8,856 for
    property and equipment . . . . . .      -       (17,123)                    -               -
(17,123)
                                       __________  __________           __________     ___________
__________
      Net cash provided (used) by
        investing activities . . . .  (24,237)      (35,639)               10,690          34,676
(14,510)
                                      __________   __________           __________     ___________
__________


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
            Supplemental Combining Statement of Cash Flows
                       Year Ended June 30, 1995
                            (in thousands)
                                    DIMON
                                 Incorporated        Guarantors        Non-Guarantors   Eliminations
Total
Financing Activities
  Repayment of debt. . .           (641,100)            (4,699)           (281,223)             -
(927,022)
  Proceeds from debt . .            708,995             60,000             239,371        (30,000)a
978,366
  Cash dividends paid to DIMON
    Incorporated stockholders .     (15,568)                 -                  (2)             -
(15,570)
  Cash dividends paid to minority
    stockholders . . . .                  -                  -                (237)             -
  (237)
  Proceeds from sale of
    common stock . . . .                169                  -                   -              -
   169
                                    _________        ___________          _________       _________
_________
      Net cash provided (used) by
        financing activities. .     52,496              55,301             (42,091)       (30,000)
35,706
                                   _________         ____________         ________        _________
_________
Effect of exchange rate
  changes on cash. . . .                 -                   -              (1,584)             -
(1,584)
                                   _________         ____________         ________        _________
__________

Increase (decrease) in cash and
  cash equivalents . . .            (4,962)             (3,431)              8,006         26,812
26,425
Increase in cash from purchased
  subsidiaries . . . . .                 -               3,430                   -              -
3,430
Cash and cash equivalents at
  beginning of year. . .             6,290               1,880               4,248             53 a
12,471
                                  _________          ____________         ___________   __________
_________
      Cash and cash equivalents
        at end of year .          $  1,328            $  1,879           $  12,254      $  26,865          $
42,326
                                  =========          ============        ===========    =========
=========

a. Inter-company eliminations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
              Supplemental Combining Statement of Income
                            June 30, 1994
                            (in thousands)
                                    DIMON
                                 Incorporated        Guarantors        Non-Guarantors   Eliminations
Total
Sales and other operating
  revenues . . . . . .           $ 8,579             $901,702          $723,174         $  (168,677)a
$1,464,778
Cost of goods and services
  sold . . . . . . . .             5,517              833,767           628,829            (150,408)a
1,317,705
                                 _______             _________        _________          ____________
___________
                                   3,062               67,935            94,345             (18,269)
147,073

Selling, administrative and
  general. . . . . . . .           6,148               51,368            69,051              (9,256)a
117,311
                                _________            _________         _________         _____________
___________
                                  (3,086)              16,567            25,294              (9,013)
29,762

Interest Expense . . . .           4,568               13,879            25,683              (9,013)a
35,117
                                _________            _________         _________         _____________
___________

Income (loss) before income taxes,
  minority interest, equity in
  net income (loss) of investee
  companies and equity in net
  loss of subsidiaries . .        (7,654)               2,688              (389)                  -
(5,355)
Income taxes (benefits). .        (1,999)               3,067             1,699                   -
2,767
                                _________             _________        _________          _____________
___________
Income (loss) before minority
  interest, equity in net
  income (loss) of investee
  companies and equity in net
  income (loss) of
  subsidiaries . . . . . . .      (5,655)                (379)           (2,088)                  -
(8,122)
Income applicable to minority
  interest . . . . . . . . .           -                    -               466                   -
  466
Equity in net income (loss) of investee
  companies, net of
  income taxes . . . . . . .        (265)                (109)              472                   -
   98
Equity in net loss of
  subsidiaries . . . . . . .      (2,570)              (2,082)                -               4,652 a
    -
                                _________            _________          _________          ___________
___________

NET LOSS . . . . . . . . . .    $ (8,490)            $ (2,570)          $ (2,082)           $  4,652     $
(8,490)
                                =========            =========          =========           ==========
===========

a.     Inter-company eliminations, including profit in inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
            Supplemental Combining Statement of Cash Flows
                       Year Ended June 30, 1994
                            (in thousands)

                                    DIMON
                                 Incorporated        Guarantors        Non-Guarantors   Eliminations
Total
Operating Activities
  Net Income (Loss). . . . .     $ (8,490)           $  (2,570)        $ (2,082)        $  4,652 a       $
(8,490)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Depreciation and
      amortization. . .              (416)              10,508           18,770                -
28,862
    Deferred items . .                672               (4,461)           4,354                -
565
    Loss (gain) on foreign currency
      transactions . .                 80                  120           (1,379)               -
(1,179)
    Gain on disposition of
     fixed assets. . .                  -                 (447)          (1,177)               -
(1,624)
    Gain on disposal of
      operations . .                    -               (1,792)               -                -
(1,792)
    Undistributed earnings of
      investees/subsidiaries.       2,835                2,190             (472)          (4,652)a
(99)
    Dividends received from
      investees. . . .                  -                    -              577                -
577
    Income applicable to minority
      interest . . . .                  -                    -              466                -
466
    Bad debt expense .                 (3)                   -            4,684                -
4,681
    Decrease (increase) in accounts
     receivable. . . .             (5,838)               6,356          123,701          (92,765)a
31,454
    Decrease (increase) in
      inventories and advances on
      purchases of tobacco. .      60,215                4,301         (149,953)          68,925 a
(16,512)
    Decrease (increase) in
      recoverable taxes . . .      (1,472)                   -            2,823                -
1,351
    Decrease (increase) in prepaid
      expenses . . . .               (273)                (217)          (1,566)               -
(2,056)
    Increase (decrease) in accounts
      payable and accrued
      expenses . .                  5,280               22,090           (8,738)          (8,902)a
9,730
    Increase (decrease) in
      advances from customers         937             (101,502)          65,659           39,857 a
4,951
    Increase (decrease) in income
      taxes. . . . . .             (8,373)               4,154           (4,525)               -
(8,744)
    Other. . . . . . .               (281)                   -           (4,702)               -
(4,983)
                                   ________            ________        ________           ________
________
      Net cash provided (used) by
        operating activities.      44,873              (61,270)          46,440            7,115
37,158
                                   ________            ________        ________           ________
________
Investing Activities
  Purchase of property and
    equipment. . . . .               (234)              (9,897)         (22,251)               -
(32,382)
  Proceeds from sale of property
    and equipment. . .                  -                2,023            3,968                -
5,991
  Payments received on notes
    receivable and receivable
    from investees . .                  -                7,162            6,092           (8,777)a
4,477
  Advances for notes receivable. .    (75)                   -          (18,310)               -
(18,385)
  Proceeds from or advances for
    investees, other investments
    and other assets .            (11,082)              (5,389)          13,677            2,600 a
(194)
  Purchase of shares of Standard
    Commercial Corporation. .     (13,408)                   -                -                -
(13,408)
  Other. . . . . . . .                 69                    -             (263)               -
(194)
                                   ________            ________         ________          ________
________
    Net cash provided (used) by investing
      activities . . .            (24,730)              (6,101)         (17,087)          (6,177)
(54,095)
                                   ________            ________         ________          ________
________


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
            Supplemental Combining Statement of Cash Flows
                       Year Ended June 30, 1994
                            (in thousands)

                                  DIMON
                              Incorporated        Guarantors        Non-Guarantors   Eliminations
Total
Financing Activities
  Repayment of debt. .        $       (35,016)    $ (17,770)        $(226,518)       $       -
$(279,304)
  Proceeds from debt .                 16,605        85,403           205,238                -
307,246
  Cash dividends paid to DIMON
    Incorporated stockholders .       (13,014)            -                 -                -
(13,014)
  Cash dividends paid to minority
    stockholders . . .                      -             -              (285)               -
(285)
  Proceeds from sale of common
    stock. . . . . . .                     28             -                 -                -
28
                                      ________     ________          ________          ________
________
Effect of exchange rate changes
    Net cash provided (used) by
      financing activities . . .      (31,397)       67,633           (21,565)               -
14,671
                                      ________     ________          ________          ________
________
Effect of exchange rate changes
  on cash. . . . . . .                      -             -            (1,662)               -
(1,662)
                                      ________     ________          ________          ________
________
Increase (decrease) in cash and
  cash equivalents . .                (11,254)          262             6,126              938
(3,928)
Cash and cash equivalents at
  beginning of year. .                 17,544         1,618            (1,878)            (885)a
16,399
                                     ________      ________          ________           ________
________
      Cash and cash equivalents
        at end of year        $         6,290     $   1,880        $    4,248          $     53        $
12,471
                              ===============     =========        ==========          ========
=========

a. Inter-company eliminations, including profit in inventory.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                 DIMON INCORPORATED AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                            (in thousands)


     (1) Each of the Guarantors, the Company's wholly-owned subsidiaries, DIMON International, Inc. and Florimex Worldwide Inc., have fully and unconditionally guaranteed on a joint and several basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company's obligations under the Notes and the related indenture, including its obligations to pay principal, premium, if any, and interest with respect to the Notes. The obligations of each Guarantor is limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other
               Guarantor under its Guarantee or pursuant to its contribution obligations under the Indenture, can be guaranteed by the relevant Guarantor without resulting in the obligations of such Guarantor under its Guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable federal or state law. Each of the Guarantees is a guarantee of payment and not collection. Each Guarantor that makes a payment or distribution under a Guarantee shall be entitled to a contribution from each other Guarantor in an amount pro rata, based on the assets less liabilities of each Guarantor determined in accordance with generally accepted accounting principles (GAAP). The Company is not be restricted from selling or otherwise disposing of any of the Guarantors other than DIMON International, Inc. provided that the proceeds of any such sale are applied as required by the Indenture.

               Florimex Worldwide, Inc. is the primary holding and operating company in the U.S. and represents the lead company for the flowers segment. The cut flowers operations consist of buying flowers from sources throughout the world and transporting them, normally by air, to operating units for resale to wholesalers and retailers.

               DIMON International, Inc. is the primary holding and operating company in the U.S. and represents the lead company in the Tobacco division whose operations consist primarily of selecting, buying, processing, packing, shipping, storing and financing tobacco.

               Management has determined that separate, full financial statements of the Guarantors would not be material to investors and such financial statements are not provided.


     (2) DIMON Incorporated and each of the Guarantors have accounted for their respective subsidiaries on the equity basis.


     (3) Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries
               eliminate investments in   subsidiaries and intercompany
               balances.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q -- Supplemental Guarantor Information  (continued)

                DIMON INCORPORATED AND SUBSIDIARIES
              Notes to Consolidated Financial Statements
                            (in thousands)


   (4) Included in the above balance sheets are certain related party balances among borrower, the guarantors and non-guarantors. Due to the Company's world-wide operations, related party activity is included in most balance sheet accounts. The tables below set forth the significant intercompany balances for each of the periods presented.

                                                             June 30, 1996
                                                             Debit(Credit)

                                                 DIMON
                                               Incorporated    Guarantors      Non-Guarantors
 Accounts Receivable . . . . . . . . . .           $26,761      $120,661          $54,267
 Advances on Purchases . . . . . . . . .           168,616        16,886           18,963

 Accounts Payable. . . . . . . . . . . .               (70)     (272,781)         (40,033)
 Advances from Customers . . . . . . . .            (3,380)          (37)         (52,256)

                                                             June 30, 1995
                                                              Debit(Credit)
                                                    DIMON
                                                Incorporated   Guarantors      Non-Guarantors
 Accounts Receivable . . . . . . . . . .        $  150,153    $  104,676      $   20,284
 Advances on Purchases . . . . . . . . .           183,503        64,284          (3,108)

 Accounts Payable. . . . . . . . . . . .              (780)     (138,137)         (69,487)
 Advances from Customers . . . . . . . .            (3,879)     (201,229)         (57,605)

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE-

Inapplicable.

                               PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference thereto. See "Additional Information - Executive Officers of the Company" at the end of Part I above for information about the executive officers of the Company.


ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS

The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference thereto.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT

The information contained in the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference thereto.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption "Stock Ownership" is reported herein by reference thereto.

                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K


(a)  (1) and (2)


    LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

    Consolidated Balance Sheet--June 30, 1996 and 1995
    Statement of Consolidated Income--Years ended June 30, 1996, 1995 and 1994 Statement of Consolidated Cash Flows--Years ended June 30, 1996, 1995 and
           1994
    Statement of Stockholders' Equity--Years ended June 30, 1996, 1995 and
      1994
    Notes to Consolidated Financial Statements

    Financial Statement Schedules:
    Schedule II Valuation and Qualifying Accounts
    Report of Price Waterhouse LLP
    Report of Ernst & Young LLP

(b) Current Reports on Form 8-K

    Form 8-K/A2, filed April 3, 1996, amending Current Report on Form 8-K/A, filed August 21, 1995.

    Form 8-K/A2, filed May 8, 1996, amending Current Report on Form 8-K/A1, filed January 16, 1996.

    Form 8-K/A3, filed May 8, 1996, amends Current Report on Form 8-K/A2 filed April 3, 1996.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K (continued)


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

        4.03 Article III of the Amended and Restated By-Laws of DIMON Incorporated (filed as Exhibit 3.02)

       4.04 Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1, 1995)

       4.05      Indenture, dated May 29, 1996 among DIMON
                 Incorporated as issuer, DIMON International, Inc. and Florimex Worldwide, Inc. as guarantors and Crestar Bank, as trustee (filed herewith)

       10.01     DIMON Incorporated Omnibus Stock Incentive Plan
                 (incorporated herein by reference to Exhibit 10.1 to DIMON Incorporated's Registration Statement on Form S-4 (file No. 33-89780))

       10.02 DIMON Incorporated Non-Employee Directors' Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to DIMON Incorporated's Registration Statement on Form S-4 (file No. 33-89780))

       10.03 Dibrell Brothers, Incorporated 1994 Omnibus Stock Incentive Plan (incorporated by reference to Exhibit
                 10.6 to Dibrell Brothers, Incorporated's Annual Report on Form 10-K for the year ended June 30, 1994)

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K (continued)


       (3)  Exhibits (continued)


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

       10.08 Form of 1995 Declaration of Amendment to Long-Term Stock Investment Plan for Key Employees of Monk-Austin, Inc. (incorporated herein by reference to Exhibit 10.8 to DIMON Incorporated's Registration Statement on Form S-4 (File No. 33-89780))

       10.09 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Albert C. Monk III (incorporated by reference to Exhibit 10.1 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

       10.10 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and John M. Hines (incorporated by reference to Exhibit 10.2 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

       10.11 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Robert T. Monk, Jr. (incorporated by reference to Exhibit 10.3 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

       10.12 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Brian J. Harker (incorporated by reference to Exhibit 10.4 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

       10.13 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.1 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K (continued)


       (3)  Exhibits (continued)



       10.14 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and L. N. Dibrell, III (incorporated by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

       10.15 Credit Agreement dated as of March 15, 1996 among the Company, Nationsbank, N.A. as administrative agent, First Union National Bank of Virginia, Bank of America National Trust and Savings Association as Co-Agent and lenders therein (incorporated by reference to Exhibit 10.26 to DIMON Incorporated's Registration Statement on Form
                 S-1 (No. 333-1288))

       10.16 Consulting Agreement dated April 22, 1996 between DIMON Incorporated and John M. Hines (incorporated by reference to Exhibit 10.29 to DIMON Incorporated's Registration Statement on Form S-1 (No. 333-1288))

       10.17 Guaranty Agreement, dated as of March 15, 1996 of DIMON Incorporated and Florimex Worldwide, Inc. (incorporated by reference to Exhibit 10.27 to DIMON Incorporated's Registration Statement on Form S-1 (No. 333-1288))

       10.18     Form of Note in connection with Credit Agreement
                 (incorporated by reference to Exhibit 10.28 to DIMON Incorporated's Registration Statement on Form S-1 (No. 333-1288))

       10.19 Second Amendment dated April 22, 1996, to Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and John M. Hines (incorporated by reference to Exhibit 10.30 to DIMON Incorporated's Registration Statement on Form S-1 (No. 333-1288))

       10.20 Purchase Agreement by and among DIMON Incorporated, Austria Tabakwerke AG, Austria Tabak Einkaufs-Und Handelorganisation GesmbH and Austro-Hellenique S.A. De Tabac Et De Batiment, dated April 13, 1995 (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's Current Report on Form 8-K, dated June 7, 1995)

       10.21     Separation Agreement dated May 30, 1996, between
                 DIMON Incorporated and T. H. Faucett (filed herewith)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
         ON FORM 8-K (continued)


       (3)  Exhibits (continued)


       11   Computation of Earnings per Common Share (filed herewith)

       21   List of Subsidiaries (filed herewith)

       23.1 Consent of Price Waterhouse LLP (filed herewith)

       23.2 Consent of Ernst & Young LLP (filed herewith)

       27   Financial Data Schedule (filed herewith)

(d)    Financial Statement Schedules:

       Schedule II, Valuation and Qualifying Accounts, appears on the following pages. The consolidated financial statement schedules listed in Item 14(a) appear on the following pages. All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.






                                                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                     DIMON INCORPORATED AND SUBSIDIARIES

                                                           PERIODS ENDED JUNE 30

:______________________________:_________________:_______________:__________________:_______________:_________________:
:           COL. A             :      COL. B     :    COL. C     :                  :     COL. D    :
COL. E     :
:                              :                 :           ADDITIONS              :               :
        :
:                              :    Balance at   :     (1)       :         (2)      :               :
Balance at   :
:         DESCRIPTION          :     Beginning   :   Charged to  :     Charged to   :  Deductions   :
End of     :
:                              :     of Period   :      Costs    :   Other Accounts :    -Describe  :
Period     :
:                              :                 :       and     :     -Describe    :               :
        :
:                              :                 :    Expenses   :                  :               :
        :
:______________________________:_________________:_______________:__________________:_______________:_________________:

Year ended June 30, 1996
  Deducted from asset accounts:
    Allowance for doubtful
       accounts                  $ 8,823,339       $1,042,911      $         -        $3,308,099 (A)  $
6,558,151
    Other investments               (616,861)               -          616,861                 -
  -
                                 ___________       __________      ____________       __________
___________
      Total                      $ 8,206,478       $1,042,911      $   616,861        $3,308,099      $
6,558,151
                                 ===========       ==========      ===========        ==========
===========

Year ended June 30, 1995
  Deducted from asset accounts:
    Allowance for doubtful
      accounts                   $ 9,972,568       $3,820,054      $         -        $4,969,283 (A)  $
8,823,339
    Other investments                417,958                -       (1,034,819)                -
(616,861)(B)
                                 ___________       __________      ____________       __________
___________
Total                            $10,390,526       $3,820,054       $(1,034,819)      $4,969,283      $
8,206,478
                                 ===========       ==========       ===========       ===========
===========

Year ended June 30, 1994
  Deducted from asset accounts:
    Allowance for doubtful
      accounts                   $10,211,471       $3,633,649       $         -       $3,872,552 (A)  $
9,972,568
    Other Investments                      -                -           417,958                -
417,958 (B)
                                 ___________       __________       ___________       __________
___________
      Total                      $10,211,471       $3,633,649       $   417,958       $3,872,552
$10,390,526
                                 ===========       ==========       ===========       ==========
==========


     (A)  CURRENCY TRANSLATION AND DIRECT WRITE-OFF.

     (B)  NET UNREALIZED LOSS (GAIN) BEFORE TAX ON LONG-TERM MARKETABLE EQUITY SECURITIES RECORDED IN
          STOCKHOLDERS' EQUITY.














































                 Report of Independent Accountants






To the Board of Directors and Shareholders of DIMON Incorporated


In our opinion, based upon our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DIMON
Incorporated and its subsidiaries at June 30, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Dibrell Brothers, Incorporated, which statements reflect total
Sales and other operating revenues of $928,470,334 for the year ended June 30, 1994. Those statements were audited by other auditors whose report thereon has been furnished to us, and our opinion expressed herein, insofar as it relates to the amounts included for Dibrell Brothers, Incorporated is based solely on the report of the other auditors. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for the opinion expressed above.





/s/ Price Waterhouse LLP
Price Waterhouse LLP
Raleigh, North Carolina
August 22, 1996, except as to Note O, which is as of August 29, 1996

































                 Report of Independent Accountants
                  on Financial Statement Schedule






To the Board of Directors and Shareholders of DIMON Incorporated


Our audits of the consolidated financial statements referred to in our report dated August 22, 1996, except as to Note O, which is as of August 29, 1996, appearing in the 1996 Annual Report to Shareholders of DIMON Incorporated
(which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
Price Waterhouse LLP
Raleigh, North Carolina
August 22, 1996, except as to Note O, which is as of August 29, 1996

















































                   Report of Independent Auditors




Shareholders and Board of Directors
Dibrell Brothers, Incorporated

We have audited the consolidated statements of income, stockholders' equity, and cash flows of Dibrell Brothers, Incorporated and subsidiaries for the year ended June 30, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Dibrell Brothers, Incorporated and subsidiaries for the year ended June 30, 1994, in conformity with generally accepted accounting principles.



/s/ Ernst & Young LLP
Ernst & Young LLP
Winston-Salem, North Carolina
August 26, 1994




































                             SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 19, 1996.
DIMON INCORPORATED (Registrant)
                                                     /s/ Claude B. Owen, Jr.
                                                 By ______________________________
                                                   Claude B. Owen, Jr.
                                                   Chairman of the Board and
                                                   Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 19, 1996.


/s/  Claude B. Owen, Jr.             /s/ Albert C. Monk III
__________________________________   __________________________________
Claude B. Owen, Jr.                  Albert C. Monk III
  Chairman of the Board and            Director and President of DIMON
  Chief Executive Officer of DIMON     Incorporated
  Incorporated

                                     /s/  R. Stuart Dickson
/s/  Thomas F. Keller                ____________________________________
__________________________________   R. Stuart Dickson
Thomas F. Keller                       Director of DIMON Incorporated
  Director of DIMON Incorporated

                                     /s/  Willie G. Barker, Jr.
/s/  James E. Johnson, Jr.           ____________________________________
__________________________________   Willie G. Barker, Jr.
James E. Johnson, Jr.                  Director of DIMON Incorporated
  Director of DIMON Incorporated

                                     /s/  Jerry L. Parker
/s/  Joseph L. Lanier, Jr.           ____________________________________
__________________________________   Jerry L. Parker
Joseph L. Lanier, Jr.                  Vice President-Controller (Principal
  Director of DIMON Incorporated       Accounting Officer) of DIMON
                                       Incorporated

/s/  Norman A. Scher
__________________________________   /s/  Robert T. Monk, Jr.
Norman A. Scher                      __________________________________
  Director of DIMON Incorporated     Robert T. Monk, Jr.
                                       Director of DIMON Incorporated

/s/  Henry F. Frigon
__________________________________   /s/  Louis N. Dibrell, III
Henry F. Frigon                           __________________________________
  Director of DIMON Incorporated     Louis N. Dibrell, III
                                       Director of DIMON Incorporated

/s/  John M. Hines
__________________________________
John M. Hines
  Director of DIMON Incorporated







                                 EXHIBIT INDEX


 Exhibit                                                       Page No.

  3.01  Amended and Restated Articles of               incorporated by reference
        Incorporation of DIMON                               (see page 70)
        Incorporated

  3.02  Amended and Restated By-Laws as                incorporated by reference
        amended of DIMON Incorporated                        (see page 70)

  4.01  Specimen of Common Stock                       incorporated by reference
        Certificate                                          (see page 70)

  4.02  Article III of the Amended and Restated        incorporated by reference
        Articles of Incorporation of DIMON                   (see page 70)
        Incorporated (filed as Exhibit 3.10)

  4.03  Article III of the Amended and Restated        incorporated by reference
        By-Laws of DIMON Incorporated                        (see page 70)
        (filed as Exhibit 3.20)

 4.04   Rights Agreement, dated as of March 31,         incorporated by reference
        1995, between DIMON Incorporated and                 (see page 70)
        First Union National Bank of North
        Carolina, as Rights Agent (incorporated
        by reference to Exhibit 4 to DIMON
        Incorporated Current Report on Form 8-K,
        dated April 1, 1995)

 4.05   Indenture, dated May 29, 1996 among DIMON              83 - 205
        Incorporated as issuer, DIMON International, Inc.
        and Florimex Worldwide, Inc. as guarantors and
        Crestar Bank, as trustee (filed herewith)

10.01   DIMON Incorporated Omnibus Stock                incorporated by reference
        Incentive Plan (incorporated herein                  (see page 70)
        by reference to Exhibit 10.1 to DIMON
        Incorporated's Registration Statement
        on Form S-4 (file No. 33-89780))

10.02   DIMON Incorporated Non-Employee                 incorporated by reference
        Directors' Stock Option Plan                         (see page 70)
        (incorporated herein by reference
        to Exhibit 10.2 to DIMON
        Incorporated's Registration Statement
        on Form S-4 (file No. 33-89780))

10.03   Dibrell Brothers, Incorporated 1994             incorporated by reference
        Omnibus Stock Incentive Plan                         (see page 70)
        (incorporated by reference to
        Exhibit 10.6 to Dibrell Brothers,
        Incorporated's Annual Report on
        Form 10-K for the fiscal year
        ended June 30, 1994)














                                 EXHIBIT INDEX

Exhibit                                                        Page No.


10.04   Form of Interpretive letter, dated              incorporated by reference
        January 11, 1995, under the Dibrell                  (see page 70)
        Brothers, Incorporated 1994 Omnibus
        Stock Incentive Plan delivered by
        Dibrell Brothers, Incorporated to
        Claude B. Owen, Jr., T. H. Faucett,
        T. W. Oakes, L. N. Dibrell, III
        and H. P. Green (incorporated by
        reference to Exhibit 10.6 to
        Dibrell Brothers, Incorporated's
        Quarterly Report on Form 10-Q
        for the quarter ended December 31, 1994)


10.05   Dibrell Brothers, Incorporated                  incorporated by reference
        Retirement Plan (Excess Benefit                      (see page 71)
        Plan) (incorporated herein by
        reference to Exhibit 10.4 to
        Dibrell Brothers, Incorporated's
        Annual Report on Form 10-K for
        the year ended June 30, 1987)

10.06   Dibrell Brothers, Incorporated                   incorporated by reference
        Pension Equalization Plan                             (see page 71)
        (Benefit Assurance Plan)
        (incorporated herein by reference
        to Exhibit 10.13 to Dibrell
        Brothers, Incorporated's Annual
        Report on Form 10-K for the year
        ended June 30, 1991)

10.07   Long-Term Stock Investment Plan                   incorporated by reference
        for Key Employees of Monk-Austin,                      (see page 71)
        Inc. (incorporated by reference
        to Exhibit 10.5 of Monk-Austin,
        Inc.'s Registration Statement on
        S-1 (File No. 33-51842))

10.08   Form of 1995 Declaration of                        incorporated by reference
        Amendment to Long-Term Stock                            (see page 71)
        Investment Plan for Key Employees
        of Monk-Austin, Inc. (incorporated
        herein by reference to Exhibit
        10.8 to DIMON Incorporated's
        Registration Statement on Form S-4
        (File No. 33-89780))

10.09   Employment Agreement, dated                        incorporated by reference
        October 18, 1994, between Monk-Austin                   (see page 71)
        International, Inc. and
        Albert C. Monk, III (incorporated by
        reference to Exhibit 10.1 to
        Monk-Austin, Inc.'s Quarterly Report
        on Form 10-Q for the quarter ended
        December 31, 1994)

10.10   Employment Agreement, dated                        incorporated by reference
        October 18, 1994, between Monk-Austin                   (see page 71)
        International, Inc. and
        John M. Hines (incorporated by
        reference to Exhibit 10.1 to
        Monk-Austin, Inc.'s Quarterly Report
        on Form 10-Q for the quarter ended
        December 31, 1994)


                                 EXHIBIT INDEX

Exhibit                                                           Page No.


10.11   Employment Agreement, dated                        incorporated by reference
        October 18, 1994, between Monk-Austin                   (see page 71)
        International, Inc. and
        Robert T. Monk, Jr. (incorporated by
        reference to Exhibit 10.1 to
        Monk-Austin, Inc.'s Quarterly Report
        on Form 10-Q for the quarter ended
        December 31, 1994)

 10.12  Employment Agreement, dated                        incorporated by reference
        October 18, 1994, between                               (see page 71)
        Monk-Austin International, Inc.
        and Brian J. Harker (incorporated by
        reference to Exhibit 10.4 to
        Monk-Austin, Inc.'s Quarterly Report
        on Form 10-Q for the quarter ended
        December 31, 1994)

 10.13  Employment Agreement, dated as of                  incorporated by reference
        December 21, 1994, effective as                         (see page 71)
        of November 1, 1994, by and between
        Dibrell Brothers, Incorporated and
        Claude B. Owen, Jr. (incorporated
        by reference to Exhibit 10.1 to
        Dibrell Brothers, Incorporated's
        Quarterly Report on Form 10-Q for
        the quarter ended December 31, 1994)

 10.14  Employment Agreement, dated as of                  incorporated by reference
        December 21, 1994, effective as                         (see page 72)
        of November 1, 1994, by and between
        Dibrell Brothers, Incorporated and
        L. N. Dibrell, III (incorporated
        by reference to Exhibit 10.1 to
        Dibrell Brothers, Incorporated's
        Quarterly Report on Form 10-Q for
        the quarter ended December 31, 1994)

 10.15  Credit Agreement dated as of March 15, 1996          incorporated by reference
        among the Company, Nationsbank, N.A. as                   (see page 72)
        administrative agent, First Union National Bank
        of Virginia, Bank of America National Trust and
        Savings Association as Co-Agent and lenders
        therein (incorporated by reference to Exhibit
        10.26 to DIMON Incorporated's Registration
        Statement on Form S-1 (No. 333-1288))



















                                 EXHIBIT INDEX

 Exhibit                                                                   Page No.

 10.16  Consulting Agreement dated April 22, 1996 between         incorporated by reference
        DIMON Incorporated and John M. Hines                           (see page 72)
        (incorporated by reference to Exhibit 10.29 to
        DIMON Incorporated's Registration
        Statement on Form S-1 (No. 333-1288))

 10.17  Guaranty Agreement, dated as of March 15, 1996             incorporated by reference
        of DIMON Incorporated and Florimex Worldwide,                   (see page 72)
        Inc. (incorporated by reference to Exhibit
        10.27 to DIMON Incorporated's Registration
        Statement on Form S-1 (No. 333-1288))

 10.18  Form of Note in connection with Credit Agreement           incorporated by reference
        (incorporated by reference to Exhibit                           (see page 72)
        10.28 to DIMON Incorporated's Registration
        Statement on Form S-1 (No. 333-1288))


 10.19  Second Amendment dated April 22, 1996, to                  incorporated by reference
        Employment Agreement, dated October 18, 1994,                   (see page 72)
        between Monk-Austin International, Inc. and
        John M. Hines (incorporated by reference to
        Exhibit 10.30 to  DIMON Incorporated's Registration
        Statement on Form S-1 (No. 333-1288))

 10.20  Purchase Agreement by and among DIMON                       incorporated by reference
        Incorporated, Austria Tabakwerke AG, Austria                     (see page 72)
        Tabak Einkaufs-Und Handelorganisation GesmbH
        and Austro-Hellenique S.A. De Tabac Et De Batiment,
        dated April 13, 1995 (incorporated by reference to
        Exhibit 10.1 to DIMON Incorporated's Current Report
        on Form 8-K, dated June 7, 1995)

 10.21  Separation Agreement dated May 30, 1996, between                    206-211
        DIMON Incorporated and T. H. Faucett
        (filed herewith)

 11     Computation of Earnings per Common Share                              212

 21     List of Subsidiaries                                                  213

 23.1   Consents of Price Waterhouse LLP                                      214

 23.2   Consents of Ernst & Young LLP                                         215

 27     Financial Data Schedule                                               216




















