Form 10-Q
period 1996-09-30
DIMON INC
filed 1996-11-12
CIK 939930

Page 1 of 27
                                             Page 25 - Exhibit Index


                        UNITED STATES
             SECURITIES AND EXCHANGE COMMISSION

                   WASHINGTON, D.C.  20549

                        _____________

                          FORM 10-Q

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 1996

                             OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
           OF THE SECURITIES EXCHANGE ACT OF 1934
         For the transition period from_____to_____

           Commission file number 0-25734; 1-13684

                     DIMON INCORPORATED
   (Exact name of registrant as specified in its charter)

           VIRGINIA                                  54-1746567
(State or other jurisdiction                       (I.R.S. Employer
of incorporation or organization)
Identification No.)

512 Bridge Street, Danville, Virginia                    24541
(Address of principal executive offices)                Zip Code)


Registrant's telephone number, including area code (804) 792-7511

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

               Yes [X]                   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                 Outstanding at
          Class of Common Stock                 November 4, 1996
              NO par value                         42,368,059

                               DIMON INCORPORATED




                                      INDEX




                                                                            PAGE NO.
                                                                            --------


Part I.   Financial Information:

Consolidated Balance Sheet - September 30, 1996
and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 3-4

Statement of Consolidated Income - Three Months
Ended September 30, 1996 and 1995. . . . . . . . . . . . . . . . . . . . . .   5

Statement of Consolidated Cash Flows - Three
Months Ended September 30, 1996 and 1995 . . . . . . . . . . . . . . . . . .   6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . .  7-20

Management's Discussion and Analysis
of Financial Condition and Results of Operations . . . . . . . . . . . . . 21-22

Part II.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . 23-24

PART I. FINANCIAL INFORMATION

             DIMON Incorporated and Subsidiaries
                 CONSOLIDATED BALANCE SHEET

                                              September 30
                                                  1996              June 30
                                               (Unaudited)            1996
                                             ______________        __________
ASSETS Current assets
    Cash and cash equivalents. . . . . . . . $     84,780          $     53,820
    Notes receivable . . . . . . . . . . . .        1,188                 1,127
    Trade receivables, net of allowances . .      128,468               190,898
    Inventories:
       Tobacco . . . . . . . . . . . . . . .      665,909               315,476
       Other . . . . . . . . . . . . . . . .       15,237                18,025
    Advances on purchases of tobacco . . . .       83,450                74,709
    Recoverable income taxes . . . . . . . .        1,510                 1,563
    Prepaid expenses and other assets. . . .       15,804                13,157
                                            --------------        --------------
                Total current assets . . . .      996,346               668,775
                                            --------------        --------------

Investments and other assets
    Equity in net assets of investee
      companies. . . . . . . . . . . . . . .       10,222                 8,268
    Other investments. . . . . . . . . . . .        2,200                 2,987
    Notes receivable . . . . . . . . . . . .        4,562                 4,078
    Other. . . . . . . . . . . . . . . . . .       14,979                19,151
                                            --------------        --------------
                                                   31,963                34,484
                                            --------------        --------------

Intangible assets
    Excess of cost over related net
       assets of business acquired . . . . .       22,487                23,121
    Production and supply contracts. . . . .       32,011                33,325
    Pension asset. . . . . . . . . . . . . .        4,130                 4,130
                                            --------------        --------------
                                                   58,628                60,576
                                            --------------        --------------
Property, plant and equipment
    Land . . . . . . . . . . . . . . . . . .       19,267                19,223
    Buildings. . . . . . . . . . . . . . . .      147,779               143,741
    Machinery and equipment. . . . . . . . .      174,110               160,237
    Allowances for depreciation. . . . . . .     (106,719)              (86,426)
                                            --------------        --------------
                                                  234,437               236,775
                                            --------------        --------------

Deferred taxes and other deferred charges. .       19,266                19,404
                                            -------------         --------------
                                               $1,340,640            $1,020,014
                                            =============         =============

             DIMON Incorporated and Subsidiaries
                CONSOLIDATED BALANCE SHEET

                                              September 30
                                                  1996              June 30
                                               (Unaudited)           1996
(in thousands)                               ____________        ____________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable to banks . . . . . . . . . $    206,080        $         -
    Accounts payable:
       Trade . . . . . . . . . . . . . . . .       69,471             65,970
       Officers and employees. . . . . . . .       20,711             24,074
       Other . . . . . . . . . . . . . . . .       13,295             14,462
    Advances from customers. . . . . . . . .      177,565             74,153
    Accrued expenses . . . . . . . . . . . .       49,879             51,797
    Income taxes . . . . . . . . . . . . . .        8,996              5,359
    Long-term debt current . . . . . . . . .       10,255             10,618
                                            --------------        -----------
                  Total current liabilities       556,252            246,433
                                            --------------        -----------
Long-term debt
    Revolving Credit Notes and Other . . . .      268,784            265,871
    Senior Notes . . . . . . . . . . . . . .      125,000            125,000
                                           ---------------        -----------
                                                  393,784            390,871
                                           ---------------        -----------
Deferred credits:
    Income taxes . . . . . . . . . . . . . .       22,149             21,496
    Compensation and other benefits. . . . .       44,251             44,465
                                           ---------------        ------------
                                                   66,400             65,961
                                           ---------------        ------------
Minority interest in subsidiaries. . . . . .          902                901
                                           ---------------        ------------
Commitments and contingencies. . . . . . . .            -                  -
                                           ---------------        ------------
Stockholders' equity
    Preferred Stock--no par value:
                          Sept. 30   Jun. 30
     Authorized shares. .  10,000     10,000
     Issued shares. . . .       -          -            -                  -
    Common Stock--no par value:
                          Sept. 30   Jun. 30
     Authorized shares . .125,000    125,000
     Issued shares . . . . 42,368     42,366      136,992            136,959
    Retained earnings. . . . . . . . . . . .      186,964            177,419
    Equity-currency conversions. . . . . . .          718              2,842
    Additional minimum pension liability . .       (1,372)            (1,372)
                                           ---------------        ------------
                                                  323,302            315,848
                                           ---------------        ------------
                                               $1,340,640         $1,020,014
                                           ===============        ============

[CAPTION]

               DIMON Incorporated and Subsidiaries
                 STATEMENT OF CONSOLIDATED INCOME
          Three Months Ended September 30, 1996 and 1995
                           (Unaudited)


                                                           September 30        September 30
(in thousands, except per share amounts)                       1996                1995
Sales and other operating revenues . . . . .                 $410,734            $339,692
Cost of goods and services sold. . . . . . .                  345,685             284,888
                                                            ----------          ----------
                                                               65,049              54,804

Selling, administrative and general expenses . . . . .         30,504              30,526
Restructuring and merger related costs . . . . .                    -               1,498
                                                            ----------          ----------
Operating Income . . . . . . . . . . . . . .                   34,545              22,780
Interest expense . . . . . . . . . . . . . .                    9,897              13,014
                                                            ----------          ----------
Income before income taxes, minority
    interest and equity in net income (loss) of
    investee companies . . . . . . . . . . .                   24,648               9,766
Income taxes . . . . . . . . . . . . . . . .                    9,859               3,711
                                                            ----------          ----------
Income before minority interest and
    equity in net income (loss) of investee
    companies. . . . . . . . . . . . . . . .                   14,789               6,055
Income (loss) applicable to minority interest . .                 (10)                  4

Equity in net income (loss) of investee
    companies, net of income taxes . . . . .                      466                 (23)
                                                             ---------          ----------
NET INCOME . . . . . . . . . . . . . . . . .                 $ 15,265            $  6,028
                                                             =========          ==========


Earnings Per Share, primary
Net Income . . . . . . . . . . . . . . . . .                     $.36                $.16
                                                                  ===                 ===
Earnings Per Share, assuming full dilution:
Net Income . . . . . . . . . . . . . . . . .                     $.36                $.16
                                                                  ===                 ===
Average number of shares outstanding:
    Primary. . . . . . . . . . . . . . . . .                   42,532              38,174
    Assuming full dilution . . . . . . . . .                   42,540              42,351
Cash dividends per share . . . . . . . . . .                    $.135               $.135
                                                               ======              ======

               DIMON Incorporated and Subsidiaries
               STATEMENT OF CONSOLIDATED CASH FLOWS
          Three Months Ended September 30, 1996 and 1995
                           (Unaudited)

                                                            September 30        September 30
                                                                1996                1995
(in thousands)                                              ____________        ____________
Operating activities
  Net Income . . . . . . . . . . . . . . . . . . . . .      $   15,265          $    6,028
  Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization . . . . . . . . . .           8,183               7,678
     Deferred items. . . . . . . . . . . . . . . . . .             222              (1,319)
     Gain on foreign currency transactions . . . . . .            (119)               (204)
     Gain on disposition of fixed assets . . . . . . .            (551)               (137)
     Undistributed (earnings) loss of investees. . . .            (466)                 23
     Income (loss) applicable to minority interest . .             (10)                  4
     Bad debt expense. . . . . . . . . . . . . . . . .             284                 301
     Decrease in accounts receivable . . . . . . . . .          65,272              52,579
     Increase in inventories and advances on
       purchases of tobacco. . . . . . . . .                  (356,871)           (358,947)
     Decrease (increase) in recoverable taxes. . . . .              41                (138)
     Decrease (increase) in prepaid expenses . . . . .          (2,635)             18,733
     Increase (decrease) in accounts payable and
       accrued expenses. . . . . . . . . . . . . . . .          (2,856)             37,365
     Increase in advances from customers . . . . . . .         104,009             134,128
     Increase in income taxes. . . . . . . . . . . . .           3,666               1,764
     Other . . . . . . . . . . . . . . . . . . . . . .              19                 198
                                                           ------------       -------------
       Net cash used by operating activities . . . . .        (166,547)           (101,944)
                                                           ------------       -------------
Investing activities
  Purchase of property and equipment . . . . . . . . .          (6,170)             (7,023)
  Proceeds from sale of property and equipment . . . .             804                 531
  Payments on notes receivable and
     receivable from investees . . . . . . .                       314               1,010
  Advances for notes receivable. . . . . . .                         0              (3,180)
  Proceeds from or (advances for) other investments
     and other assets. . . . . . . . . . . .                      (330)             (1,662)
  Purchase of subsidiary . . . . . . . . . .                         0              (5,711)
                                                           ------------       -------------
       Net cash used by investing activities . . . . .          (5,382)            (16,035)
                                                           ------------       -------------
Financing activities
  Repayment of debt. . . . . . . . . . . . .                   (52,965)            (90,133)
  Proceeds from debt . . . . . . . . . . . .                   261,746             230,130
  Proceeds from sale of common stock . . . . . . . . .              33               1,950
  Cash dividends paid to DIMON Incorporated
     stockholders. . . . . . . . . . . . . .                    (5,719)             (5,141)
                                                           ------------       -------------
       Net cash provided by financing activities . . .         203,095             136,806
                                                           ------------       -------------
Effect of exchange rate changes on cash. . . . . . . .            (206)               (918)
                                                           ------------       -------------
Increase in cash and cash equivalents. . . . . . . . .          30,960              17,909
Increase in cash from purchased subsidiary . . . . . .               0                 495
Cash and cash equivalents at beginning of year . . . .          53,820              42,326
                                                           ------------       -------------
         Cash and cash equivalents at end of period. . .   $    84,780          $   60,730
                                                           ============       =============

                 DIMON INCORPORATED AND SUBSIDIARIES
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures outstanding September 30, 1995, were converted into Common Stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during that period. Also, all interest expense on the debentures for the period is added to pre-tax income and the hypothetical additional income tax expense is deducted. The weighted average number of shares outstanding is further increased by common stock equivalents on employee stock options.


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


3. On April 1, 1995, Dibrell Brothers, Incorporated (Dibrell) and Monk-Austin, Inc. (Monk-Austin) merged into DIMON Incorporated. In connection with the merger, the Company incurred legal, accounting and financial consultants costs of $8.1 million and commenced various activities to
restructure its worldwide operations.   In June, 1995, the Company provided
a restructuring reserve of $17.9 million pre-tax related primarily to eliminating duplicative facilities of tobacco operations and a reduction in the number of employees. During the quarter ended September 30, 1995, an additional $1.5 million, pre-tax, was provided for restructuring the tobacco operations in Brazil for a reduction in the number of employees. Other provisions subsequent to September 30, 1995 increased the 1996 fiscal year restructuring provision to $15.4 million which was primarily for additional severance costs. During the year ended June 30, 1996, the Company severed a total of 367 employees in connection with restructuring. The severed employees were primarily in the tobacco division and worked in various departments throughout the Company. At June 30, 1996, the remaining cash outlays associated with employee separations are expected to total $15.2 million, of which $10.8 million will be expended in 1997. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years. No additional restructuring charges are anticipated.

During the quarter ended September 30, 1996,the Company paid out $4.2 million, principally for employee separations.


4. On February 9, 1996, the Company called for redemption on March 11, 1996, all of the $54.3 million outstanding Convertible Subordinated Debentures. As of March 4, 1996, holders of Debentures had converted 99.85% of the Debentures into 4,035,969 shares of the Company's common stock. The remaining Debentures were redeemed on March 11, 1996, for $89,188. The Company funded the redemption price for these Debentures from working capital. Proforma primary earnings per share as if the conversion had taken place at the beginning of the period would have been $.16 for the three months ended September 30, 1995, equal to the fully diluted amounts as disclosed in the statement of consolidated income.

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




5. In the fourth quarter of fiscal 1996 the Company reclassified Other income into Sales and other operating revenues. The Company also reclassified Sundry deductions into Cost of goods sold. Both Other income and Sundry deductions are not material and the reclassification does not affect Net income. Prior year accounts have been reclassified for conformity within the financial statements.


6. The results of operations for the three months ended September 30, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


7. On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "Notes") due 2006. The notes are general unsecured obligations of the Company and rank equally in right of payment with all other unsubordinated indebtedness. DIMON International, Inc. and Florimex Worldwide, Inc. (collectively, the "Guarantors"), wholly owned subsidiaries of the Company, have fully and unconditionally guaranteed on a joint and several basis the Company's obligations to pay principal, premium and interest relative to the Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. Supplemental combining financial information of the Guarantors is presented below:

                                                               DIMON Incorporated and Subsidiaries
                                                              Supplemental Combining Balance Sheet
                                                                       September 30, 1996
                                                                           (Unaudited)

(in thousands)                        DIMON                                    Non-
                               Incorporated         Guarantors           Guarantors             Eliminations                  Total
Assets
Current assets
  Cash and cash equivalents       $   (689)         $   5,750           $   79,714           $           5 a            $   84,780
  Notes receivable                       -                421               19,629                 (18,862)b                 1,188
  Trade receivables, net of
    allowances                      31,750             67,104              165,806                (136,192)b               128,468
  Inventories:
    Tobacco                              -            349,147              316,762                       -                 665,909
     Other                              51              1,688               13,498                       -                  15,237
   Advances on purchases of
     tobacco                       283,181            119,791               46,102                (365,624)b                83,450
   Recoverable income taxes              -                  -                1,510                       -                   1,510
   Prepaid expenses and
     other assets                    3,376              4,253                8,175                       -                  15,804
                               ------------       ------------         ------------            -------------         --------------
      Total current assets         317,669            548,154              651,196                (520,673)                996,346
                               -------------       ------------         ------------           --------------        ---------------
Investments and other assets
   Equity in net assets of
     investee companies                  -              7,312                2,910                       -                  10,222
  Consolidated subsidiaries        327,072            354,475               26,044                (707,591)b                     0
  Other investments                      1              2,075                5,131                  (5,007)b                 2,200
  Notes receivable                       -                908                3,654                       -                   4,562
  Other                                139              3,930               10,910                       -                  14,979
                               ------------      -------------        -------------            -------------        ---------------
                                   327,212            368,700               48,649                (712,598)                 31,963
                               -------------     --------------        -------------            -------------        ---------------

Intangible assets
  Excess of cost over related
    net assets of business
    acquired                           373              8,013               14,101                       -                  22,487
  Production and supply contracts        -             24,681                7,330                       -                  32,011
  Pension asset                      3,042              1,088                    -                       -                   4,130
                               ------------       ------------       --------------            -------------          -------------
                                     3,415             33,782               21,431                       -                  58,628
                               ------------      -------------       --------------            -------------         --------------

Property, plant and equipment
  Land                               1,771              1,914               15,582                       -                  19,267
  Buildings                          4,751             25,600              117,428                       -                 147,779
  Machinery and equipment            5,113             51,464              117,533                       -                 174,110
  Allowances for depreciation       (5,007)           (28,714)             (72,998)                      -                (106,719)
                               ------------       ------------        -------------           --------------        ---------------
                                     6,628             50,264              177,545                       -                 234,437
                               ------------       ------------        -------------           --------------        ---------------

Deferred taxes and other
  deferred charges                  19,130                  -                  136                       -                  19,266
                               ------------       ------------        -------------           --------------        ---------------
Total assets                      $674,054         $1,000,900             $898,957             $(1,233,271)             $1,340,640
                               ============       ============        =============           ==============        ===============


a. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b.  Inter-company eliminations.

                                                               DIMON Incorporated and Subsidiaries
                                                              Supplemental Combining Balance Sheet
                                                                       September 30, 1996
                                                                            (Unaudited)

(in thousands)                   DIMON
                          Incorporated         Guarantors          Non-Guarantors             Eliminations                 Total
Current Liabilities
   Notes payable to banks  $         -           $   11,325             $215,452           $     (20,697)b           $   206,080
   Accounts payable:
     Trade                         242              435,756               50,265                (416,792)b                69,471
     Officers and employees     13,917                  932                5,862                       -                  20,711
     Other                       4,502                1,231                8,169                    (607)b                13,295
   Advances from customers          36              164,328               93,803                 (80,602)b               177,565
   Accrued expenses              4,978               13,329               31,659                     (87)b                49,879
   Income taxes                (14,670)c              3,286               20,660                    (280)b                 8,996
   Long-term debt current        4,285                  350                5,620                       -                  10,255
                           --------------     --------------        -------------         ----------------        ---------------
    Total current liabilities   13,290              630,537              431,490                (519,065)                556,252
                           --------------     --------------        -------------         ----------------        ---------------

Long-term debt
  Revolving Credit
    Notes and Other            178,663                  782               90,793                  (1,454)b               268,784
  Senior Notes                 125,000                    -                     -                       -                 125,000
                           --------------    ---------------        -------------         ----------------        ---------------
                               303,663                  782               90,793                  (1,454)                393,784
                           --------------    ---------------        -------------         ----------------        ---------------
Deferred Credits
  Income taxes                   6,198               (6,571)              22,522                       -                  22,149
  Compensation and
    other benefits              27,601                8,705                7,945                       -                  44,251
                           -------------     ---------------       -------------         ----------------        ---------------
                                33,799                2,134               30,467                       -                  66,400
                           --------------    ---------------        -------------         ----------------        ---------------
Minority interest
  in subsidiaries                    -                    -                  902                       -                     902
                           --------------    ---------------        -------------         ----------------        ---------------

Stockholders' equity
   Common stock                136,992              143,026              180,366                (323,392)b               136,992
   Retained earnings           186,964              221,578              164,207                (385,785)b               186,964
   Equity-currency conversions     718                2,843                  732                  (3,575)b                   718
   Additional minimum
     pension liability          (1,372)                   -                    -                       -                  (1,372)
   Unrealized gain
     on investments                  -                    -                    -                       -                       -
                           --------------    ---------------        -------------         ----------------         --------------
                               323,302              367,447              345,305                (712,752)                323,302
                           --------------    ---------------        -------------         ----------------         --------------

    Total liabilities
      and equity              $674,054           $1,000,900             $898,957             $(1,233,271)             $1,340,640
                           ==============    ===============       ==============         ================         ==============

b.  Inter-company eliminations.

c. Current deferred tax on reserves for restructuring and unallocated, estimated tax payments.

                                                               DIMON Incorporated and Subsidiaries
                                                           Supplemental Combining Statement of Income
                                                              Three Months Ended September 30, 1996
                                                                             (Unaudited)

(in thousands)                    DIMON
                           Incorporated         Guarantors       Non-Guarantors             Eliminations                  Total
Sales and other operating
  revenues                      $ 3,385           $220,086             $264,133              $(76,870)a,b              $410,734
Cost of goods and
  services sold                      47            203,745              210,835               (68,942)a                 345,685
                            -------------      -------------        -------------          ---------------          -------------
                                  3,338             16,341               53,298                (7,928)                   65,049

Selling, administrative
  and general expenses            3,250             12,968               17,121                (2,835)a,b                30,504
                            ------------      -------------         ------------          ---------------          -------------

Operating income                     88              3,373               36,177                (5,093)                   34,545
                            ------------      -------------         ------------          ---------------         --------------

Interest Expense                  3,972              3,862                7,156                (5,093)a                   9,897
                            ------------      -------------         ------------          ---------------          -------------

Income (loss) before income
  taxes, minority interest
  and equity in net income
  of investee companies          (3,884)              (489)              29,021                     -                    24,648
Income taxes (benefit)           (1,553)              (196)              11,608                     -                     9,859
                            -------------      -------------        -------------          ---------------           ------------

Income (loss) before minority
  interest, equity in net
  income of  investee
  companies                      (2,331)              (293)              17,413                     -                    14,789
Loss applicable to
  minority interest                   -                  -                  (10)                    -                       (10)

Equity in net income of
  investee companies, net
  of income taxes                     -                 80                  386                     -                       466

Equity in net income of
  subsidiaries                   17,596             17,809                    -               (35,405)a                       -

                            ------------       ------------         ------------          ---------------           ------------
NET INCOME                      $15,265            $17,596             $ 17,809              $(35,405)                 $ 15,265
                            ============       ============        =============          ===============           ============

a.  Inter-company eliminations.

b. Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.

                                                               DIMON Incorporated and Subsidiaries
                                                         Supplemental Combining Statement of Cash Flows
                                                              Three Months Ended September 30, 1996
                                                                            (Unaudited)

(in thousands)                                      DIMON
                                             Incorporated       Guarantors   Non-Guarantors      Eliminations              Total
Operating activities
  Net Income                                      $15,265          $17,596          $17,809        $(35,405)a           $15,265
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
    Depreciation and amortization                     645            2,905            4,633               -               8,183
    Deferred items                                   (153)            (236)             611               -                 222
    Gain on foreign currency transactions               -              (26)             (93)              -                (119)
    Loss (gain) on disposition of fixed assets         44             (115)            (480)              -                (551)
    Undistributed earnings of
      investees/subsidiaries                      (17,596)         (17,889)            (386)         35,405 a              (466)
    Loss applicable to minority interest                -                -              (10)              -                 (10)
    Bad debt expense                                    -                -              284               -                 284
    Decrease (increase) in accounts
      receivable                                   (4,988)         111,310             (363)        (40,687)a            65,272
    Increase in inventories and
      advances on purchases of tobacco           (114,568)        (386,609)         (49,639)        193,945 a          (356,871)
    Decrease in recoverable taxes                       -                -               41               -                  41
    Decrease (increase) in prepaid
      expenses                                        815           (3,259)            (191)              -              (2,635)
    Increase (decrease) in accounts payable
      and accrued expenses                            623          163,109          (41,758)       (124,830)a            (2,856)
    Increase (decrease) in advances from
      customers                                    (3,345)         114,600           21,371         (28,617)a           104,009
    Increase (decrease) in income taxes            (2,181)             204            5,643               -               3,666
    Other                                               -                1               18               -                  19
                                            --------------  --------------     ------------     -------------     --------------

      Net cash provided (used) by
        operating activities                     (125,439)           1,591          (42,510)           (189)           (166,547)
                                             --------------  --------------     ------------     -------------     --------------

Investing activities
  Purchase of property and equipment                  (96)          (2,208)          (3,866)              -              (6,170)
  Proceeds from sale of property and
    equipment                                           4              132              668               -                 804
  Payments on notes receivable and
    receivable from investees                           -              127               20             167 a               314
  Proceeds from or (advances) for other
    investments and other assets                        -             (500)             170               -                (330)
                                             --------------  --------------     ------------     -------------     --------------
     Net cash provided (used) by investing
     activities                                       (92)          (2,449)          (3,008)            167              (5,382)
                                             --------------  --------------     ------------     -------------     --------------

a.  Inter-company eliminations

                                                               DIMON Incorporated and Subsidiaries
                                                   Supplemental Combining Statement of Cash Flows (Continued)
                                                              Three Months Ended September 30, 1996
                                                                            (Unaudited)

(in thousands)                                      DIMON
                                               Incorporated      Guarantors   Non-Guarantors     Eliminations           Total
Financing activities
   Repayment of debt                              $ (6,286)       $   (286)        $(46,393)    $         -             $(52,965)
   Proceeds from debt                              136,091               -          125,711              (56)a           261,746
   Cash dividends paid to DIMON Incorporated
     stockholders                                   (5,719)              -                -               -               (5,719)
   Proceeds from sale of common stock                   33               -                -               -                   33
                                             --------------  --------------     ------------     -------------     --------------

     Net cash provided (used) by financing
       activities                                  124,119            (286)          79,318              (56)            203,095
                                             --------------  --------------     ------------     -------------     --------------

Effect of exchange rate changes on cash                  -               -             (206)              -                 (206)
                                             --------------  --------------     ------------     -------------     --------------

Increase (decrease) in cash and cash
  equivalents                                       (1,412)         (1,144)          33,594              (78)a            30,960
Cash and cash equivalents at beginning of
  year                                                 723           6,894           46,120               83 a            53,820
                                             --------------  --------------     ------------     -------------     --------------
     Cash and cash equivalents at end of
        period                                    $   (689)        $ 5,750          $79,714        $       5             $84,780
                                             ==============  ==============     ============     =============     ==============

a.  Inter-company eliminations

                                                               DIMON Incorporated and Subsidiaries
                                                              Supplemental Combining Balance Sheet
                                                                          June 30, 1996

(in thousands)                                        DIMON
                                               Incorporated     Guarantors    Non-Guarantors      Eliminations             Total
Assets
Current assets
  Cash and cash equivalents                     $      723      $    6,894         $ 46,120  $            83 a      $     53,820
  Notes receivable                                       -             475           19,347          (18,695)b             1,127
  Trade receivables, net of allowances              26,762         178,390          162,624         (176,878)b           190,898
  Inventories:
    Tobacco                                              -          54,729          260,747                -             315,476
     Other                                              49           1,174           16,802                -              18,025
   Advances on purchases of tobacco                168,616          28,113           49,659         (171,679)b            74,709
   Recoverable income taxes                              -               -            1,563                -               1,563
   Prepaid expenses and other assets                 4,190             979            7,988                -              13,157
                                             --------------   -------------    ------------- -----------------    ---------------
       Total current assets                        200,340         270,754          564,850         (367,169)            668,775
                                             --------------   -------------    ------------- -----------------    ---------------

Investments and other assets
   Equity in net assets of investee
     companies                                           -           5,884            2,384                -               8,268
  Consolidated subsidiaries                        288,533         336,667           21,230         (646,430)b                -
  Other investments                                 23,067           2,861            9,337          (32,278)b             2,987
  Notes receivable                                     139           3,965              (26)               -               4,078
  Other                                                  -             981           18,170                -              19,151
                                             --------------   -------------    ------------- -----------------    ---------------
                                                   311,739         350,358           51,095         (678,708)             34,484
                                             --------------   -------------    ------------- -----------------    ---------------

Intangible assets
  Excess of cost over related net assets
    of business acquired                               375           8,281           14,465                -              23,121
  Production and supply contracts                        -          25,960            7,365                -              33,325
  Pension asset                                      3,042           1,088               -                 -               4,130
                                             --------------   -------------    ------------- -----------------    ---------------
                                                     3,417          35,329           21,830                -              60,576
                                             --------------   -------------    ------------- -----------------    ---------------

Property, plant and equipment
  Land                                               1,770           1,925           15,528                -              19,223
  Buildings                                          4,739          25,568          113,434                -             143,741
  Machinery and equipment                            5,271          48,858          106,108                -             160,237
  Allowances for depreciation                       (4,883)        (26,877)         (54,666)               -             (86,426)
                                             --------------   -------------    ------------- -----------------    ---------------
                                                     6,897          49,474          180,404                -             236,775
                                             --------------   -------------    ------------- -----------------    ---------------

Deferred taxes and other deferred charges           19,259               -              145                -              19,404
                                             --------------   -------------    ------------- -----------------    ---------------
Total assets                                      $541,652        $705,915         $818,324      $(1,045,877)         $1,020,014
                                             ==============   =============    =============  ================    ===============

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

                                                               DIMON Incorporated and Subsidiaries
                                                              Supplemental Combining Balance Sheet
                                                                          June 30, 1996

(in thousands)                                        DIMON
                                               Incorporated      Guarantors   Non-Guarantors      Eliminations              Total
Current Liabilities

   Notes payable to banks                  $            -    $           -    $           -  $             -     $             -
   Accounts payable:
     Trade                                          1,423          281,706           86,216         (303,375)b            65,970
     Officers and employees                        14,427            2,263            7,384                -              24,074
     Other                                          4,749            1,554            8,159                -              14,462
   Advances from customers                          3,380           49,729           73,029          (51,985)b            74,153
   Accrued expenses                                 2,418           13,941           35,438                -              51,797
   Income taxes                                   (12,489)c          3,083           15,042             (277)b             5,359
   Long-term debt current                           4,286              350            5,982                -              10,618
                                             --------------   -------------    -------------   ---------------    ---------------
       Total current liabilities                   18,194          352,626          231,250         (355,637)            246,433
                                             --------------   -------------    -------------   ---------------    ---------------

Long-term debt
  Revolving Credit Notes and Other                 48,856            1,068          226,717          (10,770)b           265,871
  Senior Notes                                    125,000                -                -                -             125,000
                                             --------------   -------------    -------------   ---------------    ---------------
                                                  173,856            1,068          226,717          (10,770)            390,871
                                             --------------   -------------    -------------   ---------------    ---------------
Deferred Credits
  Income taxes                                      6,198           (6,259)          21,557                -              21,496
  Compensation and other benefits                  27,556            8,629            8,280                -              44,465
                                             --------------   -------------    -------------   ---------------    ---------------
                                                   33,754            2,370           29,837                -              65,961
                                             --------------   -------------    -------------   ---------------    ---------------
Minority interest in subsidiaries                      -                 -              901                -                 901
                                             --------------   -------------    -------------   ---------------    ---------------

Stockholders' equity
   Common stock                                   136,959          143,026          180,366         (323,392)b           136,959
   Retained earnings                              177,419          203,982          146,398         (350,380)b           177,419
   Equity-currency conversions                      2,842            2,843            2,855           (5,698)b             2,842
   Additional minimum pension liability            (1,372)               -                -                -              (1,372)
   Unrealized gain on investments                      -                 -                -                -                   -
                                             --------------   -------------    -------------   ---------------    ---------------
                                                  315,848          349,851          329,619         (679,470)            315,848
                                             --------------   -------------    -------------   ---------------    ---------------

       Total liabilities and equity              $541,652         $705,915         $818,324      $(1,045,877)         $1,020,014
                                             ==============   =============    =============   ===============    ===============

b.  Inter-company eliminations.

c. Current deferred tax on reserves for restructuring and unallocated, estimated tax payments.

                                                               DIMON Incorporated and Subsidiaries
                                                           Supplemental Combining Statement of Income
                                                              Three Months Ended September 30, 1995
                                                                             (Unaudited)

(in thousands)                                        DIMON
                                               Incorporated      Guarantors   Non-Guarantors      Eliminations              Total
Sales of other operating revenues                  $6,846          $217,916        $212,952       $(98,022)a,b         $  339,692
Cost of goods and services sold                    (2,269)c         200,521         173,124        (86,488)a              284,888
                                               ------------    ------------    ------------   ----------------      -------------
                                                    9,115            17,395          39,828        (11,534)                54,804

Selling, administrative and general expenses        3,306            11,912          18,105         (2,797)a,b             30,526
Restructuring and merger related costs                  -                 -           1,498              -                  1,498
                                               ------------    ------------    ------------   ----------------      -------------

Operating income                                    5,809             5,483          20,225         (8,737)                22,780
                                               ------------    ------------    ------------   ----------------      -------------

Interest expense                                    6,639             7,330           7,782         (8,737)a               13,014
                                               ------------    ------------    ------------   ----------------      -------------

Income (loss) before income taxes,
  minority interest and equity in net
  income (loss) of investee companies                (830)           (1,847)         12,443             -                   9,766
Income taxes (benefit)                               (316)             (701)          4,728             -                   3,711
                                               ------------    ------------    ------------   ----------------      -------------

Income (loss) before minority interest
  and equity in net income (loss) of
  investee companies                                 (514)           (1,146)          7,715             -                   6,055

Income applicable to minority interest                  -                 -               4             -                       4

Equity in net income (loss) of investee
  companies, net of income taxes                        -               114            (137)            -                     (23)

Equity in net income of subsidiaries                6,542             7,574               -        (14,116)a                    -
                                               ------------    ------------    ------------   ----------------      -------------

NET INCOME                                         $6,028          $  6,542        $  7,574       $(14,116)              $  6,028
                                               ============    ============    =============   ===============      =============

a.  Inter-company eliminations.

b. Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.

c.  Change in reserves for inter-company profit in ending inventory.

                                                               DIMON Incorporated and Subsidiaries
                                                         Supplemental Combining Statement of Cash Flows
                                                              Three Months Ended September 30, 1995
                                                                             (Unaudited)

(in thousands)                                        DIMON
                                               Incorporated      Guarantors   Non-Guarantors      Eliminations             Total

Operating activities
  Net Income                                     $   6,028       $   6,542        $   7,574        $ (14,116)a         $   6,028
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization                     525           2,609            4,544                -               7,678
     Deferred items                                    959              90           (2,368)               -              (1,319)
     Gain on foreign currency transactions               -             (30)            (174)               -                (204)
     Gain on disposition of fixed assets               (14)            (16)            (107)               -                (137)
     Undistributed earnings of
       investees/subsidiaries                       (6,542)         (7,688)             137           14,116 a                23
     Income applicable to minority interest              -               -                4                -                   4
     Bad debt expense                                    -               -              301                -                 301
     Decrease (increase) in accounts
       receivable                                   (6,509)         (3,913)        (123,769)         186,770 a            52,579
     Decrease (increase) in inventories and
       advances on purchases of tobacco            (82,542)        (23,958)        (301,482)          49,035 a          (358,947)
     Decrease in recoverable taxes                       -               -            (138)                -                (138)
     Decrease (increase) in prepaid
       expenses                                      9,415            (131)           9,449                -              18,733
     Increase (decrease) in accounts payable
       and accrued expenses                         (5,025)        373,457           67,003         (398,070)a            37,365
     Increase (decrease) in advances from
       customers                                        36        (337,481)         301,346          170,227 a           134,128
     Increase (decrease) in income taxes            (1,153)            695            2,488             (266)a             1,764
     Other                                               -            (790)             988                -                 198
                                                  ---------     -----------        ---------         ---------        -----------

      Net cash provided (used) by
        operating activities                       (84,822)          9,386          (34,204)           7,696            (101,944)
                                                 ----------     -----------       ----------         ---------        -----------

Investing activities
   Purchase of property and equipment                  (51)         (2,028)          (4,944)               -              (7,023)
   Proceeds from sale of property and
   equipment                                            14              39              478                -                 531
   Payments on notes receivable and
     receivable from investees                          26               3              981                -               1,010
   Issuance of notes receivable                        (83)         (2,382)            (715)               -              (3,180)
   Advances for other investments
     and other assets                                5,120          (5,776)           6,949           (7,955)a            (1,662)
   Purchase of subsidiary                                -          (5,711)               -                -              (5,711)
                                                 ----------     -----------       ----------         ---------        -----------
      Net cash provided (used) by investing
      activities                                     5,026         (15,855)           2,749           (7,955)            (16,035)
                                                 ----------     -----------       ----------         ---------        -----------

a.  Inter-company eliminations

                                                               DIMON Incorporated and Subsidiaries
                                                   Supplemental Combining Statement of Cash Flows (Continued)
                                                              Three Months Ended September 30, 1995
                                                                            (Unaudited)

(in thousands)                                        DIMON
                                               Incorporated       Guarantors    Non-Guarantors      Eliminations           Total
Financing activities
   Repayment of debt                              $(57,129)        $  (571)         $(32,433)     $        -            $(90,133)
   Proceeds from debt                              142,343              -             87,787               -             230,130
   Proceeds from sale of common stock                1,950              -                  -               -               1,950
   Cash dividends paid to DIMON Incorporated
     stockholders                                   (5,141)          5,600            (5,600)              -              (5,141)
                                                -----------      ----------       ----------       -----------         ----------

     Net cash provided (used) by financing
       activities                                   82,023           5,029            49,754               -             136,806
                                                ----------      -----------       ----------       -----------        -----------

Effect of exchange rate changes on cash                  -               -              (918)              -                (918)
                                                -----------     -----------       ----------       -----------        -----------

Increase (decrease) in cash and cash
  equivalents                                        2,227          (1,440)           17,381            (259)a            17,909
Increase(decrease) in cash from purchased
  subsidiary                                             -             495                 -               -                 495
Cash and cash equivalents at beginning of
  year                                               1,328           1,879            12,254          26,865 a            42,326
                                               ------------    ------------     ------------     -------------       ------------
     Cash and cash equivalents at end of
        period                                    $  3,555        $    934          $ 29,635         $26,606            $ 60,730
                                               ============    ============     ============     =============       ============

a.  Inter-company eliminations

DIMON INCORPORATED AND SUBSIDIARIES NOTES TO CONSOLIDATED
FINANCIAL STATEMENTS (Continued)



10.     a.   Each of the Guarantors, the Company's wholly-owned subsidiaries,
             DIMON International, Inc. and Florimex Worldwide Inc., have fully and unconditionally guaranteed on a joint and several basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company's obligations under the Notes and the related indenture, including its obligations to pay principal, premium, if any, and interest with respect to the Notes. The obligations of each Guarantor are limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other Guarantor under its Guarantee or pursuant to its contribution obligations under the Indenture, can be guaranteed by the relevant Guarantor without resulting in the obligations of such Guarantor under its Guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable federal or state law. Each of the Guarantees are a guarantee of payment and not collection. Each Guarantor that makes a payment or distribution under a Guarantee shall be entitled to a contribution from each other Guarantor in an amount pro rata, based on the assets less liabilities of each Guarantor determined in accordance with generally accepted accounting principles (GAAP). The Company is not restricted from selling or otherwise disposing of any of the Guarantors other than DIMON International, Inc. provided that the proceeds of any such sale are applied as required by the Indenture.

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

        b. DIMON Incorporated and each of the Guarantors has accounted for their respective subsidiaries on the equity basis.

        c. Certain reclassifications were made to conform all of the financial information to the financial presentation on a consolidated basis. The principal eliminating entries eliminate investments in subsidiaries and intercompany balances.

        d. Included in the above balance sheets are certain related party balances among borrower, the guarantors and non-guarantors. Due to the Company's world-wide operations, related party activity is included in most balance sheet accounts. The tables below set forth the significant intercompany balances for each of the periods presented.

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




                               SEPTEMBER 30, 1996

                                  DEBIT(CREDIT)



                                 DIMON                               Non-
                              Incorporated        Guarantors     Guarantors

Accounts Receivable            $ 31,690           $  17,830       $ 88,251
Advances on Purchases           283,181             108,028         11,400
Accounts Payable Trade              (15)           (413,403)       (12,559)
Advances from Customers             (35)             (1,985)       (78,619)




                                  JUNE 30, 1996

                                  DEBIT(CREDIT)


                                 DIMON                               Non-
                              Incorporated        Guarantors     Guarantors


Accounts Receivable            $ 26,761           $ 120,661       $ 54,267
Advances on Purchases           168,616              16,886         18,963
Accounts Payable Trade              (70)           (272,781)       (40,033)
Advances from Customers          (3,380)                (37)       (52,256)

                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations



(in thousands)

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995:


The Company's sales and other operating revenues increased $71,042 (20.9%) for the three months ended September 30, 1996 from the same period in 1995. Tobacco sales increased $61,676 (23.2%) primarily due to higher average prices of foreign tobaccos sold and increased quantities of U.S. and foreign grown tobacco. Increases in quantities of U.S. tobaccos sold were partially offset by a decrease in average prices. Increased quantities of U.S. and foreign tobacco benefited from earlier timing of shipments. Increased higher average prices and increased quantities of foreign tobacco accounted for $44,155 and $13,515, respectively of the increase, while increased quantities of U.S. tobacco accounted for $23,674 of the increase offset by the impact of decreased average prices of $15,408. The balance was due to decreased revenues from services. Foreign tobacco sales increased primarily in Africa and Asia. Flower sales increased $9,366 (12.7%) due primarily to increases from operations in Europe and Japan.

Cost of sales and expenses for the period ended September 30, 1996, were $376,189, an increase of 19.3% from $315,414, before the $1,498 change for restructuring costs, for the three months ended September 30, 1995. Cost of sales and expenses of the tobacco operations increased $52,627 to $289,818 primarily due to higher sales of tobacco in the period. Gross profit for the tobacco operations increased $9,073 (19.0%) for the three months ended September 30, 1996 over the corresponding period in 1995 primarily due to increased sales and gross margins on tobacco from Africa and South America. The gross margin percentage for the tobacco operations decreased from 18.0% to 17.3%.

Cost of sales and expenses for the Company's flower segment increased $8,087 (10.8%) to $83,121 for the three month period ended September 30, 1996 over the corresponding period in 1995 due primarily to the sales increases in operations in Europe and Japan. The gross margin for flower operations increased $1,170 (16.7%) and the gross margin percentage for the flower operations increased from 9.5% to 9.9% both due to increased margins in the operations of Europe, Japan and Baardse.

Corporate expenses increased $61 to $3,250 in 1996 from $3,189 in 1995 due to increased accruals for employee incentive programs offset partially by decreased salaries.

Interest expense decreased $3,117 (24%) for the quarter ended September 30, 1996 primarily due to lower average borrowings.

The effective income tax rate increased from 38% in fiscal year 1996 to 40% in fiscal year 1997, based on estimates of taxable income projected each year.

Equity in net income of the tobacco investee companies increased $489 from the same period last year. The increase is due to increased income on operations in Greece.

Management's Discussion and Analysis of Financial
Condition and Results of Operations (Continued)



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

DIMON's working capital increased from $422,342 at June 30, 1996 to $440,094 at September 30, 1996. The current ratio of 2.7 to 1 at June 30, 1996 decreased to 1.8 to 1 at September 30, 1996. At September 30, 1996, current assets increased $327,571 (49%) and current liabilities increased $309,819 (125.7%) from June 30, 1996, reflecting the seasonal increase in the tobacco operations. Current assets increased primarily due to an increase in tobacco inventories of $350,433, partially offset by a decrease in trade receivables of $62,430. Current liabilities increased primarily due to increases in Notes payable to banks of $206,080 and Advances from customers of $103,412.

Cash flows used in operating activities increased $64,603 (63.4%) to $166,547 for the three months ended September 30, 1996 over the same period last year, due primarily to a decrease in accounts payable and accrued expenses and a decrease in advances from customers. Cash flows used in investing activities decreased $10,653 (66.4%) reflecting the 1995 purchase of a subsidiary and advances for notes receivable. Cash flows provided by financing activities increased $66,289 (48.4%) to $203,095 primarily due to net increased borrowings.

At September 30, 1996, DIMON had seasonally adjusted lines of credit of $996 million, excluding the long-term credit agreements. These lines bear interest at rates ranging from 5.25% to 10.75%. At September 30, 1996, unused lines of credit amounted to $405 million net of $145 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding borrowings during the three months ended September 30, 1996 were $496 million.

To ensure long-term liquidity, the Company entered into the $240 million New Credit Facility effective March 15, 1996. The New Credit Facility replaced the Company's $250 million Former Credit Facility. The Company used the Former Credit Facility to reclassify $250 million of short-term debt to long-term debt and did not borrow under it. The Company similarly uses the New Credit Facility to reclassify $240 million of its short-term debt. The interest rates available under the New Credit Facility depend on the type of advance selected and are based either on the agent bank's base lending rate (which was 8.25% at September 30, 1996, and is adjusted with changes in interest rates generally) or LIBOR plus 0.75%, through March 15, 1997, and thereafter plus a spread of 0.45% to 1.25% based on the ratings assigned to the Company's outstanding senior debt or on its consolidated interest coverage ratio. The New Credit Facility is subject to certain commitment fees and covenants that among other things require the Company to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions and, under certain circumstances, payment of dividends by the Company. The New Credit Facility terminates on March 15, 1998, but may be extended thereafter, year to year, upon approval of the Lenders. As of September 30, 1996, there were no borrowings outstanding under the New Credit Facility.

The company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At September 30, 1996, the Company had no material capital expenditure commitments. The Company believes that these sources of funds combined with the Senior Notes are sufficient to fund the Company's purchasing and capital needs for fiscal 1997.

Management's Discussion and Analysis of Financial Condition and
Results of Operations (Continued)




PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)     Exhibits  11  - Computation of Earnings Per Common Share

                  27  -  Financial Data Schedule

(b)     Reports on Form 8-K - None

                            SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DIMON INCORPORATED


                                              /s/ Jerry L. Parker
Date November 8, 1996                         Jerry L. Parker
                                              Vice President - Controller
                                              (Principal Accounting Officer)

                              EXHIBIT INDEX
                       -------------------------

Exhibit                                                         Page No.
----------                                                      -------

  11         Computation of Earnings Per Common Share             26

  27         Financial Data Schedule                              27