Form 10-Q
period 1996-12-31
DIMON INC
filed 1997-02-14
CIK 939930

Page 1 of 47
                                                       Page 28 - Exhibit Index

                                 UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D.C.  20549

                                _____________

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended December 31, 1996

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

            Yes [X]                                No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                               Outstanding at
     Class of Common Stock                    February 4, 1997
         NO par value                            42,409,775

                              DIMON INCORPORATED






                                    INDEX




                                                                 PAGE NO.
                                                                 --------

Part I.   Financial Information:

Consolidated Balance Sheet - December 31, 1996
and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . 3-4

Statement of Consolidated Income - Three Months and
Six Months Ended December 31, 1996 and 1995. . . . . . . . . . . .  5

Statement of Consolidated Cash Flows - Six
Months Ended December 31, 1996 and 1995. . . . . . . . . . . . . .  6

Notes to Consolidated Financial Statements . . . . . . . . . . . . 7-22

Management's Discussion and Analysis
of Financial Condition and Results of Operations . . . . . . . . .23-25

Part II.  Other Information. . . . . . . . . . . . . . . . . . . .26-27

PART I. FINANCIAL INFORMATION


                                                          DIMON Incorporated and Subsidiaries
                                                              CONSOLIDATED BALANCE SHEET

                                                                          December 31
                                                                             1996                       June 30
                                                                          (Unaudited)                    1996
(in thousands)                                                           ____________                  __________
ASSETS
Current assets
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . .     $      54,278              $      53,820
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . .             1,150                      1,127
    Trade receivables, net of allowances. . . . . . . . . . . . . .           185,802                    190,898
    Inventories:
       Tobacco. . . . . . . . . . . . . . . . . . . . . . . . . . .           556,302                    315,476
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            13,679                     18,025
    Advances on purchases of tobacco. . . . . . . . . . . . . . . .            93,270                     74,709
    Recoverable income taxes. . . . . . . . . . . . . . . . . . . .             2,806                      1,563
    Prepaid expenses and other assets . . . . . . . . . . . . . . .            14,040                     13,157
                                                                      ----------------           ----------------
                Total current assets. . . . . . . . . . . . . . . .           921,327                    668,775
                                                                      ----------------           ----------------

Investments and other assets
    Equity in net assets of investee companies. . . . . . . . . . .             9,180                      8,268
    Other investments . . . . . . . . . . . . . . . . . . . . . . .             2,242                      2,987
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . .             7,615                      4,078
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            15,662                     19,151
                                                                      ----------------           ----------------
                                                                               34,699                     34,484
                                                                      ----------------           ----------------

Intangible assets
    Excess of cost over related net assets of
       business acquired. . . . . . . . . . . . . . . . . . . . . .            22,342                     23,121
    Production and supply contracts . . . . . . . . . . . . . . . .            30,844                     33,325
    Pension asset . . . . . . . . . . . . . . . . . . . . . . . . .             4,130                      4,130
                                                                      ----------------           ----------------
                                                                               57,316                     60,576
                                                                      ----------------           ----------------
Property, plant and equipment
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            18,841                     19,223
    Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . .           146,913                    143,741
    Machinery and equipment . . . . . . . . . . . . . . . . . . . .           172,683                    160,237
    Allowances for depreciation . . . . . . . . . . . . . . . . . .          (107,249)                   (86,426)
                                                                      ----------------           ----------------
                                                                              231,188                    236,775
                                                                      ----------------           ----------------

Deferred taxes and other deferred charges . . . . . . . . . . . . .            20,706                     19,404
                                                                       ---------------           ----------------
                                                                           $1,265,236                 $1,020,014
                                                                       ===============           ================

                                                          DIMON Incorporated and Subsidiaries
                                                              CONSOLIDATED BALANCE SHEET

                                                                          December 31
                                                                             1996                       June 30
                                                                          (Unaudited)                    1996
(in thousands)                                                           ____________                  __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable to banks. . . . . . . . . . . . . . . . . . . . .    $      145,583         $                -
    Accounts payable:
       Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . .            60,621                     65,970
       Officers and employees . . . . . . . . . . . . . . . . . . .             8,491                     24,074
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .            12,010                     14,462
    Advances from customers . . . . . . . . . . . . . . . . . . . .           172,450                     74,153
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .            39,079                     51,797
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            19,990                      5,359
    Long-term debt current. . . . . . . . . . . . . . . . . . . . .            10,040                     10,618
                                                                   -------------------        -------------------
                  Total current liabilities                                   468,264                    246,433
                                                                   -------------------        -------------------
Long-term debt
    Revolving Credit Notes and Other. . . . . . . . . . . . . . . .           267,095                    265,871
    Senior Notes. . . . . . . . . . . . . . . . . . . . . . . . . .           125,000                    125,000
                                                                   -------------------          -----------------
                                                                              392,095                    390,871
                                                                   -------------------          -----------------
Deferred credits:
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .            24,634                     21,496
    Compensation and other benefits . . . . . . . . . . . . . . . .            45,497                     44,465
                                                                   -------------------          -----------------
                                                                               70,131                     65,961
                                                                   -------------------          -----------------
Minority interest in subsidiaries . . . . . . . . . . . . . . . . .               497                        901
                                                                   -------------------          -----------------
Commitments and contingencies . . . . . . . . . . . . . . . . . . .                 -                          -
                                                                   -------------------          -----------------
Stockholders' equity
    Preferred Stock--no par value:
                               Dec. 31       Jun. 30
       Authorized shares. . . 10,000          10,000
       Issued shares. . . . .      -               -. . . . . . . .                 -                          -
    Common Stock--no par value:
                               Dec. 31       Jun. 30
       Authorized shares. . .125,000         125,000
       Issued shares. . . . . 42,379          42,366. . . . . . . .           137,163                    136,959
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . .           197,670                    177,419
    Equity-currency conversions . . . . . . . . . . . . . . . . . .               788                      2,842
    Additional minimum pension liability. . . . . . . . . . . . . .            (1,372)                    (1,372)
                                                                   -------------------          -----------------
                                                                              334,249                    315,848
                                                                   -------------------          -----------------
                                                                           $1,265,236                 $1,020,014
                                                                  ====================          =================

                                                            DIMON Incorporated and Subsidiaries
                                                           STATEMENT OF CONSOLIDATED INCOME
                                             Three Months and Six Months Ended December 31, 1996 and 1995
                                                                      (Unaudited)

                                                               1997            1996                  1997             1996
                                                             Second          Second             First Six        First Six
(in thousands, except per share amounts)                    Quarter         Quarter                Months           Months
                                                         ------------     ------------        --------------    -----------
Sales and other operating revenues. . . . . . . . . . . .  $771,341         $763,418           $1,182,075      $1,103,110
Cost of goods and services sold . . . . . . . . . . . .     700,717          680,958            1,046,402         965,846
                                                       ------------     ------------      ---------------  --------------
                                                             70,624           82,460              135,673         137,264

Selling, administrative and general expenses. . . . . . .    32,044           36,154               62,548          66,680
Restructuring and merger related costs. . . . . . . . . .         -            1,320                    -           2,818
                                                       ------------     ------------      ---------------  --------------
Operating Income. . . . . . . . . . . . . . . . . . . . .    38,580           44,986               73,125          67,766
Interest expense. . . . . . . . . . . . . . . . . . . . .    11,652           14,046               21,549          27,060
                                                       ------------     ------------      ---------------  --------------
Income before income taxes, minority
   interest, equity in net income of
   investee companies . . . . . . . . . . . . . . . . . .    26,928           30,940               51,576          40,706
Income taxes. . . . . . . . . . . . . . . . . . . . . . .    10,256           12,571               20,115          16,282
                                                       ------------     ------------      ---------------   -------------
Income before minority interest,
   equity in net income of investee
   companies. . . . . . . . . . . . . . . . . . . . . . .    16,672           18,369               31,461          24,424
Income applicable to minority interest. . . . . . . . . .        61              124                   51             128
Equity in net income of investee
   companies, net of income taxes . . . . . . . . . . . .       450              193                  916             170
                                                       ------------      -----------      ---------------   -------------
Income before extraordinary item. . . . . . . . . . . . .    17,061           18,438               32,326          24,466

Extraordinary item:
   Partial recovery of a previous extraordinary
   trade receivable write-off (net of
   applicable income tax expense of $870) . . . . . . . .         -            1,400                    -           1,400
                                                       ------------     ------------       --------------   -------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . .  $ 17,061         $ 19,838           $   32,326      $   25,866
                                                       ============     ============       ==============   =============
Earnings Per Share, primary
   Income before extraordinary item . . . . . . . . . . .      $.40             $.48                 $.76            $.64
   Extraordinary item . . . . . . . . . . . . . . . . . .       .00              .04                  .00             .04
                                                               ----             ----                 ----            ----
   Net Income . . . . . . . . . . . . . . . . . . . . . .      $.40             $.52                 $.76            $.68
                                                               ====             ====                 ====            ====
Earnings Per Share, assuming full dilution
   Income before extraordinary item . . . . . . . . . . .      $.40             $.45                 $.76            $.61
   Extraordinary item . . . . . . . . . . . . . . . . . .       .00              .03                  .00             .03
                                                               ----             ----                 ----            ----
   Net Income . . . . . . . . . . . . . . . . . . . . . .      $.40             $.48                 $.76            $.64
                                                               ====             ====                 ====            ====
Average number of shares outstanding:
   Primary. . . . . . . . . . . . . . . . . . . . . . . .    42,650           38,288               42,591          38,231
   Assuming full dilution . . . . . . . . . . . . . . . .    42,816           42,403               42,814          42,403

Cash dividends per share. . . . . . . . . . . . . . . . .      $.15            $.135                $.285            $.27
                                                               ====            =====                =====            ====

                                                          DIMON Incorporated and Subsidiaries
                                                         STATEMENT OF CONSOLIDATED CASH FLOWS
                                                      Six Months Ended December 31, 1996 and 1995
                                                                      (Unaudited)

                                                                          December 31                 December 31
                                                                             1996                        1995
(in thousands)                                                           ____________                  __________
Operating activities
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . .       $  32,326                   $  25,866
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . .          16,435                      17,113
       Deferred items . . . . . . . . . . . . . . . . . . . . . . .           2,189                       2,812
       Loss (gain) on foreign currency transactions . . . . . . . .              82                        (158)
       Gain on disposition of fixed assets. . . . . . . . . . . . .          (2,687)                       (798)
       Gain on sale of investee . . . . . . . . . . . . . . . . . .               -                      (3,751)
       Gain on sale of investment . . . . . . . . . . . . . . . . .               -                      (1,090)
       Undistributed earnings of investees. . . . . . . . . . . . .            (916)                       (170)
       Income applicable to minority interest . . . . . . . . . . .              51                         128
       Bad debt expense . . . . . . . . . . . . . . . . . . . . . .             697                         497
       Decrease (increase) in accounts receivable . . . . . . . . .           6,887                     (86,021)
       Increase in inventories and advances on
         purchases of tobacco . . . . . . . . . . . . . . . . . . .        (258,418)                    (78,650)
       Decrease (increase) in recoverable taxes . . . . . . . . . .          (1,261)                        112
       Decrease (increase) in prepaid expenses. . . . . . . . . . .          (1,025)                     23,281
       Decrease in accounts payable
         and accrued expenses . . . . . . . . . . . . . . . . . . .         (33,376)                     (5,435)
       Increase in advances from customers. . . . . . . . . . . . .          98,163                     102,185
       Increase in income taxes . . . . . . . . . . . . . . . . . .          14,721                       7,659
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .              (8)                       (723)
                                                                         ____________                  __________
         Net cash provided (used) by operating
         activities . . . . . . . . . . . . . . . . . . . . . . . .        (126,140)                      2,857
                                                                         ____________                  __________

Investing activities
    Purchase of property and equipment. . . . . . . . . . . . . . .         (12,652)                    (10,618)
    Proceeds from sale of property and equipment. . . . . . . . . .           4,691                       1,962
    Payments received on notes receivable
       and receivable from investees. . . . . . . . . . . . . . . .             555                         926
    Advances for notes receivable . . . . . . . . . . . . . . . . .            (805)                       (328)
    Proceeds from or (advances for) other
       investments and other assets . . . . . . . . . . . . . . . .            (250)                      9,768
    Purchase of subsidiary. . . . . . . . . . . . . . . . . . . . .               -                      (6,543)
                                                                         ____________                  __________
         Net cash used by investing
         activities . . . . . . . . . . . . . . . . . . . . . . . .          (8,461)                     (4,833)
                                                                         ____________                  __________

Financing activities
    Repayment of debt . . . . . . . . . . . . . . . . . . . . . . .        (197,813)                   (276,841)
    Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . .         344,792                     290,257
    Proceeds from sale of common stock. . . . . . . . . . . . . . .             205                       1,950
    Cash dividends paid to DIMON Incorporated
       stockholders . . . . . . . . . . . . . . . . . . . . . . . .         (12,075)                    (10,302)
                                                                         ____________                  __________
    Net cash provided by financing activities . . . . . . . . . . .         135,109                       5,064
                                                                         ____________                  __________
Effect of exchange rate changes on cash . . . . . . . . . . . . . .             (50)                        311
                                                                         ____________                  __________
Increase in cash and cash equivalents . . . . . . . . . . . . . . .             458                       3,399
Cash and cash equivalents at beginning of year. . . . . . . . . . .          53,820                      42,326
                                                                         ------------                ------------
         Cash and cash equivalents at end of period . . . . . . . .      $   54,278                  $   45,725
                                                                         ============                ============

                     DIMON INCORPORATED AND SUBSIDIARIES
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1. Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures outstanding December 31, 1995, were converted into Common Stock at the beginning of the reporting periods thereby increasing the weighted average number of shares considered outstanding during the periods. Also, all interest expense on the debentures for the periods is added to pre-tax income and the hypothetical additional income tax expense is deducted. The weighted average number of shares outstanding is increased by common stock equivalents on employee stock options.


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


3. On April 1, 1995, Dibrell Brothers, Incorporated (Dibrell) and Monk-Austin, Inc. (Monk-Austin) merged into DIMON Incorporated. In connection with the merger, the Company incurred legal, accounting and financial consultants costs of $8.1 million and commenced various activities to restructure its worldwide
       operations.   In June, 1995, the Company provided a
       restructuring reserve of $17.9 million pre-tax related primarily to eliminating duplicative facilities of tobacco operations and a reduction in the number of employees. During the six months ended December 31, 1995, an additional $2.8 million, pre-tax, was provided for restructuring the tobacco operations primarily in Brazil for a reduction in the number of employees. Other provisions subsequent to December 31, 1995 increased the 1996 fiscal year restructuring provision to $15.4 million which was primarily for additional severance costs. During the year ended June 30, 1996, the Company severed a total of 367 employees in connection with restructuring. The severed employees were primarily in the tobacco division and worked in various departments throughout the Company. At June 30, 1996, the remaining cash outlays associated with employee separations were expected to total $15.2 million, of which $10.8 million will be expended in 1997. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years. No additional restructuring charges are anticipated.

       During the six months ended December 31, 1996,the Company paid out $5.6 million, principally for employee separations.

4. On February 9, 1996, the Company called for redemption on March 11, 1996, all of the $54.3 million outstanding Convertible Subordinated Debentures. As of March 4, 1996, holders of Debentures had converted 99.85% of the Debentures into 4,035,969 shares of the Company's common stock. The remaining Debentures were redeemed on March 11, 1996, for $89,188. The Company funded the redemption price for these Debentures from working capital. Proforma primary earnings per share as if the conversion had taken place at the beginning of the period would have been $.48 and $.64 for the three and six months ended December 31, 1995, equal to the fully diluted amounts as disclosed in the statement of consolidated income.

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


6. The results of operations for the three months and six months ended December 31, 1996 and 1995 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996.


7. On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "Notes") due 2006. The notes are general unsecured obligations of the Company and rank equally in right of payment with all other unsubordinated indebtedness. DIMON International, Inc. and Florimex Worldwide, Inc.(collectively, the "Guarantors"), wholly owned subsidiaries of the Company, have fully and unconditionally guaranteed on a joint and several basis the Company's obligations to pay principal, premium and interest relative to the Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. Supplemental combining financial information of the Guarantors is presented below:

                                                          DIMON Incorporated and Subsidiaries
                                                         Supplemental Combining Balance Sheet
                                                                   December 31, 1996
                                                                      (Unaudited)


(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Assets
Current assets
  Cash and cash equivalents                 $     (569)     $   1,448       $  52,804    $        595 a     $     54,278
  Notes receivable                                   -            420          35,188         (34,458)b            1,150
  Trade receivables, net of allowances          36,858        129,504         153,449        (134,009)b          185,802
  Inventories:
    Tobacco                                          -        326,781         231,125          (1,604)b          556,302
     Other                                          63          1,299          12,317               -             13,679
   Advances on purchases of tobacco            227,258         59,401          57,264        (250,653)b           93,270
   Recoverable income taxes                          -             84           2,722               -              2,806
   Prepaid expenses and other assets             3,579          2,600           7,872             (11)b           14,040
                                           ------------   ------------    ------------    -------------    --------------
      Total current assets                     267,189        521,537         552,741        (420,140)           921,327
                                          -------------   ------------    ------------   --------------   ---------------
Investments and other assets
   Equity in net assets of investee
     companies                                       -          2,739           6,441               -              9,180
  Consolidated subsidiaries                    347,595        354,687          59,555        (761,837)b                -
  Other investments                                  1          2,117           5,131          (5,007)b            2,242
  Notes receivable                                   -            706           6,909               -              7,615
  Other                                            139          3,930          11,593               -             15,662
                                           ------------  -------------   -------------    -------------   ---------------
                                               347,735        364,179          89,629        (766,844)            34,699
                                          ------------- --------------   -------------    -------------   ---------------

Intangible assets
  Excess of cost over related net assets
    of business acquired                           369         11,194          10,779               -             22,342
  Production and supply contracts                    -         23,548           7,296               -             30,844
  Pension asset                                  3,042          1,088               -               -              4,130
                                           ------------   ------------  --------------    -------------     -------------
                                                 3,411         35,830          18,075               -             57,316
                                           ------------  -------------  --------------    -------------    --------------

Property, plant and equipment
  Land                                           1,771          1,909          15,161               -             18,841
  Buildings                                      4,751         25,495         116,667               -            146,913
  Machinery and equipment                        5,129         51,232         116,322               -            172,683
  Allowances for depreciation                   (5,323)       (30,155)        (71,771)              -           (107,249)
                                           ------------   ------------   -------------   --------------   ---------------
                                                 6,328         48,481         176,379               -            231,188
                                           ------------   ------------   -------------   --------------   ---------------

Deferred taxes and other deferred charges       20,566              -             140               -             20,706
                                           ------------   ------------   -------------   --------------   ---------------
Total assets                                  $645,229       $970,027        $836,964     $(1,186,984)        $1,265,236
                                           ============   ============   =============    =============   ===============


a.  To correct for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b.  Inter-company eliminations.

                                                           DIMON Incorporated and Subsidiaries
                                                         Supplemental Combining Balance Sheet
                                                                   December 31, 1996
                                                                       (Unaudited)


(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Current Liabilities
   Notes payable to banks              $            -        $ 11,325        $254,918    $   (120,660)b      $   145,583
   Accounts payable:
     Trade                                        202         390,797          55,319        (385,697)b           60,621
     Officers and employees                     3,645           1,498           3,348               -              8,491
     Other                                      4,229           1,866           7,465          (1,550)b           12,010
   Advances from customers                        (84)        162,292          21,279         (11,037)b          172,450
   Accrued expenses                             2,453           7,540          29,086               -             39,079
   Income taxes                               (10,967)c         3,876          27,081               -             19,990
   Long-term debt current                       4,286             296           6,912          (1,454)            10,040
                                         --------------     ----------   ------------- ----------------   ---------------
       Total current liabilities                3,764         579,490         405,408         (520,398)          468,264
                                         --------------     ----------   ------------- ----------------   ---------------

Long-term debt
  Revolving Credit Notes and Other            146,372             698          20,397          99,628 b          267,095
  Senior Notes                                125,000               -               -               -            125,000
                                         --------------     ----------   ------------- ----------------   ---------------
                                              271,372             698          20,397          99,628            392,095
                                         --------------     ----------   ------------- ----------------   ---------------
Deferred Credits
  Income taxes                                  6,198           1,398          17,038               -             24,634
  Compensation and other benefits              29,646             538          15,313               -             45,497
                                          -------------     ----------   ------------- ----------------   ---------------
                                               35,844           1,936          32,351               -             70,131
                                         --------------     ----------   ------------- ----------------   ---------------
Minority interest in subsidiaries                   -              -              497               -                497
                                         --------------     ----------   ------------- ----------------   ---------------

Stockholders' equity
   Common stock                               137,163         144,690         199,408        (344,098)b          137,163
   Retained earnings                          197,670         240,370         178,101        (418,471)b          197,670
   Equity-currency conversions                    788           2,843             802          (3,645)b              788
   Additional minimum pension liability             -               -               -               -                  -
   Unrealized gain on investments              (1,372)              -               -               -             (1,372)
                                         --------------     ----------   ------------- ----------------    --------------
                                              334,249         387,903         378,311        (766,214)b          334,249
                                         --------------     ----------   ------------- ----------------    --------------

       Total liabilities and equity           $645,229       $970,027        $836,964     $(1,186,984)        $1,265,236
                                         ==============      =========       =========    =============       ===========


b.  Inter-company eliminations.

c.  Current deferred tax on reserves for restructuring and unallocated, estimated tax payments.

                                                           DIMON Incorporated and Subsidiaries
                                                      Supplemental Combining Statement of Income
                                                         Three Months Ended December 31, 1996
                                                                         (Unaudited)



(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Sales and other operating revenues            $  5,442      $ 587,146       $ 383,111       $(204,358)a         $771,341
Cost of goods and services sold                  6,114        552,917         327,532        (185,846)a          700,717
                                          -------------  -------------   -------------    ---------------   -------------
                                                  (672)        34,229          55,579         (18,512)            70,624

Selling, administrative and general expenses     3,406         21,069          19,209         (11,640)a,b         32,044
                                           ------------  -------------    ------------    ---------------   -------------

Operating income                                (4,078)        13,160          36,370         (6,872)             38,580

Interest Expense                                  (210)         6,011          12,723          (6,872)a           11,652
                                           ------------  -------------    ------------    ---------------   -------------

Income (loss) before income taxes, minority
   interest and equity in net income of
   investee companies                           (3,868)         7,149          23,647               -             26,928
Income taxes (benefits)                         (2,137)         2,774           9,619               -             10,256
                                          -------------  -------------   -------------    ---------------    ------------

Income (loss) before minority interest,
  equity in net income of  investee
  companies                                     (1,731)         4,375          14,028               -             16,672

Income applicable to minority interest               -              -              61               -                 61

Equity in net income (loss) of investee
  companies, net of income taxes                     -            523             (73)              -                450

Equity in net income of subsidiaries            18,792         13,894               -         (32,686)                 -
Extraordinary items                                  -              -               -               -                  -
                                           ------------   ------------    ------------    ---------------    ------------
NET INCOME                                    $ 17,061       $ 18,792        $ 13,894        $(32,686)          $ 17,061
                                           ============   ============    ============    ===============    ============


a.  Inter-company eliminations.

b.  Royalty expense in SG&A and Royalty income in Sales and other operating revenues  for Consolidated Entities.

                                                          DIMON Incorporated and Subsidiaries
                                                      Supplemental Combining Statement of Income
                                                          Six Months Ended December 31, 1996
                                                                        (Unaudited)



(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Sales and other operating revenues             $ 8,827      $ 807,232       $ 647,244       $(281,228)a       $1,182,075
Cost of goods and services sold                  6,161        756,662         538,367        (254,788)a        1,046,402
                                          -------------  -------------   -------------    ---------------   -------------
                                                 2,666         50,570         108,877        (26,440)            135,673

Selling, administrative and general expenses     6,656         34,037          36,330         (14,475)a,b         62,548
                                           ------------  -------------    ------------    ---------------   -------------

Operating income                                (3,990)        16,533          72,547         (11,965)            73,125

Interest Expense                                 3,762          9,873          19,879         (11,965)a           21,549
                                           ------------  -------------    ------------    ---------------   -------------

Income (loss) before income taxes, minority
   interest and equity in net income of
   investee companies                           (7,752)         6,660          52,668               -             51,576
Income taxes (benefits)                         (3,690)         2,578          21,227               -             20,115
                                          -------------  -------------   -------------    ---------------    ------------

Income (loss) before minority interest,
  equity in net income of  investee
  companies                                     (4,062)         4,082          31,441               -             31,461

Income applicable to minority interest               -              -              51               -                 51

Equity in net income (loss) of investee
  companies, net of income taxes                     -            603             313               -                916

Equity in net income of subsidiaries            36,388         31,703               -         (68,091)                 -
Extraordinary items                                  -              -               -               -                  -
                                           ------------   ------------    ------------    ---------------    ------------
NET INCOME (LOSS)                            $  32,326       $ 36,388        $ 31,703        $(68,091)      $     32,326
                                           ============   ============    ============    ===============   =============


a.  Inter-company eliminations.

b  Royalty expense in SG&A and Royalty income in Sales and other operating revenues  for Consolidated Entities.

                                                          DIMON Incorporated and Subsidiaries
                                                    Supplemental Combining Statement of Cash Flows
                                                          Six Months Ended December 31, 1996
                                                                        (Unaudited)



(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Operating activities
  Net Income                                   $32,326        $36,388         $31,703        $(68,091)a          $32,326
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization               1,289          5,589           9,557               -             16,435
     Deferred items                                211           (432)          2,410               -              2,189
     Loss on foreign currency transactions           -             56              26               -                 82
     Loss (gain) on disposition of fixed assets     44         (1,459)         (1,272)              -             (2,687)
     Undistributed earnings of
        investees/subsidiaries                 (36,388)       (32,306)           (313)         68,091 a             (916)
     Income applicable to minority interest          -              -              51               -                 51
     Bad debt expense                                -              -             697               -                697
     Decrease (increase) in accounts
       receivable                              (10,096)        48,829          11,023         (42,869)a            6,887
     Decrease (increase) in inventories and
       advances on purchases of tobacco        (58,656)      (303,464)         23,124          80,578 a         (258,418)
     Increase in recoverable taxes                   -            (84)         (1,177)              -             (1,261)
     Decrease (increase) in prepaid
       expenses                                    532         (1,605)             37              11 a           (1,025)
     Increase (decrease) in accounts payable
       and accrued expenses                    (12,487)        114,870        (55,832)        (79,927)a          (33,376)
     Increase (decrease) in advances from
       customers                                (3,464)       112,563         (51,884)         40,948 a           98,163
     Increase in income taxes                    1,522            794          12,128             277 a           14,721
     Other                                           -             (1)             (7)              -                 (8)
                                         -------------- --------------    ------------    -------------    --------------

      Net cash used by operating activities    (85,167)       (20,262)        (19,729)            (982)         (126,140)
                                         -------------- --------------    ------------    -------------    --------------

Investing activities
   Purchase of property and equipment             (112)        (3,111)         (9,429)              -            (12,652)
   Proceeds from sale of property and
      equipment                                      4          1,544           3,143               -              4,691
   Payments on notes receivable and
     receivable from investees                       -            330             225               -                555
   Advances on notes receivable                      -              -          (1,298)            493 a             (805)
   Proceeds from or (advances) for other
     investments and other assets               (1,663)        14,814         (16,456)          3,055               (250)
                                         -------------- --------------    ------------    -------------    --------------
      Net cash provided (used) by investing
      activities                                (1,771)        13,577         (23,815)           3,548            (8,461)
                                         -------------- --------------    ------------    -------------    --------------

a.  Inter-company eliminations

                                                          DIMON Incorporated and Subsidiaries
                                              Supplemental Combining Statement of Cash Flows (Continued)
                                                          Six Months Ended December 31, 1996
                                                                     (Unaudited)



(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Financing activities
   Repayment of debt                         $(109,150)    $     (424)       $(88,239)    $         -          $(197,813)
   Proceeds from debt                          206,666              -         138,517            (391)a          344,792
   Proceeds from sale of common stock              205              -               -               -                205
   Cash dividends paid to DIMON Incorporated
     stockholders                              (12,075)         1,663               -          (1,663)a          (12,075)
                                         -------------- --------------    ------------    -------------    --------------

     Net cash provided (used) by financing
       activities                               85,646          1,239          50,278          (2,054)           135,109
                                         -------------- --------------    ------------    -------------    --------------

Effect of exchange rate changes on cash              -              -             (50)              -                (50)
                                         -------------- --------------    ------------    -------------    --------------

Increase (decrease) in cash and cash
  equivalents                                   (1,292)        (5,446)          6,684             512                458
Cash and cash equivalents at beginning of
  year                                             723          6,894          46,120              83             53,820
                                         -------------- --------------    ------------    -------------    --------------
     Cash and cash equivalents at end of
        period                                $   (569)     $   1,448         $52,804       $     595            $54,278
                                         ============== ==============    ============    =============     =============


a.  Inter-company eliminations

                                                          DIMON Incorporated and Subsidiaries
                                                         Supplemental Combining Balance Sheet
                                                                     June 30, 1996


(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Assets
Current assets
  Cash and cash equivalents                 $      723     $    6,894        $ 46,120     $        83 a     $     53,820
  Notes receivable                                   -            475          19,347         (18,695)b            1,127
  Trade receivables, net of allowances          26,762        178,390         162,624        (176,878)b          190,898
  Inventories:
    Tobacco                                          -         54,729         260,747               -            315,476
     Other                                          49          1,174          16,802               -             18,025
   Advances on purchases of tobacco            168,616         28,113          49,659        (171,679)b           74,709
   Recoverable income taxes                          -              -           1,563               -              1,563
   Prepaid expenses and other assets             4,190            979           7,988               -             13,157
                                         --------------  -------------   --------------   -------------   ---------------
       Total current assets                    200,340        270,754         564,850        (367,169)           668,775
                                         --------------  -------------   --------------   -------------   ---------------

Investments and other assets
   Equity in net assets of investee
     companies                                       -          5,884           2,384               -              8,268
  Consolidated subsidiaries                    288,533        336,667          21,230        (646,430)b               -
  Other investments                             23,067          2,861           9,337         (32,278)b            2,987
  Notes receivable                                 139          3,965             (26)              -              4,078
  Other                                              -            981          18,170               -             19,151
                                         --------------  -------------   --------------   -------------   ---------------
                                               311,739        350,358          51,095        (678,708)            34,484
                                         --------------  -------------   --------------   -------------   ---------------

Intangible assets
  Excess of cost over related net assets
    of business acquired                           375          8,281          14,465               -             23,121
  Production and supply contracts                    -         25,960           7,365               -             33,325
  Pension asset                                  3,042          1,088              -                -              4,130
                                         --------------  -------------   --------------   -------------   ---------------
                                                 3,417         35,329          21,830               -             60,576
                                         --------------  -------------   --------------   -------------   ---------------

Property, plant and equipment
  Land                                           1,770          1,925          15,528               -             19,223
  Buildings                                      4,739         25,568         113,434               -            143,741
  Machinery and equipment                        5,271         48,858         106,108               -            160,237
  Allowances for depreciation                   (4,883)       (26,877)        (54,666)              -            (86,426)
                                         --------------  -------------   --------------   -------------   ---------------
                                                 6,897         49,474         180,404               -            236,775
                                         --------------  -------------   --------------   -------------   ---------------

Deferred taxes and other deferred charges       19,259              -             145               -             19,404
                                         --------------  -------------   --------------   -------------   ---------------
Total assets                                  $541,652       $705,915        $818,324     $(1,045,877)        $1,020,014
                                         ==============  =============   =============    =============   ===============


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

                                                          DIMON Incorporated and Subsidiaries
                                                         Supplemental Combining Balance Sheet
                                                                     June 30, 1996

(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Current Liabilities
   Notes payable to banks              $            -   $           -   $           - $             -    $             -
   Accounts payable:
     Trade                                      1,423         281,706          86,216        (303,375)b           65,970
     Officers and employees                    14,427           2,263           7,384               -             24,074
     Other                                      4,749           1,554           8,159               -             14,462
   Advances from customers                      3,380          49,729          73,029         (51,985)b           74,153
   Accrued expenses                             2,418          13,941          35,438               -             51,797
   Income taxes                               (12,489)c         3,083          15,042            (277)b            5,359
   Long-term debt current                       4,286             350           5,982               -             10,618
                                         --------------  -------------   -------------  ---------------   ---------------
       Total current liabilities               18,194         352,626         231,250        (355,637)           246,433
                                         --------------  -------------   -------------  ---------------   ---------------

Long-term debt
  Revolving Credit Notes and Other             48,856           1,068         226,717         (10,770)b          265,871
  Senior Notes                                125,000               -               -               -            125,000
                                         --------------  -------------   -------------  ---------------   ---------------
                                              173,856           1,068         226,717         (10,770)           390,871
                                         --------------  -------------   -------------  ---------------   ---------------
Deferred Credits
  Income taxes                                  6,198          (6,259)         21,557               -             21,496
  Compensation and other benefits              27,556           8,629           8,280               -             44,465
                                         --------------  -------------   -------------  ---------------   ---------------
                                               33,754           2,370          29,837               -             65,961
                                         --------------  -------------   -------------  ---------------   ---------------
Minority interest in subsidiaries                  -                -             901               -                901
                                         --------------  -------------   -------------  ---------------   ---------------

Stockholders' equity
   Common stock                               136,959         143,026         180,366        (323,392)b          136,959
   Retained earnings                          177,419         203,982         146,398        (350,380)b          177,419
   Equity-currency conversions                  2,842           2,843           2,855          (5,698)b            2,842
   Additional minimum pension liability        (1,372)              -               -               -             (1,372)
   Unrealized gain on investments                  -                -               -               -                  -
                                         --------------  -------------   -------------  ---------------   ---------------
                                              315,848         349,851         329,619        (679,470)           315,848
                                         --------------  -------------   -------------  ---------------   ---------------

       Total liabilities and equity          $541,652        $705,915        $818,324     $(1,045,877)        $1,020,014
                                         ==============  =============    ============  ===============   ===============


b.  Inter-company eliminations.

c.  Current deferred tax on reserves for restructuring and unallocated, estimated tax payments.

                                                          DIMON Incorporated and Subsidiaries
                                                      Supplemental Combining Statement of Income
                                                         Three Months Ended December 31, 1995
                                                                       (Unaudited)



(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors     Eliminations        Total
Sales and other operating revenues         $   9,247        $  591,723     $  340,923      $   (178,475)a,c   $   763,418
Cost of goods and services sold                (2,801)b        558,455        283,977          (158,673)a         680,958
                                          -------------   ------------  --------------  -------------------  ------------
                                              12,048            33,268         56,946           (19,802)           82,460

Selling, administrative and general             5,212           19,389         19,262            (7,709)a,c        36,154
Restructuring and merger related costs            597              630             93                -              1,320
                                          -------------   ------------  --------------  -------------------  ------------

Operating income                                6,239           13,249         37,591            12,093            44,986

Interest expense                                8,414           10,127          7,598          (12,093)a           14,046
                                          -------------   ------------  --------------  -------------------  ------------

Income (loss) before income taxes,
  minority interest, equity in net
  income of investee companies and
  extraordinary item                           (2,175)           3,122         29,993                -             30,940
Income taxes (benefits)                          (887)           1,212         12,246                -             12,571
                                          -------------   ------------  --------------  -------------------  ------------

Income (loss) before income taxes,
  minority interest, equity in net
  income of investee companies and
  extraordinary item                           (1,288)           1,910         17,747                -             18,369

Income applicable to minority interest              -                -            124                -                124
Equity in net income (loss) of investee
  companies, net of income taxes                    -              329           (136)               -                193
Equity in net income of subsidiaries           21,126           17,488              -          (38,614)a                -
                                          -------------   ------------  --------------  -------------------  ------------

Income before extraordinary item               19,838           19,727         17,487          (38,614)            18,438

Extraordinary item:
  Partial recovery of a previous
    extraordinary trade receivable
    write-off (net of applicable
    income tax expense of $870)                     -            1,400              -                -              1,400
                                          -------------   ------------  --------------  -------------------  ------------
NET INCOME                               $     19,838       $   21,127     $   17,487      $   (38,614)       $    19,838
                                         ==============    ===========  ==============   ==================  ============

a.  Inter-company eliminations.

b.  Change in reserves for inter-company profit in ending inventory.

c.  Royalty expense in SG&A and Royalty income in Sales and other operating revenues for Consolidated Entities.

                                                          DIMON Incorporated and Subsidiaries
                                                      Supplemental Combining Statement of Income
                                                          Six Months Ended December 31, 1995
                                                                        (Unaudited)



(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors     Eliminations        Total
Sales and other operating revenues         $  16,093        $  809,639     $  553,875      $  (276,497)a,c     $1,103,110
Cost of goods and services sold                (5,070)d        758,976        457,101         (245,161)a          965,846
                                        ---------------   ------------  --------------  ------------------- -------------
                                               21,163           50,663          96,774        (31,336)            137,264

Selling, administrative and general             8,518           31,301         37,367         (10,506)a,e          66,680
Restructuring and merger related costs            597              630          1,591               -               2,818
                                        ---------------   ------------ ---------------  ------------------- -------------

Operating income                               12,048           18,732         57,816          (20,830)            67,766

Interest expense                               15,053           17,457         15,380          (20,830)a           27,060
                                        ---------------   ------------ ---------------  ------------------- -------------

Income (loss) before income taxes,
  minority interest, equity in net
  income of investee companies and
  extraordinary item                           (3,005)           1,275         42,436                -             40,706
Income taxes (benefits)                        (1,202)             510         16,974                -             16,282
                                        ---------------   ------------ ---------------  ------------------- -------------

Income (loss) before income taxes,
  minority interest, equity in net
  income of investee companies and
  extraordinary item                           (1,803)             765         25,462                -             24,424
Income applicable to minority interest              -                -            128                -                128
Equity in net income (loss) of investee
  companies, net of income taxes                    -              443           (273)               -                170
Equity in net income of subsidiaries           27,669           25,061              -          (52,730)a                -
                                        ---------------   ------------ ---------------  ------------------- -------------

Income before extraordinary item               25,866           26,269         25,061          (52,730)            24,466

Extraordinary item:

  Partial recovery of a previous
    extraordinary trade receivable
    write-off (net of applicable
    income tax expense of $870)                     -            1,400              -                -              1,400
                                        ---------------   ------------ ---------------  ------------------- -------------
NET INCOME                                 $   25,866       $   27,669     $   25,061       $  (52,730)       $    25,866
                                        ===============   ============ ===============  =================== =============


a.  Inter-company eliminations.

d.  Change in reserves for inter-company profit in ending inventory.

e.  Royalty expense in SG&A and Royalty income in Sales and other operating revenues for Consolidated Entities.

                                                          DIMON Incorporated and Subsidiaries
                                                    Supplemental Combining Statement of Cash Flows
                                                          Six Months Ended December 31, 1995
                                                                       (Unaudited)



(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Operating activities
  Net Income                              $     25,866   $     27,669    $     25,061    $    (52,730)a       $   25,866
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization               1,146          5,461          10,506               -             17,113
     Deferred items                                625            175           2,012               -              2,812
     Loss (gain) on foreign currency
        transactions                                46            (51)           (153)              -               (158)
     Gain on disposition of fixed assets           (14)           (58)           (726)              -               (798)
     Gain on sale of investee                        -              -          (3,751)              -             (3,751)
     Gain on sale of investment                      -              -          (1,090)              -             (1,090)
     Undistributed earnings of
        investees/subsidiaries                 (27,669)       (25,504)            273          52,730 a             (170)
     Income applicable to minority interest          -              -             128               -                128
     Bad debt expense                                -            (10)            507               -                497
     Decrease (increase) in accounts
        receivable                             (14,560)       (23,632)        (63,972)         16,143 a          (86,021)
     Decrease (increase) in inventories and
       advances on purchases of tobacco         28,460         28,663        (139,094)          3,321 a          (78,650)
     Decrease in recoverable taxes                   -              -             112               -                112
     Decrease (increase) in prepaid expenses     9,167           (539)         14,653               -             23,281
     Increase (decrease) in accounts
       payable and accrued expenses             (5,915)       331,141         (53,695)       (276,966)a           (5,435)
     Increase (decrease) in advances
        from customers                             115       (328,280)        190,853         239,497 a          102,185
     Increase (decrease) in income
        taxes                                   (2,713)           937           9,435               -              7,659
     Other                                           -              -            (723)              -               (723)
                                          -------------  ------------- ---------------  ---------------     -------------

      Net cash provided (used) by
         operating activities                   14,554         15,972          (9,664)        (18,005)             2,857
                                          -------------  ------------- ---------------  ---------------     -------------

Investing activities
   Purchase of property and equipment              (65)        (2,566)         (7,987)              -            (10,618)
   Proceeds from sale of property
      and equipment                                 14             80           1,868               -              1,962
   Payments on notes receivable and
     receivable from investees                       -             50             876               -                926
   Issuance of notes receivable                      -           (160)         10,208         (10,376)a             (328)

   Advances for other investments
     and other assets                            5,599           (212)         10,984          (6,603)a            9,768
   Purchase of minority interest
      in subsidiaries                                -              -               -               -                  -
   Purchase of subsidiary                            -         (6,543)              -               -             (6,543)
                                          -------------  ------------- ---------------  ---------------     -------------
      Net cash provided (used) by
         investing activities                    5,548         (9,351)         15,949         (16,979)            (4,833)
                                          -------------  ------------- ---------------  ---------------     -------------

                                                          DIMON Incorporated and Subsidiaries
                                              Supplemental Combining Statement of Cash Flows (Continued)
                                                          Six Months Ended December 31, 1995
                                                                      (Unaudited)



(in thousands)                                   DIMON
                                             Incorporated    Guarantors    Non-Guarantors   Eliminations          Total
Financing activities
   Repayment of debt                         $ (199,128)    $     (570)    $  (77,143)   $         -           $(276,841)
   Proceeds from debt                          185,743              -          96,395          8,119 a           290,257
   Proceeds from sale of stock                   1,950              -               -              -               1,950
   Cash dividends paid to DIMON Incorporated
     stockholders                              (10,302)             -               -              -             (10,302)
                                          ------------- -------------- ---------------  ---------------     -------------
     Net cash provided (used) by financing
        activities                             (21,737)          (570)         19,252          8,119               5,064

Effect of exchange rate changes on cash              -              -             311             -                  311
                                          ------------- -------------- ---------------  ---------------     -------------

Increase (decrease) in cash and cash
   equivalents                                  (1,635)         6,051          25,848        (26,865)              3,399
Cash and cash equivalents at beginning
   of year                                       1,328          1,879          12,254         26,865 a            42,326
                                          ------------- -------------- ---------------  ---------------     -------------
     Cash and cash equivalents at end
       of period                             $    (307)     $   7,930       $  38,102    $         -           $  45,725
                                          ============= ============== ===============   ==============     =============

a.  Inter-company eliminations.

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




7.     a.     Each of the Guarantors, the Company's wholly-owned
              subsidiaries, DIMON International, Inc. and Florimex
              Worldwide Inc., have fully and unconditionally guaranteed on a joint and several basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company's obligations under the Notes and the related indenture, including its obligations to pay principal, premium, if any, and interest with respect to the Notes. The obligations of each Guarantor are limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other Guarantor under its Guarantee or pursuant to its contribution obligations under the Indenture, can be guaranteed by the relevant Guarantor without resulting in the obligations of such Guarantor under its Guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable federal or state law. Each of the Guarantees are a guarantee of payment and not collection. Each Guarantor that makes a payment or distribution under a Guarantee shall be entitled to a contribution from each other Guarantor in an amount pro rata, based on the assets less liabilities of each Guarantor determined in accordance with generally accepted accounting principles (GAAP). The Company is not restricted from selling or otherwise disposing of any of the Guarantors other than DIMON International, Inc.
              provided that the proceeds of any such sale are applied as required by the Indenture.

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

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                                     DECEMBER 31, 1996

                                                                     DEBIT(CREDIT)

                                                                      (Unaudited)


                                                   DIMON                                       Non-
                                               Incorporated             Guarantors           Guarantors
Accounts Receivable                               $ 36,802              $ 18,223             $ 79,638
Advances on Purchases                              227,258                47,167               14,071

Accounts Payable Trade                                   0              (372,409)             (16,259)
Advances from Customers                                 84                (1,878)              (9,279)



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

                   Management's Discussion and Analysis of
                Financial Condition and Results of Operations



(in thousands)

Three Months Ended December 31, 1996 Compared to Three Months Ended December 31, 1995:

Net sales and other operating revenues increased $7,923, or 1%, for the three months ended December 31, 1996, from the same period in 1995. The increase in tobacco sales of $8,520, or 1.3%, was primarily due to higher average prices of foreign and U.S. grown tobacco, partially offset by decreased quantities of foreign grown tobacco. Average prices increased due primarily to increases in prices of tobacco purchased. Increased average prices of foreign and U.S. grown tobacco of $35,794 and $9,573, respectively, offset by decreased quantities of foreign grown tobacco of $36,641. The foreign grown sales prices increased primarily in Africa and South America. The foreign tobacco sales volume decreased primarily in South America due to increased volumes sold in 1995 of carryover tobacco from prior year crops. Flower sales decreased $597, or .6%, including an approximate $5,600 decrease due to the effect of applying U.S. dollar exchange rates. Also, extraordinary severe winter weather in Europe during late December negatively affected Christmas and New Years holiday sales, particularly in Germany, which impacted volume and profitability.

Cost of sales and expenses for the period ended December 31, 1996, were $732,761, an increase of $15,649, or 2.2% from $717,112, before the $1,320 charge for restructuring costs, for the three months ended December 31, 1995. Cost of sales and expenses of the tobacco operations increased $18,330, or 3.0%, primarily due to increased sales and increased costs when compared to prior crop year sales.
The gross profit for the tobacco operations decreased $11,722, or 16.6%, due primarily to sales in 1995 of prior year crops from South America which carried a higher gross margin and a $3,657 gain in 1995 on the sale of the Company's investee in Brazil. The gross margin percentage decreased from 10.8% to 8.9%. Cost of sales and expenses for the Company's flower segment decreased $1,073, or 1%, primarily due to decreased sales and decreased expenses in Europe. The gross margin for the flowers operations decreased $113 primarily due to decreased margins in Europe partially offset with increased margins in Baardse. Corporate expenses decreased $1,608 due to decreased personnel costs.

The effective income tax rate decreased from 40.6% in fiscal year
1996 to 38.1% in fiscal year 1997 based on estimates of taxable income projected for each year.

Equity in net income of the tobacco investee companies increased $257 from the same period last year. The increase is primarily due to decreased losses from the Company's investee in Brazil, which was sold in November 1995.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


(in thousands)

Six Months Ended December 31, 1996 Compared to Six Months Ended
December 31, 1995:

Net sales and other operating revenues increased $78,965, or 7.2%, for the six months ended December 31, 1996, from the same period in 1995. The increase in tobacco sales of $70,196, or 7.6%, was due primarily to higher average prices of foreign grown tobacco and increased quantities sold of U.S. tobacco, offset partially by decreased quantities of foreign grown tobacco. Higher average prices of foreign grown tobacco and increased quantities of U.S. tobacco accounted for $77,505 and $23,161, respectively, of the increase, offset by decreased quantities of foreign grown tobacco of $20,631. The balance of the change was due to decreased revenues from services. The foreign grown sales prices increased primarily in Africa and South America. The foreign grown sales volume decreased primarily in South America due to increased volumes sold in 1995 of carryover tobacco from prior year crops, offset partially by increased volumes of virtually all other foreign origins. The increase in flower sales of $8,769, or 4.8%, was due primarily to the European operations and Baardse including an approximate $9,500 decrease due to the effect of applying U.S. dollar exchange rates.

Cost of sales and expenses, for the period ended December 31, 1996, were $1,108,950, an increase of $76,424, or 7.4%, from $1,032,526, before the $2,818 charge for restructuring costs, from the same period in 1995. Cost of sales and expenses of the tobacco operations increased $70,957, or 8.4%, primarily due to increased sales. The gross profit for the tobacco operations decreased $2,649, or 2.2%, primarily due to decreased margins in the U.S. and South America, offset partially by increased margins in Africa and Asia. The decreased gross profit related to South America is due primarily to sales in 1995 of prior year crops which carried a higher gross margin and a $3,657 gain in 1995 on the sale of the Company's investee in Brazil. The gross margin percentage for tobacco operations decreased from 12.9% to 11.7%. Cost of sales and expenses for the flower operations increased $7,015, or 3.9%, primarily due to increased sales. The gross margin for the flower operations increased $1,058, or 5.7%, and the gross margin percentage for the flower operation increased slightly from 10.3% to 10.4%, both due primarily to the Baardse operations. Corporate expenses decreased $1,548, or 18.9%, due primarily to decreased personnel costs.

The effective tax rate decreased from 40.0% in 1995 to 39.0% in 1996 based on estimates of taxable income projected for each year.

Equity in net income of the tobacco investee companies increased $746 from the same period last year. The increase is due to decreased losses from the Company's investee in Brazil, which was sold in November 1995, and increased income on the investees in Greece and the U.S.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


(in thousands)

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

Reflecting the seasonal increase in the tobacco operations, DIMON's working capital increased from $422,342 at June 30, 1996 to $453,063 at December 31, 1996. The current ratio of 2.7 to 1 at June 30, 1996 decreased to 2.0 to 1 at December 31, 1996. At December 31, 1996, current assets increased $252,552, or 38%, and current liabilities increased $221,831, or 90%, from June 30, 1996. Current assets increased primarily due to increases in tobacco inventories of $240,826 and Advances on purchases of tobacco. Current liabilities increased primarily due to increases in Notes payable to banks of $145,583 and Advances from customers of $98,297.

Cash flows used in operating activities decreased $128,997 to $126,140 for the six months ended December 31, 1996 over the same period last year, due primarily to increases in Inventories and Advances from customers and decreases in Accounts payable and Accrued expenses offset by decreases in Accounts receivable. Cash flows used in investing activities decreased $3,628 reflecting the 1995 purchase of a subsidiary and advances for other investments and other assets. Cash flows provided by financing activities increased $130,045 to $135,109 primarily due to net increased borrowings.

At December 31, 1996, DIMON had seasonally adjusted lines of credit of $946,344, excluding the long-term credit agreements. These lines bear interest at rates ranging from 5.5% to 12.9%. At December 31, 1996, unused lines of credit amounted to $406,197 net of $155,093 of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding short-term borrowings during the six months ended December 31, 1996 were $547,136.

The Company uses its $240 million Revolving Credit Facility to reclassify $240 million of its short-term debt. The interest rates available under the Revolving Credit Facility depend on the type of advance selected and are based either on the agent bank's base lending rate (which was 8.25% at December 31, 1996, and is adjusted with changes in interest rates generally) or LIBOR plus 0.75%, through March 15, 1997, and thereafter plus a spread of 0.45% to 1.25% based on the ratings assigned to the Company's outstanding senior debt or on its consolidated interest coverage ratio. The Revolving Credit Facility is subject to certain commitment fees and covenants that among other things require the Company to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions and, under certain circumstances, payment of dividends by the Company. The Revolving Credit Facility terminates on March 15, 1998, but may be extended thereafter, year to year, upon approval of the Lenders. As of December 31, 1996, there were no borrowings outstanding under the Revolving Credit Facility.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At December 31, 1996, the Company had no material capital expenditure commitments. The Company believes that these sources of funds combined with the Senior Notes are sufficient to fund the Company's purchasing and capital needs for fiscal 1997.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits  10     -   Employment Agreement dated January 3, 1997,
                          with Brian J. Harker

               11     -   Computation of Earnings Per Common Share

               27     -   Financial Data Schedule

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

                                     DIMON INCORPORATED


                                     /s/ Jerry L. Parker
                                     Jerry L. Parker
                                     Vice President - Controller
                                     (Principal Accounting Officer)

Date February 14, 1997

                             EXHIBIT INDEX
                       -------------------------

Exhibit                                                            Page No.
-------                                                            --------

  10            Employment Agreement dated January 3, 1997,
                with Brian J. Harker                                 29-45

  11            Computation of Earnings Per Common Share              46

  27            Financial Data Schedule                               47