Form 10-Q
period 1997-03-31
DIMON INC
filed 1997-05-12
CIK 939930

                                                  Page 1 of 35
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

                 For the quarterly period ended March 31, 1997

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

          Yes [X]                                     No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                   Outstanding at
    Class of Common Stock                            May 7, 1997
       NO par value                                  44,211,969

                              DIMON INCORPORATED




                                     INDEX




                                                                                             PAGE NO.
Part I.   Financial Information:

Consolidated Balance Sheet - March 31, 1997
and June 30, 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3-4

Statement of Consolidated Income - Three Months and
Nine Months Ended March 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Statement of Consolidated Cash Flows - Nine
Months Ended March 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . . . . . . . 7-23

Management's Discussion and Analysis
of Financial Condition and Results of Operations . . . . . . . . . . . . . . . . . . . . . . . .24-26

Part II.  Other Information. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .27-28

PART I. FINANCIAL INFORMATION

                                                DIMON Incorporated and Subsidiaries
                                                    CONSOLIDATED BALANCE SHEET

                                                                 March 31
                                                                   1997                   June 30
                                                                (Unaudited)                1996
(in thousands)                                                 ____________              __________
ASSETS
Current assets
    Cash and cash equivalents. . . . . . . . . . . . . . .   $      35,575          $      53,820
    Notes receivable . . . . . . . . . . . . . . . . . . .           2,679                  1,127
    Trade receivables, net of allowances . . . . . . . . .         213,461                190,898
    Inventories:
       Tobacco . . . . . . . . . . . . . . . . . . . . . .         310,674                315,476
       Other . . . . . . . . . . . . . . . . . . . . . . .          25,824                 18,025
    Advances on purchases of tobacco . . . . . . . . . . .          98,813                 74,709
    Recoverable income taxes . . . . . . . . . . . . . . .           2,392                  1,563
    Prepaid expenses and other assets. . . . . . . . . . .          17,732                 13,157
                                                           ----------------       ----------------
                Total current assets . . . . . . . . . . .         707,150                668,775
                                                           ----------------       ----------------

Investments and other assets
    Equity in net assets of investee companies . . . . . .           8,378                  8,268
    Other investments. . . . . . . . . . . . . . . . . . .           2,241                  2,987
    Notes receivable . . . . . . . . . . . . . . . . . . .           8,468                  4,078
    Other. . . . . . . . . . . . . . . . . . . . . . . . .          28,600                 19,151
                                                           ----------------       ----------------
                                                                    47,687                 34,484
                                                           ----------------       ----------------

Intangible assets
    Excess of cost over related net assets
       of businesses acquired. . . . . . . . . . . . . . .          21,677                 23,121
    Production and supply contracts. . . . . . . . . . . .          29,675                 33,325
    Pension asset. . . . . . . . . . . . . . . . . . . . .           4,130                  4,130
                                                           ----------------       ----------------
                                                                    55,482                 60,576
                                                           ----------------       ----------------

Property, plant and equipment
    Land . . . . . . . . . . . . . . . . . . . . . . . . .          18,907                 19,223
    Buildings. . . . . . . . . . . . . . . . . . . . . . .         143,133                143,741
    Machinery and equipment. . . . . . . . . . . . . . . .         177,850                160,237
    Allowances for depreciation (deduction). . . . . . . .        (112,296)               (86,426)
                                                           ----------------       ----------------
                                                                   227,594                236,775
                                                           ----------------       ----------------

Deferred taxes and other deferred charges. . . . . . . . .          21,648                 19,404
                                                           ----------------       ----------------
                                                                $1,059,561             $1,020,014
                                                           ================       ================

                                                DIMON Incorporated and Subsidiaries
                                                    CONSOLIDATED BALANCE SHEET

                                                                 March 31
                                                                   1997                   June 30
                                                                (Unaudited)                1996
(in thousands)                                                 ____________              __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable to banks . . . . . . . . . . . . . . . .   $      52,717     $                -
    Accounts payable:
       Trade . . . . . . . . . . . . . . . . . . . . . . .          57,521                 65,970
       Officers and employees. . . . . . . . . . . . . . .           9,226                 24,074
       Other . . . . . . . . . . . . . . . . . . . . . . .          38,884                 14,462
    Advances from customers. . . . . . . . . . . . . . . .          34,035                 74,153
    Accrued expenses . . . . . . . . . . . . . . . . . . .          29,254                 51,797
    Income taxes . . . . . . . . . . . . . . . . . . . . .          22,714                  5,359
    Long-term debt current . . . . . . . . . . . . . . . .           9,320                 10,618
                                                        -------------------    -------------------
                  Total current liabilities                        253,671                246,433
                                                        -------------------    -------------------
Long-term debt
    Revolving Credit Notes and Other . . . . . . . . . . .         266,436                265,871
    Senior Notes . . . . . . . . . . . . . . . . . . . . .         125,000                125,000
                                                        -------------------      -----------------
                                                                   391,436                390,871
                                                        -------------------      -----------------
Deferred credits:
    Income taxes . . . . . . . . . . . . . . . . . . . . .          22,566                 21,496
    Compensation and other benefits. . . . . . . . . . . .          43,258                 44,465
                                                         ------------------      -----------------
                                                                    65,824                 65,961
                                                        -------------------      -----------------
Minority interest in subsidiaries. . . . . . . . . . . . .             525                    901
                                                        -------------------      -----------------
Commitments and contingencies. . . . . . . . . . . . . . .               -                      -
                                                        -------------------      -----------------
Stockholders' equity
    Serial Preferred Stock:
                          Mar. 31     Jun. 30
       Authorized shares .  10,000     10,000
       Issued shares . . .       -          -. . . . . . .               -                      -
    Common Stock--no par value:
                          Mar. 31     Jun. 30
       Authorized shares .125,000     125,000
       Issued shares . . . 42,478      42,366. . . . . . .         138,762                136,959
    Retained earnings. . . . . . . . . . . . . . . . . . .         210,127                177,419
    Equity-currency conversions. . . . . . . . . . . . . .             588                  2,842
    Additional minimum pension liability . . . . . . . . .          (1,372)                (1,372)
                                                        -------------------      -----------------
                                                                   348,105                315,848
                                                        -------------------      -----------------
                                                               $ 1,059,561             $1,020,014
                                                        ===================      =================

                                                DIMON Incorporated and Subsidiaries
                                                 STATEMENT OF CONSOLIDATED INCOME
                                    Three Months and Nine Months Ended March 31, 1997 and 1996
                                                            (Unaudited)

                                                      1997          1996               1997           1996
                                                     Third         Third         First Nine     First Nine
(in thousands, except per share amounts)           Quarter       Quarter             Months         Months
                                                  ------------  ------------     ----------   -----------
Sales and other operating revenues . . . . . . . .$668,146      $577,092        $1,850,221    $1,680,202
Cost of goods and services sold. . . . . . . . .  598,652        515,897         1,645,054     1,481,743
                                              ------------   ------------   -----------------------------
                                                   69,494         61,195           205,167       198,459

Selling, administrative and general expenses . . . 28,659         36,056            91,207       102,736
Restructuring and merger related costs . . . . . .      -          2,750                 -         5,568
                                              ------------   ------------   -----------------------------
Operating Income . . . . . . . . . . . . . . . . . 40,835         22,389           113,960        90,155
Interest expense . . . . . . . . . . . . . . . . .  9,065         10,976            30,614        38,036
                                              ------------   ------------   -----------------------------
Income before income taxes, minority
   interest and equity in net income
   (loss) of investee companies. . . . . . . . . . 31,770         11,413            83,346        52,119
Income taxes . . . . . . . . . . . . . . . . . . . 12,665          4,565            32,780        20,847
                                              ------------   ------------   --------------- -------------
Income before minority interest
   and equity in net income (loss) of
  investee companies . . . . . . . . . . . . . . . 19,105          6,848            50,566        31,272
Income applicable to minority interest . . . . . .     63            114               114           242
Equity in net income (loss) of investee
   companies, net of income taxes. . . . . . . . .   (225)          (460)              691          (290)
                                              ------------    -----------   --------------- -------------
Income before extraordinary item . . . . . . . . . 18,817          6,274            51,143        30,740

Extraordinary item:
   Partial recovery of a previous extraordinary
   trade receivable write-off (net of
   applicable income tax expense of $870). . . . .      -              -                 -         1,400
                                              ------------   ------------    --------------   -----------
NET INCOME . . . . . . . . . . . . . . . . . . . .$18,817      $   6,274          $ 51,143    $   32,140
                                              ============   ============    ==============   ===========
Earnings Per Share, primary
   Income before extraordinary item. . . . . . . .   $.44           $.16             $1.20          $.79
   Extraordinary item. . . . . . . . . . . . . . .    .00            .00               .00           .04
                                                     ----           ----           -------          ----
   Net Income. . . . . . . . . . . . . . . . . . .   $.44           $.16             $1.20          $.83
                                                     ====           ====           =======          ====
Earnings Per Share, assuming full dilution
   Income before extraordinary item. . . . . . . .   $.44           $.16             $1.19          $.77
   Extraordinary item. . . . . . . . . . . . . . .    .00            .00               .00           .03
                                                     ----           ----           -------          ----
   Net Income. . . . . . . . . . . . . . . . . . .   $.44           $.16             $1.19          $.80
                                                     ====           ====           =======          ====
Average number of shares outstanding:
   Primary . . . . . . . . . . . . . . . . . . . . 42,897         39,767            42,692        38,739
   Assuming full dilution. . . . . . . . . . . . . 42,897         42,479            42,853        42,467

Cash dividends per share . . . . . . . . . . . . .   $.15          $.135             $.435         $.405
                                                     =====         =====             =====         =====

                                                DIMON Incorporated and Subsidiaries
                                               STATEMENT OF CONSOLIDATED CASH FLOWS
                                             Nine Months Ended March 31, 1997 and 1996
                                                            (Unaudited)

                                                                 March 31                March 31
                                                                   1997                    1996
(in thousands)                                                 ____________              __________
Operating activities
    Net Income . . . . . . . . . . . . . . . . . . . . . .      $ 51,143                $  32,140
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization . . . . . . . . . . .        24,462                   24,234
       Deferred items. . . . . . . . . . . . . . . . . . .        (2,504)                   1,193
       Loss (gain) on foreign currency transactions. . . .            22                      (73)
       Gain on disposition of fixed assets . . . . . . . .        (2,925)                  (1,385)
       Gain on sale of investee. . . . . . . . . . . . . .             -                   (3,751)
       Gain on sale of investment. . . . . . . . . . . . .             -                   (1,090)
       Undistributed (earnings) loss of investees. . . . .          (691)                     290
       Dividends received from investees . . . . . . . . .             -                      289
       Income applicable to minority interest. . . . . . .           113                      242
       Bad debt expense. . . . . . . . . . . . . . . . . .           808                    1,078
       Increase in accounts receivable . . . . . . . . . .       (28,292)                 (13,994)
       Decrease (increase) in inventories and advances on
         purchases of tobacco. . . . . . . . . . . . . . .       (32,600)                  31,102
       Decrease (increase) in recoverable taxes. . . . . .          (933)                     103
       Decrease (increase) in prepaid expenses . . . . . .        (4,995)                  12,965
       Increase (decrease) in accounts payable
         and accrued expenses. . . . . . . . . . . . . . .       (10,594)                  34,599
       Increase (decrease) in advances from customers. . .       (40,551)                  26,908
       Increase in income taxes. . . . . . . . . . . . . .        17,565                    1,590
       Other . . . . . . . . . . . . . . . . . . . . . . .            37                       92
                                                             ------------              -----------
         Net cash provided (used) by operating
         activities. . . . . . . . . . . . . . . . . . . .       (29,935)                 146,532
                                                             ------------              -----------
Investing activities
    Purchase of property and equipment . . . . . . . . . .       (21,082)                 (20,609)
    Proceeds from sale of property and equipment . . . . .         7,429                    3,273
    Payments received on notes receivable
       and receivable from investees . . . . . . . . . . .         1,357                    1,380
    Advances for notes receivable. . . . . . . . . . . . .        (4,106)                  (7,892)
    Proceeds from other investments and other assets . . .         2,165                   20,935
    Prepaid purchase cost - Intabex. . . . . . . . . . . .       (14,939)                       -
    Purchase of subsidiary . . . . . . . . . . . . . . . .             -                   (6,543)
                                                              -----------             ------------
         Net cash used by investing
         activities. . . . . . . . . . . . . . . . . . . .       (29,176)                  (9,456)
                                                              -----------             ------------
Financing activities
    Repayment of debt. . . . . . . . . . . . . . . . . . .      (423,553)                (218,821)
    Proceeds from debt . . . . . . . . . . . . . . . . . .       481,375                   67,238
    Proceeds from sale of common stock . . . . . . . . . .         1,804                    3,287
    Cash dividends paid to DIMON Incorporated
       stockholders. . . . . . . . . . . . . . . . . . . .       (18,435)                 (15,969)
                                                              -----------             ------------
    Net cash provided (used) by financing activities . . .        41,191                 (164,265)
                                                             -----------             ------------
Effect of exchange rate changes on cash. . . . . . . . . .          (325)                  (2,989)
                                                              -----------             ------------
Decrease in cash and cash equivalents. . . . . . . . . . .       (18,245)                 (30,178)
Cash and cash equivalents at beginning of year . . . . . .        53,820                   42,326
                                                              -----------             ------------
         Cash and cash equivalents at end of period. . . .   $    35,575              $    12,148
                                                              ============            ============

                      DIMON INCORPORATED AND SUBSIDIARIES
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






1. Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures outstanding December 31, 1995, were converted during the quarter ended March 31, 1996, into Common Stock at the beginning of the reporting periods thereby increasing the weighted average number of shares considered outstanding during the periods. Also, all interest expense on the debentures for the periods is added to pre-tax income and the hypothetical additional income tax expense is deducted. The weighted average number of shares outstanding is increased by common stock equivalents on employee stock options.


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

        During the nine months ended March 31, 1997, the Company paid out $8.8 million, principally for employee separations.

4. On February 9, 1996, the Company called for redemption on March 11, 1996, all of the $54.3 million outstanding Convertible Subordinated Debentures. As of March 4, 1996, holders of Debentures had converted 99.85% of the Debentures into 4,035,969 shares of the Company's common stock. The remaining Debentures were redeemed on March 11, 1996, for $89,188. The Company funded the redemption price for these Debentures from working capital. Pro forma primary earnings per share as if the conversion had taken place at the beginning of the period would have been $.16 and $.79 for the three and nine months ended March 31, 1996, equal to the fully diluted amounts as disclosed in the statement of consolidated income.

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


6. The results of operations for the three months and nine months ended March 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1996.

7. On April 1, 1997, the Company acquired 100% of the shares of Intabex Worldwide S.A. ("Intabex") and certain tobacco related assets in Zimbabwe. Intabex is a privately-owned Luxembourg holding company with coordination and service offices in Wokingham, England, near London. It owns and operates leaf tobacco buying, processing and exporting operations in principal tobacco markets around the world including the United States, Brazil, Argentina, Malawi, Italy and Thailand. Additionally, through an affiliated company in Zimbabwe whose tobacco interests DIMON is acquiring separately, Intabex is a major supplier of Zimbabwean and other African grown tobacco to the cigarette industry. An Intabex subsidiary, Compania de Filipinas
        (CdF), is one of the two major suppliers of premium cigar leaf and other dark air-cured tobaccos to the resurgent cigar industry in the United States and Europe.

        The $264.19 million aggregate purchase price for Intabex, the Zimbabwe assets and other rights acquired consisted of 1.70 million shares of DIMON common stock, $140 million in 10-year, 6.25 percent subordinated debentures convertible into 4.866 million DIMON shares at $28.77 per share, and $86.12 million in cash. The purchase price is subject to adjustment to the extent that the consolidated net worth of Intabex in its March 31, 1997 balance sheet, calculated in accordance with U.S. GAAP, supplemented by specified accounting principals, is less than $142 million. Any such adjustment is repayable in immediately available funds together with interest accrued from April 1, 1997.

        Intabex's shareholders, Folium Inc., Tabacalera, S.A. and Leaf Management Investments Ltd., have agreed to indemnify DIMON against certain liabilities in connection with the acquisition of Intabex, subject to a maximum of $90 million. DIMON may set-off any such liabilities against $90 million of the debentures held by Folium and Tabacalera. The amount of debentures subject to set-off declines in stages, with $15 million subject to set-off after October 1, 1998 through July 31, 1999, and $10 million subject to set-off from August 1, 1999, through April 1, 2000, subject to extension with respect to outstanding claims. A DIMON subsidiary in Zimbabwe is entitled to similar indemnification and set-off rights in connection with the Zimbabwe tobacco assets purchased, subject to a maximum of $12 million.

        DIMON has granted Folium and Tabacalera, formerly Intabex's largest shareholders, the right to require DIMON to register the common stock issued in connection with the acquisition of Intabex or upon conversion of the debentures and the debentures themselves. The demand registration rights may be exercised not more than twice by each of Folium and Tabacalera and may not be exercised before April 1, 1998, or after March 31, 2001, subject to extension if registration is deferred by DIMON in certain cases. Prior to April 1, 1998, the DIMON shares and debentures will be "restricted" and transferable only pursuant to any applicable exemption from registration pursuant to the Securities Act of 1933.

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



        Also as part of the transaction, Anthony C.B. Taberer, the Chairman of Intabex, joined DIMON's Board of Directors and became non-executive Chairman of Intabex. Mr. Taberer will serve as a consultant to a trading subsidiary of Intabex under an agreement with an initial term expiring in October 2000. Folium has executed Non-Competition Agreements providing that it will not compete in the non-U.S. tobacco business through March 2002. Mr. Taberer also has agreed to be subject to these agreements.

        The Company expects to allocate the purchase price to the various assets acquired and liabilities assumed based on the March 31, 1997 Intabex financial statements and include Intabex's June 30, 1997 accounts in the Consolidated Balance Sheet and in the Consolidated Statement of Income for the three months ended June 30, 1997. At March 31, 1997, the Company had advanced $14.9 million of the purchase price which is included in Other Assets in the Consolidated Balance Sheet.

        As Intabex was not required to keep historical cost and translation information in conformity with U.S. Generally Accepted Accounting Principles, financial information is neither readily nor practically available for Intabex for quarterly periods prior to the acquisition. Therefore, it is not possible to provide supplemental pro forma information on the results of the Company's consolidated operations as if these acquisitions took place at the beginning of the current or preceding fiscal years. Net sales and net income for the twelve-month periods ending March 31, 1996, 1995 and 1994 were (in millions):

                                 1996            1995             1994
         Net sales              $566.1          $369.7           $310.7
         Net income               10.3             6.8              8.1

8. On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "Notes") due 2006. The Notes are general unsecured obligations of the Company and rank equally in right of payment with all other unsubordinated indebtedness. DIMON International, Inc. and Florimex Worldwide, Inc.(collectively, the "Guarantors"), wholly owned subsidiaries of the Company, have fully and unconditionally guaranteed on a joint and several basis the Company's obligations to pay principal, premium and interest relative to the Notes. Management has determined that separate, full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. Supplemental combining financial information of the Guarantors is presented below:


                                                DIMON Incorporated and Subsidiaries
                                               Supplemental Combining Balance Sheet
                                                          March 31, 1997
(Unaudited)


(in thousands)                            DIMON
                                      Incorporated  Guarantors  Non-Guarantors Eliminations        Total
Assets
Current assets
  Cash and cash equivalents      $         (286)$       (928)     $ 31,412  $    5,377  a   $     35,575
  Notes receivable                            -          417        10,290      (8,028) b          2,679
  Trade receivables, net of
    allowances                           13,330      124,084       230,928     (154,881)b        213,461
  Inventories:
    Tobacco                                   -       61,716       256,045       (7,087)b        310,674
     Other                                   71        1,976        23,777           -            25,824
   Advances on purchases of tobacco     142,996      101,518        59,656     (205,357)b         98,813
   Recoverable income taxes                   -            -         2,392           -             2,392
   Prepaid expenses and other assets      2,512        2,296        12,924           -            17,732
                                    ------------ ------------  --------------------------- --------------
      Total current assets              158,623      291,079       627,424    (369,976)          707,150
                                   ------------- ------------  ------------------------------------------
Investments and other assets
   Equity in net assets of investee
     companies                                -        2,038         6,340            -            8,378
  Consolidated subsidiaries             368,476      369,837        63,188     (801,501)b              -
  Other investments                           1        2,117         5,130       (5,007)b          2,241
  Notes receivable                            -          676         7,792            -            8,468
  Other                                  15,078        2,874        10,648            -           28,600
                                    ------------------------- --------------------------------------------
                                        383,555      377,542        93,098     (806,508)          47,687
                                   -----------------------------------------------------------------------

Intangible assets
  Excess of cost over related net assets
    of business acquired                    366       10,771        10,540           -            21,677
  Production and supply contracts             -       22,411         7,264           -            29,675
  Pension asset                           4,130            -             -           -             4,130
                                    ------------ ------------------------------------------ -------------
                                          4,496       33,182        17,804           -            55,482
                                    ---------------------------------------------------------------------

Property, plant and equipment
  Land                                    1,771        1,816        15,320           -            18,907
  Buildings                               4,543       25,495       113,095           -           143,133
  Machinery and equipment                 5,163       54,541       118,146           -           177,850
  Allowances for depreciation            (5,573)     (31,688)      (75,035)          -          (112,296)
                                    ------------ ------------ ---------------------------------------------
                                          5,904       50,164       171,526           -           227,594
                                    ------------  ---------------------------------------------------------

Deferred taxes and
  other deferred charges                 21,521            -           127           -            21,648
                                    ------------  -----------     ---------  ----------       -----------
Total assets                           $574,099     $751,967      $909,979 $(1,176,484)       $1,059,561
                                       ========     ========      ========   ==========       ===========


a.  To correct for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b.  Inter-company eliminations.

                                                DIMON Incorporated and Subsidiaries
                                               Supplemental Combining Balance Sheet
                                                          March 31, 1997
(Unaudited)


(in thousands)                            DIMON
                                      Incorporated  Guarantors  Non-Guarantors Eliminations        Total
Current Liabilities

   Notes payable to banks        $          -       $ 11,325      $248,184   $ (206,792)         $52,717
   Accounts payable:
     Trade                                 197       292,927        61,086     (296,689)b         57,521
     Officers and employees              3,892           220         5,114           -             9,226
     Other                               3,184         2,999        35,227       (2,526)b         38,884
   Advances from customers              (1,215)       24,194        61,034      (49,978)b         34,035
   Accrued expenses                      4,029         4,686        20,539           -            29,254
   Income taxes                        (12,446)c       8,102        27,058           -            22,714
   Long-term debt current                4,286             -         6,488       (1,454)b          9,320
                                  ------------------------------------------------------------------------
       Total current liabilities         1,927       344,453       464,730     (557,439)         253,671
                                  ------------------------------------------------------------------------

Long-term debt
  Revolving Credit Notes and Other      61,229             -        19,442      185,765 b        266,436
  Senior Notes                         125,000             -             -            -          125,000
                                  -------------------------------------------------------------------------
                                       186,229             -        19,442      185,765          391,436
                                  -------------------------------------------------------------------------
Deferred Credits
  Income taxes                           6,197        (6,571)       22,940           -            22,566
  Compensation and other benefits       31,641         5,102         6,515           -            43,258
                                   ------------------------------------------------------------------------
                                        37,838        (1,469)       29,455           -            65,824
                                  -------------------------------------------------------------------------
Minority interest in subsidiaries            -             -           525           -               525
                                  -------------------------------------------------------------------------

Stockholders' equity
   Common stock                        138,762       144,690       200,421     (345,111)b        138,762
   Retained earnings                   210,127       261,450       192,551     (454,001)b        210,127
   Equity-currency conversions             588         2,843         2,855       (5,698)b            588
   Additional minimum pension liability (1,372)            -             -           -            (1,372)
                                  ------------------------------------------------------------------------
                                       348,105       408,983       395,827     (804,810)         348,105
                                  ------------------------------------------------------------------------

       Total liabilities and equity   $574,099      $751,967      $909,979  $(1,176,484)      $1,059,561
                                      ========      ========      ========  ============      ===========


b.  Inter-company eliminations.

c.  Current deferred tax on reserves for restructuring and unallocated, estimated tax payments.




                                                DIMON Incorporated and Subsidiaries
                                            Supplemental Combining Statement of Income
                                                 Three Months Ended March 31, 1997
(Unaudited)



(in thousands)                            DIMON
                                      Incorporated  Guarantors  Non-Guarantors Eliminations        Total
Sales and other operating revenues     $   3,797 $   481,118   $   273,444    $ (90,213)a       $668,146
Cost of goods and services sold               -      451,958       239,358      (92,664)a        598,652
                                   -------------------------- ------------- --------------- -------------
                                          3,797       29,160        34,086       2,451            69,494

Selling, administrative and
  general expenses                        2,097       13,576         5,504        7,482 a,b       28,659
                                    -------------------------  ------------ --------------- -------------

Operating income                          1,700       15,584        28,582      (5,031)           40,835

Interest Expense                          4,372        4,386         5,338      (5,031)a           9,065
                                    -------------------------  ------------ --------------- -------------

Income (loss) before income taxes,
   minority interest and equity in
   net income (loss) of
   investee companies                    (2,672)      11,198        23,244           -            31,770
Income taxes (benefits)                    (409)       4,445         8,629           -            12,665
                                   -------------------------- ------------- ---------------  ------------

Income (loss) before minority interest,
  equity in net income (loss) of
  investee companies                     (2,263)       6,753        14,615           -            19,105

Income applicable to minority interest        -            -            63           -                63

Equity in net income (loss) of investee
  companies, net of income taxes              -         (123)         (102)          -              (225)

Equity in net income of subsidiaries     21,080       14,450             -     (35,530) a              -
                                    ------------ ------------  ------------ ---------------  ------------
NET INCOME                              $18,817    $  21,080     $  14,450    $(35,530)         $ 18,817
                                    ============ ============  ============ ===============  ============


a.  Inter-company eliminations.

b  Royalty expense in SG&A and Royalty income in Sales and other operating revenues  for Consolidated Entities.

                                                DIMON Incorporated and Subsidiaries
                                            Supplemental Combining Statement of Income
                                                 Nine Months Ended March 31, 1997
                                                            (Unaudited)



(in thousands)                            DIMON
                                      Incorporated  Guarantors  Non-Guarantors Eliminations        Total
Sales and other operating revenues      $12,624   $1,288,350      $920,688   $(371,441)a      $1,850,221
Cost of goods and services sold              47    1,208,620       783,839    (347,452)a       1,645,054
                                   -------------------------- -------------------------------------------
                                         12,577       79,730       136,849     (23,989)          205,167

Selling, administrative and
  general expenses                        8,753       47,613        41,834      (6,993)a,b        91,207
                                    -------------------------  ------------------------------------------

Operating income                          3,824       32,117        95,015     (16,996)          113,960

Interest Expense                         14,248       14,259        19,103     (16,996)a          30,614
                                    -------------------------  ------------------------------------------

Income (loss) before income taxes,
   minority interest and equity in
   net income of
   investee companies                   (10,424)      17,858        75,912          -             83,346
Income taxes (benefits)                  (4,099)       7,023        29,856          -             32,780
                                   -------------------------- ------------------------------ ------------

Income (loss) before minority interest,
  equity in net income of  investee
  companies                              (6,325)      10,835        46,056          -             50,566

Income applicable to minority interest        -            -           114          -                114
Equity in net income of investee
  companies, net of income taxes              -          480           211          -                691

Equity in net income of subsidiaries     57,468       46,153             -    (103,621)a               -
                                    ------------ ------------  ------------  ------------  -------------
NET INCOME (LOSS)                      $51,143  $     57,468    $   46,153   $(103,621)    $      51,143
                                       ======== =============  ============  ============  =============


a.  Inter-company eliminations.

b  Royalty expense in SG&A and Royalty income in Sales and other operating revenues  for Consolidated Entities.


                                                DIMON Incorporated and Subsidiaries
                                          Supplemental Combining Statement of Cash Flows
                                                 Nine Months Ended March 31, 1997
(Unaudited)



(in thousands)                            DIMON
                                      Incorporated  Guarantors  Non-Guarantors Eliminations        Total
Operating activities
  Net Income                            $51,143      $57,468       $46,153    $(103,621)a        $51,143
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization        1,895        8,352        14,215           -            24,462
     Deferred items                       1,003       (3,839)          332           -            (2,504)
     Gain on foreign currency transactions    -           83           (61)          -                22
     Loss (gain) on disposition of
       fixed assets                          11       (1,649)       (1,287)          -            (2,925)
     Undistributed earnings of
        investees/subsidiaries          (57,468)     (46,633)         (211)     103,621 a           (691)
     Income applicable to
        minority interest                     -            -           113           -               113
     Bad debt expense                         -            -           808           -               808
     Decrease (increase) in accounts
       receivable                        13,432       54,232       (36,704)     (59,252)a        (28,292)
     Decrease (increase) in inventories
       and advances on purchases
       of tobacco                        25,597      (81,141)      (17,821)      40,765 a        (32,600)
     Increase in recoverable taxes           -             -          (933)          -              (933)
     Decrease (increase) in prepaid
       expenses                           1,530       (1,302)       (5,223)          -            (4,995)
     Increase (decrease) in accounts
       payable and accrued expenses     (11,715)       3,875        (6,914)       4,160 a        (10,594)
     Increase (decrease) in
       advances from customers           (5,683)     (25,535)      (11,340)       2,007 a        (40,551)
     Increase in income taxes                44        5,021        12,223          277 a         17,565
     Other                                    -            -            37           -                37
                                  --------------    ---------- ------------ -------------  --------------

      Net cash provided (used)
      by operating activities            19,789       (31,068)       (6,613)    (12,043)         (29,935)
                                  --------------    ---------- ------------ -------------  --------------

Investing activities
   Purchase of property and equipment      (145)      (6,266)      (14,671)          -           (21,082)
   Proceeds from sale of property and
      equipment                             208        1,842         5,379           -             7,429
   Payments on notes receivable and
     receivable from investees                -          169         1,188           -             1,357
   Advances on notes receivable               -           -        (30,694)      26,588 a         (4,106)
   Proceeds from or (advances) for other
     investments and other assets        (1,664)      15,930       (14,561)       2,460 a          2,165
   Prepaid purchase cost - Intabex      (14,939)           -             -           -           (14,939)
                                  --------------    ---------- ------------ -------------  --------------
      Net cash provided (used)
      by investing activities           (16,540)      11,675       (53,359)      29,048          (29,176)
                                  --------------    ---------- ------------ -------------  --------------

a.  Inter-company eliminations



                                                DIMON Incorporated and Subsidiaries
                                    Supplemental Combining Statement of Cash Flows (Continued)
                                                 Nine Months Ended March 31, 1997
                                                          (Unaudited)



(in thousands)                            DIMON
                                      Incorporated  Guarantors  Non-Guarantors Eliminations        Total
Financing activities
   Repayment of debt                  $(236,087)    $ (1,418)    $(186,048) $        -         $(423,553)
   Proceeds from debt                   248,460       11,326       233,300      (11,711)a        481,375
   Proceeds from sale of common stock     1,804        1,663        (1,663)          -             1,804
   Cash dividends paid to DIMON Incorporated
     stockholders                       (18,435)           -             -           -           (18,435)
                                  ---------------   ---------- ------------ -------------  --------------

     Net cash provided (used) by financing
       activities                        (4,258)      11,571        45,589      (11,711)          41,191
                                  ---------------   ---------- ------------ -------------  --------------

Effect of exchange rate changes on cash       -            -          (325)          -              (325)
                                  ---------------   ---------- ------------ -------------  --------------

Increase (decrease) in cash and cash
  equivalents                            (1,009)      (7,822)      (14,708)       5,294          (18,245)
Cash and cash equivalents at beginning of
  year                                      723        6,894        46,120           83 a         53,820
                                  ---------------   ---------- ------------  ------------   -------------
     Cash and cash equivalents at end of
        period                       $     (286)    $   (928)      $31,412       $5,377        $  35,575
                                  ==============    =========  ============  ============   =============


a.  Inter-company eliminations




                                                DIMON Incorporated and Subsidiaries
                                               Supplemental Combining Balance Sheet
                                                           June 30, 1996


(in thousands)                            DIMON
                                      Incorporated  Guarantors  Non-Guarantors    Eliminations        Total
Assets
Current assets
  Cash and cash equivalents          $      723   $    6,894      $     46,120     $      83 a   $     53,820
  Notes receivable                            -          475            19,347        (18,695)b          1,127
  Trade receivables, net of allowances   26,762      178,390           162,624       (176,878)b        190,898
  Inventories:

     Tobacco                                  -       54,729           260,747              -          315,476
     Other                                   49        1,174            16,802              -           18,025
   Advances on purchases of tobacco     168,616       28,113            49,659       (171,679)b         74,709
   Recoverable income taxes                   -            -             1,563              -            1,563
   Prepaid expenses and other assets      4,190          979             7,988              -           13,157
                                  --------------  -----------     -------------    --------------  --------------
       Total current assets             200,340      270,754           564,850       (367,169)         668,775
                                  --------------  -----------     -------------    --------------  --------------

Investments and other assets
   Equity in net assets of investee
     companies                                -        5,884             2,384              -            8,268
  Consolidated subsidiaries             288,533      336,667            21,230       (646,430)b              -
  Other investments                      23,067        2,861             9,337        (32,278)b          2,987
  Notes receivable                          139        3,965               (26)             -            4,078
  Other                                       -          981            18,170              -           19,151
                                     -------------- ---------     -------------    --------------  -------------
                                        311,739      350,358            51,095       (678,708)          34,484
                                     -------------- ---------     -------------    --------------  -------------

Intangible assets
  Excess of cost over related net assets
    of business acquired                       375         8,281        14,465              -           23,121
  Production and supply contracts                -        25,960         7,365              -           33,325
  Pension asset                              3,042         1,088            -               -            4,130
                                     -------------- ------------- -------------   ---------------  ------------
                                             3,417        35,329        21,830              -           60,576
                                     -------------- ------------- -------------   ---------------  ------------

Property, plant and equipment
  Land                                       1,770         1,925        15,528              -           19,223
  Buildings                                  4,739        25,568       113,434              -          143,741
  Machinery and equipment                    5,271        48,858       106,108              -          160,237
  Allowances for depreciation               (4,883)      (26,877)      (54,666)             -          (86,426)
                                     -------------- ------------- -------------   ---------------  ------------
                                             6,897        49,474       180,404              -          236,775
                                     -------------- ------------- -------------   ---------------  ------------

Deferred taxes and other deferred charges   19,259             -           145              -           19,404
                                     -------------- ------------- -------------   ---------------   -----------
Total assets                              $541,652      $705,915      $818,324    $(1,045,877)      $1,020,014
                                          =========     =========  ============   =============     ===========


a.  To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b.  Inter-company eliminations.

                                                    DIMON Incorporated and Subsidiaries
                                                   Supplemental Combining Balance Sheet
                                                               June 30, 1996

(in thousands)                               DIMON
                                         Incorporated  Guarantors   Non-Guarantors  Eliminations         Total
Current Liabilities

   Notes payable to banks          $            -  $           - $           -   $          -    $           -
   Accounts payable:
     Trade                                  1,423        281,706        86,216       (303,375)b         65,970
     Officers and employees                14,427          2,263         7,384              -           24,074
     Other                                  4,749          1,554         8,159              -           14,462
   Advances from customers                  3,380         49,729        73,029        (51,985)b         74,153
   Accrued expenses                         2,418         13,941        35,438              -           51,797
   Income taxes                           (12,489)c        3,083        15,042           (277)b          5,359
   Long-term debt current                   4,286            350         5,982              -           10,618
                                     -------------- ------------- ------------- --------------- ---------------
       Total current liabilities           18,194        352,626       231,250       (355,637)         246,433
                                     -------------- ------------- ------------- --------------- ---------------

Long-term debt
  Revolving Credit Notes and Other         48,856          1,068       226,717        (10,770)b        265,871
  Senior Notes                            125,000              -             -              -          125,000
                                     -------------- ------------- ------------- --------------- ---------------
                                          173,856          1,068       226,717        (10,770)         390,871
                                     -------------- ------------- ------------- --------------- ---------------
Deferred Credits
  Income taxes                              6,198         (6,259)       21,557              -           21,496
  Compensation and other benefits          27,556          8,629         8,280              -           44,465
                                     -------------- ------------- ------------- --------------- ---------------
                                           33,754          2,370        29,837              -           65,961
                                     -------------- ------------- ------------- --------------- ---------------
Minority interest in subsidiaries              -               -           901              -              901
                                     -------------- ------------- ------------- --------------- ---------------

Stockholders' equity
   Common stock                           136,959        143,026       180,366       (323,392)b        136,959
   Retained earnings                      177,419        203,982       146,398       (350,380)b        177,419
   Equity-currency conversions              2,842          2,843         2,855         (5,698)b          2,842
   Additional minimum pension liability    (1,372)             -             -              -           (1,372)
   Unrealized gain on investments              -               -             -              -                -
                                     -------------- ------------- ------------- --------------- ---------------
                                          315,848        349,851       329,619       (679,470)         315,848
                                     -------------- ------------- ------------- --------------- ---------------

       Total liabilities and equity      $541,652       $705,915      $818,324    $(1,045,877)      $1,020,014
                                         ========       ========      ========    ============      ===========


b.  Inter-company eliminations.

c.  Current deferred tax on reserves for restructuring and unallocated, estimated tax payments.

                                                    DIMON Incorporated and Subsidiaries
                                                Supplemental Combining Statement of Income
                                                     Three Months Ended March 31, 1996
(Unaudited)


(in thousands)                                DIMON
                                         Incorporated  Guarantors   Non-Guarantors    Eliminations       Total
Sales and other operating revenues        $6,178        $394,554      $243,506        $(67,146)a,c    $577,092
Cost of goods and services sold                4         364,919       214,669         (63,695)a       515,897
                                    ---------------  ------------------------------  --------------  ----------
                                           6,174          29,635        28,837         (3,451)          61,195

Selling, administrative and general           (27)b       24,486         7,587           4,010 a,c      36,056
Restructuring and merger related costs     1,500             370           880              -            2,750
                                    ---------------  ------------------------------  --------------  -----------

Operating income                           4,701           4,779        20,370         (7,461)          22,389

Interest expense                           5,140           6,953         6,344         (7,461)a         10,976
                                    ---------------  ------------------------------  --------------  -----------

Income (loss) before income taxes,
  minority interest, equity in net
  income of investee companies              (439)         (2,174)       14,026              -           11,413
Income taxes (benefits)                     (176)           (870)        5,611              -            4,565
                                    ---------------  ------------------------------  --------------  -----------

Income (loss) before income taxes,
  minority interest, equity in net
  income of investee companies              (263)         (1,304)        8,415             -             6,848
Income applicable to minority interest         -              -            114             -               114
Equity in net income (loss) of investee
  companies, net of income taxes               -            (241)         (219)            -              (460)
Equity in net income of subsidiaries       6,537           8,082            -         (14,619)a             -
                                    ---------------  ------------------------------  --------------  -----------

NET INCOME                               $ 6,274         $ 6,537       $ 8,082      $ (14,619)         $ 6,274
                                         ========    ============      ========     ===========        ========


a.  Inter-company eliminations.

b.  Invoiced services to affiliates.

c.  Royalty expense in SG&A and Royalty income in Sales and other operating revenues for Consolidated Entities.

                                                    DIMON Incorporated and Subsidiaries
                                                Supplemental Combining Statement of Income
                                                     Nine Months Ended March 31, 1996
(Unaudited)



(in thousands)                               DIMON
                                         Incorporated    Guarantors   Non-Guarantors    Eliminations       Total
Sales and other operating revenues    $    22,271       $1,204,193     $ 797,381       $(343,643)a,c  $1,680,202
Cost of goods and services sold            (5,066)b      1,123,895       671,770        (308,856)a     1,481,743
                                    ---------------    -------------  -----------  ------------------  ----------
                                           27,337           80,298       125,611        (34,787)         198,459

Selling, administrative and general         8,491           55,787        44,954        (6,496)a,c       102,736
Restructuring and merger related costs      2,097            1,000         2,471              -            5,568
                                    ---------------    -------------  -----------  ------------------  -----------

Operating income                           16,749           23,511        78,186         (28,291)         90,155

Interest expense                           20,193           24,410        21,724         (28,291)a        38,036
                                    ---------------    -------------  -----------  ------------------  -----------

Income (loss) before income taxes,
  minority interest, equity in net
  income of investee companies and
  extraordinary item                       (3,444)            (899)       56,462               -          52,119
Income taxes (benefits)                    (1,378)            (360)       22,585               -          20,847
                                    ---------------    -------------  -----------  -------------------  ----------

Income (loss) before income taxes,
  minority interest, equity in net
  income of investee companies and
  extraordinary item                       (2,066)            (539)       33,877               -          31,272
Income applicable to minority interest          -                 -          242               -             242
Equity in net income (loss) of investee
  companies, net of income taxes                -              202          (492)              -            (290)
Equity in net income of subsidiaries       34,206           33,143             -          (67,349)a            -
                                    ---------------    -------------  -----------  -----------------  ------------

Income before extraordinary item           32,140           32,806        33,143         (67,349)         30,740

Extraordinary item:

  Partial recovery of a previous
    extraordinary trade receivable
    write-off (net of applicable
    income tax expense of $870)                 -            1,400             -              -            1,400
                                    ---------------    -------------  ------------  ----------------  ------------
NET INCOME                                $32,140          $34,206        $33,143       $(67,349)        $32,140
                                      =============    ============   ===========   =============     ===========


a.  Inter-company eliminations.

b.  Change in reserves for inter-company profit in ending inventory.

c.  Royalty expense in SG&A and Royalty income in Sales and other operating revenues for Consolidated Entities.

                                                    DIMON Incorporated and Subsidiaries
                                              Supplemental Combining Statement of Cash Flows
                                                     Nine Months Ended March 31, 1996
(Unaudited)



(in thousands)                               DIMON
                                         Incorporated  Guarantors   Non-Guarantors  Eliminations         Total
Operating activities
  Net Income                             $  32,140     $  34,206     $  33,143      $ (67,349)a      $  32,140
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization           1,730         8,048        14,456             -            24,234
     Deferred items                           (533)          265         1,461             -             1,193
     Loss (gain) on foreign currency
        transactions                            46           (65)          (54)            -               (73)
     Gain on disposition of fixed assets       (14)         (227)       (1,144)            -            (1,385)
     Gain on sale of investee                    -             -        (3,751)            -            (3,751)
     Gain on sale of investment                  -             -        (1,090)            -            (1,090)
     Undistributed earnings of
        investees/subsidiaries             (34,205)      (33,346)          492         67,349 a            290
     Dividends received from investees           -             -           289             -               289
     Income applicable to minority interest        -           -           242             -               242
     Bad debt expense                            -           (10)        1,088             -             1,078
     Decrease (increase) in accounts
        receivable                         132,233       (42,334)        1,204       (105,097)a        (13,994)
     Decrease (increase) in inventories and
       advances on purchases of tobacco     40,311       182,069      (132,513)       (58,765)a         31,102
     Decrease in recoverable taxes               -             -           103             -               103
     Decrease (increase) in prepaid expenses 8,003          (473)        5,435             -            12,965
     Increase (decrease) in accounts
       payable and accrued expenses         (8,877)      211,262       (58,647)      (109,139)a         34,599
     Increase (decrease) in advances
        from customers                        (429)     (339,322)      152,952        213,707 a         26,908
     Increase (decrease) in income
        taxes                               (3,156)          318         4,428             -             1,590
     Other                                       -            13            79             -                92
                                      ------------- ----------------------------  -------------   -------------

      Net cash provided (used) by
         operating activities              167,249        20,404        18,173        (59,294)         146,532
                                      ------------- ----------------------------  -------------   -------------

Investing activities
   Purchase of property and equipment         (111)       (5,048)      (15,450)            -           (20,609)
   Proceeds from sale of property
      and equipment                             14           320         2,939             -             3,273
   Payments on notes receivable and
     receivable from investees                  34           827           519             -             1,380
   Advances for notes receivable               (83)         (358)       (3,184)        (4,267)a         (7,892)
   Proceeds from or (advances) for other
     Investments and other assets            5,600        (8,306)       27,722         (4,081)a         20,935
   Purchase of subsidiary                        -        (6,543)            -             -            (6,543)
                                      ------------- --------------  -------------  ------------   -------------
      Net cash provided (used) by
         investing activities            $   5,454     $ (19,108)    $  12,546      $  (8,348)       $  (9,456)
                                      ------------- -------------  --------------  ------------   -------------

                                                    DIMON Incorporated and Subsidiaries
                                        Supplemental Combining Statement of Cash Flows (Continued)
                                                     Nine Months Ended March 31, 1996
(Unaudited)



(in thousands)                               DIMON
                                         Incorporated  Guarantors   Non-Guarantors  Eliminations         Total
Financing activities
   Repayment of debt                     $(183,968)    $  (1,769)    $ (61,159)     $  28,075 a      $(218,821)
   Proceeds from debt                       25,243             -        41,995             -            67,238
   Proceeds from sale of stock               3,287             -            -              -             3,287
   Cash dividends paid to DIMON Incorporated
     stockholders                          (16,013)            -            44             -           (15,969)
                                      --------------  ------------  ------------  ------------   -------------
     Net cash provided (used) by financing
        activities                        (171,451)       (1,769)      (19,120)       28,075          (164,265)

Effect of exchange rate changes on cash         -          3,560        (3,568)        (2,981)a         (2,989)
                                      --------------  ------------  ------------  -------------   -------------

Increase (decrease) in cash and cash
   equivalents                               1,252         3,087         8,031        (42,548)         (30,178)
Cash and cash equivalents at beginning
   of year                                   1,328         1,879        12,254         26,865 a         42,326
                                      --------------  ------------  ------------  -------------   -------------
     Cash and cash equivalents at end
       of period                         $   2,580     $   4,966     $  20,285      $ (15,683)       $  12,148
                                      =============   ===========   ==========     ===========      ==========

a.  Inter-company eliminations.

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




8. a. Each of the Guarantors, the Company's wholly-owned subsidiaries, DIMON International, Inc. and Florimex Worldwide Inc., have fully and unconditionally guaranteed on a joint and several basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company's obligations under the Notes and the related indenture, including its obligations to pay principal, premium, if any, and interest with respect to the Notes. The obligations of each Guarantor are limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other Guarantor under its Guarantee or pursuant to its contribution obligations under the Indenture, can be guaranteed by the relevant Guarantor without resulting in the obligations of such Guarantor under its Guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable federal or state law. Each of the Guarantees are a guarantee of payment and not collection. Each Guarantor that makes a payment or distribution under a Guarantee shall be entitled to a contribution from each other Guarantor in an amount pro rata, based on the assets less liabilities of each Guarantor determined in accordance with generally accepted accounting principles (GAAP). The Company is not restricted from selling or otherwise disposing of any of the Guarantors other than DIMON International, Inc. provided that the proceeds of any such sale are applied as required by the Indenture.

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

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                   MARCH 31, 1997

                                    DEBIT(CREDIT)

                                     (Unaudited)


                                               DIMON                                   Non-
                                           Incorporated           Guarantors        Guarantors
Accounts Receivable                         $ 13,317              $ 11,002           $ 95,946
Advances on Purchases                        142,996                90,537             30,572

Accounts Payable Trade                             -              (282,793)           (17,290)
Advances from Customers                        1,214                  (466)           (51,524)



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

                       Management's Discussion and Analysis of
                    Financial Condition and Results of Operations



(in thousands)

Three Months Ended March 31, 1997 Compared to Three Months Ended
March 31,1996:

Sales and other operating revenues for the three-month period ended
March 31, 1997 were $668.1 million, an increase of 15.8% from $577.1 million for the three-month period ended March 31, 1996. Sales from tobacco operations increased 22.0% to $561.4 million in the three-month period ended March 31, 1997 from $460.2 million in the corresponding period in 1996. The increase in tobacco sales was primarily due to higher average prices, increases in quantities and increases in revenue from services for U.S. grown tobacco and increases in average prices for foreign grown tobacco, partially offset by decreases in quantities and in revenue from services. Higher average prices, increased quantities and increases in revenue from services for U.S. tobacco and higher average prices and decreased quantities for foreign grown tobacco accounted for $17.6 million, $27.4 million, $20.7 million, $53.7 million and a decrease of $15.0 respectively, of the increase in tobacco revenues. Increased quantities of products at higher average prices increased sales of U.S. grown tobacco. The increase in revenue for services was primarily related to processing for Lorillard Tobacco pursuant to an agreement entered into the late fiscal 1995. Higher prices of foreign grown tobacco was from virtually every origin, including additional quantities in Brazil due to earlier than normal sales at higher average prices due to product mix. Sales from flower operations decreased 8.7%, to $106.8 million in the three-month period ended March 31, 1997 from $116.9 million for the three-month period ended March 31, 1996. This decrease in flower sales was primarily due to an approximate $10.7 million decrease due to the effect of applying U.S. dollar exchange rates.

Cost of sales and expenses for the period ended March 31, 1997, were $627.3 million, an increase of $75.3 million, or 13.7%, from $552.0 million, before the $2.7 million charge for restructuring costs, for the three-month period ended March 31, 1996. Cost of sales and expenses for the tobacco operations increased $86.5 million, or 19.9%, in the three-month period ended March 31, 1997 over the corresponding period in 1996, primarily due to the increased sales of tobacco in the period. The gross profit for the tobacco operations increased 19.5% for the three-month period ended March 31, 1997 over the corresponding period in 1996, primarily due to increased sales of tobacco from Brazil. The Company's gross margin percentage for tobacco operations decreased to 10.2% for the three-month period ended March 31, 1997 from 10.4% for the corresponding period in 1996, due to lower gross margins in the U.S., South American and European tobacco operations. Cost of sales and expenses for the flower operations decreased $10.1 million, or 9.0%, in the three-month period ended March 31, 1997 from the corresponding period in 1996. The Company's gross margin percentage for flower operations was the same at 11.3% for the three-month period ended
March 31, 1997 and for the corresponding period in 1996. Corporate expenses decreased $1.1 million, or 33.7%, for the three-month period ended March 31, 1997 from the corresponding period in 1996, primarily due to decreased personnel costs.

Interest expense decreased $1.9 million (17.4%) due to decreased rates, partially offset by increased borrowings.

The effective tax rate decreased to 39.9% for the three-month period ended March 31, 1997 from 40.0% for the corresponding period in 1996, based on estimates of taxable income projected for each year.

Equity in net loss of the tobacco investee companies decreased $235 thousand for the three-month period ended March 31, 1997 from the corresponding period in 1996 due to increased income on the tobacco operations in the U.S. and Greece.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)


(in thousands)


Nine Months Ended March 31, 1997 Compared to Nine Months Ended
March 31, 1996:

Sales and other operating revenues for the nine-month period ended
March 31, 1997 were $1.850 billion, an increase of 10.1% from $1.680 billion for the nine-month period ended March 31, 1996.
Sales from tobacco operations increased 12.4%, to $1.553 billion in the nine-month period ended March 31, 1997 from $1.382 billion in the corresponding period in 1996. The increase in tobacco sales was due to higher average prices of foreign grown tobacco, increased quantities, increased average prices and increased service revenues from U.S. tobacco, partially offset by decreased quantities of foreign grown tobacco. The increase in average prices for foreign grown tobacco, increased quantities, higher average prices and increased service revenues accounted for $121.1 million, $51.7 million, $9.1 million and $14.1 million of the increase in tobacco revenues, respectively, offset by a $25.8 million due to decreased quantities of foreign grown tobacco. The increased U.S. and foreign tobacco sales, primarily Africa and Asia, are due to product mix.

Sales from flower operations decreased .5%, from $298.3 million in the nine-month period ended March 31, 1996 to $297.0 million for the nine-month period ended March 31, 1997. This decrease in flower sales was primarily due to an approximate $20.2 million decrease due to the effect of applying U.S. dollar exchange rates, offset partially by increases in European operations and Baardse.

Cost of sales and expenses for the nine-month period ended March 31, 1997, were $1.736 billion, an increase of $151.8 million, or 9.6%, from $1.584 billion, before the $5.6 million charge for restructuring costs, for the nine-month period ended March 31, 1996. Cost of sales and expenses for the tobacco operations increased $157.5 million, or 12.3%, in the nine-month period ended March 31, 1997 over the corresponding period in 1996, primarily due to the higher sales in the period for tobacco grown in the U.S., Africa and Asia. The gross profit for the tobacco operations increased 4.0% for the nine-month period ended March 31, 1997 over the corresponding period in 1996, primarily due to increased sales and gross margins on the operations in Africa, Asia and South America, offset partially by decreased gross margins on the U.S. operations. The Company's gross margin percentage for tobacco operations decreased to 11.2% for the nine-month period ended March 31, 1997 from 12.1% for the corresponding period in 1996, due to lower gross margins in the U.S. operations, offset partially by higher gross margins in Africa, Asian and South America. Cost of sales and expenses for the flower operations decreased $3.1 million, or 1.1%, in the nine-month period ended March 31, 1997 from the corresponding period in 1996 primarily due to the effect of applying U.S. dollar exchange rates.
The Company's gross margin percentage for flower operations was the same at 10.7% for the nine-month period ended March 31, 1997 and for the corresponding period in 1996. Corporate expenses decreased $2.6 million, or 23.0%, for the nine-month period ended March 31, 1997 from the corresponding period in 1996, primarily due to decreased personnel costs.

Interest expense decreased $7.4 million (19.5%) due to decreased rates, partially offset by increased borrowings.

The effective tax rate decreased to 39.3% for the nine-month period ended March 31, 1997 from 40.0% for the corresponding period in 1996, based on estimates of taxable income projected for each year.

Equity in net income of the tobacco investee companies increased $981 thousand for the nine-month period ended March 31, 1997 from the corresponding period in 1996. The increase is primarily due to the loss for the tobacco operations investee in Brazil which was sold during fiscal 1996 and to increased income in the tobacco operations in the U.S. and Greece.

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

Reflecting the seasonal increase in the tobacco operations, DIMON's working capital increased from $422.3 million at June 30, 1996 to $453.5 million at March 31, 1997. The current ratio of 2.7 to 1 at June 30, 1996 increased to 2.8 to 1 at March 31, 1997. At March 31, 1997, current assets increased $38.4 million, or 5.7%, and current liabilities increased $7.2 million, or 2.9%, from June 30, 1996. Current assets increased primarily due to increases in Trade receivables and Advances on purchases of tobacco. Current liabilities increased primarily due to increases in Notes payable to banks, Accounts payable other, partially offset by decreases in Advances from customers and Accrued expenses.

Cash flows provided in operating activities decreased $176.5 million from $146.6 million to a $29.9 million of cash flows used for the nine months ended March 31, 1997 from the same period last year, due primarily to increases in Trade receivables and Advances on purchases of tobacco and decreases in Advances from customers and in Accounts payable and Accrued expenses. Cash flows used in investing activities increased $19.7 million reflecting sale of RGT shares and Philip Morris shares in 1995, the Prepaid purchase cost-Intabex and offset partially by the 1995 purchase of a subsidiary. Cash flows used by financing activities increased $205.5 million to $41.2 million of cash flows provided primarily due to net increased borrowings.

At March 31, 1997, DIMON had seasonally adjusted lines of credit of $955.4 million, excluding the long-term credit agreements. These lines bear interest at rates ranging from 1.7% to 11.6%. At March 31, 1997, unused lines of credit amounted to $536.2 million net of $155.1 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding short-term borrowings during the nine months ended March 31, 1997 were $566.5 million.

The Company uses its $240 million Revolving Credit Facility to reclassify $240 million of its short-term debt. The interest rates available under the Revolving Credit Facility depend on the type of advance selected and are based either on the agent bank's base lending rate (which was 8.50% at March 31, 1997, and is adjusted with changes in interest rates generally) or LIBOR plus 0.75%, through March 15, 1997, and thereafter plus a spread of 0.45% to 1.25% based on the ratings assigned to the Company's outstanding senior debt or on its consolidated interest coverage ratio. The Revolving Credit Facility is subject to certain commitment fees and covenants that among other things require the Company to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions and, under certain circumstances, payment of dividends by the Company. The Revolving Credit Facility originally terminated on March 15, 1998, but has been extended until June 30, 1998, and may be extended thereafter, year to year, upon approval of the Lenders. As of March 31, 1997, there were no borrowings outstanding under the Revolving Credit Facility.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At March 31, 1997, the Company had no material capital expenditure commitments other than the acquisition of Intabex as of April 1, 1997. The Company believes that these sources of funds combined with the Senior Notes are sufficient to fund the Company's purchasing and capital needs for fiscal 1997.

PART II.  OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits    10     -   Amendment of March 14, 1997, to the
                             Credit Agreement dated March 15, 1996

                  11     -   Computation of Earnings Per Common Share

                  27     -   Financial Data Schedule

(b)   Reports on Form 8-K: On April 16, 1997, the Company filed a
      Form 8-K reporting, under Item 2 and Item 7 thereof, that the Company had acquired all of the outstanding shares of Intabex Worldwide S.A. and certain assets in Zimbabwe.

      The following exhibits were filed with the Form 8-K:

      10.1 Stock Purchase Agreement, dated as of February 14, 1997, among DIMON Incorporated, Intabex Holdings Worldwide S.A., Folium Inc., Leaf Management Investments Ltd. and
             Tabacalera S.A.

      10.2   Indenture, dated as of April 1, 1997, by DIMON
             Incorporated to LaSalle National Bank, relating to
             $140 Million of 6 1/4% Convertible Subordinated Debentures due March 31, 2007

      10.3 Non-Competition Agreement, dated as of April 1, 1997, by and between Intabex S.A. (Zug) and Folium Inc.

      10.4 Registration Rights Agreement, dated as of April 1, 1997, by and between DIMON Incorporated, Tabacalera S.A., Folium Inc. and Leaf Management Investments Ltd.

      10.5 Consulting Agreement, dated April 1, 1997, by and between Intabex S.A. (Zug) and Anthony C.B. Taberer

      10.6 Asset Purchase Agreement, dated as of February 14, 1997, by and between Dibrell Brothers Zimbabwe (Private) Limited and Tabex (Private) Limited

      10.7 Non-Competition Agreement, dated as of April 1, 1997, by and between Intabex S.A. (Zug) and Folium Inc.

                                  SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIMON INCORPORATED


                                      /s/ Jerry L. Parker
Date May 12, 1997                     Jerry L. Parker
                                      Vice President - Controller
                                      (Principal Accounting Officer)

                                 EXHIBIT INDEX
                          -------------------------

Exhibit                                                                                            Page No.
----------                                                                                     ---------------
  10              Amendment of March 14, 1997, to Credit Agreement                                 30 - 33

  11              Computation of Earnings Per Common Share                                            34

  27              Financial Data Schedule                                                             35


-29-
