Form 10-K
period 1997-06-30
DIMON INC
filed 1997-09-29
CIK 939930

Page 1 of 219
                                                  Exhibit Index
                                                  on Page 80 through 84


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                                FORM 10-K



      X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended June 30, 1997

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
(Address of principal executive offices)           (Zip Code)
Registrant's telephone number, including area code:(804)792-7511

      Securities registered pursuant to Section 12(b) of the Act:
                     Common Stock (no par value)
                    Common Stock Purchase Rights

      Securities registered pursuant to Section 12(g) of the Act:
                               None


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
             Yes.....X......                    No...........
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
     The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on September 2, 1997, was approximately $991,209,000. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose.
     As of September 2, 1997, there were 44,330,849 shares of Common Stock outstanding.
     Portions of the registrant's definitive Proxy Statement for its 1997 Annual Meeting of Stockholders to be held November 14, 1997, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

                                     PART I




ITEM 1.    BUSINESS
           --------
DIMON is the second largest independent leaf tobacco merchant in the world. The Company acquired Intabex Holdings Worldwide S.A. ("Intabex") on April 1, 1997, and is the successor to Dibrell Brothers, Incorporated ("Dibrell") and Monk-Austin, Inc. ("Monk-Austin") which merged on April 1, 1995 (the "Merger"). Principally through the Intabex Acquisition (the "Intabex Acquisition"), the Company increased its tobacco-related revenues for the twelve months ended June 30, 1997, by 20%, from $1,770 million to $2,126 million and increased its market share in the established worldwide leaf tobacco market from approximately 30% to approximately 37% on a pro forma basis. In addition, DIMON strengthened its presence in several important tobacco growing regions, including Brazil, Argentina, Malawi, Thailand and Zimbabwe. The Company's address is 512 Bridge Street, Danville, Virginia 24541 and its telephone number is (804) 792-7511. See Note N to the Company's Consolidated Financial Statements for the year ended June 30, 1997, for detailed information regarding each of the Company's business segments.

Tobacco
-------
The Leaf Tobacco Industry
-------------------------
The world's large multinational cigarette manufacturers, with one exception, rely on independent leaf tobacco merchants such as the Company to supply the majority of their leaf tobacco needs. Leaf tobacco merchants select, purchase, process, store, pack, ship and, in certain developing markets, provide agronomy expertise and financing for growing leaf tobacco. At the present time, there are three major global leaf tobacco merchants, including the Company. These three merchants source, process and ship leaf tobacco around the world, for delivery to manufacturers of cigarettes and other tobacco products. The Company believes that the leaf tobacco industry is characterized by the following trends:

Growth of American Blend Cigarettes. American blend cigarettes have gained market share in several major foreign markets, including Asia (particularly the Pacific Rim), Europe and the Middle East in recent years. American blend cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world. According to the Tobacco Merchants Association ("TMA"), American blend cigarette consumption (excluding China) has increased from 1.7 trillion units in calendar 1990 to 1.9 trillion units in calendar 1996, an increase of 10.8%. The TMA estimates that worldwide American blend tobacco consumption (excluding China) will increase an additional 5.5% to more than 2.0 trillion units by the year 2000. The TMA also estimates that worldwide American blend cigarette consumption (excluding China), as a percentage of total consumption, has also experienced substantial growth, increasing from 47.9% in 1990 to 52.5% in 1996, and is projected to reach 54.3% by the year 2000. As
American blend cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by the three independent leaf tobacco merchants, including the Company, has grown accordingly.

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

Growth in Foreign Sourced Tobacco. In an effort to respond to cigarette manufacturers' increasing demand for lower cost American blend cigarette ingredients, the major leaf tobacco merchants have made significant investments in South America, Africa and Asia, the principal sources of flue-cured and burley tobacco outside the U.S. This trend is expected to continue in the foreseeable future as the quality of foreign grown tobacco continues to improve.

Improved Market Conditions. The global leaf tobacco industry has recovered from a disruption in demand and reduction in pricing during 1993 and 1994. The disruption of the industry in the U.S. during these years occurred primarily because of (1) the enactment of the domestic content 75/25 Rule, (2) a poor quality 1993 flue-cured tobacco crop in the U.S. and (3) the introduction of legislation in the summer of 1993 to increase significantly the federal excise tax on cigarettes that resulted in manufacturers' reluctance to build inventories. Concurrent with the reduction in demand for international tobacco related to the 75/25 Rule and lower than expected initial demand for imported tobacco products in Central and Eastern Europe and the former Soviet Union, the worldwide price of tobacco declined due to oversupply attributable to record foreign tobacco crops. This combination of reduced demand and lower prices had a negative impact on the financial performance of the leaf tobacco merchants and resulted in significant increases in uncommitted tobacco inventories among the merchants.

In recent years, the demand and supply imbalance in the worldwide tobacco market has improved. Leaf tobacco production outside the U.S. was curtailed in response to the high levels of uncommitted tobacco inventories. The 75/25 Rule was repealed due to its violation of GATT and was replaced by a series of less stringent import quotas. This resulted in cigarette manufacturers in the U.S. resuming their purchases of tobacco grown outside the U.S. The combination of lower levels of tobacco production and increased demand had a positive impact on worldwide tobacco prices, a corresponding positive impact on the profitability of the industry, and resulted in significant reductions in uncommitted tobacco inventories.

Business Strategy
-----------------
The Company's primary business objective is to capitalize on growth in worldwide consumption of American blend cigarettes by becoming the low-cost preferred supplier of leaf tobacco to the large multinational manufacturers of American blend cigarettes. To achieve this objective, the Company has implemented a strategy to position itself to meet the needs of its cigarette manufacturing customers throughout the world by expanding its global operations directly in the major tobacco exporting countries and by forming strategic partnerships with its major customers in countries with emerging tobacco production. As part of its strategy, the Company acquired Intabex on April 1, 1997. The Company believes the Intabex Acquisition will further enhance the Company's global tobacco purchasing capabilities, expand and diversify its customer base and expand its geographic reach. The Company's ability to respond to the global expansion and changing needs of the large multinational cigarette manufacturers is a critical factor in developing and expanding customer relationships. The principal components of the Company's business strategy are as follows:

Increase the Company's operations in low-cost tobacco growing regions. To ensure breadth and depth of supply of tobacco, particularly the tobacco used in American blend cigarettes, the Company has expanded and plans to continue to expand its operations in South America, Africa and China, the largest production areas of flue-cured and burley tobacco outside of the U.S. The April 1, 1997 acquisition of Intabex and certain assets of Tabex (PVT) Limited in Zimbabwe substantially expanded the Company's presence in Brazil, Argentina, Zimbabwe and Malawi, allowing the Company to significantly enhance its market share in these countries, and established a new presence in Mozambique, Spain, Sri Lanka, Thailand, Zaire and Zambia. In 1995, the Company signed an agreement with the China National Tobacco Corporation to provide additional access to a state-of-the art processing facility and tobacco sources in the province of Yunnan.
The Company also made acquisitions in 1995 in Bulgaria, Greece and Turkey, which the Company believes positions DIMON as the largest worldwide merchant of oriental tobacco. The Company intends to utilize its agronomy expertise in helping to develop low-cost sources of American blend quality tobacco and its existing relationships with the major multinational cigarette manufacturers to gain market share in these growth regions.

Capitalize on outsourcing trends. The Company anticipates further outsourcing of leaf tobacco purchasing and processing by cigarette manufacturers. This outsourcing trend is driven by (1) higher margins in cigarette production, (2) the increasing sophistication required in sourcing leaf tobacco on a global basis, and (3) continued privatization of tobacco and cigarette production operations in other countries. In 1994, the Company began providing all leaf tobacco auction buying in the U.S. for R. J. Tobacco Company, Inc. ("RJR"), the second largest cigarette producer in the U.S. In 1995, the Company began to purchase and process all of Lorillard Tobacco Company's ("Lorillard") auction market tobacco requirements in the U.S. With the improved tobacco purchasing capabilities and expanded geographic reach resulting from the Intabex Acquisition, the Company believes it will continue to be a major beneficiary of the outsourcing trends in the tobacco industry.

Improve efficiency and reduce operating costs. The Company realized substantial operating efficiencies and operating cost reductions following the Merger and anticipates achieving similar benefits in the integration of Intabex. In connection with the Merger, the Company initiated a restructuring plan for its operations. The plan was designed to eliminate unprofitable locations, consolidate duplicative processing facilities, reduce the salaried workforce, improve operating efficiencies and increase regional unit accountability.
This initiative resulted in the recognition of various charges in fiscal 1996, aggregating $11.8 million, and in fiscal 1995, aggregating $17.8 million. These initiatives reduced the Company's annual operating costs and expenses by approximately $25 million in fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

In the Intabex Acquisition, the Company acquired facilities in Malawi, Italy, Germany, Zimbabwe, and the U.S., countries where the Company already had facilities. By eliminating redundant facilities and realizing other efficiencies similar to those achieved in the Merger, the Company anticipates future savings in annual operating costs relating to the integration in fiscal 1998.

In most major tobacco producing areas, the Company and Intabex had similar operations, which created opportunities for significant cost savings. Since the acquisition of Intabex, the Company has completed the following in connection with its consolidation:

   - Integration of the African operations of Intabex, including personnel reductions and consolidation of administrative offices;

   - Integration of the Latin American operations of Intabex, including personnel reductions, consolidation of administrative offices, the sale of the manufacturing assets of a tobacco processing facility to a third party and the conversion of that facility into a tobacco storage warehouse;

   - Integration of North American operations of Intabex including the consolidation of the former joint venture partnership
        Eastern Carolina Leaf Processors, consolidation of administrative offices and personnel reductions; and

   - Integration of Asian operations, consisting primarily of personnel reductions and consolidation of some administrative offices.

Expand operations in new markets. During the last decade, several of the large multinational cigarette manufacturers have expanded their global operations, particularly into Central and Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of new markets. The Company believes this will increase demand for local sources of leaf tobacco and local tobacco processing due to the semi-perishable nature of unprocessed tobacco and the existence of domestic content laws in certain foreign countries. The Company believes these factors will cause manufacturers to place greater reliance on the services of financially strong leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of leaf tobacco. Intabex's presence in emerging tobacco markets provides new sources of supply for the Company. Intabex brings new sources of tobacco in the countries of Mozambique, Spain, Sri Lanka, Thailand, Zaire and Zambia. In addition, the Company believes Intabex's tobacco operations in the emerging markets of Africa and Asia will significantly enhance its strength in these low-cost tobacco growing regions.

Operations
----------
The Company has developed an extensive international network through which it purchases, processes and sells tobacco. In addition to its processing facilities in Virginia and North Carolina, the Company owns or has an interest in processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Greece and Turkey, the leading exporters of oriental tobacco. The Company also has processing facilities in Italy and Germany. Intabex owned and operated leaf processing facilities in Argentina, Sri Lanka and Thailand. The Company and Intabex have historically contracted with third parties for the processing of tobacco in certain countries. Including Intabex operations, the Company contracts with third parties for leaf processing in Canada, Chile, China, Guatemala, India, Mozambique, Spain, Zaire and Zambia and certain countries of the former Soviet Union. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all countries that produce export-quality, flue-cured and burley tobacco, including Argentina, Canada, China, India and Tanzania.


Purchasing. Prior to the Intabex acquisition, the Company purchased tobacco in approximately 26 countries, generally at auction or directly from growers. The Company now purchases tobacco in an additional six countries and has expanded its purchasing capabilities significantly in Brazil, Argentina, Malawi, Thailand and Zimbabwe. Although the majority of the dollar value of tobacco sold by the Company is produced domestically, the relative importance of tobacco grown overseas to the Company's profitability has increased steadily. During fiscal 1997, approximately 57% of the dollar value of tobacco purchased by the Company was purchased in the U.S. Approximately 17%, 9% and 3% of the dollar value of tobacco purchased by the Company during fiscal 1997 were purchased in Brazil, Zimbabwe and Malawi, respectively. The balance of the Company's tobacco purchases during 1997 were made in other tobacco growing countries, including Argentina, Bulgaria, Canada, China, Germany, France, Greece, India, Italy, Mexico, Poland, the former Soviet Union, Tanzania and Turkey. The Company believes it has access to a diverse supply of tobacco grown in a number of regions throughout the world and can respond quickly to factors that may cause fluctuations in the quality, yield or price of tobacco crops grown in any one region.

Tobacco generally is purchased at auction or directly from growers. Tobacco grown in the U.S., Canada, Malawi and Zimbabwe is purchased by the Company principally on auction markets. The Company purchases domestic tobacco on the flue-cured, burley and air-cured auction markets in Florida, Georgia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and Virginia for shipment to the Company's facilities in North Carolina and Virginia for processing to customer specification. The Company usually purchases tobacco at the auction markets after receiving specific customer orders or indications of customers' upcoming needs. The Company's network of more than 100 tobacco buyers allows the Company to cover the major auctions of flue-cured and burley tobacco throughout the world. These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco.

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

Processing. The Company processes tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. The Company processes purchased tobacco in 30 facilities located throughout the world, nine of which were acquired in the Intabex Acquisition. Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality. Accordingly, the Company has located its processing facilities in proximity to its principal sources of tobacco.

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

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Approximately 41% and 55% of the Company's consolidated tobacco sales for the years ended June 30, 1997 and 1996, respectively, were contracted to be delivered to 34 (37 in 1996) customers which the Company believes are owned by or under common control of Philip Morris Companies, Inc. ("Philip Morris") or RJR (Philip Morris, RJR or Japan tobacco in 1996, with Philip Morris and RJR accounting for significantly larger portions of the Company's sales) and each of which contributed in excess of 10% of total tobacco sales. No other customer accounts for more than 10% of the Company's sales. See Note N to the Company's Consolidated Financial Statements for the year ended June 30, 1997. The Company generally has maintained relationships with its customers for over forty years. In fiscal 1997, the Company delivered approximately 37% of its tobacco sales to customers in the U.S., approximately 31% to customers in Europe and the remainder to customers located in Asia, South America and elsewhere. The Intabex Acquisition significantly increases the international presence of the Company.

As of June 30, 1997, the Company's and Intabex's consolidated entities had tobacco inventories of approximately $583.6 million and approximately $421.9 million in commitments or indications from customers for purchases of tobacco. Substantially all of the June 30, 1997, orders are expected to be delivered in fiscal 1998. The level of purchase commitments for tobacco fluctuates from period to period and is significant only to the extent it reflects short-term changes in demand for leaf tobacco. The Company typically makes 80-95% of its leaf tobacco purchases pursuant to customer orders or supply contracts or customer indications of anticipated need, with most purchases made based on indications. Customers are legally bound to purchase tobacco purchased by the Company pursuant to orders, but no contractual obligation exists with respect to tobacco purchased in response to indications. However, the Company has done business with most of its customers for many years and has never experienced a significant failure of customers to purchase tobacco for which they have given indications. Other than the contracts with RJR and Lorillard
described below under "  Global Operations   United States" and an
agreement between Intabex and Tabacalera S.A. providing that Intabex will provide a significant portion of Tabacalera's tobacco needs, the Company has no significant supply agreements with its customers.

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


Global Operations
-----------------
United States. The Company owns and operates four processing facilities in North Carolina and Virginia. The price of tobacco grown in the U.S. is supported under a government price support program which also establishes quotas for production. Consequently, U.S. -grown tobacco is typically more expensive than tobacco grown elsewhere. Although domestic tobacco historically has accounted for the majority of the Company's sales, the Company expects that, because of this price differential and its generally increasing business outside of the U.S., sales of flue-cured and burley tobacco grown in the U.S. and related services will be less significant than in the past. The Company believes that any short-term decline in its domestic business should be offset in the short-term by increased foreign operations.

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

Brazil. The Company believes it is one of the two largest independent leaf tobacco merchants in Brazil. The Company exports the majority of the tobacco that it processes in Brazil to its customers around the world. In fiscal 1997, the Company derived approximately 21% of its tobacco revenue from its Brazilian operations.

In fiscal 1996, the Company merged its two wholly-owned subsidiaries, Tabra and Dibrell do Brazil to form DIMON do Brazil. DIMON do Brazil has three modern tobacco processing facilities located in the center of Brazil's tobacco production area. Brazil represents the Company's most significant foreign operation in virtually all respects, including purchasing volume, processing and storage capacities and operating income potential. Through the Merger and resulting reduction in duplicative functions and facilities the Company reduced annual operating costs.

Africa. The Company purchases flue-cured and burley tobacco at auction for customer orders in Zimbabwe and Malawi. The tobacco is threshed and packed for export at facilities in each country. The Company exports the majority of the tobacco it processes in Zimbabwe and Malawi to its customers around the world. In fiscal 1997, the Company derived approximately 12% of its revenue from its Zimbabwean and Malawian tobacco operations.

Intabex's business in Africa allows the Company to significantly increase market share in the established markets of Zimbabwe and Malawi. The addition of Intabex's business also creates a significant presence for the Company in South Africa, Tanzania, Zambia,
Mozambique, and Zaire.

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

Greece and Turkey. The Company believes it is the largest exporter of processed oriental tobacco in the world. Greece and Turkey are the most important producers of oriental tobacco. Through its wholly-owned subsidiaries, DIMON Hellas Tobacco SA, Georges Allamanis Tobacco International SA and DIMON Turk Tutun AS, the Company buys, exports and processes, in two facilities in each country, oriental tobacco grown in each country.

Other Foreign Operations. The Company also has foreign subsidiaries, joint ventures and affiliates that purchase and sell tobacco grown in other countries throughout the world. The Intabex Acquisition provided the Company a significant presence in the established burley tobacco market in Thailand, a new presence in Spain and, through a wholly-owned subsidiary, new business as a supplier of premium cigar and other dark-air cured tobacco to the resurgent cigar industry. In addition, the Company owns and operates processing facilities in Italy, Germany and Mexico.

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

Competition
-----------
The leaf tobacco industry is highly competitive. Competition among dealers in leaf tobacco is based on the price charged for products and services as well as the dealers' ability to meet customer specifications in the buying, processing and financing of tobacco.
The Company believes that it is well positioned to meet this competition, particularly in view of its important processing facilities in the U.S., Brazil and other major tobacco growing countries. Prior to the Intabex Acquisition, the Company competed with three major tobacco processors and had significantly less market share than the world's largest processor. Following the Intabex Acquisition, the Company's principal competitors are Universal Corporation ("Universal") and Standard Commercial Corporation and the Company's market share has increased from approximately 30% to 37% on a pro forma basis. Of the independent leaf tobacco merchants, the Company believes that, based on revenues, it ranks second in established worldwide market share. The Company further believes that among independent leaf tobacco merchants, it has the largest or second largest market share in Brazil, Greece, Turkey, the U.S. and Zimbabwe. Universal's market share in the U.S. is considerably greater than that of the Company.

Seasonality
-----------
The purchasing and processing activities of the Company's tobacco business are seasonal. Flue-cured tobacco grown in the U.S. generally is purchased during the five-month period beginning in July and ending in November. U.S.-grown burley tobacco is usually purchased from late November through January or February. Tobacco grown in Brazil usually is purchased from January through June and delivered from May to September. Other markets around the world last for similar periods, although at different times of the year, and as the importance of these markets has grown the seasonality in the Company's business has decreased.

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

Flowers
-------
The Company's fresh-cut flower operations consist of buying flowers from sources throughout the world and transporting them, normally by air, to operating units for resale to wholesalers and retailers through its wholly-owned flowers subsidiary, Florimex. For the fiscal year ended June 30, 1997, the Company's flower operations produced approximately 15% of the Company's revenues and at June 30, 1997, represented approximately 5% of the Company's consolidated assets.
The Company does not view its flowers operations as a core business and will continue to evaluate its strategic alternatives with respect to Florimex.

Florimex operates through 67 offices in 19 countries, including Austria, Canada, Colombia, the Czech Republic, Ecuador, France, Germany, Italy, Japan, Poland, The Netherlands, Spain, Sweden, Switzerland, Thailand, the United Kingdom and the U.S. The activities of certain of these offices are limited to acquiring flowers in the country of origin, but most are engaged in importation and distribution. Florimex is also engaged in additional value-added services through the design and assembly of floral bouquets for sale to supermarket retailers. Virtually all offices are operated as corporate profit centers with the general manager receiving a bonus related to the financial performance of the operation.

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

Employees
---------
The Company's consolidated entities employed about 6,700 persons, excluding seasonal employees, in its worldwide tobacco operations at June 30, 1997. In the U.S. tobacco operations the Company's consolidated entities employed about 900 persons, excluding 1,300 seasonal employees at June 30, 1997. Most seasonal employees are covered by collective bargaining agreements with several U.S. labor unions. Most of the full-time employees of the Company are not covered by collective bargaining agreements. In the non-U.S. tobacco operations the Company's consolidated entities employed about 5,800 persons, excluding 14,000 seasonal employees at June 30, 1997. The Company's worldwide consolidated cut flower operation entities employ about 1,280 persons, excluding seasonal employees. The Company considers its employee relations to be satisfactory.

Government Regulation and Environmental Compliance
--------------------------------------------------
In recent years, governmental entities in the U.S. at all levels have taken or have proposed actions that may have the effect of reducing consumption of cigarettes. These activities have included: (1) the U.S. Environmental Protection Agency's decision to classify tobacco environmental smoke as a "Group A" (known human) carcinogen; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to ban smoking in the work place; (3) proposals by the U.S. Food and Drug Administration to sharply restrict cigarette advertising and promotion and to regulate nicotine as a drug; (4) increases in tariffs on imported tobacco; (5) proposals to increase the U.S. excise tax and state taxes on cigarettes; (6) the policy of the U.S. government to link certain federal grants to the enforcement of state laws banning the sale of tobacco products to minors; and (7) recent filings of lawsuits against cigarette manufacturers by many U.S. states and others seeking reimbursement of Medicaid and other expenditures claimed to have been made by such states to treat diseases allegedly caused by cigarette smoking. In 1993, Congress enacted a law (the 75/25 Rule) requiring that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco. Although that law was repealed in 1995 and was replaced with import quotas designed to assist domestic tobacco growers, the law had the effect of drastically decreasing demand for foreign tobacco in the domestic production of cigarettes. It is not possible to predict the extent to which governmental activities might affect the Company's business.

On June 20, 1997, representatives of the leading U.S. manufacturers of consumer tobacco products, several state attorneys general and certain private plaintiffs jointly announced a proposed settlement of certain significant lawsuits pending against the manufacturers. The proposed settlement, which must be enacted into federal law to become effective, is expected to cost the nation's leading cigarette manufacturers, all of whom are customers of the Company, approximately $368 billion in cash outlays over the next 25 years. The cigarette manufacturers have reached separate settlements with Florida, Mississippi and Texas that would be pre-empted by a federal settlement. These individual state settlements require the payment of approximately $15 billion by the cigarette manufacturers. The cigarette manufacturers subsequently entered into a separate settlement of a lawsuit brought by the state of Mississippi and agreed to settle a lawsuit brought by the state of Florida. Cigarette manufacturers may attempt to recover a portion of these costs by demanding price and other concessions from suppliers such as the Company. Such concessions could materially and adversely affect the Company's margins and its results of operations.

The proposed federal settlement also would permit federal regulation of cigarette production and would severely curtail advertising of tobacco products, banning many of the marketing methods currently utilized by the cigarette industry. The settlement may therefore materially adversely impact sales of tobacco in the U.S. and, possibly, overseas. A substantial risk exists that past growth trends in tobacco sales may not continue and that existing sales may decline as a result of the proposed settlement. In addition, in response to the proposed federal settlement, groups representing tobacco farmers have proposed certain measures, including measures similar to the 75/25 Rule, that could adversely affect the Company's business. However, it is not possible to predict whether or in what form the proposed federal settlement or any additional measures will be approved by Congress and the President or the extent to which any settlement or such measures may affect the Company's business.

A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and a number of other countries. It is impossible to predict the extent to which these and any additional restrictions might affect the Company's business.

     FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS, FOREIGN AND
                 DOMESTIC OPERATIONS AND EXPORT SALES


As discussed in Item 1, the Company operates in two business segments: the purchasing, processing and selling of leaf tobacco and the purchasing and selling of cut flowers. Financial information concerning segments and geographical operations is included in Note N to the Notes to Consolidated Financial Statements. Information with respect to the Company's working capital appears in Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources.

ITEM 2.  PROPERTIES
         ----------
Following is a description of the material properties of the Company:

Corporate
---------
The Company's corporate headquarters are located in Danville, Virginia; the tobacco operations are headquartered in Farmville, North Carolina, and headquarters for flowers operations are in Nuremberg, Germany.

Tobacco Facilities
------------------
The Company operates each of its tobacco processing plants for seven to nine months during the year to correspond with the applicable growing season. While the Company believes its processing facilities are being efficiently utilized, the Company also believes its domestic processing facilities and certain foreign processing facilities have the capacity to process additional volumes of tobacco if required by customer demand.

The following is a listing of the various material properties used in the tobacco operations:

                                                         AREA IN
         LOCATION                 USE                  SQUARE FEET
----------------------------------------------------------------------
       UNITED STATES
 DANVILLE, VA                     FACTORY/STORAGE        1,891,000
 GREENVILLE, N.C.                 FACTORY/STORAGE          809,000
 FARMVILLE, N.C.                  FACTORY/STORAGE        1,020,000
 KINSTON, N.C.                    FACTORY/STORAGE        1,068,000
 LAKE CITY, S.C.                  STORAGE                  252,000

      SOUTH AMERICA
 VERA CRUZ, BRAZIL                FACTORY/STORAGE        1,043,000
 SANTA CRUZ, BRAZIL               FACTORY/STORAGE        1,397,000
 VENANCIO AIRES, BRAZIL           FACTORY(2)/STORAGE     1,336,000
 ZACAPA, GUATEMALA                STORAGE                   15,000

      AFRICA
 LILONGWE, MALAWI                 FACTORY                  248,000
 HARARE, ZIMBABWE                 FACTORY(2)/STORAGE     1,226,000

      EUROPE
 KARLSRUHE, GERMANY               FACTORY/STORAGE          320,000
 KOTHEN, GERMANY                  FACTORY/STORAGE          731,000
 THESSALONIKI, GREECE             FACTORY(2)/STORAGE       410,000
 SPARANISE, ITALY                 FACTORY/STORAGE          466,000
 IZMIR, TURKEY                    FACTORY(2)/STORAGE       854,000

      ASIA
 LAMPHUN, THAILAND                FACTORY/STORAGE          301,000

Flower Facilities
-----------------
Florimex has 67 different operating facilities throughout the world. The owned properties include an international distribution warehouse in Kelsterbach, Germany (near Frankfurt Airport), with offices and storages of about 60,000 square feet. In Nuremberg, the headquarters of Florimex, owned properties include office and storages of about 300,000 square feet. At all Florimex locations there are various properties, generally located near airports, consisting of owned or leased offices and storages. The storages at each location include cooler storages of various sizes to accommodate the needs of
individual locations.   The Company's management believes its flower
operation facilities, including office, distribution and warehouse facilities, are efficiently utilized and are adequate for current and projected sales levels for the foreseeable future. Baardse, the Dutch flower exporter, has leased about 110,000 square feet of office and storage associated with the Aalsmeer auction operation. Aalsmeer has the largest flower auction facility in The Netherlands. Baardse also owns greenhouses in Aalsmeer with 125,000 square feet.

All of the above property is owned, except as otherwise indicated, by the Company, its subsidiaries or investee companies. The Company believes that the facilities are generally well maintained and in good operating condition and are suitable and adequate for its purposes at current and reasonably anticipated future sales levels.


ITEM 3.  LEGAL PROCEEDINGS
         -----------------
None.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
None.

       ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF THE COMPANY



The names and ages of all executive officers of the Company, as of June 30, 1997, are set forth below. Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.


        NAME AGE                                                 POSITION
------------------------------     --------------------------------------------------------
Claude B. Owen, Jr.        52      Chairman of the Board - Chief Executive Officer of the
                                   Company on October 21, 1994.  He also served as Chairman,
                                   Chief Executive Officer and President of Dibrell from
                                   July 1993 until the effective time of the Merger and as
                                   Chairman of the Board and Chief Executive Officer of
                                   Dibrell from February 1990 until July 1993.  Mr. Owen
                                   also serves as a director for American National
                                   Bankshares, Inc. and Richfood Holdings, Inc.

Albert C. Monk III         57      President of the Company on October 21, 1994 and
                                   President and Chief Executive Officer of DIMON
                                   International on January 23, 1995.  He also served as
                                   Chairman, Chief Executive Officer and President of
                                   Monk-Austin beginning from November 8, 1994 until the
                                   effective time of the Merger, Chief Executive Officer and
                                   President of Monk-Austin since 1992 and President of
                                   Monk-Austin since 1990.  Mr. Monk is the first cousin of
                                   Robert T. Monk, Jr., a director of DIMON Incorporated.

Brian J. Harker            47      Executive Vice President and Chief Financial Officer
                                   since October 1, 1996.  He also served as Senior Vice
                                   President of DIMON International, Inc. from April 1995 to
                                   October 1996 and as Senior Vice President-Director of
                                   International Operations of Monk-Austin from July 1991 to
                                   April 1995.  Prior thereto he served as Vice President of
                                   Monk-Austin.

Richard D. O'Reilly        48      Senior Vice President-Human Resources since May 16, 1995.
                                   From 1989 to 1995, he served as Vice President - Human
                                   Resources at Sweetheart Corporation Company, Chicago,
                                   Illinois.



                          PART II



ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS
          -----------------------------------------------------

DIMON Incorporated's common stock is traded on the New York Stock
Exchange, under the ticker symbol "DMN". The Common Stock began trading on the NYSE on April 3, 1995.

The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated.

                                                      DIMON
                                                   Common Stock
                                                                 Dividends
                                     High           Low           Declared
Fiscal Year 1997
Fourth Quarter . . . . . . . . . . .$26.75         $19.75          $.15
Third Quarter. . . . . . . . . . . . 26.00          21.75           .15
Second Quarter . . . . . . . . . . . 23.25          17.87           .15
First Quarter. . . . . . . . . . . . 19.87          17.87           .135

Fiscal Year 1996
Fourth Quarter . . . . . . . . . . . 19.50          16.12           .135
Third Quarter. . . . . . . . . . . . 20.87          16.00           .135
Second Quarter . . . . . . . . . . . 18.75          13.75           .135
First Quarter. . . . . . . . . . . . 17.62          14.62           .135


As of June 30, 1997, there were 4,264 shareholders, including approximately 3,100 beneficial holders of its Common Stock. The
Company pays dividends quarterly.

The Company is subject to certain restrictions on its ability to pay dividends. See "Managements' Discussion and Analysis of Financial Condition and Results of Operations -- Restrictions of Dividends."

ITEM 6.               SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS
DIMON Incorporated and Subsidiaries

                                                                     Years Ended June 30
(in thousands, except per share amounts         ____________________________________________________________________
and number of stockholers)              1997**              1996                 1995           1994            1993
======================================================================================================================
Summary of Operations
  Sales and other operating revenues .$2,513,227          $2,167,473          $1,941,188     $1,464,778     $1,706,294
  Cost of sales and expenses . . . . . 2,332,457           2,037,702           1,892,166      1,435,016      1,572,479
  Restructuring and merger costs . . .     3,864              15,360              25,955              -              _
                                      ______________________________________________________________________________
  Operating income . . . . . . . . . .$  176,906          $  114,411          $   23,067     $   29,762     $  133,815
  Interest expense . . . . . . . . . .    53,027              46,924              45,231         35,117         38,128
                                      _________________________________________________________________________________
  Income (loss) from continuing
   operations before income taxes,
   minority interest, equity in
   net income (loss) of investee
   companies, extraordinary
   items and cumulative effect
   of accounting changes . . . . . . .$  123,879          $   67,487          $  (22,164)    $   (5,355)    $   95,687
  Income taxes . . . . . . . . . . . .   (47,108)            (26,995)             (5,980)        (2,767)       (31,173)
  Income applicable to minority
   interest  . . . . . . . . . . . . .       124                 292                 216            466            486
  Equity in net income (loss) of
   investee companies  . . . . . . . .       860                (274)             (1,435)           687          1,404
  U.S. taxes provided on
   investee companies  . . . . . . . .      (334)                (56)               (370)          (589)          (145)
                                      _________________________________________________________________________________
  Income (loss) from continuing
   operations before
   extraordinary items and
   cumulative effect of
   accounting changes  . . . . . . . .$   77,173          $   39,870         $   (30,165)    $   (8,490)    $   65,287
  Extraordinary items:
   Partial recovery on Iraqi
   receivable, net of tax. . . . . . .         -               1,400                   -              -              -
  Cumulative effect of accounting
   changes:
   Postretirement benefit plans,
     net of tax. . . . . . . . . . . .         -                   -                   -              -         (9,746)
   Income taxes. . . . . . . . . . . .         -                   -                   -              -          8,963
                                      _________________________________________________________________________________
  Net Income (Loss). . . . . . . . . .$   77,173          $   41,270         $   (30,165)    $   (8,490)    $   64,504

Per Share Statistics
  Primary:
   Income (loss) from continuing
     operations before
     extraordinary items and
     cumulative effect of
     accounting changes. . . . . . . .     $1.79               $1.00          $      (.79)        $(.22)         $1.76
   Extraordinary items . . . . . . . .         -                 .04                    -             -              -
   Cumulative effect of
     accounting changes. . . . . . . .         -                   -                    -             -           (.02)
   Net income (loss) . . . . . . . . .      1.79                1.04                 (.79)         (.22)          1.74

  Fully diluted:
   Income from continuing
     operations before
     extraordinary items and
     cumulative effect of
     accounting changes. . . . . . . .      1.76                 .98                    *             *           1.65
          Extraordinary items  . . . .         -                 .03                    -             -              -
   Cumulative effect of
     accounting changes. . . . . . . .         -                   -                    -             -           (.02)
   Net income. . . . . . . . . . . . .      1.76                1.01                    *             *           1.63

  Dividends paid . . . . . . . . . . .      .585                 .54                 .535          .495            .42
  Stockholders' equity . . . . . . . .      9.21                7.46                 6.27          7.57           8.32
Return on average stockholders'
  equity . . . . . . . . . . . . . . .     21.32%              14.88%              -11.45%        -2.85%         24.30%


ITEM 6.               SELECTED FINANCIAL DATA

DIMON Incorporated and Subsidiaries

                                                                     Years Ended June 30
(in thousands, except per share amounts         _______________________________________________________________________
and number of stockholers)              1997**              1996                 1995           1994            1993
=======================================================================================================================
Balance Sheet Data
  Current assets . . . . . . . . . . .$1,371,479          $  668,775          $   731,119    $  685,443     $  666,454
  Current liabilities. . . . . . . . .   671,486             246,433              453,522       467,776        423,854
                                      _________________________________________________________________________________
  Working capital. . . . . . . . . . .$  699,993          $  422,342          $   277,597    $  217,667     $  242,600
  Working capital ratio. . . . . . . .  2.0 to 1            2.7 to 1             1.6 to 1      1.5 to 1       1.6 to 1
  Property, plant and
   equipment (net) . . . . . . . . . .$  332,752          $  236,775          $   223,049    $  209,739     $  189,549
  Total assets . . . . . . . . . . . .$1,987,603          $1,020,014          $ 1,093,608    $1,043,816     $  998,520
  Revolving credit notes and
   other long-term debt. . . . . . . .$  702,826          $  390,871          $   292,528    $  188,825     $  180,270
  Convertible Subordinated Debentures $  123,328          $        -          $    56,370    $   56,475     $   56,475
  Stockholders' equity . . . . . . . .$  408,263          $  315,848          $   238,806    $  288,314     $  308,149

Other Statistics
  Weighted average common shares,
   primary . . . . . . . . . . . . . .    43,176              39,671               38,100        38,091         37,072
  Weighted average common shares,
   fully diluted . . . . . . . . . . .    44,482              42,464               42,355        42,297         41,310
  Common shares outstanding
   at year end . . . . . . . . . . . .    44,312              42,366               38,092        38,069         37,035
  Number of stockholders
   at year end (1) . . . . . . . . . .     4,357               4,596                4,249         4,940          4,919
  Dividends paid . . . . . . . . . . .$   25,071          $   21,731          $    15,570    $   13,014     $    9,818
                            ___________________________________________________________________________________________


*  Computation of loss per share is anti-dilutive for the years 1995 and 1994.
** See Note B to the consolidated financial statements for a discussion of acquisition.

(1)     Includes the number of Stockholders of record and non-objecting beneficial owners.



ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS



General
-------
The Company believes that it is the world's second largest independent purchaser and processor of leaf tobacco. Approximately 85%, 82% and 80% of the Company's revenues in fiscal 1997, 1996 and 1995, respectively, were derived from its tobacco operations. The Company's tobacco operating profits fluctuate from year to year, primarily due to changes in worldwide supply and demand and government regulations.
See "Factors that May Affect Future Results   Variability of Annual
and Quarterly Financial Results."

On April 1, 1997, the Company acquired all the outstanding capital stock of Intabex. The acquisition of Intabex has been accounted for under the purchase method of accounting and, accordingly, no restatement has been made to the Company's historical financial information. The financial information of the Company will prospectively include that of Intabex for periods beginning after March 31, 1997.

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

The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobacco. However, local country operating costs, including the purchasing and processing costs for tobacco, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the individual countries of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. See "Factors that May Affect
Future Results   International Business Risks" and Note O to the
Company's Consolidated Financial Statements for the year ended June
30, 1997.

The remainder of the Company's revenues are derived from purchasing and selling fresh-cut flowers. Florimex has two principal operations, importing, exporting and wholesaling fresh-cut flowers, and exporting fresh-cut flowers purchased primarily from the major flower auctions in The Netherlands. Approximately 15%, 18% and 20% of the Company's revenues in fiscal 1997, 1996 and 1995, respectively, were derived from its flower operations.

In fiscal 1995, the Company initiated a restructuring plan including both the tobacco and flower businesses. The plan was designed to eliminate unprofitable locations, consolidate duplicative processing facilities, reduce the salaried workforce, improve operating efficiencies and increase regional unit accountability. This initiative has continued through 1997 and has resulted in the recognition of various charges. Those charges totaled $2.7 million, net of tax, in 1997, $11.8 million, net of tax, in 1996 and $17.8 million, net of tax, in 1995.

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

                                                           Years Ended
                                                   _____________________________
                                                      1997     1996      1995
================================================================================
Sales and other operating revenues. . . . . . . .    100.0%   100.0%   100.0%
Cost of goods and services and expenses . . . . .     87.4     87.9     90.6
Selling, administrative and general expenses. . .      5.5      6.1      6.9
Restructuring and merger related costs. . . . . .      0.1      0.7      1.3
                                                  ______________________________
Operating income. . . . . . . . . . . . . . . . .      7.0      5.3      1.2

Interest expense. . . . . . . . . . . . . . . . .     (2.1)    (2.2)    (2.4)
                                                  ______________________________
Income (loss) before income taxes, minority
      interest, equity in net loss of
      investee companies  . . . . . . . . . . . .      4.9      3.1     (1.2)

Income taxes. . . . . . . . . . . . . . . . . . .      1.8      1.2      0.3

Equity in net loss of investee companies. . . . .        -        -     (0.1)
                                                  _____________________________
Net income (loss) . . . . . . . . . . . . . . . .      3.1      1.9     (1.6)
                                                  =============================


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)


Comparison of the Year Ended June 30, 1997 to the Year Ended
June 30, 1996

The Company's sales and other operating revenues were $2.513 billion, an increase of 16.0% from $2.167 billion in 1996. Sales from tobacco operations increased 20.1%, from $1.770 billion in 1996 to $2.126 billion in 1997, primarily due to higher prices on tobaccos sold from North America, South America and Africa, higher volumes in North America and Asia and additional sales from the subsidiaries of Intabex Holdings Worldwide S.A. (Intabex) which was acquired April 1, 1997, partially offset by lower quantities sold from South America. Higher prices accounted for $13.8 million in North America, $53.6 million in South America and $65.7 million in Africa of the increase in sales. Higher quantities accounted for $33.9 million in North America and $36.6 million in Asia of the increase in sales. Lower quantities in South America resulted in a decrease in sales of $67.7 million due to the higher quantities in the fourth quarter of 1996. The acquisition of Intabex resulted in a $188.1 million increase in sales.

Sales and other operating revenues for the Company's flower operations decreased 2.5% from $397.3 million in 1996 to $387.5 million in 1997, primarily due to unfavorable changes in exchange rates of European currencies against the U.S. dollar.

Cost of sales and expenses of the Company's tobacco operations before restructuring and merger related costs increased 18.9% in 1997 from 1996 due primarily to the increase in sales. Operating margin (operating income) as a percentage of sales increased from 7.8% in 1996 to 8.7% in 1997. Significant increases in margins in South America were due to efficiencies from restructuring, offset by lower margins in North America caused by natural disasters which negatively impacted the 1996 crop.

Operating margin for the Company's flower operations before restructuring costs increased to 2.7% in 1997 from 2.0% in 1996 due to exchange rate impacts on costs, the effects of discontinuing lower margin operations and revised credit policies.

Corporate expenses before restructuring costs decreased $2.3 million or 14.4% to $13.6 million in 1997 from $15.9 million in 1996, due primarily to decreases in personnel costs and legal and professional expenses in 1997 partially offset by increased amortization expense resulting from goodwill resulting from the acquisition of Intabex.

Restructuring charges in 1997 were $3.9 million for the tobacco division, primarily due to employee separations. Restructuring charges in 1996 consisted of $11.5 million for tobacco operations, $4.4 million for corporate and a $.5 million recovery for flower operations. 1996 net charges consisted of $15.7 million for employee separations, a credit of $1.2 million for facility sales and closures and $.9 million for asset writedowns and other items.

Interest expense increased $6.1 million in 1997 primarily due to higher average borrowings in financing the acquisition of Intabex, offset by lower interest rates.

The effective tax rate for 1997 was 38% compared to 40% in 1996. This decrease is due to the overall blend of the income between taxing jurisdictions.

The $.9 million increase in equity in net income of investee companies is primarily due to African investees owned by the newly acquired subsidiary, Intabex.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS (continued)



Comparison of the Year Ended June 30, 1996 to the Year Ended
June 30, 1995

The Company's sales and other operating revenues in 1996 were $2.167 billion, an increase of 11.7% from $1.941 billion in 1995. Sales from tobacco operations increased 13.8%, from $1.555 billion in 1995 to $1.770 billion in 1996, primarily due to higher prices on tobacco from South America and increased quantities sold primarily from Europe and Africa. The sales from South America increased in the fourth quarter in 1996 compared to 1995 as demand improved. See "Factors that May Affect Future Results." The higher tobacco prices from South America accounted for $102.0 million and increased quantities sold from Europe and Africa accounted for $85.5 million and $29.4 million, respectively. The increased sales of tobacco from Europe resulted from the operations acquired in Greece, Italy and Turkey.

Sales and other operating revenues of flowers increased 2.9%, from $385.9 million in 1995 to $397.3 million in 1996. The increase in the Company's sales of flowers was primarily due to the increased export sales from The Netherlands.

Cost of sales and expenses of the Company's tobacco operations before restructuring and merger related costs increased 9.2% in 1996 from 1995 due primarily to the 13.8% increase in net sales. The world oversupply of tobacco, which began in 1993, started to improve in 1995 and further improved in 1996 which, along with early consolidation - related cost savings, generated the improvement in the tobacco operating margin (operating income). As a percent of net sales, operating income, excluding restructuring costs, increased to 7.8% in 1996 compared to 3.9% in 1995.

Cost of sales and expenses of the flower operations before restructuring costs increased by 0.8% in 1996 from 1995, primarily due to the sales increase of 2.9%, offset partially by implementing cost-cutting measures, revising credit policies which decreased bad debts and the closing of unprofitable operations in 1995. The flower operating income (loss), excluding restructuring costs, increased from a (0.1%) loss as a percent of net sales in 1995 to a positive 2.0% of net sales in 1996, primarily due to increased gross margins of the export operations in The Netherlands and by decreased costs mentioned above.

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

Interest expense increased $1.7 million in 1996, primarily due to higher borrowings because of increased average tobacco purchases and, to a lesser extent, higher average interest rates.

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

                                                    Years Ended June 30
                                           __________________________________
(in thousands, except for current ratio)       1997       1996        1995
=============================================================================
Cash and cash equivalents. . . . . . . . . $  107,131  $  53,820  $  42,326
Net trade receivables. . . . . . . . . . .    396,156    190,898    182,750
Inventories and advances on
  purchases of tobacco . . . . . . . . . .    835,626    408,210    468,989
Total current assets . . . . . . . . . . .  1,371,479    668,775    731,119
Notes payable to banks . . . . . . . . . .    350,263          -    233,736
Accounts payable . . . . . . . . . . . . .    143,927    104,506     90,446
Total current liabilities. . . . . . . . .    671,486    246,433    453,522
Current ratio. . . . . . . . . . . . . . .   2.0 to 1   2.7 to 1   1.6 to 1
Revolving Credit Notes and Other
  Long-term Debt . . . . . . . . . . . . .    577,826    265,871    292,528
Convertible Subordinated Debentures. . . .    123,328          -     56,370
Senior Notes . . . . . . . . . . . . . . .    125,000    125,000          -
Stockholders' equity . . . . . . . . . . .    408,263    315,848    238,806
Purchase of property and equipment . . . .     60,860     41,266     35,892
Acquisition of subsidiary,
  net of cash acquired . . . . . . . . . .      6,382     (6,543)   (13,693)
Proceeds from sale of property
  and equipment. . . . . . . . . . . . . .      8,853      8,605      4,877
Depreciation and amortization. . . . . . .     37,191     33,780     31,852
                                          ___________________________________

The purchasing and processing activities of the Company's tobacco business are seasonal. The Company's need for capital fluctuates accordingly and, at any of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or less than at year end. The Company historically has needed capital in excess of cash flow from operations to finance inventory and accounts receivable and, more recently, to finance acquisitions of foreign tobacco operations and flower operations. The Company also prefinances tobacco crops in certain foreign countries by making cash advances to farmers prior to and during the growing season.

The Company's working capital increased from $422.3 million at June 30, 1996 to $700 million at June 30, 1997. The Company's current ratio was 2.0 to 1 and 2.7 to 1 at June 30, 1997, and June 30, 1996, respectively. At June 30, 1997, current assets had increased $702.7 million and current liabilities had increased $425.1 million from June 30, 1996. The $702.7 million increase in current assets is primarily due to the $632.7 million increase in receivables, inventories and advances on purchases of tobacco. The $425.1 million increase in current liabilities is primarily due to the $350.3 million increase in notes payable to banks. The increase in receivables, inventories and advances on purchases of tobacco are primarily due to the acquisition of Intabex in 1997. The increase in cash and cash equivalents is primarily related to the financing activities and the proceeds from long-term debt.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)



Cash flows from operating activities decreased to $25.3 million in 1997 as compared to $179.8 million in 1996 and $6.8 million in 1995, primarily due to fluctuations in current assets and liabilities. Cash flows used by investing activities increased $27.9 million, or 183.5%, to $43.1 million in 1997 as compared to 1996, primarily due to the purchase of Intabex. Cash flows provided by financing activities increased $224.1 million in 1997 from 1996 with increased borrowings to primarily finance increased current assets, whereas in 1996 cash was used by financing activities as the Company applied $153 million primarily to reduce debt. Also, see the discussion of refinancing activities below.

At June 30, 1997, the Company had seasonally adjusted lines of credit of $1.8 billion, including $1.1 billion uncommitted, unsecured working capital lines with several banks and $230 million in secured credit lines of the former Intabex companies, but excluding the long-term credit agreements of Intabex. At June 30, 1997, the Company had borrowed $850 million under its $1.8 billion lines of credit with interest rates ranging from 1.7% to 13.7%. At June 30, 1997, the unused short-term lines of credit amounted to $790 million, net of $144 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding short-term borrowings during the year ended June 30, 1997, were $1.0 billion.

To ensure long-term liquidity, the Company entered into a $500 million revolving credit facility (the "New Credit Facility") effective June 27, 1997, with a syndicate of banks. The New Credit Facility replaced the Company's $240 million revolving credit facility (the "Former Credit Facility"). The Company used the Former Credit Facility to reclassify $240 million of short-term debt to long-term debt and did not borrow under it. The Company similarly uses the New Credit Facility to reclassify $500 million of its short-term debt. The interest rates available under the New Credit Facility depend on the type of advance selected and are based either on the agent bank's base lending rate (which was 8.5% at June 30, 1997, and is adjusted with changes in interest rates generally) or LIBOR plus 0.70% through September 30, 1997, and thereafter plus a spread of 0.40% to 1.00% based on the ratings assigned to the Company's outstanding senior debt. The New Credit Facility is subject to certain commitment fees and covenants that among other things require the Company to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The New Credit Facility terminates on June 27, 2000, but may be extended thereafter, year to year, upon approval of the Lenders. As of June 30, 1997, there were no borrowings outstanding under the New Credit Facility.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At June 30, 1997, the Company had no material capital expenditure commitments.
The Company believes that these sources of funds combined with the Senior Notes are sufficient to fund the Company's purchasing needs for 1998.

The Company's off balance sheet financing is not material. Certain operating leases were acquired with the acquisition of, or have been added by, several foreign tobacco processing facilities and the flower subsidiaries. However, most operating assets are of long-term and continuing benefit and the Company has generally purchased these assets.

Tax and Repatriation Matters
----------------------------
The Company and its subsidiaries are subject to income tax laws in each of the countries in which it does business through wholly-owned subsidiaries and through affiliates. The Company makes a comprehensive review of the income tax requirements of each of its operations, files appropriate returns and makes appropriate income tax planning analyses directed toward the minimization of its income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)



Tax and Repatriation Matters (continued)
----------------------------
corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

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

Accounting Matters
------------------
In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share" which simplifies the earnings per share (EPS) computation and replaces the presentation of primary EPS with a presentation of basic EPS. This statement also requires dual presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computation. This statement will be effective for the Company's March 31, 1998, interim statements and will require the restatement of all prior-period earnings per share data presented.
The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement will be effective for the Company's March 31, 1998, interim statements and will require the restatement of all prior-periods presented. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers.
This statement is effective for the Company's June 30, 1998, year end financial statements. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.

Factors that May Affect Future Results
--------------------------------------
The foregoing discussion contains certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1998 and beyond, to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

Further, it is not possible to predict with precision the timing of orders or sales, and the Company may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for its customers to accommodate their inventory management and other needs. Sales recognition by the Company and its subsidiaries is based on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, the Company's quarterly and annual financial results may vary significantly depending on its customers' needs and shipping instructions. In particular, because most deliveries of Brazilian tobacco are made at the end of the fourth fiscal quarter of each year or the beginning of the first quarter of the following year, significant amounts of sales and operating profits may shift from fiscal year to fiscal year. See Item 1, "Business -- Tobacco -- Seasonality" and "Business -- Flowers -- Seasonality."

Governmental Intervention and the Proposed Settlement of Tobacco
Litigation

In recent years, governmental entities in the U.S. at all levels have taken or have proposed actions that may have the effect of reducing consumption of cigarettes. These activities have included: (1) the U.S. Environmental Protection Agency's decision to classify tobacco environmental smoke as a "Group A" (known human) carcinogen; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to ban smoking in the work place; (3) proposals by the U.S. Food and Drug Administration to sharply restrict cigarette advertising and promotion and to regulate nicotine as a drug; (4) increases in tariffs on imported tobacco; (5) proposals to increase the U.S. excise tax and state taxes on cigarettes; (6) the policy of the U.S. government to link certain federal grants to the enforcement of state laws banning the sale of tobacco products to minors; and (7) recent filings of lawsuits against cigarette manufacturers by many U.S. states and others seeking reimbursement of Medicaid and other expenditures claimed to have been made by such states to treat diseases allegedly caused by cigarette smoking. In 1993, Congress enacted a law (the 75/25 Rule) requiring that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco. Although that law was repealed in 1995 and was replaced with import quotas designed to assist domestic tobacco growers, the law had the effect of drastically decreasing demand for foreign tobacco in the domestic production of cigarettes. It is not possible to predict the extent to which governmental activities might affect the Company's business.

On June 20, 1997, representatives of the leading U.S. manufacturers of consumer tobacco products, several state attorneys general and certain private plaintiffs jointly announced a proposed settlement of certain significant lawsuits pending against the manufacturers. The proposed settlement, which must be enacted into federal law to become effective, is expected to cost the nation's leading cigarette manufacturers, all of whom are customers of the Company, approximately $368 billion in cash outlays over the next 25 years. The cigarette manufacturers have reached separate settlements with Florida, Mississippi and Texas that would be pre-empted by a federal settlement. These individual state settlements require the payment of approximately $15 billion by the cigarette manufacturers. Cigarette manufacturers may attempt to recover a portion of these costs by demanding price and other concessions from suppliers such as the Company. Such concessions could materially and adversely affect the Company's margins and its results of operations.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)




The proposed federal settlement also would permit federal regulation of cigarette production and would severely curtail advertising of tobacco products, banning many of the marketing methods currently utilized by the cigarette industry. The separate Florida settlement would provide for similar marketing restrictions within that state. The settlements may therefore materially adversely impact sales of tobacco in the U.S. and, possibly, overseas. Certain customers have expressed their uncertainty regarding the impact of the proposed federal settlement and a substantial risk exists that past growth trends in tobacco sales may not continue and that existing sales may decline as a result of the proposed settlements. In addition, in response to the proposed settlement, groups representing tobacco farmers have proposed certain measures, including measures similar to the 75/25 Rule, that could adversely affect the Company's business. However, it is not possible to predict whether or in what form the proposed federal settlement or any additional measures will be approved by Congress and the President or the extent to which any settlement or such measures may affect the Company's business.

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

Smoking and Health Issues

Reports and speculation with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years and, together with restrictions on cigarette advertisements, requirements that warning statements be placed on cigarette packaging and in advertising, increased taxes on tobacco products and controls in certain foreign countries on production and prices, decreased social acceptance of smoking and increased pressure from anti-smoking groups have had an ongoing adverse effect on sales of tobacco products. In addition, litigation is pending against the leading U.S. manufacturers of consumer tobacco products seeking damages for health problems alleged to have resulted from the use of tobacco in various forms. Neither the Company nor, to the Company's knowledge, any other leaf merchant is a party to this litigation. It is not possible to predict the outcome of such litigation or what effect adverse developments in pending or future litigation against manufacturers might have on the business of the Company.

Reliance on Significant Customers

The Company's customers are manufacturers of cigarette and tobacco products located in approximately 60 countries around the world. Several of these customers individually account for a significant portion of the Company's sales in a normal year, and the loss of any one or more of such customers could have a material adverse effect on the Company's results of operations. Approximately 41% and 55% of the Company's consolidated tobacco sales for 1997 and 1996 were to two and three companies, respectively. See Note N to the Company's Consolidated Financial Statements for the year ended June 30, 1997, included herein.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
             CONDITION AND RESULTS OF OPERATIONS (continued)


Failure to Realize Acquisition Cost Savings and Potential Sales Losses

Although the Company anticipates that it will achieve significant cost savings related to the integration and rationalization of the operations of Intabex, these savings may not be achieved in the amount or as quickly as expected. Further, the Company expects that certain customers may reduce the combined volume of tobacco purchased through the Company from volumes previously purchased separately from Intabex and the Company for reasons unrelated to the Company's products or performance, such as a desire to manage dependence on any one supplier. In addition, the Company anticipates that certain of Intabex's former customers may not be retained and that sales may be reduced as a result. The Company is unable to predict whether or to what extent any such reductions may occur.

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

The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobaccos. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. See Note O to the Company's Consolidated Financial Statements for the year ended June 30, 1997, included herein.

The Company has expanded its international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco. In particular, the Company has a significant concentration of its purchasing, processing and exporting operations in southern Brazil. In recent years, Brazil's economic problems have received wide publicity, and that country has taken in the past, various actions relating to foreign currency exchange controls and adjustments for devaluation of the currency and inflation. While such controls generally influence the amount of cash dividends remitted from Brazil and such adjustments can affect the Company's purchase costs of tobacco and its processing costs, they have not and are not expected to adversely affect the Company's ability to export tobacco from Brazil.

Restrictions on Dividends

Under the terms of the Indenture, dated May 29, 1996, between the Company and Crestar Bank, as trustee (the "Indenture"), relating to the Company's 8 7/8% Senior Notes due 2006 (the "Notes"), the Company will not be permitted to make certain restricted payments, including cash dividends on Common Stock, under certain circumstances. The Company generally may make such restricted payments, provided that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities. At June 30, 1997, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $78.0 million.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENT OF CONSOLIDATED INCOME
DIMON Incorporated and Subsidiaries



                                                                Years Ended June 30
                                                     ______________________________________
(in thousands, except per share amounts)                 1997         1996          1995
===========================================================================================
Sales and other operating revenues . . . . . . . . . $2,513,227   $2,167,473    $1,941,188
Cost of goods and services sold. . . . . . . . . . .  2,195,333    1,904,992     1,759,364
                                                     ______________________________________
                                                        317,894      262,481       181,824

Selling, administrative and
  general expenses . . . . . . . . . . . . . . . . .    137,124     132,710       132,802
Restructuring and merger related costs . . . . . . .      3,864      15,360        25,955
                                                    _______________________________________
   Operating Income . . . . .  . . . . . . . . . . .    176,906     114,411        23,067


Interest Expense. . . . . . .  . . . . . . . . . . .     53,027      46,924        45,231
                                                    _______________________________________
Income (loss) before income taxes,
   minority interest, equity in net
   income (loss) of investee companies
   and extraordinary item. . . . . . . . . . . . . .    123,879      67,487       (22,164)
Income taxes . . . . . . . . . . . . . . . . . . . .     47,108      26,995         5,980
                                                    _______________________________________
Income (loss) before minority interest,
   equity in net income of investee companies
   and extraordinary item . . . . .. . . . . . . . .     76,771      40,492       (28,144)
Income applicable to minority interest. . .  . . . .        124         292           216

Equity in net income (loss) of investee
   companies (net of U.S. tax expense) . . . . . . .        526        (330)       (1,805)
                                                    _______________________________________

Income (loss) before extraordinary item. . . . . . .     77,173       39,870      (30,165)
Extraordinary item:
   Partial recovery of Iraqi receivable (net of
   income tax expense of $870).  . . . . . . . . . .          -        1,400            -
                                                    _______________________________________
NET INCOME (LOSS)                                    $   77,173   $   41,270   $  (30,165)
                                                    =======================================

Earnings Per Share, Primary
   Income (loss) before extraordinary item . . . . .      $1.79        $1.00        $(.79)
   Extraordinary item. . . . . . . . . . . . . . . .          -          .04            -
                                                     ______________________________________
   Net Income (Loss) . . . . . . . . . . . . . . . .      $1.79        $1.04        $(.79)
                                                     ======================================

Earnings Per Share, Assuming Full Dilution
   Income before extraordinary item. . . . . . . . .      $1.76        $ .98        $   *
   Extraordinary item. . . . . . . . . . . . . . . .          -          .03            -
                                                     ______________________________________
   Net Income. . . . . . . . . . . . . . . .              $1.76        $1.01        $   *
                                                     ======================================

See notes to consolidated financial statements.

* Computation of loss per share is anti-dilutive for the year 1995.


CONSOLIDATED BALANCE SHEET
DIMON Incorporated and Subsidiaries

                                                                    June 30
                                                          ___________________________
(in thousands)                                                1997            1996
=====================================================================================
ASSETS

Current assets
    Cash and cash equivalents . . . . . . . . . . . . . . $  107,131      $   53,820
    Notes receivable. . . . . . . . . . . . . . . . . . .      6,797           1,127
    Trade receivables, net of allowances
      (1997 - $5,902, 1996 - $6,558). . . . . . . . . . .    396,156         190,898
    Inventories:
      Tobacco . . . . . . . . . . . . . . . . . . . . . .    583,579         315,476
      Other . . . . . . . . . . . . . . . . . . . . . . .     25,282          18,025
    Advances on purchases of tobacco. . . . . . . . . . .    226,765          74,709
    Recoverable income taxes. . . . . . . . . . . . . . .      3,051           1,563
    Prepaid expenses and other assets . . . . . . . . . .     22,718          13,157
                                                          ___________________________
                      Total current assets. . . . . . . .  1,371,479         668,775
                                                          ___________________________

Investments and other assets
    Equity in net assets of investee companies . . . . . .     9,326           8,268
    Other investments. . . . . . . . . . . . . . . . . . .    12,293           2,987
    Notes receivable . . . . . . . . . . . . . . . . . . .    12,738           4,078
    Other. . . . . . . . . . . . . . . . . . . . . . . . .    15,803          19,151
                                                          ___________________________
                                                              50,160          34,484



Intangible assets
    Excess of cost over related net assets
          of businesses acquired . . . . . . . . . . . . .   180,435          23,121
    Production and supply contracts. . . . . . . . . . . .    26,681          33,325
    Pension asset. . . . . . . . . . . . . . . . . . . . .     3,348           4,130
                                                          ___________________________
                                                             210,464          60,576
                                                          ___________________________



Property, plant and equipment
    Land. . . . . . . . . . . . . . . . . . . . . . . . .     31,082          19,223
    Buildings . . . . . . . . . . . . . . . . . . . . . .    196,887         143,741
    Machinery and equipment . . . . . . . . . . . . . . .    231,705         160,237
    Allowances for depreciation . . . . . . . . . . . . .   (126,922)        (86,426)
                                                          ___________________________
                                                             332,752         236,775
                                                          ___________________________
Deferred taxes and other deferred charges . . . . . . . .     22,748          19,404
                                                          ___________________________

                                                          $1,987,603      $1,020,014
                                                          ===========================

CONSOLIDATED BALANCE SHEET
DIMON Incorporated and Subsidiaries

                                                                    June 30
                                                          ___________________________
(in thousands)                                                1997            1996
=====================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
    Notes payable to banks and others. .. . . . . . . . . $  350,263      $        -
    Accounts payable:
      Trade. . . . . . . . . . . . .. . . . . . . . . . .    108,283          65,970
      Officers and employees . . . .. . . . . . . . . . .     13,441          24,074
      Other. . . . . . . . . . . . .. . . . . . . . . . .     22,203          14,462
    Advances from customers. . . . . . .. . . . . . . . .     69,787          74,153
    Accrued expenses . . . . . . . . . .. . . . . . . . .     66,141          51,797
    Income taxes . . . . . . . . . . . .. . . . . . . . .     25,146           5,359
    Long-term debt current . . . . . . .. . . . . . . . .     16,222          10,618
                                                          ___________________________
                    Total current liabilities . . . . . .    671,486         246,433
                                                          ___________________________
Long-term debt
    Revolving Credit Notes and Other. . . . . . . . . . .    577,826         265,871
    Convertible Subordinated Debentures . . . . . . . . .    123,328               -
    Senior Notes . . . . . . . . .. . . . . . . . . . . .    125,000         125,000
                                                          ___________________________
                                                             826,154         390,871
                                                          ___________________________
Deferred credits
    Income taxes . . . . . . . . .. . . . . . . . . . . .     36,630          21,496
    Compensation and other benefits . . . . . . . . . . .     44,072          44,465
                                                          ___________________________
                                                              80,702          65,961
                                                          ___________________________

Minority interest in subsidiaries . . . . . . . . . . . .        998             901
                                                          ___________________________

Commitments and contingencies. . . . . . . . . . . . . .           -               -
                                                          ___________________________
Stockholders' equity

  Preferred Stock - no par value:. . . .   1997     1996
   Authorized shares . . . . . . . . . .  10,000   10,000
   Issued shares . . . . . . . . . . . .       -        -          -               -

  Common Stock - no par value: . . . . .   1997      1996
   Authorized shares . . . . . . . . . . 125,000   125,000
   Issued shares . . . . . . . . . . . .  44,312    42,366   178,939         136,959
  Retained earnings  . . .  . . . . . . . . . . . . . . .    229,521         177,419
  Equity-currency conversions . . . . . . . . . . . . . .        670           2,842
  Additional minimum pension liability  . . . . . . . . .       (867)         (1,372)
                                                          ___________________________
                                                             408,263         315,848
                                                          ___________________________
                                                          $1,987,603      $1,020,014
                                                          ===========================
See notes to consolidated financial statements

STATEMENT OF STOCKHOLDERS' EQUITY
DIMON Incorporated and Subsidiaries

                                                                    Additional
                                                           Equity-    Minimum      Unrealized       Total
(in thousands,                Common        Retained      Currency    Pension     Gain (Loss) On  Stockholders'
except per share amounts)      Stock        Earnings    Conversions  Liability    Investments       Equity
===============================================================================================================
Balance, June 30, 1994 . . . $ 79,861       $203,615       $6,471     $(1,374)      $ (259)       $288,314
Net loss for the year. . . .                 (30,165)                                              (30,165)
Cash dividends - $0.41
  per share  . . . . . . . .                 (15,570)                                              (15,570)
Conversion of foreign
  currency financial
  statements . . . . . . . .                               (4,906)                                  (4,906)
Reduction in minimum
  pension liability. . . . .                                               88                           88
Stock options exercised. . .       67                                                                   67
Unrealized gain on
  investments. . . . . . . .                                                           876             876
Conversion of 7 3/4%
  Convertible
  Debentures to
    Common Stock . . . . . .      102                                                                  102
                             _____________________________________________________________________________
Balance, June 30, 1995 . . . $ 80,030       $157,880       $1,565     $(1,286)      $  617        $238,806
Net income for the year. . .                  41,270                                                41,270
Cash dividends - $0.54
  per share. . . . . . . . .                 (21,731)                                              (21,731)
Conversion of foreign
  currency financial
  statements . . . . . . . .                                1,277                                    1,277
Addition to the minimum
  pension liability                                                       (86)                         (86)
Stock options exercised. . .    1,564                                                                1,564
Realized gain on
  investments  . . . . . . .                                                          (617)           (617)
Conversion of 7 3/4%
  Convertible
  Debentures to
    Common Stock . . . . . .   55,365                                                               55,365
                     ________________________________________________________________________________________
Balance, June 30, 1996 . . . $136,959       $177,419       $2,842     $(1,372)     $    -         $315,848
Net income for the year. . .                  77,173                                                77,173
Cash dividends - $0.585
  per share. . . . . . . . .                 (25,071)                                              (25,071)
Conversion of foreign
  currency financial
  statements . . . . . . . .                            (2,172)                                     (2,172)
Reduction in the minimum
  pension liability. . . . .                                              505                          505
Stock options exercised. . .    3,910                                                                3,910
Shares issued in purchase
  of Intabex . . . . . . . .   38,070                                                               38,070
                             _____________________________________________________________________________
Balance, June 30, 1997 . . . $178,939       $229,521     $ 670        $  (867)     $    -         $408,263
                             =============================================================================


See notes to consolidated financial statements


STATEMENT OF CONSOLIDATED CASH FLOWS
DIMON Incorporated and Subsidiaries

                                                                   Years Ended June 30
                                                          __________________________________
(in thousands)                                                1997      1996      1995
==========================================================================================
Operating activities
          Net Income (Loss). . . . . . . . . . . . . . . .$  77,173 $  41,270  $ (30,165)
          Adjustments to reconcile net income
            (loss) to net cash provided by
            operating activities:
            Depreciation and amortization. . . . . . . . .   37,191    33,780     31,852
            Deferred items . . . . . . . . . . . . . . . .    9,440     5,851       (620)
            Loss (gain) on foreign currency transactions .      526      (368)       570
            Gain on disposition of fixed assets. . . . . .   (3,697)   (2,415)    (1,819)
            Gain on sale of investee . . . . . . . . . . .        -    (3,751)         -
            Gain on sale of investment . . . . . . . . . .        -    (1,090)         -
            Undistributed (earnings) loss of investees . .     (526)      330      1,805
            Dividends received from investees. . . . . . .        -     1,465        478
            Income applicable to minority interest . . . .      124       292        216
            Bad debt expense . . . . . . . . . . . . . . .       89     1,043      3,820
            Decrease (increase) in accounts receivable . .  (92,943)  (12,644)    52,520
            Decrease in inventories and advances
              on purchases of tobacco. . . . . . . . . . .   49,673    64,438      2,156
            Decrease (increase) in recoverable taxes . . .   (1,497)      444      4,293
            Decrease (increase) in prepaid expenses. . . .   12,450    17,257     (3,581)
            Increase (decrease) in accounts payable
              and accrued expenses . . . . . . . . . . . .  (81,055)   14,811    (58,163)
            Increase (decrease) in advances
              from customers . . . . . . . . . . . . . . .   (5,724)   25,116     (3,028)
            Increase (decrease) in income taxes. . . . . .   23,381    (6,117)     6,075
            Other. . . . . . . . . . . . . . . . . . . . .      694        92        404
                                                          ________________________________
                Net cash provided by operating activities    25,299   179,804      6,813
                                                          ________________________________

Investing activities
          Purchase of property and equipment. . . . . . .   (60,860)  (41,266)   (27,036)
          Proceeds from sale of property and equipment. .     8,853     8,605      4,877
          Payments on notes receivable and receivables
            from investees. . . . . . . . . . . . . . . .     2,348     1,132     27,541
          Issuance of notes receivable. . . . . . . . . .   (12,869)   (1,572)    (6,329)
          Proceeds from or (advances) for other
            investments and other assets. . . . . . . . .    13,109    24,422      4,067
          Purchase of minority interest in subsidiaries .      (118)        -       (507)
          Acquisition of subsidiary, net of cash acquired     6,382    (6,543)   (13,693)
                                                          _______________________________
                Net cash used by investing activities . .   (43,155)  (15,222)   (11,080)
                                                          _______________________________

Financing activities
          Repayment of debt . . . . . . . . . . . . . . .  (738,003) (830,863)  (927,022)
          Proceeds from debt. . . . . . . . . . . . . . .   830,679   698,207    978,366
          Cash dividends paid to DIMON Incorporated
            stockholders. . . . . . . . . . . . . . . . .   (25,071)  (21,731)   (15,570)
          Cash dividends paid to minority stockholders. .      (379)     (169)      (237)
          Proceeds from sale of common stock. . . . . . .     3,910     1,552        169
                                                          _______________________________
                Net cash provided (used) by
                  financing activities . .  . . . . . . .    71,136  (153,004)    35,706
                                                          _______________________________

Effect of exchange rate changes on cash . . . . . . . . .        31       (84)    (1,584)
                                                          _______________________________

Increase (decrease) in cash and cash equivalents. . . . .    53,311    11,494     29,855
Cash and cash equivalents at beginning of year. . . . . .    53,820    42,326     12,471
                                                          _______________________________
                Cash and cash equivalents at end of year. $ 107,131 $  53,820  $  42,326
                                                          ===============================
Other information:
          Cash paid during the year:
           Interest . . . . . . . . . . . . . . . . . . . $  48,935 $  43,361  $  46,768
           Income taxes . . . . . . . . . . . . . . . . .    25,919    21,075     18,917
          Non-cash investing and financing activities:
           Conversion of debt to equity . . . . . . . . .         -    55,365        102
           Purchase of Intabex. . . . . . . . . . . . . .   161,398         -          -

See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note A - Significant Accounting Policies
----------------------------------------
The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. Certain foreign consolidated subsidiaries of the Company have fiscal year ends of March 31 and May 31 to facilitate reporting of consolidated accounts. The Company accounts for its investments in certain investee companies (ownership 20% - 50%) under the equity method of accounting. Investments in certain other foreign investees and subsidiaries which are combined with other investments are stated at cost or less than cost since the Company does not exercise significant influence over financial or operating policies and because of restrictions imposed on the transfer of earnings and other economic uncertainties.
      Sales recognition is based on the passage of ownership, usually with shipment of product.
      Cash equivalents are defined as temporary investments of cash with maturities of less than 90 days.
      Inventories are valued at the lower of cost or market. Inventory valuation provisions included in cost of goods and services sold totaled $9.2 million for 1995. Costs of tobacco inventories are generally determined by the average cost method while costs of other inventories are generally determined by the first-in, first-out method. Substantially all of the tobacco inventory represents finished goods. Interest and other carrying charges on the inventories are expensed in the period in which they are incurred.
      Equity in net assets of investee companies includes excess of equity over cost in the amount of $346 ($4,075 at June 30, 1996) and is being amortized on a straight-line basis over ten years.
      Excess of cost over related net assets of businesses acquired is being amortized on a straight-line basis over periods ranging from 10 to 40 years. The accumulated amortization at June 30, 1997, is $11,115 ($5,300 at June 30, 1996).
      The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at June 30, 1997.
      Supply contracts include the cost allocated to two ten-year tobacco supply agreements with R. J. Reynolds Tobacco Company (RJR) pursuant to which the Company will supply RJR and its affiliates with specified quantities of its required tobaccos. Each contract is being amortized over the quantities shipped or the contract period, whichever is sooner. The accumulated amortization at June 30, 1997, is $22,700 ($18,900 at June 30, 1996).
      Production contracts include the cost allocated to contracts associated with farmers for the future supply of their annual tobacco production. The production contracts are being amortized primarily on a straight-line basis over ten years. The accumulated amortization at June 30, 1997, is $16,155 ($13,311 at June 30, 1996).
      Property, plant and equipment is accounted for on the basis of cost. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 40 years and over five to ten years, respectively. The consolidated financial statements do not include fully depreciated assets.
      The Company provides deferred income taxes on temporary differences arising from tax loss carryforwards, employee benefit accruals, depreciation, deferred compensation and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested.
      Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the outstanding Convertible Subordinated Debentures outstanding during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options.
      The Company carried its equity security investments at fair value as Prepaid expenses and other assets with any change from the average cost basis being reflected in stockholders' equity net of the tax benefit. These securities were sold in 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)

Note A - Significant Accounting Policies (continued)
----------------------------------------
      In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS")
No. 128, "Earnings per Share" which simplifies the earnings per share
(EPS) computation and replaces the presentation of primary EPS with a
presentation of basic EPS.   This statement also requires dual
presentation of basic and diluted EPS on the face of the income statement for entities with a complex capital structure and requires a reconciliation of the numerator and denominator used for the basic and diluted EPS computation. This statement will be effective for the Company's March 31, 1998, interim statements and will require the restatement of all prior-period earnings per share data presented.
The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.
      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income" which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement will be effective for the Company's March 31, 1998, interim statements and
will require the restatement of all prior-periods presented.   The
Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.
      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" which requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement is effective for the Company's June 30, 1998, year end financial statements. The Company has studied the implications of the statement, and based on its initial evaluation, does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.
      Certain prior year amounts have been reclassified to conform to the current year presentation.

Note B - Merger and Acquisitions
--------------------------------
Merger
On October 23, 1994, Dibrell and Monk-Austin announced execution of a definitive Agreement and Plan of Reorganization pursuant to which the businesses of Dibrell and Monk-Austin would be combined. At special meetings on March 31, 1995, the shareholders of both Dibrell and Monk-Austin approved the Agreement and related combination. As a result, Dibrell and Monk-Austin were merged into DIMON Incorporated ("DIMON") and each share of Dibrell Common Stock outstanding at the merger date was converted to 1.5 shares, and each share of Monk-Austin Common
Stock outstanding at the merger date was converted into 1.0 share of DIMON Common Stock, resulting in 38.069 million total outstanding shares at April 1, 1995, the effective date of the merger. In connection with the merger, the Company incurred legal, accounting and financial consultants costs of $8.1 million in 1995.
     The merger qualifies as a tax free reorganization and was accounted for as a pooling of interests. Accordingly, the Company's financial statements have been restated to include the results of both Dibrell and Monk-Austin for all periods presented. Recorded assets and liabilities have been carried forward to the combined company at their historical book values.
     Combined and separate results of Dibrell and Monk-Austin during the periods preceding the merger were as follows:

                                             Dibrell  Monk-Austin   Adjustment    Combined
=================================================================================================
Nine months ended March 31, 1995 (unaudited)
     Sales and other operating revenues. . .$  819,459   $739,415    $   (140)    $1,558,734
     Net income (loss) . . . . . . . . . . .     6,090     (6,152)      9,829          9,767
=================================================================================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)

Note B - Merger and Acquisitions (continued)
---------------------------------
Acquisitions
      The combined financial results presented above include adjustments made to conform accounting policies of the two companies. The significant adjustments impacting net income for conformity relate to the accounting for income taxes, the treatment of grower advances in Brazil, foreign currency transaction gains and losses and certain other inventory costing policies. All other adjustments are reclassifications to conform financial statement presentation. Intercompany transactions between the two companies for the periods presented were not material.

      On April 1, 1995, the Company acquired the businesses of Austro-Hellenique De Tabac S.A. (Hellas) and Austro-Turk Tutun A.S. (Austro-Turk) for cash of $13,372 and assumption of liabilities of $3,821. Hellas and Austro-Turk have tobacco buying, processing and selling operations in Greece and Turkey, respectively. This acquisition has been accounted for as a purchase. The excess of cost over businesses acquired of $17,193 is being amortized over a ten-year period.
     The following pro forma information has been prepared assuming that this acquisition had taken place at the beginning of the period.
The pro forma information includes adjustments to give effect to amortization of goodwill and interest expense on acquisition debt, together with related income tax effects.

                                                     Year ended June 30, 1995
                                                           (unaudited)
=============================================================================
Sales and other operating revenues . . . . . . . . . . . . .   $1,965
Net loss . . . . . . . . . . . . . . . . . . . . . . . . . .      (37)
Loss per share, primary. . . . . . . . . . . . . . . . . . .     (.96)


      On April 1, 1997, DIMON Incorporated acquired all the outstanding capital stock and other rights of Intabex Holdings Worldwide S.A. (Intabex), a privately-owned Luxembourg holding company. Intabex maintains coordination and service offices in Wokingham, England. In addition, Intabex owns and operates leaf tobacco buying, processing, and exporting operations in principal tobacco markets around the world including the United States, Brazil, Argentina, Malawi, Italy and Thailand. An Intabex subsidiary, Compania de Filipinas (CdF), is one of the two major suppliers of premium cigar leaf and other dark air-cured tobaccos to the resurgent cigar industry in the United States and Europe. Separately, a Zimbabwe company that is a wholly-owned subsidiary of DIMON acquired certain tobacco assets from an Intabex affiliated company in Zimbabwe. Intabex is a major supplier of Zimbabwean and other African grown tobacco to the cigarette industry.
      The transaction was accounted for as a purchase, and accordingly, the consolidated financial statements of DIMON include the results of operations of Intabex from the date of acquisition. The $245.58 million aggregate purchase price for Intabex, the Zimbabwe assets and other rights acquired, consisted of 1.70 million shares of DIMON common stock, $123.3 million in 10-year, 6.25 percent subordinated debentures convertible into 4.287 million DIMON shares at $28.77 per share, and $84.21 million in cash. The final purchase price reflects a reduction of $18.6 million for certain adjustments that were comtemplated by the purchase agreement. The source of cash was working capital of DIMON.
      Intabex's former shareholders, Folium, Inc., Tabacalera, S.A. and Leaf Management Investments Ltd., have agreed to indemnify DIMON against certain liabilities in connection with the acquisition of Intabex, subject to a maximum of $90 million. DIMON may set off any such liabilities against $90 million of the debentures held by Folium and Tabacalera. The amount of debentures subject to set-off declines in stages, with $15 million subject to set-off after October 1, 1998, through July 31, 1999, and $10 million subject to set-off from August
1, 1999, through April 1, 2000, subject to extension with respect to outstanding claims. A DIMON subsidiary in Zimbabwe is entitled to similar indemnification and set-off rights in connection with the Zimbabwe tobacco assets purchased, subject to a maximum of $12 million. The purchase price has been preliminarily allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition. This preliminary allocation resulted in an excess of purchase price over net assets acquired of $159 million, which is being amortized on a straight-line basis over 40 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note B - Merger and Acquisitions (continued)
         -----------------------
     The following unaudited pro forma information presents a summary of consolidated results of operations of the Company and the acquired business as if the acquisition had occurred July 1, 1996 or 1995.

                                       Years Ended June 30
                                        1997           1996
                                     ---------     -----------
 Revenue. . . . . . . . . . . . . . .$3,160,215    $2,733,538
 Income before extraordinary
   items. . . . . . . . . . . . . . .    66,792        44,941
 Net Income . . . . . . . . . . . . .    66,792        46,341
 Earnings per share, primary. . . . .      1.49          1.12
 Earnings per share, fully diluted. .      1.46          1.09

     The unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional amortization expense as a result of goodwill and other intangible assets, and an increased interest expense on acquisition debt. They do not purport to be indicative of the results of operations which actually would have resulted had the combination been in effect on July 1, 1996 or 1995, or of future results of operations of the consolidated entities.
     In conjunction with this acquisition, the Company capitalized $9.2 million, net of $3.7 million of tax, to cover the anticipated costs of combining the acquired tobacco business with existing tobacco operations of DIMON. The capitalized amounts relate primarily to severance and closure of certain duplicative administrative, warehouse and plant facilities acquired from Intabex. Of the capitalized amounts, $7.0 million relates to severance and other costs associated with employee separations and $2.2 million relates to costs of planned facility closures. As these amounts are paid out in cash, the Company will reduce an accrual established for their expenditure.

Note C - Restructuring and Merger Related Costs
         --------------------------------------
In 1995, the Company commenced various activities to restructure its worldwide operations. The following tables set forth the Company's restructuring provisions provided and changes in the related reserves for 1995, 1996 and 1997. The reserve balances are included in accrued expenses and deferred compensation and other benefits.

                                                    Facilities
                                         Employee    Closure
                                        Separations   Costs    Other     Total
=================================================================================
Provision for restructuring - 1995. . . . $12,593   $ 2,848   $2,416    $17,857

Reduced by:
      Cash payments . . . . . . . . . . .     (76)     (223)    (205)      (504)
      Asset writedowns . . . . . .. . . .       -    (1,493)  (2,211)    (3,704)
                                          ______________________________________

Reserve balances at June 30, 1995 . . . . $12,517   $ 1,132   $    -    $13,649


Provision for restructuring - 1996. . . .  15,699    (1,244)     905     15,360

Increased (reduced) by:
      Cash (payments) receipts . .  . . .  (8,150)    4,719      (75)    (3,506)
      Asset writedowns and sales .  . . .       -    (4,212)    (330)    (4,542)
                                           ______________________________________

Reserve balances at June 30, 1996 . . . . $20,066   $   395   $  500    $20,961

Provision for restructuring - 1997. . . .   2,864        -     1,000      3,864
Increased (reduced) by:
      Cash (payments) receipts  . . . . .  (9,487)    (100)        -     (9,587)
      Asset writedowns and sales. . . . .    (694)    (270)     (500)    (1,464)

Reserve balances at June 30, 1997 . . . . $12,749  $    25    $1,000    $13,774
                                          ======================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note C - Restructuring and Merger Related Costs (continued)
         --------------------------------------
     The 1995 restructuring provision included approximately $2.6 million for the closing of certain unprofitable flower facilities and related severance costs. The remaining 1995 restructuring provision of $15.2 million addressed rationalization of the tobacco operations through elimination of duplicative facilities and reduction of personnel.
     The 1996 restructuring provision of $15.4 million was primarily for additional severance costs. During the year ended June 30, 1996, the Company severed a total of 367 employees most of which were involuntarily separated. The severed employees were primarily in the tobacco division and worked in various departments throughout the Company.
     During the year ended June 30, 1997, additional restructuring charges were accrued in the amount of $3.9 million, of which $2.9 million relates to additional severance costs and $1 million relates to a reduction of capitalized idle plant expense. Remaining cash outlays associated with employee separations are expected to total $7.9 million, of which $3.3 million will be expended in 1998. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years.

Note D - Investee Companies and Related Parties
         --------------------------------------
The combined summarized information for investee companies follows:

                                             1997         1996        1995
=============================================================================
Current assets . . . . . . . . . . . . . . $61,887      $13,069     $ 84,635
Non-current assets . . . . . . . . . . . .  13,684       29,087       57,344
Current liabilities. . . . . . . . . . . .  56,933       14,631       84,244
Non-current liabilities. . . . . . . . . .     866        2,446        3,130
Interest of other shareholders . . . . . .   8,100       12,733       31,982
Net sales. . . . . . . . . . . . . . . . .  44,294       42,388      120,183
Gross profit . . . . . . . . . . . . . . .   9,276        8,771        9,953
Net income (loss). . . . . . . . . . . . .   1,014          594       (1,395)
                                           __________________________________

      The above changes from 1996 relate primarily to the Company's purchase of Intabex Holdings Worldwide S.A. Also, as a result of the purchase, two investee companies are now being accounted for as
consolidated entities.   The above changes from 1995 relate primarily
to the Company selling its interest in a Brazilian investee, Rio Grande Tabacalera S.A.

     Balances with related parties, primarily unconsolidated, affiliated companies, are as follows:

                                           1997        1996         1995
============================================================================
Trade receivables . . . . . . . . . . . .$ 16,352    $23,904      $ 21,258
Advances on purchases of tobacco. . . . . 101,540     32,786         9,716
Notes receivable. . . . . . . . . . . . .   4,190          -         4,169
Trade payables and advances
  from customers. . . . . . . . . . . . .   7,405      6,844         1,556
Other income:  Interest . . . . . . . . .     917        581         1,376
Net sales . . . . . . . . . . . . . . . .  12,274      6,673        12,907
Purchases of tobacco. . . . . . . . . . .  80,389     61,549        73,474
                                         __________________________________


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)



Note E - Financial Instruments
         ----------------------
The estimated fair value of the Company's financial instruments at June 30, 1997 is provided in the following table:

                                                    Carrying        Fair
                                                      Amount       Value
___________________________________________________________________________
Senior Notes. . . . . . . . . . . . . . . . . . . . $125,000      $132,031
Convertible Subordinated Debentures . . . . . . . .  123,328       135,661
Other Long-Term Debt and Capitalized Leases . . . .   94,048        89,417

     Interest rate swap agreements modify the interest characteristics of a portion of the Company's debt. The differential to be paid or received is accrued as interest rates change and recognized as an adjustment to interest expense in the statement of consolidated income. The related accrued receivable or payable is included in other assets or liabilities. The fair values of the swap agreements are not recognized in the financial statements.
     The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of non-performance by these counterparties. If a counterparty fails to meet the terms of a swap agreement, the Company's exposure is limited to the net amount that would have been received, if any, over the agreement's remaining life. The Company does not anticipate non-performance by the other parties, given their high-credit ratings and no material loss would be expected from non-performance by any one of such counterparties.
     Interest rate swap agreements with an aggregate notional principal balance of $200,142 ($125,000 fixed to floating and $75,142 floating to fixed) and expiring at various dates through May 23, 2001, had a negative value of $3 at June 30, 1997.
     In the normal course of business, the Company is a party to financial instruments with off balance sheet risk such as letters of credit and guarantees. Management does not expect any material losses to result from these instruments.
     The fair value estimates presented herein are based on information available to management at June 30, 1997, and were determined using quoted market prices and the discounted value of future cash flows.


Note F - Short-Term Borrowing Arrangements
         ---------------------------------
The Company has lines of credit arrangements with several banks under which the Company may borrow up to a total of $1,783,889 ($897,523 at June 30, 1996), excluding all long-term credit agreements. These lines bear interest at rates ranging from 1.7% to 13.7% at June 30, 1997. Unused lines of credit at June 30, 1997, amounted to $789,913 ($521,145 at June 30, 1996), net of $143,713 of available letters of credit and guarantees that reduce lines of credit. There were no compensating balance agreements at June 30, 1997, or 1996.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)

Note G - Long-Term Debt
         ---------------

Such debt is comprised of:

                                                     1997                     1996
                                            _____________________     ____________________
                                            Maturing     Maturing     Maturing    Maturing
                                            within        after       within       after
                                            One Year     One Year     One Year    One Year
==========================================================================================
Senior Notes. . . . . . . . . . . . . . . . $     -      $125,000    $     -     $125,000
Convertible Subordinated Debentures. . . . .      -       123,328          -            -
Revolving Credit Notes . . . . . . . . . . .      -       500,000          -      231,676
Other Long-Term Debt . . . . . . . . . . . . 15,307        77,249      9,279       32,994
                                            _____________________________________________
                                            $15,307      $825,577    $ 9,279     $389,670
Capitalized Lease Obligations. . . . . . . .    915           577      1,339        1,201
                                            _____________________________________________
                                            $16,222      $826,154    $10,618     $390,871
                                            =============================================

 Payments of the debt are scheduled as follows:

                                   Convertible     Revolving      Other
                       Senior      Subordinated     Credit      Long-Term
                       Notes        Debentures       Notes        Debt        Total
=======================================================================================
1998 . . . . . . . . . $      -      $      -      $      -     $ 15,307    $ 15,307
1999 . . . . . . . . .        -             -             -       15,970      15,970
2000 . . . . . . . . .        -             -       500,000       11,481     511,481
2001 . . . . . . . . .        -             -             -        9,926       9,926
2002 . . . . . . . . .        -             -             -       32,192      32,192
2003 . . . . . . . . .        -             -             -        1,740       1,740
Later years. . . . . .  125,000       123,328             -        5,940     254,268
                       _______________________________________________________________
                       $125,000      $123,328      $500,000     $ 92,556    $840,884
                       ===============================================================

      On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "Notes") due 2006. The Notes are general unsecured obligations of the Company and will rank equally in right of payment with all other unsubordinated indebtedness (including the New Credit Facility, discussed below) of the Company. The Company used the net proceeds to repay certain existing short-term indebtedness and for other corporate purposes. On or after June 1, 2001, the Company may redeem the Notes in whole or in part, at established redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. There are no sinking fund requirements for the Notes.
The Notes are subject to certain covenants that among other things, require specific liquidity and long-term solvency ratios and, under certain circumstances, restrict payment of dividends by the Company. The Company generally may make such restricted payments, provided that
(1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities. At June 30, 1997, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $78.0 million.
     On April 1, 1997, in connection with the Intabex acquisition
(the "Debentures"), DIMON Incorporated issued $123.3 million of 6 1/4% Convertible Subordinated Debentures due on March 31, 2007. The Debentures are convertible into approximately 4.29 million shares of the Company's Common Stock at conversion price of $28.77 per share at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000. As discussed in Note B, Intabex's former shareholders have indemnified DIMON against certain liabilities in connection with the acquisition of Intabex. DIMON may set off any such indemnified liabilities against $90 million of the Debentures. The amount of Debentures subject to set-off declines in stages, as discussed in Note B.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note G - Long-Term Debt (continued)
         --------------
       To ensure long-term liquidity, DIMON entered into a $500 million New Credit Facility, effective June 27, 1997, with 20 banks which replaces DIMON's $240 million Former Credit Facility. The Company had no borrowings under these agreements at either June 30, 1997 or 1996. However, the Company has used these facilities to classify $500,000 ($231,676 at June 30, 1996) of working capital loans to Revolving Credit Notes. It is the Company's intent to finance at least $500,000 on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that among other things require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The New Credit Facility's initial term is to June 27, 2000, and pending approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.50% at June 30, 1997). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.
     Other long-term debt consists of obligations of DIMON Incorporated, Florimex and the tobacco operations in Africa, Germany and Spain, and is payable at interest rates varying from 4.85% to 11.7%.


Note H - Long-Term Leases
         ----------------
The Company, primarily through Florimex, has both capital and operating leases. The capital leases are for land, buildings, automobiles and trucks; the operating leases are for office equipment. The capitalized lease obligations are payable through 1999. Interest rates are imputed at 7.0% to 10.7%. Amortization is included in depreciation expense. Minimum future obligations and capitalized amounts are as follows:

                                                    Capital       Operating
                                                     Leases         Leases
===============================================================================
1998. . . . . . . . . . . . . . . . . . . . . . .$ 915              $ 4,777
1999. . . . . . . . . . . . . . . . . . . . . . .  491                3,575
2000. . . . . . . . . . . . . . . . . . . . . . .   79                2,314
2001. . . . . . . . . . . . . . . . . . . . . . .    7                1,621
2002. . . . . . . . . . . . . . . . . . . . . . .    -                1,262
Later years . . . . . . . . . . . . . . . . . . .    -                  738
                                                ___________________________
                                                $1,492              $14,287

Less amount representing interest and
 deposits . . . . . . . . . . . . . . . . . . .     71
                                                ______
Present value of net minimum lease payments . . $1,421
Less current portion of obligations
  under capital leases. . . . . . . . . . . . .    725
                                                ______
Long-term obligations under capital leases . . .$  696
                                                ======
Capitalized amounts:
        Machinery and equipment,
          primarily vehicles . . . . . . . . . .$2,949
        Accumulated amortization . . . . . . . .(1,728)
                                               _______
                                               $ 1,221
                                               =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note I - Preferred Stock
         ---------------
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued including dividend and voting rights. At June 30, 1997, no shares had been issued.

Note J - Stock Incentive Plan
         --------------------
At the 1995 Special Meeting of Stockholders, the DIMON Incorporated Omnibus Stock Incentive Plan (the Incentive Plan) and the DIMON Incorporated Non-Employee Directors Stock Option Plan (the Directors
Plan) were approved. Also, as a result of the merger, options granted under previous plans were assumed by DIMON.
     The Incentive Plan authorizes the issuance of up to 2 million shares of common stock (subject to increase annually by 3% of the number of shares of common stock issued during such year, other than pursuant to the Incentive Plan). The Incentive Plan authorizes the issuance of various stock incentives to key employees of the Company or any subsidiary, including nonqualified or incentive stock options, stock appreciation rights and shares of restricted stock.
     Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by a committee composed of independent directors (the Committee). Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants. SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant.
Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. As of June 30, 1997 no restricted stock has been awarded under the Incentive Plan. No awards may be granted under the Incentive Plan after February 8, 2005.
     The options and SARs become exercisable on various dates as originally determined for the grants assumed by DIMON. Under the Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable.
     A separate Directors' Plan authorizes automatic annual grants to purchase one thousand shares to each non-employee director. Any 1997 grants will be awarded at the meeting of the DIMON Board following the 1997 annual meeting of the shareholders of DIMON. The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors Plan is 50 thousand shares. Options granted under the Directors' Plan are immediately exercisable. Options to purchase thirteen thousand shares had been granted as of June 30, 1997.
     The Company has elected to treat the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $2,142 charge to income in 1997, a $473 charge to income in 1996, and an $680 charge to income in 1995 arising from adjustments in fair market values of the SARs.
     In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123 which established financial accounting and reporting standards for stock-based employees compensation plans.
SFAS No. 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25. The Company has elected to continue to account for stock-based compensation in accordance with APB No. 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share based on fair value would have been reduced to the unaudited pro forma amounts indicated in the table below (in thousands, except per share data):

                                               Year Ended June 30
                                             1997              1996
                                           ===========================
           Net income as reported. . . . . $77,173          $41,270
           Net income Pro Forma. . . . . .  76,185           40,859

           Earnings per share,
             primary as reported . . . . .    1.79             1.04
           Earnings per share,
             primary Pro Forma . . . . . .    1.77             1.03

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note J - Stock Incentive Plan (continued)
         --------------------

     Information with respect to options and SARs follows:


                                                                        Year Ended June 30
                                                                  _________________________
                                                                   1997     1996     1995
         ==================================================================================
         Options and SARs outstanding at beginning of year . . .   1,804   1,540    1,354
         Options and SARs granted. . . . . . . . . . . . . . . .     436     403      231
         Options and SARs exercised. . . . . . . . . . . . . . .    (263)   (130)      (5)
         Options and SARs cancelled. . . . . . . . . . . . . . .    (123)     (9)     (40)
                                                                  ________________________
         Options and SARs  outstanding at end of year. . . . . .   1,854   1,804    1,540
                                                                  ========================
         SARs included as outstanding at end of year . . . . . .     407     528      498
                                                                  ========================
         Options available for future grants at end of year. . .     269     337      500
                                                                  ========================
         Options and SARs exercisable at end of year . . . . . .     833   1,023      926
                                                                  ========================
         Option and SAR market prices per share:
          Date of grant                                           $18.13  $17.00   $11.50
                                                                   20.88   15.38    16.50
          Exercised (at lowest and highest market prices)          19.00-  11.33-   14.42-
                                                                   26.75   20.75    18.25
          Cancelled (at lowest and highest market prices)          19.25-  17.00    11.50-
                                                                   26.50            13.87

     Weighted average option exercise price information for the years 1997, 1996 and 1995 follows:

                                              1997      1996       1995
         ________________________________________________________________
         Outstanding at July 1. . . . . . . $16.46      $16.32    $17.16
         Granted during the year. . . . . . $18.17      $16.98    $11.50
         Exercised during the year. . . . . $23.97      $19.81    $17.76
         Outstanding at June 30 . . . . . . $16.87      $16.46    $16.32
         Exercisable at June 30 . . . . . . $17.53      $17.19    $16.73

     Option groups outstanding at June 30, 1997 and related weighted average price and life information follows:

           Grant            Options          Options     Exercise     Remaining
           Date            Outstanding     Exercisable     Price     Life (Years)
          _______________________________________________________________________
          8/21/91 . . . . .      237           237        $14.42         4
          8/27/92 . . . . .      236           236        $22.00         5
          8/26/93 . . . . .      220           197        $16.67         6
          8/25/94 . . . . .      210             -        $11.50         7
           4/1/95 . . . . .      150           150        $16.50         8
          8/24/95 . . . . .      366             -        $17.00         8
         11/17/95 . . . . .        6             6        $15.38         8
          8/22/96 . . . . .      422             -        $18.13         9
         11/15/96 . . . . .        7             7        $20.88         9
                              _______       _______
                               1,854           833
                              =======       =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note J - Stock Incentive Plan (continued)
         --------------------

     The weighted average fair value at date of grant for options granted during 1997 and 1996 was $7.30 and $5.80 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


Black-Scholes Assumptions                       1997       1996
         ________________________________________________________
         Expected Life in years . . . . . . .      10        10
         Interest Rate. . . . . . . . . . . .   6.90%     7.00%
         Volatility . . . . . . . . . . . . .     33%       96%
         Dividend Yield . . . . . . . . . . .    3.1%      3.2%


Note K - Retained Earnings
         -----------------
Consolidated retained earnings included $1,314 at June 30, 1997
($4,490 at June 30, 1996) for the Company's share of undistributed net income of investee companies accounted for on the equity method.


Note L - Income Taxes
         ------------
Consolidated retained earnings at June 30, 1997 and 1996 include undistributed earnings of $175,910 and $145,773 respectively, of certain foreign consolidated subsidiaries which are not subject to additional foreign income taxes nor considered to be subject to United States income taxes unless remitted as dividends. The Company intends to reinvest these undistributed earnings indefinitely; accordingly, no provision has been made for United States taxes on such earnings.
      At June 30, 1997, the Company has net operating tax loss carryforwards of approximately $99,420 for income tax purposes that expire in 1998 and thereafter. Those carryforwards relate primarily to state taxes for U.S. entities and to foreign taxes on Baardse and various Florimex entities.
     The components of income (loss) before income taxes, minority interest, equity in net income or less of investee companies and extraordinary items, consisted of the following:

                                  1997              1996           1995
=========================================================================
U.S. . . . . . . . . . . . . . .$  9,775         $ 6,301       $(28,293)
Foreign. . . . . . . . . . . . . 114,104          61,186          6,129
                                _________________________________________
                                $123,879         $67,487       $(22,164)
                                =========================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note L - Income Taxes (continued)
         ------------
     The details of the amount shown for income taxes in the Statement of Consolidated Income follow:

                                  1997              1996           1995
===========================================================================
Current
Federal. . . . . . . . . . . . . $ 4,434          $ 7,676        $  4,967
State. . . . . . . . . . . . . .      61              424              73
Foreign. . . . . . . . . . . . .  37,805           12,633           9,719
                                 __________________________________________
                                 $42,300          $20,733         $14,759
                                 __________________________________________
Deferred
Federal. . . . . . . . . . . . . $   465          $(3,181)        $(6,622)
State. . . . . . . . . . . . . .      85             (854)           (810)
Foreign. . . . . . . . . . . . .   4,258           10,297          (1,347)
                                 ___________________________________________
                                 $ 4,808         $  6,262         $(8,779)
                                 ___________________________________________
Total. . . . . . . . . . . . . . $47,108          $26,995         $ 5,980
                                 ===========================================

     The reasons for the difference between income tax expense based on income or (loss) before income taxes, minority interest, equity in net income or loss of investee companies and extraordinary item and the amount computed by applying the statutory Federal income tax rate to such income are as follows:

                                                          Pre-tax Income
                                             _______________________________
                                             1997         1996       1995
============================================================================
Computed "expected" tax expense (benefit). $43,358      $23,620    $(7,757)
State income taxes, net of Federal
      income tax benefit.. . . . . . . . . .     -         (280)      (530)
Effect of foreign income taxes . . . . . . . 5,618       (1,060)     6,962
U.S. taxes on foreign income,
      net of tax credits . . . . . . . . . .   934        1,270      1,440
Operating loss carryforwards, net. . . . . .(2,795)       2,262      1,942
Tax benefits derived from Foreign
      Sales Corporations . . . . . . . . . .(1,624)      (1,633)      (887)
Non-deductible merger expenses . . . . . . .     -            -      1,583
Permanently non-deductible expenses. . . . . 1,617        1,034      2,103
Other. . . . . . . . . . . . . . . . . . . .     -        1,782      1,124
                                           ________________________________
Actual tax expense.. . . . . . . . . . . . $47,108      $26,995    $ 5,980
                                           ================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note L - Income Taxes (continued)
         ------------
  The long-term deferred tax liabilities (assets) are comprised of the following:


                                                   1997           1996
========================================================================
Deferred tax liabilities:
      Fixed assets. . . . . . . . . . . . . . $   16,610        $11,797
      Foreign taxes . . . . . . . . . . . . .     10,581          8,672
      Other . . . . . . . . . . . . . . . . .      9,439          1,027
                                               __________________________
Gross deferred tax liabilities. . . . . . . . .   36,630         21,496
                                               __________________________
Deferred tax assets:
       Tax loss carryforwards . . . . . . . . .  (14,387)       (16,571)
       Postretirement and other benefits. . . .  (10,178)       (10,317)
       Currently non-deductible expenses. . . .   (2,780)        (4,384)
       Other. . . . . . . . . . . . . . . . . .   (4,977)          (892)
                                               __________________________
Gross deferred tax assets . . . . . . . . . . .  (32,322)       (32,164)
Valuation allowance . . . . . . . . . . . . . .   13,730         16,571
                                               __________________________
Net deferred tax assets . . . . . . . . . . . .  (18,592)       (15,593)
                                               __________________________
Net deferred tax liability. . . . . . . . . . .  $18,038        $ 5,903
                                               ==========================

     The net change in the valuation allowance for deferred tax assets was a decrease of $2,841 and relates primarily to the utilization of tax loss carryforwards for which no benefit had been recognized in prior years.


Note M - Employee Benefits
         -----------------
Retirement Benefits
In 1995, the Company assumed the defined Benefit Pension Plan (the Retirement Plan) and an Excess Benefit Plan of the former Dibrell. The Retirement Plan provides retirement benefits for substantially all of the former Dibrell's U.S. salaried personnel based on years of service rendered and compensation during the last five years of employment. The Company maintains an Excess Benefit Plan that provides individuals who participate in the Retirement Plan the difference between the benefits they could potentially accrue under the Retirement Plan and the benefits actually paid as limited by regulations imposed by the Internal Revenue Code. The Company funds these plans in amounts consistent with the funding requirements of Federal Law and Regulations.
     Certain non-U.S. plans are sponsored by certain Florimex subsidiaries located in Italy, Austria and Germany. These plans cover substantially all of their full-time employees. Additional non-U.S. plans sponsored by certain tobacco subsidiaries cover substantially all of their full-time employees located in Greece, Italy, The Netherlands, Turkey and Zimbabwe.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note M - Employee Benefits (continued)
         -----------------
  Net pension cost included the following components:


                                                         1997          1996             1995
==============================================================================================
Service cost - benefits earned during the year. . . . . $ 2,111      $ 1,402        $ 1,528
Interest cost on projected benefit obligation . . . . .   3,821        4,286          4,040
Return on assets - actual . . . . . . . . . . . . . . .  (3,413)      (6,174)        (4,596)
Amortization of transition asset at July, 1986. . . . .    (303)        (268)          (268)
Amortization of prior service costs . . . . . . . . . .     558          659            704
Amortization of unrecognized loss(gain) . . . . . . . .    (303)       3,004          1,778
                                                        ______________________________________
Net pension cost before effect of curtailment . . . . .   2,471        2,909          3,186
Effect of curtailment  . . . . . . . . . . .. . . . . .       -         (698)             -
                                                        ______________________________________
Net pension cost . .  . . . . . . . . . . . . . . . . . $ 2,471      $ 2,211        $ 3,186
                                                        ======================================

 The funded status of the plans at June 30 was as follows:


                                                           1997          1996
=================================================================================
 Actuarial present value of accumulated
   benefit obligation
   Vested . . . . . . . . . . . . . . . . . . . . . . .  $45,372       $46,893
   Nonvested. . . . . . . . . . . . . . . . . . . . . .      600           484
                                                         _______________________
                                                          45,972        47,377
Benefits attributable to projected
  salary increases  . . . . . . . . . . . . . . . . . .    4,009         9,560
                                                         _______________________
                                                          49,981        56,937
Plan assets at fair value . . . . . . . . . . . . . . .   44,457        41,045
                                                         _______________________
Projected benefit obligation in excess
  of plan assets. . . . . . . . . . . . . . . . . . . .    5,524        15,892
Unamortized transition asset  . . . . . . . . . . . . .    1,784         1,792
Unrecognized prior service costs. . . . . . . . . . . .   (5,352)       (6,817)
Unrecognized net gain (loss). . . . . . . . . . . . . .   10,426         4,108
Adjustment required to recognize minimum
  liability . . . . . . . . . . . . . . . . . . . . . .    4,215         5,502
                                                         _______________________
Net pension liability . . . . . . . . . . . . . . . . .  $16,597       $20,477
                                                         =======================

       For the U.S. plans, projected benefit obligations were determined using assumed discount rates of 8% for the Retirement Plan for all three years and 8% for the Excess Benefit Plan for all three years. Assumed compensation increases were 4% for 1997, 7% for 1996 and 6.5% for 1995 for the Retirement Plan and 4% for 1997 and 5% for 1996 and 1995 for the Excess Benefit Plan. The assumed long-term rate of return on plan assets for all three years was 9% for the Retirement Plan and 8% for all three years for the Excess Benefit Plan. Plan assets consist principally of common stock and fixed income securities. For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice. No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note M - Employee Benefits (continued)
         -----------------
     The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States. The Company's contributions to the plan were $546 in 1997, $481 in 1996, and $652 in 1995.
      The Company has a Profit-Sharing Plan for substantially all of the salaried employees meeting certain eligibility requirements who were employed by Monk-Austin. This Profit-Sharing Plan is in lieu of a defined benefit pension plan. Profit-Sharing Plan contributions are discretionary and totaled $1,043 in 1995. There were no contributions in 1997 and 1996.
      The Company adopted a Cash Balance Plan on July 1, 1996, that combines the Retirement Plan of the former Dibrell and the Profit-Sharing Plan of the former Monk-Austin. The adoption increased the present value of the accumulated benefit obligation by $2,353, decreased the benefits attributable to projected salary increases by $2,493 and decreased net pension cost by $403 for 1997.

Postretirement Health and Life Insurance Benefits
The Company provides certain health and life insurance benefits to retired employees (and their eligible dependents) who meet specified age and service requirements. Plan assets consist of paid-up life insurance policies on certain current retirees. The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.
     The benefit obligation was determined using an assumed discount rate of 8.0% for all three years and an assumed rate of increase in health care costs, also known as the health care cost trend rate, of 8% for 1997, 11.5% for 1996 and 13.0% for 1995. This trend rate is assumed to decrease gradually to 5.5% by 2002. The assumed long-term rate of return on plan assets was 5.5% for 1997 and 1996 and 5.4% for 1995. Based on current estimates, increasing the health care cost trend rate by one percentage point would increase the benefit obligation by approximately $458.
     The following table presents the plan's funded status at June 30 reconciled with amounts recognized in the Company's balance sheet:


                                                        1997        1996
============================================================================
Accumulated postretirement benefit obligation:
 Retirees . . . . . . . . . . . . . . . . . . . . . . $   8,339    $12,373
 Fully eligible active plan participants. . . . . . .       903      2,077
 Other active plan participants . . . . . . . . . . .     3,539      5,377
Plan assets at fair value . . . . . . . . . . . . . .       (65)       (62)
                                                      __________   _______
Accumulated postretirement benefit obligation
 in excess of plan assets . . . . . . . . . . . . . .    12,716     19,765
Unrecognized prior service cost . . . . . . . . . . .     3,020       (170)
Unrecognized net gain . . . . . . . . . . . . . . . .     3,973        456
                                                      __________   _______
Accrued postretirement benefit cost . . . . . . . . . $  19,709    $20,051
                                                      ==========   =======

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note M - Employee Benefits (continued)
         -----------------
       Net periodic postretirement benefit cost included the following components:


                                                 1997       1996       1995
=============================================================================
Service cost. . . . . . . . . . . . . . . . . . $  315    $   420   $   395
Interest cost . . . . . . . . . . . . . . . . .  1,093      1,502     1,348
Actual return on plan assets. . . . . . . . . .     (3)        16         7
Amortization of unrecognized amounts. . . . . .   (423)        -         -
                                                ______     ______   _______
Net periodic postretirement benefit cost. . . . $  982     $1,938   $ 1,750
                                                =======    =======  ==================

       The Company continues to evaluate ways to better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.
       Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements. For these foreign plans, the cash-basis cost of benefits charged to income was not material in 1997, 1996 and 1995.


Note N - Geographic Area Data, Export Sales and Other Information
         --------------------------------------------------------
The following description and tables present the Company's tobacco and flower operations in different geographic areas in conformity with the Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (SFAS 14).
Geographic area information for tobacco operations as to net sales and operating profit is based on the origin of the product sold, and identifiable assets are classified based on the origination of the product. Turkish tobacco is included in other origin. Geographic area information for flower operations as to net sales and operating profit is based on the point of sale, and identifiable assets are classified based on the point of sale. Corporate assets consist primarily of those related to cost investments. Export sales are defined as foreign sales of United States origin.

Tobacco
The Company is principally engaged in the tobacco business. Through its wholly-owned subsidiary, DIMON International, Inc. ("DIMON International"), DIMON International and its U.S. tobacco subsidiaries and affiliates buy leaf tobacco on the auction markets in Florida, Georgia, South Carolina, North Carolina, Virginia, Kentucky, Tennessee and Maryland for its customers. This tobacco is shipped to plants located in Virginia and North Carolina where it is processed, packed in hogsheads or cases and then stored until ordered shipped by its customers. DIMON International and its tobacco subsidiaries and affiliates also are engaged in buying, processing and exporting tobacco grown in Argentina, Brazil, China, Greece, Guatemala, India, Italy, Malawi, Mexico, Tanzania, Thailand, Turkey, Zimbabwe and other areas which is sold on the world markets. The Company's investee companies are located in Colombia, Greece, Malawi, Philippines and Spain.
     The disaggregation of entities necessary for geographic area data may require the use of estimation techniques for operating profit.
The identifiable assets presentation does not take into account the seasonal aspects of the tobacco business, particularly the seasonal peak in South America.

Flowers
The Company imports, exports and distributes cut flowers through the Florimex group, which operates through 67 offices on six continents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note N - Geographic Area Data, Export Sales and Other Information(continued)
         --------------------------------------------------------

                                                Sales and     Operating
                                                  Other         Profit
                                                Operating    As Defined By   Identifiable
                                                 Revenues       SFAS 14         Assets
======================================================================================================================
1997
Tobacco
             United States. . . . . . . . . . .$  941,894    $ 31,009      $  195,368
             South America. . . . . . . . . . .   566,094      97,109         621,821
             Asia . . . . . . . . . . . . . . .   111,175      13,590         140,418
             Africa . . . . . . . . . . . . . .   309,831      17,183         433,315
             Other  . . . . . . . . . . . . . .   196,745      21,376         349,114
             Worldwide supply contract. . . . .         -           -           7,571
                                               _______________________________________
                                               $2,125,739    $180,267 (1)  $1,747,607
                                               _______________________________________

Flowers
             Europe . . . . . . . . . . . . . .$  321,846    $  9,489      $   46,421
             United States. . . . . . . . . . .    21,440          92          35,599
             Other. . . . . . . . . . . . . . .    44,202         702           6,232
                                               _______________________________________
                                               $  387,488    $ 10,283      $   88,252
                                               _______________________________________

                                               $2,513,227    $190,550      $1,835,859
                                               ===========
             Corporate. . . . . . . . . . . . .               (13,644)        142,418

             Equity in net assets of
               investee companies and
               related advances:  Tobacco . . .                     -           9,326
                                                                           ___________
                                                                           $1,987,603
                                                             __________    ===========
             Operating profit
               before interest expense. . . . .              $176,906
             Interest expense . . . . . . . . .               (53,027)
                                                             __________

             Income before income taxes, minority
               interest, equity in net assets of
               investee companies and
               extraordinary item. . . . . . .               $123,879
                                               =======================================

(1) Includes restructuring expenses for tobacco operations:  $1,940, United States;
    $1,040, South America; $884, Other.

                                  Europe    Far East    Other       Total
======================================================================================
Export sales of U.S. origin . . $142,979   $161,978   $22,049    $327,006
                                ======================================================

                                          Tobacco     Flowers      Total
======================================================================================
Depreciation and amortization .. . . . . .$30,477     $6,714      $37,191
                                          ============================================
Capital expenditures. . . . . .. . . . . .$54,792     $6,068      $60,860
                                          ============================================
Equity in net income of
  investee companies. . . . . .  . . . . . .$   526   $    -    $   526
                                          ============================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note N - Geographic Area Data, Export Sales and Other Information (continued)
         --------------------------------------------------------

                                                Sales and     Operating
                                                  Other         Profit
                                                Operating    As Defined By   Identifiable
                                                 Revenues       SFAS 14        Assets
======================================================================================
1996
Tobacco
             United States. . . . . . . . . . .$  854,853    $ 47,428      $  106,615
             South America. . . . . . . . . . .   524,886      57,038         442,471
             Asia . . . . . . . . . . . . . . .    43,023       1,372          34,567
             Africa . . . . . . . . . . . . . .   208,898       9,695         170,712
             Other  . . . . . . . . . . . . . .   138,506      10,756         114,213
             Worldwide supply contract. . . . .         -           -           9,171
                                               _______________________________________
                                               $1,770,166    $126,289      $  877,749
                                               _______________________________________


Flowers
             Europe . . . . . . . . . . . . . .$  334,104    $  5,532      $   85,418
             United States. . . . . . . . . . .    20,797         579           6,552
             Other. . . . . . . . . . . . . . .    42,406       2,365           7,035
                                               _______________________________________
                                               $  397,307    $  8,476      $   99,005
                                               _______________________________________

                                               $2,167,473    $134,765 (1)  $  976,754
                                               ===========
             Corporate. . . . . . . . . . . . .               (20,354)(1)      34,992
             Equity in net assets of
               investee companies and
               related advances:  Tobacco . . .                     -           8,268
                                                                           ___________
                                                                           $1,020,014
                                                             __________    ===========
             Operating profit
               before interest expense. . . . .              $114,411
             Interest expense . . . . . . . . .               (46,924)
                                                             __________

             Income before income taxes, minority
               interest, equity in net assets of
               investee companies and
               extraordinary item. . . . . . .               $ 67,487
                                               =======================================

(1) Includes restructuring expenses (recoveries) of Tobacco - $431, United States;
    $9,308, South America; $330, Africa; $1,369, Other; $(498), Flowers - United States;
    and $4,420, Corporate.

                                 Europe    Far East    Other       Total
======================================================================================
Export sales of U.S. origin . . $159,763   $193,613   $54,886    $408,262
                                ======================================================

                                           Tobacco     Flowers      Total
======================================================================================
Depreciation and amortization .. . . . . .$26,802     $6,978      $33,780
                                          ============================================
Capital expenditures. . . . . .. . . . . .$35,444     $5,822      $41,266
                                          ============================================
Equity in net loss of
  investee companies . . . . . .. . . . . $  (330)    $    -    $  (330)
                                          ============================================

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note N -  Geographic Area Data, Export Sales and Other Information (continued)
         --------------------------------------------------------

                                                Sales and      Operating
                                                  Other      Profit (Loss)
                                                Operating    As Defined By   Identifiable
                                                Revenues        SFAS 14        Assets
======================================================================================
1995
Tobacco
             United States. . . . . . . . . . .$  883,294    $ 19,137      $  119,889
             South America. . . . . . . . . . .   446,102      17,249         455,526
             Asia . . . . . . . . . . . . . . .    28,111      (3,222)         40,850
             Africa . . . . . . . . . . . . . .   162,562       2,926         150,736
             Other  . . . . . . . . . . . . . .    35,189       1,375          74,180
             Worldwide supply contract. . . . .         -           -          10,770
                                               _______________________________________
                                               $1,555,258    $ 37,465      $  851,951
                                               _______________________________________


Flowers
             Europe . . . . . . . . . . . . . .$  326,702    $  1,970      $   98,835
             United States. . . . . . . . . . .    24,439      (5,698)          6,722
             Other. . . . . . . . . . . . . . .    34,789         658           4,976
                                               _______________________________________
                                               $  385,930    $ (3,070)     $  110,533
                                               _______________________________________

                                               $1,941,188    $ 34,395(1)   $  962,484
                                               ===========
             Corporate. . . . . . . . . . . . .               (11,328)        108,502
             Equity in net assets of
               investee companies and
               related advances:  Tobacco . . .                     -          22,622
                                                                           ___________
                                                                           $1,093,608
                                                             __________    ===========
             Operating profit
               before interest expense. . . . .              $ 23,067
             Interest expense . . . . . . . . .               (45,231)
                                                             __________

             Income (loss) before income taxes, minority
               interest and equity in net assets of
               investee companies. . . . . . .               $(22,164)
                                                             =========================

(1) Includes restructuring expenses of Tobacco - $22,295, United States; $107, South America;
    $76, Africa; $855, Other; $741, Flowers - Europe; and $1,881, United States.

                                 Europe    Far East    Other       Total
======================================================================================
Export sales of U.S. origin . . $174,649   $260,310   $23,891    $458,850
                                ======================================================

                                          Tobacco     Flowers      Total
======================================================================================
Depreciation and amortization .. . . . . .$24,034     $7,818      $31,852
                                          ============================================
Capital expenditures. . . . . .. . . . . .$29,033     $6,859      $35,892
                                          ============================================
Equity in net income
  of investee companies. .  .  . . . . . .$ 1,805   $    -    $ 1,805
                                          ============================================


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note N -  Geographic Area Data, Export Sales and Other Information
         --------------------------------------------------------
          (continued)
         ------------
     Of the 1997, 1996 and 1995 tobacco sales and other operating revenues, approximately 41%, 55% and 52%, respectively, were to various tobacco customers which management has reason to believe are now owned by or under the common control of two companies (three companies in 1996 and 1995), each of which accounted for more than 10% of net sales. At June 30, 1997, there was approximately $63.1 million due from the two major tobacco customers and included in Trade receivables.
 The following table summarizes the net sales made to each customer for the periods indicated:

                                                    1997        1996        1995
==================================================================================
Customer A . . . . . . . . . . . . . . . . . . . .$467,333   $474,787    $317,110
Customer B . . . . . . . . . . . . . . . . . . . . 400,097    336,989     279,257
Customer C . . . . . . . . . . . . . . . . . . . .       -    170,167     214,622
                                                  ________________________________
Total. . . . . . . . . . . . . . . . . . . . . . .$867,430   $981,943    $810,989
                                                  ================================

     No customers in the flower operation accounted for more than 10% of flower sales.


Note O - Foreign Currency Translation
         ----------------------------
The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all asset and liability accounts are translated at the current exchange rate, and income statement items are translated at the average exchange rate for each quarter; resulting translation adjustments, net of deferred taxes, are made directly to a separate component of stockholders' equity. Transaction adjustments, however, are made in the Statement of Consolidated Income. These include realized exchange adjustments relating to assets and liabilities denominated in foreign currencies. Financial statements of entities located in highly inflationary economies are remeasured in U.S. dollars. The remeasurement of and subsequent transaction adjustments are also made in the Statement of Consolidated Income.
     For 1997, the transaction adjustments netted to a loss of $526. The transaction adjustments netted to a gain of $368 and a loss of $570 for 1996 and 1995, respectively, and were primarily related to the Company's Brazilian operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note P - Contingencies and Other Information
         -----------------------------------
On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through June 30, 1997, of $24,112, before related tax benefits for all assessed interest. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest through June 30, 1997, of $31,835, before related tax benefits for all assessed interest. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.
     The Company and certain subsidiaries have available letters of credit of $261,709 at June 30, 1997, of which $143,713 was outstanding. These letters of credit represent, generally, performance guarantees issued in connection with purchases and sales of domestic and foreign tobacco.
     The Company is guarantor as to certain lines and letters of credit of affiliated companies in an amount not to exceed approximately $18,476. There was approximately $6,199 outstanding under these guarantees at June 30, 1997.
     The Company's subsidiaries have guaranteed certain loans made by Brazilian banks to local farmers. There was approximately $39,567 outstanding under these guarantees at June 30, 1997.
     The Company enters into forward exchange contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. At June 30, 1997, the Company had $1.2 million ($1.4 million in 1996) of U.S. dollar/Deutschmark exchange contracts outstanding, all of which were in Deutschmarks. The forward exchange contracts generally have maturities that do not exceed 18 days at June 30, 1997.
     The Company's other off balance sheet risks are not material.
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates may change with future events.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note Q - Selected Quarterly Financial Data (Unaudited)
         ---------------------------------
Summarized quarterly financial information is as follows:

                                                                           Per Share of
                                            In Thousands                   Common Stock
                                 ______________________________________    _____________
                                 Sales and Other
                                   Operating       Gross         Net          Net
                                    Revenues (1)   Profit (1)   Income      Income*
======================================================================================
1997      Fiscal Year. . . . . . . .$2,513,227  $317,894     $  77,173     $  1.76
          Fourth Quarter. . . . . .    663,006   112,727        26,030        0.55
          Third Quarter . . . . . .    668,146    69,494        18,817        0.44
          Second Quarter. . . . . .    771,341    70,624        17,061        0.40
          First Quarter . . . . . .    410,734    65,049        15,265        0.36
                                    __________________________________________________
1996      Fiscal Year . . . . . . . $2,167,473  $262,481      $ 41,270     $  1.01
          Fourth Quarter. . . . . .    487,271    64,022 (2)     9,130 (2)     .21 (2)
          Third Quarter . . . . . .    577,092    61,195         6,274         .16
          Second Quarter. . . . . .    763,418    82,460        19,838         .48
          First Quarter . . . . . .    339,692    54,804         6,028 (3)     .16 (3)
                                    __________________________________________________

(1) In the fourth quarter of 1996 the Company has reclassified Other income into Sales and other operating revenues.  The Company has also reclassified Sundry deductions into Cost of goods sold.  Both Other income and Sundry deductions are not material and the reclassification does not affect Net income.

            Previously reported Net sales and Gross margin were as follows:

                                         Net Sales   Gross Profit
            =====================================================
            1996      Third Quarter . . $573,084      $   57,355
                      Second Quarter. .  755,228          74,319
                      First Quarter . .  335,349          50,859

(2) In the fourth quarter of 1996 the Company recorded a $15.4 million charge related to restructuring costs.

(3) In the first quarter of 1996, the Company recorded $1,400 (net of $870 tax), or
    $.03 per share, as an extraordinary item for the partial recovery of an Iraqi receivable.

* Net Income for 1997 does not add to total due to rounding.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R -  Supplemental Guarantor Information
          ----------------------------------
DIMON International, Inc. and Florimex Worldwide, Inc. (collectively, the "Guarantors"), wholly-owned subsidiaries of DIMON Incorporated, have fully and unconditionally guaranteed on a joint and several basis DIMON Incorporated's obligations to pay principal, premium and interest relative to the $125 million Senior Notes due 2006. Management has determined that separate, full financial statements of the Guarantors would not be material to investors and such financial statements are not provided. Supplemental combining financial information of the Guarantors is presented below:

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Statement of Income
Year Ended June 30, 1997
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
                                     ------------   ----------        ----------    ------------    ------------
Sales and other operating
  revenues . . . . . . . . . . . . . $15,684        $1,486,104        $1,543,659    $(532,220)a     $2,513,227
Cost of goods and services sold. . .      20         1,396,213         1,281,139     (482,039)a      2,195,333
                                     ________       ___________       ___________   ____________     ___________
                                      15,664            89,891           262,520      (50,181)         317,894

Selling, administrative and
  general expenses . . . . . . . .    13,644            63,427            88,879       (28,826)a,b     137,124
Restructuring and merger
  related cost . . . . . . . . . .         -               961             2,903             -           3,864
                                     ________       ___________       ___________   ____________     ___________
                                       2,020            25,503           170,738       (21,355)        176,906

Interest Expense . . . . . . . . .    21,932            17,945            34,934       (21,784)a        53,027
                                     ________       ___________       ___________   ____________     ___________

Income (loss) before income taxes,
  minority interest and equity in
  net income (loss) of investee
  companies, equity in net income
  (loss) of subsidiaries and
  extraordinary item . . . . . . .   (19,912)            7,558           135,804           429 a       123,879
Income taxes (benefits). . . . . .    (2,877)            2,869            47,116             -          47,108
                                     ________       ___________       ___________   ____________     ___________
Income (loss) before minority
  interest, equity in net income
  (loss) of investee companies,
  equity in net income (loss)
  of subsidiaries and
  extraordinary item . . . . . . .   (17,035)            4,689            88,688           429          76,771
Income applicable to minority
  interest . . . . . . . . . . . .         -                 -               124             -             124
Equity in net income (loss) of
  investee companies, net of
  income taxes . . . . . . . . . .         -               372               730          (576)a           526
Equity in net income of
  subsidiaries . . . . . . . . . .    94,208            89,147              (147)     (183,208)a             -
Extraordinary item . . . . . . . .         -                 -                 -             -               -
                                     ________       ___________       ___________   ____________     ___________
NET INCOME . . . . . . . . . . . .   $77,173        $   94,208        $   89,147     $(183,355)    $     77,173
                                     ========       ===========       ===========   ============     ===========

a. Inter-company eliminations.

b. Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Balance Sheet
June 30, 1997
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
                                     ------------   ----------        ----------    ------------    ------------
ASSETS
Current assets
  Cash and cash equivalents .        $     (198)    $17,455           $  103,615    $  (13,741)a     $  107,131
  Notes receivable. . . . . .                 -         416               52,130       (45,749)b          6,797
  Trade receivables, net of
     allowances . . . . . . .            17,559      92,954              465,752      (180,109)b        396,156
  Inventories:
     Tobacco. . . . . . . . .                 -      44,905              538,783          (109)b        583,579
     Other. . . . . . . . . .                70       1,137               24,075             -           25,282

  Advances on purchases
    of tobacco. . . . . . . .           243,640     180,948              174,156      (371,979)b        226,765
  Recoverable income taxes. .                 -           -                3,051             -            3,051
  Prepaid expenses. . . . . .             2,197       2,715               17,806             -           22,718
                                     __________    ___________       ___________   ____________     ___________
       Total current assets             263,268     340,530            1,379,368      (611,687)       1,371,479
                                     __________    ___________       ___________   ____________     ___________
Investments and other assets
  Equity in net assets of
     investee companies. . . . . .            -       2,832                6,494             -            9,326
  Consolidated subsidiaries. . . .      396,525     411,817              135,356      (943,698)b              -
  Other investments. . . . . . . .            1       2,617               14,682        (5,007)b         12,293
  Notes receivable . . . . . . . .            -         660               12,078             -           12,738
  Other. . . . . . . . . . . . . .       76,077       3,042               12,622       (75,938)b         15,803
                                     __________    ___________       ___________   ____________     ___________
                                        472,603     420,968              181,232    (1,024,643)          50,160
                                     __________    ___________       ___________   ____________     ___________

Intangible assets
  Excess of cost over related net
     assets of businesses acquired . .  152,870      10,346              17,219             -          180,435
  Production and supply contracts. . .        -      21,053               5,628             -           26,681
  Pension asset. . . . . . . . . . . .    3,348           -                   -             -            3,348
                                     __________    ___________       ___________   ____________     ___________
                                        156,218      31,399              22,847             -          210,464
                                     __________    ___________       ___________   ____________     ___________
Property, plant and equipment
  Land . .                                1,771       1,816              27,495             -           31,082
  Buildings. . . . . . . . . . . .        4,281      25,871             166,735             -          196,887
  Machinery and equipment. . . . .        4,959      60,109             166,637             -          231,705
  Allowances for depreciation. . .       (5,380)    (33,751)            (87,791)            -         (126,922)
                                     __________    ___________       ___________   ____________     ___________
                                          5,631      54,045             273,076             -          332,752
                                     __________    ___________       ___________   ____________     ___________

Deferred taxes and other
  deferred charges . . . . . . . .       22,295           -                 453             -           22,748
                                     __________    ___________       ___________   ____________     ___________
                                       $920,015    $846,942          $1,856,976   $(1,636,330)      $1,987,603
                                     ==========    ===========       ===========   ============     ===========

a. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b. Inter-company eliminations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Balance Sheet
June 30, 1997
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
                                     ------------   ----------        ----------    ------------    ------------
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
  Notes payable. . . . . . . . . .   $      -       $37,835           $ 409,530     $  (97,102)b     $  350,263
  Accounts payable:
     Trade . . . . . . . . . . . .        238       333,028             255,852       (480,835)b        108,283
     Officers and employees. . . .      4,760           989               7,692              -           13,441
     Other . . . . . . . . . . . .      2,963           133              18,568            539 b         22,203
  Advances from customers. . . . .    (18,063)       21,456             102,241        (35,847)b         69,787
  Accrued expenses . . . . . . . .      2,181         5,344              58,616              -           66,141
  Income taxes . . . . . . . . . .     (4,282)c       5,397              24,031              -           25,146
  Long-term debt current . . . . .      4,581             -              11,641              -           16,222
                                     __________    ___________       ___________   ____________     ___________
       Total current liabilities .     (7,622)      404,182             888,171       (613,245)         671,486
                                     __________    ___________       ___________   ____________     ___________

Long-term debt
  Revolving Credit Notes
    and Other. . . . . . . . . . .    233,772             -             344,054              -          577,826
  Convertible Subordinated
    Debentures. . . . . . . .  . .    123,328             -                   -              -          123,328
  Senior Notes. . . . . . . .  . .    125,000             -                   -              -          125,000
                                     __________    ___________       ___________   ____________     ___________
                                      482,100             -             344,054              -          826,154

Deferred credits
  Income taxes . . . . . . . . . .      6,624        (6,572)             36,578              -           36,630
  Compensation and other benefits. .   30,650         5,957               7,465              -           44,072
                                     __________    ___________       ___________   ____________     ___________
                                       37,274          (615)             44,043              -           80,702

Minority interest in subsidiaries. . .      -             -                 527            471 b            998
                                     __________    ___________       ___________   ____________     ___________

Stockholders' equity
  Common stock/Paid-in-capital . .    178,939        144,690            342,577       (487,267)b        178,939
  Retained earnings. . . . . . . .    229,521        298,190            235,545       (533,735)b        229,521
  Equity-currency conversions. . .        670            495              2,276         (2,771)b            670
  Additional minimum pension
    liability. . . . . . . . . . .       (867)             -                  -              -             (867)
  Treasury stock . . . . . . . . .          -              -               (217)           217 b              -
                                     __________    ___________       ___________   ____________     ___________
                                      408,263        443,375            580,181     (1,023,556)         408,263
                                     __________    ___________       ___________   ____________     ___________
                                     $920,015       $846,942         $1,856,976    $(1,636,330)      $1,987,603
                                     ==========    ===========       ===========   =============    ===========

b. Inter-company eliminations.

c. Current deferred tax on reserves for restructuring and unallocated estimated tax payments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Statement of Cash Flows
Year Ended June 30, 1997
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
                                     ------------   ----------        ----------    ------------    ------------
Operating activities
  Net Income (Loss). . . . . . . .   $ 77,173       $ 94,208           $89,147      $(183,355)a      $ 77,173
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Depreciation and amortization. .    3,414         11,834            21,943             -           37,191
    Deferred items . . . . . . . . .      854         (2,985)           11,571             -            9,440
    Loss (gain) on foreign currency
      transactions . . . . . . . .          -            147               379             -              526
    Gain on disposition of fixed
      assets . . . . . . . . . . .         11         (1,674)           (2,034)            -           (3,697)
    Undistributed (earnings) loss of
      investees/subsidiaries . . .    (94,208)       (89,519)             (583)      183,784 a           (526)
    Income applicable to minority
      interest . . . . . . . . . .          -              -               124             -              124
    Bad debt expense . . . . . . .          -              -                89             -               89
    Decrease (increase) in accounts
      receivable . . . . . . . . .      9,203         85,273          (205,920)       18,501 a        (92,943)
    Decrease (increase) in inventories
      and advances on purchases of
      tobacco. . . . . . . . . . .    (76,134)      (143,110)           68,508       200,409 a         49,673
    Decrease in recoverable taxes. .        -              -            (1,497)            -           (1,497)
    Decrease (increase) in
      prepaid expenses . . . . . .      1,645         (1,727)           12,532             -           12,450
    Increase (decrease) in accounts
      payable and accrued expenses .  (12,874)        41,217            67,523      (176,921)a        (81,055)
    Increase (decrease) in advances
      from customers . . . . . . .    (21,443)       (28,272)           27,853        16,138 a         (5,724)
    Increase (decrease) in income
      taxes. . . . . . . . . . . .      8,207          2,314            12,583           277 a         23,381
    Other . . . . . . . . . . .             -             36               658             -              694
                                     __________    ___________       ___________   ____________     ___________
      Net cash provided (used) by
        operating activities. .      (104,152)       (32,258)          102,876        58,833           25,299
                                     __________    ___________       ___________   ____________     ___________
Investing activities
  Purchase of property and equipment .   (158)       (12,271)          (48,431)            -          (60,860)
  Proceeds from sale of property
    and equipment. . . . . . . . .        208          1,877             6,768             -            8,853
  Payments on notes receivable and
    receivable from investees .             -              -             2,348             -            2,348
  Advances of notes receivable.             -            380           (25,033)       11,784 a        (12,869)
  Proceeds from or (advances) for
    other investments and
    other assets. . . . . . . .        (1,662)        15,539            (2,659)        1,891 a         13,109
  Purchase of minority interest in
    subsidiaries. . . . . . . .             -           (118)                -             -             (118)
  Acquisition of subsidiary, net
    of cash acquired. . . . . .       (59,208)             -            65,590             -            6,382
                                     __________    ___________       ___________   ____________     ___________
      Net cash provided (used) by
        investing activities. .       (60,820)         5,407            (1,417)       13,675          (43,155)
                                     __________    ___________       ___________   ____________     ___________


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Statement of Cash Flows
Year Ended June 30, 1997
(in thousands)


                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
                                     ------------   ----------        ----------    ------------    ------------
Financing activities
  Repayment of debt . . . . .        $(279,203)     $  (424)          $(458,376)    $       -       $(738,003)
  Proceeds from debt. . . . .          464,415       37,836             414,760       (86,332)a       830,679
  Cash dividends paid to DIMON
    Incorporated stockholders          (25,071)           -                   -             -         (25,071)
  Cash dividends paid to minority
    stockholders. . . . . . .                -            -                (379)            -            (379)
  Proceeds from sale of common stock.    3,910            -                   -             -           3,910
                                     __________    ___________       ___________   ____________     ___________
      Net cash provided (used) by
        financing activities. .        164,051       37,412             (43,995)      (86,332)         71,136
                                     __________    ___________       ___________   ____________     ___________
Effect of exchange rate
  changes on cash . . . . . .                -            -                  31             -              31
                                     __________    ___________       ___________   ____________     ___________
Increase (decrease) in cash and
  cash equivalents. . . . . .             (921)      10,561              57,495       (13,824)         53,311
Cash and cash equivalents at
  beginning of year . . . . .              723        6,894              46,120            83 a        53,820
                                     __________    ___________       ___________   ____________     ___________
      Cash and cash equivalents
        at end of year. . . .         $   (198)     $17,455            $103,615      $(13,741)       $107,131
                                     ==========    ===========       ===========   ============      ==========
a. Inter-company eliminations.





























ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Statement of Income
Year Ended June 30, 1996
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
                                     ------------   ----------        ----------    ------------    ------------
Sales and other operating revenues . $  26,003        $1,418,433   $1,236,781      $(513,744)a     $2,167,473
Cost of goods and services sold. . .    (5,067)        1,329,424    1,030,612       (449,977)a      1,904,992
                                     __________     _____________    ___________   ____________     ___________
                                        31,070            89,009      206,169        (63,767)         262,481

Selling, administrative and
  expenses general . . . . . . . .      13,059            69,794       78,962        (29,105)a,b      132,710
Restructuring and merger
  related cost . . . . . . . . . .       4,420             1,429        9,511              -           15,360
                                     __________     _____________     ____________   ____________     ___________
                                        13,591            17,786      117,696        (34,662)         114,411

Interest Expense . . . . . . . . .      24,764            28,916       27,906        (34,662)a         46,924
                                     ________       _____________     ___________   ____________     ___________

Income (loss) before income taxes,
  minority interest and equity in
  net income (loss) of investee
  companies, equity in net income
 (loss) of subsidiaries and
  extraordinary item . . . . . . .     (11,173)          (11,130)      89,790              -           67,487
Income taxes (benefits). . . . . .      (2,516)           (2,352)      31,863              -           26,995
                                     __________     _____________     ___________   ____________     ___________
Income (loss) before minority interest,
  equity in net income (loss) of
  investee companies, equity in net
  income (loss) of subsidiaries and
  extraordinary item . . . . . . .      (8,657)           (8,778)      57,927              -           40,492
Income applicable to minority
  interest . . . . . . . . . . . .           -                 -          292              -              292
Equity in net income (loss) of investee
  companies, net of income taxes . . .       -                98         (428)             -             (330)
Equity in net income of
  subsidiaries . . . . . . . .          49,927            57,207            -       (107,134)a              -
Extraordinary item                           -             1,400            -              -            1,400
                                     __________     _____________     ___________   ____________     ___________
NET INCOME . . . . . . . . . . . .     $41,270        $   49,927      $57,207      $(107,134)      $   41,270
                                     ==========     =============     ===========   ============    ============

a. Inter-company eliminations.

b. Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.










ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Balance Sheet
June 30, 1996
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
                                     ------------   ----------        ----------    ------------    ------------
ASSETS
Current assets
  Cash and cash equivalents .        $    723       $6,894            $ 46,120      $     83 a       $   53,820
  Notes receivable. . . . . .               -          475              19,347       (18,695)b            1,127
  Trade receivables, net of
     allowances . . . . . . .          26,762      178,390             162,624      (176,878)b          190,898
  Inventories:
     Tobacco. . . . . . . . .               -       54,729             260,747             -            315,476
     Other. . . . . . . . . .              49        1,174              16,802             -             18,025

  Advances on purchases
    of tobacco. . . . . . . .         168,616       28,113              49,659      (171,679)b           74,709
  Recoverable income taxes. .               -            -               1,563             -              1,563
  Prepaid expenses. . . . . .           4,190          979               7,988             -             13,157
                                     __________    ___________       ___________   ____________     ___________
       Total current assets           200,340      270,754            564,850       (367,169)           668,775
                                     __________    ___________       ___________   ____________     ___________
Investments and other assets
  Equity in net assets of
     investee companies. . . . . .          -        5,884              2,384              -              8,268
  Consolidated subsidiaries. . . .    288,533      336,667             21,230       (646,430)b                -
  Other investments. . . . . . . .     23,067        2,861              9,337        (32,278)b            2,987
  Notes receivable . . . . . . . .        139        3,965                (26)             -              4,078
  Other. . . . . . . . . . . . . .          -          981              18,170             -             19,151
                                     __________    ___________       ___________   ____________     ___________
                                      311,739      350,358              51,095      (678,708)            34,484
                                     __________    ___________       ___________   ____________     ___________

Intangible assets
  Excess of cost over related net
     assets of businesses acquired . .     375       8,281              14,465            -              23,121
  Production and supply contracts. . .       -      25,960               7,365            -              33,325
  Pension asset. . . . . . . . . . . .   3,042       1,088                   -            -               4,130
                                     __________    ___________       ___________   ____________     ___________
                                         3,417      35,329              21,830            -              60,576
                                     __________    ___________       ___________   ____________     ___________
Property, plant and equipment
  Land . .                               1,770       1,925              15,528            -              19,223
  Buildings. . . . . . . . . . . .       4,739      25,568             113,434            -             143,741
  Machinery and equipment. . . . .       5,271      48,858             106,108            -             160,237
  Allowances for depreciation. . .      (4,883)    (26,877)            (54,666)           -             (86,426)
                                     __________    ___________       ___________   ____________     ___________
                                         6,897      49,474             180,404            -             236,775
                                     __________    ___________       ___________   ____________     ___________

Deferred taxes and other
  deferred charges . . . . . . . .      19,259          -                  145            -              19,404
                                     __________    ___________       ___________   ____________     ___________
                                      $541,652    $705,915            $818,324  $(1,045,877)         $1,020,014
                                     ==========   ============       ===========   ============     ===========

a. To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b. Inter-company eliminations.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Balance Sheet
June 30, 1996
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors       Guarantors    Eliminations       Total
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Notes payable. . . . . . . . .     $    -         $      -          $       -     $       -      $       -
  Accounts payable:
     Trade . . . . . . . . . . . .    1,423          281,706             86,216      (303,375)b       65,970
     Officers and employees. . . .   14,427            2,263              7,384             -         24,074
     Other . . . . . . . . . . . .    4,749            1,554              8,159             -         14,462
  Advances from customers. . . . .    3,380           49,729             73,029       (51,985)b       74,153
  Accrued expenses . . . . . . . .    2,418           13,941             35,438             -         51,797
  Income taxes . . . . . . . . . .  (12,489)c          3,083             15,042          (277)b        5,359
  Long-term debt current . . .        4,286              350              5,982             -         10,618
                                   __________    ___________       ___________   ____________     ___________
       Total current liabilities . . 18,194          352,626            231,250      (355,637)       246,433
                                   __________    ___________       ___________   ____________     ___________

Long-term debt
  Revolving Credit Notes and Other . 48,856            1,068            226,717       (10,770)b      265,871
  Senior Notes . . . . . . . . . . .125,000                -                  -             -        125,000
                                   __________    ___________       ___________   ____________     ___________
                                    173,856            1,068            226,717       (10,770)       390,871
Deferred credits
  Income taxes . . . . . . . . . . .  6,198           (6,259)            21,557             -         21,496
  Compensation and other benefits. . 27,556            8,629              8,280             -         44,465
                                   __________    ___________       ___________   ____________     ___________
                                     33,754            2,370             29,837             -         65,961

Minority interest in subsidiaries. .      -                -                901             -            901
                                   __________    ___________       ___________   ____________     ___________

Stockholders' equity
  Common stock/Paid-in-capital . .  136,959          143,026           180,366       (323,392)b      136,959
  Retained earnings. . . . . . . .  177,419          203,982           146,398       (350,380)b      177,419
  Equity-currency conversions. . .    2,842            2,843             2,855         (5,698)b        2,842
  Additional minimum pension
    liability. . . . . . . . . . .   (1,372)               -                 -              -         (1,372)
  Unrealized gain on investments .        -                -                 -              -              -
                                   __________    ___________       ___________   ____________     ___________
                                    315,848          349,851           329,619       (679,470)       315,848
                                   __________    ___________       ___________   ____________     ___________
                                   $541,652         $705,915          $818,324    $(1,045,877)    $1,020,014
                                   ==========    ===========       ===========   ============     ==========

b. Inter-company eliminations.

c. Current deferred tax on reserves for restructuring and unallocated estimated tax payments.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Statement of Cash Flows
Year Ended June 30, 1996
(in thousands)


                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
Operating activities
  Net Income (Loss). . . . . . . .   $ 41,270       $49,927           $57,207       $(107,134)a      $41,270
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Depreciation and amortization. .    2,326        10,826            20,628               -         33,780
    Deferred items . . . . . . . .     (3,335)        2,437             6,749               -          5,851
    Loss (gain) on foreign currency
      transactions . . . . . . . .         46           (69)             (345)              -           (368)
    Gain on disposition of fixed
      assets . . . . . . . . . . .        (14)       (1,098)           (1,303)              -         (2,415)
    Gain on sale of investee . . .          -             -            (3,751)              -         (3,751)
    Gain on sale of investment . .          -             -            (1,090)              -         (1,090)
    Undistributed (earnings) loss of
      investees/subsidiaries . . .    (49,927)      (57,305)              428         107,134 a          330
    Dividends received from investee .      -         1,100               365               -          1,465
    Income applicable to minority
      interest . . . . . . . . . .          -             -               292               -            292
    Bad debt expense . . . . . . .          -           (10)            1,053               -          1,043
    Decrease (increase) in accounts
      receivable . . . . . . . . .    123,123       (12,826)          (43,527)        (79,414)a      (12,644)
    Decrease (increase) in inventories
      and advances on purchases of
      tobacco. . . . . . . . . . .      6,938        91,721            28,682         (62,903)a       64,438
    Decrease in recoverable taxes. . .      -             -               444               -            444
    Decrease (increase) in
      prepaid expenses . . . . . .      7,052          (313)           10,518               -         17,257
    Increase (decrease) in accounts
      payable and accrued expenses . .  5,212       133,597           (32,157)        (91,841)a       14,811
    Increase (decrease) in advances
      from customers . . . . . . .       (499)     (194,582)           13,721         206,476 a       25,116
    Increase (decrease) in income
      taxes. . . . . . . . . . . .     (2,239)       (4,306)              705            (277)a       (6,117)
    Other. . . . . . . . . . . . .         56           230              (194)              -             92
                                     __________    ___________       ___________   ____________     ___________
      Net cash provided (used) by
        operating activities. . .     130,009        19,329            58,425         (27,959)       179,804
                                     __________    ___________       ___________   ____________     ___________
Investing activities
  Purchase of property
    and equipment . . . . . . . .        (436)       (5,363)          (35,467)              -        (41,266)
  Proceeds from sale of property
    and equipment. . . . . . . . .         14         4,784             3,807               -          8,605
  Payments on notes receivable and
    receivable from investees . .      30,034           870               228         (30,000)a        1,132
  Advances of notes receivable. .         (83)         (350)          (19,834)         18,695 a       (1,572)
  Proceeds from or (advances) for
    other investments and
    other assets. . . . . . . . .       5,232        24,634             1,304          (6,748)a       24,422
  Acquisition of subsidiary, net of
    cash acquired . . . . . . . .           -        (6,543)                -               -         (6,543)
                                     __________    ___________       ___________   ____________     ___________
      Net cash provided (used) by
        investing activities. . .      34,761        18,032           (49,962)        (18,053)       (15,222)
                                     __________    ___________       ___________   ____________     ___________

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Statement of Cash Flows
Year Ended June 30, 1996
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
Financing activities
  Repayment of debt . . . . . .      (622,367)      (32,346)         (206,150)         30,000 a      (830,863)
  Proceeds from debt. . . . . .       477,171             -           231,806         (10,770)a       698,207
  Cash dividends paid to DIMON
    Incorporated stockholders .       (21,731)            -                 -               -         (21,731)
  Cash dividends paid to minority
    stockholders. . . . . . . .             -             -              (169)              -            (169)
  Proceeds from sale of
    common stock. . . . . . . .         1,552             -                 -               -           1,552
                                     __________    ___________       ___________   ____________     ___________
      Net cash provided (used) by
        financing activities. .      (165,375)      (32,346)           25,487          19,230        (153,004)
                                     __________    ___________       ___________   ____________     ___________
Effect of exchange rate
  changes on cash . . . . . . .             -             -               (84)              -             (84)
                                     __________    ___________       ___________   ____________     ___________
Increase (decrease) in cash and
  cash equivalents. . . . . . .          (605)        5,015            33,866         (26,782)         11,494
Cash and cash equivalents at
  beginning of year . . . . . .         1,328         1,879            12,254          26,865          42,326
                                     __________    ___________       ___________   ____________     ___________
      Cash and cash equivalents
        at end of year .. . . .      $    723      $  6,894         $  46,120       $      83       $  53,820
                                     =========     ===========      =============   ==========
a. Inter-company eliminations.



ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Statement of Income
Year Ended June 30, 1995
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
Sales and other operating revenues . $  10,541      $1,259,125       $849,723    $ (178,201)a    $1,941,188
Cost of goods and services sold. . . .   3,340 b     1,159,613        733,538      (137,127)a     1,759,364
                                     __________     _____________    ___________   ____________     ___________
                                         7,201          99,512        116,185      (41,074)         181,824

Selling, administrative and
  general expenses . . . . . . .        13,936          51,073         80,692      (12,899)a,c      132,802
Restructuring and merger related
  costs. . . . . . . . . . . . .        16,891           9,487           (423)           -           25,955
                                     __________     _____________    ___________   ____________     ___________
                                       (23,626)         38,952         35,916      (28,175)          23,067
                                     __________     _____________    ___________   ____________     ___________

Interest Expense . . . . . . . .        11,882          33,824         27,700      (28,175)a         45,231
                                     __________     _____________    ___________   ____________     ___________

Income (loss) before income taxes,
  minority interest, equity in
  net income (loss) of investee
  companies, and equity in net
  income (loss) of subsidiaries. . .   (35,508)          5,128         8,216             -          (22,164)
Income taxes (benefits). . . . . .      (8,567)          3,767        10,780             -            5,980
                                     __________     _____________    ___________   ____________     ___________
Income (loss) before minority
  interest, equity in net income
  (loss) of investee companies
  and equity in net income
  (loss) of subsidiaries . . . . .     (26,941)          1,361        (2,564)            -          (28,144)
Income applicable to minority
  interest . . . . . . . . . . . .           -               -           216             -              216
Equity in net income (loss) of
  investee companies, net of
  income taxes . . . . . . . . . .           -             348        (2,153)            -           (1,805)
Equity in net loss of
  subsidiaries . . . . . . . . . .      (3,224)         (4,933)            -         8,157 a              -
                                     __________     _____________    ___________   ____________     ___________
NET LOSS . . . . . . . . . . . . .    $(30,165)     $   (3,224)     $ (4,933)    $   8,157       $  (30,165)
                                     ==========    ==============   ============   ============     ===========

a. Inter-company eliminations.

b. Reserve for inter-company profit in ending inventories

c. Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Statement of Cash Flows
Year Ended June 30, 1995
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
Operating activities
  Net Income (Loss). . . . . . . .   $ (30,165)     $ (3,224)         $   (4,933)   $    8,157 a     $(30,165)
  Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities
    Depreciation and amortization. . .     607        10,372              20,873             -         31,852
    Deferred items . . . . . . . . . .   3,922        (3,130)             (1,412)            -           (620)
    Loss (gain) on foreign currency
      transactions . . . . . . . . . .    (55)            81                 544             -            570
    Gain on disposition of
      fixed assets . . . . . . . . . .      -           (280)             (1,539)            -         (1,819)
    Undistributed (earnings) loss of
      investees/subsidiaries . . .      3,224          4,585               2,153        (8,157)a        1,805
    Dividends received from investees. .    -            400                  78             -            478
    Income applicable to minority
      interest . . . . . . . . . .          -              -                 216             -            216
    Bad debt expense . . . . . . .          -            (30)              3,850             -          3,820
    Decrease (increase) in accounts
      receivable . . . . . . . . .   (102,713)       (33,329)             97,941        90,621 a       52,520
    Decrease (increase) in inventories
      and advances on purchases of
      tobacco. . . . . . . . . . .     97,253            823            (261,577)      165,657 a        2,156
    Decrease in recoverable taxes. . .  1,666              -               2,627             -          4,293
    Decrease (increase) in
      prepaid expenses . . . . . .     (8,718)         1,420               3,717             -         (3,581)
    Increase (decrease) in accounts
      payable and accrued expenses . .  5,224          7,736             (25,238)      (45,885)a      (58,163)
    Increase (decrease) in advances
      from customers . . . . . . . . .   (918)       (15,652)            201,799      (188,257)a       (3,028)
    Increase (decrease) in income
      taxes. . . . . . . . . . . . . . (2,817)         7,135               1,757             -          6,075
    Other . . . . . . . . . . .. . . .    269              -                 135             -            404
                                     __________    ___________       ___________   ____________     ___________
      Net cash provided (used) by
        operating activities. . . . . (33,221)       (23,093)             40,991        22,136          6,813
                                     __________    ___________       ___________   ____________     ___________
Investing activities
  Purchase of property and
    equipment . . . . . . . . . . . .    (117)       (10,966)            (15,953)            -        (27,036)
  Proceeds from sale of property
    and equipment. . . . . . . . .          -            838               4,039             -          4,877
  Payments on notes receivable and
    receivable from investees. . .         15          3,516              24,010             -         27,541
  Issuance of notes receivable . .    (30,000)        (2,829)             (3,500)       30,000 a       (6,329)
  Proceeds from or (advances) for
    other investments and
    other assets . . . . . . . . .      5,865         (9,075)              2,601         4,676 a        4,067
  Purchase of minority interest
    in subsidiaries. . . . . . . .          -              -                (507)            -           (507)
  Acquisition of subsidiary, net of
    cash acquired. . . . . . . . .          -        (13,693)                  -             -        (13,693)
                                     __________    ___________       ___________   ____________     ___________
      Net cash provided (used) by
        investing activities . . .    (24,237)       (32,209)             10,690        34,676        (11,080)
                                     __________    ___________       ___________   ____________     ___________

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

DIMON INCORPORATED AND SUBSIDIARIES
Supplemental Combining Statement of Cash Flows
Year Ended June 30, 1995
(in thousands)

                                        DIMON                            Non-
                                     Incorporated   Guarantors        Guarantors    Eliminations       Total
Financing activities
  Repayment of debt . . . . . .     (641,100)         (4,699)          (281,223)             -       (927,022)
  Proceeds from debt. . . . . .      708,995          60,000            239,371        (30,000)a      978,366
  Cash dividends paid to DIMON
    Incorporated stockholders .      (15,568)              -                 (2)             -        (15,570)
  Cash dividends paid to minority
    stockholders. . . . . . . .            -               -               (237)             -           (237)
  Proceeds from sale of common stock     169               -                  -              -            169
                                     __________    ___________       ___________   ____________     ___________
      Net cash provided (used) by
        financing activities. .       52,496          55,301            (42,091)       (30,000)        35,706
                                     __________    ___________       ___________   ____________     ___________
Effect of exchange rate
  changes on cash . . . . . . .            -               -             (1,584)             -         (1,584)
                                     __________    ___________       ___________   ____________     ___________
Increase (decrease) in cash and
  cash equivalents. . . . . . .       (4,962)             (1)             8,006         26,812         29,855
Cash and cash equivalents at
  beginning of year . . . . . .        6,290           1,880              4,248             53 a       12,471
                                     __________    ___________       ___________   ____________     ___________
      Cash and cash equivalents
        at end of year. . . . .     $  1,328        $  1,879          $  12,254      $  26,865       $ 42,326
                                     ==========    ===========       ===========   ============     ===========

a.    Inter-company eliminations.


ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

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

      DIMON Incorporated and DIMON International, Inc. are the primary holding companies. DIMON International, Inc. is the primary operating company in the U.S. and represents the lead company in the Tobacco division whose operations consist primarily of selecting, buying, processing, packing, shipping, storing and financing tobacco.

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DIMON Incorporated and Subsidiaries
(in thousands)


Note R - Supplemental Guarantor Information  (continued)
         ----------------------------------

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

                                                              June 30, 1997
                                                              Debit (Credit)
                                                     DIMON
                                                  Incorporated  Guarantors   Non-Guarantors
============================================================================================
Accounts Receivable. . . . . . . . . . .          $   14,493     $ 11,439      $ 170,529
Advances on Purchases. . . . . . . . . .             243,640      174,860         55,019

Accounts Payable . . . . . . . . . . . .                 (61)    (321,440)      (158,995)
Advances from Customers. . . . . . . . .              18,063          (32)       (60,944)



                                                              June 30, 1996
                                                              Debit (Credit)
                                                     DIMON
                                                  Incorporated  Guarantors   Non-Guarantors
============================================================================================
Accounts Receivable. . . . . . . . . . .          $26,761        $120,661      $54,267
Advances on Purchases. . . . . . . . . .          168,616          16,886       18,963

Accounts Payable . . . . . . . . . . . .              (70)       (272,781)     (40,033)
Advances from Customers. . . . . . . . .           (3,380)            (37)     (52,256)

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

                          PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
      ON FORM 8-K


(a)  (1) and (2)


LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

          Consolidated Balance Sheet--June 30, 1997 and 1996
          Statement of Consolidated Income--Years ended June 30, 1997,
            1996 and 1995
          Statement of Consolidated Cash Flows--Years ended June 30, 1997,
            1996 and 1995
          Statement of Stockholders' Equity--Years ended June 30, 1997,
            1996 and 1995
          Notes to Consolidated Financial Statements

          Financial Statement Schedules:
          Schedule II Valuation and Qualifying Accounts
          Report of Price Waterhouse LLP

(b)       Current Reports on Form 8-K

          Form 8-K, filed February 24, 1997.

          Form 8-K, filed April 16, 1997.

          Form 8-K/A, filed June 16, 1997, amending Current Report on Form 8-K, filed April 16, 1997.

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

              3.02    Amended and Restated By-Laws, as amended, of DIMON Incorporated
                      (incorporated by reference to Exhibit 3.2 to DIMON Incorporated's
                      Registration Statement on Form S-4 (file 33-89780))

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

              4.05    Indenture, dated May 29, 1996 among DIMON Incorporated as issuer,
                      DIMON International, Inc. and Florimex Worldwide, Inc. as guarantors and Crestar Bank, as trustee (incorporated by reference to Exhibit 4.05 to
                      DIMON Incorporated's Annual Report on Form 10-K for the year ended
                      June 30, 1996)

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

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

             (3)  Exhibits (continued)
              10.04   Form of Interpretive letter, dated January 11, 1995, under the Dibrell Brothers,
                      Incorporated 1994 Omnibus Stock Incentive Plan delivered by Dibrell Brothers,
                      Incorporated to Claude B. Owen, Jr., T. H. Faucett, T. W. Oakes, L. N. Dibrell,
                      III and H. P. Green (incorporated by reference to Exhibit 10.6 to Dibrell Brothers,
                      Incorporated's Quarterly Report on Form 10-Q for the quarter ended
                      December 31, 1994)

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

              10.10   Employment Agreement, dated as of December 21, 1994, effective as of
                      November 1, 1994, by and between Dibrell Brothers, Incorporated and
                      Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.1 to Dibrell
                      Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended
                      December 31, 1994)

              10.11   Employment Agreement, dated as of December 21, 1994, effective as of
                      November 1, 1994, by and between Dibrell Brothers, Incorporated and
                      L. N. Dibrell, III (incorporated by reference to Exhibit 10.1 to Dibrell
                      Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended
                      December 31, 1994)


ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

             (3)  Exhibits (continued)

             10.12     $500,000,000 Credit Agreement dated as of June 27, 1997 among the
                       Company, the lenders named therein, NationsBank, N.A. as administrative agent,
                       First Union National Bank, as documentation agent and Cooperatieve Centrale
                       Raiffeisen-Boerenleenbank B.A., "Rabobank Nederland," New York
                       Branch and Societe Generale as co-agents (the "Credit Agreement")
                       (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's
                       Registration Statement on Form S-3 (No. 333-33267))

             10.13     Consulting Agreement dated April 22, 1996 between DIMON Incorporated and John M. Hines (incorporated by reference to Exhibit 10.29 to DIMON
                       Incorporated's Registration Statement on Form S-1 (No. 333-1288))

             10.14     Guaranty Agreement, dated as of June 27, 1997 by DIMON
                       International, Inc. and Florimex Worldwide, Inc. of the obligations of the Company under the Credit Agreement
                       (incorporated by reference to Exhibit 10.3 to DIMON
                       Incorporated's Registration Statement on Form S-3
                       (No. 333-33267))

             10.15     Form of Note in connection with Credit Agreement (incorporated by reference to Exhibit 10.2 to DIMON Incorporated's Registration
                       Statement on Form S-3 (No. 333-33267))

             10.16     Purchase Agreement by and among DIMON Incorporated, Austria
                       Tabakwerke AG, Austria Tabak Einkaufs-Und Handelorganisation
                       GesmbH and Austro-Hellenique S.A. De Tabac Et De Batiment, dated
                       April 13, 1995 (incorporated by reference to Exhibit 10.1 to DIMON
                       Incorporated's Current Report on Form 8-K, dated June 7, 1995)

             10.17     Stock Purchase Agreement, dated as of February 14, 1997, among
                       DIMON Incorporated, Intabex Holdings Worldwide S.A., Folium Inc.,
                       Leaf Management Investments Ltd. and Tabacalera S.A. (incorporated by reference herein to Exhibit 10.1 to DIMON Incorporated's Current Report
                       on Form 8-K dated April 16, 1997)

             10.18     Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle
                       National Bank, relating to $140 Million of 6 1/4% Convertible
                       Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated's Current Report on
                       Form 8-K dated April 16, 1997)

             10.19     Non-Competition Agreements, dated as of April 1, 1997, by and between
                       Intabex S.A. (Zug) and Folium Inc. (incorporated by reference herein to
                       Exhibit 10.3 and 10.7 to DIMON Incorporated's Current Report on
                       Form 8-K dated April 16, 1997)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (continued)

             (3)  Exhibits (continued)

             10.20     Registration Rights Agreement, dated as of April 1, 1997, by and between
                       DIMON Incorporated, Tabacalera S.A., Folium Inc. and Leaf Management
                       Investments Ltd. (incorporated by reference herein to Exhibit 10.4 to
                       DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

             10.21     Consulting Agreement, dated April 1, 1997, by and between Intabex S.A.
                       (Zug) and Anthony C.B. Taberer (incorporated by reference herein to
                       Exhibit 10.5) to DIMON Incorporated's Current Report on Form 8-K dated
                       April 16, 1997)

             10.22     Asset Purchase Agreement, dated as of February 14, 1997, by and between
                       Dibrell Brothers Zimbabwe (Private) Limited and Tabex (Private) Limited
                       (incorporated by reference herein to Exhibit 10.6 to DIMON Incorporated's
                       Current Report on Form 8-K dated April 16, 1997)

             10.23     Employment Agreement dated January 3, 1997, with Brian J. Harker
                       (incorporated by reference to Exhibit 10 to DIMON Incorporated's
                       Quarterly Report on Form 10-Q dated February 14, 1997)

             10.24     DIMON Incorporated Cash Balance Plan effective July 1, 1996
                       (filed herewith)

             10.25     DIMON Incorporated Supplemental Retirement Plan effective
                       January 1, 1997 (filed herewith).

             11        Computation of Earnings per Common Share (filed herewith)

             21        List of Subsidiaries (filed herewith)

             23.1      Consent of Price Waterhouse LLP (filed herewith)

             23.2      Consent of Price Waterhouse LLP (filed herewith)

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










                                                SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                     DIMON INCORPORATED AND SUBSIDIARIES

                                                           PERIODS ENDED JUNE 30

 __________________________________________________________________________________________________________________________________
:            COL. A                :      COL. B       :              COL. C                  :     COL. D      :      COL. E      :
:                                  :                   :             ADDITIONS                :                 :                  :
:                                  :    Balance at     :       (1)       :         (2)        :                 :    Balance at    :
:         DESCRIPTION              :     Beginning     :   Charged to    :     Charged to     :    Deductions   :      End of      :
:                                  :     of Period     :      Costs      :   Other Accounts   :    -Describe    :      Period      :
:                                  :                   :       and       :     -Describe      :                 :                  :
:                                  :                   :    Expenses     :                    :                 :                  :
:__________________________________:___________________:_________________:____________________:_________________:__________________:


Year ended June 30, 1995
  Deducted from asset accounts:
    Allowance for doubtful accounts     $ 9,972,568         $3,820,054        $         -        $4,969,283 (A)      $ 8,823,339
    Other investments                       417,958                  -         (1,034,819)                -             (616,861)(B)
                                        ___________         __________        ____________       __________          ___________
      Total                             $10,390,526         $3,820,054        $(1,034,819)       $4,969,283          $ 8,206,478
                                        ===========         ==========        ===========        ===========         ===========

Year ended June 30, 1996
  Deducted from asset accounts:
    Allowance for doubtful accounts     $ 8,823,339         $1,042,911        $         -        $3,308,099 (A)      $ 6,558,151
    Other Investments                      (616,861)                 -            616,861                 -                    -
                                        ___________         __________        ___________        __________          ___________
      Total                             $ 8,206,478         $1,042,911        $   616,861        $3,308,099          $ 6,558,151
                                        ===========         ==========        ===========        ==========           ==========

Year ended June 30, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts     $ 6,558,151         $   88,892        $         -        $  744,744 (A)      $ 5,902,299
    Other investments                             -                  -                  -                 -                    -
                                        ___________         __________        ____________       __________          ___________
      Total                             $ 6,558,151         $   88,892        $         - (A)    $  744,744          $ 5,902,299
                                        ===========         ==========        ===========        ==========          ===========





     (A)  CURRENCY TRANSLATION AND DIRECT WRITE-OFF.

     (B)  NET UNREALIZED LOSS (GAIN) BEFORE TAX ON LONG-TERM MARKETABLE EQUITY SECURITIES RECORDED IN STOCKHOLDERS' EQUITY.














                 Report of Independent Accountants






To the Board of Directors and Shareholders of DIMON Incorporated


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DIMON Incorporated and its subsidiaries at June 30, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




/s/ Price Waterhouse LLP
Price Waterhouse LLP
Charlotte, North Carolina
September 15, 1997

                   Report of Independent Accountants
                    on Financial Statement Schedule






To the Board of Directors of DIMON Incorporated


Our audits of the consolidated financial statements referred to in our report dated September 15, 1997 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


/s/ Price Waterhouse LLP
Price Waterhouse LLP
Charlotte, North Carolina
September 15, 1997

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 1997.
DIMON INCORPORATED (Registrant)                              /s/  Claude B. Owen, Jr.
                                                         By ____________________________________
                                                         Claude B. Owen, Jr.
                                                         Chairman of the Board and
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on
September 22, 1997.
/s/  Claude B. Owen, Jr.                     /s/  Norman A. Scher
__________________________________           __________________________________
Claude B. Owen, Jr.                          Norman A. Scher
  Chairman of the Board and                   Director of DIMON Incorporated
  Chief Executive Officer of DIMON
  Incorporated
                                             /s/  Henry F. Frigon
/s/  Joseph L. Lanier, Jr.                   ____________________________________
__________________________________           Henry F. Frigon
Joseph L. Lanier, Jr.                          Director of DIMON Incorporated
  Director of DIMON Incorporated

                                             /s/  John M. Hines
/s/  Louis N. Dibrell, III                   ____________________________________
__________________________________           John M. Hines
Louis N. Dibrell, III                          Director of DIMON Incorporated
  Director of DIMON Incorporated

                                             /s/  R. Stuart Dickson
/s/  Albert C. Monk III                      ____________________________________
__________________________________           R. Stuart Dickson
Albert C. Monk III                             Director of DIMON Incorporated
 Director and President of DIMON
 Incorporated
                                             /s/  William R. Slee
/s/  Robert T. Monk, Jr.                     ___________________________________
__________________________________           William R. Slee
Robert T. Monk, Jr.                              Director of DIMON Incorporated
  Director of DIMON Incorporated
                                             /s/  Anthony C. B. Taberer
/s/  Thomas F. Keller                        ___________________________________
__________________________________           Anthony C. B. Taberer
Thomas F. Keller                                 Director of DIMON Incorporated
  Director of DIMON Incorporated
                                             /s/   Jerry L. Parker
                                             _________________________________
/s/  James E. Johnson, Jr.                   Jerry L. Parker
__________________________________             Vice President-Controller (Principal
James E. Johnson, Jr.                          Accounting Officer) of DIMON
  Director of DIMON Incorporated               Incorporated

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

    3.02 Amended and Restated By-Laws, as amended, of DIMON Incorporated (incorporated by reference to Exhibit 3.2 to DIMON Incorporated's
           Registration Statement on Form S-4 (file 33-89780))

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

    4.05   Indenture, dated May 29, 1996 among DIMON
           Incorporated as issuer, DIMON International, Inc. and
           Florimex Worldwide, Inc. as guarantors  and Crestar
           Bank, as trustee (incorporated by reference to Exhibit
           4.05 to  DIMON Incorporated's Annual Report on
           Form 10-K for the year ended June 30, 1996)

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

                                 EXHIBIT INDEX

   Exhibit                                                                      Page No.
    10.03    Dibrell Brothers, Incorporated 1994 Omnibus Stock
             Incentive Plan (incorporated by reference to Exhibit 10.6
             to Dibrell Brothers, Incorporated's  Annual Report on
             Form 10-K for the fiscal year ended June 30, 1994)

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

    10.10 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell
             Brothers, Incorporated and Claude B. Owen, Jr.
             (incorporated by reference to Exhibit 10.1 to Dibrell
             Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

                                 EXHIBIT INDEX

   Exhibit                                                                      Page No.
    10.11    Employment Agreement, dated as of December 21,
             1994, effective as of November 1, 1994, by and
             between Dibrell Brothers, Incorporated and
             L. N. Dibrell, III (incorporated by reference to
             Exhibit 10.1 to Dibrell Brothers, Incorporated's
             Quarterly Report on Form 10-Q for the quarter
             ended December 31, 1994)

    10.12    $500,000,000 Credit Agreement dated as of
             June 27, 1997 among the Company, the lenders named therein, NationsBank, N.A. as administrative agent, First
             Union National Bank, as documentation agent and Cooperatieve Centrale Raiffeisen-Boerenleenbank
             B.A., "Rabobank Nederland," New York Branch and
             Societe Generale as co-agents (the "Credit Agreement")
             (incorporated by reference to Exhibit 10.1 to DIMON
             Incorporated's Registration Statement on Form S-3
             (No. 333-33267))

    10.13    Consulting Agreement dated April 22, 1996 between
             DIMON Incorporated and John M. Hines (incorporated by reference to Exhibit 10.29 to DIMON Incorporated's
             Registration Statement on Form S-1 (No. 333-1288))

    10.14    Guaranty Agreement, dated as of June 27, 1997 by
             DIMON International, Inc. and  Florimex Worldwide, Inc.
             of the obligations of the Company under the Credit
             Agreement (incorporated by reference to Exhibit 10.3 to DIMON Incorporated's Registration Statement on
             Form S-3 (No. 333-33267))

    10.15    Form of Note in connection with Credit Agreement
             (incorporated by reference to Exhibit 10.2 to DIMON
             Incorporated's Registration Statement on Form S-3
             (No. 333-33267))

    10.16    Purchase Agreement by and among DIMON
             Incorporated, Austria Tabakwerke AG, Austria
             Tabak Einkaufs-Und Handelorganisation GesmbH and Austro-Hellenique S.A. De Tabac Et De
             Batiment, dated April 13, 1995 (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's
             Current Report on Form 8-K, dated June 7, 1995)



                                 EXHIBIT INDEX

   Exhibit                                                                    Page No.
    10.17    Stock Purchase Agreement, dated as of
             February 14, 1997, among DIMON Incorporated,
             Intabex Holdings Worldwide S.A., Folium Inc.,
             Leaf Management Investments Ltd. and
             Tabacalera S.A. (incorporated by reference herein
             to Exhibit 10.1 to DIMON Incorporated's
             Current Report on Form 8-K dated
             April 16, 1997)

    10.18    Indenture, dated as of April 1, 1997, by DIMON
             Incorporated to LaSalle National Bank, relating to
             $140 Million of 6 1/4% Convertible Subordinated
             Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON
             Incorporated's Current Report on Form 8-K dated
             April 16, 1997)

    10.19    Non-Competition Agreements, dated as of
             April 1, 1997, by and between Intabex S.A. (Zug) and Folium Inc. (incorporated by reference herein to Exhibit 10.3 and 10.7 to DIMON Incorporated's
             Current Report on Form 8-K dated April 16, 1997)

    10.20    Registration Rights Agreement, dated as of
             April 1, 1997, by and between DIMON Incorporated,
             Tabacalera S.A., Folium Inc. and Leaf Management
             Investments Ltd. (incorporated by reference herein to Exhibit 10.4 to DIMON Incorporated's Current
             Report on Form 8-K dated April 16, 1997)

    10.21 Consulting Agreement, dated April 1, 1997, by and between Intabex S.A. (Zug) and Anthony
             C.B. Taberer (incorporated by reference herein to Exhibit 10.5) to DIMON Incorporated's Current
             Report on Form 8-K dated April 16, 1997)

    10.22    Asset Purchase Agreement, dated as of
             February 14, 1997, by and between Dibrell Brothers
             Zimbabwe (Private) Limited and Tabex (Private)
             Limited (incorporated by reference herein to Exhibit 10.6 to DIMON Incorporated's Current
             Report on Form 8-K dated April 16, 1997)

    10.23 Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly
             Report on Form 10-Q dated February 14, 1997)

                                 EXHIBIT INDEX

   Exhibit                                                                   Page No.

    10.24    DIMON Incorporated Cash Balance Plan                           85 - 195
             effective July 1, 1996 (filed herewith)

    10.25    DIMON Incorporated Supplemental Retirement Plan               196 - 214
             effective January 1, 1997 (filed herewith).

    11       Computation of Earnings per Common Share                          215
             (filed herewith)

    21       List of Subsidiaries (filed herewith)                             216

    23.1     Consent of Price Waterhouse LLP                                   217
             (filed herewith)

    23.2     Consent of Price Waterhouse LLP                                   218
             (filed herewith)

    27       Financial Data Schedule (filed herewith)                          219



