Form 10-Q
period 1997-09-30
DIMON INC
filed 1997-11-14
CIK 939930

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

      For the quarterly period ended September 30, 1997

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

                   Yes [X]                   No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                  Outstanding at
   Class of Common Stock                        November 11, 1997
        NO par value                                44,457,651







                     DIMON INCORPORATED






                            INDEX




                                                      PAGE NO.
                                                      --------

Part I.   Financial Information:

Consolidated Balance Sheet - September 30, 1997
and June 30, 1997. . . . . . . . . . . . . . . . . . . . 3-4

Statement of Consolidated Income - Three Months
Ended September 30, 1997 and 1996. . . . . . . . . . . .   5

Statement of Consolidated Cash Flows - Three
Months Ended September 30, 1997 and 1996 . . . . . . . .   6

Notes to Consolidated Financial Statements . . . . . .  7-20

Management's Discussion and Analysis
of Financial Condition and Results of Operations . . . 21-23

Part II.  Other Information. . . . . . . . . . . . . . 23-24


PART I. FINANCIAL INFORMATION

                       DIMON Incorporated and Subsidiaries
                            CONSOLIDATED BALANCE SHEET

                                             September 30
                                                 1997        June 30
                                            (Unaudited)        1997
(in thousands)                               __________    __________
ASSETS
Current assets
    Cash and cash equivalents. . . . . . . .$   68,035    $   107,131
    Notes receivable . . . . . . . . . . . .     5,535          6,797
    Trade receivables, net of allowances . .   259,140        396,156
    Inventories:
       Tobacco . . . . . . . . . . . . . . .   876,713        583,579
       Other . . . . . . . . . . . . . . . .    16,442         25,282
    Advances on purchases of tobacco . . . .   198,038        226,765
    Recoverable income taxes . . . . . . . .     1,939          3,051
    Prepaid expenses and other assets. . . .    20,851         22,718
                                            -----------   ------------
                Total current assets . . . . 1,446,693      1,371,479
                                            -----------   ------------

Investments and other assets
    Equity in net assets of
      investee companies . . . . . . . . . .     6,778          9,326
    Other investments. . . . . . . . . . . .    10,548         12,293
    Notes receivable . . . . . . . . . . . .     9,593         12,738
    Other. . . . . . . . . . . . . . . . . .    21,229         15,803
                                            -----------   ------------
                                                48,148         50,160
                                            -----------   ------------

Intangible assets
    Excess of cost over
       related net assets of
       businesses acquired . . . . . . . . .   187,760        180,435
    Production and supply contracts. . . . .    25,479         26,681
    Pension asset. . . . . . . . . . . . . .     3,348          3,348
                                            -----------   ------------
                                               216,587        210,464
                                            -----------   ------------
Property, plant and equipment
    Land . . . . . . . . . . . . . . . . . .    30,901         31,082
    Buildings. . . . . . . . . . . . . . . .   197,345        196,887
    Machinery and equipment. . . . . . . . .   234,498        231,705
    Allowances for depreciation. . . . . . .  (132,492)      (126,922)
                                            -----------   ------------
                                               330,252        332,752
                                            -----------   ------------
Deferred taxes and other deferred charges. .    22,471         22,748
                                            -----------   ------------
                                            $2,064,151     $1,987,603
                                            ==========    ============
See notes to consolidated financial statements

                       DIMON Incorporated and Subsidiaries
                           CONSOLIDATED BALANCE SHEET


                                             September 30
                                                 1997        June 30
                                            (Unaudited)        1997
(in thousands)                               __________    __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable to banks . . . . . . . . .$   352,601   $    350,263
    Accounts payable:
       Trade . . . . . . . . . . . . . . . .     80,214        108,283
       Officers and employees. . . . . . . .     12,266         13,441
       Other . . . . . . . . . . . . . . . .     13,616         22,203
    Advances from customers. . . . . . . . .    193,362         69,787
    Accrued expenses . . . . . . . . . . . .     62,356         66,141
    Income taxes . . . . . . . . . . . . . .     24,748         25,146
    Long-term debt current . . . . . . . . .     12,942         16,222
                                            -----------   ------------
              Total current liabilities         752,105        671,486
                                            -----------   ------------

Long-term debt
    Revolving Credit Notes and Other . . . .    567,184        577,826
    Convertible Subordinated Debentures. . .    123,328        123,328
    Senior Notes . . . . . . . . . . . . . .    125,000        125,000
                                            -----------    ------------
                                                815,512        826,154
                                            -----------    ------------
Deferred credits:
    Income taxes . . . . . . . . . . . . . .     30,545         36,630
    Compensation and other benefits. . . . .     44,659         44,072
                                            -----------    ------------
                                                 75,204         80,702
                                            -----------    ------------
Minority interest in subsidiaries. . . . . .        849            998
                                            -----------    ------------
Commitments and contingencies. . . . . . . .          -              -
                                            -----------    ------------
Stockholders' equity
    Preferred Stock--no par value:
                         Sept.30   Jun. 30
     Authorized shares .  10,000    10,000
     Issued shares . . .       -        -. .          -              -
    Common Stock--no par value:
                         Sept.30   Jun. 30
     Authorized shares . 125,000   125,000 .
     Issued shares . . .  44,401    44,312 .    180,260        178,939
    Retained earnings. . . . . . . . . . . .    243,322        229,521
    Equity-currency conversions. . . . . . .     (2,234)           670
    Additional minimum pension liability . .       (867)          (867)
                                             -----------   ------------
                                                420,481        408,263
                                             -----------   ------------
                                             $2,064,151     $1,987,603
                                             ===========   ============


                       DIMON Incorporated and Subsidiaries
                         STATEMENT OF CONSOLIDATED INCOME
                  Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                           September 30    September 30
(in thousands, except per share amounts)       1997             1996
                                           ------------     ------------
Sales and other operating revenues . . . . .  $513,065       $410,734
Cost of goods and services sold. . . . . . .   422,929        345,685
                                               --------      ---------
                                                90,136         65,049

Selling, administrative and
  general expenses . . . . . . . . . . . . .    37,068         30,504
                                               --------      ---------

Operating Income . . . . . . . . . . . . . .    53,068         34,545
Interest expense . . . . . . . . . . . . . .    23,005          9,897
                                               --------      ---------
Income before income taxes, minority
    interest and equity in net income
    (loss) of investee companies . . . . . .    30,063         24,648
Income taxes . . . . . . . . . . . . . . . .     9,921          9,859
                                               --------      ---------
Income before minority interest and
    equity in net income (loss) of
    investee companies. .  . . . . . . . . .    20,142         14,789
Income (loss) applicable to
  minority interest. . . . . . . . . . . . .         1            (10)

Equity in net income of investee
    companies, net of income taxes . . . . .       310            466
                                               --------      ---------
NET INCOME . . . . . . . . . . . . . . . . .   $20,451       $ 15,265
                                               ========      =========


Earnings Per Share, primary
Net Income . . . . . . . . . . . . . . . . .      $.46           $.36
                                                  ====           ====
Earnings Per Share, assuming full dilution:
Net Income . . . . . . . . . . . . . . . . .      $.44           $.36
                                                  ====           ====
Average number of shares outstanding:
    Primary. . . . . . . . . . . . . . . . .    44,801         42,532
    Assuming full dilution . . . . . . . . .    49,117         42,540
Cash dividends per share . . . . . . . . . .      $.15          $.135
                                                  ====          =====



See notes to consolidated financial statements


                        DIMON Incorporated and Subsidiaries
                       STATEMENT OF CONSOLIDATED CASH FLOWS
                  Three Months Ended September 30, 1997 and 1996
                                   (Unaudited)


                                           September 30    September 30
(in thousands, except per share amounts)       1997             1996
                                           ------------     ------------
Operating activities
  Net Income . . . . . . . . . . . . . . . .  $ 20,451     $   15,265
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Depreciation and amortization . . . . .    11,780          8,183
     Deferred items. . . . . . . . . . . . .      (459)           222
     Gain on foreign currency transactions .      (569)          (119)
     Gain on disposition of fixed assets . .      (718)          (551)
     Undistributed earnings of investees . .      (310)          (466)
     Income (loss) applicable to
       minority interest . . . . . . . . . .         1            (10)
     Bad debt expense. . . . . . . . . . . .       270            284
     Decrease in accounts receivable . . . .   125,598         65,272
     Increase in inventories and advances
       on purchases of tobacco . . . . . . .  (231,727)      (356,871)
     Decrease in recoverable taxes . . . . .     1,036             41
     Decrease (increase) in prepaid
       expenses. . . . . . . . . . . . . . .     1,848         (2,635)
     Decrease in accounts payable and
       accrued expenses. . . . . . . . . . .   (53,193)        (2,856)
     Increase in advances from customers . .   116,250        104,009
     Increase in income taxes. . . . . . . .        46          3,666
     Other . . . . . . . . . . . . . . . . .        37             19
                                               --------      ---------
       Net cash used by operating
         activities. . . . . . . . . . . . .    (9,659)      (166,547)
                                               --------      ---------
Investing activities
  Purchase of property and equipment . . . .    (6,681)        (6,170)
  Proceeds from sale of property
    and equipment. . . . . . . . . . . . . .     1,981            804
  Payments on notes receivable and
     receivable from investees . . . . . . .     1,683            314
  Advances for other investments and
    other assets . . . . . . . . . . . . . .    (2,548)          (330)
  Purchase of the remaining interest
    in an investee . . . . . . . . . . . . .    (2,200)             -
                                               --------      ---------
       Net cash used by
         investing activities. . . . . . . .    (7,765)        (5,382)
                                               --------      ---------
Financing activities
  Repayment of debt. . . . . . . . . . . . .  (292,477)       (52,965)
  Proceeds from debt . . . . . . . . . . . .   276,359        261,746
  Proceeds from sale of common stock . . . .     1,321             33
  Cash dividends paid to
     DIMON Incorporated stockholders . . . .    (6,650)        (5,719)
                                               --------      ---------
       Net cash provided (used) by
         financing activities. . . . . . . .   (21,447)       203,095
                                               --------      ---------
Effect of exchange rate changes on cash. . .      (252)          (206)
                                               --------      ---------
Increase (decrease) in cash and
  cash equivalents . . . . . . . . . . . . .   (39,123)        30,960
Increase in cash from consolidation
  of investee. . . . . . . . . . . . . . . .        27              -
Cash and cash equivalents at
  beginning of year. . . . . . . . . . . . .   107,131         53,820
                                               --------      ---------
     Cash and cash equivalents at
       end of period . . . . . . . . . . . .  $ 68,035       $ 84,780
                                              =========      =========

See notes to consolidated financial statements
-6-

             DIMON INCORPORATED AND SUBSIDIARIES
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Primary earnings per share are computed by dividing earnings by the weighted average number of shares outstanding plus any common stock equivalents during each period. The fully diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options.


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


3. On April 1, 1995, Dibrell Brothers, Incorporated (Dibrell) and Monk-Austin, Inc. (Monk-Austin) merged into DIMON. In connection with the merger, the Company incurred legal, accounting and financial consultants costs of $8.1 million and commenced various activities to restructure its worldwide operations. In June, 1995, the Company provided a restructuring reserve of $17.9 million pre-tax related primarily to eliminating duplicative facilities of tobacco operations and a reduction in the number of employees. In 1996 a restructuring provision of $15.4 million was made primarily for additional severance costs. During the year ended June 30, 1996, the Company severed a total of 367 employees most of which were involuntarily separated. The severed employees were primarily in the tobacco division and worked in various departments throughout the Company. During the year ended June 30, 1997, additional restructuring charges were accrued in the amount of $3.9 million, of which $2.9 million relates to additional severance costs and $1 million relates to a reduction of capitalized idle plant expense. At June 30, 1997, the remaining cash outlays associated with employee separations are expected to total $7.9 million, of which $3.3 million will be expended in 1998. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years. No additional restructuring charges are anticipated.

   During the quarter ended September 30, 1997, the Company paid out $1.2 million, principally for employee separations.

4. On April 1, 1997, DIMON Incorporated acquired all the outstanding capital stock and other rights of Intabex Holdings Worldwide S.A. (Intabex), a privately-owned Luxembourg holding company. Separately, a Zimbabwe company that is a wholly-owned subsidiary of DIMON acquired certain tobacco assets from an Intabex affiliated company in Zimbabwe. The purchase price was preliminarily allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition. This preliminary allocation resulted in an excess of purchase price over net assets acquired of $159 million at June 30, 1997 which has been adjusted to $164 million as of September 30, 1997, based on current estimates. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years.

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




5. In connection with the Intabex acquisition, DIMON issued $123.3 million of 6 1/4% Convertible Subordinated Debentures due on
   March 31, 2007 (the "Debentures"). The Debentures are convertible into approximately 4.29 million shares of the Company's Common
   Stock at a conversion price of $28.77 per share at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000. As discussed in Note B of the June 30, 1997 Form 10-K, Intabex's former shareholders have agreed to indemnify DIMON against certain liabilities in connection with the acquisition of Intabex, subject to a maximum of $90 million. DIMON may set off any such indemnified liabilities against $90 million of the Debentures. The amount of Debentures subject to set-off declines in stages, also as discussed in Note B of the June 30, 1997 Form 10-K.

6. On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through June 30, 1997, of $24.1 million, before related tax benefits for all assessed interest. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest through June 30, 1997, of $31.8 million, before related tax benefits for all assessed interest. In September 1997, the Company prevailed on several significant issues relating to the assessments, and the Company does not expect the decisions to be reversed. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the remaining proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

7. The results of operations for the three months ended
   September 30, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


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

                       DIMON Incorporated and Subsidiaries
                       Supplemental Combining Balance Sheet
                                September 30, 1997
                                  (Unaudited)


(in thousands)                       DIMON
                                 Incorporated        Guarantors  Non-Guarantors    Eliminations       Total
                                 ------------        ----------  --------------    ------------       -----
ASSETS

Current assets
  Cash and cash equivalents. . . $    (177)          $     5,452 $    60,507       $   2,253 a    $   68,035
  Notes receivable . . . . . . .         -                   343      50,941         (45,749)b         5,535
  Trade receivables, net
    of allowances  . . . . . . .     2,364                84,080     213,731         (41,035)b       259,140
  Inventories:
    Tobacco. . . . . . . . . . .         -               297,522     580,043            (852)b       876,713
     Other . . . . . . . . . . .        76                   960      15,406               -          16,442
   Advances on purchases
     of tobacco. . . . . . . . .   297,891               216,979     435,175        (752,007)b       198,038
   Recoverable income taxes. . .         -                     -       1,916              23 b         1,939
   Prepaid expenses. . . . . . .     1,815                 4,507      14,529               -          20,851
                                ------------         ------------  ----------    ---------------  ------------
      Total current assets . . .   301,969               609,843   1,372,248        (837,367)      1,446,693
                                ------------         ------------  ----------    ---------------  ------------
Investments and other assets
   Equity in net assets of investee
     companies . . . . . . . . .         -                 2,858       3,920               -           6,778
  Consolidated subsidiaries. . .   415,750               440,287     153,761      (1,009,798)b             -
  Other investments. . . . . . .         1                 2,617       7,930               -          10,548
  Notes receivable . . . . . . .         -                   628       8,965               -           9,593
  Other. . . . . . . . . . . . .    76,077                 3,042      18,048         (75,938)b        21,229
                                ------------         ------------  ----------    ---------------  ------------
                                   491,828               449,432     192,624      (1,085,736)         48,148
                                ------------         ------------  ----------    ---------------  ------------

Intangible assets
  Excess of cost over related
    net assets of business
    acquired . . . . . . . . . .   157,031                 9,921      20,808               -         187,760
  Production and supply
    contracts. . . . . . . . . .         -                19,885       5,594               -          25,479
  Pension asset. . . . . . . . .     3,348                     -           -               -           3,348
                                ------------         ------------  ----------    ---------------  ------------
                                   160,379                29,806      26,402               -         216,587
                                ------------         ------------  ----------    ---------------  ------------

Property, plant and equipment
  Land . . . . . . . . . . . . .     1,771                 1,770      27,360               -          30,901
  Buildings. . . . . . . . . . .     4,309                25,541     167,495               -         197,345
  Machinery and equipment. . . .     5,133                61,508     167,857               -         234,498
  Allowances for depreciation. .    (5,681)              (34,537)    (92,274)              -        (132,492)
                                ------------         ------------  ----------    ---------------  ------------
                                     5,532                54,282     270,438               -         330,252
                                ------------         ------------  ----------    ---------------  ------------

Deferred taxes and
  other deferred charges . . . .    22,154                     -         317               -          22,471
                                ------------         ------------  ----------    ---------------  ------------
Total assets . . . . . . . . . .  $981,862            $1,143,363  $1,862,029     ($1,923,103)     $2,064,151
                                ============         ============ ===========    ===============  ============


a.  To correct for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b.  Inter-company eliminations.


                       DIMON Incorporated and Subsidiaries
                       Supplemental Combining Balance Sheet
                                September 30, 1997
                                   (Unaudited)

(in thousands)                       DIMON
                                 Incorporated        Guarantors    Non-Guarantors     Eliminations       Total
                                 ------------        ----------    --------------     ------------       -----
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Notes payable to banks. . . .$          -          $    55,335  $    362,143      $   (64,877)b  $   352,601
   Accounts payable:
     Trade   . . . . . . . . . .         363              461,312       398,285         (779,746)b       80,214
     Officers and employees. . .       5,658                  197         6,411                -         12,266
     Other . . . . . . . . . . .       2,849                  802         9,862              103 b       13,616
   Advances from customers . . .     (18,000)             143,758        58,654            8,950 b      193,362
   Accrued expenses. . . . . . .       5,310                7,355        50,161             (470)b       62,356
   Income taxes. . . . . . . . .      (6,408)c              4,842        26,314                -         24,748
   Long-term debt current. . . .       4,571                    -         9,825           (1,454)b       12,942
                                  ------------         ------------   ----------     ---------------  ----------
 Total current liabilities . . .      (5,657)             673,601       921,655         (837,494)       752,105
                                  ------------         ------------   ----------     ---------------  ----------

Long-term debt
  Revolving Credit Notes and
    Other. . . . . . . . . . . .     282,710                    -       284,474                -        567,184
  Convertible Subordinated
    Debentures . . . . . . . . .     123,328                    -             -                -      . 123,328
  Senior Notes . . . . . . . . .     125,000                    -             -                -        125,000
                                  ------------         ------------   ----------     ---------------  ----------
                                     531,038                    -       284,474                -        815,512
                                  ------------         ------------   ----------     ---------------  ----------
Deferred Credits
  Income taxes . . . . . . . . .       6,029               (6,572)       31,088                -         30,545
  Compensation and other
    benefits . . . . . . . . . .      29,971                5,681         9,007                -         44,659
                                  ------------         ------------   ----------     ---------------  ----------
                                      36,000                 (891)       40,095                -         75,204

Minority interest in
  subsidiaries . . . . . . . . .           -                    -           378              471 b          849
                                  ------------         ------------   ----------     ---------------  ----------

Stockholders' equity
   Common stock/Paid
     in capital. . . . . . . . .     180,260              144,690      353,063          (497,753)b      180,260
   Retained earnings . . . . . .     243,322              325,468      264,016          (589,484)b      243,322
   Equity-currency
     conversions . . . . . . . .      (2,234)                 495       (1,435)              940 b       (2,234)
   Unrealized gain on investments. . .     -                    -            -                 -              -
   Additional minimum
     pension liability . . . . .        (867)                   -            -                 -           (867)
   Treasury stock at cost. . . .           -                    -         (217)              217 b            -
                                  ------------         ------------   ----------     ---------------  ----------
                                     420,481              470,653      615,427        (1,086,080)b      420,481
                                  ------------         ------------   ----------     ---------------  ----------
   Total liabilities and equity. .  $981,862           $1,143,363   $1,862,029       ($1,923,103)    $2,064,151
                                  ============         ============ ===========      =============== ===========


b.  Inter-company eliminations.

c.  Current deferred tax on reserves for restructuring and unallocated estimated tax payments.


                       DIMON Incorporated and Subsidiaries
                    Supplemental Combining Statement of Income
                      Three Months Ended September 30, 1997
                                   (Unaudited)



(in thousands)                       DIMON
                                 Incorporated        Guarantors  Non-Guarantors    Eliminations       Total
                                 ------------        ----------  --------------    ------------       -----
Sales and other operating
  revenues . . . . . . . . . . . $  3,240            $223,531    $466,803          ($180,509)a     $513,065
Cost of goods and
  services sold. . . . . . . . .        -             209,931     380,521           (167,523)a      422,929
                                  ---------          ---------   ---------         -------------   ---------
                                    3,240              13,600      86,282            (12,986)        90,136

Selling, administrative and
  general expenses . . . . . . .    4,787              10,877      25,202             (3,798)a,b     37,068
                                  ---------          ---------   ---------         -------------   ---------

Operating income (loss). . . . .   (1,547)              2,723      61,080             (9,188)        53,068

Interest Expense . . . . . . . .    8,643               4,503      19,047             (9,188)a       23,005
                                  ---------          ---------   ---------         -------------   ---------

Income (loss) before income taxes,
   minority interest and equity
   in net income of investee
   companies. . . . . . .  . . .  (10,190)             (1,780)     42,033                  -         30,063
Income taxes (benefit) . . . . .   (3,363)               (587)     13,871                  -          9,921
                                  ---------          ---------   ---------         -------------   ---------

Income (loss) before minority
  interest, equity in net income
  of investee companies. . . . .   (6,827)             (1,193)     28,162                  -         20,142
Income applicable to
  minority interest. . . . . . .        -                   -           1                  -              1

Equity in net income (loss)
  of investee companies,
  net of income taxes. . . . . .        -                   -         310                  -            310

Equity in net income of
  subsidiaries . . . . . . . . .   27,278              28,471           -            (55,749)             -
                                  ---------          ---------   ---------         -------------   ---------
NET INCOME . . . . . . . . . . .  $20,451            $ 27,278    $ 28,471           ($55,749)      $ 20,451
                                  =========          =========   =========         =============   =========


a.  Inter-company eliminations.

b  Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.


                       DIMON Incorporated and Subsidiaries
                  Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 1997
                                   (Unaudited)



(in thousands)                       DIMON
                                 Incorporated      Guarantors    Non-Guarantors    Eliminations      Total
                                 ------------      ----------    --------------    ------------      -----
Operating activities
  Net Income . . . . . . . . .   $  20,451           $27,278     $28,471           ($55,749)a      $20,451
  Adjustments to reconcile
  net income to net cash
  provided by operating
  activities:
     Depreciation and
       amortization. . . . . .       1,524             3,142       7,114                  -         11,780
     Deferred items. . . . . .      (1,347)             (277)      1,165                  -           (459)
     Loss (gain) on foreign
       currency transactions .         (23)              (23)       (523)                 -           (569)
     Loss (gain) on disposition
       of fixed assets . . . .           -               (83)       (635)                 -           (718)
     Undistributed earnings
       of investees/
       subsidiaries. . . . . .     (21,522)          (27,724)     48,936                  -           (310)
     Income applicable
       to minority interest. .           -                 -           1                  -              1
     Bad debt expense. . . . .           -                 -         270                  -            270
     Decrease (increase) in
       accounts receivable . .      15,217             8,909     240,546           (139,074)a      125,598
     Increase in inventories
       and advances on
       purchases of tobacco. .     (54,257)         (288,471)   (269,770)           380,771 a     (231,727)
     Decrease in recoverable
       taxes . . . . . . . . .           -                 -       1,059                (23)a        1,036
     Decrease (increase) in
       prepaid expenses. . . .         361            (1,791)      3,278                  -          1,848
     Increase (decrease) in
       accounts payable
       and accrued expenses. .       4,038           129,870     112,716           (299,817)a      (53,193)
     Increase (decrease) in
       advances from
       customers . . . . . . .          62           122,301     (50,910)            44,797 a      116,250
     Increase (decrease) in
       income taxes. . . . . .      (2,733)           (1,302)      4,081                  -             46
     Other . . . . . . . . . .           -                 -          37                  -             37
                                  ----------       -----------  ----------        ------------    ---------
      Net cash provided
        (used) by operating
        activities . . . . . .     (38,229)          (28,171)    125,836            (69,095)        (9,659)
                                  ----------       -----------  ----------        ------------    ---------

Investing activities
   Purchase of property
     and equipment . . . . . .        (201)           (1,932)     (4,548)                 -         (6,681)
   Proceeds from sale of
     property and equipment. .           -               507       1,474                  -          1,981
   Payments on notes receivable
     and receivable from
     investees . . . . . . . .           -                70       1,613                  -          1,683
   Proceeds from or (advances)
     for other investments and
     other assets. . . . . . .      (5,149)                -     (58,492)            61,093 a       (2,548)
   Purchases of minority
     interest in investee. . .           -                 -      (2,200)                 -         (2,200)
                                  ----------       -----------  ----------        ------------    ---------
      Net cash provided
        (used) by investing
        activities . . . . . .      (5,350)           (1,355)    (62,153)            61,093         (7,765)
                                  ----------       -----------  ----------        ------------    ---------

a.  Inter-company eliminations

                       DIMON Incorporated and Subsidiaries
            Supplemental Combining Statement of Cash Flows (Continued)
                      Three Months Ended September 30, 1997
                                   (Unaudited)


(in thousands)                       DIMON
                                 Incorporated      Guarantors    Non-Guarantors    Eliminations      Total
                                 ------------      ----------    --------------    ------------      -----
Financing activities
   Repayment of debt . . . . .   ($39,581)         $        -     ($252,896)       $        -      ($292,477)
   Proceeds from debt. . . . .     88,510              17,500       139,578            30,771 a      276,359
   Cash dividends paid
     to DIMON Incorporated
     stockholders. . . . . . .     (6,650)                  -             -                 -         (6,650)
   Proceeds from sale of
     common stock. . . . . . .      1,321                   -        10,486           (10,486)a        1,321
                                  ----------       -----------    ----------        ------------    ---------

     Net cash provided
       (used) by financing
       activities. . . . . . .     43,600              17,500      (102,832)           20,285        (21,447)
                                  ----------       -----------    ----------        ------------    ---------

Effect of exchange rate
  changes on cash. . . . . . .          -                  23        (3,986)            3,711 a         (252)
                                  ----------       -----------    ----------        ------------    ---------

Increase (decrease) in
  cash and cash equivalents. .         21             (12,003)      (43,135)           15,994        (39,123)
Cash and cash equivalents
  at beginning of year . . . .       (198)             17,455       103,615           (13,741)a      107,131
Cash and cash equivalents
  from consolidation of
  investee . . . . . . . . . .          -                   -            27                 -             27
                                  ----------       -----------    ----------        ------------    ---------
     Cash and cash equivalents
       at end of period. . . .      ($177)            $ 5,452      $ 60,507           $ 2,253        $68,035
                                  ==========       ===========    ==========        ============    =========


a.  Inter-company eliminations


                       DIMON Incorporated and Subsidiaries
                       Supplemental Combining Balance Sheet
                                  June 30, 1997


(in thousands)                       DIMON
                                 Incorporated        Guarantors  Non-Guarantors    Eliminations       Total
                                 ------------        ----------  --------------    ------------       -----
ASSETS
Current assets
  Cash and cash equivalents. . . $  (198)            $ 17,455    $   103,615       $ (13,741)a    $  107,131
  Notes receivable . . . . . . .       -                  416         52,130         (45,749)b         6,797
  Trade receivables, net
    of allowances . . .  . . . .  17,559               92,954        465,752        (180,109)b       396,156
  Inventories:
    Tobacco. . . . . . . . . . .       -               44,905        538,783            (109)b       583,579
     Other . . . . . . . . . . .      70                1,137         24,075               -          25,282
   Advances on purchases of
     tobacco . . . . . . . . . . 243,640              180,948        174,156        (371,979)b       226,765
   Recoverable income taxes. . .       -                    -          3,051               -           3,051
   Prepaid expenses. . . . . . .   2,197                2,715         17,806               -          22,718
                                ------------         ------------  ----------    ---------------  ------------
      Total current assets . . . 263,268              340,530      1,379,368        (611,687)      1,371,479
                                ------------         ------------  ----------    ---------------  ------------
Investments and other assets
   Equity in net assets of investee
     companies . . . . . . . . .       -                2,832          6,494               -           9,326
  Consolidated subsidiaries. . . 396,525              411,817        135,356        (943,698)b             -
  Other investments. . . . . . .       1                2,617         14,682          (5,007)b        12,293
  Notes receivable . . . . . . .       -                  660         12,078               -          12,738
  Other                           76,077                3,042         12,622         (75,938)b        15,803
                                ------------         ------------  ----------    ---------------  ------------
                                 472,603              420,968        181,232      (1,024,643)         50,160
                                ------------         ------------  ----------    ---------------  ------------

Intangible assets
  Excess of cost over
    related net assets
    of businesses
    acquired . . . . . . . . .   152,870               10,346         17,219               -         180,435
  Production and supply
    contracts  . . . . . . . .         -               21,053          5,628               -          26,681
  Pension asset. . . . . . . .     3,348                    -              -               -           3,348
                                ------------         ------------  ----------    ---------------  ------------
                                 156,218               31,399         22,847               -         210,464
                                ------------         ------------  ----------    ---------------  ------------

Property, plant and equipment
  Land . . . . . . . . . . . . .   1,771                1,816         27,495               -          31,082
  Buildings. . . . . . . . . . .   4,281               25,871        166,735               -         196,887
  Machinery and equipment. . . .   4,959               60,109        166,637               -         231,705
  Allowances for depreciation. .  (5,380)             (33,751)       (87,791)              -        (126,922)
                                ------------         ------------  ----------    ---------------  ------------
                                   5,631               54,045        273,076               -         332,752
                                ------------         ------------  ----------    ---------------  ------------

Deferred taxes and
  other deferred charges . . . .  22,295                    -            453               -          22,748
                                ------------         ------------  ----------    ---------------  ------------
Total assets . . . . . . . . . .$920,015             $846,942     $1,856,976     ($1,636,330)     $1,987,603
                                ============         ============  ==========    ===============  ============


a.  To adjust for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b.  Inter-company eliminations.


                       DIMON Incorporated and Subsidiaries
                       Supplemental Combining Balance Sheet
                                  June 30, 1997

(in thousands)                       DIMON
                                 Incorporated        Guarantors       Non-Guarantors    Eliminations       Total
                                 ------------        ----------       --------------    ------------       -----
LIABILITIES AND STOCKHOLDER'S EQUITY
Current Liabilities
   Notes payable to banks. . . . $         -         $   37,835       $409,530          $   (97,102)b  $   350,263
   Accounts payable:
     Trade   . . . . . . . . . .         238            333,028        255,852             (480,835)b      108,283
     Officers and employees. . .       4,760                989          7,692                    -         13,441
     Other . . . . . . . . . . .       2,963                133         18,568                  539 b       22,203
   Advances from customers . . .     (18,063)            21,456        102,241              (35,847)b       69,787
   Accrued expenses. . . . . . .       2,181              5,344         58,616                    -         66,141
   Income taxes. . . . . . . . .       (4,282)c           5,397         24,031                    -         25,146
   Long-term debt current. . . .       4,581                  -         11,641                    -         16,222
                                 --------------      ------------     ----------        -------------- ------------
    Total current liabilities. .      (7,622)           404,182        888,171             (613,245)       671,486
                                 --------------      ------------     ----------        -------------- ------------

Long-term debt
  Revolving Credit Notes
    and Other . . . . . . . . . .    233,772                  -        344,054                    -        577,826
  Convertible Subordinated
    Debentures. . . . . . . . . .    123,328                  -              -                    -        123,328
  Senior Notes. . . . . . . . . .    125,000                  -              -                    -        125,000
                                 --------------      ------------     ----------        -------------- ------------
                                     482,100                  -        344,054                    -        826,154
                                 --------------      ------------     ----------        -------------- ------------
Deferred Credits
  Income taxes . . . . . . . . .       6,624             (6,572)        36,578                    -         36,630
  Compensation and other
    benefits . . . . . . . . . .      30,650              5,957          7,465                    -         44,072
                                 --------------      ------------     ----------        -------------- ------------
                                      37,274               (615)        44,043                    -         80,702

Minority interest
  in subsidiaries. . . . . . . .           -                  -            527                  471 b          998
                                 --------------      ------------     ----------        -------------- ------------

Stockholders' equity
   Common stock/Paid-in-
     capital . . . . . . . . . .     178,939            144,690       342,577              (487,267)b      178,939
   Retained earnings . . . . . .     229,521            298,190       235,545              (533,735)b      229,521
   Equity-currency conversions .         670                495         2,276                (2,771)b          670
   Additional minimum pension
     liability . . . . . . . . .        (867)                 -             -                     -           (867)
   Treasury stock. . . . . . . .           -                  -          (217)                  217 b            -
                                 --------------      ------------  ----------           -------------- ------------
                                     408,263            443,375       580,181            (1,023,556)       408,263
                                 --------------      ------------     ----------        -------------- ------------

    Total liabilities and
       equity. . . . . . . . . .   $ 920,015           $846,942     $1,856,976           ($1,636,330)   $1,987,603
                                 ==============      ============   ==========           ============= ============


b.  Inter-company eliminations.

c.  Current deferred tax on reserves for restructuring and unallocated estimated tax payments.


                      DIMON Incorporated and Subsidiaries
                    Supplemental Combining Statement of Income
                      Three Months Ended September 30, 1996
                                   (Unaudited)



(in thousands)                       DIMON
                                 Incorporated        Guarantors  Non-Guarantors    Eliminations       Total
                                 ------------        ----------  --------------    ------------       -----
Sales and other operating
  revenues. . . . . . . . . . .  $ 3,385             $220,086    $264,133          ($76,870)a,b    $410,734
Cost of goods and services
  sold. . . . . . . . . . . . .       47              203,745     210,835           (68,942)a       345,685
                                 ----------           ---------  ----------        -------------   ---------
                                   3,338               16,341      53,298            (7,928)         65,049

Selling, administrative and
  general expenses. . . . . . .    3,250               12,968      17,121            (2,835)a,b      30,504
                                 ----------           ---------  ----------        -------------   ---------

Operating income . . . . . . .        88                3,373      36,177            (5,093)         34,545

Interest Expense . . . . . . .     3,972                3,862       7,156            (5,093)a         9,897
                                 ----------           ---------  ----------        -------------   ---------

Income (loss) before
  income taxes, minority
  interest and equity in
  net income of investee
  companies. . . . . . . . . .    (3,884)                (489)     29,021                 -          24,648
Income taxes (benefit) . . . .    (1,553)                (196)     11,608                 -           9,859
                                 ----------           ---------  ----------        -------------   ---------

Income (loss) before
  minority interest, equity
  in net income of investee
  companies. . . . . . . . . .    (2,331)                (293)     17,413                 -          14,789
Loss applicable to minority
  interest . . . . . . . . . .         -                    -         (10)                -             (10)

Equity in net income of
  investee companies, net
  of income taxes. . . . . . .         -                   80         386                 -             466

Equity in net income
  of subsidiaries. . . . . . .    17,596               17,809           -           (35,405)a             -
                                 ----------           ---------  ----------        -------------   ---------
NET INCOME . . . . . . . . . .   $15,265              $17,596    $ 17,809          ($35,405)       $ 15,265
                                 ==========           =========  ==========        =============   =========


a.  Inter-company eliminations.

b  Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.


                       DIMON Incorporated and Subsidiaries
                  Supplemental Combining Statement of Cash Flows
                      Three Months Ended September 30, 1996
                                   (Unaudited)



(in thousands)                       DIMON
                                 Incorporated      Guarantors    Non-Guarantors    Eliminations      Total
                                 ------------      ----------    --------------    ------------      -----
Operating activities
  Net Income . . . . . . . . .   $15,265             $17,596     $17,809           ($35,405)a      $15,265
  Adjustments to reconcile net
    income to net cash provided
    by operating activities:
    Depreciation and
      amortization . . . . . .       645               2,905       4,633                  -          8,183
     Deferred items. . . . . .      (153)               (236)        611                  -            222
     Gain on foreign currency
       transactions. . . . . .         -                 (26)        (93)                 -           (119)
     Loss (gain) on disposition
       of fixed assets . . . .        44                (115)       (480)                 -           (551)
     Undistributed earnings of
        investees/
        subsidiaries . . . . .   (17,596)            (17,889)       (386)            35,405 a         (466)
     Loss applicable to
       minority interest . . .         -                   -         (10)                 -            (10)
     Bad debt expense. . . . .         -                   -         284                  -            284
     Decrease (increase) in
       accounts receivable . .    (4,988)            111,310        (363)           (40,687)a       65,272
     Increase in inventories
       and advances on
       purchases of tobacco. .  (114,568)           (386,609)    (49,639)           193,945 a     (356,871)
     Decrease in recoverable
       taxes . . . . . . . . .         -                   -          41                  -             41
     Decrease (increase) in
       prepaid expenses. . . .       815              (3,259)       (191)                 -         (2,635)
     Increase (decrease) in
       accounts payable
       and accrued expenses. .       623             163,109     (41,758)          (124,830)a       (2,856)
     Increase (decrease) in
       advances from
       customers . . . . . . .    (3,345)            114,600      21,371            (28,617)a      104,009
     Increase (decrease) in
       income taxes. . . . . .    (2,181)                204       5,643                  -          3,666
     Other . . . . . . . . . .         -                   1          18                  -             19
                                  ----------       -----------  ----------        ------------    ---------

      Net cash provided
        (used) by operating
        activities . . . . . .  (125,439)              1,591     (42,510)              (189)      (166,547)
                                  ----------       -----------  ----------        ------------    ---------

Investing activities
   Purchase of property
     and equipment . . . . . .       (96)             (2,208)     (3,866)                 -         (6,170)
   Proceeds from sale of
     property and equipment. .         4                 132         668                  -            804
   Payments on notes receivable and
     receivable from investees. . . .  -                 127          20                167 a          314
   Proceeds from or (advances)
     for other investments and
     other assets . . . . . . .        -                (500)        170                  -           (330)
                                  ----------       -----------  ----------        ------------    ---------
      Net cash provided
        (used) by investing
        activities. . . . . . .      (92)             (2,449)     (3,008)               167         (5,382)
                                  ----------       -----------  ----------        ------------    ---------

a.  Inter-company eliminations


                       DIMON Incorporated and Subsidiaries
            Supplemental Combining Statement of Cash Flows (Continued)
                      Three Months Ended September 30, 1996
                                   (Unaudited)



(in thousands)                       DIMON
                                 Incorporated        Guarantors  Non-Guarantors    Eliminations       Total
                                 ------------        ----------  --------------    ------------       -----
Financing activities
   Repayment of debt . . . . .   $  (6,286)          $   (286)   ($46,393)         $         -     ($52,965)
   Proceeds from debt. . . . .     136,091                  -     125,711                  (56)a    261,746
   Cash dividends paid to
     DIMON Incorporated
     stockholders. . . . . . .      (5,719)                 -           -                    -       (5,719)
   Proceeds from sale of
     common stock. . . . . . .          33                  -           -                    -           33
                                  ----------       -----------  ----------          ------------   ---------

  Net cash provided (used)
    by financing activities. .     124,119               (286)     79,318                  (56)     203,095
                                  ----------       -----------  ----------          ------------   ----------

Effect of exchange rate
  changes on cash. . . . . . .           -                  -        (206)                   -         (206)
                                  ----------       -----------  ----------          ------------   ----------

Increase (decrease) in
  cash and cash equivalents. .      (1,412)            (1,144)     33,594                  (78)a     30,960
Cash and cash equivalents
  at beginning of year . . . .         723              6,894      46,120                   83 a     53,820
                                  ----------       -----------  ----------          ------------   ----------
  Cash and cash equivalents
    at end of period . . . . .    $   (689)           $ 5,750     $79,714            $       5      $84,780
                                  ==========       ===========  ==========          ============= ==========


a.  Inter-company eliminations


DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




9. a. Each of the Guarantors, the Company's wholly-owned subsidiaries, DIMON International, Inc. and Florimex Worldwide Inc., have fully and unconditionally guaranteed on a joint and several basis the performance and punctual payment when due, whether at stated maturity, by acceleration or otherwise, of all of the Company's obligations under the Notes and the related indenture, including its obligations to pay principal, premium, if any, and interest with respect to the Notes. The obligations of each Guarantor are limited to the maximum amount which, after giving effect to all other contingent and fixed liabilities of such Guarantor and after giving effect to any collections from or payments made by or on behalf of any other Guarantor in respect of the obligations of such other Guarantor under its Guarantee or pursuant to its contribution obligations under the Indenture, can be guaranteed by the relevant Guarantor without resulting in the obligations of such Guarantor under its Guarantee constituting a fraudulent conveyance or fraudulent transfer under applicable federal or state law. Each of the Guarantees are a guarantee of payment and not collection. Each Guarantor that makes a payment or distribution under a Guarantee shall be entitled to a contribution from each other Guarantor in an amount pro rata, based on the assets less liabilities of each Guarantor determined in accordance with generally accepted accounting principles (GAAP). The Company is not restricted from selling or otherwise disposing of any of the Guarantors other than DIMON International, Inc. provided that the proceeds of any such sale are applied as required by the Indenture.

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

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)





                      SEPTEMBER 30, 1997

                        DEBIT(CREDIT)



                                    DIMON                       Non-
                                 Incorporated   Guarantors   Guarantors
                                 ------------   ----------   ----------
Accounts Receivable. . . . . . . $  2,328       $   7,380    $ 62,267
Advances on Purchases. . . . . .  297,891         185,532     352,627

Accounts Payable . . . . . . . .     (251)       (439,589)   (344,947)
Advances from Customers. . . . .   18,000               -     (12,478)



                        JUNE 30, 1997

                        DEBIT(CREDIT)


                                    DIMON                       Non-
                                 Incorporated   Guarantors   Guarantors
                                 ------------   ----------   ----------
Accounts Receivable. . . . . . . $  14,493      $ 11,439     $ 170,529
Advances on Purchases. . . . . .   243,640       174,860        55,019


Accounts Payable . . . . . . . .       (61)     (321,440)     (158,995)
Advances from Customers. . . . .    18,063           (32)      (60,944)


           Management's Discussion and Analysis of
        Financial Condition and Results of Operations



(in thousands)

Three Months Ended September 30, 1997 Compared to Three Months Ended September 30, 1996:


The Company's sales and other operating revenues increased $102,331 (24.9%) for the three months ended September 30, 1997 from the same period in 1996. Tobacco sales increased $111,343 (34.0%) primarily due to increased quantities of U.S. and foreign grown tobacco, an increase due to the Intabex business, offset partially by decreased average prices of foreign grown tobacco. Increases in quantities and processing fees of U.S. tobaccos sold was $24,129. Increased quantities of foreign tobacco accounted for $144,844 partially offset by decreased average prices of $57,630. Foreign tobacco sales increased primarily in Europe and Asia and in the Cigar Leaf business, where Intabex traditionally had a significant market share. Flower sales decreased $9,012 due primarily to the effect of applying U.S. dollar exchange rates.

Cost of sales and expenses for the period ended September 30, 1997, were $459,997, an increase of 22.3% from $376,189 for the three months ended September 30, 1996. Cost of sales and expenses of the tobacco operations increased $92,385 to $382,203 primarily due to higher sales of tobacco in the period. Gross profit for the tobacco operations increased $26,032 (45.8%) for the three months ended September 30, 1997 over the corresponding period in 1996 primarily due to increased sales and gross margins on tobacco from Europe, Asia and North America. The gross margin percentage for the tobacco operations increased from 17.3% to 18.9%.

Cost of sales and expenses for the Company's flower segment decreased $9,129 (11.0%) to $73,992 for the three month period ended
September 30, 1997 from the corresponding period in 1996 due primarily to the effect of applying U.S. dollar exchange rates. The gross margin for flower operations decreased $994 (11.6%) and gross margin percentage for the flower operations decreased from 9.9% to 9.8% due to decreased margins in the operations of Europe.

Corporate expenses increased $552 to $3,802 in 1997 from $3,250 in 1996 due to increased legal and professional expenses.

Interest expense increased $13,108 for the quarter ended
September 30, 1997 primarily due to higher average borrowings, partially offset by lower average rates.

The effective income tax rate decreased from 40% in fiscal year 1997 to 33% in fiscal year 1998 primarily as a result of a broader source of lower-taxed income derived from the Intabex acquisition.

Equity in net income of the tobacco investee companies decreased $156 from the same period last year. The decrease is due to consolidating the operations in Greece in 1997, partially offset by increases in the Intabex operations in Malawi and Columbia.

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

DIMON's working capital decreased from $699,993 at June 30, 1997 to $694,588 at September 30, 1997. The current ratio of 2.0 to 1 at
June 30, 1997 decreased to 1.9 to 1 at September 30, 1997. At September 30, 1997, current assets increased $75,214 (5.5%) and current liabilities increased $80,619 (12%) from June 30, 1997. Current assets increased primarily due to an increase in tobacco inventories of $293,134, reflecting the seasonal increase in the tobacco operations, partially offset by decreases in trade receivables of $137,016, cash of $39,096 and advances on purchases of tobacco of $28,727. Current liabilities increased primarily due to increases in Advances from customers of $123,575, partially offset by a decrease in accounts payable trade of $28,069.

Cash flows used in operating activities decreased $156,888 (94.2%) to $9,659 for the three months ended September 30, 1997 over the same period last year, due primarily to a decrease in inventories and advances on purchases of tobacco. Cash flows used in investing activities increased $2,383 (44.3%) due to an increase in investments and other assets and the purchase of the remaining interest in an investee, partially offset with decreases in payments on notes receivable and receivable from investee and proceeds from sale of property and equipment. Cash flows provided by financing activities decreased $224,542 (110.6%) due primarily to repayment of debt.

At September 30, 1997, DIMON had seasonally adjusted lines of credit of $1,419 million, excluding the long-term credit agreements. These lines bear interest at rates ranging from 4.75% to 11.6%. At September 30, 1997, unused lines of credit amounted to $519 million, net of $77 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding borrowings during the three months ended September 30, 1997 were $625 million.

To ensure long-term liquidity, DIMON entered into a $500 million
New Credit Facility, effective June 27, 1997, with 20 banks which replaced DIMON's $240 million existing credit facility. The Company had $30,000 of borrowings under these agreements at September 30, 1997. The Company uses the New Credit Facility to classify $470,000 of working capital loans to Revolving Credit Notes at September 30, 1997. It is the Company's intent to finance at least $500,000 on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The New Credit Facility's initial term expires on June 27, 2000, and subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.50% at September 30, 1997). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At September 30, 1997, the Company had no material capital expenditure commitments. The Company believes that these sources of funds are sufficient to fund the Company's purchasing and capital needs for fiscal 1998.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)




OTHER INFORMATION:

The Company is evaluating the strategic fit of its flower operations with DIMON's long-term growth plans and is considering several alternatives regarding the optimization of this division's contribution to shareholder value.

Factors that may affect future results

The foregoing discussion may contain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. Certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by the Company are discussed in the Company's Annual Report on Form 10-K for the year ended June 30, 1997, under the caption "Managements' Discussion and Analysis of Financial Condition and
Results of Operations - Factors that May Affect Future Results."



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

                                       DIMON INCORPORATED


                                       /s/ Jerry L. Parker
                                       ___________________________
Date November 14, 1997                 Jerry L. Parker
                                       Senior Vice President - Controller
                                       (Principal Accounting Officer)

                            EXHIBIT INDEX
                       -------------------------

Exhibit                                                       Page No.
--------                                                      --------

  11         Computation of Earnings Per Common Share. . . . . . 26

  27         Financial Data Schedule . . . . . . . . . . . . . . 27
