Form 10-Q
period 1997-12-31
DIMON INC
filed 1998-02-17
CIK 939930

                                                    Page 1 of 30
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

          For the quarterly period ended December 31, 1997

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
              OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from_____to_____

             Commission file number 0-25734; 1-13684

                        DIMON INCORPORATED
      (Exact name of registrant as specified in its charter)

         VIRGINIA                             54-1746567
(State or other jurisdiction               (I.R.S.Employer
of incorporation or organization)           Identification No.)


 512 Bridge Street, Danville, Virginia          24541
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (804)792-7511

                         Not Applicable
           (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

           Yes [X]                No [ ]

Indicate the number of shares outstanding of each of the
issuer's classes of common stock, as of the latest
practicable date.
                                     Outstanding at
Class of Common Stock               February 2, 1998
NO par value                         44,525,004


                              DIMON INCORPORATED






                                     INDEX




                                                                                            PAGE NO.
Part I.   Financial Information:

Consolidated Balance Sheet - December 31, 1997
and June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    3-4

Statement of Consolidated Income - Three Months and Six Months
Ended December 31, 1997 and 1996. . . . . . . . . . . . . . . . . . . . . . . . . . . . .    5

Statement of Consolidated Cash Flows - Six
Months Ended December 31, 1997 and 1996 . . . . . . . . . . . . . . . . . . . . . . . . .    6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . .    7-23

Management's Discussion and Analysis
of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . .   24-27

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   27-28


PART I. FINANCIAL INFORMATION

                                                                DIMON Incorporated and Subsidiaries
                                                                    CONSOLIDATED BALANCE SHEET

                                                                                 December 31
                                                                                    1997                         June 30
                                                                                 (Unaudited)                      1997
(in thousands)                                                                  ____________                  ____________
ASSETS
Current assets
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . . . .         $     49,045                  $   107,131
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . .                5,847                        6,797
    Trade receivables, net of allowances. . . . . . . . . . . . . . . .              256,284                      396,156
    Inventories:
       Tobacco. . . . . . . . . . . . . . . . . . . . . . . . . . . . .              876,450                      583,579
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,016                       25,282
    Advances on purchases of tobacco. . . . . . . . . . . . . . . . . .              216,682                      226,765
    Recoverable income taxes. . . . . . . . . . . . . . . . . . . . . .                2,321                        3,051
    Prepaid expenses and other assets . . . . . . . . . . . . . . . . .               21,379                       22,718
                                                                             ----------------             ----------------
                Total current assets. . . . . . . . . . . . . . . . . .            1,444,024                    1,371,479
                                                                             ----------------             ----------------

Investments and other assets
    Equity in net assets of investee companies. . . . . . . . . . . . .                6,443                        9,326
    Other investments . . . . . . . . . . . . . . . . . . . . . . . . .               11,276                       12,293
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . . . .                9,898                       12,738
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13,165                       15,803
                                                                             ----------------             ----------------
                                                                                      40,782                       50,160
                                                                             ----------------             ----------------

Intangible assets
    Excess of cost over related net assets of
       businesses acquired. . . . . . . . . . . . . . . . . . . . . . .              190,007                      180,435
    Production and supply contracts . . . . . . . . . . . . . . . . . .               31,597                       26,681
    Pension asset . . . . . . . . . . . . . . . . . . . . . . . . . . .                3,348                        3,348
                                                                             ----------------             ----------------
                                                                                     224,952                      210,464
                                                                             ----------------             ----------------
Property, plant and equipment
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               29,886                       31,082
    Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              189,000                      196,887
    Machinery and equipment . . . . . . . . . . . . . . . . . . . . . .              227,313                      231,705
    Allowances for depreciation . . . . . . . . . . . . . . . . . . . .             (128,453)                    (126,922)
                                                                             ----------------             ----------------
                                                                                     317,746                      332,752
                                                                             ----------------             ----------------
Deferred taxes and other deferred charges . . . . . . . . . . . . . . .               22,254                       22,748
                                                                             ----------------             ----------------
                                                                                  $2,049,758                   $1,987,603
                                                                             ================             ================

See notes to consolidated financial statements



                                                                DIMON Incorporated and Subsidiaries
                                                                    CONSOLIDATED BALANCE SHEET

                                                                                  December 31
                                                                                     1997                       June 30
                                                                                  (Unaudited)                     1997
(in thousands)                                                                   ____________                ______________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable to banks. . . . . . . . . . . . . . . . . . . . . . .          $   392,923                 $    350,263
    Accounts payable:
       Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               68,103                      108,283
       Officers and employees . . . . . . . . . . . . . . . . . . . . .                9,263                       13,441
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               15,745                       22,203
    Advances from customers . . . . . . . . . . . . . . . . . . . . . .              198,250                       69,787
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . . . .               56,389                       66,141
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .               18,629                       25,146
    Long-term debt current. . . . . . . . . . . . . . . . . . . . . . .               12,527                       16,222
                                                                          -------------------          -------------------
                  Total current liabilities                                          771,829                      671,486
                                                                          -------------------          -------------------
Long-term debt
    Revolving Credit Notes and Other. . . . . . . . . . . . . . . . . .              534,855                      577,826
    Convertible Subordinated Debentures . . . . . . . . . . . . . . . .              123,328                      123,328
    Senior Notes. . . . . . . . . . . . . . . . . . . . . . . . . . . .              125,000                      125,000
                                                                          -------------------            -----------------
                                                                                     783,183                      826,154
                                                                          -------------------            -----------------
Deferred credits:
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . . . .               24,469                       36,630
    Compensation and other benefits . . . . . . . . . . . . . . . . . .               44,660                       44,072
                                                                           ------------------            -----------------
                                                                                      69,129                       80,702
                                                                          -------------------            -----------------
Minority interest in subsidiaries . . . . . . . . . . . . . . . . . . .                  891                          998
                                                                          -------------------            -----------------
Commitments and contingencies . . . . . . . . . . . . . . . . . . . . .                    -                            -
                                                                          -------------------            -----------------
Stockholders' equity
    Preferred Stock--no par value:
                                  Dec. 31         Jun. 30
                                  -------        --------
       Authorized shares. . . .    10,000         10,000
       Issued shares. . . . . .         -              -. . . . . . . .                    -                            -
    Common Stock--no par value:
                                  Dec. 31         Jun. 30
                                  -------        --------
       Authorized shares. . . .   125,000         125,000 . . . . . . .
       Issued shares. . . . . .    44,525          44,312 . . . . . . .              182,144                      178,939
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . .              246,694                      229,521
    Equity-currency conversions . . . . . . . . . . . . . . . . . . . .               (3,245)                         670
    Additional minimum pension liability. . . . . . . . . . . . . . . .                 (867)                        (867)
                                                                          -------------------            -----------------
                                                                                     424,726                      408,263
                                                                          -------------------            -----------------
                                                                                  $2,049,758                   $1,987,603
                                                                          ===================            =================




                                                 DIMON Incorporated and Subsidiaries
                                                  STATEMENT OF CONSOLIDATED INCOME
                                    Three Months and Six Months Ended December 31, 1997 and 1996
                                                                            (Unaudited)



                                                                   1998               1997                   1998              1997
                                                                 Second             Second              First Six         First Six
(in thousands, except per share amounts)                        Quarter            Quarter                 Months            Months
                                                             ------------     ------------        ---------------    --------------

Sales and other operating revenues. . . . . . . . . . . . . .$ 688,457            $771,341             $1,201,522        $1,182,075
Cost of goods and services sold . . . . . . . . . . . . . . .   620,006            700,717              1,042,935         1,046,402
                                                            ------------      ------------        ---------------    --------------
                                                                 68,451             70,624                158,587           135,673

Selling, administrative and general expenses. . . . . . . . . .  35,509             32,044                 72,577            62,548
                                                            ------------      ------------        ---------------    --------------

Operating Income. . . . . . . . . . . . . . . . . . . . . . . .  32,942             38,580                 86,010            73,125
Interest expense. . . . . . . . . . . . . . . . . . . . . . . .  21,413             11,652                 44,418            21,549
                                                            ------------      ------------        ---------------    --------------
Income before income taxes, minority
   interest and equity in net income of
   investee companies . . . . . . . . . . . . . . . . . . . . .  11,529             26,928                 41,592            51,576
Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .   1,038             10,256                 10,959            20,115
                                                            ------------      ------------        ---------------     -------------
Income before minority interest and
   equity in net income of investee
   companies. . . . . . . . . . . . . . . . . . . . . . . . . .  10,491             16,672                 30,633            31,461
Income applicable to minority interest. . . . . . . . . . . . .      46                 61                     47                51
Equity in net income of investee
   companies, net of income taxes . . . . . . . . . . . . . . .     494                450                    804               916
                                                            ------------       -----------        ---------------     -------------
NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . . . .$ 10,939            $17,061          $      31,390         $  32,326
                                                            ============       ===========        ===============     =============

Basic Earnings Per Share
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . .    $.25               $.40                   $.71              $.76
                                                                   ====               ====                   ====              ====
Diluted Earnings Per Share
   Net Income . . . . . . . . . . . . . . . . . . . . . . . . .     .25               $.40                   $.69              $.76
                                                                   ====               ====                   ====              ====
Average number of shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . . . .   44,507            42,370                 44,422            42,368
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . . . .   49,267            42,650                 49,178            42,587

Cash dividends per share. . . . . . . . . . . . . . . . . . . .     $.17              $.15                   $.32             $.285
                                                                    ====              ====                   ====             =====


See notes to consolidated financial statements



                                                                DIMON Incorporated and Subsidiaries
                                                               STATEMENT OF CONSOLIDATED CASH FLOWS
                                                            Six Months Ended December 31, 1997 and 1996
                                                                            (Unaudited)


                                                                                   December 31          December 31
                                                                                      1997                 1996
(in thousands)                                                                    ____________         ____________
Operating activities
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 31,390               $ 32,326
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . . . . .           23,856                 16,435
       Deferred items . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,669)                 2,189
       Loss (gain) on foreign currency transactions . . . . . . . . . . .             (798)                    82
       Gain on disposition of fixed assets. . . . . . . . . . . . . . . .           (1,521)                (2,687)
       Undistributed earnings of investees. . . . . . . . . . . . . . . .             (804)                  (916)
       Income applicable to minority interest . . . . . . . . . . . . . .               47                     51
       Bad debt expense . . . . . . . . . . . . . . . . . . . . . . . . .              497                    697
       Decrease (increase) in accounts receivable . . . . . . . . . . . .          126,994                  6,887
       Increase in inventories and advances on

       Purchases of tobacco . . . . . . . . . . . . . . . . . . . . . . .         (244,951)              (258,418)
       Decrease (increase) in recoverable taxes . . . . . . . . . . . . .              640                 (1,261)
       Decrease (increase) in prepaid expenses. . . . . . . . . . . . . .            2,159                 (1,025)
       Decrease in accounts payable
         and accrued expenses . . . . . . . . . . . . . . . . . . . . . .          (84,049)               (33,376)
       Increase in advances from customers. . . . . . . . . . . . . . . .          128,867                 98,163
       Increase (decrease) in income taxes. . . . . . . . . . . . . . . .           (8,717)                14,721
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              796                     (8)
                                                                             --------------            -----------
         Net cash used by operating activities. . . . . . . . . . . . . .          (31,263)              (126,140)
                                                                             --------------            -----------

Investing activities
    Purchase of property and equipment. . . . . . . . . . . . . . . . . .          (14,209)               (12,652)
    Proceeds from sale of property and equipment. . . . . . . . . . . . .           14,308                  4,691
    Payments received on notes receivable
       and receivable from investees. . . . . . . . . . . . . . . . . . .                -                    555
    Advances for notes receivable . . . . . . . . . . . . . . . . . . . .           (2,868)                  (805)
    Advances for other investments and other assets . . . . . . . . . . .             (278)                  (250)
    Purchase of remaining interest in investee. . . . . . . . . . . . . .           (2,200)                     -
                                                                             --------------            -----------
         Net cash used by investing
         activities . . . . . . . . . . . . . . . . . . . . . . . . . . .           (5,247)                (8,461)
                                                                             --------------            -----------

Financing activities
    Repayment of debt . . . . . . . . . . . . . . . . . . . . . . . . . .         (989,277)              (197,813)
    Proceeds from debt. . . . . . . . . . . . . . . . . . . . . . . . . .          979,656                344,792
    Proceeds from sale of common stock. . . . . . . . . . . . . . . . . .            3,204                    205
    Cash dividends paid to DIMON Incorporated
       stockholders . . . . . . . . . . . . . . . . . . . . . . . . . . .          (14,216)               (12,075)
                                                                             --------------            -----------
    Net cash provided (used) by financing activities. . . . . . . . . . .          (20,633)               135,109
                                                                             --------------            -----------
Effect of exchange rate changes on cash . . . . . . . . . . . . . . . . .             (970)                   (50)
                                                                             --------------            -----------
Increase (decrease) in cash and cash equivalents. . . . . . . . . . . . .          (58,113)                   458
Increase in cash from consolidation of investee . . . . . . . . . . . . .               27                      -
Cash and cash equivalents at beginning of year. . . . . . . . . . . . . .          107,131                 53,820
                                                                             --------------            -----------
         Cash and cash equivalents at end of period . . . . . . . . . . .    $      49,045             $   54,278
                                                                             ==============            ===========


See notes to consolidated financial statements

                       DIMON INCORPORATED AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




1. Basic earnings per share is computed by dividing earnings by the weighted average number of shares outstanding during each period. The fully diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options.

          The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), and has reflected changes required for all periods presented in the accompanying unaudited consolidated financial statements. The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:


                                                   1998                1997                      1998               1997
                                                 Second              Second                   First Six          First Six
(in thousands, except per share amounts)        Quarter             Quarter                    Months             Months
                                              ----------          ----------                -----------         ----------

  Basic Earnings Per Share

  Net Income. . . . . . . . . . . . . . . . . $10,939             $17,061                   $31,390             $32,326
                                              ========            ========                  ========            ========

  Shares
  Weighted Average Number of
        Shares Outstanding. . . . . . . . . .  44,507              42,370                    44,422              42,368
                                              ========            ========                  ========            ========

  Basic Earnings Per Share
  Net Income. . . . . . . . . . . . . . . . .    $.25                $.40                      $.71                $.76
                                              ========            ========                  ========            ========


  Diluted Earning Per Share

  Net Income. . . . . . . . . . . . . . . . . $10,939             $17,061                   $31,390              $32,326
  Add after tax interest expense
        applicable to 6 1/4%
        Convertible Debentures
        issued April 1, 1997. . . . . . . . .   1,176                   -                     2,351                   -
                                              --------            --------                  --------            --------
  Net Income as adjusted. . . . . . . . . . . $12,115             $17,061                   $33,741             $32,326
                                              ========            ========                  ========            ========

  Shares
  Weighted average number of
        common shares outstanding . . . . . .  44,507              42,370                    44,422              42,368
  Shares applicable to stock options,
        net of shares assumed to be
        purchased from proceeds at
        average market price. . . . . . . . .     473                 280                       469                 219
  Assuming conversion of 6 1/4%
        Convertible Debentures
        at the beginning of each period . . .   4,287                   -                     4,287                   -
                                              --------            --------                  ---------           --------

  Weighted Average Number of Shares
        Outstanding . . . . . . . . . . . . .  49,267              42,650                    49,178              42,587
                                              ========            ========                  ========            ========

  Diluted Earnings Per Share
  Net Income as Adjusted. . . . . . . . . . .    $.25                $.40                      $.69                $.76
                                              ========            ========                  ========            ========


DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




          Due to the provisions of FAS 128, previously reported shares changed insignificantly; however, previously reported earnings per share did not change.

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

          During the six months ended December 31, 1997, the Company paid out $1.9 million, principally for employee separations.

4. On April 1, 1997, DIMON Incorporated acquired all the outstanding capital stock and other rights of Intabex Holdings Worldwide S.A. (Intabex), a privately-owned Luxembourg holding company. Separately, a Zimbabwe company that is a wholly-owned subsidiary of DIMON acquired certain tobacco assets from an Intabex affiliated company in Zimbabwe. The purchase price was preliminarily allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition. This preliminary allocation resulted in an excess of purchase price over net assets acquired of $159 million at June 30, 1997 which has been adjusted to $168 million as of December 31, 1997, based on current estimates. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years.

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

7. The results of operations for the three and six months ended December 31, 1997 and 1996 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.


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



                                                                DIMON Incorporated and Subsidiaries
                                                               Supplemental Combining Balance Sheet
                                                                         December 31, 1997
                                                                            (Unaudited)


(in thousands)                                       DIMON
                                                 Incorporated     Guarantors     Non-Guarantors     Eliminations           Total
                                                ------------    ------------     ------------     ---------------      ------------
ASSETS

Current assets
  Cash and cash equivalents . . . . . . . . .   $   (1,522)      $    1,400         $ 49,167       $        -          $    49,045
  Notes receivable. . . . . . . . . . . . . .            -              324           53,377          (47,854)b              5,847
  Trade receivables, net of allowances. . . .       10,674           94,501          274,224         (123,115)b            256,284
  Inventories:
    Tobacco . . . . . . . . . . . . . . . . .             -         366,796          509,654               -               876,450
     Other. . . . . . . . . . . . . . . . . .            98           1,041           14,877               -                16,016
   Advances on purchases of tobacco . . . . .       392,993         207,478          185,801         (569,590)b            216,682
   Recoverable income taxes . . . . . . . . .             -             123            2,175               23 b              2,321
   Prepaid expenses . . . . . . . . . . . . .         3,096           3,720           14,563               -                21,379
                                                ------------    ------------     ------------     -------------      --------------
      Total current assets. . . . . . . . . .       405,339         675,383        1,103,838        (740,536)            1,444,024
                                               -------------    ------------     ------------    --------------     ---------------
Investments and other assets
   Equity in net assets of investee
     companies. . . . . . . . . . . . . . . .             -           2,883           10,052           (6,492)b              6,443
  Consolidated subsidiaries . . . . . . . . .       425,359         457,963           11,421         (894,743)b                  -
  Other investments . . . . . . . . . . . . .             1           4,592           71,720          (65,037)b             11,276
  Notes receivable. . . . . . . . . . . . . .             -             616            9,282               -                 9,898
  Other . . . . . . . . . . . . . . . . . . .        85,690           2,468           10,558          (85,551)b             13,165
                                                ------------   -------------    -------------     -------------     ---------------
                                                    511,050         468,522          113,033       (1,051,823)              40,782
                                               -------------  --------------    -------------     -------------     ---------------

Intangible assets
  Excess of cost over related net assets
    of business acquired. . . . . . . . . . .         9,380           9,202          171,425                 -             190,007
  Production and supply contracts . . . . . .             -          18,750           12,847                 -              31,597
  Pension asset . . . . . . . . . . . . . . .         3,348               -                -                 -               3,348
                                                ------------    ------------   --------------     -------------       ------------
                                                     12,728          27,952          184,272                 -             224,952
                                                ------------   -------------   --------------     -------------      -------------

Property, plant and equipment
  Land. . . . . . . . . . . . . . . . . . . .         1,771           1,610           26,505                 -              29,886
  Buildings . . . . . . . . . . . . . . . . .         4,331          25,197          159,472                 -             189,000
  Machinery and equipment . . . . . . . . . .         5,597          63,377          158,339                 -             227,313
  Allowances for depreciation . . . . . . . .        (5,981)        (35,699)         (86,773)                -            (128,453)
                                                ------------    ------------    -------------    --------------     --------------
                                                      5,718          54,485          257,543                 -             317,746
                                                ------------    ------------    -------------    --------------     --------------

Deferred taxes and other
  deferred charges. . . . . . . . . . . . .          21,956               -              298                 -              22,254
                                                ------------    ------------    -------------    --------------     --------------
Total assets. . . . . . . . . . . . . . . .        $956,791      $1,226,342       $1,658,984       $(1,792,359)         $2,049,758
                                                ============    ============    =============    ==============     ==============


a.  To correct for cash transfers made by DIMON Incorporated to an entity which reports on an earlier period.

b.  Inter-company eliminations.


                                                                DIMON Incorporated and Subsidiaries
                                                               Supplemental Combining Balance Sheet
                                                                         December 31, 1997
                                                                             (Unaudited)


(in thousands)                                   DIMON
                                             Incorporated       Guarantors     Non-Guarantors     Eliminations            Total
                                             ------------     ------------     ------------     ---------------      --------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Notes payable to banks . . . . . . . . . .$           -         $ 37,835        $ 402,425        $ (47,337)b           $392,923
   Accounts payable:
     Trade  . . . . . . . . . . . . . . . . .          588          524,693          402,401         (859,579)b             68,103
     Officers and employees . . . . . . . . .        4,995              180            4,088               -                 9,263
     Other. . . . . . . . . . . . . . . . . .        2,798              684           12,248               15 b             15,745
   Advances from customers. . . . . . . . . .     (170,509)         162,623           36,441          169,695 b            198,250
   Accrued expenses . . . . . . . . . . . . .        2,952            7,640           47,531           (1,734)b             56,389
   Income taxes . . . . . . . . . . . . . . .      (11,446)c          4,479           19,062            6,534 b             18,629
   Long-term debt current . . . . . . . . . .        4,581                -            9,400           (1,454)b             12,527
                                             --------------   --------------    -------------  ----------------     ---------------
       Total current liabilities. . . . . . .     (166,041)         738,134          933,596         (733,860)             771,829
                                             --------------   --------------    -------------  ----------------     ---------------

Long-term debt
  Revolving Credit Notes and Other. . . . . .      413,145                -          121,710                -              534,855
  Convertible Subordinated Debentures . . . .      123,328                -                -                -              123,328
  Senior Notes. . . . . . . . . . . . . . . .      125,000                -                -                -              125,000
                                             --------------  ---------------    -------------  ----------------     ---------------
                                                   661,473                -          121,710                -              783,183
                                             --------------  ---------------    -------------  ----------------     ---------------
Deferred Credits
  Income taxes. . . . . . . . . . . . . . . .        6,029           (7,732)          26,172                -               24,469
  Compensation and other benefits . . . . . .       30,604            5,600            8,456                -               44,660
                                             -------------   ---------------    -------------  ----------------     ---------------
                                                    36,633           (2,132)          34,628                -               69,129

Minority interest in subsidiaries . . . . . .            -                -              420              471 b                891
                                             --------------  ---------------    -------------  ----------------     ---------------

Stockholders' equity
   Common stock/Paid in capital . . . . . . .      182,144          149,697          372,767         (522,464)b            182,144
   Retained earnings. . . . . . . . . . . . .      246,694          340,443          198,287         (538,730)b            246,694
   Equity-currency conversions. . . . . . . .       (3,245)             200           (2,207)           2,007 b             (3,245)
   Unrealized gain on investments . . . . . .            -                -                -               -                     -
   Additional minimum pension
    liability . . . . . . . . . . . . . . . .         (867)               -                -               -                  (867)
   Treasury stock at cost . . . . . . . . . .            -                -             (217)             217 b                  -
                                             --------------  ---------------    -------------  ----------------      --------------
                                                    424,726         490,340          568,630       (1,058,970)b            424,726
                                             --------------  ---------------    -------------  ----------------      --------------

       Total liabilities and equity . . . . .   $   956,791      $1,226,342       $1,658,984      $(1,792,359)          $2,049,758
                                             ==============  ===============    =============  ================      ==============


b.  Inter-company eliminations.

c.  Current deferred tax on reserves for restructuring and unallocated estimated tax payments.


                                                                DIMON Incorporated and Subsidiaries
                                                            Supplemental Combining Statement of Income
                                                               Three Months Ended December 31, 1997
                                                                            (Unaudited)



(in thousands)                                       DIMON
                                                 Incorporated     Guarantors     Non-Guarantors     Eliminations            Total
                                               -------------   -------------    -------------      ---------------    -------------
Sales and other operating revenues. . . . . .      $  5,637        $461,007         $437,008         $(215,195)a          $688,457
Cost of goods and services sold . . . . . . .             -         440,010          393,511          (213,515)a           620,006
                                               -------------   -------------    -------------      ---------------    -------------
                                                      5,637          20,997           43,497           (1,680)              68,451

Selling, administrative and
  general expenses. . . . . . . . . . . . . .         2,384          12,053           19,303             1,769 a,b          35,509
                                                ------------   -------------     ------------      ---------------    -------------

Operating income (loss) . . . . . . . . . . .         3,253           8,944           24,194           (3,449)              32,942

Interest Expense. . . . . . . . . . . . . . .        10,900           6,572            7,390            (3,449)a            21,413
                                               -------------   -------------    -------------      ---------------     ------------

Income (loss) before income taxes, minority
   interest and equity in net income of
   investee companies . . . . . . . . . . . .        (7,647)          2,372           16,804                -               11,529
Income taxes (benefit). . . . . . . . . . . .        (3,611)           (329)           4,978                -                1,038
                                               -------------   -------------    -------------      ---------------     ------------

Income (loss) before minority interest,
  equity in net income of  investee
  companies . . . . . . . . . . . . . . . .          (4,036)          2,701           11,826                 -              10,491
Income applicable to
  minority interest . . . . . . . . . . . .               -               -               46                 -                  46

Equity in net income (loss) of investee
  companies, net of income taxes. . . . . . .             -               -              494                 -                 494

Equity in net income of subsidiaries. . . . .        14,975          12,274                -           (27,249)a                 -
                                                ------------    ------------     ------------      ---------------     ------------
NET INCOME. . . . . . . . . . . . . . . . . .      $10,939         $ 14,975         $ 12,274        $ (27,249)            $ 10,939
                                                ============    ============     ============      ===============     ============

a.  Inter-company eliminations.

b.  Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.

                                                                DIMON Incorporated and Subsidiaries
                                                            Supplemental Combining Statement of Income
                                                                Six Months Ended December 31, 1997
                                                                            (Unaudited)



(in thousands)                                       DIMON
                                                 Incorporated     Guarantors     Non-Guarantors     Eliminations            Total
                                                -------------    -------------   --------------   ---------------       -----------

Sales and other operating revenues. . . . . .      $  8,877        $684,538         $903,811         $(395,704)a        $1,201,522
Cost of goods and services sold . . . . . . .             -         649,941          774,032          (381,038)a         1,042,935
                                               -------------   -------------    -------------      ---------------    -------------
                                                      8,877          34,597          129,779           (14,666)            158,587

Selling, administrative and
  general expenses. . . . . . . . . . . . . .         7,171          22,930            44,505           (2,029)a,b          72,577
                                                ------------   -------------     ------------      ---------------    -------------

Operating income (loss) . . . . . . . . . . .         1,706          11,667           85,274           (12,637)             86,010

Interest Expense. . . . . . . . . . . . . . .        19,543          11,075           26,437           (12,637)a            44,418
                                               -------------   -------------    -------------      ---------------     ------------

Income (loss) before income taxes, minority
   interest and equity in net income of
   investee companies . . . . . . . . . . . .       (17,837)            592           58,837                 -              41,592
Income taxes (benefit). . . . . . . . . . . .        (6,974)           (916)          18,849                 -              10,959
                                               -------------   -------------    -------------      ---------------     ------------

Income (loss) before minority interest,
  equity in net income of  investee
  companies . . . . . . . . . . . . . . . .         (10,863)          1,508           39,988                 -              30,633
Income applicable to minority
  interest. . . . . . . . . . . . . . . . . .             -               -               47                 -                  47

Equity in net income (loss) of investee
  companies, net of income taxes. . . . . . .             -               -              804                 -                 804
Equity in net income of subsidiaries. . . . .        42,253          40,745                -           (82,998)a                 -
                                                ------------    ------------     ------------      ---------------     ------------
NET INCOME. . . . . . . . . . . . . . . . . .       $31,390        $ 42,253         $ 40,745         $(82,998)         $    31,390
                                                ============    ============     ============      ===============     ============


a.  Inter-company eliminations.

b.  Royalty expense in SG&A and Royalty income in Other Income for Consolidated Entities.

                                                                 DIMON Incorporated and Subsidiaries
                                                          Supplemental Combining Statement of Cash Flows
                                                                Six Months Ended December 31, 1997
                                                                            (Unaudited)



(in thousands)                                       DIMON
                                                 Incorporated     Guarantors     Non-Guarantors     Eliminations            Total
                                                --------------   ------------    --------------     ------------      -------------
Operating activities
  Net Income. . . . . . . . . . . . . . . . .       $31,390         $42,253          $40,745        $ (82,998)a           $ 31,390
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and
       amortization . . . . . . . . . . . . .         1,112           6,251           16,493                -               23,856
     Deferred items . . . . . . . . . . . . .          (734)           (957)          (3,978)               -               (5,669)
     Loss (gain) on foreign
       currency
       transactions . . . . . . . . . . . . .          (181)             57             (674)               -                 (798)
     Loss (gain) on disposition
       of fixed assets. . . . . . . . . . . .             -            (135)          (1,386)               -               (1,521)
     Undistributed earnings of
        investees
        /subsidiaries . . . . . . . . . . . .       (42,253)        (40,745)            (804)          82,998 a               (804)
     Income applicable to minority
       interest . . . . . . . . . . . . . . .             -               -               47                -                   47
     Bad debt expense . . . . . . . . . . . .             -             (10)             507                -                  497
     Decrease (increase) in accounts
       receivable . . . . . . . . . . . . . .         7,065          (1,576)         178,499          (56,994)a            126,994
     Increase in inventories and
       advances on purchases
       of tobacco . . . . . . . . . . . . . .      (149,381)       (348,324)          55,252          197,502 a           (244,951)
     Decrease (increase) in recoverable
       taxes. . . . . . . . . . . . . . . . .             -            (123)             786              (23)a                640
     Decrease (increase) in prepaid
       expenses . . . . . . . . . . . . . . .          (915)         (1,005)           4,079               -                 2,159
     Decrease in accounts payable
       and accrued expenses . . . . . . . . .         1,191         193,389          102,373         (381,002)a            (84,049)
     Increase in advances from
       customers. . . . . . . . . . . . . . .        (9,019)        141,003         (208,659)         205,542 a            128,867
     Increase (decrease) in income
       taxes. . . . . . . . . . . . . . . . .        (7,163)           (755)          (7,333)           6,534 a             (8,717)
     Other. . . . . . . . . . . . . . . . . .             -               -              796                -                  796
                                             --------------   --------------     ------------     -------------      --------------

      Net cash provided (used) by
        operating activities. . . . . . . . .      (168,888)        (10,677)         176,743          (28,441)             (31,263)
                                             --------------   --------------     ------------     -------------      --------------

Investing activities
   Purchase of property and equipment . . . .          (687)         (3,701)          (9,821)              -               (14,209)
   Proceeds from sale of property and
   equipment. . . . . . . . . . . . . . . . .             -             578           13,730               -                14,308
   Payments on notes receivable and
     receivable from investees. . . . . . . .             -              71           (2,176)           2,105 a                  -
   Advances for notes receivable. . . . . . .             -               -           (2,868)              -                (2,868)
   Proceeds from or (advances) for other
     investments and other assets . . . . . .          (111)         (1,945)           5,005           (3,227)a               (278)
  Purchase of remaining  interest
    in investee . . . . . . . . . . . . . . .             -               -           (2,200)               -               (2,200)
                                             --------------   --------------     ------------     -------------      --------------
      Net cash provided (used) by investing
      activities. . . . . . . . . . . . . . .          (798)         (4,997)           1,670          (1,122)               (5,247)
                                             --------------   --------------     ------------     -------------      --------------


a.  Inter-company eliminations



                                                                DIMON Incorporated and Subsidiaries
                                                    Supplemental Combining Statement of Cash Flows (Continued)
                                                                Six Months Ended December 31, 1997
                                                                            (Unaudited)



(in thousands)                                     DIMON
                                               Incorporated     Guarantors      Non-Guarantors     Eliminations            Total
                                             --------------   --------------     ------------     -------------      --------------
Financing activities
   Repayment of debt. . . . . . . . . . . . .     $(648,616)     $        -        $(340,661)   $           -            $(989,277)
   Proceeds from debt . . . . . . . . . . . .       827,990               -         (103,355)          48,311 a           (979,656)
   Proceeds from sale of common stock                 3,204           5,007                -           (5,007)a              3,204
   Cash dividends paid to DIMON Incorporated
     stockholders . . . . . . . . . . . . . .       (14,216)         (5,456)           5,456               -               (14,216)
                                             --------------   --------------     ------------     -------------      --------------

     Net cash provided (used) by financing
       activities . . . . . . . . . . . . . .       168,362            (449)        (231,850)         43,304               (20,633)
                                             --------------   --------------     ------------     -------------      --------------

Effect of exchange rate changes
  on cash . . . . . . . . . . . . . . . . . .             -              68           (1,038)              -                  (970)
                                             --------------   --------------     ------------     -------------      --------------

Increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . .        (1,324)        (16,055)         (54,475)         13,741               (58,113)
Cash and cash equivalents from
  consolidation of investee . . . . . . . . .             -               -               27               -                    27
Cash and cash equivalents at beginning of
  year. . . . . . . . . . . . . . . . . . . .          (198)         17,455          103,615          (13,741)a            107,131
                                             --------------   --------------     ------------     -------------      --------------
     Cash and cash equivalents at end of
        period. . . . . . . . . . . . . . . .   $    (1,522)       $  1,400        $  49,167      $        -             $  49,045
                                             ===============  ==============     ============     =============      ==============


a.  Inter-company eliminations


                                                                DIMON Incorporated and Subsidiaries
                                                               Supplemental Combining Balance Sheet
                                                                           June 30, 1997


(in thousands)                                      DIMON
                                                Incorporated     Guarantors     Non-Guarantors     Eliminations          Total
                                                ------------    ------------     ------------     -------------      --------------
ASSETS

Current assets
  Cash and cash equivalents . . . . . . . . . . .  $  (198)        $ 17,455      $   103,615        $ (13,741)a          $ 107,131
  Notes receivable. . . . . . . . . . . . . . . .        -              416           52,130          (45,749)b              6,797
  Trade receivables, net of allowances. . . . . .   17,559           92,954          465,752         (180,109)b            396,156
  Inventories:
    Tobacco . . . . . . . . . . . . . . . . . . .        -           44,905          538,783             (109)b            583,579
     Other. . . . . . . . . . . . . . . . . . . .       70            1,137           24,075                -               25,282
   Advances on purchases of tobacco . . . . . . .  243,640          180,948          174,156         (371,979)b            226,765
   Recoverable income taxes . . . . . . . . . . .        -                -            3,051                -                3,051
   Prepaid expenses . . . . . . . . . . . . . . .    2,197            2,715           17,806                -               22,718
                                                ------------    ------------     ------------     -------------      --------------
      Total current assets. . . . . . . . . . . .   263,268          340,530       1,379,368         (611,687)           1,371,479
                                               -------------    ------------     ------------    --------------     ---------------
Investments and other assets
   Equity in net assets of investee
     companies. . . . . . . . . . . . . . . . . .         -           2,832            6,494                -                9,326
  Consolidated subsidiaries . . . . . . . . . . .   396,525         411,817          135,356         (943,698)b                  -
  Other investments . . . . . . . . . . . . . . .         1           2,617           14,682           (5,007)b             12,293
  Notes receivable. . . . . . . . . . . . . . . .         -             660           12,078                -               12,738
  Other . . . . . . . . . . . . . . . . . . . . .    76,077           3,042           12,622          (75,938)b             15,803
                                                ------------   -------------    -------------     -------------     ---------------
                                                    472,603         420,968          181,232       (1,024,643)              50,160
                                               -------------  --------------    -------------     -------------     ---------------

Intangible assets
  Excess of cost over related net assets
    of businesses acquired. . . . . . . . . . . .   152,870          10,346           17,219                -              180,435
  Production and supply contracts . . . . . . . .         -          21,053            5,628                -               26,681
  Pension asset . . . . . . . . . . . . . . . . .     3,348               -               -                 -                3,348
                                                ------------    ------------   --------------     -------------       -------------
                                                    156,218          31,399           22,847                -              210,464
                                                ------------   -------------   --------------     -------------      --------------

Property, plant and equipment
  Land. . . . . . . . . . . . . . . . . . . . . .     1,771           1,816           27,495                -               31,082
  Buildings . . . . . . . . . . . . . . . . . . .     4,281          25,871          166,735                -              196,887
  Machinery and equipment . . . . . . . . . . . .     4,959          60,109          166,637                -              231,705
  Allowances for depreciation . . . . . . . . . .    (5,380)        (33,751)         (87,791)               -             (126,922)
                                                ------------    ------------    -------------    --------------     ---------------
                                                      5,631          54,045          273,076                -              332,752
                                                ------------    ------------    -------------    --------------     ---------------

Deferred taxes and other
  deferred charges . . . . . . . . . . . . . . .     22,295               -              453                -               22,748
                                                ------------    ------------    -------------    --------------     ---------------
Total assets. . . . . . . . . . . . . . . . . . . $ 920,015        $846,942       $1,856,976      ($1,636,330)          $1,987,603
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

                                                               DIMON Incorporated and Subsidiaries
                                                               Supplemental Combining Balance Sheet
                                                                           June 30, 1997


(in thousands)                                       DIMON
                                                 Incorporated     Guarantors     Non-Guarantors     Eliminations            Total
                                              --------------  --------------    -------------  ----------------     ---------------
LIABILITIES AND STOCKHOLDER'S EQUITY

Current Liabilities
   Notes payable to banks . . . . . . . . . . . . $     -        $   37,835         $409,530    $     (97,102)b        $   350,263
   Accounts payable:
     Trade  . . . . . . . . . . . . . . . . . . .     238           333,028          255,852         (480,835)b            108,283
     Officers and employees . . . . . . . . . . .   4,760               989            7,692               -                13,441
     Other. . . . . . . . . . . . . . . . . . . .   2,963               133           18,568              539 b             22,203
   Advances from customers. . . . . . . . . . . . (18,063)           21,456          102,241          (35,847)b             69,787
   Accrued expenses . . . . . . . . . . . . . . .   2,181             5,344           58,616               -                66,141
   Income taxes . . . . . . . . . . . . . . . . .  (4,282)c           5,397           24,031               -                25,146
   Long-term debt current . . . . . . . . . . . .   4,581                 -           11,641               -                16,222
                                              --------------  --------------    -------------  ----------------     ---------------
       Total current liabilities. . . . . . . . .  (7,622)          404,182          888,171        (613,245)              671,486
                                              --------------  --------------    -------------  ----------------     ---------------

Long-term debt
  Revolving Credit Notes and Other. . . . . . . .   233,772               -          344,054               -               577,826
  Convertible Subordinated Debentures . . . . . .   123,328               -                -               -               123,328
  Senior Notes. . . . . . . . . . . . . . . . . .   125,000               -                -               -               125,000
                                              -------------- ---------------    -------------  ----------------     ---------------
                                                    482,100               -          344,054               -               826,154
                                              -------------- ---------------    -------------  ----------------     ---------------
Deferred Credits
  Income taxes. . . . . . . . . . . . . . . . . .     6,624          (6,572)          36,578               -                36,630
  Compensation and other benefits . . . . . . . .    30,650           5,957            7,465               -                44,072
                                               ------------- ---------------    -------------  ----------------     ---------------
                                                     37,274            (615)          44,043               -                80,702

Minority interest in subsidiaries . . . . . . . .         -               -              527              471 b                998
                                              -------------- ---------------    -------------  ----------------     ---------------

Stockholders' equity
   Common stock/Paid-in-capital . . . . . . . . .   178,939         144,690          342,577         (487,267)b            178,939
   Retained earnings. . . . . . . . . . . . . . .   229,521         298,190          235,545         (533,735)b            229,521
   Equity-currency conversions. . . . . . . . . .       670             495            2,276           (2,771)b                670
   Additional minimum pension liability . . . . .     (867)               -                -               -                  (867)
   Treasury stock . . . . . . . . . . . . . . . .         -               -             (217)             217 b                  -
                                              -------------- ---------------    -------------  ----------------      --------------
                                                    408,263         443,375          580,181       (1,023,556)             408,263
                                              -------------- ---------------    -------------  ----------------      --------------

       Total liabilities and equity . . . . . . . $ 920,015        $846,942       $1,856,976      ($1,636,330)          $1,987,603
                                              ============== ===============    =============  ================      ==============

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


                                                                DIMON Incorporated and Subsidiaries
                                                            Supplemental Combining Statement of Income
                                                               Three Months Ended December 31, 1996
                                                                            (Unaudited)



(in thousands)                                       DIMON
                                                 Incorporated     Guarantors     Non-Guarantors     Eliminations            Total
                                               -------------   -------------    -------------      ---------------    -------------
Sales and other operating revenues. . . . . . . .$    5,442       $ 587,146        $ 383,111         $(204,358)a          $771,341
Cost of goods and services sold . . . . . . . . .     6,114         552,917          327,532          (185,846)a           700,717
                                               -------------   -------------    -------------      ---------------    -------------
                                                       (672)         34,229           55,579           (18,512)             70,624

Selling, administrative and
  general expenses . . . . . . . . . . . . . . . .    3,406           21,069          19,209           (11,640)a,b          32,044
                                                ------------   -------------     ------------      ---------------    -------------

Operating income. . . . . . . . . . . . . . . . .    (4,078)         13,160           36,370           (6,872)              38,580

Interest Expense. . . . . . . . . . . . . . . . .      (210)          6,011           12,723           (6,872)a             11,652
                                                ------------   -------------     ------------      ---------------    -------------

Income (loss) before income taxes, minority
   interest and equity in net income of
   investee companies . . . . . . . . . . . . . .    (3,868)          7,149           23,647                -               26,928
Income taxes (benefits) . . . . . . . . . . . . .    (2,137)          2,774            9,619                -               10,256
                                               -------------   -------------    -------------      ---------------     ------------

Income (loss) before minority interest,
  equity in net income of  investee
  companies . . . . . . . . . . . . . . . . . . .    (1,731)          4,375           14,028                -               16,672

Income applicable to minority interest. . . . . .         -               -               61                -                   61

Equity in net income (loss) of investee
  companies, net of income taxes. . . . . . . . .         -             523              (73)               -                  450

Equity in net income of subsidiaries. . . . . . .    18,792          13,894                -          (32,686)                   -
Extraordinary items . . . . . . . . . . . . . . .         -               -                -                -                    -
                                                ------------    ------------     ------------      ---------------     ------------
NET INCOME. . . . . . . . . . . . . . . . . . . .$   17,061        $ 18,792         $ 13,894         $(32,686)            $ 17,061
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


                                                                DIMON Incorporated and Subsidiaries
                                                            Supplemental Combining Statement of Income
                                                                 Six Months Ended December 31, 1996
                                                                             (Unaudited)



(in thousands)                                       DIMON
                                                 Incorporated     Guarantors     Non-Guarantors     Eliminations            Total
                                               -------------   -------------    -------------      ---------------    -------------

Sales and other operating revenues. . . . . . . .  $  8,827       $ 807,232        $ 647,244         $(281,228)a        $1,182,075
Cost of goods and services sold . . . . . . . . .     6,161         756,662          538,367          (254,788)a         1,046,402
                                               -------------   -------------    -------------      ---------------    -------------
                                                      2,666          50,570          108,877          (26,440)             135,673

Selling, administrative and
  general expenses. . . . . . . . . . . . . . . .     6,656          34,037           36,330          (14,475)a,b           62,548
                                                ------------   -------------     ------------      ---------------    -------------

Operating income. . . . . . . . . . . . . . . . .    (3,990)         16,533           72,547         (11,965)               73,125

Interest Expense. . . . . . . . . . . . . . . . .     3,762           9,873           19,879         (11,965)a              21,549
                                                ------------   -------------     ------------      ---------------    -------------

Income (loss) before income taxes, minority
   interest and equity in net income of
   investee companies . . . . . . . . . . . . . .    (7,752)          6,660           52,668              -                51,576
Income taxes (benefits) . . . . . . . . . . . . .    (3,690)          2,578           21,227              -                20,115
                                               -------------   -------------    -------------      ---------------     ------------

Income (loss) before minority interest,
  equity in net income of  investee
  companies . . . . . . . . . . . . . . . . . . .    (4,062)          4,082           31,441              -                31,461

Income applicable to minority interest. . . . . .         -               -               51              -                    51

Equity in net income (loss) of investee
  companies, net of income taxes. . . . . . . . .         -             603              313              -                   916

Equity in net income of subsidiaries. . . . . . .    36,388          31,703                -        (68,091)                    -
Extraordinary items . . . . . . . . . . . . . . .         -               -                -              -                     -
                                                ------------    ------------     ------------      ---------------    -------------
NET INCOME (LOSS) . . . . . . . . . . . . . . . .  $ 32,326        $ 36,388         $ 31,703       $(68,091)          $    32,326
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



                                                                DIMON Incorporated and Subsidiaries
                                                          Supplemental Combining Statement of Cash Flows
                                                                Six Months Ended December 31, 1996
                                                                             (Unaudited)



(in thousands)                                       DIMON
                                                 Incorporated     Guarantors     Non-Guarantors     Eliminations            Total
                                              --------------  --------------     --------------     -------------      ------------
Operating activities
  Net Income. . . . . . . . . . . . . . . . . . .$   32,326         $36,388          $31,703         $(68,091)a            $32,326
  Adjustments to reconcile net income to
  net cash provided by operating activities:
     Depreciation and amortization. . . . . . . .     1,289           5,589            9,557                -               16,435
     Deferred items . . . . . . . . . . . . . . .       211            (432)           2,410                -                2,189
     Loss on foreign currency
       transactions . . . . . . . . . . . . . . .         -              56               26                -                   82
     Loss (gain) on disposition of
       fixed assets . . . . . . . . . . . . . . .        44          (1,459)          (1,272)               -               (2,687)
     Undistributed earnings of
        investees/subsidiaries. . . . . . . . . .   (36,388)        (32,306)            (313)          68,091 a               (916)
     Income applicable to minority
        interest. . . . . . . . . . . . . . . . .         -               -               51                -                   51
     Bad debt expense . . . . . . . . . . . . . .         -               -              697                -                  697
     Decrease (increase) in accounts
       receivable . . . . . . . . . . . . . . . .   (10,096)         48,829           11,023          (42,869)a              6,887
     Decrease (increase) in inventories and
       advances on purchases of tobacco . . . . .   (58,656)       (303,464)          23,124           80,578 a           (258,418)
     Increase in recoverable taxes. . . . . . . .         -             (84)          (1,177)               -               (1,261)
     Decrease (increase) in prepaid
       expenses . . . . . . . . . . . . . . . . .       532          (1,605)              37               11 a             (1,025)
     Increase (decrease) in accounts payable
       and accrued expenses . . . . . . . . . . .   (12,487)         114,870         (55,832)         (79,927)a            (33,376)
     Increase (decrease) in advances from
       customers. . . . . . . . . . . . . . . . .    (3,464)        112,563          (51,884)          40,948 a             98,163
     Increase in income taxes . . . . . . . . . .     1,522             794           12,128              277 a             14,721
     Other. . . . . . . . . . . . . . . . . . . .         -              (1)              (7)               -                   (8)
                                              --------------  --------------     ------------     -------------      --------------

      Net cash used by operating
         activities. . . . . . . . . . . . . . .    (85,167)        (20,262)         (19,729)            (982)            (126,140)
                                              --------------  --------------     ------------     -------------      --------------

Investing activities
   Purchase of property and equipment . . . . . .      (112)         (3,111)          (9,429)               -              (12,652)
   Proceeds from sale of property and
      equipment . . . . . . . . . . . . . . . . .         4           1,544            3,143                -                4,691
   Payments on notes receivable and
     receivable from investees. . . . . . . . . .         -             330              225                -                  555
   Advances on notes receivable . . . . . . . . .         -               -           (1,298)             493 a               (805)
   Proceeds from or (advances) for other
     investments and other assets . . . . . . . .    (1,663)         14,814          (16,456)           3,055                 (250)
                                              --------------  --------------     ------------     -------------      --------------
      Net cash provided (used) by investing
      activities. . . . . . . . . . . . . . . . .    (1,771)         13,577          (23,815)            3,548              (8,461)
                                              --------------  --------------     ------------     -------------      --------------


a.  Inter-company eliminations

                                                                DIMON Incorporated and Subsidiaries
                                                    Supplemental Combining Statement of Cash Flows (Continued)
                                                                Six Months Ended December 31, 1996
                                                                             (Unaudited)



(in thousands)                                       DIMON
                                                 Incorporated     Guarantors     Non-Guarantors     Eliminations            Total
                                               --------------  --------------     ------------     -------------      --------------

Financing activities
   Repayment of debt. . . . . . . . . . . . . . .$ (109,150)     $     (424)        $(88,239)     $        -             $(197,813)
   Proceeds from debt . . . . . . . . . . . . . .   206,666               -          138,517             (391)a            344,792
   Proceeds from sale of common stock . . . . . .       205               -                -               -                   205
   Cash dividends paid to DIMON Incorporated
     stockholders . . . . . . . . . . . . . . . .   (12,075)          1,663                -           (1,663)a            (12,075)
                                              --------------  --------------     ------------     -------------      --------------

     Net cash provided (used) by financing
       activities . . . . . . . . . . . . . . . .    85,646           1,239           50,278           (2,054)             135,109
                                              --------------  --------------     ------------     -------------      --------------

Effect of exchange rate
  changes on cash . . . . . . . . . . . . . . . .         -               -              (50)               -                  (50)
                                              --------------  --------------     ------------     -------------      --------------

Increase (decrease) in cash and cash
  equivalents . . . . . . . . . . . . . . . . . .    (1,292)         (5,446)           6,684              512                  458
Cash and cash equivalents at beginning of
  year. . . . . . . . . . . . . . . . . . . . . .       723           6,894           46,120               83               53,820
                                              --------------  --------------     ------------     -------------      --------------
     Cash and cash equivalents at end of
        period. . . . . . . . . . . . . . . . . .$     (569)      $   1,448          $52,804        $     595              $54,278
                                              ==============  ==============      ===========     =============      ==============


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

DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



                                                                         DECEMBER 31, 1997

                                                                           DEBIT(CREDIT)

                                                                            (Unaudited)


                                                       DIMON                                           Non-
(in thousands)                                      Incorporated              Guarantors           Guarantors
                                                    ------------              ----------           ----------

Accounts Receivable . . . . . . . . . . . . . . .     $10,644                   $19,499              $132,386
Advances on Purchases . . . . . . . . . . . . . .     392,993                   171,523               103,108

Accounts Payable Trade. . . . . . . . . . . . . .        (444)                 (518,324)             (349,459)
Advances from Customers . . . . . . . . . . . . .     170,509                         -                (5,671)





                                                                           JUNE 30, 1997

                                                                           DEBIT(CREDIT)


                                                       DIMON                                          Non-
(in thousands)                                      Incorporated           Guarantors             Guarantors
                                                   ------------           ----------              ----------

Accounts Receivable . . . . . . . . . . . . . . . $    14,493                 $ 11,439             $ 170,529
Advances on Purchases . . . . . . . . . . . . . .     243,640                  174,860                55,019


Accounts Payable. . . . . . . . . . . . . . . . .         (61)                (321,440)             (158,995)
Advances from Customers . . . . . . . . . . . . .      18,063                      (32)              (60,944)



                 Management's Discussion and Analysis of
              Financial Condition and Results of Operations



(in thousands)

Three Months Ended December 31, 1997 Compared to Three Months Ended December 31, 1996:

Net sales and other operating revenues were $688,457, a decrease of $82,884, or 10.7%, for the three months ended
December 31, 1997, from $771,341 for the same period in 1996, in spite of an overall modest increase in sales volumes. The decrease in tobacco sales revenues of $72,205, or 10.9%, was primarily due to lower average prices of foreign and U.S. grown tobacco and decreased quantities of U.S. grown tobacco, partially offset by increased quantities of foreign grown tobacco and new origins from Intabex entities. Volumes of foreign tobacco shipped during the quarter increased by more than 30% while volumes of U.S. tobacco sold during the quarter declined by over 20%. Average prices decreased due primarily to decreases in prices of tobacco purchased and product mix. The changes are primarily due to decreased average prices of foreign and U.S. grown tobacco of $56,000 and decreased quantities for U.S. grown tobacco of $90,000, offset partially by increased quantities of foreign grown tobacco of $38,000 and increased quantities of new origins of $29,000. The foreign grown sales price decreases and increased quantities were primarily in South America and Africa. The significant decline in U.S. tobacco sales volumes reflect a curtailment of leaf purchases by certain of the Company's key U.S. domestic customers in anticipation of either a tobacco settlement or higher excise taxes on cigarettes sold in the U.S.
The Company was also negatively impacted by devaluing currencies in certain Asian countries that caused some customers to delay or cancel shipments of tobacco. The
Company believes that the risks of further delays in shipments and the realization of lower average prices could continue in future periods. Sales in the flower division decreased $10,679, or 9.9%. This was primarily due to the continuing strength of the U.S. dollar versus
European currencies which negatively impacted sales by approximately $12,800.

Cost of sales and expenses for the period ended December
31, 1997, were $655,515, a decrease of $77,246, or 10.5%
from $732,761 for the three months ended December 31, 1996. Cost of sales and expenses of the tobacco operations decreased $67,599, or 10.8%, primarily due to decreased sales, offset partially by increased selling, general and administrative expense in connection with the Intabex acquisition including approximately $1,000 of amortization costs. The gross profit for the tobacco operations decreased $285, or .5%, due primarily to decreased sales of U.S. grown tobacco, offset partially by increased gross profit from the Dark tobacco operations from Intabex. The gross margin percentage increased from 8.9% to 9.9%. Cost of sales and expenses for the Company's flower segment decreased $9,578, or 9.1%, primarily due to decreased sales and decreased personnel expenses. The gross margin for the flowers operations decreased $1,189 primarily due to decreased margins in Germany and the effect of the U.S. dollar exchange rates. Corporate expenses decreased $69 due to decreased personnel costs.

Interest expense increased $9,761 for the quarter ended
December 31, 1997, from the same period last year primarily due to higher average borrowings, partially offset by lower average rates.

The effective income tax rate decreased from 38.1% in fiscal year 1997 to 9.0% in fiscal year 1998. The reduction in the rate for the quarter is primarily due to a combination of changes in the overall blend of taxable income and reductions of tax rates from changes in the laws of the various countries in which the Company operates.

Equity in net income of the tobacco investee companies increased $44 in fiscal year 1998 from the same period last year. The increase is primarily due to investee entities of Intabex, offset partially due to consolidating operations in North America that were investees in fiscal year 1997.

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)



(in thousands)

Six Months Ended December 31, 1997 Compared to Six Months Ended
December 31, 1996:

Net sales and other operating revenues were $1,201,522, an increase of $19,447, or 1.6%, for the six months ended
December 31, 1997, from $1,182,075 for the same period in 1996. Overall volumes of tobacco sales increased by approximately 14% over the prior year period. The increase in tobacco sales of $39,138, or 3.9%, was due primarily to increased quantities of foreign grown tobaccos and new origins from Intabex entities totaling approximately 38%. This was partially offset by a decrease in quantities of U.S. grown tobacco of approximately 20% and decreased average prices of foreign grown tobacco. The changes primarily of increased quantities of foreign grown tobacco, new origins of Intabex entities and processing services accounted for $100,000, and $59,000 and $19,000, respectively, of the increase, and decreased quantities of U.S. grown tobacco and decreased average prices of foreign grown tobaccos accounted for $88,000 and $54,000, respectively, of the decrease. The increased quantities were primarily from South America and Europe. The decreased average prices were due to decreases in prices of purchased tobacco and product mix on sales from Brazil and Africa. The decreased quantities of U.S. grown tobacco is due primarily to decreased orders from domestic cigarette manufacturers because of uncertainties surrounding the tobacco settlement. The Company was also negatively impacted by devaluing currencies in certain Asian countries that caused some customers to delay or cancel shipments of tobacco. The Company believes that the risks of further delays in shipments could continue in future periods. The decrease in flower sales of $19,691, or 10.4%, was due primarily to an approximate $24,700 decrease due to the effect of applying U.S. dollar exchange rates.

Cost of sales and expenses, for the period ended December
31, 1997, were $1,115,513, an increase of $6,562, or .6%,
from $1,108,951, from the same period in 1996. Cost of sales and expenses of the tobacco operations increased
$24,787, or 2.7%, primarily due to increased expenses related to Intabex including approximately $2,000 of amortization costs. The gross profit from the tobacco operations increased $25,746, or 22.2%, primarily due to the increases in the first quarter of fiscal year 1998 in Europe, Asia and North America. There were additional increases in Europe in the second quarter, offset with decreases in North America, South America and Asia. The gross margin percentage for tobacco operations increased from 11.7% to 13.7%. Cost of sales and expenses for the flower operations decreased $18,708, or 10.0%, primarily due to decreased sales and decreased personnel costs.
The gross margin for the flower operations decreased
$2,833, or 14.4%, and the gross margin percentage for the flower operation decreased from 10.4% to 9.9%, both due primarily to the economic conditions in Germany.
Corporate expenses decreased $483, or 7.3%, due primarily to decreased personnel costs.

Interest expense increased $22,869 for the six months ended December 31, 1997, from the same period last year primarily due to higher average borrowings, partially offset by lower average rates.

The effective tax rate decreased from 39.0% in fiscal year 1997 to 26.3% in fiscal year 1998. The reduction in the rate for the quarter is primarily due to a combination of changes in the overall blend of taxable income and reductions of tax rates from changes in the laws of the various countries in which the Company operates.

Equity in net income of the tobacco investee companies decreased $111 in fiscal year 1998 from the same period last year. The decrease is primarily due to consolidating operations in North America and Greece that were investees in fiscal year 1997, partially offset by investee entities of Intabex.

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

Reflecting the seasonal increase in the tobacco operations, DIMON's working capital decreased from $699,993 at June 30, 1997 to $672,195 at December 31,
1997. The current ratio of 2.0 to 1 at June 30, 1997 decreased to 1.9 to 1 at December 31, 1997. At December
31, 1997, current assets increased $72,545, or 5.3%, and current liabilities increased $100,343, or 14.9%, from June 30, 1997. Current assets increased primarily due to increases in tobacco inventories of $292,871, partially offset by decreases in trade receivables and cash of $139,872 and $58,086, respectively. Current liabilities increased primarily due to increases in advances from customers and notes payable to banks of $128,463 and $42,660, respectively, partially offset by accounts payable trade of $40,180.

Although total working capital has decreased, shipments of tobacco inventory which were delayed by one quarter, projected sales which did not occur and shipments to customers in east Asia which have been postponed to the next fiscal year have contributed to total working capital assets which were approximately $100 million more at December 31, 1997 than the Company had previously planned. This higher than expected working capital asset level, together with the additional borrowings outstanding as a result of the Intabex acquisition, has negatively impacted net income due to the additional interest expense for the three-month and six-month periods. Interest expense for the three months and six months ended December 31, 1997 totaled $21,413 and $44,418, respectively. These amounts were approximately
84% and 106% over interest expense for the comparable
1996 periods.

At December 31, 1997, DIMON had seasonally adjusted lines of credit of $1,157 million, excluding the long-term credit agreements. These lines bear interest at rates ranging from 5.51% to 11.08%. At December 31, 1997, unused lines of credit amounted to $293 million, net of $101 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding borrowings during the six months ended December 31, 1997 were $625 million.

To ensure long-term liquidity, DIMON entered into a $500 million New Credit Facility, effective June 27, 1997, with 20 banks which replaced DIMON's $240 million existing credit facility. The Company had $130 million of borrowings under these agreements at December 31, 1997. The Company uses the New Credit Facility to classify $370 million of working capital loans to Revolving Credit Notes at December 31, 1997. It is the
Company's intent to finance at least $500 million on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The New Credit Facility's initial term expires on June 27, 2000, and subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company.
During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.50% at December 31, 1997). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.


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

Management's Discussion and Analysis of
Financial Condition and Results of Operations (Continued)



Cash flows used in operating activities decreased $94,877 from $126,140 to $31,263 for the six months ended
December 31, 1997 over the same period last year, due primarily to decreases in accounts receivable and increases in advances from customers offset by decreases in accounts payable and accrued expenses. Cash flows used in investing activities decreased $3,214 primarily due to increased proceeds from the sale of property and equipment offset partially by an increase in advances for notes receivable and purchase of remaining interest in investee. Cash flows provided by financing activities decreased $155.842 to ($20,633) primarily due to net decreased borrowings.


OTHER INFORMATION:

Although the Company believes that there continue to be certain positive fundamentals in the tobacco business on a global basis, the Company does not expect the current currency crisis in east Asia and the related effect on purchasing power of Asian customers to improve in the near term. The Company also believes that the heightened prospect of increased retail prices and thus lower expected consumption of cigarettes in the U.S. continues to impact the purchasing decisions, relating to both U.S.
and foreign leaf tobacco, of certain of the Company's primary U.S. based customers. In addition, lower production volumes due to weather patterns in the Brazilian market are expected to mitigate the Company's opportunity for continued growth in export volumes from that country. The Company believes that the risks of further delays in shipments and the realization of lower average prices could continue in future periods.

In view of these uncertainties, the Company believes that it is not likely that there will be robust growth in sales and operating profit for the remainder of the fiscal year. Additionally, the Company continues to gauge the changing environment and demand for its products and will continue to implement responsive programs to moderate the effects on future periods.

The Company is evaluating the strategic fit of its flower operations with DIMON's long-term growth plans and is considering several alternatives regarding the optimization of this division's contribution to shareholder value.

Factors that may affect future results

The foregoing discussion may contain forward-looking statements, generally identified by phrases such as "the
Company expects" or words of similar effect. Certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1998 and beyond to differ materially from those expressed in any forward-looking statements made by the Company are discussed above under "OTHER INFORMATION" and in the Company's Annual Report on Form 10-K for the year ended
June 30, 1997, under the caption "Managements' Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."


PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)   Exhibits      27       -    Financial Data Schedule

(b)   Reports on Form 8-K - None

                   SIGNATURES



Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                    DIMON INCORPORATED



                                    /s/  Jerry L. Parker
                                    -----------------------------------
Date February 16, 1998              Jerry L. Parker
                                    Senior Vice President - Controller
                                    (Principal Accounting Officer)





                            EXHIBIT INDEX
                         ----------------------

Exhibit                                                            Page No.
-------                                                            --------

  27         Financial Data Schedule . . . . . . . . . . . . . .     30



























-29-
