Form 10-Q
period 1998-03-31
DIMON INC
filed 1998-05-15
CIK 939930

Page 1 of 27
                                                    Page 16 - Exhibit Index


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549

                                 _____________

                                   FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                        OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from_____to_____

                   Commission file number 0-25734; 1-13684

                               DIMON INCORPORATED
                               ------------------
             (Exact name of registrant as specified in its charter)

           VIRGINIA                                        54-1746567
---------------------------------                     -------------------
(State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                     Identification No.)

 512 Bridge Street, Danville, Virginia                      24541
----------------------------------------                 ----------
(Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code (804) 792-7511
                                                         --------------
                                   Not Applicable
                                   --------------
                  (Former name, former address and former fiscal
                         year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

       Yes [X]                                             No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                                      Outstanding at
Class of Common Stock                                   May 4, 1998
---------------------                                 ---------------
     NO par value                                       44,525,004

                             DIMON INCORPORATED






                                  INDEX




                                                                                                                  PAGE NO.
                                                                                                                 ---------
Part I.   Financial Information:
Consolidated Balance Sheet - March 31, 1998
and June 30, 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3 - 4

Statement of Consolidated Income - Three Months and Nine Months
Ended March 31, 1998 and 1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  5

Statement of Consolidated Cash Flows - Nine
Months Ended March 31, 1998 and 1997. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  6

Notes to Consolidated Financial Statements. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 7 -  9

Management's Discussion and Analysis
of Financial Condition and Results of Operations. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .10 - 13

Part II.  Other Information . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .14 - 15


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
                                           DIMON Incorporated and Subsidiaries
                                               CONSOLIDATED BALANCE SHEET

                                                                             March 31
                                                                               1998                       June 30
                                                                            (Unaudited)                    1997
(in thousands)                                                             ____________                  __________
ASSETS
Current assets
    Cash and cash equivalents . . . . . . . . . . . . . . . . . . .          $   36,132                 $  107,131
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . .               6,874                      6,797
    Trade receivables, net of allowances. . . . . . . . . . . . . .             392,237                    396,156
    Inventories:
       Tobacco. . . . . . . . . . . . . . . . . . . . . . . . . . .             649,101                    583,579
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .              27,791                     25,282
    Advances on purchases of tobacco. . . . . . . . . . . . . . . .             206,691                    226,765
    Recoverable income taxes. . . . . . . . . . . . . . . . . . . .               5,988                      3,051
    Prepaid expenses and other assets . . . . . . . . . . . . . . .              21,648                     22,718
                                                                        ----------------           ----------------
                Total current assets. . . . . . . . . . . . . . . .           1,346,462                  1,371,479
                                                                        ----------------           ----------------

Investments and other assets
    Equity in net assets of investee companies. . . . . . . . . . .               6,029                      9,326
    Other investments . . . . . . . . . . . . . . . . . . . . . . .              11,125                     12,293
    Notes receivable. . . . . . . . . . . . . . . . . . . . . . . .              10,240                     12,738
    Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              14,032                     15,803
                                                                        ----------------           ----------------
                                                                                 41,426                     50,160
                                                                        ----------------           ----------------

Intangible assets
    Excess of cost over related net assets of
       businesses acquired. . . . . . . . . . . . . . . . . . . . .             196,686                    180,435
    Production and supply contracts . . . . . . . . . . . . . . . .              30,316                     26,681
    Pension asset . . . . . . . . . . . . . . . . . . . . . . . . .               3,348                      3,348
                                                                        ----------------           ----------------
                                                                                230,350                    210,464
                                                                        ----------------           ----------------
Property, plant and equipment
    Land. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              31,307                     31,082
    Buildings . . . . . . . . . . . . . . . . . . . . . . . . . . .             194,928                    196,887
    Machinery and equipment . . . . . . . . . . . . . . . . . . . .             240,221                    231,705
    Allowances for depreciation . . . . . . . . . . . . . . . . . .            (140,145)                  (126,922)
                                                                        ----------------           ----------------
                                                                                326,311                    332,752
                                                                        ----------------           ----------------
Deferred taxes and other deferred charges . . . . . . . . . . . . .              22,126                     22,748
                                                                        ----------------           ----------------
                                                                             $1,966,675                 $1,987,603
                                                                            ============           ================
See notes to consolidated financial statements



                                           DIMON Incorporated and Subsidiaries
                                               CONSOLIDATED BALANCE SHEET

                                                                             March 31
                                                                               1998                       June 30
                                                                            (Unaudited)                    1997
(in thousands)                                                             ____________                  __________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
    Notes payable to banks. . . . . . . . . . . . . . . . . . . . .          $  342,169                 $  350,263
    Accounts payable:
       Trade. . . . . . . . . . . . . . . . . . . . . . . . . . . .              99,766                    108,283
       Officers and employees . . . . . . . . . . . . . . . . . . .              11,329                     13,441
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . .              41,562                     22,203
    Advances from customers . . . . . . . . . . . . . . . . . . . .              77,538                     69,787
    Accrued expenses. . . . . . . . . . . . . . . . . . . . . . . .              54,740                     66,141
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .              22,895                     25,146
    Long-term debt current. . . . . . . . . . . . . . . . . . . . .              10,118                     16,222
                                                                     -------------------         ------------------
                  Total current liabilities                                     660,117                    671,486
                                                                     -------------------         ------------------
Long-term debt
    Revolving Credit Notes and Other. . . . . . . . . . . . . . . .             562,503                    577,826
    Convertible Subordinated Debentures . . . . . . . . . . . . . .             123,328                    123,328
    Senior Notes. . . . . . . . . . . . . . . . . . . . . . . . . .             125,000                    125,000
                                                                     -------------------         ------------------
                                                                                810,831                    826,154
                                                                     -------------------         ------------------
Deferred credits:
    Income taxes. . . . . . . . . . . . . . . . . . . . . . . . . .              25,047                     36,630
    Compensation and other benefits . . . . . . . . . . . . . . . .              42,093                     44,072
                                                                      ------------------         ------------------
                                                                                 67,140                     80,702
                                                                     -------------------         ------------------
Minority interest in subsidiaries . . . . . . . . . . . . . . . . .                 895                        998
                                                                     -------------------         ------------------
Commitments and contingencies . . . . . . . . . . . . . . . . . . .                   -                          -
                                                                     -------------------         ------------------
Stockholders' equity
    Preferred Stock--no par value:
                               Mar. 31        Jun. 30
                               -------        -------
       Authorized shares. . .  10,000          10,000
       Issued shares. . . . .          -            - . . . . . . .                   -                          -
    Common Stock--no par value:
                               Mar. 31       Jun. 30
                               -------       -------
       Authorized shares. . .  125,000       125,000. . . . . . . .
       Issued shares. . . . .   44,525        44,312. . . . . . . .             182,144                    178,939
    Retained earnings . . . . . . . . . . . . . . . . . . . . . . .             249,587                    229,521
    Equity-currency conversions . . . . . . . . . . . . . . . . . .              (3,172)                       670
    Additional minimum pension liability. . . . . . . . . . . . . .                (867)                      (867)
                                                                     -------------------         ------------------
                                                                                427,692                    408,263
                                                                     -------------------         ------------------
                                                                             $1,966,675                 $1,987,603
                                                                     ===================         ==================

                                           DIMON Incorporated and Subsidiaries
                                            STATEMENT OF CONSOLIDATED INCOME
                               Three Months and Nine Months Ended March 31, 1998 and 1997
                                                       (Unaudited)


                                                                1998             1997              1998             1997
                                                               Third            Third        First Nine       First Nine
(in thousands, except per share amounts)                     Quarter          Quarter            Months           Months
                                                         ------------     ------------      -----------     ------------
Sales and other operating revenues. . . . . . . . . . . . $ 744,582         $668,146        $1,946,104      $1,850,221
Cost of goods and services sold . . . . . . . . . . . . .   671,121          598,652         1,714,056       1,645,054
                                                        ------------     ------------       -----------    ------------
                                                             73,461           69,494           232,048         205,167

Selling, administrative and general expenses. . . . . . . .  38,449           28,659           111,026          91,207
                                                        ------------     ------------       -----------    ------------


Operating Income. . . . . . . . . . . . . . . . . . . . . .  35,012           40,835           121,022         113,960
Interest expense. . . . . . . . . . . . . . . . . . . . . .  20,243            9,065            64,661          30,614
                                                        ------------     ------------       -----------    ------------

Income before income taxes, minority
   interest and equity in net income
   (loss) of investee companies . . . . . . . . . . . . . .  14,769           31,770            56,361          83,346
Income taxes. . . . . . . . . . . . . . . . . . . . . . . .   3,863           12,665            14,822          32,780
                                                        ------------     ------------       -----------    ------------

Income before minority interest and
   equity in net income (loss) of
   investee companies . . . . . . . . . . . . . . . . . . .  10,906           19,105            41,539          50,566
Income applicable to minority interest. . . . . . . . . . .      33               63                80             114
Equity in net income (loss) of investee
   companies, net of income taxes . . . . . . . . . . . . .    (231)            (225)              573             691
                                                        ------------     ------------       -----------    ------------

NET INCOME. . . . . . . . . . . . . . . . . . . . . . . . $  10,642         $ 18,817        $   42,032      $   51,143
                                                        ============     ============       ===========    ============

Basic Earnings Per Share
   Net Income . . . . . . . . . . . . . . . . . . . . . . .    $.24            $.44               $.95           $1.21
                                                                               =====              =====          ======
Diluted Earnings Per Share
   Net Income . . . . . . . . . . . . . . . . . . . . . . .     .24            $.44               $.93           $1.20
                                                                 ==            =====              =====          ======
Average number of shares outstanding:
   Basic. . . . . . . . . . . . . . . . . . . . . . . . . .  44,525           42,433            44,456          42,390
   Diluted. . . . . . . . . . . . . . . . . . . . . . . . .  48,994           42,897            49,114          42,688

Cash dividends per share. . . . . . . . . . . . . . . . . .    $.17             $.15              $.49           $.435
                                                                ===             ====              =====          ======


See notes to consolidated financial statements


                                           DIMON Incorporated and Subsidiaries
                                          STATEMENT OF CONSOLIDATED CASH FLOWS
                                        Nine Months Ended March 31, 1998 and 1997
                                                       (Unaudited)

                                                                             March 31                    March 31
                                                                               1998                        1997
(in thousands)                                                             ____________                  __________
Operating activities
    Net Income. . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 42,032                    $ 51,143
    Adjustments to reconcile net income to
    net cash provided by operating activities:
       Depreciation and amortization. . . . . . . . . . . . . . . . .          35,604                      24,462
       Deferred items . . . . . . . . . . . . . . . . . . . . . . . .         (12,560)                     (2,504)
       Loss on foreign currency transactions. . . . . . . . . . . . .            (757)                         22
       Gain on disposition of fixed assets. . . . . . . . . . . . . .          (2,133)                     (2,925)
       Undistributed earnings of investees. . . . . . . . . . . . . .            (573)                       (691)
       Income applicable to minority interest . . . . . . . . . . . .              80                         113
       Bad debt expense . . . . . . . . . . . . . . . . . . . . . . .             950                         808
       Increase in accounts receivable. . . . . . . . . . . . . . . .          (6,339)                    (28,292)
       Increase in inventories and
         advances on purchases of tobacco . . . . . . . . . . . . . .         (23,793)                    (32,600)
       Increase in recoverable taxes. . . . . . . . . . . . . . . . .          (2,995)                       (933)
       Decrease (increase) in prepaid expenses. . . . . . . . . . . .           1,927                      (4,995)
       Decrease in accounts payable
         and accrued expenses . . . . . . . . . . . . . . . . . . . .         (22,237)                    (10,594)
       Increase (decrease) in advances from customers . . . . . . . .           6,149                     (40,551)
       Increase (decrease) in income taxes. . . . . . . . . . . . . .          (2,333)                     17,565
       Other. . . . . . . . . . . . . . . . . . . . . . . . . . . . .             615                          37
                                                                           ____________                  __________
         Net cash provided (used) by operating activities . . . . . .          13,637                     (29,935)
                                                                           ____________                  __________

Investing activities
    Purchase of property and equipment. . . . . . . . . . . . . . . .         (27,949)                    (21,082)
    Proceeds from sale of property and equipment. . . . . . . . . . .          16,964                       7,429
    Payments received on notes receivable
       and receivable from investees. . . . . . . . . . . . . . . . .           8,353                       1,357
    Advances for notes receivable . . . . . . . . . . . . . . . . . .          (6,535)                     (4,106)
    Proceeds (advances) for other investments
       and other assets . . . . . . . . . . . . . . . . . . . . . . .          (2,195)                      2,165
    Prepaid purchase cost - Intabex . . . . . . . . . . . . . . . . .               -                     (14,939)
    Purchase of subsidiary. . . . . . . . . . . . . . . . . . . . . .         (14,590)                          -
    Purchase of remaining interest in investee. . . . . . . . . . . .          (2,200)                          -
                                                                           ____________                  __________
         Net cash used by investing
         activities . . . . . . . . . . . . . . . . . . . . . . . . .         (28,152)                    (29,176)
                                                                           ____________                  __________

Financing activities
    Net change in short-term borrowings . . . . . . . . . . . . . . .         (15,680)                     58,555
    Proceeds from long-term borrowings  . . . . . . . . . . . . . . .              24                       8,911
    Repayment of long-term borrowings . . . . . . . . . . . . . . . .         (20,722)                     (9,644)
    Proceeds from sale of common stock. . . . . . . . . . . . . . . .           3,204                       1,804
    Cash dividends paid to DIMON Incorporated
       stockholders . . . . . . . . . . . . . . . . . . . . . . . . .         (21,785)                    (18,435)
                                                                           ____________                  __________
    Net cash provided (used) by financing activities. . . . . . . . .         (54,959)                     41,191
                                                                           ____________                  __________
Effect of exchange rate changes on cash . . . . . . . . . . . . . . .          (1,552)                       (325)
                                                                           ____________                  __________
Decrease in cash and cash equivalents . . . . . . . . . . . . . . . .         (71,026)                    (18,245)
Increase in cash from consolidation of investee . . . . . . . . . . .              27                           -
Cash and cash equivalents at beginning of year. . . . . . . . . . . .         107,131                      53,820
                                                                           ____________                  __________
         Cash and cash equivalents at end of period . . . . . . . . .        $ 36,132                    $ 35,575
                                                                           ============                  ==========


See notes to consolidated financial statements

                       DIMON INCORPORATED AND SUBSIDIARIE
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




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

          The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), and has reflected changes required for all periods presented in the accompanying unaudited consolidated financial statements. The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:


                                                    1998           1997                    1998           1997
                                                   Third          Third              First Nine      FirstNine
(in thousands, except per share amounts)         Quarter        Quarter                  Months         Months
                                                --------        --------             ----------      ---------
  Basic Earnings Per Share
  ------------------------
  Net Income. . . . . . . . . . . . . . . . . . $10,642         $18,817                 $42,032        $51,143

  Shares
  ------
  Weighted Average
  Shares Outstanding. . . . . . . . . . . . . .  44,525          42,433                  44,456         42,390

  Basic Earnings Per Share
  ------------------------
  Net Income. . . . . . . . . . . . . . . . . .    $.24            $.44                    $.95          $1.21


  Diluted Earnings Per Share
  --------------------------
  Net Income. . . . . . . . . . . . . . . . . . $10,642         $18,817                 $42,032        $51,143
  Add after tax interest expense
     applicable to 6 1/4%
     Convertible Debentures
     issued April 1, 1997. . . . . . . . . . . .  1,175               -                   3,526              -
  Adjusted Net Income . . . . . . . . . . . . . $11,817         $18,817                 $45,558        $51,143

  Shares
  ------
  Weighted average number of
     common shares outstanding . . . . . . . . . 44,525          42,433                  44,456         42,390
  Shares applicable to stock options,
     net of shares assumed to be
     purchased from proceeds at
     ending market price . . . . . . . . . . . .    182             464                     371            298

  Assuming conversion of 6 1/4%
     Convertible Debentures
     at beginning of period. . . . . . . . . . .  4,287               -                   4,287              -

  Weighted Average Diluted Shares
     Outstanding . . . . . . . . . . . . . . . . 48,994          42,897                  49,114         42,688

  Diluted Earnings Per Share
  --------------------------
  Net Income as Adjusted. . . . . . . . . . . .    $.24            $.44                    $.93          $1.20


DIMON INCORPORATED AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)




          Due to the provisions of FAS 128, previously reported shares changed insignificantly; however, previously reported earnings per share for the nine-month period increased $.01 per share on the diluted computation.

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

          During the nine months ended March 31, 1998, the Company paid out $2.6 million, principally for employee separations.

4. On April 1, 1997, DIMON Incorporated acquired all the outstanding capital stock and other rights of Intabex Holdings Worldwide S.A. (Intabex), a privately-owned Luxembourg holding company. Separately, a Zimbabwe company that is a wholly-owned subsidiary of DIMON acquired certain tobacco assets from an Intabex affiliated company in Zimbabwe. The purchase price was preliminarily allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition. This preliminary allocation resulted in an excess of purchase price over net assets acquired of $159 million at June 30, 1997 which has been adjusted to $169 million as of March 31, 1998, based on current estimates. The excess of purchase price over net assets acquired is being amortized on a straight-line basis over 40 years.

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

7. The results of operations for the three and nine months ended March 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1997.

8. Certain prior period amounts have been reclassified to conform to the current period presentation.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations


RESULTS OF OPERATIONS:
(in thousands)

Three Months Ended March 31, 1998 Compared to Three Months
Ended March 31, 1997:

Net sales and other operating revenues were $744,582, an increase of $76,436 or 11.4%, for the three months ended
March 31, 1998, from $668,146 for the same period in 1997.
The increase in tobacco sales revenues of $66,350, or 11.8%, was primarily due to increased quantities of foreign grown tobacco and increases from new origins of foreign grown tobacco from Intabex entities, partially offset by decreased average prices of foreign grown tobacco and decreased quantities of U.S. grown tobacco. Volumes of foreign tobacco sold during the quarter increased by approximately 88% while volumes of U.S. tobacco sold during the quarter declined approximately 18%. Average prices decreased due primarily to decreases in prices of tobacco purchased and product mix. The increases are primarily due to increased quantities of foreign tobacco and new origins from Intabex entities which accounted for approximately
$150,000 and $17,000 of the increase, respectively, offset partially by decreased quantities of U.S. grown tobacco and decreased average prices of foreign grown tobacco which accounted for approximately $69,000 and $38,000, respectively, of the decrease. The foreign grown increased quantities were primarily in South America, Africa and Europe; the sales price decreases were primarily in South
America. The significant decline in U.S. tobacco sales volumes reflect a curtailment of leaf purchases by certain of the Company's key U.S. domestic customers in anticipation of either a settlement of tobacco litigation and potential higher excise taxes on cigarettes sold in the U.S. The Company was also negatively impacted by devaluing currencies in certain Asian countries that caused some customers to delay or cancel shipments of tobacco. The
Company believes that the risks of further delays in shipments and the realization of lower average prices could continue in future periods. Sales in the flower division increased $10,086, or 9.4%, due primarily to the acquisition of Sierafor B.V., offset partially by the continuing strength of the U.S. dollar versus European currencies which negatively impacted sales by approximately
$11,000.

Cost of sales and expenses for the period ended March 31,
1998, were $709,570, an increase of $82,259, or 13.1%  from
$627,311 for the three months ended March 31, 1997.  Cost
of sales and expenses of the tobacco operations increased
$70,494 or 13.5%, primarily due to increased sales, start-
up costs in Tanzania of $10 million and by increased
selling, general and administrative expense in connection
with the Intabex acquisition including approximately $1,016
of amortization costs.  The gross profit for the tobacco
operations increased by $3,858, or 6.7%, due primarily to
increased sales of foreign grown tobacco from South
America, Asia and the Dark tobacco operations from Intabex.
The gross margin percentage decreased from 10.2% to 9.8%.
Cost of sales and expenses for the Company's flower segment
increased $9,459, or 9.2%, primarily due to the acquisition
of Sierafor.  The gross margin for the flowers operations
increased $109, primarily due to Sierafor and increased
gross margins in Baardse, partially offset by decreased
gross margins in Germany.   Corporate expenses increased
$2,306 due to increased personnel costs related primarily to a credit in 1997 due to the expiration of unexercised stock appreciation rights.

Interest expense increased $11,178 for the quarter ended
March 31, 1998, from the same period last year primarily due to higher average borrowings.

The effective income tax rate decreased from 39.9% in fiscal year 1997 to 26.2% in fiscal year 1998. The reduction in the rate for the quarter is primarily due to a combination of changes in the overall blend of taxable income and reductions of tax rates from changes in the laws of the various countries in which the Company operates.

Equity in net loss of the tobacco investee companies increased $6 in fiscal year 1998 from the same period last year. The increase is primarily due to investee entities of Intabex, offset partially due to consolidating operations in North America and Greece that were investees with losses in fiscal year 1997.

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)



(in thousands)

Nine Months Ended March 31, 1998 Compared to Nine Months
Ended March 31, 1997:

Net sales and other operating revenues were $1,946,104, an increase of $95,883, or 5.2%, for the nine months ended
March 31, 1998, from $1,850,221 for the same period in 1997. The tobacco sales increased $105,488, or 6.8%, due primarily to increased quantities of foreign grown tobaccos, new origins from Intabex entities and increased
U.S. and foreign processing services which accounted for approximately $272,000, $70,000 and $21,000, respectively.
This increase was partially offset by a decrease in quantities of U.S. grown tobacco and decreased average prices of foreign grown tobacco which accounted for $154,000 and $109,000, respectively. The increased quantities were primarily from South America, Africa and Europe. Volumes of foreign grown tobacco sold during the nine-month period increased by more than 53% while volumes of U.S. grown tobacco sold decreased by more than 17%. The decreased average prices were due to decreases in prices of purchased tobacco and product mix on sales from Brazil and Africa. The decreased quantities of U.S. grown tobacco is due primarily to decreased orders from domestic cigarette manufacturers because of uncertainties surrounding settlement of tobacco litigation and potential higher excise taxes on cigarettes sold in the U.S. The Company also was negatively impacted by devaluing currencies in certain Asian countries that caused some customers to delay or cancel shipments of tobacco. The Company believes that the risks of further delays in shipments and the realization of lower average prices could continue in future periods. The decrease in flower sales of $9,605, or 3.2%, was due primarily to an approximate $35,600 decrease due to the effect of applying U.S. dollar exchange rates, partially offset by increased sales of Baardse and Sierafor.

Cost of sales and expenses, for the period ended March 31, 1998, were $1,825,082, an increase of $88,821, or 5.1%, from $1,736,261, from the same period in 1997. Cost of sales and expenses of the tobacco operations increased
$95,281, or 6.6%, primarily due to increased sales, start-up costs in Tanzania of $10 million and expenses related to Intabex including approximately $2,966 of amortization costs. The gross profit from the tobacco operations increased $29,604, or 17.1%, primarily due to the increases in Europe, the Dark tobacco operations of Intabex, Asia and South America. The gross margin percentage for tobacco operations increased from 11.2% to 12.2%. Cost of sales and expenses for the flower operations decreased $9,249, or 3.2%, primarily due to decreased sales and decreased personnel costs, offset partially for the acquisition of Sierafor. The gross margin for the flower operations decreased $2,723, or 8.6%, and the gross margin percentage for the flower operation decreased from 10.7% to 10.1%, both due primarily to the economic conditions in Germany, offset partially by increased gross margins in Baardse and the acquisition of Sierafor. Corporate expenses increased
$2,789, or 31.9%, due primarily to increased personnel costs.

Interest expense increased $34,047 for the nine months ended March 31, 1998, from the same period last year primarily due to higher average borrowings, partially offset by lower average rates.

The effective tax rate decreased from 39.3% in fiscal year
1997 to 26.3% in fiscal year 1998. The reduction in the rate is primarily due to a combination of changes in the overall blend of taxable income and reductions of tax rates from changes in the laws of the various countries in which the Company operates.

Equity in net income of the tobacco investee companies decreased $118 fiscal year 1998 from the same period last year. The decrease is primarily due to consolidating operations in North America and Greece that were investees with profits in fiscal year 1997, partially offset by investee entities of Intabex.

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

Reflecting the seasonal increase in the tobacco operations, DIMON's working capital decreased from $699,993 at June 30, 1997 to $686,345 at March 31, 1998. The current ratio of
2.0 to 1 at June 30, 1997 remained at 2.0 to 1 at March 31,
1998. At March 31, 1998, current assets decreased $25,017, or 1.8%, and current liabilities decreased $11,369, or 1.7%, from June 30, 1997. Current assets decreased primarily due to decreases in cash and advances of $70,999 and $20,074, respectively, offset partially by the increase in tobacco inventories of $65,522. Current liabilities decreased primarily due to decreases in accrued expenses, accounts payable trade and notes payable to banks of $11,401, $8,517 and $8,094, respectively, offset partially by the increase in accounts payable other of $19,359.

Although total working capital has remained approximately the same as June 30, 1997, planned shipments of tobacco inventory continue to be delayed and shipments to customers in east Asia that have been postponed to the next fiscal year have contributed to working capital being approximately $232 million more at March 31, 1998 than at March 31, 1997 and more than the Company had previously planned. This higher than expected working capital asset level, together with the additional borrowings outstanding as a result of the Intabex acquisition, has negatively impacted net income due to the additional interest expense for the three-month and nine-month periods. Interest expense for the three months and nine months ended March
31, 1998 totaled $20,243 and $64,661, respectively. These amounts were approximately 123.3% and 111.2% over interest expense for the comparable 1997 periods.

At March 31, 1998, DIMON had seasonally adjusted lines of credit of $1,436 million, excluding the long-term credit agreements. These lines bear interest at annual rates ranging from 5.63% to 11.04%. At March 31, 1998, unused lines of credit amounted to $640 million, net of $92 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding borrowings excluding the long-term credit agreements during the nine months ended March 31, 1998 were $652 million.

To ensure long-term liquidity, DIMON entered into a $500 million New Credit Facility, effective June 27, 1997, with
20 banks which replaced DIMON's $240 million existing credit facility. The Company had $140 million of borrowings under these agreements at March 31, 1998. The
Company uses the New Credit Facility to classify $360 million of working capital loans to Revolving Credit Notes at March 31, 1998. It is the Company's intent to finance at least $500 million on a long-term basis. The New Credit
Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The New Credit
Facility's initial term expires on June 27, 2000, and subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.50% at March 31, 1998). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

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

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations
         (Continued)



Cash flows provided in operating activities increased
$43,572 from ($29,935) to $13,637 for the nine months ended
March 31, 1998 over the same period last year, due primarily to increases in advances from customers and accounts receivable, offset by a decrease in income taxes.
Cash flows used in investing activities decreased $1,024 primarily due to decreased prepaid purchase cost-Intabex and proceeds from the sale of property and equipment, offset partially by an increase in purchase of subsidiary.
Cash flows provided by financing activities decreased
$96,150 primarily due to net repayment of borrowings.


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

In view of these uncertainties, the Company believes that it is not likely that there will be robust growth in sales and operating profit for the remainder of the fiscal year and the next fiscal year. Additionally, the Company continues to gauge the changing environment and demand for its products and will continue to implement responsive programs seeking to moderate the effects on future periods.

The Company is evaluating the strategic fit of its flower operations with DIMON's long-term growth plans and is considering several alternatives regarding the optimization of this division's contribution to shareholder value.


FACTORS THAT MAY AFFECT FUTURE RESULTS:

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

PART II.  OTHER INFORMATION


Item 2.     Changes in Securities and Use of Proceeds

Effective March 31, 1998, DIMON International, Inc. And
Florimex Worldwide, Inc., wholly-owned subsidiaries of the Company, were merged with and into the Company. The mergers were permitted under the Indenture, dated May 29, 1996, governing the Company's 8 7/8% Senior Notes due 2006
(the "Notes") and had the effect of eliminating the guarantees of the Notes made by these subsidiaries.
Effective with its financial statements for the quarter ended March 31, 1998, the Company has discontinued providing separate financial information with respect to these subsidiaries in the notes to its financial statements.


Item 6.     Exhibits and Reports on Form 8-K

( a )   Exhibits 10     -  Amendment No. 1 dated May 6, 1998 to the
                           $500,000,000 Credit Agreement dated as of June 27, 1997

( b )   Exhibits 27     -  Financial Data Schedule

( c )   Reports on Form 8-K - None

                     SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.


                                DIMON INCORPORATED



                                /s/Jerry L. Parker
Date: May 15, 1998              ----------------------------------
                                Jerry L. Parker
                                Senior Vice President - Controller
                                (Principal Accounting Officer)

                         EXHIBIT INDEX
                    -------------------------

                                                                Page
Exhibit                                                          No.
-------                                                        ------

  10       Amendment No. 1 dated May 6, 1998 to the
           $500,000,000 Credit Agreement dated as of
           June 27, 1997 amoung the Company, the
           lenders named therein, NationsBank, N.A. as
           administrative agent, First Union National Bank,
           as documentation agent and Cooperatieve
           Centrale Raiffaisen-Boerenleenbank B.A.,
           "Rabobank Nederland," New York Branch and
           Societe Generale as co-agents. . . . . . . . . . . . 17 - 26

  27       Financial Data Schedule. . . . . . . . . . . . . . .    27

