Form 10-K/A
period 1996-06-30
DIMON INC
filed 1998-09-25
CIK 939930

Page 1 of 216
                                                Exhibit Index
                                                on Page 79 through 82


                    SECURITIES AND EXCHANGE COMMISSION
                         Washington, D.C.  20549

                               FORM 10-K/A



      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

     For the fiscal year ended June 30, 1996

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

     For the transition period from _____________ to __________________.

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

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22 1998.
DIMON INCORPORATED (Registrant)                              /s/  Claude B. Owen, Jr.
                                                         By ____________________________________
                                                         Claude B. Owen, Jr.
                                                         Chairman of the Board and
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on
September 22 1998.
/s/  Claude B. Owen, Jr.                     /s/  Norman A. Scher
__________________________________           __________________________________
Claude B. Owen, Jr.                          Norman A. Scher
  Chairman of the Board and                   Director of DIMON Incorporated
  Chief Executive Officer of DIMON
  Incorporated
                                             /s/  Henry F. Frigon
/s/  Joseph L. Lanier, Jr.                   ____________________________________
__________________________________           Henry F. Frigon
Joseph L. Lanier, Jr.                          Director of DIMON Incorporated
  Director of DIMON Incorporated

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

/s/  Thomas F. Keller                        ___________________________________
__________________________________           Anthony C. B. Taberer
Thomas F. Keller                                 Director of DIMON Incorporated
  Director of DIMON Incorporated
                                             /s/   Jerry L. Parker
                                             _________________________________
/s/  James E. Johnson, Jr.                   Jerry L. Parker
__________________________________               Senior Vice President-Controller
James E. Johnson, Jr.                            (Principal Accounting Officer) of
  Director of DIMON Incorporated                 DIMON Incorporated

</TEXT