Form 10-K/A
period 1997-06-30
DIMON INC
filed 1998-09-25
CIK 939930

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

                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 1998.
DIMON INCORPORATED (Registrant)                              /s/  Claude B. Owen, Jr.
                                                         By ____________________________________
                                                         Claude B. Owen, Jr.
                                                         Chairman of the Board and
                                                         Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on
September 22, 1998.
/s/  Claude B. Owen, Jr.                     /s/  Norman A. Scher
__________________________________           __________________________________
Claude B. Owen, Jr.                          Norman A. Scher
  Chairman of the Board and                   Director of DIMON Incorporated
  Chief Executive Officer of DIMON
  Incorporated
                                             /s/  Henry F. Frigon
/s/  Joseph L. Lanier, Jr.                   ____________________________________
__________________________________           Henry F. Frigon
Joseph L. Lanier, Jr.                          Director of DIMON Incorporated
  Director of DIMON Incorporated

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