Form 10-K
period 1998-06-30
DIMON INC
filed 1998-09-25
CIK 939930

Page 1 of 145
                                                     Exhibit Index
                                                     on Page 74 through 78


                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

        X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

       For the fiscal year ended June 30, 1998

       _____TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from _____________to_________________.

                        Commission File Number 1-13684

                              DIMON Incorporated
               ________________________________________________
           (Exact name of registrant as specified in its charter)

                  VIRGINIA                             54-1746567
  _________________________________________________________________________
  (State or other jurisdiction of incorporation)    (IRS Employer
                                                   Identification No.)

    512 Bridge Street, Danville, Virginia                         24541
  _________________________________________________________________________
  (Address of principal executive offices)                      (Zip Code)

  Registrant's telephone number, including area code:      (804) 792-7511
                                                           --------------

          Securities registered pursuant to Section 12(b) of the Act:
                        Common Stock (no par value)
                       Common Stock Purchase Rights

          Securities registered pursuant to Section 12(g) of the Act:
                                    None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                 Yes.....X......                No...........
       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
       The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on August 28, 1998, was approximately $384,432,000. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose.
       As of August 28, 1998, there were 44,525,004 shares of Common Stock outstanding.
       Portions of the registrant's definitive Proxy Statement for its 1998 Annual Meeting of Stockholders to be held November 13, 1998, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

                                PART I





  ITEM 1.BUSINESS
         --------

  DIMON Incorporated ("DIMON") is the second largest independent leaf tobacco merchant in the world. The Company acquired Intabex Holdings Worldwide S.A. ("Intabex"), on April 1, 1997 (the "Intabex Acquisition"), and is the successor to Dibrell Brothers, Incorporated ("Dibrell") and Monk-Austin, Inc. ("Monk-Austin"), which merged on April 1, 1995 (the "Merger"). Principally through the Intabex Acquisition the Company increased its market share in the established worldwide leaf tobacco market from approximately 30% to approximately 35%. In addition, DIMON strengthened its presence in several important tobacco growing regions, including Brazil, Argentina, Malawi, Thailand and Zimbabwe. The Company's address is 512 Bridge Street, Danville, Virginia 24541, and its telephone number is (804) 792-7511. See Note O to the Company's Consolidated Financial Statements for the year ended June 30, 1998, for detailed information regarding each of the Company's business segments.

  The following discussion may include "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995. These forward-looking statements generally are identified by words such as "expects" or "anticipates" and words of similar effect and include statements regarding the Company's financial and operating goals. Actual results may differ materially from those expressed in any forward-looking statements due to a variety of factors, including those discussed herein and below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors That May Affect Future Results."

  Tobacco
  -------

  The Leaf Tobacco Industry
  -------------------------

  The world's large multinational cigarette manufacturers, with one exception, rely on independent leaf tobacco merchants such as the Company to supply the majority of their leaf tobacco needs. Leaf tobacco merchants select, purchase, process, store, pack, ship and, in certain developing markets, provide agronomy expertise and financing for growing leaf tobacco. At the present time, there are three major global leaf tobacco merchants, including the Company. These three merchants source, process and ship leaf tobacco around the world for delivery to manufacturers of cigarettes and other tobacco products. The Company believes that the leaf tobacco industry is characterized by the following trends:

  Growth of American Blend Cigarettes. American blend cigarettes have gained market share in several major foreign markets, including Asia (particularly the Pacific Rim), Europe and the Middle East in recent years. American blend cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world. According to the Tobacco Merchants Association ("TMA"), American blend cigarette consumption (excluding China) has increased from 1.7 trillion units in calendar 1990 to 1.9 trillion units in calendar 1997, an increase of 11.8%. The TMA estimates that worldwide American blend tobacco consumption (excluding China) will increase an additional 6.4% to more than 2.0 trillion units by the year 2000. The TMA also estimates that worldwide American blend cigarette consumption (excluding China), as a percentage of total consumption, has also experienced substantial growth, increasing from 48.6% in 1990 to 53.8% in 1997, and is projected to reach 55.5% by the year 2000. As American blend cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by the three independent leaf tobacco merchants, including the Company, has grown accordingly.

  Growth in Foreign Operations of Large Cigarette Manufacturers. Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Central and Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of these markets. As cigarette manufacturers expand their global operations, the Company believes that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to the semi-perishable nature of unprocessed leaf tobacco and the existence of domestic content laws in certain countries. The Company believes that the international expansion of the large multinational cigarette manufacturers will cause these manufacturers to place greater reliance on the services of financially strong leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco.

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

  Recent Market Conditions. The Company believes that the present uncertainty in the litigation and legislative environments has led certain of the Company's key U.S. customers to decrease their global purchase programs significantly. In fiscal 1998, the Company's gross profit on sales to three of its larger customers, Philip Morris Companies, Inc., R. J. Reynolds Tobacco Company, Inc. and Lorillard Tobacco Company, was down $40 million from fiscal 1997. Other customers have become more opportunistic and have begun taking advantage of the softer global demand for tobacco. In addition, a surplus of flue-cured and burley tobacco has led to smaller crop sizes in the U.S. for the coming year.

  However, the Company believes that its reduced sales and profit margin represent a one-time adjustment in world leaf demand. It has also taken steps that may mitigate the effect of smaller U.S. crop sizes. In December 1997, the Company entered into a new extended agreement with R.
  J. Reynolds Tobacco Company, Inc. ("RJR") to cover processing, in addition to purchasing, of RJR's domestic tobacco needs. The Company has also improved its processing efficiency with the closure of its Greenville, North Carolina processing plant. All processing for RJR will be concentrated in the Company's plant in Kinston, North Carolina.

  The recent economic crisis in Asia has had an impact on the Company. Weakness in Asian currencies made it difficult for the Company's Asian customers to translate local currency sales into U.S. dollar purchases of leaf tobacco during much of fiscal 1998. Not only did committed inventories for Asian customers invoice more slowly than anticipated, but the opportunity to ship lower-cost leaf out of Asia was hampered by a lack of ocean freight containers, resulting from reduced imports of other goods to the region. In certain areas, however, such as Thailand and Korea, where exchange rates maintained some stability, the Company enjoyed a limited resumption of shipments near the end of fiscal 1998. The economic crisis has recently spread into Russia and the former Soviet Union with a resulting delay in some shipments for the first quarter of fiscal 1999.

  Lastly, the 1998 Brazilian tobacco crop was approximately 20% smaller than the 1997 crop as a result of reduced plantings and the effects of El Nino. Traditionally, activity in Brazil dominates the Company's fourth quarter and first quarter financial results. Although smaller crops have translated into weaker earnings, they have also helped mitigate the impact of a global surplus of leaf tobacco.

  Business Strategy
  -----------------

  The Company's primary business objective is to capitalize on the growth in worldwide consumption of American blend cigarettes by becoming the preferred low-cost supplier of leaf tobacco to the large multinational manufacturers of American blend cigarettes. The Company's goal is to maintain a ten percent annual growth rate in total gross profit over the long term. In measuring growth, the Company focuses on gross profit generated by sales volumes and not on total sales dollars which, due to fluctuations in raw material costs, may not correlate with profitability. The Company hopes to achieve total gross profit growth of 60% to 70% over the next five years. In addition, the Company intends to employ its operating leverage to generate a 15% pre-tax operating return on its assets used in the business, which would double the Company's operating income over the next five years. The Company believes that with an appropriate amount of leverage and careful global tax planning, it can convert its 15% pre-tax operating return on assets into a 20% after-tax return on equity. The Company believes that shortfalls in individual years will be made up by increases in the following years. The Company's ability to achieve these objectives will be subject to a variety of factors which may cause actual results to differ materially from these goals, including those discussed below under "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Factors that May Affect Future Results."

  To achieve these objectives, the Company has implemented a strategy to position itself to meet the needs of its cigarette manufacturing customers throughout the world by directly expanding its global operations in the major tobacco exporting countries and by forming strategic partnerships with its major customers in countries with emerging tobacco production. As part of its strategy, the Company acquired Intabex on April 1, 1997. The Company believes that the Intabex Acquisition has enhanced the Company's global tobacco purchasing capabilities, expanded and diversified its customer base and expanded its geographic reach. The Company's ability to respond to the global expansion and changing needs of the large multinational cigarette manufacturers is a critical factor in developing and expanding customer relationships. The principal components of the Company's business strategy are as follows:

  Increase the Company's operations in low-cost tobacco growing regions. To ensure breadth and depth of supply of tobacco, particularly the tobacco used in American blend cigarettes, the Company has expanded and plans to continue to expand its operations in South America, Africa and China, the largest production areas of flue-cured and burley tobacco outside of the U.S. During fiscal 1998, the company started construction of a new processing facility in Tanzania that is expected to be operational in November, 1998. Tanzania provides a desirable style of flue-cured tobacco that is different from Malawi and Zimbabwe and will help mitigate any loss of volume from reduced plantings of flue-cured tobaccos in Malawi over the next few years. The April 1, 1997 acquisition of Intabex and certain assets of Tabex (Pvt) Limited in Zimbabwe substantially expanded the Company's presence in Brazil, Argentina, Zimbabwe and Malawi, allowing the Company to enhance significantly its sourcing capacity in these countries, and established a new presence in Mozambique, Spain, Sri Lanka, Thailand, Zaire and Zambia. In 1995, the Company signed an agreement with the China National Tobacco Corporation to provide additional access to a state-of-the art processing facility and tobacco sources in the province of Yunnan. The Company also made acquisitions in 1995 in Bulgaria, Greece and Turkey. The Company intends to utilize its agronomy expertise in helping to develop low-cost sources of American blend quality tobacco and its existing relationships with the major multinational cigarette manufacturers to gain market share in these growth regions.

  Capitalize on outsourcing trends. The Company anticipates further outsourcing of leaf tobacco purchasing and processing by cigarette manufacturers. This outsourcing trend is driven by (1) higher margins in cigarette production, (2) the increasing sophistication required in sourcing leaf tobacco on a global basis, and (3) continued privatization of tobacco and cigarette production operations in other countries. In 1994, the Company began providing all leaf tobacco auction buying in the U.S. for RJR, the second largest cigarette producer in the U.S. In 1995, the Company began to purchase and process all of Lorillard Tobacco Company's ("Lorillard") auction market tobacco requirements in the U.S. In December 1997, the Company entered into a new extended agreement with RJR to cover processing, in addition to purchasing of RJR's domestic tobacco needs. With the improved tobacco purchasing capabilities and expanded geographic reach resulting from the Intabex Acquisition, the Company believes it will continue to be a major beneficiary of the outsourcing trends in the tobacco industry.

  Improve efficiency and reduce operating costs. The Company has consistently sought opportunities to improve efficiencies and reduce operating costs, particularly in connection with the Merger and the Intabex Acquisition. In connection with the Merger, the Company initiated a restructuring plan for its operations. The plan was designed to eliminate unprofitable locations, consolidate duplicative processing facilities, reduce the salaried workforce, improve operating efficiencies and increase regional unit accountability. This initiative resulted in the recognition of various charges, aggregating $3.9 million, $11.8 million, and $17.8 million for fiscal 1997, 1996, and 1995, respectively. These initiatives reduced the Company's annual operating costs and expenses by approximately $25 million in fiscal 1997. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

  In most major tobacco producing areas, the Company and Intabex had similar operations, which created opportunities for significant cost savings. Since the acquisition of Intabex, the Company has completed the following in connection with its consolidation:

       - Integration of the African operations of Intabex, including personnel reductions and consolidation of administrative offices, the redeployment of the assets of a tobacco processing facility and the conversion of that facility into a tobacco storage warehouse, and the dissolution of a joint venture;

       - Integration of the Latin American operations of Intabex, including personnel reductions, consolidation of administrative offices, the redeployment of the assets of a tobacco processing facility and the conversion of that facility into a tobacco storage warehouse;

       - Integration of North American operations of Intabex including the consolidation of the former joint venture partnership Eastern Carolina Leaf Processors, consolidation of administrative offices and personnel reductions and the closure of a tobacco processing facility; and

       - Integration of Asian operations, consisting primarily of personnel reductions and consolidation of some administrative offices.

  During fiscal 1998, DIMON continued to rationalize its operations throughout the world by closing plants in Brazil, Zimbabwe, and the United States. The processing machinery and equipment of the closed plants in Brazil and Zimbabwe were redeployed to other facilities in Malawi and Tanzania. The Company also terminated the joint venture in Malawi, and DIMON now processes its Malawi tobacco in a single facility.

  Expand operations in new markets. During the last decade, several of the large multinational cigarette manufacturers have expanded their global operations, particularly into Central and Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of new markets. The Company believes such expansion will increase demand for local sources of leaf tobacco and local tobacco processing due to the semi-perishable nature of unprocessed tobacco and the existence of domestic content laws in certain foreign countries.
  The Company believes these factors will cause manufacturers to place greater reliance on the services of financially strong leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher-quality local sources of leaf tobacco. Intabex's presence in emerging tobacco markets provides new sources of supply for the Company. Intabex brings new sources of tobacco in the countries of Mozambique, Spain, Sri Lanka, Thailand, Zaire and Zambia. In addition, the Company believes Intabex's tobacco operations in the emerging markets of Africa and Asia will significantly enhance its strength in these low-cost tobacco growing regions.

  As mentioned above DIMON expanded its operations in Africa during fiscal 1998 with a new processing facility being constructed in Tanzania. Additionally, the Company acquired 100 percent interest in Agroexpansion S.A. with processing facilities in Malpartida, Spain.

  In the Oriental tobacco operations, a DIMON wholly owned subsidiary acquired in June 1997 the remaining 55 percent of the outstanding shares of George Allamanis Tobacco International S.A. ("G.A.T.I."). Based in Thessaloniki, Greece, G.A.T.I. is a former joint-venture partner in which DIMON had previously owned a

  45 percent stake. In July 1997, DIMON acquired 100 percent of the privately held Bulgarian tobacco company Bulmon. Also, in fiscal 1998, DIMON acquired two Oriental leaf sourcing operations in the former Yugoslavian Republic of Macedonia.

  Through Compania de Filipinas S.A., a wholly owned subsidiary acquired with Intabex, DIMON sells premium cigar and other dark air-cured tobacco to the cigar industry.

  Operations
  ----------

  The Company has developed an extensive international network through which it purchases, processes and sells tobacco. In addition to its processing facilities in Virginia and North Carolina, the Company owns or has an interest in processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Greece, Macedonia and Turkey, the leading exporters of Oriental tobacco. The Company also has processing facilities in Germany, Italy, Spain, and Tanzania. Intabex owned and operated leaf processing facilities in Argentina, Sri Lanka, and Thailand. The Company and Intabex have historically contracted with third parties for the processing of tobacco in certain countries. Including Intabex operations, the Company contracts with third parties for leaf processing in Canada, Chile, China, Guatemala, India, Mozambique, Spain, Zaire and Zambia and certain countries of the former Soviet Union. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all countries that produce export-quality, flue-cured and burley tobacco, including Argentina, Canada, China, and India.

  Purchasing. Prior to the Intabex Acquisition, the Company purchased tobacco in approximately 26 countries, generally at auction or directly from growers. The Company now purchases tobacco in 32 countries and has expanded its purchasing capabilities significantly in Brazil, Argentina, Malawi, Tanzania, Thailand and Zimbabwe. Although the majority of the dollar value of tobacco sold by the Company is produced domestically, the relative importance of tobacco grown overseas to the Company's profitability has increased steadily. During fiscal 1998, approximately 42% of the dollar value of tobacco purchased by the Company was purchased in the U.S. Approximately 14%, 9% and 4% of the dollar value of tobacco purchased by the Company during fiscal 1998 were purchased in Brazil, Zimbabwe and Malawi, respectively. The balance of the Company's tobacco purchases during 1998 were made in other tobacco growing countries, including Argentina, Bulgaria, Canada, China, Germany, France, Greece, India, Italy, Mexico, Poland, the former Soviet Union, Tanzania and Turkey. The Company believes it has access to a diverse supply of tobacco grown in a number of regions throughout the world and can respond quickly to factors that may cause fluctuations in the quality, yield or price of tobacco crops grown in any one region.

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

  In non-auction markets such as Argentina, Brazil, Greece, Spain, Tanzania, and Turkey, the Company purchases tobacco directly from farmers or from local entities that have arranged for purchase from farmers. These direct purchases are often made by the Company based upon its projection of the needs of its long-standing customers rather than against specific purchase orders. The Company's arrangements with farmers vary from locale to locale depending on the Company's predictions of future supply and demand, local historical practice and availability of capital. For example, in Brazil, the Company generally contracts to purchase a farmer's entire tobacco crop at the market price at the time of harvest based on the quality of the tobacco delivered. Pursuant to these purchase contracts, the Company provides farmers with fertilizer and other materials necessary to grow tobacco and may extend loans to farmers to finance the crop. Under longer-term arrangements with farmers, the Company may also finance farmers' construction of curing barns.

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

  Processing. The Company processes tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. The Company processes purchased tobacco in over 30 facilities located throughout the world, nine of which were acquired in the Intabex Acquisition. Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality. Accordingly, the Company has located its processing facilities in proximity to its principal sources of tobacco.

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

  From time to time, the Company processes and stores tobacco acquired by various stabilization cooperatives under the U.S.'s price support program. The Company can derive significant revenues from the fees charged for such services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program. While these revenues are not material to the Company's net sales, they result in additional recovery of fixed cost that may be significant to gross profit.

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

  The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Of the 1998, 1997, and 1996 sales and other operating revenues, approximately 32%, 42%, and 55%, respectively, were to various tobacco customers which management has been led to believe are owned by or under common control of Philip Morris Companies, Inc. ("Philip Morris") or RJR (Philip Morris, RJR or Japan Tobacco Company in 1996, with Philip Morris and RJR accounting for significantly larger portions of the Company's sales) and each of which contributed in excess of 10% of total sales. No other customer accounts for more than 10% of the Company's sales. See Note O to the Company's Consolidated Financial Statements for the year ended June 30, 1998. The Company generally has maintained relationships with its customers for over forty years. In fiscal 1998, the Company delivered approximately 28% of its tobacco sales to customers in the U.S., approximately 37% to customers in Europe and the remainder to customers located in Asia, South America and elsewhere.

  As of June 30, 1998, the Company's consolidated entities had tobacco inventories of $588.1 million and had significant commitments or indications from customers for purchases of tobacco. The Company expects to deliver substantially all of the June 30, 1998 orders in fiscal 1999. The level of purchase commitments for tobacco fluctuates from period to period and is significant only to the extent that it reflects short-term changes in demand for leaf tobacco. The Company typically makes 80-85% of its leaf tobacco auction purchases pursuant to customer orders or supply contracts or customer indications of anticipated need, with most purchases made based on indications. Customers are legally bound to purchase tobacco purchased by the Company pursuant to orders, but no contractual obligation exists with respect to tobacco purchased in response to indications. However, the Company has done business with most of its customers for many years and has never experienced a significant failure of customers to purchase tobacco for which they have given indications. Other than the contracts with RJR and Lorillard described below under "Global Operations -- United States" and an agreement between Intabex and Tabacalera S.A. providing that Intabex will provide a significant portion of Tabacalera's tobacco needs, the Company has no significant supply agreements with its customers.

  The Company typically makes sales based on a customer's letter of credit, by cash against documents or by payment against invoice. Virtually all of the Company's sales throughout the world are denominated in U.S. dollars. While the Company usually receives payment for tobacco sold after the Company has processed and shipped it, some customers advance payments to the Company throughout the buying season as the Company purchases tobacco for the customers' accounts. The Company distributes processed tobacco directly from its storage facilities to its customers by truck or rail to its customers' storage or manufacturing facilities or to port for shipping.


  Global Operations
  -----------------

  United States. The Company owns and operates three processing facilities in North Carolina and Virginia. A federal program supports the price of tobacco grown in the U.S. and establishes quotas for production. Consequently, U.S.-grown tobacco is typically more expensive than tobacco grown elsewhere. Although domestic tobacco historically has accounted for the majority of the Company's sales, the Company expects that, because of this price differential and its generally increasing business outside of the U.S., sales of flue-cured and burley tobacco grown in the U.S. and related services will be less significant than in the past. The Company believes that any short-term decline in its domestic business should be offset in the short-term by increased foreign operations.

  In late fiscal 1994, Monk-Austin entered into an agreement with RJR to purchase all of RJR's U.S. auction market tobacco requirements. In late fiscal 1995, Dibrell entered into an agreement with Lorillard pursuant to which the Company will purchase and process all of Lorillard's domestic auction market tobacco requirements. In December 1997, the Company entered into a new extended agreement with RJR to cover processing, in addition to purchasing, of RJR's domestic tobacco needs. Generally, the contracts establish a framework for pricing the Company's services (which generally is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices), do not provide for minimum purchases and are terminable upon reasonable notice. The Company expects that purchases under these agreements will account for a substantial portion of its tobacco purchases in the U.S. in the future.

  Brazil. The Company believes it is one of the two largest independent leaf tobacco merchants in Brazil. The Company exports the majority of the tobacco that it processes in Brazil to its customers around the world. In fiscal 1998, the Company derived approximately 21% of its tobacco revenue from its Brazilian operations.

  In fiscal 1996, the Company merged its two wholly-owned subsidiaries, Tabra and Dibrell do Brazil to form DIMON do Brazil. DIMON do Brazil has three modern tobacco processing facilities located in the center of Brazil's tobacco production area. Brazil represents the Company's most significant foreign operation in virtually all respects, including purchasing volume, processing and storage capacities and operating income potential. Through the Merger and resulting reduction in duplicative functions and facilities, the Company reduced annual operating costs.

  Africa. The Company purchases flue-cured and burley tobacco at auction for customer orders in Zimbabwe and Malawi. The tobacco is threshed and packed for export at facilities in each country. The Company exports the majority of the tobacco it processes in Zimbabwe and Malawi to its customers around the world. In fiscal 1998, the Company derived approximately 12% of its revenue from its Zimbabwean and Malawian tobacco operations.

  Intabex's business in Africa allowed the Company to significantly increase market share in the established markets of Zimbabwe and Malawi. The addition of Intabex's business also creates a significant presence for the Company in South Africa, Tanzania, Zambia, Mozambique, and Zaire.

  In fiscal 1995, the Company combined the former Dibrell and Monk-Austin operations in Zimbabwe and Malawi to form two wholly-owned subsidiaries, DIMON Zimbabwe and DIMON Malawi. Through DIMON Zimbabwe the Company purchases, processes in one facility and exports flue-cured and burley tobacco grown in Zimbabwe. Through DIMON Malawi the Company purchases, processes in one facility and exports flue-cured and burley tobacco grown in Malawi.

  Greece and Turkey. The Company believes that it is one of the largest exporters of processed oriental tobacco in the world. Greece and Turkey are the most important producers of oriental tobacco. Through its wholly-owned subsidiaries, DIMON Hellas Tobacco SA, Georges Allamanis Tobacco International SA and DIMON Turk Tutun AS, the Company buys, exports and processes, in two facilities in each country, oriental tobacco grown in each country.

  Other Foreign Operations. The Company also has foreign subsidiaries, joint ventures and affiliates that purchase and sell tobacco grown in other countries throughout the world. The Intabex Acquisition provided the Company a significant presence in the established burley tobacco market in Thailand, a new presence in Spain and, through a wholly-owned subsidiary, new business as a supplier of premium cigar and other dark-air cured tobacco to the cigar industry. In addition, the Company owns and operates processing facilities in Italy, Germany and Mexico.

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

  Competition
  -----------

  The leaf tobacco industry is highly competitive. Competition among dealers in leaf tobacco is based on the price charged for products and services as well as the dealers' ability to meet customer specifications in the buying, processing and financing of tobacco. The Company believes that it is well positioned to meet this competition, particularly in view of its important processing facilities in the U.S., Brazil and other major tobacco growing countries. Prior to the Intabex Acquisition, the Company competed with three major tobacco processors and had significantly less market share than the world's largest processor. Following the Intabex Acquisition, the Company's principal competitors are Universal Corporation ("Universal") and Standard Commercial Corporation. The Company's market share has increased from approximately 30% to approximately 35%. Of the independent leaf tobacco merchants, the Company believes that, based on revenues, it ranks second in established worldwide market share. The Company further believes that among independent leaf tobacco merchants, it has the largest or second largest market share in Argentina, Brazil, Greece, Malawi, Turkey, the U.S. and Zimbabwe as well as other countries. Universal's market share in the U.S. and Africa is considerably greater than that of the Company.

  Seasonality
  -----------

  The purchasing and processing activities of the Company's tobacco business are seasonal. Flue-cured tobacco grown in the U.S. is purchased generally during the five-month period beginning in July and ending in November. U.S.-grown burley tobacco is purchased usually from late November through January or February. Tobacco grown in Brazil is purchased usually from January through June and delivered from January to July. Other markets around the world have similar purchasing periods, although at different times of the year, and as the importance of these markets has grown, the seasonality in the Company's business has decreased.

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

  Flowers
  -------

  The Company's fresh-cut flower operations consisted of buying flowers from sources throughout the world and transporting them, normally by air, to operating units for resale to wholesalers and retailers through its wholly-owned flowers subsidiary, Florimex. For the fiscal year ended June 30, 1998, the Company's flower operations had revenues of $391 million and, at June 30, 1998, assets of $103 million.

  On August 12, 1998, the Company signed a Stock and Asset Purchase Agreement with U.S.A. Floral Products, Inc., disposing of the cut flowers operations. The Company has treated the flower operations as discontinued. The sale of Florimex, for approximately $90 million in cash and assumed debt, is expected to generate a pre-tax gain of approximately $30 million in the first quarter of the fiscal year ended June 30, 1999.

  Employees
  ---------

  The Company's consolidated entities employed about 4,000 persons, excluding seasonal employees, in its worldwide tobacco operations at June 30, 1998. In the U.S. tobacco operations, the Company's consolidated entities employed about 750 employees at June 30, 1998. During processing periods the seasonal employees in the U.S. would number approximately 1,700. Most U.S. seasonal employees are covered by collective bargaining agreements with two local labor unions. Most of the full-time employees of the Company are not covered by collective bargaining agreements. In the non-U.S. tobacco operations, the Company's consolidated entities employed about 3,250 persons, excluding 8,600 seasonal employees at June 30, 1998. The Company's worldwide consolidated cut flower operation entities employed about 1,300 persons, excluding seasonal employees. The Company considers its employee relations to be satisfactory.

  Government Regulation and Environmental Compliance
  --------------------------------------------------

  In recent years, governmental entities in the U.S. at all levels have taken or have proposed actions that may have the effect of reducing consumption of cigarettes. These activities have included: (1) the U.S. Environmental Protection Agency's decision to classify tobacco environmental smoke as a "Group A" (known human) carcinogen; (2) restrictions on the use of tobacco products in public places and places of employment including a proposal by the U.S. Occupational Safety and Health Administration to ban smoking in the work place; (3) proposals by the U.S. Food and Drug Administration to restrict sharply cigarette advertising and promotion and to regulate nicotine as a drug; (4) increases in tariffs on imported tobacco; (5) proposals to increase the U.S. excise tax and state taxes on cigarettes; (6) the policy of the U.S. government to link certain federal grants to the enforcement of state laws banning the sale of tobacco products to minors; and (7) recent filings of lawsuits against cigarette manufacturers by many U.S. states and others seeking reimbursement of Medicaid and other expenditures claimed to have been made by such states to treat diseases allegedly caused by cigarette smoking. In 1993, Congress enacted a law (the 75/25 Rule) requiring that all domestically manufactured cigarettes contain at least 75% domestically grown tobacco. Although that law was repealed in 1995 and was replaced with import quotas designed to assist domestic tobacco growers, the law had the effect of drastically decreasing demand for foreign tobacco in the domestic production of cigarettes. It is not possible to predict the extent to which governmental activities might affect the Company's business.

  In June 1997, representatives of the leading U.S. manufacturers of consumer tobacco products, several state attorneys general and certain private plaintiffs entered into an agreement (the "Resolution") to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States' tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. Such legislation was never enacted.

  Instead, in April 1998, the Senate Commerce Committee approved a bill (the "Commerce Bill") that was substantially different and significantly more adverse to the domestic tobacco industry than the proposed Resolution. The Commerce Bill, as approved by the Commerce Committee, contemplated industry payments in excess of one-half trillion dollars over the first twenty-five years, provided the United States Food and Drug Administration ("FDA") with broad regulatory control over tobacco products, applied, in certain respects, to international sales of tobacco products, and eliminated virtually all of the provisions of the proposed Resolution that would limit liability of the tobacco industry in civil litigation in the United States. In June 1998, the United States Senate voted to return the Commerce Bill to the Senate Commerce Committee for further consideration. Other federal tobacco bills are also under consideration by Congress. The Company cannot predict whether the Commerce Bill or any other such federal tobacco legislation will be enacted, the form any such enactment might take or the extent to which such measures may affect the Company's business.

  The leading cigarette manufacturers also face hundreds of lawsuits brought throughout the United States and, to a much lesser extent, the world. Such suits have been brought on behalf of (i) individuals and classes of individuals alleging personal injury and (ii) state and local governments seeking recovery of health care costs allegedly caused by cigarette smoking, as well as other groups such as unions, health maintenance organizations, federal and state taxpayers, Native American tribes and others. Damages claimed in some of the smoking and health class actions and health care costs recovery cases range into the billions of dollars. Plaintiffs continue to file more such suits.

  It is not possible to predict the outcome of the litigation pending against the U.S. cigarette manufacturers. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional, similar litigation. Adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry continue to receive widespread media attention. These developments may negatively affect the perception of potential judges and juries with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional, similar litigation.

  The cigarette manufacturers have reached separate settlements with the states of Florida, Mississippi, Texas and Minnesota, and an environmental tobacco smoke personal injury class action brought on behalf of airline flight attendants. These settlements require the cigarette manufacturers to make scheduled payments for up to twenty-five years totaling more than $20 billion. The cigarette manufacturers may attempt to recover a portion of these costs by demanding price and other concessions from suppliers such as the Company. Such concessions could materially and adversely affect the Company's margins and its results of operations.

  Due to the present litigation and legislative environment, a substantial risk exists that past growth trends in tobacco sales may not continue and that existing sales may decline as a result of the proposed settlement. In addition, in response to the proposed federal settlement, groups representing tobacco farmers have proposed certain measures, including measures similar to the 75/25 Rule, that could adversely affect the Company's business. However, it is not possible to predict whether or in what form the proposed federal legislation or any additional measures will be approved by Congress and the President or the extent to which any settlement or such measures may affect the Company's business.

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

  In addition, from time to time, the leaf tobacco industry has been the subject of government investigations regarding trade practices. In September 1998, the Company and several of its employees received subpoenas relating to an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry. The Company expects to cooperate fully with this investigation.


  Financial Information About Industry Segments, Foreign And
  Domestic Operations And Export Sales
  ----------------------------------------------------------

  As discussed in Item 1, the Company operates in two business segments: the purchasing, processing and selling of leaf tobacco and the purchasing and selling of cut flowers. On August 12, 1998, the Company signed a Stock and Asset Purchase Agreement to sell the flower operations. Financial information concerning tobacco and its geographical operations is included in Note O to the Notes to Consolidated Financial Statements. Information with respect to the Company's working capital appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  ITEM 2.PROPERTIES
         ----------

  Following is a description of the material properties of the Company:

  Corporate
  ---------
  The Company's corporate headquarters are located in Danville, Virginia, and the tobacco operations are headquartered in Farmville, North Carolina.

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

  The following is a listing of the various material properties used in the tobacco operations:

                                                       AREA IN
        LOCATION                 USE                 SQUARE FEET
        _____________________________________________________________
              UNITED STATES
        -------------------
        DANVILLE, VA             FACTORY/STORAGE     1,891,000
        GREENVILLE, N.C.         STORAGE               302,000
        FARMVILLE, N.C.          FACTORY/STORAGE     1,020,000
        KINSTON, N.C.            FACTORY/STORAGE     1,069,000
        LAKE CITY, S.C.          STORAGE               252,000

             SOUTH AMERICA
        ------------------
        VERA CRUZ, BRAZIL        FACTORY/STORAGE     1,043,000
        SANTA CRUZ, BRAZIL       FACTORY/STORAGE     1,397,000
        VENANCIO AIRES, BRAZIL   FACTORY/STORAGE     1,250,000

             AFRICA
        -----------
        LILONGWE, MALAWI         FACTORY/STORAGE       809,000
        HARARE, ZIMBABWE         FACTORY/STORAGE     1,080,000

             EUROPE
        -----------
        KARLSRUHE, GERMANY       FACTORY/STORAGE       404,000
        GLAUZIG, GERMANY         FACTORY/STORAGE     1,276,000
        THESSALONIKI, GREECE     FACTORY/STORAGE       197,000
        SPARANISE, ITALY         FACTORY/STORAGE       466,000
        IZMIR, TURKEY            FACTORY(2)/STORAGE    854,000

             ASIA
        ---------
        LAMPHUN, THAILAND        FACTORY/STORAGE       103,000

  Flower Facilities
  -----------------

  Florimex had 59 different operating facilities throughout the world.
  The owned properties included an international distribution warehouse in Kelsterbach, Germany (near Frankfurt Airport), with offices and storages of about 60,000 square feet. In Nuremberg, the headquarters of Florimex, owned properties include office and storages of about 300,000 square feet. At all Florimex locations there were various properties, generally located near airports, consisting of owned or leased offices and storages. The storages at each location included cooler storages of various sizes to accommodate the needs of individual locations.
  Baardse, the Dutch flower exporter, had leased about 110,000 square feet of office and storage associated with the Aalsmeer auction operation. Aalsmeer had the largest flower auction facility in The Netherlands. Baardse also owned greenhouses in Aalsmeer with 125,000 square feet.
  The flower facilities were sold to U.S.A. Floral Products, Inc. on August 12, 1998, pursuant to the Stock and Asset Purchase Agreement.

  All of the above property is owned, except as otherwise indicated, by the Company, its subsidiaries or investee companies. The Company believes that the facilities are generally well maintained and in good operating condition and are suitable and adequate for its purposes at current and reasonably anticipated future sales levels.


  ITEM 3.LEGAL PROCEEDINGS
         -----------------

  DIMON acquired Intabex, and certain assets of Tabex (Private) Limited, an affiliate of Intabex, on April 1, 1997, for an initial purchase price of $264.19 million, consisting of 1.7 million shares of DIMON common stock, $140 million in ten year, 6.25% subordinated convertible debentures, convertible at $28.77 a share (the "Convertible Debentures"), and $86.12 million in cash, as reported on Form 8-K filed April 16, 1997.

  On September 22, 1998, DIMON filed an action in the United States District Court for the Southern District of New York relating to its acquisition of Intabex. The purchase agreements for DIMON's acquisition of Intabex and the Tabex assets provided several purchase price adjustment mechanisms relating to the pre-acquisition financial statements of Intabex and the representations, warranties and covenants of Intabex negotiated by DIMON as part of the acquisition. The Intabex stock purchase agreement provided for a post-closing adjustment in the purchase price based upon the net worth of Intabex as of March 31, 1997, as determined by audited financial statements of Intabex that were prepared in accordance with certain requirements of the stock purchase agreement. In August 1997, the Intabex purchase price was adjusted pursuant to this mechanism and reduced by $18.6 million to $245.6 million. The adjustment was effected by the return of $16.7 million principal amount of Convertible Debentures plus certain interest payments that had been made thereon, and $1.9 million in cash. The adjustment was reflected in the Company's Form 10-Q for the quarter ended September 30, 1997. At the time of the post-closing settlement, one of the former Intabex shareholders, Folium, Inc., also agreed to guarantee the sales price by DIMON of certain tobacco inventory that had been acquired as part of the Intabex acquisition. That guarantee resulted in a further payment to DIMON by Folium, Inc. of $7.3 million in April 1998. Folium, Inc. is controlled by a British Virgin Islands trust of which A.C.B. Taberer is a potential beneficiary. Mr. Taberer is a director of and consultant to DIMON and the former Chairman of Intabex.

  In addition to the post-closing audit and purchase price adjustment and the inventory payments, the former Intabex shareholders also agreed to indemnify DIMON, up to $90 million, for misrepresentations or breaches in Intabex's representations, warranties or covenants, including representations and warranties as to Intabex's financial statements for periods prior to April 1, 1997. Convertible Debentures in the principal amount of $90 million (the "Set-Off Debentures") were segregated at the time of the acquisition to secure any claims by DIMON for indemnification. DIMON is entitled, subject to the fulfillment of certain conditions, to set-off against the Set-Off Debentures any such claims. The amount of the Set-Off Debentures declines from $90 million in stages, with $15 million principal amount of Set-Off Debentures continuing to be subject to set-off after October 1, 1998, through July 31, 1999, and $10 million continuing to be subject to set-off from August 1, 1999 through April 1, 2000. However, the Set-Off Debentures are not released to the extent that claims are outstanding as of any of those dates. A DIMON subsidiary in Zimbabwe is entitled to similar indemnification and set-off rights in connection with the Zimbabwe tobacco assets purchased from Tabex, subject to a maximum indemnification and set-off of $12 million. Except for certain claims relating primarily to prior period taxes, claims for purchase price adjustment or indemnity under the stock purchase agreement generally must be asserted by DIMON by September 30, 1998.

  To allow adequate opportunity for discovery of possible adjustments, DIMON required that the claims mechanisms under the purchase agreements operate at least through September 30, 1998, the anticipated completion of DIMON's second full audit cycle after the acquisition. In connection with the completion of its analysis of post-closing adjustments, DIMON has asserted claims for indemnification for the full amount of the Set-Off Debentures. The claims reflect DIMON's rights for purchase price adjustment or indemnification under the stock purchase agreement arising out of, among other matters, inaccuracies or misrepresentations as to the carrying values of certain assets or income recorded in the Intabex financial statements for periods prior to the date of acquisition that were delivered pursuant to the stock purchase agreement or the understatement or omission of certain liabilities or expenses recorded in such financial statements. The acquisition was accounted for using the purchase method of accounting. As a result, the Intabex financial statements for periods prior to April 1, 1997, are not included in the Consolidated Financial Statements of DIMON.

  Any recovery pursuant to these claims or upon settlement with the former Intabex shareholders will be earnings accretive to DIMON. Any recovery will be applied first against $8.1 million in accounts receivable DIMON has established in its June 30, 1998, financial statements with respect to certain of these claims. Any balance will be recorded as an adjustment to the Intabex purchase price and a reduction in the carrying value of acquired assets, including goodwill, reflected on DIMON's consolidated balance sheet as of June 30, 1998. A corresponding reduction in DIMON's interest expense and in the number of shares used in calculating fully diluted earnings per share would result from any reduction in principal amount of Set-Off Debentures.

  Interest is payable on the Convertible Debentures quarterly. The stock purchase agreement provides that, absent an agreement among the parties, DIMON must obtain a court order before setting off its claims under the stock purchase agreement against the Set-Off Debentures. DIMON has been advised by counsel representing one of the former Intabex shareholders that the former shareholders have acknowledged responsibility for $4.8 million of the $8.1 million in claims reflected as receivables in the June 30, 1998 consolidated financial statements of DIMON, but have not agreed as to the accrual of interest and specific allocation of indemnity responsibility among them as to such claims. As to the balance of DIMON's claims, the former shareholders have advised DIMON that they do not have sufficient information currently to examine the claims.

  While DIMON intends to pursue further the settlement of these claims, in view of the amount of the claims, the settlement procedures provided in the stock purchase agreement, and the continuing accrual of interest on the Set-Off Debentures, DIMON filed suit in the United States District Court for the Southern District of New York against the former Intabex shareholders, Mr. Taberer and certain members of Mr. Taberer's family on September 22, 1998, seeking a court order with respect to DIMON's claim for set-off against the Set-Off Debentures, confirmation of DIMON's contractual remedies under the stock purchase agreement, and related damages as a result of the former Intabex shareholders' non-compliance with the stock purchase agreement and the misstatements and omissions with respect to the acquisition of Intabex. The total of the claims covered by the lawsuit is $110 million.

  During the pendency of the litigation, Mr. Taberer will not participate in the deliberations of DIMON's Board of Directors with respect to the pending dispute or any other related matters.


  ITEM 4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         ---------------------------------------------------
  None.

         ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF THE COMPANY



  The names and ages of all executive officers of the Company, as of June 30, 1998, are set forth below. Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.


          NAME             AGE                                          POSITION
  ______________________________________________________________________________________________________
  Claude B. Owen, Jr.      53                      Chairman of the Board - Chief Executive Officer of
                                                   the Company on October 21, 1994.  He also served as
                                                   Chairman, Chief Executive Officer and President of
                                                   Dibrell from July 1993 until the effective time of the
                                                   Merger and as Chairman of the Board and Chief
                                                   Executive Officer of Dibrell from February 1990 until
                                                   July 1993.  Mr. Owen also serves as a director for
                                                   American National Bankshares, Inc. and Richfood
                                                   Holdings, Inc.

  Albert C. Monk III       58                      President of the Company on October 21, 1994.
                                                   He also served as Chairman, Chief Executive
                                                   Officer and President of Monk-Austin beginning
                                                   from November 8, 1994 until  the effective time
                                                   of the Merger, Chief Executive Officer and President
                                                   of Monk-Austin since 1992 and President of
                                                   Monk-Austin since 1990.  Mr. Monk is the first cousin
                                                   of Robert T. Monk, Jr., a director of DIMON Incorporated.

  Brian J. Harker          48                      Executive Vice President and Chief Financial Officer
                                                   since October 1, 1996.  He also served as Senior Vice
                                                   President of DIMON International, Inc. from April
                                                   1995 to October 1996 and as Senior Vice President-
                                                   Director of International Operations of Monk-Austin
                                                   from July 1991 to April 1995.  Prior thereto he served
                                                   as Vice President of Monk-Austin.

  Richard D. O'Reilly      49                      Senior  Vice  President-Human Resources since May
                                                   16, 1995.  From 1989 to 1995, he served as Vice
                                                   President-Human Resources at Sweetheart
                                                   Corporation Company, Chicago, Illinois.

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


                                             DIMON
                                         Common Stock
                                                          Dividends
                              High          Low           Declared
                           _______________________________________
  Fiscal Year 1998
  Fourth Quarter..........$16.81          $10.50            $.17
  Third Quarter............26.31           15.56             .17


  Second Quarter...........26.43           23.25             .17
  First Quarter............26.50           21.50             .15

  Fiscal Year 1997
  Fourth Quarter..........$26.75          $19.75            $.15
  Third Quarter............26.00           21.75             .15
  Second Quarter...........23.25           17.87             .15
  First Quarter............19.87           17.87             .135



  As of June 30, 1998, there were 4,576 shareholders, including approximately 3,413 beneficial holders of its Common Stock. The Company pays dividends quarterly.

  The Company is subject to certain restrictions on its ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restrictions of Dividends."

         -----------------------------------

  FIVE-YEAR FINANCIAL STATISTICS
  DIMON Incorporated and Subsidiaries

                                                                       Years Ended June 30
  (in thousands, except per share amounts___________________________________________________________________________
  and number of stockholders)                    1998           1997**         1996           1995          1994
  ==================================================================================================================
  Summary of Operations (1)
   Sales and other operating revenues.........$2,171,803     $2,125,739     $1,770,166     $1,555,258     $1,095,722
   Cost of sales and expenses                  2,032,045      1,955,252      1,648,373      1,503,907      1,068,521
   Restructuring and merger costs                      -          3,864         15,858         25,214              -
                                              ______________________________________________________________________
   Operating income...........................$  139,758     $  166,623     $  105,935     $   26,137     $   27,201

   Interest expense...........................    83,769         50,518         43,161         40,799         32,123
                                              ______________________________________________________________________

   Income (loss) from continuing
     operations before income taxes,
     equity in net income (loss) of
     investee companies, income (loss)
     from discontinued operations and
     extraordinary item.......................$    55,989    $  116,105     $   62,774     $  (14,662)    $   (4,922)
   Income taxes...............................    (14,725)      (44,063)       (25,324)        (6,988)        (1,822)
   Equity in net income (loss) of
     investee companies, net of
     income taxes.............................        565           526           (330)        (1,805)            98
                                              ______________________________________________________________________

   Income (loss) before income (loss)
     from discontinued operations
     and  extraordinary item..................$    41,829    $    72,568    $   37,120     $  (23,455)    $   (6,646)
   Income (loss) from discontinued
     operations, net of  income taxes.........$     1,820    $     4,605    $    2,750     $   (6,710)    $   (1,844)
   Extraordinary item:
     Partial recovery on Iraqi
     receivable, net of income tax............          -              -         1,400              -              -
                                              ______________________________________________________________________

   Net Income (Loss)..........................$    43,649    $    77,173    $   41,270     $   (30,165)   $   (8,490)

  Per Share Statistics (1)
   Basic Earnings Per Share:
     Income (loss) before income (loss)
      from discontinued operations
      and extraordinary item..................$       .94    $      1.69    $      .93     $      (.61)   $     (.17)
     Income (loss) from discontinued
      operations..............................        .04            .11           .07            (.18)         (.05)
     Extraordinary item.......................          -              -           .04               -             -


     Net income (loss)........................        .98           1.80          1.04            (.79)         (.22)


         -----------------------------------

  FIVE-YEAR FINANCIAL STATISTICS
  DIMON Incorporated and Subsidiaries



                                                                       Years Ended June 30
  (in thousands, except per share amounts___________________________________________________________________________
  and number of stockholders)                    1998           1997**         1996           1995          1994
  ==================================================================================================================
   Diluted Earnings Per Share:
     Income before income from
      discontinued operations and
      extraordinary item......................$      .94 *   $     1.67     $      .92             *               *
     Income (loss) from discontinued
      operations..............................       .04 *          .10            .06             -               -
     Extraordinary item.......................         -              -            .03             -               -
     Net income...............................$      .98 *   $     1.77     $     1.01             *               *

   Dividends paid.............................$      .66     $     .585     $      .54     $    .535      $     .495
   Book value.................................$     9.48     $     9.21     $     7.46     $    6.27      $     7.57
  Return on average stockholders' equity......     10.52%         21.32%         14.88%       -11.45%          -2.85%

  Balance Sheet Data
   Current assets.............................$1,208,890     $1,371,479     $  668,775     $ 731,119      $  685,443
   Current liabilities........................   502,506        671,486        246,433       453,522         467,776
                                              ______________________________________________________________________

   Working capital............................$  706,384     $  699,993     $  422,342     $  277,597     $  217,667
   Working capital ratio......................  2.4 to 1       2.0 to 1       2.7 to 1       1.6 to 1       1.5 to 1
   Property, plant and
     equipment (net)..........................$  318,100     $  332,752     $  236,775     $  223,049     $  209,739
   Total assets...............................$1,797,478     $1,987,603     $1,020,014     $1,093,608     $1,043,816
   Revolving credit notes and
     other long-term debt.....................$  673,699     $  702,826     $  390,871     $  292,528     $  188,825
   Convertible Subordinated Debentures........$  123,328     $  123,328     $        -     $   56,370     $   56,475
   Stockholders' equity.......................$  421,930     $  408,263     $  315,848     $  238,806     $  288,314

  Other Statistics
   Weighted average common shares,
     basic....................................    44,473         42,850         39,568         38,070         38,068
   Weighted average common shares,
     diluted..................................    44,731 *       44,241         42,414         42,297         42,296
   Common shares outstanding
     at year end..............................    44,525         44,312         42,366         38,092         38,069
   Number of stockholders
     at year end (2)..........................     4,576          4,357          4,596          4,249          4,940
   Dividends paid.............................$   29,354     $   25,071     $   21,731     $   15,570     $   13,014
                                              ______________________________________________________________________


  * Computation of loss per share is antidilutive for the years 1995 and 1994. For 1998, assumed conversion of
    Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
  **See Note C to the consolidated financial statements for a discussion of acquisition.

  (1)  The Summary of Operations and Earnings Per Share for the years ended 1994 through 1997 have been restated to reflect the income (loss) from discontinued operations and the adoption in 1998 of SFAS 128, "Earnings per Share."
  (2)  Includes the number of Stockholders of record and non-objecting beneficial owners.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS
            -------------------------------------------------



  General
  -------

  The Company believes that it is the world's second largest independent purchaser and processor of leaf tobacco. The Company's tobacco operating profits fluctuate from year to year, primarily due to the effects of worldwide supply and demand on the Company's inventory positions and government regulations. See "Factors that May Affect Future Results -- Variability of Annual and Quarterly Financial Results."

  On April 1, 1997, the Company acquired all the outstanding capital stock of Intabex. The acquisition of Intabex was accounted for under the purchase method of accounting and, accordingly, no restatement has been made to the Company's historical financial information. The financial information of the Company prospectively includes that of Intabex for periods beginning after March 31, 1997.

  The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobacco. However, local country operating costs, including the purchasing and processing costs for tobacco, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the individual countries of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. See "Factors that May Affect Future Results -- International Business Risks" and Note P to the Company's Consolidated Financial Statements for the year ended June 30, 1998.

  In fiscal 1995, the Company initiated a restructuring plan including both the tobacco and flower businesses. The plan was designed to eliminate unprofitable locations, consolidate duplicative processing facilities, reduce the salaried workforce, improve operating efficiencies and increase regional unit accountability. This initiative continued through 1997 and resulted in the recognition of various charges. Those charges for continuing operations before tax totaled $3.9 million in 1997, $15.9 million in 1996 and $25.2 million in 1995.

  On August 12, 1998, the Company signed a definitive agreement to sell the assets of its flower business for approximately $90 million in cash and assumed debt. As a result of the sale, the flower business has been reflected as a discontinued operation in the Company's income statements for all periods presented.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



  Results of Operations
  ---------------------

  The following table expresses items in the Statement of Consolidated Income as a percentage of sales for each of the three most recent years. Any reference in the table and the following discussion to any given year is a reference to the Company's fiscal year ended June 30.

                                                                Years Ended
                                                    ______________________________________
                                                      1998          1997*           1996*
                                                    ======================================
  Sales and other operating revenues..............   100.0%        100.0%          100.0%
  Cost of goods and services and expenses.........    88.0          87.1            87.7
  Selling, administrative and general expenses....     5.5          4.85              .5
  Restructuring and merger related costs..........       -            .2              .9
                                                    ______________________________________
  Operating income................................     6.5           7.9             5.9

  Interest expense................................    (3.9)         (2.4)           (2.4)
                                                    ______________________________________
  Income from continuing operations
    before income taxes and income from
    discontinued operations.......................     2.6           5.5             3.5

  Income taxes....................................     (.7)         (2.1)           (1.4)

  Income from discontinued operations.............      .1            .2              .2
                                                    ______________________________________
  Net income......................................     2.0           3.6             2.3
                                                    ======================================

  *  Restated for discontinued operations.


  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



  Comparison of the Year Ended June 30, 1998 to the Year Ended
  June 30, 1997

  The Company's sales and other operating revenues from continuing operations were $2.172 billion, an increase of 2.2% from $2.126 billion in 1997, primarily due to higher volumes of foreign grown tobacco, offset partially by lower volumes from the United States and lower prices on foreign grown tobaccos. Higher volumes of foreign grown tobacco accounted for increases of $296.3 million. Increases in quantities were principally from South America and Europe. The volume of foreign grown tobacco has increased 27.5% over the prior fiscal year primarily due to the inclusion of a full year of Intabex. Lower volumes in the United States resulted in a $150.6 million decrease in sales, and lower prices of foreign grown tobacco resulted in a $106.3 million
  decrease in sales.   The volume of U.S. grown tobacco has decreased
  16.7% from the prior fiscal year. The decrease in quantities of U.S. grown tobacco are primarily the result of decreased orders from domestic cigarette manufacturers due to uncertainties surrounding settlement of tobacco legislation and potentially higher excise taxes on cigarettes sold in the U.S. The decrease in prices of foreign grown tobacco were primarily due to product mix and decreases in purchase prices of tobacco. The Company has also been negatively impacted by devaluation of currencies in certain Asian countries which has resulted in delay or cancellation of some shipments of tobacco. The Company believes that the risks of further delays in shipments and the realization of lower average prices could continue in future periods.

  The cost of sales and expenses from continuing operations before restructuring and merger related costs increased 3.9% from $1.955
  billion in 1997 to $2.032 billion in 1998.   Operating  margin
  (operating income) as a percentage of sales before restructuring decreased from 8.1% in 1997 to 6.5% in 1998. The decrease in operating margins was due primarily to $10 million in excess costs associated with start-up operations in Tanzania and $6.9 million in inventory writedowns. There were also increases in personnel and professional expenses of $10.8 million and depreciation and amortization of $6.3 million. Amortization expense related to the Intabex acquisition increased from $.9 million in 1997 to $4.0 million for a full year in 1998.

  Restructuring charges in fiscal 1997 were $3.9 million and related principally to employee separations.

  Interest expense in 1998 increased $33.3 million, of which approximately $44 million was due to higher average borrowings, offset partially by an approximate $11 million decrease due to lower average rates.

  The effective tax rate for 1998 was 26.3% compared to 38% in 1997. The decrease in rate was due to changes in the distribution of income between tax jurisdictions.

  Income from discontinued operations, net of tax, has decreased $2.8 million, primarily due to a $3 million pre-tax charge in connection with the reorganization of the Company's German flower operations.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



  Comparison of the Year Ended June 30, 1997 to the Year Ended
  June 30, 1996

  The Company's sales and other operating revenues were $2.126 billion, an increase of 20.1% from $1.770 billion in 1996, primarily due to higher prices on tobaccos sold from North America, South America and Africa, higher volumes in North America and Asia and additional sales from the subsidiaries of Intabex Holdings Worldwide S.A. ("Intabex"), which was acquired April 1, 1997. These increases were partially offset by lower quantities sold from South America. Higher prices accounted for $13.8 million in North America, $53.6 million in South America and $65.7 million in Africa of the increase in sales. Higher quantities accounted for $33.9 million in North America and $36.6 million in Asia of the increase in sales. Lower quantities in South America resulted in a decrease in sales of $67.7 million due to higher quantities in the fourth quarter of 1996. The acquisition of Intabex resulted in a $188.1 million increase in sales.

  Cost of sales and expenses from continuing operations before restructuring and merger related costs increased 18.6% in 1997 from 1996 primarily due to the increase in sales and increased amortization expense resulting from goodwill on the acquisition of Intabex, offset by decreases in personnel costs and legal and professional expenses.

  Restructuring charges in 1997 were $3.9 million and were primarily due to employee separations. Restructuring charges for 1996 were $15.9 million and consisted of $15.7 million for employee separations, a credit of $.7 million for facility sales and closures and $.9 million for asset writedowns and other items.

  Interest expense increased $7.4 million in 1997 primarily due to higher average borrowings in financing the acquisition of Intabex, offset by lower interest rates.

  The effective tax rate for 1997 was 38% compared to 40% in 1996. This decrease is due to the overall blend of the income between taxing jurisdictions.

  Income from discontinued operations increased $1.9 million due to favorable exchange rate impacts on costs, the effects of discontinuing lower margin operations and revised credit policies.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



  Liquidity and Capital Resources
  -------------------------------

  The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.

                                                             Years Ended June 30
                                                  _________________________________________
(in thousands, except for current ratio)           1998            1997*           1996*
___________________________________________________________________________________________
Cash and cash equivalents.......................$   18,729       $  107,131      $  53,820
Net trade receivables...........................   319,295          396,156        190,898
Inventories and advances on
  purchases of tobacco..........................   804,817          835,626        408,210
Total current assets............................ 1,208,890        1,371,479        668,775
Notes payable to banks..........................   282,470          350,263              -
Accounts payable................................    96,483          143,927        104,506
Total current liabilities.......................   502,506          671,486        246,433
Current ratio...................................  2.4 to 1         2.0 to 1       2.7 to 1
Revolving Credit Notes and Other
  Long-term Debt................................   548,699          577,826        265,871
Convertible Subordinated Debentures.............   123,328          123,328              -
Senior Notes....................................   125,000          125,000        125,000
Stockholders' equity............................   421,930          408,263        315,848
Purchase of property and equipment..............    61,168           60,860         41,266
Acquisition of subsidiary,
  net of cash acquired..........................         -            6,382         (6,543)
Proceeds from sale of property
  and equipment.................................    24,597            8,853          8,605
Depreciation and amortization...................    43,476           37,191         33,780
                                                ___________________________________________
 *  Not restated for discontinued operations


  The purchasing and processing activities of the Company's tobacco business are seasonal. The Company's need for capital fluctuates accordingly and, at any of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or less than at year end. The Company historically has needed capital in excess of cash flow from operations to finance inventory and accounts receivable and, more recently, to finance acquisitions of foreign tobacco operations and flower operations. The Company also prefinances tobacco crops in certain foreign countries including Argentina, Brazil, Dominican Republic, Indonesia and Tanzania by making cash advances to farmers prior to and during the growing season.

  The Company's working capital increased from $700 million at June 30, 1997, to $706 million at June 30, 1998. The Company's current ratio was
  2.4 to 1 and 2.0 to 1 at June 30, 1998, and June 30, 1997, respectively. At June 30, 1998, current assets had decreased $162.6 million and current liabilities had decreased $169.0 million from June 30, 1997.
  The $162.6 million decrease in current assets is primarily due to the $165.3 million combined decrease in cash and cash equivalents and receivables. The $169 million decrease in current liabilities is primarily due to the $154.5 million combined decrease in notes payable to banks, accounts payable, advances from customers and income taxes. The decrease in receivables is primarily due to timing of sales in fiscal 1998 compared to fiscal 1997. The decrease in cash and cash equivalents is primarily related to the financing activities and the repayment of debt.

  Although inventories and advances on purchases of tobacco have decreased by $30.8 million compared to 1997, the amounts continue to be high relative to current sales levels and require increased debt.
  Uncommitted inventories for 1998 and 1997 are higher than in previous years and present continuing financial risk to the Company.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



  Cash flows from operating activities increased to $57.3 million in 1998 as compared to $25.3 million in 1997 and $179.8 million in 1996. The increase in 1998 and the decrease in 1997 in cash provided by operating activities were due to fluctuations in current assets and liabilities, offset partially by the changes in net income. Cash flows used by investing activities decreased $6.1 million, or 14.1%, to $37.1 million in 1998 as compared to 1997, primarily due to proceeds from the sale of property and equipment. In 1998 $108.3 million was used by financing activities primarily due to net debt repayments. In 1997 financing activities provided $71.1 million primarily due to net additional borrowings. In 1996 cash was used by financing activities as the Company applied $153 million primarily to reduce debt. Also, see the discussion of refinancing activities below.

  At June 30, 1998, the Company had seasonally adjusted lines of credit of $1.3 billion. At June 30, 1998, the Company had borrowed $642 million under its $1.3 billion lines of credit with interest rates ranging from 6.0% to 12.8%. At June 30, 1998, the unused short-term lines of credit amounted to $663 million. Total maximum outstanding short-term borrowings during the year ended June 30, 1998, were $678 million. At June 30, 1998, the Company has $94.1 million of letters of credit outstanding and an additional $62.2 million of letters of credit lines available.

  To ensure long-term liquidity, DIMON entered into a $500 million New Credit Facility, effective June 27, 1997, with 20 banks which replaced DIMON's $240 million existing credit facility. The Company had $140 million of borrowings under this agreement at June 30, 1998. The Company uses the New Credit Facility to classify $360 million of working capital loans to Revolving Credit Notes at June 30, 1998. It is the Company's intent to finance at least $500 million on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The New Credit Facility's initial term expires on June 27, 2000, and subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.50% at June 30, 1998). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

  The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At June 30, 1998, the Company had no material capital expenditure commitments. The Company believes that these sources of funds combined with the Senior Notes are sufficient to fund the Company's anticipated needs for 1999. There can be no assurance, however, that other alternative sources of capital will be available in the future or, if available, that any such alternative sources will be available on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

  The Company's off balance sheet financing is not material. Certain operating leases were acquired with the acquisition of, or have been added by, several foreign tobacco processing facilities. However, most operating assets are of long-term and continuing benefit and the Company has generally purchased these assets.

  Tax and Repatriation Matters
  ----------------------------

  The Company and its subsidiaries are subject to income tax laws in each of the countries in which it does business through wholly owned subsidiaries and through affiliates. The Company makes a comprehensive review of the income tax requirements of each of its operations, files appropriate returns and makes appropriate income tax planning analyses directed toward the minimization of its income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



  the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

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

  Accounting Matters
  ------------------

  In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement will be effective for the Company's September 30, 1998, interim financial statements and will require the restatement of all prior-periods presented. The Company does not expect this statement to have a material impact on the Company's financial condition or results of operations upon adoption.

  In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement is effective for the Company's June 30, 1999, year end financial statements. The Company does not expect this statement to have a material impact on the Company's financial condition or results of operations upon adoption.

  In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" which revises and standardizes the disclosure requirements for pensions and postretirement benefits. SFAS 132 will also require additional information on changes in benefit obligations and fair values of plan assets. This statement is effective for the Company's June 30, 1999, year end financial statements. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations upon adoption.

  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement will be effective for the Company's September 30, 1999, interim financial statements. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations upon adoption.

  Factors that May Affect Future Results
  --------------------------------------

  The foregoing discussion contains certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 1999 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------


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

  Governmental Intervention, Litigation and the Proposed Settlement of Tobacco Litigation

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

  In June 1997, representatives of the leading U.S. manufacturers of consumer tobacco products, several state attorneys general and certain private plaintiffs entered into an agreement (the "Resolution") to support the adoption of federal legislation and ancillary undertakings that would resolve many of the regulatory and litigation issues affecting the United States' tobacco industry and, thereby, reduce uncertainties facing the industry and increase stability in business and capital markets. Such legislation was never enacted.

  Instead, in April 1998, the Senate Commerce Committee approved a bill (the "Commerce Bill") that was substantially different and significantly more adverse to the domestic tobacco industry than the proposed Resolution. The Commerce Bill, as approved by the Commerce Committee, contemplated industry payments in excess of one-half trillion dollars over the first twenty-five years, provided the United States Food and Drug Administration ("FDA") with broad regulatory control over tobacco products, applied, in certain respects, to international sales of tobacco products, and eliminated virtually all of the provisions of the proposed Resolution that would limit liability of the tobacco industry in civil litigation in the United States. In June 1998, the United States Senate voted to return the Commerce Bill to the Senate Commerce Committee

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



  for further consideration. Other federal tobacco bills are also under consideration by Congress. The Company cannot predict whether the Commerce Bill or any other such federal tobacco legislation will be enacted, the form any such enactment might take or the extent to which such measures may affect the Company's business.

  The leading cigarette manufacturers also face hundreds of lawsuits brought throughout the United States and, to a much lesser extent, the world. Such suits have been brought on behalf of (i) individuals and classes of individuals alleging personal injury and (ii) state and local governments seeking recovery of health care costs allegedly caused by cigarette smoking, as well as other groups such as unions, health maintenance organizations, federal and state taxpayers, Native American tribes and others. Damages claimed in some of the smoking and health class actions and health care costs recovery cases range into the billions of dollars. Plaintiffs continue to file more such suits.

  It is not possible to predict the outcome of the litigation pending against the U.S. cigarette manufacturers. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional, similar litigation. Adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco industry continue to receive widespread media attention. These developments may negatively affect the perception of potential judges and juries with respect to the tobacco industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional, similar litigation.

  The cigarette manufacturers have reached separate settlements with the states of Florida, Mississippi, Texas and Minnesota, and an environmental tobacco smoke personal injury class action brought on behalf of airline flight attendants. These settlements require the cigarette manufacturers to make scheduled payments for up to twenty-five years totaling more than $20 billion. The cigarette manufacturers may attempt to recover a portion of these costs by demanding price and other concessions from suppliers such as the Company. Such concessions could materially and adversely affect the Company's margins and its results of operations.

  Due to the present litigation and legislative environment, a substantial risk exists that past growth trends in tobacco sales may not continue and that existing sales may decline as a result of the proposed settlement. In addition, in response to the proposed federal settlement, groups representing tobacco farmers have proposed certain measures, including measures similar to the 75/25 Rule, that could adversely affect the Company's business. However, it is not possible to predict whether or in what form the proposed federal legislation or any additional measures will be approved by Congress and the President or the extent to which any settlement or such measures may affect the Company's business.

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

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



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

  Reliance on Significant Customers

  The Company's customers are manufacturers of cigarette and tobacco products located in approximately 60 countries around the world.
  Several of these customers individually account for a significant portion of the Company's sales in a normal year, and the loss of any one or more of such customers could have a material adverse effect on the Company's results of operations. Approximately 32% and 42% of the Company's consolidated tobacco sales for 1998 and 1997 were to two companies. See Note O to the Company's Consolidated Financial Statements for the year ended June 30, 1998, included herein.

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

  The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobaccos. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. See Note P to the Company's Consolidated Financial Statements for the year ended June 30, 1998, included herein.

  The Company has expanded its international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco. In particular, the Company has significant investments in its purchasing, processing and exporting operations in southern Brazil, Indonesia, Thailand and the African countries of Malawi, Tanzania and Zimbabwe. In recent years, these countries' economic problems have received wide publicity related to devaluation of the local currency and inflation. While devaluation can affect the Company's purchase costs of tobacco and its processing costs, they have not and are not expected to adversely affect the Company's ability to export tobacco from these countries.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



  Asian Customers

  The Company has significant sales to Asian customers, particularly in Japan and Korea. As noted previously, tobacco sales are denominated primarily in U.S. dollars. However, the devaluation of certain Asian currencies has resulted in reduced orders from certain Asian customers. The Company continuously evaluates the credit risk of its customers. However, the Company may incur a loss of business as a result of the devaluation of Asian currencies.

  Restrictions on Dividends

  Under the terms of the Indenture, dated May 29, 1996, between the Company and Crestar Bank, as trustee (the "Indenture"), relating to the Company's 8 7/8% Senior Notes due 2006 (the "Notes"), the Company will not be permitted to make certain restricted payments, including cash dividends on Common Stock, under certain circumstances. The Company generally may make such restricted payments, provided that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of
  (x) $20.0 million, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities. At June 30, 1998 and 1997, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $73.5 million and $78.0 million, respectively.

  Year 2000 Issue

  DIMON has recognized the importance of early preparation and planning for the upcoming millennium change. The Company's Y2K project began in 1996 and is presently being managed by a project office that coordinates the efforts of operations around the world. The key objectives of the project have been clearly stated: compliance and readiness at every location well in advance of January 1, 2000, leading to business continuity and undisturbed customer service.

  In 1996, DIMON also initiated a corporate technology strategy (the "Vision" project) to upgrade its computer infrastructure and systems throughout the world. The primary focus of this project was to improve the capture and use of key information across the Company. A secondary benefit of the initiative has been the rapid replacement of non-Y2K compliant equipment and systems with new, Y2K compatible products and code.

  To date, DIMON has spent $2.4 million on the Vision project with an additional $1.1 million budgeted through June 1999, on application software. The completion of this project and the implementation of a third party accounting application at one international site will result in all of DIMON's core systems being client / server based and fully Y2K compliant. In addition, an estimated $2.5 million has been spent over the past two years on the upgrading of network and computer equipment across all locations. This effort will continue throughout the fiscal year ending June 30, 1999, with $1 million targeted to complete the Y2K hardware remediation process throughout the Company.

  The Company's critical applications include its manufacturing, inventory and financial systems at each location. Assessments, remediation and testing efforts are presently ongoing at all Company sites. Progress on each site's project plan is tracked by the local entity and communicated back on a routine basis to the project office. Although it is impossible to account for every task to be performed and issue that will be encountered within a project plan, DIMON's Year 2000 project is presently on schedule with a target date for corporate readiness set for mid-1999. As part of each location's preparation, contingency plans are being developed for all critical business processes. Should any of these processes be impacted as a result of system, equipment or business-partner failure, action plans will be in place by January 1, 2000, to address the situation.
  -30-

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -------------------------------------------------



  DIMON has communicated and will continue to communicate with its suppliers, financial institutions, customers and other key business partners on their Y2K efforts and in the coordination of testing systems that electronically link the Company with these businesses. There can be no assurance that these business partners will be fully compliant or that problems they may encounter will have no adverse effect on their
  ongoing operations.   Risk is minimized however with the fact that
  DIMON's business is positioned near the beginning of the tobacco supply chain, with little dependence on technology among its primary suppliers.

  As a processor of leaf tobacco, DIMON owns and manages several processing facilities. The Company is in the process of evaluating the impact, if any, Year 2000 will have on the operation of these facilities and all other non-information related technology used throughout the Company.

  No company can provide complete assurance that they have been able to identify all Year 2000 issues prior to the problems manifesting themselves. It is the opinion of DIMON management that the Company is taking adequate and appropriate action to address Year 2000 issues and does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

  The EURO

  A future foreign exchange consideration for the Company is the introduction of a single European currency, the "Euro," which will occur on January 1, 1999. The Euro will replace eleven local country currencies during the transition period from 1999 through 2002. Although the new currency will not actually be printed until 2002, the exchange rate of the affected currencies will be permanently fixed against the Euro on January 1, 1999.

  The underlying intent of this change is to create a strong, hard currency for the European Union that will be a competitor to the U.S. dollar for international trading and financial transactions. The Euro will eliminate cross-border exchange risk within the adopting countries and may significantly reduce many foreign exchange exposures for multi-national companies.

  The Company will be required to modify certain accounting systems to record both the Euro and the local currency and has begun a comprehensive implementation plan to deal with the conversion. The Company has studied the implications of the overall Euro conversion and does not expect it to have a material impact on the Company's financial condition or results of operations upon adoption.

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------
  STATEMENT OF CONSOLIDATED INCOME
  DIMON Incorporated and Subsidiaries

                                                             Years Ended June 30
                                                 __________________________________________
  (in thousands, except per share amounts)         1998             1997           1996
  =========================================================================================
  Sales and other operating revenues..............$2,171,803     $2,125,739     $1,770,166
  Cost of goods and services sold................. 1,911,843      1,851,547      1,551,692
                                                  _________________________________________
                                                     259,960        274,192        218,474

  Selling, administrative and general expenses....   120,202        103,705         96,681
  Restructuring and merger related costs..........         -          3,864         15,858
                                                  _________________________________________


    Operating Income..............................   139,758        166,623        105,935

  Interest Expense................................    83,769         50,518         43,161
                                                  _________________________________________

  Income from continuing operations
    before income taxes, equity in net
    income (loss) of investee companies,
    income from discontinued operations
    and extraordinary item........................    55,989        116,105         62,774
  Income taxes....................................    14,725         44,063         25,324
                                                  __________________________________________

  Income from continuing operations before
    equity in net income (loss) of investee
    companies, income from discontinued
    operations and extraordinary item.............    41,264         72,042         37,450

  Equity in net income (loss) of
    investee companies (net of income taxes)......       565            526           (330)
                                                  __________________________________________

  Income from continuing operations
    before income from discontinued
    operations and extraordinary item.............    41,829         72,568         37,120
  Income from discontinued operations,
    net of income taxes...........................     1,820          4,605          2,750
  Extraordinary item:
    Partial recovery of Iraqi
      receivable (net of income tax
      expense of $870)............................        -               -          1,400
                                                  __________________________________________
  NET INCOME                                      $   43,649     $    77,173    $   41,270
                                                  ==========================================

  Basic Earnings Per Share
     Income from continuing operations
       before income from discontinued
       operations and extraordinary item..........      $.94           $1.69         $ .93
     Income from discontinued operations..........       .04             .11           .07
     Extraordinary item...........................         -               -           .04
                                                  __________________________________________
    Net Income....................................      $.98           $1.80         $1.04
                                                  ==========================================

  Diluted Earnings Per Share
     Income from continuing operations
       before income from discontinued
       operations and extraordinary item..........      $.94           $1.67        $ .92
     Income from discontinued operations..........       .04             .10          .06
     Extraordinary item...........................         -               -          .03
                                                  __________________________________________
    Net Income....................................      $.98           $1.77        $1.01
                                                  ==========================================
  See notes to consolidated financial statements


            -------------------------------------------
  CONSOLIDATED BALANCE SHEET
  DIMON Incorporated and Subsidiaries


                                                             June 30
                                                   __________________________
  (in thousands)                                        1998          1997
  ===========================================================================
  ASSETS

  Current assets,
    Cash and cash equivalents......................$   18,729     $  107,131
    Notes receivable...............................     5,600          6,797
    Trade receivables, net of allowances
     (1998 - $2,799, 1997 - $5,902)................   319,295        396,156
    Inventories:
     Tobacco.......................................   588,143        583,579
     Other.........................................    24,483         25,282
    Advances on purchases of tobacco...............   192,191        226,765
    Recoverable income taxes.......................     2,748          3,051
    Prepaid expenses and other assets..............    24,794         22,718
    Net assets of discontinued operations..........    32,907              -
                                                   __________________________
                        Total current assets....... 1,208,890      1,371,479
                                                   __________________________
  Investments and other assets
    Equity in net assets of investee companies.....     6,022          9,326
    Other investments..............................     9,896         12,293
    Notes receivable...............................     9,313         12,738
    Other..........................................    13,796         15,803
                                                   __________________________
                                                       39,027         50,160
                                                   __________________________

  Intangible assets
    Excess of cost over related net assets
     of businesses acquired........................   179,589        180,435
    Production and supply contracts................    26,442         26,681
    Pension asset..................................     3,555          3,348
                                                   __________________________
                                                      209,586        210,464
                                                   __________________________

  Property, plant and equipment
    Land...........................................    20,085         31,082
    Buildings......................................   174,310        196,887
    Machinery and equipment........................   237,368        231,705
    Allowances for depreciation....................  (113,663)      (126,922)
                                                  ___________________________
                                                      318,100        332,752
                                                  ___________________________

  Deferred taxes and other deferred charges........    21,875         22,748
                                                  ___________________________

                                                   $1,797,478     $1,987,603
                                                  ===========================

            -------------------------------------------
  CONSOLIDATED BALANCE SHEET
  DIMON Incorporated and Subsidiaries

                                                             June 30
                                                   __________________________
  (in thousands)                                        1998          1997
  ===========================================================================
  Current liabilities
    Notes payable to banks and others..............$   282,470      $  350,263
    Accounts payable:
     Trade.........................................     80,994         108,283
     Officers and employees........................      7,664          13,441
     Other.........................................      7,825          22,203
    Advances from customers........................     50,521          69,787
    Accrued expenses...............................     57,294          66,141
    Income taxes...................................      5,150          25,146
    Long-term debt current.........................     10,588          16,222
                                                  _____________________________
                      Total current liabilities....    502,506         671,486
                                                  _____________________________
  Long-term debt
    Revolving Credit Notes and Other...............    548,699         577,826
    Convertible Subordinated Debentures............    123,328         123,328
    Senior Notes...................................    125,000         125,000
                                                   ____________________________
                                                       797,027         826,154
                                                   ____________________________
  Deferred credits
    Income taxes...................................     36,723          36,630
    Compensation and other benefits................     38,812          44,072
                                                   ____________________________
                                                        75,535          80,702
                                                   ____________________________

  Minority interest in subsidiaries................        480             998
                                                   ____________________________

  Commitments and contingencies....................          -               -
                                                   ____________________________
  Stockholders' equity

    Preferred Stock - no par value:  1998    1997
                                    ------  ------
     Authorized shares..........    10,000  10,000
     Issued shares..............         -       -           -               -

    Common Stock - no par value:     1998    1997
                                    ------  ------
     Authorized shares..........  125,000  125,000
     Issued shares..............   44,525   44,312     182,143         178,939
    Retained earnings..............................    243,816         229,521
    Equity-currency conversions....................     (2,664)            670
    Additional minimum pension liability...........     (1,365)           (867)
                                                    ___________________________
                                                       421,930         408,263
                                                    ___________________________
                                                    $1,797,478      $1,987,603
                                                    ===========================

  See notes to consolidated financial statements

            -------------------------------------------
  STATEMENT OF STOCKHOLDERS' EQUITY
  DIMON Incorporated and Subsidiaries


                                                                     Additional
                                                         Equity-       Minimum      Unrealized             Total
  (in thousands,              Common     Retained       Currency       Pension      Gain (Loss) On     Stockholders'
  except per share amounts)    Stock     Earnings     Conversions     Liability      Investments          Equity
  =================================================================================================================
  Balance, June 30, 1995.....$ 80,030    $157,880    $   1,565         $(1,286)       $ 617             $238,806
  Net income for the year....  41,270                                                                     41,270
  Cash dividends - $0.54
    per share................             (21,731)                                                       (21,731)
  Conversion of foreign
    currency financial
    statements...............                            1,277                                             1,277
  Addition to the minimum
    pension liability........                                             (86)                               (86)
  Stock options exercised....   1,564                                                                      1,564
  Realized gain on
    investments..............                                                          (617)                (617)
  Conversion of 7 3/4%
    Convertible
    Debentures to
      Common Stock...........  55,365                                                                     55,365
                             ______________________________________________________________________________________
  Balance, June 30, 1996.....$136,959    $177,419    $   2,842         $(1,372)       $   -             $315,848
  Net income for the year....              77,173                                                         77,173
  Cash dividends - $0.585
    per share................             (25,071)                                                       (25,071)
  Conversion of foreign
    currency financial
    statements...............                           (2,172)                                           (2,172)
  Reduction in the minimum
    pension liability........                                              505                               505
  Stock options exercised....   3,910                                                                      3,910
  Shares issued in purchase
    of Intabex...............  38,070                                                                     38,070
                             _____________________________________________________________________________________

  Balance, June 30, 1997.....$178,939    $229,521    $     670         $  (867)       $     -           $408,263
  Net income for the year....              43,649                                                         43,649
  Cash dividends - $0.66
    per share................             (29,354)                                                       (29,354)
  Conversion of foreign
    currency financial
    statements...............                           (3,334)                                           (3,334)
  Reduction in the minimum
    pension liability........                                             (498)                             (498)
  Stock options exercised....   3,204                                                                      3,204
                            ______________________________________________________________________________________

    Balance, June 30, 1998...$182,143    $243,816    $  (2,664)        $ (1,365)      $      -          $421,930
                            ======================================================================================

  See notes to consolidated financial statements

            -------------------------------------------
  STATEMENT OF CONSOLIDATED CASH FLOWS
  DIMON Incorporated and Subsidiaries

                                                             Years Ended June 30
                                                    ______________________________________
  (in thousands)                                       1998         1997          1996
  ========================================================================================
  Operating activities
    Net Income.....................................$  43,649     $  77,173     $  41,270
    Adjustments to reconcile net
     income to net cash provided by
     operating activities:
     Depreciation and amortization.................   43,476        37,191        33,780
     Deferred items................................       59         9,440         5,851
     Loss (gain) on foreign currency transactions..     (221)        3,655        (2,341)
     Gain on disposition of fixed assets...........   (1,394)       (3,697)       (2,415)
     Gain on sale of investee .....................        -             -        (3,751)
     Gain on sale of investment....................        -             -        (1,090)
     Changes in discontinued operations............   (6,540)            -             -
     Undistributed (earnings) loss of investees....     (564)         (526)          330
     Dividends received from investees.............      608             -         1,465
     Income applicable to minority interest........        -           124           292
     Bad debt expense..............................      274            89         1,043
     Decrease (increase) in accounts receivable....   35,992       (96,072)      (10,671)
     Decrease in inventories and advances
       on purchases of tobacco.....................   48,427        49,673        64,438
     Decrease (increase) in recoverable taxes......     (952)       (1,497)          444
     Decrease (increase) in prepaid expenses.......   (3,872)       12,450        17,257
     Increase (decrease) in accounts
       payable and accrued expenses................  (58,297)      (81,055)       14,811
     Increase (decrease) in advances from
       customers...................................  (23,801)       (5,724)       25,116
     Increase (decrease) in income taxes...........  (19,069)       23,381        (6,117)
     Other.........................................     (438)          694            92
                                                  ________________________________________
       Net cash provided by operating activities...   57,337        25,299       179,804
                                                  ________________________________________
  Investing activities
    Purchase of property and equipment.............  (61,168)      (60,860)      (41,266)
    Proceeds from sale of property and equipment...   24,597         8,853         8,605
    Payments on notes receivable and
      receivables from investees...................    5,270         2,348         1,132
    Issuance of notes receivable...................   (1,427)      (12,869)       (1,572)
    Proceeds from or (advances) for
      other investments and other assets...........   (2,133)       13,109        24,422
    Purchase of minority interest in subsidiaries..        -          (118)            -
    Acquisition of subsidiary, net of cash acquired        -         6,382        (6,543)
    Purchase of remaining interest in investee.....   (2,200)            -             -
                                                   ______________________________________
       Net cash used by investing activities.......  (37,061)      (43,155)      (15,222)
                                                   ______________________________________
  Financing activities
    Net change in short-term borrowings............  (69,941)      (13,431)     (229,403)
    Repayment of debt..............................  (18,098)     (162,833)      (28,767)
    Proceeds from debt.............................    5,932       268,940       125,514
    Cash dividends paid to DIMON Incorporated
      stockholders.................................  (29,354)      (25,071)      (21,731)
    Cash dividends paid to minority stockholders...        -          (379)         (169)
    Proceeds from sale of common stock.............    3,204         3,910         1,552
                                                  _______________________________________
       Net cash provided (used) by
         financing activities...................... (108,257)       71,136      (153,004)
                                                  _______________________________________

            -------------------------------------------
  STATEMENT OF CONSOLIDATED CASH FLOWS (continued)
  DIMON Incorporated and Subsidiaries

                                                             Years Ended June 30
                                                    ______________________________________
  (in thousands)                                       1998         1997          1996
  ========================================================================================
  Effect of exchange rate changes on cash..........$    (448)    $      31     $     (84)
                                                   _______________________________________


  Increase (decrease) in cash and
    cash equivalents...............................  (88,429)       53,311        11,494
  Increase in cash from consolidation
    of investee....................................       27             -             -
  Cash and cash equivalents at
    beginning of year..............................  107,131        53,820        42,326
                                                   _______________________________________

       Cash and cash equivalents at end of year....$   18,729    $ 107,131     $  53,820
                                                   =======================================
  Other information:
    Cash paid during the year:
     Interest......................................$   85,667    $  48,935     $  43,361
     Income taxes..................................    18,252       25,919        21,075
    Non-cash investing and financing activities:
     Conversion of debt to equity..................         -            -        55,365
     Purchase of Intabex...........................         -      161,398             -

  See notes to consolidated financial statements


         -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note A - Significant Accounting Policies
  ----------------------------------------

  The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. Certain foreign consolidated subsidiaries of the Company have fiscal year ends of March 31 and May 31 to facilitate reporting of consolidated accounts. The Company accounts for its investments in certain investee companies (ownership 20% - 50%) under the equity method of accounting.
  Investments in certain other foreign investees and subsidiaries that are combined with other investments are stated at cost or less than cost because the Company does not exercise significant influence over financial or operating policies and because of restrictions imposed on the transfer of earnings and other economic uncertainties.
      Sales recognition is based on the passage of ownership, usually with shipment of product.
      Cash equivalents are defined as temporary investments of cash with maturities of less than 90 days.
      Inventories are valued at the lower of cost or market. Inventory valuation provisions included in cost of goods and services sold totaled $16,900 for 1998. Costs of tobacco inventories are generally determined by the average cost method while costs of other inventories are generally determined by the first-in, first-out method. Substantially all of the tobacco inventory represents finished goods. Interest and other carrying charges on the inventories are expensed in the period in which they are incurred.
      Excess of cost over related net assets of businesses acquired is being amortized on a straight-line basis over periods ranging from 10 to 40 years. The accumulated amortization at June 30, 1998, is $12,175 ($11,115 at June 30, 1997, which included $5,178 related to Florimex entities).
      The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets exists at June 30, 1998.
      Supply contracts include the cost allocated to two ten-year tobacco supply agreements with R. J. Reynolds Tobacco Company ("RJR") pursuant to which the Company will supply RJR and its affiliates with specified quantities of its required tobaccos. Each contract is being amortized over the quantities shipped or the contract period, whichever is sooner. The accumulated amortization at June 30, 1998, is $26,500 ($22,700 at June 30, 1997).
      Production contracts include the cost allocated to contracts associated with farmers for the future supply of their annual tobacco production. The production contracts are being amortized primarily on a straight-line basis over ten years. The accumulated amortization at June 30, 1998, is $18,155 ($16,155 at June 30, 1997).
      Property, plant and equipment is accounted for on the basis of cost. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 40 years and over five to ten years, respectively. The consolidated financial statements do not include fully depreciated assets.
      The Company provides deferred income taxes on temporary differences arising from tax loss carryforwards, employee benefit accruals, depreciation, deferred compensation and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested.
      Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The diluted earnings per share calculation assumes that all of the outstanding Convertible Subordinated Debentures outstanding during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)

  Note A - Significant Accounting Policies (continued)
  ----------------------------------------

      In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. This statement will be effective for the Company's September 30, 1998, interim statements and will
  require the restatement of all prior-periods presented.   The Company
  does not expect this statement to have a material impact on the Company's financial condition or results of operations upon adoption.
      In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which requires that public business enterprises report certain information about operating segments in complete sets of financial statements of the enterprise and in condensed financial statements of interim periods issued to shareholders. It also requires that public business enterprises report certain information about their products and services, the geographic areas in which they operate and their major customers. This statement will be effective for the Company's June 30, 1999 year end and for interim periods thereafter. The Company does not expect this statement to have a material impact on the Company's financial condition or results of operations upon adoption.
      In February 1998, the FASB issued SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits," which revises and standardizes the disclosure requirements for pensions and postretirement benefits. SFAS 132 will also require additional information on changes in benefit obligations and fair values of plan assets. This statement is effective for the Company's June 30, 1999, year end financial statements. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations upon adoption.
      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. This statement will be effective for the Company's September 30, 1999, interim financial statements. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations upon adoption.
      Certain prior year amounts have been reclassified to conform to the current year presentation.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)

  Note A - Significant Accounting Policies (continued)
  ----------------------------------------

  DIMON and Subsidiaries Computation of Earnings Per Common Share


                                                             YEAR ENDED JUNE 30
                                                    ______________________________________
  (in thousands, except per share data)                1998         1997 (1)      1996 (1)
  ========================================================================================
  BASIC EARNINGS
  --------------
   Income from continuing operations
     before income from discontinued
     operations and extraordinary item.............$41,829       $72,568       $37,120
   Income from discontinued operations.............  1,820         4,605         2,750
   Extraordinary item..............................      -             -         1,400
                                                   --------      --------      --------
   Net Income......................................$43,649       $77,173       $41,270
                                                   ========      ========      ========
  SHARES
  ------
   Weighted Average Number of
     Shares Outstanding............................ 44,473        42,850        39,568
                                                   ========      ========      ========


  BASIC EARNINGS PER SHARE
  ------------------------
   Income from continuing operations
     before income from discontinued
     operations and extraordinary item.............   $.94         $1.69         $ .93
   Income from discontinued operations.............    .04           .11           .07
   Extraordinary item..............................      -             -           .04
                                                   --------      --------      --------
   Net Income......................................  $ .98         $1.80         $1.04
                                                   ========      ========      ========

  DILUTED EARNINGS
  ----------------
   Income from continuing operations before
     income from discontinued operations
     and  extraordinary item.......................$41,829       $72,568       $37,120
   Add after tax interest expense applicable
     to 6 1/4% Convertible Debentures issued
     April 1, 1997 for 1997 and 7 3/4%
     Convertible Debentures issued
     June 3, 1993 for 1996.........................      - *       1,151         1,765
                                                   --------      --------      --------
   Income from continuing operations before
     income from discontinued operations and
     extraordinary item............................ 41,829        73,719        38,885
   Income from discontinued operations.............  1,820         4,605         2,750
   Extraordinary item .............................      -             -         1,400
                                                   --------      --------      --------
   Net Income as Adjusted..........................$43,649 *     $78,324       $43,035
                                                   ========      ========      ========

  SHARES
  ------
   Weighted average number of common
     shares outstanding............................ 44,473        42,850        39,568
   Shares applicable to stock options,
     net of shares assumed to be purchased
     from proceeds at the greater of average
     market price or ending market price...........    258           323           104
   Assuming conversion of 6 1/4% Convertible
     Debentures in 1997 and 7 3/4%
     convertible debentures in 1996 at
     the beginning of the period...................      - *       1,068         2,742
                                                   --------      --------      --------
   Average Number of Shares Outstanding............ 44,731 *      44,241        42,414
                                                   ========      ========      ========

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)

  Note A - Significant Accounting Policies (continued)
  ----------------------------------------
  DIMON and Subsidiaries Computation of Earnings Per Common Share
  (continued)

                                                             YEAR ENDED JUNE 30
                                                    ______________________________________
  (in thousands, except per share data)                1998         1997 (1)      1996 (1)
  ========================================================================================
  DILUTED EARNINGS PER SHARE
   Income from continuing operations before
     income from discontinued operations and
     extraordinary item............................   $.94 *       $1.67         $  .92
   Income from discontinued operations.............    .04 *         .10            .06
   Extraordinary item..............................      -             -            .03
                                                   ---------     --------      --------
   Net Income as Adjusted..........................   $.98 *       $1.77          $1.01
                                                   ========      ========      ========



  (1) 1997 and 1996 have been restated for discontinued operations and the adoption in 1998 of SFAS No. 128, "Earnings per share."

  * Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)

  Note B - Discontinued Operations
  --------------------------------

  On August 12, 1998, the Company reached a definitive agreement to sell the net assets of the flower operations for approximately $66 million in cash and the assumption of $24 million of the debt of Florimex Worldwide. The Company expects to record a pre-tax gain of approximately $30 million in the first quarter of the year ending June 30, 1999. Net assets of $32.9 million relating to the sale have been segregated on the June 30, 1998 Consolidated Balance Sheet.
      The results of operations for all years presented have been restated for the discontinued flower operations.

  Net Assets of Discontinued Operations:

                                                    June 30,
                                                      1998
  ==============================================================
  Assets
   Cash and cash equivalents.......................$  3,262
   Receivables.....................................  35,515
   Inventories.....................................   3,921
   Recoverable income taxes........................     350
   Prepaid expenses and other......................   5,470
   Intangible assets...............................  17,419
   Property, plant and equipment, net..............  37,335
                                                   ---------
      Total Assets................................. 103,272
                                                   =========
  Liabilities
   Notes payable to banks and others...............  10,539
   Accounts payable and accruals...................  35,166
   Income taxes payable............................   1,431
   Long-term debt..................................  17,110
   Deferred taxes and other........................   5,661
   Minority interest...............................     458
                                                   ---------
      Total Liabilities............................  70,365
                                                   ---------
      Net Assets of Discontinued Operations........$ 32,907
                                                   ========


  Summary of Operating Results of Discontinued Operations:


                                                         1998         1997         1996
  =========================================================================================
  Sales and other operating revenues...................$391,560     $387,488     $397,307
  Cost of goods and services sold...................... 351,517      343,786      353,300
  Restructuring and merger costs.......................       -            -         (498)
  Selling, administrative and general expenses.........  33,856       33,419       36,029
                                                       _________    _________     ________
      Operating Income.................................   6,187       10,283        8,476

  Interest expense.....................................   1,909        2,509        3,763
                                                       _________    _________     ________
  Income before income taxes and minority interest.....   4,278        7,774        4,713
  Income taxes.........................................   2,358        3,045        1,671
  Income applicable to minority interest...............     100          124          292
                                                       _________    _________     ________

   Income from discontinued operations.................$  1,820     $  4,605     $  2,750
                                                       =========    =========    =========


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note C - Acquisition
  --------------------

  On April 1, 1997, DIMON Incorporated acquired all the outstanding capital stock and other rights of Intabex Holdings Worldwide S.A. (Intabex), a privately owned Luxembourg holding company. Intabex owned and operated leaf tobacco buying, processing, and exporting operations in principal tobacco markets around the world including the United States, Brazil, Argentina, Malawi, Italy and Thailand. A former Intabex subsidiary, Compania de Filipinas (CdF), is one of the two major suppliers of premium cigar leaf and other dark air-cured tobaccos to the cigar industry in the United States and Europe. Separately, a Zimbabwe company that is a wholly owned subsidiary of DIMON acquired certain tobacco assets from an Intabex affiliated company in Zimbabwe. Intabex is a major supplier of Zimbabwean and other African grown tobacco to the cigarette industry.
      The transaction was accounted for as a purchase, and accordingly, the consolidated financial statements of DIMON include the results of operations of Intabex from the date of acquisition. The $245.58 million aggregate purchase price for Intabex, the Zimbabwe assets and other rights acquired consisted of 1.70 million shares of DIMON common stock, $123.3 million in 10-year, 6.25 percent subordinated debentures convertible into 4.287 million DIMON shares at $28.77 per share, and $84.21 million in cash. The final purchase price reflects a reduction of $18.6 million for certain adjustments that were contemplated by the purchase agreement. The source of cash was working capital of DIMON.
      As part of the Stock Purchase Agreement, Intabex's former shareholders, Folium, Inc., Tabacalera, S.A. and Leaf Management Investments Ltd., have indemnified DIMON against claims arising from breaches of representations and warranties made by the former shareholders in connection with the acquisition of Intabex, subject to a maximum of $90 million. DIMON may, subject to fulfillment of certain conditions in the agreement, set off any such claims against $90 million of the debentures held by Folium and Tabacalera. The amount of debentures subject to set-off declines in stages, with $15 million subject to set-off after October 1, 1998, through July 31, 1999, and $10 million subject to set-off from August 1, 1999, through April 1, 2000, subject to extension with respect to outstanding claims. A DIMON subsidiary in Zimbabwe is entitled to similar indemnification and set-off rights in connection with the Zimbabwe tobacco assets purchased, subject to a maximum of $12 million.
      The Company has presented to the former Intabex shareholders claims under the indemnity provision of the stock purchase agreement aggregating $11.1 million. The claims and their impact on the financial statements are discussed below.
      Two claims are for liabilities (for advances on tobacco sales and commissions payable) improperly unrecorded on the Intabex March 1997 balance sheet which were settled by DIMON after the acquisition. The Company has recorded a receivable from the former Intabex shareholders in the amount of approximately $4.8 million for these items.
      A third claim is for approximately $3.3 million and relates to approximately 85 separate matters. A portion of these 85 separate matters relates to liabilities which were unrecorded on the Intabex March 1997 balance sheet and were settled by DIMON after the acquisition. A portion of these matters relates to current assets which were recorded on the Intabex March 1997 balance sheet but which have not been realized by DIMON. The Company has recorded a receivable from the former Intabex shareholders for the entire amount of this claim.
      The fourth claim relates to property in the Philippines for which DIMON believes it does not have clear title. DIMON does not have physical access to the property which has been seized by parties related to the minority shareholders of the Philippines' subsidiary. The Company recorded the property during purchase accounting at fair value for $3.0 million, which approximated net book value on the Intabex March 1997 balance sheet. Except for depreciation expense, DIMON has not adjusted the net book value of this property.
      DIMON believes that the claims identified above are covered by the indemnities of the purchase agreement. DIMON anticipates either a cash settlement of the claims from the former Intabex shareholders or other satisfactory resolution including set off of debentures. The receivables recorded have the effect of reducing the purchase price and goodwill.

           -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note C - Acquisition (continued)
  --------------------

      DIMON is also discussing with the former Intabex shareholders other matters which may give rise to indemnification under the stock purchase agreement for amounts in the range of the maximum amount provided for indemnification and set-off against the debentures in the Intabex stock purchase agreement.
       The purchase price has been allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition. This allocation resulted in an excess of purchase price over net assets acquired of $167 million, which is being amortized on a straight-line basis over 40 years.
      Unaudited pro forma information of consolidated results of operations of the Company and the acquired business as if the acquisition had occurred July 1, 1996, has not been presented given the uncertainty of the impact of claims under the provisions of the Stock Purchase Agreement discussed above.
      In conjunction with this acquisition, the Company capitalized $9.2 million, net of $3.7 million of tax, to cover the anticipated costs of combining the acquired tobacco business with existing tobacco operations of DIMON. The capitalized amounts relate primarily to severance and closure of certain duplicative administrative, warehouse and plant facilities acquired from Intabex. Of the capitalized amounts, $7.0 million related to severance and other costs associated with employee separations and $2.2 million related to costs of planned facility closures. As these amounts are paid out in cash, the Company will reduce an accrual established for their expenditure. During 1998, the Company utilized $2.1 million of the reserves for severance and $1.6 million of the reserves for facility closures. The Company expects the remaining reserves to be paid out in fiscal 1999.

           -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note D - Restructuring and Merger Related Costs
  -----------------------------------------------

  In 1995, the Company commenced various activities to restructure its worldwide operations. The following tables set forth the Company's restructuring provisions provided and changes in the related reserves for 1996, 1997 and 1998. The reserve balances are included in accrued expenses and deferred compensation and other benefits.

                                                         Facilities
                                            Employee       Closure
                                          Separations       Costs             Other          Total
  ==================================================================================================
  Reserve balances at July 1, 1995..........$12,517        $ 1,132          $     -        $13,649

  Provision for restructuring - 1996........ 15,699         (1,244)             905         15,360
  Increased (reduced) by:
      Cash (payments) receipts.............. (8,150)         4,719              (75)        (3,506)
      Asset writedowns and other............      -         (4,212)            (330)        (4,542)
                                           _________________________________________________________

  Reserve balances at June 30, 1996.........$20,066        $   395          $   500        $20,961


  Provision for restructuring - 1997........  2,864              -            1,000          3,864
  Reduced by:
       Cash payments........................ (9,487)          (100)               -         (9,587)
       Asset writedowns and other...........   (694)          (270)            (500)        (1,464)
                                           _________________________________________________________

  Reserve balances at June 30, 1997.........$12,749        $    25          $ 1,000        $13,774

  Increased (reduced) by:
       Cash payments........................ (3,631)           (25)               -         (3,656)
       Asset writedowns and other...........    749              -           (1,000)          (251)
                                           ________________________________________________________

  Reserve balances at June 30, 1998.........$ 9,867        $     -          $     -        $ 9,867
                               ====================================================================


       The 1996 restructuring provision of $15.4 million was primarily for additional severance costs. During the year ended June 30, 1996, the Company severed a total of 367 employees most of which were involuntarily separated. The severed employees were primarily in the tobacco division and worked in various departments throughout the Company.
       The 1997 restructuring provision included additional restructuring charges in the amount of $3.9 million, of which $2.9 million relates to additional severance costs and $1 million relates to a reduction of capitalized idle plant expense. Remaining cash outlays associated with employee separations are expected to total $5.0 million, of which approximately $1.0 million will be expended in 1999. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note E - Investee Companies and Related Parties
  -----------------------------------------------

  The combined summarized information for investee companies follows:

                                               1998           1997             1996
  ===================================================================================
  Current assets.............................$11,340        $61,887          $13,069
  Non-current assets......................... 10,147         13,684           29,087
  Current liabilities........................  9,934         56,933           14,631
  Non-current liabilities....................    755            866            2,446
  Interest of other shareholders.............  4,776          8,100           12,733
  Net sales.................................. 22,290         44,294           42,388
  Gross profit...............................  5,734          9,276            8,771
  Net income.................................  1,362          1,014              594
                                             ________________________________________


        The above changes from 1997 relate to the sale of certain investees of Intabex, and the changes from 1996 relate primarily to the Company's purchase of Intabex. Also, as a result of the purchase, two investee companies are now being accounted for as consolidated entities.
       Balances with related parties, primarily unconsolidated, affiliated companies, are as follows:


                                                    1998           1997             1996
  ========================================================================================
  Trade receivables...............................$46,944         $ 16,352        $23,904
  Advances on purchases of tobacco................ 92,416          101,540         32,786
  Notes receivable................................  3,767            4,190              -
  Trade payables and advances from customers...... 17,719            7,405          6,844
  Other income:  Interest.........................    756              917            581
  Net sales....................................... 11,036           12,274          6,673
  Purchases of tobacco............................ 76,352           80,389         61,549
                                                 __________________________________________


  Note F - Financial Instruments
  ------------------------------
  The estimated fair value of the Company's financial instruments at June 30, 1998 is provided in the following table:


                                                       Carrying          Fair
                                                        Amount          Value
  ______________________________________________________________________________
  Senior Notes........................................$125,000        $123,750
  Convertible Subordinated Debentures................. 123,328         102,979
  Other Long-Term Debt................................  59,287          58,165

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

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note F - Financial Instruments (continued)
  ------------------------------

       The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of non-performance by these counterparties. If a counterparty fails to meet the terms of a swap agreement, the Company's exposure is limited to the net amount that would have been received, if any, over the agreement's remaining life. The Company does not anticipate non-performance by the other parties, given their high credit ratings and no material loss would be expected from non-performance by any one of such counterparties.
       Interest rate swap agreements with an aggregate notional principal balance of $322,571 ($125,000 fixed to floating and $197,571 floating to fixed) and expiring at various dates through July 16, 2002, had a positive value of $504 at June 30, 1998.
       In the normal course of business, the Company is a party to financial instruments with off balance sheet risk such as letters of credit and guarantees. Management does not expect any material losses to result from these instruments.
       The fair value estimates presented herein are based on information available to management at June 30, 1998, and were determined using quoted market prices and the discounted value of future cash flows.

  Note G - Short-Term Borrowing Arrangements
  ------------------------------------------

  The Company has lines of credit arrangements with several banks under which the Company may borrow up to a total of $1,305,479 ($1,783,889 at June 30, 1997), excluding all long-term credit agreements. These lines bear interest at rates ranging from 5.99% to 12.83% at June 30, 1998. Unused lines of credit at June 30, 1998, amounted to $663,009 ($789,913 at June 30, 1997), net of $156,379 of available letters of credit lines. There were no compensating balance agreements at June 30, 1998 or 1997.


  Note H - Long-Term Debt
  -----------------------

  Such debt is comprised of:

                                                  1998                              1997
                                        ________________________          _______________________
                                          Maturing    Maturing             Maturing     Maturing
                                           within       after               within        after
                                           One Year    One Year            One Year     One Year
  ===============================================================================================
  Senior Notes............................$     -     $125,000             $     -     $125,000
  Convertible Subordinated Debentures.....      -      123,328                   -      123,328
  Revolving Credit Notes..................      -      500,000                   -      500,000
  Other Long-Term Debt.................... 10,492       48,661              15,307       77,249
                                         ________________________________________________________
                                          $10,492     $796,989             $15,307     $825,577
  Capitalized Lease Obligations...........     96           38                 915          577
                                         ________________________________________________________

                                          $10,588     $797,027             $16,222     $826,154
  ===============================================================================================


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note H - Long-Term Debt (continued)
  -----------------------

       Payments of the debt are scheduled as follows:


                               Convertible   Revolving    Other
                     Senior   Subordinated     Credit   Long-Term
                     Notes     Debentures      Notes       Debt     Total
  ===========================================================================
  1999............$      -      $        -  $       -  $10,492     $ 10,492
  2000............       -               -   500,000     9,543      509,543
  2001............       -               -         -     6,288        6,288
  2002............       -               -         -    30,868       30,868
  2003............       -               -         -     1,400        1,400
  2004............       -               -         -        60           60
  Later years..... 125,000         123,328         -       502      248,830
                   __________________________________________________________
                  $125,000     $123,328     $500,000     $59,153   $807,481
  ===========================================================================


        On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "Notes") due 2006. The Notes are general unsecured obligations of the Company and will rank equally in right of payment with all other unsubordinated indebtedness (including the New Credit Facility, discussed below) of the Company. The Company used the net proceeds to repay certain existing short-term indebtedness and for other corporate purposes. On or after June 1, 2001, the Company may redeem the Notes in whole or in part, at established redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. There are no sinking fund requirements for the Notes. The Notes are subject to certain covenants that among other things, require specific liquidity and long-term solvency ratios and, under certain circumstances, restrict payment of dividends by the Company. The Company generally may make such restricted payments, provided that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and
  (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities. At June 30, 1998, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $73.5 million.
       On April 1, 1997, in connection with the Intabex acquisition, DIMON Incorporated issued $123.3 million of 6 1/4% Convertible Subordinated Debentures due on March 31, 2007 (the "Debentures"). The Debentures are convertible into approximately 4.29 million shares of the Company's Common Stock at a conversion price of $28.77 per share at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000. As discussed in Note C, Intabex's former shareholders have indemnified DIMON against certain liabilities in connection with the acquisition of Intabex. DIMON may set off any such indemnified liabilities against $90 million of the Debentures. The amount of Debentures subject to set-off declines in stages, as discussed in Note C.
       To ensure long-term liquidity, DIMON entered into a $500 million New Credit Facility, effective June 27, 1997, with 20 banks which replaces DIMON's $240 million Former Credit Facility. The Company had $140 million borrowings under these agreements on June 30, 1998 (-0- in 1997). However, the Company has used these facilities to classify $360 million ($500 million at June 30, 1997) of working capital loans to Revolving Credit Notes. It is the Company's intent to finance at least

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note H - Long-Term Debt (continued)
  -----------------------

  $500 million on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The New Credit Facility's initial term is to June 27, 2000, and pending approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.50% at June 30, 1998). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.
       Other long-term debt consists of obligations of DIMON Incorporated and the tobacco operations in Asia, Africa, Germany and Spain, and is payable at interest rates varying from 4.85% to 9.6%.

  Note I - Long-Term Leases
  -------------------------

  The Company has both capital and operating leases. The operating leases are for land, buildings, automobiles and other equipment; the capital leases are for machinery and equipment. The capitalized lease obligations are payable through 2000. Interest rates are imputed at 9.6% to 13.0%. Amortization is included in depreciation expense. Minimum future obligations and capitalized amounts are as follows:


                                                           Capital     Operating
                                                           Leases        Leases
  ===============================================================================
  1999...................................................$   96          $ 3,362
  2000...................................................    38            3,166
  2001...................................................     -            3,106
  2002...................................................     -            2,377
  2003...................................................     -            1,270
  Later years ...........................................     -           17,184
                                                        _________________________
                                                         $  134          $30,465

  Less amount representing interest and deposits.........    -
                                                        ________
  Present value of net minimum lease payments............$ 134
  Less current portion of obligations
    under capital leases.................................   96
                                                        ________
  Long-term obligations under capital leases.............$  38
                                                        ========
  Capitalized amounts:
    Machinery and equipment, primarily vehicles..........$ 322
    Accumulated amortization............................. (102)
                                                         _______
                                                         $ 220
                                                         =======


  Note J - Preferred Stock
  ------------------------

  The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued including dividend and voting rights. At June 30, 1998, no shares had been issued.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note K - Stock Incentive Plan
  -----------------------------

  At the 1995 Special Meeting of Stockholders, the DIMON Incorporated Omnibus Stock Incentive Plan (the Incentive Plan) and the DIMON Incorporated Non-Employee Directors' Stock Option Plan (the Directors'
  Plan) were approved.
      The Incentive Plan authorizes the issuance of up to 2 million shares of common stock (subject to increase annually by 3% of the number of shares of common stock issued during such year, other than pursuant to the Incentive Plan). The Incentive Plan authorizes the issuance of various stock incentives to key employees of the Company or any subsidiary, including nonqualified or incentive stock options, stock appreciation rights and shares of restricted stock.
      Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by a committee composed of independent directors (the Committee). Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants. SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant. Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. As of June 30, 1998 no restricted stock has been awarded under the Incentive Plan. No awards may be granted under the Incentive Plan after February 8, 2005.
      The options and SARs become exercisable on various dates as originally determined for the grants assumed by DIMON. Under the Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable.
      A separate Directors' Plan authorizes automatic annual grants to purchase one thousand shares to each non-employee director. Any 1998 grants will be awarded at the meeting of the DIMON Board following the 1998 annual meeting of the shareholders of DIMON. The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors Plan is 50 thousand shares. Options granted under the Directors' Plan are immediately exercisable. Options to purchase 20 thousand shares had been granted as of June 30, 1998.
      The Company has elected to treat the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $2,816 credit to income in 1998, a $2,142 charge to income in 1997, and a $473 charge to income in 1996 arising from adjustments in fair market values of the SARs.
      In October, 1995, the Financial Accounting Standards Board issued SFAS No. 123 which established financial accounting and reporting standards for stock-based employees compensation plans. SFAS No. 123 encourages companies to adopt a fair value based method of accounting for such plans but continues to allow the use of the intrinsic value method prescribed by Accounting Principles Board (APB) Opinion No. 25. The Company has elected to continue to account for stock-based compensation in accordance with APB No. 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and earnings per share based on fair value would have been reduced to the unaudited pro forma amounts indicated in the table below (in thousands, except per share data):



                                                  Year Ended June 30
                                                 1998             1997
  =======================================================================
  Net income as reported.........................$43,649         $77,173
  Net income Pro Forma........................... 41,603          76,185
  Earnings per share, basic as reported..........    .98            1.80
  Earnings per share, basic Pro Forma............    .93            1.77


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note K- Stock Incentive Plan (continued)
  ----------------------------

      Information with respect to options and SARs follows:

                                                                Year Ended June 30
                                                            ___________________________
                                                             1998      1997      1996
  =====================================================================================
  Options and SARs outstanding at beginning of year......... 1,854     1,804     1,540
  Options and SARs granted..................................   455       436       403
  Options and SARs exercised................................  (237)     (263)     (130)
  Options and SARs cancelled................................   (33)     (123)       (9)
                                                           ____________________________
  Options and SARs  outstanding at end of year.............. 2,039     1,854     1,804
                                                           ============================
  SARs included as outstanding at end of year...............   417       407       528
                                                           ============================
  Options available for future grants at end of year........   857       822       337
                                                           ============================
  Options and SARs exercisable at end of year...............   830       833     1,023
                                                           ============================
  Option and SAR market prices per share:
     Date of grant (at lowest market price).................$22.31    $18.13    $17.00
             (at highest market price)...................... 23.38     20.88     15.38
     Exercised (at lowest market price)..................... 21.25     19.00     11.33
             (at highest market price)...................... 26.38     26.75     20.75
     Cancelled (at lowest market price)..................... 11.25     19.25     17.00
             (at highest market price)...................... 25.94     26.50     17.00


       Weighted average option exercise price information for the years 1998, 1997 and 1996 follows:

                                          1998         1997         1996
  _________________________________________________________________________
  Outstanding at July 1................. $16.87       $16.46       $16.32
  Granted during the year............... $22.33       $18.17       $16.98
  Exercised during the year............. $25.10       $23.97       $19.81
  Outstanding at June 30................ $18.16       $16.87       $16.46
  Exercisable at June 30................ $16.52       $17.53       $17.19


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note K - Stock Incentive Plan (continued)
  -----------------------------
       Option groups outstanding at June 30, 1998 and related weighted average price and life information follows:


        Grant             Options       Options      Exercise     Remaining
        Date           Outstanding     Exercisable     Price     Life (Years)
    __________________________________________________________________________
     8/21/91............   137           137          $14.42          3
     8/27/92............   199           199          $22.00          4
     8/26/93............   175           175          $16.67          5
     8/25/94............   159           159          $11.50          6
      4/1/95............   140           140          $16.50          7
     8/24/95............   356             -          $17.00          7
    11/17/95............     6             6          $15.38          7
     8/22/96............   412             -          $18.13          8
    11/15/96............     7             7          $20.88          8
     8/21/97............   441             -          $22.31          9
    11/14/97............     7             7          $23.38          9
                         ______       _______
                         2,039          830
                         ======       =======


       The weighted average fair value at date of grant for options granted during 1998 and 1997 was $10.07 and $7.30 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


  Black-Scholes Assumptions                      1998         1997
  _________________________________________________________________
       Expected Life in Years................    10            10
       Interest Rate.........................  6.49%         6.90%
       Volatility............................    31%           33%
       Dividend Yield........................   2.7%          3.1%


  Note L - Retained Earnings
  --------------------------

  Consolidated retained earnings included $873 at June 30, 1998 ($1,314 at June 30,1997) for the Company's share of undistributed net income of investee companies accounted for under the equity method.


  Note M - Income Taxes
  ---------------------

  Consolidated retained earnings at June 30, 1998 and 1997 include undistributed earnings of $261,452 and $175,910 respectively, of certain foreign consolidated subsidiaries which are not subject to additional foreign income taxes nor considered to be subject to United States income taxes unless remitted as dividends. The Company intends to reinvest these undistributed earnings indefinitely; accordingly, no provision has been made for United States taxes on such earnings.
      At June 30, 1998, the Company has net operating tax loss carryforwards of approximately $125,601 for income tax purposes that expire in 1999 and thereafter. The components of income from continuing operations before income taxes, minority interest, and equity in net income of investee companies consisted of the following:

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note M - Income Taxes (continued)
  ---------------------


  Note M - Income Taxes (continued)
                              1998             1997           1996
  =================================================================
  U.S.....................$(51,109)        $  9,902        $ 6,303
  Foreign................. 107,098          106,203         56,471
                          _________________________________________
                          $ 55,989         $116,105        $62,774
                          ========================================

       The details of the amount shown for income taxes in the Statement of Consolidated Income follow:


                              1998            1997           1996
  ===================================================================
  Current
  Federal...................$ 2,531        $ 4,566       $ 8,936
  State.....................     -               -           402
  Foreign................... 12,499         37,694        10,744
                           _________________________________________
                            $15,030        $42,260       $20,082
                           _________________________________________

  Deferred
  Federal...................$(8,945)       $   384       $(3,972)
  State..................... (1,494)            85          (854)
  Foreign................... 10,134          1,334        10,068
                           _________________________________________

                            $  (305)       $ 1,803       $ 5,242
                           _________________________________________

  Total.....................$14,725        $44,063       $25,324
  ==================================================================

      The reasons for the difference between income tax expense based on income before income taxes, minority interest, and equity in net income of investee companies and the amount computed by applying the statutory Federal income tax rate to such income are as follows:

                                                                        Pre-tax Income
                                                           ____________________________________
                                                             1998         1997        1996
  =============================================================================================
  Computed "expected" tax expense..........................$19,596      $40,637      $21,971
  State income taxes, net of Federal income tax benefit....      -            -         (294)
  Effect of foreign income taxes........................... (9,009)       5,261       (1,524)
  U.S. taxes on foreign income, net of tax credits.........  7,003          958        1,270
  Operating loss carryforwards, net........................  1,152       (2,779)       2,395
  Tax benefits derived from Foreign Sales Corporations..... (1,504)      (1,624)      (1,633)
  Permanent Items.......................................... (2,513)       1,610          999
  Other....................................................      -            -        2,140
                                                           ___________________________________
  Actual tax expense.......................................$14,725      $44,063      $25,324
                                                           ===================================


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note M - Income Taxes (continued)
  ---------------------

      The long-term deferred tax liabilities (assets) are comprised of the following:


                                              1998         1997
  ===============================================================
  Deferred tax liabilities:
    Fixed assets...........................$ 13,254     $ 16,610
    Foreign taxes..........................  15,311       10,581
    Other..................................   4,921        9,439
                                           _____________________
  Gross deferred tax liabilities...........  33,486       36,630
                                           _____________________
  Deferred tax assets:
    Tax loss carryforwards................. (13,149)     (14,387)
    Postretirement and other benefits...... (10,726)     (10,178)
    Currently non-deductible expenses......  (3,072)      (2,780)
    Other..................................  (1,305)      (4,977)
                                           _____________________
  Gross deferred tax assets................ (28,252)     (32,322)
  Valuation allowance......................  13,073       13,730
                                           _____________________
  Net deferred tax assets.................. (15,179)     (18,592)
                                           _____________________
  Net deferred tax liability...............$ 18,307     $ 18,038
                                           =====================


      The net change in the valuation allowance for deferred tax assets was a decrease of $657 and relates primarily to the utilization of tax loss carryforwards for which no benefit had been recognized in prior years.

  Note N - Employee Benefits
  --------------------------

  Retirement Benefits
  For 1996, the Company maintained the Defined Benefit Pension Plan (the Retirement Plan) and an Excess Benefit Plan of the former Dibrell. The Retirement Plan provides retirement benefits for substantially all of the former Dibrell's U.S. salaried personnel based on years of service rendered and compensation during the last five years of employment. The Company maintains an Excess Benefit Plan that provides individuals who participate in the Retirement Plan the difference between the benefits they could potentially accrue under the Retirement Plan and the benefits actually paid as limited by regulations imposed by the Internal Revenue Code. The Company funds these plans in amounts consistent with the funding requirements of Federal Law and Regulations.
      Additional non-U.S. plans sponsored by certain tobacco subsidiaries cover substantially all of their full-time employees located in Greece, Italy, The Netherlands, Turkey and Zimbabwe.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note N - Employee Benefits (continued)
  --------------------------

  Retirement Benefits (continued)
      Net pension cost for continuing operations included the following components:

                                                         1998        1997         1996
  ======================================================================================
  Service cost - benefits earned during the year........$ 2,565     $ 1,928     $ 1,239
  Interest cost on projected benefit obligation.........  3,913       3,550       3,996
  Return on assets - actual............................. (9,420)     (3,413)     (6,174)
  Amortization of transition asset at July, 1986........   (304)       (303)       (269)
  Amortization of prior service costs...................    622         550         651
  Amortization of unrecognized loss (gain)..............   (372)       (336)      2,966
  Deferred asset gain...................................  5,573           -           -
                                                        ________________________________
  Net pension cost before effect of curtailment.........  2,577       1,976       2,409
  Effect of curtailment ................................      -           -        (698)
                                                        ________________________________
  Net pension cost......................................$ 2,577     $ 1,976     $ 1,711
                                                        ================================


       The funded status of the plans at June 30 was as follows:


                                                              1998          1997
  ================================================================================
   Actuarial present value of accumulated benefit obligation
    Vested..................................................$47,982       $45,372
    Nonvested...............................................  1,377           600
                                                            ______________________
                                                             49,359        45,972
  Benefits attributable to projected salary increases.......  4,221         4,009
                                                            ______________________
                                                             53,580        49,981
  Plan assets at fair value................................. 52,524        44,457
                                                            ______________________
  Projected benefit obligation in excess of plan assets.....  1,056         5,524
  Unamortized transition asset  ............................  1,489         1,784
  Unrecognized prior service costs.......................... (7,181)       (5,352)
  Unrecognized net gain..................................... 11,039        10,426
  Adjustment required to recognize minimum liability........  7,344         4,215
                                                            _______________________
  Net pension liability.....................................$13,747       $16,597
                                                            =======================

      For the U.S. plans, projected benefit obligations for the Retirement Plan and the Excess Benefit Plan were determined using assumed discount rates of 7.25% for 1998 and 8% for 1997 and 1996. Assumed compensation increases were 4% for 1998 and 1997 and 7% for 1996 for the Retirement Plan and 4% for 1998 and 1997 and 5% for 1996 for the Excess Benefit Plan. The assumed long-term rate of return on plan assets for all three years was 9% for the Retirement Plan and 8% for all three years for the Excess Benefit Plan. Plan assets consist principally of common stock and fixed income securities. For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice. No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.
      The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States. The Company's contributions to the plan were $588 in 1998, $546 in 1997, and $481 in 1996.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note N - Employee Benefits (continued)
  --------------------------

  Retirement Benefits (continued)
      The Company has a Profit-Sharing Plan for substantially all of the salaried employees meeting certain eligibility requirements who were employed by Monk-Austin. This Profit-Sharing Plan was in lieu of a defined benefit pension plan. Profit-Sharing Plan contributions are discretionary. There were no contributions in 1997 and 1996.
       The Company adopted a Cash Balance Plan on July 1, 1996, that combines the Retirement Plan of the former Dibrell Defined Benefit Pension Plan and the Profit-Sharing Plan of the former Monk-Austin. The adoption increased the present value of the accumulated benefit obligation by $2,353, decreased the benefits attributable to projected salary increases by $2,493 and decreased net pension cost by $403 for 1997.

  Postretirement Health and Life Insurance Benefits
  The Company provides certain health and life insurance benefits to retired U.S. employees (and their eligible dependents) who meet specified age and service requirements. Plan assets consist of paid-up life insurance policies on certain current retirees. The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.
       The benefit obligation was determined using an assumed discount rate of 7.25% for 1998 and 8% for 1997 and 1996 and an assumed rate of increase in health care costs, also known as the health care cost trend rate, of 7.5% for 1998, 8% for 1997 and 11.5% for 1996. This trend rate is assumed to decrease gradually to 5.5% by 2002. The assumed long-term rate of return on plan assets was 5.5% for all three years. Based on current estimates, increasing the health care cost trend rate by one percentage point would increase the benefit obligation by approximately $553.
       The following table presents the plan's funded status at June 30 reconciled with amounts recognized in the Company's balance sheet:

                                                              1998          1997
  =================================================================================
  Accumulated postretirement benefit obligation:
    Retirees................................................$ 8,377       $  8,339
    Fully eligible active plan participants.................  1,031            903
    Other active plan participants..........................  4,737          3,539
  Plan assets at fair value.................................    (69)           (65)
                                                           ________________________

  Accumulated postretirement benefit obligation
    in excess of plan assets................................ 14,076         12,716
  Unrecognized prior service cost...........................  2,766          3,020
  Unrecognized net gain.....................................  2,929          3,973
                                                           _________________________
  Accrued postretirement benefit cost.......................$19,771        $19,709
                                                           =========================


      Net periodic postretirement benefit cost included the following components:


                                                 1998         1997        1996
  ==============================================================================
  Service cost.................................$   340      $  315       $  420
  Interest cost................................  1,025        1,093       1,502
  Actual return on plan assets.................     (4)          (3)         16
  Amortization of unrecognized amounts.........   (411)        (423)          -
                                               _________________________________
  Net periodic postretirement benefit cost.....$   950      $   982      $1,938
                                               =================================

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note N - Employee Benefits (continued)
  --------------------------

  Postretirement Health and Life Insurance Benefits (continued)
      The Company continues to evaluate ways to better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.
      Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements. There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system. For these foreign plans, the cash-basis cost of benefits charged to income was not material in 1998, 1997 and 1996.


  Note O - Geographic Area Data, Export Sales and Other Information
  -----------------------------------------------------------------

  The following description and tables present the Company's tobacco operations in different geographic areas in conformity with the Statement of Financial Accounting Standards No. 14, "Financial Reporting for Segments of a Business Enterprise" (SFAS 14). Geographic area information for tobacco operations as to net sales and operating profit is based on the origin of the product sold, and identifiable assets are classified based on the origination of the product. Turkish tobacco is included in Other origin. Corporate assets consist primarily of those related to cost investments. Export sales are defined as foreign sales of United States origin. The flower operations are restated as discontinued operations for 1998, 1997 and 1996.
      The Company is principally engaged in the tobacco business. The Company buys leaf tobacco on the auction markets in Florida, Georgia, South Carolina, North Carolina, Virginia, Kentucky, Tennessee and Maryland for its customers. This tobacco is shipped to plants located in Virginia and North Carolina where it is processed, packed in hogsheads or cases and then stored until ordered shipped by its customers. DIMON is also engaged in buying, processing and exporting tobacco grown in Argentina, Brazil, China, Greece, Guatemala, India, Italy, Malawi, Mexico, Tanzania, Thailand, Turkey, Zimbabwe and other areas which is sold on the world markets. The Company's investee companies are located in Colombia and Malawi.
      The disaggregation of entities necessary for geographic area data may require the use of estimation techniques for operating profit. The identifiable assets presentation does not take into account the seasonal aspects of the tobacco business, particularly the seasonal peak in South America.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note O - Geographic Area Data, Export Sales and Other Information
  -----------------------------------------------------------------
           (continued)


                                             Sales and      Operating
                                                Other        Profit
                                             Operating    As Defined By     Identifiable
                                              Revenues       SFAS 14           Assets
  ______________________________________________________________________________________
  1998
  Tobacco
    United States............................$  806,603     $ 34,171        $  205,912
    South America............................   542,934       83,550           459,289
    Asia.....................................   158,471       20,049            90,546
    Africa...................................   326,102       (2,700)          363,192
    Other ...................................   337,693       20,039           585,434
    Worldwide supply contract................         -            -             5,971
                                            ____________________________________________
                                             $2,171,803     $155,109        $1,710,344
                                            ============

    Corporate................................                (15,351)           48,206
    Net assets of discontinued operation.....                                   32,907

    Equity in net assets of
     investee companies and
     related advances:  Tobacco..............                                    6,022


                                                                            ___________
                                                                            $1,797,479
                                                            __________      ===========
    Operating profit
    before interest expense.................                $139,758
    Interest expense........................                 (83,769)
                                                            __________

    Income from continuing operations
     before income taxes, equity in net
     income (loss) of investee companies,
     income from discontinued operations
     and extraordinary item.................              $  55,989
  =====================================================================================




                                       Europe       Far East      Other        Total
  ___________________________________________________________________________________
  Export sales of U.S. origin.........$137,089      $205,073     $19,880     $362,042
                                       ===============================================



                                                                              Tobacco
  ____________________________________________________________________________________
  Depreciation and amortization..............................................$ 43,476
                                                                             =========
  Capital expenditures.......................................................$ 61,168
                                                                             =========
  Equity in net income of investee companies.................................$    565
                                                                             =========


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note O - Geographic Area Data, Export Sales and Other Information
  -----------------------------------------------------------------
           (continued)



                                             Sales and      Operating
                                                Other        Profit
                                             Operating    As Defined By     Identifiable
                                              Revenues       SFAS 14           Assets
  _______________________________________________________________________________________
  1997
  Tobacco
    United States............................$  941,894     $ 31,009         $  195,368
    South America............................   566,094       97,109            621,821
    Asia.....................................   111,175       13,590            140,418
    Africa...................................   309,831       17,183            433,315
    Other ...................................   196,745       21,376            349,114
    Worldwide supply contract................         -            -              7,571
                                             ____________________________________________
                                             $2,125,739     $180,267 (1)     $1,747,607
                                             ===========


    Corporate................................                (13,644)           142,418
    Assets of discontinued operation                                             88,252

    Equity in net assets of
     investee companies and
     related advances:  Tobacco..............                                     9,326
                                                                             ___________
                                                                             $1,987,603
                                                           ___________       ===========
    Operating profit
     before interest expense.................                $166,623
    Interest expense.........................                 (50,518)
                                                           __________

    Income from continuing operations
     before income taxes, equity in
     net income (loss) of investee
     companies, income from
     discontinued operations
     and extraordinary item.............                    $116,105
  ======================================================================================
  (1)  Includes restructuring expenses for tobacco operations:  $1,940, United States;
       $1,040, South America; $884, Other.


                                       Europe       Far East      Other        Total
  ____________________________________________________________________________________
  Export sales of U.S. origin.........$142,979     $161,978      $22,049     $327,006
                                      ================================================




                                                                              Tobacco
  ____________________________________________________________________________________
  Depreciation and amortization..............................................$ 30,477
                                                                             =========
  Capital expenditures.......................................................$ 54,792
                                                                             =========
  Equity in net income of investee companies.................................$    526
                                                                             =========


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note O - Geographic Area Data, Export Sales and Other Information
  -----------------------------------------------------------------
           (continued)



                                             Sales and      Operating
                                                Other        Profit
                                             Operating    As Defined By     Identifiable
                                              Revenues       SFAS 14           Assets
  _______________________________________________________________________________________
  1996
  Tobacco
    United States............................$  854,853     $ 47,428        $   106,615
    South America............................   524,886       57,038            442,471
    Asia.....................................    43,023        1,372             34,567
    Africa...................................   208,898        9,695            170,712
    Other ...................................   138,506       10,756            114,213
    Worldwide supply contract................         -            -              9,171
                                            ______________________________________________
                                             $1,770,166     $126,289 (1)     $  877,749
                                            ===========

    Corporate................................                (20,354)(1)         34,992
    Assets of discontinued operation.........                                    99,005

    Equity in net assets of
     investee companies and
     related advances:  Tobacco..............                                     8,268
                                                                             ___________
                                                                             $1,020,014
                                                            __________       ===========
    Operating profit
     before interest expense.................               $105,935
    Interest expense.........................                (43,161)
                                                            __________

    Income from continuing operations
     before income taxes, equity in
     net income (loss) of investee companies,
     income from discontinued operations and
     extraordinary item......................               $ 62,774
  =======================================================================================
  (1) Includes restructuring expenses for tobacco operations:  $431,United States;
      $9,308, South America; $330, Africa; $1,369, Other;  and $4,420, Corporate.



                                         Europe       Far East      Other        Total
  ______________________________________________________________________________________
  Export sales of U.S. origin...........$159,763     $193,613      $54,886     $408,262
                                        ================================================




                                                                              Tobacco
  ____________________________________________________________________________________
  Depreciation and amortization..............................................$ 26,802
                                                                             =========
  Capital expenditures.......................................................$ 35,444
                                                                             =========
  Equity in net income of investee companies.................................$   (330)
                                                                             =========


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note O - Geographic Area Data, Export Sales and Other Information
  -----------------------------------------------------------------
           (continued)

      Of the 1998, 1997 and 1996 tobacco sales and other operating revenues, approximately 32%, 42% and 55%, respectively, were to various tobacco customers which management has reason to believe are now owned by or under the common control of two companies (three companies in 1996), each of which accounted for more than 10% of net sales. At June 30, 1998, there was approximately $30.4 million due from the two major tobacco customers and included in Trade receivables.
      The following table summarizes the net sales made to each customer for the periods indicated:


                                                 1998         1997        1996
  ===============================================================================
  Customer A..................................$437,231     $484,841     $474,787
  Customer B.................................. 269,356      401,396      336,989
  Customer C..................................       -            -      170,167
                                             ____________________________________
  Total.......................................$706,587     $886,237     $981,943
                                             ====================================




  Note P - Foreign Currency Translation
  -------------------------------------

  The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all asset and liability accounts are translated at the current exchange rate, and income statement items are translated at the average exchange rate for each quarter; resulting translation adjustments, net of deferred taxes, are made directly to a separate component of stockholders' equity. Transaction adjustments, however, are made in the Statement of Consolidated Income. These include realized exchange adjustments relating to assets and liabilities denominated in foreign currencies. Financial statements of entities located in highly inflationary economies are remeasured in U.S. dollars. The remeasurement of and subsequent transaction adjustments are also made in the Statement of Consolidated Income.
      For 1998, the transaction gain was $221 related primarily to gains in Thailand, Malawi and Zimbabwe, offset partially by losses in Brazil and Greece. The transaction adjustment in 1997 was a gain of $3,655 related primarily to Brazil. In 1996 the transaction adjustment was $2,341 related primarily to Zimbabwe.

  Note Q - Contingencies and Other Information
  --------------------------------------------

  On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through June 30, 1998, of $21,277, before related tax benefits for all assessed interest. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest through June 30, 1998, of $9,042 before related tax benefits for all assessed interest. During fiscal year ended June 30, 1998, the Company had $22,793 of assessments reversed in its favor. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.
      The Company and certain subsidiaries have available letters of credit of $156,379 at June 30, 1998, of which $94,148 was outstanding. These letters of credit represent, generally, performance guarantees issued in connection with purchases and sales of domestic and foreign tobacco.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note Q - Contingencies and Other Information (continued)
  --------------------------------------------

      The Company is guarantor as to certain lines and letters of credit of affiliated companies in an amount not to exceed approximately $15,715. There was approximately $12,089 outstanding under these guarantees at June 30, 1998.
      The Company's foreign subsidiaries have guaranteed certain loans made by Brazilian banks to local farmers. There was approximately $32,677 outstanding under these guarantees at June 30, 1998.
      The Company enters into forward exchange contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. At June 30, 1998, the Company has forward exchange contracts to purchase Deutschmarks and Pesetas in the first quarter of fiscal 1999 with notional amounts totaling $5,100. The exchange rate exposure of these forward contracts is immaterial. Additionally, the Company entered into a forward exchange contract to purchase pounds sterling as needed on a monthly basis throughout fiscal 1999 to fund the operations of the administrative office in Camberley, U.K. The Company believes that the exchange rate exposure of this contract is immaterial.
      The Company's other off balance sheet risks are not material.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates may change with future events.

  Note R - Selected Quarterly Financial Data (Unaudited)
  -------------------------------------------------------

  Summarized quarterly financial information is as follows:

                                                                                               Diluted Earnings
                                                                                                 Per Share of
                                                  In Thousands                                   Common Stock
                          _________________________________________________________________    ________________
                           Sales and Other               Income from       Income (loss)
                              Operating        Gross      Continuing     from Discontinued           Net
                               Revenues         Profit     Operations       Operations             Income (1)
  _________________________________________________________________________________________    ________________
  1998  Fiscal Year..........$2,171,803       $259,960       $41,829           $ 1,820              $.98 *
        Fourth Quarter.......   513,070         57,029         2,128              (511)              .04 *
        Third Quarter........   627,721         61,228         8,274             2,368               .24
        Second Quarter.......   591,827         58,802        10,580               359               .25
        First Quarter........   439,185         82,901        20,847              (396)              .44
                            _______________________________________________________________
  1997  Fiscal Year..........$2,125,739       $274,192       $72,568           $ 4,605             $1.77
        Fourth Quarter.......   572,493        100,864        22,853             3,177               .56
        Third Quarter........   561,371         57,371        17,385             1,432               .44
        Second Quarter.......   664,032         59,085        15,934             1,127               .40
        First Quarter........   327,843         56,872        16,396            (1,131)              .36
                            _______________________________________________________________

  (1) Does not add due to rounding.
  *   Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings per share.


         -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note S - SUPPLEMENTAL GUARANTOR INFORMATION
  -------------------------------------------

  Effective March 31, 1998, DIMON International, Inc. and Florimex Worldwide, Inc., wholly owned subsidiaries of the Company, were merged with and into the Company. The mergers were permitted under the Indenture, dated May 29, 1996, governing the Company's 8 7/8% Senior Notes due 2006 (the "Notes") and had the effect of eliminating the guarantees of the Notes made by these subsidiaries. Effective with its interim financial statements for the quarter ended March 31, 1998, the Company has discontinued providing separate financial information with respect to these subsidiaries in the notes to its financial statements.

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE-
            ------------------------------------------------

  Inapplicable.


                                PART III


  ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
            --------------------------------------------------

  The information contained in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference thereto. See "Additional Information - Executive Officers of the Company" at the end of Part I above for information about the executive officers of the Company.


  ITEM 11.  EXECUTIVE COMPENSATION AND TRANSACTIONS
            ---------------------------------------

  The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors" is incorporated herein by reference thereto.


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT
            ---------------------------------------------------

  The information contained in the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference thereto.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

  The information contained in the Proxy Statement under the caption "Stock Ownership" is reported herein by reference thereto.

                                    PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K
            ----------------------------------------------------

  (a)  (1) and (2)


            LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
            --------------------------------------------------------------

     Statement of Consolidated Income--Years ended June 30, 1998, 1997 and
       1996
     Consolidated Balance Sheet--June 30, 1998 and 1997
     Statement of Stockholders' Equity--Years ended June 30, 1998, 1997 and 1996
     Statement of Consolidated Cash Flows--Years ended June 30, 1998, 1997 and 1996
     Notes to Consolidated Financial Statements

     Financial Statement Schedules:
     Schedule II - Valuation and Qualifying Accounts
     Report of PricewaterhouseCoopers LLP

  (b) Current Reports on Form 8-K

     On September 23, 1998, the Company filed a Form 8-K/A2 amending Item 7 of the Form 8-K filed on April 16, 1997, and amended by Form 8-K/A1 on June 16, 1997, relating to the acquisition of Intabex.

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K (continued)
            ----------------------------------------------------

       (3)Exhibits
       -----------
       The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

        3.01   Amended and Restated Articles of Incorporation of DIMON Incorporated
               (incorporated by reference to Appendix VII to DIMON Incorporated's Joint
               Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON
               Incorporated's Registration Statement on Form S-4 (file 33-89780))

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


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K (continued)
            ----------------------------------------------------


        (3)  Exhibits (continued)
       ---------------


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

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K (continued)
            ----------------------------------------------------



        (3)  Exhibits (continued)
       ---------------

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

        10.13  Amendment No. 1 dated May 6, 1998 to the $500,000,000
               Credit Agreement dated as of June 27, 1997 among the company, the lenders named therein, NationsBank, N.A. as administrative agent, First Union National Bank, as documentation agent and Cooperatieve Centrale Raiffaisen-Boerenleenbank B.A.,
               "Rabobank Nederland," New York Branch and Societe Generale as co-agents (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

        10.14 Form of Note in connection with Credit Agreement (incorporated by reference to Exhibit 10.2 to DIMON Incorporated's Registration
               Statement on Form S-3 (No. 333-33267))

        10.15  Stock Purchase Agreement, dated as of February 14, 1997, among
               DIMON Incorporated, Intabex Holdings Worldwide S.A., Folium Inc.,
               Leaf Management Investments Ltd. and Tabacalera S.A. (incorporated by reference herein to Exhibit 10.1 to DIMON Incorporated's Current Report
               on Form 8-K dated April 16, 1997)

        10.16  Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle
               National Bank, relating to 6 1/4% Convertible
               Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated's Current Report on
               Form 8-K dated April 16, 1997)

        10.17  Non-Competition Agreements, dated as of April 1, 1997, by and between
               Intabex S.A. (Zug) and Folium Inc. (incorporated by reference herein to
               Exhibit 10.3 and 10.7 to DIMON Incorporated's Current Report on
               Form 8-K dated April 16, 1997)

        10.18  Registration Rights Agreement, dated as of April 1, 1997, by and between
               DIMON Incorporated, Tabacalera S.A., Folium Inc. and Leaf Management
               Investments Ltd. (incorporated by reference herein to Exhibit 10.4 to
               DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ON FORM 8-K (continued)
            ----------------------------------------------------



        (3)  Exhibits (continued)
       ---------------

        10.19  Consulting Agreement, dated April 1, 1997, by and between Intabex S.A.
               (Zug) and Anthony C.B. Taberer (incorporated by reference herein to
               Exhibit 10.5) to DIMON Incorporated's Current Report on Form 8-K dated
               April 16, 1997)

        10.20  Asset Purchase Agreement, dated as of February 14, 1997, by and between
               Dibrell Brothers Zimbabwe (Private) Limited and Tabex (Private) Limited
               (incorporated by reference herein to Exhibit 10.6 to DIMON Incorporated's
               Current Report on Form 8-K dated April 16, 1997)

        10.21  Employment Agreement dated January 3, 1997, with Brian J. Harker
               (incorporated by reference to Exhibit 10 to DIMON Incorporated's
               Quarterly Report on Form 10-Q dated February 14, 1997)

        10.22  Amended DIMON Incorporated Supplemental Retirement
               Plan dated July 30, 1998 and effective January 1, 1997
               (filed herewith)

        10.23  Stock and Asset Purchase Agreement between DIMON Incorporated,
               Florimex Worldwide GmbH and U.S.A. Floral Products, Inc.,
               Dated August 12, 1998 (filed herewith)

        21     List of Subsidiaries (filed herewith)

        23.1   Consent of PricewaterhouseCoopers LLP (filed herewith)

        23.2   Consent of PricewaterhouseCoopers LLP (filed herewith)

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




                                                  SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                       DIMON INCORPORATED AND SUBSIDIARIES

                                                             PERIODS ENDED JUNE 30


  _________________________________________________________________________________________________________________________________
  :            COL. A                :      COL. B       :              COL. C                  :    COL. D      :     COL. E     :
  :                                  :                   :             ADDITIONS                :                :                :
  :                                  :    Balance at     :       (1)       :         (2)        :                :   Balance at   :
  :         DESCRIPTION              :     Beginning     :   Charged to    :      Charged to    :   Deductions   :     End of     :
  :                                  :     of Period     :      Costs      :    Other Accounts  :   -Describe    :     Period     :
  :                                  :                   :       and       :      -Describe     :                :                :
  :                                  :                   :    Expenses     :                    :                :                :
  :__________________________________:___________________:_________________:____________________:________________:________________:


  Year ended June 30, 1996
    Deducted from asset accounts:
      Allowance for doubtful accounts     $ 8,823,339         $1,042,911(B)     $        -        $3,308,099(A)     $ 6,558,151
      Other Investments                      (616,861)                 -           616,861                 -                  -
                                          ___________         __________         ___________       __________        ___________
        Total                             $ 8,206,478         $1,042,911        $  616,861(A)     $3,308,099        $ 6,558,151
                                          ===========         ==========        ===========       ==========         ==========

  Year ended June 30, 1997
    Deducted from asset accounts:
      Allowance for doubtful accounts     $ 6,558,151         $   88,892(B)     $        -        $  744,744(A)     $ 5,902,299
      Other investments                             -                  -                 -                 -                  -
                                          ___________         __________        ____________       __________        ___________
        Total                             $ 6,558,151         $   88,892        $        -        $  744,744        $ 5,902,299
                                          ===========         ==========        ===========        ==========        ===========

  Year ended June 30, 1998:
  Deducted from asset accounts:
       Allowance for doubtful accounts    $ 5,902,299         $    5,604        $        -        $3,108,682(C)     $ 2,799,221
       Other Investments                            -                  -                 -                 -                  -
                                          ___________         __________         ___________      __________        ___________
        Total                             $ 5,902,299         $    5,604        $        -        $3,108,682        $ 2,799,221
                                          ===========         ==========        ===========       ==========        ===========


  (A)  CURRENCY TRANSLATION AND DIRECT WRITE-OFF.
  (B)  INCLUDING DISCONTINUED OPERATING.
  (C)  CURRENCY TRANSLATION AND DIRECT WRITE-OFF, NET OF DISCONTINUED OPERATIONS.


                 Report of Independent Accountants






  To the Board of Directors and Shareholders of DIMON Incorporated


  In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of changes in stockholders' equity and of cash flows present fairly, in all material respects, the financial position of DIMON Incorporated and its subsidiaries at June 30, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




  /s/  PricewaterhouseCoopers LLP
  PricewaterhouseCoopers LLP
  Charlotte, North Carolina
  September 3, 1998

                    Report of Independent Accountants
                     on Financial Statement Schedule






  To the Board of Directors of DIMON Incorporated


  Our audits of the consolidated financial statements referred to in our report dated September 3, 1998 appearing in this Annual Report on Form 10-K also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


  /s/ PricewaterhouseCoopers LLP
  PricewaterhouseCoopers LLP
  Charlotte, North Carolina
  September 3, 1998



                                     SIGNATURES
                                     ----------

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
  Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 22, 1998.

  DIMON INCORPORATED (Registrant)    /s/  Claude B. Owen, Jr.
                                     By   _____________________________________
                                          Claude B. Owen, Jr.
                                          Chairman of the Board and
                                          Chief Executive Officer

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

    /s/  Thomas F. Keller                 ___________________________________
    __________________________________    Anthony C. B. Taberer
    Thomas F. Keller                           Director of DIMON Incorporated
       Director of DIMON Incorporated
                                          /s/   Jerry L. Parker
                                          ___________________________________
    /s/  James E. Johnson, Jr.            Jerry L. Parker
    __________________________________         Senior  Vice  President-Controller
    (Principal                                 Accounting Officer) of DIMON
    James E. Johnson, Jr.                      Incorporated
       Director of DIMON Incorporated





                                   EXHIBIT INDEX
                                   -------------

   Exhibit                                                                   Page No.
   -------                                                                   --------
     3.01  Amended and Restated Articles of Incorporation of
           DIMON Incorporated  (incorporated by reference to
           Appendix VII to DIMON Incorporated's Joint
           Proxy Statement filed pursuant to Rule 424(b) in
           connection with DIMON Incorporated's Registration
           Statement on Form S-4 (file 33-89780))

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




                                   EXHIBIT INDEX
                                   -------------

   Exhibit                                                                   Page No.
   -------                                                                   --------

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





                                   EXHIBIT INDEX
                                   -------------

   Exhibit                                                                   Page No.
   -------                                                                   --------

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

    10.13  Amendment No. 1 dated May 6, 1998 to the $500,000,000
           Credit Agreement dated as of June 27, 1997 among the company, the lenders named therein, NationsBank, N.A. as administrative agent, First Union National Bank, as documentation agent and Cooperatieve Centrale Raiffaisen-Boerenleenbank B.A.,
           "Rabobank Nederland," New York Branch and Societe Generale as co-agents (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 1998)

    10.14  Form of Note in connection with Credit Agreement
           (incorporated by reference to Exhibit 10.2 to DIMON
           Incorporated's Registration Statement on Form S-3
           (No. 333-33267))

    10.15  Stock Purchase Agreement, dated as of
           February 14, 1997, among DIMON Incorporated,
           Intabex Holdings Worldwide S.A., Folium Inc.,
           Leaf Management Investments Ltd. and
           Tabacalera S.A. (incorporated by reference herein to Exhibit 10.1 to DIMON Incorporated's
           Current Report on Form 8-K dated
           April 16, 1997)



                                   EXHIBIT INDEX
                                   -------------

   Exhibit                                                                   Page No.
   -------                                                                   --------

    10.16  Indenture, dated as of April 1, 1997, by DIMON
           Incorporated to LaSalle National Bank, relating to
           6 1/4% Convertible Subordinated Debentures due
           March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated's Current
           Report on Form 8-K dated April 16, 1997)

    10.17  Non-Competition Agreements, dated as of
           April 1, 1997, by and between Intabex S.A. (Zug) and Folium Inc. (incorporated by reference herein to Exhibit 10.3 and 10.7 to DIMON Incorporated's
           Current Report on Form 8-K dated April 16, 1997)

    10.18  Registration Rights Agreement, dated as of
           April 1, 1997, by and between DIMON Incorporated,
           Tabacalera S.A., Folium Inc. and Leaf Management
           Investments Ltd. (incorporated by reference herein to Exhibit 10.4 to DIMON Incorporated's Current
           Report on Form 8-K dated April 16, 1997)

    10.19 Consulting Agreement, dated April 1, 1997, by and between Intabex S.A. (Zug) and Anthony
           C.B. Taberer (incorporated by reference herein to Exhibit 10.5 to DIMON Incorporated's Current
           Report on Form 8-K dated April 16, 1997)

    10.20  Asset Purchase Agreement, dated as of
           February 14, 1997, by and between Dibrell Brothers
           Zimbabwe (Private) Limited and Tabex (Private)
           Limited (incorporated by reference herein to Exhibit 10.6 to DIMON Incorporated's Current
           Report on Form 8-K dated April 16, 1997)

    10.21 Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly
           Report on Form 10-Q dated February 14, 1997)

    10.22  Amended DIMON Incorporated Supplemental Retirement               79 - 100
           Plan dated July 30, 1998 and effective January 1, 1997
           (filed herewith)




                                   EXHIBIT INDEX


   Exhibit                                                                   Page No.

    10.23  Stock and Asset Purchase Agreement between DIMON                 101 - 141
           Incorporated, Florimex Worldwide GmbH and U.S.A.
           Floral Products, Inc., Dated August 12, 1998
           (filed herewith)

    21     List of Subsidiaries (filed herewith)                                142

    23.1   Consent of PricewaterhouseCoopers LLP                                143
           (filed herewith)

    23.2   Consent of PricewaterhouseCoopers LLP                                144
           (filed herewith)

    27     Financial Data Schedule (filed herewith)                             145

