Form 10-Q
period 1998-09-30
DIMON INC
filed 1998-11-13
CIK 939930

Page 1 of 18
                                                       Page 17 - Exhibit Index


                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C.  20549

                               _____________

                                FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended September 30, 1998

                                    OR

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from_____to_____

                  Commission file number 0-25734; 1-13684

                             DIMON INCORPORATED
                             ------------------
          (Exact name of registrant as specified in its charter)

                VIRGINIA                               54-1746567
                --------                               ----------
      (State or other jurisdiction                  (I.R.S. Employer
     of incorporation or organization)            Identification No.)

     512 Bridge Street, Danville, Virginia               24541
     -------------------------------------               -----
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

                      Yes [X]                        No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                   Outstanding at
               Class of Common Stock             November 9, 1998
               ---------------------             ----------------
                    NO par value                     44,525,004

                    DIMON Incorporated and Subsidiaries





                                   INDEX




                                                                 PAGE NO.
                                                                 --------

     Part I.   Financial Information:


     Consolidated Balance Sheet - September 30, 1998
     and June 30, 1998........................................... 3 -  4

     Statement of Consolidated Income - Three Months Ended
     September 30, 1998 and 1997.................................   5

     Statement of Consolidated Cash Flows - Three
     Months Ended September 30, 1998 and 1997....................   6

     Notes to Consolidated Financial Statements.................. 7 - 11

     Management's Discussion and Analysis
     of Financial Condition and Results of Operations............12 - 15

     Part II.  Other Information.................................15 - 16



     PART I. FINANCIAL INFORMATION

     Item 1. Financial Statements

                       DIMON Incorporated and Subsidiaries
                            CONSOLIDATED BALANCE SHEET

                                                 September 30
                                                     1998              June 30
                                                  (Unaudited)           1998
     (in thousands)                               ___________        ___________
     ASSETS
     Current assets
         Cash and cash equivalents................$   52,928          $   18,729
         Notes receivable.........................    71,018               5,600
         Trade receivables, net of allowances.....   303,869             319,295
         Inventories:
            Tobacco...............................   798,713             588,143
            Other.................................    24,618              24,483
         Advances on purchases of tobacco.........   155,600             192,191
         Recoverable income taxes.................     1,317               2,748
         Prepaid expenses and other assets........    17,848              24,794
         Net assets of discontinued operations....         -              32,907
                                                  ----------         -----------
                     Total current assets......... 1,425,911           1,208,890
                                                  ----------         -----------

     Investments and other assets
         Equity in net assets of
            investee companies....................     5,811              6,022
         Other investments........................    15,427              9,896
         Notes receivable.........................    11,794              9,313
         Other....................................    11,800             13,796
                                                  ----------         ----------
                                                      44,832             39,027
                                                  ----------         ----------
     Intangible assets
         Excess of cost over related net
            assets of businesses acquired.........   175,022            179,589
         Production and supply contracts..........    25,217             26,442
         Pension asset............................     3,489              3,555
                                                  ----------         ----------
                                                     203,728            209,586
                                                  ----------         ----------
     Property, plant and equipment
         Land.....................................    20,462             20,085
         Buildings................................   180,085            174,310
         Machinery and equipment..................   247,962            237,368
         Allowances for depreciation..............  (121,678)          (113,663)
                                                  ----------         ----------
                                                     326,831            318,100
                                                  ----------         ----------
     Deferred taxes and other deferred charges....    21,683             21,875
                                                  ----------         ----------
                                                  $2,022,985         $1,797,478
                                                  ==========         ==========
     See notes to consolidated financial statements




                       DIMON Incorporated and Subsidiaries
                            CONSOLIDATED BALANCE SHEET

                                                 September 30
                                                     1998              June 30
                                                  (Unaudited)           1998
     (in thousands)                               ___________        ___________
     LIABILITIES AND STOCKHOLDERS' EQUITY
     Current liabilities
         Notes payable to banks...................$  328,775         $  282,470
         Accounts payable:
            Trade.................................    83,915             80,994
            Officers and employees................     7,474              7,664
            Other.................................     8,704              7,825
         Advances from customers..................   212,603             50,521
         Accrued expenses.........................    65,304             57,294
         Income taxes.............................     4,177              5,150
         Long-term debt current...................    10,120             10,588
                                                  ----------         ----------
                  Total current liabilities.......   721,072            502,506
                                                  ----------         ----------
     Long-term debt
         Revolving Credit Notes and Other.........   546,452            548,699
         Convertible Subordinated Debentures......   123,328            123,328
         Senior Notes.............................   125,000            125,000
                                                  ----------         ----------
                                                     794,780            797,027
                                                  ----------         ----------
     Deferred credits:
         Income taxes.............................    35,440             36,723
         Compensation and other benefits..........    40,275             38,812
                                                  ----------         ----------
                                                      75,715             75,535
                                                  ----------         ----------
     Minority interest in subsidiaries............       480                480
                                                  ----------         ----------

     Commitments and contingencies................         -                  -
                                                  ----------         ----------
     Stockholders' equity
         Preferred Stock--no par value:
                                Sept. 30  Jun. 30
                                --------  -------
            Authorized shares... 10,000    10,000
            Issued shares.......      -         -          -                  -
         Common Stock--no par value:
                                Sept. 30  Jun. 30
                                --------  -------
            Authorized shares... 125,000  125,000
            Issued shares.......  44,525   44,525    182,143            182,143
         Retained earnings........................   250,524            243,816
         Equity-currency conversions..............      (364)            (2,664)
         Additional minimum pension liability.....    (1,365)            (1,365)
                                                  ----------         ----------
                                                     430,938            421,930
                                                  ----------         ----------
                                                  $2,022,985         $1,797,478
                                                  ==========         ==========

                        DIMON Incorporated and Subsidiaries
                          STATEMENT OF CONSOLIDATED INCOME
                   Three Months Ended September 30, 1998 and 1997
                                     (Unaudited)

                                                  September 30      September 30
     (in thousands, except per share amounts)         1998              1997
                                                  ___________       ____________

     Sales and other operating revenues...........$  384,165         $  439,185
     Cost of goods and services sold..............   345,697            356,284
                                                  ----------         ----------
     Gross profit.................................    38,468             82,901
     Selling, administrative and
         general expenses.........................    29,974             29,720
                                                  ----------         ----------
     Operating Income.............................     8,494             53,181

     Interest expense.............................    19,225             22,606
                                                  ----------         ----------
     Income (loss) from continuing operations
         before income taxes, equity in
         net income of investee companies
         and discontinued operations..............   (10,731)            30,575
     Income taxes (benefit).......................    (2,146)            10,038
                                                  ----------         ----------
     Income (loss) from continuing operations
         before equity in net income (loss) of
         investee companies.......................    (8,585)            20,537

     Equity in net income (loss) of investee
         companies, net of income taxes...........       (50)               310
                                                  ----------         ----------
     Income (loss) from continuing operations         (8,635)            20,847
     Discontinued business:
         Loss from operations, net of tax
            benefits ($761-1998 and $117-1997)....      (841)             (397)
         Gain on disposal, net of $4,288 tax......    23,753                 -
                                                  ----------         ----------
     NET INCOME...................................$   14,277         $  20,450
                                                  ==========         ==========

     Basic Earnings Per Share
      Income (loss) from continuing
          operations..............................     $(.19)             $.47
      Discontinued operations.....................       .51              (.01)
                                                  ----------         ----------
      Net Income..................................      $.32              $.46
                                                  ==========         ==========
     Diluted Earnings Per Share
      Income (loss) from continuing
          operations.............................      $(.19)             $.45
      Discontinued operations....................        .51              (.01)
                                                  ----------         ----------
      Net Income.................................       $.32  *           $.44
                                                  ==========         ==========
     Average number of shares outstanding:
         Basic....................................    44,525            44,338
         Diluted..................................    44,544 *          49,088
     Cash dividends per share.....................      $.17              $.15
                                                  ==========         ==========
     See notes to consolidated financial statements

   * Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.



                    DIMON Incorporated and Subsidiaries
                   STATEMENT OF CONSOLIDATED CASH FLOWS
              Three Months Ended September 30, 1998 and 1997
                                (Unaudited)

                                                  September 30      September 30
     (in thousands)                                   1998              1997
                                                  ___________       ____________
     Operating activities
         Net Income...............................$  14,277          $  20,450
         Adjustments to reconcile net income to
         net cash provided by operating activities:
            Depreciation and amortization.........   10,599             11,780
            Deferred items........................      154               (459)
            Loss (gain) on foreign currency
                transactions......................    1,188               (569)
            Gain on disposition of fixed assets...     (601)              (718)
            Change in discontinued operations.....    1,023                  -
            Gain on disposition of
                discontinued operations...........  (23,753)                 -
            Undistributed loss (earnings)
                of investees......................       50               (310)
            Bad debt expense......................      202                270
            Decrease in accounts receivable.......    9,795            125,598
            Increase in inventories and
                advances on purchases of tobacco.. (171,737)          (231,727)
            Decrease in recoverable taxes.........    1,437              1,036
            Decrease in prepaid expenses..........    6,082              1,848
            Increase (decrease) in accounts
                payable and accrued expenses......    8,014            (53,193)
            Increase in advances from customers...  168,352            116,250
            Increase (decrease) in income taxes...   (4,960)                46
            Other.................................       45                 39
                                                  ----------         ----------
              Net cash provided (used) by
                  operating activities............   20,167             (9,659)
                                                  ----------         ----------

     Investing activities
         Purchase of property and equipment.......  (13,167)            (6,681)
         Proceeds from sale of property
             and equipment........................    1,444              1,981
         Payments received (advances) on
             notes receivable and receivable
             from investees.......................   (3,684)             1,683
         Payments received (advances) for
            other investments and other assets          451             (2,548)
         Purchase of remaining interest
            in investee...........................        -             (2,200)
                                                  ----------         ----------
              Net cash used by investing
              activities..........................  (14,956)            (7,765)
                                                  ----------         ----------

     Financing activities
         Net change in short-term borrowings......   41,759             (8,753)
         Proceeds from long-term borrowings.......       22                 29
         Repayment of long-term borrowings........   (5,667)            (7,394)
         Proceeds from sale of common stock.......        -              1,321
         Cash dividends paid to
             DIMON Incorporated stockholders......   (7,569)            (6,650)
                                                  ----------         ----------
         Net cash provided (used) by
            financing activities..................   28,545            (21,447)
                                                  ----------         ----------
     Effect of exchange rate changes on cash......      443               (252)
                                                  ----------         ----------
     Increase (decrease) in cash and
         cash equivalents.........................   34,199            (39,123)
     Increase in cash from consolidation
         of investee..............................        -                 27
     Cash and cash equivalents at
         beginning of year........................   18,729            107,131
                                                  ----------         ----------
             Cash and cash equivalents
                 at end of period.................$  52,928          $  68,035
                                                  ==========         ==========

     See Note 5 to consolidated financial statements for a description of a significant non-cash transaction.

                    DIMON Incorporated and Subsidiaries
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. Basic earnings per share is computed by dividing earnings by the weighted average number of shares outstanding during each period. The diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options.

          The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), and has reflected changes required for all periods presented in the accompanying unaudited consolidated financial statements. The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:

                                                     September 30      September 30
     (in thousands, except per share amounts)            1998              1997
                                                     ___________       ____________

     Basic Earnings
     --------------
         Income (loss) from continuing operations...   $(8,635)           $20,847
         Discontinued operations....................    22,912               (397)
                                                       --------           --------
         Net Income.................................   $14,277            $20,450
                                                       ========           ========

     Shares
     ------
         Weighted Average Number of Shares
         Outstanding................................    44,525             44,338
                                                       ========           ========

     Basic Earnings per Share
     ------------------------
         Income (loss) from continuing operations..      $(.19)              $.47
         Discontinued operations...................        .51               (.01)
                                                       --------           --------
         Net Income................................      $ .32               $.46
                                                       ========           ========

     Diluted Earnings
     ----------------
      Income (loss) from continuing operations..      $ (8,635)           $20,847
      Add after tax interest expense applicable
         to 6 1/4% Convertible Debentures issued
         April 1, 1997..........................             - *            1,175
                                                       --------           --------
      Income (loss) from continuing operations..        (8,635)            22,022
      Discontinued operations...................        22,912               (397)
                                                       --------           --------
      Net Income as Adjusted....................       $14,227 *          $21,625
                                                       ========           ========

     Shares
     ------
      Weighted average number of common
          shares outstanding....................       44,525              44,338
      Shares applicable to stock options,
          net of shares assumed to be purchased
          from proceeds at average
          market price..........................           19                 463
      Assuming conversion of 6 1/4%
         Debentures at the beginning of
             each period........................            - *             4,287
                                                       --------           --------
      Average Number of Shares Outstanding......       44,544 *            49,088
                                                       ========           ========

     Diluted Earnings Per Share
     --------------------------
      Income (loss) from continuing operations..        $(.19)*              $.45
      Discontinued operations...................          .51 *              (.01)
                                                       --------           --------
      Net Income as Adjusted....................        $ .32 *              $.44
                                                       ========           ========

     * Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

     DIMON Incorporated and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



          Due to the provisions of FAS 128, previously reported shares changed insignificantly, and there was no change in previously reported earnings per share.

     2. As of July 1, 1998 the Company adopted Statement of Financial Standards No. 130, "Reporting Comprehensive Income" (SFAS 130). The adoption of this statement had no impact on the Company's net income or Stockholders' equity. SFAS 130 establishes new rules for the reporting and presentation of comprehensive income and its components.
           SFAS 130 requires equity currency conversion adjustments to be included in other comprehensive income. Amounts in prior year financial statements have been reclassified to conform to SFAS 130.

          The components of comprehensive income were as follows:
          (in thousands)
                                                             September 30
                                                         1998           1997
                                                       --------       --------
               Net income..............................$14,277        $20,450
               Change in Equity Currency Conversion....  2,300         (2,904)
                                                       --------       --------
               Total comprehensive income..............$16,577        $17,546
                                                       ========       ========

     3. The accompanying unaudited consolidated financial statements have been prepared in accordance with the instructions to Form 10-Q and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

     4. On April 1, 1995, Dibrell Brothers, Incorporated (Dibrell) and Monk-Austin, Inc. (Monk-Austin) merged into DIMON. In connection with the merger, the Company incurred legal, accounting and financial consultants costs of $8.1 million and commenced various activities to restructure its worldwide operations. In June 1995, the Company provided a restructuring reserve of $17.9 million pre-tax related primarily to eliminating duplicative facilities of tobacco operations and a reduction in the number of employees. In 1996 a restructuring provision of $15.4 million was made primarily for additional severance costs. During the year ended June 30, 1996, the Company severed a total of 367 employees most of which were involuntarily separated.
          The severed employees were primarily in the tobacco division and worked in various departments throughout the Company. During the year ended June 30, 1997, additional restructuring charges were accrued in the amount of $3.9 million, of which $2.9 million relates to additional severance costs and $1 million relates to a reduction of capitalized idle plant expense. At June 30, 1998, the remaining cash outlays associated with employee separations are expected to total $5.0 million, of which $1.0 million will be expended in 1999. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years. No additional restructuring charges are anticipated.

          During the three months ended September 30, 1998, the Company paid out $.353 million, principally for employee separations.

     5. On September 30, 1998 the Company finalized the sale of the flower operations, receiving approximately $66 million as a note. The buyer assumed $31 million of the debt of Florimex Worldwide. The Company recorded a gain on the sale of $23.8 million net of $4.3 million tax. On October 2, 1998, the Company collected the $66 million for payment of the note.

     DIMON Incorporated and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     6. DIMON acquired Intabex, and certain assets of Tabex (Private) Limited, an affiliate of Intabex, on April 1, 1997, for an initial purchase price of $264.19 million, consisting of 1.7 million shares of DIMON common stock, $140 million in ten year, 6.25% subordinated convertible debentures, convertible at $28.77 a share (the "Convertible Debentures"), and $86.12 million in cash, as reported on Form 8-K filed April 16, 1997.

          On September 22, 1998, DIMON filed an action in the United States District Court for the Southern District of New York relating to its acquisition of Intabex. The purchase agreements for DIMON's acquisition of Intabex and the Tabex assets provided several purchase price adjustment mechanisms relating to the pre-acquisition financial statements of Intabex and the representations, warranties and covenants of Intabex negotiated by DIMON as part of the acquisition. The Intabex stock purchase agreement provided for a post-closing adjustment in the purchase price based upon the net worth of Intabex as of March 31, 1997, as determined by audited financial statements of Intabex that were prepared in accordance with certain requirements of the agreement. In August 1997, the Intabex purchase price was adjusted pursuant to this mechanism and reduced by $18.6 million to $245.6 million. The adjustment was effected by the return of $16.7 million principal amount of Convertible Debentures plus certain interest payments that had been made thereon, and $1.9 million in cash. The adjustment was reflected in the Company's Form 10-Q for the quarter ended September 30, 1997. At the time of the post-closing settlement, one of the former Intabex shareholders, Folium, Inc., also agreed to guarantee the sales price by DIMON of certain tobacco inventory that had been acquired as part of the Intabex acquisition. That guarantee resulted in a further payment to DIMON by Folium, Inc. of $7.3 million in April 1998. Folium, Inc. is controlled by a British Virgin Islands trust of which A.C.B. Taberer is a potential beneficiary. Mr. Taberer is a director of and consultant to DIMON and the former Chairman of Intabex.

          In addition to the post-closing audit and purchase price adjustment and the inventory payments, the former Intabex shareholders also agreed to indemnify DIMON, up to $90 million, for misrepresentations or breaches in Intabex's representations, warranties or covenants, including representations and warranties as to Intabex's financial statements for periods prior to April 1, 1997. Convertible Debentures in the principal amount of $90 million (the "Set-Off Debentures") were segregated at the time of the acquisition to secure any claims by DIMON for indemnification. DIMON is entitled, subject to the fulfillment of certain conditions, to set-off against the Set-Off Debentures any such claims. The amount of the Set-Off Debentures declines from $90 million in stages, with $15 million principal amount of Set-Off Debentures continuing to be subject to set-off after October 1, 1998, through July 31, 1999, and $10 million continuing to be subject to set-off from August 1, 1999 through April 1, 2000. However, the Set-Off Debentures are not released to the extent that claims are outstanding as of any of those dates. A DIMON subsidiary in Zimbabwe is entitled to similar indemnification and set-off rights in connection with the Zimbabwe tobacco assets purchased from Tabex, subject to a maximum indemnification and set-off of $12 million. Except for certain claims relating primarily to prior period taxes, claims for purchase price adjustment or indemnity under the stock purchase agreement generally were required to be asserted by DIMON by September 30, 1998.

          To allow adequate opportunity for discovery of possible adjustments, DIMON required that the claims mechanisms under the purchase agreements operate at least through September 30, 1998, the anticipated completion of DIMON's second full audit cycle after the acquisition. In connection with the completion of its analysis of post-closing adjustments, DIMON has asserted claims for indemnification for the full amount of the Set-Off Debentures. The claims reflect DIMON's rights for purchase price adjustment or indemnification under the stock purchase agreement arising out of, among other matters, inaccuracies or misrepresentations as to the carrying values of certain assets or income recorded in the Intabex financial

     DIMON Incorporated and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     6.   (Continued)
          statements for periods prior to the date of acquisition that were delivered pursuant to the stock purchase agreement or the understatement or omission of certain liabilities or expenses recorded in such financial statements. The acquisition was accounted for using the purchase method of accounting. As a result, the Intabex financial statements for periods prior to April 1, 1997, are not included in the Consolidated Financial Statements of DIMON.

          Any recovery pursuant to these claims or upon settlement with the former Intabex shareholders will be earnings accretive to DIMON. Any recovery will be applied first against $8.1 million in accounts receivable DIMON has established with respect to certain of these claims. Any balance will be recorded as an adjustment to the Intabex purchase price and a reduction in the carrying value of acquired assets, including goodwill, reflected on DIMON's consolidated balance sheet. A corresponding reduction in DIMON's interest expense and in the number of shares used in calculating fully diluted earnings per share would result from any reduction in principal amount of Set-Off Debentures.

          Interest is payable on the Convertible Debentures quarterly. The stock purchase agreement provides that, absent an agreement among the parties, DIMON must obtain a court order before setting off its claims under the stock purchase agreement against the Set-Off Debentures. DIMON has been advised by counsel representing one of the former Intabex shareholders that the former shareholders have acknowledged responsibility for $4.8 million of the $8.1 million in claims reflected as receivables in the June 30, 1998 consolidated financial statements of DIMON, but have not agreed as to the accrual of interest and specific allocation of indemnity responsibility among them as to such claims. As to the balance of DIMON's claims, the former shareholders have advised DIMON that they do not have sufficient information currently to evaluate the claims.

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

     DIMON Incorporated and Subsidiaries
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



     7. On April 1, 1997, in connection with the Intabex acquisition, DIMON Incorporated issued $123.3 million of 6 1/4% Convertible Subordinated Debentures due on March 31, 2007 (the "Debentures"). The Debentures are convertible into approximately 4.29 million shares of the Company's Common Stock at a conversion price of $28.77 per share at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000. As discussed in Note 6, Intabex's former shareholders have indemnified DIMON against certain liabilities in connection with the acquisition of Intabex. DIMON may set off any such indemnified liabilities against $90 million of the Debentures. The amount of Debentures subject to set-off declines in stages, as discussed in Note 6.

     8. On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through June 30, 1998, of $21.277 million, before related tax benefits for all assessed interest. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest through June 30, 1998, of $9.042 million, before related tax benefits for all assessed interest. During the fiscal year ended June 30, 1998, the Company had $22.793 million of assessments reversed in its favor. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the remaining proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

     9. The results of operations for the three months ended September 30, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

     10. Certain prior period amounts have been reclassified to conform to the current period presentation.

     DIMON Incorporated and Subsidiaries

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations



     RESULTS OF OPERATIONS:
     ---------------------


     Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997:

     The Company's sales and other operating revenues from continuing operations were $384.2 million, a decrease of 12.5% from $439.2 million in 1997, primarily due to lower average prices and decreased volumes on foreign grown tobaccos and decreased processing fees and services of foreign and U.S. grown tobaccos, offset partially by higher average prices of U.S. grown tobacco. Decreases in sales of foreign grown tobacco were primarily related to South America and Europe, partially offset by increases in Africa and the dark tobacco operations. Lower prices of foreign grown tobaccos accounted for $38 million of the decrease, while decreased volumes and processing fees and services accounted for decreases of $14.4 million on foreign grown tobaccos and $8.2 million of U.S. grown tobacco. Higher prices on U.S. grown tobaccos offset decreases by $5.6 million. Lower prices of foreign grown tobaccos were due primarily to a decline in purchase prices of tobacco, product mix and the general over supply of tobacco. Decreased volumes of U.S. tobacco resulted from decreased orders from domestic cigarette manufacturers due to uncertainties surrounding settlement of tobacco legislation and potentially higher excise taxes. The Company has also been negatively impacted by devaluation of currencies in certain Asian and eastern European countries which has resulted in delay or cancellation of some shipments of tobacco. The Company believes that the risks of further delays in shipments and the realization of lower average prices could continue in future periods.

     The cost of sales and expenses from continuing operations decreased 2.7% from $386 million in 1997 to $375.7 million in 1998. Operating margin (operating income) as a percentage of sales decreased from 12.1% in 1997 to 2.2% in 1998. The decrease in margins was primarily due to decreased volumes in South America and Europe and a $5.6 million charge to provide for costs incurred in connection with the 1998 tobacco crop in Tanzania.

     Interest expense in 1998 decreased $3.4 million, of which approximately $2.9 million was due to lower borrowings and $0.5 million was due to lower average rates.

     The effective tax rate was 20% for 1998 compared to 32.8% in 1997. The decrease in rate was due to changes in the distribution of income between taxing jurisdictions.

     DIMON Incorporated and Subsidiaries

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Continued)



     FINANCIAL CONDITION:
     -------------------

     The purchasing and processing activities of the Company's tobacco business are seasonal. The Company's need for capital fluctuates accordingly and, at any of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or lesser than at year end. The Company historically has needed capital in excess of cash flow from operations to finance inventory and accounts receivable and, more recently, to finance acquisitions of foreign tobacco operations. The Company also prefinances tobacco crops in certain foreign countries by making cash advances to farmers prior to and during the growing season.

     DIMON's working capital decreased from $706.384 million at June 30, 1998 to $704.839 million at September 30, 1998. The current ratio of 2.4 to 1 at June 30, 1998 decreased to 2.0 to 1 at September 30, 1998. At September 30, 1998, current assets increased $217.021 million, or 18.0%, and current liabilities increased $218.566 million, or 43.5%, from June 30, 1998. Current assets increased primarily due to increases in tobacco inventories, notes receivable and cash of $210.570 million, $65.418 million and $34.199 million, respectively, offset partially by decreases in advances and net assets of discontinued operations of $36.591 million and $32.907 million, respectively. The increase in inventories reflects the seasonal tobacco operations. The sale of the flower operations accounts for the changes in notes receivable and net assets of discontinued operations. Current liabilities increased primarily due to increases in advances from customers and notes payable to banks of $162.082 million and $46.305 million, respectively. The Company is focused on the reduction of inventory and advances on purchases of tobacco to strengthen its balance sheet and compliance with existing debt covenants as well as improvements in operating efficiencies and margins. Inventories and advances on purchases of tobacco have decreased by approximately $126 million compared to the same period last year. In addition, the level of uncommitted inventories has decreased. However, uncommitted inventories present continuing financial risk to the Company.

     At September 30, 1998, DIMON had seasonally adjusted lines of credit of $1,390 million, excluding the long-term credit agreements. These lines bear interest at annual rates ranging from 5.97% to 14.67%. At September 30, 1998, unused lines of credit amounted to $604 million, net of $112 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding borrowings excluding the long-term credit agreements during the three months ended September 30, 1998 were $528 million.

     To ensure long-term liquidity, DIMON entered into a $500 million Credit Facility, effective June 27, 1997, with 20 banks which replaced DIMON's $240 million existing credit facility. The Company had $120 million of borrowings under these agreements at September 30, 1998. The Company uses the Credit Facility to classify $380 million of working capital loans to Revolving Credit Notes. It is the Company's intent to finance at least $500 million on a long-term basis. The Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The Credit Facility's initial term expires on June 27, 2000, and subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.25% at September 30, 1998). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

     DIMON Incorporated and Subsidiaries

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Continued)



     FINANCIAL CONDITION (Continued)
     -------------------

     The Company believes that its short-term lines of credit, customer advances, and cash from operations combined with the Senior Notes are sufficient to fund the Company's purchasing and capital needs for fiscal 1999. There can be no assurance, however, that other alternative sources of capital will be available in the future or, if available, that any such alternative sources will be on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

     Cash flows provided by operating activities increased $29.826 million from ($9.659 million) to $20.167 million for the three months ended September 30, 1998 over the same period last year, due primarily to increases in inventories and advances on purchases of tobacco, increases in accounts payable and accrued expenses and increases in advances from customers offset by decreases in accounts receivable and net income from continuing operations. Cash flows used in investing activities increased $7.191 million primarily due to purchases of property, plant and equipment and advances on notes receivable, offset by advances for other investments and the purchase of remaining interest of an investee in 1997. Cash flows provided by financing activities increased $49.992 million primarily due to the increase in short-term borrowings.


     OUTLOOK AND OTHER INFORMATION:
     -----------------------------

     Although the Company believes that there continue to be certain positive fundamentals in the tobacco business on a global basis, the Company does not expect the current currency crisis in east Asia and eastern Europe and the related effect on purchasing power of customers in those areas to improve in the near term. The Company also believes that the heightened prospect of increased retail prices and thus lower expected consumption of cigarettes in the U.S. continues to impact the purchasing decisions, relating to both U.S. and foreign leaf tobacco, of certain of the Company's primary U.S. based customers. In addition, lower production volumes due to weather patterns in the Brazilian market are expected to mitigate the Company's opportunity for continued growth in export volumes from that country. The Company believes that the risks of further delays in shipments and the realization of lower average prices could continue in future periods.

     The Company has experienced significant operational challenges in Africa related to the start of activities in Tanzania. Such challenges in Tanzania include the start up of a new factory in October 1998, an unreliable infrastructure which hinders efficient distribution and losses on farmer advances. Given these challenges, the Company believes it is not likely that there will be a significant improvement in sales or operating profit in Tanzania for the remainder of the fiscal year.

     The Company does not anticipate much improvement in trading conditions or earnings in the second quarter but expects the Company's cumulative earnings from continuing operations to be marginally profitable by the end of the third quarter. The Company expects tobacco volumes and gross profits to begin to recover in the second half of the current fiscal year. Improved operating profitability from continuing operations, along with lower debt levels, is expected to have a positive impact on the third and fourth quarters. If export volumes and margins in South America return to pre-1998

     DIMON Incorporated and Subsidiaries

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations (Continued)



     OUTLOOK AND OTHER INFORMATION (Continued)
     -----------------------------
     levels, earnings in the second half of the year should improve significantly over the comparable period in fiscal 1998. While the global economic crisis continues to create a very unpredictable business environment, management remains optimistic that earnings from continuing operations in the second half of the year will trend more towards those reported in fiscal year 1997. In view of the current uncertainties, management is recommending to the Board of Directors that the Company's quarterly dividend be reduced from its current rate of $.17 to $.09 per share, effective with the regular December payment.

     See "Factors That May Affect Future Results," below, for important warnings about the forward-looking statements included in this section.


     YEAR 2000 ISSUE
     ---------------

     To prepare for the upcoming millenium change, DIMON is continuing its efforts in assessment, remediation and testing of its critical applications at all Company sites (See 1998 Annual Report - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue). The Company feels that its "Vision" project, initiated in 1996, to upgrade its computer infrastructure and the implementation of a third party accounting application at an additional international site will result in all core systems being Y2K compliant.

     DIMON's Year 2000 project is presently on schedule with a target date for corporate readiness set for mid-1999. Each location's preparation includes development of contingency plans for all critical business processes. Should any of these processes be impacted as a result of system, equipment, or business-partner failure, action plans will be in place by January 1, 2000, to address the situation. DIMON has incurred approximately $2.4 million of the $3.5 million estimated for the "Vision" project and has also incurred approximately $2.5 million of the $3.5 million estimated for other network and equipment upgrades. The Company does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position or results of operations.


     FACTORS THAT MAY AFFECT FUTURE RESULTS:
     --------------------------------------

     The foregoing discussion may contain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. Certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the remainder of fiscal year 1999 and beyond to differ materially from those expressed in any forward-looking statements made by the Company are discussed above under "OUTLOOK AND OTHER INFORMATION" and in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."



     PART II.  OTHER INFORMATION

     Item 6.   Exhibits and Reports on Form 8-K

     ( a )  Exhibit  27           -    Financial Data Schedule

     ( b )  Reports on Form  8-K  -    None

                     DIMON Incorporated and Subsidiaries






                                SIGNATURES



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                              DIMON Incorporated


                                              /s/ Jerry L. Parker
                                              _______________________________

     Date: November 13, 1998                  Jerry L. Parker
                                              Senior Vice President
                                              - Controller
                                              (Principal Accounting Officer)

                              DIMON Incorporated and Subsidiaries



                                        EXHIBIT INDEX
                                  -------------------------

     Exhibit                                                         Page No.
     -------                                                         --------
       27       Financial Data Schedule..............................   18


