Form 10-Q
period 1998-12-31
DIMON INC
filed 1999-02-12
CIK 939930

Page 1 of 19
                                                   Page 18 - Exhibit Index


                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION

                     WASHINGTON, D.C.  20549

                          _____________

                            FORM 10-Q

      [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended December 31, 1998

                               OR

     [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
             OF THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from_____to_____

             Commission file number 0-25734; 1-13684

                       DIMON INCORPORATED
                       __________________
     (Exact name of registrant as specified in its charter)

           VIRGINIA                          54-1746567
_________________________________       ____________________
 (State or other jurisdiction             (I.R.S. Employer
of incorporation or organization)       Identification No.)

512 Bridge Street, Danville, Virginia          24541
________________________________________     __________
(Address of principal executive offices)     (Zip Code)


Registrant's telephone number, including area code (804) 792-7511
                                                   ______________

                         Not Applicable
                         ______________
         (Former name, former address and former fiscal
               year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                 Yes [X]                    No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

          Class of Common Stock        February 7, 1999
          _____________________        ________________
               NO par value                44,525,004

                    DIMON Incorporated and Subsidiaries





                                        INDEX




                                                                      PAGE NO.
                                                                      ________
          Part I.   Financial Information:


          Consolidated Balance Sheet December 31, 1998
          and June 30, 1998........................................... 3 -  4

          Statement of Consolidated Income - Three Months
          and Six Months Ended December 31, 1998 and 1997.............    5

          Statement of Consolidated Cash Flows - Six
          Months Ended December 31, 1998 and 1997.....................    6

          Notes to Consolidated Financial Statements.................. 7 - 11

          Management's Discussion and Analysis
          of Financial Condition and Results of Operations............12 - 16

          Part II.  Other Information.................................   16






  PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

                 DIMON Incorporated and Subsidiaries
                      CONSOLIDATED BALANCE SHEET

                                               December 31
                                                  1998       June 30
                                               (Unaudited)     1998
  (in thousands)                              ____________  __________
  ASSETS
  Current assets
    Cash and cash equivalents................ $   26,655   $   18,729
    Notes receivable.........................      4,835        5,600
    Trade receivables, net of allowances.....    295,948      319,295
    Inventories:
      Tobacco................................    643,796      588,143
       Other.................................     24,052       24,483
    Advances on purchases of tobacco.........    138,645      192,191
    Recoverable income taxes.................      1,343        2,748
    Prepaid expenses and other assets........     18,764       24,794
    Net assets of discontinued operations....          -       32,907
                                              -----------  -----------
         Total current assets................  1,154,038    1,208,890
                                              -----------  -----------

  Investments and other assets
    Equity in net assets of investee
      companies..............................      5,732        6,022
    Other investments........................     12,462        9,896
    Notes receivable.........................     11,695        9,313
    Other....................................     10,039       13,796
                                              -----------  -----------
                                                  39,928       39,027
                                              -----------  -----------
  Intangible assets
    Excess of cost over related net
      assets of businesses acquired..........    173,524      179,589
    Production and supply contracts..........     24,062       26,442
    Pension asset............................      3,555        3,555
                                              -----------  -----------
                                                 201,141      209,586
                                              -----------  -----------

  Property, plant and equipment
    Land.....................................     20,527       20,085
    Buildings................................    183,515      174,310
    Machinery and equipment..................    249,479      237,368
    Allowances for depreciation..............   (127,778)    (113,663)
                                              -----------  -----------
                                                 325,743      318,100
                                              -----------  -----------
  Deferred taxes and other deferred
    charges..................................     27,987       21,875
                                              -----------  -----------
                                              $1,748,837   $1,797,478
                                              ===========  ===========

  See notes to consolidated financial statements


                 DIMON Incorporated and Subsidiaries
                      CONSOLIDATED BALANCE SHEET

                                             December 31
                                                1998           June 30
                                             (Unaudited)         1998
  (in thousands)                             ____________    __________
  [S]                                        [C]            [C]
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Notes payable to banks...................$  232,611     $   282,470
    Accounts payable:
      Trade..................................    50,207          80,994
      Officers and employees.................     6,408           7,664
      Other..................................     9,227           7,825
    Advances from customers..................   135,112          50,521
    Accrued expenses.........................    47,780          57,294
    Income taxes.............................     1,208           5,150
    Long-term debt current...................    10,493          10,588
                                              -----------    -----------
         Total current liabilities...........   493,046         502,506
                                              -----------    -----------

  Long-term debt
    Revolving Credit Notes and Other.........   516,579         548,699
    Convertible Subordinated Debentures......   123,328         123,328
    Senior Notes.............................   125,000         125,000
                                              -----------    -----------
                                                764,907         797,027
                                              -----------    -----------
  Deferred credits:
      Income taxes...........................    32,710          36,723
      Compensation and other benefits........    40,398          38,812
                                              -----------    -----------
                                                 73,108          75,535
                                              -----------    -----------
  Minority interest in subsidiaries..........       480            480
                                              -----------    -----------

  Commitments and contingencies..............         -              -
                                              -----------    -----------
  Stockholders' equity
    Preferred Stock--no par value:
                           Dec. 31   Jun. 30
                           _______   _______
      Authorized shares... 10,000    10,000
      Issued shares.......      -         -           -              -


    Common Stock--no par value:
                          Dec. 31   Jun. 30
                          _______   _______
      Authorized shares...125,000   125,000
      Issued shares....... 44,525    44,525     182,143        182,143
      Retained earnings......................   237,820        243,816
      Equity-currency conversions............    (1,302)        (2,664)
      Additional minimum pension liability...    (1,365)        (1,365)
                                              -----------    ----------
                                                417,296        421,930
                                              -----------    ----------
                                             $1,748,837     $1,797,478
                                             ===========    ===========


                           DIMON Incorporated and Subsidiaries
                             STATEMENT OF CONSOLIDATED INCOME
                 Three Months and Six Months Ended December 31, 1998 and 1997
                                         (Unaudited)

                                                1999        1998         1999           1998
                                              Second      Second    First Six      First Six
  (in thousands, except per share amounts)   Quarter     Quarter       Months         Months
                                           ---------    ---------    ---------    -----------
  Sales and other operating revenues.....  $595,114     $591,827     $979,279     $1,031,012
  Cost of goods and services sold........   565,226      533,025      910,923        889,309
                                           ---------    ---------    ---------    -----------
  Gross profit...........................    29,888       58,802       68,356        141,703
  Selling, administrative and
    general expenses.....................    29,082       27,263       59,056         56,983
                                           ---------    ---------    ---------    -----------
  Operating Income.......................       806       31,539        9,300         84,720

  Interest expense.......................    16,160       20,945       35,385         43,551
                                           ---------    ---------    ---------    -----------
  Income (loss) from continuing operations
    before income taxes, equity in net
    income of investee companies and
    discontinued operations..............   (15,354)      10,594      (26,085)        41,169
  Income taxes (benefit).................    (6,723)         508       (8,869)        10,546
                                           ---------    ---------    ---------    -----------
  Income (loss) from continuing operations
    before equity in net income (loss)
    of investee companies................    (8,631)      10,086      (17,216)        30,623

  Equity in net income (loss) of investee
    companies, net of income taxes.......       (64)         494         (114)           804
                                           ---------    ---------    ---------    -----------
  Income (loss) from continuing
    operations...........................    (8,695)      10,580      (17,330)        31,427
  Discontinued business:
    Income (loss) from operations, net
      of tax benefits....................         -          360         (841)           (37)
    Gain on disposal, net of
      $4,288 tax.........................         -            -       23,753              -
                                           ---------    ---------    ---------    -----------
  NET INCOME (LOSS)......................  $ (8,695)     $ 10,940    $  5,582        $31,390
                                           =========    =========    =========    ===========

  Basic Earnings Per Share
    Income (loss) from continuing
      operations.........................     $(.20)         $.24       $(.38)          $.71
    Discontinued operations..............         -           .01         .51              -
                                              ------         -----      ------          -----
    Net Income...........................     $(.20)         $.25       $ .13           $.71
                                              ======         =====      ======          =====

  Diluted Earnings Per Share
    Income (loss) from continuing
      operations.........................     $(.20)         $.24       $(.38)          $.69
    Discontinued operations..............         -           .01         .51              -
                                              ------         -----      ------          -----
     Net Income..........................     $(.20)*        $.25        $.13*          $.69
                                              ======         =====      ======          =====

  Average number of shares outstanding:
    Basic................................     44,525       44,507      44,525         44,422
    Diluted..............................     44,534       49,267      44,547         49,178

  Cash dividends per share...............       $.09         $.17        $.26           $.32
                                              ======         =====      ======          =====

  See notes to consolidated financial statements

  * Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

                         DIMON Incorporated and Subsidiaries
                        STATEMENT OF CONSOLIDATED CASH FLOWS
                     Six Months Ended December 31, 1998 and 1997
                                     (Unaudited)

                                              December 31     December 31
                                                 1998            1997
  (in thousands)                              ____________    __________
  Operating activities
    Net Income...............................  $   5,582      $  31,390
    Adjustments to reconcile net income to
    net cash provided by operating activities:
      Depreciation and amortization..........     20,952         23,856
      Deferred items.........................     (8,521)        (5,669)
      Loss (gain) on foreign currency
        transactions ........................      2,136           (798)
      Gain on disposition of fixed assets....       (480)        (1,521)
      Change in discontinued operations......      1,023              -
      Gain on disposition of
        discontinued operations..............    (23,753)             -
      Undistributed loss (earnings)
        of investees.........................        114           (804)
      Income applicable to minority interest.          -             47
      Bad debt expense.......................        221            497
      Decrease in accounts receivable........     16,746        126,994
      Decrease (increase) in inventories
        and advances on purchases of
        tobacco..............................      2,424       (244,951)
      Decrease in recoverable taxes..........      1,413            640
      Decrease in prepaid expenses...........      5,138          2,159
      Decrease in accounts payable and
        accrued expenses.....................    (45,754)       (84,049)
      Increase in advances from customers....     90,423        128,867
      Decrease in income taxes...............     (7,932)        (8,717)
      Other..................................         53            796
                                                ---------      ---------
        Net cash provided (used) by
          operating activities...............     59,785        (31,263)
                                                ---------      ---------

  Investing activities
    Purchase of property and equipment.......    (21,237)       (14,209)
    Proceeds from sale of property
      and equipment..........................      2,184         14,308
    Proceeds from sale of property and
      equipment of Discontinued Operation....     37,637              -
    Advances on notes receivable and
      receivable from investees..............     (3,504)        (2,868)
   Payments received (advances) for
     other investments and other assets......      4,417           (278)
   Purchase of remaining interest
     in investee.............................          -         (2,200)
   Proceeds from sale of
     Discontinued Operation..................     28,435              -
                                                ---------      ---------
       Net cash provided (used) by
         investing activities................     47,932         (5,247)
                                                ---------      ---------

  Financing activities
    Net change in short-term borrowings......    (56,726)        32,728
    Proceeds from long-term borrowings.......        877             30
    Repayment of long-term borrowings........    (33,221)       (42,379)
    Proceeds from sale of common stock.......          -          3,204
    Cash dividends paid to
      DIMON Incorporated stockholders........    (11,577)       (14,216)
                                                ---------      ---------
    Net cash used by financing activities....   (100,647)       (20,633)
                                                ---------      ---------
  Effect of exchange rate changes on cash....        856           (970)
                                                ---------      ---------
  Increase (decrease) in cash and
    cash equivalents.........................      7,926        (58,113)
  Increase (decrease) in cash from
    consolidation of investee................          -             27
  Cash and cash equivalents at
    beginning of year........................     18,729        107,131
                                                ---------      ---------
    Cash and cash equivalents
      at end of period.......................  $  26,655      $  49,045
                                                =========      =========


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

       The Company has adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" (FAS 128), and has reflected changes required for all periods presented in the accompanying unaudited consolidated financial statements. The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:


                                                 1999        1998       1999       1998
                                                Second      Second    First Six  First Six
  (in thousands, except per share amounts)      Quarter     Quarter     Months     Months
                                                -------     -------   ---------  ----------
 Basic Earnings Per Share
 ------------------------
 Income (loss) from continuing operations..... $ (8,695)    $10,580   $(17,330)   $31,427
                                                -------     -------   ---------   --------
 Discontinued operations......................        -         360     22,912        (37)
 Net Income (Loss)............................ $ (8,695)    $10,940   $  5,582    $31,390
                                                =======     =======   =========   ========

 Shares
 ------
 Weighted Average
     Shares Outstanding.......................   44,525      44,507     44,525     44,422
                                                =======     =======   =========   ========

 Basic Earnings Per Share
 ------------------------
 Income (loss) before discontinued
   operations.................................    $(.20)       $.24      $(.38)      $.71
 Discontinued operations......................        -         .01        .51          -
                                                  ------       -----     ------      -----
 Net Income(Loss).............................    $(.20)       $.25      $ .13       $.71
                                                  ======       =====     ======      =====

 Diluted Earnings Per Share
 --------------------------
 Income (loss) from continuing operations.....  $(8,695)    $10,580   $(17,330)   $31,427
 Add after tax interest expense applicable
   to 6 1/4% Convertible Debentures issued
   April 1, 1997..............................        - *     1,176          - *    2,351
                                                -------     -------   ---------   --------
 Income (loss) before discontinued
   operations.................................   (8,695)     11,756    (17,330)    33,778
 Discontinued operations......................        -         360     22,912        (37)
                                                -------     -------   ---------   --------
 Net Income (Loss) as Adjusted................ $ (8,695)    $12,116   $  5,582    $33,741
                                                =======     =======   =========   ========

 Shares
 ------
 Weighted average number of
   common shares outstanding..................   44,525      44,507     44,525     44,422
 Shares applicable to stock options,
   net of shares assumed to be
   purchased from proceeds at
   average market price.......................        9         473         22        469
 Assuming conversion of 6 1/4%
   Debentures at beginning of period..........        - *     4,287          - *    4,287
                                                -------     -------   ---------   --------
 Average Diluted Shares Outstanding...........   44,534      49,267     44,547     49,178
                                                =======     =======   =========   ========

 Diluted Earnings Per Share...................    $(.20)       $.24      $(.38)      $.69
 Discontinued operations......................        -         .01        .51          -
                                                  ------       -----     ------      -----
 Net Income (Loss) as Adjusted................    $(.20)       $.25      $ .13       $.69
                                                  ======       =====     ======      =====

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

       The components of comprehensive income were as follows:

                                                        Six Months Ended
                                                           December 31
                                                       --------------------
            (in thousands)                              1998         1997
                                                       -------     --------
            Net income...............................  $5,582      $31,390
            Change in Equity Currency Conversion.....   1,362       (3,915)
                                                       -------     --------
            Total comprehensive income...............  $6,944      $27,475
                                                       =======     ========


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

  4. On April 1, 1995, Dibrell Brothers, Incorporated (Dibrell) and Monk-Austin, Inc. (Monk-Austin) merged into DIMON. In connection with the merger, the Company incurred legal, accounting and financial consultants costs of $8.1 million and commenced various activities to restructure its worldwide operations. In June 1995, the Company provided a restructuring reserve of $17.9 million pre-tax related primarily for the elimination of duplicative facilities of tobacco operations and a reduction in the number of employees. In 1996 a restructuring provision of $15.4 million was made primarily for additional severance costs. During the year ended June 30, 1996, the Company severed a total of 367 employees most of which were involuntarily separated. The severed employees were primarily in the tobacco division and worked in various departments throughout the Company. During the year ended June 30, 1997, additional restructuring charges were accrued in the amount of $3.9 million, of which $2.9 million relates to additional severance costs and $1 million relates to a reduction of capitalized idle plant expense. At June 30, 1998, the remaining cash outlays associated with employee separations are expected to total $5.0 million, of which $1.0 million will be expended in 1999. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years.

       During the six months ended December 31, 1998, the Company paid out $.715 million, principally for employee separations.

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

  DIMON Incorporated and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



  6. DIMON acquired Intabex, and certain assets of Tabex (Private) Limited, an affiliate of Intabex, on April 1, 1997, for an initial purchase price of $264.19 million, consisting of 1.7 million shares of DIMON common stock, $140 million in ten year, 6 1/4% subordinated convertible debentures, convertible at $28.77 a share (the "Convertible Debentures"), and $86.12 million in cash, as reported on Form 8-K filed April 16, 1997.

       On September 22, 1998, DIMON filed an action in the United States District Court for the Southern District of New York relating to its acquisition of Intabex. The purchase agreements for DIMON's acquisition of Intabex and the Tabex assets provided several purchase price adjustment mechanisms relating to the pre-acquisition financial statements of Intabex and the representations, warranties and covenants of Intabex negotiated by DIMON as part of the acquisition. The Intabex stock purchase agreement provided for a post-closing adjustment in the purchase price based upon the net worth of Intabex as of March 31, 1997, as determined by audited financial statements of Intabex that were prepared in accordance with certain requirements of the agreement. In August 1997, the Intabex purchase price was adjusted pursuant to this mechanism and reduced by $18.6 million to $245.6 million. The adjustment was effected by the return of $16.7 million principal amount of Convertible Debentures plus certain interest payments that had been made thereon, and $1.9 million in cash. The adjustment was reflected in the Company's Form 10-Q for the quarter ended September 30, 1998. At the time of the post-closing settlement, one of the former Intabex shareholders, Folium, Inc., also agreed to guarantee the sales price by DIMON of certain tobacco inventory that had been acquired as part of the Intabex acquisition. That guarantee resulted in a further payment to DIMON by Folium, Inc. of $7.3 million in April 1998. Folium, Inc. is controlled by a British Virgin Islands trust of which A.C.B. Taberer is a potential beneficiary. Mr. Taberer was a director of and consultant to DIMON and the former Chairman of Intabex. Mr. Taberer resigned as a director as of January 25, 1999.

       In addition to the post-closing audit and purchase price adjustment and the inventory payments, the former Intabex shareholders also agreed to indemnify DIMON, up to $90 million, for misrepresentations or breaches in Intabex's representations, warranties or covenants, including representations and warranties as to Intabex's financial' statements for periods prior to April 1, 1997. Convertible Debentures in the principal amount of $90 million (the "Set-Off Debentures") were segregated at the time of the acquisition to secure any claims by DIMON for indemnification. DIMON is entitled, subject to the fulfillment of certain conditions, to set-off against the Set-Off Debentures any such claims. The amount of the Set-Off Debentures declines from $90 million in stages, with $15 million principal amount of Set-Off Debentures continuing to be subject to set-off after October 1, 1998, through July 31, 1999, and $10 million continuing to be subject to set-off from August 1, 1999 through April 1, 2000. However, the Set-Off Debentures are not released to the extent that claims are outstanding as of any of those dates. A DIMON subsidiary in Zimbabwe is entitled to similar indemnification and set-off rights in connection with the Zimbabwe tobacco assets purchased from Tabex, subject to a maximum indemnification and set-off of $12 million. Except for certain claims relating primarily to prior period taxes, claims for purchase price adjustment or indemnity under the stock purchase agreement generally were required to be asserted by DIMON by September 30, 1998.

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

       Any recovery pursuant to these claims or upon settlement with the former Intabex shareholders will be applied first against $8.1 million in accounts receivable and $3.4 million in other investments that DIMON has established with respect to certain of these claims. Any balance will be recorded as an adjustment to the Intabex purchase price and a reduction in the carrying value of acquired assets, including goodwill, reflected on DIMON's consolidated balance sheet. A corresponding reduction in DIMON's legal and professional expenses, interest expense and in the number of shares used in calculating fully diluted earnings per share would result from any reduction in principal amount of Set-Off Debentures.

       The purchase price has been allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition. This allocation resulted in an excess of purchase price over net assets acquired of $167 million, which is being amortized on a straight-line basis over 40 years.

  7. On April 1, 1997, in connection with the Intabex acquisition, DIMON Incorporated issued $123.3 million of 6 1/4% Convertible Subordinated Debentures due on March 31, 2007 (the "Debentures"). The Debentures are convertible into approximately 4.29 million shares of the Company's Common Stock at a conversion price of $28.77 per share at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000. As discussed in Note 6, Intabex's former shareholders have indemnified DIMON against certain liabilities in connection with the acquisition of Intabex, and DIMON may set off any such indemnified liabilities against $90 million of the Debentures.

  8. On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through June 30, 1998, of $21.277 million, before related tax benefits for all assessed interest. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest through June 30, 1998, of $9.042 million, before related tax benefits for all assessed interest. During the fiscal year ended June 30, 1998, the Company had $22.793 million of assessments reversed in its favor. Also, due to the devaluation of the Brazilian currency in January, 1999, the U.S. dollar equivalent of the proposed assessments may be reduced. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the remaining proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

  DIMON Incorporated and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



  9. The results of operations for the three and six months ended December 31, 1998 and 1997 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

  10. Certain prior period amounts have been reclassified to conform to the current period presentation.

  DIMON Incorporated and Subsidiaries

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations



  RESULTS OF OPERATIONS:


  Three Months Ended December 31, 1998 Compared to Three Months
  Ended December 31, 1997:

  Net sales and other operating revenues from continuing operations were $595.1 million, an increase of .6% or $3.3 million for the three months ended December 31, 1998 from $591.8 million for the same period in 1997. The increase was due to increases in quantities of U.S. and foreign grown tobacco and higher average prices of U.S. tobacco, which were offset by lower average prices of foreign grown tobacco and lower service and processing fees on U.S. and foreign grown tobaccos. Quantities of both U.S. tobacco and foreign grown tobacco increased approximately 5%, which resulted in $19.5 million and $23.1 million increases, respectively, over quantities sold in the same period last year. Increased volumes of foreign grown tobacco were primarily of African origin, partially offset by decreases in South American tobacco. Prices of U.S. grown tobacco increased, resulting in increased sales of $5.9 million over last year primarily due to product mix. Decreases in prices of foreign grown tobacco reduced net sales and other operating revenues by $25.5 million primarily due to product mix and the general over supply of tobacco. The decreased prices in foreign grown tobacco were primarily due to price decreases of African origin tobaccos. Other items, primarily service and processing fees on U.S. and foreign grown tobaccos, decreased $19.7 million primarily due to less volume being processed for the U.S. Flue Cured Stabilization program.

  The cost of sales and expenses from continuing operations increased $34.0 million, or 6.1%, from $560.3 million in 1997 to $594.3 million in 1998. Operating margin (operating income) decreased 97.4% from $31.5 million in 1997 to $.8 million in 1998 primarily due to the lower prices realized due to the general over supply of tobacco. Liquidation of old crop tobaccos during a period of depressed leaf prices worldwide resulted in significant margin erosion. Smaller crops in both North and South America resulted in lower profits for both of these regions.

  Interest expense decreased $4.8 million from the same period last year primarily due to lower borrowings.

  The effective tax rate was 43.7% for 1998 compared to 4.8% in 1997. The change in rate was due to changes in the distribution of income between taxing jurisdictions.

  Equity in net income of investees decreased $.6 million in 1998 compared to 1997 primarily due to decreases in income from investees sold that were located in Africa.

  DIMON Incorporated and Subsidiaries

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations



  RESULTS OF OPERATIONS:


  Six Months Ended December 31, 1998 Compared to Six Months Ended
  December 31, 1997:

  Net sales and other operating revenues from continuing operations were $ 979.3 million, a decrease of 5.0% or $51.7 million for the six months ended December 31, 1998 from $1,031.0 million for the same period in 1997. The decrease is primarily due to lower prices and quantities of foreign grown tobaccos and lower processing and service revenues on foreign and U.S. grown tobaccos, offset partially by increases in prices and quantities of U.S. grown tobaccos. Decreases in prices of foreign grown tobacco resulted in a $42.0 million decrease from the same period last year primarily due to lower prices realized on tobaccos from Africa and Brazil. Decreased quantities of tobaccos sold from foreign sources resulted in a decrease of $2.7 million compared to the same period in the prior year. This decrease in quantities sold was primarily in Europe, South America and Asia, partially offset by increases in Africa. Other items, primarily service and processing fees, resulted in a $15.0 million decrease from foreign sources and a $19.0 million decrease from U.S. sources. Higher prices and quantities of U.S. tobacco partially offset decreases by $12.0 million and $15.0 million, respectively. Lower prices of foreign grown tobacco were primarily due to a decline in purchase prices of tobacco and the general worldwide oversupply of tobacco. Prices and demand for tobacco continue to be negatively impacted by the uncertainties of the impact of the tobacco settlement on domestic cigarette manufacturers as well as declines in purchasing power due to devaluation of currencies in certain Asian and European countries.

  Cost of sales and expenses for the six months ended December 31, 1998 were $970.0 million, an increase of $23.7 million or 2.5% over $946.3 million for the same period in 1997. Operating margin (operating income) as a percentage of sales decreased 89.0% from $84.7 million in 1997 to $9.3 million in 1998 primarily due to lower prices realized due to the general oversupply of tobacco, as well as a $5.6 million charge to provide for costs incurred in connection with the 1998 crop in Tanzania. Liquidation of old crop tobaccos during a period of depressed leaf prices worldwide resulted in significant margin erosion. Smaller crops in both North and South America resulted in lower profits for both of these regions.

  Interest expense decreased $8.2 million from the same period in 1997 primarily due to a $7.1 million decrease attributable to lower borrowings and a $1.1 million decrease due to lower average rates.

  The effective income tax rate increased from 25.6% in 1997 to 34.0% in 1998 primarily due to the distribution of income between taxing jurisdictions.

  Equity in net income of investee companies decreased $.9 million from 1997 primarily due to decreases in income from investees sold that were located in Africa.

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

  DIMON's working capital decreased from $706.384 million at June 30, 1998 to $660.992 million at December 31, 1998. The current ratio of 2.4 to 1 at June 30, 1998 decreased to 2.3 to 1 at December 31, 1998. At December 31, 1998, current assets decreased $54.852 million, or 4.5%, and current liabilities decreased $9.460 million, or 1.9%, from June 30, 1998. Current assets decreased primarily due to decreases in advances on purchases of tobacco, net assets of discontinued operations, trade receivables and prepaid expenses of $53.546 million, $32.907 million, $23.347 million and $6.030 million, respectively, offset partially by increases in tobacco inventories and cash of $55.653 million and $7.926 million, respectively. The sale of the flower operations accounts for the changes in net assets of discontinued operations. The increase in inventories reflects the seasonal tobacco operations. Current liabilities decreased primarily due to decreases in notes payable, accounts payable trade, accrued expenses and income taxes of $49.859 million, $30.787 million, $9.514 million and $3.942 million, respectively, offset partially by the increase in customer advances of $84.591 million. The Company is focused on the reduction of inventory and advances on purchases of tobacco to strengthen its balance sheet and improve operating efficiencies and margins. Tobacco inventories and advances on purchases of tobacco have decreased by approximately $310 million compared to the same period last year. In addition, the level of uncommitted inventories has decreased by over $100 million since June 30, 1998, despite a continuing difficult trading environment for the entire leaf industry. Current uncommitted inventories are at appropriate levels, and while the upcoming South American crops may create additional inventories in the normal course of business, the Company expects continued reductions in uncommitted inventories on a seasonally adjusted basis. However, uncommitted inventories present continuing financial risk to the Company.

  At December 31, 1998, DIMON had seasonally adjusted lines of credit of $1.190 million, excluding the long-term credit agreements. These lines bear interest at annual rates ranging from 5.49% to 16.03%. At December 31, 1998, unused lines of credit amounted to $569 million, net of $107 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding borrowings excluding the long-term credit agreements during the three months ended December 31, 1998 were $559 million.

  To ensure long-term liquidity, DIMON entered into a $500 million Credit Facility, effective June 27, 1997, with 20 banks which replaced DIMON's $240 million existing credit facility. The Company had $200 million of borrowings under these agreements at December 31, 1998. The Company uses the Credit Facility to classify $300 million of working capital loans to Revolving Credit Notes. It is the Company's intent to finance at least $500 million on a long-term basis. The Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The Credit Facility's initial term expires on June 27, 2000, and subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During

  DIMON Incorporated and Subsidiaries

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)



  FINANCIAL CONDITION (Continued)

  the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (7.75% at December 31, 1998). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

  The Company believes that its lines of credit, customer advances, and cash from operations are sufficient to fund the Company's purchasing and capital needs for fiscal 1999. There can be no assurance, however, that other alternative sources of capital will be available in the future or, if available, that any such alternative sources will be on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

  Cash flows provided by operating activities increased $91.048 million from $(31.263) million to $59.785 million for the six months ended December 31, 1998 over the same period last year, due primarily to decreases in inventories and advances on purchases of tobacco, offset partially by increases in accounts receivable, gain on disposition of discontinued operations and the decrease in net income. Cash flows provided in investing activities increased $53.179 million primarily due to the proceeds from sale of discontinued operations, offset partially by increased purchases of property and equipment. Cash flows used by financing activities increased $80.014 million primarily due to the decrease in the net change in short-term borrowings, partially offset by reduced repayment of long-term borrowings.


  OUTLOOK AND OTHER INFORMATION:

  Although the Company believes that there continue to be certain positive fundamentals in the tobacco business on a global basis, the Company does not expect the current currency crisis in east Asia and eastern Europe and the related effect on purchasing power of customers in those areas to improve in the near term. The Company also believes that threats of additional lawsuits in the U.S. with increased excise taxes resulting in increased retail prices and thus lower expected consumption of cigarettes in the U.S. continues to impact the purchasing decisions, relating to both U.S. and foreign leaf tobacco, of certain of the Company's primary U.S. based customers. While recent smaller crops in the United States and South America have mitigated this situation to a certain extent, the leaf industry has not yet fully recovered from the imbalance in supply and demand that has been created by these issues. The Company believes that the risks of further delays in shipments and the realization of lower average prices could continue in future periods.

  The Company has experienced significant operational challenges in Africa, especially in Tanzania. Such challenges in Tanzania include the start up of a new factory in October 1998, an unreliable infrastructure which hinders efficient distribution and losses on farmer advances. Given these challenges, the Company believes it is not likely that there will be a significant improvement in sales or operating profit in Tanzania for the remainder of the fiscal year.

  DIMON Incorporated and Subsidiaries

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)



  OUTLOOK AND OTHER INFORMATION (Continued)

  The Company does not anticipate much improvement in trading conditions or earnings in the third quarter and expects the Company's year-to-date earnings from continuing operations to be marginally profitable by the end of the fiscal year. Improved operating profitability from continuing operations, along with lower debt levels, is expected to have a positive impact on the second half of the year, primarily in the fourth quarter. Also, if export volumes and margins in South America return to pre-1998 levels, earnings in the fourth quarter of the year should improve over the comparable period in fiscal 1998.

  See "Factors That May Affect Future Results," below, for important warnings about the forward-looking statements included in this section.


  YEAR 2000 ISSUE

  To prepare for the upcoming millenium change, DIMON is continuing its efforts in assessment, remediation and testing of its critical applications at all Company sites (See 1998 Annual Report - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue). DIMON's Year 2000 project is presently on schedule with a target date for corporate readiness set for mid-1999. Through December 31, 1998, DIMON has spent $6.1 million of its anticipated $7.0 million Year 2000 project budget. Each location's preparation includes development of contingency plans for all critical business processes. Should any of these processes be impacted as a result of system, equipment, or business-partner failure, action plans will be in place by January 1, 2000, to address the situation. The Company does not expect the financial impact of becoming Year 2000 compliant to be material to the Company's consolidated financial position or results of operations.


  FACTORS THAT MAY AFFECT FUTURE RESULTS:

  The foregoing discussion may contain forward-looking statements, generally identified by phrases such as "the Company expects," "believes," "anticipates" or words of similar effect. Certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the remainder of fiscal year 1999 and beyond to differ materially from those expressed in any forward-looking statements made by the Company are discussed above under "OUTLOOK AND OTHER INFORMATION" and in the Company's Annual Report on Form 10-K for the year ended June 30, 1998, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."


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

                                           DIMON Incorporated


                                           /s/ Jerry L. Parker
                                           ----------------------------
  Date: February 12, 1999                  Jerry L. Parker
                                           Senior Vice President -
                                           Controller
                                           (Principal Accounting Officer)

  DIMON Incorporated and Subsidiaries



                                    EXHIBIT INDEX
                              -------------------------

  Exhibit                                                                          Page No.
  -------                                                                          --------
    27         Financial Data Schedule.............................................    19









