Form 10-Q
period 1999-03-31
DIMON INC
filed 1999-05-14
CIK 939930

Page 1 of 34
                                                    Page 19 - Exhibit Index


                            UNITED STATES
                  SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C.  20549
                       _______________________

                               FORM 10-Q

        [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended March 31, 1999

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

                    Yes [X]                    No [ ]

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
                                            Outstanding at
             Class of Common Stock           May 10, 1999
             ---------------------          --------------
                 NO par value                 44,525,004

                            DIMON Incorporated and Subsidiaries





                                          INDEX




                                                                             PAGE NO.
                                                                             --------

  Part I.   Financial Information:


  Consolidated Balance Sheet  March 31, 1999
  and June 30, 1998........................................................   3 - 4

  Statement of Consolidated Income - Three Months and Nine Months Ended
  March 31, 1999 and 1998...................................................    5

  Statement of Consolidated Cash Flows - Nine
  Months Ended March 31, 1999 and 1998......................................    6

  Notes to Consolidated Financial Statements................................  7 - 11

  Management's Discussion and Analysis
  of Financial Condition and Results of Operations.......................... 12 - 16

  Part II.  Other Information...............................................   17


  PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements

                 DIMON Incorporated and Subsidiaries
                      CONSOLIDATED BALANCE SHEET

                                                  March 31
                                                    1999            June 30
                                                (Unaudited)           1998
  (in thousands)                               ____________       ____________
  ASSETS
  Current assets
    Cash and cash equivalents................ $   30,331         $   18,729
    Notes receivable.........................      4,016              5,600
    Trade receivables, net of allowances.....    320,894            319,295
    Inventories:
      Tobacco...............................     411,528            588,143
      Other.................................      25,365             24,483
    Advances on purchases of tobacco.........    134,702            192,191
    Recoverable income taxes.................     10,824              2,748
    Prepaid expenses and other assets........     16,883             24,794
    Net assets of discontinued operations....          -             32,907
                                               ----------        -----------
                Total current assets.........    954,543          1,208,890
                                               ----------        -----------

  Investments and other assets
    Equity in net assets of investee
      companies..............................      5,874              6,022
    Other investments........................      9,595              9,896
    Notes receivable.........................      9,972              9,313
    Other....................................      8,631             13,796
                                               ----------        -----------
                                                  34,072             39,027
                                               ----------        -----------
  Intangible assets
    Excess of cost over related net assets of
      businesses acquired....................    173,573            179,589
    Production and supply contracts..........     22,829             26,442
    Pension asset............................      3,555              3,555
                                               ----------        -----------
                                                 199,957            209,586
                                               ----------        -----------
  Property, plant and equipment
    Land.....................................     19,909             20,085
    Buildings................................    180,011            174,310
    Machinery and equipment..................    214,781            237,368


    Allowances for depreciation..............   (108,034)          (113,663)
                                               ----------        -----------
                                                 306,667            318,100
                                               ----------        -----------
  Deferred taxes and other deferred
    charges..................................     21,022             21,875
                                               ----------        -----------
                                              $1,516,261         $1,797,478
                                               ==========        ===========
  See notes to consolidated financial statements


                 DIMON Incorporated and Subsidiaries
                      CONSOLIDATED BALANCE SHEET


                                                 March 31
                                                  1999             June 30
                                               (Unaudited)           1998
  (in thousands)                              ____________       ____________
  LIABILITIES AND STOCKHOLDERS' EQUITY
  Current liabilities
    Notes payable to banks................... $   95,063         $  282,470
    Accounts payable:
      Trade..................................     51,901             80,994
      Officers and employees.................      5,661              7,664
      Other..................................     27,413              7,825
    Advances from customers..................     44,326             50,521
    Accrued expenses.........................     45,832             57,294
    Income taxes.............................          -              5,150
    Long-term debt current...................     10,126             10,588
                                               ----------        -----------
                Total current liabilities....    280,322            502,506
                                               ----------        -----------
  Long-term debt
    Revolving Credit Notes and Other.........    535,433            548,699
    Convertible Subordinated Debentures......    123,328            123,328
    Senior Notes.............................    125,000            125,000
                                               ----------        -----------
                                                 783,761            797,027
                                               ----------        -----------
  Deferred credits:
    Income taxes.............................     23,942             36,723
    Compensation and other benefits..........     39,943             38,812
                                               ----------        -----------
                                                  63,885             75,535
                                               ----------        -----------
  Minority interest in subsidiaries..........        480                480
                                               ----------        -----------

  Commitments and contingencies..............          -                  -
                                               ----------        -----------
  Stockholders' equity
    Preferred Stock--no par value:
                           Mar. 31    Jun. 30
                           -------    -------
      Authorized shares...  10,000     10,000
      Issued shares.......       -          -
    Common Stock--no par value:
                           Mar. 31    Jun. 30
                           -------    -------
      Authorized shares... 125,000    125,000
      Issued shares.......  44,525     44,525    182,143            182,143
    Retained earnings........................    210,816            243,816
    Equity-currency conversions..............     (3,781)            (2,664)
    Additional minimum pension liability.....     (1,365)            (1,365)
                                               ----------        -----------
                                                 387,813            421,930
                                               ----------        -----------
                                              $1,516,261         $1,797,478
                                               ==========        ===========


                                 DIMON Incorporated and Subsidiaries
                                  STATEMENT OF CONSOLIDATED INCOME
                      Three Months and Nine Months Ended March 31, 1999 and 1998
                                              (Unaudited)

                                                    1999         1998           1999           1998
                                                   Third        Third     First Nine     First Nine
  (in thousands, except per share amounts)       Quarter      Quarter         Months         Months
                                                --------     --------     ----------     ----------
  Sales and other operating revenues..........  $485,377     $627,721     $1,464,656     $1,658,733
  Cost of goods and services sold.............   446,291      566,493      1,357,214      1,455,802
                                                ---------    ---------    -----------    -----------
  Gross profit................................    39,086       61,228        107,442        202,931
  Selling, administrative and
    general expenses..........................    27,601       30,718         86,657         87,701
  Restructuring and other asset
    impairment charges........................    23,066            -         23,066              -
                                                ---------    ---------    -----------    -----------
  Operating Income (Loss).....................   (11,581)      30,510         (2,281)       115,230

  Interest expense............................    16,518       19,722         51,903         63,273
                                                ---------    ---------    -----------    -----------
  Income (loss) from continuing operations
    before income taxes, equity in net income
    (loss) of investee companies and
    discontinued operations...................   (28,099)      10,788        (54,184)        51,957
  Income taxes (benefit)......................    (5,052)       2,283        (13,921)        12,829
                                                ---------    ---------    -----------    -----------
  Income (loss) from continuing operations
    before equity in net income (loss)
    of investee companies.....................   (23,047)       8,505        (40,263)        39,128

  Equity in net income (loss) of investee
    companies, net of income taxes............        51         (231)           (63)           573
                                                ---------    ---------    -----------    -----------
  Income (loss) from continuing operations....   (22,996)       8,274        (40,326)        39,701
  Discontinued business:
    Income (loss)  from operations, net of
      tax benefits............................         -        2,368           (841)         2,331
    Gain on disposal, net of $4,288 tax.......         -            -         23,753              -
                                                ---------    ---------    -----------    -----------
  NET INCOME (LOSS)...........................  $(22,996)    $ 10,642     $  (17,414)    $   42,032
                                                =========    =========    ===========    ===========
  Basic Earnings Per Share
    Income (loss) from continuing operations..     $(.52)        $.19          $(.90)          $.90
    Discontinued operations...................         -          .05            .51            .05
                                                   ------        -----         ------          -----
    Net Income (Loss).........................     $(.52)        $.24          $(.39)          $.95
                                                   ======        =====         ======          =====
  Diluted Earnings Per Share
    Income (loss) from continuing operations       $(.52)        $.19          $(.90)          $.88
    Discontinued operations...................         -          .05            .51            .05
                                                   ------        -----         ------          -----
    Net Income (Loss).........................     $(.52)*       $.24          $(.39)*         $.93
                                                   ======        =====         ======          =====
  Average number of shares outstanding:
    Basic.....................................    44,525       44,525         44,525         44,456
    Diluted...................................    44,525       48,994         44,525         49,114

  Cash dividends per share....................      $.09         $.17          $ .35           $.49
                                                   ======        =====         ======          =====
  See notes to consolidated financial statements
  * Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

                       DIMON Incorporated and Subsidiaries
                      STATEMENT OF CONSOLIDATED CASH FLOWS
                    Nine Months Ended March 31, 1999 and 1998
                                  (Unaudited)

                                                    March 31          March 31
                                                      1999              1998
  (in thousands)                                  ___________        ___________
  Operating activities
    Net Income (Loss)...........................  $(17,414)          $ 42,032
    Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activities:
      Depreciation and amortization.............    32,201             35,604
      Restructuring and other asset
        impairment charges......................    23,066                  -
      Deferred items............................   (10,124)           (12,560)
      Gain on foreign currency transactions.....      (540)              (757)
      Gain on disposition of fixed assets              (443)           (2,133)
      Change in discontinued operations.........      1,023                 -
      Gain on disposition of discontinued
        operations..............................    (23,753)                -
      Undistributed loss (earnings) of
        investees...............................         63              (573)
      Income applicable to minority interest....          -                80
      Bad debt expense..........................        360               950
      Increase in accounts receivable...........       (843)           (6,339)
      Decrease (increase) in inventories
        and advances on purchases of tobacco....    235,849           (23,793)
      Increase in recoverable taxes.............     (8,067)           (2,995)
      Decrease (increase) in prepaid expenses...      7,020             1,927
      Decrease in accounts payable and
        accrued expenses........................    (30,069)          (22,237)
      Decrease (increase) in advances
        from customers..........................     (8,104)            6,149
      Decrease in income taxes..................     (8,889)           (2,333)
      Other.....................................       (364)              615
                                                  -----------       ----------
        Net cash provided by operating
          activities............................    190,972            13,637
                                                  -----------       ----------
  Investing activities
    Purchase of property and equipment..........    (27,572)          (27,949)
    Proceeds from sale of property and
      equipment.................................      2,617            16,964
    Proceeds from sale of property and
      equipment of Discontinued Operation.......     37,637                 -
    Payments received (advances) on notes
      receivable and receivable from
      investees.................................       (980)            1,818
    Payments received (advances) for
      other investments and other assets........      3,625            (2,195)
    Purchase of subsidiary......................          -           (14,590)
    Purchase of remaining interest
      in investee...............................          -            (2,200)
    Proceeds from sale of Discontinued
      Operation.................................     28,435                 -
                                                  -----------       ----------
        Net cash provided (used) by
          investing activities..................     43,762           (28,152)
                                                  -----------       ----------
  Financing activities
    Net change in short-term borrowings.........   (192,104)          (15,680)
    Proceeds from long-term borrowings..........     18,960                24
    Repayment of long-term borrowings...........    (33,225)          (20,722)
    Proceeds from sale of common stock..........          -             3,204
    Cash dividends paid to
      DIMON Incorporated stockholders...........    (15,584)          (21,785)
                                                  -----------       ----------
    Net cash used by financing activities.......   (221,953)          (54,959)
                                                  -----------       ----------
  Effect of exchange rate changes on cash.......     (1,179)           (1,552)
                                                  -----------       ----------
  Increase (decrease) in cash and
    cash equivalents............................     11,602           (71,026)
  Increase (decrease) in cash from
    consolidation of investee...................          -                27
  Cash and cash equivalents at
    beginning of year...........................     18,729           107,131
                                                  -----------       ----------
      Cash and cash equivalents at
        end of period...........................  $  30,331          $ 36,132
                                                  ===========       ==========

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

       The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:

                                                    1999         1998           1999           1998
                                                   Third        Third     First Nine     First Nine
  (in thousands, except per share amounts)       Quarter      Quarter         Months         Months
                                                --------     --------     ----------     ----------
 Basic Earnings Per Share
 ------------------------
 Income (loss) from continuing operations...... $(22,996)    $ 8,274       $(40,326)       $39,701
 Discontinued operations.......................        -       2,368         22,912          2,331
                                                ---------    --------      ---------       --------
 Net Income (Loss)............................. $(22,996)    $10,642       $(17,414)       $42,032
                                                =========    ========      =========       ========

 Shares
 ------
 Weighted Average
     Shares Outstanding........................   44,525      44,525         44,525         44,456
                                                =========    ========      =========       ========

 Basic Earnings Per Share
 ------------------------
 Income (loss) from continuing operations......    $(.52)       $.19          $(.90)          $.90
 Discontinued operations.......................        -         .05            .51            .05
                                                   ------       -----         ------          -----
 Net Income(Loss)..............................    $(.52)       $.24          $(.39)          $.95
                                                   ======       =====         ======          =====

 Diluted Earnings Per Share
 --------------------------
 Income (loss) from continuing operations...... $(22,996)    $ 8,274       $(40,326)       $39,701
 Add after tax interest expense
   applicable to 6 1/4% Convertible
   Debentures issued April 1, 1997.............        - *     1,175              - *        3,526
                                                ---------    --------      ---------       --------
 Income (loss) before discontinued
   operations..................................  (22,996)      9,449        (40,326)        43,227
 Discontinued operations.......................        -       2,368         22,912          2,331
                                                ---------    --------      ---------       --------
 Net Income (Loss) as Adjusted................. $(22,996)    $11,817       $(17,414)       $45,558
                                                =========    ========      =========       ========

 Shares
 ------
 Weighted average number of common
   shares outstanding..........................   44,525      44,525         44,525         44,456
 Shares applicable to stock options,
   net of shares assumed to be
   purchased from proceeds at
   average market price........................        -         182              -            371
 Assuming conversion of 6 1/4%
   Debentures at beginning of period...........        - *     4,287              - *        4,287
                                                ---------    --------      ---------       --------
 Average Diluted Shares Outstanding............   44,525      48,994         44,525         49,114
                                                =========    ========      =========       ========

 Diluted Earnings Per Share
 --------------------------
 Income (loss) from continuing operations......    $(.52)       $.19          $(.90)          $.88
 Discontinued operations.......................        -         .05            .51            .05
                                                   ------       -----         ------          -----
 Net Income (Loss) as Adjusted.................    $(.52)       $.24          $(.39)          $.93
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

       The components of comprehensive income were as follows:

                                                         Nine Months Ended
                                                              March 31
                                                     -------------------------
        (in thousands)                                1999               1998
                                                     -------            ------
        Net income (loss)..........................  $(17,414)          $42,032
        Increase in Equity Currency Conversion.....    (1,117)           (3,842)
                                                     ---------          --------
        Total comprehensive income (loss)..........  $(18,531)          $38,190

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

       During the nine months ended March 31, 1999, the Company paid out $1.2 million, principally for employee separations.

  DIMON Incorporated and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



  5. On March 22, 1999, the Company announced that it plans to close its tobacco processing plant in Kinston, North Carolina, reduce staffing at its processing facility in Farmville, North Carolina, and substantially downsize its leaf tobacco buying department in the United States. The Company also plans to close a processing facility in Germany and a sales office in Brazil. These actions are the result of smaller tobacco crops anticipated in 1999 and beyond. The restructuring is expected to be completed prior to June 30, 1999, and is expected to result in pre-tax charges of approximately $17 million, of which approximately $11 million is non-cash.

       During the quarter ended March 31, 1999, the Company terminated a total of 180 employees, primarily in the United States, and expensed $2.9 million. The severance is expected to be paid out during calendar 1999.

       Asset write downs incurred during the quarter ended March 31, 1999, in connection with the restructuring included a charge of approximately $11.1 million associated with the closing and planned disposal of property, plant and equipment in the facilities mentioned above.

  6. Global over capacity of tobacco caused management to believe that certain assets should be analyzed for impairment. The analysis, based on undiscounted cash flows, resulted in an impairment write-down of approximately $9.1 million for assets which have been identified as available-for-sale by the Company in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," ("SFAS 121"). In accordance with SFAS 121, when an impairment write down is required, the related assets are adjusted to their estimated fair value. In determining fair value, the Company considered the range of preliminary purchase prices being discussed with potential buyers as well as third-party appraisals. The estimated market value of the related assets, consisting primarily of buildings and machinery and equipment, is approximately $17.4 million.

  7. On September 30, 1998, the Company finalized the sale of the flower operations, receiving approximately $66 million as a note. The buyer assumed $31 million of the debt of Florimex Worldwide. The Company recorded a gain on the sale of $23.8 million net of $4.3 million tax.
        On October 2, 1998, the Company collected the $66 million for payment of the note.

  8. DIMON acquired Intabex, and certain assets of Tabex (Private) Limited, an affiliate of Intabex, on April 1, 1997, for an initial purchase price of $264.19 million, consisting of 1.7 million shares of DIMON common stock, $140 million in ten year, 6 1/4% subordinated convertible debentures, convertible at $28.77 a share (the "Convertible Debentures"), and $86.12 million in cash, as reported on Form 8-K filed April 16, 1997.

       On September 22, 1998, DIMON filed an action in the United States District Court for the Southern District of New York relating to its acquisition of Intabex. The purchase agreements for DIMON's acquisition of Intabex and the Tabex assets provided several purchase price adjustment mechanisms relating to the pre-acquisition financial statements of Intabex and the representations, warranties and covenants of Intabex negotiated by DIMON as part of the acquisition. The Intabex stock purchase agreement provided for a post-closing adjustment in the purchase price based upon the net worth of Intabex as of March 31, 1997, as determined by audited financial statements of Intabex that were prepared in accordance with certain requirements of the agreement. In August 1997, the Intabex purchase price was

  DIMON Incorporated and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



  8.   (Continued)
       adjusted pursuant to this mechanism and reduced by $18.6 million to $245.6 million. The adjustment was effected by the return of $16.7 million principal amount of Convertible Debentures plus certain interest payments that had been made thereon, and $1.9 million in cash. The adjustment was reflected in the Company's Form 10-K for the year ended June 30, 1997. At the time of the post-closing settlement, one of the former Intabex shareholders, Folium, Inc., also agreed to guarantee the sales price by DIMON of certain tobacco inventory that had been acquired as part of the Intabex acquisition. That guarantee resulted in a further payment to DIMON by Folium, Inc. of $7.3 million in April 1998. Folium, Inc. is controlled by a British Virgin Islands trust of which A.C.B. Taberer is a potential beneficiary. Mr. Taberer was a director of and consultant to DIMON and the former Chairman of Intabex. Mr. Taberer resigned as a director as of January 25, 1999.

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

  DIMON Incorporated and Subsidiaries
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)



  8.   (Continued)
       The purchase price has been allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition. This allocation resulted in an excess of purchase price over net assets acquired of $167 million, which is being amortized on a straight-line basis over 40 years.

  9. On April 1, 1997, in connection with the Intabex acquisition, DIMON Incorporated issued $123.3 million of 6 1/4% Convertible Subordinated Debentures due on March 31, 2007 (the "Debentures"). The Debentures are convertible into approximately 4.29 million shares of the Company's Common Stock at a conversion price of $28.77 per share at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000. As discussed in Note 8, Intabex's former shareholders have indemnified DIMON against certain liabilities in connection with the acquisition of Intabex, and DIMON may set off any such indemnified liabilities against $90 million of the Debentures.

  10. On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through March 31, 1999, of $14.1 million, after the recent devaluation of the Brazilian currency but before related tax benefits for all assessed interest.
       In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest through March 31, 1999, of $7.8 million, after the recent devaluation of the Brazilian currency but before related tax benefits for all assessed interest. During the fiscal year ended June 30, 1998, the Company had $22.8 million of assessments reversed in its favor. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the remaining proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

  11. The results of operations for the three and nine months ended March 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1998.

  12. Certain prior period amounts have been reclassified to conform to the current period presentation.

  DIMON Incorporated and Subsidiaries

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations



  RESULTS OF OPERATIONS:
  ---------------------

  Three months ended March 31, 1999 compared to three months ended
  March 31, 1998

  Net sales and other operating revenues from continuing operations were $485.4 million, a decrease of 22.7% or $142.3 million for the three months ended March 31, 1999 from $627.7 million for the same period in 1998. The decrease was due to decreases in quantities and average prices for both foreign and U.S. grown tobaccos. Quantities of U.S. grown tobacco decreased 17.1% and quantities of foreign grown tobacco decreased 11.4% from the prior year. Lower quantities of foreign grown were most prevalent in Europe and South America, partially offset by increased quantities in Asia and Africa. The declines in quantities resulted in decreases of $51.7 million on U.S tobacco and $33.8 million on foreign grown tobaccos.
  Average prices decreased by 4.7% on domestic tobacco and 13.1% on foreign grown tobacco. The lower prices resulted in decreases of $11.8 million on U.S. tobacco and $39.0 million on foreign grown tobacco. The lower quantities and lower sales prices are both results of a general worldwide oversupply of tobacco. Lower prices of foreign grown tobacco were also due in part to a decline in purchase prices of tobacco. Decreases in service and processing revenue accounted for an aggregate decrease of $6.0 million on U.S. and foreign tobaccos.

  The cost of sales and expenses from continuing operations, before restructuring costs, decreased $123.3 million, or 20.6%, from $597.2 million in 1998 to $473.9 million in 1999. Most of this decrease is the direct result of lower sales. In 1998, the Company recorded $10.0 million
  in start-up costs for its operation in Tanzania.   Operating margin, before
  restructuring and net of the charge in 1998 related to Tanzania, decreased $19.0 million or 62.4% from $30.5 million in 1998 to $11.5 million in 1999. Liquidation of old crop tobaccos during a period of depressed leaf prices worldwide resulted in significant margin erosion.

  In response to decreased tobacco crops anticipated in 1999 and beyond, the Company has initiated a restructuring plan to improve operating efficiencies by reducing excess capacities. During the quarter ended March 31, 1999, the Company incurred $23.1 million in restructuring and other asset impairment costs which included $20.2 related to facility write downs and $2.9 million for personnel related costs.

  Interest expense decreased $3.2 million or 16.2% from $19.7 million in 1998 to $16.5 million in 1999 primarily due to lower average borrowings.

  The effective tax rate changed from 21.2% in 1998 to 18.0% in 1999 primarily due to changes in the distribution of taxable income between taxing jurisdictions and the recognition of the deferred tax benefit related to the restructuring and other asset impairment charges.

  DIMON Incorporated and Subsidiaries

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations



  RESULTS OF OPERATIONS:
  ---------------------

  Nine months ended March 31, 1999 compared to nine months ended
  March 31, 1998

  Net sales and other operating revenues from continuing operations were $1,464.7 million, a decrease of 11.7% or $194.0 million for the nine months ended March 31, 1999 from $1,658.7 million for the same period in 1998.
  The decrease was due to decreases in quantities and prices for both foreign and U.S. grown tobaccos. Quantities of U.S. grown tobacco decreased 4.5% and quantities of foreign grown tobacco decreased 4.6% from the prior year. Quantities decreased in Europe and South America, partially offset by increased quantities in Africa. The declines in quantities resulted in decreases of $31.5 million on U.S. grown tobacco and $11.3 million on foreign grown tobaccos. Average prices declined by 0.7% on U.S. tobacco and 8.9% on foreign grown tobacco. The lower prices resulted in decreases of $4.6 million on U.S. tobacco and $109.8 million on foreign grown tobacco. The lower quantities and lower sales prices are both results of a general worldwide oversupply of tobacco. Lower prices of foreign grown tobacco were also due in part to a decline in purchase prices of tobacco. Decreases in service and processing revenue accounted for a decrease of $17.9 million on foreign operations and $18.9 million on U.S. tobaccos.
  The decrease in foreign is due primarily to decreased fertilizer sales to farmers and the decrease in U.S. is due to less volume being processed for the U.S. stabilization program.

  The cost of sales and expenses from continuing operations, before restructuring costs, decreased $99.6 million, or 6.5%, from $1,543.5 million in 1998 to $1,443.9 million in 1999. Most of this decrease is the direct result of lower sales. In 1998, the company recorded $10.0 million in start-up costs for its operation in Tanzania. In 1999, the Company recorded a $5.6 million charge to provide for costs incurred on the 1998
  crop in Tanzania.   Operating margin, before restructuring, decreased $94.4
  million or 81.9% from $115.2 million in 1998 to $20.8 million in 1999. Liquidation of old crop tobaccos during a period of depressed leaf prices worldwide resulted in significant margin erosion.

  During the quarter ended March 31, 1999 the Company incurred $23.1 million in restructuring and other asset impairment costs which included $20.2 related to facilities and $2.9 million for personnel related costs.

  Interest expense decreased $11.4 million or 18.0% from $63.3 million in 1998 to $51.9 million in 1999 of which $4.1 million was due to lower rates and $7.3 million was due to lower average borrowings.

  The effective tax rate changed from 24.7% in 1998 to 25.7% in 1999 primarily due to changes in the distribution of taxable income between taxing jurisdictions and the recognition of the deferred tax benefit related to the restructuring and other asset impairment charges.

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

  DIMON's working capital decreased from $706.4 million at June 30, 1998 to $674.2 million at March 31, 1999. The current ratio of 2.4 to 1 at June 30, 1998 increased to 3.4 to 1 at March 31, 1999. At March 31, 1999, current assets decreased $254.3 million, or 21.0%, and current liabilities decreased $222.2 million, or 44.2%, from June 30, 1998. Current assets decreased primarily due to decreases in tobacco inventories, advances on purchases of tobacco, net assets of discontinued operations, and prepaid expenses of $176.6 million, $57.5 million, $32.9 million and $7.9 million, respectively, offset partially by increases in cash and recoverable income tax of $11.6 million and $8.1 million, respectively. The decreases in tobacco inventories and advances on purchases of tobacco are due to the Company focusing on the reduction of inventories and advances to strengthen its balance sheet. The sale of the flower operations accounts for the changes in net assets of discontinued operations. Current liabilities decreased primarily due to decreases in notes payable, accounts payable trade, accrued expenses, advances from customers, and income taxes of $187.4 million, $29.1 million, $11.5 million, $6.2 million and $5.2 million, respectively, offset partially by the increase in accounts payable other of $19.6 million. Most of the decreases in current liabilities relate to decreases in inventories. Additionally, notes payable decreased due to the proceeds on the sale of Florimex. The increase in accounts payable other is due primarily to seasonal aspects of net payables for farmers in Brazil and to restructuring. The Company is focused on the reduction of inventory and advances on purchases of tobacco to strengthen its balance sheet and improve operating efficiencies and margins. Tobacco inventories and advances on purchases of tobacco have decreased by approximately $310 million compared to the same period last year. In addition, the level of uncommitted inventories has decreased by over $140 million since June 30, 1998, despite a continuing difficult trading environment for the entire leaf industry. Current uncommitted inventories are at appropriate levels, and while the upcoming South American crops may create additional inventories in the normal course of business, the Company expects continued reductions in uncommitted inventories on a seasonally adjusted basis. However, uncommitted inventories present continuing financial risk to the Company.

  At March 31, 1999, DIMON had seasonally adjusted lines of credit of $1.1 million, excluding the long-term credit agreements. These lines bear interest at annual rates ranging from 5.03% to 18.50%. At March 31, 1999, unused lines of credit amounted to $673.6 million, net of $116 million of letters of credit and guarantees that reduce lines of credit. Total maximum outstanding borrowings excluding the long-term credit agreements during the three months ended March 31, 1999 were $372.9 million.

  To ensure long-term liquidity, DIMON entered into a $500 million Credit Facility, effective June 27, 1997, with 20 banks which replaced DIMON's $240 million existing credit facility. The Company had $200 million of borrowings under these agreements at March 31, 1999. The Company uses the Credit Facility to classify $300 million of working capital loans to

  DIMON Incorporated and Subsidiaries

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)



  FINANCIAL CONDITION (Continued)

  Revolving Credit Notes. The Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios and restrict acquisitions. The Credit Facility's initial term expires on June
  27, 2000, and subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (7.75% at March 31, 1999). The Company pays a commitment fee of 1/4% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds. The Company is presently renegotiating its Credit Facility. In view of the reduced financing needs, the expected size of the facility may be lower and at terms less favorable than those currently in place.

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

  Cash flows provided by operating activities increased $177.4 million from $13.6 million to $191.0 million for the nine months ended March 31, 1999 over the same period last year, due primarily to decreases in inventories and advances on purchases of tobacco and restructuring charge, offset partially by the decrease in net income, the gain on disposition of discontinued operations and the decrease in advances from customers. Cash flows provided by investing activities increased $71.9 million primarily due to the proceeds from sale of discontinued operations, the proceeds from the sale of property and equipment of Discontinued Operation and the purchase of subsidiary in 1998, offset partially by decreased proceeds from the sale of property and equipment. Cash flows used by financing activities increased $167.0 million primarily due to the decrease in the net change in short-term borrowings and repayment of long-term borrowings, partially offset by the increase in proceeds from long-term borrowings.


  OUTLOOK AND OTHER INFORMATION:

  Although the Company believes that there continues to be certain positive fundamentals in the tobacco business on a global basis, the Company does not expect the currency devaluations in east Asia and eastern Europe and the related effect on purchasing power of customers in those areas to improve in the near term. The Company also believes that threats of additional lawsuits in the U.S. with increased excise taxes resulting in increased retail prices and thus lower expected consumption of cigarettes in the U.S. continues to impact the purchasing decisions, relating to both U.S. and foreign leaf tobacco, of certain of the Company's primary U.S. based customers. While recent smaller crops in the United States have mitigated this situation to a certain extent, the leaf industry has not yet fully recovered from the imbalance in supply and demand that has been created by these issues. The Company believes that the risk of further delays in shipments and the realization of lower average prices could continue in future periods.

  DIMON Incorporated and Subsidiaries

  Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations (Continued)


  OUTLOOK AND OTHER INFORMATION (Continued)

  The Company has experienced significant operational challenges in Africa, especially in Tanzania. Such challenges in Tanzania include the start up of a new factory in October 1998, an unreliable infrastructure which hinders efficient distribution and losses on farmer advances. Given these challenges, the Company believes it is not likely that there will be a significant improvement in sales or operating profit in Tanzania for the remainder of the 1999 fiscal year or in the 2000 fiscal year.

  See "Factors That May Affect Future Results," below, for important warnings about the forward-looking statements included in this section.


  YEAR 2000 ISSUE

  To prepare for the upcoming millenium change, DIMON is continuing its efforts in assessment, remediation and testing of its critical applications at all Company sites (See 1998 Annual Report - Management's Discussion and Analysis of Financial Condition and Results of Operations - Year 2000 Issue). DIMON's Year 2000 project is presently on schedule with a target date for corporate readiness set for mid-1999 Most of the Company's primary processing facilities have completed the above mentioned preparatory phases and are presently developing contingency plans. Through March 31, 1999, DIMON has spent $6.2 million of its anticipated $7.0 million Year 2000 project budget. Total expenditures for all global remediation efforts are not expected to exceed $6.6 million. Each location's preparation includes development of contingency plans for all critical business processes. Should any of these processes be impacted as a result of system, equipment, or business-partner failure, action plans will be in place by January 1, 2000, to address the situation. The Company does not expect the financial impact of becoming Year 2000 compliant to be material to the Company's consolidated financial position or results of operations.


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

  DIMON Incorporated and Subsidiaries



  PART II.  OTHER INFORMATION

  Item 6.   Exhibits and Reports on Form 8-K

  ( a )    Exhibits 10.1  -  Amendment No. 2 dated February 12,
                             1999 to the $500,000,000 Credit
                             Agreement dated June 27, 1997

                    10.2  -  Amendment No. 3 dated April 30,
                             1999 to the $500,000,000 Credit
                             Agreement dated June 27, 1997

                    27    -  Financial Data Schedule

  ( b )  Reports on Form 8-K  -  None

  DIMON Incorporated and Subsidiaries






                         SIGNATURES



  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

                                      DIMON Incorporated


                                      /s/ Jerry L. Parker
                                      -----------------------
  Date: May 14, 1999                  Jerry L. Parker
                                      Senior Vice President
                                      - Controller
                                      (Principal Accounting Officer)

  DIMON Incorporated and Subsidiaries


                                   EXHIBIT INDEX
                             -------------------------

  Exhibit                                                             Page No.
----------                                                         -------------

   10.1     Amendment No. 2 dated February 12, 1999 to the
            $500,000,000 Credit Agreement dated as of
            June 27, 1997 among the Company, the lenders
            named therein, NationsBank, N.A. as administrative
            agent, First Union National Bank, as documentation
            agent and Cooperative Centrale
            Raiffaisen-Boerenleenbank B.A., "Rabobank Nederland,"
            New York Branch and Societe Generale as co-agents.......  20 - 27

   10.2     Amendment No. 3 dated April 30, 1999 to the
            $500,000,000 Credit Agreement dated as of June 27,
            1997 among the Company, the lenders named therein,
            NationsBank, N.A. as administrative agent, First
            Union National Bank, as documentation agent and
            Cooperative Centrale Raiffaisen-Boerenleenbank
            B.A., "Rabobank Nederland," New York Branch and
            Societe Generale as co-agents...........................  28 - 33


   27       Financial Data Schedule.................................     34
