Form 10-K
period 1999-06-30
DIMON INC
filed 1999-09-28
CIK 939930

Page 1 of 255
                                                  Exhibit Index
                                                  on Page 63 through 67

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                  FORM 10-K

         X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        ___  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

        For the fiscal year ended June 30, 1999

       _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

       For the transition period from _______________  to _______________.
  .

                      Commission File Number 1-13684

             _______________DIMON Incorporated_______________
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

        Title of Each Class            Name of Exchange On Which Registered
  Common Stock (no par value)                 New York Stock Exchange
  Common Stock Purchase Rights

       Securities registered pursuant to Section 12(g) of the Act:
                                None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and
  (2) has been subject to such filing requirements for the past 90 days.
               Yes.....X......                No...........
       Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]
       The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on September 20, 1999, was approximately $169,461,000. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose.
       As of September 20, 1999, there were 44,525,004 shares of Common Stock outstanding.
       Portions of the registrant's definitive Proxy Statement for its 1999 Annual Meeting of Stockholders to be held November 12,
  1999, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), are incorporated by reference into
  Part III of this Form 10-K.

                              PART I

  ITEM 1. BUSINESS
          --------

  THE COMPANY
  -----------
  DIMON Incorporated (the "Company") is the second largest independent leaf tobacco merchant in the world. The Company was formed through the April 1, 1995 merger of Dibrell Brothers, Incorporated (established in 1873) and Monk-Austin, Inc. (established in 1907). Effective April 1, 1997, the Company acquired Intabex Holdings Worldwide S.A. ("Intabex"), then the world's fourth largest independent leaf tobacco merchant.

  Previously, the Company was also engaged in the fresh-cut flower industry through its wholly-owned Florimex subsidiary. Florimex was sold effective September 30, 1998 and the results of its operations, together with the gain on disposal, are treated as discontinued in the Company's Consolidated Financial Statements.


  BUSINESS DESCRIPTION
  --------------------
  Product
  -------
  The world's large multinational cigarette manufacturers, with one exception, rely primarily on independent leaf tobacco merchants such as the Company to supply the majority of their leaf tobacco needs. Leaf tobacco merchants select, purchase, process, store, pack, ship and, in certain developing markets, provide agronomy expertise and financing for growing leaf tobacco. The Company's revenues primarily comprise sales of processed tobacco and fees charged for related services to manufacturers of tobacco products around the world. The Company does not manufacture cigarettes or other consumer tobacco products.

  The Company deals primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. International brand cigarettes have gained market share in several major foreign markets including Asia (particularly the Pacific
  Rim), Europe and the Middle East in recent years. International brand cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world. According to the Tobacco Merchants Association, international brand cigarettes represented 48% of worldwide cigarette consumption (excluding China) in 1990, compared to 54% in 1998. As international brand cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by the Company and its competitors has grown accordingly.

  Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Asia, Central and Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of these markets. As cigarette manufacturers expand their global operations, the Company believes that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to the semi-perishable nature of unprocessed leaf tobacco and the existence of domestic content laws in certain countries. The Company believes that the international expansion of the large multinational cigarette manufacturers will cause these manufacturers to place greater reliance on the services of financially strong leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices.

  Through its wholly-owned subsidiary, Compania General de Tabacos de Filipinas S.A. ("CdF"), the Company is also a leading international dealer in dark tobaccos, typically used for cigars and smokeless tobacco products.

  Markets, Customers and Selling Arrangements
  -------------------------------------------
  The Company sells its tobacco to manufacturers of cigarettes and other consumer tobacco products located in about 60 countries around the world. The Company ships tobacco to international locations designated by these manufacturers. A majority of the shipments of tobacco are to factories of these manufacturers that are located outside the U.S. In certain countries, the Company also uses sales agents to supplement its selling efforts. Several of the Company's customers individually account for a significant portion of the Company sales in a normal year. In addition, some of our customers have begun to consolidate their operations, which may increase the company's reliance on fewer customers. The loss of any one or more of such customers could have a materially adverse effect on the tobacco business of the Company.

  The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Of the 1999, 1998, and 1997 sales and other operating revenues, approximately 29%, 32%, and 42%, respectively, were to various tobacco customers which management has been led to believe are owned by or under common control of Philip Morris Companies Inc. or R. J. Reynolds Tobacco Company, Inc., each of which contributed in excess of 10% of total sales. No other customer accounts for more than 10% of the Company's sales. The Company generally has maintained relationships with its customers for over forty years. In fiscal 1999, the Company delivered approximately 30% of its tobacco sales to customers in the U.S., approximately 37% to customers in Europe and the remainder to customers located in Asia, South America and elsewhere.

  The Company believes that the present uncertainty in the litigation and legislative environments has led certain of the Company's key U.S. customers to decrease their global purchase programs significantly. In fiscal 1999, the Company's gross profit on sales to three of its larger customers, Philip Morris Companies, Inc., R.
  J. Reynolds Tobacco Company, Inc. and Lorillard Tobacco Company, was down approximately $27.5 million from fiscal 1998. Other customers have become more opportunistic and have begun taking advantage of the softer global demand for tobacco. In addition, a surplus of flue-cured and burley tobacco has led to smaller crop sizes in the U.S.

  Recent economic problems in Asia and the former Soviet Union have had an impact on the Company. Weakness in local currencies made it difficult for the Company's customers in these regions to translate local currency sales into U.S. dollar purchases of leaf tobacco, causing shipping delays during much of fiscal 1999. Also, as disposable income declined, consumers in these regions tended to trade down from international brand cigarettes to cheaper, lower quality alternatives.

  However, the Company believes that its reduced sales and profit margins represent a temporary adjustment in world leaf demand. The Company has taken steps that may mitigate the effect of current market conditions. In March 1999, the Company announced the closure of its Kinston, North Carolina processing facility and the substantial reorganization of its North American operations. To further improve the operating efficiency of its Brazilian operations, the Company sold one of three production facilities in August 1999. This action, together with other global cost efficiency initiatives implemented during fiscal year 1999, are expected to provide more than $25 million in annual operating cost savings. See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Factors That May Affect Future Results."

  As of June 30, 1999, the Company's consolidated entities had tobacco inventories of $417.6 million and had significant commitments or indications from customers for purchases of tobacco. The Company expects to deliver substantially all of the June 30, 1999 orders in fiscal 2000. The level of purchase commitments for tobacco fluctuates from period to period and is significant only to the extent that it reflects short-term changes in demand for leaf tobacco. The Company typically makes approximately 90% of its leaf tobacco auction purchases pursuant to customer orders or supply contracts or customer indications of anticipated need, with most purchases made based on indications. Customers are legally bound to purchase tobacco purchased by the Company pursuant to orders, but no contractual obligation exists with respect to tobacco purchased in response to indications. However, the Company has done business with most of its customers for many years and has never experienced a significant failure of customers to purchase tobacco for which they have given indications.

  The Company has entered into agreements with R. J. Reynolds Tobacco Company and Lorillard Tobacco Company to purchase and process their entire domestic auction market tobacco requirements. Generally, the agreements establish a framework for pricing the Company's services (which generally is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices), do not provide for minimum purchases and are terminable upon reasonable notice. Other than these contracts, the Company has no significant supply agreements with its customers.

  The Company typically makes sales based on a customer's letter of credit, by cash against documents or by payment against invoice. Most of the Company's sales throughout the world are denominated in U.S. dollars. While the Company usually receives payment for tobacco sold after the Company has processed and shipped it, some customers advance payments to the Company throughout the buying season as the Company purchases tobacco for the customers' accounts.

  Operations
  ----------
  The Company has developed an extensive international network through which it purchases, processes and sells tobacco. In addition to its processing facilities in Virginia and North Carolina, the Company owns or has an interest in processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Greece, Macedonia and Turkey, the leading exporters of Oriental tobacco. The Company also has processing facilities in Germany, Italy, Spain, Tanzania and Thailand. The Company has historically contracted with third parties for the processing of tobacco in certain countries including Canada, Chile, China, Congo, Guatemala, India, Spain and certain countries of the former Soviet Union. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China, and India.

  The Company purchases tobacco in 31 countries. Although a significant portion of the dollar value of tobacco sold by the Company is produced domestically, the relative importance of tobacco grown overseas to the Company's profitability has increased steadily. During fiscal 1999, approximately 44% of the dollar value of tobacco purchased by the Company was purchased in the U.S. Approximately 12%, 9% and 4% of the dollar value of tobacco purchased by the Company during fiscal 1999 was purchased in Brazil, Zimbabwe and Malawi, respectively.

  Tobacco generally is purchased at auction or directly from growers. Tobacco grown in the U.S., Canada, Malawi and Zimbabwe is purchased by the Company principally on auction markets. The Company purchases domestic tobacco on the flue-cured, burley and air-cured auction markets in Florida, Georgia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and Virginia for shipment to the Company's facilities in North Carolina and Virginia for processing to customer specification. The Company usually purchases tobacco at the auction markets after receiving specific customer orders or indications of customers' upcoming needs. The Company's network of tobacco buyers allows the Company to cover the major auctions of flue-cured and burley tobacco throughout the world. These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco. In the United States, there has been speculation in the industry about the possibility of purchasing tobacco under contract directly from growers rather than through the auction system. The Company is not aware of any significant effort to do so and is unable to predict whether or the extent to which such a change in purchasing methods may occur or the effect that it would have on the Company's business.

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

  The Company processes tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. The Company processes purchased tobacco in over 30 facilities located throughout the world. Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality. Accordingly, the Company has located its processing facilities in proximity to its principal sources of tobacco.

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

  From time to time, the Company processes and stores tobacco acquired by various stabilization cooperatives under the domestic price support program. The Company can derive significant revenues from the fees charged for such services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program. While these revenues are not material to the Company's net sales, they result in additional recovery of fixed costs that may be significant to gross profit.

  The Company's dark tobacco operation, CdF, maintains its administrative and sales headquarters in Barcelona and has operations in the major dark tobacco producing countries including Colombia, the Dominican Republic, Indonesia, Northern Brazil,
  Paraguay, and the Philippines.

  Seasonality and Working Capital Practices
  -----------------------------------------
  The purchasing and processing activities of the Company's tobacco business are seasonal. Flue-cured tobacco grown in the U.S. is purchased generally during the five-month period beginning in July and ending in November. U.S.-grown burley tobacco is purchased usually from late November through January or February. Tobacco grown in Brazil is purchased usually from January through June and delivered from January to July. Other markets around the world have similar purchasing periods, although at different times of the year, and as the importance of these markets has grown, the seasonality in the Company's business has decreased.

  Mature tobacco, prior to being processed and packed, is a semi-perishable commodity. The production cycle for redrying and packing is relatively short. For example, flue-cured tobacco in the U.S. is processed, packed and invoiced within the same five-month period (July through November) that it is purchased. During this period, inventories of unprocessed tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. Increasing amounts of U.S.- grown burley and foreign tobacco are now being processed in periods other than July through November, reducing the seasonal fluctuations in working capital. At June 30, the end of the Company's fiscal year, the seasonal components of the Company's working capital reflect primarily the operations related to foreign grown tobacco.

  Competition
  -----------
  The leaf tobacco industry is highly competitive. Competition among dealers in leaf tobacco is based on the price charged for products and services as well as the dealers' ability to meet customer specifications in the buying, processing, shipping, and financing of tobacco. The Company believes that it is well positioned to meet this competition, particularly in view of its important processing facilities in the U.S., Brazil and other major tobacco growing countries.

  At the present time, there are three major global leaf tobacco dealers, including the Company. The Company's principal competitors are Universal Corporation ("Universal") and Standard Commercial Corporation. The Company believes that it has a global market share of approximately 35%. Of the independent leaf tobacco merchants, the Company believes that, based on revenues, it ranks second in established worldwide market share. The Company further believes that among independent leaf tobacco merchants, it has the largest or second largest market share in Argentina, Brazil, Greece, Guatemala, Malawi, Mexico, Spain, Turkey, the U.S. and Zimbabwe as well as other countries. Universal's market share in the U.S. and Africa is considerably greater than that of the Company.

  Research and Development
  ------------------------
  The Company routinely cooperates with both its customers and the manufacturers of the equipment used in its processing facilities to improve processing technologies. However, no material amounts are expended for research and development, and the Company holds no material patents, licenses, franchises, or concessions.

  Employees
  ---------
  The Company's consolidated entities employed about 3,200 persons, excluding seasonal employees, in its worldwide operations at June 30, 1999. In the U.S. operations, the Company's consolidated entities employed about 540 employees at June 30, 1999. During processing periods the seasonal employees in the U.S. would number approximately 1,700. Most U.S. seasonal employees are covered by collective bargaining agreements with two local labor unions. Most of the full-time employees of the Company are not covered by collective bargaining agreements. In the non-U.S. operations, the Company's consolidated entities employed about 2,660 persons, excluding 8,600 seasonal employees at June 30, 1999. The Company considers its employee relations to be satisfactory.

  Government Regulation and Environmental Compliance
  --------------------------------------------------
  See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Factors That May Affect Future
  Results" for a discussion of government regulation and environmental compliance.

  Financial Information About Industry Segments, Foreign And
  ----------------------------------------------------------
  Domestic Operations, And Export Sales
  -------------------------------------
  The Company is principally engaged in the tobacco business: the purchasing, processing, selling and storing of leaf tobacco. Financial information concerning the Company's reporting is included in Note O to the Notes to Consolidated Financial Statements. Information with respect to the Company's working capital appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

  ITEM 2. PROPERTIES
          ----------

  Following is a description of the material properties of the
  Company:

  Corporate
  ---------
  The Company's corporate headquarters are located in Danville, Virginia, and the tobacco operations are headquartered in Farmville, North Carolina.

  Facilities
  ----------
  The Company operates each of its tobacco processing plants for seven to nine months during the year to correspond with the applicable growing season. While the Company believes its processing facilities are being efficiently utilized, the Company also believes its domestic processing facilities and certain foreign processing facilities have the capacity to process additional volumes of tobacco if required by customer demand.

  The following is a listing of the various material properties used in operations:

                                                     AREA IN
     LOCATION                  USE                 SQUARE FEET
     _________________________________________________________
         UNITED STATES
      _________________
      DANVILLE, VA.            FACTORY/STORAGE     1,891,000
      GREENVILLE, N.C.         STORAGE               745,000
      FARMVILLE, N.C.          FACTORY/STORAGE     1,020,000
      LAKE CITY, S.C.          STORAGE               252,000
      ROCKY MOUNT, N.C.        FACTORY/STORAGE       239,000

         SOUTH AMERICA
      _________________
      VERA CRUZ, BRAZIL        FACTORY/STORAGE     1,364,000
      SANTA CRUZ, BRAZIL       FACTORY/STORAGE     1,396,000
      VENANCIO AIRES, BRAZIL   FACTORY/STORAGE     1,250,000

                AFRICA
      _________________
      LILONGWE, MALAWI         FACTORY/STORAGE       809,000
      HARARE, ZIMBABWE         FACTORY/STORAGE     1,080,000
      MOROGORO, TANZANIA       FACTORY/STORAGE       602,000

                EUROPE
      _________________
      KARLSRUHE, GERMANY       FACTORY/STORAGE       404,000
      THESSALONIKI, GREECE     FACTORY/STORAGE       197,000
      SPARANISE, ITALY         FACTORY/STORAGE       466,000
      IZMIR, TURKEY            FACTORY(2)/STORAGE    839,000

                  ASIA
      _________________
      LAMPHUN, THAILAND        FACTORY/STORAGE       181,000

  ITEM 3.   LEGAL PROCEEDINGS
            -----------------

  DIMON acquired Intabex, and certain assets of Tabex (Private) Limited, an affiliate of Intabex, on April 1, 1997, for an initial purchase price of $264.19 million, consisting of 1.7 million shares of DIMON common stock, $140 million in ten year, 6.25% subordinated convertible debentures, convertible at $28.77 a share (the "Convertible Debentures"), and $86.12 million in cash, as reported on Form 8-K filed April 16, 1997. As described below, contractual purchase price reduction mechanisms have resulted in total reductions of $75.9 million, for a net purchase price of $188.29 million.

  The purchase agreements for DIMON's acquisition of Intabex and the Tabex assets provided several purchase price adjustment mechanisms relating to the pre-acquisition financial statements of Intabex and the representations, warranties and covenants of Intabex negotiated by DIMON as part of the acquisition. The Intabex stock purchase agreement provided for a post-closing adjustment to the purchase price based upon the net worth of Intabex as of March 31, 1997, as determined by audited financial statements of Intabex that were prepared in accordance with certain requirements of the stock purchase agreement. In August 1997, the Intabex purchase price was adjusted pursuant to this mechanism and reduced by $18.6 million to $245.6 million. The adjustment was effected by the return of $16.7 million principal amount of Convertible Debentures plus certain interest payments that had been made thereon, and $1.9 million in cash. The adjustment was reflected in the Company's Form 10-Q for the quarter ended September 30, 1997.

  At the time of the post-closing settlement, one of the former Intabex shareholders, Folium, Inc., also agreed to guarantee the sales price by DIMON of certain tobacco inventory that had been acquired as part of the Intabex acquisition. That guarantee resulted in a further payment to DIMON by one of the sellers, Folium, Inc., of $7.3 million in April 1998.

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

  Following its analysis of post-closing adjustments, DIMON asserted claims for indemnification for the full amount of the Set-Off Debentures. The purchase agreements generally required that DIMON assert such claims by September 30, 1998, the anticipated completion of DIMON's second full audit cycle after the acquisition. Consequently, on September 22, 1998, DIMON filed an action in the United States District Court for the Southern District of New York to enforce its right to indemnity.

  On May 24, 1999, DIMON settled the above mentioned action. As part of the settlement, $50 million of the Set-Off Debentures were cancelled, and DIMON dismissed all of its claims in the action. DIMON continues to have a right of set-off against the final $10 million in Set-Off Debentures until April 1, 2001, decreasing to $5 million in Set-off Debentures until April 1, 2002, to satisfy certain additional claims for indemnification that it may discover.


  ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
            ---------------------------------------------------
  None.

    ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF THE COMPANY


  The names and ages of all executive officers of the Company, as of June 30, 1999, are set forth below. Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

       NAME                AGE                       POSITION
  ____________________________________________________________________________

  Brian J. Harker          49     President and Chief Executive Officer since
                                  May 1999; prior thereto President of
                                  DIMON Incorporated since March 1999; prior
                                  thereto Executive Vice President and Chief
                                  Financial Officer since October 1, 1996; prior
                                  thereto Senior Vice President of
                                  DIMON International, Inc.

  Albert C. Monk III       59     Vice Chairman of the Board since March 1999;
                                  prior thereto President of the Company
                                  since 1994.

  James A. Cooley          48     Senior Vice President-Chief Financial Officer
                                  since February 1999; prior thereto Senior Vice
                                  President-Treasurer since September 1997; prior
                                  thereto Vice President-Treasurer.

  Larry R. Corbett         53     Senior Vice President-Regional Executive North
                                  America/Asia since March, 1999; prior
                                  thereto Senior Vice President-Regional Executive
                                  North America since March, 1998; prior thereto
                                  Senior Vice President North American Region,
                                  DIMON International.

  Steve B. Daniels         41     Senior Vice President-Regional Executive Latin
                                  America/Africa since March, 1999; prior
                                  thereto Senior Vice President-Regional Executive
                                  Latin America since March 1998; prior thereto
                                  Senior Vice President Brazil/South America Region,
                                  DIMON International.

  Richard D. O'Reilly      50     Senior Vice President-Human Resources since May
                                  1995; prior thereto Vice President-Human Resources
                                  Sweetheart Corporation, Chicago, Illinois.

                            PART II


  ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
            -----------------------------------------------------
            STOCKHOLDER MATTERS
            -------------------

  DIMON Incorporated's common stock is traded on the New York Stock Exchange, under the ticker symbol "DMN". The Common Stock began trading on the NYSE on April 3, 1995.

  The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated.

<CAPTION

                                        DIMON
                                     Common Stock
                                                        Dividends
                            High         Low            Declared

                           _______________________________________
  Fiscal Year 1999
  Fourth Quarter...........$ 6.50      $ 3.25            $.05
  Third Quarter............  7.94        3.81             .09
  Second Quarter........... 13.50        6.56             .09
  First Quarter............ 12.31        8.69             .17

  Fiscal Year 1998
  Fourth Quarter...........$16.81      $10.50            $.17
  Third Quarter............ 26.31       15.56             .17
  Second Quarter........... 26.43       23.25             .17
  First Quarter............ 26.50       21.50             .15

  As of June 30, 1999, there were 5,729 shareholders, including approximately 4,557 beneficial holders of its Common Stock. The
  Company pays dividends quarterly.

  The Company is subject to certain restrictions on its ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Restrictions of Dividends."

  ITEM 6. SELECTED FINANCIAL DATA
          -----------------------
  FIVE-YEAR FINANCIAL STATISTICS
  DIMON Incorporated and Subsidiaries


                                                                       Years Ended June 30
  (in thousands, except per share amounts____________________________________________________________________________
  and number of stockholders)                    1999           1998           1997**        1996            1995
  ===================================================================================================================
  Summary of Operations
   Sales and other operating revenues         $1,815,223     $2,171,803     $2,125,739     $1,770,166     $1,555,258
   Restructuring, asset impairment and
     merger costs...........................      25,932              -          3,864         15,858         25,214

   Income (loss) before income (loss)
     from discontinued operations
     and  extraordinary item................     (28,378)        41,829         72,568         37,120        (23,455)
   Income (loss) from discontinued
     operations, net of  income taxes.......      22,912          1,820          4,605          2,750         (6,710)
   Extraordinary item:
     Partial recovery on Iraqi
     receivable, net of income tax..........           -              -              -          1,400              -
  ___________________________________________________________________________________________________________________
   Net Income (Loss)........................      (5,466)        43,649         77,173         41,270        (30,165)
  ___________________________________________________________________________________________________________________
  Per Share Statistics
   Basic Earnings Per Share:
     Income (loss) before income (loss)
      from discontinued operations
      and extraordinary item................  $     (.63)    $      .94     $     1.69     $      .93     $     (.61)
     Net income (loss)......................        (.12)           .98           1.80           1.04           (.79)

   Diluted Earnings Per Share:
     Income (loss) before income (loss)
      from discontinued operations
      and extraordinary item................        (.63)*          .94*          1.67             .92             *
     Net income.............................        (.12)*          .98*          1.77            1.01             *

   Dividends paid...........................         .40            .66           .585             .54          .535
   Book value...............................        8.91           9.48           9.21            7.46          6.27
  ___________________________________________________________________________________________________________________
  Balance Sheet Data
   Working capital..........................  $  443,602     $  706,384     $  699,993     $   422,342    $  277,597
   Total assets.............................   1,471,290      1,797,478      1,987,603       1,020,014     1,093,608
   Revolving Credit Notes and
     Other Long-Term Debt...................     458,180        673,699        702,826         390,871       292,528
   Convertible Subordinated Debentures            73,328        123,328        123,328               -        56,370
   Stockholders' equity.....................     396,539        421,930        408,263         315,848       238,806
  ___________________________________________________________________________________________________________________
  Other Statistics
   Common shares outstanding
     at year end............................      44,525         44,525         44,312          42,366       38,092
   Number of stockholders
     at year end (1)........................       5,729          4,576          4,357           4,596        4,249
  ___________________________________________________________________________________________________________________

  *  Computation of loss per share is antidilutive for the year 1995.  For 1998 and 1999, assumed conversion of
     Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
  ** See Note C to the consolidated financial statements for a discussion of acquisition.
  (1)Includes the number of Stockholders of record and non-objecting beneficial owners.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS
            -----------------------------------


  General
  -------

  The Company believes that it is the world's second largest independent purchaser and processor of leaf tobacco. The Company's tobacco operating profits fluctuate from year to year, primarily due to the effects of worldwide supply and demand on the Company's inventory positions and government regulations. See "Factors that May Affect Future Results - Variability of Annual and Quarterly Financial Results."

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

  The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobacco. However, local country operating costs, including the purchasing and processing costs for tobacco, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the individual countries of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. See "Factors that May Affect Future Results - International Business Risks" and Note P to the Company's Consolidated Financial Statements for the year ended June 30, 1999.

  In fiscal 1995, the Company initiated a restructuring plan designed to eliminate unprofitable locations, consolidate duplicative processing facilities, reduce the salaried workforce, improve operating efficiencies and increase regional unit accountability. This initiative continued through 1997 and resulted in the recognition of various charges. Those charges for continuing operations before tax totaled $3.9 million in 1997, $15.9 million in 1996 and $25.2 million in 1995.

  On March 22, 1999, the Company announced that it planned to close its tobacco processing plant in Kinston, North Carolina, reduce staffing at its processing facility in Farmville, North Carolina, and substantially downsize its leaf tobacco buying department in the United States. These actions are the result of smaller tobacco crops anticipated in 1999 and beyond. The Company also planned to close a processing facility and sales office in Brazil and a processing facility in Germany. As of June 30, 1999, the Company has recognized $25.9 million in pre-tax charges related to this restructuring and asset impairment, of which approximately $20.8 million is non-cash.

  During the year ended June 30, 1999, the Company severed approximately 200 employees, primarily in the United States, and expensed $5.1 million for severance costs. As of June 30, 1999, severance paid out totaled $1.1 million. Cash outlays for severance to be paid out in fiscal 2000 are approximately
  $3.7 million.

  Asset writedowns incurred during the year in connection with the restructuring included a charge of $10.7 million associated with the closing and planned disposal of property, plant and equipment in the facilities mentioned above.

  In addition, global overcapacity of tobacco caused management to believe that certain assets should be analyzed for impairment. The analysis, based on undiscounted cash flows, resulted in an impairment writedown of $10.1 million for assets which have been identified as available-for-sale by the Company in

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for
  Long-Lived Assets to be Disposed Of," (SFAS 121).   In accordance
  with SFAS 121, when an impairment writedown is required, the related assets are adjusted to their estimated fair value. In determining fair value, the Company considered the range of preliminary purchase prices being discussed with potential buyers as well as third-party appraisals.

  The estimated market value of the assets written down as part of the restructuring and asset impairment costs, consisting primarily of buildings and machinery and equipment, is approximately $24.2 million.

  Results of Operations
  ---------------------

  The following table expresses items in the Statements of Consolidated Income and Comprehensive Income as a percentage of sales for each of the three most recent years. Any reference in the table and the following discussion to any given year is a reference to the Company's fiscal year ended June 30.

                                                              Years Ended
                                                                June 30
                                                 __________________________________
                                                       1999       1998       1997*
                                                 ==================================
  Sales and other operating revenues.............     100.0%     100.0%     100.0%
  Cost of goods and services and expenses........      91.4       88.0       87.1
  Selling, administrative and general expenses...       6.5        5.5        4.8
  Restructuring and asset impairment costs.......       1.4          -         .2
  Recovery from litigation settlement............       (.9)         -         -
                                                 __________________________________
  Operating income...............................       1.6        6.5        7.9

  Interest expense...............................      (3.6)      (3.9)      (2.4)
                                                 __________________________________
  Income (loss) from continuing operations
    before income taxes and income from
    discontinued operations......................      (2.0)       2.6        5.5

  Income taxes...................................        .5        (.7)      (2.1)

  Income from discontinued operations............       1.2         .1         .2
                                                 __________________________________
  Net income.....................................       (.3)       2.0        3.6
                                                 ==================================
  *  Restated for discontinued operations.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  Comparison of the Year Ended June 30, 1999 to the Year
  Ended June 30, 1998
  ------------------------------------------------------

  The Company's sales and other operating revenues were $1.815 billion, a decrease of 16.4% from $2.172 billion in 1998 primarily due to lower quantities of foreign and U.S. grown tobaccos, lower prices of U.S. and foreign grown tobaccos and lower service and processing revenues in both U.S. and foreign operations. The lower quantities and lower average prices are both results of a worldwide oversupply of tobacco. Quantities of U.S. grown tobacco decreased 7.5% from 1998 and quantities of foreign grown tobacco decreased 9.1% from 1998. The changes in quantities accounted for decreases of $56.6 million and $99.5 million respectively. The decreased quantities of foreign grown tobaccos were primarily a result of decreased volumes in Europe and South America, partially offset by higher volumes of African grown tobacco. Average prices of U.S. grown tobacco declined 2.0% and average prices of foreign tobacco declined 9.0%. The impact of the change in U.S. prices was $14.0 million and the impact of the change in prices of foreign grown tobacco was $126.2 million. Prices of foreign grown tobacco have also decreased due to declines in the purchase price of tobacco. Decreases in service and processing revenue accounted for a decrease of $26.9 million on foreign operations and $21.8 million on U.S. operations. Foreign service and processing revenues decreased primarily due to lower fertilizer sales to farmers. The decrease in U.S. service and processing revenue was primarily due to lower volumes processed for the U.S. stabilization program. Other decreases in operating revenues from 1998 to 1999 are related to items such as interest income, gain on the sale of investments, and recovery of tax and license items.

  The cost of sales and expenses decreased $256 million or 12.6% from $2.032 billion in 1998 to $1.776 billion in 1999. Most of the decrease is the direct result of lower volumes sold and lower average prices. In fiscal 1999, the Company's gross profit on sales to three of its larger customers was down approximately $27.5 million from fiscal 1998. Operating margin, as a percentage of sales, before restructuring and asset impairment costs and recovery from litigation settlement, decreased from 6.5% in 1998 to 2.1% in 1999. The erosion in margins from 1998 to 1999 was primarily the result of liquidation of old crop tobaccos during a period of depressed market prices.

  Restructuring and asset impairment costs were $25.9 million in 1999. These costs included $20.8 million related to facilities and $5.1 million for personnel related costs.

  Interest expense for 1999 decreased $17.7 million from $83.8 million in 1998 to $66.1 million in 1999 of which $16.3 million was due to lower borrowings and $1.4 million was due to lower average rates.

  The effective tax rate for 1999 was 23.9% compared to 26.3% in 1998 primarily due to changes in the distribution of taxable income between taxing jurisdictions.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  Comparison of the Year Ended June 30, 1998 to the Year
  Ended June 30, 1997
  ------------------------------------------------------

  The Company's sales and other operating revenues from continuing operations were $2.172 billion, an increase of 2.2% from $2.126 billion in 1997, primarily due to higher volumes of foreign grown tobacco, offset partially by lower volumes from the United States and lower prices on foreign grown tobaccos. Higher volumes of foreign grown tobacco accounted for increases of $296.3 million. Increases in quantities were principally from South America and Europe. The volume of foreign grown tobacco has increased 27.5% over the prior fiscal year primarily due to the inclusion of a full year of Intabex. Lower volumes in the United States resulted in a $150.6 million decrease in sales, and lower prices of foreign grown
  tobacco resulted in a $106.3 million decrease in sales.   The
  volume of U.S. grown tobacco has decreased 16.7% from the prior fiscal year. The decrease in quantities of U.S. grown tobacco is primarily the result of decreased orders from domestic cigarette manufacturers due to uncertainties surrounding settlement of tobacco legislation and potentially higher excise taxes on cigarettes sold in the U.S. The decrease in prices of foreign grown tobacco was primarily due to product mix and decreases in purchase prices of tobacco. The Company has also been negatively impacted by devaluation of currencies in certain Asian countries which has resulted in delay or cancellation of some shipments of tobacco. The Company believes that the risks of further delays in shipments and the realization of lower average prices could continue in future periods.

  The cost of sales and expenses from continuing operations before restructuring and asset impairment costs increased 3.9% from $1.955
  billion in 1997 to $2.032 billion in 1998.   Operating margin
  (operating income) as a percentage of sales before restructuring decreased from 8.1% in 1997 to 6.5% in 1998. The decrease in operating margins was due primarily to $10 million in excess costs associated with start-up operations in Tanzania and $6.9 million in inventory writedowns. There were also increases in personnel and professional expenses of $10.8 million and depreciation and amortization of $6.3 million. Amortization expense related to the Intabex acquisition increased from $.9 million in 1997 to $4.0 million for a full year in 1998.

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

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  Liquidity and Capital Resources
  -------------------------------
  The following table is a summary of items from the Consolidated
  Balance Sheet and the Statement of Consolidated Cash Flows.

                                                      Years Ended June 30
                                            _______________________________________
  (in thousands, except for current ratio)      1999          1998          1997*
  _________________________________________________________________________________
  Cash and cash equivalents.................$  21,451     $  18,729     $  107,131
  Net trade receivables.....................  295,593       319,295        396,156
  Inventories and advances on
    purchases of tobacco....................  571,534       804,817        835,626
  Total current assets......................  922,500     1,208,890      1,371,479
  Notes payable to banks....................  297,376       282,470        350,263
  Accounts payable..........................   94,169        96,483        143,927
  Total current liabilities.................  478,898       502,506        671,486
  Current ratio............................. 1.9 to 1      2.4 to 1       2.0 to 1
  Revolving Credit Notes and Other
    Long-Term Debt..........................  333,180       548,699        577,826
  Convertible Subordinated Debentures.......   73,328       123,328        123,328
  Senior Notes..............................  125,000       125,000        125,000
  Stockholders' equity......................  396,539       421,930        408,263
  Purchase of property and equipment........   32,156        61,168         60,860
  Acquisition of subsidiary,
    net of cash acquired....................        -             -          6,382
  Proceeds from sale of property
    and equipment...........................    3,843        24,597          8,853
  Depreciation and amortization.............   45,141        43,476         37,191
                                            _______________________________________
  *  Not restated for discontinued operations


  The purchasing and processing activities of the Company's tobacco business are seasonal. The Company's need for capital fluctuates accordingly and, at any of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or less than at year end. The Company historically has needed capital in excess of cash flow from operations to finance inventory and accounts receivable and, more recently, to finance acquisitions of foreign tobacco operations. The Company also prefinances tobacco crops in certain foreign countries including Argentina, Brazil, Dominican Republic and Indonesia by making cash advances to farmers prior to and during the growing season.

  The Company's working capital decreased from $706 million at June 30, 1998, to $444 million at June 30, 1999. The Company's current ratio was 1.9 to 1 and 2.4 to 1 at June 30, 1999 and June 30, 1998, respectively. At June 30, 1999, current assets had decreased $286.4 million and current liabilities had decreased $23.6 million from June 30, 1998. The $286.4 million decrease in current assets is primarily due to the $233.3 million decrease in inventories and advances on purchases of tobacco and a $56.6 million combined decrease in net trade receivables and net assets of discontinued operations. The $23.6 million decrease in current liabilities is primarily due to a $39.8 million combined decrease in advances from customers, accounts payable and accrued expenses, partially offset by a $14.9 million increase in notes payable to banks. The decrease in inventories and advances on purchases of tobacco is the result of the Company's efforts to liquidate inventories in order to de-leverage its balance sheet.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  Liquidity and Capital Resources (continued)
  -------------------------------

  Cash flows from operating activities increased to $181.5 million in 1999 as compared to $57.3 million in 1998 and $25.3 million in 1997. The increases in cash flows provided by operating activities in 1999 over 1998 were due to changes in current assets and liabilities, primarily the decrease in inventories and advances to suppliers, partially offset by the decrease in net income. The increase in 1998 over 1997 was primarily due to fluctuations in current assets and liabilities, offset partially by the change in net income. Cash flows provided by investing activities increased to $43.7 million in 1999 as compared to a usage of $37.1 million in 1998 and a usage of $43.2 million in 1997. The increased cash from investing activities in 1999 compared to 1998 is primarily due to proceeds from the sale of property and equipment of discontinued operations, proceeds from subsidiary sales and lower purchases of property and equipment, offset partially by lower proceeds from the sale of property and equipment. The decrease in usage of cash for investing activities in 1998 compared to 1997 is primarily due to proceeds from the sale of property and equipment. In 1999, $220.0 million was used by financing activities compared to $108.3 million used in 1998 and $71.1 million provided in 1997. The increased use by financing activities in 1999 over 1998 is primarily due to net debt repayments. The increased use by financing activities in 1998 over 1997 is primarily due to net debt repayments in 1998 compared to net additional borrowings in 1997. Additionally, in the fourth quarter of fiscal 1999, the Company cancelled $50.0 million of Convertible Subordinated Debentures as a result of the Intabex Settlement as described in Note C to the Consolidated Financial
  Statements.    Also, see the discussion of refinancing activities
  below.

  At June 30, 1999, the Company had seasonally adjusted lines of credit of $855.9 million. At June 30, 1999, the Company had borrowed $397.4 million under its $855.9 million lines of credit with a weighted average interest rate of 7.0%. At June 30, 1999, the unused short-term lines of credit amounted to $359.6 million. Total maximum outstanding short-term borrowings during the year ended June 30, 1999 were $559.0 million. At June 30, 1999, the Company had $49.1 million of letters of credit outstanding and an additional $49.8 million of letters of credit lines available.

  To ensure long-term liquidity, DIMON entered into a $300 million New Credit Facility, effective June 29, 1999, with a group of banks which replaced DIMON's $500 million credit facility. The Company had $200 million of borrowings under this agreement at June 30, 1999. The Company used the New Credit Facility to classify $100 million of working capital loans to Revolving Credit Notes at June 30, 1999. It is the Company's intent to finance at least $300 million on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The New Credit Facility's initial term expires on June 29, 2001, and, subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (7.75% at June 30, 1999). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

  The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At June 30, 1999, the Company had no material capital expenditure commitments. The Company believes that these sources of funds are sufficient to fund the Company's anticipated needs for 2000. There can be no assurance, however, that other alternative sources of capital will be available in the future or, if available, that any such alternative sources will be available on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

  The Company's off-balance sheet financing is not material. Certain operating leases were acquired with the acquisition of, or have been added by, several foreign tobacco processing facilities. However, most operating assets are of long-term and continuing benefit and the Company has generally purchased these assets.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  Tax and Repatriation Matters
  ----------------------------
  The Company and its subsidiaries are subject to income tax laws in each of the countries in which they do business through wholly owned subsidiaries and through affiliates. The Company makes a comprehensive review of the income tax requirements of each of its operations, files appropriate returns and makes appropriate income tax planning analyses directed toward the minimization of its income tax obligations in these countries. Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis. These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

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

  Accounting Matters
  ------------------
  In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays implementation of SFAS No. 133 until fiscal years beginning after June 15, 2000. This statement will be effective for the Company's September 30, 2000, interim financial statements. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations upon adoption.

  Factors that May Affect Future Results
  --------------------------------------
  The foregoing discussion contains certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2000 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

  Variability of Annual and Quarterly Financial Results
  -----------------------------------------------------
  The comparability of the Company's financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and customer instructions with regard to the sales of processed tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and the Company's processing schedule can be significantly altered by variations in harvesting periods.

  Further, it is not possible to predict with precision the timing of orders or sales, and the Company may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for its customers to accommodate their inventory management and other needs. Sales recognition by the Company and its subsidiaries is based on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, the Company's quarterly and annual financial results may vary significantly depending on its customers' needs and shipping instructions. In particular, because significant deliveries of Brazilian tobacco are made at the end of the fourth fiscal quarter of each year or the beginning of the first quarter of the following year, significant amounts of sales and operating profits may shift from fiscal year to fiscal year.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  Taxes, Legislation, Regulation, Litigation and Other Matters
  ------------------------------------------------------------
  Regarding Tobacco and Smoking
  -----------------------------
  The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may reduce the consumption of cigarettes and adversely affect the business, sales volume, results of operations, cash flows and financial position of the Company.

  These issues, some of which are more fully discussed below, include:

       * legislation or other governmental action seeking to ascribe to the tobacco industry responsibility and liability for the purported adverse health effects associated with both smoking and exposure to environmental tobacco smoke
         ("ETS");

       * increased smoking and health litigation;

       * retail price increases in the United States related to the settlement of certain tobacco litigation against consumer tobacco-product manufacturers;

       * actual and proposed excise tax increases on consumer tobacco products;

       * the issuance of final regulations by the United States Food and Drug Administration (the "FDA") that, if upheld by the courts, would regulate cigarettes as "drugs" or "medical devices";

       * governmental and grand jury investigations;

       * actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information, as well as the testing and reporting of the yields of "tar," nicotine and other constituents found in cigarette smoke;

       * governmental and private bans and restrictions on smoking;

       * actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;

       * actual and proposed restrictions on tobacco manufacturing, marketing, advertising and sales (including two European Union directives that, if implemented, will (i) ban virtually all forms of tobacco advertising and sponsorship in the European Union other than at the retail point of sale, and (ii) abolish duty-free tobacco sales among member states of the European Union);

       * proposed legislation to eliminate the U.S. tax deductibility of tobacco advertising and promotional costs;

       * the diminishing social acceptance of smoking and increased pressure from anti-smoking groups and unfavorable press reports; and

       * other tobacco legislation that may be considered by Congress, the states and other countries.

  In November 1998, certain United States tobacco product manufacturers entered into a Master Settlement Agreement (the "MSA") with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. These manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota (together with the MSA, the "State Settlement Agreements") and an ETS smoking and health class action brought on behalf of airline flight attendants.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  Taxes, Legislation, Regulation, Litigation and Other Matters
  ------------------------------------------------------------
  Regarding Tobacco and Smoking (continued)
  -----------------------------
       Key provisions of the MSA are as follows:

       * payments of $206 billion over 25 years from the cigarette manufacturers to the states based on each state's Medicaid population (Medicaid expenses to treat residents have been the basis for many of the claims against the cigarette manufacturers);

       * marketing and advertising restrictions, including bans on cartoon characters, point-of-sale advertising, billboards, bus and taxi placards and sponsorships of sporting events by brand names;

       * disband the Tobacco Institute, the Council for Tobacco
         Research and the Council for Indoor Air Research;

       * elimination of vending machine sales and requirements that all tobacco products be behind a counter; and

       * payments of $1.7 billion for educational efforts about the dangers of smoking and discouraging youth smoking.

  Lastly, the State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco control and underage use laws, lobbying activities and other provisions. It is not possible to predict the extent to which these actions might adversely affect the Company's business.

  The leading cigarette manufacturers also face hundreds of lawsuits brought throughout the United States and, to a lesser extent, the world. Such suits have been brought on behalf of (i) individuals and classes of individuals alleging personal injury and (ii) federal, state and local governments seeking recovery of health care costs allegedly caused by cigarette smoking, as well as other groups such as unions, health maintenance organizations, federal and state taxpayers, Native American tribes and others. Damages claimed in some of the smoking and health class actions and health care costs recovery cases range into the billions of dollars. Plaintiffs continue to file more such suits. Most recently, on September 22, 1999, the United States Department of Justice filed a lawsuit against the leading cigarette manufacturers, seeking to recover billions of dollars in alleged federal smoking-related health care costs.

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

  In recent years, various members of Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes,

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  Taxes, Legislation, Regulation, Litigation and Other Matters
  ------------------------------------------------------------
  Regarding Tobacco and Smoking (continued)
  -----------------------------
  and further restrict certain advertising of cigarettes and eliminate or reduce the tax deductibility of tobacco advertising.
  It is not possible to determine the outcome of the FDA regulatory initiative or the related litigation discussed above, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of the Company could be materially adversely affected.

  Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the "addictive" nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the "addictive" nature of cigarette smoking in adolescence.

  A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. It is impossible to predict the extent to which these and any additional restrictions might affect the Company's business.

  In addition, from time to time, the leaf tobacco industry has been the subject of government investigations regarding trade practices. In September 1998, the Company and several of its employees received subpoenas relating to an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry. The Company is cooperating fully with this investigation.

  Due to the present litigation, regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco sales may not continue and that existing sales may decline. However, it is not possible to predict the extent to which any of these issues may affect the Company's business.

  Reliance on Significant Customers
  ---------------------------------
  The Company's customers are manufacturers of cigarette and tobacco products located in approximately 60 countries around the world. Several of these customers individually account for a significant portion of the Company's sales in a normal year, and the loss of any one or more of such customers could have a material adverse effect on the Company's results of operations. Approximately 29% and 32% of the Company's consolidated tobacco sales for 1999 and 1998 were to two companies. See Note O to the Company's Consolidated Financial Statements for the year ended June 30, 1999, included herein.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  International Business Risks
  ----------------------------
  The Company's international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies and currency risks and risks related to the restrictions of repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. In certain countries, the Company has advanced substantial sums or guaranteed local loans or lines of credit in substantial amounts for the purchase of tobacco from growers. Risk of repayment is normally limited to the tobacco season, and the maximum exposure occurs within a shorter period.

  The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobaccos. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. See Note P to the Company's Consolidated Financial Statements for the year ended June 30, 1999, included herein.

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

  Asian and Eastern European Customers
  ----------------------------------
  As noted previously, tobacco sales are denominated primarily in U.S. dollars. However, the devaluation of certain Asian currencies has resulted in reduced purchasing power from certain customers in these areas. The Company continuously evaluates the credit risk of its customers. However, the Company may incur a loss of business as a result of the devaluation of these currencies.

  Restrictions on Dividends
  -------------------------
  Under the terms of the Indenture, dated May 29, 1996, between the Company and Crestar Bank, as trustee (the "Indenture"), relating to the Company's 8 7/8% Senior Notes due 2006 (the "Notes"), the Company will not be permitted to make certain restricted payments, including cash dividends on Common Stock, under certain circumstances. The Company generally may make such restricted payments, provided that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities. At June 30, 1999 and 1998, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $32.4 million and $73.5 million, respectively.

  ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            -------------------------------------------------
            CONDITION AND RESULTS OF OPERATIONS (continued)
            -----------------------------------


  Year 2000 Issue
  ---------------
  DIMON's management has long recognized the importance of early preparation and planning for the upcoming millennium change. The Company's Y2K project began in 1996 and is presently being managed by a "project office" that coordinates the efforts of operations around the world. This organization will remain in place until all critical millennium dates have been passed and the corporate Y2K objectives have been met -- compliance and readiness at every location well in advance of January 1, 2000, leading to business continuity and undisturbed customer service.

  To date, DIMON has spent $3.4 million on the implementation of a new integrated manufacturing and accounting application for its U.S. operations. This project was completed in June of 1999, finalizing Year 2000 compliance of all U.S.-based systems. In addition to this system implementation, over $3.5 million has been spent over the past three years on the upgrading of network and computer equipment across all locations. This effort has created a 100% client-server based environment throughout DIMON that is fully Y2K compliant.

  The Company's critical applications include its manufacturing, inventory and financial systems at each location. Assessments, remediation and testing efforts have been conducted at all Company locations on these systems, tobacco processing equipment, network hardware and software, and general facilities. These efforts have been completed at most sites, which have been certified as compliant. A checklist of remediation tasks has been assembled for the select remaining locations. These tasks are scheduled for completion by October 1, 1999. Attention has now turned toward the development of contingency plans for all critical business processes at each location. Should any of these processes be impacted as a result of system, equipment or business-partner failure, action plans are expected to be in place to immediately address the situation.

  DIMON has communicated and will continue to communicate with its suppliers, financial institutions, customers and other key business partners on their Y2K efforts. All systems that electronically link the Company with these businesses have passed all Y2K related tests. There can be no assurance that these business partners will be fully compliant or that problems they may encounter will have no
  adverse effect on their ongoing operations.   DIMON believes that
  its risk is minimized, however, because DIMON's business is positioned near the beginning of the tobacco supply chain, with little dependence on technology among its primary suppliers.

  No company can provide complete assurance that it has been able to identify all Year 2000 issues prior to the problems manifesting themselves. It is the opinion of DIMON management that the Company is taking adequate and appropriate action to address Year 2000 issues and does not expect the financial impact of being Year 2000 compliant to be material to the Company's consolidated financial position, results of operations or cash flows.

  The EURO
  --------
  Eleven countries in the European Union began the conversion from their local currencies to the "Euro" on January 1, 1999. As of that date, the exchange rate of the affected currencies was permanently fixed against the Euro. However, the new currency will not be placed in circulation until 2002.

  The underlying intent of this change is to create a strong, hard currency for the European Union that will be a competitor to the U.S. dollar for international trading and financial transactions. The Euro will eliminate cross-border exchange risk within the adopting countries and may significantly reduce many foreign exchange exposures for multinational companies.

  The Company modified certain accounting systems to record both the Euro and the local currency to deal with the conversion. The Company has studied the implications of the overall Euro conversion and does not expect the conversion, once complete, to have a material impact on the Company's consolidated financial condition or results of operations.

  ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
            -------------------------------------------
  STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
  DIMON Incorporated and Subsidiaries


                                                                      Years Ended June 30
  (in thousands, except per share amounts)                    1999           1998            1997
  ===================================================================================================
  Sales and other operating revenues.......................$1,815,223     $2,171,803     $2,125,739
  Cost of goods and services sold.......................... 1,657,984      1,911,843      1,851,547
                                                           _________________________________________
                                                              157,239        259,960        274,192

  Selling, administrative and general expenses.............   117,826        120,202        103,705
  Restructuring and asset impairment costs.................    25,932              -          3,864
  Recovery from litigation settlement......................   (15,353)             -              -
                                                           _________________________________________
    Operating Income.......................................    28,834        139,758        166,623

  Interest Expense.........................................    66,123         83,769         50,518
                                                           _________________________________________

  Income (loss) from continuing operations before
    income taxes, equity in net income (loss) of
    investee companies and income
    from discontinued operations...........................   (37,289)        55,989       116,105
  Income taxes (benefit)...................................    (8,923)        14,725        44,063
                                                           _________________________________________

  Income (loss) from continuing operations before
    equity in net income (loss) of investee companies
    and income from discontinued operations................   (28,366)        41,264        72,042

  Equity in net income (loss) of investee
    companies (net of income taxes)........................       (12)           565           526
                                                           _________________________________________

  Income (loss) from continuing operations
    before income from discontinued operations.............   (28,378)        41,829        72,568

  Discontinued business:
    Income (loss) from operations, net of income taxes.....      (841)         1,820         4,605
    Gain on disposal, net of $4,288 tax....................    23,753              -             -
                                                           _________________________________________

  NET INCOME (LOSS)                                        $   (5,466)    $   43,649     $  77,173
                                                           =========================================
  Other Comprehensive Income:
    Net Income (Loss)......................................$   (5,466)    $   43,649     $  77,173
    Increase in Equity Currency Conversion.................    (2,448)        (3,334)       (2,172)
    Increase (decrease) in Additional Minimum
      Pension Liability....................................       333           (498)          505
                                                           _________________________________________
  TOTAL COMPREHENSIVE INCOME (LOSS)                        $   (7,581)    $   39,817      $ 75,506
                                                           =========================================

  Basic Earnings Per Share
    Income (loss) from continuing operations before
       discontinued operations.............................    $ (.63)         $.94          $1.69
    Discontinued operations................................       .51           .04            .11
                                                           _________________________________________

   Net Income (Loss).......................................     $(.12)         $.98          $1.80
                                                           =========================================
  Diluted Earnings Per Share
     Income (loss) from continuing operations
       before discontinued operations......................     $(.63)         $.94          $1.67
     Discontinued operations...............................       .51           .04            .10
                                                           _________________________________________
    Net Income (Loss)......................................     $(.12)         $.98          $1.77
                                                           =========================================
  See notes to consolidated financial statements

            -------------------------------------------
  CONSOLIDATED BALANCE SHEET
  DIMON Incorporated and Subsidiaries

                                                             June 30
                                                   ___________________________
  (in thousands)                                      1999           1998
  ============================================================================
  ASSETS

  Current assets
    Cash and cash equivalents......................$   21,451      $   18,729
    Notes receivable...............................     4,744           5,600
    Trade receivables, net of allowances
     (1999 - $3,800, 1998 - $2,799)................   295,593         319,295
    Inventories:
     Tobacco.......................................   417,620         588,143
     Other.........................................    23,059          24,483
    Advances on purchases of tobacco...............   130,855         192,191
    Recoverable income taxes.......................     9,851           2,748
    Prepaid expenses and other assets..............    19,327          24,794
    Net assets of discontinued operations..........         -          32,907
                                                   ___________________________
                        Total current assets.......   922,500       1,208,890
                                                   ___________________________

  Investments and other assets
    Equity in net assets of investee companies.....     6,119           6,022
    Other investments..............................    11,740           9,896
    Notes receivable...............................     7,404           9,313
    Other..........................................     7,059          13,796
                                                   ___________________________
                                                       32,322          39,027
                                                   ___________________________

  Intangible assets
    Excess of cost over related net assets
     of businesses acquired........................   171,596         179,589
    Production and supply contracts................    19,091          26,442
    Pension asset..................................     3,982           3,555
                                                   ___________________________
                                                      194,669         209,586
                                                   ___________________________

  Property, plant and equipment
    Land...........................................    19,772          20,085
    Buildings......................................   180,621         174,310
    Machinery and equipment........................   208,498         237,368
    Allowances for depreciation....................  (109,145)       (113,663)
                                                   ___________________________
                                                      299,746         318,100
                                                   ___________________________

  Deferred taxes and other deferred charges........    22,053          21,875
                                                   ___________________________

                                                    $1,471,290     $1,797,478
                                                   ===========================

            -------------------------------------------
  CONSOLIDATED BALANCE SHEET
  DIMON Incorporated and Subsidiaries

                                                             June 30
                                                   ___________________________
  (in thousands)                                      1999           1998
  ============================================================================
  LIABILITIES AND STOCKHOLDERS' EQUITY

  Current liabilities
    Notes payable to banks and others..............$  297,376      $  282,470
    Accounts payable:
     Trade.........................................    70,988          80,994
     Officers and employees........................     6,135           7,664
     Other.........................................    17,046           7,825
    Advances from customers........................    33,342          50,521
    Accrued expenses...............................    44,695          57,294
    Income taxes...................................     2,277           5,150
    Long-term debt current.........................     7,039          10,588
                                                   ___________________________
                      Total current liabilities....   478,898         502,506
                                                   ___________________________

  Long-term debt
    Revolving Credit Notes and Other...............   333,180         548,699
    Convertible Subordinated Debentures............    73,328         123,328
    Senior Notes...................................   125,000         125,000
                                                   ___________________________
                                                      531,508         797,027
                                                   ___________________________

  Deferred credits
    Income taxes...................................    24,033          36,723
    Compensation and other benefits................    39,786          38,812
                                                   ___________________________
                                                       63,819          75,535
                                                   ___________________________

  Minority interest in subsidiaries................       526             480
                                                   ___________________________

  Commitments and contingencies....................         -               -
                                                   ___________________________

  Stockholders' equity
    Preferred Stock - no par value:  1999      1998
     Authorized shares..........   10,000    10,000
     Issued shares..............        -         -         -               -

    Common Stock - no par value:     1999      1998
     Authorized shares..........  125,000   125,000
     Issued shares..............   44,525    44,525   182,143         182,143
    Retained earnings..............................   220,540         243,816
    Accumulated other comprehensive income.........    (6,144)         (4,029)
                                                   ___________________________
                                                      396,539         421,930
                                                   ___________________________
                                                   $1,471,290      $1,797,478
                                                   ==========================
  See notes to consolidated financial statements

            -------------------------------------------
  STATEMENT OF STOCKHOLDERS' EQUITY
  DIMON Incorporated and Subsidiaries

                                                                       Accumulated
                                                               Other Comprehensive Income
                                                               --------------------------
                                                                               Additional
                                                                    Equity-      Minimum        Total
  (in thousands,                           Common      Retained    Currency      Pension    Stockholders'
  except per share amounts)                 Stock      Earnings   Conversions   Liability     Equity
  =====================================================================================================
  Balance, June 30, 1996................. $136,959     $177,419     $ 2,842     $(1,372)     $315,848
  Net income for the year................                77,173                                77,173
  Cash dividends - $.585
    per share............................               (25,071)                              (25,071)
  Conversion of foreign
    currency financial
    statements...........................                            (2,172)                  (2,172)
  Reduction in the minimum
    pension liability....................                                           505          505
  Stock options exercised................    3,910                                             3,910
  Shares issued in purchase
    of Intabex...........................   38,070                                            38,070

                                         _____________________________________________________________

  Balance, June 30, 1997................. $178,939     $229,521     $   670     $  (867)    $408,263
  Net income for the year................                43,649                               43,649
  Cash dividends - $.66
    per share............................               (29,354)                             (29,354)
  Conversion of foreign
    currency financial
    statements...........................                            (3,334)                  (3,334)
  Increase in the minimum
    pension liability....................                                          (498)        (498)
  Stock options exercised................    3,204                                             3,204

                                         _____________________________________________________________

  Balance, June 30, 1998................. $182,143     $243,816     $(2,664)    $(1,365)    $421,930
  Net income (loss) for the year.........                (5,466)                              (5,466)
  Cash dividends - $.40
    per share............................               (17,810)                             (17,810)
  Conversion of foreign
    currency financial
    statements...........................                            (2,448)                  (2,448)
  Reduction in the minimum
    pension liability....................                                           333          333

                                         _____________________________________________________________

    Balance, June 30, 1999............... $182,143     $220,540     $(5,112)    $(1,032)     $396,539
======================================================================================================

  See notes to consolidated financial statements

            -------------------------------------------
  STATEMENT OF CONSOLIDATED CASH FLOWS
  DIMON Incorporated and Subsidiaries

                                                                      Years Ended June 30
  (in thousands, except per share amounts)                    1999           1998            1997
  =================================================================================================
  Operating activities
    Net Income (Loss)......................................$ (5,466)      $  43,649      $  77,173
    Adjustments to reconcile net income (loss) to net
     cash provided by operating activities:
     Depreciation and amortization.........................  45,141          43,476         37,191
     Restructuring and asset impairment charges............  25,932               -              -
     Recovery from litigation settlement.................... (15,353)              -              -
     Deferred items........................................  (9,643)             59          9,440
     Loss (gain) on foreign currency transactions..........   1,187            (221)         3,655
     Gain on disposition of fixed assets...................    (631)         (1,394)        (3,697)
     Changes in discontinued operations....................   1,023          (6,540)             -
     Gain on disposition of discontinued operations........ (23,753)              -              -
     Undistributed (earnings) loss of investees............      12            (564)          (526)
     Dividends received from investees.....................       -             608              -
     Income (loss) applicable to minority interest.........     (14)              -            124
     Bad debt expense......................................     954             274             89
     Decrease (increase) in accounts receivable............   3,452          35,992        (96,072)
     Decrease in inventories and advances on purchases
       of tobacco.......................................... 219,182          48,427         49,673
     Increase in recoverable taxes.........................  (6,655)           (952)        (1,497)
     Decrease (increase) in prepaid expenses...............  (5,069)         (3,872)        12,450
     Decrease in accounts payable and accrued expenses..... (21,470)        (58,297)       (81,055)
     Decrease in advances from customers................... (16,674)        (23,801)        (5,724)
     Increase (decrease) in income taxes................... (10,064)        (19,069)        23,381
     Other.................................................    (596)           (438)           694
                                                           ________________________________________
       Net cash provided by operating activities........... 181,495          57,337         25,299
                                                           ________________________________________

  Investing activities
    Purchase of property and equipment..................... (32,156)        (61,168)       (60,860)
    Proceeds from sale of property and equipment...........   3,843          24,597          8,853
    Proceeds from sale of property and equipment
       of discontinued operations..........................  37,637               -              -
    Payments on notes receivable and receivables
       from investees......................................   5,072           5,270          2,348
    Issuance of notes receivable...........................  (3,902)         (1,427)       (12,869)
    Proceeds from or (advances) for other
       investments and other assets........................   4,787          (2,133)        13,109
    Purchase of minority interest in subsidiaries..........       -               -           (118)
    Acquisition of subsidiary, net of cash acquired........       -               -          6,382
    Purchase of remaining interest in investee.............       -          (2,200)             -
    Proceeds from sale of discontinued operations..........  28,435               -              -
                                                           ________________________________________
       Net cash provided (used) by investing activities....  43,716         (37,061)       (43,155)
                                                           ________________________________________


            -------------------------------------------
  STATEMENT OF CONSOLIDATED CASH FLOWS (continued)
  DIMON Incorporated and Subsidiaries

                                                                      Years Ended June 30
  (in thousands, except per share amounts)                    1999           1998            1997
  =================================================================================================
  Financing activities
    Net change in short-term borrowings...................$(185,915)      $ (69,941)     $ (13,431)
    Repayment of debt.....................................  (35,229)        (18,098)      (162,833)
    Proceeds from debt....................................   18,961           5,932        268,940
    Cash dividends paid to DIMON Incorporated
       stockholders.......................................  (17,810)        (29,354)       (25,071)
    Cash dividends paid to minority stockholders..........        -               -           (379)
    Proceeds from sale of common stock....................        -           3,204          3,910
                                                          _________________________________________
       Net cash provided (used) by financing activities... (219,993)       (108,257)        71,136
                                                          _________________________________________

  Effect of exchange rate changes on cash.................   (2,496)           (448)            31
                                                          _________________________________________

  Increase (decrease) in cash and cash equivalents........    2,722         (88,429)        53,311
  Increase in cash from consolidation of investee.........        -              27              -
  Cash and cash equivalents at beginning of year..........   18,729         107,131         53,820
                                                          _________________________________________

          Cash and cash equivalents at end of year........$  21,451       $  18,729      $ 107,131
                                                          =========================================
  Other information:
    Cash paid during the year:
     Interest.............................................$  68,705       $  85,667      $    48,935
     Income taxes.........................................    8,796          18,252           25,919
    Non-cash investing and financing activities:
     Intabex purchase (settlement)........................  (50,000)              -          161,398
     Restructuring and impairment of assets...............   20,800               -                -

  See notes to consolidated financial statements

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note A - Significant Accounting Policies
  ----------------------------------------
  The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. Certain foreign consolidated subsidiaries of the Company have fiscal year ends of March 31 and May 31 to facilitate reporting of consolidated accounts. The Company accounts for its investments in certain investee companies under the equity method of accounting. Investments in certain other foreign investees and subsidiaries that are combined with other investments are stated at cost or less than cost because the Company does not exercise significant influence over financial or operating policies and because of restrictions imposed on the transfer of earnings and other economic uncertainties.
      Sales recognition is based on the passage of ownership, usually with shipment of product.
      Cash equivalents are defined as temporary investments of cash with maturities of less than 90 days.
      Inventories are valued at the lower of cost or market. Inventory valuation provisions were $13,181 at June 30, 1999 ($27,709 at June 30, 1998). Costs of tobacco inventories are generally determined by the average cost method while costs of other inventories are generally determined by the first-in, first-out method. Substantially all of the tobacco inventory represents finished goods. Interest and other carrying charges on the inventories are expensed in the period in which they are incurred.
      Excess of cost over related net assets of businesses acquired is being amortized on a straight-line basis over periods ranging from 10 to 40 years. The accumulated amortization at June 30, 1999, is $15,583 ($12,175 at June 30, 1998).
      The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no material impairment of intangible assets existed at June 30, 1999.
      Supply contracts include the cost allocated to two ten-year tobacco supply agreements with R. J. Reynolds Tobacco Company
  ("RJR") pursuant to which the Company will supply RJR and its affiliates with specified quantities of its required tobaccos. Each contract is being amortized over the quantities shipped or the contract period, whichever is sooner. The accumulated amortization at June 30, 1999, is $30,300 ($26,500 at June 30, 1998).
      Production contracts include the cost allocated to contracts associated with farmers for the future supply of their annual tobacco production. The production contracts are being amortized primarily on a straight-line basis over ten years. The accumulated amortization at June 30, 1999, is $21,705 ($18,155 at June 30, 1998).
      Property, plant and equipment is accounted for on the basis of cost. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 40 years and over five to ten years, respectively. The consolidated financial statements do not include fully depreciated assets.
      The Company provides deferred income taxes on temporary differences arising from tax loss carryforwards, employee benefit accruals, depreciation, deferred compensation and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested.
      Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The diluted earnings per share calculation assumes that all of the outstanding Convertible Subordinated Debentures outstanding during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note A - Significant Accounting Policies (continued)
  ----------------------------------------
      In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays implementation of FASB 133 until years beginning after June 15, 2000. This statement will be effective for the Company's September 30, 2000, interim financial statements. The Company does not expect this statement to have a material impact on the Company's financial position or results of operations upon adoption.
      Certain prior year amounts have been reclassified to conform to the current year presentation.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)

  Note A - Significant Accounting Policies (continued)
  ----------------------------------------

  DIMON and Subsidiaries Computation of Earnings Per Common Share

                                                     YEARS ENDED JUNE 30
                                              __________________________________
  (in thousands, except per share data)         1999         1998         1997
  ==============================================================================
  BASIC EARNINGS
   Income (loss) from continuing operations
     before discontinued operations.......... $(28,378)     $41,829     $72,568
   Discontinued operations...................   22,912        1,820       4,605
                                              ---------     --------    --------
   Net Income (Loss)......................... $ (5,466)     $43,649     $77,173


  SHARES
   Weighted Average Number of
     Shares Outstanding......................   44,525       44,473      42,850
                                              =========     ========    ========

  BASIC EARNINGS PER SHARE
   Income (loss) from continuing operations
     before discontinued operations..........    $(.63)        $.94       $1.69
   Discontinued operations...................      .51          .04         .11
                                              ---------     --------    --------
   Net Income (Loss).........................    $(.12)        $.98       $1.80
                                              =========     ========    ========

  DILUTED EARNINGS
   Income (loss) from continuing operations
     before discontinued operations.......... $(28,378)     $41,829     $72,568
   Add after tax interest expense applicable
     to 6 1/4% Convertible Debentures issued
     April 1, 1997 for 1997..................        - *          - *     1,151
                                              ---------     --------    --------

   Income (loss) from continuing operations
     before discontinued operations..........  (28,378)      41,829      73,719
   Discontinued operations...................   22,912        1,820       4,605
                                              ---------     --------    --------
   Net Income (Loss) as Adjusted............. $ (5,466)*    $43,649 *   $78,324
                                              =========     ========    ========

  SHARES
   Weighted average number of common
     shares outstanding......................   44,525       44,473      42,850
   Shares applicable to stock options,
     net of shares assumed to be purchased
     from proceeds at the greater of average
     market price or ending market price.....        -          258         323
   Assuming conversion of 6 1/4%
     Convertible Debentures in 1997 at
     the beginning of the period.............        - *          - *     1,068
                                              ---------     --------    --------
   Average Number of Shares Outstanding......   44,525 *     44,731 *    44,241
                                              =========     ========    ========

  DILUTED EARNINGS PER SHARE
   Income (loss) from continuing operations
     before discontinued operations..........    $(.63)*       $.94 *     $1.67
   Discontinued operations...................      .51 *        .04 *       .10
                                              ---------     --------    --------
   Net Income (Loss) as Adjusted.............    $(.12)*       $.98 *     $1.77
                                              =========     ========    ========

  * Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)


  Note B - Discontinued Operations
  --------------------------------
  On August 12, 1998, the Company reached a definitive agreement to sell the net assets of the flower operations for approximately $66,072 in cash and the assumption of $31,557 of the debt of Florimex Worldwide. The Company recorded a pre-tax gain of $27,976 in the first quarter of the year ending June 30, 1999. Net assets of $32,907 relating to the sale have been segregated on the June 30, 1998 Consolidated Balance Sheet.
      The results of operations for all years presented have been restated for the discontinued flower operations.

  Net Assets of Discontinued Operations:

                                                      June 30,
                                                        1998
  ===============================================================
  Assets
   Cash and cash equivalents....................... $   3,262
   Receivables.....................................    35,515
   Inventories.....................................     3,921
   Recoverable income taxes........................       350
   Prepaid expenses and other......................     5,470
   Intangible assets...............................    17,419
   Property, plant and equipment, net..............    37,335
                                                   ___________
      Total Assets.................................   103,272
                                                   ___________
  Liabilities
   Notes payable to banks and others...............    10,539
   Accounts payable and accruals...................    35,166
   Income taxes payable............................     1,431
   Long-term debt..................................    17,110
   Deferred taxes and other........................     5,661
   Minority interest...............................       458
                                                   ___________
      Total Liabilities............................    70,365
                                                   ___________
      Net Assets of Discontinued Operations........ $  32,907
                                                   ===========


  Summary of Operating Results of Discontinued Operations:

                                                      1999         1998         1997
  ======================================================================================
  (S>
  Sales and other operating revenues............... $101,023     $391,560     $387,488
  Cost of goods and services sold..................   92,892      351,517      343,786
  Selling, administrative and general expenses.....    9,129       33,856       33,419
                                                    _________     ________    _________
      Operating income (loss)......................     (998)       6,187       10,283

  Interest expense.................................      609        1,909        2,509
                                                    _________     ________    _________
  Income (loss) before income taxes and
     minority interest.............................   (1,607)       4,278        7,774
  Income taxes (benefit)...........................     (761)       2,358        3,045
  Income (loss) applicable to minority interest....       (5)         100          124
                                                    _________     ________    _________

   Income (loss) from discontinued operations      $     (841)   $  1,820     $  4,605
                                                    =========    =========    =========


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note C - Acquisition
  --------------------
  On April 1, 1997, DIMON Incorporated acquired all the outstanding capital stock and other rights of Intabex Holdings Worldwide S.A. (Intabex), a privately owned Luxembourg holding company. Intabex owned and operated leaf tobacco buying, processing and exporting operations in principal tobacco markets around the world including the United States, Brazil, Argentina, Malawi, Italy and Thailand. A former Intabex subsidiary, Compania de Filipinas (CdF), is one of the two major suppliers of premium cigar leaf and other dark air-cured tobaccos to the cigar industry in the United States and Europe. Separately, a Zimbabwe company that is a wholly owned subsidiary of DIMON acquired certain tobacco assets from an Intabex affiliated company (Tabex) in Zimbabwe. Intabex was a major supplier of Zimbabwean and other African grown tobacco to the cigarette industry.
      The transaction was accounted for as a purchase and, accordingly, the consolidated financial statements of DIMON include the results of operations of Intabex from the date of acquisition. The initial purchase price of Intabex and the Tabex assets was $264.2 million, consisting of 1.7 million shares of DIMON common stock, $140 million in ten year, 6.25% subordinated convertible debentures, convertible at $28.77 a share (the "Convertible Debentures"), and $86.1 million in cash. The purchase agreements for DIMON's acquisition of Intabex and the Tabex assets provided several purchase price adjustment mechanisms which, as described below, have resulted in reducing the purchase price by $75.9 million to a net purchase price of $188.3 million.
      As a part of the Stock Purchase Agreement, Intabex's former shareholders, Folium, Inc., Tabacalera, S.A. and Leaf Management Investments Ltd., have indemnified DIMON against claims arising from breaches of representations and warranties made by the former shareholders in connection with the acquisition of Intabex, subject to a maximum of $90 million. DIMON may, subject to fulfillment of certain conditions in the agreement, set off any such claims against $90 million of the debentures held by Folium and Tabacalera (Set-Off Debentures).
      The Intabex stock purchase agreement also provided for a post-closing adjustment in the purchase price based upon the net worth of Intabex as of March 31, 1997, as determined by audited financial statements that were prepared in accordance with certain requirements of the stock purchase agreement. As a result of this agreement, the purchase price was reduced by $18.6 million in August of 1997. The reduction resulted in the return of $16.7 million of Convertible Debentures plus certain interest payments on the Convertible
  Debentures, and $1.9 million in cash. At the time of the post-closing settlement, one of the former Intabex shareholders, Folium, Inc., also agreed to guarantee the sales price by DIMON of certain tobacco inventory that had been acquired as part of the Intabex acquisition.
  That guarantee resulted in a further payment to DIMON by Folium, Inc.
  of $7.3 million in April 1998. Folium, Inc. is controlled by a British Virgin Islands trust of which A.C.B. Taberer is a potential beneficiary. Mr. Taberer was a director of and consultant to DIMON and the former chairman of Intabex. Mr. Taberer resigned as a director as of January 25, 1999.
      To allow adequate opportunity for discovery of possible adjustments, DIMON required that the claims mechanisms under the purchase agreements operate at least through September 30, 1998, the anticipated completion of DIMON's second full audit cycle after the acquisition. Following its analysis of post-closing adjustments, on September 22, 1998, DIMON filed an action in the United States
  District Court for the Southern District of New York to enforce its right to indemnity.
      On May 24, 1999, DIMON settled the suit with the former Intabex shareholders. As part of the settlement, the former Intabex shareholders canceled $50 million of the Set-Off Debentures, and DIMON dismissed all of its claims in the action. DIMON recognized as income the recovery of $15.4 million related to charges to income for the overstatement in carrying values of certain assets and the understatement or omission of certain liabilities or expenses by Intabex at the date of the Intabex acquisition. The balance of the recovery, $34.6 million, was applied against the carrying value of certain acquired assets and the direct costs of the settlement. DIMON continues to have a right to set-off
  $10 million in Set-Off Debentures until April 1, 2001, decreasing to
  $5 million in Set-Off Debentures until April 1, 2002, to satisfy certain additional claims for indemnification that it may discover.
      The purchase price was allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition.
  This allocation resulted in an excess purchase price over net assets acquired of $152.0 million after application of the May 24, 1999 settlement. The $152.0 million excess purchase price is being amortized on a straight-line basis over 40 years.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note C - Acquisition (continued)
  --------------------
      In conjunction with this acquisition, the Company capitalized $9.2 million, net of $3.7 million of tax, to cover the anticipated costs of combining the acquired tobacco business with existing tobacco operations of DIMON. The capitalized amounts related primarily to severance and closure of certain duplicative administrative, warehouse and plant facilities acquired from Intabex. Of the capitalized amounts, $7.0 million related to severance and other costs associated with employee separations and $2.2 million related to costs of planned facility closures. As these amounts are paid out in cash, the Company will reduce an accrual established for their expenditure. As of June 30, 1999, the Company has utilized $5.3 million of the reserves for severance and the full $2.2 million of the reserves for facility closures. The Company expects the remaining reserves to be paid out in fiscal 2000.

  Note D - Restructuring and Asset Impairment Costs
  -------------------------------------------------
  In 1995, the Company commenced various activities to restructure its worldwide operations. The following tables set forth the Company's restructuring provisions provided and changes in the related reserves for 1997, 1998 and 1999. The reserve balances are included in accrued expenses and deferred compensation and other benefits.

                                                          Facilities
                                               Employee     Closure
                                             Separations     Costs         Other       Total
  ==========================================================================================
  Reserve balances at June 30, 1996.......... $20,066       $    395     $    500     $20,961

  Provision for restructuring - 1997.........   2,864              -        1,000       3,864
  Reduced by:
       Cash payments.........................  (9,487)          (100)           -      (9,587)
       Asset writedowns and other............    (694)          (270)        (500)     (1,464)
                                             _________________________________________________

  Reserve balances at June 30, 1997.......... $12,749       $     25     $  1,000     $13,774

  Increased (reduced) by:
       Cash payments.........................  (3,631)           (25)           -      (3,656)
       Asset writedowns and other............     749              -       (1,000)       (251)
                                             _________________________________________________

  Reserve balances at June 30, 1998.......... $ 9,867       $      -     $      -     $ 9,867

  Reduced by:
       Cash payments.........................  (1,622)             -            -      (1,622)
       Adjustment to retirement
            reserve and other................  (1,438)             -            -      (1,438)
                                             _________________________________________________

  Reserve balances at June 30, 1999.......... $ 6,807       $      -      $     -     $ 6,807
                                             =================================================


       The 1997 restructuring provision included additional restructuring charges in the amount of $3,864, of which $2,864 relates to additional severance costs and $1,000 relates to a reduction of capitalized idle plant expense. Remaining cash outlays associated with employee separations are expected to total $4,107, of which approximately $999 will be expended in fiscal 2000. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note D - Restructuring and Asset Impairment Costs (continued)
  -------------------------------------------------
       On March 22, 1999, the Company announced that it planned to close its tobacco processing plant in Kinston, North Carolina, reduce staffing at its processing facility in Farmville, North Carolina, and substantially downsize its leaf tobacco buying department in the United States. The Company also planned to close a processing facility in Germany and a processing facility and sales office in Brazil. These actions are the result of smaller tobacco crops anticipated in 1999 and beyond. The restructuring was completed by June 30, 1999, and resulted in pre-tax charges of $15,812, of which $10,695 is non-cash.
       During the year ended June 30, 1999, the Company severed approximately 200 employees, primarily in the United States, and expensed $5,117. As of June 30, 1999, severance paid out totaled $1,108. Cash outlays for severance to be paid out in 2000 are approximately $3,712.
       Asset writedowns incurred during the year in connection with the restructuring included a charge of $10,695 associated with the closing and planned disposal of property, plant and equipment in the facilities mentioned above.
       The following tables set forth the Company's restructuring provisions provided and changes in the related reserves.

                                              Employee        Asset
                                            Separations     Writedowns       Total
  ==================================================================================
  Provision for restructuring - 1999........   $5,117        $10,695        $15,812
  Reduced by:
    Cash Payments...........................   (1,108)             -         (1,108)
                                            ________________________________________
  Reserve balances at June 30, 1999.........   $4,009        $10,695        $14,704
                                            ========================================

       Global overcapacity of tobacco caused management to believe that certain assets should be analyzed for impairment. The analysis, based on undiscounted cash flows, resulted in an impairment writedown of $10,120 for assets which have been identified as available-for-sale by the Company in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived
  Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121).   In
  accordance with SFAS 121, when an impairment writedown is required, the related assets are adjusted to their estimated fair value. In determining fair value, the Company considered the range of preliminary purchase prices being discussed with potential buyers as well as third-party appraisals.

  The estimated market value of the assets written down as part of the restructuring and impairment costs, consisting primarily of buildings and machinery and equipment, is approximately $24,240.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note E - Investee Companies and Related Parties
  -----------------------------------------------
  The combined summarized information for investee companies follows:

                                          1999        1998       1997
  =======================================================================
  Current assets........................ $9,549     $11,340     $61,887
  Non-current assets....................  4,285      10,147      13,684
  Current liabilities...................  6,596       9,934      56,933
  Non-current liabilities...............     74         755         866
  Interest of other shareholders........  2,093       4,776       8,100
  Net sales.............................  9,653      22,290      44,294
  Gross profit..........................  1,890       5,734       9,276
  Net income (loss).....................   (366)      1,362       1,014
                                        ________________________________

        The above changes from 1998 relate to the planned decrease in operations of certain investees in Africa, and the changes from 1997 relate primarily to the sale of certain investees of Intabex.
       Balances with related parties, primarily unconsolidated, affiliated companies, are as follows:

                                          1999        1998       1997
  =======================================================================
  Trade receivables..................... $53,539     $46,944     $ 16,352
  Advances on purchases of tobacco......  53,702      92,416      101,540
  Notes receivable......................       -       3,767        4,190
  Trade payables and advances
     from customers.....................  11,062      17,719        7,405
  Other income:  Interest...............     204         756          917
  Net sales.............................   5,733      11,036       12,274
  Purchases of tobacco..................  46,223      76,352       80,389
                                        __________________________________

  Note F - Financial Instruments
  ------------------------------
  The estimated fair value of the Company's financial instruments at June 30, 1999 is provided in the following table:

                                             Carrying      Fair
                                              Amount      Value
  ________________________________________________________________
  Senior Notes..............................$125,000    $110,000
  Convertible Subordinated Debentures.......  73,328      49,863
  Other Long-Term Debt......................  40,219      35,844
                                        __________________________


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

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note F - Financial Instruments (continued)
  ------------------------------
       The counterparties to these contractual arrangements are a diverse group of major financial institutions with which the Company also has other financial relationships. The Company is exposed to credit loss in the event of non-performance by these counterparties. If a counterparty fails to meet the terms of a swap agreement, the Company's exposure is limited to the net amount that would have been received, if any, over the agreement's remaining life. The Company does not anticipate non-performance by the other parties, given their high credit ratings and no material loss would be expected from non-performance by any one of such counterparties.
       Interest rate swap agreements with an aggregate notional principal balance of $440,000 ($125,000 fixed to floating and $315,000 floating to fixed) and expiring at various dates through September 21, 2008, had a negative value of $206 at June 30, 1999.
       In the normal course of business, the Company is party to financial instruments with off balance sheet risk such as letters of credit and guarantees. Management does not expect any material losses to result from these instruments.
       The fair value estimates presented herein are based on information available to management at June 30, 1999, and were determined using quoted market prices and the discounted value of future cash flows.

  Note G - Short-Term Borrowing Arrangements
  ------------------------------------------
  The Company has lines of credit arrangements with several banks under which the Company may borrow up to a total of $855,937 ($1,305,479 at June 30, 1998), excluding all long-term credit agreements. These lines bear interest at a weighted average rate of 7.0% for the year ending June 30, 1999. Unused lines of credit at June 30, 1999, amounted to $359,610 ($663,009 at June 30, 1998), net of $98,950 of
  available letters of credit lines. There were no compensating balance agreements at June 30, 1999 or 1998.


  Note H - Long-Term Debt
  -----------------------
  Such debt is comprised of:

                                                  1999                      1998
                                         _________________________________________________
                                          Maturing    Maturing       Maturing    Maturing
                                           within       after         within      after
                                          One Year    One Year       One Year    One Year
  ========================================================================================
  Senior Notes............................$    -      $125,000       $     -     $125,000
  Convertible Subordinated Debentures.....     -        73,328             -      123,328
  Revolving Credit Notes..................     -       300,000             -      500,000
  Other Long-Term Debt.................... 7,022        32,948        10,492       48,661
                                          ________________________________________________
                                          $7,022      $531,276       $10,492     $796,989

  Capitalized Lease Obligations...........    17           232            96           38
                                          ________________________________________________
                                          $7,039      $531,508       $10,588     $797,027
  ========================================================================================

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note H - Long-Term Debt (continued)
  -----------------------
       Payments of the debt are scheduled as follows:

                              Convertible   Revolving     Other
                     Senior   Subordinated    Credit    Long-Term
                     Notes     Debentures     Notes        Debt        Total
  ============================================================================
  2000............ $      -     $     -     $      -     $ 7,022     $  7,022
  2001............        -           -      300,000       6,816      306,816
  2002............        -           -            -      23,720       23,720
  2003............        -           -            -       1,450        1,450
  2004............        -           -            -         147          147
  2005............        -           -            -         132          132
  Later years.....  125,000      73,328            -         683      199,011
                  ____________________________________________________________
                   $125,000     $73,328     $300,000     $39,970     $538,298
                  ============================================================

        On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "Notes") due 2006. The Notes are general unsecured obligations of the Company and will rank equally in right of payment with all other unsubordinated indebtedness (including the New Credit Facility, discussed below) of the Company. The Company used the net proceeds to repay certain existing short-term indebtedness and for other corporate purposes. On or after June 1, 2001, the Company may redeem the Notes in whole or in part, at established redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. There are no sinking fund requirements for the Notes.
  The Notes are subject to certain covenants that, among other things, require specific liquidity and long-term solvency ratios and, under certain circumstances, restrict payment of dividends by the Company. The Company generally may make such restricted payments, provided that
  (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20,000, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities. At June 30, 1999, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $32,371.
       On April 1, 1997, DIMON Incorporated issued $73,328 of 6 1/4% Convertible Subordinated Debentures due on March 31, 2007 (the "Debentures"), net of the cancellation of $50,000 in settlement of the Intabex litigation as discussed in Note C. The Debentures are convertible into approximately 2,549 shares of the Company's Common Stock at a conversion price of $28.77 per share at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000. As discussed in Note C, Intabex's former shareholders have indemnified DIMON against certain liabilities in connection with the acquisition of Intabex. DIMON may set off any such indemnified liabilities against $10,000 of the Debentures.
       To ensure long-term liquidity, DIMON entered into a $300,000 New Credit Facility, effective June 29, 1999, with eight banks which replaces DIMON's $500,000 Former Credit Facility. The Company had $200,000 borrowings under these agreements on June 30, 1999 ($140,000 in 1998). However, the Company has used these facilities to classify $100,000 ($360,000 at June 30, 1998) of working capital loans to Revolving Credit Notes. It is the Company's intent to finance at least $300,000 on a long-term

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note H - Long-Term Debt (continued)
  -----------------------
  basis. The New Credit Facility is subject to certain commitment fees and covenants, including a subjective acceleration clause that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain base borrowing restrictions, and restrict acquisitions. The New Credit Facility's initial term is to June 29, 2001, and pending approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (7.75% at June 30, 1999). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.
       Other long-term debt consists of obligations of DIMON Incorporated and the tobacco operations in Asia, Africa, Germany, Italy and Spain, and is payable at interest rates varying from 3.48% to 6.53%.

  Note I - Long-Term Leases
  -------------------------
  The Company has both capital and operating leases. The operating leases are for land, buildings, automobiles and other equipment; the capital leases are for machinery and equipment. The capitalized lease obligations are payable through 2002. Interest rates are imputed at 10.6% to 13.0%. Amortization is included in depreciation expense. Minimum future obligations and capitalized amounts are as follows:


                                                     Capital    Operating
                                                     Leases       Leases
  ========================================================================
  2000............................................... $ 17       $ 3,070
  2001...............................................  157         2,773
  2002...............................................   75         2,595
  2003...............................................    -         2,054
  2004...............................................    -         1,288
  Later years .......................................    -        16,138
                                                     _____________________
                                                      $249       $27,918

  Less amount representing interest and deposits.....    -
                                                      _____
  Present value of net minimum lease payments........ $249
  Less current portion of obligations
    under capital leases.............................   17
                                                      _____
  Long-term obligations under capital leases......... $232
                                                      =====
  Capitalized amounts:
    Machinery and equipment, primarily vehicles...... $249
    Accumulated amortization.........................  (77)
                                                      _____
                                                      $172
                                                      =====

  Note J - Preferred Stock
  ------------------------
  The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At June 30, 1999, no shares had been issued.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note K - Stock Incentive Plan
  -----------------------------
  At the 1995 Special Meeting of Stockholders, the DIMON Incorporated Omnibus Stock Incentive Plan (the Incentive Plan) and the DIMON Incorporated Non-Employee Directors' Stock Option Plan (the Directors'
  Plan) were approved.
      The Incentive Plan authorizes the issuance of up to 2 million shares of common stock (subject to increase annually by 3% of the number of shares of common stock issued during such year, other than pursuant to the Incentive Plan). The Incentive Plan authorizes the issuance of various stock incentives to key employees of the Company or any subsidiary, including nonqualified or incentive stock options, stock appreciation rights and shares of restricted stock.
      Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by a committee composed of independent directors (the Committee). Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants. SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant.
  Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. As of June 30, 1999, no restricted stock had been awarded under the Incentive Plan. No awards may be granted under the Incentive Plan after February 8, 2005.
      The options and SARs become exercisable on various dates as originally determined for the grants assumed by DIMON. Under the Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable.
      A separate Directors' Plan authorizes automatic annual grants to purchase one thousand shares to each non-employee director. Any 1999 grants will be awarded at the meeting of the DIMON Board following the 1999 annual meeting of the shareholders of DIMON. The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors' Plan is 50 thousand shares. Options granted under the Directors' Plan are immediately exercisable. Options to purchase 27 thousand shares had been granted as of June 30, 1999.
      At the 1998 Annual Stockholders' Meeting, the DIMON Incorporated Directors' Stock Plan was approved. The Plan authorizes automatic annual grants to purchase one thousand shares to each non-employee director. Any 1999 grants will be awarded at the meeting of the DIMON Board following the 1999 annual meeting of the shareholders of DIMON. The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors' Plan is 70 thousand shares. Options granted under the Directors' Plan are immediately exercisable. No options to purchase shares had been granted as of June 30, 1999.
      The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $2,816 credit to income in 1998 and a $2,142 charge to income in 1997 arising from adjustments in fair market values of the SARs.
      As permitted by SFAS No. 123, the Company has elected to continue to account for stock-based compensation in accordance with APB No. 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and per share amounts based on fair value would have been reduced to the unaudited pro forma amounts indicated in the table below (in thousands, except per share data):

                                               1999         1998       1997
  ============================================================================
  Net income (loss) as reported.............$ (5,466)     $43,649     $77,173
  Net income (loss) Pro Forma...............  (7,515)      41,603      76,185
  Earnings per share, basic as reported.....    (.12)         .98        1.80
  Earnings per share, basic Pro Forma.......    (.16)         .93        1.77


            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note K- Stock Incentive Plan (continued)
  ----------------------------
      Information with respect to options and SARs follows:

                                                  1999        1998        1997
  ================================================================================
  Options and SARs outstanding at
     beginning of year..........................  2,039       1,854       1,804
  Options and SARs granted......................    751         455         436
  Options and SARs exercised....................      -        (237)       (263)
  Options and SARs cancelled....................    (85)        (33)       (123)
                                                ________________________________
  Options and SARs  outstanding at
     end of year................................  2,705       2,039       1,854
                                                ================================
  SARs included as outstanding at end
     of year....................................    496         417         407
                                                ================================
  Options available for future grants
     at end of year.............................    216         857         822
                                                ================================
  Options and SARs exercisable at
     end of year................................  1,161         830         833
                                                ================================
  Option and SAR market prices per share:
     Date of grant (at lowest market price).....$  5.50      $22.31      $18.13
                   (at highest market price)....   9.25       23.38       20.88
     Exercised     (at lowest market price).....      -       21.25       19.00
                   (at highest market price)....      -       26.38       26.75
     Cancelled     (at lowest market price).....   9.25       11.25       19.25
                   (at highest market price)....  22.31       25.94       26.50

       Weighted average option exercise price information for the years 1999, 1998 and 1997 follows:

                                                  1999    1998     1997
  =======================================================================

  Outstanding at July 1........................ $18.16   $16.87   $16.46
  Granted during the year......................   7.53    22.33    18.17
  Exercised during the year....................      -    25.10    23.97
  Outstanding at June 30.......................  15.40    18.16    16.87
  Exercisable at June 30.......................  16.65    16.52    17.53

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note K - Stock Incentive Plan (continued)
  -----------------------------
       Option groups outstanding at June 30, 1999 and related weighted average price and life information follows:

      Grant               Options       Options    Exercise    Remaining
      Date              Outstanding   Exercisable    Price    Life (Years)
    ______________________________________________________________________
     8/21/91............    122           122       $14.42         2
     8/27/92............    188           188       $22.00         3
     8/26/93............    167           167       $16.67         4
     8/25/94............    145           145       $11.50         5
      4/1/95............    140           140       $16.50         6
     8/24/95............    347           347       $17.00         6
    11/17/95............      6             6       $15.38         6
     8/22/96............    399             -       $18.13         7
    11/15/96............      7             7       $20.88         7
     8/21/97............    436             -       $22.31         8
    11/14/97............      7             7       $23.38         8
     8/27/98............    459             -       $ 9.25         9
    11/25/98............      7             7       $ 8.75         9
     5/24/99............    275            25       $ 5.50        10
                          _____         _____
                          2,705         1,161
                          =====         =====

       The weighted average fair value at date of grant for options granted during 1999 and 1998 was $3.16 and $10.07 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

  Black-Scholes Assumptions                      1999    1998
  _____________________________________________________________
       Expected Life in Years................    10      10
       Interest Rate.........................  5.26%   6.49%
       Volatility............................  10.5%   31.0%
       Dividend Yield........................  5.98%   2.70%

  Note L - Retained Earnings
  --------------------------
  Consolidated retained earnings included $860 at June 30, 1999 ($873 at June 30,1998) for the Company's share of undistributed net income of investee companies accounted for under the equity method.

  Note M - Income Taxes
  ---------------------
  Consolidated retained earnings at June 30, 1999 and 1998 include undistributed earnings of $282,213 and $261,452, respectively, of certain foreign consolidated subsidiaries which are not subject to additional foreign income taxes nor considered to be subject to United States income taxes unless remitted as dividends. The Company intends to reinvest these undistributed earnings indefinitely; accordingly, no provision has been made for United States taxes on such earnings. If earnings were remitted as dividends, foreign tax credits available under present law would reduce the amount of U.S. taxes payable.
      At June 30, 1999, the Company has net operating tax loss carryforwards of approximately $49,656 for income tax purposes that expire in 2000 and thereafter. The components of income (loss) from continuing operations before income taxes and equity in net income
  (loss) of investee companies consisted of the following:

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note M - Income Taxes (continued)

                             1999             1998          1997
  =================================================================
  U.S.....................$(49,350)        $(51,109)     $   9,902
  Foreign.................  12,061          107,098        106,203
                          __________________________________________
                          $(37,289)        $ 55,989       $116,105
                          ==========================================

       The details of the amount shown for income taxes (benefits) in the Statements of Consolidated Income and Comprehensive Income follow:

                              1999             1998           1997
  ==================================================================
  Current
  Federal...................$ (7,923)       $ 2,531        $ 4,566
  State.....................       -              -              -
  Foreign...................   9,681         12,499         37,694
                             _______________________________________
                             $ 1,758        $15,030        $42,260
                             _______________________________________
  Deferred
  Federal...................$ (8,584)       $(8,945)       $   384
  State.....................   1,714         (1,494)            85
  Foreign...................  (3,811)        10,134          1,334
                             _______________________________________
                            $(10,681)       $  (305)       $ 1,803
                             _______________________________________
  Total.....................$ (8,923)       $14,725        $44,063
  ==================================================================

      The reasons for the difference between income tax expense based on income (loss) before income taxes and equity in net income (loss) of investee companies and the amount computed by applying the statutory Federal income tax rate to such income are as follows:

                                                Pre-Tax Income
                                        ____________________________
                                           1999      1998     1997
  ==================================================================
  Computed "expected" tax expense.......$(13,051)  $19,596  $40,637
  Effect of foreign income taxes........ (10,890)   (9,009)   5,261
  U.S. taxes on foreign income,
     net of tax credits.................   4,539     7,003      958
  Operating loss carryforwards, net.....  12,666     1,152   (2,779)
  Tax benefits derived from
     Foreign Sales Corporations.........  (1,294)   (1,504)  (1,624)
  Permanent items.......................    (893)   (2,513)   1,610
                                        ____________________________
  Actual tax expense (benefits).........$ (8,923)  $14,725  $44,063
                                        ============================

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note M - Income Taxes (continued)
  ---------------------
      The long-term deferred tax liabilities (assets) are comprised of the following:


                                             1999          1998
  ================================================================
  Deferred tax liabilities:
    Fixed assets...........................$ 11,951     $ 13,254
    Foreign taxes..........................  14,977       15,311
    Other..................................   4,271        4,921
                                            _____________________
  Gross deferred tax liabilities...........  31,199       33,486
                                            _____________________
  Deferred tax assets:
    Foreign tax credits.................... (12,595)           -
    Tax loss carryforwards................. (17,637)     (13,149)
    Postretirement and other benefits...... (10,692)     (10,726)
    Currently non-deductible expenses......    (687)      (3,072)
    Other..................................  (1,531)      (1,305)
                                            _____________________
  Gross deferred tax assets................ (43,142)     (28,252)
  Valuation allowance......................  17,561       13,073
                                            _____________________
  Net deferred tax assets.................. (25,581)     (15,179)
                                            _____________________
  Net deferred tax liability...............$  5,618      $ 18,307
                                            =====================

      The net change in the valuation allowance for deferred tax assets was an increase of $4,488 and relates primarily to the utilization of tax loss carryforwards for which no benefit had been recognized in prior years.

  Note N - Employee Benefits
  --------------------------
  Effective July 1, 1998, the Company adopted SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits." The provisions of SFAS No. 132 revise employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of these plans. It standardizes the disclosure requirements for pensions and other postretirement benefits to the extent practicable.

  Retirement Benefits
  -------------------
  The Company adopted a Cash Balance Plan on July 1, 1996, that combined the retirement plan of the former Dibrell Defined Benefit Pension Plan and the profit-sharing plan of the former Monk-Austin. The Cash Balance Plan provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation. The Company also maintains an Excess Benefit Plan that provides individuals who participated in the former Dibrell Defined Benefit Pension Plan the difference between the benefits they could have potentially accrued under the Defined Benefit Pension Plan and the benefits that would have actually been paid as limited by regulations imposed by the Internal Revenue Code. The Company funds these plans in amounts consistent with the funding requirements of Federal Law and Regulations.
       Additional non-U.S. plans sponsored by certain tobacco subsidiaries cover substantially all of the full-time employees located in Greece, Italy, The Netherlands, Turkey and Zimbabwe.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note N - Employee Benefits (continued)
  --------------------------
  Retirement Benefits (continued)
      A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:

                                                1999       1998
  ===============================================================
  Change in Benefit Obligation
   Benefit obligation, beginning............$ 58,004     $ 51,416
   Service cost.............................   2,896        2,534
   Interest cost............................   3,994        3,834
   Actuarial loss/(gain)....................    (778)       4,214
   Acquisition..............................   1,895            -
   Discontinued operations..................  (4,581)           -
   Benefits paid............................  (5,046)      (3,994)
                                            ______________________
   Benefit obligation, ending...............$ 56,384     $ 58,004
                                            ======================

  Change in Plan Assets
   Fair value of plan assets, beginning.....$ 52,525     $ 44,457
   Actual return on plan assets.............   5,805        9,259
   Company contribution.....................   1,705        2,803
   Acquisition..............................   1,687            -
   Benefits paid............................  (5,046)      (3,994)
                                            ______________________
   Fair value of plan assets, ending........$ 56,676     $ 52,525
                                            ======================

  Funded status of plan.....................$    292     $ (5,479)
  Unrecognized actuarial (gain)/loss........ (13,540)      (9,823)
  Unrecognized prior service cost...........   4,902        5,076
  Unrecognized net transition obligation....  (1,180)      (1,485)
                                            ______________________
   Net amount recognized....................$ (9,526)    $(11,711)
                                            ======================

  Amounts Recognized in the Consolidated
  Balance Sheet Consist of:
   Prepaid benefit cost ....................$      -     $  1,621
   Accrued benefit liability................ (14,540)     (18,252)
   Intangible asset.........................   3,982        3,555
   Additional minimum pension liability.....   1,032        1,365
                                            _______________________
   Net amount recognized....................$ (9,526)    $(11,711)
                                            =======================

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note N - Employee Benefits (continued)
  --------------------------
  Retirement Benefits (continued)

      Net periodic pension costs included the following components:

                                         1999      1998      1997
  ==================================================================
  Service cost.........................$ 2,896   $ 2,534   $ 1,863
  Interest expense.....................  3,994     3,834     3,261
  Expected return on plan assets....... (4,512)   (3,690)   (3,289)
  Amortization of prior service cost...    584       743       523
  Amortization of transition amount....   (311)     (311)     (311)
  Actuarial (gain)/loss................   (286)     (350)     (338)
  Curtailment cost.....................     77         -         -
                                       _____________________________
  Net periodic pension cost............$ 2,442   $ 2,760   $ 1,709
                                       =============================

       For the U.S. plans, benefit obligations for the Retirement Plan and the Excess Benefit Plan were determined using assumed discount rates of 7.75% for 1999, 7.25% for 1998 and 8% for 1997. Assumed compensation increases were 4% for 1999, 1998 and 1997 for the Retirement Plan and for the Excess Benefit Plan. The assumed long-term rate of return on plan assets for all three years was 9% for the Retirement Plan and 8% for all three years for the Excess Benefit Plan. Plan assets consist principally of common stock and fixed income securities. For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice. No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.
       The projected benefit obligation, accumulated benefit obligation and fair value of plan assets for those plans in which the accumulated benefit obligation was in excess of plan assets were $20,671, $19,609 and $11,706, respectively, for 1999 and $15,049, $13,333 and $13,333, respectively, for 1998.
       During 1999, the plan assets and benefit obligation of a liquidated entity were merged into the Cash Balance Plan as of July 1, 1998. These amounts have been reflected as Acquisition amounts in the tables above. Also, under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," termination of three executive contracts under restructuring resulted in the recognition of $722 of net curtailment gains. This gain resulted from the net decrease in the Company's benefit obligation for one of its plans.
       The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States. The Company's contributions to the plan were $517 in 1999, $588 in 1998 and $546 in 1997.

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

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note N - Employee Benefits (continued)
  --------------------------
  Postretirement Health and Life Insurance Benefits (continued)
       A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:

                                                1999       1998
  ===============================================================
  Change in Benefit Obligation
   Benefit obligation, beginning............$ 14,145     $ 13,019
   Service cost.............................     334          340
   Interest cost............................   1,000        1,025
   Actuarial loss/(gain)....................    (870)         887
   Curtailment loss.........................     488            -
   Benefits paid............................    (911)      (1,126)
                                            ______________________
   Benefit obligation, ending...............$ 14,186     $ 14,145
                                            ======================

  Change in Plan Assets
   Fair value of plan assets, beginning.....$     69     $     69
   Actual return on plan assets.............     (75)           -
   Company contribution.....................     150            -
   Benefits paid............................     (55)           -
                                            ______________________
   Fair value of plan assets, ending........$     89     $     69
                                            ======================

  Funded status of plan.....................$(14,097)    $(14,076)
  Unrecognized actuarial (gain)/loss........  (3,229)      (2,929)
  Unrecognized prior service cost...........  (2,140)      (2,766)
                                             _____________________
  Net amount recognized.....................$(19,466)    $(19,771)
                                             =====================

  Amounts Recognized in the Statement of
  Financial Position Consist of:
   Prepaid benefit cost ....................$      -     $      -
   Accrued benefit liability................ (19,466)     (19,771)
   Intangible asset.........................       -            -
   Additional minimum pension liability.....       -            -
                                             _____________________
   Net amount recognized....................$(19,466)    $(19,771)
                                             =====================

       For measurement purposes, a 7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 1999. The rate was assumed to decrease gradually to 5.5% for 2002 and remain at that level thereafter.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note N - Employee Benefits (continued)
  --------------------------
  Postretirement Health and Life Insurance Benefits (continued)
       Net periodic benefit costs included the following components:

                                         1999       1998      1997
  =================================================================
  Service cost.........................$   334    $  340    $  315
  Interest expense.....................  1,000     1,025     1,093
  Expected return on plan assets.......     (4)       (4)       (3)
  Amortization of prior service cost...   (254)     (254)     (254)
  Actuarial (gain)/loss................    (98)     (157)     (169)
  Curtailment cost.....................   (372)        -         -
                                       ____________________________
  Net pension cost.....................$   606  $    950  $    982
                                       ============================

      Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

                                                      1-Percentage-      1-Percentage-
                                                     Point Increase     Point Decrease
  ======================================================================================
  Effect on total of service and interest
     cost components....................................$  66              $ (57)
  Effect on postretirement benefit obligation...........  488               (431)
                                                        _________________________________

      In 1999, under the provisions of SFAS No. 88, "Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits," the pre-65 retiree count increased as a result of restructuring which resulted in the recognition of $488 of curtailment loss. This loss resulted from the net increase in the Company's benefit obligation. This loss was offset by a decrease of $372 in the net periodic benefit cost for 1999 due to the advanced recognition of negative prior service costs bases. These amounts have been reflected in the tables above accordingly.
      The Company continues to evaluate ways to better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.
      Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements. There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system. For these foreign plans, the cash-basis cost of benefits charged to income was not material in 1999, 1998 and 1997.

  Note O - Segment Information
  ----------------------------
  Effective June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Disclosures for fiscal years 1998 and 1997 have been restated to conform to the current year presentation.
      The Company is principally engaged in the tobacco business. The Company buys leaf tobacco on the auction markets in Florida, Georgia, South Carolina, North Carolina, Virginia, Kentucky, Tennessee and Maryland for its customers. This tobacco is shipped to plants located in Virginia and North Carolina where it is processed, packed in hogsheads or cases and then stored until ordered shipped by its customers. DIMON is also engaged in buying, processing and exporting tobacco grown in Argentina, Brazil, China, Greece, Guatemala, India, Italy, Malawi, Mexico, Tanzania, Thailand, Turkey, Zimbabwe and other areas which is sold on the world markets. The Company's investee companies are located in Colombia and Malawi.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note O - Segment Information (continued)
  ----------------------------
       Due to the global environment in which DIMON operates, management utilizes regional reporting information for making operating decisions and assessing the Company's performance. These regions have been identified by the Company as reportable operating segments under SFAS
  131. The accounting policies of the segments are the same as those described in "Note A - Significant Accounting Policies."
       Summarized financial information concerning the Company's reportable operating segments is shown in the following tables. Operating segment information as to sales and other operating revenues is based on the origin of the product sold. Sales by customer location are based on the tobacco customer's delivery point. Long-lived assets and capital expenditures are classified based on the location of the asset.


                                             1999          1998           1997
  ===============================================================================
  Sales and Other Operating Revenues:
   United States....................... $  703,716     $  806,603     $  941,894
   Brazil..............................    294,009        436,648        444,784
   Asia................................    117,768        158,471        111,175
   Africa..............................    337,607        326,102        309,831
   Europe..............................    190,065        265,774        166,790
   Other...............................    172,058        178,205        151,265
                                       __________________________________________
                                        $1,815,223     $2,171,803     $2,125,739
                                       ==========================================

  Sales by Delivery Destination:
   North America....................... $  561,918     $  635,113     $  823,504
   Asia................................    378,973        453,140        394,439
   Europe..............................    669,769        817,859        689,609
   Other...............................    204,563        265,691        218,187
                                       __________________________________________
                                        $1,815,223     $2,171,803     $2,125,739
                                        =========================================

  Sales and other operating revenues to major customers:
       Of the 1999, 1998 and 1997 sales and other operating revenues, approximately 29%, 32% and 42%, respectively, were to various tobacco companies which management has reason to believe are now owned by or under the common control of two companies. (The following table summarizes the net sales to each customer for the periods indicated:)

  Customer A.............................$   269,535    $   437,231    $484,841
  Customer B.............................    249,654        269,356     401,396
                                         _______________________________________
                                         $   519,189    $   706,587    $886,237
                                         =======================================

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)


  Note O - Segment Information (continued)
  ----------------------------



                                          1999          1998           1997
  ===============================================================================
  Long-Lived Assets and Total Assets:
   United States.......................$    69,162    $   82,978   $     66,854
   Brazil..............................     56,268        63,027         84,345
   Africa..............................    120,162       113,939         89,997
   Europe..............................     31,513        32,195         33,125
   Other...............................     22,641        25,961         24,649
                                       _________________________________________
             Long-Lived Assets.........    299,746       318,100        298,970

   Long-lived assets discontinued
      operations.......................         -              -         33,782
   Current assets......................   922,500      1,208,890      1,371,479
   Investments and other assets........    32,322         39,027         50,160
   Intangible assets...................   194,669        209,586        210,464
   Deferred taxes and other
      deferred charges.................    22,053         21,875         22,748
                                       _________________________________________
             Total Assets..............$1,471,290     $1,797,478     $1,987,603
                                       =========================================
  Capital Expenditures:
   United States.......................$    8,038     $   24,969     $   12,404
   Brazil..............................     1,800          4,097          2,680
   Africa..............................    14,532         24,431         36,187
   Europe..............................     3,890          1,756          2,423
   Other...............................     3,896          5,915          1,098
                                       _________________________________________
                                       $   32,156     $   61,168     $   54,792
                                       =========================================

  Note P - Foreign Currency Translation
  -------------------------------------
  The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with FASB Statement No. 52, "Foreign Currency Translation." Under that Statement, all asset and liability accounts are translated at the current exchange rate, and income statement items are translated at the average exchange rate for each quarter; resulting translation adjustments, net of deferred taxes, are made directly to a separate component of stockholders' equity. Transaction adjustments, however, are made in the Statement of Consolidated Income. These include realized exchange adjustments relating to assets and liabilities denominated in foreign currencies. Financial statements of entities located in highly inflationary economies are remeasured in U.S. dollars. The remeasurement of and subsequent transaction adjustments are also made in the Statements of Consolidated Income and Comprehensive Income.
      For 1999 the transaction loss was $1,187, which is related to 12 countries located primarily in Africa and Europe, offset partially by gains in Brazil and Zimbabwe.
      In 1998, the transaction gain was $221 related primarily to gains in Thailand, Malawi and Zimbabwe, offset partially by losses in Brazil and Greece. The transaction adjustment in 1997 was a gain of $3,655 related primarily to Brazil.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note Q - Contingencies and Other Information
  --------------------------------------------
  On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through June 30, 1999, of $11,158, after the recent devaluation of the Brazilian currency but before related tax benefits for all assessed interest. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest through June 30, 1999, of $10,733, after the recent devaluation of the Brazilian currency but before related tax benefits for all assessed interest. During fiscal year ended June 30, 1998, the Company had $22,793 of assessments reversed in its favor. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.
      The Company and certain subsidiaries had available letters of credit of $98,950 at June 30, 1999, of which $49,149 was outstanding. These letters of credit represent, generally, performance guarantees issued in connection with purchases and sales of domestic and foreign tobacco.
      The Company is guarantor as to certain lines and letters of credit of affiliated companies in an amount not to exceed approximately $5,006. There was approximately $59 outstanding under these guarantees at June 30, 1999.
      The Company's foreign subsidiaries have guaranteed certain loans made by Brazilian banks to local farmers. There was approximately $34,521 outstanding under these guarantees at June 30, 1999.
      The Company enters into forward exchange contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. The Company entered into a forward exchange contract to purchase pounds sterling as needed on a monthly basis throughout fiscal 2000 to fund the operations of the administrative office in Camberley, U.K. The Company believes that the exchange rate exposure of this contract is immaterial.
      The Company's other off balance sheet risks are not material.
      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. These estimates may change with future events.

            -------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)



  Note R - Selected Quarterly Financial Data (Unaudited)
  ------------------------------------------
  Summarized quarterly financial information is as follows:

                               First       Second        Third        Fourth      Fiscal
                              Quarter      Quarter      Quarter      Quarter       Year
  ____________________________________________________________________________________________
  1999
  ----
  Sales and Other Operating
    Revenue...................$384,165     $595,114     $485,377     $ 350,567     $1,815,223
  Gross Profit................  38,468       29,888       39,086        49,797        157,239
  Income (loss) from
    Continuing Operations.....  (8,635)      (8,695)     (22,996)(3)    11,948(3)     (28,378)
  Discontinued Operation......  22,912 (2)        -            -             -         22,912
  Per Share of Common Stock:
  Diluted Earnings (1)........     .32 *       (.20) *      (.52) *        .27           (.12)*
  Cash Dividends per Share....     .17          .09          .09           .05            .40
  Market Price - High.........   12.31        13.50         7.94          6.50          13.50
               - Low..........    8.69         6.56         3.81          3.25           3.25
                              _________________________________________________________________
  1998
  ----
  Sales and Other Operating
    Revenue...................$439,185     $591,827     $627,721      $513,070     $2,171,803
  Gross Profit................  82,901       58,802       61,228        57,029        259,960
  Income from
    Continuing Operations.....  20,847       10,580        8,274         2,128         41,829
  Income (loss) from
    Discontinued Operations...    (396)         359        2,368          (511)         1,820
  Per Share of Common Stock:
  Diluted Earnings (1)........     .44          .25          .24           .04*           .98*
  Cash Dividends per Share....     .15          .17          .17           .17            .66
  Market Price - High.........   26.50        26.43        26.31         16.81          26.50
               - Low..........   21.50        23.25        15.56         10.50          10.50
                              _________________________________________________________________
  (1) Does not add due to rounding.
  (2) Includes $23,753 gain on disposal, net of tax, of discontinued business.
  (3) Includes charges in Quarter 3 of $15,910 and Quarter 4 of $2,674 for restructuring and other asset impairment charges and recovery in Quarter 4 from the litigation settlement of $9,979, net of tax.

  *  Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings per share.

  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ------------------------------------------------
            ACCOUNTING AND FINANCIAL DISCLOSURE-
            ------------------------------------

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


  ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            ---------------------------------------------------
            MANAGEMENT
            ----------

  The information contained in the Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference thereto.


  ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
            ----------------------------------------------

  Inapplicable.

                               PART IV

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ----------------------------------------------------
            ON FORM 8-K
            -----------

  (a)  (1) and (2)


       LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES
       --------------------------------------------------------------
       Statements of Consolidated Income and Comprehensive Income
          --Years ended June 30, 1999, 1998 and 1997
       Consolidated Balance Sheet--June 30, 1999 and 1998
       Statement of Stockholders' Equity--Years ended June 30, 1999,
          1998 and 1997
       Statement of Consolidated Cash Flows--Years ended June 30, 1999,
          1998 and 1997
       Notes to Consolidated Financial Statements

       Financial Statement Schedules:
       Schedule II - Valuation and Qualifying Accounts
       Report of PricewaterhouseCoopers LLP

  (b)  Current Reports on Form 8-K - None

  (c)  Exhibits

       The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

       3.01 Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated's Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated's Registration Statement on Form S-4 (file 33-89780))

       3.02  Amended and Restated By-Laws, as amended, of DIMON
             Incorporated effective May 17, 1999 (filed herewith)

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

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ----------------------------------------------------
            ON FORM 8-K (continued)
            -----------

  (c)  Exhibits (continued)

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

      10.08 Form of 1995 Declaration of Amendment to Long-Term Stock Investment Plan for Key Employees of Monk-Austin, Inc. (incorporated herein by reference to Exhibit 10.8 to DIMON Incorporated's Registration Statement on Form S-4 (File No. 33-89780))

      10.09 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Albert C. Monk III (incorporated by reference to Exhibit 10.1 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ----------------------------------------------------
            ON FORM 8-K (continued)
            -----------


  (c) Exhibits (continued)

      10.10 Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Albert C. Monk III (filed herewith)

      10.11 Second Amendment to Employment Agreement, dated August 5, 1999, between DIMON Incorporated and Albert C. Monk III (filed herewith)

      10.12 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.1 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

      10.13 Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr. (filed herewith)

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

      10.17 Non-Competition Agreements, dated as of April 1, 1997, by and between Intabex S.A. (Zug) and Folium Inc. (incorporated by reference herein to Exhibit 10.3 and 10.7 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

      10.18 Registration Rights Agreement, dated as of April 1, 1997, by and between DIMON Incorporated, Tabacalera S.A., Folium Inc. and Leaf Management Investments Ltd. (incorporated by reference herein to Exhibit 10.4 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

      10.19 Consulting Agreement, dated April 1, 1997, by and between Intabex S.A. (Zug) and Anthony C.B. Taberer (terminated September 23, 1998) (incorporated by reference herein to Exhibit 10.5) to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ----------------------------------------------------
            ON FORM 8-K (continued)
            -----------


  (c) Exhibits (continued)

      10.20 Asset Purchase Agreement, dated as of February 14, 1997, by and between Dibrell Brothers Zimbabwe (Private) Limited and Tabex (Private) Limited (incorporated by reference herein to Exhibit 10.6 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

      10.21  Employment Agreement dated January 3, 1997, with
             Brian J. Harker (incorporated by reference to
             Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 14, 1997)

      10.22  First Amendment to Employment Agreement, dated April
             22, 1999, between DIMON Incorporated and Brian J. Harker (filed herewith)

      10.23 Employment Agreement, dated July 1, 1994, between Monk-Austin International, Inc. and Larry R. Corbett
             (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994) (filed herewith)

      10.24  Amendment to Employment Agreement, dated August 10,
             1995, between DIMON International, Inc. and
             Larry R. Corbett (filed herewith)

      10.25 Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective
             January 1, 1997 (incorporated by reference to
             Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1998)

      10.26  $300,000,000 Credit Agreement dated as of
             June 29, 1999, among the Company, the lenders named therein, NationsBank, N.A. as Administrative Agent, Banc of America Securities LLC as Lead Arranger, First Union National Bank as Syndication Agent and Cooperative Central Raiffeisen-Boerenleenbank B.A., "Rabobank International," New York Branch as Managing Agent (filed herewith)

      10.27 First Amendment to Credit Agreement, dated as of September 1, 1999, (the "Amendment"), is by and among DIMON Incorporated, a Virginia corporation (the "Borrower"), the several lenders identified on the signature pages hereto (the "Lenders"), Bank of America, N.A., formerly NationsBank,
             N.A., as administrative agent for the ("FUNB"), as syndication agent for the Lenders (in such capacity, the "Syndication Agent"), and
             Cooperatieve Centrale Raiffeisen-Boerenleenbank
             B.A. and "Rabobank International" ("Rabobank"), as managing agent for the Lenders (in such capacity, the "Managing Agent") (filed herewith)

      10.28  DIMON Incorporated Directors' Stock Plan
             (filed herewith)

      10.29 Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer,
             Paul A.B. Taberer, and Charles M.B. Taberer
             (filed herewith)

  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
            ----------------------------------------------------
            ON FORM 8-K (continued)
            -----------


  (c) Exhibits (continued)

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


                                              SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

                                                   DIMON INCORPORATED AND SUBSIDIARIES

                                                            PERIODS ENDED JUNE 30


 _________________________________________________________________________________________________________________________________
:            COL. A                :      COL. B       :                 COL. C              :     COL. D      :      COL. E      :
:                                  :                   :               ADDITIONS             :                 :                  :
:                                  :    Balance at     :      (1)           :        (2)     :                 :    Balance at    :
:         DESCRIPTION              :     Beginning     :   Charged to       :   Charged to   :    Deductions   :      End of      :
:                                  :     of Period     :      Costs         : Other Accounts :    -Describe    :      Period      :
:                                  :                   :       and          :   -Describe    :                 :                  :
:                                  :                   :    Expenses        :                :                 :                  :
:__________________________________:___________________:____________________:________________:_________________:__________________:


Year ended June 30, 1997
  Deducted from asset accounts:
    Allowance for doubtful accounts     $ 6,558,151       $   88,892(B)         $      -        $  744,744(A)       $ 5,902,299
    Other investments                             -                -                   -                 -                    -
                                        ___________       __________            _________       __________          ___________
      Total                             $ 6,558,151       $   88,892            $      -        $  744,744          $ 5,902,299
                                        ===========       ==========            =========       ==========          ===========

Year ended June 30, 1998:
  Deducted from asset accounts:
     Allowance for doubtful accounts    $ 5,902,299       $    5,604            $      -        $3,108,682(B)       $ 2,799,221
     Other Investments                            -                -                   -                 -                    -
                                        ___________       __________            ________        __________          ___________
      Total                             $ 5,902,299       $    5,604            $      -        $3,108,682          $ 2,799,221
                                          ===========     ==========            ========        ==========          ===========

Year ended June 30, 1999:
Deducted from asset accounts:
     Allowance for doubtful accounts    $ 2,799,221       $  954,178            $      -        $   46,298(A)       $ 3,799,697
     Other Investments                            -                -                   -                 -                    -
                                        ___________       __________            ________        __________          ___________
      Total                             $ 2,799,221       $  954,178            $      -        $   46,298          $ 3,799,697
                                        ===========       ==========            ========        ==========          ===========


(A)  CURRENCY TRANSLATION AND DIRECT WRITE-OFF.
(B)  CURRENCY TRANSLATION AND DIRECT WRITE-OFF, NET OF DISCONTINUED OPERATIONS.

               Report of Independent Accountants






  To the Board of Directors and Shareholders of DIMON Incorporated


  In our opinion, the consolidated financial statements appearing under
  Item 14(a)(1) and Item 14(a)(2), present fairly, in all material respects, the financial position of DIMON Incorporated and its subsidiaries at June 30, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 1999 in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedules appearing under Item 14(a)(1) and Item 14(a)(2), present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



  /s/  PricewaterhouseCoopers LLP
  Charlotte, North Carolina
  September 27, 1999

                              SIGNATURES



  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 27, 1999.


  DIMON INCORPORATED (Registrant)
                                      /s/  Brian J. Harker
                                   By____________________________________
                                   Brian J. Harker
                                   President and Chief Executive Officer

  Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 27, 1999.

   /s/  Brian J. Harker                            /s/ Norman A. Scher
   _____________________________                   ________________________________
   Brian J. Harker                                 Norman A. Scher
     President and Chief Executive Officer,          Director of DIMON Incorporated
     Director of DIMON Incorporated

   /s/ Joseph L. Lanier, Jr.                       /s/ Henry F. Frigon
   _____________________________                   ________________________________
   Joseph L. Lanier, Jr.                           Henry F. Frigon
     Non-Executive Chairman of the                   Director of DIMON Incorporated
     Board of DIMON Incorporated
                                                   /s/ John M. Hines
   /s/ Louis N. Dibrell, III                       ________________________________
                John M. Hines                      John M. Hines
   __________________________________                Director of DIMON Incorporated
   Louis N. Dibrell, III
     Director of DIMON Incorporated                /s/ R. Stuart Dickson
                                                   ________________________________
   /s/  Albert C. Monk III                         R. Stuart Dickson
   __________________________________                Director of DIMON Incorporated
   Albert C. Monk III
     Vice Chairman of the Board of                 /s/ William R. Slee
     DIMON Incorporated                            ________________________________
                                                   William R. Slee
   /s/ Robert T. Monk, Jr.                           Director of DIMON Incorporated
   _________________________________
   Robert T. Monk, Jr.                             /s/ Jerry L. Parker
     Director of DIMON Incorporated                ________________________________
                                                   Jerry L. Parker
   /s/ Thomas F. Keller                              Senior Vice President-Controller (Principal
   __________________________________                Accounting Officer) of DIMON Incorporated
   Thomas F. Keller
     Director of DIMON Incorporated

   /s/ James E. Johnson, Jr.
   __________________________________
   James E. Johnson, Jr.
     Director of DIMON Incorporated

                                   EXHIBIT INDEX


  Exhibit                                                                 Page No.
  -------                                                                 --------
    3.01 Amended and Restated Articles of Incorporation of
         DIMON Incorporated (incorporated by reference to
         Appendix VII to DIMON Incorporated's Joint
         Proxy Statement filed pursuant to Rule 424(b) in
         connection with DIMON Incorporated's Registration
         Statement on Form S-4 (file 33-89780))

    3.02 Amended and Restated By-Laws, as amended,                           68 - 81
         of DIMON Incorporated effective May 17, 1999
         (filed herewith)

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

                                   EXHIBIT INDEX


  Exhibit                                                                 Page No.
  -------                                                                 --------

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

   10.09 Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and
          Albert C. Monk, III (incorporated by reference to
          Exhibit 10.1 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended
          December 31, 1994) (filed herewith)

   10.10  Amendment to Employment Agreement, dated                         82 - 83
          August 10, 1995, between DIMON International, Inc.
          and Albert C. Monk III (filed herewith)

   10.11  Second Amendment to Employment Agreement,                        84 - 85
          dated August 5, 1999, between DIMON Incorporated
          and Albert C. Monk III (filed herewith)

                                   EXHIBIT INDEX


  Exhibit                                                                 Page No.
  -------                                                                 --------

   10.12 Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and Claude B. Owen, Jr.
         (incorporated by reference to Exhibit 10.1 to Dibrell
         Brothers, Incorporated's Quarterly Report on
         Form 10-Q for the quarter ended December 31, 1994)

   10.13 Early Retirement Agreement, dated May 17, 1999,                   86 - 89
         between DIMON Incorporated and
         Claude B. Owen, Jr. (filed herewith)

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
         Investments Ltd. (incorporated by reference herein to Exhibit 10.4 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

                                   EXHIBIT INDEX


  Exhibit                                                                 Page No.
  -------                                                                 --------

   10.19 Consulting Agreement, dated April 1, 1997, by and between Intabex S.A. (Zug) and Anthony C.B. Taberer (terminated
         September 23, 1998) (incorporated by reference herein to Exhibit 10.5) to DIMON Incorporated's
         Current Report on Form 8-K dated April 16, 1997)

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
         February 14, 1997)

   10.22 First Amendment to Employment Agreement,                          90 - 91
         dated April 22, 1999, between DIMON Incorporated
         and Brian J. Harker (filed herewith)

   10.23 Employment Agreement, dated July 1, 1994, between                 92 - 107
         Monk-Austin International, Inc. and Larry R. Corbett
         (incorporated by reference to Exhibit 10.7 to
         Monk-Austin, Inc.'s Quarterly Report on Form 10-Q
         for the quarter ended December 31, 1994)
         (filed herewith)

   10.24 Amendment to Employment Agreement, dated                         108 - 109
         August 10, 1995, between DIMON International, Inc.
         and Larry R. Corbett (filed herewith)

   10.25 Amended DIMON Incorporated Supplemental
         Retirement Plan dated July 30, 1998 and effective
         January 1, 1997 (incorporated by reference to
         Exhibit 10.22 to DIMON Incorporated's Annual
         Report on Form 10-K for the year ended June 30, 1998)

   10.26 $300,000,000 Credit Agreement dated as of                        110 - 203
         June 29, 1999, among the Company, the lenders
         named therein, NationsBank, N.A. as
         Administrative Agent, Banc of America
         Securities LLC as Lead Arranger, First Union
         National Bank as Syndication Agent and
         Cooperative Central Raiffeisen-Boerenleenbank B.A.,
         "Rabobank International," New York Branch as
         Managing Agent (filed herewith)

                                   EXHIBIT INDEX


  Exhibit                                                                 Page No.
  -------                                                                 --------

   10.27 First Amendment to Credit Agreement, dated as of                 204 - 209
         September 1, 1999, (the "Amendment"), is by and among
         DIMON Incorporated, a Virginia corporation
         (the "Borrower"), the several lenders identified on the
         signature pages hereto (the "Lenders"), Bank of
         America, N.A., formerly NationsBank, N.A., as
         administrative agent for the ("FUNB"), as syndication
         agent for the Lenders (in such capacity, the "Syndication
         Agent"), and Cooperatieve Centrale Raiffeisen-
         Boerenleenbank B.A. and "Rabobank International"
         ("Rabobank"), as managing agent for the Lenders
         (in such capacity, the "Managing Agent") (filed herewith)

   10.28 DIMON Incorporated Directors' Stock Plan                         210 - 224
         (filed herewith)

   10.29 Settlement Agreement, dated May 24, 1999, between                225 - 251
         DIMON Incorporated and Tabex (Private) Limited,
         Folium Inc., Blair Investments (Private) Limited,
         Tabacalera S.A., Anthony C. B. Taberer,
         Paul A.B. Taberer, and Charles M.B. Taberer
         (filed herewith)

   21    List of Subsidiaries (filed herewith)                               252

   23.1  Consent of PricewaterhouseCoopers LLP                               253
         (filed herewith)

   23.2  Consent of PricewaterhouseCoopers LLP                               254
         (filed herewith)

   27    Financial Data Schedule (filed herewith)                            255