Form 10-K/A
period 1999-06-30
DIMON INC
filed 1999-10-05
CIK 939930

SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-K/A2


    X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
  _____  SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.
                 Yes  X                     No _____
                    _____

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

       DIMON Incorporated ("DIMON") is amending its annual report on Form 10-K filed September 28, 1999 by replacing Note K in
  Item 8 with the following text, amending the description of DIMON's Directors' Stock Plan and correcting a typographical error in DIMON's Form 10-K/A1 filed October 4, 1999.

  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
          -------------------------------------------------------
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  DIMON Incorporated and Subsidiaries
  (in thousands)

  Note K - Stock Incentive Plan
  -----------------------------
  At the 1995 Special Meeting of Stockholders, shareholders approved the DIMON Incorporated Omnibus Stock Incentive Plan (the Incentive Plan).
       The Incentive Plan authorizes the issuance of up to 2 million shares of common stock (subject to increase annually by 3% of the number of shares of common stock issued during such year, other than pursuant to the Incentive Plan). The Incentive Plan authorizes the issuance of various stock incentives to key employees of the Company or any subsidiary, including nonqualified or incentive stock options, stock appreciation rights and shares of restricted stock.
       Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by a committee composed of independent directors (the Committee). Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants. SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant. Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. As of June 30, 1999, no restricted stock had been awarded under the Incentive Plan.
  No awards may be granted under the Incentive Plan after February 8, 2005.
       The options and SARs become exercisable on various dates as originally determined for the grants assumed by DIMON. Under the Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable.
       At the 1998 Annual Stockholders' Meeting, shareholders approved the DIMON Incorporated Directors' Stock Plan (the "Directors' Plan") , which replaced the existing Nonemployee Directors' Stock Option Plan effective January 1, 1999. The Directors' Plan is administered by the Executive Committee of the Board of Directors, with all grants approved by the Board. The Directors' Plan authorizes the grant of common stock, performance shares and options to purchase common stock to any director who is not an employee of the Company (or any subsidiary) and any person who provides services to the Company (or any subsidiary) in a capacity other than as an employee if the Executive
  Committee, with the approval of the Board, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of the Company. The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors' Plan is 70 thousand shares. Options granted under the Directors' Plan are immediately exercisable. As of June 30, 1999, options to purchase 25 thousand shares had been granted under the Directors' Plan and options to purchase 27 thousand shares had been granted under the Nonemployee Directors' Stock Option Plan.
       The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $2,816 credit to income in 1998 and a $2,142 charge to income in 1997 arising from adjustments in fair market values of the SARs.
       As permitted by SFAS No. 123, the Company has elected to continue to account for stock-based compensation in accordance with APB No. 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and per share amounts based on fair value would have been reduced to the unaudited pro forma amounts indicated in the table below
  (in thousands, except per share data):

  -----------------------------



                                                  1999        1998       1997
  =============================================================================
  Net income (loss) as reported...............$ (5,466)     $43,649     $77,173
  Net income (loss) Pro Forma.................  (7,515)      41,603      76,185
  Earnings per share, basic as reported.......    (.12)         .98        1.80
  Earnings per share, basic Pro Forma.........    (.16)         .93        1.77


       Information with respect to options and SARs follows:

                                                  1999        1998       1997
  ===============================================================================
  Options and SARs outstanding
    at beginning of year...................... $2,039       $ 1,854     $ 1,804
  Options and SARs granted....................    751           455         436
  Options and SARs exercised..................      -          (237)       (263)
  Options and SARs cancelled..................    (85)          (33)       (123)
                                              ___________________________________
  Options and SARs  outstanding
    at end of year............................  2,705         2,039       1,854
                                              ===================================
  SARs included as outstanding at
    end of year...............................    496           417         407
                                              ===================================
  Options available for future grants
    at end of year............................    216           857         822
                                              ===================================
  Options and SARs exercisable
    at end of year............................  1,161           830         833
                                              ===================================
  Option and SAR market prices per share:
    Date of grant(at lowest market price)..... $ 5.50        $22.31      $18.13
                 (at highest market price)....   9.25         23.38       20.88
     Exercised (at lowest market price).......      -         21.25       19.00
               (at highest market price)......      -         26.38       26.75
     Cancelled (at lowest market price).......   9.25         11.25       19.25
               (at highest market price)......  22.31         25.94       26.50


       Weighted average option exercise price information for the years 1999, 1998 and 1997 follows:

                                                  1999        1998       1997
  =============================================================================
  Outstanding at July 1....................... $18.16        $16.87      $16.46
  Granted during the year.....................   7.53         22.33       18.17
  Exercised during the year...................      -         25.10       23.97
  Outstanding at June 30......................  15.40         18.16       16.87
  Exercisable at June 30......................  16.65         16.52       17.53

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
                          =====        =====

       The weighted average fair value at date of grant for options granted during 1999 and 1998 was $3.16 and $10.07 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:


  Black-Scholes Assumptions                      1999         1998
  ___________________________________________________________________

       Expected Life in Years................     10            10
       Interest Rate.........................   5.26%        6.49%
       Volatility............................   10.5%        31.0%
       Dividend Yield........................   5.98%        2.70%

                         SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 5, 1999.

                                DIMON INCORPORATED (Registrant)


                                By  /s/  Brian J. Harker
                                    ----------------------------
                                    Brian J. Harker
                                    President and
                                    Chief Executive Officer