Form 10-Q
period 1999-09-30
DIMON INC
filed 1999-11-10
CIK 939930

Page 1 of 15
Page 14 - Exhibit Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	November 4, 1999
NO par value	44,525,004

DIMON Incorporated and Subsidiaries

INDEX

PAGE NO.
_________

Part I. Financial Information:

Consolidated Balance Sheet - September 30, 1999
and June 30, 1999.....................................................................................	3 - 4

Statement of Consolidated Income - Three Months Ended
September 30, 1999 and 1998.......................................................................	5

Statement of Consolidated Cash Flows - Three
Months Ended September 30, 1999 and 1998.....................................................	6

Notes to Consolidated Financial Statements......................................................	7 - 9

Management's Discussion and Analysis
of Financial Condition and Results of Operations................................................	10 - 12

Part II. Other Information...........................................................................	12

-2-

Part I. Financial Information
Item 1. Financial Statements

DIMON Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEET

	September 30
	1999	June 30
	(Unaudited)	1999
(in thousands)	_______________________________
ASSETS
Current assets
Cash and cash equivalents............................................................	$ 21,867	$ 21,451
Notes receivable.........................................................................	5,127	4,744
Trade receivables, net of allowances.............................................	242,007	295,593
Inventories:
Tobacco...............................................................................	649,722	417,620
Other...................................................................................	17,076	23,059
Advances on purchases of tobacco................................................	117,548	130,855
Current deferred and recoverable income taxes...............................	16,912	9,851
Prepaid expenses and other assets.................................................	11,951	19,327
	_______________________________
Total current assets...............................................................	1,082,210	922,500
	_______________________________

Investments and other assets
Equity in net assets of investee companies......................................	3,275	6,119
Other investments.......................................................................	11,606	11,740
Notes receivable.........................................................................	11,764	7,404
Other........................................................................................	7,606	7,059
	_______________________________
	34,251	32,322
	_______________________________

Intangible assets
Excess of cost over related net assets of
businesses.............................................................................	169,995	171,596
Production and supply contracts....................................................	17,962	19,091
Pension asset..............................................................................	3,982	3,982
	_______________________________
	191,939	194,669

Property, plant and equipment
Land.........................................................................................	19,283	19,772
Buildings...................................................................................	174,360	180,621
Machinery and equipment............................................................	195,237	208,498
Allowances for depreciation.........................................................	(101,780)	(109,145)
	_______________________________
	287,100	299,746
	_______________________________

Deferred taxes and other deferred charges.........................................	29,006	22,053
	_______________________________
	$1,624,506	$1,471,290
	_______________________________
	_______________________________

See notes to consolidated financial statements

-3-

DIMON Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEET

			September 30
			1999	June 30
			(Unaudited)	1999
(in thousands)			_______________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks................................................................			$ 305,545	$ 297,376
Accounts payable:
Trade...................................................................................			96,706	70,988
Officers and employees...........................................................			5,650	6,135
Other....................................................................................			11,056	17,046
Advances from customers............................................................			161,269	33,342
Accrued expenses.......................................................................			45,222	44,695
Income taxes..............................................................................			-	2,277
Long-term debt current................................................................			8,380	7,039
			_______________________________
Total current liabilities..............................................................			633,828	478,898
			_______________________________
Long-term debt
Revolving Credit Notes and Other..............................................			335,662	333,180
Convertible Subordinated Debentures.........................................			73,328	73,328
Senior Notes...........................................................................			125,000	125,000
			_______________________________
			533,990	531,508
			_______________________________
Deferred credits:
Income taxes...........................................................................			32,050	24,033
Compensation and other benefits................................................			39,107	39,786
			_______________________________
			71,157	63,819
			_______________________________
Minority interest in subsidiaries........................................................			528	526

			_______________________________
Commitments and contingencies.......................................................			-	-
			_______________________________
Stockholders' equity
Preferred Stock--no par value:	Sept. 30	Jun. 30
Authorized shares...................	10,000	10,000
Issued shares..........................	-	-	-	-
Common Stock--no par value:	Sept. 30	Jun. 30
Authorized shares...................	125,000	125,000
Issued shares..........................	44,525	44,525	182,143	182,143

Retained earnings.....................................................................			209,481	220,540
Accumulated other comprehensive income...................................			(6,621)	(6,144)
			_______________________________
			385,003	396,539
			_______________________________
			$1,624,506	$1,471,290
			_______________________________
			_______________________________

-4-

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended September 30, 1999 and 1998
(Unaudited)

	September 30	September 30
(in thousands, except per share amounts)	1999	1998
	______________________________
Sales and other operating revenues...................................................	$229,284	$384,165
Cost of goods and services sold........................................................	201,399	345,697
	______________________________
Gross profit...................................................................................	27,885	38,468
Selling, administrative and general expenses......................................	24,948	29,974
	______________________________
Operating income..........................................................................	2,937	8,494

Interest expense.............................................................................	14,177	19,225
	______________________________
Loss from continuing operations before income taxes,
equity in net loss of investee companies and
discontinued operations...............................................................	(11,240)	(10,731)
Income taxes (benefit).....................................................................	(2,585)	(2,146)
	______________________________
Loss from continuing operations before
equity in net loss of investee companies and
discontinued operations...............................................................	(8,655)	(8,585)

Equity in net loss of investee
companies, net of income taxes.....................................................	(177)	(50)
	______________________________
Loss from continuing operations.......................................................	(8,832)	(8,635)
Discontinued business:
Loss from operations, net of $761 tax benefits...............................	-	(841)
Gain on disposal, net of $4,288 tax...............................................	-	23,753
	______________________________
NET INCOME (LOSS)...................................................................	$ (8,832)	$ 14,277
	______________________________
	______________________________

Basic Earnings Per Share
Loss from continuing operations...................................................	$(.20)	$(.19)
Discontinued operations...............................................................	-	.51
	______________________________
Net Income (Loss).........................................................................	$(.20)	$ .32
	______________________________
	______________________________

Diluted Earnings Per Share
Loss from continuing operations...................................................	$(.20)	$(.19)
Discontinued operations..............................................................	-	.51
	______________________________
Net Income (Loss).........................................................................	$(.20	)* $ .32 *
	______________________________
	______________________________

Average number of shares outstanding:
Basic.........................................................................................	44,525	44,525
Diluted......................................................................................	44,525 *	44,544 *

Cash dividends per share.................................................................	$ .05	$.17
	______________________________
	______________________________

*		Assumed conversion of Convertible Debentures and shares applicable to stock options (1999) at the beginning of the period has an antidilutive effect on earnings per share.
-5-

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED CASH FLOWS
Three Months Ended September 30, 1999 and 1998
(Unaudited)

	September 30	September 30
(in thousand)	1999	1998
	_____________________________
Operating activities
Net Income (Loss)......................................................................	$ (8,832)	$ 14,277
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization...................................................	9,927	10,599
Deferred items........................................................................	1,554	154
Loss on foreign currency transactions.........................................	813	1,188
Gain on disposition of fixed assets..............................................	(75)	(601)
Change in discontinued operations.............................................	-	1,023
Gain on disposition of discontinued operations.............................	-	(23,753)
Undistributed loss of investees...................................................	177	50
Bad debt expense.....................................................................	12	202
Decrease in accounts receivable.................................................	55,046	9,795
Increase in inventories and advances on purchases
of tobacco............................................................................	(210,320)	(171,737)
Decrease (increase) in recoverable taxes......................................	(6,797)	1,437
Decrease in prepaid expenses....................................................	7,297	6,082
Increase in accounts payable and accrued expenses.......................	19,133	8,014
Increase in advances from customers..........................................	129,641	168,352
Decrease in income taxes..........................................................	(5,011)	(4,960)
Other.....................................................................................	(15)	45
	______________________________
Net cash provided (used) by operating activities...........................	(7,450)	20,167
	______________________________
Investing activities
Purchase of property and equipment...........................................	(946)	(13,167)
Proceeds from sale of property and equipment.............................	1,746	1,444
Payments received (advances) on notes receivable and
receivable from investees.......................................................	184	(3,684)
Payments received for other investments
and other assets....................................................................	3,229	451
	______________________________
Net cash provided (used) by investing activities...........................	4,213	(14,956)
	______________________________
Financing activities
Net change in short-term borrowings..........................................	(90,354)	41,759
Proceeds from long-term borrowings..........................................	103,000	22
Repayment of long-term borrowings...........................................	(6,156)	(5,667)
Cash dividends paid to DIMON Incorporated stockholders............	(2,226)	(7,569)
	______________________________
Net cash provided by financing activities.....................................	4,264	28,545
	______________________________
Effect of exchange rate changes on cash............................................	(795)	443
	______________________________
Increase in cash and cash equivalents................................................	232	34,199
Cash from previously unconsolidated subsidiaries...............................	184	-
Cash and cash equivalents at beginning of year...................................	21,451	18,729
	______________________________
Cash and cash equivalents at end of period..................................	$ 21,867	$ 52,928
	______________________________
	______________________________

See Note 7 to consolidated financial statements for a description of a significant non-cash transaction.
-6-

DIMON Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basic earnings per share is computed by dividing earnings by the weighted average number of shares outstanding during each period. The diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures during the periods presented were converted into Common Stock at the beginning of the reporting period, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options.

The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:

	September 30	September 30
(in thousands, except per share amounts)	1999	1998
	_____________________________________
Basic Earnings Per Share
Loss from continuing operations...................................................	$(8,832)	$ (8,635)
Discontinued operations..............................................................	-	22,912
	_____________________________________
Net Income (Loss).....................................................................	$ (8,832)	$14,277
	_____________________________________
	_____________________________________
Shares
Weighted Average Shares Outstanding...........................................	44,525	44,525
	_____________________________________
	_____________________________________
Basic Earnings Per Share
Loss from continuing operations...................................................	$ (.20)	$(.19)
Discontinued operations..............................................................	-	.51
	_____________________________________
Net Income (Loss)................................................................	$(.20)	$ .32
	_____________________________________
	_____________________________________
Diluted Earnings Per Share
Loss from continuing operations...................................................	$(8,832)	$ (8,635)
Add after-tax interest expense applicable to 6.25% Convertible
Debentures issued April 1, 1997................................................	- *	-	*
	_____________________________________
Loss before discontinued operations..............................................	(8,832)	(8,635)
Discontinued operations...............................................................	-	22,912
	_____________________________________
Net Income (Loss) as Adjusted............................................... ........................	$(8,832)*	$14,227	*
	_____________________________________
	_____________________________________
Shares
Weighted average number of common shares outstanding.................	44,525	44,525
Shares applicable to stock options, net of shares assumed
to be purchased from proceeds at average market price................	- *	19
Assuming conversion of 6.25% Debentures at beginning of
each period...........................................................................	- *	-	*
	_____________________________________
Average Diluted Shares Outstanding..............................................	44,525 *	44,544	*
	_____________________________________
	_____________________________________
Diluted Earnings Per Share
Loss from continuing operations...................................................	$(.20 )*	$(.19	)*
Discontinued operations..............................................................	-	.51	*
	_____________________________________
Net Income (Loss) as Adjusted.....................................................	($.20 )*	$.32	*
	_____________________________________
	_____________________________________

*	Assumed conversion of Convertible Debentures and shares applicable to stock options (1999) at the beginning of the period has an antidilutive effect on earnings per share.
-7-

DIMON Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	The components of comprehensive income were as follows:

		Three Months Ended
		September 30
		______________________
	(in thousands)	1999	1998
		______________________
	Net income (loss).................................................................	$(8,832)	$14,277
	Increase (decrease) in Equity Currency Conversions.................	(477)	2,299
		______________________
	Total comprehensive income (loss).........................................	$(9,309)	$16,576
		______________________
		______________________

3.	Geographic information is as follows:
		Three Months Ended
		September 30
		______________________
	(in thousands)	1999	1998
		______________________
	Sales and Other Operating Revenues:
	United States...................................................................	$ 14,927	$ 84,243
	South America................................................................	63,720	113,460
	Asia...............................................................................	21,161	30,184
	Africa............................................................................	88,359	97,091
	Europe...........................................................................	31,963	35,563
	Other.............................................................................	9,154	23,624
		______________________
		$229,284	$384,165
		______________________
		______________________

	The geographic areas have changed from June 30, 1999 presentation by combining Brazil with other South American countries.

4.

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

5.

In 1995, the Company commenced various activities to restructure its worldwide operations. During fiscal years 1996 and 1997 the Company had additional restructuring charges. The reserve balances at June 30, 1999, of $6,807 relating to employee separations, are included in accrued expenses and deferred compensation and other benefits. Remaining cash outlays at June 30, 1999 are expected to total $4,107, of which approximately $999 will be expended in fiscal year 2000. Remaining amounts of the reserve relate primarily to the pension plan charge and other deferred compensation, which will be reduced as required for funding appropriate pension and other payments in future years.

	During the three months ended September 30, 1999, the Company paid out $339, principally for employee separations.

6.

In fiscal year 1999, the Company closed its processing plant in Kinston, North Carolina, adopted plans to close one of its processing plants in Brazil and to close one of its processing plants in Germany. Additionally, due to substantially smaller tobacco crops anticipated in 1999 and beyond, the Company reduced staffing in Farmville, North Carolina, and substantially downsized its leaf tobacco buying department in the United States. This restructuring resulted in pre-tax charges of $15,812, of which $10,695 was non-cash. Of the $4,009 reserve balance at June 30, 1999 relating to employee separations, the company expects to pay out $3,712 in fiscal year 2000.

DIMON Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	(Continued)

During the three months ended September 30, 1999, the Company paid out $1,395 for employee separations. The plant in Brazil was sold in July 1999, and the building in Kinston was sold in November 1999 and will be reflected in the second quarter of this fiscal year. Both sales were made at amounts substantially equal to values considered in the reserve for asset writedowns.

7.

On September 30, 1998, the Company finalized the sale of the flower operations, receiving approximately $66 million as a note. The buyer assumed $31 million of the debt of Florimex Worldwide. The Company recorded a gain on the sale of $23.8 million net of $4.3 million tax. On October 2, 1998, the Company collected the $66 million for payment of the note.

8.

On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through June 30, 1999, of $11,158, before related tax benefits for all assessed interest. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The approximate proposed adjustments claim additional tax, including penalties and interest through June 30, 1999, of $10,733, before related tax benefits for all assessed interest. During fiscal year ended June 30, 1998, the Company had $22,793 of assessments reversed in its favor. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

9.

The results of operations for the three months ended September 30, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.	Certain prior period amounts have been reclassified to conform to the current period presentation.

DIMON Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three months ended September 30, 1999 compared to three months ended September 30, 1998:

The Company's sales and other operating revenues from continuing operations were $229.3 million, a decrease of 40.3% or $154.9 million from $384.2 million in 1998. The decrease from the prior year was primarily due to decreased volumes of both U.S. and foreign grown tobaccos and decreased average prices of foreign grown tobacco, offset slightly by increased service and processing revenues. Decreased volumes of U.S. and foreign grown tobacco accounted for $64.3 million and $54.2 million of the decrease, respectively. The decrease in volumes of U.S. grown tobacco is primarily due to timing of shipments to customers deferred to future quarters and other decreases in shipments. The decrease in volumes of foreign grown, primarily South America, is due to timing, larger volumes being shipped in the third and fourth quarters of the prior year and shipments deferred to future quarters. Prices of foreign grown tobacco decreased $38.6 million from the prior year, primarily in South America, due to the result of lower green prices of tobacco and changes in product mix. Service and processing revenues and other changes increased $2.2 million and relate primarily to fertilizer sales.

The cost of sales and expenses from continuing operations decreased $149.3 million, or 39.7%, from $375.7 million in 1998 to $226.3 million in 1999. Most of this decrease is the direct result of lower sales. Gross profit decreased $10.6 million primarily due to decreased quantities and prices of foreign grown tobaccos from South America, Asia and dark tobaccos, offset partially by increased gross profit in Africa. In 1998, the Company recorded a $5.6 million charge on the 1998 crop in Tanzania. Gross profit as a percentage of sales increased from 10.0% in 1998 to 12.2% in 1999. Decreases in selling, administrative and general expenses accounted for $5.0 million of the $149.3 million decrease, related primarily to decreased personnel and legal and professional costs.

Interest expense decreased $5.0 million, or 26.3%, from $19.2 million in 1998 to $14.2 million in 1999. Of the decrease, $4.3 million is due to lower average borrowings and $0.7 million is due to lower rates.

The effective tax rate changed from 20.0% in 1998 to 23.0% in 1999 primarily due to the changes in the distribution of taxable income between taxing jurisdictions.

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

DIMON's working capital increased from $443.6 million at June 30, 1999 to $448.4 million at September 30, 1999. The current ratio of 1.9 to 1 at June 30, 1999 decreased to 1.7 to 1 at September 30, 1999. At September 30, 1999, current assets increased $159.7 million, or 17.3%, and current liabilities increased $154.9 million, or 32.4%, from June 30, 1999. Current assets increased primarily due to increases in tobacco inventories of $232.1 million and increases in current deferred and recoverable taxes of $7.1 million, offset partially by decreases in accounts receivable, advances on purchases of tobacco, prepaid expenses and other inventory of $53.6 million, $13.3 million, $7.4 million and $6.0 million, respectively. The increase in tobacco inventory is due to seasonal fluctuations in tobacco purchasing. Current liabilities increased primarily due to increases in advances from customers, accounts payable trade and notes payable to banks of $127.9 million, $25.7 million and $8.2 million, respectively, partially offset by decreases in accounts payable other and income taxes of $6.0 million and $2.3 million, respectively. The increases in advances from customers, accounts payable trade and notes payable to banks are directly related to seasonal fluctuations in tobacco purchasing. The decreases in

DIMON Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION (Continued)

accounts payable other relate primarily to the completion of the buying cycle in South America. Total inventory and advances decreased $194.6 million at September 30, 1999 compared to September 30, 1998. Reductions in advances on purchases of tobacco and other inventory are due to the Company's continued focus on reducing advances and inventories to strengthen its balance sheet.

At September 30, 1999, DIMON had seasonally adjusted lines of credit of $741.0 million. At September 30, 1999, the Company had borrowed $305.5 million under its $741.0 million lines of credit with a weighted average interest rate of 6.7%. At September 30, 1999, unused lines of credit amounted to $378.4 million. Total maximum outstanding borrowings excluding the long-term credit agreements during the three months ended September 30, 1999 were $541.9 million. At September 30, 1999, the Company had $44.0 million of letters of credit outstanding and an additional $13.1 million of letters of credit lines available.

To ensure long-term liquidity, DIMON entered into a $300 million Credit Facility, effective June 29, 1999, with a group of banks. At September 30, 1999, the Company had $300 million of borrowings under this agreement. It is the Company's intent to finance at least $300 million on a long-term basis. The Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The Credit Facility's initial term expires on June 29, 2001, and, subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.25% at September 30, 1999). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At September 30, 1999, the Company had no material capital expenditure commitments. The Company believes that these sources of funds are sufficient to fund the Company's anticipated needs for fiscal 2000. There can be no assurance, however, that other alternative sources of capital will be available in the future or, if available, that any such alternative sources will be available on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

Cash flows provided from operating activities decreased $27.6 million from $20.2 million to $(7.4) million for the three months ended September 30, 1999 from the same period last year, due primarily to increases in inventories and advances on purchases of tobacco, decreases in customer advances and decreases in net income, offset partially by decreases in accounts receivable and the 1998 gain on disposition of discontinued operations. Cash flows provided by investing activities increased to $4.2 million in 1999 from $(15.0) million in 1998 primarily due to decreases in purchases of property and equipment, decreases in advances on notes receivable and the increases in payments for other investments and other assets. Cash flows from financing activities provided $24.3 million less cash in 1999 than in 1998 primarily due to decreased short-term debt, offset partially by increased proceeds from long-term borrowings and decreased cash dividends paid.

OUTLOOK AND OTHER INFORMATION:

Although the Company believes that there continues to be certain positive fundamentals in the tobacco business on a global basis, the Company does not expect the currency devaluations in Asia and eastern Europe and the related effect on purchasing power of customers in those areas to improve in the near term. The Company also believes that threats of additional lawsuits in the U.S., with increased excise taxes resulting in increased retail prices and thus lower expected consumption of cigarettes in the U.S., continue to impact the purchasing decisions, relating to both U.S. and foreign leaf

DIMON Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

FINANCIAL CONDITION (Continued)

OUTLOOK AND OTHER INFORMATION (Continued)

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

The Company has experienced significant operational challenges in Africa, especially in Tanzania. Such challenges in Tanzania include the start up of a new factory in October 1998, an unreliable infrastructure which hinders efficient distribution and losses on farmer advances. Given these challenges, the Company believes it is not likely that there will be a significant improvement in sales or operating profit in Tanzania in the 2000 fiscal year.

See "Factors That May Affect Future Results," below, for important warnings about the forward-looking statements included in this section.

YEAR 2000 ISSUE

To prepare for the upcoming millennium change, DIMON has completed its efforts in the assessment, remediation and testing of all software, systems, hardware, tobacco processing equipment and corporate facilities. Through September 30th, the cost of all projects contributing to the Company's readiness totaled slightly over $6.9 million, dating back to expenditures beginning in fiscal year 1997.

Work continues at some locations in the development and refinement of contingency plans for the millennium change. DIMON feels it unlikely that an event will occur that could materially affect the business at any location, but should an incident beyond the Company's control occur, the Company's contingency plans should help to minimize the impact of this event. The Company does not consider the financial impact of becoming Year 2000 compliant to be material to the Company's consolidated financial position or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

The foregoing discussion may contain forward-looking statements, generally identified by phrases such as "the Company expects," "believes," "anticipates" or words of similar effect. Certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the remainder of fiscal year 2000 and beyond to differ materially from those expressed in any forward-looking statements made by the Company are discussed above under "OUTLOOK AND OTHER INFORMATION" and in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."

PART II. OTHER INFORMATION

Item 6.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

(a) Exhibits	27	-	Financial Data Schedule

(b) Reports on Form 8-K		-	None

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Jerry L. Parker
Date: November 10, 1999	Jerry L. Parker
Senior Vice President - Controller
(Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

EXHIBIT INDEX

Exhibits		Page No.

27	Financial Data Schedule...............................................................	15

