Form 10-Q
period 1999-12-31
DIMON INC
filed 2000-02-09
CIK 939930

Page 1 of 30
Page 16 - Exhibit Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1999

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	February 2, 2000
NO par value	44,525,004

DIMON Incorporated and Subsidiaries

INDEX

Page No.

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheet - December 31, 1999 and June 30, 1999..............	3 - 4

Statement of Consolidated Income Three Months and
Six Months Ended December 31, 1999 and 1998..........................................	5

Statement of Consolidated Cash Flows - Six
Months Ended December 31, 1999 and 1998..........................	6

Notes to Consolidated Financial Statements...................	7 - 9

Item 2. Management's Discussion and Analysis
of Financial Condition and Results of Operations...............	10 - 13

Part II. Other Information

Item 4. Submission of Matters to Vote of Security Holders......................................	13

Item 5. Other Information..........................................................................................	14

Item 6. Exhibits and Reports on Form 8-K ...............................................................	14

-2-

Part I. Financial Information
Item 1. Financial Statements

DIMON Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEET

	December 31
	1999	June 30
	(Unaudited)	1999
(in thousands)	_______________________________
ASSETS
Current assets
Cash and cash equivalents....................	$ 37,964	$ 21,451
Notes receivable.........................	5,248	4,744
Trade receivables, net of allowances...............	255,214	295,593
Inventories:
Tobacco................................	460,810	417,620
Other.................................	17,967	23,059
Advances on purchases of tobacco................	116,419	130,855
Current deferred and recoverable income taxes...........	23,231	9,851
Prepaid expenses and other assets.................	11,956	19,327
	_______________________________
Total current assets.....................	928,809	922,500
	_______________________________

Investments and other assets
Equity in net assets of investee companies............	3,408	6,119
Other investments.......................	10,996	11,740
Notes receivable.......................	11,348	7,404
Other..............................	9,469	7,059
	_______________________________
	35,221	32,322
	_______________________________

Intangible assets
Excess of cost over related net assets of
businesses acquired......................................................	168,460	171,596
Production and supply contracts.................	16,728	19,091
Pension asset.........................	3,982	3,982
	_______________________________
	189,170	194,669

Property, plant and equipment
Land...............................	18,266	19,772
Buildings.............................	168,695	180,621
Machinery and equipment...................	194,003	208,498
Allowances for depreciation...................	(106,008)	(109,145)
	_______________________________
	274,956	299,746
	_______________________________

Deferred taxes and other deferred charges...............	28,709	22,053
	_______________________________
	$1,456,865	$1,471,290
	_______________________________
	_______________________________

See notes to consolidated financial statements
-3-

DIMON Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEET

			December 31
			1999	June 30
			(Unaudited)	1999
(in thousands)			_______________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks......................			$ 250,107	$ 297,376
Accounts payable:
Trade.............................			37,491	70,988
Officers and employees.....................			5,911	6,135
Other............................			7,538	17,046
Advances from customers....................			134,265	33,342
Accrued expenses.........................			41,574	44,695
Income taxes..........................			35	2,277
Long-term debt current......................			8,887	7,039
			_______________________________
Total current liabilities......................			485,808	478,898
			_______________________________
Long-term debt
Revolving Credit Notes and Other................			310,708	333,180
Convertible Subordinated Debentures...............			73,328	73,328
Senior Notes.........................			125,000	125,000
			_______________________________
			509,036	531,508
			_______________________________
Deferred credits:
Income taxes.........................			34,907	24,033
Compensation and other benefits................			37,771	39,786
			_______________________________
			72,678	63,819
			_______________________________
Minority interest in subsidiaries....................			528	526

			_______________________________
Commitments and contingencies.....................			-	-
			_______________________________
Stockholders' equity
Preferred Stock--no par value:	Dec. 31	Jun. 30
Authorized shares.........	10,000	10,000
Issued shares..........	-	-	-	-
Common Stock--no par value:	Dec. 31	Jun. 30
Authorized shares.......	125,000	125,000
Issued shares..........	44,525	44,525	182,143	182,143

Retained earnings.......................			213,740	220,540
Accumulated other comprehensive income.............			(7,068)	(6,144)
			_______________________________
			388,815	396,539
			_______________________________
			$1,456,865	$1,471,290
			_______________________________
			_______________________________

-4-

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months and Six Months Ended December 31, 1999 and 1998
(Unaudited)
	2000		1999		2000		1999
	Second		Second		First Six		First Six
(in thousands, except per share amounts)	Quarter		Quarter		Months		Months
	_____________________________________________________
Sales and other operating revenues..............	$551,775		$595,114		$781,059		$979,279
Cost of goods and services sold................	501,581		565,226		702,980		910,923
	_____________________________________________________
Gross profit........................................	50,194		29,888		78,079		68,356
Selling, administrative and general expenses.........	26,376		29,082		51,324		59,056
	_____________________________________________________
Operating Income................................	23,818		806		26,755		9,300

Interest expense..................................	15,818		16,160		29,995		35,385
	_____________________________________________________
Income (loss) from continuing operations
before income taxes, equity in net income
(loss) of investee companies and
discontinued operations.....................	8,000		(15,354)		(3,240)		(26,085)
Income taxes (benefit) .........................	1,840		(6,723)		(745)		(8,869)
	_____________________________________________________
Income (loss) from continuing operations before
equity in net income (loss) of investee companies
and discontinued operations...............................................	6,160		(8,631)		(2,495)		(17,216)

Equity in net income (loss) of investee
companies, net of income taxes..............	327		(64)		150		(114)
	_____________________________________________________
Income (loss) from continuing operations..........	6,487		(8,695)		(2,345)		(17,330)
Discontinued business:
Income (loss) from operations, net of $761
tax benefits ..................................	-		-		-		(841)
Gain on disposal, net of $4,288 tax..........	-		-		-		23,753
	_____________________________________________________
NET INCOME (LOSS) .......................	$ 6,487		$(8,695)		$ (2,345)		$ 5,582
	===============================================
Basic Earnings Per Share
Income (loss) from continuing operations.............	$.15		$(.20)		$(.05)		$(.38)
Discontinued operations....................	-		-		-		.51
	_____________________________________________________
Net Income (Loss) .............................	$.15		$(.20)		$(.05)		$ .13
	===============================================
Diluted Earnings Per Share
Income (loss) from continuing operations.......	$.15		$(.20)		$(.05)		$(.38)
Discontinued operations....................	-		-		-		.51
	_____________________________________________________
Net Income (Loss) .............................	$.15	*	$(.20)	*	$(.05)	*	$ .13	*
	===============================================
Average number of shares outstanding:
Basic..........................................	44,525		44,525		44,525		44,525
Diluted........................................	44,525	*	44,534	*	44,525	*	44,547	*

Cash dividends per share......................	$.05		$.09		$.10		$.26
See notes to consolidated financial statements	===============================================
* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
-5-

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED CASH FLOWS
Six Months Ended December 31, 1999 and 1998
(Unaudited)
	December 31	December 31
	1999	1998
(in thousands)	____________________________
Operating activities
Net Income (Loss) .........................................................	$ (2,345)	$ 5,582
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization..........................................	20,067	20,952
Deferred items.............................................................	469	(8,521)
Loss (gain) on foreign currency transactions...............................	(378)	2,136
Gain on disposition of fixed assets.....................................	(152)	(480)
Change in discontinued operations.....................................	-	1,023
Gain on disposition of discontinued operations......................	-	(23,753)
Undistributed loss (earnings) of investees.............................	(150)	114
Bad debt expense.........................................................	273	221
Decrease in accounts receivable........................................	39,650	16,746
Decrease (increase) in inventories and advances
on purchases of tobacco...............................................	(23,857)	2,424
Decrease (increase) in current deferred and recoverable taxes.....	(13,572)	1,413
Decrease in prepaid expenses..................................	7,446	5,138
Decrease in accounts payable and accrued expenses................	(48,181)	(45,754)
Increase in advances from customers.........................	105,947	90,423
Decrease in income taxes................................................	(2,134)	(7,932)
Other........................................................... .............	410	53
	____________________________
Net cash provided by operating activities.............................	83,493	59,785
	____________________________
Investing activities
Purchase of property and equipment.....................................	(3,208)	(21,237)
Proceeds from sale of property and equipment.........................	8,899	2,184
Proceeds from sale of property and equipment of
Discontinued Operation.................................................	-	37,637
Payments received (advances) on notes receivable and
receivable from investees.........................................................	487	(3,504)
Payments received for other investments and other assets..	2,558	4,417
Proceeds from sale of Discontinued Operation .......................	-	28,435
	____________________________
Net cash provided by investing activities.............................................	$8,736	$ 47,932
	____________________________

Financing activities
Net change in short-term borrowings...................................	(145,547)	(56,726)
Proceeds from long-term borrowings...................................	103,000	877
Repayment of long-term borrowings....................................	(29,116)	(33,221)
Cash dividends paid to DIMON Incorporated stockholders..........	(4,453)	(11,577)
	____________________________
Net cash used by financing activities....................................	(76,116)	(100,647)
	____________________________
Effect of exchange rate changes on cash..................................	177	856
	____________________________
Increase in cash and cash equivalents..........................	16,290	7,926
Cash from previously unconsolidated subsidiaries........	223	-
Cash and cash equivalents at beginning of year...........	21,451	18,729
	____________________________
Cash and cash equivalents at end of period.............................	$ 37,964	$ 26,655
	=============================
See Note 7 to consolidated financial statements for a description of a significant non-cash transaction.
-6-

DIMON Incorporated and Subsidiaries
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.

Basic earnings per share is computed by dividing earnings by the weighted average number of shares outstanding during each period. The diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures, if dilutive, during the periods presented were converted into Common Stock at the beginning of the reporting period, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by shares issuable upon exercise of employee stock options, if dilutive.

The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:

	2000		1999		2000		1999
	Second		Second		First Six		First Six
(in thousands, except per share amounts)	Quarter		Quarter		Months		Months
	_________________________________________
Basic Earnings Per Share
Income (loss) from continuing operations...........................	$6,487		$(8,695)		$ (2,345)		$(17,330)
Discontinued operations......................................................	-		-		-		22,912
	_________________________________________
Net Income (Loss)...............................................................	$6,487		$(8,695)		$ (2,345)		$ 5,582
	=========================================
Shares
Weighted Average Shares Outstanding...............................	44,525		44,525		44,525		44,525
	=========================================
Basic Earnings Per Share
Income (loss) from continuing operations...........................	$.15		$(.20)		$(.05)		$(.38)
Discontinued operations......................................................	-		-		-		.51
	_________________________________________
Net Income(Loss).............................................................	$.15		$(.20)		$(.05)		$ .13
	=========================================
Diluted Earnings Per Share
Income (loss) from continuing operations	$6,487		$(8,695)		$ (2,345)		$(17,330)
Add after-tax interest expense applicable
to 6.25% Convertible Debentures....................................	-	*	-	*	-	*	-	*
	_________________________________________
Income (loss) before discontinued operations.......................	$6,487		$(8,695)		$ (2,345)		$(17,330)
Discontinued operations.........................................................	-		-		-		22,912
	_________________________________________
Net Income (Loss) as Adjusted.......................................	$6,487		$(8,695)		$ (2,345)		$ 5,582
	=========================================

Shares
Weighted average number of common shares outstanding.......	44,525		44,525		44,525		44,525
Shares applicable to stock options, net of shares
assumed to be purchased from proceeds at
average market price........................................................	-		9		-		22
Assuming conversion of 6.25% Debentures at
beginning of period..........................................................	-	*	-	*	-	*	-	*
	_________________________________________
Average Diluted Shares Outstanding..................................	44,525	*	44,534	*	44,525	*	44,547	*
	=========================================
Diluted Earnings Per Share
Income (loss) from continuing operations..........................	$.15	*	$(.20)	*	$(.05)	*	$(.38)	*
Discontinued operations......................................................	-		-		-		.51	*
	_________________________________________
Net Income (Loss) as Adjusted...........................................	$.15	*	$(.20)	*	$(.05)	*	$ .13	*
	=========================================

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

DIMON Incorporated and Subsidiaries

2.	The components of comprehensive income were as follows:

				Six Months Ended
				December 31
				______________________
	(in thousands)			1999	1998
				______________________
	Net income (loss).......................		$(2,345)		$5,582
	Increase (decrease) in Equity Currency Conversions.......		(924)		1,362
				______________________
	Total comprehensive income (loss)...............		$(3,269)		$6,944
				______________________
				______________________

3.	Geographic information by origin is as follows:

		Three Months Ended		Six Months Ended
		December 31		December 31
		___________________________		___________________________
	(in thousands)	1999	1998	1999	1998
		___________________________		___________________________
	Sales and Other Operating Revenues:
	United States.............	$284,322	$358,285	$299,249	$442,528
	South America.............	70,655	45,796	134,375	159,256
	Asia.................	18,971	23,058	40,132	53,242
	Africa................	124,426	123,310	212,785	220,401
	Europe.................	34,653	27,339	66,616	62,902
	Other.................	18,748	17,326	27,902	40,950
		___________________________		___________________________
		$551,775	$595,114	$781,059	$979,279
		___________________________		___________________________
		___________________________		___________________________

	The geographic areas have changed from the June 30, 1999 presentation by combining Brazil with other South American countries.

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

	During the six months ended December 31, 1999, the Company paid out $738, principally for employee separations.

DIMON Incorporated and Subsidiaries

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

During the six months ended December 31, 1999, the Company paid out $2,377 for employee separations. The plant in Brazil was sold in July 1999, and the building in Kinston was sold in November 1999. Both sales were made at amounts substantially equal to values considered in the reserve for asset writedowns.

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

9.

The results of operations for the three and six months ended December 31, 1999 and 1998 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

10.	Certain prior period amounts have been reclassified to conform to the current period presentation.

DIMON Incorporated and Subsidiaries

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three Months Ended December 31, 1999 Compared to Three Months Ended December 31, 1998:

Net sales and other operating revenues from continuing operations were $551.8 million, a decrease of $43.3 million, or 7.3%, from $595.1 million in 1998. The decrease from prior year was primarily due to decreased volumes of U.S. grown tobacco, partially offset by increased volumes of foreign grown tobacco. Decreased volumes of U.S. grown tobacco resulted in a decrease of $88.8 million and lower prices of foreign grown tobacco resulted in a decrease of $13.4 million. The decreases were partially offset by greater quantities of foreign grown tobacco, which yielded $47.3 million over the prior year, and higher prices of U.S. grown tobacco that resulted in $4.9 million greater than the same period in 1998. Higher service and processing fees resulted in $6.7 million more revenue in 1999 than in 1998. The decrease in quantities of U.S. tobacco was primarily due to decreased volumes from some domestic cigarette manufacturers, reflecting a substantially smaller U.S. flue-cured crop. The lower prices of foreign grown tobacco relate primarily to lower green tobacco prices in South America, offset slightly by higher prices in Africa and Europe. The increase in quantities of foreign grown tobacco relate primarily to South America, particularly sales to Asian customers. The increase in service and processing fees is related to increased revenues for services provided to the U.S. Flue Cured Stabilization program, offset slightly by decreased fertilizer sales in South America.

The cost of sales and expenses from continuing operations decreased $66.3 million, or 11.2%, from $594.3 million in 1998 to $528.0 million in 1999. Most of the decrease relates to decreased quantities of U.S. grown tobacco and lower prices of foreign grown tobacco, offset partially by increased quantities of foreign grown tobacco. Gross profit increased $20.3 million, or 67.9%, from $29.9 million in 1998 to $50.2 million in 1999. Generally, much of the improvement in gross profit relates to losses incurred in 1998 with the Company's liquidation of old crop tobacco. The increased quantities of foreign grown tobacco, principally South American, also improved gross profit. Gross profit also benefited from the Company's global restructuring to a capacity that is more evenly matched to demand. Cost of sales and expenses were also decreased by $2.7 million as selling, administrative and general expenses declined primarily due to decreased personnel and legal and professional costs.

Interest expense decreased $0.3 million, or 2.1%, from $16.1 million in 1998 to $15.8 million in 1999. The decrease was primarily due to lower average borrowings, partially offset by higher rates.

The effective tax rate was 23% in 1999 compared to 43.7% in 1998. Changes in the effective tax rate are primarily due to the distribution of income between taxing jurisdictions.

Equity in net income of investee companies increased $.4 million in 1999 compared to 1998, primarily due to increases in income from the investees located in South America and Africa.

DIMON Incorporated and Subsidiaries

Six Months Ended December 31, 1999 Compared to Six Months Ended December 31, 1998:

Net sales and other operating revenues from continuing operations were $781.1 million, a decrease of $198.2 million, or 20.2%, for the six months ended December 31, 1999 from $979.3 million for the same period in 1998. The decrease is primarily due to lower quantities of U.S. and foreign grown tobacco as well as lower prices for foreign grown tobacco, offset partially by higher prices for U.S. grown tobacco and higher service and processing fees. Decreases in quantities of U.S. grown tobacco resulted in decreases of $153.7 million, due to decreased volumes from domestic cigarette manufacturers. Decreases in quantities of foreign grown tobacco resulted in decreases of $17.1 million, primarily from Africa and Asia, partially offset by increases in South America and Europe. Decreases in prices of foreign grown tobacco resulted in decreases of $41.8 million, primarily from South America and Asia due primarily to lower green tobacco prices. Increases in prices of U.S. tobacco resulted in an increase of $5.2 million primarily due to product mix. Service and other processing revenues increased by $9.2 million primarily due to increased revenues related to services provided to the U.S. Flue Cured Stabilization program.

The cost of sales and expenses from continuing operations decreased $215.7 million, or 22.2%, from $970.0 million in 1998 to $754.3 million in 1999. Most of the decrease relates to decreased quantities of U.S. grown tobacco and lower prices for foreign grown tobacco. Gross profit increased $9.7 million, or 14.2%, from $68.4 million in 1998 to $78.1 million in 1999. Gross profit as a percentage of sales increased from 7.0% in 1998 to 10.0% in 1999. In 1998 the Company liquidated inventories of old crop tobaccos during a period of depressed leaf prices. Gross profit benefited from the Company's global restructuring to a capacity that is more evenly matched to demand. Cost of sales and expenses were also decreased by $7.7 million as selling, administrative and general expenses declined primarily due to decreased personnel and legal and professional costs.

Interest expense decreased $5.4 million, or 15.2%, from $35.4 million in 1998 to $30.0 million in 1999. The decrease in interest expense was primarily due to lower borrowings, offset somewhat by an increase in rates.

The effective income tax rate was 23.0% in 1999 compared to 34% in 1998. Changes in the effective tax rate are primarily due to the distribution of income between taxing jurisdictions.

Equity in net income of investee companies increased $.3 million in 1999 compared to 1998, primarily due to increased income from an investee located in Africa.

FINANCIAL CONDITION:

The purchasing and processing activities of the Company's tobacco business are seasonal. The Company's need for working capital fluctuates accordingly and, at any of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or less than at year end. The Company historically has needed working capital in excess of cash flow from operations to finance inventory and accounts receivable. The Company also prefinances tobacco crops in certain foreign countries by making cash advances to farmers prior to and during the growing season.

DIMON's working capital was essentially unchanged from $443.6 million at June 30, 1999 to $443.0 million at December 31, 1999. The current ratio of 1.9 to 1 at June 30, 1999 remained at 1.9 to 1 at December 31, 1999. At December 31, 1999, current assets increased $6.3 million, or .7%, and current liabilities increased $6.9 million, or 1.4%, from June 30, 1999. Current assets increased primarily due to increases in tobacco inventories of $43.2 million and temporary increases in cash and cash equivalents of $16.5 million, offset partially by decreases in accounts receivable of $40.4 million and advances on purchases of tobacco of $14.4 million. The increase in tobacco inventory is due to seasonal fluctuations in tobacco purchasing. Current liabilities increased primarily due to the increase in advances from customers of $100.9 million, partially offset by decreases in notes payable to banks, accounts payable trade and accounts payable other of $47.3 million, $33.5 million and $9.5 million, respectively. The increase in advances from customers is directly related to seasonal fluctuations in tobacco purchasing. The decrease in notes payable to banks is due to seasonal reductions in inventories and advances on purchases of tobacco. The decreases in accounts payable trade and accounts payable other relate primarily to the completion of the buying cycle in South America. Total inventory and advances on purchases of tobacco decreased $211.3 million at December 31, 1999 compared to December 31, 1998. Reductions in total inventory and advances on purchases of tobacco are due to the Company's continued focus on reducing advances and inventories to strengthen its balance sheet.

DIMON Incorporated and Subsidiaries

At December 31, 1999, DIMON had seasonally adjusted lines of credit of $706.1 million. At December 31, 1999, the Company had borrowed $250.1 million under its $706.1 million lines of credit with a weighted average interest rate of 7.38%. At December 31, 1999, unused lines of credit amounted to $392.8 million. Total maximum outstanding borrowings, excluding the long-term credit agreements, during the six months ended December 31, 1999 were $541.9 million. At December 31, 1999, the Company had $54.6 million of letters of credit outstanding and an additional $8.7 million of letters of credit lines available.

To ensure long-term liquidity, DIMON entered into a $300 million Credit Facility, effective June 29, 1999, with a group of banks. At December 31 1999, the Company had $300 million of borrowings under this agreement. It is the Company's intent to finance at least $300 million on a long-term basis. The Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. At December 31, 1999, a non-critical violation of a required borrowing-base covenant was waived by the lenders, and the Company entered into an amendment of the Credit Facility on February 7, 2000, to modify its covenants. The Credit Facility's initial term expires on June 29, 2001, and, subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.5% at December 31, 1999). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At December 31, 1999, the Company had no material capital expenditure commitments. The Company believes that the above sources of funds are sufficient to fund the Company's anticipated needs for fiscal 2000. There can be no assurance, however, that these sources of capital will be available in the future or, if available, that these or alternative sources will be available on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

Cash flows provided from operating activities increased $23.7 million from $59.8 million to $83.5 million for the six months ended December 31, 1999 from the same period last year, due primarily to the 1998 gain on disposition of discontinued operations, the decrease in accounts receivable, the increase in customer advances, offset partially by increases in inventories and advances on purchases of tobacco and the increase in current deferred and recoverable taxes. Cash flows provided by investing activities decreased to $8.7 million in 1999 from $47.9 million in 1998 primarily due to the decrease in the 1998 proceeds from the sale of discontinued operation, offset partially by the decrease in purchase of property and equipment and the increase in proceeds from the sale of property and equipment. Cash flows used in financing activities used $24.5 million less cash in 1999 than in 1998 primarily due to increased proceeds from long-term borrowings, decreased cash dividends paid and decreased repayment of long-term borrowings, offset partially by increased short-term borrowings.

OUTLOOK AND OTHER INFORMATION:

Although the Company believes that there are certain positive fundamentals in the tobacco business on a global basis, the Company does not expect the currency devaluations in eastern Europe and former Russian republics and the related effect on purchasing power of customers in those areas to improve in the near term. The Company also believes that threats of additional tobacco related lawsuits in the U.S., with increased excise taxes resulting in increased retail prices and thus lower expected consumption of cigarettes in the U.S., will continue to impact the purchasing decisions, relating to both U.S. and foreign leaf tobacco, of certain of the Company's primary U.S. based customers. While recent smaller crops in the United States have mitigated this situation to a certain extent, the leaf industry has not recovered from the imbalance in supply and demand that has been created by these issues. The Company believes that the risk of further delays in shipments and the realization of lower average prices could continue in future periods.

DIMON Incorporated and Subsidiaries

The Company has experienced significant operational challenges in Africa, especially in Tanzania. Such challenges in Tanzania include the start up of a new factory in October 1998, an unreliable infrastructure which hinders efficient distribution, and losses on farmer advances. Given these challenges, the Company believes it is not likely that there will be a significant improvement in sales or operating profit in Tanzania in the 2000 fiscal year.

See "Factors That May Affect Future Results," below, for important warnings about the forward-looking statements included in this section.

YEAR 2000 ISSUE:

The Company experienced no disruptions or unexpected expenses as a result of the century change.

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

PART II. OTHER INFORMATION

Item 4.	Submission of Matters to Vote of Security Holders

	The annual meeting of shareholders of the Company was held on November 12, 1999, for the following purposes:

	1.	To elect three members of the Board of Directors to serve until the 2002 annual meeting or until the election of their successors;

	2.	To approve the designation by the Board of Directors of PricewaterhouseCoopers LLP as auditors for the fiscal year ending June 30, 2000; and

	3.	To approve the amendment of the 1995 DIMON Incorporated Omnibus Stock Incentive Plan.

	Record holders of Common Stock at the close of business on September 30, 1999, were entitled to vote at the meeting.

		The names of the three directors and the number of votes cast for them are listed below:

		Director	Votes For	Votes Withheld
		_______________________	_________	_____________
		Mr. Brian J. Harker	37,430,931	385,382
		Mr. James E. Johnson, Jr.	37,402,041	414,272
		Mr. Joseph L. Lanier, Jr.	37,415,529	400,784

          The number of shares voted to approve the designation by the Board of Directors of PricewaterhouseCoopers LLP as auditors for the fiscal year ending June 30, 2000 was 37,291,790, the number of shares voted against such designation was 463,632 and the holders of 60,891 abstained from voting.

          The number of shares voted to approve the amendment of the 1995 DIMON Incorporated Omnibus Stock Incentive Plan was 23,874,219, the number of shares voted against such amendment was 7,357,863 and the holders of 861,516 shares abstained from voting.

DIMON Incorporated and Subsidiaries

Item 5.	Other Information

On February 1, 2000, the Company was informed by the Antitrust Division of the United States Department of Justice that the investigation into certain buying practices was closed.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits	10.1	-	Consulting Agreement dated December 13, 1999, between DIMON Incorporated and Albert C. Monk III

		10.2	-

Second Amendment and Waiver to Credit Agreement ($300,000,000 Credit Agreement dated June 29, 1999), dated as of February 7, 2000 (the "Amendment"), by and among DIMON Incorporated, a Virginia corporation, the several lenders identified on the signature pages thereto, Bank of America, N.A., formerly NationsBank, N.A., as administrative agent for the lenders, First Union National Bank, as syndication agent for the lenders, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. and Rabobank International, as managing agent for the lenders

		27	-	Financial Data Schedule

(b)	Reports on Form 8-K		-	None

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Jerry L. Parker
___________________________________________
Date: February 9, 2000	Jerry L. Parker
Senior Vice President - Controller
(Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

EXHIBIT INDEX

Exhibits		Page No.

10.1	Consulting Agreement dated December 13, 1999, between DIMON Incorporated and Albert C. Monk III....................	17 - 23

10.2

Second Amendment and Waiver to Credit Agreement ($300,000,000 Credit Agreement dated June 29, 1999), dated as of February 7, 2000 (the "Amendment"), by and among DIMON Incorporated, a Virginia corporation, the several lenders identified on the signature pages thereto, Bank of America, N.A., formerly NationsBank, N.A., as administrative agent for the lenders, First Union National Bank, as syndication agent for the lenders, and Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. and Rabobank International, as managing agent for the lenders.................................................

		24 - 29

27	Financial Data Schedule.......................	30

