Form 10-Q
period 2000-03-31
DIMON INC
filed 2000-05-10
CIK 939930

Page 1 of 22
Page 15 - Exhibit Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2000

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	May 1, 2000
NO par value	44,525,004

DIMON Incorporated and Subsidiaries

INDEX

Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - March 31, 2000 and June 30, 1999.............	3 - 4

Statement of Consolidated Income - Three Months and
		Nine Months Ended March 31, 2000 and 1999..........................................	5

Statement of Consolidated Cash Flows - Nine
		Months Ended March 31, 2000 and 1999..........................................	6

		Notes to Consolidated Financial Statements ..........................................	7 - 9

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations..................................	10 - 13

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K .............................................................	13

-2-

Part I. Financial Information
Item 1. Financial Statements

DIMON Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEET

	March 31
	2000	June 30
	(Unaudited)	1999
(in thousands)	_______________________________
ASSETS
Current assets
Cash and cash equivalents.....	$ 35,162	$ 21,451
Notes receivable......	5,195	4,744
Trade receivables, net of allowances.....	265,149	295,593
Inventories:
Tobacco...........	307,895	417,620
Other...........	19,460	23,059
Advances on purchases of tobacco.....	117,120	130,855
Current deferred and recoverable income taxes.....	25,376	9,851
Prepaid expenses and other assets......	12,677	19,327
	_______________________________
Total current assets.............	788,034	922,500
	_______________________________

Investments and other assets
Equity in net assets of investee companies.........	3,245	6,119
Other investments.........	9,836	11,740
Notes receivable..........	11,286	7,404
Other.......	8,750	7,059
	_______________________________
	33,117	32,322
	_______________________________

Intangible assets
Excess of cost over related net assets of
businesses acquired.................................................. ........	166,783	171,596
Production and supply contracts.........	15,503	19,091
Pension asset........	3,982	3,982
	_______________________________
	186,268	194,669

Property, plant and equipment
Land......	18,188	19,772
Buildings.....	169,189	180,621
Machinery and equipment........	195,255	208,498
Allowances for depreciation........	(112,720)	(109,145)
	_______________________________
	269,912	299,746
	_______________________________

Deferred taxes and other deferred charges.....	28,467	22,053
	_______________________________
	$1,305,798	$1,471,290
	==========================

See notes to consolidated financial statements
-3-

DIMON Incorporated and Subsidiaries
CONSOLIDATED BALANCE SHEET

			March 31
			2000	June 30
			(Unaudited)	1999
(in thousands)			_______________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks ..........................................			$ 214,958	$ 297,376
Accounts payable:
Trade ..........................................			47,936	70,988
Officers and employees ..........................................			5,317	6,135
Other.......			18,736	17,046
Advances from customers......			40,485	33,342
Accrued expenses.....			33,486	44,695
Income taxes ..........................................			-	2,277
Long-term debt current ..........................................			8,701	7,039
			_______________________________
Total current liabilities ..........................................			369,619	478,898
			_______________________________
Long-term debt
Revolving Credit Notes and Other ..........................................			280,571	333,180
Convertible Subordinated Debentures ..................................			73,328	73,328
Senior Notes ..........................................			125,000	125,000
			_______________________________
			478,899	531,508
			_______________________________
Deferred credits:
Income taxes ..........................................			33,825	24,033
Compensation and other benefits ..........................................			36,534	39,786
			_______________________________
			70,359	63,819
			_______________________________
Minority interest in subsidiaries.....			528	526

			_______________________________
Commitments and contingencies ..........................................			-	-
			_______________________________
Stockholders' equity
Preferred Stock--no par value:	Mar. 31	Jun. 30
Authorized shares ................	10,000	10,000
Issued shares ......................	-	-	-	-
Common Stock--no par value:	Mar. 31	Jun. 30
Authorized shares ..............	125,000	125,000
Issued shares .....................	44,525	44,525	182,143	182,143

Retained earnings ..........................................			213,451	220,540
Accumulated other comprehensive income .........................			(9,201)	(6,144)
			_______________________________
			386,393	396,539
			_______________________________
			$1,305,798	$1,471,290
			==========================

-4-

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months and Nine Months Ended March 31, 2000 and 1999
(Unaudited)
2000	1999	2000	1999
Third	Third	First Nine	First Nine
(in thousands, except per share amounts)	Quarter	Quarter	Months	Months
_____________________________________________________
Sales and other operating revenues ...............................	$364,809	$485,377	$1,145,868	$1,464,656
Cost of goods and services sold .....................................	325,156	446,291	1,028,136	l,357,214
_____________________________________________________
Gross profit ........................................	39,653	39,086	117,732	107,442
Selling, administrative and general expenses ................	22,995	27,601	74,319	86,657
Restructuring and other asset impairment charges............	-	23,066	-	23,066
_____________________________________________________
Operating Income (Loss ..........................................	16,658	(11,581)	43,413	(2,281)
Interest expense ..........................................	14,061	16,518	44,056	51,903
_____________________________________________________
Income (loss) from continuing operations
before income taxes, equity in net income
(loss) of investee companies and
discontinued operations ..........................................	2,597	(28,099)	(643)	(54,184)
Income taxes (benefit) ..........................................	597	(5,052)	(148)	(13,921)
_____________________________________________________
Income (loss) from continuing operations before
equity in net income (loss) of investee companies
and discontinued operations...............................................	2,000	(23,047)	(495)	(40,263)

Equity in net income (loss) of investee
companies, net of income taxes ........................................	(66)	51	84	(63)
_____________________________________________________
Income (loss) from continuing operations ..........................	1,934	(22,996)	(411)	(40,326)
Discontinued business:
Income (loss) from operations, net of $761
tax benefits ..........................................	-	-	-	(841)
Gain on disposal, net of $4,288 tax...............................	-	-	-	23,753
_____________________________________________________
NET INCOME (LOSS) ..........................................	$ 1,934	$(22,996)	$ (411)	$ (17,414)
=================== ============================
Basic Earnings Per Share
Income (loss) from continuing operations......................	$.04	$(.52)	$(.01)	$(.90)
Discontinued operations .......................................	-	-	-	.51
_____________________________________________________
Net Income (Loss)...........................................	$.04	$(.52)	$(.01)	$(.39)
===============================================
Diluted Earnings Per Share
Income (loss) from continuing operations.....................	$.04	$(.52)	$(.01)	$(.90)
Discontinued operations ..........................................	-	-	-	.51
_____________________________________________________
Net Income (Loss) ..........................................	$.04	*	$(.52)	*	$(.01)	*	$(.39)	*
===============================================
Average number of shares outstanding:
Basic ..........................................	44,525	44,525	44,525	44,525
Diluted ..........................................	44,525	*	44,525	*	44,525	*	44,525	*
Cash dividends per share ..........................................	$.05	$.09	$.15	$.35
===============================================
See notes to consolidated financial statements
* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
-5-
DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED CASH FLOWS
Nine Months Ended March 31, 2000 and 1999
(Unaudited)
March 31	March 31
2000	1999
(in thousands)	____________________________
Operating activities
Net Income (Loss) ..........................................	$ (411)	$ (17,414)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization ..........................................	29,990	32,201
Restructuring and other asset impairment charges...................................	-	23,006
Deferred items ..........................................	(957)	(10,124)
Gain on foreign currency transactions ..........................................	(620)	(540)
Gain on disposition of fixed assets	(609)	(443)
Change in discontinued operations ..........................................	-	1,023
Gain on disposition of discontinued operations ..........................................	-	(23,753)
Undistributed loss (earnings) of investees ..........................................	(84)	63
Bad debt expense ..........................................	273	360
Decrease (increase) in accounts receivable ..........................................	30,518	(843)
Decrease in inventories and advances on
purchases of tobacco ..........................................	124,311	235,849
Increase in current deferred and recoverable taxes ..........................................	(3,423)	(8,067)
Decrease in prepaid expenses ..........................................	4,791	7,020
Decrease in accounts payable and accrued expenses ..........................................	(32,528)	(30,069)
Decrease (increase) in advances from customers ..........................................	9,900	(8,104)
Decrease in income taxes ..........................................	(14,425)	(8,889)
Other ..........................................	1,135	(364)
____________________________
Net cash provided by operating activities ..........................................	147,861	190,972
____________________________
Investing activities
Purchase of property and equipment	(5,986)	(27,572)
Proceeds from sale of property and equipment ..........................................	8,917	2,617
Proceeds from sale of property and equipment of
Discontinued Operation ..........................................	-	37,637
Payments received (advances) on notes receivable and
receivable from investees. ........................................................ ........................	598	(980)
Payments received for other investments and other assets ..................................	3,398	3,625
Proceeds from sale of Discontinued Operation ..........................................	-	28,435
____________________________
Net cash provided by investing activities ..........................................	6,927	43,762
____________________________
Financing activities
Net change in short-term borrowings ..........................................	(231,895)	(192,104)
Proceeds from long-term borrowings ..........................................	182,448	18,960
Repayment of long-term borrowings ..........................................	(85,232)	(33,225)
Cash dividends paid to DIMON Incorporated stockholders ..........................................	(6,678)	(15,584)
____________________________
Net cash used by financing activities ..........................................	(141,357)	(221,953)
____________________________
Effect of exchange rate changes on cash ..........................................	280	(1,179)
____________________________
Increase in cash and cash equivalents ..........................................	13,711	11,602
Cash and cash equivalents at beginning of year..........................................	21,451	18,729
____________________________
Cash and cash equivalents at end of period..................	$ 35,162	$ 30,331
=============================

See Note 6 to consolidated financial statements for a description of a significant non-cash transaction.
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

The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:

	2000		1999		2000		1999
	Third		Third		First Nine		First Nine
(in thousands, except per share amounts)	Quarter		Quarter		Months		Months
	_________________________________________
Basic Earnings Per Share
Income (loss) from continuing operations...........................	$1,934		$(22,996)		$(411)		$(40,326)
Discontinued operations......................................................	-		-		-		22,912
	_________________________________________
Net Income (Loss) ...............................................................	$1,934		$(22,996)		$(411)		$(17,414)
	=========================================
Shares
Weighted Average Shares Outstanding...............................	44,525		44,525		44,525		44,525
	=========================================
Basic Earnings Per Share
Income (loss) from continuing operations...........................	$.04		$(.52)		$(.01)		$(.90)
Discontinued operations......................................................	-		-		-		.51
	_________________________________________
Net Income (Loss).............................................................	$.04		$(.52)		$(.01)		$(.39)
	=========================================
Diluted Earnings Per Share
Income (loss) from continuing operations	$1,934		$(22,996)		$(411)		$(40,326)
Add after-tax interest expense applicable
to 6.25% Convertible Debentures....................................	-	*	-	*	-	*	-	*
	_________________________________________
Income (loss) before discontinued operations.......................	$1,934		$(22,996)		$(411)		$(40,326)
Discontinued operations.........................................................	-		-		-		22,912
	_________________________________________
Net Income (Loss) as Adjusted.......................................	$1,934		$(22,996)		$(411)		$(17,414)
	=========================================

Shares
Weighted average number of common shares outstanding	44,525		44,525		44,525		44,525
Shares applicable to stock options, net of shares
assumed to be purchased from proceeds at
average market price........................................................	-		-		-		-
Assuming conversion of 6.25% Debentures at
beginning of period..........................................................	-	*	-	*	-	*	-	*
	_________________________________________
Average Diluted Shares Outstanding..................................	44,525	*	44,525	*	44,525	*	44,525	*
	=========================================
Diluted Earnings Per Share
Income (loss) from continuing operations..........................	$.04	*	$(.52)	*	$(.01)	*	$(.90)	*
Discontinued operations......................................................	-		-		-		.51	*
	_________________________________________
Net Income (Loss) as Adjusted...........................................	$.04	*	$(.52)	*	$(.01)	*	$(.39)	*
	=========================================
* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

DIMON Incorporated and Subsidiaries

2.	The components of comprehensive income were as follows:

		Nine Months Ended
		March 31
		_____________________
		2000	1999
	(in thousands)	_____________________

	Net loss.............	$ (411)	$(17,414)
	Decrease in Equity Currency Conversions..............	(3,057)	(1,117)
		_____________________
	Total comprehensive loss............	$(3,468)	$(18,531)
		==================

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

	During the nine months ended March 31, 2000, the Company paid out $697, principally for employee separations.

5.

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

During the nine months ended March 31, 2000, the Company paid out $2,634 for employee separations. The plant in Brazil was sold in July 1999, and the building in Kinston was sold in November 1999. Both sales were made at amounts substantially equal to values considered in the reserve for asset writedowns.

6.

On September 30, 1998, the Company finalized the sale of the flower operations, receiving approximately $66 million as a note. The buyer assumed $31 million of the debt of Florimex Worldwide. The Company recorded a gain on the sale of $23.8 million net of $4.3 million tax. On October 2, 1998, the Company collected the $66 million for payment of the note.

DIMON Incorporated and Subsidiaries

7.

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

8.

The results of operations for the three and nine months ended March 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal and quarterly comparisons are of little value. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 1999.

9.	Certain prior period amounts have been reclassified to conform to the current period presentation.

DIMON Incorporated and Subsidiaries

Item 2.	Management's Discussion and Analysis of
Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999:

Net sales and other operating revenues from continuing operations were $364.8 million, a decrease of $120.6 million, or 24.8%, from $485.4 million in 1999. The decrease in sales was primarily due to lower quantities of both U.S. and foreign grown tobacco, offset partially by higher U.S. prices and increased U.S. service revenues. Quantities of U.S. grown tobacco decreased 27.4% and resulted in a sales decrease of $65.3 million. Quantities of foreign grown tobacco decreased 26.1% and resulted in a sales decrease of $58.9 million. Quantities of foreign grown tobacco were lower in Africa, South America and Asia, offset partially by an increase in quantities in Europe. The decreases in quantities in both Africa and South America are partially attributable to adverse weather conditions, resulting in decreased sales of $59.6 million. In Africa a typhoon impeded the shipping process from Malawi and Zimbabwe. In South America the current Brazil crop has been delayed one month due to weather conditions. Prices of U.S. grown tobacco resulted in a $3.9 million increase over 1999 primarily due to product mix. Lower foreign service revenues resulted in a decrease of $1.8 million. Higher U.S. service fees resulted in an increase of $1.8 million.

The cost of sales and expenses from continuing operations, before restructuring, decreased $125.7 million, or 26.5%, from $473.9 million in 1999 to $348.2 million in 2000. Most of the decrease relates to decreased quantities of both foreign and U.S. tobacco. Gross profit increased $0.6 million, or 1.5%, from $39.1 million in 1999 to $39.7 million in 2000. The increase in gross profit on decreased quantities is attributable to losses incurred in 1999 on old crop tobacco as well as decreased costs in 2000 due to the Company's global restructuring plan initiated in 1999. Cost of sales and expenses also decreased by $4.6 million as selling, administrative and general expenses declined primarily due to decreased personnel costs.

During the quarter ended March 31, 1999 the Company initiated a restructuring plan to improve operating efficiencies by reducing excess capacities. In implementing the plan, the Company incurred total charges of $23.1 million which consisted of $20.2 million related to facility write downs and $2.9 million for personnel related costs.

Interest expense decreased $2.5 million, or 14.9%, from $16.5 million in 1999 to $14.0 million in 2000. The decrease was primarily due to lower average borrowings, partially offset by higher rates.

The effective tax rate was 23% in 2000 compared to 18% in 1999. Changes in the effective rate are primarily due to the distribution of income between taxing jurisdictions.

DIMON Incorporated and Subsidiaries

Nine Months Ended March 31, 2000 Compared to Nine Months Ended March 31, 1999:

Net sales and other operating revenues from continuing operations were $1,145.9 million, a decrease of $318.8 million, or 21.8%, for the nine months ended March 31, 2000 from $1,464.7 million for the same period in 1999. The decrease is primarily due to lower quantities of U.S. and foreign grown tobacco and lower prices for foreign grown tobacco, offset partially by higher prices for U.S. grown tobacco and increased service and processing fees. Quantities of U.S. grown tobacco decreased 33.1% and resulted in decreases of $219.9 million, due to decreased volumes from domestic cigarette manufacturers. Quantities of foreign grown tobacco decreased 10.4% and resulted in decreases of $81.1 million. Quantities of foreign grown tobacco were lower in Africa, Asia and South America, partially offset by higher quantities in Europe. Prices of foreign grown tobacco resulted in a decrease of $36.8 million and related primarily to lower green tobacco prices in South America and Asia. Prices of U.S. tobacco resulted in an increase of $9.9 million and were related primarily to product mix. Service and other processing revenues increased $9.1 million, primarily due to increased revenues related to services provided to the U.S. Flue Cured Stabilization program.

The cost of sales and expenses decreased $341.4 million, or 23.6%, from $1,443.9 million in 1999 to $1,102.5 million in 2000. Most of this decrease relates to the lower quantities of U.S. and foreign grown tobacco and lower prices of foreign grown tobacco. Gross profit increased $10.3 million, or 9.6%, from $107.4 million in 1999 to $117.7 million in 2000. Gross profit as a percentage of sales increased from 7.3% in 1999 to 10.3% in 2000. In 1999 the Company liquidated inventories of old crop tobaccos during a period of depressed leaf prices and also recorded a $5.6 million charge on the 1998 crop in Tanzania. Also, in 1999 the Company initiated a global restructuring plan to match capacities more closely to demand. Both the resolution of inventory problems and the global restructuring plan have resulted in positive variances in gross profit as compared to 1999. Cost of sales and expenses also decreased $12.3 million as selling, administrative and general expenses decreased primarily due to decreased personnel and legal and professional costs.

During 1999 the Company initiated a restructuring plan to improve operating efficiencies by reducing excess capacities. In implementing the plan, the Company incurred total charges of $23.1 million which consisted of $20.2 million related to facility write downs and $2.9 million for personnel related costs.

Interest expense decreased by $7.8 million, or 15.1%, from $51.9 million in 1999 to $44.1 million in 2000. The decrease was primarily due to lower average borrowings, offset partially by an increase in rates.

The effective income tax rate was 23.0% in 2000 compared to 25.7% in 1999. Changes in the effective tax rate are primarily due to the distribution of income between taxing jurisdictions.

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

DIMON's working capital changed from $443.6 million at June 30, 1999 to $418.4 million at March 31, 2000. The current ratio of 1.9 to 1 at June 30, 1999 changed to 2.1 to 1 at March 31, 2000. At March 31, 2000, current assets decreased $134.5 million, or 14.6%, and current liabilities decreased $109.3 million, or 22.8%, from June 30, 1999. Current assets decreased primarily due to decreases in tobacco inventories of $109.7 million and in accounts receivable of $30.4 million. The decreases in tobacco inventory and accounts receivable are due to the Company's continued focus on reducing inventories and on collection of accounts receivable to strengthen its balance sheet. Current liabilities decreased primarily due to the decreases in notes payable to banks of $82.4 million and accounts payable trade of $23.1 million. The decrease in notes payable to banks is due primarily to the reductions in inventories. The decreases in accounts payable trade relate primarily to the completion of the buying cycle in South America.

DIMON Incorporated and Subsidiaries

At March 31, 2000, DIMON had seasonally adjusted lines of credit of $654.4 million. At March 31, 2000, the Company had borrowed $215.0 million under its $654.4 million lines of credit with a weighted average interest rate of 7.05%. At March 31, 2000, unused lines of credit amounted to $372.2 million. Total maximum outstanding borrowings, excluding the long-term credit agreements, during the nine months ended March 31, 2000 were $541.9 million. At March 31, 2000, the Company had $51.9 million of letters of credit outstanding and an additional $15.3 million of letters of credit lines available.

To ensure long-term liquidity, DIMON entered into a $300 million Credit Facility, effective June 29, 1999, with a group of banks. The Company is presently negotiating a new $250 million Credit Facility to replace the existing $300 million facility, on terms substantially equivalent to the existing agreement. It is the Company's intent to finance at least $250 million on a long-term basis. The reduction in the amount of the proposed facility reflects the Company's continued success in reduction of consolidated borrowings and credit requirements. The present Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. At March 31, 2000, a violation of a required borrowing-base covenant was waived by the lenders, and the Company entered into an amendment of the Credit Facility on May 9, 2000, to modify its covenants. The Credit Facility's initial term expires on June 29, 2001, and, subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (9.0% at March 31, 2000). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At March 31, 2000, the Company had no material capital expenditure commitments. The Company believes that the above sources of funds are sufficient to fund the Company's anticipated needs for fiscal 2000. There can be no assurance, however, that these sources of capital will be available in the future or, if available, that these or alternative sources will be available on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

Cash flows provided from operating activities decreased $43.1 million from $191.0 million to $147.9 million for the nine months ended March 31, 2000 from the same period last year, due primarily to the lower decreases in inventories and advances on purchases of tobacco in 2000 compared to 1999 and in restructuring and other asset impairment charges, offset partially by the decrease in accounts receivable, 1999 gain on disposition of discontinued operations, the increase in customer advances and the increase in net income. Cash flows provided by investing activities decreased to $6.9 million in 2000 from $43.8 million in 1999 primarily due to the 1999 proceeds from the sale of discontinued operation, offset partially by the decrease in purchase of property and equipment and the increase in proceeds from the sale of property and equipment. Cash flows used in financing activities were $80.6 million less in 2000 than in 1999 primarily due to increased proceeds from long-term borrowings and decreased cash dividends paid, offset partially by decreased short-term borrowings and repayment of long-term borrowings.

DIMON Incorporated and Subsidiaries

OUTLOOK AND OTHER INFORMATION:

Although the Company believes that there are certain positive fundamentals in the tobacco business on a global basis, in the near term, conditions in foreign supply have negatively affected the Company's results from operations. Shipments from Brazil and Africa have been delayed due to weather conditions. In addition, Zimbabwe is experiencing a period of civil unrest in combination with a deteriorating economy which has led to fuel shortages and an artificially high rate of exchange. If the current political situation continues, the Company could experience significant delays in marketing the crop in fiscal 2001. Also, the Company does not expect the currency devaluations in eastern Europe and former Russian republics and the related effect on purchasing power of customers in those areas to improve in the near term. The Company also believes that threats of additional tobacco related lawsuits in the U.S., with increased excise taxes resulting in increased retail prices and thus lower expected consumption of cigarettes in the U.S., will continue to impact the purchasing decisions, relating to both U.S. and foreign leaf tobacco, of certain of the Company's primary U.S. based customers. While recent smaller crops in the United States have mitigated this situation to a certain extent, the leaf industry has not recovered from the imbalance in supply and demand that has been created by these issues. The Company believes that the risk of further delays in shipments and the realization of lower average prices could continue in future periods.

The Company has experienced significant operational challenges in Africa, especially in Tanzania. Such challenges in Tanzania include the start up of a new factory in October 1998, an unreliable infrastructure which hinders efficient distribution, and losses on farmer advances. Though operating profit has improved in fiscal 2000, the Company believes it is not likely that there will be a significant improvement in sales in Tanzania in the 2001 fiscal year.

See "Factors That May Affect Future Results," below, for important warnings about the forward-looking statements included in this section.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

The foregoing discussion may contain forward-looking statements, generally identified by phrases such as "the Company expects," "believes," "anticipates" or words of similar effect. Certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the remainder of fiscal year 2000 and beyond to differ materially from those expressed in any forward-looking statements made by the Company are discussed above under " OUTLOOK AND OTHER INFORMATION" and in the Company's Annual Report on Form 10-K for the year ended June 30, 1999, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits	10.1	-

Third Amendment and Waiver to Credit Agreement ($300,000,000 Credit Agreement dated June 29, 1999), dated as of May 9, 2000 (the "Amendment"), by and among DIMON Incorporated, a Virginia corporation, the several leaders identified on the signature pages thereto, Bank of America, N.A., formerly NationsBank, N.A., as administrative agent for the lenders, First Union National Bank, as syndication agent for the lenders, and Cooperative Centrale Raiffeisen-Boerenleenbank B.A. and Robobank International, as managing agent for the lenders

		27	-	Financial Data Schedule

(b)	Reports on Form 8-K		-	None

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly a uthorized.

DIMON Incorporated

/s/ Jerry L. Parker
___________________________________________
Date: May 10, 2000	Jerry L. Parker
Senior Vice President - Controller
(Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

EXHIBIT INDEX

Exhibits		Page No.

10.1

Third Amendment and Waiver to Credit Agreement ($300,000,000 Credit Agreement dated June 29, 1999), dated as of May 9, 2000 (the "Amendment"), by and among DIMON Incorporated, a Virginia corporation, the several leaders identified on the signature pages thereto, Bank of America, N.A., formerly NationsBank, N.A., as administrative agent for the lenders, First Union National Bank, as syndication agent for the lenders, and Cooperative Centrale Raiffeisen-Boerenleenbank B.A. and Robobank International, as managing agent for the lenders..............................................................

		16 - 21

27	Financial Data Schedule..........................................	22

