Form 10-K
period 2000-06-30
DIMON INC
filed 2000-09-07
CIK 939930

Page 1 of 177
Exhibit Index
on Pages 60 through 63

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 2000

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from_______________to_______________.

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on August 31, 2000, was approximately $132,403,125. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose.

As of August 31, 2000, there were 44,525,004 shares of Common Stock outstanding.

          Portions of the registrant's definitive Proxy Statement for its 2000 Annual Meeting of Stockholders to be held October 31, 2000, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS
======================================================================================================

THE COMPANY

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

Product

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

The Company deals primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. International brand cigarettes have gained market share in several major foreign markets including Asia (particularly the Pacific Rim), Europe and the Middle East in recent years. International brand cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world. According to the Tobacco Merchants Association, international brand cigarettes represented 48% of worldwide cigarette consumption (excluding China) in 1990, compared to 57% in 1999. As international brand cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by the Company and its competitors has grown accordingly.

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

Markets, Customers and Selling Arrangements

The Company sells its tobacco to manufacturers of cigarettes and other consumer tobacco products located in about 60 countries around the world. The Company ships tobacco to international locations designated by these manufacturers. A majority of the shipments of tobacco are to factories of these manufacturers that are located outside the U.S. In certain countries, the Company also uses sales agents to supplement its selling efforts. Several of the Company's customers individually account for a significant portion of the Company sales in a normal year. In addition, some of the Company's customers have begun to acquire, dispose or consolidate their operations, which may increase the Company's reliance on fewer customers. The loss of any one or more of such customers could have a materially adverse effect on the tobacco business of the Company.

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Of the 2000, 1999, and 1998 sales and other operating revenues, approximately 35%, 37%, and 40%, respectively, were to various tobacco customers which management has been led to believe are owned by or under common control of Japan Tobacco Inc., Philip Morris Companies Inc., or R. J. Reynolds Tobacco Company, Inc., each of which contributed in excess of 10% of total sales. No other customer accounts for more than 10% of the Company's sales. The Company generally has maintained relationships with its customers for over forty years. In fiscal 2000, the Company delivered approximately 28% of its tobacco sales to customers in the U.S., approximately 41% to customers in Europe and the remainder to customers located in Asia, Africa and elsewhere.

The Company believes that the present uncertainty in the litigation and legislative environments has led certain of the Company's key U.S. customers to decrease their global purchase programs significantly. In fiscal 1999, the Company's gross profit on sales to three of its larger U.S. customers, was down approximately $27.5 million from fiscal 1998. In fiscal 2000, the Company's gross profit on sales increased marginally for the three larger U.S. customers from 1999. Other customers have become more opportunistic and have begun taking advantage of the softer global demand for tobacco. In addition, a surplus of flue-cured and burley tobacco has led to smaller crop sizes in the U.S.

In 1999, economic problems in Asia and the former Soviet Union have had an impact on the Company. Weakness in local currencies made it difficult for the Company's customers in these regions to translate local currency sales into U.S. dollar purchases of leaf tobacco, causing shipping delays during much of fiscal 1999. The economies in Asia seem to have rebounded during fiscal 2000, although the countries in the former Soviet Union continue to experience economic problems.

However, the Company believes that its reduced sales and profit margins represent a temporary adjustment in world leaf demand. The Company has taken steps that may mitigate the effect of current market conditions. In March 1999, the Company announced the closure of its Kinston, North Carolina processing facility and the substantial reorganization of its North American operations. To further improve the operating efficiency of its Brazilian operations, the Company sold one of three production facilities in August 1999. The Company believes that this action, together with other global cost efficiency initiatives implemented during fiscal year 1999, have helped the Company achieve operating cost savings. See " Management's Discussion and Analysis of Financial Conditions and Results of Operations - Factors That May Affect Future Results."

As of June 30, 2000, the Company's consolidated entities had tobacco inventories of $383.9 million and had significant commitments or indications from customers for purchases of tobacco. The Company expects to deliver substantially all of the June 30, 2000 orders in fiscal 2001. The level of purchase commitments for tobacco fluctuates from period to period and is significant only to the extent that it reflects short-term changes in demand for leaf tobacco. The Company typically makes approximately 90% of its leaf tobacco auction purchases pursuant to customer orders or supply contracts or customer indications of anticipated need, with most purchases made based on indications. Customers are legally bound to purchase tobacco purchased by the Company pursuant to orders, but no contractual obligation exists with respect to tobacco purchased in response to indications. However, the Company has done business with most of its customers for many years and has never experienced a significant failure of customers to purchase tobacco for which they have given indications.

The Company has agreements with R. J. Reynolds Tobacco Company and Lorillard Tobacco Company to purchase and process their entire domestic auction market tobacco requirements. Generally, the agreements establish a framework for pricing the Company's services (which generally is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices), but do not provide for minimum purchases and are terminable upon reasonable notice. Other than these contracts, the Company has no significant supply agreements with its customers.

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

Operations

The Company has developed an extensive international network through which it purchases, processes and sells tobacco. In addition to its processing facilities in Virginia and North Carolina, the Company owns or has an interest in processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Bulgaria, Greece, Macedonia and Turkey, the leading exporters of Oriental tobacco. The Company also has processing facilities in Germany, Italy, Tanzania and Thailand. The Company has historically contracted with third parties for the processing of tobacco in certain countries including Canada, Chile, China, Congo, Guatemala, India, Spain and certain countries of the former Soviet Union. In addition, the Company has entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China, and India.

The Company purchases tobacco in 37 countries. Although a significant portion of the dollar value of tobacco purchased by the Company is produced domestically, the relative importance of tobacco grown overseas to the Company's profitability has increased steadily. During fiscal 2000, approximately 42% of the dollar value of tobacco purchased by the Company was purchased in the U.S. Approximately 15%, 10% and 4% of the dollar value of tobacco purchased by the Company during fiscal 2000 was purchased in Brazil, Zimbabwe and Malawi, respectively.

Tobacco is purchased at auction or directly from growers. Tobacco grown in the U.S., Canada, Malawi and Zimbabwe is purchased by the Company principally on auction markets. The Company purchases domestic tobacco on the flue-cured, burley and air-cured auction markets in Florida, Georgia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and Virginia for shipment to the Company's facilities in North Carolina and Virginia for processing to customer specification. The Company usually purchases tobacco at the auction markets after receiving specific customer orders or indications of customers' upcoming needs. The Company's network of tobacco buyers allows the Company to cover the major auctions of flue-cured and burley tobacco throughout the world. These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco. In the United States, there has been speculation in the industry about the possibility of purchasing tobacco under contract directly from growers rather than through the auction system. For the 2000 U.S. flue-cured and burley tobacco crops, several U.S. cigarette manufacturers have initiated contract buying with farmers. The Company is unable to predict whether or the extent to which such changes in purchasing methods may occur or the effect that it would have on the Company's business.

In non-auction markets such as Argentina, Brazil, Bulgaria, Greece, Mexico, Kyrgyzstan, Spain, Tanzania, and Turkey, the Company purchases tobacco directly from farmers or from local entities that have arranged for purchase from farmers. These direct purchases are often made by the Company based upon its projection of the needs of its long-standing customers rather than against specific purchase orders. The Company's arrangements with farmers vary from locale to locale depending on the Company's predictions of future supply and demand, local historical practice and availability of capital. For example, in Brazil, the Company generally contracts to purchase a farmer's entire tobacco crop at the market price at the time of harvest based on the quality of the tobacco delivered. Pursuant to these purchase contracts, the Company provides farmers with fertilizer and other materials necessary to grow tobacco and may extend loans to farmers to finance the crop. Under longer-term arrangements with farmers, the Company may also finance farmers' construction of curing barns.

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

The Company processes tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. The Company processes tobacco in 29 facilities located throughout the world. Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality. Accordingly, the Company has located its processing facilities in proximity to its principal sources of tobacco.

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

The Company's dark tobacco operation, CdF, maintains its administrative and sales headquarters in Barcelona and has operations in the major dark tobacco producing countries including Colombia, Dominican Republic, Indonesia, Northern Brazil, Paraguay, and the Philippines.

Seasonality and Working Capital Practices

The purchasing and processing activities of the Company's tobacco business are seasonal. Flue-cured tobacco grown in the U.S. is purchased generally during the five-month period beginning in July and ending in November. U.S.-grown burley tobacco is purchased usually from late November through January or February. Tobacco grown in Brazil is purchased usually from January through June and delivered from January to July. Other markets around the world have similar purchasing periods, although at different times of the year.

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

Employees

The Company's consolidated entities employed about 2,900 persons, excluding seasonal employees, in its worldwide operations at June 30, 2000. In the U.S. operations, the Company's consolidated entities employed about 590 employees at June 30, 2000. During processing periods the seasonal employees in the U.S. would number approximately 1,200. Most U.S. seasonal employees are covered by collective bargaining agreements with two local labor unions. Most of the full-time employees of the Company are not covered by collective bargaining agreements. In the non-U.S. operations, the Company's consolidated entities employed about 2,310 persons, excluding 7,050 seasonal employees at June 30, 2000. The Company considers its employee relations to be satisfactory.

Government Regulation and Environmental Compliance

See "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Factors That May Affect Future Results" for a discussion of government regulation and environmental compliance.

Financial Information About Industry Segments, Foreign And Domestic Operations, And Export Sales

The Company is engaged in the tobacco business: the purchasing, processing, selling and storing of leaf tobacco. Financial information concerning the Company's reporting is included in Note O to the Notes to Consolidated Financial Statements. Information with respect to the Company's working capital appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources."

ITEM 2.	PROPERTIES

Following is a description of the material properties of the Company:
Corporate
The Company's corporate headquarters are located in Danville, Virginia, and the North American tobacco operations are headquartered in Farmville, North Carolina.
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

The following is a listing of the various material properties used in operations:
		AREA IN
LOCATION	USE	SQUARE FEET
___________________________________________________________________________________________________________________
UNITED STATES
DANVILLE, VA.	FACTORY/STORAGE	1,891,000
GREENVILLE, N.C.	STORAGE	745,000
FARMVILLE, N.C.	FACTORY/STORAGE	943,000
LAKE CITY, S.C.	STORAGE	252,000
ROCKY MOUNT, N.C.	FACTORY/STORAGE	239,000

SOUTH AMERICA
VERA CRUZ, BRAZIL	STORAGE	380,000
SANTA CRUZ, BRAZIL	FACTORY/STORAGE	1,089,000
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE	896,000

AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE	665,000
HARARE, ZIMBABWE	FACTORY/STORAGE	1,080,000
MOROGORO, TANZANIA	FACTORY/STORAGE	701,000

EUROPE
KARLSRUHE, GERMANY	FACTORY/STORAGE	404,000
THESSALONIKI, GREECE	FACTORY/STORAGE	106,000
SPARANISE, ITALY	FACTORY/STORAGE	466,000
IZMIR, TURKEY	FACTORY(2)/STORAGE	839,000

ASIA
LAMPHUN, THAILAND	FACTORY/STORAGE	181,000

ITEM 3.	LEGAL PROCEEDINGS

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of all executive officers of the Company, as of June 30, 2000, are set forth below. Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	POSITION
__________________________________________________________________________________________________________________
Brian J. Harker	50

President and Chief Executive Officer of DIMON since May 1999; prior thereto President since March 1999; prior thereto Executive Vice President and Chief Financial Officer since October 1996; prior thereto Senior Vice President of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

James A. Cooley	49	Senior Vice President-Chief Financial Officer of DIMON since February 1999; prior thereto Senior Vice President-Treasurer since September 1997; prior thereto Vice President-Treasurer.
Larry R. Corbett	54

Senior Vice President-Regional Executive North America/Asia of DIMON since March 1999; prior thereto Senior Vice President-Regional Executive North America since March 1998; prior thereto Senior Vice President-North American Region, DIMON International, Inc., a wholly-owned subsidiary of DIMON.

Steve B. Daniels	42

Senior Vice President-Regional Executive Latin America/Africa of DIMON since March 1999; prior thereto Senior Vice President-Regional Executive Latin America since March 1998; prior thereto Senior Vice-President-Brazil/South America Region, DIMON International, Inc., a wholly-owned subsidiary of DIMON.

Gustav R. Stangl	44

Senior Vice President-Regional Executive Europe of DIMON since March 1999; prior thereto Vice President and Managing Director-Oriental Operations of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

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

	DIMON
	Common Stock
			Dividends
	High	Low	Declared
	____________________________________________
Fiscal Year 2000
Fourth Quarter..............................................	$ 3.25	$ 1.94	$.05
Third Quarter................................................	3.38	2.25	.05
Second Quarter..............................................	4.00	2.81	.05
First Quarter.................................................	6.00	3.75	.05

Fiscal Year 1999
Fourth Quarter..............................................	$ 6.50	$ 3.25	$.05
Third Quarter................................................	7.94	3.81	.09
Second Quarter..............................................	13.50	6.56	.09
First Quarter.................................................	12.31	8.69	.17

As of June 30, 2000, there were approximately 4,900 shareholders, including approximately 3,825 beneficial holders of DIMON Incorporated's Common Stock. The Company pays dividends quarterly.
The Company is subject to certain restrictions on its ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Restrictions of Dividends."

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS
DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands, except per share amounts	__________________________________________________________________________
and number of stockholders)	2000	1999	1998	1997**	1996
======================================================================================================
Summary of Operations
Sales and other operating revenues......	$1,473,630	$1,815,223	$2,171,803	$2,125,739	$1,770,166
Restructuring (recovery), asset
impairment and merger costs........	(211)	25,932	-	3,864	15,858
Income (loss) before income from
discontinued operations
and extraordinary item.................	17,988	(28,378)	41,829	72,568	37,120
Income from discontinued
operations, net of income taxes.......	-	22,912	1,820	4,605	2,750
Extraordinary item:
Partial recovery on Iraqi
receivable, net of income tax...........	-	-	-	-	1,400
___________________________________________________________________________________________________________________
Net Income (Loss)	17,988	(5,466)	43,649	77,173	41,270
___________________________________________________________________________________________________________________
Per Share Statistics
Basic Earnings Per Share:
Income (loss) before income (loss)
from discontinued operations
and extraordinary item................	$ .40	$ (.63)	$ .94	$ 1.69	$ .93
Net income (loss).........................	.40	(.12)	.98	1.80	1.04

Diluted Earnings Per Share:
Income (loss) before income (loss)
from discontinued operations
and extraordinary item................	.40 *	(.63)*	.94 *	1.67	.92
Net income (loss).........................	.40 *	(.12)*	.98 *	1.77	1.01

Dividends paid...............................	.20	. 40.66		.585	.54
Book value...................................	9.06	8.91	9.48	9.21	7.46
___________________________________________________________________________________________________________________

Balance Sheet Data
Working capital.............................	$ 433,735	$ 443,602	$ 706,384	$ 699,993	$ 422,342
Total assets..................................	1,266,749	1,479,194	1,797,478	1,987,603	1,020,014
Revolving Credit Notes and
Other Long-Term Debt..................	400,856	458,180	673,699	702,826	390,871
Convertible Subordinated Debentures...	73,328	73,328	123,328	123,328	-
Stockholders' equity........................	403,504	396,539	421,930	408,263	315,848
___________________________________________________________________________________________________________________
Other Statistics
Common shares outstanding
at year end.................................	44,525	44,525	44,525	44,312	42,366
Number of stockholders
at year end (1)............................	4,899	5,729	4,576	4,357	4,596
___________________________________________________________________________________________________________________

*	For 1998, 1999 and 2000, assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
**	See Note C to the consolidated financial statements for a discussion of acquisition.
(1)	Includes the number of Stockholders of record and non-objecting beneficial owners.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
======================================================================================================

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

          On April 1, 1997, the Company acquired all the outstanding capital stock of Intabex. The acquisition of Intabex was accounted for under the purchase method of accounting and, accordingly, no restatement has been made to the Company's historical financial information. The financial information of the Company includes that of Intabex for periods beginning after March 31, 1997.

          On August 12, 1998, the Company signed a definitive agreement to sell the assets of its flower business for approximately $90 million in cash and assumed debt. As a result of the sale, the flower business has been reflected as a discontinued operation in the Company's income statements for all periods presented.

          On March 22, 1999, the Company announced that it planned to close its tobacco processing plant in Kinston, North Carolina, reduce staffing at its processing facility in Farmville, North Carolina, and substantially downsize its leaf tobacco buying department in the United States. These actions were the result of smaller U.S. tobacco crops anticipated in 1999 and beyond. The Company also planned to close a processing facility and sales office in Brazil and a processing facility in Germany. As of June 30, 1999, the Company recognized $25.9 million in pre-tax charges related to this restructuring and asset impairment, of which approximately $20.8 million was non-cash.

          During the year ended June 30, 1999, the Company severed approximately 200 employees, primarily in the United States, and expensed $5.1 million for severance costs. As of June 30, 2000, severance paid out totaled $4.0 million. Cash outlays for severance to be paid out in fiscal 2001 are approximately $1.1 million.

          Asset writedowns incurred during 1999 in connection with the restructuring included a charge of $10.7 million associated with the closing and planned disposal of property, plant and equipment in the facilities mentioned above.

          In addition, global overcapacity of tobacco caused management to believe that certain assets should be analyzed for impairment. The analysis, based on undiscounted cash flows, resulted in an impairment writedown in 1999 of $10.1 million for assets which have been identified as available-for-sale by the Company in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). In accordance with SFAS 121, when an impairment writedown is required, the related assets are adjusted to their estimated fair value. In determining fair value, the Company considered the range of preliminary purchase prices being discussed with potential buyers as well as third-party appraisals.

          The estimated market value of the assets written down as part of the restructuring and asset impairment costs, consisting primarily of buildings and machinery and equipment, was approximately $24.2 million.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations
======================================================================================================

The following table expresses items in the Statements of Consolidated Income and Comprehensive Income as a percentage of sales for each of the three most recent years. Any reference in the table and the following discussion to any given year is a reference to the Company's fiscal year ended June 30.

	Years Ended
	June 30
	_____________________________________________
	2000	1999	1998
===================================================================================================
Sales and other operating revenues..............................	100.0%	100.0%	100.0%
Cost of goods and services and expenses.......................	87.3	91.4	88.0
Selling, administrative and general expenses..................	7.2	6.5	5.5
Restructuring and asset impairment costs......................	-	1.4	-
Recovery from litigation settlement.............................	-	(.9)	-
	_____________________________________________

Operating income...................................................	5.5	1.6	6.5

Interest expense.....................................................	(3.9)	(3.6)	(3.9)
	_____________________________________________
Income (loss) from continuing operations
before income taxes and income from
discontinued operations.........................................	1.6	(2.0)	2.6

Income taxes.........................................................	(.4)	.5	(.7)

Income from discontinued operations...........................	-	1.2	.1
	_____________________________________________
Net income (loss)...................................................	1.2	(.3)	2.0
________________________________________________________________________________________________________________

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the Year Ended June 30, 2000 to the Year Ended June 30, 1999
======================================================================================================

The Company's sales and other operating revenues were $1.474 billion, a decrease of 18.8% from $1.815 billion in 1999 primarily due to lower quantities of U.S. and foreign grown tobacco, lower prices of foreign grown tobacco and lower foreign service and processing revenues, offset partially by higher prices of U.S. grown tobacco and higher U.S. service and processing revenues. Changes in quantities from 1999 resulted in decreases of $215.0 million on U.S. grown tobacco and $85.0 million on foreign grown tobacco. The decreases in foreign grown tobacco are primarily due to lower quantities in Africa and Asia, partially offset by higher quantities in Europe and South America. Prices of foreign grown tobacco decreased from 1999 and resulted in a decrease in revenue of $61.1 million. Lower prices of foreign grown tobaccos were primarily due to lower green prices. Prices of U.S. grown tobacco increased from 1999 resulting in an increase in revenue of $8.3 million. Service and processing revenue increased $11.8 million primarily due to increased services provided to the U.S. Flue Cured Stabilization program.

          The cost of sales and expenses decreased $383 million or 21.6% from $1.776 billion in 1999 to $1.393 billion in 2000. Most of the decrease is the direct result of lower volumes sold and lower average prices. Gross profit increased 19.2% from $157.2 million in 1999 to $187.5 million in 2000. Gross profit as a percentage of sales increased from 8.6% in 1999 to 12.7% in 2000. In 1999, the gross profit was negatively impacted by reduction of old crop inventories during a time of depressed leaf prices. In 1999, the Company initiated a global restructuring plan to more closely match capacities to demand. Both the resolution of the inventory problems and the global restructuring plan have resulted in improving gross margin. Cost of sales and expenses were also reduced by $11.2 million as selling, administrative and general expenses decreased primarily due to decreased personnel and legal and professional costs .

Restructuring and asset impairment costs were $25.9 million in 1999. These costs included $20.8 million for facilities and $5.1 million for personnel related costs .
Interest expense decreased $8.4 million from $66.1 million in 1999 to $57.7 million in 2000. The decrease relates primarily to lower borrowings, partially offset by increases in interest rates.
The effective tax rate for 2000 was 23% compared to 23.9% in 1999. The change in tax rate is the result of the distribution of income between taxing jurisdictions.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the Year Ended June 30, 1999 to the Year Ended June 30, 1998
======================================================================================================

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

Liquidity and Capital Resources
======================================================================================================
The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.
	Years Ended June 30
	______________________________________________
(in thousands, except for current ratio)	2000	1999	1998
==================================================================================================
Cash and cash equivalents.........................................	$ 27,249	$ 21,451	$ 18,729
Net trade receivables...............................................	222,754	260,593	319,295
Inventories and advances on purchases of tobacco............	463,801	606,534	804,817
Total current assets.................................................	753,874	922,500	1,208,890
Notes payable to banks............................................	198,095	297,376	282,470
Accounts payable...................................................	71,554	94,169	96,483
Total current liabilities.............................................	320,139	478,898	502,506
Current ratio.........................................................	2.4 to 1	1.9 to 1	2.4 to 1
Revolving Credit Notes and Other Long-Term Debt.........	275,856	333,180	548,699
Convertible Subordinated Debentures...........................	73,328	73,328	123,328
Senior Notes.........................................................	125,000	125,000	125,000
Stockholders' equity................................................	403,504	396,539	421,930
Purchase of property and equipment.............................	11,962	32,156	61,168
Proceeds from sale of property and equipment................	9,559	3,843	24,597
Depreciation and amortization....................................	43,986	45,141	43,476
______________________________________________________________________________________________________________

          The Company's operating profits fluctuate from year to year, primarily due to the effects of worldwide supply and demand on the Company's inventory positions and government regulations. See "Factors that May Affect Future Results - Variability of Annual and Quarterly Financial Results."

          The purchasing and processing activities of the Company's business are seasonal. The Company's need for capital fluctuates accordingly and, at any of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or less than at year end. The Company historically has needed capital in excess of cash flow from operations to finance inventory and accounts receivable. The Company also prefinances tobacco crops in certain foreign countries including Argentina, Brazil, Dominican Republic and Indonesia by making cash advances to farmers prior to and during the growing season.

          The Company's working capital decreased from $444 million at June 30, 1999 to $434 million at June 30, 2000. The Company's current ratio was 2.4 to 1 at June 30, 2000 compared to 1.9 to 1 at June 30, 1999. At June 30, 2000 current assets had decreased $168.6 million and current liabilities had decreased $158.8 million from June 30, 1999. The $168.6 million decrease in current assets is primarily due to the $142.7 million decrease in inventories and advances on purchases of tobacco and the $37.8 million decrease in accounts receivable, offset partially by an $11.6 million increase in current deferred and recoverable taxes. The $158.8 million decrease in current liabilities relates primarily to a $99.3 million decrease in notes payable, a $22.6 million decrease in accounts payable, a $22.7 million decrease in accrued expenses and a $14.8 million decrease in advances from customers. The decreases in inventories and advances on purchases of tobacco is the result of the Company's continued efforts to liquidate inventories and to de-leverage its balance sheet.

          Cash flows from operating activities were $177.7 million in 2000 as compared to $181.5 million in 1999 and $57.3 in 1998. The decrease in cash flow from operating activities in 2000 compared to 1999 is primarily due to decreases of $36.1 million in cash flows provided from current assets and $9.7 million more cash used to reduce current liabilities, partially offset by a $23.5 million increase in net income and changes of $11.9 million in the non-recurring items consisting of restructuring and asset impairment charges, recovery from litigation settlement and change in discontinued operations.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)
======================================================================================================

The increase in cash flows from operating activities in 1999 compared to 1998 was due to changes in current assets and liabilities, primarily the decrease in inventories and advances to suppliers, offset partially by the change in net income. Cash flows provided by investing activities were $3.6 million in 2000 compared to $43.7 million in 1999 and a usage of $37.1 million in 1998. The decrease in 2000 from 1999 is primarily due to the proceeds from the sale of discontinued operations and related assets in 1999, offset partially by lower purchases of property and equipment and higher proceeds from sales of property and equipment. The increased cash from investing activities in 1999 as compared to 1998 is primarily due to proceeds from the sale of discontinued operations and related assets, proceeds from subsidiary sales and lower purchases of property and equipment, offset partially by lower proceeds from the sale of property and equipment. In 2000, $172.8 million was used by financing activities compared to $220.0 million in 1999 and $108.3 million in 1998. The decreased usage in 2000 compared to 1999 relates to lower net debt repayments as well as lower dividends paid. The increased usage in 1999 compared to 1998 is primarily due to net debt repayments. Additionally, in fiscal 1999, the Company cancelled $50.0 million of Convertible Subordinated Debentures as a result of the Intabex Settlement as described in Note C to the Consolidated Financial Statements.

          At June 30, 2000, the Company had seasonally adjusted lines of credit of $592.6 million. At June 30, 2000, the Company had borrowed $198.1 million under its $592.6 million lines of credit with a weighted average interest rate of 7.72%. At June 30, 2000, unused short-term lines of credit amounted to $334.5 million. Total maximum borrowings, excluding the long-term credit agreements, during the fiscal year were $541.9 million. At June 30, 2000, the Company had $19.3 million of letters of credit outstanding and an additional $40.7 million of letters of credit lines available.

          To ensure long-term liquidity, DIMON entered into a $250 million New Credit Facility, effective June 27, 2000, with a group of seven banks, which replaced DIMON's $300 million credit facility. The Company had $220 million of borrowings under this agreement at June 30, 2000. The Company used the New Credit Facility to classify $30 million of working capital loans to Revolving Credit Notes at June 30, 2000. It is the Company's intent to finance at least $250 million on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The New Credit Facility's initial term expires on June 27, 2002, and, subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (9.50% at June 30, 2000). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

          The Company has historically financed its operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances, cash from operations and equity and equity-linked securities. At June 30, 2000, the Company had no material capital expenditure commitments. The Company believes that these sources of funds are sufficient to fund the Company's anticipated needs for 2001. There can be no assurance, however, that other alternative sources of capital will be available in the future or, if available, that any such alternative sources will be available on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

          The Company's off-balance sheet financing is not material. Certain operating leases were acquired with the acquisition of, or have been added by, several foreign processing facilities. However, most operating assets are of long-term and continuing benefit and the Company has generally purchased these assets.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax and Repatriation Matters
======================================================================================================

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

Accounting Matters
======================================================================================================

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays implementation of FASB No. 133 until years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends FASB 133. These related statements will be effective for the Company's September 30, 2000, interim financial statements. The Company does not expect these statements to have a material impact on the Company's financial position or results of operations upon adoption.

Factors that May Affect Future Results
======================================================================================================

The foregoing discussion contains certain forward-looking statements, generally identified by phrases such as "the Company expects" or words of similar effect. The following important factors, among other things, in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

Taxes, Legislation, Regulation, Litigation and Other Matters Regarding Tobacco and Smoking

The tobacco industry, both in the United States and abroad, has faced, and continues to face, a number of issues that may reduce the consumption of cigarettes and adversely affect the business, sales volume, results of operations, cash flows and financial position of the Company.

These issues, some of which are more fully discussed below, include:
•

legislation or other governmental action seeking to ascribe to the tobacco product manufacturers responsibility and liability for the purported adverse health effects associated with both smoking and exposure to environmental tobacco smoke ("ETS");

•	increased smoking and health litigation and jury verdicts against tobacco product manufacturers;
•	retail price increases in the United States related to the settlement of certain tobacco litigation against consumer tobacco-product manufacturers;
•	actual and proposed excise tax increases on consumer tobacco products;
•	governmental and grand jury investigations;
•

actual and proposed requirements regarding disclosure of cigarette ingredients and other proprietary information, as well as the testing and reporting of the yields of "tar," nicotine and other constituents found in cigarette smoke;

•	governmental and private bans and restrictions on smoking;
•	actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;
•	actual and proposed restrictions on tobacco product manufacturing, marketing, advertising and sales;
•	proposed legislation to eliminate the U.S. tax deductibility of tobacco product advertising and promotional costs;
•	the diminishing social acceptance of smoking and increased pressure from anti-smoking groups and unfavorable press reports; and
•	other tobacco product legislation that may be considered by Congress, the states and other countries.

Tobacco Product Manufacturer Litigation

The leading cigarette manufacturers face hundreds of lawsuits brought throughout the United States and, to a lesser extent, the world. Such suits have been brought on behalf of (i) individuals and classes of individuals alleging personal injury and (ii) federal, state and local governments seeking recovery of health care costs allegedly caused by cigarette smoking, as well as other groups such as unions, health maintenance organizations, federal and state taxpayers, Native American tribes and others. Damages claimed in some of the smoking and health class actions and health care costs recovery cases range into the billions of dollars. Plaintiffs continue to file more such suits. In September of 1999, the United States Department of Justice filed a lawsuit against the leading cigarette manufacturers, seeking to recover billions of dollars in alleged federal smoking-related health care costs.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tobacco Product Manufacturer Litigation (Continued)

          There have been several jury verdicts in tobacco product litigation during the past three years. In July 2000, the jury in the Engle smoking and health class action trial underway in Florida returned a verdict against the cigarette manufacturer defendants. That jury found, among other things, that smoking cigarettes causes 20 diseases or medical conditions, that cigarettes are addictive or dependence-producing, defective and unreasonably dangerous and that certain cigarette manufacturers that were defendants in that case made materially false statements with the intention of misleading smokers, concealed or omitted material information concerning the health effects and/or the addictive nature of smoking cigarettes, and were negligent and engaged in extreme and outrageous conduct or acted with reckless disregard with the intent to inflict emotional distress. In April 2000, that jury determined liability against the defendants and awarded $12.7 million in compensatory damages to three of the several named plaintiffs. On July 14, 2000, the same jury returned a verdict assessing punitive damages on a lump sum basis for the entire class totaling approximately $145 billion against the various defendants in the case. This class action case is still in progress and a final judgment has not been entered.

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

Key provisions of the MSA are as follows:
•

payments of $206 billion over 25 years from the cigarette manufacturers to the states based on each state's Medicaid population (Medicaid expenses to treat residents have been the basis for many of the claims against the cigarette manufacturers);

•	marketing and advertising restrictions, including bans on cartoon characters, point-of-sale advertising, billboards, bus and taxi placards and sponsorships of sporting events by brand names;
•	disband the Tobacco Institute, the Council for Tobacco Research and the Council for Indoor Air Research;
•	elimination of vending machine sales and requirements that all tobacco products be behind a counter; and
•	payments of $1.7 billion for educational efforts about the dangers of smoking and discouraging youth smoking.

          Lastly, the State Settlement Agreements also include provisions relating to advertising and marketing restrictions, public disclosure of certain industry documents, limitations on challenges to certain tobacco product control and underage use laws, lobbying activities and other provisions. It is not possible to predict the extent to which these actions might adversely affect the Company's business.

          It is not possible to predict the outcome of the litigation pending against the U.S. cigarette manufacturers. Litigation is subject to many uncertainties, and it is possible that some of these actions could be decided unfavorably. An unfavorable outcome or settlement of a pending smoking and health or health care cost recovery case could encourage the commencement of additional, similar litigation. Adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco product industry continue to receive widespread media attention. These developments may negatively affect the perception of potential judges and juries with respect to the tobacco product industry, possibly to the detriment of certain pending litigation, and may prompt the commencement of additional, similar litigation. Although DIMON is not a party to the litigation against the tobacco product manufacturers or the MSA, determinations that are adverse to the manufacturers could adversely affect their purchases as customers of the Company.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Legislative and Regulatory Matters

In recent years, various members of Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes, and further restrict certain advertising of cigarettes and eliminate or reduce the tax deductibility of tobacco product advertising. It is not possible to determine the outcome of these regulatory initiatives or the related litigation discussed above, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, the business, volume, results of operations, cash flows and financial position of the Company could be materially adversely affected .

          Reports with respect to the alleged harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the " addictive" nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the " addictive" nature of cigarette smoking in adolescence.

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

          In addition, from time to time, the leaf tobacco industry has been the subject of government investigations regarding trade practices. In September 1998, the Company and several of its employees received subpoenas relating to an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry. The Company has received notice that this investigation has been concluded without any action taken against DIMON.

          Due to the present litigation, regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales may not continue and that existing sales may decline. However, it is not possible to predict the extent to which any of these issues may affect the Company's business.

Reliance on Significant Customers

The Company's customers are manufacturers of cigarette and tobacco products located in approximately 60 countries around the world. Several of these customers individually account for a significant portion of the Company's sales in a normal year, and the loss of any one or more of such customers could have a material adverse effect on the Company's results of operations. Approximately 35% and 37% of the Company's consolidated tobacco sales for 2000 and 1999 were to three companies. See Note O to the Company's Consolidated Financial Statements for the year ended June 30, 2000, included herein.

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

          The Company's tobacco business is generally conducted in U.S. dollars, as is the business of the industry as a whole. Accordingly, there is minimal currency risk related to the sale of tobaccos. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. The Company attempts to minimize such currency risks by matching the timing of its working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country of tobacco origin. Fluctuations in the value of foreign currencies can significantly affect the Company's operating results. See Note P to the Company's Consolidated Financial Statements for the year ended June 30, 2000, included herein.

          The Company has expanded its international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco. The Company has significant investments in its purchasing, processing and exporting operations in southern Brazil, Indonesia, Thailand and the African countries of Malawi, Tanzania and Zimbabwe. In particular, the Company derives significant operating profit from its operations in southern Brazil. In recent years, these countries' economic problems have received wide publicity related to devaluation of the local currency and inflation. While devaluation can affect the Company's purchase costs of tobacco and its processing costs, they have not and are not expected to adversely affect the Company's ability to export tobacco from these countries.

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

Restrictions on Dividends
======================================================================================================

Under the terms of the Indenture, dated May 29, 1996, between the Company and SunTrust Banks, Inc. (formerly Crestar Bank), as trustee (the "Indenture"), relating to the Company's 8 7/8% Senior Notes due 2006 (the "Notes"), the Company will not be permitted to make certain restricted payments, including cash dividends on Common Stock, under certain circumstances. The Company generally may make such restricted payments, provided that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities. At June 30, 2000 and 1999, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $32.6 million and $31.2 million, respectively.

Year 2000 Issue
======================================================================================================

DIMON's management recognized the importance of early preparation and planning for the millennium change. The Company's Y2K project began in 1996 and was managed by a "project management office" that remained in place until the critical millennium dates had passed. The Company experienced no disruptions or unexpected expenses as a result of the millennium change.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The EURO
======================================================================================================

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

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item, to the extent applicable, is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations" above. Also see Note F to the Consolidated Financial Statements regarding Financial Instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
DIMON Incorporated and Subsidiaries
	Years Ended June 30
	_____________________________________
(in thousands, except per share data)	2000	1999	1998
======================================================================================================
Sales and other operating revenues.....................................	$1,473,630	$1,815,223	$2,171,803
Cost of goods and services sold.........................................	1,286,128	1,657,984	1,911,843
	______________________________________________
	187,502	157,239	259,960
Selling, administrative and general expenses.........................	106,657	117,826	120,202
Restructuring (recovery) and asset impairment costs................	(211)	25,932	-
Recovery from litigation settlement....................................	-	(15,353)	-
	______________________________________________
Operating Income......................................................	81,056	28,834	139,758

Interest Expense...........................................................	57,704	66,123	83,769
	______________________________________________
Income (loss) from continuing operations before income taxes, equity in net income (loss) of investee companies and
income from discontinued operations..............................	23,352	(37,289)	55,989
Income taxes (benefit)....................................................	5,381	(8,923)	14,725
	______________________________________________
Income (loss) from continuing operations before equity in net income (loss) of investee companies and income from
discontinued operations...............................................	17,971	(28,366)	41,264
Equity in net income (loss) of investee companies (net of income
taxes)....................................................................	17	(12)	565
	______________________________________________
Income (loss) from continuing operations before income
from discontinued operations........................................	17,988	(28,378)	41,829
Discontinued business:
Income (loss) from operations, net of income taxes.............		(841)	1,820
Gain on disposal, net of $4,288 tax................................	-	23,753	-
	______________________________________________
NET INCOME (LOSS)..................................................	$ 17,988	$ (5,466)	$ 43,649
	=========================================
Other Comprehensive Income:
Net Income (Loss).....................................................	$ 17,988	$ (5,466)	$ 43,649
Increase in Equity Currency Conversion..........................	(2,576)	(2,448)	(3,334)
Increase (Decrease) in Additional Minimum
Pension Liability.......................................................	456	333	(498)
	______________________________________________
TOTAL COMPREHENSIVE INCOME (LOSS)....................	$ 15,868	$ (7,581)	$ 39,817
	=========================================
Basic Earnings Per Share
Income (loss) from continuing operations before
discontinued operations...........................................	$.40	$(.63)	$.94
Discontinued operations..............................................	-	.51	.04
	______________________________________________
Net Income (Loss).....................................................	$.40	$(.12)	$.98
	=========================================
Diluted Earnings Per Share
Income (loss) from continuing operations before
discontinued operations...........................................	$.40	$(.63)	$.94
Discontinued operations..............................................	-	.51	.04
	_______________________________________________
Net Income (Loss).....................................................	$.40	$(.12)	$.98
__________________________________________________________________________________________________________________
See notes to consolidated financial statements
-23-

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEET
DIMON Incorporated and Subsidiaries

	June 30
	____________________________________
(in thousands)	2000	1999
====================================================================================================
ASSETS
Current assets
Cash and cash equivalents................................................	$ 27,249	$ 21,451
Notes receivable...........................................................	4,707	4,744
Trade receivables, net of allowances (2000 - $7,264,
1999 - $8,221)...........................................................	222,754	260,593
Inventories:
Tobacco...................................................................	383,881	486,620
Other......................................................................	16,351	23,059
Advances on purchases of tobacco.....................................	63,569	96,855
Current deferred and recoverable income taxes......................	21,413	9,851
Prepaid expenses and other assets......................................	13,950	19,327
	____________________________________
Total current assets........................................................	753,874	922,500
	____________________________________

Investments and other assets
Equity in net assets of investee companies............................	3,175	6,119
Other investments.........................................................	6,184	11,740
Notes receivable...........................................................	10,038	7,059
Other.........................................................................	22,689	15,308
	____________________________________
	42,086	40,226
	____________________________________

Intangible assets
Excess of cost over related net assets of
businesses acquired.....................................................	165,163	171,596
Production and supply contracts........................................	11,685	19,091
Pension asset...............................................................	1,456	3,982
	____________________________________
	178,304	194,669
	____________________________________
Property, plant and equipment
Land.........................................................................	18,795	19,772
Buildings....................................................................	178,508	180,621
Machinery and equipment................................................	201,238	208,498
Allowances for depreciation.............................................	(121,325)	(109,145)
	____________________________________
	277,216	299,746
	____________________________________

Deferred taxes and other deferred charges...............................	15,269	22,053
	____________________________________
	$1,266,749	$1,479,194

___________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEET
DIMON Incorporated and Subsidiaries

			June 30
			____________________________________
(in thousands)			2000	1999
====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks....................................................			$ 198,095	$ 297,376
Accounts payable:
Trade......................................................................			53,348	70,988
Officers and employees................................................			6,077	6,135
Other......................................................................			12,129	17,046
Advances from customers................................................			18,555	33,342
Accrued expenses..........................................................			21,963	44,695
Income taxes................................................................			4,651	2,277
Long-term debt current...................................................			5,321	7,039
			____________________________________
Total current liabilities...............................................			320,139	478,898
			____________________________________
Long-term debt
Revolving Credit Notes and Other......................................			275,856	333,180
Convertible Subordinated Debentures..................................			73,328	73,328
Senior Notes................................................................			125,000	125,000
			____________________________________
			474,184	531,508
			____________________________________

Deferred credits:
Income taxes................................................................			14,980	24,033
Compensation and other...................................................			53,371	47,690
			____________________________________
			68,351	71,723
			____________________________________
Minority interest in subsidiaries............................................			571	526
			____________________________________

Commitments and contingencies...........................................			-	-
			____________________________________

Stockholders' equity	2000	1999
Preferred Stock-no par value:
Authorized shares......................	10,000	10,000	-	-
Issued shares............................	-	-
Common Stock-no par value:	2000	1999
Authorized shares......................	125,000	125,000
Issued shares............................	44,525	44,525	182,143	182,143
Retained earnings............................................................			229,625	220,540
Accumulated other comprehensive income..............................			(8,264)	(6,144)
			____________________________________
			403,504	396,539
			____________________________________
			$ 1,266,749	$1,479,194
___________________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
STATEMENT OF STOCKHOLDERS' EQUITY
DIMON Incorporated and Subsidiaries

			Accumulated
			Other Comprehensive Income
			_______________________________
				Additional
			Equity-	Minimum	Total
(in thousands,	Common	Retained	Currency	Pension	Stockholders'
except per share amounts)	Stock	Earnings	Conversions	Liability	Equity
======================================================================================================

Balance, June 30, 1997........	$178,939	$229,521	$ 670	$ (867)	$408,263
Net income for the year.......		43,649			43,649
Cash dividends - $.66
per share.....................		(29,354)			(29,354)
Conversion of foreign
currency financial
statements...................			(3,334)		(3,334)
Increase in the minimum
pension liability.............				(498)	(498)
Stock options exercised.......	3,204				3,204
	___________________________________________________________________________________

Balance, June 30, 1998........	$182,143	$243,816	$(2,664)	$(1,365)	$421,930
Net loss for the year...........		(5,466)			(5,466)
Cash dividends - $.40
per share.....................		(17,810)			(17,810)
Conversion of foreign
currency financial
statements...................			(2,448)		(2,448)
Reduction in the minimum
pension liability.............				333	333
	___________________________________________________________________________________

Balance, June 30, 1999........	$182,143	$220,540	$(5,112)	$(1,032)	$396,539
Net income for the year.......		17,988			17,988
Cash dividends - $.20
per share.....................		(8,903)			(8,903)
Conversion of foreign
currency financial
statements...................			(2,576)		(2,576)
Reduction in the minimum
pension liability.............				456	456
	___________________________________________________________________________________
Balance, June 30, 2000........	$182,143	$229,625	$(7,688)	$ (576)	$403,504
________________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
STATEMENT OF CONSOLIDATED CASH FLOWS
DIMON Incorporated and Subsidiaries

	Years Ended June 30
	_______________________________________
(in thousands)	2000	1999	1998
=============================================================================================
Operating activities
Net Income (Loss) ................................................	$ 17,988	$ (5,466)	$ 43,649
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization.........................................	43,986	45,141	43,476
Restructuring (recovery) and asset
impairment charges...........................................	(211)	25,932	-
Recovery from litigation settlement.................................	-	(15,353)	-
Deferred items..................................................................	(605)	(9,643)	59
Loss (gain) on foreign currency transactions..................	(554)	1,187	(221)
Gain on disposition of fixed assets..................................	(300)	(631)	(1,394)
Change in discontinued operations..................................	-	(22,730)	(6,540)
Bad debt expense.............................................................	534	954	274
Decrease in accounts receivable...................................	30,931	3,452	35,992
Decrease in inventories and advances on
purchases of tobacco....................................................	140,355	219,182	48,427
Decrease (increase) in current deferred
and recoverable taxes........................................	40	(6,655)	(952)
Decrease (increase) in prepaid expenses...........................	3,442	(5,069)	(3,872)
Decrease in accounts payable and accrued expenses......	(36,414)	(21,470)	(58,297)
Decrease in advances from customers.......................	(9,081)	(16,674)	(23,801)
Decrease in income taxes................................................	(12,450)	(10,064)	(19,069)
Other................................................................................	56	(598)	(367)
	_______________________________________
Net cash provided by operating activities....................	177,717	181,495	57,364
	_______________________________________

Investing activities
Purchase of property and equipment...................................	(11,962)	(32,156)	(61,168)
Proceeds from sale of property and equipment...................	9,559	3,843	24,597
Payments received on notes receivable and
receivable from investees................................................	10,636	5,072	5,270
Issuance of notes receivables....................................	(9,385)	(3,902)	(1,427)
Proceeds from or (advances) for other investments
and other.........................................................	4,768	4,787	(4,333)
Proceeds from sale of discontinued
operations and related assets.................................	-	66,072	-
	_______________________________________
Net cash provided (used) by investing activities...........	3,616	43,716	(37,061)
__________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
DIMON Incorporated and Subsidiaries

	Years Ended June 30
	_______________________________________
(in thousands)	2000	1999	1998
=============================================================================================
Financing activities
Net change in short-term borrowings.................................	$(202,981)	$(185,915)	$(69,941)
Proceeds from long-term borrowings..................................	444,248	18,961	5,932
Repayment of long-term borrowings...................................	(405,175)	(35,229)	(18,098)
Cash dividends paid to DIMON Incorporated stockholders..	(8,903)	(17,810)	(29,354)
Proceeds from sale of common stock..................................	-	-	3,204
	_______________________________________
Net cash used by financing activities...............................	(172,811)	(219,993)	(108,257)
	_______________________________________
Effect of exchange rate changes on cash.................................	(2,724)	(2,496)	(448)
	_______________________________________
Increase (decrease) in cash and cash equivalents................	5,798	2,722	(88,402)
Cash and cash equivalents at beginning of year..................	21,451	18,729	107,131
	_______________________________________
Cash and cash equivalents at end of year..................	$ 27,249	$ 21,451	$ 18,729
	==================================

Other information:
Cash paid during the year:
Interest.............................................................	$ 61,816	$ 68,705	$ 85,667
Income taxes......................................................	15,460	8,796	18,252
Non-cash investing and financing activities:
Intabex settlement.................................................	-	(50,000)	-
__________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

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

          Excess of cost over related net assets of businesses acquired is being amortized on a straight-line basis over periods ranging from 10 to 40 years. The accumulated amortization at June 30, 2000, is $22,438 ($15,583 at June 30, 1999).

          The carrying value of intangible assets is periodically reviewed by the Company based on the expected future undiscounted operating cash flows of the related business unit. Based upon its most recent analysis, the Company believes that no impairment of intangible assets existed at June 30, 2000.

          Supply contracts include the cost allocated to two ten-year tobacco supply agreements with R. J. Reynolds Tobacco Company ("RJR") pursuant to which the Company will supply RJR and its affiliates with specified quantities of its required tobaccos. Each contract is being amortized over the quantities shipped or the contract period, whichever is sooner. The accumulated amortization at June 30, 2000, is $34,100 ($30,300 at June 30, 1999).

          Production contracts include the cost allocated to contracts associated with farmers for the future supply of their annual tobacco production. The production contracts are being amortized primarily on a straight-line basis over ten years. The accumulated amortization at June 30, 2000, is $25,313 ($21,705 at June 30, 1999).

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note A - Significant Accounting Policies (Continued)

          In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provides a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133," which delays implementation of FASB 133 until years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amends FASB 133. These related statements will be effective for the Company's September 30, 2000, interim financial statements. The Company does not expect these statements to have a material impact on the Company's financial position or results of operations upon adoption.

Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note A - Significant Accounting Policies (Continued)
DIMON and Subsidiaries Computation of Earnings Per Common Share
	Years Ended June 30
	_________________________________________
(in thousands, except per share data)	2000	1999	1998
======================================================================================================
BASIC EARNINGS
Income (loss) from continuing operations before
discontinued operations...................................................	$17,988	$(28,378)	$41,829
Discontinued operations.....................................................	-	22,912	1,820
	_________________________________________
Net Income (Loss)...........................................................	$17,988	$ (5,466)	$43,649
	=====================================
SHARES
Weighted Average Number of Shares Outstanding.....................	44,525	44,525	44,473
	=====================================
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations before
discontinued operations...................................................	$.40	$(.63)	$ .94
Discontinued operations.....................................................	-	.51	.04
	______	______	______
Net Income (Loss)...........................................................	$.40	$(.12)	$ .98
	=====	=====	=====
DILUTED EARNINGS
Income (loss) from continuing operations
before discontinued operations..........................................	$17,988	$(28,378)	$41,829
Add after tax interest expense applicable to 6 1/4%
Convertible Debentures issued April 1, 1997.........................	- *	- *	- *
	_________________________________________
Income (loss) from continuing operations before
discontinued operations...................................................	17,988	(28,378)	41,829
Discontinued operations.....................................................	-	22,912	1,820
	_________________________________________
Net Income (Loss) as Adjusted............................................	$17,988 *	$ (5,466)*	$43,649*
	=====================================
SHARES
Weighted average number of common shares outstanding............	44,525	44,525	44,473
Shares applicable to stock options, net of shares assumed
to be purchased from proceeds at the greater
of average market price or ending market price.......................	-	-	258
Assuming conversion of 6 1/4% Convertible
Debentures at the beginning of the period..............................	- *	- *	- *
	_________________________________________
Average Number of Shares Outstanding.................................	44,525 *	44,525 *	44,731 *
	=====================================
DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations
before discontinued operations..........................................	$.40 *	$(.63)*	$.94 *
Discontinued operations.....................................................	-	.51 *	.04 *
	______	______	______
Net Income (Loss) as Adjusted............................................	$.40 *	$(.12)*	$.98 *
_________________________________________________________________________________________________________________
* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note B - Discontinued Operations

On August 12, 1998, the Company reached a definitive agreement to sell the net assets of the flower operations for approximately $66,072 in cash and the assumption of $31,557 of the debt of  Florimex Worldwide. The Company recorded a pre-tax gain of $27,976 in the first quarter of the year ending June 30, 1999.

The results of operations for all years presented have been restated for the discontinued flower operations.

Summary of Operating Results of Discontinued Operations:
	1999	1998
======================================================================================================
Sales and other operating revenues...............................................................	$101,023	$391,560
Cost of goods and services sold...................................................................	92,892	351,517
Selling, administrative and general expenses...................................................	9,129	33,856
	____________________________
Operating income (loss)...................................................................	(998)	6,187

Interest expense......................................................................................	609	1,909
	____________________________
Income (loss) before income taxes and minority interest.....................................	(1,607)	4,278
Income taxes (benefit)..............................................................................	(761)	2,358
Income (loss) applicable to minority interest...................................................	(5)	100
	____________________________
Income (loss) from discontinued operations..................................................	$ (841)	$ 1,820
___________________________________________________________________________________________________________________

Note C - Acquisition

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note C - Acquisition (Continued)

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

          On May 24, 1999, DIMON settled the suit with the former Intabex shareholders. As part of the settlement, the former Intabex shareholders canceled $50 million of the Set-Off Debentures, and DIMON dismissed all of its claims in the action. DIMON recognized as income the recovery of $15.4 million related to charges to income for the overstatement in carrying values of certain assets and the understatement or omission of certain liabilities or expenses by Intabex at the date of the Intabex acquisition. The balance of the recovery ($34.6 million) was applied against the carrying value of certain acquired assets and the direct costs of the settlement. DIMON continues to have a right to set-off $10 million in Set-Off Debentures until April 1, 2001, decreasing to $5 million in Set-Off Debentures until April 1, 2002, to satisfy certain additional claims for indemnification that it may discover.

          The purchase price was allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition. This allocation resulted in an excess purchase price over net assets acquired of $152.0 million after application of the May 24, 1999 settlement. The $152.0 million excess purchase price is being amortized on a straight-line basis over 40 years.

          In conjunction with this acquisition, the Company capitalized $9.2 million, net of $3.7 million of tax, to cover the anticipated costs of combining the acquired tobacco business with existing tobacco operations of DIMON. The capitalized amounts related primarily to severance and closure of certain duplicative administrative, warehouse and plant facilities acquired from Intabex. Of the capitalized amounts, $7.0 million related to severance and other costs associated with employee separations and $2.2 million related to costs of planned facility closures. As these amounts are paid out in cash, the Company will reduce an accrual established for their expenditure. As of June 30, 2000, the Company has utilized $5.4 million of the reserves for severance and the full $2.2 million of the reserves for facility closures. The remaining reserves relate to severance and labor disputes and are expected to be paid out in fiscal 2001.

Note D - Restructuring and Asset Impairment Costs

In 1995, the Company commenced various activities to restructure its worldwide operations. The following tables set forth the Company's restructuring provisions provided and changes in the related reserves for 1998, 1999 and 2000. The reserve balances are included in accrued expenses and deferred compensation and other.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note D - Restructuring and Asset Impairment Costs (Continued)
		Facilities
	Employee	Closure
	Separations	Costs	Other	Total
======================================================================================================
Reserve balances at June 30, 1997................	$12,749	$ 25	$ 1,000	$13,774

Increased (reduced) by:
Cash payments.....................................	(3,631)	(25)	-	(3,656)
Other....................................................	749	-	(1,000)	(251)
	___________________________________________________________

Reserve balances at June 30, 1998................	$ 9,867	$ -	$ -	$ 9,867

Reduced by:
Cash payments.....................................	(1,622)	-	-	(1,622)
Adjustments to retirement reserves
and other.............................................	(1,438)	-	-	(1,438)
	___________________________________________________________
Reserve balances at June 30, 1999................	$ 6,807	$ -	$ -	$ 6,807

Reduced by:
Cash payments.....................................	(1,146)	-	-	(1,146)
	___________________________________________________________
Reserve balances at June 30, 2000................	$ 5,661	$ -	$ -	$ 5,661
___________________________________________________________________________________________________________________

          Remaining cash outlays associated with employee separations are expected to total $3,457, of which approximately $787 will be expended in fiscal 2001. Remaining amounts relate primarily to the pension plan charge and other deferred compensation, which will be made as required for funding appropriate pension and other payments in future years.

          On March 22, 1999, the Company announced that it planned to close its processing plant in Kinston, North Carolina, reduce staffing at its processing facility   in  Farmville, North Carolina, and substantially downsize its leaf buying department in the United States. The Company also planned to close a processing facility in Germany and a processing facility and sales office in Brazil. These actions are the result of smaller crops anticipated in 1999 and beyond. The restructuring was completed by June 30, 1999, and resulted in pre-tax charges of $15,812, of which $10,695 is non-cash.

          During the year ended June 30, 1999, the Company severed approximately 200 employees, primarily in the United States, and expensed $5,117. As of June 30, 2000, severance paid out totaled $4,024. Cash outlays for severance to be paid out in 2001 are approximately $1,080.

          Asset writedowns incurred during 1999 in connection with the restructuring included a charge of $10,695 associated with the closing and planned disposal of property, plant and equipment in the facilities mentioned above.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note D - Restructuring and Asset Impairment Costs (Continued)
The following tables set forth the Company's 1999 restructuring provisions provided and changes in the related reserves for 1999 and 2000.

	Employee Separations	Asset Writedowns	Total
======================================================================================================
Provision for restructuring - 1999.......................................	$ 5,117	$ 10,695	$ 15,812
Reduced by:
Cash Payments............................................................	(1,108)	-	(1,108)
	___________________________________________
Reserve balances at June 30, 1999.......................................	$ 4,009	$ 10,695	$ 14,704

Reduced by:
Cash Payments............................................................	(2,916)	-	(2,916)
Asset writedowns and other............................................	(13)	(10,695)	(10,708)
	___________________________________________
Reserve balances at June 30, 2000.......................................	$ 1,080	$ -	$ 1,080
_________________________________________________________________________________________________________________

          During 1999, global overcapacity of tobacco caused management to believe that certain assets should be analyzed for impairment. The analysis, based on undiscounted cash flows, resulted in an impairment writedown of $10,120 for assets which have been identified as available-for-sale by the Company in accordance with Financial Accounting Standards Board Statement No. 121, "Accounting for the Impairment of  Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS 121). In accordance with SFAS 121, when an impairment writedown is required, the related assets are adjusted to their estimated fair value. In determining fair value, the Company considered the range of preliminary purchase prices being discussed with potential buyers as well as third-party appraisals.

The estimated market value of the assets written down as part of the restructuring and impairment costs, consisting primarily of buildings and machinery and equipment, was approximately $24,240.

Note E - Investee Companies and Related Parties
The combined summarized information for investee companies follows:
	2000	1999	1998
======================================================================================================
Current assets........................................................................	$3,274	$9,549	$11,340
Non-current assets..................................................................	1,999	4,285	10,147
Current liabilities...................................................................	522	6,596	9,934
Non-current liabilities.............................................................	38	74	755
Interest of other shareholders...................................................	1,537	2,093	4,776
Net sales...............................................................................	5,718	9,653	22,290
Gross profit..........................................................................	1,393	1,890	5,734
Net income (loss)..................................................................	(140)	(366)	1,362
_________________________________________________________________________________________________________________

The above changes from 1999 and from 1998 relate to the sale of operations and the planned decrease in operations, respectively, of certain investees in Africa.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note E - Investee Companies and Related Parties (Continued)
Balances with related parties, primarily unconsolidated, affiliated companies, are as follows:

	2000	1999	1998
======================================================================================================
Trade receivables...........................................................	$10,081	$53,539	$46,944
Advances on purchases of tobacco......................................	(146)	53,702	92,416
Notes receivable............................................................	-	-	3,767
Trade payables and advances from customers.........................	2,631	11,062	17,719
Other income: Interest....................................................	578	204	756
Net sales.....................................................................	522	5,733	11,036
Purchases of tobacco......................................................	47,441	46,223	76,352
_________________________________________________________________________________________________________________

Note F - Financial Instruments
The estimated fair value of the Company's financial instruments at June 30, 2000 is provided in the following table:

		Carrying Amount	Fair Value
======================================================================================================
Senior Notes.................................................................................		$125,000	$100,000
Convertible Subordinated Debentures...................................................		73,328	49,863
Other Long-Term Debt.....................................................................		31,177	28,284
_________________________________________________________________________________________________________________

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

          Interest rate swap agreements with an aggregate notional principal balance of $440,000 ($125,000 fixed to floating and $315,000 floating to fixed) and expiring at various dates through September 21, 2008, had a negative value of $579 at June 30, 2000.

          In the normal course of business, the Company is party to financial instruments with off balance sheet risk such as letters of credit and guarantees. Management does not expect any material losses to result from these instruments.

          The fair value estimates presented herein are based on information available to management at June 30, 2000, and were determined using quoted market prices and the discounted value of future cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note G - Short-Term Borrowing Arrangements

The Company has lines of credit arrangements with several banks under which the Company may borrow up to a total of $592,569 ($855,937 at June 30, 1999), excluding all long-term credit agreements. These lines bear interest at a weighted average rate of 7.72% for the year ending June 30, 2000. Unused lines of credit at June 30, 2000, amounted to $334,478 ($359,610 at June 30, 1999), net of $59,996 of available letters of credit lines. There were no compensating balance agreements at June 30, 2000 or 1999.

Note H - Long-Term Debt
Such debt is comprised of:
	2000		1999
	Maturing within One Year	Maturing after One Year	Maturing within One Year	Maturing after One Year
======================================================================================================
Senior Notes.....................................	$ -	$125,000	$ -	$125,000
Convertible Subordinated Debentures.......	-	73,328	-	73,328
Revolving Credit Notes..........................	-	250,000	-	300,000
Other Long-Term Debt........................	5,156	25,705	7,022	32,948
	________________________________________________________________
	$5,156	$474,033	$7,022	$531,276
Capitalized Lease Obligations................	165	151	17	232
	________________________________________________________________
	$5,321	$474,184	$7,039	$531,508
___________________________________________________________________________________________________________________
Payments of the debt are scheduled as follows:
		Convertible	Revolving	Other
	Senior	Subordinated	Credit	Long-Term
	Notes	Debentures	Notes	Debt	Total
======================================================================================================
2001.........................	$ -	$ -	$ -	$ 5,156	$ 5,156
2002.........................	-	-	250,000	21,032	271,032
2003.........................	-	-	-	2,275	2,275
2004.........................	-	-	-	656	656
2005.........................	-	-	-	357	357
2006.........................	125,000	-	-	227	125,227
Later years.................	-	73,328	-	1,158	74,486
	_______________________________________________________________________________________
	$125,000	$73,328	$250,000	$30,861	$479,189
___________________________________________________________________________________________________________________

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note H - Long-Term Debt (Continued)

consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20,000, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities. At June 30, 2000, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $32,602.

          On April 1, 1997, DIMON Incorporated issued $73,328 of 61/4% Convertible Subordinated Debentures due on March 31, 2007 (the "Debentures"), net of the cancellation of $50,000 in settlement of the Intabex litigation as discussed in Note C. The Debentures are convertible into approximately 2,549 shares of the Company's Common Stock at a conversion price of $28.77 per share at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000. As discussed in Note C, Intabex's former shareholders have indemnified DIMON against certain liabilities in connection with the acquisition of Intabex. DIMON may set off any such indemnified liabilities against $10,000 of the Debentures.

          To ensure long-term liquidity, DIMON entered into a $250,000 New Credit Facility, effective June 27, 2000, with seven banks which replaces DIMON's $300,000 Former Credit Facility. The Company had $220,000 borrowings under these agreements on June 30, 2000 ($200,000 in 1999). However, the Company has used these facilities to classify $30,000 ($100,000 at June 30, 1999) of working capital loans to Revolving Credit Notes. It is the Company's intent to finance at least $250,000 on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The New Credit Facility's initial term is to June 27, 2002, and pending approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (9.50% at June 30, 2000). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

          Other long-term debt consists of obligations of DIMON Incorporated and the tobacco operations in Brazil, Germany, Italy, Macedonia, Spain, Thailand, and Turkey, and is payable at interest rates varying from 2.50% to 7.25%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note I - Long-Term Leases

The Company has both capital and operating leases. The operating leases are for land, buildings, automobiles and other equipment; the capital leases are for machinery and equipment. The capitalized lease obligations are payable through 2004. Interest rates are imputed at 6.50% to 12.50%. Amortization is included in depreciation expense. Minimum future obligations and capitalized amounts are as follows:

	Capital	Operating
	Leases	Leases
======================================================================================================
2001.......................................................................................	$165	$ 3,265
2002.......................................................................................	120	2,971
2003.......................................................................................	29	2,266
2004.......................................................................................	2	1,356
2005.......................................................................................	-	1,298
Remaining........................................................................................	-	14,729
	_____________________________
	$316	$25,885

Less amount representing interest and deposits....................................	-
	______
Present value of net minimum lease payments.....................................	$316
Less current portion of obligations under capital leases..........................	165
	______
Long-term obligations under capital leases.........................................	$151
	=====
Capitalized amounts:
Machinery and equipment, primarily vehicles..................................	$259
Accumulated amortization..........................................................	(77)
	______
	$182
___________________________________________________________________________________________________________________

Note J - Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At June 30, 2000, no shares had been issued.

Note K - Stock Incentive Plan
At the 1999 Annual Stockholders' Meeting, shareholders approved amendments to the DIMON Incorporated Omnibus Stock Incentive Plan (the "Incentive Plan") that was adopted February 9, 1995.

          The Incentive Plan was amended to authorize the issuance of an additional 2.2 million shares up to a total of 4.266 million shares of common stock. This amount is subject to increase annually by 3% of the number of shares of common stock issued during such year, other than pursuant to the Incentive Plan or shares issued in the event of a stock dividend, stock split, subdivision or combination or other similar change in the capital structure of the Company, or any other event that, in the judgment of the Executive Compensation Committee (the "Committee"), necessitates adjustment of the maximum number of shares available. The Incentive Plan authorizes the issuance of various stock incentives to any employee of the Company or any subsidiary and any member of the Board that the Committee determines has contributed to the profits or growth of the Company or its affiliates, including nonqualified or incentive stock options, stock appreciation rights, shares of restricted stock, performance shares and incentive awards.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note K - Stock Incentive Plan (Continued)

          Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by the Committee. Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants. SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant. Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. As of June 30, 2000, no restricted stock had been awarded under the Incentive Plan. Performance shares granted under the Incentive Plan are an award, stated with respect to a specified number of shares of common stock, that entitles the holder to receive shares of common stock, cash or a combination of both. As of June 30, 2000, no performance shares had been awarded under the Incentive Plan. Incentive awards granted under the Incentive Plan allow for selected individuals to receive cash payments upon attainment of stated performance objectives determined by the Committee. No awards may be granted under the Incentive Plan, as amended, after February 8, 2015.

          The options and SARs become exercisable on various dates as originally determined for the grants assumed by DIMON. Under the Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable. On November 12, 1999, the Committee amended the options of a key employee who was retiring December 31, 1999, to allow such options to be exercised, in whole or in part, at any time prior to the expiration date of such options provided that such options may not be exercised more than one year after his death.

          At the 1998 Annual Stockholders' Meeting, shareholders approved the DIMON Incorporated Directors' Stock Plan (the "Directors' Plan") , which replaced the existing Nonemployee Directors' Stock Option Plan effective January 1, 1999. The Directors' Plan is administered by the Executive Committee of the Board of Directors, with all grants approved by the Board. The Directors' Plan authorizes the grant of common stock, performance shares and options to purchase common stock to any director who is not an employee of the Company (or any subsidiary) and any person who provides services to the Company (or any subsidiary) in a capacity other than as an employee if the Executive Committee, with the approval of the Board, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of the Company. The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors' Plan is 70 thousand shares. Options granted under the Directors' Plan are immediately exercisable. As of June 30, 2000, options to purchase 25 thousand shares had been granted under the Directors' Plan and options to purchase 27 thousand shares had been granted of which 3 thousand shares had been cancelled under the Nonemployee Directors' Stock Option Plan.

          The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $2,816 credit to income in 1998 arising from adjustments in fair market values of the SARs.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note K - Stock Incentive Plan (Continued)

		2000	1999	1998
======================================================================================================
	Net income (loss) as reported......................................	$17,988	$ (5,466)	$43,649
	Net income (loss) Pro Forma.......................................	16,445	(7,515)	41,603
	Earnings per share, basic as reported.............................	.40	(.12)	.98
	Earnings per share, basic Pro Forma.............................	.37	(.16)	.93
_________________________________________________________________________________________________________________

Information with respect to options and SARs follows:

		2000	1999	1998
======================================================================================================
	Options and SARs outstanding at beginning of year..........	2,705	2,039	1,854
	Options and SARs granted........................................	231	751	455
	Options and SARs exercised......................................	-	-	(237)
	Options and SARs cancelled......................................	(118)	(85)	(33)
		______________________________________________
	Options and SARs outstanding at end of year.................	2,818	2,705	2,039
		______________________________________________
	SARs included as outstanding at end of year...................	494	496	417
		______________________________________________
	Options available for future grants at end of year.............	2,390	286	880
		______________________________________________
	Options and SARs exercisable at end of year..................	1,584	1,161	830
		______________________________________________
	Option and SAR market prices per share:
Date of grant	(at lowest market price)...................	$3.94	$ 5.50	$22.31
	(at highest market price)..................	4.63	9.25	23.38
Exercised	(at lowest market price)...................	-	-	21.25
	(at highest market price)..................	-	-	26.38
Cancelled	(at lowest market price)...................	4.63	9.25	11.25
	(at highest market price)..................	23.38	22.31	25.94
________________________________________________________________________________________________________________

Weighted average option exercise price information for the years 2000, 1999 and 1998 follows:

		2000	1999	1998
======================================================================================================
	Outstanding at July 1...............................................	$15.40	$18.16	$16.87
	Granted during the year...........................................	4.62	7.53	22.33
	Exercised during the year.........................................	-	-	25.10
	Outstanding at June 30.............................................	14.63	15.40	18.16
	Exercisable at June 30.............................................	16.83	16.65	16.52
________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note K - Stock Incentive Plan (Continued)
Option groups outstanding at June 30, 2000 and related weighted average price and life information follows:
Grant	Options	Options	Exercise	Remaining Life
Date	Outstanding	Exercisable	Price	(Years)
======================================================================================================
1991......................................	119	119	$14.42	1
1992......................................	179	179	22.00	2
1993......................................	157	157	16.67	3
1994......................................	159	159	11.50	4
1995......................................	485	485	16.84	5
1996......................................	388	388	18.17	6
1997......................................	423	36	22.33	7
1998......................................	444	36	9.24	8
1999......................................	464	25	5.11	9
	________	__________
	2,818	1,584
______________________________________________________________________________

          The weighted average fair value at date of grant for options granted during 2000 and 1999 was $1.03 and $3.16 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Black-Scholes Assumptions	2000	1999
======================================================================================================
Expected Life in Years..............................	10	10
Interest Rate..........................................	5.88%	5.26%
Volatility..............................................	14.06%	10.50%
Dividend Yield.......................................	4.33%	5.98%
_________________________________________________________________________________________________________________

Note L - Retained Earnings

Consolidated retained earnings included losses of $867 at June 30, 2000 (and earnings of $860 at June 30,1999) for the Company's share of undistributed net income (losses) of investee companies accounted for under the equity method. In fiscal year 2000, the Company sold one of its investees with operations in Africa.

Note M - Income Taxes

Consolidated retained earnings at June 30, 2000 and 1999 include undistributed earnings of $297,293 and $282,213, respectively, of certain foreign consolidated subsidiaries which are not subject to additional foreign income taxes nor considered to be subject to United States income taxes unless remitted as dividends. The Company intends to reinvest these undistributed earnings indefinitely; accordingly, no provision has been made for United States taxes on such earnings. If earnings were remitted as dividends, foreign tax credits available under present law would reduce the amount of U.S. taxes payable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note M - Income Taxes (Continued)

          At June 30, 2000, the Company has net operating tax loss carryforwards of approximately $85,447 from foreign operations and $13,058 from U.S. operations for income tax purposes that expire in 2001 and thereafter. The components of income (loss) from continuing operations before income taxes and equity in net income (loss) of investee companies consisted of the following:

	2000	1999	1998
======================================================================================================
U.S. ...............................................................	$(38,205)	$(49,350)	$(51,109)
Foreign............................................................	61,557	12,061	107,098
	__________________________________________
	$ 23,352	$(37,289)	$ 55,989
__________________________________________________________________________________________________________________

The details of the amount shown for income taxes (benefits) in the Statements of Consolidated Income and Comprehensive Income follow:
	2000	1999	1998
======================================================================================================
Current
Federal............................................................	$ -	$ (7,923)	$ 2,531
State...............................................................	-	-	-
Foreign...........................................................	7,592	9,681	12,499
	____________________________________________________
	$ 7,592	$ 1,758	$ 15,030
	____________________________________________________
Deferred
Federal............................................................	$ 12,326	$ (8,584)	$ (8,945)
State...............................................................	756	1,714	(1,494)
Foreign............................................................	(15,293)	(3,811)	10,134
	____________________________________________________
	$ (2,211)	$(10,681)	$ (305)
	____________________________________________________

Total...............................................................	$ 5,381	$ (8,923)	$ 14,725
__________________________________________________________________________________________________________________

          The reasons for the difference between income tax expense based on income (loss) before income taxes and equity in net income (loss) of investee companies and the amount computed by applying the statutory Federal income tax rate to such income are as follows:

	2000	1999	1998
======================================================================================================
Computed "expected" tax expense............................	$ 8,173	$(13,051)	$19,596
Effect of foreign income taxes.................................	(14,537)	(10,890)	(9,009)
U.S. taxes on foreign income, net of tax credits...........	13,426	4,539	7,003
Change in valuation allowance....................................	(7,030)	13,027	1,152
Tax benefits derived from Foreign Sales Corporations....	-	(1,294)	(1,504)
Permanent items..................................................	5,349	(1,254)	(2,513)
	__________________________________________
Actual tax expense (benefit)....................................	$ 5,381	$ (8,923)	$14,725
__________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note M - Income Taxes (Continued)
The deferred tax liabilities (assets) are comprised of the following:

	2000	1999
======================================================================================================
Current deferred tax liabilities:
Foreign taxes..............................................................	$ 1,754	$ 360
Installment sales..........................................................	5,098	6,491
Other.......................................................................	-	13
	_____________________________________
Gross current deferred tax liabilities.......................................	$ 6,852	$ 6,864
	_____________________________________

Current deferred tax assets:
Reserves and accruals...................................................	$(21,656)	$(20,102)
Restructuring accruals....................................................	(1,200)	(7,349)
	_____________________________________
Gross current deferred tax assets................................................	$(22,856)	$(27,451)
	_____________________________________

Net current deferred tax asset....................................................	$(16,004)	$(20,587)
	=================================
Non-current deferred tax liabilities:
Fixed assets...............................................................	$ 27,168	$ 11,951
Foreign taxes..............................................................	6,003	4,977
Other.......................................................................	421	4,271
	_____________________________________
Gross non-current deferred tax liabilities.....................................	$ 33,592	$ 21,199
	_____________________________________
Non-current deferred tax assets:
Foreign tax credits.......................................................	$(19,703)	$(19,703)
Tax loss carryforwards..................................................	(47,131)	(38,791)
Postretirement and other benefits......................................	(10,482)	(10,692)
Currently non-deductible expenses....................................	(992)	(687)
Other.......................................................................	(1,000)	(1,531)
	_____________________________________
Gross non-current deferred tax assets..........................................	$(79,308)	$(71,404)
Valuation allowance...........................................................	48,793	55,823
	_____________________________________
Net non-current deferred tax assets.............................................	$(30,515)	$(15,581)
	_____________________________________
Net non-current deferred tax liability.......................................	$ 3,077	$ 5,618
	=================================
Net deferred tax asset	$(12,927)	$(14,969)
_________________________________________________________________________________________________________________

The net change in the valuation allowance results from a change in management's judgment about the ability to realize the deferred tax assets in future years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note N - Employee Benefits

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

Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Greece, Italy, Turkey and Zimbabwe.
A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:

	2000	1999
======================================================================================================
Change in Benefit Obligation
Benefit obligation, beginning...........................................	$ 56,384	$ 58,004
Service cost...............................................................	1,865	2,896
Interest cost...............................................................	4,224	3,994
Actuarial gain.............................................................	(212)	(778)
Acquisition.......................................................................	-	1,895
Discontinued operations.................................................	-	(4,581)
Special termination benefits............................................	71	-
Benefits paid..............................................................	(5,342)	(5,046)
	____________________________________
Benefit obligation, ending..............................................	$ 56,990	$ 56,384
	================================

Change in Plan Assets
Fair value of plan assets, beginning..................................	$ 48,772	$ 46,174
Actual return on plan assets............................................	2,240	5,037
Company contribution........................................................	794	920
Acquisition.......................................................................	-	1,687
Benefits paid..............................................................	(5,342)	(5,046)
	____________________________________
Fair value of plan assets, ending......................................	$ 46,464	$ 48,772
	================================

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note N - Employee Benefits (Continued)
Retirement Benefits (Continued)
	2000	1999
======================================================================================================
Funded status of plan..........................................................	$(10,526)	$ (7,612)
Unrecognized actuarial gain...................................................	(11,897)	(13,540)
Unrecognized prior service cost.............................................	3,384	4,902
Unrecognized net transition obligation.....................................	(873)	(1,180)
	____________________________________
Net amount recognized..................................................	$(19,912)	$(17,430)
	================================

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost......................................................	$ -	$ -
Accrued benefit liability.................................................	(21,944)	(22,444)
Intangible asset...........................................................	1,456	3,982
Additional minimum pension liability................................	576	1,032
	____________________________________
Net amount recognized..................................................	$(19,912)	$(17,430)
__________________________________________________________________________________________________________________
Net periodic pension costs included the following components:

	2000	1999	1998
======================================================================================================
Service cost.....................................................	$ 1,865	$ 2,896	$ 2,534
Interest expense................................................	4,224	3,994	3,834
Expected return on plan assets..............................	(4,055)	(4,004)	(3,319)
Amortization of prior service cost..........................	498	584	743
Amortization of transition amount..........................	(311)	(311)	(311)
Actuarial gain...................................................	(531)	(366)	(350)
Curtailment cost...............................................	45	77	-
	_________________________________________________
Net periodic pension cost....................................	$ 1,735	$ 2,870	$ 3,131
__________________________________________________________________________________________________________________

          For the U.S. plans, benefit obligations for the Retirement Plan and the Excess Benefit Plan were determined using assumed discount rates of 8% for 2000, 7.75% for 1999 and 7.25% for 1998. Assumed compensation increases were 4% for 2000, 1999 and 1998 for the Retirement Plan and for the Excess Benefit Plan. The assumed long-term rate of return on plan assets for all three years was 9% for the Retirement Plan. Plan assets consist principally of common stock and fixed income securities. For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice. No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.

          The projected benefit obligation and accumulated benefit obligation for those plans in which the accumulated benefit obligation was in excess of plan assets were $16,165 and $17,451, respectively, for 2000 and $20,671 and $19,609, respectively, for 1999. These plans hold no assets.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note N - Employee Benefits (Continued)
Retirement Benefits (Continued)

          During 1999, the plan assets and benefit obligation of a liquidated entity were merged into the Cash Balance Plan as of July 1, 1998. These amounts have been reflected as Acquisition amounts in the tables above. Also, termination of three executive contracts under restructuring resulted in the recognition of $722 of net curtailment gains. This gain resulted from the net decrease in the Company's benefit obligation for one of its plans.

          The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States. The Company's contributions to the plan were $407 in 2000, $517 in 1999 and $588 in 1998.

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

A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:
	2000	1999
======================================================================================================
Change in Benefit Obligation
Benefit obligation, beginning...........................................	$ 14,186	$ 14,145
Service cost...............................................................	263	334
Interest cost...............................................................	1,069	1,000
Actuarial loss/(gain).....................................................	710	(870)
Curtailment loss..........................................................	-	488
Benefits paid..............................................................	(2,211)	(911)
	____________________________________
Benefit obligation, ending..............................................	$ 14,017	$ 14,186
	===============================
Change in Plan Assets
Fair value of plan assets, beginning...................................	$ 89	$ 69
Actual return on plan assets............................................	-	(75)
Company contribution........................................................	450	150
Benefits paid..............................................................	(338)	(55)
	____________________________________
Fair value of plan assets, ending......................................	$ 201	$ 89
	===============================
Funded status of plan.........................................................	$(13,816)	$(14,097)
Unrecognized actuarial gain..................................................	(3,224)	(3,229)
Unrecognized prior service cost.............................................	(1,923)	(2,140)
	____________________________________
Net amount recognized..................................................	$(18,963)	$(19,466)
	===============================
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost......................................................	$ -	$ -
Accrued benefit liability.................................................	(18,963)	(19,466)
Intangible asset...........................................................	-	-
Additional minimum pension liability................................	-	-
	____________________________________
Net amount recognized..................................................	$(18,963)	$(19,466)
__________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note N - Employee Benefits (Continued)
Postretirement Health and Life Insurance Benefits (Continued)

          For measurement purposes, a 6.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2000. The rate was assumed to decrease gradually to 5% for 2003 and remain at that level thereafter.

Net periodic benefit costs included the following components:

	2000	1999	1998
======================================================================================================
Service cost.....................................................	$ 263	$ 334	$ 340
Interest expense................................................	1,069	1,000	1,025
Expected return on plan assets..............................	(5)	(4)	(4)
Amortization of prior service cost..........................	(217)	(254)	(254)
Actuarial (gain)/loss..........................................	598	(98)	(157)
Curtailment cost...............................................	-	(372)	-
	________________________________________________
Net pension cost...............................................	$1,708	$ 606	$ 950
__________________________________________________________________________________________________________________

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
======================================================================================================
Effect on total of service and interest cost components................	$ 74	$ (64)
Effect on postretirement benefit obligation..............................	545	(484)
________________________________________________________________________________________________________________

          In 1999, the pre-65 retiree count increased as a result of restructuring which resulted in the recognition of $488 of curtailment loss. This loss resulted from the net increase in the Company's benefit obligation. This loss was offset by a decrease of $372 in the net periodic benefit cost for 1999 due to the advanced recognition of negative prior service costs bases. These amounts have been reflected in the tables above accordingly.

          The Company continues to evaluate ways to better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

          Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements. There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system. For these foreign plans, the cash-basis cost of benefits charged to income was not material in 2000, 1999 and 1998.

Note O - Segment Information

Effective June 30, 1999, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS 131"). Disclosures for fiscal years 1999 and 1998 have been restated to conform to the current year presentation. The Company operates in one segment.

Geographic information as to sales and other operating revenues is based on the destination of the product sold. Long-lived assets are classified based on the location of the asset.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note O - Segment Information (Continued)

	2000	1999	1998
======================================================================================================
Sales and Other Operating Revenues:
United States..............................................	$ 416,290	$ 546,674	$ 606,947
Germany...................................................	210,018	182,252	188,885
Other.......................................................	847,322	1,086,297	1,375,971
	_________________________________________________________
	$1,473,630	$1,815,223	$2,171,803
	==================================================

Sales and Other Operating Revenues to Major Customers:

Of the 2000, 1999 and 1998 sales and other operating revenues, approximately 35%, 37% and 40%, respectively, were to various tobacco companies which management has reason to believe are now owned by or under the common control of three companies. The acquisitions, dispositions and mergers of certain major customer operations have impacted sales comparability. (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A.....................................................	$ 227,068	$ 269,535	$ 437,231
Customer B.....................................................	70,353	249,654	269,356
Customer C.....................................................	212,377	151,871	165,026
	_________________________________________________________
	$ 509,798	$ 671,060	$ 871,613
	==================================================
	2000	1999	1998
======================================================================================================
Long-Lived Assets:
United States............................................	$ 52,392	$ 69,162	$ 82,978
Brazil.....................................................	43,771	56,268	63,027
Malawi...................................................	32,103	34,260	35,456
Tanzania.................................................	28,493	29,715	20,021
Zimbabwe...............................................	53,885	56,187	58,462
South America.........................................	2,968	3,440	3,883
Europe...................................................	34,456	31,513	32,195
Asia.......................................................	8,150	8,599	8,877
Other.....................................................	20,998	10,602	13,201
	_________________________________________________________
Long-Lived Assets..................	$ 277,216	$ 299,746	$ 318,100
__________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note P - Foreign Currency Translation

The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Under that Statement, all asset and liability accounts are translated at the current exchange rate, and income statement items are translated at the average exchange rate for each quarter; resulting translation adjustments, net of deferred taxes, are made directly to a separate component of stockholders' equity. Transaction adjustments, however, are made in the Statement of Consolidated Income. These include realized exchange adjustments relating to assets and liabilities denominated in foreign currencies. Financial statements of entities located in highly inflationary economies are remeasured in U.S. dollars. The remeasurement of and subsequent transaction adjustments are also made in the Statements of Consolidated Income and Comprehensive Income.

          For 2000, the transaction gain was $554, which is related to 16 countries. Gains were realized in countries located in Europe and Asia and were partially offset by losses in countries located in South America and Africa.

In 1999, the transaction loss was $1,187, which is related to 12 countries located primarily in Africa and Europe, offset partially by gains in Brazil and Zimbabwe.

Note Q - Contingencies and Other Information

On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through June 30, 2000, of $11,533, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992. The proposed adjustments claim additional tax, including penalties and interest through June 30, 2000, of approximately $21,000, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues. During fiscal year ended June 30, 2000, the Company had $1,576 of assessments reversed in its favor. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

          The Company and certain subsidiaries had available letters of credit of $59,996 at June 30, 2000, of which $19,287 was outstanding. These letters of credit represent, generally, performance guarantees issued in connection with purchases and sales of domestic and foreign tobacco.

          The Company is guarantor as to certain lines and letters of credit of affiliated companies in an amount not to exceed approximately $3,495. There was approximately $5 outstanding under these guarantees at June 30, 2000.

The Company's foreign subsidiaries have guaranteed certain loans made by Brazilian banks to local farmers. There was approximately $28,445 outstanding under these guarantees at June 30, 2000.

          The Company enters into forward exchange contracts to hedge certain foreign currency transactions for periods consistent with the terms of the underlying transactions. While the forward contracts affect the Company's results of operations, they do so only in connection with the underlying transactions. As a result, they do not subject the Company to risk from exchange rate movements, because gains and losses on these contracts offset losses and gains on the transactions being hedged. The Company entered into a forward exchange contract to purchase pounds sterling as needed on a monthly basis throughout fiscal 2001 to fund the operations of the administrative office in Camberley, U.K. The Company believes that the exchange rate exposure of this contract is immaterial.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DIMON Incorporated and Subsidiaries
(in thousands)

Note R - Selected Quarterly Financial Data (Unaudited)
Summarized quarterly financial information is as follows:

First	Second	Third	Fourth	Fiscal
Quarter	Quarter	Quarter	Quarter	Year
======================================================================================================
2000
Sales and Other Operating
Revenue.......................	$229,284	$551,775	$364,809	$ 327,762	$1,473,630
Gross Profit......................	27,885	50,194	39,653	69,770	187,502
Income (Loss) from
Continuing Operations......	(8,832)	6,487	1,934	18,399	17,988
Per Share of Common Stock:
Diluted Earnings................	(.20)	*	.15	*	.04	*	.41	.40	*
Cash Dividends per Share.....	.05	.05	.05	.05	.20
Market Price	- High.....	6.00	4.00	3.38	3.25	6.00
- Low.....	3.75	2.81	2.25	1.94	1.94

1999
Sales and Other Operating
Revenue.......................	$384,165	$595,114	$485,377	$ 350,567	$1,815,223
Gross Profit......................	38,468	29,888	39,086	49,797	157,239
Income (Loss) from
Continuing Operations......	(8,635)	(8,695)	(22,996)	(3)	11,948	(3)	(28,378)
Discontinued Operations......	22,912	(2)	-	-	-	22,912
Per Share of Common Stock:
Diluted Earnings (1) ...........	.32	*	(.20)	*	(.52)	*	.27	(.12)	*
Cash Dividends per Share.....	.17	.09	.09	.05	.40
Market Price	- High.....	12.31	13.50	7.94	6.50	13.50
- Low.....	8.69	6.56	3.81	3.25	3.25
____________________________________________________________________________________________________________________

(1)	Does not add due to rounding.

(2)	Includes $23,753 gain on disposal, net of tax, of discontinued business.

(3)	Includes charges in Quarter 3 of $15,910 and Quarter 4 of $2,674 for restructuring and other asset impairment charges and recovery in Quarter 4 from the litigation settlement of $9,979, net of tax.

*	Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE-
None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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
None.

PART IV
ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K

(a)	(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Income and Comprehensive Income --Years
ended June 30, 2000, 1999 and 1998
Consolidated Balance Sheet--June 30, 2000 and 1999
Statement of Stockholders' Equity--Years ended June 30, 2000, 1999 and 1998
Statement of Consolidated Cash Flows--Years ended June 30, 2000, 1999 and 1998
Notes to Consolidated Financial Statements

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

	3.02	Amended and Restated Bylaws, as amended, of DIMON Incorporated effective August 29, 2000 (filed herewith)
	4.01	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to DIMON Incorporated's Registration Statement on Form S-4 (file 33-89780))
	4.02	Article III of the Amended and Restated Articles of Incorporation of DIMON Incorporated (filed as Exhibit 3.01)
	4.03	Article III of the Amended and Restated By-Laws of DIMON Incorporated (filed as Exhibit 3.02)
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

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K (Continued)

(c)	Exhibits (Continued)
	10.01	DIMON Incorporated Omnibus Stock Incentive Plan (1995) (incorporated herein by reference to Exhibit 10.1 to DIMON Incorporated's Registration Statement on Form S-4 (file No. 33-89780))
10.02

Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan) (incorporated herein by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated's Annual Report on Form 10-K for the year ended June 30, 1987)

10.03

Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan) (incorporated herein by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated's Annual Report on Form 10-K for the year ended June 30, 1991)

10.04

Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Albert C. Monk III (incorporated by reference to Exhibit 10.1 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.05

Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Albert C. Monk III (incorporated by reference to Exhibit 10.10 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.06

Second Amendment to Employment Agreement, dated August 5, 1999, between DIMON Incorporated and Albert C. Monk III (incorporated by reference to Exhibit 10.11 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.07

Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.1 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.08

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.13 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.09

Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and L. N. Dibrell, III (incorporated by reference to Exhibit 10.1 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.10

Stock Purchase Agreement, dated as of February 14, 1997, among DIMON Incorporated, Intabex Holdings Worldwide S.A., Folium Inc., Leaf Management Investments Ltd. and Tabacalera S.A. (incorporated by reference herein to Exhibit 10.1 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.11

Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K (Continued)

(c)	Exhibits (Continued)
10.12

Non-Competition Agreements, dated as of April 1, 1997, by and between Intabex S.A. (Zug) and Folium Inc. (incorporated by reference herein to Exhibit 10.3 and 10.7 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.13

Registration Rights Agreement, dated as of April 1, 1997, by and between DIMON Incorporated, Tabacalera S.A., Folium Inc. and Leaf Management Investments Ltd. (incorporated by reference herein to Exhibit 10.4 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.14

Asset Purchase Agreement, dated as of February 14, 1997, by and between Dibrell Brothers Zimbabwe (Private) Limited and Tabex (Private) Limited (incorporated by reference herein to Exhibit 10.6 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

	10.15	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 14, 1997)
10.16

First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.17

Employment Agreement, dated July 1, 1994, between Monk-Austin International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994) (incorporated by reference to Exhibit 10.23 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.18

Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.24 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.19

Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1998)

	10.20	DIMON Incorporated Directors' Stock Plan (incorporated by reference to Exhibit 10.28 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)
10.21

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
ON FORM 8-K (Continued)

(c)	Exhibits (Continued)
10.22

Consulting Agreement dated December 13, 1999, between DIMON Incorporated and Albert C. Monk III (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 9, 2000)

	10.23	Amended 1995 DIMON Incorporated Omnibus Stock Incentive Plan, adopted at the Annual Meeting of Shareholders on November 12, 1999 (filed herewith)
10.24

$250,000,000 Credit Agreement dated as of June 27, 2000, among the Company, the lenders named therein, First Union National Bank as Administrative Agent; ABN Amro Bank, N.V.; BHF - Bank Aktiengesellschaft; Natexis Banque; Deutsche Bank AG - Amsterdam Branch; Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank Nederland", New York Branch; Bank of America, N.A. and SunTrust Bank (filed herewith)

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

DIMON INCORPORATED AND SUBSIDIARIES

PERIODS ENDED JUNE 30

___________________________________________________________________________________________________________________
COL. A	COL. B	COL. C		COL. D	COL. E
___________________________________________________________________________________________________________________
ADDITIONS
____________________________
		(1)	(2)
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other Accounts	Deductions	End of
DESCRIPTION	of Period	Expenses	-Describe	-Describe	Period
___________________________________________________________________________________________________________________
Year ended June 30, 1998
Deducted from asset accounts:
Allowance for doubtful accounts	$ 5,902,299	$ 5,604	$1,631,747(A)	$3,108,682(B)	$ 4,430,968
	___________	__________	_______________	______________	____________
Total	$ 5,902,299	$ 5,604	$1,631,747	$3,108,682	$ 4,430,968
	=========	=========	=============	============	==========
___________________________________________________________________________________________________________________
Year ended June 30, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$ 4,430,968	$ 954,178	$2,789,522(C)	$ (46,298)(D)	$ 8,220,966
	___________	__________	_______________	______________	____________
Total	$ 4,430,968	$ 954,178	$2,789,522	$ (46,298)	$ 8,220,966
	=========	=========	=============	============	==========
___________________________________________________________________________________________________________________
Year ended June 30, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$ 8,220,966	$ 533,678	$ -	$1,490,664(D)	$ 7,263,980
	___________	__________	_______________	______________	____________
Total	$ 8,220,966	$ 533,678	$ -	$1,490,664	$ 7,263,980
	=========	=========	=============	============	==========
___________________________________________________________________________________________________________________

(A)	INTABEX ACQUISITION GOODWILL ADJUSTMENT TO INTANGIBLE ASSETS, EXCESS OF COST OVER RELATED NET ASSETS OF BUSINESSES ACQUIRED.
(B)	CURRENCY TRANSLATION AND DIRECT WRITE-OFF, NET OF DISCONTINUED OPERATIONS.
(C)	ADJUSTMENT FROM AMOUNTS RECEIVED IN RECOVERY FROM LITIGATION SETTLEMENT.
(D)	CURRENCY TRANSLATION AND DIRECT WRITE-OFF.

CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR PRESENTATION.

Report of Independent Accountants

To the Board of Directors and Shareholders of DIMON Incorporated

In our opinion, the consolidated financial statements appearing under Item 14(a)(1) and Item 14(a)(2) present fairly, in all material respects, the financial position of DIMON Incorporated and its subsidiaries at June 30, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules appearing under Item 14 (a)(1) and Item 14(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
August 18, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 6, 2000.

DIMON INCORPORATED (Registrant)
/s/ Brian J. Harker By________________________________________________ Brian J. Harker President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 6, 2000.
/s/ Brian J. Harker By________________________________________________ Brian J. Harker President and Chief Executive Officer, Director of DIMON Incorporated	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director of DIMON Incorporated
/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Non-Executive Chairman of the Board of DIMON Incorporated	/s/ Henry F. Frigon By________________________________________________ Henry F. Frigon Director of DIMON Incorporated
/s/ Louis N. Dibrell, III By________________________________________________ Louis N. Dibrell, III Director of DIMON Incorporated	/s/ John M. Hines By________________________________________________ John M. Hines Director of DIMON Incorporated
/s/ Albert C. Monk III By________________________________________________ Albert C. Monk III Director of DIMON Incorporated	/s/ R. Stuart Dickson By________________________________________________ R. Stuart Dickson Director of DIMON Incorporated
/s/ Thomas F. Keller By________________________________________________ Thomas F. Keller Director of DIMON Incorporated	/s/ Jerry L. Parker By________________________________________________ Jerry L. Parker Senior Vice President-Controller (Principal Accounting Officer) of DIMON Incorporated
/s/ James E. Johnson, Jr. By________________________________________________ James E. Johnson, Jr. Director of DIMON Incorporated

EXHIBIT INDEX

Exhibits		Page No.
3.01

Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated's Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated's Registration Statement on Form S-4 (file 33-89780))

3.02	Amended and Restated Bylaws, as amended, of DIMON Incorporated effective August 29, 2000 (filed herewith)	64 - 74
4.01	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to DIMON Incorporated's Registration Statement on Form S-4 (file 33-89780))
4.02	Article III of the Amended and Restated Articles of Incorporation of DIMON Incorporated (filed as Exhibit 3.01)
4.03	Article III of the Amended and Restated By-Laws of DIMON Incorporated (filed as Exhibit 3.02)
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

10.03

Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan) (incorporated herein by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated's Annual Report on Form 10-K for the year ended June 30, 1991)

EXHIBIT INDEX

Exhibits	(Continued)	Page No.
10.04

Employment Agreement, dated October 18, 1994, between Monk-Austin International, Inc. and Albert C. Monk III (incorporated by reference to Exhibit 10.1 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.05

Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Albert C. Monk III (incorporated by reference to Exhibit 10.10 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.06

Second Amendment to Employment Agreement, dated August 5, 1999, between DIMON Incorporated and Albert C. Monk III (incorporated by reference to Exhibit 10.11 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.07

Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.1 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.08

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.13 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.09

Employment Agreement, dated as of December 21, 1994, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and L. N. Dibrell, III (incorporated by reference to Exhibit 10.1 to Dibrell Brothers, Incorporated's Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.10

Stock Purchase Agreement, dated as of February 14, 1997, among DIMON Incorporated, Intabex Holdings Worldwide S.A., Folium Inc., Leaf Management Investments Ltd. and Tabacalera S.A. (incorporated by reference herein to Exhibit 10.1 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.11

Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

EXHIBIT INDEX

Exhibits	(Continued)	Page No.
10.12

Non-Competition Agreements, dated as of April 1, 1997, by and between Intabex S.A. (Zug) and Folium Inc. (incorporated by reference herein to Exhibit 10.3 and 10.7 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.13

Registration Rights Agreement, dated as of April 1, 1997, by and between DIMON Incorporated, Tabacalera S.A., Folium Inc. and Leaf Management Investments Ltd. (incorporated by reference herein to Exhibit 10.4 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.14

Asset Purchase Agreement, dated as of February 14, 1997, by and between Dibrell Brothers Zimbabwe (Private) Limited and Tabex (Private) Limited (incorporated by reference herein to Exhibit 10.6 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.15	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 14, 1997)
10.16

First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.17

Employment Agreement, dated July 1, 1994, between Monk-Austin International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994) (incorporated by reference to Exhibit 10.23 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.18

Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.24 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.19

Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1998)

EXHIBIT INDEX

Exhibits	(Continued)	Page No.
10.20	DIMON Incorporated Directors' Stock Plan (incorporated by reference to Exhibit 10.28 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)
10.21

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.22

Consulting Agreement dated December 13, 1999, between DIMON Incorporated and Albert C. Monk III (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 9, 2000)

10.23	Amended 1995 DIMON Incorporated Omnibus Stock Incentive Plan, adopted at the Annual Meeting of Shareholders on November 12, 1999 (filed herewith)	75 - 80
10.24

$250,000,000 Credit Agreement dated as of June 27, 2000, among the Company, the lenders named therein, First Union National Bank as Administrative Agent; ABN Amro Bank, N.V.; BHF - Bank Aktiengesellschaft; Natexis Banque; Deutsche Bank AG - Amsterdam Branch; Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank Nederland", New York Branch; Bank of America, N.A. and SunTrust Bank (filed herewith)

		81 - 173
21	List of Subsidiaries (filed herewith)	174
23.1	Consent of PricewaterhouseCoopers LLP (filed herewith)	175
23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)	176
27	Financial Data Schedule (filed herewith)	177

