Form 10-Q
period 2000-09-30
DIMON INC
filed 2000-11-13
CIK 939930

Page 1 of 15
Page 13 - Exhibit Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to ________

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	November 1, 2000
NO par value	44,575,004

DIMON Incorporated and Subsidiaries

INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - September 30, 2000 and
		June 30, 2000...........................................................................	3 - 4

		Statement of Consolidated Income - Three Months Ended
		September 30, 2000 and 1999...............................................................	5

		Statement of Consolidated Cash Flows - Three
		Months Ended September 30, 2000 and 1999............................................	6

		Notes to Consolidated Financial Statements.....................................	7 - 9

		Management's Discussion and Analysis
		Of Financial Condition and Results of Operations..............................	9 - 11

Part II.	Other Information		11

-2-

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	September 30 2000 (Unaudited)	June 30 2000
(in thousands)	______________________________________
ASSETS
Current assets
Cash and cash equivalents .....................................................................	$ 19,100	$ 27,249
Notes receivable ....................................................................................	4,772	4,707
Trade receivables, net of allowances ....................................................	174,233	222,754
Inventories:
Tobacco ..............................................................................................	645,046	383,881
Other ..................................................................................................	12,706	16,351
Advances on purchases of tobacco .......................................................	55,753	63,569
Current deferred and recoverable income taxes ..................................	22,969	21,413
Prepaid expenses and other assets .......................................................	13,133	13,950
	______________________________________
Total current assets ...........................................................................	947,712	753,874
	______________________________________

Investments and other assets
Equity in net assets of investee companies ...........................................	3,069	3,175
Other investments ..................................................................................	5,620	6,184
Notes receivable .....................................................................................	8,686	10,038
Other ......................................................................................................	28,852	22,689
	______________________________________
	46,227	42,086
	______________________________________

Intangible assets
Excess of cost over related net assets of
businesses acquired...........................................................................	163,523	165,163
Production and supply contracts............................................................	11,718	11,685
Pension asset ..........................................................................................	1,456	1,456
	______________________________________
	176,697	178,304
	______________________________________

Property, plant and equipment
Land ........................................................................................................	18,713	18,795
Buildings .................................................................................................	177,892	178,508
Machinery and equipment ......................................................................	202,642	201,238
Allowances for depreciation ...................................................................	(125,626)	(121,325)
	______________________________________
	273,621	277,216
	______________________________________

Deferred taxes and other deferred charges ................................................	14,783	15,269
	______________________________________
	$1,459,040	$1,266,749
	==================================
See notes to consolidated financial statements
-3-

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

			September 30 2000 (Unaudited)	June 30 2000
(in thousands)			______________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks...............................................................			$ 213,695	$ 198,095
Accounts payable:
Trade..................................................................................			25,487	53,348
Officers and employees..........................................................			5,660	6,077
Other...................................................................................			7,643	12,129
Advances from customers...........................................................			229,222	18,555
Accrued expenses......................................................................			28,204	21,963
Income taxes.............................................................................			4,311	4,651
Long-term debt current...............................................................			2,198	5,321
			______________________________________
Total current liabilities..........................................................			516,420	320,139
			______________________________________
Long-term debt
Revolving Credit Notes and Other................................................			276,985	275,856
Convertible Subordinated Debentures...........................................			73,328	73,328
Senior Notes.............................................................................			125,000	125,000
			______________________________________
			475,313	474,184
			______________________________________
Deferred credits:
Income taxes.............................................................................			13,503	14,980
Compensation and other benefits..................................................			54,528	53,371
			______________________________________
			68,031	68,351
			______________________________________
Minority interest in subsidiaries.......................................................			568	571

			______________________________________
Commitments and contingencies......................................................			-	-
			______________________________________
Stockholders' equity
Preferred Stock--no par value:	Sept. 30	Jun. 30
Authorized shares.....................	10,000	10,000
Issued shares............................	-	-	-	-
Common Stock--no par value:	Sept. 30	Jun. 30
Authorized shares.....................	125,000	125,000
Issued shares............................	44,575	44,525	182,284	182,143

Retained earnings......................................................................			225,310	229,625
Accumulated other comprehensive income....................................			(8,886)	(8,264)
			______________________________________
			398,708	403,504
			______________________________________
			$1,459,040	$1,266,749
			==================================
See notes to consolidated financial statements
-4-

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED INCOME Three Months Ended September 30, 2000 and 1999 (Unaudited)
(in thousands, except per share amounts)	September 30 2000		September 30 1999
	______________________________________
Sales and other operating revenues...................................................	$198,901		$229,284
Cost of goods and services sold.......................................................	162,071		201,399
	______________________________________

Gross profit..................................................................................	36,830		27,885
Selling, administrative and general expenses.....................................	23,854		24,948
Restructuring (recovery).................................................................	(238)		-
	______________________________________
Operating income.........................................................................	13,214		2,937

Interest expense.............................................................................	14,432		14,177
Current charge derivative financial instruments..................................	1,265		-
	______________________________________
Loss before income taxes and equity
in net loss of investee companies.................................................	(2,483)		(11,240)
Income tax benefit.........................................................................	(571)		(2,585)
	______________________________________
Loss before equity in net loss of investee companies..........................	(1,912)		(8,655)

Equity in net loss of investee
companies, net of income taxes...................................................	(70)		(177)
	______________________________________
Loss before cumulative effect of accounting changes..........................	(1,982)		(8,832)

Cumulative effect of accounting changes, net of income taxes:
Reporting period of subsidiaries..................................................	284		-
Derivative financial instruments..................................................	(387)		-
	______________________________________
NET LOSS...................................................................................	$ (2,085)		$ (8,832)
	==================================

Basic Loss Per Share
Loss before effect of cumulative accounting changes......................	$(.05)		$(.20)
Cumulative effect of accounting changes, net of tax.......................	-		-
	______________________________________
Net Loss......................................................................................	$(.05)		$(.20)
	==================================
Diluted Loss Per Share
Loss before effect of cumulative accounting changes......................	$(.05)	*	$(.20)	*
Cumulative effect of accounting changes, net of tax.......................	-		-
	______________________________________
Net Loss......................................................................................	$(.05)	*	$(.20)	*
	=================================
Average number of shares outstanding:
Basic.......................................................................................	44,546		44,525
Diluted....................................................................................	44,546	*	44,525	*
	=================================

Cash dividends per share...............................................................	$ .05		$.05
	=================================
* Assumed conversion of Convertible Debentures and shares applicable to stock options at the beginning of the period has an antidilutive effect on earnings per share.

See notes to consolidated financial statements
-5-

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Three Months Ended September 30, 2000 and 1999 (Unaudited)

	September 30 2000	September 30 1999
(in thousands)	_______________________________________
Operating activities
Net Loss...................................................................................	$ (2,085)	$ (8,832)
Adjustments to reconcile net loss
to net cash used by operating activities:
Depreciation and amortization .....................................................	10,367	9,927
Deferred items........................... ..........................................	(1,239)	1,554
Loss on foreign currency transactions .........................................	65	813
Changes in operating assets and liabilities ......................................	(19,417)	(10,728)
	_______________________________________
Net cash used by operating activities .............................................	(12,309)	(7,266)
	_______________________________________

Investing activities
Purchase of property and equipment ................................................	(4,397)	(946)
Proceeds from sale of property and equipment ....................................	497	1,746
Payments received on notes receivable and
receivable from investees ......................................................	1,282	184
Receipts (payments) for other investments and other assets .................	(7,135)	3,229
	_______________________________________
Net cash (used) provided by investing activities...... .......................	(9,753)	4,213
	_______________________________________

Financing activities
Net change in short-term borrowings .............................................	18,701	9,646
Proceeds from long-term borrowings .............................................	7,044	3,000
Repayment of long-term borrowings ..............................................	(10,256)	(6,156)
Cash dividends paid to DIMON Incorporated stockholders ..................	(2,230)	(2,226)
	_______________________________________
Net cash provided by financing activities .......................................	13,259	4,264
	_______________________________________

Effect of exchange rate changes on cash .............................................	654	(795)
	_______________________________________

Increase (decrease) in cash and cash equivalents..................................	(8,149)	416
Cash and cash equivalents at beginning of year...................................	27,249	21,451
	_______________________________________

Cash and cash equivalents at end of period .......................................	$ 19,100	$ 21,867
	==================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.

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

The results of operations for the three months ended September 30, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

Certain prior period amounts have been reclassified to conform to the current period presentation.
2.

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

The incremental shares from the assumed conversion of the 6.25% Debentures and the exercise of outstanding options are not included in computing the diluted per share amounts because the inclusion would be antidilutive.

3.	The components of comprehensive income were as follows:
		Three Months Ended September 30
		_________________________________
		2000	1999
	(in thousands)	_________________________________

	Net Loss.....................................................................................	$ (2,085)	$(8,832)
	Decrease in Equity Currency Conversions.......................................	(616)	(477)
	Cumulative Effect of Change in Accounting for
	Derivative Financial Instruments...................................................	100	-
	Decrease in Derivative Financial Instruments....................................	(106)	-
		_________________________________
	Total comprehensive loss..............................................................	$(2,707)	$(9,309)
		=============================

4.

In 1995, the Company commenced various activities to restructure its worldwide operations. During fiscal years 1996 and 1997 the Company had additional restructuring charges. The reserve balances at June 30, 2000, of $5,661 relating to employee separations, are included in accrued expenses and deferred compensation and other benefits. Remaining cash outlays at June 30, 2000 are expected to total $3,457, of which approximately $787 will be expended in fiscal year 2001. Remaining amounts of the reserve relate primarily to the pension plan charge and other deferred compensation, which will be reduced as required for funding appropriate pension and other payments in future years.

	During the three months ended September 30, 2000, the Company paid out $329, principally for employee separations.

DIMON Incorporated and Subsidiaries

5.

In fiscal year 1999, the Company closed its processing plant in Kinston, North Carolina, adopted plans to close one of its processing plants in Brazil and to close one of its processing plants in Germany. Additionally, due to substantially smaller tobacco crops anticipated in 1999 and beyond, the Company reduced staffing in Farmville, North Carolina, and substantially downsized its leaf tobacco buying department in the United States. This restructuring resulted in pre-tax charges of $15,812, of which $10,695 was non-cash. There was a reserve balance of $1,080 at June 30, 2000 relating to employee separations, which the company expects to pay out in fiscal year 2001.

During the three months ended September 30, 2000, the Company paid out $649 for employee separations.

6.

On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate proposed adjustment claims additional tax, including penalties and interest, through June 30, 2000, of $11,533, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues. In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ended 1988 through 1992. The proposed adjustments claim additional tax, including penalties and interest through June 30, 2000, of approximately $21,000, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues. During the fiscal year ended June 30, 2000, the Company had $1,576 of assessments reversed in its favor. The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

7.

Cumulative Effect of Changes in Accounting Principles
Reporting Period of Subsidiaries

Effective July 1, 2000, four of the Company's European subsidiaries changed their fiscal year end from March 31 to June 30. More efficient financial reporting routines have allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in its consolidated financial statements. For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change. This change in accounting principle increased the net loss before cumulative effect of accounting changes by approximately $867, or $(.02) per share, for the three months ended September 30, 2000. Had the change in fiscal year end for these subsidiaries occurred as of July 1, 1999, the net loss for the quarter ended September 30, 1999 would have increased $764 from $8.8 million to $9.6 million. The net loss per share for both basic and diluted would have increased from $(.20) to $(.22). The Company has two remaining subsidiaries with fiscal year ends of March 31 and May 31.

Derivative Financial Instruments

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." In accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect loss adjustment of $100, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments. Also in accordance with the transition provisions, the Company recorded as the cumulative effect of an accounting change a $387 loss, net of applicable taxes, in the statement of operations, for the unrealized fair market value depreciation of certain interest rate swap instruments not designated as hedges.

DIMON Incorporated and Subsidiaries

7.

Cumulative Effect of Changes in Accounting Principles (Continued)

For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the quarter ended September 30, 2000, the Company recognized a non-cash $1.3 million charge from the change in the fair value of these swap instruments. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999:

The Company's sales and other operating revenues were $198.9 million, a decrease of 13.3% or $30.4 million from $229.3 million in 1999. The decrease was primarily due to decreased quantities of foreign and U.S. tobacco and decreased service and processing revenues, partially offset by higher average prices of foreign tobacco. Decreased volumes of foreign grown and U.S. tobacco accounted for $32.3 million and $3.8 million of the decrease, respectively. Lower processing and service fees resulted in decreases of $2.4 million. Higher average prices for foreign grown tobacco resulted in increases of $8.1 million. Decreased quantities of foreign grown tobacco relate to liquidation of old crop African tobacco in 1999. The lower service and processing revenues relate primarily to tobacco processed for the U.S. flue cured stabilization program. Increased average prices of foreign grown tobacco relate primarily to the sales mix of South American tobacco.

The cost of goods and expenses, before recovery of restructuring, decreased $40.4 million, or 17.9% from $226.3 million in 1999 to $185.9 million in 2000. Most of this decrease is the direct result of lower sales. Gross margin increased $8.9 million. Gross margin as a percentage of sales increased from 12.2% in 1999 to 18.5% in 2000. The increases in gross margin in a time of declining sales are attributable to liquidation of the old crop African tobacco in 1999, operating efficiencies in both Brazil and the U.S. and favorable exchange rates in Europe. Decreases in selling, administrative and general expenses accounted for $1.1 million of the $40.4 million decrease, related primarily to decreased personnel costs and favorable exchange variances in Europe.

Interest expense increased $0.2 million, or 1.4% from $14.2 million in 1999 to $14.4 million in 2000. The increase resulted from a $3.6 million increase from changes in interest rates, offset partially by a $3.4 million decrease due to lower average borrowings.

For the quarter ended September 30, 2000, the Company recognized a non-cash $1.3 million charge related to the changes in fair value of interest rate swap instruments due to the adoption of SFAS 133 (see also note 7 of "Notes to Consolidated Financial Statements").

The effective tax rate was 23% for both 1999 and 2000.
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

DIMON Incorporated and Subsidiaries

FINANCIAL CONDITION: (Continued)

DIMON's working capital changed from $433.7 million at June 30, 2000 to $431.3 million at September 30, 2000. The current ratio of 2.4 to 1 at June 30, 2000 changed to 1.8 to 1 at September 30, 2000. At September 30, 2000, current assets increased $193.8 million, or 25.7%, and current liabilities increased $196.3 million, or 61.3%, from June 30, 2000. Current assets increased primarily due to increases in tobacco inventories of $261.2 million, offset partially by decreases in accounts receivable of $48.5 million. The increases in tobacco inventory are due to the seasonal fluctuations in tobacco purchases, and the decreases in accounts receivable are due to the Company's continued focus on collection of accounts receivable. Current liabilities increased primarily due to the increases in advances from customers and notes payable to banks of $210.7 million and $15.6 million, respectively, partially offset by decreases in accounts payable trade of $27.9 million. The changes in liabilities are primarily related to seasonal fluctuations in tobacco purchasing. Total inventory and advances on purchases of tobacco decreased $70.8 million at September 30, 2000 compared to September 30, 1999. Reductions in total inventory and advances on purchases of tobacco are due to the Company's continued focus on reducing inventories and advances to strengthen its balance sheet.

At September 30, 2000, DIMON had seasonally adjusted lines of credit of $618.1 million. At September 30, 2000, the Company had borrowed $213.7 million under its $618.1 million lines of credit with a weighted average interest rate of 8.2%. At September 30, 2000, unused lines of credit amounted to $355.1 million. Total maximum outstanding borrowings, excluding the long-term credit agreements, during the three months ended September 30, 2000 were $409.2 million. At September 30, 2000, the Company had $11.3 million of letters of credit outstanding and an additional $38.0 million of letters of credit lines available.

To improve long-term liquidity, DIMON entered into a $250 million New Credit Facility, effective June 27, 2000, with a group of seven banks, which replaced DIMON's $300 million credit facility. The Company had $145 million of borrowings under this agreement at September 30, 2000. The Company used the New Credit Facility to classify $105 million of working capital loans to Revolving Credit Notes at September 30, 2000. It is the Company's intent to finance at least $250 million on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The New Credit Facility's initial term expires on June 27, 2002, and, subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (9.50% at September 30, 2000). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At September 30, 2000, the Company had no material capital expenditure commitments. The Company believes that the above sources of funds are sufficient to fund the Company's anticipated needs for fiscal 2001. There can be no assurance, however, that these sources of capital will be available in the future or, if available, that these or alternative sources will be available on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

Cash flows used by operating activities increased $5.0 million from $7.3 million to $12.3 million for the three months ended September 30, 2000 from the same period last year, due primarily to the increases in inventories and advances on purchases of tobacco and the decrease in accounts payable and accrued expenses, offset partially by the increase in advances from customers and the decrease in current deferred and recoverable taxes. Cash flows used by investing activities decreased to $(9.7) million in 2000 from $4.2 million in 1999 primarily due to the increase in payments for other investments and other assets and the increase in purchase of property and equipment. Cash flows provided by financing activities were $9.0 million more in 2000 than in 1999 primarily due to the net change in short-term borrowings, offset partially by decreased proceeds from long-term borrowings and increased repayment of long-term borrowings.

DIMON Incorporated and Subsidiaries

OUTLOOK AND OTHER INFORMATION:

The Company believes that the global market for tobacco leaf is improving as cigarette sales recover in many areas and the raw material inventories held by its customers continue to trend toward equilibrium with their production forecasts. Zimbabwe is experiencing a period of civil unrest in combination with a deteriorating economy. If the current political situation continues, the Company could experience disruptions and delays associated with its operations there. The Company also continues to monitor the situation in the United States, which includes declining crop sizes and an increasing trend to direct contracting with tobacco farmers. The Company has proactively adjusted its production capacity in the United States to allow efficient asset utilization at the current crop size and believes that it has the ability, if required, to further scale down its capacity without significant restructuring. Reduced quantities of United States grown tobacco can be readily sourced from international origins, although factors such as the timing of shipments may cause increased volatility in earnings and make the comparison of quarterly financial results more difficult. The Company believes that it is well prepared to participate in direct contracting with tobacco farmers in the United States and does not expect any material economic effect from the progressive shift from the auction system to direct contract buying.

See "Factors That May Affect Future Results," below, for important warnings about the forward-looking statements included in this section.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

The foregoing discussion may contain forward-looking statements, generally identified by phrases such as "the Company expects," "believes," "anticipates" or words of similar effect. Certain important factors that in some cases have affected, and in the future could affect, the Company's actual results and could cause the Company's actual results for the remainder of fiscal year 2001 and beyond to differ materially from those expressed in any forward-looking statements made by the Company are discussed above under "OUTLOOK AND OTHER INFORMATION" and in the Company's Annual Report on Form 10-K for the year ended June 30, 2000, under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the quarter ended September 30, 2000, the Company recognized a non-cash $1.3 million charge from the change in the fair value of these swap instruments. At September 30, 2000, the fair value of these instruments was approximately $(1.9) million. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings. Also, see Note F of the Notes to Consolidated Financial Statements in the Company's Form 10-K for the year ended June 30, 2000.

PART II. OTHER INFORMATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits	18	-	Letter in Reference to Change in Accounting Principles

		27	-	Financial Data Schedule

(b)	Reports on Form 8-K		-	None

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Jerry L. Parker
______________________________________________________
Date: November 10, 2000	Jerry L. Parker Senior Vice President - Controller (Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

EXHIBIT INDEX

Exhibits		Page No.

18	Letter in Reference to Change in Accounting Principles...........................	14

27	Financial Data Schedule.................................................................	15

