Form 10-Q
period 2000-12-31
DIMON INC
filed 2001-02-07
CIK 939930

Page 1 of 14

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from________to________

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	February 1, 2001
NO par value	44,575,004

DIMON Incorporated and Subsidiaries

INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - December 31, 2000 and
		June 30, 2000.............................................................................................	3 - 4

		Statement of Consolidated Income - Three Months and Six
		Months Ended December 31, 2000 and 1999 .....................................................	5

		Statement of Consolidated Cash Flows - Six
		Months Ended December 31, 2000 and 1999 .....................................................	6

		Notes to Consolidated Financial Statements .....................................	7 - 9

	Item 2.	Management's Discussion and Analysis
		Of Financial Condition and Results of Operations..............................	9 - 12

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk..........................................................................	13

Part II.	Other Information		13

	Item 1.	Legal Proceedings....................................................................	13

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	December 31 2000 (Unaudited)	June 30 2000
(in thousands)	______________________________________
ASSETS
Current assets
Cash and cash equivalents .....................................................................	$ 13,062	$ 27,249
Notes receivable ....................................................................................	5,058	4,707
Trade receivables, net of allowances....................................................	199,862	222,754
Inventories:
Tobacco ..............................................................................................	509,511	383,881
Other ..................................................................................................	10,866	16,351
Advances on purchases of tobacco.......................................................	53,362	63,569
Current deferred and recoverable income taxes..................................	26,154	21,413
Prepaid expenses and other assets.......................................................	12,370	13,950
	______________________________________
Total current assets...........................................................................	830,245	753,874
	______________________________________

Investments and other assets
Equity in net assets of investee companies...........................................	2,714	3,175
Other investments ..................................................................................	5,118	6,184
Notes receivable .....................................................................................	9,919	10,038
Other ......................................................................................................	30,570	22,689
	______________________________________
	48,321	42,086
	______________________________________

Intangible assets
Excess of cost over related net assets of
businesses acquired ...........................................................................	162,242	165,163
Production and supply contracts............................................................	10,467	11,685
Pension asset ..........................................................................................	1,456	1,456
	______________________________________
	174,165	178,304
	______________________________________

Property, plant and equipment
Land ........................................................................................................	18,673	18,795
Buildings .................................................................................................	179,951	178,508
Machinery and equipment ......................................................................	205,533	201,238
Allowances for depreciation ...................................................................	(130,855)	(121,325)
	______________________________________
	273,302	277,216
	______________________________________

Deferred taxes and other deferred charges ................................................	15,703	15,269
	______________________________________
	$1,341,736	$1,266,749
	==================================
See notes to consolidated financial statements
-3-

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

			December 31 2000 (Unaudited)	June 30 2000
(in thousands)			______________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks...............................................................			$ 190,383	$ 198,095
Accounts payable:
Trade..................................................................................			30,928	53,348
Officers and employees..........................................................			5,502	6,077
Other...................................................................................			6,946	12,129
Advances from customers...........................................................			143,614	18,555
Accrued expenses......................................................................			24,984	21,963
Income taxes.............................................................................			4,613	4,651
Long-term debt current...............................................................			2,145	5,321
			______________________________________
Total current liabilities..........................................................			409,115	320,139
			______________________________________
Long-term debt
Revolving Credit Notes and Other................................................			255,578	275,856
Convertible Subordinated Debentures...........................................			73,328	73,328
Senior Notes.............................................................................			125,000	125,000
			______________________________________
			453,906	474,184
			______________________________________
Deferred credits:
Income taxes.............................................................................			17,153	14,980
Compensation and other benefits..................................................			55,583	53,371
			______________________________________
			72,736	68,351
			______________________________________
Minority interest in subsidiaries.......................................................			568	571
			______________________________________
Commitments and contingencies......................................................			-	-
			______________________________________
Stockholders' equity
Preferred Stock--no par value:	Dec. 31	Jun. 30
Authorized shares.....................	10,000	10,000
Issued shares............................	-	-	-	-
Common Stock--no par value:	Dec. 31	Jun. 30
Authorized shares.....................	125,000	125,000
Issued shares............................	44,575	44,525	182,284	182,143

Retained earnings......................................................................			231,800	229,625
Accumulated other comprehensive income....................................			(8,673)	(8,264)
			______________________________________
			405,411	403,504
			______________________________________
			$1,341,736	$1,266,749
			==================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months and Six Months Ended December 31, 2000 and 1999
(Unaudited)

	Second Quarter				First Six Months
	___________________________________________________
(in thousands, except per share amounts)	2001		2000		2001		2000
	___________________________________________________
Sales and other operating revenues ....................................	$512,172		$551,775		$711,073		$781,059
Cost of goods and services sold ........................................	458,974		501,581		621,045		702,980
	___________________________________________________
Gross profit................................................................	53,198		50,194		90,028		78,079
Selling, administrative and general expenses .......................	26,234		26,376		50,088		51,324
Restructuring (recovery).................................................	(367)		-		(605)		-
	___________________________________________________
Operating income ........................................................	27,331		23,818		40,545		26,755
Interest expense ...........................................................	14,846		15,818		29,278		29,995
Current charge derivative financial instruments..................	737		-		2,002		-
	___________________________________________________
Income (loss) before income taxes and equity
in net income (loss) of investee companies...................	11,748		8,000		9,265		(3,240)
Income tax expense (benefit) .........................................	2,980		1,840		2,409		(745)
	___________________________________________________
Income (loss) before equity in net
income (loss) of investee companies............................	8,768		6,160		6,856		(2,495)
Equity in net income (loss) of investee
companies, net of income taxes ....................................	(47)		327		(117)		150
	___________________________________________________
Income (loss) before cumulative effect
of accounting changes...........................................	8,721		6,487		6,739		(2,345)
Cumulative effect of accounting changes,
net of income taxes:
Reporting period of subsidiaries..................................	-		-		284		-
Derivative financial instruments..................................	-		-		(387)		-
	___________________________________________________
NET INCOME (LOSS) ...............................................	$ 8,721		$ 6,487		$ 6,636		$ (2,345)
	=============================================
Basic Income (Loss) Per Share
Income (loss) before effect of cumulative
accounting changes...............................................	$.20		$.15		$.15		$(.05)
Cumulative effect of accounting changes,
net of tax............................................................	-		-		-		-
	___________________________________________________
Net Income (Loss)......................................................	$.20		$.15		$.15		$(.05)
	=============================================
Diluted Income (Loss) Per Share
Income (loss) before effect of cumulative
accounting changes.............................................	$.20		$.15		$.15		$(.05)
Cumulative effect of accounting changes, net of tax.....	-		-		-		-
	___________________________________________________
Net Income (Loss).....................................................	$.20	*	$.15	*	$.15	*	$(.05)	*
	=============================================
Average number of shares outstanding:
Basic ..................................................................	44,575		44,525		44,560		44,525
Diluted ................................................................	44,682	*	44,525	*	44,616	*	44,525	*
Cash dividends per share ..............................................	$.05		$.05		$.10		$.10
	=============================================
See notes to consolidated financial statements
* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
-5-

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Six Months Ended December 31, 2000 and 1999 (Unaudited)

	December 31 2000	December 31 1999
(in thousands)	_______________________________________
Operating activities
Net Income (Loss) .....................................................................	$ 6,636	$ (2,345)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization .....................................................	20,575	20,067
Deferred items........................... ..........................................	(1,002)	469
Loss (gain) on foreign currency transactions .................................	784	(378)
Changes in operating assets and liabilities ......................................	6,873	65,903
	_______________________________________
Net cash provided by operating activities ........................................	33,866	83,716
	_______________________________________

Investing activities
Purchase of property and equipment ................................................	(9,236)	(3,208)
Proceeds from sale of property and equipment ....................................	1,571	8,899
Payments received on notes receivable and
receivable from investees ......................................................	1,038	487
Receipts (payments) for other investments and other assets .................	(8,991)	2,558
	_______________________________________
Net cash (used) provided by investing activities...... .......................	(15,618)	8,736
	_______________________________________

Financing activities
Net change in short-term borrowings .............................................	30,200	(145,547)
Proceeds from long-term borrowings .............................................	74,870	103,000
Repayment of long-term borrowings ..............................................	(133,327)	(29,116)
Cash dividends paid to DIMON Incorporated stockholders ..................	(4,461)	(4,453)
	_______________________________________
Net cash used by financing activities ...............................................	(32,718)	(76,116)
	_______________________________________

Effect of exchange rate changes on cash .............................................	283	177
	_______________________________________

Increase (decrease) in cash and cash equivalents..................................	(14,187)	16,513
Cash and cash equivalents at beginning of year...................................	27,249	21,451
	_______________________________________

Cash and cash equivalents at end of period .......................................	$ 13,062	$ 37,964
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

The results of operations for the three months and the six months ended December 31, 2000 and 1999 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:
Second Quarter	First Six Months
_________________________________________________
(in thousands)	2001	2000	2001	2000
_________________________________________________
Shares
Weighted average number of common shares
outstanding .....................................................................	44,575	44,525	44,560	44,525
Shares applicable to stock options, net of shares
assumed to be purchased from proceeds at average
market price ...............................................................................	107	-	56	-
Assuming conversion of 6.25% Debentures at beginning
of period ......................................................................................	-	*	- *	- *	-	*
_________________________________________________
Average Diluted Shares Outstanding........................................	44,682	*	44,525 *	44,616 *	44,525	*
============================================
*	The incremental shares from the assumed conversion of the 6.25% Debentures are not included in computing the diluted per share amounts because the inclusion would be antidilutive.
3.	The components of comprehensive income were as follows:
Six Months Ended December 31
_________________________________
(in thousands)	2000	1999
_________________________________
Net Income (Loss)...................................................................................	$6,636	$(2,345)
Decrease in Equity Currency Conversions...................................................	(50)	(924)
Cumulative Effect of Change in Accounting for
Derivative Financial Instruments..............................................................	100	-
Decrease in Derivative Financial Instruments................................................	(459)	-
_________________________________
Total Comprehensive Income (Loss)...........................................................	$6,227	$(3,269)
=============================
-7-

DIMON Incorporated and Subsidiaries

4.

In 1995, the Company commenced various activities to restructure its worldwide operations. During fiscal years 1996 and 1997 the Company had additional restructuring charges. The reserve balances at June 30, 2000 of $5,661 relating to employee separations are included in accrued expenses and deferred compensation and other benefits. Remaining cash outlays at June 30, 2000 are expected to total $3,457, of which approximately $787 will be expended in fiscal year 2001. Remaining amounts of the reserve relate primarily to the pension plan charge and other deferred compensation, which will be reduced as required for funding appropriate pension and other payments in future years.

During the six months ended December 31, 2000, the Company paid out $634, principally for employee separations.

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

During the six months ended December 31, 2000, the Company paid out $836 for employee separations.

6.

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

Effective July 1, 2000, four of the Company's European subsidiaries changed their fiscal year end from March 31 to June 30. More efficient financial reporting routines have allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in its consolidated financial statements. For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change. This change in accounting principle increased the net loss before cumulative effect of accounting changes by approximately $867, or $(.02) per share, for the three months ended September 30, 2000 and the six months ended December 31, 2000. Had the change in fiscal year end for these subsidiaries occurred as of July 1, 1999, the net income for the quarter ended December 31, 1999 would have increased $668 from $6,487 to $7,155. The net income per share for both basic and diluted would have increased from $.15 to $.16. There was no material impact on the net loss of $2,345 for the six months ended December 31, 1999. The Company has two remaining subsidiaries with fiscal year ends of March 31 and May 31.

DIMON Incorporated and Subsidiaries

7.	Cumulative Effect of Changes in Accounting Principles (Continued)

Derivative Financial Instruments

Effective July 1, 2000, the Company adopted Statement of Financial Accounting Standards No. 133 (SFAS 133), "Accounting for Derivative Instruments and Hedging Activities." At September 30, 2000, in accordance with the transition provisions of SFAS 133, the Company recorded a cumulative effect loss adjustment of $100, net of applicable taxes, in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments. Also, in accordance with the transition provisions, the Company recorded as the cumulative effect of an accounting change a $387 loss, net of applicable taxes, in the statement of operations, for the unrealized fair market value depreciation of certain interest rate swap instruments not designated as hedges.

For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. GAAP. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the three months and six months ended December 31, 2000, the Company recognized non-cash charges of $737 and $2,000, respectively, from the change in the fair value of these swap instruments. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999

Net sales and other operating revenues in 2000 were $512.2 million, a decrease of $39.6 million, or 7.18%, from $551.8 million in 1999. The decrease was primarily due to decreased quantities of foreign grown tobacco and lower processing and service fees, partially offset by higher average prices of foreign and U.S. grown tobaccos and increased quantities of U.S. grown tobacco. Decreases in quantities of foreign grown tobacco accounted for $53.1 million of the decrease. Lower processing and service fees resulted in decreases of $4.5 million. Higher average prices of foreign grown tobacco resulted in increases in sales of $10.2 million. Increases in quantities of U.S. grown tobacco resulted in an increase of $7.8 million. Decreased quantities of foreign grown tobacco primarily relate to liquidation of African and South American old crop tobaccos in 1999 and to decreased quantities of oriental tobacco from Europe in 2000.

The cost of sales and expenses, before recovery of restructuring, decreased $42.8 million, or 8.1%, from $528.0 million in 1999 to $485.2 million in 2000. Most of this decrease is the direct result of lower sales. Gross profit increased $3.0 million. Gross profit as a percentage of sales increased from 9.1% in 1999 to 10.4% in 2000. The increase in gross profit is primarily related to liquidation of African and South American old crop tobaccos in 1999 and to favorable exchange rate changes in Europe in 2000.

Interest expense decreased $1.0 million, or 6.1%, from $15.8 million in 1999 to $14.8 million in 2000. Interest expense decreased by $3.3 million as a result of lower borrowings, offset partially by an increase of $2.3 million resulting from higher average interest rates.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended December 31, 2000 Compared to Three Months Ended December 31, 1999 (Continued)

For the quarter ended December 31, 2000, the company recognized a non-cash charge of $.7 million related to the changes in fair value of interest rate swap instruments due to the adoption of SFAS 133 (see also note 7 of "Notes to Consolidated Financial Statements").

The effective tax rate was 25.4% in 2000 compared to 23% in 1999. Changes in effective tax rates are the result of the distribution of income between various taxing jurisdictions.

Six Months Ended December 31, 2000 Compared to Six Months Ended December 31, 1999

Net Sales and other operating revenues were $711.1 million, a decrease of $70.0 million, or 9.0%, for the six months ended December 31, 2000 from $781.1 million for the same period in 1999. The decrease is primarily due to lower quantities of foreign grown tobacco and lower service and processing revenues, partially offset by higher average prices of foreign grown and U.S. tobacco and higher quantities of U.S. tobacco. Decreases in quantities of foreign grown tobacco resulted in a decrease of $84.8 million. Lower service and processing revenues resulted in a decrease of $7.6 million. Higher average prices of foreign grown tobacco resulted in increases of $17.8 million. Higher average prices of U.S. grown tobacco resulted in an increase of $.9 million. Increased quantities of U.S. grown tobacco resulted in an increase of $3.7 million. Decreased quantities of foreign grown tobacco primarily related to liquidation of old crop tobaccos from Africa in 1999 and to reduced quantities of oriental tobaccos from Europe in 2000.

The costs of sales and expenses, before recovery of restructuring, decreased $83.2 million, or 11.0%, from $754.3 million in 1999 to $671.1 million in 2000. Most of this decrease is the direct result of lower sales. Gross profit increased by $11.9 million. Gross profit as a percentage of sales increased from 10.0% in 1999 to 12.7% in 2000. The increase in gross profit is primarily related to liquidation of African old crop tobacco in 1999 and to favorable exchange rate changes in 2000. Decreases in selling, administrative and general expenses accounted for $1.2 million of the $83.2 million decrease of cost of sales and expenses, related primarily to decreased personnel costs.

Interest expense decreased $.7 million, or 2.4%, from $30.0 million in 1999 to $29.3 million in 2000. Interest expense decreased by $6.1 million due to lower average borrowings, which was substantially offset by a $5.4 increase due to higher average rates.

For the six months ended December 31, 2000, the company recognized a non-cash charge of $2.0 million related to changes in fair value of interest rate swap instruments due to the adoption of SFAS 133 (see also note 7 of "Notes to Consolidated Financial Statements").

The effective tax rate was 26.0% for the six months ended December 31, 2000 compared to 23% for the same period in 1999. Changes in effective tax rates are the result of the distribution of income between various taxing jurisdictions.

DIMON Incorporated and Subsidiaries

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

DIMON's working capital changed from $433.7 million at June 30, 2000 to $421.1 million at December 31, 2000. The current ratio of 2.4 to 1 at June 30, 2000 changed to 2.0 to 1 at December 31, 2000. At December 31, 2000, current assets increased $76.4 million, or 10.1%, and current liabilities increased $89.0 million, or 27.8%, from June 30, 2000. Current assets increased primarily due to increases in tobacco inventories of $125.6 million, offset partially by decreases in accounts receivable, cash and cash equivalents, and advances on purchases of tobacco of $22.9 million, $14.2 million and $10.2 million, respectively. The increases in tobacco inventory are due to the seasonal fluctuations in tobacco purchases. Current liabilities increased primarily due to the increases in advances from customers of $125.1 million, partially offset by decreases in accounts payable trade of $22.4 million. The changes in liabilities are primarily related to seasonal fluctuations in tobacco purchasing. Total inventory and advances on purchases of tobacco decreased $21.5 million at December 31, 2000 compared to December 31, 1999. Reductions in total inventory and advances on purchases of tobacco are due to the Company's continued focus on reducing inventories and advances to strengthen its balance sheet.

At December 31, 2000, DIMON had seasonally adjusted lines of credit of $567.0 million, with $190.4 million in borrowings with a weighted average interest rate of 8.1%. At December 31, 2000, unused lines of credit amounted to $319.9 million. Total maximum outstanding borrowings, excluding the long-term credit agreements, during the six months ended December 31, 2000 were $509.6 million. At December 31, 2000, the Company had $35.4 million of letters of credit outstanding and an additional $21.3 million of letters of credit lines available.

To improve long-term liquidity, DIMON entered into a $250 million New Credit Facility, effective June 27, 2000, with a group of seven banks, which replaced DIMON's $300 million credit facility. The Company had $185 million of borrowings under this agreement at December 31, 2000. The Company used the New Credit Facility to classify $65 million of working capital loans to Revolving Credit Notes at December 31, 2000. It is the Company's intent to finance at least $250 million on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The New Credit Facility's initial term expires on June 27, 2002, and, subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (9.50% at December 31, 2000). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At December 31, 2000, the Company had no material capital expenditure commitments. The Company believes that the above sources of funds are sufficient to fund the Company's anticipated needs for fiscal 2001. There can be no assurance, however, that these sources of capital will be available in the future or, if available, that these or alternative sources will be available on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

DIMON Incorporated and Subsidiaries

FINANCIAL CONDITION: (Continued)

Cash flows provided by operating activities decreased $49.8 million from $83.7 million to $33.9 million for the six months ended December 31, 2000 from the same period last year, due primarily to more increases in inventories and advances on purchases of tobacco and less decreases in accounts receivable, offset partially by the increase in accounts payable and accrued expenses, more increase in advances from customers and the increase in net income. Cash flows used by investing activities increased to $15.6 million in 2000 from cash provided of $8.7 million in 1999 primarily due to the increase in payments for other investments and other assets, the increase in purchase of property and equipment and less proceeds from sales of property and equipment. Cash flows used by financing activities were $43.4 million less in 2000 than in 1999 primarily due to the net change in short-term borrowings, offset partially by increased repayment of long-term borrowings and decreased proceeds from long-term borrowings.

OUTLOOK AND OTHER INFORMATION:

The Company believes that the global market for tobacco leaf is improving as cigarette sales recover in many areas and the raw material inventories held by its customers continue to trend toward equilibrium with their production forecasts. However, Zimbabwe is experiencing a period of civil unrest in combination with a deteriorating economy. If the current political situation continues, the Company could experience disruptions and delays associated with its operations there. The Company also continues to monitor the situation in the United States, which includes declining crop sizes and an increasing trend to direct contracting with tobacco farmers. The Company has proactively adjusted its production capacity in the United States to allow efficient asset utilization at the current crop size and believes that it has the ability, if required, to further scale down its capacity without significant restructuring. Reduced quantities of United States grown tobacco can be readily sourced from international origins, although factors such as the timing of shipments may cause increased volatility in earnings and make the comparison of quarterly financial results more difficult. The Company believes that it is well prepared to participate in direct contracting with tobacco farmers in the United States and does not expect any material economic effect from the progressive shift from the auction system to direct contract buying.

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

The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the six months ended December 31, 2000, the Company recognized a non-cash $2.0 million charge from the change in the fair value of these swap instruments. At December 31, 2000, the fair value of these instruments was approximately $(2.6) million. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings. In October 2000, the Company entered into an additional interest rate swap agreement, converting variable interest rates into fixed rates with respect to $50 million of borrowings. This swap expires in June 2002 and has been accounted for as a cash flow hedge. Also, see Note F of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 2000.

Part II. Other Information

Item 1.	Legal Proceedings

On December 20, 2000, the plaintiffs in Deloach, et al. v. Philip Morris Companies Inc., et al., following the transfer of the suit from the United States District Court for the District of Columbia to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the "Deloach Suit") filed a motion for leave to file a third amended complaint adding DIMON and other leaf tobacco merchants as defendants. The Deloach Suit is a purported class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. The plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. If DIMON becomes a defendant, they intend to join with the motion to dismiss previously filed by the manufacturer defendants and to otherwise vigorously defend the suit.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits	-	None

(b)	Reports on Form 8-K	-	None

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Jerry L. Parker
______________________________________________________
Date: February 7, 2001	Jerry L. Parker Senior Vice President - Controller (Principal Accounting Officer)

