Form 10-Q
period 2001-03-31
DIMON INC
filed 2001-05-10
CIK 939930

Page 1 of 15
Page 16 - Exhibit Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2001

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	May 1, 2001
NO par value	44,575,004

DIMON Incorporated and Subsidiaries

INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - March 31, 2001 and
		June 30, 2000.....................................	3 - 4

		Statement of Consolidated Income - Three Months and Nine
		Months Ended March 31, 2001 and 2000 .........................................	5

		Statement of Consolidated Cash Flows - Nine
		Months Ended March 31, 2001 and 2000.........................................	6

		Notes to Consolidated Financial Statements.............	7 - 9

	Item 2.	Management's Discussion and Analysis
		Of Financial Condition and Results of Operations..........	10 - 13

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk..........................	14

Part II.	Other Information

	Item 1.	Legal Proceedings........................	14

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	March 31 2001 (Unaudited)	June 30 2000
(in thousands)	______________________________________
ASSETS
Current assets
Cash and cash equivalents .....................................................................	$ 21,598	$ 27,249
Notes receivable ....................................................................................	4,317	4,707
Trade receivables, net of allowances ....................................................	200,666	222,754
Inventories:
Tobacco ..............................................................................................	361,370	383,881
Other ..................................................................................................	16,752	16,351
Advances on purchases of tobacco .......................................................	51,698	63,569
Current deferred and recoverable income taxes ..................................	18,629	21,413
Prepaid expenses and other assets .......................................................	13,265	13,950
	______________________________________
Total current assets ...........................................................................	688,295	753,874
	______________________________________

Investments and other assets
Equity in net assets of investee companies ...........................................	2,464	3,175
Other investments ..................................................................................	5,507	6,184
Notes receivable ....................................................................................	9,631	10,038
Other ......................................................................................................	20,935	22,689
	______________________________________
	38,537	42,086
	______________________________________

Intangible assets
Excess of cost over related net assets of
Businesses acquired ...........................................................................	160,613	165,163
Production and supply contracts ...........................................................	9,692	11,685
Pension asset..........................................................................................	1,456	1,456
	______________________________________
	171,761	178,304
	______________________________________

Property, plant and equipment
Land ........................................................................................................	18,830	18,795
Buildings .................................................................................................	180,973	178,508
Machinery and equipment ......................................................................	201,884	201,238
Allowances for depreciation ...................................................................	(132,115)	(121,325)
	______________________________________
	269,572	277,216
	______________________________________

Deferred taxes and other deferred charges ...............................................	17,555	15,269
	______________________________________
	$1,185,720	$1,266,749
	==================================
See notes to consolidated financial statements
-3-

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

			March 31 2001 (Unaudited)	June 30 2000
(in thousands)			______________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks.....................			$ 116,946	$ 198,095
Accounts payable:
Trade.............................			44,557	53,348
Officers and employees.....................			6,319	6,077
Other............................			14,692	12,129
Advances from customers.....................			30,114	18,555
Accrued expenses........................			25,317	21,963
Income taxes...........................			1,255	4,651
Long-term debt current.....................			2,031	5,321
			______________________________________
Total current liabilities.........................			241,231	320,139
			______________________________________
Long-term debt
Revolving credit notes and other.................			275,716	275,856
Convertible subordinated debentures................			73,328	73,328
Senior notes...........................			125,000	125,000
			______________________________________
			474,044	474,184
			______________________________________
Deferred credits:
Income taxes...........................			9,773	14,980
Compensation and other benefits..................			54,658	53,371
			______________________________________
			64,431	68,351
			______________________________________
Minority interest in subsidiaries...................			572	571
			______________________________________
Commitments and contingencies....................			-	-
			______________________________________
Stockholders' equity
Preferred Stock--no par value:	Mar. 31	Jun. 30
Authorized shares...........	10,000	10,000
Issued shares............	-	-	-	-
Common Stock--no par value:	Mar. 31	Jun. 30
Authorized shares.........	125,000	125,000
Issued shares............	44,575	44,525	182,284	182,143

Retained earnings........................			232,254	229,625
Accumulated other comprehensive income..............			(9,096)	(8,264)
			______________________________________
			405,442	403,504
			______________________________________
			$1,185,720	$1,266,749
			==================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months and Nine Months Ended March 31, 2001 and 2000
(Unaudited)
	Third Quarter				First Nine Months
	___________________________________________________
(in thousands, except per share amounts)	2001		2000		2001		2000
	___________________________________________________
Sales and other operating revenues................	$399,079		$364,809		$1,110,152		$1,145,868
Cost of goods and services sold...................	358,855		325,156		979,900		1,028,136
	___________________________________________________
Gross profit............................................	40,224		39,653		130,252		117,732
Selling, administrative and general expenses...........	24,334		22,995		74,422		74,319
Restructuring (recovery) ......................	-		-		(605)		-
Settlement of litigation (recovery).................	(3,923)		-		(3,923)		-
	___________________________________________________
Operating income......................................	19,813		16,658		60,358		43,413
Interest expense....................................	12,221		14,061		41,499		44,056
Current charge derivative financial instruments........	3,863		-		5,865		-
	___________________________________________________
Income (loss) before income taxes and equity
in net income (loss) of investee companies ..........	3,729		2,597		12,994		(643)
Income tax expense (benefit).........................	970		597		3,379		(148)
	___________________________________________________
Income (loss) before equity in net
income (loss) of investee companies .............	2,759		2,000		9,615		(495)
Equity in net income (loss) of investee
companies, net of income taxes.................	(76)		(66)		(193)		84
	___________________________________________________
Income (loss) before cumulative effect
of accounting changes....................	2,683		1,934		9,422		(411)
Cumulative effect of accounting changes,
net of income taxes:
Reporting period of subsidiaries ..............	-		-		284		-
Derivative financial instruments ..............	-		-		(387)		-
	___________________________________________________
	$ 2,683		$ 1,934		$ 9,319		$ (411)
	=============================================
Basic Income (Loss) Per Share
Income (loss) before effect of cumulative
accounting changes ...................	$.06		$.04		$.21		$(.01)
Cumulative effect of accounting changes,
net of tax ........................	-		-		-		-
	___________________________________________________
Net Income (Loss)...............................	$.06		$.04		$.21		$(.01)
	=============================================
Diluted Income (Loss) Per Share
Income (loss) before effect of cumulative
accounting changes ...................	$.06		$.04		$.21		$(.01)
Cumulative effect of accounting changes, net of tax .....	-		-		-		-
	___________________________________________________
Net Income (Loss)..................................	$.06	*	$.04	*	$.21	*	$(.01)	*
	=============================================
Average number of shares outstanding:
Basic.............................................	44,525		44,525		44,525		44,525
Diluted............................................	44,984	*	44,525	*	44,738	*	44,525	*
Cash dividends per share........................	$.05		$.05		$.15		$.15
See notes to consolidated financial statements	=============================================
* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
-5-

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Nine Months Ended March 31, 2001 and 2000 (Unaudited)

	March 31 2001	March 31 2000
(in thousands)	_______________________________________
Operating activities
Net Income (Loss) ..........................................................	$ 9,319	$ (411)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization ....................................	30,552	29,990
Deferred items ....................................................	(3,784)	(957)
Loss (gain) on foreign currency transactions ..................................	1,271	(620)
Changes in operating assets and liabilities............................	52,965	119,636
	_______________________________________
Net cash provided by operating activities ....................	90,323	147,638
	_______________________________________

Investing activities
Purchase of property and equipment ...............................	(13,261)	(5,986)
Proceeds from sale of property and equipment ...................	2,511	8,917
Payments received on notes receivable and
receivable from investees ............................................................	1,366	598
Purchase of subsidiary ..................................	(2,723)	-
Receipts (payments) for other investments and other assets ..................	2,155	3,621
	_______________________________________
Net cash (used) provided by investing activities ............................	(9,952)	7,150
	_______________________________________

Financing activities
Net change in short-term borrowings .............................	723	(231,895)
Proceeds from long-term borrowings .............................	121,569	182,448
Repayment of long-term borrowings ..............................	(201,350)	(85,232)
Cash dividends paid to DIMON Incorporated stockholders .......	(6,690)	(6,678)
	_______________________________________
Net cash used by financing activities ...........................	(85,748)	(141,357)
	_______________________________________

Effect of exchange rate changes on cash ............................	(274)	280
	_______________________________________

Increase (decrease) in cash and cash equivalents ...............	(5,651)	13,711
Cash and cash equivalents at beginning of year .................	27,249	21,451
	_______________________________________

Cash and cash equivalents at end of period .....................	$ 21,598	$ 35,162
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

The results of operations for the three months and the nine months ended March 31, 2001 and 2000 are not necessarily indicative of the results to be expected for the full year and should not be relied on as a basis for projecting year end results. The Company's operations are seasonal. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2000.

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

The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:
Third Quarter	First Nine Months
_________________________________________________
(in thousands)	2001	2000	2001	2000
_________________________________________________
Shares
Weighted average number of common shares
outstanding.........................	44,525	44,525	44,525	44,525
Restricted shares issued and shares applicable to
stock options, net of shares assumed to be
purchased from proceeds at average market price.......	459	-	213	-
Assuming conversion of 6.25% Debentures at beginning
of period................................................................	-	*	- *	- *	-	*
_________________________________________________
Average diluted shares outstanding..............................	44,984	*	44,525 *	44,738 *	44,525	*
============================================
*	The incremental shares from the assumed conversion of the 6.25% Debentures are not included in computing the diluted per share amounts because the inclusion would be antidilutive.
3.	The components of comprehensive income were as follows:
Nine Months Ended March 31
_________________________________
(in thousands)	2001	2000
_________________________________
Net income (loss)..........................................	$9,319	$ (411)
Decrease in equity currency conversions................................	(183)	(3,057)
Cumulative effect of change in accounting for
derivative financial instruments............................	100	-
Decrease in derivative financial instruments...................	(749)	-
_________________________________
Total comprehensive income (loss)..................................	$8,487	$(3,468)
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

During the nine months ended March 31, 2001, the Company paid out $575, principally for employee separations.

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

During the nine months ended March 31, 2001, the Company paid out $843 for employee separations.

6.

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ended 1988 through 1992. The proposed adjustments claim additional tax, including penalties and interest through June 30, 2000, of approximately $21,000, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues. During the fiscal year ended June 30, 2000, the Company had $1,576 of assessments reversed in its favor. Additionally, the Company settled $2,700 by entering the REFIS (tax recovery program) in March 2001.

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

Effective July 1, 2000, four of the Company's European subsidiaries changed their fiscal year end from March 31 to June 30. More efficient financial reporting routines have allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in its consolidated financial statements. For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change. This change in accounting principle increased the net loss before cumulative effect of accounting changes by approximately $867, or $(.02) per share, for the three months ended September 30, 2000 and the nine months ended March 31, 2001. Had the change in fiscal year end for these subsidiaries occurred as of July 1, 1999, the net income for the quarter ended March 31, 2000 would have increased $7,199 from $1,934 to $9,133. The net income per share for both basic and diluted would have increased

DIMON Incorporated and Subsidiaries

7.	Cumulative Effect of Changes in Accounting Principles (Continued)

from $.04 to $.21. Net income for the nine months ended March 31, 2000 would have increased $7,103 from a net loss of $411 to net income of $6,692. The net income per share for both basic and fully diluted would have increased from a loss of $(.01) to income of $.15. The Company has two remaining subsidiaries with fiscal year ends of March 31 and May 31.

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

For certain hedging relationships, SFAS 133 eliminates special accounting formerly provided by U.S. generally accepted accounting principles. The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the three months and nine months ended March 31, 2001, the Company recognized non-cash charges of $3,863 and $5,865, respectively, from the change in the fair value of these swap instruments. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings.

8.

The Company's subsidiary in Spain, Compania de Filipinas (CdF), was the plaintiff in a lawsuit regarding the alleged breach of contract in CdF's sale of a building located in Barcelona in 1991. CdF successfully concluded the lawsuit in February 2001, and the Company realized a gain of $3,923.

9.

On December 13, 2000 the Company purchased 100% of the shares of Austro-Hellenique S.A., a real estate holding company in Greece for approximately $4,921. Austro-Hellenique is the owner of operating facilities used by the Company's Greek operations.

DIMON Incorporated and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net sales and other operating revenues in 2001 were $399.1 million, an increase of $34.3 million, or 9.4%, from $364.8 million in 2000. The increase in sales was primarily due to increased quantities of both U.S. and foreign grown tobacco, higher average prices of U.S. grown tobacco and higher service and processing fees, partially offset by lower average prices of foreign grown tobacco. Increases in quantities of U.S. and quantities of foreign grown tobacco accounted for $21.9 million and $9.7 million, respectively, of the increase. The increases in quantities of foreign grown tobacco were from Africa and Europe, partially offset by decreased quantities from South America. Reduced shipments from South America were primarily due to weather-related delays in shipment of the current year Brazilian crop. Increased prices of U.S. grown tobacco resulted in an increase of $.4 million. Higher service and processing revenues resulted in an increase of $4.8 million primarily due to the shift in the U.S. burley market from an auction system to a contract buying system. Changes in service and processing revenue are expected to continue as the U.S. market moves to contract buying. Lower average prices of foreign grown tobacco resulted in decreases of $2.5 million, primarily due to lower green costs of tobacco in South America and Europe, disposition of old crop tobacco in South America and a shift in demand to lower quality leaf in Asia, offset partially by higher average prices in Africa.

Cost of sales and expenses increased $35.0 million, or 10.1%, from $348.2 million in 2000 to $383.2 million in 2001. Most of this increase relates directly to increased sales. Gross profit increased $.5 million from $39.7 million in 2000 to $40.2 million in 2001. Gross profit as a percentage of sales decreased from 10.9% in 2000 to 10.1% in 2001, reflecting a lower proportion of higher margin, South America origin sales. Selling, general and administrative expenses for the quarter were up by $1.3 million or 5.8% compared to the prior year due primarily to the recognition of incentive compensation expense accruals. During the prior year quarter, incentive compensation accruals recorded during the first two quarters of the prior fiscal year amounting to $1.3 million were appropriately reversed when it became apparent that established performance hurdles for that year could not be achieved.

During the quarter ended March 31, 2001 the company settled litigation resulting in income of $3.9 million (see also Note 8 of "Notes to Consolidated Financial Statements").

Interest expense decreased $1.8 million, or 13.1%, from $14.0 million in 2000 to $12.2 million in 2001. Interest expense decreased $2.8 million due to lower average borrowings, offset partially by a $1.0 million increase related to higher average interest rates.

For the quarter ended March 31, 2001, the company recognized a non-cash charge of $3.9 million related to changes in fair value of interest rate swap instruments due to the adoption of SFAS 133 (see also note 7 of "Notes to Consolidated Financial Statements").

The effective tax rate was 26% in 2001 compared to 23% in 2000. Changes in the effective tax rate are the result of the distribution of income between various taxing jurisdictions.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine months ended March 31, 2001 compared to Nine Months ended March 31, 2000

Net sales and other operating revenues were $1,110.2 million, a decrease of $35.7 million, or 3.1%, for the nine months ended March 31, 2001 from $1,145.9 million for the same period in 2000. The decrease was primarily due to decreased quantities of foreign grown tobacco and lower service and processing revenues, partially offset by increased quantities of U.S. grown tobacco and higher prices of foreign and U.S. grown tobacco. Decreases in quantities of foreign grown tobacco resulted in decreases of $73.5 million. The decreases in quantities of foreign grown tobacco relate primarily to the liquidation of old crop African tobacco in 2000 and weather-related delays in shipments of 2001 crop South American tobacco. Lower service and processing revenues resulted in a decrease of $2.8 million. The decrease in service and processing revenue is due to $9.0 million decrease in revenues from the U.S. Flue Cured Stabilization program, partially offset by increases due to changes in customer contracts related to the shift in the U.S. burley market from an auction system to a contract buying system. Increased quantities of U.S. grown tobacco resulted in increased revenues of $24.9 million. Higher average prices of foreign and U.S. grown tobacco resulted in an increase of $13.7 million and $2.0, respectively.

Cost of sales and expenses, before recovery of restructuring, decreased $48.2 million, or 4.4%, from $1,102.5 million in 2000 to $1,054.3 million in 2001. Most of this decrease is the direct result of lower sales. Gross profit increased $12.5 million, or 10.6%, from $117.7 million in 2000 to $130.2 million in 2001. Gross profit as a percentage of sales increased from 10.3% in 2000 to 11.7% in 2001. The increase in gross profit is related to the liquidation of old crop African tobacco in 2000 as well as favorable exchange rate changes in 2001 in Europe and South America.

During the quarter ended March 31, 2001 the company settled litigation resulting in income of $3.9 million (see also Note 8 of "Notes to Consolidated Financial Statements").

Interest expense decreased $2.6 million, or 5.8%, from $44.1 million in 2000 to $41.5 million in 2001. Interest expense decreased $8.8 million due to lower average borrowings, which was partially offset by a $6.2 million increase related to higher average interest rates.

For the nine months ended March 31, 2001, the company recognized a non-cash charge of $5.9 million related to changes in fair value of interest rate swap instruments due to the adoption of SFAS 133 (see also note 7 of "Notes to Consolidated Financial Statements").

The effective tax rate was 26% in 2001 compared to 23% in 2000. Changes in the effective tax rate are the result of the distribution of income between various taxing jurisdictions.

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

DIMON's working capital changed from $433.7 million at June 30, 2000 to $447.1 million at March 31, 2001. The current ratio of 2.4 to 1 at June 30, 2000 changed to 2.9 to 1 at March 31, 2001. At March 31, 2001, current assets decreased $65.6 million, or 8.7%, and current liabilities decreased $78.9 million, or 24.6%, from June 30, 2000. Current assets decreased primarily due to decreases in tobacco inventories, trade accounts receivable, and advances on purchases of tobacco of $22.5 million, $22.1 million, and $11.9 million, respectively. The decreases are due to seasonal fluctuations in tobacco purchases and sales. Current liabilities decreased primarily due to the decreases in notes payable to banks and accounts payable trade of $81.1 million and $8.8 million, respectively, partially offset by increased advances from customers of $11.6 million. The changes in liabilities are primarily related to seasonal fluctuations in tobacco purchasing. Total inventory and advances on purchases of tobacco decreased $14.7 million at March 31, 2001 compared to March 31, 2000. Reductions in total inventory and advances on purchases of tobacco are due to the Company's continued focus on reducing inventories and advances to strengthen its balance sheet.

At March 31, 2001, DIMON had seasonally adjusted lines of credit of $626.8 million, with $116.9 million in borrowings with a weighted average interest rate of 7.1%. At March 31, 2001, unused lines of credit amounted to $452.2 million. Total maximum outstanding borrowings, excluding the long-term credit agreements, during the nine months ended March 31, 2001 were $361.5 million. At March 31, 2001, the Company had $37.9 million of letters of credit outstanding and an additional $19.8 million of letters of credit lines available.

To improve long-term liquidity, DIMON entered into a $250 million New Credit Facility, effective June 27, 2000, with a group of seven banks, which replaced DIMON's $300 million credit facility. The Company had $145 million of borrowings under this agreement at March 31, 2001. The Company used the New Credit Facility to classify $105 million of working capital loans to Revolving Credit Notes at March 31, 2001. It is the Company's intent to finance at least $250 million on a long-term basis. The New Credit Facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The New Credit Facility's initial term expires on June 27, 2002, and, subject to approval by the lenders, may be extended. The rates of interest are based upon the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (8.0% at March 31, 2001). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations and equity and equity-linked securities. At March 31, 2001, the Company had no material capital expenditure commitments. The Company believes that the above sources of funds are sufficient to fund the Company's anticipated needs for fiscal 2001. There can be no assurance, however, that these sources of capital will be available in the future or, if available, that these or alternative sources will be available on favorable terms. Reliance on available credit presents financial risk to the Company going forward.

DIMON Incorporated and Subsidiaries

FINANCIAL CONDITION: (Continued)

Cash flows provided by operating activities decreased $57.3 million from $147.6 million to $90.3 million for the nine months ended March 31, 2001 from the same period last year, due primarily to less decreases in inventories and advances on purchases of tobacco, offset partially by more decreases in income taxes payable and in accounts payable. Cash flows used by investing activities increased to $10.0 million in 2001 from cash provided of $7.1 million in 2000 primarily due to the increase in payments for other investments and other assets, the increase in purchase of property and equipment and less proceeds from sales of property and equipment. Cash flows used by financing activities were $55.6 million less in 2001 than in 2000 primarily due to increased proceeds from long-term borrowings, offset partially by increased repayment of long-term borrowings.

OUTLOOK AND OTHER INFORMATION:

The Company believes that the global market for tobacco leaf is improving as cigarette sales recover in many areas and the raw material inventories held by its customers continue to trend toward equilibrium with their production forecasts. However, Zimbabwe is experiencing a period of civil unrest in combination with a deteriorating economy. If the current political situation continues, the Company could experience disruptions and delays associated with its operations there. The Company also continues to monitor the situation in the United States, which includes declining crop sizes and an increasing trend to direct contracting with tobacco farmers. The Company has proactively adjusted its production capacity in the United States to allow efficient asset utilization at the current crop size and believes that it has the ability, if required, to further scale down its capacity without significant restructuring. Reduced quantities of United States grown tobacco can be readily sourced from international origins, although factors such as the timing of shipments may cause increased volatility in earnings and make the comparison of quarterly financial results more difficult. The Company believes that it is well prepared to participate in direct contracting with tobacco farmers in the United States and does not expect any material economic effect from the progressive shift from the auction system to direct contract buying. Traditionally in the U.S., the Company has purchased green tobacco, processed that tobacco and sold that processed tobacco. Concurrent with the shift from an auction system to a contract buying system, beginning with the 2001 U.S. burley crop, one major U.S. customer requested separate invoicing of green tobacco and processing fees. The changes in invoicing will, at least temporarily, affect the comparability of changes in average sales prices and processing fees, and may cause an increase in gross profit as a percentage of sales.

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

The Company has traditionally entered into interest rate swap and similar instruments to manage its exposure to movements in interest rates paid on corporate debt. Such instruments are matched with underlying borrowings. SFAS 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the three months and nine months ended March 31, 2001, the Company recognized a non-cash $3.9 million and $5.9 million charge, respectively, from the change in the fair value of these swap instruments. At March 31, 2001, the fair value of these instruments was approximately $(6.4) million. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. The Company plans to continue its practice of economically hedging various components of its debt. However, as a result of SFAS 133, such swap instruments may now create volatility in future reported earnings. In October 2000, the Company entered into an additional interest rate swap agreement, converting variable interest rates into fixed rates with respect to $50 million of borrowings. This swap expires in June 2002 and has been accounted for as a cash flow hedge. Also, see Note F of the Notes to Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Form 10-K for the year ended June 30, 2000.

Part II. Other Information

Item 1.	Legal Proceedings

On December 20, 2000, the plaintiffs in Deloach, et al. v. Philip Morris Companies Inc., et al., following the transfer of the suit from the United States District Court for the District of Columbia to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the "Deloach Suit") filed a motion for leave to file a third amended complaint adding DIMON and other leaf tobacco merchants as defendants. On February 20, 2001, the court granted the motion for leave to amend and added DIMON and other leaf tobacco merchants as defendants. DIMON has joined in a motion to dismiss the complaint filed by all defendants and that motion is pending.

The Deloach Suit is a purported class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. The plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. The court has stayed discovery on the merits of the case, pending disposition of the Plaintiffs' motion for class certification. DIMON and the other defendants are opposing class certification and will otherwise vigorously defend the suit.

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits	3	-	Amended and Restated Bylaws as of February 20, 2001.

(b)	Reports on Form 8-K		-	Form 8-K filed on February 7, 2001 in reference to Item 9, Regulation FD Disclosure.

			-	Form 8-K filed on May 9, 2001 in reference to Item 9, Regulation FD Disclosure.

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Jerry L. Parker
______________________________________________________
Date: May 9, 2001	Jerry L. Parker Senior Vice President - Controller (Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

EXHIBIT INDEX

Exhibits		Page No.

3	Amended and Restated Bylaws......................	17 - 27

