Form 10-K
period 2001-06-30
DIMON INC
filed 2001-09-06
CIK 939930

Page 1 of 78
Exhibit Index on Pages 65 through 68

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from_______________to_______________.

Commission file number 1-13684

DIMON Incorporated
(Exact name of registrant as specified in its charter)

VIRGINIA	54-1746567
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

512 Bridge Street, Danville, Virginia	24541
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(434) 792-7511

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (no par value)	New York Stock Exchange
Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act:
None

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on August 20, 2001, was approximately $378,940,200. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose.

As of August 20, 2001, there were 44,575,004 shares of Common Stock outstanding.

          Portions of the registrant's definitive Proxy Statement for its 2001 Annual Meeting of Stockholders to be held October 31, 2001, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS
======================================================================================================

THE COMPANY

DIMON Incorporated (the "Company") is the second largest independent leaf tobacco merchant in the world and ships tobacco to manufacturers of cigarettes and other consumer tobacco products in approximately 90 countries around the world. The terms "we" or "our" in this section refer to DIMON Incorporated and its consolidated subsidiaries.

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

The Company deals primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. International brand cigarettes have gained market share in several major foreign markets including Asia (particularly the Pacific Rim), Europe and the Middle East in recent years. International brand cigarettes contain approximately 50% flue-cured, 37% burley and 13% oriental tobacco, contain less tar and nicotine and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world. According to the Tobacco Merchants Association, international brand cigarettes represented 58% of worldwide cigarette consumption (excluding China) in 2000, compared to 48% in 1990. As international brand cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by the Company and its competitors has grown accordingly.

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

Geographic Regions of Operation

We have developed an extensive international network through which we purchase, process and sell tobacco. In addition to our processing facilities in Virginia and North Carolina, we own or have an interest in processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Bulgaria, Greece, Kyrgyzstan,

Macedonia and Turkey, the leading exporters of Oriental tobacco. We also have processing facilities in Germany, Italy, Tanzania and Thailand. We have historically contracted with third parties for the processing of tobacco in certain countries including Argentina, Canada, Chile, China, Congo, Guatemala, India, Indonesia, Spain and certain countries of the former Soviet Union. In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China, and India.

We purchase tobacco in 39 countries. Although a significant portion of the dollar value of tobacco we purchase is produced in the U.S., the relative importance of tobacco grown overseas to our profitability has increased steadily. During fiscal 2001, approximately 42% of the dollar value of tobacco we purchased was purchased in the U.S. Approximately 14%, 10% and 4% of the dollar value of tobacco we purchased during fiscal 2001 was purchased in Brazil, Zimbabwe and Malawi, respectively. The remaining 30% was purchased in 35 different countries with no single country accounting for more than 4%.

Through our wholly-owned subsidiary, Compania General de Tabacos de Filipinas S.A. ("CdF"), we are also a leading international dealer in dark tobaccos, typically used for cigars and smokeless tobacco products. CdF maintains its administrative and sales headquarters in Barcelona, Spain, and has operations in the major dark tobacco producing countries, including Colombia, Dominican Republic, Indonesia, Northern Brazil, Paraguay and the Philippines.

Purchasing

Tobacco is purchased at auction or directly from growers. Traditionally, tobacco grown in the United States has been purchased by us on auction markets. However, beginning with the 2000 U.S. burley crop and continuing to the 2001 U.S. flue-cured crop, there has been a significant shift by our larger U.S. customers to purchasing directly from farmers ("direct contract buying"). With the shift to direct contract buying, our sales and other operating revenues is estimated to decrease $180 million to $200 million in fiscal year 2002 from fiscal year 2001. Although we will continue to make U.S. purchases at auction, we plan to purchase the majority of our 2001 flue-cured and burley crop requirements through direct contract buying. This shift to direct contract buying has decreased the number of auction warehouses in the U.S. Some of the former warehouses are now used as receiving points for direct contract buying. Our continued purchases of domestic tobacco on the flue-cured, burley and air-cured auction markets in Florida, Georgia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and Virginia as well as tobacco received under direct contract buying are shipped to our facilities in North Carolina and Virginia for processing to customer specification. We also expect that tobacco purchased under direct contract from farmers by our customers will continue to be processed in our North Carolina and Virginia facilities, although we may no longer take ownership of those tobaccos in some cases. We do not expect that our gross profit will be materially affected by the shift to direct contract buying by our customers, although sales revenues will be reduced and our profit margin may improve. Although we believe that we have taken proper actions to operate effectively in the U.S. direct contract buying environment, there are challenges in managing our operating cost base in the United States in light of the continued requirement to field buying personnel in the residual auction markets. See "Risk Factors."

In addition, we purchase tobacco grown in Canada, Malawi and Zimbabwe principally on auction markets. We usually purchase tobacco at the auction markets after receiving specific customer orders or indications of customers' upcoming needs. Our network of tobacco buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world. These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco.

In non-auction markets such as Argentina, Brazil, Bulgaria, Greece, Mexico, Kyrgyzstan, Spain, Tanzania and Turkey, we purchase tobacco directly from farmers or from local entities that have arranged for purchase from farmers. We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders. Our arrangements with farmers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital. For example, in Brazil, we generally contract to purchase a farmer's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered. Pursuant to these purchase contracts, we provide farmers with fertilizer and other materials necessary to grow tobacco and may extend loans to farmers to finance the crop. Under longer-term arrangements with farmers, we may also finance farmers' construction of curing barns.

In addition, our agronomists maintain frequent contact with farmers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. In other non-auction markets, such as Argentina and India, we buy tobacco from local entities that have purchased tobacco from farmers and supervise the processing of that tobacco by those local entities. We believe that our long-standing relationships with our customers are vital to our operations outside of the auction markets.

Processing

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. We process tobacco in 24 facilities located throughout the world. Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality. Accordingly, we have located our processing facilities in proximity to our principal sources of tobacco.

Upon arrival at our processing plants, flue-cured and burley tobacco is first reclassified according to grade. Most of that tobacco is then blended to meet customer specifications regarding color, body and chemistry, threshed to remove the stem from the leaf and further processed to produce strips of tobacco and sieve out small scrap. We also sell a small amount of processed but unthreshed flue-cured and burley tobacco in loose-leaf and bundle form to certain of our customers.

Processed flue-cured and burley tobacco is redried to remove excess moisture so that it can be held in storage by customers or us for long periods of time. After redrying, whole leaves, bundles, strips or stems are separately packed in cases, bales, cartons or hogsheads for storage and shipment. Packed flue-cured and burley tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship. Prior to and during processing, steps are taken to ensure consistent quality of the tobacco, including the regrading and removal of undesirable leaves, dirt and other foreign matter. Customer representatives are frequently present at our facilities to monitor the processing of their particular orders. Increased consumption of discount and value-priced cigarettes and competition among leaf merchants have led to improvements in processing designed to minimize waste and thereby increase yield. Throughout the processing, our technicians use laboratory test equipment for quality control to ensure that the product meets all customer specifications.

From time to time, we process and store tobacco acquired by various stabilization cooperatives under the domestic price support program. We can derive significant revenues from the fees charged for such services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program. While these revenues are not material to our net sales, they result in additional recovery of fixed costs that may be significant to gross profit. With the shift to direct contract buying, we expect these revenues to decrease, which may correspondingly affect gross profit on these sales.

Customers and Selling Arrangements

Customers

We ship tobacco to manufacturers of cigarettes and other consumer tobacco products located in approximately 90 countries around the world. We ship tobacco to international locations designated by these manufacturers. A majority of the shipments of tobacco are to factories of these manufacturers that are located outside the U.S. In certain countries, we also use sales agents to supplement our selling efforts. Several of our customers individually account for a significant portion of our sales in a normal year. In addition, some of our customers have begun to acquire, dispose or consolidate their operations, which may increase our reliance on fewer customers. The loss of any one or more of such customers could have a materially adverse effect on our business.

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Of our 2001, 2000, and 1999 sales and other operating revenues, approximately 45%, 35%, and 37%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc., Philip Morris Companies Inc., or R. J. Reynolds Tobacco Company, Inc., each of which contributed in excess of 10% of total sales. No other customer accounts for more than 10% of our sales. We generally have maintained relationships with our customers for over forty years. In fiscal 2001, we delivered approximately 31% of our tobacco sales to customers in the U.S., approximately 36% to customers in Europe and the remainder to customers located in Asia, Africa and elsewhere.

Selling Arrangements

We typically make approximately 90% of our leaf tobacco auction purchases pursuant to customer orders or supply contracts or customer indications of anticipated need, with most purchases made based on indications. Customers are legally bound to purchase tobacco purchased by us pursuant to orders, but no contractual obligation exists with respect to tobacco purchased in response to indications. However, we have done business with most of our customers for many years and have never experienced a significant failure of customers to purchase tobacco for which they have given indications.

We have agreements with R. J. Reynolds Tobacco Company and Lorillard Tobacco Company to purchase (only for Lorillard) and process the majority of their U.S. tobacco requirements. Generally, the agreements establish a framework for pricing our services (which generally is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices), but do not provide for minimum purchases and are terminable upon reasonable notice. Other than these contracts, we have no significant supply agreements with our customers.

We typically make sales based on a customer's letter of credit, by cash against documents or by payment against invoice. Most of our sales throughout the world are denominated in U.S. dollars. While we can receive payment for tobacco sold after we have processed and shipped it, most of the larger customers advance payments to us throughout the buying season as we purchase tobacco for the customers' accounts.

Competition

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available leaf tobacco.

Currently, there are three major global competitors in the leaf tobacco industry, including DIMON, and all three are dependent upon a few large tobacco manufacturing customers. Our principal competitors are Universal Corporation and Standard Commercial Corporation. Of the independent leaf tobacco merchants, we believe that, based on revenues, we rank second in established worldwide market share. We further believe that among independent leaf tobacco merchants, we have the largest or second largest market share in Argentina, Brazil, Greece, Guatemala, Malawi, Mexico, Spain, Turkey, the U.S. and Zimbabwe as well as other countries. Universal's market share in the U.S. and Africa is considerably greater than ours. The number of manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any large or significant customer could have a material adverse effect on our financial condition or results of operations.

Seasonality

The purchasing and processing activities of our tobacco business are seasonal. Flue-cured tobacco grown in the U.S. is purchased generally during the five-month period beginning in July and ending in November. U.S.-grown burley tobacco is purchased usually from late November through January or February. Tobacco grown in Brazil is purchased usually from January through July. Other markets around the world have similar purchasing periods, although at different times of the year.

Mature tobacco, prior to being processed and packed, is a semi-perishable commodity. The production cycle for redrying and packing is relatively short. For example, flue-cured tobacco in the U.S. is processed, packed and invoiced within the same five-month period (July through November) that it is purchased. During this period, inventories of unprocessed tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession. Current liabilities, particularly advances from customers and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets. Increasing amounts of U.S.-grown burley and foreign tobacco are now being processed in periods other than July through November, reducing the seasonal fluctuations in working capital. At June 30, the end of our fiscal year, the seasonal components of our working capital reflect primarily the operations related to foreign grown tobacco.

Research and Development

The Company routinely cooperates with both its customers and the manufacturers of the equipment used in its processing facilities to improve processing technologies. However, no material amounts are expended for research and development, and the Company holds no material patents, licenses, franchises, or concessions.

Employees

The Company's consolidated entities employed about 3,800 persons, excluding seasonal employees, in its worldwide operations at June 30, 2001. In the U.S. operations, the Company's consolidated entities employed about 500 employees at June 30, 2001. During processing periods the seasonal employees in the U.S. would number approximately 1,000. Most U.S. seasonal employees are covered by collective bargaining agreements with two local labor unions. None of the full-time employees of the Company are covered by collective bargaining agreements. In the non-U.S. operations, the Company's consolidated entities employed about 3,300 persons, excluding 13,000 seasonal employees at June 30, 2001. The Company considers its employee relations to be satisfactory.

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
Facilities

The Company operates each of its tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season. While the Company believes its processing facilities are being efficiently utilized, the Company also believes its domestic processing facilities and certain foreign processing facilities have the capacity to process additional volumes of tobacco if required by customer demand.

The following is a listing of the various material properties used in operations all of which are owned by us:
LOCATION	USE	AREA IN SQUARE FEET
___________________________________________________________________________________________________________________
UNITED STATES
DANVILLE, VA.	FACTORY/STORAGE	1,891,000
GREENVILLE, N.C.	STORAGE	745,000
FARMVILLE, N.C.	FACTORY/STORAGE	943,000
LAKE CITY, S.C.	STORAGE	252,000
ROCKY MOUNT, N.C.	FACTORY/STORAGE	239,000

SOUTH AMERICA
VERA CRUZ, BRAZIL	STORAGE	380,000
SANTA CRUZ, BRAZIL	FACTORY/STORAGE	896,000
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE	1,089,000

AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE	665,000
HARARE, ZIMBABWE	FACTORY/STORAGE	1,080,000
MOROGORO, TANZANIA	FACTORY/STORAGE	701,000

EUROPE
KARLSRUHE, GERMANY	FACTORY/STORAGE	428,000
THESSALONIKI, GREECE	FACTORY/STORAGE	626,000
SPARANISE, ITALY	FACTORY/STORAGE	466,000
IZMIR, TURKEY	FACTORY(2)/STORAGE	839,000

ASIA
LAMPHUN, THAILAND	FACTORY/STORAGE	181,000

ITEM 3.	LEGAL PROCEEDINGS

On December 20, 2000, the plaintiffs in Deloach, et al. v. Philip Morris Companies Inc., et al., following the transfer of the suit from the United States District Court for the District of Columbia to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the "Deloach Suit") filed a motion for leave to file a third amended complaint adding the Company and other leaf tobacco merchants as defendants. On February 20, 2001, the court granted the motion for leave to amend and added the Company and other leaf tobacco merchants as defendants. The Company joined in a motion to dismiss the complaint filed by all defendants, and that motion has been denied.

The Deloach Suit is a purported class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. The plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. The court has stayed discovery on the merits of the case, pending disposition of the plaintiffs' motion for class certification. The Company and the other defendants are opposing class certification and will otherwise vigorously defend the suit. This suit is still in its initial stages, and at this time, the Company cannot estimate the amount or range of loss that could result if the suit is resolved in a manner unfavorable to the Company.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF THE COMPANY

The names and ages of all executive officers of the Company, as of June 30, 2001, are set forth below. Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	POSITION
__________________________________________________________________________________________________________________
Brian J. Harker	51

President and Chief Executive Officer of DIMON since May 1999; prior thereto President since March 1999; prior thereto Executive Vice President and Chief Financial Officer since October 1996; prior thereto Senior Vice President of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

James A. Cooley	50	Senior Vice President-Chief Financial Officer of DIMON since February 1999; prior thereto Senior Vice President-Treasurer since September 1997; prior thereto Vice President-Treasurer.
Larry R. Corbett	55

Senior Vice President-Regional Director North America/Asia of DIMON since March 1999; prior thereto Senior Vice President-Regional Executive North America since March 1998; prior thereto Senior Vice President-North American Region, DIMON International, Inc., a wholly-owned subsidiary of DIMON.

Steve B. Daniels	43

Senior Vice President-Regional Director Latin America/Africa of DIMON since March 1999; prior thereto Senior Vice President-Regional Executive Latin America since March 1998; prior thereto Senior Vice-President-Brazil/South America Region, DIMON International, Inc., a wholly-owned subsidiary of DIMON.

H. Peyton Green, III	52

Senior Vice President-Sales and Marketing of DIMON since November 1998; prior thereto Senior Vice President-Regional Executive Africa/Asia Region, DIMON International, Inc., a wholly-owned subsidiary of DIMON.

E. Shelton Griffin	54	Senior Vice President-European Sales Director of DIMON since November 1998; prior thereto Senior Vice President-Sales of DIMON International, Inc., a wholly-owned subsidiary of DIMON.
Gustav R. Stangl	45

Senior Vice President-Regional Director Europe of DIMON since March 1999; prior thereto Vice President and Managing Director-Oriental Operations of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

The information contained in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference thereto.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DIMON Incorporated's common stock is traded on the New York Stock Exchange, under the ticker symbol "DMN." The Common Stock began trading on the NYSE on April 3, 1995.

The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated.

	DIMON Common Stock
	High	Low	Dividends Declared
	____________________________________________
Fiscal Year 2001
Fourth Quarter..............................................	$11.61	$6.29	$.05
Third Quarter...............................................	9.25	4.75	.05
Second Quarter.............................................	5.81	2.69	.05
First Quarter................................................	3.44	2.19	.05

Fiscal Year 2000
Fourth Quarter..............................................	$ 3.25	$1.94	$.05
Third Quarter...............................................	3.38	2.25	.05
Second Quarter.............................................	4.00	2.81	.05
First Quarter................................................	6.00	3.75	.05

As of June 30, 2001, there were approximately 4,600 shareholders, including approximately 3,625 beneficial holders of DIMON Incorporated's Common Stock. The Company pays dividends quarterly.

The Company is subject to certain restrictions on its ability to pay dividends. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands, except per share amounts	__________________________________________________________________________
and number of stockholders)	2001	2000	1999	1998	1997**
======================================================================================================
Summary of Operations
Sales and other operating revenues..	$1,400,955	$1,473,630	$1,815,223	$2,171,803	$2,125,739
Restructuring (recovery), asset
impairment and merger costs......	(1,384)	(211)	25,932	-	3,864
Income (loss) from continuing
operations before cumulative
effect of accounting changes...	24,997	17,988	(28,378)	41,829	72,568
Cumulative effect of accounting
changes, net of income taxes (1)..	(103)	-	-	-	-
Income from discontinued
operations, net of income taxes...	-	-	22,912	1,820	4,605

___________________________________________________________________________________________________________________
Net Income (Loss)	24,894	17,988	(5,466)	43,649	77,173
___________________________________________________________________________________________________________________
Per Share Statistics
Basic Earnings Per Share:
Income (loss) from continuing
operations before cumulative
effect of accounting changes..	$ .56	$ .40	$ (.63)	$ .94	$ 1.69
Net income (loss) (1) .................	.56	.40	(.12)	.98	1.80

Diluted Earnings Per Share:
Income (loss) from continuing
operations before cumulative
effect of accounting changes..	.56 *	.40 *	(.63)*	.94 *	1.67
Net income (loss).................	.56 *	.40 *	(.12)*	.98 *	1.77

Dividends paid.......................	.20	.20	. 40.66		.585
Book value............................	9.23	9.06	8.91	9.48	9.21
___________________________________________________________________________________________________________________

Balance Sheet Data
Working capital (2)...................	$ 172,863	$ 433,735	$ 443,602	$ 706,384	$ 699,993
Total assets...........................	1,182,089	1,266,749	1,479,194	1,797,478	1,987,603
Revolving Credit Notes and
Other Long-Term Debt (2).......	128,641	400,856	458,180	673,699	702,826
Convertible Subordinated
Debentures...........	73,328	73,328	73,328	123,328	123,328
Stockholders' equity................	411,539	403,504	396,539	421,930	408,263
___________________________________________________________________________________________________________________
Other Statistics
Common shares outstanding
at year end.........................	44,575	44,525	44,525	44,525	44,312
Number of stockholders
at year end (3).....................	4,611	4,899	5,729	4,576	4,357
___________________________________________________________________________________________________________________
*	For 1998, 1999, 2000 and 2001, assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
**	See Note C to the Consolidated Financial Statements for a discussion of acquisition.
(1)	See pro forma information presented on Statement of Consolidated Income and Comprehensive Income.
(2)	Working capital decreased in fiscal 2001 due to maturity of revolving credit notes. See Note H to the Consolidated Financial Statements.
(3)	Includes the number of Stockholders of record and non-objecting beneficial owners.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
======================================================================================================

The Company believes that it is the world's second largest independent purchaser and processor of leaf tobacco. The Company was formed through the April 1, 1995 merger of Dibrell Brothers, Incorporated (established in 1873) and Monk-Austin, Inc. (established in 1907).

          The Company's operating results in fiscal years 2000 and 2001 have improved due to generally improved economic conditions in important non-U.S. markets, more favorable supply and demand conditions in the tobacco industry generally and the Company's implementation of a number of cost-saving measures. During fiscal years 2000 and 2001, world market conditions for leaf tobacco slowly, but progressively, improved as the Company's customers' raw material inventories appeared to be reaching equilibrium with revised production and sales estimates. The Company's gross profit on sales to three of our larger U.S. customers increased marginally in fiscal years 2000 and 2001. In addition, the economies in Asia seem to have rebounded during fiscal years 2000 and 2001, with the Company's sales to Asian customers returning to more normalized levels.

          In contrast, uncertainty in the litigation and legislative environments in fiscal 1999 led certain of the Company's key U.S. customers to decrease their global purchase programs significantly, as they sought to adjust raw material inventories to match more cautious production and sales estimates. In fiscal 1999, the Company's gross profit on sales to three of its larger U.S. customers was down approximately $27.5 million from fiscal 1998. In fiscal 1999, economic problems in Asia and the former Soviet Union also had an impact on the Company. Weakness in local currencies made it difficult for the Company's customers in these regions to translate local currency sales into U.S. dollar purchases of leaf tobacco, causing shipping delays during much of fiscal 1999. Various significant mergers and acquisitions among the Company's customers also had the effect of decreasing demand for leaf tobacco in fiscal 1999 as raw material inventories of the newly combined entities were being rationalized. Finally, a surplus of flue-cured and burley tobacco at that time led to significantly smaller crop sizes in the U.S.

          To offset the impact of these conditions, in March 1999, the Company announced the closure of its Kinston, North Carolina processing facility, the reduction of staffing at its Farmville, North Carolina processing facility, and the substantial reorganization of its North American operations. To further improve the operating efficiency of its Brazilian operations, the Company sold one of three production facilities in August 1999. The Company also implemented other global cost efficiency initiatives during fiscal year 1999, including the severance of approximately 200 employees primarily in the United States.

          In addition, in 1999, global tobacco processing overcapacity caused management to believe that certain assets should be analyzed for impairment. The analysis, based on undiscounted cash flows, resulted in an impairment writedown in 1999 of $10.1 million for assets which were identified as available-for-sale by the Company in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," (SFAS No. 121). In accordance with SFAS No. 121, when an impairment writedown is required, the related assets are adjusted to their estimated fair value. In determining fair value, the Company considered the range of preliminary purchase prices being discussed with potential buyers as well as third-party appraisals. The estimated market value of the assets written down as part of the restructuring and asset impairment costs, consisting primarily of buildings and machinery and equipment, was approximately $24.2 million.

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

	Years Ended June 30
	__________________________________________________
	2001	2000	1999
======================================================================================================
Sales and other operating revenues............................	100.0%	100.0%	100.0%
Cost of goods and services..........................	86.4	87.3	91.4
Selling, administrative and general expenses................	7.4	7.2	6.5
Restructuring (recovery) and asset
impairment costs.............................	(.1)	-	1.4
Recovery from litigation settlements.........................	(.3)	-	(.9)
	__________________________________________________

Operating income.................................................	6.6	5.5	1.6

Interest expense...................................................	(3.8)	(3.9)	(3.6)
Current charge derivative financial instruments..............	(.3)	-	-
	__________________________________________________
Income (loss) from continuing operations
before income taxes and income from
discontinued operations.......................................	2.5	1.6	(2.0)

Income taxes (benefit)............................................	.7	.4	(.5)

Income from discontinued operations.........................	-	-	1.2
	__________________________________________________
Net income (loss)...................................................	1.8	1.2	(.3)
________________________________________________________________________________________________________________

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the Year Ended June 30, 2001 to the Year Ended June 30, 2000
======================================================================================================

The Company's sales and other operating revenues were $1.401 billion, a decrease of 4.9% from $1.474 billion in 2000. The decrease was primarily due to lower quantities and prices of foreign grown tobacco and lower U.S. service and processing fees, and was offset partially by higher quantities and prices for U.S. grown tobacco and higher foreign service and processing revenues. The decreases due to lower quantities and prices of foreign grown tobacco were $89.5 million and $9.1 million, respectively. The increase in revenues from quantities of U.S. grown tobacco was $21.9 million, net of the decrease in revenues due to the shift to direct contract buying for certain customers with respect to the burley crop. The increase in revenues from higher prices of U.S. grown tobacco was $5.7 million. The decrease in quantities of foreign grown tobacco was primarily due to the delayed shipments and smaller crop size in South America in fiscal 2001 and the Company's liquidation of old crop African tobacco in fiscal 2000. The decrease in prices of foreign grown tobacco was primarily the result of sales of old crop tobacco in Africa and Europe. Service and processing revenue from U.S. sources decreased $3.7 million primarily due to lower revenues from the U.S. Flue Cured Stabilization program offset partially due to changes in customer contracts related to the shift in the U.S. burley market from an auction system to a direct contract buying system, which shifts certain sales revenues to processing revenues. Service and processing revenues from foreign sources increased $1.7 million and related primarily to fertilizer sales in Brazil.

          Cost of sales and expenses, before recovery of restructuring and litigation settlements, decreased $79 million, or 5.7%, from $1.393 billion in 2000 to $1.314 billion in 2001. Most of the decrease is the direct result of lower sales. Gross profit increased $3.5 million, or 1.9% from $187.5 million in 2000 to $191.0 million in 2001. Gross margin as a percentage of sales increased from 12.7% in 2000 to 13.6% in 2001. The improved gross margin relates to the liquidation of old crop African tobacco in 2000 and favorable exchange rates in Europe and South America during 2001. Lower selling, general and administrative expenses decreased cost of sales and expenses $3.1 million primarily due to favorable exchange variances in Europe, lower travel expenses and lower expenses for rent and maintenance costs, offset partially by increases in incentive compensation.

The Company has recovered $1.4 million of restructuring charges in fiscal 2001 and $0.2 million in fiscal 2000, primarily related to the disposals of fixed assets.

          During fiscal 2001 the Company's subsidiary in Spain, Compania de Filipinas (CdF) settled litigation regarding the alleged breach of contract in CdF's sale of a building located in Barcelona in 1991. CdF successfully concluded the lawsuit in February 2001, resulting in income of $3.9 million.

          Interest expense decreased $4.1 million from $57.7 million in 2000 to $53.6 million in 2001. A decrease in interest expense of $10.1 million due to lower average borrowings were partially offset by increases of $6.0 million due to increases in average interest rates.

          During the fiscal year ended June 30, 2001 the Company recognized non-cash charges of $4.7 million from the change in the fair value of interest rate swap instruments following the adoption of SFAS No. 133. For further discussion of the effect of the Company's adoption of SFAS No. 133 see Notes F and R to Consolidated Financial Statements.

The effective tax rate in 2001 was 27% compared to 23% in 2000. The change in the tax rate is due to changes in the distribution of income between taxing jurisdictions.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the Year Ended June 30, 2000 to the Year Ended June 30, 1999
======================================================================================================

The Company's sales and other operating revenues in 2000 were $1.474 billion, a decrease of 18.8% from $1.815 billion in 1999. The decrease was primarily due to lower quantities of U.S. and foreign grown tobacco, lower prices of foreign grown tobacco and lower foreign service and processing revenues, offset partially by higher prices of U.S. grown tobacco and higher U.S. service and processing revenues. Changes in quantities from 1999 resulted in decreases of $215.0 million on U.S. grown tobacco and $85.0 million on foreign grown tobacco. The decreases in foreign grown tobacco are primarily due to lower quantities in Africa and Asia, partially offset by higher quantities in Europe and South America. Prices of foreign grown tobacco decreased from 1999 and resulted in a decrease in revenue of $61.1 million. Lower prices of foreign grown tobaccos were primarily due to lower green prices. Prices of U.S. grown tobacco increased from 1999 resulting in an increase in revenue of $8.3 million. Service and processing revenue increased $11.8 million primarily due to increased services provided to the U.S. Flue Cured Stabilization program.

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

Restructuring and asset impairment costs were $25.9 million in 1999. These costs included $20.8 million for facilities and $5.1 million for personnel related costs.
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

Liquidity and Capital Resources
======================================================================================================
The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.
	Years Ended June 30
	______________________________________________
(in thousands, except for current ratio)	2001	2000	1999
==================================================================================================
Cash and cash equivalents.......................................	$ 14,594	$ 27,249	$ 21,451
Net trade receivables.............................................	177,733	222,754	260,593
Inventories and advances on purchases of tobacco..........	457,400	463,801	606,534
Total current assets...............................................	673,279	753,874	922,500
Notes payable to banks..........................................	205,823	198,095	297,376
Accounts payable.................................................	69,343	71,554	94,169
Total current liabilities...........................................	500,416	320,139	478,898
Current ratio.......................................................	1.3 to 1	2.4 to 1	1.9 to 1
Revolving Credit Notes and Other Long-Term Debt.......	3,641	275,856	333,180
Convertible Subordinated Debentures.........................	73,328	73,328	73,328
Senior Notes.......................................................	125,000	125,000	125,000
Stockholders' equity..............................................	411,539	403,504	396,539
Purchase of property and equipment...........................	19,061	11,962	32,156
Proceeds from sale of property and equipment..............	3,255	9,559	3,843
Depreciation and amortization..................................	44,310	43,986	45,141
___________________________________________________________________________________________________________________

          The Company's operating profits fluctuate from year to year, primarily due to the effects of worldwide supply and demand on the Company's inventory positions and other factors. See "Factors that May Affect Future Results."

          The purchasing and processing activities of the Company's business are seasonal. The Company's need for capital fluctuates accordingly and, at any one of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or less than at year end. The Company historically has needed capital in excess of cash flow from operations to finance inventory and accounts receivable. The Company also prefinances tobacco crops in certain foreign countries including Argentina, Brazil, Dominican Republic and Indonesia by making cash advances to farmers prior to and during the growing season.

          The Company's working capital decreased from $434 million at June 30, 2000 to $173 million at June 30, 2001. The Company's current ratio was 1.3 to 1 at June 30, 2001 compared to 2.4 to 1 at June 30, 2000. At June 30, 2001 current assets had decreased $80.6 million and current liabilities had increased $180.3 million from June 30, 2000. The $80.6 million decrease in current assets is primarily due to a $45.0 million decrease in net trade receivables, a $16.6 million decrease in current deferred and recoverable income taxes, a $12.7 million decrease in cash and a $6.4 million decrease in inventories and advances on purchases of tobacco. Increases in current liabilities relate primarily to increases of $116.7 million in the current portion of long-term debt and $54.1 million in advances from customers. The increase in the current portion of long-term debt and corresponding reduction in working capital relate to the maturing of the Company's $250 million credit facility which has an initial term expiring on June 27, 2002. The increase in advances from customers and decrease in accounts receivable relate primarily to the delay in the Brazilian crop and related shipments.

          Cash flows from operating activities were $149.8 million in 2001 as compared to $177.7 million in 2000 and $181.5 million in 1999. The decrease from cash flows from operations in 2001 compared to 2000 is primarily due to $141.8 million less cash provided from inventories and advances on purchases of tobacco in 2001 partially offset by an increase of $74.4 million in cash advanced from customers and a decrease of $31.5 million in cash used for accounts payable and accrued expenses.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)
======================================================================================================

          The decrease in cash provided from inventories and advances on purchases of tobacco in 2001 is the result of the company's continuing effort to maintain lower inventory levels and generally de-leverage its balance sheet. The decrease in cash used for accounts payable and the increase in advances from customers are the result of the delay in the Brazilian crop and related shipments.

          The decrease in cash flow from operating activities in 2000 compared to 1999 is primarily due to a $36.1 million decrease in cash flows provided from current assets and a $9.7 million increase in cash used to reduce current liabilities, partially offset by a $23.5 million increase in net income and $11.9 million less of non-recurring charges for restructuring and asset impairment, recovery from litigation settlement and discontinued operations.

          Cash flows used by investing activities were $14.5 million in 2001 compared to cash provided of $3.6 million in 2000 and $43.7 million in 1999. The decreased cash from investing activities in 2001 compared to 2000 is primarily due to higher purchases of property and equipment and lower proceeds from the sale of property and equipment and less cash provided by investments. The decrease in 2000 from 1999 is primarily due to the proceeds from the sale of discontinued operations and related assets in 1999, offset partially by lower purchases of property and equipment and higher proceeds from sales of property and equipment. In 2001, $147.3 million was used for financing activities compared to $172.8 million in 2000 and $219.9 million in 1999. The decreased usage in 2001 compared to 2000 is primarily due to lower net debt repayments. The decreased usage in 2000 compared to 1999 relates primarily to lower net debt repayments and lower dividends paid.

          At June 30, 2001, the Company had seasonally adjusted lines of credit of $532.5 million. At June 30, 2001, the Company had borrowed $205.8 million under its $532.5 million lines of credit with a weighted average interest rate of 5.76%. At June 30, 2001, unused short-term lines of credit amounted to $268.7 million. Total maximum borrowings, excluding the long-term credit agreements, during the fiscal year were $509.6 million. At June 30, 2001, the Company had $32.1 million of letters of credit outstanding and an additional $25.9 million of letters of credit lines available.

          DIMON entered into a $250 million credit facility effective June 27, 2000, with a group of eight banks, which replaced the Company's $300 million credit facility. The Company had $120 million of borrowings under this agreement at June 30, 2001. The $250 million credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The $250 million credit facility's initial term expires on June 27, 2002, and, subject to approval by the lenders, may be extended. The Company intends to either extend or replace the $250 million credit facility during fiscal 2002. Borrowings under the $250 million credit facility bear interest at rates that vary depending on the type of loan requested by the Company. The interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (6.75% at June 30, 2001). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to drawings and repayments are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

          The Company has historically financed its operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances, cash from operations and equity and equity-linked securities. At June 30, 2001, the Company had no material capital expenditure commitments. The Company believes that these sources of funds will be sufficient to fund the Company's anticipated needs for 2002. There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

          The Company's off-balance sheet financing is not material. The Company leases certain information technology hardware, primarily in response to concerns over technical obsolescence, under operating leases. Also, certain operating leases were acquired with the acquisition of, or have been added by, several foreign processing facilities. However, most operating assets are of long-term and continuing benefit and the Company has generally purchased these assets.

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

          Dividend distributions are made from certain subsidiaries while the undistributed earnings of certain other foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends. The Company intends to reinvest such undistributed earnings of foreign subsidiaries indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings. The Company regularly reviews the status of the accumulated earnings of each of its U.S. and foreign subsidiaries and reevaluates the aforementioned dividend policy as part of its overall financing plans.

Accounting Matters
======================================================================================================

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provided a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed implementation of SFAS No. 133 until years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. Effective July 1, 2000, the Company adopted SFAS No. 133 as amended. See Notes F and R to the Notes to Consolidated Financial Statements.

          Effective July 1, 2000, four of the Company's European subsidiaries changed their fiscal year end from March 31 to June 30. More efficient financial reporting routines have allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in its consolidated financial statements. For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change. See Note R to the Notes to Consolidated Financial Statements.

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company intends to apply the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $4.3 million ($.10 basic earnings per share) per year. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial condition of the Company.

Factors that May Affect Future Results
======================================================================================================

The following important factors, among other things, in some cases have affected, and in the future could affect, our actual operating and financial results and could cause our actual results for 2002 and beyond to differ materially from those expressed in any forward-looking statements made by us. The terms "we" or "our" in this section refer to DIMON Incorporated and its consolidated subsidiaries.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risk Relating to Our Operations
======================================================================================================
Variability of our annual and quarterly financial results reduces your ability to gauge our performance and increases the risk of an investment in our securities.

Our financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and customer instructions with regard to the sales of processed tobacco. These fluctuations result in varying volumes and sales in given periods and reduce your ability to compare our financial results in different periods or in the same periods in different years. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and our processing schedule can be significantly altered by variations in harvesting periods.

The timing and unpredictability of customer orders and shipments causes us to keep tobacco in inventory, increases our risk and results in variations in quarterly and annual financial results.

It is not possible to predict with precision the timing of orders or sales. We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers' needs and shipping instructions. In particular, because significant deliveries of Brazilian tobacco are made at the end of our fourth fiscal quarter of each year or the beginning of the first quarter of the following year, significant amounts of sales and operating profits may shift from fiscal year to fiscal year.

Our adoption and application of certain standards in financial accounting could cause our annual and quarterly financial results to vary and will reduce your ability to gauge our performance and increases the risk of an investment in our securities.

Effective July 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of adoption of SFAS No. 133, we recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. We use forward contracts to mitigate our exposure to changes in foreign currency exchange rates on forecasted transactions. Generally, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on our consolidated statement of earnings. We have traditionally used interest rate swaps to mitigate our exposure to changes in interest rates related to certain debt agreements. The swaps convert floating-rate debt to fixed-rate debt. Interest rate swaps, to the extent they are effective hedges, are accounted for as cash flow hedges, with the changes in the fair values of these instruments being recorded in accumulated other comprehensive income net of deferred taxes. Changes in the fair values of derivatives not qualifying as hedges are reported in income. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. We plan to continue the practice of economically hedging various components of our debt. However, as a result of SFAS No. 133, such swap instruments may now create volatility in future reported earnings.

          In addition, when we apply SFAS No. 142 beginning in the first quarter of fiscal 2003 we will no longer amortize goodwill and intangible assets, resulting in increased earnings. However, if we determine that there has been a material impairment to goodwill or other intangible assets, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period. This could cause variances in our reported earnings in different quarters and years, which may impair your ability to compare results in those periods. See "Accounting Matters" and Notes F and R to our Consolidated Financial Statements.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

The shift to direct buying of green tobacco by many of our U.S. customers will affect your ability to compare our quarter to quarter or year to year results and could have an adverse affect on our results of operations.

Comparability of our sales revenues will be affected by the shift to direct contract buying in the United States. Traditionally in the United States, we have taken ownership of all green tobaccos we purchase, then process and resell that tobacco to our customers. Concurrent with the shift from an auction system to a direct contract buying system in the United States, beginning with the 2000 U.S. burley crop, certain major U.S. customers have begun purchasing green tobacco directly from the growers. Although we expect that the tobacco purchased directly from growers by our customers will continue to be processed in our U.S. facilities, we may no longer take ownership of that tobacco and may no longer record revenues associated with its resale. We will continue to earn and record service revenues for the processing of all such tobaccos. We do not expect the absolute value of gross profit to be materially affected by the shift to direct contract buying by its customers, although sales revenues will be reduced and our profit margin may improve. In addition, although we expect to purchase the majority of the 2001 flue-cured and burley crop requirements through direct contract buying, we will still need to maintain buying personnel in the residual auction markets, which could affect our ability to manage our costs.

Our extension of credit to tobacco farmers could have an adverse effect on our financial condition.

We make advances to tobacco farmers in many countries to finance the farmer's growing of tobacco for sale to us. Crop advances to farmers are generally secured by the farmer's agreement to deliver green tobacco. In the event of crop failure, recovery of advances could be delayed until deliveries of future crops or indefinitely. The temporary or permanent loss of these advances to farmers could have a material adverse effect on our financial condition on results of operations.

Competition could adversely affect our operating results.

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the firm's ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. There are three major global competitors in the leaf tobacco industry, and they are dependent upon a few large tobacco manufacturing customers. The number of manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any large or significant customer could have a material adverse effect on our financial condition on results of operations.

Our reliance on a small number of significant customers may adversely affect our results of operations.

Our customers are manufacturers of cigarette and tobacco products in several countries around the world. Several of these customers individually account for a significant portion of our sales in a normal year. Of our consolidated tobacco sales in 2001, 2000 and 1999, approximately 45%, 35% and 37%, respectively, represented sales to various tobacco customers which we believe are owned by or under common control of Japan Tobacco Inc., Philip Morris Companies Inc., or R. J. Reynolds Tobacco Company, Inc. The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations. In addition, tobacco product manufacturers are currently experiencing a period of consolidation, and further consolidation among our customers could decrease such customer's demand for our leaf tobacco or processing services.

We face increased risks of doing business due to the extent of our international operations.

We do business in over 30 countries, many of which do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies and currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit in substantial amounts for the purchase of tobacco from growers.

          We have expanded our international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco. We have significant investments in our purchasing, processing and exporting operations in Brazil, Indonesia, Thailand and the African countries of Malawi, Tanzania and

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Zimbabwe. In particular, we derive significant operating profit from our operations in Brazil and Zimbabwe. In recent years, these countries' economic problems have received wide publicity related to devaluation of the local currency and inflation. While devaluation can affect our purchase costs of tobacco and our processing costs, it has not and is not expected to affect adversely our ability to export tobacco from these countries.

          Specifically, Zimbabwe is experiencing a period of civil unrest in combination with a deteriorating economy. If the current political situation continues, we could experience disruptions and delays associated with our operations in that country which could have a material adverse effect on our financial condition or results of operations.

Fluctuations in foreign currency exchange rates could adversely affect our results of operations.

Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of foreign currencies can significantly affect our operating results.

          In addition, the devaluation of foreign currencies, particularly Asian and Eastern European currencies, has resulted and may in the future result in reduced purchasing power from customers in these areas. We may incur a loss of business as a result of the devaluation of these currencies now or in the future.

Our indentures and credit agreements contain, and in the future could contain additional, covenants and tests that would limit our ability to take actions or cause us to take actions we may not normally take.

Our existing indentures and credit agreements contain, and the indentures governing the debt securities we may offer may contain, a number of significant covenants. These covenants will limit our ability to, among other things:

•	borrow additional money;
•	make capital expenditures and other investments;
•	merge, consolidate or dispose of our assets;
•	acquire assets in excess of certain dollar amounts; and
•	grant liens on our assets.

          Our credit facility and existing indentures require, and any future indenture may require, us to meet certain financial tests. The failure to comply with these covenants and tests would cause a default under those agreements. A default, if not waived, could result in the debt under our credit facility and indentures becoming immediately due and payable and could result in a default or acceleration of our other indebtedness with cross-default provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.

Provisions in our indentures restrict our ability to make payments, including payments of dividends to our shareholders.

Under the terms of an Indenture, dated May 29, 1996, between us and SunTrust Banks, Inc., as trustee, relating to our 8 7/8% Senior Notes due 2006, we will not be permitted to make certain payments that are restricted by the Indenture, including cash dividends on our common stock. We generally may make such restricted payments, provided that (1) we are not in default under the Indenture, (2) we are able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of our

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

consolidated net income for the period from April 1, 1996, through the end of our most recent fiscal quarter and (z) the net cash proceeds from our sale of any equity securities or debt securities that are converted into equity securities. At June 30, 2001 and 2000, we were permitted to make restricted payments, including cash dividends on our common stock, of up to $36.1 million and $32.6 million, respectively.

Risks Relating to the Tobacco Industry
=====================================================================================================
Recent reductions in demand for consumer tobacco products could adversely affect our results of operations.

The tobacco industry, both in the United States and abroad, continues to face a number of issues that may reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows and financial condition.

These issues, some of which are more fully discussed below, include:
•	governmental actions seeking to ascribe to tobacco product manufacturers liability for adverse health effects associated with smoking and exposure to environmental tobacco smoke;
•	smoking and health litigation and against tobacco product manufacturers;
•	possible tax increases on consumer tobacco products;
•

current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement ("MSA") between state governments in the United States and tobacco product manufacturers;

•	governmental and private bans and restrictions on smoking;
•	actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;
•	restrictions on tobacco product manufacturing, marketing, advertising and sales;
•	the diminishing social acceptance of smoking;
•	increased pressure from anti-smoking groups; and
•	other tobacco product legislation that may be considered by Congress, the states and other countries.
Tobacco product manufacturer litigation may reduce demand for our services.

Our primary customers, the leading cigarette manufacturers, face hundreds of lawsuits brought throughout the United States and, to a lesser extent, the rest of the world. The effects of the lawsuits on our customers could reduce their demand for tobacco from us. These lawsuits have been brought by plaintiffs, including (1) individuals and classes of individuals alleging personal injury, (2) governments (including governmental and quasi-governmental entities in the United States and abroad) seeking recovery of health care costs allegedly caused by cigarette smoking, and (3) other groups seeking recovery of health care expenditures allegedly caused by cigarette smoking, including third-party health care payors, such as unions and health maintenance organizations. Damages claimed in some of the smoking and health cases range into the billions of dollars. In September 1999, the United States Department of Justice filed a lawsuit against the leading cigarette manufacturers, seeking to recover billions of dollars in alleged federal smoking-related health care costs. Plaintiffs continue to file lawsuits.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

          There have been several jury verdicts in tobacco product litigation during the past three years. For example, in July 2000, the jury in the Engle smoking and health class action in Florida returned a verdict against the cigarette manufacturer defendants for approximately $145 billion in punitive damages. The Engle case is being appealed. More recently, a jury in a Los Angeles individual smoker case returned a verdict against Philip Morris Incorporated for $3 billion in punitive damages. The judge in the case reduced the award to $100 million. Philip Morris Incorporated has stated publicly its intention to appeal the case.

          In November 1998, certain United States tobacco product manufacturers entered into the MSA with 46 states, the District of Columbia, the Commonwealth of Puerto Rico, Guam, the United States Virgin Islands, American Samoa and the Northern Marianas to settle asserted and unasserted health care cost recovery and other claims. These manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota and an environmental tobacco smoke and health class action brought on behalf of airline flight attendants. The MSA has received final judicial approval in all 52 settling jurisdictions.

Key provisions of the MSA are as follows:
•	making payments of approximately $206 billion over 25 years from the cigarette manufacturers to the states;
•	marketing and advertising restrictions, including bans on cartoon characters, point-of-sale advertising, billboards, bus and taxi placards and sponsorships of most sporting events by brand names;
•	disbanding the Tobacco Institute, the Council for Tobacco Research and the Council for Indoor Air Research;
•	eliminating vending machine sales and requiring that all tobacco products be behind a counter; and
•	making payments of $1.7 billion for educational efforts about the dangers of smoking and to discourage youth smoking.

          Other state settlement agreements include provisions relating to advertising and marketing restrictions, public disclosure of industry documents, limitations on challenges to tobacco product control and underage use laws, lobbying activities and other provisions.

          It is not possible to predict the outcome of the litigation pending against the U.S. cigarette manufacturers, or the extent to which these actions might adversely affect our customers, their demand for our product and our business generally. Unfavorable outcomes in pending cases could encourage the commencement of additional litigation. Adverse legislative, regulatory, political and other developments concerning cigarette smoking and the tobacco product industry continue to receive widespread media attention. These developments may negatively affect the perception of potential judges and juries with respect to the tobacco product industry, possibly affecting the outcome of litigation. Although we are not a party to the litigation against the tobacco product manufacturers, the Master Settlement Agreement or the State Settlement Agreements, determinations that are adverse to the manufacturers could adversely affect their purchases as our customers.

Legislative and regulatory initiatives could reduce consumption of consumer tobacco products and demand for our services.

In recent years, members of Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes, and further restrict certain advertising of cigarettes

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

and eliminate or reduce the tax deductibility of tobacco product advertising. It is not possible to determine the outcome of these regulatory initiatives, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally. However, if any or all of the foregoing were to be implemented, our business, volume, results of operations, cash flows and financial condition could be materially adversely affected.

          Reports with respect to the harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. The 1988, 1990, 1992 and 1994 reports focus upon the "addictive" nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the "addictive" nature of cigarette smoking in adolescence.

          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the U.S. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. It is impossible to predict the extent to which these and any additional restrictions might affect our business.

          In addition, from time to time, the leaf tobacco industry has been the subject of government investigations regarding trade practices. In September 1998, we and several of our employees received subpoenas relating to an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry. We have received notice that this investigation has been concluded without any action taken against us. In addition, we are currently defending a purported class action brought on behalf of U.S. tobacco growers alleging that cigarette manufacturers and certain leaf tobacco merchants violated U.S. antitrust laws by bid-rigging at tobacco auctions and conspiring to undermine the tobacco quota and price support program. See Note Q to the Consolidated Financial Statements.

          Due to the present litigation, regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales may not continue and that existing sales may decline. It is not possible to predict the extent to which any of these issues may affect our business.

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

The information required by this item, to the extent applicable, is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Relating to Our Operations" above and in Note F to the Consolidated Financial Statements regarding Financial Instruments.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME DIMON Incorporated and Subsidiaries
	Years Ended June 30
	_______________________________________________
(in thousands, except per share data)	2001	2000	1999
======================================================================================================
Sales and other operating revenues...................................	$1,400,955	$1,473,630	$1,815,223
Cost of goods and services sold.......................................	1,209,931	1,286,128	1,657,984
	_______________________________________________
	191,024	187,502	157,239
Selling, administrative and general expenses.......................	103,537	106,657	117,826
Restructuring (recovery) and asset impairment costs............	(1,384)	(211)	25,932
Recovery from litigation settlements.................................	(3,923)	-	(15,353)
	_______________________________________________
Operating Income...................................................	92,794	81,056	28,834

Interest expense.........................................................	53,574	57,704	66,123
Current charge derivative financial instruments...................	4,680	-	-
	_______________________________________________

Income (loss) from continuing operations before income taxes, equity in net income (loss) of investee companies,
cumulative effect of accounting changes and
income from discontinued operations............................	34,540	23,352	(37,289)
Income taxes (benefit)..................................................	9,272	5,381	(8,923)
	_______________________________________________

Income (loss) from continuing operations before equity in net income (loss) of investee companies, cumulative effect of
accounting changes and income from discontinued
operations..................................................	25,268	17,971	(28,366)
Equity in net income (loss) of investee companies (net of
income taxes)......................................................	(271)	17	(12)
	_______________________________________________

Income (loss) from continuing operations before
cumulative effect of accounting changes and income
from discontinued operations..............................	24,997	17,988	(28,378)

Cumulative effect of accounting changes, net of income taxes:
Reporting period of subsidiaries............................	284	-	-
Derivative financial instruments...........................	(387)	-	-

Discontinued business:
Loss from operations, net of income taxes.................	-	-	(841)
Gain on disposal, net of $4,288 tax............................	-	-	23,753
	_______________________________________________
NET INCOME (LOSS)................................................	$ 24,894	$ 17,988	$ (5,466)
	=========================================

Other Comprehensive Income:
Net Income (Loss)...................................................	$ 24,894	$ 17,988	$ (5,466)
Increase in Equity Currency Conversion........................	(2,776)	(2,576)	(2,448)
Increase (decrease) in Additional Minimum
Pension Liability....................	(478)	456	333
Increase in Derivative Financial Instruments..........	(4,828)	-	-
	_______________________________________________
TOTAL COMPREHENSIVE INCOME (LOSS)..................	$ 16,812	$ 15,868	$ (7,581)
	=========================================
-25-

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (Continued) DIMON Incorporated and Subsidiaries
	Years Ended June 30
	_______________________________________________
(in thousands, except per share data)	2001	2000	1999
======================================================================================================

Basic Earnings Per Share
Income (loss) from continuing operations before
cumulative effect of accounting changes and
discontinued operations.........................................	$.56	$.40	$(.63)
Cumulative effect of accounting changes...................	-	-	-
Discontinued operations............................................	-	-	.51
	______________________________________________
Net Income (Loss)...................................................	$.56	$.40	$(.12)
	=========================================

Diluted Earnings Per Share
Income (loss) from continuing operations before
cumulative effect of accounting changes and
discontinued operations.........................................	$.56	$.40	$(.63)
Cumulative effect of accounting changes...................	-	-	-
Discontinued operations............................................	-	-	.51
	_______________________________________________
Net Income (Loss)...................................................	$.56	$.40	$(.12)
	=========================================
Pro forma amounts assuming the changes in
accounting are applied retroactively:
Income (loss) from continuing operations before
discontinued operations.................	$24,610	$19,081	$(28,583)
Discontinued business:
Loss from operations, net of income taxes...................	-	-	(841)
Gain on disposal, net of $4,288 tax...........	-	-	23,753
	_______________________________________________
Pro forma Net Income (Loss)................	$24,610	$19,081	$ (5,671)
	=========================================

Basic Earnings Per Share
Income (loss) from continuing operations before
discontinued operations................	$.55	$.43	$(.64)
Discontinued operations..................	-	-	.51
	_______________________________________________
Pro forma Net Income (Loss)................	$.55	$.43	$(.13)
	=========================================

Diluted Earnings Per Share
Income (loss) from continuing operations before
discontinued operations.................	$.55	$.43	$(.64)
Discontinued operations..................	-	-	.51
	_______________________________________________
Pro forma Net Income (Loss)................	$.55	$.43	$(.13)
	=========================================
___________________________________________________________________________________________________________________
See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEET DIMON Incorporated and Subsidiaries

	June 30
	____________________________________
(in thousands)	2001	2000
====================================================================================================
ASSETS
Current assets
Cash and cash equivalents..............................................	$ 14,594	$ 27,249
Notes receivable.........................................................	4,991	4,707
Trade receivables, net of allowances (2001 - $1,230,
2000 - $7,264).........................................................	177,733	222,754
Inventories:
Tobacco.................................................................	398,236	383,881
Other....................................................................	18,354	16,351
Advances on purchases of tobacco...................................	40,810	63,569
Current deferred and recoverable income taxes....................	4,816	21,413
Prepaid expenses and other assets....................................	13,745	13,950
	____________________________________
Total current assets.............................................	673,279	753,874
	____________________________________

Investments and other assets
Equity in net assets of investee companies..........................	2,358	3,175
Other investments.......................................................	2,970	6,184
Notes receivable.........................................................	8,795	10,038
Other.......................................................................	24,613	22,689
	____________________________________
	38,736	42,086
	____________________________________

Intangible assets
Excess of cost over related net assets of
businesses acquired...................................................	158,945	165,163
Production and supply contracts......................................	7,085	11,685
Pension asset.............................................................	938	1,456
	____________________________________
	166,968	178,304
	____________________________________
Property, plant and equipment
Land.......................................................................	19,127	18,795
Buildings..................................................................	181,641	178,508
Machinery and equipment..............................................	208,618	201,238
Allowances for depreciation...........................................	(139,078)	(121,325)
	____________________________________
	270,308	277,216
	____________________________________

Deferred taxes and other deferred charges.............................	32,798	15,269
	____________________________________
	$1,182,089	$1,266,749

___________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
CONSOLIDATED BALANCE SHEET DIMON Incorporated and Subsidiaries

			June 30
			____________________________________
(in thousands)			2001	2000
====================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks..................................................			$ 205,823	$ 198,095
Accounts payable:
Trade....................................................................			51,511	53,348
Officers and employees..............................................			10,030	6,077
Other....................................................................			7,802	12,129
Advances from customers..............................................			72,612	18,555
Accrued expenses........................................................			22,306	21,963
Income taxes..............................................................			8,325	4,651
Long-term debt current.................................................			122,007	5,321
			____________________________________
Total current liabilities.............................................			500,416	320,139
			____________________________________
Long-term debt
Revolving Credit Notes and Other....................................			3,641	275,856
Convertible Subordinated Debentures................................			73,328	73,328
Senior Notes..............................................................			125,000	125,000
			____________________________________
			201,969	474,184
			____________________________________

Deferred credits:
Income taxes..............................................................			6,380	14,980
Compensation and other.........................................			60,825	53,371
			____________________________________
			67,205	68,351
			____________________________________
Minority interest in subsidiaries..........................................			960	571
			____________________________________

Commitments and contingencies.........................................			-	-
			____________________________________

Stockholders' equity	2001	2000
Preferred Stock - no par value:
Authorized shares....................	10,000	10,000
Issued shares..........................	-	-	-	-
Common Stock - no par value:	2001	2000
Authorized shares....................	125,000	125,000
Issued shares..........................	44,575	44,525	182,284	182,143
Retained earnings......................................................			245,601	229,625
Accumulated other comprehensive income........................			(16,346)	(8,264)
			____________________________________
			411,539	403,504
			____________________________________
			$1,182,089	$1,266,749
___________________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
STATEMENT OF STOCKHOLDERS' EQUITY DIMON Incorporated and Subsidiaries

			Accumulated Other Comprehensive Income
			________________________________________
(in thousands, except per share amounts)	Common Stock	Retained Earnings	Equity- Currency Conversions	Additional Minimum Pension Liability	Derivative Financial Instruments	Total Stockholders' Equity
======================================================================================================

Balance, June 30, 1998...	$182,143	$243,816	$ (2,664)	$(1,365)	$ -	$421,930
Net loss for the year.....		(5,466)				(5,466)
Cash dividends - $.40
per share..................		(17,810)				(17,810)
Conversion of foreign
currency financial
statements...............			(2,448)			(2,448)
Reduction in the minimum
pension liability........				333		333
	___________________________________________________________________________________

Balance, June 30, 1999....	$182,143	$220,540	$ (5,112)	$(1,032)	$ -	$396,539
Net income for the year...		17,988				17,988
Cash dividends - $.20
per share.................		(8,903)				(8,903)
Conversion of foreign
currency financial
statements................			(2,576)			(2,576)
Reduction in the minimum
pension liability.........				456		456
	___________________________________________________________________________________

Balance, June 30, 2000....	$182,143	$229,625	$ (7,688)	$ (576)	$ -	$403,504
Net income for the year...		24,894				24,894
Cash dividends - $.20
per share................		(8,918)				(8,918)
Issue of 50,000 shares of
restricted stock.....	141					141
Conversion of foreign
currency financial
statements................			(2,776)			(2,776)
Increase in the minimum
pension liability.........				(478)		(478)
Increase in derivative
financial instruments..					(4,828)	(4,828)
	___________________________________________________________________________________
Balance, June 30, 2001....	$182,284	$245,601	$(10,464)	$(1,054)	$(4,828)	$411,539
___________________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
STATEMENT OF CONSOLIDATED CASH FLOWS
DIMON Incorporated and Subsidiaries

	Years Ended June 30
	_______________________________________
(in thousands)	2001	2000	1999
=============================================================================================
Operating activities
Net Income (Loss) ..............................................	$ 24,894	$ 17,988	$ (5,466)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization.......................................	44,310	43,986	45,141
Restructuring (recovery) and asset
impairment charges...................	(1,384)	(211)	25,932
Recovery from litigation settlement...............................	(3,923)	-	(15,353)
Deferred items..................................................................	(14,675)	(605)	(9,643)
Loss (gain) on foreign currency transactions................	3,621	(554)	1,187
Loss (gain) on disposition of fixed assets.....................	230	(300)	(631)
Change in discontinued operations................................	-	-	(22,730)
Bad debt expense...........................................................	70	534	954
Decrease in accounts receivable.......................	33,467	30,931	3,452
Decrease (increase) in inventories and advances
on purchases of tobacco...............................................	(1,464)	140,355	219,182
Decrease (increase) in current deferred
and recoverable taxes................	5,068	40	(6,655)
Decrease (increase) in prepaid expenses...........................	(4,376)	3,442	(5,069)
Decrease in accounts payable and accrued expenses....	(4,823)	(36,414)	(21,470)
Increase (decrease) in advances from customers....	65,312	(9,081)	(16,674)
Increase (decrease) in income taxes..............................	3,730	(12,450)	(10,064)
Other..............................................................................	(213)	56	(598)
	_______________________________________
Net cash provided by operating activities..................	149,844	177,717	181,495
	_______________________________________

Investing activities
Purchase of property and equipment.................................	(19,061)	(11,962)	(32,156)
Proceeds from sale of property and equipment.................	3,255	9,559	3,843
Payments received on notes receivable and
receivable from investees............................................	4,014	10,636	5,072
Issuance of notes receivables............	(2,694)	(9,385)	(3,902)
Proceeds from other investments and other...........................................	27	4,768	4,787
Proceeds from sale of discontinued
operations and related assets...........	-	-	66,072
	_______________________________________
Net cash provided (used) by investing activities........	(14,459)	3,616	43,716
__________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)
STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
DIMON Incorporated and Subsidiaries

	Years Ended June 30
	_______________________________________
(in thousands)	2001	2000	1999
=============================================================================================
Financing activities
Net change in short-term borrowings...............................	$ (14,134)	$(202,981)	$(185,915)
Proceeds from long-term borrowings................................	146,584	444,248	18,961
Repayment of long-term borrowings.................................	(270,813)	(405,175)	(35,229)
Cash dividends paid to DIMON Incorporated stockholders..	(8,918)	(8,903)	(17,810)
	_______________________________________
Net cash used by financing activities.............................	(147,281)	(172,811)	(219,993)
	_______________________________________
Effect of exchange rate changes on cash...............................	(759)	(2,724)	(2,496)
	_______________________________________
Increase (decrease) in cash and cash equivalents..............	(12,655)	5,798	2,722
Cash and cash equivalents at beginning of year................	27,249	21,451	18,729
	_______________________________________
Cash and cash equivalents at end of year..............	$ 14,594	$ 27,249	$ 21,451
	==================================

Other information:
Cash paid during the year:
Interest...........................................................	$ 51,603	$ 61,816	$ 68,705
Income taxes....................................................	14,609	15,460	8,796
Non-cash investing and financing activities:
Intabex settlement.....................................	-	-	(50,000)
__________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DIMON Incorporated and Subsidiaries (in thousands)

Note A - Significant Accounting Policies

The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions. Certain foreign consolidated subsidiaries of the Company have fiscal year ends of March 31 and May 31 to facilitate reporting  of consolidated accounts. The Company accounts for its investments in certain investee companies under the equity method of accounting. Investments in certain other foreign investees and subsidiaries that are combined with other investments are stated at cost or less than cost because the Company does not exercise significant influence over financial or operating policies and because of restrictions imposed on the transfer of earnings and other economic uncertainties, usually in the shipment of product.

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

          Excess of cost over related net assets of businesses acquired is being amortized on a straight-line basis over periods ranging from 10 to 40 years. The accumulated amortization at June 30, 2001, is $29,468 ($22,438 at June 30, 2000).

          Supply contracts include the cost allocated to one remaining ten-year tobacco supply agreement with R. J. Reynolds Tobacco Company ("RJR") pursuant to which the Company will supply RJR and its affiliates with specified quantities of its required tobaccos. The contract is being amortized over the quantities shipped or the contract period, whichever is sooner, and expires during DIMON's first quarter of fiscal year 2002. Production contracts include the cost allocated to contracts associated with farmers for the future supply of their annual tobacco production. The production contracts are being amortized primarily on a straight-line basis over ten years. Reductions in accumulated amortization as of June 30, 2001 for supply and production contracts that became fully amortized during the year totaled $34,500. The accumulated amortization on supply and production contracts at June 30, 2001 is $29,463 ($59,413 at June 30, 2000).

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

          The carrying value of long-lived assets is periodically reviewed for impairment, including a determination of whether events or circumstances have changed that may indicate that an impairment of value exists, based upon an assessment of future operations. If an evaluation is required, the projected future undiscounted operating cash flows of the related business unit would be compared to the carrying value of the long-lived assets to determine if a writedown to fair value is required. The Company believes that no impairment of long-lived assets existed at June 30, 2001. The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives. Depreciation expense for 2001, 2000 and 1999 was $28,513, $27,301 and $30,004, respectively.

          The Company provides deferred income taxes on temporary differences arising from tax loss carryforwards, employee benefit accruals, depreciation, deferred compensation, derivative financial instruments and undistributed earnings of consolidated subsidiaries and unconsolidated affiliates not permanently reinvested.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A - Significant Accounting Policies (Continued)

          In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provided a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed implementation of SFAS No. 133 until years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133. Effective July 1, 2000, the Company adopted SFAS No. 133 as amended. See Notes F and R to the Notes to Consolidated Financial Statements.

          Effective July 1, 2000, four of the Company's European subsidiaries changed their fiscal year end from March 31 to June 30. More efficient financial reporting routines have allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in its consolidated financial statements. For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change. See Note R to the Notes to Consolidated Financial Statements.

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

          The Company intends to apply the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $4.3 million ($.10 basic earnings per share) per year. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002 and has not yet determined what the effect of these tests will be in the earnings and financial condition of the Company.

Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A - Significant Accounting Policies (Continued)
DIMON and Subsidiaries Computation of Earnings Per Common Share

	Years Ended June 30
	_________________________________________
(in thousands, except per share data)	2001	2000	1999
======================================================================================================
BASIC EARNINGS
Income (loss) from continuing operations before
cumulative effect of accounting changes and
discontinued operations.................................................	$24,997	$17,988	$(28,378)
Cumulative effect of accounting changes...............................	(103)	-	-
Discontinued operations...................................................	-	-	22,912
	_________________________________________
Net Income (Loss).........................................................	$24,894	$17,988	$ (5,466)
	=====================================
SHARES
Weighted Average Number of Shares Outstanding...................	44,525	44,525	44,525
	=====================================
BASIC EARNINGS PER SHARE
Income (loss) from continuing operations before
cumulative effect of accounting changes and
discontinued operations.................................................	$.56	$.40	$(.63)
Cumulative effect of accounting changes...............................	-	-	-
Discontinued operations...................................................	-	-	.51
	______	______	______
Net Income (Loss).........................................................	$.56	$.40	$(.12)
	=====	=====	=====
DILUTED EARNINGS
Income (loss) from continuing operations
before cumulative effect of accounting changes and
discontinued operations.........................................	$24,997	$17,988	$(28,378)
Add after tax interest expense applicable to 6 1/4%
Convertible Debentures issued April 1, 1997...............	- *	- *	- *
	_________________________________________
Income (loss) from continuing operations before
cumulative effect of accounting changes and
discontinued operations.................................................	24,997	17,988	(28,378)
Cumulative effect of accounting changes...............................	(103)	-	-
Discontinued operations...................................................	-	-	22,912
	_________________________________________
Net Income (Loss) as Adjusted..........................................	$24,894 *	$17,988 *	$ (5,466)*
	=====================================
_________________________________________________________________________________________________________________

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A - Significant Accounting Policies (Continued)
DIMON and Subsidiaries Computation of Earnings Per Common Share (Continued)

Years Ended June 30
_________________________________________
(in thousands, except per share data)	2001	2000	1999
======================================================================================================
SHARES
Weighted average number of common shares outstanding..........	44,525	44,525	44,525
Restricted shares issued (2001) and shares applicable to
stock options, net of shares assumed to be purchased
from proceeds at the greater of average market price
or ending market price.......................	313	-	-
Assuming conversion of 6 1/4% Convertible
Debentures at the beginning of the period....................	- *	- *	- *
_________________________________________
Average Number of Shares Outstanding...............................	44,838 *	44,525 *	44,525 *
=====================================
DILUTED EARNINGS PER SHARE
Income (loss) from continuing operations
before cumulative effect of accounting changes and
discontinued operations..........................................	$.56 *	$.40 *	$(.63)*
Cumulative effect of accounting changes...............................	-	-	-
Discontinued operations...................................................	-	-	.51 *
	______	______	______
Net Income (Loss) as Adjusted..........................................	$.56 *	$.40 *	$(.12)*
_________________________________________________________________________________________________________________

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

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

Summary of Operating Results of Discontinued Operations:
1999
==========================================================================================================================
Sales and other operating revenues................................................	$101,023
Cost of goods and services sold....................................................	92,892
Selling, administrative and general expenses.....................................	9,129
_______________
Operating loss........................................................	(998)

Interest expense.........................................................................	609
_______________
Loss before income taxes and minority interest..........................	(1,607)
Income tax benefit..................................................................	(761)
Income applicable to minority interest.......................................	(5)
_______________
Loss from discontinued operations........................................	$ (841)
___________________________________________________________________________________________________________________

Note C - Acquisitions and Recovery of Litigation Settlements
Acquisition of Intabex and 1999 Recovery of Litigation Settlement

On April 1, 1997, DIMON Incorporated acquired all the outstanding capital stock and other rights of Intabex Holdings Worldwide S.A. (Intabex), a privately owned Luxembourg holding company. Separately, a Zimbabwe company that is a wholly owned subsidiary of DIMON acquired certain tobacco assets from an Intabex affiliated company (Tabex) in Zimbabwe. The purchase agreements for DIMON's acquisition of Intabex and the Tabex assets provided several purchase price adjustment mechanisms. Exercise of the purchase price adjustment mechanisms resulted in a net purchase price of $188.3 million for Intabex and the Tabex assets.

          To allow adequate opportunity for discovery of possible adjustments, the purchase agreements specified that one of the purchase price adjustment mechanisms, the claims mechanism, be required to operate at least through September 30, 1998, the anticipated completion of DIMON's second full audit cycle after the acquisition. Following its analysis of post-closing adjustments, on September 22, 1998, DIMON filed an action in the United States District Court for the Southern District of New York to enforce its right to indemnity.

          On May 24, 1999, DIMON settled the suit with the former Intabex shareholders. As part of the settlement, the former Intabex shareholders canceled $50 million of Set-Off Debentures, and DIMON dismissed all of its claims in the action. DIMON recognized as income the recovery of $15.4 million related to charges to income for the overstatement in carrying values of certain assets and the understatement or omission of certain liabilities or expenses by Intabex at the date of the Intabex acquisition. The balance of the recovery ($34.6 million) was applied against the carrying value of certain acquired assets and the direct costs of the settlement. DIMON continues to have the right to set-off $5.0 million in Set-Off Debentures until April 1, 2002, to satisfy certain additional claims for indemnification that it may discover.

          The purchase price was allocated based on estimated fair values of assets acquired and liabilities assumed at the date of acquisition. This allocation resulted in an excess purchase price over net assets acquired of $152 million after application of the May 24, 1999 settlement. The $152 million excess purchase price is being amortized on a straight-line basis over 40 years.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note C - Acquisitions and Recovery of Litigation Settlements (Continued)
Acquisition of Intabex and 1999 Recovery of Litigation Settlement (Continued)

          In conjunction with the acquisition, the Company capitalized $9.2 million, net of $3.7 million of tax to cover the anticipated costs of combining the acquired tobacco business with existing tobacco operations of DIMON. Of the capitalized amounts, $7.0 million related to severance and other costs associated with employee separations and $2.2 million related to planned facilities closures. As these amounts are paid out in cash, the Company has reduced an accrual established for their expenditure. As of June 30, 2001, the Company has utilized $5.5 million of the reserves for severance and the full $2.2 million of the reserves for facilities closure. The remaining reserves relate to severance and labor disputes and are expected to be paid out in fiscal 2002.

2001 Recovery of Litigation Settlement

          The Company's subsidiary in Spain, Compania de Filipinas (CdF), was the plaintiff in a lawsuit regarding the alleged breach of contract in CdF's sale of a building located in Barcelona in 1991. CdF successfully concluded the lawsuit in February, 2001, and the Company realized a gain of $3,923.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note D - Restructuring and Asset Impairment Costs

In 1995, the Company commenced various activities to restructure its worldwide operations. The following table sets forth the changes in the reserve for 1999, 2000 and 2001. The reserve balance relates to employee separations and is included in accrued expenses and deferred compensation and other.

Reserve balance at June 30, 1998.............................................	$ 9,867

Reduced by:
Cash payments...................................................................	(1,622)
Adjustments to retirement reserves and other...............................	(1,438)
_________________________________________________________________________________________________________________

Reserve balance at June 30, 1999...........................................	$ 6,807

Reduced by:
Cash payments...................................................................	(1,146)
_________________________________________________________________________________________________________________
Reserve balance at June 30, 2000............................................	$ 5,661

Reduced by:
Cash payments...................................................................	(445)
_________________________________________________________________________________________________________________
Reserve balance at June 30, 2001............................................	$ 5,216
======================================================================================================

          On March 22, 1999, the Company announced that it planned to close its processing plant in Kinston, North Carolina, reduce staffing at its processing facility  in  Farmville, North Carolina, and substantially downsize its leaf buying department in the United States. The Company also closed a processing facility in Germany and a processing facility and sales office in Brazil. These actions were the result of smaller crops anticipated in 1999 and beyond. The restructuring was completed by June 30, 1999, and resulted in pre-tax charges of $15,812, of which $10,695 is non-cash.

During the year ended June 30, 1999, the Company severed approximately 200 employees, primarily in the United States, and expensed $5,117. As of June 30, 2001, all severance had been paid out.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note D - Restructuring and Asset Impairment Costs (Continued)
The following tables set forth the Company's 1999 restructuring provisions for employee separations provided and changes in the related reserves for 2000 and 2001.

======================================================================================================
Provision for restructuring - 1999................................................	$ 5,117
Reduced by:
Cash Payments.......................................................................	(1,108)
___________________________________________________________________________________________________________________
Reserve balances at June 30, 1999.............................................	$ 4,009

Reduced by:
Cash Payments......................................................................	(2,929)
___________________________________________________________________________________________________________________
Reserve balances at June 30, 2000................................................	$ 1,080

Reduced by:
Cash Payments.......................................................................	(1,080)
___________________________________________________________________________________________________________________
Reserve balances at June 30, 2001...............................................	$ -
___________________________________________________________________________________________________________________

          During 1999, global tobacco processing overcapacity caused management to believe that certain assets should be analyzed for impairment. The analysis, based on undiscounted cash flows, resulted in an impairment writedown of $10,120 for assets which have been identified as available-for-sale by the Company in accordance with SFAS No. 121, "Accounting for the Impairment of  Long-Lived Assets and for Long-Lived Assets to be Disposed Of." In accordance with SFAS No. 121, when an impairment writedown is required, the related assets are adjusted to their estimated fair value. In determining fair value, the Company considered the range of preliminary purchase prices being discussed with potential buyers as well as third-party appraisals. The estimated market value of the assets written down in 1999 as part of the restructuring and impairment costs, consisting primarily of buildings and machinery and equipment, was approximately $24,240. The Company has recovered $1,384 of restructuring charges in fiscal 2001 and $211 in fiscal 2000, primarily related to the disposals of fixed assets. Of the original $24,240, the estimated market value of assets remaining available for sale at June 30, 2001 is approximately $3,100.

Note E - Investee Companies and Related Parties
The combined summarized information for investee companies follows:
	2001	2000	1999
======================================================================================================
Current assets............................................	$4,388	$3,274	$9,549
Non-current assets..........................................	1,732	1,999	4,285
Current liabilities...........................................	2,673	522	6,596
Non-current liabilities.........................................	23	38	74
Interest of other shareholders.....................................	1,189	1,537	2,093
Net sales...............................................	4,018	5,718	9,653
Gross profit.............................................	947	1,393	1,890
Net loss................................................	(421)	(140)	(366)
_________________________________________________________________________________________________________________

The above changes from 1999 relate to the sale of operations of certain investees in Africa.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note E - Investee Companies and Related Parties (Continued)
Balances with related parties, primarily unconsolidated, affiliated companies, are as follows:
	2001	2000	1999
======================================================================================================
Trade receivables.....................................................	$3,301	$10,081	$53,539
Advances on purchases of tobacco................................	13	(146)	53,702
Trade payables and advances from customers...................	1,836	2,631	11,062
Other income: Interest..............................................	145	578	204
Net sales...............................................................	64	522	5,733
Purchases of tobacco................................................	6,542	47,441	46,223
_________________________________________________________________________________________________________________

Note F - Derivative and Other Financial Instruments
The estimated fair value of the Company's Senior Notes, Convertible Subordinated Debentures and Other Long-Term Debt at June 30, 2001 is provided in the following table:
		Carrying Amount	Fair Value
======================================================================================================
Senior Notes...............................................................................		$125,000	$118,750
Convertible Subordinated Debentures.................................................		73,328	69,662
Other Long-Term Debt...................................................................		5,648	5,150
_________________________________________________________________________________________________________________

          Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders' equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Generally, changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

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

          During the fiscal year ended June 30, 2001, accumulated other comprehensive income decreased by $4,828, net of deferred taxes of $2,423, related specifically to accumulated unrealized net losses on forward contracts and interest rate swap agreements accounted for as cash flow hedges.

          SFAS No. 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the fiscal year ended June 30, 2001, the Company recognized non-cash charges of $4,680 from the change in the fair value of these interest rate swap agreements.

          At June 30, 2001, the Company expects to reclassify approximately $3,940 of net losses on derivative instruments, net of deferred taxes of $1,940, from accumulated other comprehensive income to earnings during the next twelve months due to the actual fulfillment of forecasted transactions.

          The fair value estimates presented herein are based on information available to management at June 30, 2001, and were determined using quoted market prices and the discounted value of future cash flows.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note G - Short-Term Borrowing Arrangements

The Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $532,510 ($592,569 at June 30, 2000), excluding all long-term credit agreements. These lines bear interest at a weighted average rate of 5.76% for the year ending June 30, 2001. Unused lines of credit at June 30, 2001, amounted to $268,709 ($334,478 at June 30, 2000), net of $58,019 of available letters of credit lines. Certain non-U.S. borrowings of approximately $11,000 have inventories of approximately $20,000 as collateral. There were no compensating balance agreements at June 30, 2001 or 2000.

Note H - Long-Term Debt
Such debt is comprised of:
	2001		2000
	Maturing within One Year	Maturing after One Year	Maturing within One Year	Maturing after One Year
======================================================================================================
Senior Notes...................................	$ -	$125,000	$ -	$125,000
Convertible Subordinated Debentures.....	-	73,328	-	73,328
Revolving Credit Notes..........	120,000	-	-	250,000
Other Long-Term Debt......................	1,883	3,477	5,156	25,705
	________________________________________________________________
	$121,883	$201,805	$5,156	$474,033
Capitalized Lease Obligations..............	124	164	165	151
	________________________________________________________________
	$122,007	$201,969	$5,321	$474,184
___________________________________________________________________________________________________________________
Payments of the debt are scheduled as follows:
	Senior Notes	Convertible Subordinated Debentures	Revolving Credit Notes	Other Long-Term Debt	Total
======================================================================================================
2002.......................	$ -	$ -	$120,000	$1,883	$121,883
2003.......................	-	-	-	1,587	1,587
2004.......................	-	-	-	279	279
2005.......................	-	-	-	261	261
2006.......................	125,000	-	-	265	125,265
2007.......................	-	73,328	-	284	73,612
Later years...............	-	-	-	801	801
	_______________________________________________________________________________________
	$125,000	$73,328	$120,000	$5,360	$323,688
___________________________________________________________________________________________________________________

          On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "Notes") due 2006. The Notes are general unsecured obligations of the Company and will rank equally in right of payment with all other unsubordinated indebtedness (including the $250 million credit facility discussed below) of the Company. The Company used the net proceeds to repay certain existing short-term indebtedness and for other corporate purposes. On or after June 1, 2001, the Company may redeem the Notes in whole or in part, at established redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. There are no sinking fund requirements for the Notes. The Notes are subject to certain covenants that, among other things, require specific liquidity and long-term solvency ratios and, under certain circumstances, restrict payment of dividends by the Company. The Company generally may make such restricted payments, provided that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note H - Long-Term Debt (Continued)

consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20,000, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities. At June 30, 2001, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $36,134.

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

          DIMON entered into a new $250,000 credit facility, effective June 27, 2000, with a group of eight banks, which replaced the Company's $300,000 credit facility. The Company had $120,000 of borrowings under this agreement at June 30, 2001. The $250,000 credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The $250,000 credit facility's initial term expires on June 27, 2002, and, subject to approval by the lenders, may be extended. The Company intends to either extend or replace the $250,000 credit facility during fiscal 2002. Borrowings under the $250,000 credit facility bear interest at rates that vary depending on the type of loan requested by the Company. The interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (6.75% at June 30, 2001). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to drawings and repayments are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds.

          Other long-term debt consists of obligations of DIMON Incorporated and the tobacco operations in Germany, Italy, Macedonia, Spain and Thailand, and is payable at interest rates varying from 3.15% to 6.63%.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note I - Long-Term Leases

The Company has both capital and operating leases. The operating leases are for land, buildings, automobiles and other equipment; the capital leases are for machinery and equipment. The capitalized lease obligations are payable through 2006. Interest rates are imputed at 5.50% to 15.42%. Amortization is included in depreciation expense. Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
======================================================================================================
2002.................................................................................	$124	$ 2,232
2003.................................................................................	63	1,763
2004.................................................................................	46	1,312
2005.................................................................................	33	1,169
2006.................................................................................	22	1,153
Remaining..................................	-	11,715
	_____________________________
	$288	$19,344

Less amount representing interest and deposits..............................	14
	______
Present value of net minimum lease payments...............................	$274
Less current portion of obligations under capital leases....................	29
	______
Long-term obligations under capital leases...................................	$245
	=====
Capitalized amounts:
Machinery and equipment, primarily vehicles...........................	$112
Accumulated amortization...................................................	(7)
	______
	$105
___________________________________________________________________________________________________________________

Note J - Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At June 30, 2001, no shares had been issued.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K - Stock Incentive Plan (Continued)

          Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by the Committee. Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants. SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant. Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. On August 24, 2000, the Committee awarded 50 thousand shares of restricted stock to selected executive officers. The shares pay dividends and have ordinary voting rights but are forfeitable if employment terminates before the three-year vesting period. As of June 30, 2001, 50 thousand shares of restricted stock had been awarded under the Incentive Plan. Performance shares granted under the Incentive Plan are an award, stated with respect to a specified number of shares of common stock, that entitles the holder to receive shares of common stock, cash or a combination of both. As of June 30, 2001, no performance shares had been awarded under the Incentive Plan. Incentive awards granted under the Incentive Plan allow for selected individuals to receive cash payments upon attainment of stated performance objectives determined by the Committee. No awards may be granted under the Incentive Plan, as amended, after February 8, 2015.

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

          At the 1998 Annual Stockholders' Meeting, shareholders approved the DIMON Incorporated Directors' Stock Plan (the "Directors' Plan"), which replaced the existing Nonemployee Directors' Stock Option Plan effective January 1, 1999. The Directors' Plan is administered by the Executive Committee of the Board of Directors, with all grants approved by the Board. The Directors' Plan authorizes the grant of common stock, performance shares and options to purchase common stock to any director who is not an employee of the Company (or any subsidiary) and any person who provides services to the Company (or any subsidiary) in a capacity other than as an employee if the Executive Committee, with the approval of the Board, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of the Company. The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors' Plan is 70 thousand shares. Options granted under the Directors' Plan are immediately exercisable. As of June 30, 2001, options to purchase 60 thousand shares had been granted and were outstanding under the Directors' Plan and options to purchase 24 thousand shares had been granted and were outstanding under the Nonemployee Directors' Stock Option Plan.

          The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $807 charge to income in 2001 arising from adjustments in fair market values of the SARs.

          As permitted by SFAS No. 123, the Company has elected to continue to account for stock-based compensation in accordance with APB No. 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income (loss) and per share amounts based on fair value would have been reduced to the unaudited pro forma amounts indicated in the table below (in thousands, except per share data). These pro forma amounts may not be representative of future disclosures because the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

	2001	2000	1999
==========================================================================================================================
Net income (loss) as reported............................	$24,894	$17,988	$ (5,466)
Net income (loss) Pro Forma.............................	24,486	16,445	(7,515)
Earnings per share, basic as reported...................	.56	.40	(.12)
Earnings per share, basic Pro Forma...................	.55	.37	(.16)
__________________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K - Stock Incentive Plan (Continued)
Information with respect to options and SARs follows:

		2001	2000	1999
======================================================================================================
Options and SARs outstanding at beginning of year........		2,818	2,705	2,039
Options and SARs granted......................................		664	231	751
Options and SARs exercised....................................		-	-	-
Options and SARs cancelled....................................		(229)	(118)	(85)
		______________________________________________
Options and SARs outstanding at end of year...............		3,253	2,818	2,705
		______________________________________________
SARs included as outstanding at end of year.................		537	494	496
		______________________________________________
Options available for future grants at end of year...........		1,955	2,390	286
		______________________________________________
Options and SARs exercisable at end of year................		1,825	1,584	1,161
		______________________________________________
Option and SAR market prices per share:
Date of grant	(at lowest market price).................	$ 2.81	$ 3.94	$ 5.50
	(at highest market price)................	6.00	4.63	9.25
Exercised	(at lowest market price).................	-	-	-
	(at highest market price)................	-	-	-
Cancelled	(at lowest market price).................	4.63	4.63	9.25
	(at highest market price)................	22.31	23.38	22.31
________________________________________________________________________________________________________________

Weighted average option exercise price information for the years 2001, 2000 and 1999 follows:

		2001	2000	1999
======================================================================================================
Outstanding at July 1.............................................		$14.63	$15.40	$18.16
Granted during the year.........................................		2.86	4.62	7.53
Exercised during the year.......................................		-	-	-
Outstanding at June 30...........................................		12.03	14.63	15.40
Exercisable at June 30...........................................		17.47	16.83	16.65
________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K - Stock Incentive Plan (Continued)
Option groups outstanding at June 30, 2001 and related weighted average price and life information follows:
Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Years)
======================================================================================================
1991..........................	112	112	$14.42	-
1992..........................	159	159	22.00	1
1993..........................	141	141	16.67	2
1994..........................	149	149	11.50	3
1995..........................	456	456	16.84	4
1996..........................	346	346	18.17	5
1997..........................	366	366	22.33	6
1998..........................	399	36	9.24	7
1999..........................	461	25	5.11	8
2000..........................	654	35	2.81	9
2001..........................	10	-	6.00	10
	________	__________
	3,253	1,825
______________________________________________________________________________

          The weighted average fair value at date of grant for options granted during 2001 and 2000 was $.73 and $1.03 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Black-Scholes Assumptions	2001	2000
======================================================================================================
Expected Life in Years............................	10	10
Interest Rate........................................	5.87%	5.88%
Volatility............................................	45.92%	14.06%
Dividend Yield.....................................	7.05%	4.33%
_________________________________________________________________________________________________________________

Note L - Retained Earnings

Consolidated retained earnings included losses of $1,005 at June 30, 2001 (and losses of $734 at June 30,2000) for the Company's share of undistributed net income (losses) of investee companies accounted for under the equity method. In fiscal year 2000, the Company sold one of its investees with operations in Africa.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note M - Income Taxes
The components of income (loss) from continuing operations before income taxes and equity in net income (loss) of investee companies consisted of the following:
	2001	2000	1999
======================================================================================================
U.S. .............................................................	$(20,552)	$(38,205)	$(49,350)
Foreign..........................................................	55,092	61,557	12,061
	__________________________________________
	$ 34,540	$ 23,352	$(37,289)
___________________________________________________________________________________________________________________
The details of the amount shown for income taxes (benefits) in the Statements of Consolidated Income and Comprehensive Income follow:
	2001	2000	1999
======================================================================================================
Current
Federal..........................................................	$ -	$ -	$ (7,923)
State.............................................................	-	-	-
Foreign.........................................................	11,386	7,592	9,681
	____________________________________________________
	$ 11,386	$ 7,592	$ 1,758
	____________________________________________________
Deferred
Federal..........................................................	$ 3,074	$ 12,326	$ (8,584)
State.............................................................	(160)	756	1,714
Foreign..........................................................	(5,028)	(15,293)	(3,811)
	____________________________________________________
	$ (2,114)	$ (2,211)	$(10,681)
	____________________________________________________

Total.............................................................	$ 9,272	$ 5,381	$ (8,923)
__________________________________________________________________________________________________________________

          The reasons for the difference between income tax expense based on income (loss) before income taxes and equity in net income (loss) of investee companies and the amount computed by applying the statutory Federal income tax rate to such income are as follows:

	2001	2000	1999
======================================================================================================
Computed "expected" tax expense..........................	$12,089	$ 8,173	$(13,051)
Effect of foreign income taxes...............................	(9,613)	(14,537)	(10,890)
U.S. taxes on foreign income, net of tax credits.........	8,027	13,426	4,539
Change in valuation allowance............	(3,000)	(7,030)	13,027
Tax benefits derived from Foreign Sales Corporations..	-	-	(1,294)
Permanent items................................................	1,769	5,349	(1,254)
	__________________________________________
Actual tax expense (benefit)................................	$ 9,272	$ 5,381	$ (8,923)
__________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note M - Income Taxes (Continued)
The deferred tax liabilities (assets) are comprised of the following:

	2001	2000
======================================================================================================
Deferred tax liabilities:
Foreign taxes..............................................................	$ 2,760	$ 7,757
Installment sales..........................................................	295	5,098
Fixed assets...............................................................	19,299	27,168
Other.......................................................................	-	421
	_____________________________________
Total deferred tax liabilities..........................................	$ 22,354	$ 40,444
	_____________________________________

Deferred tax assets:
Reserves and accruals.....................................................	$ (4,325)	$(21,656)
Restructuring accruals..........................................	(2,050)	(1,200)
Tax credits............................................................	(14,476)	(20,424)
Tax loss carryforwards..................................................	(29,763)	(47,131)
Derivative transactions.....................	(3,870)	-
Postretirement and other benefits......................................	(14,575)	(10,482)
Other.......................................................................	(8,042)	(1,271)
	____________________________________

Gross deferred tax assets.......................	(77,101)	(102,164)
Valuation allowance...........................................................	27,495	48,793
	_____________________________________
Total deferred tax assets........................	$(49,606)	$(53,371)
	_____________________________________
Net deferred tax asset..........................................	$(27,252)	$(12,927)
	=================================
_________________________________________________________________________________________________________________

          Consolidated retained earnings at June 30, 2001 include undistributed earnings of $205,590 from certain foreign consolidated subsidiaries which are not subject to additional foreign income taxes nor considered to be subject to United States income taxes unless remitted as dividends. The Company considers these undistributed earnings to be permanently reinvested abroad, and accordingly, has made no provision for United States taxes on such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States; however, foreign tax credits available under present law would substantially offset the amount of United States taxes payable.

          At June 30, 2001, the Company has net operating tax loss carryforwards of approximately $69,610 from foreign operations and $20,419 from U.S. operations for state income tax purposes that expire in 2002 and thereafter.

          The net change in the valuation allowance results from a change in management's judgment about the ability to realize the deferred tax assets in future years and reductions of approximately $17,300 in 2001 in deferred tax assets and the related valuation allowance that will not result in a future realizable tax benefit.

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
A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:
	2001	2000
======================================================================================================
Change in Benefit Obligation
Benefit obligation, beginning......................................	$ 56,990	$ 56,384
Service cost...........................................................	1,799	1,865
Interest cost...........................................................	4,224	4,224
Actuarial gain................................................	(1,109)	(212)
Special termination benefits........................................	-	71
Benefits paid..........................................................	(5,095)	(5,342)
	____________________________________
Benefit obligation, ending..........................................	$ 56,809	$ 56,990
	================================

Change in Plan Assets
Fair value of plan assets, beginning..............................	$ 46,464	$ 48,772
Actual return on plan assets........................................	685	2,240
Company contribution....................	1,120	794
Benefits paid..........................................................	(5,095)	(5,342)
	____________________________________
Fair value of plan assets, ending..................................	$ 43,174	$ 46,464
	================================

Funded status of plan....................................................	$(13,635)	$(10,526)
Unrecognized actuarial gain.........................................	(8,818)	(11,897)
Unrecognized prior service cost.........................................	2,589	3,384
Unrecognized net transition obligation.................................	(566)	(873)
	____________________________________
Net amount recognized..............................................	$(20,430)	$(19,912)
	================================

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note N - Employee Benefits (Continued)
Retirement Benefits (Continued)
	2001	2000
======================================================================================================
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost..................................................	$ -	$ -
Accrued benefit liability.............................................	(22,422)	(21,944)
Intangible asset.......................................................	938	1,456
Accumulated other comprehensive income..........	1,054	576
	____________________________________
Net amount recognized..............................................	$(20,430)	$(19,912)
__________________________________________________________________________________________________________________
Net periodic pension costs included the following components:

	2001	2000	1999
======================================================================================================
Service cost.................................................	$ 1,799	$ 1,865	$ 2,896
Interest expense............................................	4,224	4,224	3,994
Expected return on plan assets..........................	(3,824)	(4,055)	(4,004)
Amortization of prior service cost......................	291	498	584
Amortization of transition amount......................	(311)	(311)	(311)
Actuarial gain.........................................	(449)	(531)	(366)
Curtailment cost...........................................	-	45	77
	_________________________________________________
Net periodic pension cost................................	$ 1,730	$ 1,735	$ 2,870
__________________________________________________________________________________________________________________

          For the U.S. plans, benefit obligations for the Retirement Plan and the Excess Benefit Plan were determined using assumed discount rates of 7.75% for 2001, 8% for 2000 and 7.75% for 1999. Assumed compensation increases were 4% for 2001, 2000 and 1999 for the Retirement Plan and for the Excess Benefit Plan. The assumed long-term rate of return on plan assets for all three years was 9% for the Retirement Plan. Plan assets consist principally of common stock and fixed income securities. For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice. No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.

          The projected benefit obligation and accumulated benefit obligation for those plans in which the accumulated benefit obligation was in excess of plan assets were $18,722 and $16,711, respectively, for 2001 and $16,165 and $17,451, respectively, for 2000. These plans hold no assets.

          The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States. The Company's contributions to the plan were $405 in 2001, $407 in 2000 and $517 in 1999.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note N - Employee Benefits (Continued)
Postretirement Health and Life Insurance Benefits (Continued)
A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:
	2001	2000
======================================================================================================
Change in Benefit Obligation
Benefit obligation, beginning.......................................	$ 14,017	$ 14,186
Service cost...........................................................	284	263
Interest cost...........................................................	1,210	1,069
Actuarial loss..................................................	341	710
Benefits paid..........................................................	(2,123)	(2,211)
	____________________________________
Benefit obligation, ending..........................................	$ 13,729	$ 14,017
	===============================
Change in Plan Assets
Fair value of plan assets, beginning...............................	$ 201	$ 89
Actual return on plan assets........................................	(139)	-
Company contribution....................	450	450
Benefits paid..........................................................	(338)	(338)
	____________________________________
Fair value of plan assets, ending..................................	$ 174	$ 201
	===============================
Funded status of plan.....................................................	$(13,555)	$(13,816)
Unrecognized actuarial loss........................................	(2,746)	(3,224)
Unrecognized prior service cost........................................	(1,706)	(1,923)
	____________________________________
Net amount recognized.............................................	$(18,007)	$(18,963)
	===============================
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost..................................................	$ -	$ -
Accrued benefit liability.............................................	(18,007)	(18,963)
Intangible asset.......................................................	-	-
Accumulated other comprehensive income.......................	-	-
	____________________________________
Net amount recognized..............................................	$(18,007)	$(18,963)
__________________________________________________________________________________________________________________

          For measurement purposes, a 6.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.5% for 2002 and remain at that level thereafter.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note N - Employee Benefits (Continued)
Postretirement Health and Life Insurance Benefits (Continued)
Net periodic benefit costs included the following components:

	2001	2000	1999
======================================================================================================
Service cost.................................................	$ 284	$ 263	$ 334
Interest expense............................................	1,210	1,069	1,000
Expected return on plan assets..........................	(2)	(5)	(4)
Amortization of prior service cost......................	(217)	(217)	(254)
Actuarial (gain)/loss......................................	(113)	598	(98)
Curtailment cost...........................................	-	-	(372)
	________________________________________________
Net pension cost...........................................	$ 1,162	$1,708	$ 606
__________________________________________________________________________________________________________________

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
======================================================================================================
Effect on total of service and interest cost components..............	$ 74	$ (64)
Effect on postretirement benefit obligation............................	545	(484)
________________________________________________________________________________________________________________

          In 1999, the pre-65 retiree count increased as a result of restructuring which resulted in the recognition of $488 of curtailment loss which increased the Company's benefit obligation. This loss was offset by a decrease of $372 in the net periodic benefit cost for 1999 due to the advanced recognition of negative prior service costs bases. This decrease has been reflected in the table above accordingly.

          The Company continues to evaluate ways to better manage these benefits and control the costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

          Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements. There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system. For these foreign plans, the cash-basis cost of benefits charged to income was not material in 2001, 2000 and 1999.

Note O - Segment Information

Effective June 30, 1999, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." Disclosures for fiscal year 1999 have been restated to conform to the current year presentation. The Company operates in one segment, the tobacco business: purchasing, processing, selling and storing leaf tobacco. The Company purchases tobacco in 39 countries and ships tobacco to approximately 90 countries.

Geographic information as to sales and other operating revenues is based on the destination of the product sold. Long-lived assets are classified based on the location of the asset.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note O - Segment Information (Continued)

	2001	2000	1999
======================================================================================================
Sales and Other Operating Revenues:
United States............................................	$ 437,256	$ 416,290	$ 546,674
Germany...............................................	208,218	210,018	182,252
Other.....................................................	755,481	847,322	1,086,297
	_________________________________________________________
	$1,400,955	$1,473,630	$1,815,223
	==================================================

Sales and Other Operating Revenues to Major Customers:

Of the 2001, 2000 and 1999 sales and other operating revenues, approximately 45%, 35% and 37%, respectively, were to various tobacco companies which management has reason to believe are now owned by or under the common control of three companies. The acquisitions, dispositions and mergers of certain major customer operations have impacted sales comparability. (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A...................................................	$ 251,929	$ 227,068	$ 269,535
Customer B...................................................	131,022	70,353	249,654
Customer C...................................................	248,078	212,377	151,871
	________________________________________________________
	$ 631,029	$ 509,798	$ 671,060
	==================================================
	2001	2000	1999
======================================================================================================
Long-Lived Assets:
United States..........................................	$ 56,516	$ 52,392	$ 69,162
Brazil...................................................	38,985	43,771	56,268
Malawi...................................................	29,721	32,103	34,260
Tanzania...............................................	26,391	28,493	29,715
Zimbabwe...............................................	52,382	53,885	56,187
South America.........................................	2,388	2,968	3,440
Europe.................................................	41,200	34,456	31,513
Asia.................................................	7,316	8,150	8,599
Other.................................................	15,409	20,998	10,602
	_________________________________________________________
Long-Lived Assets..............	$270,308	$277,216	$299,746
__________________________________________________________________________________________________________________

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note P - Foreign Currency Translation

The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation." Under that Statement, all asset and liability accounts are translated at the current exchange rate, and income statement items are translated at the average exchange rate for each quarter; resulting translation adjustments, net of applicable deferred taxes, are made directly to a separate component of stockholders' equity. Transaction adjustments, however, are made in the Statement of Consolidated Income. These include realized exchange adjustments relating to assets and liabilities denominated in foreign currencies. Financial statements of entities located in highly inflationary economies are remeasured in U.S. dollars. The remeasurement of and subsequent transaction adjustments are also made in the Statements of Consolidated Income and Comprehensive Income.

The transaction gain or (loss) for 2001, 2000 and 1999 was $(3,620), $554 and $(1,187), respectively.

Note Q - Contingencies and Other Information

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ended 1988 through 1992. The current proposed adjustments claim additional tax, including penalties and interest through June 30, 2001, of approximately $6,438, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues. During the fiscal year ended June 30, 2001, the Company had $1,213 of assessments reversed in its favor. Additionally, the Company settled $2,700 of assessments by entering the REFIS (tax recovery program) in March 2001.

          On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate current proposed adjustment claims additional tax, including penalties and interest, through June 30, 2001, of $7,443, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues.

          The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously. The Company expects that the ultimate resolution of this matter will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

          On December 20, 2000, the plaintiffs in Deloach, et al. v. Philip Morris Companies Inc., et al., following the transfer of the suit from the United States District Court for the District of Columbia to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the "Deloach Suit") filed a motion for leave to file a third amended complaint adding the Company and other leaf tobacco merchants as defendants. On February 20, 2001, the court granted the motion for leave to amend and added the Company and other leaf tobacco merchants as defendants. The Company joined in a motion to dismiss the complaint filed by all defendants, and that motion has been denied.

          The Deloach Suit is a purported class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. The plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. The court has stayed discovery on the merits of the case, pending disposition of the plaintiffs' motion for class certification. The Company and the other defendants are opposing class certification and will otherwise vigorously defend the suit. This suit is still in its initial stages, and at this time, the Company cannot estimate the amount or range of loss that could result if the suit is resolved in a manner unfavorable to the Company.

          The Company and certain subsidiaries had available letters of credit of $58,019 at June 30, 2001, of which $32,090 was outstanding. These letters of credit represent, generally, performance guarantees issued in connection with purchases and sales of domestic and foreign tobacco.

          The Company is guarantor as to certain lines and letters of credit of affiliated companies in an amount not to exceed approximately $3,532. There were no amounts outstanding under these guarantees at June 30, 2001.

The Company's foreign subsidiaries have guaranteed certain loans made by Brazilian banks to local farmers. There was approximately $30,424 outstanding under these guarantees at June 30, 2001.

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

Note R - Cumulative Effect of Changes in Accounting Principles

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

Derivative Financial Instruments

Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect loss adjustment of $100, net of applicable taxes of $37, in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments. Also, in accordance with the transition provisions, the Company recorded as the cumulative effect of an accounting change a $387 loss, net of applicable taxes of $191, in the statement of operations, for the unrealized fair market value depreciation of certain interest rate swap instruments not designated as hedges.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note S - Selected Quarterly Financial Data (Unaudited)
Summarized quarterly financial information is as follows:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
======================================================================================================
2001
Sales and Other Operating
Revenue.........................	$198,901	$512,172	$399,079	$ 290,803	$1,400,955
Gross Profit.........................	36,830	53,198	40,224	60,772	191,024
Income (Loss) from continuing
operations before cumulative
effect of accounting changes...	(1,982)	8,721	2,683	15,575	24,997
Per Share of Common Stock:
Basic Earnings..........	(.05)	.20	.06	.35	.56
Diluted Earnings (1).............	(.05)	*	.20	*	.06	*	.34	.56	*
Cash Dividends per Share........	.05	.05	.05	.05	.20
Market Price	- High........	3.44	5.81	9.25	11.61	11.61
- Low........	2.19	2.69	4.75	6.29	2.19

2000
Sales and Other Operating
Revenue..........................	$229,284	$551,775	$364,809	$ 327,762	$1,473,630
Gross Profit........................	27,885	50,194	39,653	69,770	187,502
Income (Loss) from
continuing operations.......	(8,832)	6,487	1,934	18,399	17,988
Per Share of Common Stock:
Basic Earnings..........	(.20)	.15	.04	.41	.40
Diluted Earnings...............	(.20)	*	.15	*	.04	*	.41	.40	*
Cash Dividends per Share.......	.05	.05	.05	.05	.20
Market Price	- High.......	6.00	4.00	3.38	3.25	6.00
- Low.......	3.75	2.81	2.25	1.94	1.94

Pro forma amounts assuming the changes
in accounting are applied retroactively:
Income (Loss) from
continuing operations......	(9,596)	7,155	9,133	12,389	19,081
Per Share of Common Stock:
Basic Earnings..........	(.22)	.16	.21	.28	.43
Diluted Earnings...............	(.22)	*	.16	*	.21	*	.28	.43	*
____________________________________________________________________________________________________________________

(1)	Does not add due to rounding.
*	Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings per share.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE-

The Company's Board of Directors engaged Ernst & Young LLP as the Company's independent accountants, effective May 11, 2001. DIMON's former independent accountants, PricewaterhouseCoopers LLP, were dismissed effective May 11, 2001.

          The reports issued by PricewaterhouseCoopers LLP on the Company's financial statements for either of the two most recent fiscal years preceding the dismissal did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

The decisions to dismiss PricewaterhouseCoopers LLP and engage Ernst & Young LLP were recommended by the Audit Committee of the Board of Directors and approved by the full Board of Directors.

          During the Company's two most recent fiscal years prior to May 11, 2001, and through May 11, 2001, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with its reports.

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

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Income and Comprehensive Income --Years
ended June 30, 2001, 2000 and 1999
Consolidated Balance Sheet--June 30, 2001 and 2000
Statement of Stockholders' Equity--Years ended June 30, 2001, 2000 and 1999
Statement of Consolidated Cash Flows--Years ended June 30, 2001, 2000 and 1999
Notes to Consolidated Financial Statements

Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts
Report of Ernst & Young LLP
Report of PricewaterhouseCoopers LLP

(b)	Current Reports on Form 8-K	-	May 11, 2001: Item 4, Changes in Registrant's Certifying Accountant.
		-	February 7, 2001: Item 9, Regulation FD Disclosure.

(c)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.01

Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated's Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated's Registration Statement on Form S-4 (file 33-89780))

3.02

Amended and Restated Bylaws, as amended, of DIMON Incorporated effective February 20, 2001 (incorporated by reference to Exhibit 3 to DIMON Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

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

10.05

Stock Purchase Agreement, dated as of February 14, 1997, among DIMON Incorporated, Intabex Holdings Worldwide S.A., Folium Inc., Leaf Management Investments Ltd. and Tabacalera S.A. (incorporated by reference herein to Exhibit 10.1 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.06

Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.07

Non-Competition Agreements, dated as of April 1, 1997, by and between Intabex S.A. (Zug) and Folium Inc. (incorporated by reference herein to Exhibit 10.3 and 10.7 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.08

Asset Purchase Agreement, dated as of February 14, 1997, by and between Dibrell Brothers Zimbabwe (Private) Limited and Tabex (Private) Limited (incorporated by reference herein to Exhibit 10.6 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

	10.09	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 14, 1997)
10.10

First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.11

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

10.13

Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1998)

	10.14	DIMON Incorporated Directors' Stock Plan (incorporated by reference to Exhibit 10.28 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)
10.15

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.16

Amended 1995 DIMON Incorporated Omnibus Stock Incentive Plan, adopted at the Annual Meeting of Shareholders on November 12, 1999 (incorporated by reference to Exhibit 10.23 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 2000)

10.17

$250,000,000 Credit Agreement dated as of June 27, 2000, among the Company, the lenders named therein, First Union National Bank as Administrative Agent; ABN Amro Bank, N.V.; BHF - Bank Aktiengesellschaft; Natexis Banque; Deutsche Bank AG - Amsterdam Branch; Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank Nederland", New York Branch; Bank of America, N.A. and SunTrust Bank (incorporated by reference to Exhibit 10.24 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 2000)

10.18

First Amendment as of May 1, 2001, to the $250,000,000 Credit Agreement dated as of June 27, 2000, among the Company, the lenders named therein, First Union National Bank as Administrative Agent; ABN Amro Bank, N.V.; BHF - Bank Aktiengesellschaft; Natexis Banque Populaires; Deutsche Bank AG - Amsterdam Branch; Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank International", New York Branch; Bank of America, N.A. and SunTrust (filed herewith)

	21	List of Subsidiaries (filed herewith)
	23.1	Consent of Ernst & Young LLP (filed herewith)
	23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)
(d)	Financial Statement Schedules:

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS DIMON INCORPORATED AND SUBSIDIARIES PERIODS ENDED JUNE 30

___________________________________________________________________________________________________________________
COL. A	COL. B	COL. C		COL. D	COL. E
___________________________________________________________________________________________________________________
ADDITIONS
____________________________
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
___________________________________________________________________________________________________________________
Year ended June 30, 1999
Deducted from asset accounts:
Allowance for doubtful accounts	$ 4,430,968	$ 954,178	$2,789,522(A)	$ (46,298)(B)	$ 8,220,966
	___________	__________	_______________	______________	____________
Total	$ 4,430,968	$ 954,178	$2,789,522	$ (46,298)	$ 8,220,966
	=========	=========	=============	============	==========
___________________________________________________________________________________________________________________
Year ended June 30, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$ 8,220,966	$ 533,678	$ -	$1,490,664(B)	$ 7,263,980
	___________	__________	_______________	______________	____________
Total	$ 8,220,966	$ 533,678	$ -	$1,490,664	$ 7,263,980
	=========	=========	=============	============	==========
___________________________________________________________________________________________________________________
Year ended June 30, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$ 7,263,980	$ 70,348	$ -	$6,103,391(C)	$ 1,230,367
	___________	__________	_______________	______________	____________
Total	$ 7,263,980	$ 70,348	$ -	$6,103,391	$ 1,230,367
	=========	=========	=============	============	==========
___________________________________________________________________________________________________________________

(A)	ADJUSTMENT FROM AMOUNTS RECEIVED IN RECOVERY FROM LITIGATION SETTLEMENT.
(B)	CURRENCY TRANSLATION AND DIRECT WRITE-OFF.
(C)	CURRENCY TRANSLATION AND DIRECT WRITE-OFF, $2,839,897; RECOVERY FROM LITIGATION SETTLEMENT, $3,263,494.

CERTAIN PRIOR YEAR AMOUNTS HAVE BEEN RECLASSIFIED TO CONFORM TO THE CURRENT YEAR PRESENTATION.

Report of Independent Accountants

To the Board of Directors and Shareholders of DIMON Incorporated

We have audited the accompanying consolidated balance sheet of DIMON Incorporated and subsidiaries as of June 30, 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for the year then ended. Our audit also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DIMON Incorporated and subsidiaries at June 30, 2001, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note R of the Consolidated Financial Statements, in 2001 the Company changed its consolidated reporting period for four European subsidiaries and also changed its method of accounting for derivative financial instruments.

/s/ Ernst & Young LLP
Ernst & Young LLP
Greensboro, NC
August 17, 2001

Report of Independent Accountants

To the Board of Directors and Shareholders of DIMON Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and Item 14(a)(2) on page 58 present fairly, in all material respects, the financial position of DIMON Incorporated and its subsidiaries at June 30, 2000, and the results of their operations and their cash flows for each of the two years in the period ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule in the index appearing under Item 14 (a)(1) and Item 14(a)(2) on page 58 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
August 18, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on September 6, 2001.

DIMON INCORPORATED (Registrant)
/s/ Brian J. Harker By________________________________________________ Brian J. Harker President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on September 6, 2001.
/s/ Brian J. Harker By________________________________________________ Brian J. Harker President and Chief Executive Officer, Director of DIMON Incorporated	/s/ Henry F. Frigon By________________________________________________ Henry F. Frigon Director of DIMON Incorporated
/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Non-Executive Chairman of the Board of DIMON Incorporated	/s/ John M. Hines By________________________________________________ John M. Hines Director of DIMON Incorporated
/s/ Albert C. Monk III By________________________________________________ Albert C. Monk III Director of DIMON Incorporated	/s/ R. Stuart Dickson By________________________________________________ R. Stuart Dickson Director of DIMON Incorporated
/s/ Thomas F. Keller By________________________________________________ Thomas F. Keller Director of DIMON Incorporated	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director of DIMON Incorporated
/s/ James E. Johnson, Jr. By________________________________________________ James E. Johnson, Jr. Director of DIMON Incorporated	/s/ Jerry L. Parker By________________________________________________ Jerry L. Parker Senior Vice President-Controller (Principal Accounting Officer) of DIMON Incorporated
/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director of DIMON Incorporated

EXHIBIT INDEX

Exhibits		Page No.
3.01

Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated's Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated's Registration Statement on Form S-4 (file 33-89780))

3.02

Amended and Restated Bylaws, as amended, of DIMON Incorporated effective February 20, 2001 (incorporated by reference to Exhibit 3 to DIMON Incorporated's Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

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

10.05

Stock Purchase Agreement, dated as of February 14, 1997, among DIMON Incorporated, Intabex Holdings Worldwide S.A., Folium Inc., Leaf Management Investments Ltd. and Tabacalera S.A. (incorporated by reference herein to Exhibit 10.1 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.06

Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.07

Non-Competition Agreements, dated as of April 1, 1997, by and between Intabex S.A. (Zug) and Folium Inc. (incorporated by reference herein to Exhibit 10.3 and 10.7 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.08

Asset Purchase Agreement, dated as of February 14, 1997, by and between Dibrell Brothers Zimbabwe (Private) Limited and Tabex (Private) Limited (incorporated by reference herein to Exhibit 10.6 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.09	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 14, 1997)
10.10

First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.11

Employment Agreement, dated July 1, 1994, between Monk-Austin International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.'s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994) (incorporated by reference to Exhibit 10.23 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

EXHIBIT INDEX

Exhibits	(Continued)	Page No.

10.12

Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.24 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.13

Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1998)

10.14	DIMON Incorporated Directors' Stock Plan (incorporated by reference to Exhibit 10.28 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)
10.15

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.16

Amended 1995 DIMON Incorporated Omnibus Stock Incentive Plan, adopted at the Annual Meeting of Shareholders on November 12, 1999 (incorporated by reference to Exhibit 10.23 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 2000)

10.17

$250,000,000 Credit Agreement dated as of June 27, 2000, among the Company, the lenders named therein, First Union National Bank as Administrative Agent; ABN Amro Bank, N.V.; BHF - Bank Aktiengesellschaft; Natexis Banque; Deutsche Bank AG - Amsterdam Branch; Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank Nederland", New York Branch; Bank of America, N.A. and SunTrust Bank (incorporated by reference to Exhibit 10.24 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 2000)

10.18

First Amendment as of May 1, 2001, to the $250,000,000 Credit Agreement dated as of June 27, 2000, among the Company, the lenders named therein, First Union National Bank as Administrative Agent; ABN Amro Bank, N.V.; BHF - Bank Aktiengesellschaft; Natexis Banque Populaires; Deutsche Bank AG - Amsterdam Branch; Cooperatieve Centrale Raiffeisen - Boerenleenbank B.A., "Rabobank International", New York Branch; Bank of America, N.A. and SunTrust (filed herewith)

69 - 74

EXHIBIT INDEX

Exhibits	(Continued)	Page No.
21	List of Subsidiaries (filed herewith)	75 - 76
23.1	Consent of Ernst & Young LLP (filed herewith)	77
23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)	78

