Form 10-Q
period 2001-09-30
DIMON INC
filed 2001-11-06
CIK 939930

Page 1 of 215
Page 17 - Exhibit Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	November 6, 2001
NO par value	44,640,004

DIMON Incorporated and Subsidiaries

INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - September 30, 2001 and
		June 30, 2001...................................	3 - 4

		Statement of Consolidated Income - Three Months Ended
		September 30, 2001 and 2000.................................................	5

		Statement of Consolidated Cash Flows - Three
		Months Ended September 30, 2001 and 2000.....................................	6

		Notes to Consolidated Financial Statements................	7 - 10

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations..........	11 - 13

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk..........................	14

Part II.	Other Information

	Item 1.	Legal Proceedings........................	14

	Item 6.	Exhibits and Reports on Form 8-K................	15

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	September 30 2001 (Unaudited)	June 30 2001
(in thousands)	______________________________________
ASSETS
Current assets
Cash and cash equivalents.....................................................................	$ 16,073	$ 14,594
Notes receivable....................................................................................	4,344	4,991
Trade receivables, net of allowances....................................................	164,660	177,733
Inventories:
Tobacco..............................................................................................	532,748	398,236
Other..................................................................................................	17,323	18,354
Advances on purchases of tobacco.......................................................	41,162	40,810
Current deferred and recoverable income taxes..................................	3,481	4,816
Prepaid expenses and other assets.......................................................	11,524	13,745
	______________________________________
Total current assets...........................................................................	791,315	673,279
	______________________________________

Investments and other assets
Equity in net assets of investee companies...........................................	1,608	2,358
Other investments..................................................................................	2,449	2,970
Notes receivable.....................................................................................	6,003	8,795
Other......................................................................................................	20,830	24,613
	______________________________________
	30,890	38,736
	______________________________________

Intangible assets
Excess of cost over related net assets of
businesses acquired...........................................................................	157,241	158,945
Production and supply contracts............................................................	6,186	7,085
Pension asset..........................................................................................	938	938
	______________________________________
	164,365	166,968
	______________________________________

Property, plant and equipment
Land........................................................................................................	18,958	19,127
Buildings.................................................................................................	180,122	181,641
Machinery and equipment......................................................................	214,104	208,618
Allowances for depreciation...................................................................	(143,911)	(139,078)
	______________________________________
	269,273	270,308
	______________________________________

Deferred taxes and other deferred charges................................................	34,769	32,798
	______________________________________
	$1,290,612	$1,182,089
	==================================
See notes to consolidated financial statements
-3-

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

			September 30 2001 (Unaudited)	June 30 2001
(in thousands)			______________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks.....................			$ 258,376	$ 205,823
Accounts payable:
Trade............................			41,760	51,511
Officers and employees....................			6,208	10,030
Other.............................			8,065	7,802
Advances from customers.....................			136,312	72,612
Accrued expenses........................			24,216	22,306
Income taxes...........................			5,014	8,325
Long-term debt current.....................			120,460	122,007
			______________________________________
Total current liabilities..........................			600,411	500,416
			______________________________________
Long-term debt
Revolving Credit Notes and Other..................			6,270	3,641
Convertible Subordinated Debentures.................			73,328	73,328
Senior Notes...........................			125,000	125,000
			______________________________________
			204,598	201,969
			______________________________________
Deferred credits
Income taxes...........................			6,298	6,380
Compensation and other benefits..................			65,022	60,825
			______________________________________
			71,320	67,205
			______________________________________
Minority interest in subsidiaries...................			878	960
			______________________________________

Commitments and contingencies....................			-	-
			______________________________________
Stockholders' equity
Preferred Stock--no par value:	Sept. 30	Jun. 30
Authorized shares...........	10,000	10,000
Issued shares............	-	-	-	-
Common Stock--no par value:	Sept. 30	Jun. 30
Authorized shares.........	125,000	125,000
Issued shares............	44,640	44,575	182,768	182,284

Retained earnings........................			247,286	245,601
Accumulated other comprehensive income..............			(16,649)	(16,346)
			______________________________________
			413,405	411,539
			______________________________________
			$1,290,612	$1,182,089
			==================================
See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED INCOME Three Months Ended September 30, 2001 and 2000 (Unaudited)
(in thousands, except per share amounts)	September 30 2001		September 30 2000
	______________________________________
Sales and other operating revenues.................	$288,721		$198,901
Cost of goods and services sold...................	236,109		162,071
	______________________________________

Gross profit............................	52,612		36,830
Selling, administrative and general expenses..............	26,191		23,854
Restructuring recovery........................	-		(238)
	______________________________________
Operating income...........................	26,421		13,214

Interest expense...........................	11,329		14,432
Current charge derivative financial instruments............	9,602		1,265
	______________________________________
Income (loss) before income taxes and equity
in net loss of investee companies..................	5,490		(2,483)
Income tax expense (benefit).....................	1,459		(571)
	______________________________________
Income (loss) before equity in net loss of investee companies......	4,031		(1,912)

Equity in net loss of investee
companies, net of income taxes.................	(113)		(70)
	______________________________________
Income (loss) before cumulative effect of accounting changes.....	3,918		(1,982)

Cumulative effect of accounting changes, net of income taxes:
Reporting period of subsidiaries..................	-		284
Derivative financial instruments..................	-		(387)
	______________________________________
NET INCOME (LOSS)......................	$ 3,918		$ (2,085)
	==================================

Basic Income (Loss) Per Share
Income (loss) before effect of cumulative accounting changes...	$.09		$(.05)
Cumulative effect of accounting changes, net of tax.........	-		-
	______________________________________
Net Income (Loss)........................	$.09		$(.05)
	==================================
Diluted Income (Loss) Per Share
Income (loss) before effect of cumulative accounting changes...	$.09	*	$(.05)	*
Cumulative effect of accounting changes, net of tax.........	-		-
	______________________________________
Net Income (Loss)..........................	$.09	*	$(.05)	*
	=================================
Average number of shares outstanding:
Basic.............................	44,525		44,525
Diluted............................	45,103	*	44,546	*
	=================================

Cash dividends per share.....................	$.05		$.05
	=================================
* Assumed conversion of Convertible Debentures and shares applicable to stock options at the beginning of the period has an antidilutive effect on earnings per share.

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Three Months Ended September 30, 2001 and 2000 (Unaudited)

	September 30 2001	September 30 2000
(in thousands)	_______________________________________
Operating activities
Net Income (Loss)................................................	$ 3,918	$ (2,085)
Adjustments to reconcile net income (loss)
to net cash used by operating activities:
Depreciation and amortization.................................	10,545	10,367
Deferred items.............................................	7,334	(1,239)
Loss on foreign currency transactions...................................	2,068	65
Changes in operating assets and liabilities........................	(65,100)	(19,417)
	_______________________________________
Net cash used by operating activities.....................	$(41,235)	(12,309)
	_______________________________________

Investing activities
Purchase of property and equipment............................	(6,834)	(4,397)
Proceeds from sale of property and equipment................	1,192	497
Payments received on notes receivable and
receivable from investees....................................................	3,088	1,282
Receipts (payments) for other investments and other assets...............	1,889	(7,135)
	_______________________________________
Net cash used by investing activities.............................	(665)	(9,753)
	_______________________________________

Financing activities
Net change in short-term borrowings.........................	47,187	18,701
Proceeds from long-term borrowings.........................	60,570	7,044
Repayment of long-term borrowings..........................	(60,360)	(10,256)
Cash dividends paid to DIMON Incorporated stockholders......	(2,232)	(2,230)
	_______________________________________
Net cash provided by financing activities...................	45,165	13,259
	_______________________________________

Effect of exchange rate changes on cash.........................	(1,786)	654
	_______________________________________

Increase (decrease) in cash and cash equivalents............	1,479	(8,149)
Cash and cash equivalents at beginning of year.............	14,594	27,249
	_______________________________________

Cash and cash equivalents at end of period...................	$ 16,073	$ 19,100
	==================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the "Company" or "DIMON") include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation. For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001. The Company's operations are seasonal. Therefore, the results of operations for the three months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.

EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings by the weighted average number of shares outstanding during each period. The diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures, if dilutive, during the periods presented were converted into Common Stock at the beginning of the reporting period, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by restricted shares issued and shares issuable upon exercise of employee stock options, if dilutive.

	The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:
		September 30
		_______________________________
	(in thousands)	2001		2000
		_______________________________
	Shares
	Weighted average number of common shares outstanding...........	44,525		44,525
	Restricted shares issued and shares applicable to stock options,
	net of shares assumed to be purchased from proceeds at the
	greater of average market price or ending market price.........	578		21
	Assuming conversion of 6.25% Convertible Debentures at
	beginning of period..........................	-	*	-	*
		_______________________________
	Average diluted shares outstanding........................................	45,103	*	44,546	*
		============================
*	The incremental shares from the assumed conversion of the 6.25% Convertible Debentures are not included in computing the diluted per share amounts because the inclusion would be antidilutive.

3.	COMPREHENSIVE INCOME The components of comprehensive income were as follows:
		Three Months Ended September 30
		_______________________________
	(in thousands)	2001		2000
		_______________________________
	Net income (loss)..........................................	$3,918		$(2,085)
	Increase (decrease) in equity currency conversions.........................	285		(616)
	Cumulative effect of change in accounting for
	derivative financial instruments............................	-		100
	Decrease in derivative financial instruments...................	(588)		(106)
		_______________________________
	Total comprehensive income (loss)..................................	$3,615		$(2,707)
		============================
-7-

DIMON Incorporated and Subsidiaries

4.

RESTRUCTURING

In 1995, the Company commenced various activities to restructure its worldwide operations with additional charges incurred during fiscal years 1996 and 1997. The reserve balance at June 30, 2001, which relates to employee separations was $5,216. Remaining cash outlays at June 30, 2001 are expected to total $3,470, of which approximately $700 will be expended in fiscal year 2002 and $189 was paid out during the three months ended September 30, 2001. Remaining amounts of the reserve relate primarily to the pension plan charge and other deferred compensation, which will be reduced as required for funding appropriate pension and other payments in future years.

5.

CONTINGENCIES

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ended 1988 through 1992. The current proposed adjustments claim additional tax, including penalties and interest through September 30, 2001, of approximately $5,619, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues. During the fiscal year ended June 30, 2001, the Company had $1,213 of assessments reversed in its favor. Additionally, the Company settled $2,700 by entering the REFIS (tax recovery program) in March 2001.

On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200. The approximate current proposed adjustment claims additional tax, including penalties and interest, through September 30, 2001, of $6,513, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues.

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

DIMON Incorporated and Subsidiaries

6.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Reporting Period of Subsidiaries

Effective July 1, 2000, four of the Company's European subsidiaries changed their fiscal year end from March 31 to June 30. More efficient financial reporting routines allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in its consolidated financial statements. For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 was recognized as the cumulative effect of an accounting change. The Company has two remaining subsidiaries with fiscal year ends of March 31 and May 31.

Derivative Financial Instruments

Effective July 1, 2000, the Company adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect loss adjustment of $100, net of applicable taxes of $37, in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments. Also, in accordance with the transition provisions, the Company recorded as the cumulative effect of an accounting change a $387 loss, net of applicable taxes of $191, in the statement of operations, for the unrealized fair market value depreciation of certain interest rate swap instruments not designated as hedges.

During the three months ended September 30, 2001 and 2000 accumulated other comprehensive income decreased by $588, net of deferred taxes of $289, and $6, net of deferred taxes of $2, respectively, related specifically to accumulated unrealized net losses on forward contracts and interest rate swap agreements accounted for as cash flow hedges.

SFAS No. 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the three months ended September 30, 2001 and 2000, the Company recognized non-cash charges of $9,602 and $1,265, respectively, from the change in the fair value of these interest rate swap agreements.

The fair value estimates are based on information available to management at September 30, 2001, and were determined using quoted market prices when available.

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

DIMON Incorporated and Subsidiaries

7.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company will adopt this new accounting standard on July 1, 2002. The Company believes the adoption of SFAS No. 144 will not have a material impact on its financial statements.

8.

SUBSEQUENT EVENT - ISSUANCE OF SENIOR NOTES AND NEW BANK CREDIT FACILITY

On October 30, 2001, the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933. The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006. The proceeds from the new Note issuance were used to repay certain existing indebtedness of the Company, including all amounts drawn under the Company's $250 million syndicated credit facility.

Concurrent with the completion of the Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears. The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative will qualify for hedge accounting treatment.

On October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks. The new syndicated bank credit facility replaces the existing $250 million two-year facility, which was scheduled to expire June 27, 2002.

DIMON Incorporated and Subsidiaries

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The purchasing and processing activities of the Company's tobacco business are seasonal. The Company's need for working capital fluctuates and, at any of several seasonal peaks, the Company's outstanding indebtedness may be significantly greater or less than at year end. The Company historically has needed working capital in excess of cash flow from operations to finance inventory and accounts receivable. The Company also prefinances tobacco crops in certain foreign countries by making advances of crop materials and cash to farmers prior to and during the growing season. The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations, debt securities and equity and equity-linked securities.

Working capital at September 30, 2001, was $191 million compared to $173 million at June 30, 2001. The increase in working capital was the result of an increase in current assets of $118 million, net of a $100 million increase in current liabilities. The increase in current assets is primarily from the seasonal increase of tobacco inventories. Tobacco inventories increased significantly during the quarter in the United States and Zimbabwe, while inventories in Brazil and other South American origins decreased during the quarter. The current quarter net inventory increase was financed primarily with the combined increases in short-term notes payable and customer advances.

At September 30, 2001, the Company had seasonally adjusted lines of credit of $540.6 million, with $258.4 million in borrowings with a weighted average interest rate of 6.3%. At September 30, 2001, unused lines of credit amounted to $221.2 million. Total maximum outstanding borrowings, excluding the long-term credit agreements, during the three months ended September 30, 2001 were $376.9 million. At September 30, 2001, the Company had $30.1 million of letters of credit outstanding and an additional $30.9 million of letters of credit lines available.

In October 2001 the Company commenced a strategic refinancing that expanded the Company's sources and available amounts of liquidity, extended the average maturity of its debt portfolio from 3.2 years to 6.4 years, and significantly reduced the Company's dependence on short-term uncommitted debt facilities.

On October 30, 2001 the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933. The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006. The proceeds from the new Note issuance were used to repay certain existing indebtedness of the Company, including all amounts drawn under the Company's $250 million syndicated credit facility.

Concurrent with the completion of the Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears. The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes. In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative will qualify for hedge accounting treatment.

In addition, on October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks. The Company reduced the size of the syndicated facility upon the successful execution of the Notes issuance. The new syndicated bank credit facility replaces the existing $250 million two-year facility, which was scheduled to expire June 27, 2002. The financial covenants and other terms and conditions of the new facility are substantially similar to those of the $250 million facility. The new credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The new credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company's published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

primary advance rate is the agent bank's base lending rate (6.00% at September 30, 2001). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds. Based on forecast working capital needs, the Company does not anticipate making significant draws on this facility in the near term.

Management believes that the liquidity and capital resources of the Company at September 30, 2001, enhanced by the strategic refinancing discussed above, remain adequate to support the Company's foreseeable operating needs.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000:

The Company's sales and other operating revenues were $289 million, an increase of 45% or $90 million from $199 million in 2000. The increase is primarily due to increased quantities of U.S. and South American grown tobacco, offset partially by lower average prices of foreign grown tobacco. Higher quantities of Brazil and Argentine tobacco were the result of shipments carried over from the previous quarter as well as shipments that would normally have taken place in later periods. Increased quantities of U.S. grown tobacco relate partially to sales of prior year crop tobacco and partially to timing of shipments of current crop tobacco. Lower average prices of foreign grown tobacco relate primarily to Brazil and various countries in Africa and Asia partially offset by higher prices in Argentina.

The cost of goods and expenses increased $76 million or 41% from $186 million in 2000 to $262 million in 2001. The increase relates primarily to the increased sales in South America and North America. Gross margin as a percentage of sales remained relatively stable at from 18.2% in 2001 compared to 18.5% in 2000. Selling, administrative and general expenses increased $2 million from 2000. Approximately 56% of the increase in selling, administrative and general expenses is related to matching accruals of incentive compensation plan awards with operating results.

Interest expense decreased $3 million or 21% from $14 million in 2000 to $11 million in 2001. This decrease is attributable to lower average borrowings as well as lower average interest rates.

The Company recognized non-cash charges of $10 million in the first quarter of fiscal 2001 and $1 million in the first quarter of fiscal 2000 related to the changes in fair value of interest rate swap instruments. Also, see the section on 'Derivative Financial Instruments' in Note 6 of the Notes to Consolidated Financial Statements.

The effective tax rate was 27% in 2001 and 23% in 2000. Changes in tax rates are related to the distribution of taxable income among various taxing jurisdictions.

DIMON Incorporated and Subsidiaries

OUTLOOK AND OTHER INFORMATION:

The Company believes that the global market for tobacco leaf is improving as cigarette sales recover in many areas and the raw material inventories held by its customers continue to trend toward equilibrium with production forecasts. However, Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy. If the current political situation continues, the Company could experience disruptions and delays associated with Zimbabwe operations. The Company also continues to monitor the situation in the United States, which includes declining crop sizes and the shift from auction system to direct contract buying with tobacco farmers. The Company has proactively adjusted its production capacity in the United States to promote efficient asset utilization at the current crop size and believes that it has the ability, if required, to further scale down its capacity without significant restructuring. Reduced quantities of United States grown tobacco can be readily sourced from international origins, although factors such as the timing of shipments may cause increased volatility in earnings and make the comparison of quarterly financial results more difficult.

The Company was well prepared to participate in current year direct contract buying with tobacco farmers in the United States and does not expect any material economic effect from the shift from the auction system to direct contract buying. Traditionally in the United States, the Company has taken ownership of all green tobaccos purchased, then processed and resold that tobacco to its customers. Concurrent with the shift from an auction system to a direct contract buying system in the United States, beginning with the fiscal 2001 U.S. burley crop, certain major U.S. customers have begun purchasing green tobacco directly from the growers. Although the Company expects that the tobacco purchased directly from growers by customers will continue to be processed in its U.S. facilities, the Company may no longer take ownership of that tobacco and may no longer record revenues associated with its resale. With the shift to direct contract buying, sales and other operating revenues is estimated to decrease $180 million to $200 million in fiscal year 2002 from fiscal year 2001. The Company expects to continue to earn and record service revenues for the processing of all such tobaccos for its customers. The Company does not expect that gross profit will be materially affected by the shift to direct contract buying by its customers, although sales revenues will be reduced and profit margin will improve. In addition, although the Company expects to purchase the majority of the fiscal 2002 flue-cured and burley crop requirements through direct contract buying, it will still need to maintain buying personnel in the residual auction markets, which could affect its ability to manage costs.

See "Factors That May Affect Future Results," below, for important warnings about the forward-looking statements included in this section.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

The September 11, 2001 terrorist attacks on the United States may have unpredictable adverse effects on global economic conditions, the financial markets and the Company's business and results of operations. The terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C., have caused uncertainty and volatility in the U.S. and international economies and financial markets, and coincided with an overall weakening of economic conditions. In addition, there can be no assurance that there will not be further terrorists attacks against the United States or U.S. businesses operating abroad. The Company cannot predict what effect these events, including the retaliatory measures that have been taken, and those that may be taken in the future, may have on global economic conditions, the financial markets, or on its business and results of operations.

Readers are cautioned that the statements contained herein regarding expectations for the Company's performance are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company's expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for the Company's tobacco products, and the impact of regulation and litigation on the Company's customers. A further list and description of these risks, uncertainties and other factors can be found in the Company's Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and other filings with the Securities and Exchange Commission. The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

DIMON Incorporated and Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The Company uses forward contracts to mitigate exposure to changes in foreign currency exchange rates on forecasted transactions. Generally, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on the consolidated statement of earnings. The Company has traditionally used interest rate swaps to mitigate its exposure to changes in interest rates related to certain debt agreements. The swaps convert floating-rate debt to fixed-rate debt and fixed rate debt to floating-rate debt. Interest rate swaps, to the extent they are effective hedges, are accounted for as cash flow hedges, with the changes in the fair values of these instruments being recorded in accumulated other comprehensive income net of deferred taxes. Changes in the fair values of derivatives not qualifying as hedges are reported in income. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. Swap instruments, entered into by the Company, prior to the adoption of SFAS No. 133, which do not qualify as hedges, have created and may continue to create volatility in reported earnings.

The Company plans to continue the practice of economically hedging various components of its debt. However, wherever practical, it is the Company's intent that future interest rate swap transactions will match the notional amounts, maturities, and payment dates of the derivative financial instrument with those of the underlying debt in order to qualify for hedge accounting treatment under SFAS No. 133.

Also, see the section on 'Derivative Financial Instruments' in Note 6 and Note 8 of the Notes to Consolidated Financial Statements.

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

DIMON Incorporated and Subsidiaries

Part II. Other Information (Continued)

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
	4.1	Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee.
4.2

Registration Rights Agreement, dated October 30, 2001, by and among DIMON Incorporated, First Union Capital Markets, Inc., Deutsche Banc Alex. Brown Inc., ING Barings Limited, acting as agent for ING Bank N.V., and SunTrust Capital Markets, Inc.

10.1

Credit Agreement dated as of October 31, 2001, among the Company, the lenders named therein, First Union National Bank as Lender and Administrative Agent and Deutsche Bank AG - Amsterdam Branch, ING Bank - London Branch, Natexis Banque Populaires and SunTrust Bank.

(b)	Current Reports on Form 8-K Report on Form 8-K filed on October 15, 2001. Report on Form 8-K filed on October 30, 2001.

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
______________________________________________________
Date: November 6, 2001	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

EXHIBIT INDEX

Exhibits		Page No.

4.1	Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee.	18 - 102

4.2

Registration Rights Agreement, dated October 30, 2001, by and among DIMON Incorporated, First Union Capital Markets, Inc., Deutsche Banc Alex. Brown Inc., ING Barings Limited, acting as agent for ING Bank N.V., and SunTrust Capital Markets, Inc.

103 - 122

10.1

Credit Agreement dated as of October 31, 2001, among the Company, the lenders named therein, First Union National Bank as Lender and Administrative Agent and Deutsche Bank AG - Amsterdam Branch, ING Bank - London Branch, Natexis Banque Populaires and SunTrust Bank.

123 - 215

