Form 10-Q
period 2001-12-31
DIMON INC
filed 2002-02-06
CIK 939930

Page 1 of 17

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2001

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	February 6, 2002
NO par value	44,640,004

DIMON Incorporated and Subsidiaries

INDEX

			Page No.

Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - December 31, 2001 and
		June 30, 2001......………………………………………………………	3 - 4

		Statement of Consolidated Income – Three Months and
		Six Months Ended December 31, 2001 and 2000..................................…	5

		Statement of Consolidated Cash Flows – Six
		Months Ended December 31, 2001 and 2000...................…..........…………	6

		Notes to Consolidated Financial Statements………………….…………	7 - 10

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations………………………..	11 - 14

	Item 3.	Quantitative and Qualitative Disclosures about
		Market Risk……………………………………………………………….	15

Part II.	Other Information

	Item 1.	Legal Proceedings…………………………………………………………	15

	Item 6.	Exhibits and Reports on Form 8-K……………………………………….	16

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	December 31 2001 (Unaudited)	June 30 2001
(in thousands)	___________________________________________
ASSETS
Current assets
Cash and cash equivalents....................................................................	$ 81,490	$ 14,594
Notes receivable...................................................................................	5,916	4,991
Trade receivables, net of allowances....................................................	189,834	177,733
Inventories:
Tobacco.............................................................................................	391,728	398,236
Other..............................................................................................…	14,256	18,354
Advances on purchases of tobacco..................................................….	49,546	40,810
Current deferred and recoverable income taxes..............................….	10,272	4,816
Prepaid expenses and other assets....................................................…	10,137	13,745
	___________________________________________
Total current assets...........................................................................	753,179	673,279
	___________________________________________

Investments and other assets
Equity in net assets of investee companies...........................................	1,584	2,358
Other investments.................................................................................	1,714	2,970
Notes receivable...................................................................................	5,390	8,795
Other.....................................................................................................	24,681	24,613
	___________________________________________
	33,369	38,736
	___________________________________________

Intangible assets
Excess of cost over related net assets of
businesses acquired...........................................................................	155,494	158,945
Production and supply contracts...........................................................	5,927	7,085
Pension asset........................................................................................	938	938
	___________________________________________
	162,359	166,968
	___________________________________________

Property, plant and equipment
Land.......................................................................................................	18,149	19,127
Buildings................................................................................................	177,784	181,641
Machinery and equipment.....................................................................	210,602	208,618
Allowances for depreciation..................................................................	(142,030)	(139,078)
	___________________________________________
	264,505	270,308
	___________________________________________

Deferred taxes and other deferred charges...........................................…	44,134	32,798
	___________________________________________
	$1,257,546	$1,182,089
	===========================================
See notes to consolidated financial statements
-3-

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

			December 31 2001 (Unaudited)	June 30 2001
(in thousands)			______________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks……………………………………………….			$ 179,670	$ 205,823
Accounts payable:
Trade……………………………………………………………….			42,031	51,511
Officers and employees……………………………………………			7,583	10,030
Other……………………………………………………………….			8,136	7,802
Advances from customers……………………………………………			87,026	72,612
Accrued expenses……………………………………………………			24,278	22,306
Income taxes…………………………………………………………			10,831	8,325
Long-term debt current………………………………………………			1,903	122,007
			______________________________________
Total current liabilities………………………………………….…			361,458	500,416
			______________________________________
Long-term debt
Revolving Credit Notes and Other……………………………………			7,873	3,641
Convertible Subordinated Debentures..………………………………			73,328	73,328
Senior Notes………………………………………………………….			325,000	125,000
			______________________________________
			406,201	201,969
			______________________________________
Deferred credits
Income taxes………………………………………………………….			6,675	6,380
Compensation and other benefits…………………………………….			72,071	60,825
			______________________________________
			78,746	67,205
			______________________________________
Minority interest in subsidiaries……………………….……………….			820	960
			______________________________________

Commitments and contingencies..……………………………………..			-	-
			______________________________________
Stockholders' equity
Preferred Stock--no par value:	Dec. 31	Jun. 30
Authorized shares………...…….…	10,000	10,000
Issued shares………………….…..	-	-	-	-
Common Stock--no par value:	Dec. 31	Jun. 30
Authorized shares…………………	125,000	125,000
Issued shares…………….….…….	44,640	44,575	182,768	182,284

Retained earnings…………………………………………………….			251,256	245,601
Accumulated other comprehensive loss……………………………...			(23,703)	(16,346)
			______________________________________
			410,321	411,539
			______________________________________
			$1,257,546	$1,182,089
			======================================
See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months and Six Months Ended December 31, 2001 and 2000
(Unaudited)

	Second Quarter				First Six Months
	_____________________________________________________________
(in thousands, except per share amounts)	2002		2001		2002		2001
	_____________________________________________________________
Sales and other operating revenues…………………………	$376,363		$512,172		$665,084		$711,073
Cost of goods and services sold…………………………….	328,767		458,974		564,876		621,045
	_____________________________________________________________
Gross profit………………………………............................	47,596		53,198		100,208		90,028
Selling, administrative and general expenses……………….	27,034		26,234		53,225		50,088
Restructuring recovery………………………………………	-		(367)		-		(605)
	_____________________________________________________________
Operating income………………………..................……….	20,562		27,331		46,983		40,545
Interest expense………………………………..................…	12,400		14,846		23,729		29,278
Current (recovery) charge derivative financial instruments...	(382)		737		9,220		2,002
	_____________________________________________________________
Income before income taxes and equity
in net loss of investee companies…………….…………..	8,544		11,748		14,034		9,265
Income tax expense………………………………………….	2,311		2,980		3,770		2,409
	_____________________________________________________________
Income before equity in net
loss of investee companies……………………………….	6,233		8,768		10,264		6,856
Equity in net loss of investee
companies, net of income taxes………………………….	(32)		(47)		(145)		(117)
	_____________________________________________________________
Income before cumulative effect
of accounting changes…………………………………...	6,201		8,721		10,119		6,739
Cumulative effect of accounting changes,
net of income taxes:
Reporting period of subsidiaries…………………………	-		-		-		284
Derivative financial instruments…………………………	-		-		-		(387)
	_____________________________________________________________
Net Income……………………………….......……….…….	$ 6,201		$ 8,721		$ 10,119		$ 6,636
	=============================================================
Basic Income Per Share
Income before cumulative effect of
accounting changes……………………………….….	$.14		$.20		$.23		$.15
Cumulative effect of accounting changes,
net of tax………………………………………….….	-		-		-		-
	_____________________________________________________________
Net Income……………………………............…………..	$.14		$.20		$.23		$.15
	=============================================================
Diluted Income Per Share
Income before cumulative effect of
accounting changes…………………………………...	$.14		$.20		$.22		$.15
Cumulative effect of accounting changes, net of tax…….	-		-		-		-
	_____________________________________________________________
Net Income……………………………….............…………	$.14	*	$.20	*	$.22	*	$.15	*
	=============================================================
Average number of shares outstanding:
Basic………………………………...........................…..	44,525		44,525		44,525		44,525
Diluted……………………………….........................….	44,987	*	44,682	*	45,041	*	44,616	*
Cash dividends per share………………………………......	$.05		$.05		$.10		$.10
	=============================================================
See notes to consolidated financial statements

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
-5-

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Six Months Ended December 31, 2001 and 2000 (Unaudited)

	December 31 2001	December 31 2000
(in thousands)	____________________________________________
Operating activities
Net Income………………………………………………………………	$ 10,119	$ 6,636
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization………………………………….…….	20,636	20,575
Deferred items………………………...............................……………	(1,658)	(1,002)
Loss on foreign currency transactions...............................……………	4,548	784
Changes in operating assets and liabilities…………….….............…..	(10,963)	6,873
	____________________________________________
Net cash provided by operating activities………………………….…	22,682	33,866
	____________________________________________

Investing activities
Purchase of property and equipment…………………………................	(13,774)	(9,236)
Proceeds from sale of property and equipment…………………………	3,128	1,571
Net payments from notes receivable……………………………………	2,411	1,038
Receipts (payments) for other investments and other assets……………	1,469	(8,991)
	____________________________________________
Net cash used by investing activities…….....................………………..	(6,766)	(15,618)
	____________________________________________

Financing activities
Net change in short-term borrowings………………………….........….	(28,338)	30,200
Proceeds from long-term borrowings………………………….............	265,639	74,870
Repayment of long-term borrowings…………………………..............	(182,762)	(133,327)
Cash dividends paid to DIMON Incorporated stockholders……………	(4,464)	(4,461)
	____________________________________________
Net cash provided (used) by financing activities……………………….	50,075	(32,718)
	____________________________________________

Effect of exchange rate changes on cash………………………….............	905	283
	____________________________________________

Increase (decrease) in cash and cash equivalents…………………………	66,896	(14,187)
Cash and cash equivalents at beginning of year……………………….….	14,594	27,249
	____________________________________________

Cash and cash equivalents at end of period………………………….....	$ 81,490	$ 13,062
	============================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.

BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.  The Company's operations are seasonal. Therefore, the results of operations for the six months ended December 31, 2001 are not necessarily indicative of the results to be expected for the full year.

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

	The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:
		Second Quarter			First Six Months
		____________________________________________________________
	(in thousands)	2002		2001	2002	2001
		____________________________________________________________
	Shares
	Weighted average number of common shares outstanding…	44,525		44,525	44,525	44,525
	Restricted shares issued and shares applicable to stock
	options, net of shares assumed to be purchased from
	proceeds at average market price…….…………………...	462		157	516	91
	Assuming conversion of 6.25% Convertible Debentures at
	beginning of period………………………………………..	-	*	- *	- *	-	*

	Average Diluted Shares Outstanding...…....………………..	44,987	*	44,682 *	45,041 *	44,616	*
		===========================================================
*	The incremental shares from the assumed conversion of the 6.25% Convertible Debentures are not included in computing the diluted per share amounts because the inclusion would be antidilutive.
3.	COMPREHENSIVE INCOME The components of comprehensive income were as follows:
		Three Months Ended			Six Months Ended
		December 31			December 31
		____________________________________________________________
	(in thousands)	2001		2000	2001	2000
		____________________________________________________________
	Net income………………….………………………………….	$6,201		$8,721	$10,119	$6,636
	(Decrease) increase in equity currency conversions…………...	(602)		566	(317)	(50)
	Cumulative effect of change in accounting
	for derivative financial instruments………………………….	-		-	-	100
	Decrease in derivative financial instruments…………………..	(6,452)		(353)	(7,040)	(459)
		____________________________________________________________
	Total Comprehensive (Loss) Income……………………….….	$ (853)		$8,934	$ 2,762	$6,227
		===========================================================

DIMON Incorporated and Subsidiaries

4.

RESTRUCTURING

In 1995, the Company commenced various activities to restructure its worldwide operations with additional charges incurred during fiscal years 1996 and 1997.  The reserve balance at June 30, 2001, which relates to employee separations was $5,216.  Remaining cash outlays at June 30, 2001 are expected to total $3,470, of which approximately $700 will be expended in fiscal year 2002 and $394 was paid out during the six months ended December 31, 2001.  Remaining amounts of the reserve relate primarily to the pension plan charge and other deferred compensation, which will be reduced as required for funding appropriate pension and other payments in future years.

5.

CONTINGENCIES

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ended 1988 through 1992.  The current proposed adjustments claim additional tax, including penalties and interest through December 31, 2001, of approximately $5,619, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues.  During the fiscal year ended June 30, 2001, the Company had $1,213 of assessments reversed in its favor.  Additionally, the Company settled $2,700 by entering the REFIS (tax recovery program) in March 2001.

On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company’s recalculation of monetary correction as allowed under Law 8200.  The approximate current proposed adjustment claims additional tax, including penalties and interest, through December 31, 2001, of $6,513, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues.

The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously.  The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

On December 20, 2000, the plaintiffs in Deloach, et al. v. Philip Morris Companies Inc., et al., following the transfer of the suit from the United States District Court for the District of Columbia to the United States District Court for the Middle District of North Carolina, Greensboro Division (Case No. 00-CV-1235) (the “Deloach Suit”) filed a motion for leave to file a third amended complaint adding the Company and other leaf tobacco merchants as defendants. On February 20, 2001, the court granted the motion for leave to amend and added the Company and other leaf tobacco merchants as defendants. The Company joined in a motion to dismiss the complaint filed by all defendants, and that motion has been denied.

The Deloach Suit is a purported class action brought on behalf of U.S. tobacco growers and quota holders that alleges that the defendants violated antitrust laws by bid-rigging at tobacco auctions and by conspiring to undermine the tobacco quota and price support program administered by the federal government. The plaintiffs seek injunctive relief, trebled damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees and costs of litigation. The court has stayed discovery on the merits of the case, pending disposition of the plaintiffs’ motion for class certification. The Company and the other defendants are opposing class certification and will otherwise vigorously defend the suit. This suit is still in its initial stages, and at this time, the Company cannot estimate the amount or range of loss that could result if the suit is resolved in a manner unfavorable to the Company.

The Competition Directorate of the European Commission is conducting an administrative investigation of certain buying practices alleged to have occurred within the leaf tobacco industry in Spain.  We cannot determine at this point whether the activities of the industry in Spain, including those of our Spanish

DIMON Incorporated and Subsidiaries

5.

CONTINGENCIES (Continued)

subsidiary, Agroexpansion, which the Company acquired in November of 1997, constitute violations of EU law that would give rise to material liabilities.  The investigation is in its preliminary stages and the Company's subsidiary is cooperating fully.  The Company understands that the Competition Directorate has requested information from the associations in Italy which separately represent tobacco growers and processors regarding buying practices  in Italy. If the Competition Directorate was to determine that the industry, including our subsidiaries in Spain or Italy, have violated applicable law, the Commission could assess material penalties on all participating members of the industry.

Currently, the Company does not expect any significant impact on fiscal year 2002 earnings due to the political situation in Zimbabwe. However, if the political situation was to significantly deteriorate, the Company's ability to recover its assets there could be impaired.

6.

CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES

Reporting Period of Subsidiaries

Effective July 1, 2000, four of the Company’s European subsidiaries changed their fiscal year end from March 31 to June 30.  More efficient financial reporting routines allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in its consolidated financial statements.  For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 was recognized as the cumulative effect of an accounting change.  The Company has two remaining subsidiaries with fiscal year ends of March 31 and May 31.

Derivative Financial Instruments

Effective July 1, 2000, the Company adopted Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities." In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect loss adjustment of $100, net of applicable taxes of $37, in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments. Also, in accordance with the transition provisions, the Company recorded as the cumulative effect of an accounting change a $387 loss, net of applicable taxes of $191, in the statement of operations, for the unrealized fair market value depreciation of certain interest rate swap instruments not designated as hedges.

For the three months ended December 31, 2001 and 2000 accumulated other comprehensive income decreased by $6,452 (net of deferred taxes of $3,476) and $353 ( net of deferred taxes of $189), respectively, related specifically to accumulated unrealized net losses on forward contracts and interest rate swap agreements accounted for as cash flow hedges.  During the six months ended December 31, 2001 and 2000 accumulated other comprehensive income decreased by $7,040 ( net of deferred taxes of $3,756) and $359 (net of deferred taxes of $192), respectively, related specifically to accumulated unrealized net losses on forward contracts and interest rate swap agreements accounted for as cash flow hedges.

SFAS No. 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the three months ended December 31, 2001 and 2000, the Company recognized non-cash (recoveries) charges of $(382) and $737, respectively, from the change in the fair value of these interest rate swap agreements.  During the six months ended December 31, 2001 and 2000, the Company recognized non-cash charges of $9,220 and $2,002, respectively, from the change in the fair value of these interest rate swap agreements.

The fair value estimates are based on information available to management at December 31, 2001, and were determined using quoted market prices when available.

DIMON Incorporated and Subsidiaries

7.

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

Concurrent with the completion of the Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears. The rate at December 31, 2001 was 6.1%. The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative qualifies for hedge accounting treatment.

In January 2002 the Company completed its offer to exchange its 9 5/8% Senior Notes due 2011, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its original unregistered 9 5/8% Senior Notes due 2011. The exchange offer expired on Tuesday, January 22, 2002. The Company has accepted tender of unregistered notes from 100% of the holders of the $200 million outstanding principal amount.

In addition, on October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks. The Company reduced the size of the syndicated facility upon the successful execution of the Notes issuance.  The new syndicated bank credit facility replaced a $250 million two-year facility, which was scheduled to expire June 27, 2002. The financial covenants and other terms and conditions of the new facility are substantially similar to those of the $250 million facility.  The new credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The new credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.75% at December 31, 2001). The Company pays a commitment fee of 1% per annum on any unused portion of the facility.

8.

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

DIMON Incorporated and Subsidiaries

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The purchasing and processing activities of the Company’s tobacco business are seasonal.  The Company’s need for working capital fluctuates and, at any of several seasonal peaks, the Company’s outstanding indebtedness may be significantly greater or less than at year end.  The Company historically has needed working capital in excess of cash flow from operations to finance inventory and accounts receivable.  The Company also prefinances tobacco crops in certain foreign countries by making advances of  crop materials and cash to farmers prior to and during the growing season. The Company has historically financed its operations through a combination of short-term lines of credit, customer advances, cash from operations, debt securities and equity and equity-linked securities.

Working capital at December 31, 2001, was $392 million compared to $173 million at June 30, 2001. The increase in working capital was the result of an increase in current assets of $80 million and a decrease of $139 million in current liabilities. The increase in current assets is primarily a result of increased cash and trade receivables. The decrease in current liabilities is primarily a result of decreases in the current portion of long-term debt and notes payable to banks. The temporary accumulation of cash and the decreases in the current portion of long-term debt and notes payable to banks correlate to the $200 million current quarter increase in senior note long-term debt which is described below.

At December 31, 2001, the Company had seasonally adjusted lines of credit of $446.3 million, with $179.7 million in borrowings with a weighted average interest rate of 5.7%.  At December 31, 2001, unused lines of credit amounted to $206.1 million.  Total maximum outstanding borrowings, excluding the long-term credit agreements, during the six months ended December 31, 2001 were $376.9 million.  At December 31, 2001, the Company had $52.5 million of letters of credit outstanding and an additional $8.0 million of letters of credit lines available.

In October 2001 the Company commenced a strategic refinancing that expanded the Company’s sources and available amounts of liquidity, extended the average maturity of its debt portfolio from 3.2 years to 6.4 years, and significantly reduced the Company’s dependence on short-term uncommitted debt facilities.

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

Concurrent with the completion of the Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The rate at December 31, 2001 was 6.1%.  The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative qualifies for hedge accounting treatment.

In January 2002 the Company completed its offer to exchange its 9 5/8% Senior Notes due 2011, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its original unregistered 9 5/8% Senior Notes due 2011. The exchange offer expired on Tuesday, January 22, 2002. The Company has accepted tender of unregistered notes from 100% of the holders of the $200 million outstanding principal amount.

In addition, on October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks. The Company reduced the size of the syndicated facility upon the successful execution of the Notes issuance.  The new syndicated bank credit facility replaced a $250 million two-year facility, which was scheduled to expire June 27, 2002. The financial covenants and other terms and conditions of the new facility are substantially similar to those of the $250 million facility.  The new credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The new credit facility's initial term expires on

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.75% at December 31, 2001). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds. Based on forecast working capital needs, the Company does not anticipate making significant draws on this facility in the near term.

Management believes that the liquidity and capital resources of the Company at December 31, 2001, enhanced by the strategic refinancing discussed above, remain adequate to support the Company's foreseeable operating needs.

RESULTS OF OPERATIONS:

Historically in the United States, the Company has taken ownership of all green tobaccos purchased, then processed and resold that tobacco to its customers. Concurrent with the shift from an auction system to a direct contract buying system in the United States, beginning with the fiscal 2001 U.S. burley crop, certain major U.S. customers began purchasing green tobacco directly from the growers. In fiscal 2002, the Company has continued to process these customers' flue-cured and burley crop tobaccos in its U.S. facilities. As the Company no longer takes ownership of these tobaccos, it no longer records the tobacco component of either the revenue associated with its resale or the cost of its purchase. The absolute value of the Company's gross profit has not been materially affected by the shift to direct contract buying although sales revenues have been reduced and the gross margin percentage has increased. As a result of the significance of the U.S. market change, the Company's consolidated sales and other operating revenues, cost of sales and gross margin percentages are not comparable between fiscal 2002 and prior fiscal years.

Three months ended December 31, 2001 compared to three months ended December 31, 2000:

The Company’s sales and other operating revenues were $376 million, a decrease of 26.5% or $136 million from $512 million in 2000.  The shift from auction buying to direct contract buying in the United States was the most significant impact to the Company's decreased sales and other operating revenues. Additionally, lower prices and quantities of foreign grown tobacco, as well as higher quantities of South American and U.S. current crop tobaccos shipped in the previous quarter, contributed to the sales and other operating revenues decrease.  Foreign tobacco quantities were lower in Asia, Europe and South America, partially offset by higher quantities from Africa.  Prices of  foreign tobacco were lower primarily due to shipments of lower priced Brazilian and Argentine products in the current quarter.

The cost of sales and expenses decreased $129 million or 26.6% from $485 million in 2000 to $356 million in 2001. Gross margin as a percentage of sales increased from 10.4% in 2000 to 12.6% in 2001.  As noted above, fiscal 2001 and 2002 cost of sales and gross margin percentages are not comparable to prior fiscal years due to the shift from auction buying to direct contract buying in the United States.

Gross margin decreased by $5.6 million from $53.2 million in 2000 to $47.6 million in 2001.  The decrease in gross margin is primarily attributable to the impact of exchange rate variations increasing the cost of African tobacco, and was offset partially by the impact of shipments of higher margin products from South America. As a result of the current economic situation in Argentina, the Company recognized a $2.7 million charge primarily in connection with losses due to the devaluation of the Argentine peso as of December 31, 2001. Partially offsetting this charge were gains of $1.7 million from the sale of unutilized Zimbabwe fixed assets.

Interest expense decreased $2.4 million or 16.5% from 2000 to 2001. The decrease in interest expense is due to decreases in average rates as well as lower average borrowings.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three months ended December 31, 2001 compared to three months ended December 31, 2000: (Continued)

The Company recognized non-cash charges of $.7 million in 2000 compared to a reversal of charges of $.4 million in 2001 related to changes in the fair market value of interest rate swap instruments.  Also, see “Derivative Financial Instruments” in note 6 of the Notes to Consolidated Financial statements.

The effective tax rate was 27% in 2001 and 25% in 2000. Changes in tax rates relate to the distribution of taxable income among various taxing jurisdictions.

Six months ended December 31, 2001 compared to six months ended December 31, 2000:

Net sales and other operating revenues were $665 million, a decrease of $46 million or 6.5% from $711 million in 2000.  The shift from auction buying to direct contract buying in the United States was the most significant impact to the Company's decreased sales and other operating revenues.  This decrease is offset partially by greater quantities of foreign grown tobacco as well as additional sales of both prior crop and current crop U.S. tobacco.  Increases in quantities of foreign grown tobacco are primarily due to sales of prior year crop tobacco from Brazil and Argentina as well as increases in quantities from the current African crop.

The costs of sales and expenses decreased $53 million or 7.9% from $671 million in 2000 to $618 million in 2001.  Gross margin as a percentage of sales increased from 12.7% in 2000 to 15.1% in 2001.  As noted above, fiscal 2002 cost of sales and gross margin percentages are not comparable to prior fiscal years due to the shift from auction buying to direct contract buying in the United States.

Gross margin increased by $10.2 million from $90.0 million in 2000 to $100.2 million in 2001.  Gross margin increased primarily due to shipments from Brazil and Argentina carried over from the previous year partially offset by declines in Africa due to the impact of exchange rate variations on the cost of tobacco.  Gross margin is also higher due to earlier shipments of U.S. tobacco in 2001 compared to 2000.  As a result of the current economic situation in Argentina, the Company recognized a $2.7 million charge primarily in connection with losses due to the devaluation of the Argentine peso as of December 31, 2001. Partially offsetting this charge were gains of $1.7 million from the sale of unutilized Zimbabwe fixed assets.  Selling, administrative and general expenses increased $3.1 million from 2000 to 2001.  Approximately 40% of the increase in selling, administrative and general expenses relates to matching accruals of incentive compensation awards with operating results.

Interest expense decreased $5.5 million from $29.3 million in 2000 to $23.7 million in 2001 this decrease is due to lower average rates as well as lower average borrowings.

The Company recognized non-cash charges related to changes in the fair value of interest rate swap instruments of $9.2 million in 2001 compared to $2.0 million in 2000.  Also, see “Derivative Financial Instruments” in Note 6 of the Notes to Consolidated Financial Statements.

The effective tax rate was 27% for the six months ended December 31, 2001 compared to 26% for the same period in 2000.  Changes in tax rates are related to the distribution of taxable income among various taxing jurisdictions.

OUTLOOK AND OTHER INFORMATION:

The Company believes that the global market for tobacco leaf is improving as cigarette sales recover in many areas and the raw material inventories held by its customers continue to trend toward equilibrium with production forecasts.  However, the political and economic situations in both Zimbabwe and Argentina as well as uncertain crop sizes and the shift from auction system to direct contract buying with tobacco farmers in the United States present uncertainties that may adversely impact future results.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation was to significantly deteriorate, the Company's ability to recover its assets there could be impaired.

DIMON Incorporated and Subsidiaries

OUTLOOK AND OTHER INFORMATION: (Continued)

Argentina is in a period of political and economic uncertainty.  The Company does not own any processing assets there and does not foresee any additional material effects on its operations.  However, the Company does continue to closely monitor events associated with the instability in Argentina and their possible impact on future results.

The Company also continues to monitor the situation in the United States, including the shift from auction system to direct contract buying with tobacco farmers.  The Company has proactively adjusted its production capacity in the United States to promote efficient asset utilization at the current crop size and believes that it has the ability, if required, to further scale down its capacity without significant restructuring.  Reduced quantities of U.S. grown tobacco can be readily sourced from international origins, although factors such as the timing of shipments may cause increased volatility in earnings and make the comparison of quarterly financial results more difficult.

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

See “Factors That May Affect Future Results,” below, for important warnings about the forward-looking statements included in this section.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

The September 11, 2001 terrorist attacks on the United States and the continuing international war on terrorism may have unpredictable adverse effects on global economic conditions, the financial markets and the Company’s business and results of operations.  The terrorists’ attacks on the World Trade Center in New York and the Pentagon in Washington, D.C., and the continuing international war on terrorism have caused uncertainty and volatility in the U.S. and international economies and financial markets, and coincided with an overall weakening of economic conditions. In addition, there can be no assurance that there will not be further terrorists’ attacks against the United States or U.S. businesses operating abroad.  The Company cannot predict what effect these events, including the retaliatory measures that have been taken, and those that may be taken in the future, may have on global economic conditions, the financial markets, or on its business and results of operations.

Readers are cautioned that the statements contained herein regarding expectations for the Company's performance are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company’s expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for the Company’s tobacco products, and the impact of regulation and litigation on the Company’s customers.  A further list and description of these risks, uncertainties and other factors can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2001 and other filings with the Securities and Exchange Commission.  The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

DIMON Incorporated and Subsidiaries

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The Company uses forward contracts to mitigate exposure to changes in foreign currency exchange rates on forecasted transactions. Generally, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income net of deferred taxes until the underlying hedge transactions are reported on the consolidated statement of earnings. The Company has traditionally used interest rate swaps to mitigate its exposure to changes in interest rates related to certain debt agreements. The swaps convert floating-rate debt to fixed-rate debt and fixed rate debt to floating-rate debt.  Interest rate swaps, to the extent they are effective hedges, are accounted for as cash flow hedges, with the changes in the fair values of these instruments being recorded in accumulated other comprehensive income net of deferred taxes. Changes in the fair values of derivatives not qualifying as hedges are reported in income. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. Swap instruments, entered into by the Company, prior to the adoption of SFAS No. 133, which do not qualify as hedges, have created and may continue to create volatility in reported earnings.

The Company plans to continue the practice of economically hedging various components of its debt.  However, wherever practical, it is the Company’s intent that future interest rate swap transactions will match the notional amounts, maturities, and payment dates of the derivative financial instrument with those of the underlying debt in order to qualify for hedge accounting treatment under SFAS No. 133.

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

The Competition Directorate of the European Commission is conducting an administrative investigation of certain buying practices alleged to have occurred within the leaf tobacco industry in Spain.  We cannot determine at this point whether the activities of the industry in Spain, including those of our Spanish subsidiary, Agroexpansion, which the Company acquired in November of 1997, constitute violations of EU law that would give rise to material liabilities.  The investigation is in its preliminary stages and the Company's subsidiary is cooperating fully.  The Company understands that the Competition Directorate has requested information from the associations in Italy which separately represent tobacco growers and processors regarding buying practices  in Italy. If the Competition Directorate was to determine that the industry, including our subsidiaries in Spain or Italy, have violated applicable law, the Commission could assess material penalties on all participating members of the industry.

DIMON Incorporated and Subsidiaries

Part II. Other Information (Continued)

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits
None
(b)

Current Reports on Form 8-K

Report on Form 8-K filed on October 15, 2001.

Report on Form 8-K filed on October 30, 2001.
Report on Form 8-K filed on December 10, 2001.
Report on Form 8-K filed on January 14, 2002.
Report on Form 8-K filed on January 17, 2002.

Report on Form 8-K filed on January 25, 2002.

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
__________________________________________
Date: February 6, 2002	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

