Form 10-Q
period 2002-03-31
DIMON INC
filed 2002-05-08
CIK 939930

Page 1 of 18

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	May 8, 2002
NO par value	44,640,004

Table of Contents

Part I.

Financial Information

Item 1.

Consolidated Balance Sheet
Statement of Consolidated Income
Statement of Consolidated Cash Flows
Notes to Consolidated Financial Statements

Item 2.

Management's Discussion and Analysis

Item 3.

Quantitative and Qualitative Disclosures

Part II.

Other Information

Item 1.

Legal Proceedings

Item 6.

Exhibits and Reports on Form 8-K

DIMON Incorporated and Subsidiaries

INDEX

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - March 31, 2002 and
		June 30, 2001......…………………………………………………………………	3 - 4

		Statement of Consolidated Income – Three Months and
		Nine Months Ended March 31, 2002 and 2001..................................……	5

		Statement of Consolidated Cash Flows – Nine
		Months Ended March 31, 2002 and 2001...................…..........……………	6

		Notes to Consolidated Financial Statements………………….……………	7 - 11

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations……………………	12 - 15

	Item 3.	Quantitative and Qualitative Disclosures
		about Market Risk……………………………………………………	16

Part II.	Other Information

	Item 1.	Legal Proceedings……………………………………………………	16

	Item 6.	Exhibits and Reports on Form 8-K………………………………….	17

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	March 31 2002 (Unaudited)	June 30 2001
(in thousands)	________________________________________
ASSETS
Current assets
Cash and cash equivalents....................................................................	$ 42,779	$ 14,594
Notes receivable...................................................................................	3,593	4,991
Trade receivables, net of allowances....................................................	156,971	177,733
Inventories:
Tobacco.............................................................................................	351,186	398,236
Other..............................................................................................…	26,377	18,354
Advances on purchases of tobacco..................................................….	63,789	40,810
Current deferred and recoverable income taxes..............................….	8,857	4,816
Prepaid expenses and other assets....................................................…	13,265	13,745
	________________________________________
Total current assets...........................................................................	666,817	673,279
	________________________________________

Investments and other assets
Equity in net assets of investee companies..........................................	1,462	2,358
Other investments................................................................................	1,626	2,970
Notes receivable..................................................................................	5,136	8,795
Other....................................................................................................	24,077	24,613
	________________________________________
	32,301	38,736
	________________________________________

Intangible assets
Excess of cost over related net assets of
businesses acquired.........................................................................	153,768	158,945
Production and supply contracts........................................................	5,742	7,085
Pension asset......................................................................................	938	938
	________________________________________
	160,448	166,968
	________________________________________

Property, plant and equipment
Land..................................................................................................	18,431	19,127
Buildings...........................................................................................	177,784	181,641
Machinery and equipment............................................................….	212,793	208,618
Allowances for depreciation..........................................................…	(148,950)	(139,078)
	________________________________________
	260,058	270,308
	________________________________________

Deferred taxes and other deferred charges........................................…	38,250	32,798
	________________________________________
	$1,157,874	$1,182,089
	=======================================
See notes to consolidated financial statements
-3-

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

			March 31 2002 (Unaudited)	June 30 2001
(in thousands)			________________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks………………………………………………			$ 115,326	$ 205,823
Accounts payable:
Trade……………………………………………………………….			47,580	51,511
Officers and employees……………………………………………			8,561	10,030
Other……………………………………………………………….			20,953	7,802
Advances from customers……………………………………………			38,337	72,612
Accrued expenses……………………………………………………			26,402	22,306
Income taxes…………………………………………………………			7,317	8,325
Long-term debt current………………………………………………			2,178	122,007
			________________________________________
Total current liabilities………………………………………….…			266,654	500,416
			________________________________________
Long-term debt
Revolving Credit Notes and Other……………………………………			7,713	3,641
Convertible Subordinated Debentures..………………………………			73,328	73,328
Senior Notes (Net of Fair Value Adjustment of ($12,572)
in 2002 and $0 in 2001)………………………………….…………			312,428	125,000
			________________________________________
			393,469	201,969
			________________________________________
Deferred credits
Income taxes…………………………………………………………			7,000	6,380
Compensation and other……………………………………………..			69,569	60,825
			________________________________________
			76,569	67,205
			________________________________________
Minority interest in subsidiaries……………………….……………….			835	960
			________________________________________

Commitments and contingencies..……………………………………..			-	-
			________________________________________
Stockholders' equity
Preferred Stock--no par value:	Mar. 31	Jun. 30
Authorized shares………...…….…	10,000	10,000
Issued shares………………….…..	-	-	-	-
Common Stock--no par value:	Mar. 31	Jun. 30
Authorized shares…………………	125,000	125,000
Issued shares…………….….…….	44,640	44,575	182,768	182,284

Retained earnings…………………………………………………….			253,714	245,601
Accumulated other comprehensive loss……………………………..			(16,135)	(16,346)
			________________________________________
			420,347	411,539
			________________________________________
			$1,157,874	$1,182,089
			=========================================
See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months and Nine Months Ended March 31, 2002 and 2001
(Unaudited)
	Third Quarter				First Nine Months
	_____________________________________________________________________
(in thousands, except per share amounts)	2002		2001		2002		2001
	_____________________________________________________________________
Sales and other operating revenues…………………	$257,065		$399,079		$922,149		$1,110,152
Cost of goods and services sold…………………….	217,705		358,855		782,581		979,900
	_____________________________________________________________________
Gross profit………………………………........................	39,360		40,224		139,568		130,252
Selling, administrative and general expenses………	24,885		24,334		78,110		74,422
Restructuring recovery……………………………	-		-		-		(605)
Settlement of litigation recovery…………………….	-		(3,923)		-		(3,923)
	_____________________________________________________________________
Operating income………………..................……….	14,475		19,813		61,458		60,358
Interest expense……………………..................…	12,133		12,221		35,862		41,499
Current (recovery) charge derivative financial instruments...	(4,068)		3,863		5,152		5,865
	_____________________________________________________________________
Income before income taxes and equity
in net income (loss) of investee companies………	6,410		3,729		20,444		12,994
Income tax expense…………………………………	1,730		970		5,500		3,379
	_____________________________________________________________________
Income before equity in net income
(loss) of investee companies……………………….	4,680		2,759		14,944		9,615
Equity in net income (loss) of investee
companies, net of income taxes……………………	10		(76)		(135)		(193)
	_____________________________________________________________________
Income before cumulative effect
of accounting changes……………………………..	4,690		2,683		14,809		9,422
Cumulative effect of accounting changes,
net of income taxes:
Reporting period of subsidiaries……………………	-		-		-		284
Derivative financial instruments……………………	-		-		-		(387)
	_____________________________________________________________________
Net Income………………………….......……….……	$ 4,690		$ 2,683		$ 14,809		$ 9,319
	=====================================================================
Basic Income Per Share
Income before cumulative effect of
accounting changes………………………….….	$.11		$.06		$.33		$.21
Cumulative effect of accounting changes, net of tax...	-		-		-		-
	_____________________________________________________________________
Net Income……………………............…………..	$.11		$.06		$.33		$.21
	=====================================================================
Diluted Income Per Share
Income before cumulative effect of
accounting changes……………………………...	$.10		$.06		$.33		$.21
Cumulative effect of accounting changes, net of tax...	-		-		-		-
	_____________________________________________________________________
Net Income………………………….............………….	$.10	*	$.06	*	$.33	*	$.21	*
	=====================================================================
Average number of shares outstanding:
Basic…………………………...........................…..	44,525		44,525		44,525		44,525
Diluted………………………….........................…..	45,063	*	44,984	*	45,048	*	44,738	*
Cash dividends per share………………………..….	$.05		$.05		$.15		$.15
	=====================================================================
See notes to consolidated financial statements

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
-5-

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Nine Months Ended March 31, 2002 and 2001 (Unaudited)

	March 31 2002	March 31 2001
(in thousands)	____________________________________________
Operating activities
Net Income……………………………………………………………	$ 14,809	$ 9,319
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization……………………………….…….	30,219	30,552
Deferred items……………………...............................……………	(4,136)	(3,784)
Loss on foreign currency transactions........................……………	3,678	1,271
Changes in operating assets and liabilities……………...........…..	8,507	52,965
	____________________________________________
Net cash provided by operating activities………………….…	53,077	90,323
	____________________________________________

Investing activities
Purchase of property and equipment……………………................	(16,773)	(13,261)
Proceeds from sale of property and equipment……………………	3,310	2,511
Net payments from notes receivable………………………………	2,469	1,366
Purchase of subsidiary…………………………………………….	-	(2,723)
Receipts for other investments and other assets…………………..	3,290	2,155
	____________________________________________
Net cash used by investing activities……...............………………..	(7,704)	(9,952)
	____________________________________________

Financing activities
Net change in short-term borrowings…………………….........….	(94,577)	723
Proceeds from long-term borrowings…………………….............	266,020	121,569
Repayment of long-term borrowings………………………..............	(183,089)	(201,350)
Cash dividends paid to DIMON Incorporated stockholders……	(6,696)	(6,690)
	____________________________________________
Net cash used by financing activities……………………………..	(18,342)	(85,748)
	____________________________________________

Effect of exchange rate changes on cash…………………….............	1,154	(274)
	____________________________________________

Increase (decrease) in cash and cash equivalents…………………	28,185	(5,651)
Cash and cash equivalents at beginning of year……………….….	14,594	27,249
	____________________________________________

Cash and cash equivalents at end of period………………….....	$ 42,779	$ 21,598
	============================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2001.  The Company's operations are seasonal. Therefore, the results of operations for the nine months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

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

	The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:
		Third Quarter		First Nine Months
		___________________________________________________
	(in thousands)	2002	2001	2002	2001
		___________________________________________________
	Shares
	Weighted average number of common shares outstanding…	44,525	44,525	44,525	44,525
	Restricted shares issued and shares applicable to stock
	options, net of shares assumed to be purchased from
	proceeds at average market price…….………...	538	459	523	213
	Assuming conversion of 6.25% Convertible Debentures at
	beginning of period…………………………..	- *	- *	- *	- *
		___________________________________________________
	Average Diluted Shares Outstanding...…...…..	45,063 *	44,984 *	45,048 *	44,738 *
		===================================================
*	The incremental shares from the assumed conversion of the 6.25% Convertible Debentures are not included in computing the diluted per share amounts because the inclusion would be antidilutive.

3.	COMPREHENSIVE INCOME

	The components of comprehensive income were as follows:
		Three Months Ended		Nine Months Ended
		March 31		March 31
		___________________________________________________
	(in thousands)	2002	2001	2002	2001
		___________________________________________________
	Net income………………….……………………..…………	$4,690	$2,683	$14,809	$9,319
	Decrease in equity currency conversions……….	(1,036)	(134)	(1,353)	(184)
	Cumulative effect of change in accounting
	for derivative financial instruments……………	-	-	-	100
	Increase (decrease) in derivative financial instruments...	1,150	(289)	1,564	(748)
		___________________________________________________
	Total Comprehensive Income………….………...	$4,804	$2,260	$15,020	$8,487
		===================================================

DIMON Incorporated and Subsidiaries

4.	RESTRUCTURING

In 1995, the Company commenced various activities to restructure its worldwide operations with additional charges incurred during fiscal years 1996 and 1997.  The reserve balance at June 30, 2001, which relates to employee separations was $5,216.  Remaining cash outlays at June 30, 2001 are expected to total $3,470, of which approximately $700 will be expended in fiscal year 2002 and $573 was paid out during the nine months ended March 31, 2002.  Remaining amounts of the reserve relate primarily to the pension plan charge and other deferred compensation, which will be reduced as required for funding appropriate pension and other payments in future years.

5.	CONTINGENCIES

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ended 1988 through 1992.  The current proposed adjustments claim additional tax, including penalties and interest through March 31, 2002, of approximately $5,619, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues.  During the fiscal year ended June 30, 2001, the Company had $1,213 of assessments reversed in its favor.  Additionally, the Company settled $2,700 by entering the REFIS (tax recovery program) in March 2001.

On August 29, 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to income taxes for the calendar year 1992 based on the Company’s recalculation of monetary correction as allowed under Law 8200.  The approximate current proposed adjustment claims additional tax, including penalties and interest, through March 31, 2002, of $6,513, before related tax benefits for all assessed interest and future deductions that would arise if the Company failed to prevail on these issues.

The Company believes that it has properly reported its income and paid its taxes in Brazil in accordance with applicable laws and intends to contest the proposed adjustments vigorously.  The Company expects that the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

The Company provides guarantees for seasonal crop financing for Brazilian farmers.  At March 31, 2002, total exposure under guarantees issued for banking facilities of Brazilian farmers was approximately $45 million.  The Company considers the possibility of significant loss on these guarantees to be remote.

On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying a class in Deloach, et al. v. Philip Morris Companies Inc., et al., a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235) (the "Deloach Suit").  As certified, the class consists of persons who, at any time from February 1996 to the present, held  a quota to grow or produced and sold U.S. flue-cured and burley tobacco. The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including the Company, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.   The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. The Company will defend the suit vigorously.  Because the suit is still in its initial stages, the Company cannot estimate the amount or range of loss that could result if the suit is resolved in a manner unfavorable to the Company.

The Directorate General for Competition (DGCOMP) of the European Commission (EC) is conducting an administrative investigation into certain tobacco buying practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. The Company’s subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on the Company’s understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.

DIMON Incorporated and Subsidiaries

5.	CONTINGENCIES (Continued)

Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until the fall of 2002 at the earliest.  The Company expects that administrative penalties will be assessed, and those penalties could be material to the Company's earnings.  However, the Company is not able to make an assessment of the amount of any such penalties at this time.  The Company understands that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation was to significantly deteriorate, the Company's ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary had long-lived assets of approximately $50.3 million as of March 31, 2002.

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

For the three months ended March 31, 2002 and 2001 accumulated other comprehensive income increased by $1,150 (net of deferred taxes of $563) and decreased by $289 ( net of deferred taxes of $156), respectively, related specifically to accumulated unrealized net losses on forward contracts and interest rate swap agreements accounted for as cash flow hedges.  During the nine months ended March 31, 2002 and 2001 accumulated other comprehensive income increased by $1,564 (net of deferred taxes of $814) and decreased by $648 (net of deferred taxes of $348), respectively, related specifically to accumulated unrealized net losses on forward contracts and interest rate swap agreements accounted for as cash flow hedges.

Concurrent with the private issuance of $200 million principal amount of 9 5/8% Senior Notes on October 30, 2001, discussed in Note 7, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate.  This swap is accounted for as a fair value hedge with the change in the fair value of the 9 5/8% Senior Notes, as well as the change in the fair value of the derivative financial instrument being recognized in earnings during the current period.  As of March 31, 2002 the fair value of the debt decreased the Senior Notes liability by $12,572 with a corresponding increase to the fair value of the derivative financial instrument included in Deferred Credits - Compensation and Other.

DIMON Incorporated and Subsidiaries

6.	CUMULATIVE EFFECT OF CHANGES IN ACCOUNTING PRINCIPLES (Continued)

SFAS No. 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the three months ended March 31, 2002 and 2001, the Company recognized non-cash (recoveries) charges of $(4,068) and $3,863, respectively, from the change in the fair value of these interest rate swap agreements.  During the nine months ended March 31, 2002 and 2001, the Company recognized non-cash charges of $5,152 and $5,865, respectively, from the change in the fair value of these interest rate swap agreements.

The fair value estimates are based on information available to management at March 31, 2002, and were determined using quoted market prices when available.

7.	ISSUANCE OF SENIOR NOTES AND NEW BANK CREDIT FACILITY

On October 30, 2001, the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933.  The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006. The proceeds from the new Note issuance were used to repay certain existing indebtedness of the Company, including all amounts drawn under the Company's $250 million syndicated credit facility.  In January 2002 the Company completed with 100% of the holders its offer to exchange its 9 5/8% Senior Notes due 2011, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its original unregistered 9 5/8% Senior Notes due 2011.

Concurrent with the completion of the Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears. The rate at March 31, 2002 was 6.4%. The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative qualifies for hedge accounting treatment, as discussed in Note 6.

In addition, on October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks. The Company reduced the size of the syndicated facility upon the successful execution of the Notes issuance.  The new syndicated bank credit facility replaced a $250 million two-year facility, which was scheduled to expire June 27, 2002. The financial covenants and other terms and conditions of the new facility are substantially similar to those of the $250 million facility.  The new credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The new credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.75% at March 31, 2002). The Company pays a commitment fee of 1% per annum on any unused portion of the facility.

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

DIMON Incorporated and Subsidiaries

8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (Continued)

The Company intends to apply the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $4.3 million ($.10 basic earnings per share) per year. During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002 and has not yet determined what the effect of these tests will be in the earnings and financial condition of the Company.

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

9.	SETTLEMENT OF LITIGATION

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

Working capital at March 31, 2002, was $400 million compared to $173 million at June 30, 2001. The increase in working capital was the result of a decrease in current assets of $6 million and a decrease of $234 million in current liabilities.  The decrease in current assets is primarily a result of decreased inventory and trade receivables, offset by increases in cash and advances on purchases of tobacco.  The decrease in current liabilities is primarily a result of decreases in the current portion of long-term debt, notes payable to banks and advances from customers. The temporary accumulation of cash and the decreases in the current portion of long-term debt and notes payable to banks correlate to the $200 million increase in senior note long-term debt which is described below.

At March 31, 2002, the Company had seasonally adjusted lines of credit of $493.7 million, with $115.2 million in borrowings with a weighted average interest rate of 5.2%.  At March 31, 2002, unused lines of credit amounted to $337.1 million.  Total maximum outstanding borrowings, excluding the long-term credit agreements, during the nine months ended March 31, 2002 were $376.9 million.  At March 31, 2002, the Company had $27.9 million of letters of credit outstanding and an additional $13.4 million of letters of credit lines available.

In October 2001 the Company commenced a strategic refinancing that expanded the Company’s sources and available amounts of liquidity, extended the average maturity of its debt portfolio from 3.2 years to 6.4 years, and significantly reduced the Company’s dependence on short-term uncommitted debt facilities.

On October 30, 2001 the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933. The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006. The proceeds from the new Note issuance were used to repay certain existing indebtedness of the Company, including all amounts drawn under the Company's $250 million syndicated credit facility.  In January 2002 the Company completed with 100% of the holders its offer to exchange its 9 5/8% Senior Notes due 2011, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of its original unregistered 9 5/8% Senior Notes due 2011.

Concurrent with the completion of the Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The rate at March 31, 2002 was 6.4%.  The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative qualifies for hedge accounting treatment (see also Note 6 of the “Notes to Consolidated Financial Statements”).

In addition, on October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks. The Company reduced the size of the syndicated facility upon the successful execution of the Notes issuance.  The new syndicated bank credit facility replaced a $250 million two-year facility, which was scheduled to expire June 27, 2002. The financial covenants and other terms and conditions of the new facility are substantially similar to those of the $250 million facility.  The new credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The new credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company.  During the life of

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.75% at March 31, 2002). The Company pays a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds. Based on forecast working capital needs, the Company does not anticipate making significant draws on this facility in the near term.

Management believes that the liquidity and capital resources of the Company at March 31, 2002, enhanced by the strategic refinancing discussed above, remain adequate to support the Company's foreseeable operating needs.

RESULTS OF OPERATIONS:

Historically, in the United States, the Company has taken ownership of all green tobaccos purchased, then processed and resold that tobacco to its customers.  Concurrent with the shift from an auction system to a direct contract buying system in the United States, beginning with the fiscal 2001 U.S. burley crop, certain U.S. customers began purchasing green tobacco directly from growers.  In fiscal 2002, the Company has continued to process these customers’ flue-cured and burley crop tobaccos in its U.S. facilities.  As the Company no longer takes ownership of these tobaccos, it no longer records the tobacco component of either the revenue associated with its resale or the cost of its purchase.  The absolute value of the Company’s gross profit has not been materially affected by the shift to direct contract buying although sales revenues have been reduced and the gross margin percentage has increased.  As a result of the significance of the U.S. market change, the Company’s consolidated sales and other operating revenues, cost of sales and gross margin percentages are not comparable between fiscal 2002 and prior years.

Three months ended March 31, 2002 compared to three months ended March 31, 2001:

The Company’s sales and other operating revenues were $257 million, a decrease of $142 million or 35.6% from $399 million in 2001.  The shift from auction buying to direct contract buying in the United States was the most significant impact to the Company’s decreased sales and other operating revenues.  Also, in the United States, sales and other operating revenues were lower for the quarter due to earlier quarter shipments of tobacco compared to the prior year as well as decreased domestic demand for U.S. tobacco.  Foreign sales and other operating revenues were lower than the prior year due to shipments of African tobaccos in earlier quarters, shipments of Asian tobacco deferred to future quarters and a decrease in demand for cigar filler tobacco.

The cost of sales and expenses decreased $140 million or 36.5% from $383 million in 2001 to $243 million in 2002.  Gross margin increased from 10.1% in 2001 to 15.3% in 2002.  As noted above, fiscal 2002 cost of sales and gross margin percentages are not comparable to prior fiscal years due to the shift from auction buying to direct contract buying in the United States.

Gross profit decreased $0.8 million to $39.4 million in 2002 from $40.2 million in 2001.  The decrease in gross profit is primarily the result of both earlier shipments and decreased demand of U.S. tobacco and the decrease in demand for cigar filler tobacco.

During the quarter ended March 31, 2001 the company settled litigation resulting in income of $3.9 million (see also Note 9 of “Notes to Consolidated Financial Statements”).

Interest expense remained relatively constant at $12.1 million in 2002 compared to $12.2 million in 2001.

The company recognized a recovery of non-cash charges of $4.1 million in 2002 compared to non-cash charges of $3.9 million in 2001 related to changes in the fair market value of interest rate swap instruments (see also Note 6 of “Notes to Consolidated Financial Statements”).

The effective tax rate was 27% in 2002 compared to 26% in 2001. Changes in tax rates relate to the distribution of taxable income among various taxing jurisdictions.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months ended March 31, 2002 compared to nine months ended March 31, 2001:

Net sales and other operating revenues were $922 million, a decrease of $188 million or 16.9% from $1,110 million in 2001.  The shift from auction buying to direct contract buying in the United States is the primary reason for this decrease.  In addition, sales have also decreased due to lower demand for cigar filler tobacco, shipments of Asian tobaccos deferred to future quarters and lower domestic demand for U.S. tobacco.  The decreases are partially offset by greater quantities of foreign grown tobacco and prior crop U.S. tobacco.  The increase in quantities of foreign grown tobacco is primarily due to sales of prior year crop tobacco from Argentina and Brazil.

The cost of sales and expenses decreased $193 million or 18.3% from $1,054 million in 2001 to $861 million in 2002.  Gross margin as a percentage of sales increased from 11.7% in 2001 to 15.1% in 2002.  As noted above, fiscal 2002 cost of sales and gross margin percentages are not comparable to prior fiscal years due to the shift from auction buying to direct contract buying in the United States.

Gross profit increased by $9.3 million from $130.3 million in 2001 to $139.6 million in 2002.  Gross profit increases were primarily due to the shipments from Brazil and Argentina carried over from the prior fiscal year partially offset by decreases in Africa due to the impact of exchange rate variations on the cost of tobacco and decreases due to lower demand for cigar filler tobacco.  In the United States, decreases in gross profit caused by lower domestic demand were offset by additional sales of prior crop tobacco.  As a result of the economic situation in Argentina, the Company has recognized $3.1 million in charges primarily in connection with losses due to the devaluation of the Argentine peso.  Partially offsetting these charges are gains of $1.7 million related to the sale of unutilized Zimbabwe fixed assets.  Selling administrative and general expenses increased $3.7 million from 2001 to 2002.  The increase in selling administrative and general expenses is primarily due to timing of personnel related expenses including the matching of incentive compensation awards to operating results.

During the quarter ended March 31, 2001 the company settled litigation resulting in income of $3.9 million (see also Note 9 of “Notes to Consolidated Financial Statements”).

Interest expense decreased $5.6 million from $41.5 million in 2001 to $35.9 million in 2002. This decrease is due to lower average interest rates as well as lower average borrowings.

The company recognized non-cash charges of $5.2 million in 2002 compared to $5.9 million in 2001 related to changes in the fair value of interest rate swap instruments (see also Note 6 of “Notes to Consolidated Financial Statements”).

The effective tax rate was 27% in 2002 compared to 26% in 2001. Changes in tax rates relate to the distribution of taxable income among various taxing jurisdictions.

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

The Company was well prepared to participate in current year direct contract buying with tobacco farmers in the United States and does not expect any material economic effect from the shift from the auction system to direct contract buying.  With the shift to direct contract buying, the estimated decrease in sales and other operating revenues is $200 million to $210 million in fiscal year 2002 from fiscal year 2001. The Company has continued to earn and record service revenues for the processing of all such tobaccos for its customers. The Company’s gross profit has not been materially affected by the shift to direct contract buying by its customers, although sales revenues have been reduced and profit margin percentages have improved.

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

DIMON Incorporated and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Effective July 1, 2000, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The Company uses forward contracts to mitigate exposure to changes in foreign currency exchange rates on forecasted transactions. Generally, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income net of deferred taxes until the underlying hedge transactions are reported on the consolidated statement of earnings. The Company has traditionally used interest rate swaps to mitigate its exposure to changes in interest rates related to certain debt agreements. The swaps convert floating-rate debt to fixed-rate debt and fixed rate debt to floating-rate debt.  For interest rate swaps deemed to be effective that are accounted for as cash flow hedges, the changes in the fair values of the instruments is recorded in accumulated other comprehensive income net of deferred taxes. For interest rate swaps deemed to be effective that are accounted for as fair value hedges, both the fair value of the hedged item and the interest rate swap are marked-to-market through earnings in the current period.  Changes in the fair values of derivatives not qualifying as hedges are reported in income. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. Swap instruments, entered into by the Company, prior to the adoption of SFAS No. 133, which do not qualify as hedges, have created and may continue to create volatility in reported earnings.

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

Also, see the section on 'Derivative Financial Instruments' in Note 6 and Note 7 of the Notes to Consolidated Financial Statements.

Part II. Other Information

Item 1. Legal Proceedings

On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying a class in Deloach, et al. v. Philip Morris Companies Inc., et al., a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235) (the "Deloach Suit").  As certified, the class consists of persons who, at any time from February 1996 to the present, held  a quota to grow or produced and sold U.S. flue-cured and burley tobacco. The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including the Company, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. The Company will defend the suit vigorously.  Because the suit is still in its initial stages, the Company cannot estimate the amount or range of loss that could result if the suit is resolved in a manner unfavorable to the Company.

The Directorate General for Competition (DGCOMP) of the European Commission (EC) is conducting an administrative investigation into certain tobacco buying practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. The Company’s subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on the Company’s understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.

Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until the fall of 2002 at the earliest.  The Company expects that administrative penalties will be assessed, and those penalties could be material to the Company's earnings.  However, the Company is not able to make an assessment of the amount of any such penalties at this time.  The Company understands that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

DIMON Incorporated and Subsidiaries

Part II. Other Information (Continued)

Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits
None
(b)

Current Reports on Form 8-K

Report on Form 8-K filed on January 14, 2002.
Report on Form 8-K filed on January 17, 2002.

Report on Form 8-K filed on January 25, 2002.

Report on Form 8-K filed on February 6, 2002.

Report on Form 8-K filed on February 20, 2002.
Report on Form 8-K filed on April 9, 2002.
Report on Form 8-K filed on April 19, 2002.

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
__________________________________________
Date: May 8, 2002	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

