Form 10-K
period 2002-06-30
DIMON INC
filed 2002-08-29
CIK 939930

Page 1 of 70
Exhibit Index on Pages 63 through 65

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

For the fiscal year ended June 30, 2002

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

          Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

          The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on August 19, 2002, was approximately $278,766,938.  In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates.  This assumption shall not be deemed conclusive for any other purpose.

As of August 19, 2002, there were 44,640,004 shares of Common Stock outstanding.

          Portions of the registrant's definitive Proxy Statement for its 2002 Annual Meeting of Stockholders to be held October 30, 2002, to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the Securities Exchange Act of 1934 (the "Proxy Statement"), are incorporated by reference into Part III of this Form 10-K.

PART I

ITEM 1.	BUSINESS
==========================================================================================================

THE COMPANY

DIMON Incorporated (the "Company" or "DIMON") is the second largest independent leaf tobacco merchant in the world and ships tobacco to manufacturers of cigarettes and other consumer tobacco products in approximately 90 countries around the world.  The terms "we" or "our" in this section refer to DIMON Incorporated and its consolidated subsidiaries.

BUSINESS DESCRIPTION

Product

The world's large multinational cigarette manufacturers, with one exception, rely primarily on independent leaf tobacco merchants such as DIMON to supply the majority of their leaf tobacco needs.  Leaf tobacco merchants select, purchase, process, store, pack, ship and, in certain developing markets, provide agronomy expertise and financing for growing leaf tobacco.  Our revenues primarily comprise sales of processed tobacco and fees charged for related services to manufacturers of tobacco products around the world.  We do not manufacture cigarettes or other consumer tobacco products.

We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. International brand cigarettes have gained market share in several major foreign markets including Asia (particularly the Pacific Rim), Europe and the Middle East in recent years.  International brand cigarettes contain approximately 50% flue-cured, 37% burley and 13% oriental tobacco, contain less tar and nicotine and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world.  According to the Tobacco Merchants Association, international brand cigarettes represented more than 60% of worldwide cigarette consumption (excluding China) in 2001, compared to 48% in 1990.  As international brand cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by us and our competitors has grown accordingly.

Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Asia, Central and Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of these markets.  As cigarette manufacturers expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to the semi-perishable nature of unprocessed leaf tobacco and the existence of domestic content laws in certain countries.  We believe that the international expansion of the large multinational cigarette manufacturers will cause these manufacturers to place greater reliance on the services of financially strong leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices.

Geographic Regions of Operation

We have developed an extensive international network through which we purchase, process and sell tobacco.  In addition to our processing facilities in Virginia and North Carolina, we own or have an interest in processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Bulgaria, Greece, Kyrgyzstan, Macedonia and Turkey, the leading exporters of oriental tobacco.  We also have processing facilities in Germany, Italy, Tanzania and Thailand. We have historically contracted with third parties for the processing of tobacco in certain countries including Argentina, Canada, Chile, China, Congo, Guatemala, India, Indonesia, Spain and certain countries of the former Soviet Union.  In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China and India.

We purchase tobacco in 40 countries.  Although a significant portion of the dollar value of tobacco we purchase is produced in the U.S., the relative importance of tobacco grown overseas to our profitability has increased steadily.  During fiscal 2002, approximately 25% of the dollar value of tobacco we purchased was purchased in the U.S.  This is a decrease of 17% from the fiscal 2001 U.S. tobacco purchases of approximately 42%, due to the shift to direct contract buying discussed in "Purchasing" below.  Approximately 22%, 13% and 4% of the dollar value of tobacco we purchased during fiscal 2002 was purchased in Brazil, Zimbabwe and Malawi, respectively.  The remaining 36% was purchased in 36 different countries with no single country accounting for more than 4%.

Through our wholly-owned subsidiary, Compania General de Tabacos de Filipinas S.A. ("CdF"), we are also a leading international dealer in dark tobaccos typically used for cigars and smokeless tobacco products.  CdF maintains its administrative and sales headquarters in Barcelona, Spain, and has operations in the major dark tobacco producing countries, including Colombia, Dominican Republic, Indonesia, Northern Brazil, Paraguay and the Philippines.

Purchasing

Tobacco is purchased at auction or directly from growers.  Traditionally, we have purchased tobacco grown in the United States on auction markets.  However, beginning with the 2000 U.S. burley crop and continuing to the 2001 U.S. flue-cured crop, there has been a significant shift by our larger U.S. customers to purchasing directly from growers ("direct contract buying").  With the shift to direct contract buying, we estimate sales and other operating revenues have decreased $200 million to $210 million in fiscal year 2002 from fiscal year 2001.  Although we continue to make U.S. purchases at auction, we now purchase the majority of our flue-cured and burley crop requirements through direct contract buying.  This shift to direct contract buying has decreased the number of auction warehouses in the U.S.  Some of the former warehouses are now used as receiving points for direct contract buying.  Our continued purchases of domestic tobacco on the flue-cured, burley and air-cured auction markets in Florida, Georgia, Kentucky, Maryland, North Carolina, South Carolina, Tennessee and Virginia as well as tobacco received under direct contract buying are shipped to our facilities in North Carolina and Virginia for processing to customer specification.  We have continued to earn service revenues for the processing of all such tobaccos for our customers.  Our gross profit has not been materially affected by the shift to direct contract buying by our customers, although sales revenues have been reduced and profit margin percentages have increased. Although we believe that we have taken proper actions to operate effectively in the U.S. direct contract buying environment, there are continuing challenges in managing our operating cost base in the United States in light of the continued requirement to field buying personnel in the residual auction markets.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results."

Other principal auction markets include Canada, Malawi and Zimbabwe.  We usually purchase tobacco at those auction markets after receiving specific customer orders or indications of customers' upcoming needs.  Our network of tobacco buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world.  These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco.

In non-auction markets such as Argentina, Brazil, Bulgaria, China, Greece, Guatemala, India, Indonesia, Italy, Mexico, Kyrgyzstan, Spain, Tanzania, Thailand and Turkey, we purchase tobacco directly from growers or from local entities that have arranged for purchase from growers.  We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders.  Our arrangements with growers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital.

For example, in Brazil, we generally contract to purchase a grower's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered.  Pursuant to these purchase contracts, we provide growers with fertilizer and other materials necessary to grow tobacco and may either directly extend or guarantee Brazilian rural credit loans to growers to finance the crop.  Under longer-term arrangements with growers, we may also finance or guarantee financing on growers' construction of curing barns.

In addition, our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop.  In other non-auction markets, such as Argentina and India, we buy tobacco from local entities that have purchased tobacco from growers and supervise the processing of that tobacco by those local entities.  We believe that our long-standing relationships with our customers are vital to our purchasing operations outside of the auction markets.

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

Upon arrival at our processing plants, flue-cured and burley tobacco is first reclassified according to grade.  Most of that tobacco is then blended to meet customer specifications regarding color, body and chemistry, threshed to remove the stem from the leaf and further processed to produce strips of tobacco and sieve out small scrap.  We also sell a small amount of processed but unthreshed flue-cured and burley tobacco in loose-leaf and bundle form to certain customers.

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

From time to time, we process and store tobacco acquired by various stabilization cooperatives under the domestic price support program.  We can derive significant revenues from the fees charged for such services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program.  While these revenues are not material to our net sales, they result in additional recovery of fixed costs that may be significant to gross profit.  With the shift to direct contract buying, these revenues may decrease, which may correspondingly affect gross profit on these sales.

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

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  Of our 2002, 2001, and 2000 sales and other operating revenues, approximately 35%, 36%, and 30%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. or Philip Morris Companies Inc., each of which contributed in excess of 10% of total sales.  No other customer accounts for more than 10% of our sales.  We generally have maintained relationships with our customers for over sixty years.  In fiscal 2002, we delivered approximately 20% of our tobacco sales to customers in the U.S., approximately 39% to customers in Europe and the remainder to customers located in Asia, Africa and elsewhere.

Selling Arrangements

We typically make most of our leaf tobacco purchases pursuant to customer orders or supply contracts or customer indications of anticipated need, with most purchases made based on indications.  Customers are legally bound to purchase tobacco purchased by us pursuant to orders, but no contractual obligation exists with respect to tobacco purchased in response to indications.  However, we have done business with most of our customers for many years and have never experienced a significant failure of customers to purchase tobacco for which they have given indications.

We have three agreements with major customers to process and, with respect to one customer, purchase and process, a certain portion of each customer's U.S. tobacco requirements.  Generally, the agreements establish a framework for pricing our services (which generally is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices), but two of these agreements do not provide for minimum purchases and are terminable upon reasonable notice.  None of the contracts are individually material to our business as a whole, and we have no other significant supply agreements with our customers.

Our normal customer sales terms are either cash against documents, payment against invoice or customer letter of credit.  Most of our sales throughout the world are denominated in U.S. dollars.  While we can receive payment for tobacco sold after we have processed and shipped it, most of the larger customers advance payments to us throughout the buying season as we purchase tobacco for the customers' accounts.

Competition

The leaf tobacco industry is highly competitive.  Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing and financing of tobacco.  In addition, there is competition in all countries to buy the available leaf tobacco.

Currently, there are three major global competitors in the leaf tobacco industry, including DIMON, and all are dependent upon a few large cigarette manufacturing customers.  Our principal competitors are Universal Corporation and Standard Commercial Corporation.  Of the independent leaf tobacco merchants, we believe that, based on revenues, we rank second in established worldwide market share.  We further believe that among independent leaf tobacco merchants, we have the largest or second largest market share in Argentina, Brazil, Greece, Guatemala, Mexico, Spain, Turkey, the U.S. and Zimbabwe as well as other countries.  Universal's market share in the U.S. and Africa is considerably greater than ours.  The number of manufacturers has declined in recent years due to consolidation.  The loss of, or a substantial reduction in the services provided to, any one or more significant customers could have a material adverse effect on our financial condition or results of operations.

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

Research and Development

We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies.  However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Employees

Our consolidated entities employed about 3,900 persons, excluding seasonal employees, in our worldwide operations at June 30, 2002.  In the U.S. operations, our consolidated entities employed about 500 employees at June 30, 2002.  During processing periods the seasonal employees in the U.S. would number approximately 1,000.  Most U.S. seasonal employees are covered by collective bargaining agreements with two local labor unions.  None of our full-time employees are covered by collective bargaining agreements.  In the non-U.S. operations, our consolidated entities employed about 3,400 persons, excluding 15,000 seasonal employees at June 30, 2002.  We consider our employee relations to be satisfactory.

Government Regulation and Environmental Compliance

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" for a discussion of government regulation and environmental compliance.

Financial Information about Industry Segments, Foreign and Domestic Operations, and Export Sales

We operate in one segment, the tobacco business:  the purchasing, processing, selling and storing of leaf tobacco. Financial information concerning our reporting is included in Note L to the "Notes to Consolidated Financial Statements."  Information with respect to our working capital appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

ITEM 2. PROPERTIES

Following is a description of our material properties:

Corporate
Our corporate headquarters are located in Danville, Virginia, and the North American tobacco operations are headquartered in Farmville, North Carolina.

Facilities

We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season.  While we believe our processing facilities are being efficiently utilized, we also believe our domestic processing facilities and certain foreign processing facilities have the capacity to process additional volumes of tobacco if required by customer demand.

The following is a listing of the various material properties used in operations all of which are owned by us:

LOCATION	USE	AREA IN SQUARE FEET
_______________________________________________________________________________________________________
UNITED STATES
DANVILLE, VA.	FACTORY/STORAGE	1,867,000
FARMVILLE, N.C.	FACTORY/STORAGE	943,000
LAKE CITY, S.C.	STORAGE	252,000
ROCKY MOUNT, N.C.	FACTORY/STORAGE	239,000

SOUTH AMERICA
VERA CRUZ, BRAZIL	STORAGE	311,000
SANTA CRUZ, BRAZIL	FACTORY/STORAGE	896,000
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE	988,000

AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE	796,000
HARARE, ZIMBABWE	FACTORY/STORAGE	1,080,000
MOROGORO, TANZANIA	FACTORY/STORAGE	741,000
LUBUMBASHI, DEMOCRATIC REPUBLIC OF CONGO	STORAGE	288,000

EUROPE
KARLSRUHE, GERMANY	FACTORY/STORAGE	236,000
THESSALONIKI, GREECE	FACTORY/STORAGE	378,000
SPARANISE, ITALY	FACTORY/STORAGE	466,000
IZMIR, TURKEY	FACTORY(2)/STORAGE	839,000

ASIA
LAMPHUN, THAILAND	FACTORY/STORAGE	186,000

ITEM 3. LEGAL PROCEEDINGS

On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying a class in Deloach, et al. v. Philip Morris Companies Inc., et al., a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235) (the "Deloach Suit").  As certified, the class consists of persons who, at any time from February 1996 to the present, held  a quota to grow or produced and sold U.S. flue-cured and burley tobacco. The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including DIMON, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation.  We will defend the suit vigorously.  Because the suit is still in its initial stages, we cannot estimate the amount or range of loss that could result if the suit is resolved in a manner unfavorable to us.

The Directorate General for Competition (DGCOMP) of the European Commission (EC) is conducting an administrative investigation into certain tobacco buying practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  We believe that the DGCOMP may be conducting similar investigations in other countries.  Our subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, we believe there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until the fall of 2002 at the earliest.  We expect that administrative penalties will be assessed, and those penalties could be material to our earnings.  However, we are not able to make an assessment of the amount of any such penalties at this time.  We understand that the cooperation of our subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF DIMON

The names and ages of all executive officers of DIMON, as of June 30, 2002, are set forth below.  Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	POSITION
__________________________________________________________________________________________________________________
Brian J. Harker	52

President and Chief Executive Officer of DIMON since May 1999; prior thereto President since March 1999; prior thereto Executive Vice President and Chief Financial Officer since October 1996; prior thereto Senior Vice President of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

James A. Cooley	51	Senior Vice President-Chief Financial Officer of DIMON since February 1999; prior thereto Senior Vice President-Treasurer since September 1997; prior thereto Vice President-Treasurer.

Steve B. Daniels	44

Senior Vice President-Operations Director of DIMON since October 2001; prior thereto Senior Vice President-Regional Director Latin America/Africa since March 1999; prior thereto Senior Vice President-Regional Executive Latin America since March 1998; prior thereto Senior Vice President-Brazil/South America Region of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

Larry R. Corbett	56

Senior Vice President-Regional Director North America/Asia of DIMON since March 1999; prior thereto Senior Vice President-Regional Executive North America since March 1998; prior thereto Senior Vice President-North America Region of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

H. Peyton Green, III	53

Senior Vice President-Sales Director of DIMON since October 2001; prior thereto Senior Vice President-Sales and Marketing since November 1998; prior thereto Senior Vice President-Regional Executive Africa/Asia Region of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

E. Shelton Griffin	55

Senior Vice President-Sales & Marketing of DIMON since October 2001; prior thereto Senior Vice President-European Sales Director since November 1998; prior thereto Senior Vice President-Sales of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

Gustav R. Stangl	46

Senior Vice President-Regional Director Europe of DIMON since March 1999; prior thereto Vice President and Managing Director-Oriental Operations of DIMON International, Inc., a wholly-owned subsidiary of DIMON.

Thomas C. Parrish	54

Senior Vice President-Chief Legal Officer and Secretary of DIMON since October 2001; prior thereto Senior Vice President-Corporate Affairs and Secretary since November 1999; prior thereto Senior Vice President-Corporate Affairs.

Don C. Hare	47

Vice President-Human Resources of DIMON since January 2001; prior thereto Senior Human Resources Generalist with a range of companies with responsibility for compensation and benefit design as well as organization design and change.

The information contained in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference thereto.
-9-

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

	DIMON Common Stock
	High	Low	Dividends Declared
	__________________________________________________
Fiscal Year 2002
Fourth Quarter……......................................……..	$ 7.94	$6.35	$.05
Third Quarter……........................................…….	8.29	6.35	.05
Second Quarter……......................................…….	7.50	5.35	.05
First Quarter…….........................................…….	10.18	5.49	.05

Fiscal Year 2001
Fourth Quarter……......................................……..	$11.61	$6.29	$.05
Third Quarter……........................................…….	9.25	4.75	.05
Second Quarter……......................................…….	5.81	2.69	.05
First Quarter…….........................................…….	3.44	2.19	.05

As of June 30, 2002, there were approximately 6,025 shareholders, including approximately 5,075 beneficial holders of DIMON Incorporated's Common Stock. DIMON pays dividends quarterly.

We are subject to certain restrictions on our ability to pay dividends.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results."

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands, except per share amounts	_____________________________________________________________________________________
and number of stockholders)	2002	2001	2000	1999	1998
====================================================================================================================================
Summary of Operations
Sales and other operating revenues……	$1,259,720	$1,400,955	$1,473,630	$1,815,223	$2,171,803
Restructuring (recovery), asset
impairment and merger costs.....…….	-	(1,384)	(211)	25,932	-
Income (loss) from continuing
operations before cumulative
effect of accounting changes………...	27,476	24,997	17,988	(28,378)	41,829
Cumulative effect of accounting
changes, net of income taxes…..…….	-	(103)	-	-	-
Income from discontinued
operations, net of income taxes……..	-	-	-	22,912	1,820

___________________________________________________________________________________________________________________________________
Net Income (Loss)	27,476	24,894	17,988	(5,466)	43,649
___________________________________________________________________________________________________________________________________
Per Share Statistics
Basic Earnings Per Share:
Income (loss) from continuing
operations before cumulative
effect of accounting changes………...	$ .62	$ .56	$ .40	$ (.63)	$ .94
Net income (loss) ............…………...	.62	.56	.40	(.12)	.98

Diluted Earnings Per Share:
Income (loss) from continuing
operations before cumulative
effect of accounting changes………...	.61*	.56*	.40*	(.63)*	.94*
Net income (loss)…..............………..	.61*	.56*	.40*	(.12)*	.98*

Dividends paid…....................………...	.20	.20	.20	. 40.66
Book value….........................…………	9.74	9.23	9.06	8.91	9.48
___________________________________________________________________________________________________________________________________

Balance Sheet Data
Working capital (1).................………...	$ 429,059	$ 172,863	$ 433,735	$ 443,602	$ 706,384
Total assets…........................………….	1,277,090	1,182,089	1,266,749	1,479,194	1,797,478
Revolving Credit Notes and
Other Long-Term Debt (1).....……….	328,883	128,641	400,856	458,180	673,699
Convertible Subordinated
Debentures…………………………..	73,328	73,328	73,328	73,328	123,328
Stockholders' equity….............……….	434,663	411,539	403,504	396,539	421,930
___________________________________________________________________________________________________________________________________
Other Statistics
Common shares outstanding
at year end…......................………….	44,640	44,575	44,525	44,525	44,525
Number of stockholders
at year end (2)…..................………...	6,025	4,611	4,899	5,729	4,576
___________________________________________________________________________________________________________________________________
* For 1998, 1999, 2000, 2001 and 2002, assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

(1)   Working capital increased in fiscal 2002 due to the issuance of long-term debt which was used to refinance both the current portion of long-term debt and other short-term debt.  See Note F to the "Notes to Consolidated Financial
         Statements."

(2) Includes the number of stockholders of record and non-objecting beneficial owners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General
==========================================================================================================

We believe that we are the world's second largest independent purchaser and processor of leaf tobacco. DIMON was formed through the April 1, 1995 merger of Dibrell Brothers, Incorporated (established in 1873) and Monk-Austin, Inc. (established in 1907).

          Historically, in the United States, we have taken ownership of all green tobaccos purchased, then processed and resold that tobacco to our customers.  Concurrent with the shift from an auction system to a direct contract buying system in the United States, beginning with the fiscal 2001 U.S. burley crop, certain U.S. customers began purchasing green tobacco directly from growers.  In fiscal 2002, we have continued to process these customers' flue-cured and burley crop tobaccos in our U.S. facilities.  As we no longer take ownership of these tobaccos, we no longer record the tobacco component of either the revenue associated with its resale or the cost of its purchase.  The absolute value of our gross profit has not been materially affected by the shift to direct contract buying although sales revenues have been reduced and the gross margin percentage has increased.  As a result of the significance of the U.S. market change, our consolidated sales and other operating revenues, cost of sales and gross margin percentages are not comparable between fiscal 2002 and prior years.

          Our operating results in fiscal 2001 and 2002 have continued to improve.  Significant factors include improved economic conditions in important non-U.S. markets, more favorable supply and demand conditions in the tobacco industry overall and improved operating efficiencies due to our implementation of a number of cost reduction measures.  During fiscal 2001 and 2002, world market conditions for leaf tobacco slowly, but progressively improved as our customers' raw material inventories appeared to be reaching equilibrium with revised production and sales estimates.

Results of Operations
==========================================================================================================

The following table expresses items in the Statements of Consolidated Income and Comprehensive Income as a percentage of sales for each of the three most recent years.  Any reference in the table and the following discussion to any given year is a reference to our fiscal year ended June 30.

	Years Ended June 30
	________________________________________________________
	2002	2001	2000
=========================================================================================================================
Sales and other operating revenues….........................………	100.0%	100.0%	100.0%
Cost of goods and services….................…………………….	83.7	86.4	87.3
Selling, administrative and general expenses….............…….	8.7	7.4	7.2
Restructuring recovery…...………………………………….	-	(.1)	-
Recovery from litigation settlements........................………..	-	(.3)	-
	________________________________________________________

Operating income…..............................................…………..	7.6	6.6	5.5

Interest expense…................................................…………...	(3.8)	(3.8)	(3.9)
Current charge derivative financial instruments............…….	(.8)	(.3)	-
	________________________________________________________

Income before income taxes..............………………………	3.0	2.5	1.6

Income taxes..........................................………….………..	.8	.7	.4
	________________________________________________________
Net income.................................................………….……..	2.2	1.8	1.2
_____________________________________________________________________________________________________________________

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the Year Ended June 30, 2002 to the Year Ended June 30, 2001
==========================================================================================================

Our sales and other operating revenues were $1.260 billion, a decrease of 10.1% from $1.401 billion in 2001.  The decrease is primarily due to the shift from auction buying to direct contract buying in the United States.  Sales have also been negatively impacted by decreased demand for cigar filler tobacco.  The decreases have been partially offset by increases in sales in South America and Europe.  In South America, sales were increased by sales of prior crop tobacco in Argentina and Brazil.  In Europe, an increase in demand for oriental tobaccos resulted in higher sales.

          Cost of sales and expenses decreased $150.0 million or 11.4% from $1.314 billion in 2001 to $1.164 billion in 2002.  Gross margin as a percentage of sales increased from 13.6% in 2001 to 16.3% in 2002.  As noted above, fiscal 2002 cost of sales and gross margin percentages are not comparable to prior years due to the shift from auction buying to direct contract buying in the United States.

          Gross profit increased $14.5 million or 7.6% from $191.0 million in 2001 to $205.5 million in 2002.  Gross profit increases were primarily due to shipments from Argentina and Brazil carried over from the prior fiscal year, and increased demand for European oriental tobacco.  These increases in gross profit were partially offset by decreases caused by lower demand for cigar filler tobacco, and lower gross profits in Africa due to exchange variations and lower quantities.  Pricing of certain African tobacco was sufficiently increased by exchange variations to offset lower quantities, leaving sales value largely unchanged, but reducing gross profit.  In the United States decreases in gross profit caused by lower domestic demand were offset by additional gross profit from sales of prior crop tobacco.  As a result of the economic situation in Argentina, we recognized $2.9 million in charges primarily in connection with the devaluation of the Argentine peso.  Partially offsetting these charges were gains of $1.7 million related to the sale of unutilized Zimbabwe fixed assets.  Selling, administrative and general expenses increased $5.8 million or 5.6% from 2001 to 2002 due primarily to increased personnel related expenses, and expenses related to improved technology for information sharing.  The increase in personnel related expenses includes incentive compensation awards that are based on our performance.

We recovered $1.4 million of restructuring charges in fiscal 2001. These recoveries related primarily to sales of fixed assets.

          During fiscal 2001, a subsidiary in Spain, Compania General de Tabacos de Filipinas (CdF) settled litigation regarding the alleged breach of contract in CdF's sale of a building located in Barcelona in 1991.  CdF successfully concluded the lawsuit in February 2001, resulting in income of $3.9 million.

Interest expense decreased 10.6% or $5.7 million due to lower average borrowings as well as lower average rates.

          We recognized non-cash charges of $10.2 million in 2002 compared to $4.7 million in 2001 from the change in fair value of non-qualifying interest rate swap instruments as discussed in Note D to the "Notes to Consolidated Financial Statements."

The effective tax rate was 27% in both 2002 and 2001. The effective tax rate is determined by the distribution of income between taxing jurisdictions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Comparison of the Year Ended June 30, 2001 to the Year Ended June 30, 2000
==========================================================================================================

Our sales and other operating revenues were $1.401 billion, a decrease of 4.9% from $1.474 billion in 2000.  The decrease was primarily due to lower quantities and prices of foreign grown tobacco and lower U.S. service and processing fees, and was offset partially by higher quantities and prices for U.S. grown tobacco and higher foreign service and processing revenues.  The decreases due to lower quantities and prices of foreign grown tobacco were $89.5 million and $9.1 million, respectively.  The increase in revenues from quantities of U.S. grown tobacco was $21.9 million, net of the decrease in revenues due to the shift to direct contract buying for certain customers with respect to the burley crop.  The increase in revenues from higher prices of U.S. grown tobacco was $5.7 million.  The decrease in quantities of foreign grown tobacco was primarily due to the delayed shipments and smaller crop size in South America in fiscal 2001 and our liquidation of old crop African tobacco in fiscal 2000.  The decrease in prices of foreign grown tobacco was primarily the result of sales of old crop tobacco in Africa and Europe.  Service and processing revenue from U.S. sources decreased $3.7 million primarily due to lower revenues from the U.S. Flue Cured Stabilization program offset partially due to changes in customer contracts related to the shift in the U.S. burley market from an auction system to a direct contract buying system, which shifts certain sales revenues to processing revenues.  Service and processing revenues from foreign sources increased $1.7 million and related primarily to fertilizer sales in Brazil.

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

We recovered $1.4 million of restructuring charges in fiscal 2001 and $0.2 million in fiscal 2000, primarily related to the disposals of fixed assets.

          During fiscal 2001, a subsidiary in Spain, Compania General de Tabacos de Filipinas (CdF) settled litigation regarding the alleged breach of contract in CdF's sale of a building located in Barcelona in 1991.  CdF successfully concluded the lawsuit in February 2001, resulting in income of $3.9 million.

          Interest expense decreased $4.1 million from $57.7 million in 2000 to $53.6 million in 2001.  A decrease in interest expense of $10.1 million due to lower average borrowings were partially offset by increases of $6.0 million due to increases in average interest rates.

          During the fiscal year ended June 30, 2001 we recognized non-cash charges of $4.7 million from the change in the fair value of non-qualifying interest rate swap instruments following the adoption of SFAS No. 133.  For further discussion of the effect of our adoption of SFAS No. 133 see Notes D and O to the "Notes to Consolidated Financial Statements."

The effective tax rate in 2001 was 27% compared to 23% in 2000. The change in the tax rate is due to changes in the distribution of income between taxing jurisdictions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources
==========================================================================================================
The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.
	Years Ended June 30
	_____________________________________________________________
(in thousands, except for current ratio)	2002	2001	2000
=========================================================================================================================================
Cash and cash equivalents…....................................………….	$ 108,991	$ 14,594	$ 27,249
Net trade receivables…..........................................…………...	173,576	177,733	222,754
Inventories and advances on purchases of tobacco….......……	478,096	457,400	463,801
Total current assets…............................................……………	792,038	673,279	753,874
Notes payable to banks….......................................…………..	181,629	205,823	198,095
Accounts payable…..............................................……………	76,794	69,343	71,554
Total current liabilities…........................................………….	362,979	500,416	320,139
Current ratio…....................................................…………….	2.2 to 1	1.3 to 1	2.4 to 1
Revolving Credit Notes and Other Long-Term Debt…....…..	7,521	3,641	275,856
Convertible Subordinated Debentures…......................………	73,328	73,328	73,328
Senior Notes…....................................................…………….	321,362	125,000	125,000
Stockholders' equity…...........................................…………..	434,663	411,539	403,504
Purchase of property and equipment…........................……….	20,180	19,061	11,962
Proceeds from sale of property and equipment…...........……..	5,911	3,255	9,559
Depreciation and amortization…...............................………...	41,865	44,310	43,986
_______________________________________________________________________________________________________________________________________

          Our operating profits fluctuate from year to year, primarily due to the effects of worldwide supply and demand on our inventory positions and other factors.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results."

          The purchasing and processing activities of our business are seasonal.  Our need for capital fluctuates accordingly and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year end.  We historically have needed capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also prefinance tobacco crops in certain foreign countries including Argentina, Brazil, Greece, Turkey and Indonesia by making cash advances to growers prior to and during the growing season.

          Our working capital increased from $173 million at June 30, 2001 to $429 million at June 30, 2002.  Our current ratio was 2.2 to 1 at June 30, 2002 compared to 1.3 to 1 at June 30, 2001.  At June 30, 2002, our current assets had increased $118.8 million and current liabilities had decreased $137.4 million from June 30, 2001.  The $118.8 million increase in current assets is primarily due to a $94.4 million increase in cash and a $20.7 million increase in inventories and advances on purchases of tobacco.  Decreases in current liabilities relate primarily to decreases of $120.9 million in the current portion of long-term debt and $24.2 million in notes payable to banks, offset partially by an increase of $7.4 million in accounts payable.  The temporary accumulation of cash and the decreases in the current portion of long-term debt and notes payable to banks correlate to the $200 million increase in senior note long-term debt which is described in detail below.

          Cash flows from operating activities were $67.1 million in 2002 compared to $149.8 million in 2001 and $177.7 million in 2000.  The decrease from cash flows from operations in 2002 compared to 2001 is primarily due to decreases of cash provided from customer advances of $72.1 million and decreases in cash provided by accounts receivable of $25.4 million partially offset by increases of $23.5 million from changes in deferred items.  The changes in customer advances and accounts receivable relate primarily to the delay of shipments of tobacco from Brazil from the fourth quarter of 2001 to the first quarter of 2002.  The changes in deferred items are primarily attributable to the change in the fair value of non-qualifying interest rate swap instruments and changes in deferred income taxes.

          The decrease from cash flows from operations in 2001 compared to 2000 is primarily due to $141.8 million less cash provided from inventories and advances on purchases of tobacco in 2001 partially offset by an increase of $74.4 million in cash advanced from customers and a decrease of $31.5 million in cash used for accounts payable and accrued expenses.  The decrease in cash provided from inventories and advances on purchases in 2001 is the result of our efforts to lower inventory levels and de-leverage our balance sheet.  The decrease in cash used for accounts payable and the increase in advances from customers are the result of the delay of the Brazilian crop and related shipments in 2001.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)
==========================================================================================================

          Cash flows used by investing activities were $10.9 million in 2002 and $14.5 million in 2001 compared to cash provided of $3.6 million in 2000.  The decreased cash used in investing activities in 2002 compared to 2001 is due to higher proceeds from the sale of property and equipment and higher repayments of notes receivable offset partially by higher purchases of property and equipment.  The decreased cash from investing activities in 2001 compared to 2000 is primarily due to higher purchases of property and equipment and lower proceeds from the sale of property and equipment.

          Cash flows from financing activities provided $36.4 million in 2002 compared to usage of $147.3 million in 2001 and $172.8 million in 2000.  The provision of cash in 2002 is due to both the $200 million Senior Note issuance and the $165 million syndicated bank credit facility, which are described below, offset by repayments related to our previous $250 million credit facility.  The decreased usage in 2001 compared to 2000 is due to lower net debt repayments.

          At June 30, 2002, we had seasonally adjusted lines of credit of $450.4 million.  At June 30, 2002, we had borrowed $181.6 million under our $450.4 million lines of credit with a weighted average interest rate of 4.55%.  At June 30, 2002, unused short-term lines of credit amounted to $210.7 million.  Total maximum borrowings, excluding the long-term credit agreements, during the fiscal year were $509.6 million.  At June 30, 2002, we had $34.0 million of letters of credit outstanding and an additional $24.1 million of letters of credit lines available.

We have summarized in the table below our contractual cash obligations and other commercial commitments as of June 30, 2002.

	Payments / Expirations by Period
	_______________________________________________________________________________________________
Contractual Obligations and Other Commercial Commitments	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
===============================================================================================================================================
Long-Term Debt..............………......…...	$398,088	$ 584	$126,600	$73,927	$196,977
Capital Lease Obligations..................…...	6,833	858	2,418	1,426	2,131
Operating Leases...............……........…...	26,103	4,633	8,846	2,400	10,224
Tobacco Purchase Obligations..………...	368,238	368,238	-	-	-
Grower Financing Guarantees............…..	46,230	32,185	7,130	6,915	-
	_______________________________________________________________________________________________
Total Contractual Obligations and
Other Commercial Commitments.……	$845,492	$406,498	$144,994	$84,668	$209,332
	=============================================================================================

Long-Term Debt

          In October 2001 we commenced a strategic refinancing that expanded our sources and available amounts of liquidity, extended the average maturity of our debt portfolio from 3.2 years to 6.4 years, and significantly reduced our dependence on short-term uncommitted debt facilities.

          On October 30, 2001 we completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933. The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006. The proceeds from the new Note issuance were used to repay certain existing indebtedness, including all amounts drawn under our $250 million syndicated credit facility.

          Concurrent with the completion of the Senior Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The rate at June 30, 2002 was 6.35%.  The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative qualifies for hedge accounting treatment (see also Notes D and O to the "Notes to Consolidated Financial Statements").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)
==========================================================================================================

          In addition, on October 31, 2001, we closed on a three-year $165 million syndicated bank credit facility with a group of six banks. The new syndicated bank credit facility replaced a $250 million two-year facility, which was scheduled to expire June 27, 2002. The financial covenants and other terms and conditions of the new facility are substantially similar to those of the $250 million facility.  The new credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. We continuously monitor our compliance with these covenants. The new credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.75% at June 30, 2002). We pay a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including management's judgment as to the most effective utilization of funds. Based on forecast working capital needs, we do not anticipate making significant draws on this facility in the near term.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances, cash from operations and equity and equity-linked securities.  At June 30, 2002, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for 2003.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

Lease Obligations

          Our off-balance sheet financing is not material.  We have both capital and operating leases.  In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying Consolidated Balance Sheet.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2009.  Operating assets that are of long-term and continuing benefit are generally purchased.

Tobacco Purchase Obligations and Grower Financing Guarantees

          Tobacco purchase obligations result from contracts with growers, primarily in the United States and Brazil, to buy either specified quantities of tobacco or the grower's total tobacco production.  Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco net of advances.  Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business.  In certain non-U.S. markets, we provide growers with materials necessary to grow tobacco and may either directly extend or guarantee bank loans to growers to finance the crop.  Under longer-term arrangements, we may also finance or guarantee financing on growers' construction of curing barns or other tobacco production assets.  We are obligated to repay any guaranteed loan should the grower default.  In accordance with accounting principles generally accepted in the United States, tobacco purchase obligations and grower financing guarantees are not reflected in the accompanying Consolidated Balance Sheet.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Tax and Repatriation Matters
==========================================================================================================

We are subject to income tax laws in each of the countries in which we do business through wholly owned subsidiaries and through affiliates.  We make a comprehensive review of the income tax requirements of each of our operations, file appropriate returns and make appropriate income tax planning analyses directed toward the minimization of our income tax obligations in these countries.  Appropriate income tax provisions are determined on an individual subsidiary level and at the corporate level on both an interim and annual basis.  These processes are followed using an appropriate combination of internal staff at both the subsidiary and corporate levels as well as independent outside advisors in review of the various tax laws and in compliance reporting for the various operations.

          Dividend distributions are made from certain subsidiaries while the undistributed earnings of certain other foreign subsidiaries are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends.  We intend to reinvest such undistributed earnings of foreign subsidiaries indefinitely; accordingly, no provision has been made for U.S. taxes on those earnings.  We regularly review the status of the accumulated earnings of each of our U.S. and foreign subsidiaries and reevaluate the aforementioned dividend policy as part of our overall financing plans.

Critical Accounting Policies and Estimates
==========================================================================================================

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are those described below.

Inventories

Inventories are valued at the lower of cost or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.

Income Taxes

As part of the process of preparing our consolidated financial statements, we are required under the rules of SFAS No. 109, "Accounting for Income Taxes," to estimate income taxes in each of the jurisdictions in which we operate.  Accordingly, the process involves estimating actual current tax expense along with assessing temporary differences resulting from differing treatment of items for book and tax purposes. These timing differences result in deferred tax assets and liabilities, which are included in our consolidated balance sheet.  We record a valuation allowance to reduce our deferred tax assets to the amount that is more likely than not to be realized.  We have considered future taxable income and ongoing tax planning strategies in assessing the need for the valuation allowance.

Impairment of Long-Lived Assets and Intangibles

We review the carrying values of our long-lived assets, including goodwill and identifiable intangibles, whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  Unforeseen events and changes in circumstances and market conditions and material differences in the value of intangible assets due to changes in estimates of future cash flows could negatively affect the fair value of our assets and result in an impairment charge.  Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenues performance measures.  The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)
==========================================================================================================

          Effective July 1, 2002, we will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," and will be required to analyze our goodwill for impairment as of July 1, 2002, and then on an annual basis thereafter.

Pensions and Postretirement Healthcare and Life Insurance Benefits

The valuation of our pension and other postretirement healthcare and life insurance plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits and mortality rates. The actuarial assumptions used in our pension reporting are reviewed annually and compared with external benchmarks to assure that they accurately account for our future pension obligations. Changes in assumptions and future investment returns could potentially have a material impact on our pension expenses and related funding requirements.  See Note K to the "Notes to Consolidated Financial Statements" for a further discussion of these assumptions and how a change in certain of these assumptions could affect our earnings.

Contingencies

A contingency is an existing condition, situation, or set of circumstances involving uncertainty that will ultimately be resolved when one or more future events occur or fail to occur.  Provisions for contingencies are required to be established when it is probable that the future event will or will not occur and that its impact can be reasonably estimated.  When we either are not able to make an assessment of an amount or have determined that the probability of a loss occurring is not likely, no liability is recorded in the consolidated financial statements for the contingency.  Provisions may be required as circumstances change with respect to ongoing matters or as new issues emerge.

The above listing is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by generally accepted accounting principles, with no need for management's judgment in their application. There are also areas in which management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and notes thereto, which contain accounting policies and other disclosures required by generally accepted accounting principles.

Accounting Matters
==========================================================================================================

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provided a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities.  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133," which delayed implementation of SFAS No. 133 until years beginning after June 15, 2000.  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133.  Effective July 1, 2000, we adopted SFAS No. 133 as amended.  See Notes D and O to the "Notes to Consolidated Financial Statements."

          Effective July 1, 2000, four of our European subsidiaries changed their fiscal year end from March 31 to June 30.  More efficient financial reporting routines have allowed us to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in our consolidated financial statements.  For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change.  See Note O to the "Notes to Consolidated Financial Statements."

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounting Matters (Continued)
==========================================================================================================

          We intend to apply the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003.  Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $6.2 million ($.14 basic earnings per share) per year.  During fiscal year 2003, we will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002. Based on current evaluations, we do not believe there will be any material impact on our consolidated financial statements as a result of impairment..

          In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we will adopt this new accounting standard on July 1, 2002. We believe the adoption of SFAS No. 144 will not have a material impact on our financial statements.

          In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary.  We do not foresee any material impact as a result of SFAS No. 145.

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  We will adopt this standard by the required December 2002 deadline.  We do not believe there will be any material impact as a result of this statement.

Factors that May Affect Future Results
==========================================================================================================

The following important factors, among other things, in some cases have affected, and in the future could affect, our actual operating and financial results and could cause our actual results for 2003 and beyond to differ materially from those expressed in any forward-looking statements made by us.  The terms "we" or "our" in this section refer to DIMON Incorporated and its consolidated subsidiaries.

Risks Relating To Our Operations
==========================================================================================================

Our financial results will vary according to growing conditions, customer indications and other factors, which also reduces your ability to gauge our performance and increases the risk of an investment in our securities.

Our financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and crop sizes.  The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and our processing schedule and results of operations can be significantly altered by these factors.

          Further, the timing and unpredictability of customer indications, orders and shipments causes us to keep tobacco in inventory, increases our risk and results in variations in quarterly and annual financial results.  We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs.  Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product.  Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers' needs and shipping instructions.  In particular, because significant deliveries of Brazilian tobacco are made at the end of our fourth fiscal quarter of each year or the beginning of the first quarter of the following year, significant amounts of sales and operating profits may shift from fiscal year to fiscal year.

          These fluctuations result in varying volumes and sales in given periods, which also reduces your ability to compare our financial results in different periods or in the same periods in different years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)
==========================================================================================================

Our adoption and application of certain standards in financial accounting could cause our annual and quarterly financial results to vary and will reduce your ability to gauge our performance, increasing the risk of an investment in our securities.

Effective July 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."  As a result of adoption of SFAS No. 133, we recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  We use forward contracts to mitigate our exposure to changes in foreign currency exchange rates on forecasted transactions.  Generally, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on our consolidated statement of earnings.  We have traditionally used interest rate swaps to mitigate our exposure to changes in interest rates related to certain debt agreements.  The swaps convert floating-rate debt to fixed-rate debt.  Interest rate swaps, to the extent they are effective hedges, are accounted for as cash flow hedges, with the changes in the fair values of these instruments being recorded in accumulated other comprehensive income net of deferred taxes.  Changes in the fair values of derivatives not qualifying as hedges are reported in income.  As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time.  We plan to continue the practice of economically hedging various components of our debt.  However, as a result of SFAS No. 133, certain swap instruments have and may continue to create volatility in future reported earnings.

          In addition, we will begin to apply SFAS No. 142, "Goodwill and Other Intangible Assets," as of July 1, 2002 and, as a result, will no longer amortize goodwill and intangible assets, resulting in increased earnings.  However, if we determine that there has been a material impairment to goodwill or other intangible assets with indefinite lives, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period.  This could cause variances in our reported earnings in different quarters and years, which may impair your ability to compare results in those periods.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Accounting Matters" and Notes D and O to the "Notes to Consolidated Financial Statements."

The shift to direct buying of green tobacco by many of our U.S. customers affects your ability to compare our quarter to quarter or year to year results and could have an adverse effect on our results of operations.

Comparability of our sales revenues has been affected by the shift to direct contract buying in the United States.  Traditionally in the United States, we have taken ownership of all green tobaccos we purchased, then processed and resold that tobacco to our customers.  Concurrent with the shift from an auction system to a direct contract buying system in the United States, beginning with the 2000 U.S. burley crop, certain major U.S. customers began purchasing green tobacco directly from the growers.  We no longer take ownership of that tobacco and may no longer record revenues associated with its resale.  With the shift to direct contract buying, we estimate that our sales and other operating revenues have decreased $200 million to $210 million in fiscal year 2002 from fiscal year 2001.  We expect to continue to earn and record service revenues for the processing of all such tobaccos for our customers.  Our gross profit has not been materially affected by the shift to direct contract buying by our customers, although sales revenues have been reduced and our profit margin has improved.  Although we expect to purchase the majority of our 2002 flue-cured and burley crop requirements through direct contract buying, we will still need to maintain buying personnel in the residual auction markets, which could affect our ability to manage our costs.

Our extension of credit to tobacco growers could have an adverse effect on our financial condition.

We make advances to tobacco growers in many countries to finance their growing of tobacco for sale to us.  Crop advances to growers are generally secured by the grower's agreement to deliver green tobacco.  In the event of crop failure, recovery of advances could be delayed until deliveries of future crops or indefinitely.  The temporary or permanent loss of these advances to growers could have a material adverse effect on our financial condition or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)
==========================================================================================================
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

Our customers are manufacturers of cigarette and tobacco products in several countries around the world.  Several of these customers individually account for a significant portion of our sales in a normal year. Of our consolidated tobacco sales in 2002, 2001 and 2000, approximately 35%, 36% and 30%, respectively, represented sales to various tobacco customers which we believe are owned by or under common control of Japan Tobacco Inc. or Philip Morris Companies Inc.  In addition, tobacco product manufacturers are currently experiencing a period of consolidation, and further consolidation among our customers could decrease such customer's demand for our leaf tobacco or processing services.  The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

We face increased risks of doing business due to the extent of our international operations.

We do business in over 40 countries, many of which do not have stable economies or governments.  Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies and currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit in substantial amounts for the purchase of tobacco from growers.

          We have expanded our international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco.  We have significant investments in our purchasing, processing and exporting operations in Brazil, Malawi, Tanzania, Zimbabwe, Turkey, Italy and Thailand.  In particular, we derive significant operating profit from our operations in Brazil and Zimbabwe.  In recent years, these countries' economic problems have received wide publicity related to devaluation of the local currency and inflation.  While devaluation can affect our purchase costs of tobacco and our processing costs, it has not and is not expected to affect adversely our ability to export tobacco from these countries.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations.  The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the current year tobacco crop, which was being marketed through auction at June 30, 2002, is estimated to decline by approximately 19% in comparison to the prior year crop.  Further volume declines of as much as 40% have been forecast by some industry sources in connection with next year’s tobacco crop.  If the political and economic situation in Zimbabwe was to significantly deteriorate, or if tobacco crop volumes were to continue declining at a significant rate, our ability to recover our assets there could be impaired.  Our Zimbabwe subsidiary has long-lived assets of approximately $49.4 million as of June 30, 2002.

          Argentina is in a period of political and economic uncertainty.  We purchase Argentine tobacco for export.  We recognized  $2.9 million in charges primarily in connection with the devaluation of the Argentine peso. We do not own any processing assets in Argentina and do not foresee any additional material effects on our operations there.  However, we do continue to closely monitor events associated with the instability in Argentina and their possible impact on future results.

          In addition, the September 11, 2001 terrorist attacks on the World Trade Center in New York and the Pentagon in Washington, D.C. and the resulting international war on terrorism, have caused uncertainty and volatility in the U.S. and international economies and financial markets.  There can be no assurance that there will not be further terrorists attacks against the United States or U.S. businesses operating abroad.  We cannot predict what effect these events, including the retaliatory measures that have been taken, and those that may be taken in the future, may have on global economic conditions, the financial markets, or on our business and results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)
==========================================================================================================

          We do business in countries that have tax regimes in which the rules are not clear or not consistently applied.  This is especially true with regard to international transfer pricing.  We have not had any significant exposure to date as a result of these risks.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.

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

          Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt, a 10 percent change in interest rates would have the effect of increasing or decreasing interest expense by $1.2 million.

Our indentures and credit agreements contain, and in the future could contain additional, covenants and tests that would limit our ability to take actions or cause us to take actions we may not normally take.

Our existing indentures and credit agreements contain a number of significant covenants. These covenants will limit our ability to, among other things:

· borrow additional money;
· make capital expenditures and other investments;
· merge, consolidate or dispose of our assets;
· acquire assets in excess of certain dollar amounts; and
· grant liens on our assets.

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

Under the terms of the Indentures relating to our 8 7/8% Senior Notes due 2006 and 9 5/8% Senior Notes due 2011, we will not be permitted to make certain payments that are restricted by such Indentures, including cash dividends on our common stock.  We generally may make such restricted payments, provided that (1) we are not in default under the Indentures, (2) we are able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indentures, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of our consolidated net income for the period from April 1, 1996, through the end of our most recent fiscal quarter and (z) the net cash proceeds from our sale of any equity securities or debt securities that are converted into equity securities.  At June 30, 2002 and 2001, we were permitted to make restricted payments, including cash dividends on our common stock, of up to $46.4 million and $36.1 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry
==========================================================================================================
Reductions in demand for consumer tobacco products could adversely affect our results of operations.

The tobacco industry, both in the United States and abroad, continues to face a number of issues that may reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows and financial condition.

These issues, some of which are more fully discussed below, include:

·	governmental actions seeking to ascribe to tobacco product manufacturers liability for adverse health effects associated with smoking and exposure to environmental tobacco smoke;
·	smoking and health litigation against tobacco product manufacturers;
·	possible tax increases on consumer tobacco products;
·

current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement ("MSA") between state governments in the United States and tobacco product manufacturers;

·	governmental and private bans and restrictions on smoking;
·	actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;
·	restrictions on tobacco product manufacturing, marketing, advertising and sales;
·	the diminishing social acceptance of smoking;
·	increased pressure from anti-smoking groups; and
·	other tobacco product legislation that may be considered by Congress, the states and other countries.
Tobacco product manufacturer litigation may reduce demand for our services.

Our primary customers, the leading cigarette manufacturers, face thousands of lawsuits brought throughout the United States and, to a lesser extent, the rest of the world.  The effects of the lawsuits on our customers could reduce their demand for tobacco from us.  These lawsuits have been brought by plaintiffs, including (1) individuals and classes of individuals alleging personal injury, (2) governments (including governmental and quasi-governmental entities in the United States and abroad) seeking recovery of health care costs allegedly caused by cigarette smoking, and (3) other groups seeking recovery of health care expenditures allegedly caused by cigarette smoking, including third-party health care payors, such as unions and health maintenance organizations. Damages claimed in some of the smoking and health cases range into the billions of dollars.  In September 1999, the United States Department of Justice filed a lawsuit against the leading cigarette manufacturers, seeking to recover billions of dollars.  Additional plaintiffs continue to file lawsuits.

          There have been several jury verdicts in tobacco product litigation during the past three years.  For example, in July 2000, the jury in the Engle smoking and health class action in Florida returned a verdict against the cigarette manufacturer defendants for approximately $145 billion in punitive damages.  The Engle case is being appealed.  More recently, a California jury in an individual smoker case returned a verdict against Philip Morris Incorporated for $3 billion in punitive damages.  The judge in the case reduced the award to $100 million.  Philip Morris Incorporated has filed an appeal in this case.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry (Continued)
==========================================================================================================
Key provisions of the MSA are as follows:

· payments of approximately $206 billion over 25 years from the cigarette manufacturers to the states;
· marketing and advertising restrictions, including bans on cartoon characters, point-of-sale advertising, billboards, bus and taxi placards and sponsorships of most sporting events by brand names;
· disbanding the Tobacco Institute, the Council for Tobacco Research and the Council for Indoor Air Research;
· eliminating vending machine sales and requiring that all tobacco products be behind a counter; and
· making payments of $1.7 billion for educational efforts about the dangers of smoking and to discourage youth smoking.

          The MSA and other state settlement agreements include provisions relating to advertising and marketing restrictions, public disclosure of industry documents, limitations on challenges to tobacco product control and underage use laws, lobbying activities and other provisions.

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

In recent years, members of Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, or provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, allow state and local governments to restrict the sale and distribution of cigarettes, and eliminate or reduce the tax deductibility of tobacco product advertising.  It is not possible to determine the outcome of these regulatory initiatives, or to predict what, if any, other foreign or domestic governmental legislation or regulations will be adopted relating to the manufacturing, advertising, sale or use of cigarettes, or to the tobacco industry generally.  However, if any or all of the foregoing were to be implemented, our business, volume, results of operations, cash flows and financial condition could be materially adversely affected.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry (Continued)
==========================================================================================================

          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking.  In some cases, such restrictions are more onerous than those in the United States.  For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries.  Further, the World Health Organization and its member states are negotiating a proposed Framework Convention for Tobacco Control, which would require signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.  It is impossible to predict the extent to which these and any additional restrictions might affect our business.

          In addition, from time to time, the leaf tobacco industry has been the subject of government investigations regarding trade practices.  In September 1998, we and several of our employees received subpoenas relating to an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry.  We have received notice that this investigation has been concluded without any action taken against us.  In addition, we are currently defending a class action brought on behalf of U.S. tobacco growers alleging that cigarette manufacturers and certain leaf tobacco merchants violated U.S. antitrust laws by bid-rigging at tobacco auctions and conspiring to undermine the tobacco quota and price support program.  See Note N to the "Notes to Consolidated Financial Statements."

          Due to the present litigation, regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales may not continue and that existing sales may decline.  It is not possible to predict the extent to which any of these issues may affect our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The information required by this item, to the extent applicable, is included in "Management's Discussion and Analysis of Financial Condition and Results of Operations - Risk Relating To Our Operations" above and in Note D to the "Notes to Consolidated Financial Statements."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME DIMON Incorporated and Subsidiaries
	Years Ended June 30
	_____________________________________________________
(in thousands, except per share data)	2002	2001	2000
==============================================================================================================================
Sales and other operating revenues…................................………..	$1,259,720	$1,400,955	$1,473,630
Cost of goods and services sold…....................................………...	1,054,255	1,209,931	1,286,128
	_____________________________________________________
	205,465	191,024	187,502
Selling, administrative and general expenses…....................……	109,363	103,537	106,657
Restructuring recovery..........…………………………………….	-	(1,384)	(211)
Recovery from litigation settlements...............................…………	-	(3,923)	-
	_____________________________________________________
Operating Income…................................................…………..	96,102	92,794	81,056
Interest expense…......................................................……………	47,877	53,574	57,704
Current charge derivative financial instruments.............…………	10,202	4,680	-
	_____________________________________________________
Income before income taxes, equity in net
income (loss) of investee companies and	38,023	34,540	23,352
cumulative effect of accounting changes……………………..
Income taxes…...............................................……………………	10,202	9,272	5,381
	_____________________________________________________
Income before equity in net income (loss) of investee
companies and cumulative effect of accounting changes…….	27,821	25,268	17,971
Equity in net income (loss) of investee companies (net
of income taxes)…...................................................………….	(345)	(271)	17
	_____________________________________________________
Income before cumulative effect of accounting changes…………	27,476	24,997	17,988

Cumulative effect of accounting changes, net of income taxes:
Reporting period of subsidiaries…..............…….........……….	-	284	-
Derivative financial instruments….....................……….……..	-	(387)	-
	_____________________________________________________
NET INCOME….............................................………….………..	$ 27, 476	$ 24,894	$ 17,988
	===================================================
Other Comprehensive Income:
Net Income…................................................…………………	$ 27,476	$ 24,894	$ 17,988
Equity Currency Conversion Adjustment…...…….………….	1,105	(2,776)	(2,576)
Additional Minimum Pension
Liability Adjustment ……………………….………….….	(1,204)	(478)	456
Reclassification of Derivative Financial
Instruments into Earnings ..………………….………….…	4,192	-	-
Derivative Financial Instruments Adjustment….……………..	-	(4,828)	-
	_____________________________________________________
TOTAL COMPREHENSIVE INCOME…...............…………….	$ 31, 569	$ 16,812	$ 15,868
	===================================================
Basic Earnings Per Share
Income before cumulative effect of accounting changes………	$.62	$.56	$.40
Cumulative effect of accounting changes..........……....………	-	-	-
	_____________________________________________________
Net Income…................................................………………….	$.62	$.56	$.40
	===================================================
Diluted Earnings Per Share
Income before cumulative effect of accounting changes………	$.61*	$.56*	$.40*
Cumulative effect of accounting changes.…….............………	-	-	-
	_____________________________________________________
Net Income…............………...................................…………..	$.61*	$.56*	$.40*
	===================================================
_____________________________________________________________________________________________________________________________
See notes to consolidated financial statements
* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
-27-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET DIMON Incorporated and Subsidiaries

	June 30
	______________________________________________
(in thousands)	2002	2001
==============================================================================================================================
ASSETS
Current assets
Cash and cash equivalents…...........................................………….	$ 108,991	$ 14,594
Notes receivable…......................................................……………..	4,400	4,991
Trade receivables (net of allowances of $1,935 in
2002 and $1,230 in 2001)…....................................……………..	173,576	177,733
Inventories:
Tobacco…..............................................................………………	391,112	398,236
Other….................................................................……………….	19,215	18,354
Advances on purchases of tobacco…................................………...	67,769	40,810
Current deferred and recoverable income taxes….................……..	9,736	4,816
Prepaid expenses and other assets….................................………..	17,239	13,745
	______________________________________________
Total current assets…..........................................………………	792,038	673,279
	______________________________________________

Investments and other assets
Equity in net assets of investee companies….......................………	1,072	2,358
Other investments…....................................................…………….	1,941	2,970
Notes receivable…......................................................…………….	5,354	8,795
Other…....................................................................……………….	24,566	24,613
	______________________________________________
	32,933	38,736
	______________________________________________

Intangible assets
Goodwill……………………………………………………………	151,772	158,945
Production and supply contracts…...................................…………	3,938	7,085
Pension asset…..........................................................……………...	1,664	938
	______________________________________________
	157,374	166,968
	______________________________________________
Property, plant and equipment
Land…....................................................................………………..	18,676	19,127
Buildings…...............................................................………………	178,987	181,641
Machinery and equipment…...........................................………….	210,769	208,618
Allowances for depreciation…........................................………….	(151,148)	(139,078)
	______________________________________________
	257,284	270,308
	______________________________________________

Deferred taxes and other deferred charges…..........................………	37,461	32,798
	______________________________________________
	$1,277,090	$1,182,089

______________________________________________________________________________________________________________________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET DIMON Incorporated and Subsidiaries

			June 30
			______________________________________________
(in thousands)			2002	2001
==============================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks…...............................................…………...			$ 181,629	$ 205,823
Accounts payable:
Trade….................................................................……………….			55,277	51,511
Officers and employees…...........................................…………..			13,553	10,030
Other….................................................................……………….			7,964	7,802
Advances from customers…...........................................…………..			67,616	72,612
Accrued expenses….....................................................…………….			24,797	22,306
Income taxes…...........................................................……………..			11,015	8,325
Long-term debt current…..............................................……………			1,128	122,007
			______________________________________________
Total current liabilities…..........................................…………..			362,979	500,416
			______________________________________________
Long-term debt
Revolving Credit Notes and Other….................................………...			7,521	3,641
Convertible Subordinated Debentures….............................……….			73,328	73,328
Senior Notes (Net of Fair Value Adjustment
of ($3,638) in 2002 and $0 in 2001) ……………………………..			321,362	125,000
			______________________________________________
			402,211	201,969
			______________________________________________

Deferred credits:
Income taxes…...........................................................……………...			9,243	6,380
Compensation and other…...................................………………….			67,205	60,825
			______________________________________________
			76,448	67,205
			______________________________________________
Minority interest in subsidiaries….......................................…………			789	960
			______________________________________________

Commitments and contingencies…......................................………...			-	-
			______________________________________________

Stockholders' equity	2002	2001
Preferred Stock—no par value:
Authorized shares….................……..	10,000	10,000
Issued shares….......................………	-	-	-	-
Common Stock—no par value:	2002	2001
Authorized shares….................……..	125,000	125,000
Issued shares….......................………	44,640	44,575	182,768	182,284
Retained earnings…..................................................………………			264,148	245,601
Accumulated other comprehensive income…....................……….			(12,253)	(16,346)
			______________________________________________
			434,663	411,539
			______________________________________________
			$1,277,090	$1,182,089
______________________________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF STOCKHOLDERS' EQUITY DIMON Incorporated and Subsidiaries

			Accumulated Other Comprehensive Income
			______________________________________________
(in thousands, except per share amounts)	Common Stock	Retained Earnings	Equity Currency Conversions	Additional Minimum Pension Liability	Derivative Financial Instruments	Total Stockholders' Equity
==============================================================================================================================

Balance, June 30, 1999….…	$182,143	$220,540	$ (5,112)	$(1,032)	$ -	$396,539
Net income for the year……		17,988				17,988
Cash dividends - $.20
per share…..............…….		(8,903)				(8,903)
Conversion of foreign
currency financial
statements….............…...			(2,576)			(2,576)
Adjustment in the minimum
pension liability…......….				456		456
	____________________________________________________________________________________________

Balance, June 30, 2000….…	$182,143	$229,625	$ (7,688)	$ (576)	$ -	$403,504
Net income for the year……		24,894				24,894
Cash dividends - $.20
per share…..............…….		(8,918)				(8,918)
Issue of 50,000 shares of
restricted stock………….	141					141
Conversion of foreign
currency financial
statements….............…...			(2,776)			(2,776)
Adjustment in the minimum
pension liability…......….				(478)		(478)
Adjustment in derivative
financial instruments…...					(4,828)	(4,828)
	____________________________________________________________________________________________

Balance, June 30, 2001….…	$182,284	$245,601	$ (10,464)	$(1,054)	$(4,828)	$411,539
Net income for the year……		27,476				27,476
Cash dividends - $.20
per share…..............…….		(8,929)				(8,929)
Issue of 65,000 shares of
restricted stock………….	484					484
Conversion of foreign
currency financial
statements….............…...			1,105			1,105
Adjustment in the minimum
pension liability…......….				(1,204)		(1,204)
Reclassification of
derivative financial
instruments
into earnings….………...					4,192	4,192
	____________________________________________________________________________________________
Balance, June 30, 2002…….	$182,768	$264,148	$ (9,359)	$(2,258)	$ (636)	$434,663
______________________________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS
DIMON Incorporated and Subsidiaries

	Years Ended June 30
	____________________________________________________
(in thousands)	2002	2001	2000
========================================================================================================================================
Operating activities
Net Income…...........................................…………………....	$ 27,476	$ 24,894	$ 17,988
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization…....................................….	41,865	44,310	43,986
Restructuring recovery…......……………………………..	-	(1,384)	(211)
Recovery from litigation settlement…............................….	-	(3,923)	-
Deferred items................................................................….	8,822	(14,675)	(605)
Loss (gain) on foreign currency transactions….............….	4,411	3,621	(554)
Loss (gain) on disposition of fixed assets…..................….	(902)	230	(300)
Bad debt expense…........................................................….	477	70	534
Decrease in accounts receivable…................………….…..	8,048	33,467	30,931
Decrease (increase) in inventories and advances
on purchases of tobacco…............................................….	(17,108)	(1,464)	140,355
Decrease (increase) in current deferred
and recoverable taxes…...……………………………….	(4,856)	5,068	40
Decrease (increase) in prepaid expenses.........................….	(5,673)	(4,376)	3,442
Increase (decrease) in accounts payable and
accrued expenses….……………………………………..	9,363	(4,823)	(36,414)
Increase (decrease) in advances from customers………….	(6,796)	65,312	(9,081)
Increase (decrease) in income taxes…...........................…..	1,608	3,730	(12,450)
Other…...........................................................................…..	362	(213)	56
	____________________________________________________
Net cash provided by operating activities…...............…..	67,097	149,844	177,717
	____________________________________________________

Investing activities
Purchase of property and equipment…..............................….	(20,180)	(19,061)	(11,962)
Proceeds from sale of property and equipment…..............….	5,911	3,255	9,559
Payments received on notes receivable and
receivable from investees…..........................................…..	5,442	4,014	10,636
Issuance of notes receivables………………………………..	(1,884)	(2,694)	(9,385)
Other…………………………………………………………	(199)	27	4,768
	____________________________________________________
Net cash provided (used) by investing activities…......……	(10,910)	(14,459)	3,616
_______________________________________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
DIMON Incorporated and Subsidiaries

	Years Ended June 30
	____________________________________________________
(in thousands)	2002	2001	2000
========================================================================================================================================
Financing activities
Net change in short-term borrowings…............................…..	$ (30,129)	$ (14,134)	$(202,981)
Proceeds from long-term borrowings….............................….	266,253	146,584	444,248
Repayment of long-term borrowings…..............................….	(183,251)	(270,813)	(405,175)
Debt issuance cost………………...…..............................…..	(7,566)	-	-
Cash dividends paid to DIMON Incorporated stockholders...	(8,929)	(8,918)	(8,903)
	____________________________________________________
Net cash provided (used) by financing activities.................	36,378	(147,281)	(172,811)
	____________________________________________________
Effect of exchange rate changes on cash…............................…	1,832	(759)	(2,724)
	____________________________________________________
Increase (decrease) in cash and cash equivalents…...........……	94,397	(12,655)	5,798
Cash and cash equivalents at beginning of year….............……	14,594	27,249	21,451
	____________________________________________________
Cash and cash equivalents at end of year…..........……....	$ 108,991	$ 14,594	$ 27,249
	==================================================

Other information:
Cash paid during the year:
Interest…........................................................…………….	$ 42,049	$ 51,603	$ 61,816
Income taxes….................................................……………	12,301	14,609	15,460
_______________________________________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies
Consolidation

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

Revenue Recognition
Sales recognition is based on the passage of ownership, usually with shipment of product.

Cash and Cash Equivalents
Cash equivalents are defined as temporary investments of cash with maturities of less than 90 days.

Inventories

Inventories are valued at the lower of cost or market. Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.

          Costs of tobacco inventories are generally determined by the average cost method while costs of other inventories are generally determined by the first-in, first-out method.  Tobacco inventory is substantially finished goods.  Interest and other carrying charges on the inventories are expensed in the period in which they are incurred.

Intangible Assets

Goodwill has been amortized on a straight-line basis over periods ranging from 10 to 40 years through June 30, 2002.  The accumulated amortization at June 30, 2002, is $36,973 ($29,468 at June 30, 2001).

          Production contracts include the cost allocated to contracts associated with growers for the future supply of their annual tobacco production.  The production contracts are being amortized primarily on a straight-line basis over ten years.  Reductions in accumulated amortization as of June 30, 2002 for production contracts that became fully amortized during the year totaled $28,000.  The accumulated amortization on production contracts at June 30, 2002 is $4,609 ($29,463 at June 30, 2001).

          Effective July 1, 2002, the Company will adopt Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" and will be required to analyze its goodwill for impairment as of July 1, 2002, and then on an annual basis thereafter.

Property, Plant and Equipment

Property, plant and equipment is accounted for on the basis of cost.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 40 years, 5 to 10 years and 3 to 5 years, respectively.  The consolidated financial statements do not include fully depreciated assets.

          The carrying value of long-lived assets is periodically reviewed for impairment, including a determination of whether events or circumstances have changed that may indicate that an impairment of value exists, based upon an assessment of future operations.  If an evaluation is required, the projected future undiscounted operating cash flows of the related business unit is compared to the carrying value of the long-lived assets to determine if a writedown to fair value is required.  The Company believes that no impairment of long-lived assets existed at June 30, 2002.  The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.  Depreciation expense for 2002, 2001 and 2000 was $29,654, $28,513 and $27,301, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)
Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes."  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities," which provided a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities.  In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of SFAS No. 133," which delayed implementation of SFAS No. 133 until years beginning after June 15, 2000.  In June 2000, the FASB issued SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities," which amended SFAS No. 133.  Effective July 1, 2000, the Company adopted SFAS No. 133 as amended.  See Notes D and O to the "Notes to Consolidated Financial Statements."

          Effective July 1, 2000, four of the Company's European subsidiaries changed their fiscal year end from March 31 to June 30.  More efficient financial reporting routines have allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in its consolidated financial statements.  For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change.  See Note O to the "Notes to Consolidated Financial Statements."

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

          The Company intends to apply the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003.  Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $6.2 million ($.14 basic earnings per share) per year.  During fiscal year 2003, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of July 1, 2002. Based on current evaluations, the Company does not believe there will be any material impact on its consolidated financial statements as a result of impairment.

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

          In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  This statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary.  The Company does not foresee any material impact as a result of SFAS No. 145.

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  The Company will adopt this standard by the required December 2002 deadline.  The Company does not believe there will be any material impact as a result of this statement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)
Earnings Per Share

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding.  The diluted earnings per share calculation assumes that all of the outstanding Convertible Subordinated Debentures outstanding during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense.  The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options and restricted shares outstanding.

DIMON and Subsidiaries Computation of Earnings Per Common Share
	Years Ended June 30
	___________________________________________________
(in thousands, except per share data)	2002	2001	2000
==============================================================================================================================
BASIC EARNINGS
Income before cumulative effect of accounting changes.....................	$27,476	$24,997	$17,988
Cumulative effect of accounting changes............................………….	-	(103)	-
	___________________________________________________
Net Income………………………………………………………...…	$27,476	$24,894	$17,988
	=================================================
SHARES
Weighted Average Number of Shares Outstanding…................…….	44,525	44,525	44,525
	=================================================

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes.....................	$.62	$.56	$.40
Cumulative effect of accounting changes............................….. …….	-	-	-
	______	______	______
Net Income…………………………………………………………...	$.62	$.56	$.40
	=====	=====	=====

DILUTED EARNINGS
Income before cumulative effect of accounting changes.....................	$27,476	$24,997	$17,988
Add after tax interest expense applicable to 6 ¼%
Convertible Debentures issued April 1, 1997…........………………	- *	- *	- *
	___________________________________________________
Income before cumulative effect of accounting changes.....................	27,476	24,997	17,988
Cumulative effect of accounting changes............................………….	-	(103)	-
	___________________________________________________
Net Income as Adjusted….......................................………………….	$27,476 *	$24,894 *	$17,988 *
	=================================================
SHARES
Weighted average number of common shares outstanding….......…...	44,525	44,525	44,525
Restricted shares issued (2002 and 2001) and shares
applicable to stock options, net of shares assumed to
be purchased from proceeds at average market price………………	522	313	-
Assuming conversion of 6 ¼% Convertible
Debentures at the beginning of the period…..............……………...	- *	- *	- *
	___________________________________________________
Average Number of Shares Outstanding…............................………..	45,047 *	44,838 *	44,525 *
	=================================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)
DIMON and Subsidiaries Computation of Earnings Per Common Share
	Years Ended June 30
	___________________________________________________
(in thousands, except per share data)	2002	2001	2000
===================================================================================================================================
DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes.....................	$.61 *	$.56 *	$.40 *
Cumulative effect of accounting changes............................………….	-	-	-
	______	______	______
Net Income as Adjusted…................................……….......………….	$.61 *	$.56 *	$.40 *
____________________________________________________________________________________________________________________________________

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Note B – Restructuring and Asset Impairment Costs

In 1995, the Company commenced various activities to restructure its worldwide operations and accrued certain reserves in connection with this restructuring plan.  The reserve balance at June 30, 2002, 2001 and 2000 is $4,406, $5,216 and $5,661, respectively, and is included in accrued expenses and deferred compensation and other.  The balance relates to employee separations and decreased by $810 in 2002, $445 in 2001 and $1,146 in 2000 due to cash payments.

          During 1999, the Company made a writedown for impairment of $10,120 for assets identified as available-for-sale in accordance with SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of."  The market value of the assets written down was approximately $24,240.  The Company has recovered no restructuring charges in fiscal 2002 and $1,384 and $211 in fiscal 2001 and 2000, respectively, primarily related to the disposals of fixed assets.  Of the original $24,240, no assets remain available for sale at June 30, 2002.

Note C – Investee Companies and Related Parties
The combined summarized information for investee companies follows:
	2002	2001	2000
===================================================================================================================================
Current assets…..............................…………………………………….	$4,093	$4,388	$3,274
Non-current assets…..............................……………………………….	1,295	1,732	1,999
Current liabilities…..............................………………………………...	3,137	2,673	522
Non-current liabilities…..............................……………………………	18	23	38
Interest of other shareholders…..............................……………………	833	1,189	1,537
Net sales…..............................…………………………………………	6,248	4,018	5,718
Gross profit…..............................………………………………………	590	947	1,393
Net loss…..............................……………………………………..……	(207)	(421)	(140)
____________________________________________________________________________________________________________________________________

Balances with related parties, primarily unconsolidated, affiliated companies, are as follows:
	2002	2001	2000
===================================================================================================================================
Trade receivables…................................................…………………….	$2,597	$3,301	$10,081
Advances on purchases of tobacco…...........................……………...…	(112)	13	(146)
Trade payables and advances from customers…..............……………..	1,518	1,836	2,631
Other income: Interest….........................................………………...…	81	145	578
Net sales…..........................................................………………………	-	64	522
Purchases of tobacco…...........................................…………………....	2,584	6,542	47,441
____________________________________________________________________________________________________________________________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note C – Investee Companies and Related Parties (Continued)

          During fiscal 2002, 2001 and 2000, the Company paid $2.8 million, $2.4 million and $1.9 million, respectively, in leasing arrangements for storage facilities and equipment.  The primary owners of the lessor are current and former employees of a subsidiary of the Company in Zimbabwe.

Note D – Derivative and Other Financial Instruments
The carrying value and estimated fair value of the Company's long-term debt are $403,339 and $402,977, respectively, as of June 30, 2002 and $203,976 and $193,562, respectively, as of June 30, 2001.

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

          During the fiscal year ended June 30, 2002, accumulated other comprehensive income increased by $4,192, net of deferred taxes of $2,112 due to the reclassification of net losses on derivative instruments to earnings.  Of this amount, $994, net of taxes of $535, was reclassified into earnings as a result of the discontinuance of a cash flow hedge that had been deemed effective.  The remaining $3,198 was reclassified into earnings, primarily as cost of goods and services sold, due to the fulfillment of transactions.  During the fiscal year ended June 30, 2001, accumulated other comprehensive income decreased by $4,828, net of deferred taxes of $2,423, related specifically to accumulated unrealized net losses on forward contracts and interest rate swap agreements accounted for as cash flow hedges.

          Concurrent with the private issuance of $200 million principal amount of 9 5/8% Senior Notes on October 30, 2001, discussed in Note F to the "Notes to Consolidated Financial Statements," the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate.  This swap is accounted for as a fair value hedge with the change in the fair value of the 9 5/8% Senior Notes, as well as the change in the fair value of the derivative financial instrument being recognized in earnings during the current period.  As of June 30, 2002 the fair value of the derivative financial instrument decreased the Senior Notes liability by $3,638 with an increase to the corresponding liability included in Deferred Credits – Compensation and Other.

          SFAS No. 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings.  For the fiscal years ended June 30, 2002 and 2001, the Company recognized non-cash charges of $10,202 and $4,680, respectively, from the change in the fair value of these interest rate swap agreements.

          At June 30, 2002, the Company expects to reclassify approximately $636 of net losses on derivative instruments, net of deferred taxes of $310, from accumulated other comprehensive income to earnings during the next twelve months due to the actual fulfillment of forecasted transactions.  The Company is hedging its exposure to the variability of future cash flows for forecasted transactions over various time periods not exceeding ten years.

The fair value estimates presented herein are based on information available to management and were determined using quoted market prices and the discounted value of future cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note E – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $450,412 at June 30, 2002 ($532,510 at June 30, 2001).  These lines bear interest at a weighted average rate of 4.55% for the year ending June 30, 2002.  Unused lines of credit at June 30, 2002, amounted to $210,696 ($268,709 at June 30, 2001), net of $58,087 of available letters of credit lines.  Certain non-U.S. borrowings of approximately $19,671 have inventories of approximately $19,250 as collateral.  There were no compensating balance agreements at June 30, 2002 or 2001.

Note F – Long-Term Debt
Such debt is comprised of:
		2002		2001
		____________________________		_________________________
		Maturing within One Year	Maturing after One Year	Maturing within One Year	Maturing after One Year
======================================================================================================
Senior Notes (Net of Fair Value Adjustment
of ($3,638) in 2002 and $0 in 2001)………….		$ -	$321,362	$ -	$125,000
Convertible Subordinated Debentures…..………		-	73,328	-	73,328
Revolving Credit Notes……………….….……..		-	-	120,000	-
Other Long-Term Debt…...................…………..		584	2,814	1,883	3,477
		________________________________________________________________
		$ 584	$397,504	$121,883	$201,805
Capitalized Lease Obligations…...........…………		544	4,707	124	164
		________________________________________________________________
		$ 1,128	$402,211	$122,007	$201,969
___________________________________________________________________________________________________________________

Payments of the debt are scheduled as follows:
	Senior Notes	Convertible Subordinated Debentures	Revolving Credit Notes	Other Long-Term Debt	Total
========================================================================================================
2003…….................…….	$ -	$ -	$ -	$ 584	$ 584
2004…….................…….	-	-	-	629	629
2005…….................…….	-	-	-	580	580
2006…….................…….	125,000	-	-	392	125,392
2007…….................…….	-	73,328	-	364	73,692
2008…….................…….	-	-	-	235	235
Later years…….........……	196,362	-	-	614	196,976
	_______________________________________________________________________________________
	$321,362	$73,328	$ -	$3,398	$398,088
___________________________________________________________________________________________________________________

          On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "Notes") due 2006.  The Notes are general unsecured obligations of the Company and rank equally in right of payment with all other unsubordinated indebtedness (including the $165 million credit facility discussed below) of the Company.  The Company used the net proceeds to repay certain existing short-term indebtedness and for other corporate purposes.  On or after June 1, 2001, the Company may redeem the Notes in whole or in part, at established redemption prices, plus accrued and unpaid interest, if any, to the date of redemption.  There are no sinking fund requirements for the Notes.  The Notes are subject to certain covenants that, among other things, require specific liquidity and long-term solvency ratios and, under certain circumstances, restrict payment of dividends by the Company.  The Company generally may make such restricted payments, provided that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note F – Long-Term Debt (Continued)

ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20,000, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities.  At June 30, 2002, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $46,410.

          On April 1, 1997, DIMON Incorporated issued $73,328 of 6¼% Convertible Subordinated Debentures due on March 31, 2007 (the "Debentures"), net of the cancellation of $50,000 in fiscal 1999 settlement of the Intabex litigation.  The Debentures are convertible into approximately 2,549 shares of the Company's Common Stock at a conversion price of $28.77 per share at any time prior to maturity.  The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000.

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

          Concurrent with the completion of the Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears. The rate at June 30, 2002 was 6.35%. The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative qualifies for hedge accounting treatment, as discussed in Note D to the "Notes to Consolidated Financial Statements."

          In addition, on October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of six banks.  The new syndicated bank credit facility replaced a $250 million two-year facility, which was scheduled to expire June 27, 2002. The financial covenants and other terms and conditions of the new facility are substantially similar to those of the $250 million facility.  The new credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The new credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company's published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.75% at June 30, 2002). The Company pays a commitment fee of 1% per annum on any unused portion of the facility.

Other long-term debt consists of obligations of DIMON Incorporated and the tobacco operations in Brazil, Italy and Macedonia, and is payable at interest rates varying from 2.50% to 12.75%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note G – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2009.  Interest rates are imputed at 4.625% to 12.50%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
===========================================================================================================================================
2003………....................................................................………………………………	$ 858	$ 4,633
2004………....................................................................………………………………	842	3,946
2005………....................................................................………………………………	815	3,630
2006………....................................................................………………………………	761	1,270
2007………....................................................................………………………………	713	1,279
Remaining…………………………………………………………………………….	2,844	11,345
	____________________________________________
	$6,833	$26,103
		=======
Less amount representing interest and deposits……….................……………………	1,607
	______
Present value of net minimum lease payments………..................……………………	$5,226
Less current portion of obligations under capital leases……….......………………….	482
	______
Long-term obligations under capital leases………......................…………………….	$4,744
	======
Capitalized amounts:
Buildings………...............……………………………………………………………	$ 81
Machinery and equipment, primarily vehicles………...............…………………….	5,199
Accumulated amortization……….......................................…………………………	(445)
	______
	$4,835
	=======
Note H – Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At June 30, 2002, no shares had been issued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note I – Stock Incentive Plan

The Incentive Plan authorizes the issuance of up to a total of 4.266 million shares of common stock.  This amount is subject to increase annually by 3% of the number of shares of common stock issued during such year, other than pursuant to the Incentive Plan or shares issued in the event of a stock dividend, stock split, subdivision or combination or other similar change in the capital structure of the Company, or any other event that, in the judgment of the Executive Compensation Committee (the "Committee"), necessitates adjustment of the maximum number of shares available.  The Incentive Plan authorizes the issuance of various stock incentives to any employee of the Company or any subsidiary and any member of the Board that the Committee determines has contributed to the profits or growth of the Company or its affiliates, including nonqualified or incentive stock options, stock appreciation rights, shares of restricted stock, performance shares and incentive awards.

          Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by the Committee.  Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants.  SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant.  Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  On August 23, 2001 and August 24, 2000, the Committee awarded 65 thousand shares and 50 thousand shares, respectively, of restricted stock to selected executive officers.  The shares pay dividends and have ordinary voting rights but are forfeitable if employment terminates before the three-year vesting period.  As of June 30, 2002, 115 thousand shares of restricted stock had been awarded under the Incentive Plan.  Performance shares granted under the Incentive Plan are an award, stated with respect to a specified number of shares of common stock that entitles the holder to receive shares of common stock, cash or a combination of both.  As of June 30, 2002, no performance shares had been awarded under the Incentive Plan.  Incentive awards granted under the Incentive Plan allow for selected individuals to receive cash payments upon attainment of stated performance objectives determined by the Committee.  No awards may be granted under the Incentive Plan, as amended, after February 8, 2015.

          The options and SARs become exercisable on various dates as originally determined for the grants assumed by DIMON.  Under the Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable.

          At the 1998 Annual Stockholders' Meeting, shareholders approved the DIMON Incorporated Directors' Stock Plan (the "Directors' Plan"), which replaced the existing Nonemployee Directors' Stock Option Plan effective January 1, 1999. The Directors' Plan is administered by the Executive Committee of the Board of Directors, with all grants approved by the Board.  The Directors' Plan authorizes the grant of common stock, performance shares and options to purchase common stock to any director who is not an employee of the Company (or any subsidiary) and any person who provides services to the Company (or any subsidiary) in a capacity other than as an employee if the Executive Committee, with the approval of the Board, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of the Company.  The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors' Plan is 70 thousand shares. Options granted under the Directors' Plan are immediately exercisable. As of June 30, 2002, options to purchase 60 thousand shares had been granted and were outstanding under the Directors' Plan and options to purchase 24 thousand shares had been granted and were outstanding under the Nonemployee Directors' Stock Option Plan.

          The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $218 credit to income in 2002, $807 charge to income in 2001 and no change to income in 2000 arising from adjustments in fair market values of the SARs.

          As permitted by SFAS No. 123 "Accounting for Stock-Based Compensation," the Company has elected to continue to account for stock-based compensation in accordance with APB No. 25. If the Company had elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123, net income and per share amounts based on fair value would have been reduced to the unaudited pro forma amounts indicated in the table below (in thousands, except per share data).  These pro forma amounts may not be representative of future disclosures because the estimated fair value of the stock options is amortized to expense over the vesting period, and additional options may be granted in future years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note I – Stock Incentive Plan (Continued)
		2002	2001	2000
==========================================================================================================================
	Net income as reported……...................……………………….	$27,476	$24,894	$17,988
	Net income Pro Forma……....................……………………….	26,734	24,486	16,445
	Earnings per share, basic as reported……..........……………….	.62	.56	.40
	Earnings per share, basic Pro Forma……..........………………..	.60	.55	.37
_________________________________________________________________________________________________________________

Information with respect to options and SARs follows:

		2002	2001	2000
============================================================================================================================
	Options and SARs outstanding at beginning of year……..……	3,253	2,818	2,705
	Options and SARs granted……................................………….	670	664	231
	Options and SARs exercised……..............................…………	-	-	-
	Options and SARs cancelled……..............................…………	(207)	(229)	(118)
		______________________________________________________
	Options and SARs outstanding at end of year…….........………	3,716	3,253	2,818
		______________________________________________________
	SARs included as outstanding at end of year……...........………	637	537	494
		______________________________________________________
	Options available for future grants at end of year…….....………	1,377	1,905	2,390
		______________________________________________________
	Options and SARs exercisable at end of year…….........………..	2,277	1,825	1,584
		______________________________________________________
	Option and SAR market prices per share:
Date of grant	(at lowest market price)……..........………..	$ 7.44	$ 2.81	$ 3.94
	(at highest market price)……..........……….	7.44	6.00	4.63
Exercised	(at lowest market price)……...........……….	-	-	-
	(at highest market price)……..........……….	-	-	-
Cancelled	(at lowest market price)……...........……….	2.81	4.63	4.63
	(at highest market price)……..........………	22.31	22.31	23.38
_____________________________________________________________________________________________________________________________

Weighted average option exercise price information for the years 2002, 2001 and 2000 follows:

		2002	2001	2000
============================================================================================================================
	Outstanding at July 1…….......................................…………..	$12.03	$14.63	$15.40
	Granted during the year……...................................…………..	7.44	2.86	4.62
	Exercised during the year…….................................………….	-	-	-
	Outstanding at June 30…….....................................………….	11.08	12.03	14.63
	Exercisable at June 30…….....................................…………..	14.93	17.47	16.83
_____________________________________________________________________________________________________________________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note I – Stock Incentive Plan (Continued)
Option groups outstanding at June 30, 2002 and related weighted average price and life information follows:

Grant Date	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Years)
=====================================================================================================================================================
1992……................………………..	150	150	$22.00	-
1993……................………………..	131	131	16.67	1
1994……................………………..	137	137	11.50	2
1995……................………………..	446	446	16.82	3
1996……................………………..	335	335	18.17	4
1997……................………………..	356	356	22.33	5
1998……................………………..	387	387	9.24	6
1999……................………………..	456	255	5.11	7
2000……................………………..	647	35	2.81	8
2001……................………………..	671	45	7.42	9
	_______	_______
	3,716	2,277
__________________________________________________________________________________________________________________________________________________________

          The weighted average fair value at date of grant for options granted during 2002 and 2001 was $3.26 and $.73 per option, respectively.  The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Black-Scholes Assumptions		2002		2001
==============================================================================================================================================
Expected Life in Years……......................…………		7		10
Interest Rate……..................................…………….		4.62%		5.87%
Volatility……......................................……………..		63.10%		45.92%
Dividend Yield……...............................……………		2.69%		7.05%
_____________________________________________________________________________________________________________________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note J – Income Taxes
The components of income before income taxes and equity in net income (loss) of investee companies consisted of the following:

	2002	2001	2000
==========================================================================================================================
U.S. …….......................................................…………………	$(46,095)	$(20,552)	$(38,205)
Foreign……....................................................……………….	84,118	55,092	61,557
	____________________________________________
	$ 38,023	$ 34,540	$ 23,352
_____________________________________________________________________________________________________________________________

The details of the amount shown for income taxes in the Statements of Consolidated Income and Comprehensive Income follow:

	2002	2001	2000
==========================================================================================================================
Current
Federal……....................................................………………..	$ 688	$ -	$ -
State…….......................................................…………………	-	-	-
Foreign……...................................................………………..	9,524	11,386	7,592
	_____________________________________________________
	$ 10,212	$ 11,386	$ 7,592
	_____________________________________________________
Deferred
Federal……....................................................………………..	$ (505)	$ 3,074	$ 12,326
State…….......................................................…………………	-	(160)	756
Foreign……....................................................……………….	495	(5,028)	(15,293)
	_____________________________________________________
	$ (10)	$ (2,114)	$ (2,211)
	_____________________________________________________

Total…….......................................................………………..	$ 10,202	$ 9,272	$ 5,381
_____________________________________________________________________________________________________________________________

          The reasons for the difference between income tax expense based on income before income taxes and equity in net income (loss) of investee companies and the amount computed by applying the statutory Federal income tax rate to such income are as follows:

	2002	2001	2000
==========================================================================================================================
Computed "expected" tax expense……....................…………	$ 13,308	$12,089	$ 8,173
Effect of foreign income taxes…….........................…………	(9,121)	(9,613)	(14,537)
U.S. taxes on foreign income, net of tax credits……...………	7,207	8,027	13,426
Change in valuation allowance………………………………	3,201	(3,000)	(7,030)
Permanent items……..........................................…………….	(4,393)	1,769	5,349
	__________________________________________
Actual tax expense…...........................………………………	$ 10,202	$ 9,272	$ 5,381
_____________________________________________________________________________________________________________________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note J – Income Taxes (Continued)
The deferred tax liabilities (assets) are comprised of the following:

	2002	2001
==================================================================================================================
Deferred tax liabilities:
Foreign taxes…….....................................................…………………	$ 4,393	$ 2,760
Installment sales……..................................................………………..	824	295
Fixed assets……......................................................…………………..	14,434	19,299
	_____________________________________
Total deferred tax liabilities……...............................……………………...	$ 19,651	$ 22,354
	_____________________________________

Deferred tax assets:
Reserves and accruals….............................................…………………	$ (6,400)	$ (4,325)
Restructuring accruals……..............................………………………..	(1,726)	(2,050)
Tax credits……..............................................……………….………...	(20,351)	(14,476)
Tax loss carryforwards…….........................................………………..	(22,524)	(29,763)
Derivative transactions…………………………………………………	(6,328)	(3,870)
Postretirement and other benefits……..............................…………….	(11,854)	(14,575)
Other……..............................................................…………………….	(5,428)	(8,042)
	____________________________________

Gross deferred tax assets……………………………………………………	(74,611)	(77,101)
Valuation allowance…….................................................………………….	30,696	27,495
	_____________________________________
Total deferred tax assets……………………………………………………	$(43,915)	$(49,606)
	_____________________________________
Net deferred tax asset……........................…………………………………	$(24,264)	$(27,252)
	=================================
___________________________________________________________________________________________________________________

          Consolidated retained earnings at June 30, 2002 include undistributed earnings of $254,375 from certain foreign consolidated subsidiaries which are not subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends.  The Company considers these undistributed earnings to be permanently reinvested abroad, and accordingly, has made no provision for U.S. taxes on such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States; however, foreign tax credits available under present law would substantially offset the amount of U.S. taxes payable.

          At June 30, 2002, the Company has net operating tax loss carryforwards of approximately $50,032 from foreign operations and $108,957 from U.S. operations for state income tax purposes that expire in 2003 and thereafter.

The net change in the valuation allowance results from a change in management's judgment about the ability to realize the deferred tax assets in future years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits
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

          Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Greece, Italy and Turkey.  Plans covering employees located in Greece and Turkey have measurement dates of April 1.  All other plans, domestic and foreign, have measurement dates of July 1.

A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:

	2002	2001
==================================================================================================================
Change in Benefit Obligation
Benefit obligation, beginning………...............................…………	$ 56,809	$ 56,990
Service cost………....................................................……………..	1,912	1,799
Interest cost………....................................................……………..	4,235	4,224
Actuarial loss (gain)….............................…………………………	2,975	(1,109)
Benefits paid………...................................................…………….	(5,683)	(5,095)
	____________________________________
Benefit obligation, ending………...................................…………	$ 60,248	$ 56,809
	================================

Change in Plan Assets
Fair value of plan assets, beginning……….......................……….	$ 43,174	$ 46,464
Actual return on plan assets……….................................…………	(2,950)	685
Company contribution…………………………………………….	1,656	1,120
Benefits paid………...................................................…………….	(5,929)	(5,095)
	____________________________________
Fair value of plan assets, ending………...........................………..	$ 35,951	$ 43,174
	================================

Funded status of plan………..............................................……………	$(24,297)	$(13,635)
Unrecognized actuarial loss (gain)….............................………………	331	(8,818)
Unrecognized prior service cost………..................................…………	3,088	2,589
Unrecognized net transition obligation………..........................……….	(218)	(566)
	____________________________________
Net amount recognized……….......................................…………	$(21,096)	$(20,430)
	================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits (Continued)
Retirement Benefits (Continued)

	2002	2001
==================================================================================================================
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost…………........................................…………..	$ -	$ -
Accrued benefit liability…………...................................…………	(25,018)	(22,422)
Intangible asset………….............................................……………	1,664	938
Accumulated other comprehensive income………………………	2,258	1,054
	__________________________________
Net amount recognized…………....................................………….	$(21,096)	$(20,430)
__________________________________________________________________________________________________________________

Net periodic pension costs included the following components:

	2002	2001	2000
==================================================================================================================
Service cost………..........................................………….	$ 1,912	$ 1,799	$ 1,865
Interest expense……….....................................…………	4,235	4,224	4,224
Expected return on plan assets………...................………	(3,625)	(3,824)	(4,055)
Amortization of prior service cost………...............…….	283	291	498
Amortization of transition amount………...............……	(348)	(311)	(311)
Actuarial gain……...............................…………………	(225)	(449)	(486)
	_______________________________________________
Net periodic pension cost……….........................……….	$ 2,232	$ 1,730	$ 1,735
___________________________________________________________________________________________________________________

          For the U.S. plans, benefit obligations for the Retirement Plan and the Excess Benefit Plan were determined using assumed discount rates of 7.25% for 2002, 7.75% for 2001 and 8% for 2000.  Assumed compensation increases were 4% for 2002, 2001 and 2000 for the Retirement Plan and for the Excess Benefit Plan. The assumed long-term rate of return on plan assets for all three years was 9% for the Retirement Plan.  Plan assets consist principally of common stock and fixed income securities.  For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice.  No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.

          The projected benefit obligation and accumulated benefit obligation for those plans in which the accumulated benefit obligation was in excess of plan assets were $24,785 and $21,135, respectively, for 2002 and $18,722 and $16,711, respectively, for 2001.  These plans hold no assets.

          The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States.  The Company's contributions to the plan were $396 in 2002, $405 in 2001 and $407 in 2000.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits (Continued)
Postretirement Health and Life Insurance Benefits (Continued)
A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:

	2002	2001
==================================================================================================================
Change in Benefit Obligation
Benefit obligation, beginning………................................………..	$ 13,729	$ 14,017
Service cost………....................................................……………..	199	284
Interest cost………....................................................……………..	1,004	1,210
Actuarial loss……….........................................…………………..	2,065	341
Benefits paid………...................................................…………….	(2,494)	(2,123)
	__________________________________
Benefit obligation, ending………...................................…………	$ 14,503	$ 13,729
	===============================
Change in Plan Assets
Fair value of plan assets, beginning………........................………	$ 174	$ 201
Actual return on plan assets……….................................…………	38	(139)
Company contribution……………………………………………	178	450
Benefits paid………...................................................…………….	(295)	(338)
	__________________________________
Fair value of plan assets, ending………...........................………..	$ 95	$ 174
	===============================
Funded status of plan………..............................................……………	$(14,408)	$(13,555)
Unrecognized actuarial gain (loss)…............................……………….	261	(2,746)
Unrecognized prior service cost……….................................…………	(2,540)	(1,706)
	__________________________________
Net amount recognized………......................................…………..	$(16,687)	$(18,007)
	===============================
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost………...........................................…………..	$ -	$ -
Accrued benefit liability………......................................…………	(16,687)	(18,007)
Intangible asset………................................................……………	-	-
Accumulated other comprehensive income…….................………	-	-
	__________________________________
Net amount recognized……….......................................………….	$(16,687)	$(18,007)
__________________________________________________________________________________________________________________

          For measurement purposes, an 8.5% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002.  The rate was assumed to decrease gradually to 5.0% by the year 2009.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits (Continued)
Postretirement Health and Life Insurance Benefits (Continued)
Net periodic benefit costs included the following components:

	2002	2001	2000
==================================================================================================================
Service cost…….............................................………….	$ 199	$ 284	$ 263
Interest expense……........................................…………	1,004	1,210	1,069
Expected return on plan assets……......................……...	(10)	(2)	(5)
Amortization of prior service cost……..................…….	(308)	(217)	(217)
Actuarial (gain)/loss……..................................………..	(33)	(113)	598
	_________________________________________________
Net pension cost…….......................................…………	$ 852	$ 1,162	$1,708
__________________________________________________________________________________________________________________

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
==================================================================================================================
Effect on total of service and interest cost components…...........……	$ 44	$ (38)
Effect on postretirement benefit obligation….........................………	424	(380)
___________________________________________________________________________________________________________________

          The Company continues to evaluate ways to better manage these benefits and control the costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.

          Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements.  There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system.  For these foreign plans, the cost of benefits charged to income was not material in 2002, 2001 and 2000.

Note L – Segment Information

The Company operates in one segment, the tobacco business:  purchasing, processing, selling and storing leaf tobacco.  The Company purchases tobacco in 40 countries and ships tobacco to approximately 90 countries.

Geographic information as to sales and other operating revenues is based on the destination of the product sold. Long-lived assets are classified based on the location of the asset.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note L – Segment Information (Continued)
	2002	2001	2000
==================================================================================================================
Sales and Other Operating Revenues:
United States….........................................…………	$ 248,620	$ 437,256	$ 416,290
Germany...........................................……………….	186,480	208,218	210,018
Other…..................................................…………...	824,620	755,481	847,322
	_________________________________________________________
	$1,259,720	$1,400,955	$1,473,630
	==================================================

Sales and Other Operating Revenues to Major Customers:

Of the 2002, 2001 and 2000 sales and other operating revenues, approximately 35%, 36% and 30%, respectively, were to various tobacco companies which management has reason to believe are now owned by or under the common control of two companies.  (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A…................................................…………..	$ 166,675	$ 251,929	$ 227,068
Customer B…................................................…………..	275,487	248,078	212,377
	________________________________________________________
	$ 442,162	$ 500,007	$ 439,445
	==================================================

Long-Lived Assets:
United States….......................................…………..	$ 44,599	$ 56,516	$ 52,392
Brazil…................................................…………….	38,979	38,985	43,771
Malawi.................................................…………….	28,107	29,721	32,103
Tanzania.............................................……………...	24,470	26,391	28,493
Zimbabwe.............................................……………	49,418	52,382	53,885
South America.......................................…………...	1,970	2,388	2,968
Europe…..............................................…………….	42,805	41,200	34,456
Asia……..............................................…………….	7,306	7,316	8,150
Other…...............................................……………..	19,630	15,409	20,998
	_________________________________________________________
Long-Lived Assets…............……...	$257,284	$270,308	$277,216
___________________________________________________________________________________________________________________

Note M – Foreign Currency Translation

The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with SFAS No. 52, "Foreign Currency Translation."  Under that Statement, all asset and liability accounts are translated at the current exchange rate, and income statement items are translated at the average exchange rate for each quarter; resulting translation adjustments are made directly to a separate component of stockholders' equity.  Transaction adjustments, however, are made in the Statements of Consolidated Income and Comprehensive Income.  These include realized exchange adjustments relating to assets and liabilities denominated in foreign currencies.  Financial statements of entities located in highly inflationary economies are remeasured in U.S. dollars.  The remeasurement of and subsequent transaction adjustments are also made in the Statements of Consolidated Income and Comprehensive Income.

The transaction gains or (losses) for 2002, 2001 and 2000 were $(4,411), $(3,620), and $554, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note N - Contingencies and Other Information

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992.  In August 1996, the Company also received notices of adjustments from Brazilian tax authorities proposing adjustments to the income taxes for calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200.  The company successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.   As of June 30, 2002, tax, penalties and interest relating to still unresolved issues is approximately $3,600, before related tax benefits for future deductions, and deduction of interest if the Company failed to prevail on these issues.

          In February 2002, the Company received a report, not an assessment, from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation by approximately $8,000.  The proposed adjustment to income tax is $4,000.  The Company has challenged these finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.

          The Company believes it has properly reported its income and paid its taxes in Brazil and Germany in accordance with applicable laws and intends to vigorously contest the proposed adjustments.  The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

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

          The Directorate General for Competition (DGCOMP) of the European Commission (EC) is conducting an administrative investigation into certain tobacco buying practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. The Company believes that the DGCOMP may be conducting similar investigations in other countries.  The Company's subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on the Company's understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until the fall of 2002 at the earliest.  The Company expects that administrative penalties will be assessed, and those penalties could be material to the Company's earnings.  However, the Company is not able to make an assessment of the amount of any such penalties at this time.  The Company understands that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note N - Contingencies and Other Information (Continued)

          The Company and certain subsidiaries had available letters of credit of $58,087 at June 30, 2002, of which $34,010 was outstanding.  These letters of credit represent, generally, performance guarantees issued in connection with purchases and sales of domestic and foreign tobacco.

          The Company is guarantor as to certain lines and letters of credit of affiliated companies in an amount not to exceed approximately $3,552.  There were no amounts outstanding under these guarantees at June 30, 2002.

The Company's foreign subsidiaries have guaranteed certain loans made by Brazilian banks to local growers. There was approximately $32.5 million outstanding under these guarantees at June 30, 2002.
The Company's other off balance sheet risks are not material.

          The Company's subsidiary in Spain, Compania General de Tabacos de Filipinas (CdF), was the plaintiff in a lawsuit regarding the alleged breach of contract in CdF's sale of a building located in Barcelona in 1991.  CdF successfully concluded the lawsuit in February, 2001, and the Company realized a gain of $3,923.

          On August 21, 2001, the Company's subsidiary in Brazil won a claim related to certain excise taxes ("IPI credit bonus") for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially be over many years.  The Company is unable to estimate the realizable value of this claim as of June 30, 2002.

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

Note O - Cumulative Effect of Changes in Accounting Principles

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note P - Selected Quarterly Financial Data (Unaudited)
Summarized quarterly financial information is as follows:

First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
=============================================================================================================================
2002
Sales and Other Operating
Revenue.....................……………	$288,721	$376,363	$257,065	$337,571	$1,259,720
Gross Profit....................………..…	52,612	47,596	39,360	65,897	205,465
Net Income ……………………….	3,918	6,201	4,690	12,667	27,476
Per Share of Common Stock:
Basic Earnings………………….…	.09	.14	.11	.28	.62
Diluted Earnings........………….….	.09	*	.14	*	.10	*	.28	.61	*
Cash Dividends per Share...………	.05	.05	.05	.05	.20
Market Price	- High...………	10.18	7.50	8.29	7.94	10.18
- Low...………	5.49	5.35	6.35	6.35	5.35

2001
Sales and Other Operating
Revenue.....................…………..	$198,901	$512,172	$399,079	$290,803	$1,400,955
Gross Profit....................………….	36,830	53,198	40,224	60,772	191,024
Net Income (Loss) before
cumulative effect of
accounting changes……………..	(1,982)	8,721	2,683	15,575	24,997
Per Share of Common Stock:
Basic Earnings…………………….	(.05)	.20	.06	.35	.56
Diluted Earnings (1)........………….	(.05)	*	.20	*	.06	*	.34	.56	*
Cash Dividends per Share...………	.05	.05	.05	.05	.20
Market Price	- High...………	3.44	5.81	9.25	11.61	11.61
- Low...………	2.19	2.69	4.75	6.29	2.19
____________________________________________________________________________________________________________________

(1)	Does not add due to rounding.
*	Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings per share.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE-

The Company's Board of Directors engaged Ernst & Young LLP as the Company's independent accountants, effective May 11, 2001. DIMON's former independent accountants, PricewaterhouseCoopers LLP, were dismissed effective May 11, 2001.

          The report issued by PricewaterhouseCoopers LLP on the Company's financial statements for fiscal year 2000, preceding the dismissal did not contain any adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.

The decisions to dismiss PricewaterhouseCoopers LLP and engage Ernst & Young LLP were recommended by the Audit Committee of the Board of Directors and approved by the full Board of Directors.

          During the Company's fiscal year 2000, prior to May 11, 2001, and through May 11, 2001, there were no disagreements with PricewaterhouseCoopers LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to the satisfaction of PricewaterhouseCoopers LLP, would have caused PricewaterhouseCoopers LLP to make reference to the subject matter of the disagreement in connection with its reports.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information contained in the Proxy Statement under the caption "Compensation of Executive Officers and Directors – Employment and Consulting Agreements" is incorporated herein by reference.

PART IV
ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Income and Comprehensive Income --Years
ended June 30, 2002, 2001 and 2000
Consolidated Balance Sheet--June 30, 2002 and 2001
Statement of Stockholders' Equity--Years ended June 30, 2002, 2001 and 2000
Statement of Consolidated Cash Flows--Years ended June 30, 2002, 2001 and 2000
Notes to Consolidated Financial Statements

Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts
Report of Ernst & Young LLP
Report of PricewaterhouseCoopers LLP

(b)	Current Reports on Form 8-K	-	October 15, 2001 - Item 5 and 7, DIMON Announces Private Offering of Senior Notes
-

October 30, 2001 - Item 5 and 7, DIMON Announces Successful Refinancing Transactions Issues $200 Million of Ten-Year 9 5/8% Senior Notes Obtains Commitments for $165 Million Three-Year Syndicated Bank Credit Facility

		-	December 10, 2001 - Item 5 and 7, DIMON Announces Exchange Offer For 9 5/8% Senior Notes Due 2011
		-	January 14, 2002 - Item 5 and 7, DIMON Announces Extension of Exchange Offer For 9⅝% Senior Notes Due 2011
		-	January 17, 2002 - Item 5, DIMON Announces European Commission (EC) investigation of certain buying practices within Spain
		-	January 25, 2002 - Item 5 and 7, DIMON Announces Completion of Exchange Offer For 9⅝% Senior Notes Due 2011
		-	February 6, 2002 - Item 7, DIMON Continues Strong Year-to-Date Earnings Performance in Second Quarter Raises Fiscal Year Earnings Guidance and Item 9, Regulation FD Disclosure
		-	February 20, 2002 - Item 5 and 7, DIMON Announces Quarterly Dividend
		-	April 9, 2002 - Item 5, DIMON Announces Deloach, et al. v. Philip Morris Companies Inc., et al., a class action suit pending
-

April 19, 2002 - Item 5, DIMON Announces Administrative Investigation by Directorate General for Competition (DGCOMP) of the European Commission (EC) relative to activities of the Spanish tobacco processors

		-	May 8, 2002 -- Item 7, DIMON’s Third Quarter Continues Strong Year-to-Date Earnings Performance Confirms Fiscal Year Earnings Guidance and Item 9, Regulation FD Disclosure
		-	May 28, 2002 - Item 5 and 7, DIMON Names Hans B. Amell to Board of Directors and Announces Quarterly Dividend
		-	August 19, 2002 - Item 7, DIMON’s Earnings for Fiscal Year 2002 Increase 43% Earnings Performance is Expected to Continue in 2003 and Item 9, Regulation FD Disclosure

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(c)	Exhibits

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

4.04

Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1, 1995)

4.05

Indenture, dated May 29, 1996 among DIMON Incorporated as issuer, DIMON International, Inc. and Florimex Worldwide, Inc. as guarantors and Crestar Bank, as trustee (incorporated by reference to Exhibit 4.05 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1996)

4.06

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee (incorporated by reference to Exhibit 4.1 to DIMON Incorporated's Form 10-Q filed for the quarterly period ended September 30, 2001)

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

10.05

Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

	10.06	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 14, 1997)

10.07

First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.08

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

10.10

Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1998)

	10.11	DIMON Incorporated Directors' Stock Plan (incorporated by reference to Exhibit 10.28 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.12

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.13

Amended 1995 DIMON Incorporated Omnibus Stock Incentive Plan, adopted at the Annual Meeting of Shareholders on November 12, 1999 (incorporated by reference to Exhibit 10.23 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 2000)

10.14

Credit Agreement dated as of October 31, 2001, among DIMON Incorporated, First Union National Bank as Lender and Administrative Agent and Deutsche Bank AG – Amsterdam Branch, ING Bank – London Branch, Natexis Banque Populaires and SunTrust Bank (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's Form 10-Q filed for the quarterly period ended September 30, 2001)

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(c)	Exhibits (Continued)

	12	Ratio of Earnings to Fixed Charges (filed herewith)

	21	List of Subsidiaries (filed herewith)

	23.1	Consent of Ernst & Young LLP (filed herewith)

	23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)

(d)	Financial Statement Schedules:

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS DIMON INCORPORATED AND SUBSIDIARIES PERIODS ENDED JUNE 30

__________________________________________________________________________________________________________________
COL. A	COL. B	COL. C		COL. D	COL. E
___________________________________________________________________________________________________________________
		ADDITIONS
		____________________________
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
___________________________________________________________________________________________________________________
Year ended June 30, 2000
Deducted from asset accounts:
Allowance for doubtful accounts	$8,220,966	$ 533,678	$ -	$1,490,664(A)	$7,263,980
	___________	__________	_______________	______________	___________
Total	$8,220,966	$ 533,678	$ -	$1,490,664	$7,263,980
	=========	=========	=============	============	=========
___________________________________________________________________________________________________________________
Year ended June 30, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$7,263,980	$ 70,348	$ -	$6,103,961(B)	$1,230,367
	___________	__________	_______________	______________	___________
Total	$7,263,980	$ 70,348	$ -	$6,103,961	$1,230,367
	=========	=========	=============	============	=========
___________________________________________________________________________________________________________________
Year ended June 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$1,230,367	$ 982,794	$ -	$ 277,967(A)	$1,935,194
	___________	__________	_______________	______________	___________
Total	$1,230,367	$ 982,794	$ -	$ 277,967	$1,935,194
	=========	=========	=============	============	=========
___________________________________________________________________________________________________________________

(A)	Currency translation and direct write-off.
(B)	Currency translation and direct write-off, $2,840,467; recovery from litigation settlement, $3,263,494.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Report of Independent Accountants

To the Board of Directors and Shareholders of DIMON Incorporated

We have audited the accompanying consolidated balance sheets of DIMON Incorporated and subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 14 (a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DIMON Incorporated and subsidiaries at June 30, 2002 and 2001, and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note O to the financial statements, in 2001 the Company changed its consolidated reporting period for four European subsidiaries and also changed its method of accounting for derivative financial instruments.

/s/ Ernst & Young LLP
Ernst & Young LLP
Greensboro, North Carolina
August 16, 2002

Report of Independent Accountants

To the Board of Directors and Shareholders of DIMON Incorporated

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and Item 14(a)(2) present fairly, in all material respects the results of operations and cash flows of DIMON, Incorporated and its subsidiaries for the year ended June 30, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index appearing under Item 14 (a)(1) and Item 14(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Atlanta, Georgia
August 18, 2000

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 29, 2002.

DIMON INCORPORATED (Registrant)

/s/ Brian J. Harker By________________________________________________ Brian J. Harker President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 29, 2002.

/s/ Brian J. Harker By________________________________________________ Brian J. Harker President and Chief Executive Officer, Director of DIMON Incorporated	/s/ James E. Johnson, Jr. By________________________________________________ James E. Johnson, Jr. Director of DIMON Incorporated

/s/ Steve B. Daniels By________________________________________________ Steve B. Daniels Senior Vice President-Operations Director of DIMON Incorporated	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director of DIMON Incorporated

/s/ James A. Cooley By________________________________________________ James A. Cooley Senior Vice President-Chief Financial Officer of DIMON Incorporated	/s/ John M. Hines By________________________________________________ John M. Hines Director of DIMON Incorporated

/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Non-Executive Chairman of the Board of DIMON Incorporated	/s/ R. Stuart Dickson By________________________________________________ R. Stuart Dickson Director of DIMON Incorporated

/s/ Albert C. Monk III By________________________________________________ Albert C. Monk III Director of DIMON Incorporated	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director of DIMON Incorporated

/s/ Thomas F. Keller By________________________________________________ Thomas F. Keller Director of DIMON Incorporated	/s/ Hans B. Amell By________________________________________________ Hans B. Amell Director of DIMON Incorporated

/s/ Henry F. Frigon By________________________________________________ Henry F. Frigon Director of DIMON Incorporated	/s/ Thomas G. Reynolds By________________________________________________ Thomas G. Reynolds Vice President-Controller (Principal Accounting Officer) of DIMON Incorporated

EXHIBIT INDEX

Exhibits		Page No.

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

4.04

Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1, 1995)

4.05

Indenture, dated May 29, 1996 among DIMON Incorporated as issuer, DIMON International, Inc. and Florimex Worldwide, Inc. as guarantors and Crestar Bank, as trustee (incorporated by reference to Exhibit 4.05 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1996)

4.06

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee (incorporated by reference to Exhibit 4.1 to DIMON Incorporated's Form 10-Q filed for the quarterly period ended September 30, 2001)

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

EXHIBIT INDEX

Exhibits	(Continued)	Page No.

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

10.06	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 14, 1997)

10.07

First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.08

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

10.10

Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1998)

10.11	DIMON Incorporated Directors' Stock Plan (incorporated by reference to Exhibit 10.28 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

EXHIBIT INDEX

Exhibits	(Continued)	Page No.

10.12

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.13

Amended 1995 DIMON Incorporated Omnibus Stock Incentive Plan, adopted at the Annual Meeting of Shareholders on November 12, 1999 (incorporated by reference to Exhibit 10.23 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 2000)

10.14

Credit Agreement dated as of October 31, 2001, among DIMON Incorporated, First Union National Bank as Lender and Administrative Agent and Deutsche Bank AG – Amsterdam Branch, ING Bank – London Branch, Natexis Banque Populaires and SunTrust Bank (incorporated by reference to Exhibit 10.1 to DIMON Incorporated's Form 10-Q filed for the quarterly period ended September 30, 2001)

12	Ratio of Earnings to Fixed Charges (filed herewith)	66

21	List of Subsidiaries (filed herewith)	67 - 68

23.1	Consent of Ernst & Young LLP (filed herewith)	69

23.2	Consent of PricewaterhouseCoopers LLP (filed herewith)	70

