Form 10-Q
period 2002-09-30
DIMON INC
filed 2002-11-05
CIK 939930

Page 1 of 19

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Outstanding at
Class of Common Stock	November 5, 2002
NO par value	44,724,504

Table of Contents

Part I.

Financial Information

Item 1.

Consolidated Balance Sheet
Statement of Consolidated Income
Statement of Consolidated Cash Flows
Notes to Consolidated Financial Statements

Item 2.

Management's Discussion and Analysis

Item 3.

Quantitative and Qualitative Disclosures

Item 4.

Controls and Procedures

Part II.

Other Information

Item 1.

Legal Proceedings

Item 6.

Exhibits and Reports on Form 8-K

DIMON Incorporated and Subsidiaries

INDEX

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - September 30, 2002 and
		June 30, 2002......…………………………………………………………………	3 - 4

		Statement of Consolidated Income – Three Months
		Ended September 30, 2002 and 2001.........……………........................……	5

		Statement of Consolidated Cash Flows – Three
		Months Ended September 30, 2002 and 2001.........................……………	6

		Notes to Consolidated Financial Statements………………….……………	7 - 11

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations……………………	12 - 14

	Item 3.	Quantitative and Qualitative Disclosures
		about Market Risk……………………………………………………	14 - 15

	Item 4.	Controls and Procedures……………………………………………..	15

Part II.	Other Information

	Item 1.	Legal Proceedings……………………………………………………	15

	Item 6.	Exhibits and Reports on Form 8-K………………………………….	16

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	September 30 2002 (Unaudited)	June 30 2002
(in thousands)	______________________________________
ASSETS
Current assets
Cash and cash equivalents…...........................................………….	$ 88,092	$ 108,991
Notes receivable…......................................................……………..	6,183	4,400
Trade receivables, net of allowances	125,980	173,576
Inventories:
Tobacco…..............................................................………………	528,552	391,112
Other….................................................................……………….	15,889	19,215
Advances on purchases of tobacco…................................………...	45,962	67,769
Current deferred and recoverable income taxes….................……..	9,856	9,736
Prepaid expenses and other assets….................................………..	17,664	17,239
	____________________________________
Total current assets…..........................................………………	838,178	792,038
	____________________________________

Investments and other assets
Equity in net assets of investee companies….......................………	784	1,072
Other investments…....................................................…………….	3,199	1,941
Notes receivable…......................................................…………….	2,887	5,354
Other…....................................................................……………….	23,017	24,566
	____________________________________
	29,887	32,933
	____________________________________

Intangible assets
Goodwill…...................................…………………………………	151,772	151,772
Production and supply contracts…...................................…………	3,882	3,938
Pension asset…..........................................................……………...	1,664	1,664
	____________________________________
	157,318	157,374
	____________________________________
Property, plant and equipment
Land…....................................................................………………..	18,713	18,676
Buildings…...............................................................………………	179,380	178,987
Machinery and equipment…...........................................………….	206,274	210,769
Allowances for depreciation…........................................………….	(151,326)	(151,148)
	____________________________________
	253,041	257,284
	____________________________________

Deferred taxes and other deferred charges…..........................………	40,774	37,461
	____________________________________
	$1,319,198	$1,277,090

______________________________________________________________________________________________________________________

See notes to consolidated financial statements

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

			September 30 2002 (Unaudited)	June 30 2002
(in thousands)			______________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks…...............................................…………...			$ 177,559	$ 181,629
Accounts payable:
Trade….................................................................……………….			33,286	55,277
Officers and employees…...........................................…………..			7,879	13,553
Other….................................................................……………….			11,586	7,964
Advances from customers…...........................................…………..			116,944	67,616
Accrued expenses….....................................................…………….			27,479	24,797
Income taxes…...........................................................……………..			9,986	11,015
Long-term debt current…..............................................……………			1,130	1,128
			____________________________________
Total current liabilities…..........................................…………..			385,849	362,979
			____________________________________
Long-term debt
Revolving Credit Notes and Other….................................………...			12,287	7,521
Convertible Subordinated Debentures….............................……….			73,328	73,328
Senior Notes (Net of Fair Value Adjustment of $12,965 in FY 2003 and ($3,638) in FY 2002)...…………….……			337,965	321,362
			____________________________________
			423,580	402,211
			____________________________________

Deferred credits:
Income taxes…...........................................................……………...			9,120	9,243
Compensation and other ………..........................………………….			61,087	67,205
			____________________________________
			70,207	76,448
			____________________________________
Minority interest in subsidiaries….......................................…………			781	789
			____________________________________

Commitments and contingencies…......................................………...			-	-
			____________________________________

Stockholders' equity	Sept. 30	June 30
Preferred Stock—no par value:
Authorized shares….................……..	10,000	10,000
Issued shares….......................………	-	-	-	-
Common Stock—no par value:
Authorized shares….................……..	125,000	125,000
Issued shares….......................………	44,725	44,640	183,292	182, 768
Retained earnings…..................................................………………			266,971	264, 148
Accumulated other comprehensive income…....................……….			(11,482)	(12, 253)
			____________________________________
			438,781	434,663
			____________________________________
			$1,319,198	$1,277,090
______________________________________________________________________________________________________________________
See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED INCOME Three Months Ended September 30, 2002 and 2001 (Unaudited)

(in thousands, except per share amounts)	September 30 2002		September 30 2001
	________________________________________
Sales and other operating revenues………………………………………	$270,944		$288,721
Cost of goods and services sold…………………………………………	215,358		236,109
	________________________________________

Gross profit……………………………………………………………..	55,586		52,612
Selling, administrative and general expenses……………………………	25,891		26,191
	________________________________________
Operating income…………………………………………..………….	29,695		26,421

Interest expense………………………………………….………………	12,164		11,329
Current charge derivative financial instruments…………………………	10,767		9,602
	________________________________________

Income before income taxes and equity
in net loss of investee companies…………………………………….	6,764		5,490
Income tax expense ……….……………………………………………	1,559		1,459
	________________________________________
Income before equity in net loss of investee companies……………….	5,205		4,031

Equity in net loss of investee
companies, net of income taxes………………………………………	(147)		(113)
	________________________________________
Net income ………………………………………………………….…	$ 5,058		$ 3,918
	========================================

Basic earnings per share……………………………………………	$.11		$.09
	========================================

Diluted earnings per share…………………………………………	$.11	*	$.09	*
	========================================

Average number of shares outstanding:
Basic…………………………………………………………………..	44,526		44,525
Diluted…………………………………………………………………	45,008	*	45,103	*
	========================================

Cash dividends per share………………………………………………..	$.05		$.05
	========================================

See notes to consolidated financial statements

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Three Months Ended September 30, 2002 and 2001 (Unaudited)

	September 30 2002	September 30 2001
(in thousands)	________________________________________
Operating activities
Net income …………......................................…………………………..	$ 5,058	$ 3,918
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation and amortization…………………………...................…..	8,125	10,545
Deferred items………………………...............................……………....	6,543	7,334
Loss on foreign currency transactions...............................………………	1,228	2,068
Changes in operating assets and liabilities…………….….............…….	(35,396)	(65,100)
	________________________________________
Net cash used by operating activities…………………………........……	(14,442)	(41,235)
	________________________________________

Investing activities
Purchase of property and equipment…………………………..............….	(4,889)	(6,834)
Proceeds from sale of property and equipment…………………………...	371	1,192
Payments received on notes receivable and
receivable from investees..................................................………………	690	3,088
Receipts for other investments and other assets..............…………………	102	1,889
	________________________________________
Net cash used by investing activities…….....................………………….	(3,726)	(665)
	________________________________________

Financing activities
Net change in short-term borrowings…………………………...........…..	(2,941)	47,187
Proceeds from long-term borrowings………………………….............…	2,556	60,570
Repayment of long-term borrowings…………………………............…..	(423)	(60,360)
Cash dividends paid to DIMON Incorporated stockholders…………...…	(2,236)	(2,232)
	________________________________________
Net cash (used) provided by financing activities……..………….......………….	(3,044)	45,165
	________________________________________

Effect of exchange rate changes on cash…………………………...........…	313	(1,786)
	________________________________________

Increase (decrease) in cash and cash equivalents……………………………	(20,899)	1,479
Cash and cash equivalents at beginning of year……………………….……	108,991	14,594
	________________________________________

Cash and cash equivalents at end of period………………………….......	$ 88,092	$ 16,073
	========================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.  The Company's operations are seasonal. Therefore, the results of operations for the three months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding.  The diluted earnings per share calculation assumes that all of the outstanding Convertible Subordinated Debentures outstanding during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense.  The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options and restricted shares outstanding.

		September 30
		______________________________
	(in thousands)	2002		2001
		______________________________
	Shares
	Weighted average number of common shares outstanding…………………………	44,526		44,525
	Restricted shares issued and shares applicable to stock options,
	net of shares assumed to be purchased from proceeds at
	average market price……………………………………………….…………	482		578
	Assuming conversion of 6.25% Convertible Debentures at the
	beginning of the period………………………………………………………	-	*	-	*
		______________________________
	Average diluted shares outstanding...…....…….........……………………………….....….	45,008	*	45,103	*
		===============================
*	Assumed conversion of Convertible Debentures at the beginning of the period has an antidilultive effect on earnings per share.

3.	COMPREHENSIVE INCOME

	The components of comprehensive income were as follows:
		Three Months Ended September 30
		______________________________
	(in thousands)	2002		2001
		______________________________
	Net income ………..…….…………………………...........………………………………………	$5,058		$3,918
	Equity currency conversion adjustment………..…............………………….…………..	478		285
	Derivative financial instruments adjustment…..…………………………………………	293		(588)
		______________________________
	Total comprehensive income ……….……………...........……………………..…………….	$5,829		$3,615
		===============================

DIMON Incorporated and Subsidiaries

4.	CONTINGENCIES

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992.  In August 1996, the Company also received notices of adjustments from Brazilian tax authorities proposing adjustments to the income taxes for calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200.  The company successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  During the three months ended September 30, 2002, the Company resolved an additional $2,000 of tax, penalties and interest.  As of September 30, 2002, tax, penalties and interest relating to still unresolved issues is approximately $1,600, before related tax benefits for future deductions, and deduction of interest if the Company failed to prevail on these issues.

On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax is equivalent to approximately $4,100.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.

In September 2002, the Company’s Tanzanian operation received an assessment for income taxes equivalent to approximately $1,000. The company has filed a protest and an appeal and is awaiting a reply.

The Company believes it has properly reported its income and paid its taxes in Brazil, Germany and Tanzania in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

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

The Directorate General for Competition (DGCOMP) of the European Commission (EC) is conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. The Company believes that the DGCOMP may be conducting similar investigations in other countries.  The Company's subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on the Company's understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until early in 2003 at the earliest.  The Company expects that administrative penalties will be assessed, and those penalties could be material to the Company's earnings.  However, the Company is not able to make an assessment of the amount of any such penalties at this time.  The Company understands that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

DIMON Incorporated and Subsidiaries

4.	CONTINGENCIES (Continued)

The Company has recently become aware of an administrative inquiry being conducted by the Argentina National Commission for Defense of Competition ("NCDC") into the tobacco and cigarette industry in Argentina. The Company's subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC. The Company cannot predict whether the inquiry will result in any further action by the NCDC.

The Company's foreign subsidiaries have guaranteed certain loans made by Brazilian banks to local growers.  There was approximately $45.9 million outstanding under these guarantees at September 30, 2002.

The Company's other off balance sheet risks are not material.

On August 21, 2001, the Company's subsidiary in Brazil won a claim related to certain excise taxes ("IPI credit bonus") for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially last for several years.  The Company is unable to estimate the realizable value of this claim as of September 30, 2002.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political and economic situation in Zimbabwe continues to deteriorate, or if tobacco crop volumes continue declining at a significant rate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $48.7 million as of September 30, 2002.

Argentina is in a period of political and economic uncertainty.  The Company purchases Argentine tobacco for export.  The Company does not own any processing assets in Argentina and does not foresee any additional material effects on its operations there.  However, the Company does continue to closely monitor events associated with the instability in Argentina and their possible impact on future results.

5.	ISSUANCE OF SENIOR NOTES AND BANK CREDIT FACILITY

On October 30, 2001, the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933.  The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006.

Concurrent with the completion of the Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears. The rate at September 30, 2002 was 6.35%. The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative qualifies for hedge accounting treatment, as discussed in Note 6.

In addition, on October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.75% at September 30, 2002). The Company pays a commitment fee of 1% per annum on any unused portion of the facility.

DIMON Incorporated and Subsidiaries

6.	DERIVATIVE FINANCIAL INSTRUMENTS

In accordance with Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 133, "Accounting for Derivative Instruments and Hedging Activities" the Company recognizes all derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument.  For the three months ended September 30, 2002 and 2001 accumulated other comprehensive income increased by $293 (net of deferred taxes of $144) and decreased by $588 (net of deferred taxes of $289), respectively, related specifically to accumulated unrealized net losses on forward contracts and interest rate swap agreements accounted for as cash flow hedges.

Concurrent with the private issuance of $200 million principal amount of 9 5/8% Senior Notes on October 30, 2001, discussed in Note 5, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate.  This swap is accounted for as a fair value hedge with the change in the fair value of the 9 5/8% Senior Notes, as well as the change in the fair value of the derivative financial instrument being recognized in earnings during the current period.  As of September 30, 2002 and June 30, 2002, the fair value of the debt increased the Senior Notes liability by $12,965 and decreased the liability by $3,638, respectively, with a corresponding change in the fair value of the derivative financial instrument included in Deferred Credits – Compensation and Other.

SFAS No. 133 eliminates special hedge accounting if the swap agreements do not meet certain criteria, thus requiring the Company to reflect all changes in their fair value in its current earnings. For the three months ended September 30, 2002 and 2001, the Company recognized non-cash charges of $10,767 and $9,602, respectively, from the change in the fair value of these interest rate swap agreements.

The fair value estimates are based on information available to management at September 30, 2002, and were determined using quoted market prices when available.

7.	ADOPTION OF NEW ACCOUNTING STANDARD

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 (SFAS No. 142), "Goodwill and Other Intangible Assets."  This new standard eliminates the amortization of goodwill and intangible assets with indefinite useful lives.  Instead these assets must be tested at least annually for impairment.  In the year of adoption, SFAS No. 142 also requires the Company to perform an initial assessment of its reporting units to determine whether there is any indication that the goodwill carrying value may be impaired.  This transitional assessment is made by comparing the fair value of each reporting unit, as determined in accordance with the new standard, to its book value.  To the extent the fair value of any reporting unit is less than its book value, which would indicate that potential impairment of goodwill exists, a second transitional test is required to determine the amount of impairment.

The Company completed the initial transitional assessment during the first quarter and has determined that no potential goodwill impairment exists as of July 1, 2002.  A goodwill impairment review will be conducted at least annually and any impairment charges that are required to be recorded would be charged to operating income.

DIMON Incorporated and Subsidiaries

7.	ADOPTION OF NEW ACCOUNTING STANDARD (Continued)

In accordance with SFAS No. 142, prior period amounts were not restated.  The following table adjusts the reported net income for the three months ended September 30, 2001 and the income per share amounts to exclude amortization of goodwill:

		Three Months Ended September 30, 2001
	(in thousands, except for per share data)	_____________________

	Reported net income……………………………………………………………………..	$3,918
	Amortization of goodwill (net of tax of $10) …………………………………….	1,690
		________
	Adjusted net income……………………………………………………………………..	$5,608
		=======
	Reported basic earnings per share………………………………………….	$.09

	Amortization of goodwill (net of tax)……………………………………..	$.04

		______
	Adjusted basic earnings per share……………………………..…………..	$.13
		=====

8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 2002, the FASB issued SFAS No. 146, “Accounting For Costs Associated with Exit or Disposal Activities.”  This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  The Company will adopt this standard by the required December 2002 deadline.  The Company does not believe there will be any material impact as a result of this statement.

9.	SUBSEQUENT EVENT

On October 30, 2002, the Board of Directors declared a quarterly dividend of $.075 per share, a 50 percent increase over the previous $.05 per share dividend.  The dividend is payable December 12, 2002 to shareholders of record on December 2, 2002.

DIMON Incorporated and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The purchasing and processing activities of our business are seasonal.  Our need for working capital fluctuates and, at any of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year end.  We historically have needed working capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also prefinance tobacco crops in certain foreign countries by making advances of crop materials and cash to farmers prior to and during the growing season. We have historically financed our operations through a combination of short-term lines of credit, customer advances, cash from operations, debt securities and equity and equity-linked securities

Working capital at September 30, 2002 was $452 million compared to $429 million at June 30, 2002. Our current ratio was 2.2 to 1 at both September 30, 2002 and June 30, 2002.  The increase in working capital was the result of an increase in current assets of $46 million and an increase of $23 million in current liabilities.  The increase in current assets is primarily a result of increased inventory partially offset by decreases in trade receivables, cash and advances on purchases of tobacco.  The increase in current liabilities is primarily a result of increases in the advances from customers partially offset by decreases in accounts payable.

Cash flows used by operating activities were $14.4 million in 2002 compared to $41.2 million in 2001.  This decrease in usage is primarily due to less cash used for inventories and advances on purchases of tobacco and more cash provided from collections of accounts receivable offset partially by less cash provided by customer advances.

Cash used by investing activities was $3.7 million in 2002 compared to $0.7 million in 2001.  The increase in usage by investing activities relates to lower collections on notes receivable and lower receipts from sales of property and equipment and other assets, offset partially by decreases in purchases of property and equipment.

Cash flows used by financing activities were $3.0 million in 2002 compared to a provision of cash of $45.2 million in 2001.  Higher amounts of cash on hand at June 30, 2002, $109.0 million, compared to June 30, 2001, $14.6 million, decreased the need for additional borrowing to finance our operations.

At September 30, 2002, we had seasonally adjusted lines of credit of $380.2 million, with $177.6 million in borrowings with a weighted average interest rate of 4.3%.  At September 30, 2002, unused lines of credit amounted to $147.8 million.  Total maximum outstanding borrowings, excluding the long-term credit agreements, during the three months ended September 30, 2002 were $289.4 million.  At September 30, 2002, we had $27.9 million of letters of credit outstanding and an additional $26.9 million of letters of credit lines available.

On October 30, 2001 we completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933. The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006. In January 2002 we completed with 100% of the holders our offer to exchange our 9 5/8% Senior Notes due 2011, which have been registered under the Securities Act of 1933, as amended, for a like principal amount of our original unregistered 9 5/8% Senior Notes due 2011.

Concurrent with the completion of the Senior Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The rate at September 30, 2002 was 6.35%.  The notional amount, maturity, and payment dates of the derivative financial instrument match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivative qualifies for hedge accounting treatment. See also Note 6 of the “Notes to Consolidated Financial Statements.”

In addition, on October 31, 2001, we closed on a three-year $165 million syndicated bank credit facility with a group of five banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

ratios, including certain borrowing base restrictions, and restrict acquisitions. We continuously monitor our compliance with these covenants. The credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.75% at September 30, 2002). We pay a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to repayments and reborrowings are made based on circumstances then existing, including our judgment as to the most effective utilization of funds. Based on forecast working capital needs, we do not anticipate making significant draws on this facility in the near term.

We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances, cash from operations and equity and equity-linked securities.  At September 30, 2002, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal 2003.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

RESULTS OF OPERATIONS:

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Our sales and other operating revenue were $271 million, a decrease of $18 million or 6.3% from $289 million in 2001.  The decrease is primarily due to U.S. sales in 2001 of prior crop tobaccos.  Sales of foreign grown tobacco were comparable between quarters.  Lower sales of tobacco from Africa were offset by increased sales of Asian tobacco.

Cost of sales and expenses decreased $19 million from $260 million in 2001 to $241 million in 2002. Gross margin as a percentage of sales increased from 18.2% in 2001 to 20.5% in 2002.

Gross profit increased $3.0 million or 5.7% from $52.6 million in 2001 to $55.6 million in 2002.  The increase in gross margin relates primarily to higher total margins on foreign grown tobaccos partially offset by lower total margin realized in the U.S. attributable primarily to the prior year sale of old crop tobacco.

Selling, administrative and general expenses, exclusive of amortization of goodwill, increased $1.4 million or 5.7% from $24.5 million to $25.9 million related primarily to increased personnel related expenses and professional fees.   Amortization of goodwill was $1.7 million in 2001 and $0 in 2002 due to the adoption of SFAS No. 142.  Also see Note 7 of the "Notes to Consolidated Financial Statements."

Interest expense increased $0.9 million from $11.3 million in 2001 to $12.2 million in 2002 primarily due to higher average borrowings, partially offset by lower average rates.

Non-cash charges of $10.8 million and $9.6 million related to the change in fair value of non-qualifying interest rate swap instruments were recognized in the first quarter of fiscal 2003 and 2002, respectively. Also see Note 6 of the "Notes to Consolidated Financial Statements."

The effective tax rate was 23% in 2002 compared to 27% in 2001.  The change in tax rate relates to the non-amortization of goodwill in 2002 and the distribution of taxable income among various taxing jurisdictions.

OUTLOOK AND OTHER INFORMATION:

We believe that global supply and demand for leaf tobacco is now substantially balanced, and that the raw material inventories held by our customers  are largely in equilibrium with their production forecasts.  However, the political and economic situations in both Zimbabwe and Argentina present uncertainties that may adversely impact future results.

DIMON Incorporated and Subsidiaries

OUTLOOK AND OTHER INFORMATION: (Continued)

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations.  The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the current year tobacco crop, which was being marketed through auction at September 30, 2002, is estimated to decline by approximately 19% in comparison to the prior year crop.  Further volume declines of as much as 60% have been forecast by some industry sources in connection with next year’s tobacco crop.  If the political situation continues to deteriorate, our ability to recover  our assets there could be impaired.

Argentina is in a period of political and economic uncertainty.  We purchase Argentine tobacco for export. We do not own any processing assets there and do not foresee any additional material effects on our operations.  However, we do continue to closely monitor events associated with the instability in Argentina and their possible impact on future results.

See “Factors That May Affect Future Results,” below, for important warnings about the forward-looking statements included in this section.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for the Company's performance are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from the Company’s expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for the Company’s tobacco products, and the impact of regulation and litigation on the Company’s customers.  A further list and description of these risks, uncertainties and other factors can be found in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and other filings with the Securities and Exchange Commission.  The Company assumes no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In accordance with SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. The Company uses forward contracts to mitigate exposure to changes in foreign currency exchange rates on forecasted transactions. Generally, the effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income net of deferred taxes until the underlying hedge transactions are reported on the consolidated statement of earnings. The Company has traditionally used interest rate swaps to mitigate its exposure to changes in interest rates related to certain debt agreements. The swaps convert floating-rate debt to fixed-rate debt and fixed rate debt to floating-rate debt.  For interest rate swaps deemed to be effective that are accounted for as cash flow hedges, the changes in the fair values of the instruments is recorded in accumulated other comprehensive income net of deferred taxes. For interest rate swaps deemed to be effective that are accounted for as fair value hedges, both the fair value of the hedged item and the interest rate swap are marked-to-market through earnings in the current period.  Changes in the fair values of derivatives not qualifying as hedges are reported in income. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. Swap instruments, entered into by the Company, prior to the adoption of SFAS No. 133, which do not qualify as hedges, have created and may continue to create volatility in reported earnings.

DIMON Incorporated and Subsidiaries

Item 3. Quantitative and Qualitative Disclosures about Market Risk (Continued)

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

Also, see Note 5 and Note 6 of the "Notes to Consolidated Financial Statements."

Item 4. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are effective to ensure that the information required to be disclosed in the Company's filings with the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

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

The Directorate General for Competition (DGCOMP) of the European Commission (EC) is conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. The Company believes that the DGCOMP may be conducting similar investigations in other countries.  The Company’s subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on the Company’s understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until early in 2003 at the earliest.  The Company expects that administrative penalties will be assessed, and those penalties could be material to the Company's earnings.  However, the Company is not able to make an assessment of the amount of any such penalties at this time.  The Company understands that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

The Company has recently become aware of an administrative inquiry being conducted by the Argentina National Commission for Defense of Competition ("NCDC") into the tobacco and cigarette industry in Argentina. The Company's subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC. The Company cannot predict whether the inquiry will result in any further action by the NCDC.

DIMON Incorporated and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits	-	None

(b)	Current Reports on Form 8-K	-	August 19, 2002 - Item 7, DIMON’s Earnings for Fiscal Year 2002 Increase 43% Earnings Performance is Expected to Continue in 2003 and Item 9, Regulation FD Disclosure
		-	August 29, 2002 - Item 9, Regulation FD Disclosure – A. Sworn Statements and B. 906 Certification Statements
		-	August 30, 2002 - Item 5 and 7, DIMON Announces Quarterly Dividend
		-	October 30, 2002 - Item 5 and 7, DIMON Announces 50% Increase in Quarterly Dividend
		-	October 30, 2002 – Item 5, DIMON Holds Annual Shareholder Meeting

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
__________________________________________
Date: November 5, 2002	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

CERTIFICATION

I, Brian J. Harker, Principal Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DIMON Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ Brian J. Harker
_____________________________________________
Brian J. Harker
President and Chief Executive Officer
November 5, 2002

CERTIFICATION

I, James A. Cooley, Principal Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DIMON Incorporated;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.

The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.

designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

	b.	evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

	c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.

The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a.

all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

	b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.

The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James A. Cooley
_____________________________________________
James A. Cooley
Senior Vice President-Chief Financial Officer

November 5, 2002

