Form 10-Q
period 2002-12-31
DIMON INC
filed 2003-02-04
CIK 939930

Page 1 of 20

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b –2 of the Exchange Act).

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at
Class of Common Stock	February 4, 2003
NO par value	44,731,004

Table of Contents

Part I.

Financial Information

Item 1.

Consolidated Balance Sheet
Statement of Consolidated Income
Statement of Consolidated Cash Flows
Notes to Consolidated Financial Statements

Item 2.

Management's Discussion and Analysis

Item 3.

Quantitative and Qualitative Disclosures

Item 4.

Controls and Procedures

Part II.

Other Information

Item 1.

Legal Proceedings

Item 6.

Exhibits and Reports on Form 8-K

DIMON Incorporated and Subsidiaries

INDEX

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - December 31, 2002 and
		June 30, 2002......…………………………………………………………………	3 - 4

		Statement of Consolidated Income – Three Months and Six Months
		Ended December 31, 2002 and 2001.........……………........................……	5

		Statement of Consolidated Cash Flows – Six
		Months Ended December 31, 2002 and 2001.........................……………	6

		Notes to Consolidated Financial Statements………………….……………	7 - 11

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations………………………..	12 - 15

	Item 3.	Quantitative and Qualitative Disclosures
		about Market Risk……………………………………………………………..…	15

	Item 4.	Controls and Procedures………………………………………………………..	15

Part II.	Other Information

	Item 1.	Legal Proceedings…………………………………………………….…………	16

	Item 6.	Exhibits and Reports on Form 8-K………………………..……………….	17

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

December 31 2002 (Unaudited)		June 30 2002
(in thousands)		______________________________________
ASSETS
Current assets
Cash and cash equivalents…...........................................………….	$ 53,211	$ 108,991
Notes receivable…......................................................……………..	4,925	4,400
Trade receivables, net of allowances	145,438	173,576
Inventories:
Tobacco…..............................................................………………	480,474	391,112
Other….................................................................……………….	14,524	19,215
Advances on purchases of tobacco…................................………...	52,996	67,769
Current deferred and recoverable income taxes….................……..	8,554	9,736
Prepaid expenses and other assets….................................………..	17,621	17,239
	____________________________________
Total current assets…..........................................………………	777,743	792,038
	____________________________________

Investments and other assets
Equity in net assets of investee companies….......................………	693	1,072
Other investments…....................................................…………….	2,977	1,941
Notes receivable…......................................................…………….	2,661	5,354
Other…....................................................................……………….	22,902	24,566
	____________________________________
	29,233	32,933
	____________________________________

Intangible assets
Goodwill…...................................…………………………………	151,772	151,772
Production and supply contracts…...................................…………	9,823	3,938
Pension asset…..........................................................……………...	1,664	1,664
	____________________________________
	163,259	157,374
	____________________________________
Property, plant and equipment
Land…....................................................................………………..	19,480	18,676
Buildings…...............................................................………………	180,498	178,987
Machinery and equipment…...........................................………….	207,607	210,769
Allowances for depreciation…........................................………….	(156,220)	(151,148)
	____________________________________
	251,365	257,284
	____________________________________

Deferred taxes and other deferred charges…..........................………	40,448	37,461
	____________________________________
	$1,262,048	$1,277,090
	====================================

See notes to consolidated financial statements

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

			December 31 2002 (Unaudited)	June 30 2002
(in thousands)			______________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks…...............................................…………...			$ 161,944	$ 181,629
Accounts payable:
Trade….................................................................……………….			35,646	55,277
Officers and employees…...........................................…………..			7,629	13,553
Other….................................................................……………….			10,827	7,964
Advances from customers…...........................................…………..			77,041	67,616
Accrued expenses….....................................................…………….			20,243	24,797
Income taxes…...........................................................……………..			10,633	11,015
Long-term debt current…..............................................……………			2,013	1,128
			____________________________________
Total current liabilities…..........................................…………..			325,976	362,979
			____________________________________
Long-term debt
Revolving Credit Notes and Other….................................………...			12,626	7,521
Convertible Subordinated Debentures….............................……….			73,328	73,328
Senior Notes (Net of Fair Value Adjustment of $13,835 in FY 2003 and ($3,638) in FY 2002)...…………….……			338,835	321,362
			____________________________________
			424,789	402,211
			____________________________________

Deferred credits:
Income taxes…...........................................................……………...			8,941	9,243
Compensation and other ………..........................………………….			59,397	67,205
			____________________________________
			68,338	76,448
			____________________________________
Minority interest in subsidiaries….......................................…………			1,007	789
			____________________________________

Commitments and contingencies…......................................………...			-	-
			____________________________________

Stockholders' equity	Dec. 31	June 30
Preferred Stock—no par value:
Authorized shares….................……..	10,000	10,000
Issued shares….......................………	-	-	-	-
Common Stock—no par value:
Authorized shares….................……..	125,000	125,000
Issued shares….......................………	44,731	44,640	183,322	182, 768
Retained earnings…..................................................………………			269,888	264, 148
Accumulated other comprehensive income…....................……….			(11,272)	(12, 253)
			____________________________________
			441,938	434,663
			____________________________________
			$1,262,048	$1,277,090
			====================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months and Six Months Ended December 31, 2002 and 2001
(Unaudited)

	Second Quarter				First Six Months
	____________________________________________________
(in thousands, except per share amounts)	2003		2002		2003		2002
	____________________________________________________
Sales and other operating revenues…………………………	$305,721		$376,363		$576,665		$665,084
Cost of goods and services sold…………………………….	261,549		328,767		476,907		564,876
	____________________________________________________
Gross profit………………………………............................	44,172		47,596		99,758		100,208
Selling, administrative and general expenses……………….	25,128		27,034		51,019		53,225
	____________________________________________________
Operating income………………………..................……….	19,044		20,562		48,739		46,983
Interest expense………………………………..................…	10,979		12,400		23,143		23,729
Current (recovery) charge derivative financial instruments...	(202)		(382)		10,565		9,220
	____________________________________________________
Income before income taxes and equity
in net loss of investee companies…………….…………..	8,267		8,544		15,031		14,034
Income tax expense………………………………………….	1,905		2,311		3,464		3,770
	____________________________________________________
Income before equity in net
loss of investee companies……………………………….	6,362		6,233		11,567		10,264
Equity in net loss of investee
companies, net of income taxes………………………….	(90)		(32)		(237)		(145)
	____________________________________________________
Net income……………………………….......……….…….	$ 6,272		$ 6,201		$ 11,330		$ 10,119
	=====================================================

Basic income per share …………………............………	$.14		$.14		$.25		$.23
	=====================================================

Diluted earnings per share …………….............…………	$.14	*	$.14	*	$.25	*	$.22	*
	=====================================================

Average number of shares outstanding:
Basic………………………………...........................…..	44,531		44,525		44,528		44,525
Diluted……………………………….........................….	45,055	*	44,987	*	45,031	*	45,041	*
	=====================================================

Cash dividends per share………………………………......	$.075		$.05		$.125		$.10
	=====================================================

See notes to consolidated financial statements

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Six Months Ended December 31, 2002 and 2001 (Unaudited)

	December 31 2002	December 31 2001
(in thousands)	_____________________________________
Operating activities
Net income …………......................................…………………………..	$ 11,330	$ 10,119
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation and amortization…………………………...................…..	16,415	20,636
Deferred items………………………...............................……………....	5,512	(1,658)
Loss on foreign currency transactions...............................………………	461	4,548
Changes in operating assets and liabilities…………….….............…….	(54,414)	(10,963)
	_____________________________________
Net cash (used) provided by operating activities………………………	(20,696)	22,682
	_____________________________________

Investing activities
Purchase of property and equipment…………………………..............….	(9,835)	(13,774)
Proceeds from sale of property and equipment…………………………...	1,772	3,128
Payments received on notes receivable and
receivable from investees..................................................………………	2,315	2,411
Receipts (payments) for other investments and other assets............………	(4,184)	1,469
	_____________________________________
Net cash used by investing activities…….....................………………….	(9,932)	(6,766)
	_____________________________________

Financing activities
Net change in short-term borrowings…………………………...........…..	(22,300)	(28,338)
Proceeds from long-term borrowings………………………….............…	3,693	265,639
Repayment of long-term borrowings…………………………............…..	(579)	(182,762)
Cash dividends paid to DIMON Incorporated stockholders…………...…	(5,591)	(4,464)
	_____________________________________
Net cash (used) provided by financing activities……..………….......….	(24,777)	50,075
	_____________________________________

Effect of exchange rate changes on cash…………………………...........…	(375)	905
	_____________________________________

Increase (decrease) in cash and cash equivalents……………………………	(55,780)	66,896
Cash and cash equivalents at beginning of year……………………….……	108,991	14,594
	_____________________________________

Cash and cash equivalents at end of period………………………….......	$ 53,211	$ 81,490
	======================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.  The Company's operations are seasonal. Therefore, the results of operations for the six months ended December 31, 2002 are not necessarily indicative of the results to be expected for the full year.

2.	EARNINGS PER SHARE

Basic earnings per share is computed by dividing earnings by the weighted average number of common shares outstanding.  The diluted earnings per share calculation assumes that all of the outstanding Convertible Subordinated Debentures outstanding during the periods presented were converted into Common Stock at the beginning of the reporting period or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense.  The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options and restricted shares outstanding.

	The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:
		Second Quarter			First Six Months
		_________________________________________
	(in thousands)	2003		2002	2003	2002
		_________________________________________
	Shares
	Weighted average number of common shares outstanding…	44,531		44,525	44,528	44,525
	Restricted shares issued and shares applicable to stock
	options, net of shares assumed to be purchased from
	proceeds at average market price…….…………………...	524		462	503	516
	Assuming conversion of 6.25% Convertible Debentures at
	the beginning of the period………………………………	-	*	- *	- *	-	*
		_________________________________________

	Average diluted shares outstanding...…....………………..	45,055	*	44,987 *	45,031 *	45,041	*
		===========================================
*	Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

3.	COMPREHENSIVE INCOME The components of comprehensive income were as follows:
		Three Months Ended			Six Months Ended
		December 31			December 31
		_________________________________________
	(in thousands)	2002		2001	2002	2001
		_________________________________________
	Net income………………….………………………………….	$6,272		$6,201	$11,330	$10,119
	Equity currency conversion adjustment………….……….…...	114		(602)	592	(317)
	Derivative financial instruments adjustment..………………..	96		1,002	389	414
		_________________________________________
	Total comprehensive income….………………………….….	$ 6,482		$ 6,601	$ 12,311	$10,216
		===========================================

DIMON Incorporated and Subsidiaries

4.	CONTINGENCIES

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992.  In August 1996, the Company also received notices of adjustments from Brazilian tax authorities proposing adjustments to the income taxes for calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200.  The company successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  During the six months ended December 31, 2002, the Company resolved an additional $2,000 of tax, penalties and interest.  As of December 31, 2002, tax, penalties and interest relating to still unresolved issues is approximately $1,600, before related tax benefits for future deductions, and deduction of interest if the Company failed to prevail on these issues.

On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax is equivalent to approximately $4,000.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.

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

On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying a class in Deloach, et al. v. Philip Morris Companies Inc., et al., a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235) (the "Deloach Suit").  As certified, the class consists of persons who, at any time from February 1996 to the present, held a quota to grow or produced and sold U.S. flue-cured and burley tobacco. The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including the Company, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. The Company will defend the lawsuit vigorously.  Because the lawsuit is still in its initial stages, the Company cannot estimate the amount or range of loss that could result if the lawsuit is resolved in a manner unfavorable to the Company.

The Directorate General for Competition (DGCOMP) of the European Commission (EC) is conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. The Company believes that the DGCOMP may be conducting similar investigations in other countries.  The Company's subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on the Company's understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until sometime in 2003 at the earliest.  The Company expects that administrative penalties will be assessed, and those penalties could be material to the Company's earnings.  However, the Company is not able to make an assessment of the amount of any such penalties at this time.  The Company understands that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

DIMON Incorporated and Subsidiaries

4.	CONTINGENCIES (Continued)

An administrative inquiry is being conducted by the Argentina National Commission for Defense of Competition ("NCDC") into the tobacco and cigarette industry in Argentina.  The Company's subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC. The Company cannot predict whether the inquiry will result in any further action by the NCDC.

The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers' construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers' crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At December 31, 2002, the Company is guarantor of an amount not to exceed $84,509 with $60,444 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees to be remote.

The Company's other off balance sheet risks are not material.

On August 21, 2001, the Company's subsidiary in Brazil won a claim related to certain excise taxes ("IPI credit bonus") for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially be over many years.  The Company is unable to estimate the realizable value of this claim as of December 31, 2002.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political and economic situation in Zimbabwe continues to deteriorate, or if tobacco crop volumes continue declining at a significant rate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $48.1 million as of December 31, 2002.

5.	ISSUANCE OF SENIOR NOTES AND BANK CREDIT FACILITY

On October 30, 2001, the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933.  The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006.

On October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.25% at December 31, 2002). The Company pays a commitment fee of 1% per annum on any unused portion of the facility.

DIMON Incorporated and Subsidiaries

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Fixed to Floating Rate Interest Swaps

Concurrent with the private issuance of $200 million principal amount of 9 5/8% Senior Notes on October 30, 2001, discussed in Note 5, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of the Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.   Also, effective November 25, 2002, the Company entered into a derivative financial instrument to swap $100 million notional amount of the $125 million principal amount of the 8 7/8% Senior Notes due 2006, to a floating interest rate equal to LIBOR plus 5.11%, set six months in arrears.  The effective interest rates at December 31, 2002 were 5.49% and 6.49% for the $200 million and $100 million instruments, respectively.

The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  As of December 31, 2002 and June 30, 2002, the fair value of the debt increased the Senior Notes liability by $13,835 and decreased the liability by $3,638, respectively, with a corresponding change in the fair value of the derivative financial instruments reflected in Deferred Credits – Compensation and Other.

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates, to reduce its exposure to interest rate volatility.  At December 31, 2002, the Company held instruments of this type with an aggregate notional value of $265 million, bearing interest at rates between 4.29% and 6.22%, and with maturity dates ranging from September 15, 2003 to September 15, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the three months ended December 31, 2002 and 2001, the Company recognized non-cash recoveries before income taxes of $(202) and $(382), respectively, from the change in the fair value of these derivative financial instruments.  For the six months ended December 31, 2002 and 2001, the Company recognized non-cash charges before income taxes of $10,565 and $9,220, respectively, from the change in the fair value of these derivative financial instruments.  With the recognition of each charge or recovery relating to these instruments, a corresponding amount is recognized in Deferred Credits — Compensation and Other.  At December 31, 2002, there was an aggregate credit of $26,040 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

Forward Currency Contracts

The Company periodically enters into forward currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecast transactions.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as cash flow hedges.  Changes in the fair value of these derivative financial instruments, net of deferred taxes, are recognized in Other Comprehensive Income and do not affect current period earnings.

DIMON Incorporated and Subsidiaries

6.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Fair Value of Derivative Financial Instruments

As noted, and in accordance with SFAS No. 133, the Company recognizes all derivative financial instruments at fair value, regardless of the purpose or intent for holding the instrument.  Fair value estimates are based on information available to management at December 31, 2002, and were determined using quoted market prices when available.  For the six months ended December 31, 2002 and 2001 accumulated other comprehensive income increased by $389 (net of deferred taxes of $194) and $414 (net of deferred taxes of $250), respectively, related specifically to accumulated unrealized net losses on forward contracts accounted for as cash flow hedges.  For the three months ended December 31, 2002 and 2001 accumulated other comprehensive income increased by $96 (net of deferred taxes of $50) and $1,002 (net of deferred taxes of $538), respectively, related specifically to accumulated unrealized net losses on forward contracts accounted for as cash flow hedges.

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

In accordance with SFAS No. 142, prior period amounts were not restated.  The following table adjusts the reported net income for the three months and six months ended December 31, 2001 and the income per share amounts to exclude amortization of goodwill:

		Three Months Ended December 31, 2001	Six Months Ended December 31,2001
	(in thousands, except for per share data)	_____________________________________________________

	Reported net income.................…………………………..	$ 6,201	$ 10,119
	Amortization of goodwill (net of tax of $10 and $20)……	1,691	3,381
		______	_______
	Adjusted net income ..……………………...................…..	$ 7,892	$ 13,500
		=======	=======
	Reported basic earnings per share................………………	$.14	$.23

	Amortization of goodwill (net of tax).........………………	$.04	$.07
		_______	_______
	Adjusted basic earnings per share…………………………	$.18	$.30
		=======	=======

DIMON Incorporated and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The purchasing and processing activities of our business are seasonal.  Our need for working capital fluctuates.  At any of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year end.  We historically have needed working capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also prefinance tobacco crops in certain foreign countries by making advances of crop materials and cash to farmers prior to and during the growing season. We have historically financed our operations through a combination of short-term lines of credit, customer advances, cash from operations, debt securities and equity and equity-linked securities.

Working capital at December 31, 2002 was $452 million compared to $429 million at June 30, 2002. Our current ratio was 2.4 to 1 at December 31, 2002 compared to 2.2 to 1 at June 30, 2002.  The increase in working capital is the result of a decrease in current assets of $14 million and a decrease of $37 million in current liabilities.  The decrease in current assets is primarily a result of decreased cash, trade receivables and advances on purchases of tobacco partially offset by an increase in inventory.  The decrease in current liabilities is primarily a result of decreases in notes payable to banks and accounts payable partially offset by increases in advances from customers.

Cash flows used by operating activities were $20.7 million in 2002 compared to cash provided of $22.7 million in 2001.  This increase in usage is primarily due to more cash used for inventories and advances on purchases of tobacco and more cash used for the payment of accounts payable offset partially by increased collections of accounts receivable.

Cash used by investing activities was $9.9 million in 2002 compared to $6.7 million in 2001.  The increase in usage by investing activities relates primarily to payments for investments and other assets, decreased receipts from sales of property and equipment and other assets, offset partially by decreases in purchases of property and equipment.

Cash flows used by financing activities were $24.7 million in 2002 compared to a provision of cash of $50.0 million in 2001.  This change relates primarily to our proceeds from our Senior Note issuance and credit facility refinance in October 2001.

At December 31, 2002, we had seasonally adjusted lines of credit of $337.1 million, with $161.9 million in borrowings with a weighted average interest rate of 4.9%.  At December 31, 2002, unused lines of credit amounted to $129.5 million.  Total maximum outstanding borrowings, excluding the long-term credit agreements, during the six months ended December 31, 2002 were $289.4 million.  At December 31, 2002, we had $32.9 million of letters of credit outstanding and an additional $12.8 million of letters of credit lines available.

On October 30, 2001 we completed an issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933. The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006.  Concurrent with the completion of the Senior Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The effective rate at December 31, 2002 was 5.49%.  See also Note 6 of the “Notes to Consolidated Financial Statements.”

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

In addition, on October 31, 2001, we closed on a three-year $165 million syndicated bank credit facility with a group of five banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. We continuously monitor our compliance with these covenants. The credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.25% at December 31, 2002). We pay a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to drawings and repayments are made based on circumstances then existing, including our judgment as to the most effective utilization of funds. Based on forecast working capital needs, we do not anticipate making significant draws on this facility in the near term.

We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances, cash from operations and equity and equity-linked securities.  At December 31, 2002, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal 2003.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

RESULTS OF OPERATIONS:

Three Months Ended December 31, 2002 Compared to Three Months Ended December 31, 2001

Our sales and other operating revenue were $306 million, a decrease of $70 million or 18.7% from $376 million in 2001.  This decrease is primarily attributable to temporary delays in shipments of Zimbabwean tobacco as well as reduced sales volumes of U.S. tobacco.   The delayed shipments from Zimbabwe resulted from a combination of late delivery at customer request and, to a lesser extent, a current shortage of shipping containers available in the country.

The cost of sales and expenses decreased $69 million or 19.4% from $356 million in 2001 to $287 million in 2002.  Gross margin as a percentage of sales increased from 12.6% in 2001 to 14.4% in 2002 primarily reflecting the overall mix of product shipped.

Gross profit decreased $3.4 million or 7.2% from $47.6 million in 2001 to $44.2 million in 2002.  The decreased margin relates primarily to delays in shipment of Zimbabwean tobacco as well as reduced sales of U.S. tobacco.  In 2001 we recognized a $2.7 million charge related to the devaluation of the Argentine Peso and a gain of $1.7 million related to the sale of unutilized Zimbabwe assets.

Selling, administrative and general expenses, exclusive of amortization of goodwill, remained relatively constant at $25.0 million in 2002 compared to $25.2 million in 2001.  Amortization expense was $1.8 million in 2001 and $0.1 million in 2002 due to the adoption of SFAS No. 142.  Also see Note 7 of the "Notes to Consolidated Financial Statements."

Interest expense decreased $1.4 million or 11.5% from $12.4 million in 2001 to $11.0 million in 2002. This decrease was primarily due to lower average borrowings.

Non-cash recoveries of $0.2 million and $0.4 million were recognized in 2002 and 2001, respectively, for the change in fair value of non-qualifying interest rate swap instruments.  Also see Note 6 of the "Notes to Consolidated Financial Statements."

The effective tax rate was 23% in 2002 compared to 27% in 2001.  The change in tax rates relates to the non-amortization of goodwill in 2002 and the distribution of taxable income among various taxing jurisdictions.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Six Months Ended December 31, 2002 Compared to Six Months Ended December 31, 2001:

Our sales and other operating revenue were $577 million, a decrease of $88 million or 13.3% from $665 million in 2001.  This decrease is primarily attributable to temporary delays in shipments of Zimbabwean tobacco, reduced sales volumes of U.S. tobacco and non-recurring sales in 2001 of U.S. prior crop tobacco.  The delayed shipments from Zimbabwe resulted from a combination of late delivery at customer request and, to a lesser extent, a current shortage of shipping containers available in the country.

The cost of sales and expenses decreased $90 million or 14.6% from $618 million in 2001 to $528 million in 2002.  Gross margin as a percentage of sales increased from 15.1% in 2001 to 17.3% in 2002 primarily reflecting the overall mix of product shipped.

Gross profit remained relatively constant at $100.2 million in 2001 and $99.8 million in 2002.  The comparable margin levels relate to higher margins on foreign grown tobacco offset substantially by delayed shipments from Zimbabwe, reduced U.S. tobacco sales volumes as well as the non-recurring sale of old crop U.S. tobacco in 2001.  In 2001 we recognized a $2.7 million charge related to the devaluation of the Argentine Peso and a gain of $1.7 million related to the sale of unutilized Zimbabwe assets.

Selling, administrative and general expenses, exclusive of amortization of goodwill, increased $1.7 million or 3.4% to $50.8 million in 2002 compared to $49.1 million in 2001.  This increase relates primarily to personnel related expenses. Amortization expense was $4.1 million in 2001 and $0.2 million in 2002 due to the adoption of SFAS No. 142.  Also see Note 7 of the "Notes to Consolidated Financial Statements."

Interest expense decreased $0.6 million or 2.5% from $23.7 million in 2001 to $23.1 million in 2002. This decrease was due to lower average rates as well as lower average borrowings.

Non-cash charges of $10.6 million and $9.2 million were recognized in 2002 and 2001, respectively, for the change in fair value of non-qualifying interest rate swap instruments.  Also see Note 6 of the "Notes to Consolidated Financial Statements."

The effective tax rate was 23% in 2002 compared to 27% in 2001.  The change in tax rates relates to the non-amortization of goodwill in 2002 and the distribution of taxable income among various taxing jurisdictions.

OUTLOOK AND OTHER INFORMATION:

We believe that global supply and demand for leaf tobacco is now substantially balanced, and that the raw material inventories held by our customers  are largely in equilibrium with their production forecasts.  However, the political and economic situations in both Zimbabwe and Argentina present uncertainties that may adversely impact future results.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations.  The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the current year tobacco crop declined by approximately 19% in comparison to the prior year crop.  Further volume declines of as much as 60% have been forecast by some industry sources in connection with next year’s tobacco crop.  If the political situation continues to deteriorate, our ability to recover  our assets there could be impaired.

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
-14-

DIMON Incorporated and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are "forward-looking statements" as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2002 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

In accordance with SFAS No. 133, we recognize all derivative financial instruments, such as interest rate swap contracts and forward currency contracts, in the consolidated financial statements at fair value, regardless of the purpose or intent for holding the instrument. We use forward currency contracts to mitigate exposure to changes in foreign currency exchange rates on forecasted transactions. Generally, the effective portion of unrealized gains and losses associated with forward currency contracts, and the intrinsic value of option contracts, are deferred as a component of accumulated other comprehensive income net of deferred taxes until the underlying hedge transactions are reported on the consolidated statement of earnings. We have traditionally used interest rate swaps to mitigate our exposure to changes in interest rates related to certain debt agreements. The swaps convert floating-rate debt to fixed-rate debt, and fixed-rate debt to floating-rate debt.  For interest rate swaps deemed to be effective that are accounted for as cash flow hedges, the changes in the fair values of the instruments are recorded in accumulated other comprehensive income, net of deferred taxes. For interest rate swaps deemed to be effective that are accounted for as fair value hedges, both the fair value of the hedged item and the offsetting interest rate swap are marked to market through earnings in the current period.  Changes in the fair values of derivatives that do not qualify for hedge accounting treatment are reported in income. As a result of fluctuations in interest rates, and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. Swap instruments entered into by us prior to the adoption of SFAS No. 133, which do not qualify as hedges, have created and may continue to create significant volatility in reported earnings.

We plan to continue the practice of economically hedging various components of our debt.  However, wherever practical, it is our intent that future interest rate swap transactions will match the notional amounts, maturities, and payment dates of the derivative financial instrument with those of the underlying debt in order to qualify for hedge accounting treatment under SFAS No. 133.

See Note 5 and Note 6 of the "Notes to Consolidated Financial Statements" for a description of all of our derivative financial instruments.

Item 4. Controls and Procedures

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are effective to ensure that the information required to be disclosed in our filings with the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

DIMON Incorporated and Subsidiaries

Part II. Other Information

Item 1. Legal Proceedings

On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying a class in Deloach, et al. v. Philip Morris Companies Inc., et al., a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235) (the "Deloach Suit").  As certified, the class consists of persons who, at any time from February 1996 to the present, held  a quota to grow or produced and sold U.S. flue-cured and burley tobacco. The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including DIMON, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. DIMON will defend the lawsuit vigorously.  Because the lawsuit is still in its initial stages, we cannot estimate the amount or range of loss that could result if the lawsuit is resolved in a manner unfavorable to us.

The Directorate General for Competition (DGCOMP) of the European Commission (EC) is conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. We believe that the DGCOMP may be conducting similar investigations in other countries.  Our subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, we believe there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until sometime in 2003 at the earliest.  We expect that administrative penalties will be assessed, and those penalties could be material to our earnings.  However, we are not able to make an assessment of the amount of any such penalties at this time.  We understand that the cooperation of our subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

An administrative inquiry is being conducted by the Argentina National Commission for Defense of Competition ("NCDC") into the tobacco and cigarette industry in Argentina.  Our subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC.  We cannot predict whether the inquiry will result in any further action by the NCDC.

DIMON Incorporated and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits	-	None

(b)	Current Reports on Form 8-K	-	October 30, 2002 - Item 5, DIMON Announces 50% Increase in Quarterly Dividend
		-	October 30, 2002 – Item 5, DIMON Holds Annual Shareholder Meeting
		-	November 5, 2002 - Item 9, Regulation FD Disclosure
		-	November 5, 2002 - Item 9, Regulation FD Disclosure – A. 906 Certification Statements

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
__________________________________________
Date: February 4, 2003	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

CERTIFICATION

I, Brian J. Harker, Principal Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DIMON Incorporated;

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
Brian J. Harker
President and Chief Executive Officer
February 4, 2003

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

February 4, 2003

