Form 10-Q
period 2003-03-31
DIMON INC
filed 2003-05-07
CIK 939930

Page 1 of 22

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
_______________________________

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Yes [X]	No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b –2 of the Exchange Act).

Yes [X]	No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
Outstanding at
Class of Common Stock	May 7, 2003
NO par value	44,732,004

Table of Contents

Part I.

Financial Information

Item 1.

Consolidated Balance Sheet
Statement of Consolidated Income
Statement of Consolidated Cash Flows
Notes to Consolidated Financial Statements

Item 2.

Management's Discussion and Analysis

Item 3.

Quantitative and Qualitative Disclosures

Item 4.

Controls and Procedures

Part II.

Other Information

Item 1.

Legal Proceedings

Item 6.

Exhibits and Reports on Form 8-K

DIMON Incorporated and Subsidiaries

INDEX

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Consolidated Balance Sheet - March 31, 2003 and
		June 30, 2002......…………………………………………………………………	3 - 4

		Statement of Consolidated Income – Three Months and Nine Months
		Ended March 31, 2003 and 2002.........……………........................……	5

		Statement of Consolidated Cash Flows – Nine
		Months Ended March 31, 2003 and 2002.........................……………	6

		Notes to Consolidated Financial Statements………………….……………	7 - 12

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations………………………..	13 - 16

	Item 3.	Quantitative and Qualitative Disclosures
		about Market Risk……………………………………………………………..…	16

	Item 4.	Controls and Procedures………………………………………………………..	17

Part II.	Other Information

	Item 1.	Legal Proceedings…………………………………………………….…………	17

	Item 6.	Exhibits and Reports on Form 8-K………………………..……………….	18

Signatures……………………………………………………………………………………………………			19

Certifications……………………………………………………………………………………………….			20 - 21

Index of Exhibits………………………………………………………………………………………….			22

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

March 31 2003 (Unaudited)		June 30 2002
(in thousands)		______________________________________
ASSETS
Current assets
Cash and cash equivalents…...........................................………….	$ 19,840	$ 108,991
Notes receivable…......................................................……………..	3,511	4,400
Trade receivables, net of allowances………………………………	196,823	173,576
Inventories:
Tobacco…..............................................................………………	419,495	391,112
Other….................................................................……………….	27,224	19,215
Advances on purchases of tobacco…................................………...	70,467	67,769
Current deferred and recoverable income taxes….................……..	4,439	9,736
Prepaid expenses and other assets….................................………..	23,028	17,239
	____________________________________
Total current assets…..........................................………………	764,827	792,038
	____________________________________

Investments and other assets
Equity in net assets of investee companies….......................………	611	1,072
Other investments…....................................................…………….	2,741	1,941
Notes receivable…......................................................…………….	3,272	5,354
Other…....................................................................……………….	23,325	24,566
	____________________________________
	29,949	32,933
	____________________________________

Intangible assets
Goodwill…...................................…………………………………	151,772	151,772
Production and supply contracts…...................................…………	9,973	3,938
Pension asset…..........................................................……………...	1,664	1,664
	____________________________________
	163,409	157,374
	____________________________________
Property, plant and equipment
Land…....................................................................………………..	19,693	18,676
Buildings…...............................................................………………	183,978	178,987
Machinery and equipment…...........................................………….	198,519	210,769
Allowances for depreciation……………........................………….	(152,357)	(151,148)
	____________________________________
	249,833	257,284
	____________________________________

Deferred taxes and other deferred charges…..........................………	39,694	37,461
	____________________________________
	$1,247,712	$1,277,090
	===================================

See notes to consolidated financial statements

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

			March 31 2003 (Unaudited)	June 30 2002
(in thousands)			______________________________________
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks…...............................................…………...			$ 147,775	$ 181,629
Accounts payable:
Trade….................................................................……………….			48,102	55,277
Officers and employees…...........................................…………..			9,004	13,553
Other….................................................................……………….			25,999	7,964
Advances from customers…...........................................…………..			47,914	67,616
Accrued expenses….....................................................…………….			26,321	24,797
Income taxes…...........................................................……………..			5,295	11,015
Long-term debt current…..............................................……………			1,908	1,128
			____________________________________
Total current liabilities…..........................................…………..			312,318	362,979
			____________________________________
Long-term debt
Revolving Credit Notes and Other….................................………...			13,715	7,521
Convertible Subordinated Debentures….............................……….			73,328	73,328
Senior Notes (Net of Fair Value Adjustment of $16,427 in FY 2003 and ($3,638) in FY 2002)...…………….……			341,427	321,362
			____________________________________
			428,470	402,211
			____________________________________

Deferred credits:
Income taxes…...........................................................……………...			8,759	9,243
Compensation and other ………..........................………………….			57,787	67,205
			____________________________________
			66,546	76,448
			____________________________________
Minority interest in subsidiaries….......................................…………			887	789
			____________________________________

Commitments and contingencies…......................................………...			-	-
			____________________________________

Stockholders' equity	Mar. 31	June 30
Preferred Stock—no par value:
Authorized shares….................……..	10,000	10,000
Issued shares….......................………	-	-	-	-
Common Stock—no par value:
Authorized shares….................……..	125,000	125,000
Issued shares….......................………	44,732	44,640	183,327	182,768
Retained earnings…..................................................………………			269,202	264,148
Accumulated other comprehensive income…....................……….			(13,038)	(12,253)
			____________________________________
			439,491	434,663
			____________________________________
			$1,247,712	$1,277,090
			===================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months and Nine Months Ended March 31, 2003 and 2002
(Unaudited)

	Third Quarter				First Nine Months
	_________________________________________________
(in thousands, except per share amounts)	2003		2002		2003		2002
	_________________________________________________
Sales and other operating revenues…………………………	$301,404		$257,065		$878,069		$922,149
Cost of goods and services sold…………………………….	260,301		217,705		737,208		782,581
	_________________________________________________
Gross profit………………………………............................	41,103		39,360		140,861		139,568
Selling, administrative and general expenses……………….	26,783		24,885		77,802		78,110
	_________________________________________________
Operating income………………………..................……….	14,320		14,475		63,059		61,458
Interest expense………………………………..................…	11,125		12,133		34,268		35,862
Current (recovery) charge derivative financial instruments...	(194)		(4,068)		10,371		5,152
	_________________________________________________
Income before income taxes and equity
in net income (loss) of investee companies….………….	3,389		6,410		18,420		20,444
Income tax expense………………………………………….	785		1,730		4,249		5,500
	_________________________________________________
Income before equity in net income
(loss) of investee companies…………………………...	2,604		4,680		14,171		14,944
Equity in net income (loss) of investee
companies, net of income taxes………………………….	66		10		(171)		(135)
	_________________________________________________
Net income……………………………….......……….…….	$ 2,670		$ 4,690		$ 14,000		$ 14,809
	===================================================

Basic earnings per share …………………............………	$.06		$.11		$.31		$.33
	===================================================

Diluted earnings per share …………….............…………	$.06	*	$.10	*	$.31	*	$.33	*
	===================================================

Average number of shares outstanding:
Basic………………………………...........................…..	44,534		44,525		44,530		44,525
Diluted……………………………….........................….	45,107	*	45,063	*	44,886	*	45,048	*
	===================================================

Cash dividends per share………………………………......	$.075		$.05		$.20		$.15
	===================================================

See notes to consolidated financial statements

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Nine Months Ended March 31, 2003 and 2002 (Unaudited)

	March 31 2003	March 31 2002
(in thousands)	________________________________________
Operating activities
Net income …………......................................…………………………..	$ 14,000	$ 14,809
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation and amortization…………………………...................…..	24,798	30,219
Deferred items………………………...............................……………....	6,094	(4,136)
Loss on foreign currency transactions...............................………………	1,232	3,678
Changes in operating assets and liabilities…………….….............…….	(74,520)	8,507
	________________________________________
Net cash (used) provided by operating activities………………………	(28,396)	53,077
	________________________________________

Investing activities
Purchase of property and equipment…………………………..............….	(15,888)	(16,773)
Proceeds from sale of property and equipment…………………………...	2,673	3,310
Payments received on notes receivable and
receivable from investees..................................................………………	2,925	2,469
Receipts (payments) for other investments and other assets............………	(4,047)	3,290
	________________________________________
Net cash used by investing activities…….....................………………….	(14,337)	(7,704)
	________________________________________

Financing activities
Net change in short-term borrowings…………………………...........…..	(39,753)	(94,577)
Proceeds from long-term borrowings………………………….............…	3,919	266,020
Repayment of long-term borrowings…………………………............…..	(1,051)	(183,089)
Cash dividends paid to DIMON Incorporated stockholders…………...…	(8,946)	(6,696)
	________________________________________
Net cash used by financing activities……..………….......….	(45,831)	(18,342)
	________________________________________

Effect of exchange rate changes on cash…………………………...........…	(587)	1,154
	________________________________________

Increase (decrease) in cash and cash equivalents……………………………	(89,151)	28,185
Cash and cash equivalents at beginning of year……………………….……	108,991	14,594
	________________________________________

Cash and cash equivalents at end of period………………………….......	$ 19,840	$ 42,779
	========================================

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)
1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2002.  The Company's operations are seasonal. Therefore, the results of operations for the nine months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

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

	The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding and diluted earnings per share:
		Third Quarter			First Nine Months
		________________________________________
	(in thousands)	2003		2002	2003	2002
		________________________________________
	Shares
	Weighted average number of common shares outstanding…	44,534		44,525	44,530	44,525
	Restricted shares issued and shares applicable to stock
	options, net of shares assumed to be purchased from
	proceeds at average market price…….…………………...	573		538	356	523
	Assuming conversion of 6.25% Convertible Debentures at
	the beginning of the period………………………………	-	*	- *	- *	-	*
		________________________________________

	Average diluted shares outstanding...…....………………..	45,107	*	45,063 *	44,886 *	45,048	*
		=========================================
*	Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

3.	COMPREHENSIVE INCOME The components of comprehensive income were as follows:
		Three Months Ended			Nine Months Ended
		March 31			March 31
		________________________________________
	(in thousands)	2003		2002	2003	2002
		________________________________________
	Net income………………….………………………………….	$2,670		$4,690	$14,000	$14,809
	Equity currency conversion adjustment………….……….…...	(1,253)		(1,036)	(662)	(1,353)
	Derivative financial instruments adjustment..………………..	(513)		1,150	(123)	1,564
		________________________________________
	Total comprehensive income….………………………….….	$ 904		$ 4,804	$13,215	$15,020
		=========================================

DIMON Incorporated and Subsidiaries

4.

STOCK-BASED COMPENSATION

The Company accounts for its stock-based employee compensation plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations.  No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the company had applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	March 31		March 31
	________________________________________
	2003	2002	2003	2002
	________________________________________
Net income, as reported….………………………………….	$2,670	$4,690	$14,000	$14,809
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects………………..………….……….…...	(216)	(155)	(679)	(518)
	________________________________________
Pro forma net income…….….………………………….….	$ 2,454	$ 4,535	$13,321	$14,291
	=========================================
Earnings per share:
Basic – as reported….…….….………………………….	$ 0.06	$ 0.11	$ 0.31	$ 0.33
	=========================================
Basic – pro forma….…….….………………………….	$ 0.06	$ 0.10	$ 0.30	$ 0.32
	=========================================
Diluted – as reported….…….….………………………….	$ 0.06	$ 0.10	$ 0.31	$ 0.33
	=========================================
Diluted – pro forma….…….….………………………….	$ 0.05	$ 0.10	$ 0.30	$ 0.32
	=========================================

5.	CONTINGENCIES

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992.  In August 1996, the Company also received notices of adjustments from Brazilian tax authorities proposing adjustments to the income taxes for calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200.  The Company successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  During the nine months ended March 31, 2003, the Company resolved an additional $2,000 of tax, penalties and interest.  As of March 31, 2003, tax, penalties and interest relating to still unresolved issues is approximately $1,600, before related tax benefits for future deductions, and deduction of interest if the Company failed to prevail on these issues.

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

DIMON Incorporated and Subsidiaries

5.	CONTINGENCIES (Continued)

The Company believes it has properly reported its income and paid its taxes in Brazil, Germany and Tanzania in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company's consolidated balance sheet or results of operations.

On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying a class in Deloach, et al. v. Philip Morris Companies Inc., et al., a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235) (the "Deloach Suit").  As certified, the class consists of persons who, at any time from February 1996 to the present, held a quota to grow or produced and sold U.S. flue-cured and burley tobacco. The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including the Company, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. The Company has been defending the lawsuit vigorously.  The Company cannot estimate the amount or range of loss that could result if the lawsuit is resolved in a manner unfavorable to the Company.

In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. The Company believes that the DGCOMP may be conducting similar investigations in other countries.  The Company's subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on the Company's understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until later in 2003.  The Company expects that administrative penalties will be assessed, and those penalties could be material to the Company's earnings.  However, the Company is not able to make an assessment of the amount of any such penalties at this time.  The Company understands that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

In September 2002, the Argentina National Commission for Defense of Competition ("NCDC") began an administrative inquiry into the tobacco and cigarette industry in Argentina.  The Company's subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC. The Company cannot predict whether the inquiry will result in any further action by the NCDC.

The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers' construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers' crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At March 31, 2003, the Company is guarantor of an amount not to exceed $90,556 with $70,700 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees to be remote.

The Company's other off balance sheet risks are not material.

DIMON Incorporated and Subsidiaries

5.	CONTINGENCIES (Continued)

On August 21, 2001, the Company's subsidiary in Brazil won a claim related to certain excise taxes ("IPI credit bonus") for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially be over many years.  The Company is unable to estimate the realizable value of this claim as of March 31, 2003.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political and economic situation in Zimbabwe continues to deteriorate, or if tobacco crop volumes continue declining at a significant rate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $46.7 million as of March 31, 2003.

6.	ISSUANCE OF SENIOR NOTES AND BANK CREDIT FACILITY

On October 30, 2001, the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933.  The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006.

On October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.25% at March 31, 2003). The Company pays a commitment fee of 1% per annum on any unused portion of the facility.

7.	DERIVATIVE FINANCIAL INSTRUMENTS

Fixed to Floating Rate Interest Swaps

Concurrent with the private issuance of $200 million principal amount of 9 5/8% Senior Notes on October 30, 2001, discussed in Note 6, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of the Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.   Also, effective November 25, 2002, the Company entered into a derivative financial instrument to swap $100 million notional amount of the $125 million principal amount of the 8 7/8% Senior Notes due 2006, to a floating interest rate equal to LIBOR plus 5.11%, set six months in arrears.  The effective interest rates at March 31, 2003 were 5.34% and 6.34% for the $200 million and $100 million instruments, respectively.

The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with Statement of Financial Accounting Standards No. 133 (SFAS No. 133), "Accounting for Derivative Instruments and Hedging Activities," these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  As of March 31, 2003 and June 30, 2002, the fair value of the debt increased the Senior Notes liability by $16,427 and decreased the liability by $3,638, respectively, with a corresponding change in the fair value of the derivative financial instruments reflected in Deferred Credits – Compensation and Other.

DIMON Incorporated and Subsidiaries

7.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates, to reduce its exposure to interest rate volatility.  At March 31, 2003, the Company held instruments of this type with an aggregate notional value of $265 million, bearing interest at rates between 4.29% and 6.22%, and with maturity dates ranging from September 15, 2003 to September 15, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the three months ended March 31, 2003 and 2002, the Company recognized non-cash recoveries before income taxes of $(194) and $(4,068), respectively, from the change in the fair value of these derivative financial instruments.  For the nine months ended March 31, 2003 and 2002, the Company recognized non-cash charges before income taxes of $10,371 and $5,152, respectively, from the change in the fair value of these derivative financial instruments.  With the recognition of each charge or recovery relating to these instruments, a corresponding amount is recognized in Deferred Credits — Compensation and Other.  At March 31, 2003, there was an aggregate credit of $25,846 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

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

Fair Value of Derivative Financial Instruments

As noted, and in accordance with SFAS No. 133, the Company recognizes all derivative financial instruments at fair value, regardless of the purpose or intent for holding the instrument.  Fair value estimates are based on information available to management at March 31, 2003, and were determined using quoted market prices when available.  For the nine months ended March 31, 2003 and 2002 accumulated other comprehensive income decreased by $123 (net of deferred taxes of $62) and increased by $1,564 (net of deferred taxes of $814), respectively, related specifically to accumulated unrealized net losses on forward contracts accounted for as cash flow hedges.  For the three months ended March 31, 2003 and 2002 accumulated other comprehensive income decreased by $513 (net of deferred taxes of $256) and increased by $1,150 (net of deferred taxes of $563), respectively, related specifically to accumulated unrealized net losses on forward contracts accounted for as cash flow hedges.

DIMON Incorporated and Subsidiaries

8.	ADOPTION OF NEW ACCOUNTING STANDARD

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

The Company completed the initial transitional assessment during the first quarter and has determined that no potential goodwill impairment existed as of July 1, 2002.  A goodwill impairment review will be conducted at least annually and any impairment charges that are required to be recorded would be charged to operating income.

In accordance with SFAS No. 142, prior period amounts were not restated.  The following table adjusts the reported net income for the three months and nine months ended March 31, 2002 and the income per share amounts to exclude amortization of goodwill:

		Three Months Ended March 31, 2002	Nine Months Ended March 31, 2002
	(in thousands, except for per share data)	_____________________________________________________

	Reported net income.................…………………………..	$ 4,690	$ 14,809
	Amortization of goodwill (net of tax of $10 and $30)……	1,690	5,071
		_______	_______
	Adjusted net income ..……………………...................…..	$ 6,380	$ 19,880
		========	========
	Reported basic earnings per share................………………	$.11	$.33

	Amortization of goodwill (net of tax).........………………	$.04	$.12
		_______	_______
	Adjusted basic earnings per share…………………………	$.15	$.45
		========	========

9.	SUBSEQUENT EVENT

On May 1, 2003, the Company received $2,734 from the United Nations Compensation Commission in connection with a claim filed by a predecessor company, Monk-Austin, Incorporated.  The claim arose from an uncollected trade receivable from the Iraqi Tobacco Monopoly, which related to transactions that occurred prior to Iraq’s invasion of Kuwait in August 1990.  The predecessor company charged off the entire receivable, net of tax, as a $5,202 extraordinary loss during its fiscal year 1991.  The Company will report the current recovery, net of tax, as a $1,777 extraordinary gain in its fourth quarter earnings.

DIMON Incorporated and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The purchasing and processing activities of our business are seasonal.  Our need for working capital fluctuates.  At any of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year-end.  We historically have needed working capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also prefinance tobacco crops in certain foreign countries by making advances of crop materials and cash to farmers prior to and during the growing season. We have historically financed our operations through a combination of short-term lines of credit, customer advances, cash from operations, debt securities and equity and equity-linked securities.

Working capital at March 31, 2003 was $453 million compared to $429 million at June 30, 2002. Our current ratio was 2.4 to 1 at March 31, 2003 compared to 2.2 to 1 at June 30, 2002.  The increase in working capital is the result of a decrease in current assets of $27 million and a decrease of $51 million in current liabilities.  The decrease in current assets is primarily a result of decreased cash partially offset by increases in trade receivables and inventory.  The decrease in current liabilities is primarily a result of decreases in notes payable to banks and advances from customers.

Cash flows used by operating activities were $28.4 million in 2003 compared to cash provided of $53.1 million in 2002.  The increased usage is primarily due to more cash used for inventories and advances on purchases of tobacco and accounts receivable partially offset by changes in customer advances.

Cash used by investing activities was $14.3 million in 2003 compared to $7.7 million in 2002.  The increase in usage by investing activities relates primarily to payments for investments and other assets.

Cash flows used by financing activities were $45.8 million in 2003 compared to $18.3 million in 2002.  This change relates primarily to our proceeds from our Senior Note issuance and credit facility refinance in October 2001.

At March 31, 2003, we had seasonally adjusted lines of credit of $417.8 million, with $147.8 million in borrowings with a weighted average interest rate of 4.7%.  At March 31, 2003, unused lines of credit amounted to $229.5 million.  Total maximum outstanding borrowings, excluding the long-term credit agreements, during the nine months ended March 31, 2003 were $289.4 million.  At March 31, 2003, we had $25.5 million of letters of credit outstanding and an additional $15.0 million of letters of credit lines available.

On October 30, 2001 we completed an issuance of $200 million principal amount of 9 5/8% Senior Notes due 2011 pursuant to Rule 144A under the Securities Act of 1933. The financial covenants of the Senior Notes are substantially similar to those for the existing $125 million principal amount of 8 7/8% Senior Notes due 2006.  Concurrent with the completion of the Senior Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The effective rate at March 31, 2003 was 5.34%.  See also Note 7 of the “Notes to Consolidated Financial Statements.”

In addition, on October 31, 2001, we closed on a three-year $165 million syndicated bank credit facility with a group of five banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. We continuously monitor our compliance with these covenants. The credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.25% at March 31, 2003). We pay a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to drawings and repayments are made based on circumstances then existing, including our judgment as to the most effective utilization of funds. Based on forecast working capital needs, we do not anticipate making significant draws on this facility in the near term.

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances, cash from operations and equity and equity-linked securities.  At March 31, 2003, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal 2003.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

RESULTS OF OPERATIONS:

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Our sales and other operating revenues were $301 million, an increase of $44 million or 17.1% from $257 million in 2002.  This increase is primarily due to sales of Zimbabwean tobacco that were delayed from the prior quarter partially offset by lower sales of U.S. tobacco.

The cost of sales and expenses increased $44 million or 18.1% from $243 million in 2002 to $287 million in 2003. Gross margin as a percentage of sales decreased from 15.3% in 2002 to 13.6% in 2003.

Gross profit increased $1.7 million or 4.3% from $39.4 million in 2002 to $41.1 million in 2003.  The increase in gross profit is primarily due to the shipments of the Zimbabwean tobacco partially offset by the impact on gross profit of lower sales in the U.S.

Selling, administrative and general expenses, exclusive of the amortization of goodwill, increased $3.6 million from $23.1 million in 2002 to $26.7 million in 2003.  The increase in selling, administrative and general expenses is primarily attributable to unfavorable exchange rate changes in Europe, increases in personnel related expenses, insurance costs and legal fees.  Increases in personnel related expenses resulted primarily from the matching of incentive compensation awards to operating results.  Insurance costs increased as a result of the impact on business risk from events that have occurred in recent years.  Amortization expense was $1.8 million in 2002 compared to $0.1 million in 2003 due to the adoption of SFAS No. 142.  Also see Note 8 of the "Notes to Consolidated Financial Statements."

Interest expense decreased $1.0 million or 8.3% from $12.1 million in 2002 to $11.1 million in 2003. This decrease was primarily due to lower average rates.

Non-cash recoveries of $0.2 million and $4.1 million were realized in 2003 and 2002, respectively, for the change in fair value of non-qualifying interest rate swap instruments.  Also see Note 7 of the "Notes to Consolidated Financial Statements."

The effective tax rate was 23% in 2003 compared to 27% in 2002.  The change in tax rates relates to the non-amortization of goodwill in 2003 and the distribution of taxable income among various taxing jurisdictions.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months Ended March 31, 2003 Compared to Nine Months Ended March 31, 2002:

Our sales and other operating revenues were $878 million, a decrease of 4.8% or $44 million from $922 million in 2002. This decrease is primarily due to reduced sales volumes of U.S. tobacco and non-recurring sales in 2002 of U.S. prior crop tobacco.

The cost of sales and expenses decreased $46 million to $815 million in 2003 from $861 million in 2002. Gross margin as a percentage of sales improved 0.9% from 15.1% in 2002 to 16.0% in 2003.

Gross profit remained relatively constant at $140.9 million in 2003 compared to $139.6 million in 2002.  U.S. margins decreased due to reduced volumes and non-recurring sales in the prior year.  In 2002 we recognized a $3.1 million charge related to the devaluation of the Argentine Peso and a gain of $1.7 million related to the sale of unutilized Zimbabwe assets.

Selling, administrative and general expenses, exclusive of the amortization of goodwill, increased 7.3% or $5.3 million from $72.2 million in 2002 to $77.5 million in 2003.  The increase is primarily attributable to unfavorable exchange rate changes in Europe, increases in personnel related expenses, insurance costs and legal fees.  Increases in personnel related expenses resulted primarily from lower returns on assets of defined benefit pension plans.  Insurance costs increased as a result of the impact on business risk from events that have occurred in recent years.  Amortization expense was $0.3 million in 2003 compared to $5.9 million in 2002 due to the adoption of SFAS No. 142.  Also see Note 8 of the "Notes to Consolidated Financial Statements."

Interest expense decreased 4.4% or $1.6 million from $35.9 million in 2002 to $34.3 million in 2003 primarily due to lower average rates.

Non-cash charges of $10.4 million and $5.1 million were realized in 2003 and 2002, respectively, for the change in fair value of non-qualifying interest rate swap instruments.  Also see Note 7 of the "Notes to Consolidated Financial Statements."

The effective tax rate was 23% in 2003 compared to 27% in 2002.  The change in tax rates relates to the non-amortization of goodwill in 2003 and the distribution of taxable income among various taxing jurisdictions.

OUTLOOK AND OTHER INFORMATION:

We believe that global supply and demand for leaf tobacco is now substantially balanced, and that the raw material inventories held by our customers are largely in equilibrium with their production forecasts.  However, the political and economic situations in both Zimbabwe and Argentina present uncertainties that may adversely impact future results.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations. The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the 2003 tobacco crop is projected to decline by approximately 49% in comparison to the prior year crop.  If the political situation continues to deteriorate, our ability to recover our assets there could be impaired.

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

See Note 6 and Note 7 of the "Notes to Consolidated Financial Statements" for a description of all of our derivative financial instruments.

DIMON Incorporated and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS: (Continued)

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

Part II. Other Information

Item 1. Legal Proceedings

On April 3, 2002, the United States District Court for the Middle District of North Carolina issued an opinion and order certifying a class in Deloach, et al. v. Philip Morris Companies Inc., et al., a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235) (the "Deloach Suit").  As certified, the class consists of persons who, at any time from February 1996 to the present, held a quota to grow or produced and sold U.S. flue-cured and burley tobacco. The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including DIMON, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation. DIMON has been defending the lawsuit vigorously.  We cannot estimate the amount or range of loss that could result if the lawsuit is resolved in a manner unfavorable to us.

In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. We believe that the DGCOMP may be conducting similar investigations in other countries.  Our subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, we believe there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until later in 2003.  We expect that administrative penalties will be assessed, and those penalties could be material to our earnings.  However, we are not able to make an assessment of the amount of any such penalties at this time.  We understand that the cooperation of our subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

In September 2002, the Argentina National Commission for Defense of Competition ("NCDC") began an administrative inquiry into the tobacco and cigarette industry in Argentina.  Our subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC.  We cannot predict whether the inquiry will result in any further action by the NCDC.

DIMON Incorporated and Subsidiaries

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits	-	See Index of Exhibits after Signature Page

(b)	Current Reports on Form 8-K	-	February 4, 2003 – Item 9, Regulation FD Disclosure
		-	February 21, 2003 - Item 5, DIMON Announces Quarterly Dividend
		-	February 24, 2003 – Item 5, DIMON Names Steven B. Daniels President and Chief Operating Officer

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
__________________________________________
Date: May 7, 2003	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

CERTIFICATION

I, Brian J. Harker, Principal Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of DIMON Incorporated;

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
Brian J. Harker
Chairman and Chief Executive Officer
May 7, 2003

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

/s/ James A. Cooley
_____________________________________________
James A. Cooley
Senior Vice President-Chief Financial Officer
May 7, 2003

DIMON Incorporated and Subsidiaries

INDEX OF EXHIBITS

Exhibits

99(a)	Certification of Chief Executive Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99(b)	Certification of Chief Financial Officer, Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

