Form 10-K
period 2003-06-30
DIMON INC
filed 2003-08-28
CIK 939930

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED June 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_______.

COMMISSION FILE NUMBER 1-13684

DIMON Incorporated
Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567
512 Bridge Street, Danville, Virginia 24541

Telephone Number (434)792-7511

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (no par value)	New York Stock Exchange
Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on August 18, 2003, was approximately $313,801,983.  In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates.  This assumption shall not be deemed conclusive for any other purpose.  As of August 18, 2003, there were 44,745,504 shares of Common Stock outstanding.

INFORMATION INCORPORATED BY REFERENCE

Certain information contained in the September 22, 2003 Proxy Statement for the Annual Meeting of Shareholders (to be held November 6, 2003) of the registrant is incorporated by reference into Part III hereof.

Special Note Regarding Forward Looking Statements

     This report on Form 10-K, including the sections entitled “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, and Section 21E of the Securities Act of 1934. Statements that are not historical facts, including statements about our beliefs or expectations, are forward-looking statements. These statements are based on our plans, estimates and projections at the time we make the statements, and you should not place undue reliance on them. In some cases, you can identify forward-looking statements by the use of forward-looking terms such as “may,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “estimate,” “predict,”  “potential,” or other similar terms.

     Forward-looking statements involve inherent risks and uncertainties. We caution you that a number of important factors could cause actual results to differ materially from those contained in or suggested by any forward-looking statement. These factors include, among others: general economic and business conditions; weather conditions; crop yields; competition; the regulatory actions of U.S., foreign and local governments; foreign currency exchange and interest rate fluctuations; the loss of significant customers or a substantial reduction in orders from customers; industry trends, including continued customer consolidation and changes in customer buying and inventory practices; availability, terms and deployment of capital; ability to increase prices; production capacity constraints and other economic, business, competitive and/or regulatory factors affecting our operations discussed in this report. See also “Factors that May Affect Future Results.”

     All forward-looking statements in this report on Form 10-K are qualified by these cautionary statements and are made only as of the date of this report. We undertake no obligation, other than as required by law, to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS
=====================================================================================================
AVAILABLE INFORMATION

Our website address is www.dimon.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.

THE COMPANY

DIMON Incorporated is the second largest independent leaf tobacco merchant in the world and ships tobacco to manufacturers of cigarettes and other consumer tobacco products in approximately 90 countries around the world.

BUSINESS DESCRIPTION

Product

The world's large multinational cigarette manufacturers, with one exception, rely primarily on independent leaf tobacco merchants such as DIMON to supply the majority of their leaf tobacco needs.  Leaf tobacco merchants select, purchase, process, store, pack, ship and, in certain developing markets, provide agronomy expertise and financing for growing leaf tobacco.  Our revenues primarily comprise sales of processed tobacco and fees charged for processing and related services to manufacturers of tobacco products around the world.  We do not manufacture cigarettes or other consumer tobacco products.

We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. International brand cigarettes have gained market share in several major foreign markets including Asia (particularly the Pacific Rim), Europe and the Middle East in recent years.  International brand cigarettes include Virginia cigarettes that contain only flue-cured tobaccos as well as American blend cigarettes.  American blend cigarettes contain approximately 50% flue-cured, 37% burley and 13% oriental tobacco, contain less tar and nicotine and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world.  According to the Tobacco Merchants Association, international brand cigarettes represented 58% of worldwide cigarette consumption (excluding China) in 2002, compared to 48% in 1990.  As international brand cigarettes have continued to gain global market share, the demand for export quality flue-cured, burley and oriental tobacco sourced and processed by us and our competitors has grown accordingly.

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

Geographic Regions of Operation

We have developed an extensive international network through which we purchase, process and sell tobacco.  In addition to our processing facilities in Virginia and North Carolina, we own or have an interest in processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Bulgaria, Greece, Indonesia, Kyrgystan, Macedonia and Turkey, the leading exporters of oriental tobacco.  We also have processing facilities in Germany, Italy, Tanzania and Thailand. We have historically contracted with third parties for the processing of tobacco in certain countries including Argentina, Canada, Chile, China, Congo, Guatemala, India, Spain and certain countries of the former Soviet Union.  In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China and India.

We purchase tobacco in more than 40 countries.  Although a significant portion of the dollar value of tobacco we purchase is produced in the U.S., the relative importance of tobacco grown overseas to our profitability has increased steadily.  During fiscal 2003, approximately 20% of the dollar value of tobacco we purchased was purchased in the U.S.  The recent decreases in U.S. tobacco purchases, due to the shift to direct contract buying, are discussed in "Purchasing" below.  Approximately 18%, 13%, 5% and 5% of the dollar value of tobacco we purchased during fiscal 2003 was purchased in Brazil, Zimbabwe, Turkey and Malawi, respectively.  The remaining 39% was purchased in more than 35 different countries with no single country accounting for more than 4%.

Through our wholly-owned subsidiary, Compania General de Tabacos de Filipinas S.A. ("CdF"), we are also a leading international dealer in dark tobaccos typically used for cigars and smokeless tobacco products.  CdF maintains its administrative and sales headquarters in Barcelona, Spain, and has operations in the major dark tobacco producing countries, including Cameroon, Colombia, Dominican Republic, Indonesia, Northern Brazil, Paraguay and the Philippines.

Purchasing

Tobacco is purchased at auction or directly from growers. In the United States, flue-cured and burley tobacco crops were traditionally sold at public auction, but these markets have undergone a fundamental change in recent years. Beginning with the 2000 U.S. burley crop and continuing to the 2001 U.S. flue-cured crop, there was a significant shift from auction markets to purchasing directly from growers ("direct contract buying").  The U.S. Department of Agriculture has reported that approximately three-fourths of both the 2002 U.S. flue-cured and U.S. burley tobacco crops were sold through direct contract buying.  Concurrent with the shift from an auction system to direct contract buying a number of our significant U.S. customers began purchasing green tobacco directly from the growers. Although the tobacco purchased directly from growers by our customers has continued to be processed in our U.S. facilities, we no longer take ownership of that tobacco and no longer record sales revenues associated with its resale.  The shift to direct contract buying negatively impacted our sales in fiscal 2001, 2002 and 2003. We have continued to earn and record service revenues for the processing of all such tobaccos for our customers. Our gross profit has not been materially affected by the shift to direct contract buying by our customers, although sales revenues have been reduced and profit margin has increased. Although we believe that we have taken proper actions to operate effectively in the U.S. direct contract buying environment, there are continuing challenges in managing our operating cost base in the United States in light of the continued requirement to field buying personnel in the residual auction markets.   Under the direct contract buying system, purchasers generally buy a farmer’s entire tobacco crop which has changed the risk characteristics of the U.S. flue-cured and burley tobacco markets by increasing the possibility of accumulation of inventories of grades of tobacco that our customers do not desire. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

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

In non-auction markets such as Argentina, Brazil, Bulgaria, China, Greece, Guatemala, India, Indonesia, Italy, Mexico, Kyrgystan, Spain, Tanzania, Thailand and Turkey, we purchase tobacco directly from growers or from local entities that have arranged for purchase from growers.  We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders.  Our arrangements with growers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital.  For example, in Brazil, we generally contract to purchase a grower's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered.  Pursuant to these purchase contracts, we provide growers with fertilizer and other materials necessary to grow tobacco and may either directly loan or guarantee Brazilian rural credit loans to growers to finance the crop.  Under longer-term arrangements with growers, we may also finance or guarantee financing on growers' construction of curing barns.

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

Processing

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics.  We operate tobacco processing facilities in 29 countries. Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality.  Accordingly, we have located our processing facilities in proximity to our principal sources of tobacco.

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

Processed flue-cured and burley tobacco is redried to remove excess moisture so that it can be held in storage by customers or us for long periods of time.  After redrying, whole leaves, bundles, strips or stems are separately packed in cases, bales, cartons or hogsheads for storage and shipment.  Packed flue-cured and burley tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.  Prior to and during processing, steps are taken to ensure consistent quality of the tobacco, including the regrading and removal of undesirable leaves, dirt and other non-tobacco related material.  Customer representatives are frequently present at our facilities to monitor the processing of their particular orders.  Increased consumption of discount and value-priced cigarettes and competition among leaf merchants have led to improvements in processing designed to minimize waste and thereby increase yield.  Throughout the processing, our technicians use laboratory test equipment for quality control to ensure that the product meets all customer specifications.

From time to time, we process and store tobacco acquired by various stabilization cooperatives under the domestic price support program.  We can derive significant revenues from the fees charged for such services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program.  While these revenues are not material to our net sales, they result in additional recovery of fixed costs that may be significant to gross profit.  With the shift to direct contract buying, these revenues and related gross profits may decrease.

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

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  Of our 2003, 2002, and 2001 sales and other operating revenues, approximately 38%, 35%, and 36%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. or Altria Group, Inc., each of which contributed in excess of 10% of total sales.  No other customer accounts for more than 10% of our sales.  We generally have maintained relationships with our customers for over sixty years.  In fiscal 2003, we delivered approximately 19% of our tobacco sales to customers in the U.S., approximately 41% to customers in Europe and the remainder to customers located in Asia, Africa and elsewhere.

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

Competition

The leaf tobacco industry is highly competitive.  Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing and financing of tobacco.  In addition, there is competition in all countries to buy the available leaf tobacco and in many areas, total leaf tobacco processing capacity exceeds demand.

Currently, there are three major global competitors in the leaf tobacco industry, including DIMON, and all are dependent upon a few large cigarette manufacturing customers.  Our principal competitors are Universal Corporation and Standard Commercial Corporation.  Of the independent leaf tobacco merchants, we believe that, based on revenues, we rank second in established worldwide market share.  We further believe that among independent leaf tobacco merchants, we have the largest or second largest market share in Argentina, Brazil, China, Greece, Guatemala, Mexico, Spain, Thailand, Turkey, the U.S. and Zimbabwe as well as other countries.  Universal's market share in the U.S., Brazil and Africa is considerably greater than ours.  The number of manufacturers has declined in recent years due to consolidation.  The loss of, or a substantial reduction in the services provided to, any one or more significant customers could have a material adverse effect on our financial condition or results of operations.

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

Employees

Our consolidated entities employed about 3,700 persons, excluding seasonal employees, in our worldwide operations at June 30, 2003.  In the U.S. operations, our consolidated entities employed about 400 employees at June 30, 2003.  During processing periods the seasonal employees in the U.S. would number approximately 900.  Most U.S. seasonal employees are covered by collective bargaining agreements with two local labor unions.  None of our full-time employees are covered by collective bargaining agreements.  In the non-U.S. operations, our consolidated entities employed about 3,300 persons, excluding 15,000 seasonal employees at June 30, 2003.  We consider our employee relations to be satisfactory.

Change in Fiscal Year

On June 23, 2003, our Board of Directors adopted a new fiscal year end.  Our new fiscal year will end on March 31, beginning with the fiscal year ending March 31, 2004.  The primary purpose of the change is to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  Our predecessor companies selected the existing June 30 fiscal year end many years ago when operations were substantially domestic because it matched the U.S. crop cycle. However, given the importance of our international operations today, particularly those in South America for which financial results now straddle fiscal years, a March 31 year-end is a more appropriate fiscal end.  We will file our regularly scheduled quarterly reports on Form 10-Q during the shortened fiscal year 2004.  The separate audited financial statements required for the transition period will be included in our annual report on Form 10-K for the fiscal year ending March 31, 2004.

Government Regulation and Environmental Compliance

See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results" for a discussion of government regulation and environmental compliance.

Financial Information about Industry Segments, Foreign and Domestic Operations, and Export Sales

We operate in one segment, the tobacco business.  We purchase, process, sell and store leaf tobacco. Financial information concerning our reporting is included in Note L to the "Notes to Consolidated Financial Statements."  Information with respect to our working capital appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

ITEM 2. PROPERTIES

Following is a description of our material properties:

Corporate
Our corporate headquarters are located in Danville, Virginia.

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

The following is a listing of the various material properties used in operations all of which are owned by us:

LOCATION	USE	AREA IN SQUARE FEET
_______________________________________________________________________________________________________
UNITED STATES
DANVILLE, VA.	FACTORY/STORAGE	1,867,000
FARMVILLE, N.C.	FACTORY/STORAGE	895,000
LAKE CITY, S.C.	STORAGE	252,000
ROCKY MOUNT, N.C.	FACTORY/STORAGE	239,000

SOUTH AMERICA
VERA CRUZ, BRAZIL	STORAGE	311,000
SANTA CRUZ, BRAZIL	FACTORY/STORAGE	896,000
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE	988,000

AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE	796,000
HARARE, ZIMBABWE	FACTORY/STORAGE	1,080,000
MOROGORO, TANZANIA	FACTORY/STORAGE	741,000
LUBUMBASHI, DEMOCRATIC REPUBLIC OF CONGO	STORAGE	288,000

EUROPE
KARLSRUHE, GERMANY	FACTORY/STORAGE	236,000
THESSALONIKI, GREECE	FACTORY/STORAGE	378,000
SPARANISE, ITALY	FACTORY/STORAGE	466,000
IZMIR, TURKEY	FACTORY(2)/STORAGE	898,000

ASIA
LAMPHUN, THAILAND	FACTORY/STORAGE	186,000

ITEM 3. LEGAL PROCEEDINGS

DeLoach, et al. v. Philip Morris Companies Inc., et al., is a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235).  On April 3, 2002, the Court issued an opinion and order certifying a class of plaintiffs.  As certified, the class consists of persons who, at any time from March 1, 1996 through February 28, 2001, held a quota to grow or produced and sold U.S. flue-cured and burley tobacco.  The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including DIMON, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation.  DIMON and the other defendants have asserted a number of defenses to the allegations made.

On May 15, 2003, we entered into a conditional settlement agreement to resolve our involvement in the DeLoach class action litigation.  The Settlement Agreement was signed by the plaintiffs, on behalf of themselves and the class of plaintiffs they represent, DIMON, and all but one of the other defendants in the case.  Under the terms of the Settlement Agreement, we will pay $6 million of the approximately $210 million of cash settlement payments to be paid by the settling defendants, and will not be obligated to pay any portion of the plaintiffs’ attorneys’ fees or other costs or expenses awarded by the Court, which will be paid by certain other settling defendants.  Because we expect that the court will ultimately approve the settlement agreement, we have recorded our share of the settlement as of June 30, 2003.  In addition, certain other settling defendants who are cigarette manufacturers have agreed to purchase certain minimum amounts of U.S. grown tobacco over the next ten years.  In exchange, the plaintiffs and the members of the class will release the settling defendants, including DIMON and its affiliates, from any and all claims, damages, or liabilities of any nature whatsoever, known or unknown, under state or federal law, that any plaintiff or member of the class has or had, that was or could have been alleged as a class action in the DeLoach litigation.

The Settlement Agreement expressly recognizes our continued denial of wrongdoing and liability, and does not constitute an admission of any of the claims or allegations made by the plaintiffs in the case, or any admission or evidence of a violation of any law or other wrongdoing by any of the settling defendants.

The Settlement Agreement has received preliminary approval from the Court, and consummation of the settlement is subject to final approval of the Court following a required notice to the members of the class of plaintiffs.  It is expected that any such final approval will occur in mid to late September.  Certain members of the potential class of plaintiffs may opt out of the settlement in accordance with the rules governing class action litigation.  The DeLoach litigation will continue against the non-settling defendant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.
ADDITIONAL INFORMATION - EXECUTIVE OFFICERS OF DIMON INCORPORATED

The following information is furnished with respect to the Company’s executive officers who were serving in the capacities indicated as of June 30, 2003. Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	BUSINESS EXPERIENCE – PAST FIVE YEARS

Brian J. Harker	53

Chairman and Chief Executive Officer of DIMON since March 2003; prior thereto Chief Executive Officer since May 1999; prior thereto President since March 1999; prior thereto Executive Vice President and Chief Financial Officer since October 1996.

Steve B. Daniels	45

President and Chief Operating Officer of DIMON since March 2003; prior thereto Senior Vice President-Operations Director since October 2001; prior thereto Senior Vice President-Regional Director Latin America/Africa since March 1999; prior thereto Senior Vice President-Regional Executive Latin America since March 1998.

James A. Cooley	52	Senior Vice President-Chief Financial Officer of DIMON since February 1999; prior thereto Senior Vice President-Treasurer since September 1997.

H. Peyton Green, III	54	Senior Vice President-Sales Director of DIMON since October 2001; prior thereto Senior Vice President-Sales and Marketing since November 1998.

Don C. Hare	48

Vice President-Human Resources of DIMON since January 2001; prior thereto Senior Human Resources Generalist with a range of companies with responsibility for compensation and benefit design, as well as, organization design and change.

Thomas C. Parrish	55

Senior Vice President-Chief Legal Officer and Secretary of DIMON since October 2001; prior thereto Senior Vice President-Corporate Affairs and Secretary since November 1999; prior thereto Senior Vice President-Corporate Affairs since 1997.

The information contained in the Proxy Statement under the caption "Election of Directors" is incorporated herein by reference.

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

	DIMON Common Stock
	High	Low	Dividends Declared
	____________________________________________
Fiscal Year 2003
Fourth Quarter……......................................……..	$ 7.44	$5.69	$.075
Third Quarter……........................................…….	7.50	5.60	.075
Second Quarter……......................................…….	6.60	5.35	.075
First Quarter…….........................................…….	7.00	5.45	.05

Fiscal Year 2002
Fourth Quarter……......................................……..	$ 7.94	$6.35	$.05
Third Quarter……........................................…….	8.29	6.35	.05
Second Quarter……......................................…….	7.50	5.35	.05
First Quarter…….........................................…….	10.18	5.49	.05

As of June 30, 2003, there were approximately 5,946 shareholders, including approximately 5,036 beneficial holders of DIMON Incorporated's Common Stock. DIMON pays dividends quarterly.

We are subject to certain restrictions on our ability to pay dividends.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results."

On May 27, 2003, we completed a private issuance of $125 million principal amount of  7 3/4% Senior Notes due 2013 pursuant to Rule 144A under the Securities Act of 1933 to the initial purchaser, Wachovia Securities, Inc.  The financial covenants of the Senior Notes are substantially similar to those for the existing $200 million principal amount of 9 5/8 % Senior Notes due 2011. The net proceeds from the sale of the 7 3/4% Senior Notes were approximately $121.6 million, after deducting the initial purchaser’s discounts and offering expenses of approximately $3.4 million.  The proceeds from the 7 3/4% Senior Note issuance were used to repay our 8 7/8% Senior Notes due 2006.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands, except per share amounts	__________________________________________________________________________
and number of stockholders)	2003	2002	2001	2000	1999
==================================================================================================================
Summary of Operations
Sales and other operating revenues……	$1,271,683	$1,259,720	$1,400,955	$1,473,630	$1,815,223
Restructuring (recovery), asset
impairment and merger costs.....…….	-	-	(1,384)	(211)	25,932
Income (loss) from continuing
operations before cumulative
effect of accounting changes
and extraordinary item……………...	26,280	27,476	24,997	17,988	(28,378)
Cumulative effect of accounting
changes, net of income taxes…..…….	-	-	(103)	-	-
Income from discontinued
operations, net of income taxes……..	-	-	-	-	22,912
Extraordinary item -
Iraqi receivable recovery,
net of income taxes………………….	1,777	-	-	-	-
___________________________________________________________________________________________________________________
Net Income (Loss)	28,057	27,476	24,894	17,988	(5,466)
___________________________________________________________________________________________________________________
Per Share Statistics
Basic Earnings Per Share:
Income (loss) from continuing
operations before cumulative
effect of accounting changes
and extraordinary item……………...	$ .59	$ .62	$ .56	$ .40	$ (.63)
Net income (loss) ............…………...	.63	.62	.56	.40	(.12)

Diluted Earnings Per Share:
Income (loss) from continuing
operations before cumulative
effect of accounting changes
and extraordinary item……………...	.58*	.61*	.56*	.40*	(.63)*
Net income (loss)…..............………..	.62*	.61*	.56*	.40*	(.12)*

Dividends paid…....................………...	.275	.20	.20	.20	.40
Book value….........................…………	10.16	9.74	9.23	9.06	8.91
___________________________________________________________________________________________________________________

Balance Sheet Data
Working capital (1).................………...	$ 436,544	$ 429,059	$ 172,863	$ 433,735	$ 443,602
Total assets…........................………….	1,353,152	1,277,090	1,182,089	1,266,749	1,479,194
Revolving Credit Notes and
Other Long-Term Debt (1).....……….	351,569	328,883	128,641	400,856	458,180
Convertible Subordinated
Debentures…………………………..	73,328	73,328	73,328	73,328	73,328
Stockholders' equity….............……….	454,573	434,663	411,539	403,504	396,539
___________________________________________________________________________________________________________________
Other Statistics
Common shares outstanding
at year end…......................………….	44,737	44,640	44,575	44,525	44,525
Number of stockholders
at year end (2)…..................………...	5,946	6,025	4,611	4,899	5,729
___________________________________________________________________________________________________________________
* For 1999, 2000, 2001, 2002 and 2003 assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of DIMON’s financial condition and results of operations should be read in conjunction with the consolidated financial information and related footnotes for the fiscal years ended June 30, 2003, 2002 and 2001.

General
========================================================================================================

DIMON was formed through the April 1, 1995 merger of Dibrell Brothers, Incorporated (established in 1873) and Monk-Austin, Inc. (established in 1907).  We believe that we are the world's second largest independent purchaser and processor of leaf tobacco.

Critical Accounting Policies and Estimates
========================================================================================================

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

Inventories

Inventories are valued at the lower of cost or market. Inventories are reviewed and written down for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, additional write downs to lower of cost or market value may be required.  Inventory write downs in 2003 and 2002 were $3.5 million and $4.7 million, respectively.

Income Taxes

Through our subsidiaries, we are subject to the tax laws in each of the jurisdictions in which we operate.  Therefore, we must estimate tax expense as well as assess the impact of amounts arising from differing treatment of items for book and tax purposes. We are also subject to a tax audit in each of these jurisdictions, which could result in changes to estimated taxes.  In addition, we make assumptions regarding the future utilization of foreign tax credits, alternative minimum tax credits and tax loss carryforwards. These assumptions could be affected by changes in future taxable income and its sources and changes in U.S. or foreign tax laws. Our effective tax rate could be impacted by changes in these assumptions.   See Note J to the "Notes to Consolidated Financial Statements" for further disclosure on income taxes.

Goodwill and Other Intangible Assets

Annually, or more frequently if necessary, we review the carrying value of goodwill in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” utilizing a discounted cash flow model.  The preparation of discounted future cash flow analyses requires significant judgment by management with respect to earnings growth rates and the appropriate discount rate.  Neither a one-percentage-point increase in the discount rate assumption or a one-percentage-point decline in the earnings growth rate would result in an impairment charge.  Unforeseen events and changes in circumstances and market conditions could, however, cause significant changes in estimates of future cash flows, which could result in an impairment charge.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)
========================================================================================================

Long-Lived Assets

We review the carrying values of our long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” whenever events or changes in circumstances indicate that such carrying values may not be recoverable.  Unforeseen events and changes in circumstances and market conditions could negatively affect the fair value of our assets and result in an impairment charge.  Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.  The fair value of the asset could be different using different estimates and assumptions in these valuation techniques.

Pensions and Postretirement Health Care and Life Insurance Benefits

The valuation of our pension and other postretirement health care and life insurance plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits and mortality rates. The actuarial assumptions used in our pension reporting are reviewed annually and compared with external benchmarks to assure that they accurately account for our future pension and postretirement obligations. A one-percentage-point increase in assumed health care trend rates would increase the cost of postretirement benefits by $.1 million and the obligation by $1.1 million.  A one-percentage-point decrease would decrease postretirement benefit costs by $.09 million and the obligation by $1.0 million.  Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.  See Note K to the "Notes to Consolidated Financial Statements" for a further discussion of these assumptions and how a change in certain of these assumptions could affect our earnings.

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

Accounting Matters
========================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounting Matters (Continued)
========================================================================================================

In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001.  Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements.  We have chosen the first day of the last quarter as the date for our annual review.  Other intangible assets continue to be amortized over their useful lives.

We applied the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003.  Application of the non-amortization provisions of the Statement resulted in an increase in net income of approximately $6.2 million for the year.  In accordance with SFAS No. 142, we evaluated our goodwill and found no indication of impairment in fiscal 2003.

In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we adopted this new accounting standard on July 1, 2002.  The adoption of SFAS No. 144 did not have a material impact on our financial statements.

In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary.  There was no material impact on our financial statements as a result of adopting SFAS No. 145.

In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  We adopted this standard by the required December 2002 deadline.  The financial statements were not impacted by the adoption of this Statement.

In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  This Interpretation requires a guarantor to include disclosure of certain guarantees that it has issued and if applicable, at inception of the guarantee, to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee.  The recognition and measurement requirements of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this Interpretation did not have a material impact on our financial statements.

In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.   In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As required under SFAS No. 148, we adopted these disclosure requirements in fiscal 2003.

In January 2003, FASB issued FASB Interpretation No. 46,  "Consolidation of Variable Interest Entities." This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise.  This Interpretation applies immediately to variable interest entities created after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation were effective beginning in our third quarter of fiscal 2003.  We do not believe that we have any significant variable interest entities requiring consolidation or further disclosure.  Therefore, the adoption of this Interpretation did not have a material impact on our financial statements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounting Matters (Continued)
========================================================================================================

In April 2003, FASB issued SFAS No. 149,  "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This Statement will become effective in fiscal 2004 for contracts entered into or modified after June 30, 2003.  We will adopt the provisions under SFAS No. 149 beginning on July 1, 2003 and do not expect any material impact on our financial statements.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  Under the provisions of SFAS No. 150 certain financial instruments that previously could be accounted for as equity must be presented as liabilities, and in some cases assets, on the balance sheet.  We will adopt this new standard beginning July 1, 2003 and do not expect it to have any material effect on our financial statements.

Results of Operations
========================================================================================================
Operating Environment:

Global
We believe that the global supply and demand for leaf tobacco is now substantially balanced, and the raw material inventories held by customers are largely in equilibrium with production forecasts.

Africa

Political and economic situations in Zimbabwe present uncertainties as the country is in a period of civil unrest accompanied by a deteriorating economy. We have adjusted our operations throughout the region to be attentive to the current situation. The Zimbabwe crop size is estimated to decrease from 167 million kilos in the 2002 crop year to approximately 85 million kilos in the 2003 crop year.  As a result, our customers have shifted portions of their purchases to Brazil, Argentina and certain African countries. Financial results from our Zimbabwe operation remain positive despite the adversity. Our Malawi operation continues to operate positively in a large burley market where the crop size has reached a plateau due to availability and demand for the product. In response to the Zimbabwe situation, Malawi is expanding its flue-cured production through various growing schemes. Both Zimbabwe and Malawi benefit from processing tobaccos from our expanding sourcing projects in the nearby African countries of Zambia, Mozambique and the Democratic Republic of Congo. Production at our Tanzania operation continues to grow as customer demand for these tobaccos increases further.

South America

We continue to see excellent results in our Brazilian operation as customers shift portions of their Zimbabwe and U.S. requirements to Brazil.  Brazil is among our largest source countries in terms of volume and revenue.  We consider this region to be a viable area for continued growth in tobacco leaf production.  Though an extended rainy season negatively affected the crop yield this past year, larger crop sizes are predicted as Brazil responds to Zimbabwe’s continued political and economic difficulties.  Argentina has also benefited from the smaller crop size in Zimbabwe, with new customers entering the market this year. Argentina continues to be in a period of political and economic uncertainty. We purchase processed tobacco for export and do not own any processing assets there.  The customer base for both Guatemala and Mexico is somewhat limited by the high production costs in those countries.  Our operations in those countries generally purchase and process only to customer orders.

Asia

The Asian region provides our customers with a good quality product at a comparatively lower cost. The importance of the Asian region is increasing as our customers expand their operations into the region.  In Thailand, we purchase and process tobacco through our own operations.  In other areas of Asia, we supervise the purchase and processing of tobacco in conjunction with operations owned by governmental and other third parties.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
============================================================================================================
Operating Environment: (Continued)

Europe

We believe that Turkey will continue to be the most important among Oriental tobacco markets. Turkey is currently undergoing change as the State Monopoly (TEKEL) is privatized.  As a result of this change, Turkey has become a direct contract purchasing market, and we anticipate smaller crops in future years.  Our other Oriental operations including those in Bulgaria, Greece, Macedonia, Kyrgyzstan and Moldova continue to contribute to the region’s profitability.  We currently have various European initiatives underway to consolidate processing into regional facilities to achieve greater economies of scale.

North America

The production of leaf tobacco in the U.S. currently operates under a USDA-administered Tobacco Program that restricts supply and induces non-value added costs into the price of farm cured, or “green” tobacco.  Increasingly, the relatively high cost of U.S. grown tobacco makes it uncompetitive in the world market.  The market for U.S. grown leaf tobaccos has largely become limited to domestic customers, as traditional foreign buyers have significantly reduced or eliminated these tobaccos from their product blends.  The U.S. market has substantially converted to direct contract purchasing over the past several years with certain domestic customers now purchasing their requirements directly from farmers.  As a result, our U.S. operations are increasingly focused on providing processing services to our customers.  There are several legislative bills before Congress that could eliminate the Tobacco Program with the potential effect of making U.S. grown leaf tobacco more competitive and restoring production growth in the country.  We process approximately thirty percent of the U.S. flue-cured and burley tobacco crops. Our Canadian operations continue to contribute to the region’s profitability.

Dark Tobacco

We have dark air-cured tobacco operations that service customers in the cigar industry.  Recently, supply has exceeded demand for cigar filler tobacco.  This situation has resulted in both lower sales volumes and gross profits from this type of tobacco.  We believe that the cigar market has now stabilized in both the U.S. and Europe, and that supply and demand for cigar filler tobacco will become balanced.  Strong demand continues to exist for quality cigar wrappers and binders.

Condensed Statement of Consolidated Income
============================================================================================================
(in millions)	Year Ended June 30 2003	Increase/ (Decrease) 2003	Year Ended June 30 2002	Increase/ (Decrease) 2002	Year Ended June 30 2001
============================================================================================================
Sales and other operating revenues……………	$1,271.7	$12.0	$1,259.7	$(141.3)	$1,401.0
Gross profit……………………………………	210.4	4.9	205.5	14.5	191.0
Selling, administrative and general expenses…	116.1	6.7	109.4	5.9	103.5
Restructuring recovery……………………….	-	-	-	1.4	(1.4)
Recovery from litigation settlements…………	-	-	-	3.9	(3.9)
Interest expense………………………………	46.9	(1.0)	47.9	(5.7)	53.6
Current charge derivative financial instruments…	12.4	2.2	10.2	5.5	4.7
Income taxes……………………………………	9.1	(1.1)	10.2	0.9	9.3
Equity in net income (loss) of investee companies,
net of income tax…………………………….	0.3	0.6	(0.3)	-	(0.3)
Cumulative effect of accounting changes,
net of income taxes:
Reporting period of subsidiaries………….	-	-	-	(0.3)	0.3
Derivative financial instruments…………..	-	-	-	0.4	(0.4)
Extraordinary item – Iraqi receivable recovery,
net of income taxes……………………………	1.8	1.8	-	-	-
	____________________________________________________________
NET INCOME	$ 28.1*	$ 0.6*	$ 27.5	$ 2.6*	$ 24.9*
	=====================================================
*Amounts do not equal column totals due to rounding.
-16-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
=========================================================================================================

Comparison of the Year Ended June 30, 2003 to the Year Ended June 30, 2002
=========================================================================================================

Sales and other operating revenues increased 0.9% from $1,259.7 million in 2002 to $1,271.7 million in 2003.  The increase was attributable to higher sales of non-U.S. tobacco, which was substantially offset by lower U.S. revenue.  Quantities of non-U.S. tobacco sold, primarily from Brazil, increased by 6% over the prior year.  While Zimbabwe sales decreased, overall sales from the African region increased.  In the U.S., revenue decreased largely due to reduced sales volume to non- U.S. customers as well as non-recurring sales in 2002 of prior crop tobacco.

          Gross profit as a percentage of sales increased to 16.5% in 2003 compared to 16.3% in 2002.  Our gross profit increased $4.9 million to $210.4 million in 2003 from $205.5 million in 2002.  This increase was primarily due to the increased volume in Brazil, which was partially offset by lower volumes of U.S. tobacco sold to non-U.S. customers.  The increase in gross profit is also due to charges recognized in 2002 of $2.9 million related to devaluation of the Argentine peso partially offset by a gain of $1.7 million realized in 2002 related to the sale of unutilized Zimbabwe assets.  In Africa, gross profit decreases in Zimbabwe were offset by increased gross profit from Malawi and Tanzania.  In Europe, gross profit decreased as costs increased due to the strength of the euro.

          Selling, administrative and general expenses increased $6.7 million or 6.1% from $109.4 million in 2002 to $116.1 million in 2003.  This increase is primarily due to the recognition of $6.0 million in settlement of the DeLoach class action lawsuit, increases in retirement expense due to the under performance of plan assets, insurance expense due to changes in business risk related to events that have occurred in recent years and the impact of exchange rate changes on expenses denominated in euros and sterling.  These increases were somewhat offset by the adoption of SFAS No. 142 in 2003 that resulted in cessation of goodwill amortization that was $6.5 million in 2002 as well as lower incentive compensation awards that are related directly to our operating results.

          Interest expense decreased $1.0 million from $47.9 million in 2002 to $46.9 million in 2003.  This change is primarily due to a $14.6 million decrease related to lower average rates offset by a $13.6 million increase related to higher average borrowings partially resulting from the effect of carrying $125 million of redundant debt during the thirty-day call period associated with the refinancing transaction completed in May 2003.

          Current charge derivative financial instruments increased $2.2 million from 2002 to 2003.  This charge relates to the changes in fair value of non-qualifying interest rate swap agreements as discussed in Note D of the “Notes to Consolidated Financial Statements.”

          Effective income tax rates of 26% in 2003 and 27% in 2002 relate primarily to the distribution of taxable income among various taxing jurisdictions.  Changes in the rate from 2002 to 2003 are also partially attributable to the non-amortization of goodwill in 2003.

          Extraordinary Item – On May 1, 2003, the Company received $2.7 million from the United Nations Compensation Commission in connection with a claim filed by a predecessor company, Monk-Austin, Incorporated.  The claim arose from an uncollected trade receivable from the Iraqi Tobacco Monopoly, which related to transactions that occurred prior to Iraq’s invasion of Kuwait in August 1990.  The extraordinary gain of $1.8 million is recorded net of tax of $0.9 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)
=========================================================================================================

Comparison of the Year Ended June 30, 2002 to the Year Ended June 30, 2001
=========================================================================================================

Sales and other operating revenues were $1,259.7 million, a decrease of 10.1% from $1,401.0 million in 2001.  The decrease was primarily due to the shift from auction buying to direct contract buying in the United States.  Sales were also negatively impacted by decreased demand for cigar filler tobacco.  The decreases were partially offset by increases in sales in South America and Europe.  In South America, sales were increased by sales of prior crop tobacco in Argentina and Brazil.  In Europe, an increase in demand for oriental tobaccos resulted in higher sales.

          Gross profit as a percentage of sales increased from 13.6% in 2001 to 16.3% in 2002.  Fiscal 2002 cost of sales and gross margin percentages were not comparable to prior years due to the shift from auction buying to direct contract buying in the United States.  Gross profit increased $14.5 million or 7.6% from $191.0 million in 2001 to $205.5 million in 2002.  Gross profit increases were primarily due to shipments from Argentina and Brazil carried over from the prior fiscal year, and increased demand for European oriental tobacco.  These increases in gross profit were partially offset by decreases caused by lower demand for cigar filler tobacco, and lower gross profits in Africa due to exchange variations and lower quantities.  Pricing of certain African tobacco was sufficiently increased by exchange variations to offset lower quantities, leaving sales value largely unchanged, but reducing gross profit.  In the United States, decreases in gross profit caused by lower domestic demand were offset by additional gross profit from sales of prior crop tobacco.  As a result of the economic situation in Argentina, we recognized $2.9 million in charges primarily in connection with the devaluation of the Argentine peso.  Partially offsetting these charges were gains of $1.7 million related to the sale of unutilized Zimbabwe fixed assets.

          Selling, administrative and general expenses increased $5.9 million or 5.6% from 2001 to 2002 due primarily to increased personnel related expenses, and expenses related to improved technology for information sharing.  The increase in personnel related expenses includes incentive compensation awards that are based on our performance.

          Interest expense decreased 10.6% or $5.7 million from $53.6 million in fiscal 2001 to $47.9 million in fiscal 2002.  The decrease is due to a $4.8 million decrease related to lower average borrowings and $0.9 million due to lower average rates.

Restructuring charges of $1.4 million were recovered in fiscal 2001. These recoveries related primarily to sales of fixed assets.

          Recovery from litigation settlements.  During fiscal 2001, a subsidiary in Spain, Compania General de Tabacos de Filipinas (CdF) settled litigation regarding the alleged breach of contract in CdF's sale of a building located in Barcelona in 1991.  CdF successfully concluded the lawsuit in February 2001, resulting in income of $3.9 million.

          Current charge derivative financial instruments were $10.2 million in 2002 compared to $4.7 million in 2001 from the change in fair value of non-qualifying interest rate swap instruments as discussed in Note D to the "Notes to Consolidated Financial Statements."

Effective income tax rates of 27% in both 2002 and 2001 relate primarily to the distribution of taxable income among various taxing jurisdictions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources
======================================================================================================
The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.
	Years Ended June 30
	_________________________________________________
(in millions, except for current ratio)	2003	2002	2001
===============================================================================================================
Cash and cash equivalents…....................................………….	$ 88.9	$ 109.0	$ 14.6
Net trade receivables…..........................................…………...	179.5	173.6	177.7
Inventories and advances on purchases of tobacco….......……	529.9	478.1	457.4
Total current assets…............................................……………	839.8	792.0	673.3
Notes payable to banks….......................................…………..	210.2	181.6	205.8
Accounts payable…..............................................……………	73.5	76.8	69.3
Total current liabilities…........................................………….	403.2	363.0	500.4
Current ratio…....................................................…………….	2.1 to 1	2.2 to 1	1.3 to 1
Revolving Credit Notes and Other Long-Term Debt…....…..	10.3	7.5	3.6
Convertible Subordinated Debentures…......................………	73.3	73.3	73.3
Senior Notes…....................................................…………….	341.3	321.4	125.0
Stockholders' equity…...........................................…………..	454.6	434.7	411.5
Purchase of property and equipment…........................……….	28.3	20.2	19.1
Proceeds from sale of property and equipment…...........……..	2.8	5.9	3.3
Depreciation and amortization…...............................………...	35.3	41.9	44.3
________________________________________________________________________________________________________________

          The purchasing and processing activities of our business are seasonal.  Our need for capital fluctuates accordingly and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year end.  We historically have needed capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also prefinance tobacco crops in certain foreign countries, including Argentina, Brazil, Greece, Turkey and Indonesia, by making cash advances to growers prior to and during the growing season.

          Our working capital increased slightly from $429.0 million at June 30, 2002 to $436.6 million at June 30, 2003.  Our current ratio was 2.1 to 1 at June 30, 2003 compared to 2.2 to 1 at June 30, 2002.  At June 30, 2003, our current assets had increased $47.8 million and current liabilities had increased $40.2 million from June 30, 2002.  The $47.8 million increase in current assets is primarily due to a $51.8 million increase in inventories and advances on purchases of tobacco and a $10.2 million increase in prepaid expenses partially offset by a $20.1 million decrease in cash.  Increases in current liabilities relate primarily to increases of $28.6 million in notes payable to banks and a $7.5 million increase in advances from customers.  The changes in inventory, notes payable to banks and cash are all related to financing requirements for inventories committed to customers.

          Cash flows from operating activities were $9.7 million in 2003 compared to $67.1 million in 2002 and $149.8 million in 2001.  The decrease in cash flows from operations in 2003 compared to 2002 is due primarily to $30.0 million more cash used for inventory and advances on purchases of tobacco, $17.8 million more cash used for accounts payable and accrued expenses and $8.5 million less cash provided by accounts receivable.  The changes in these accounts relates primarily to higher levels of inventory committed to customers.

          The decrease in cash flows from operations in 2002 compared to 2001 is primarily due to decreases of cash provided from customer advances of $72.1 million and decreases in cash provided by accounts receivable of $25.4 million, which are partially offset by increases of $23.5 million from changes in deferred items.  The changes in customer advances and accounts receivable relate primarily to the delay of shipments of tobacco from Brazil from the fourth quarter of 2001 to the first quarter of 2002.  The changes in deferred items are primarily attributable to the change in the fair value of non-qualifying interest rate swap instruments and changes in deferred income taxes.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)
=========================================================================================================

          Cash flows used by investing activities were $31.5 million in 2003, $10.9 million in 2002 and $14.5 million in 2001.  The increased cash used in investing activities in 2003 compared to 2002 is primarily due to higher purchases of property and equipment and lower proceeds from the sale of property and equipment.  The decreased cash used in investing activities in 2002 compared to 2001 was due to higher proceeds from the sale of property and equipment and higher repayments of notes receivable offset partially by higher purchases of property and equipment.

          Cash flows from financing activities provided $2.4 million in 2003 compared to $36.4 million in 2002 and a usage of $147.3 million in 2001.  The lower provision of cash in 2003 compared to 2002 is due to issuance of $125 million Senior Notes in 2003 compared to issuance of $200 million Senior notes in 2002 and a $165 million syndicated bank credit facility that was entered into in 2002.  The decreased provisions from 2002 to 2003 were somewhat offset by repayments of borrowings in 2002 that were issued under an older $250 million credit facility.  The provision of cash in 2002 as opposed to the usage in 2001 was due to both the $200 million Senior Note issuance and the $165 million syndicated bank credit facility, which are described below, offset by repayments related to our previous $250 million credit facility.

          At June 30, 2003, we had seasonally adjusted lines of credit of $480.4 million of which $210.1 million was outstanding with a weighted average interest rate of 3.48%.   Unused short-term lines of credit amounted to $234.0 million.  Total maximum borrowings, excluding the long-term credit agreements, during the fiscal year were $337.7 million.  At June 30, 2003, we had $16.7 million of letters of credit outstanding and an additional $19.5 million of letters of credit lines available.

Long-Term Debt

During fiscal years 2002 and 2003 we completed two strategic refinancing transactions that, in aggregate, have expanded our sources and available amounts of liquidity, extended the average maturity of our debt portfolio from 3.2 years to 8.0 years, and significantly reduced our dependence on short-term uncommitted debt facilities.

          On October 30, 2001, we issued $200 million principal amount of 9 5/8% Senior Notes due 2011.  The proceeds of this Note issuance were used to repay certain existing indebtedness, including all amounts drawn under our $250 million syndicated credit facility then existing.  The financial covenants of the Senior Notes are substantially similar to those for the $125 million principal amount of 8 7/8% Senior Notes due 2006, that were outstanding at that time.  Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The effective rate at June 30, 2003 was 5.23%.

          Also, on October 31, 2001, we closed on a three-year $165 million syndicated bank credit facility with a group of five banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.   We continuously monitor our compliance with these covenants. The credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.0% at June 30, 2003). We pay a commitment fee of 1% per annum on any unused portion of the facility.  Decisions relative to drawings and repayments are made based on circumstances then existing, including our judgment as to the most effective utilization of funds. Based on forecast working capital needs, we do not anticipate making significant draws on this facility in the near term.

          On May 30, 2003, we issued $125 million principal amount of 7 3/4% Senior Notes due 2013.  The proceeds of this Note issuance were used to redeem in full $125 million of our outstanding 8 7/8% Senior Notes due 2006.  The financial covenants of the Senior Notes are substantially similar to those for the aforementioned $200 million principal amount of 9 5/8% Senior Notes due 2011.  Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at June 30, 2003 was 4.81%.  The existing 8 7/8% Senior Notes due 2006 were fully redeemed at June 30, 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)
==============================================================================================================
Long-Term Debt (Continued)

          The indentures governing our Senior Notes contain certain covenants that, among other things, limit our ability to (i) transfer or issue shares of capital stock of subsidiaries to third parties, (ii) pay dividends or make certain other payments, (iii) incur additional indebtedness, (iv) issue preferred stock, (v) incur liens to secure our indebtedness, (vi) apply net proceeds from certain asset sales, (vii) enter into certain transactions with affiliates, (viii) merge with or into any other person or (ix) enter into certain sale and leaseback transactions.

          For all of the derivative financial instruments mentioned above, the notional amount, maturity, and payment dates of the derivative financial instruments match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," the derivatives qualify for hedge accounting treatment.   See also Notes D and O to the "Notes to Consolidated Financial Statements."

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances, cash from operations and equity and equity-linked securities.  At June 30, 2003, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2004.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations
We have summarized in the table below our contractual cash obligations and other commercial commitments as of June 30, 2003.

	Payments / Expirations by Period
	________________________________________________________________________
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5 Years
=============================================================================================================
Long-Term Debt..............………......…...	$421.4	$ 0.7	$ 3.3	$74.4	$343.0
Capital Lease Obligations..................…...	6.0	0.9	1.6	1.4	2.1
Operating Leases...............……........…...	27.1	5.3	6.7	2.9	12.2
Tobacco Purchase Obligations..………...	419.8	417.6	2.2	-	-
Grower Financing Guarantees............…..	103.9	80.8	14.1	7.9	1.1
	________________________________________________________________________
Total Contractual Obligations and
Other Commercial Commitments.……	$978.2	$505.3	$27.9	$86.6	$358.4
	======================================================================

          We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the rules of SEC Release No. FR-67.

Lease Obligations

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)
========================================================================================================
Tobacco Purchase Obligations and Grower Financing Guarantees

Tobacco purchase obligations result from contracts with growers, primarily in the United States and Brazil, to buy either specified quantities of tobacco or the grower's total tobacco production.  Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco.  Payment of these obligations is net of our advances to these growers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business.  In certain non-U.S. markets, we provide growers with materials necessary to grow tobacco and may either directly loan or guarantee bank loans to growers to finance the crop.  Under longer-term arrangements, we may also finance or guarantee financing on growers' construction of curing barns or other tobacco production assets.  We are obligated to repay any guaranteed loan should the grower default.  See also Note N to the “Notes to Consolidated Financial Statements.”

Tax and Repatriation Matters
========================================================================================================

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

Factors that May Affect Future Results
========================================================================================================

The following important factors, among other things, in some cases have affected, and in the future could affect, our actual operating and financial results and could cause our actual results for 2004 and beyond to differ materially from those expressed in any forward-looking statements made by us.

Risks Relating To Our Operations
========================================================================================================

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)
========================================================================================================

Our adoption and application of certain standards in financial accounting could cause our annual and quarterly financial results to vary and will reduce your ability to gauge our performance, increasing the risk of an investment in our securities.

Effective July 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities."  As a result of adoption of SFAS No. 133, we recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  We use forward contracts to mitigate our exposure to changes in foreign currency exchange rates on forecasted transactions.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on our consolidated statement of earnings.  We have traditionally used interest rate swaps to mitigate our exposure to changes in interest rates related to certain debt agreements.  The swaps convert floating-rate debt to fixed-rate debt.  Interest rate swaps, to the extent they are effective hedges, are accounted for as cash flow hedges, with the changes in the fair values of these instruments being recorded in accumulated other comprehensive income net of deferred taxes.  Changes in the fair values of derivatives not qualifying as hedges are reported in net income.  As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time.  We plan to continue the practice of economically hedging various components of our debt.  However, as a result of SFAS No. 133, certain swap instruments have and may continue to create volatility in future reported earnings.

          In addition, we have applied SFAS No. 142, "Goodwill and Other Intangible Assets," beginning with the first quarter of fiscal 2003, and no longer amortize goodwill and intangible assets, resulting in increased earnings.  However, if we determine that there has been a material impairment to goodwill or other intangible assets with indefinite lives, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period.  This could cause variances in our reported earnings in different quarters and years, which may impair your ability to compare results in those periods.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Accounting Matters" and Notes D and O to the "Notes to Consolidated Financial Statements."

The shift to direct contract buying of green tobacco by many of our U.S. customers affects your ability to compare our year to year results and could have an adverse effect on our results of operations.

Comparability of our sales revenues has been affected by the shift to direct contract buying in the United States.  In the United States, prior to 2002, we took ownership of all green tobaccos we purchased, then processed and resold that tobacco to our customers.  Concurrent with the shift from an auction system to a direct contract buying system in the United States, certain major U.S. customers began purchasing green tobacco directly from the growers.  We no longer take ownership of that tobacco and no longer record revenues associated with its resale.  We continue to earn and record service revenues for the processing of all such tobaccos for our customers.  Our gross profit has not been materially affected by the shift to direct contract buying by our customers, although sales revenues have been reduced and our profit margin has improved.  Although we will purchase the majority of our current requirements through direct contract buying, we will still need to maintain buying personnel in the residual auction markets, which could affect our ability to manage our costs.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)
========================================================================================================
Competition could adversely affect our operating results.

The leaf tobacco industry is highly competitive.  Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco.  In addition, there is competition in all countries to buy the available tobacco and in many areas, total leaf tobacco processing capacity exceeds demand.  There are three major global competitors in the leaf tobacco industry, and they are dependent upon a few large tobacco manufacturing customers.  The number of manufacturers has declined in recent years due to consolidation.  The loss of, or a substantial reduction in the services provided to, any large or significant customer could have a material adverse effect on our financial condition or results of operations.

Our reliance on a small number of significant customers may adversely affect our results of operations.

Our customers are manufacturers of cigarette and tobacco products.  Several of these customers individually account for a significant portion of our sales in a normal year. Of our consolidated tobacco sales in 2003, 2002 and 2001, approximately 38%, 35% and 36%, respectively, represented sales to various tobacco customers which we believe are owned by or under common control of Japan Tobacco Inc. or Altria Group, Inc.  In addition, tobacco product manufacturers are currently experiencing a period of consolidation, and further consolidation among our customers could decrease such customer's demand for our leaf tobacco or processing services.  The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

We face increased risks of doing business due to the extent of our international operations.

We do business in over 40 countries, many of which do not have stable economies or governments.  Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies and currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from growers.

          We have expanded our international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco.  We have significant investments in our purchasing, processing and exporting operations in Brazil, Malawi, Tanzania, Zimbabwe, Turkey, Italy and Thailand.  In particular, we derive significant operating profit from our operations in Brazil and Zimbabwe.  In recent years, these countries' economic problems have received wide publicity related to devaluation of the local currency and inflation.   Devaluation can affect our purchase costs of tobacco and our processing costs.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations.  The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the 2003 tobacco crop is projected to decline by approximately 49% in comparison to the prior year crop.  If the political situation in Zimbabwe continues to deteriorate, our ability to recover our assets there could be impaired.  Our Zimbabwe subsidiary has long-lived assets of approximately $46.3 million as of June 30, 2003.

          Argentina is in a period of political and economic uncertainty.  We purchase Argentine tobacco for export.  We do not own any processing assets in Argentina and do not foresee any additional material effects on our operations.  However, we do continue to closely monitor events associated with the instability in Argentina and their possible impact on future results.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)
=========================================================================================================

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

          Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt, a 10% change in interest rates would have the effect of increasing or decreasing interest expense by $1.6 million.

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

Under the terms of the Indentures relating to our 9 5/8% Senior Notes due 2011 and 7 3/4% Senior Notes due 2013, we will not be permitted to make certain payments that are restricted by such Indentures, including cash dividends on our common stock.  We generally may make such restricted payments, provided that (1) we are not in default under the Indentures, (2) we are able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indentures, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of our consolidated net income for the period from April 1, 1996, through the end of our most recent fiscal quarter and (z) the net cash proceeds from our sale of any equity securities or debt securities that are converted into equity securities.  At June 30, 2003 and 2002, we were permitted to make restricted payments, including cash dividends on our common stock, of up to $39.4 million and $46.4 million, respectively.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry
=========================================================================================================
Reductions in demand for consumer tobacco products could adversely affect our results of operations.

The tobacco industry, both in the United States and abroad, continues to face a number of issues that may reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows and financial condition.

These issues, some of which are more fully discussed below, include:

·	governmental actions seeking to ascribe to tobacco product manufacturers liability for adverse health effects associated with smoking and exposure to environmental tobacco smoke;
·	smoking and health litigation against tobacco product manufacturers;
·	tax increases on consumer tobacco products;
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

Our primary customers, the leading cigarette manufacturers, face thousands of lawsuits brought throughout the United States and, to a lesser extent, the rest of the world.  The effects of the lawsuits on our customers could reduce their demand for tobacco from us.  These lawsuits have been brought by plaintiffs, including (1) individuals and classes of individuals alleging personal injury and/or misleading advertising, (2) governments (including governmental and quasi-governmental entities in the United States and abroad) seeking recovery of health care costs allegedly caused by cigarette smoking, and (3) other groups seeking recovery of health care expenditures allegedly caused by cigarette smoking, including third-party health care payors, such as unions and health maintenance organizations. Damages claimed in some of the smoking and health cases range into the billions of dollars.  In September 1999, the United States Department of Justice filed a lawsuit against the leading cigarette manufacturers, seeking to recover billions of dollars.  Additional plaintiffs continue to file lawsuits.

          There have been several jury verdicts in tobacco product litigation during the past three years.  For example, in July 2000, the jury in the Engle smoking and health class action in Florida returned a verdict against the cigarette manufacturer defendants for approximately $145 billion in punitive damages.  The class certification in the Engle case was recently overturned by an appellate court.  A California jury in an individual smoker case returned a verdict against Philip Morris Incorporated for $3 billion in punitive damages.  The judge in the case reduced the award to $100 million.  Philip Morris Incorporated has filed an appeal in this case.  In March 2003, a Madison County, Illinois judge ordered Philip Morris to pay $10.1 billion in damages for allegedly misleading smokers with respect to “light” cigarettes.  The appeal in this case is ongoing.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry (Continued)
=========================================================================================================
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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry (Continued)
=========================================================================================================

          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking.  In some cases, such restrictions are more onerous than those in the United States.  For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries.  Further, in May of 2003, the World Health Organization adopted a treaty, the Framework Convention for Tobacco Control, which requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.  The treaty will take effect after forty countries ratify it, and must be implemented by national laws in the ratifying nations.  It is impossible to predict the extent to which these and any additional restrictions might affect our business.

          Due to the present regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales may not continue and that existing sales may decline.  It is not possible to predict the extent to which any of these issues may affect our business.

We have been, and continue to be, subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying practices.

The leaf tobacco industry, from time to time, has been the subject of government investigations regarding trade practices.  In September 1998, we and several of our employees received subpoenas relating to an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry.  We have received notice that this investigation has been concluded without any action taken against us.

          DeLoach, et al. v. Philip Morris Companies Inc., et al., is a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235).  On April 3, 2002, the Court issued an opinion and order certifying a class of plaintiffs.  As certified, the class consists of persons who, at any time from March 1, 1996 through February 28, 2001, held a quota to grow or produced and sold U.S. flue-cured and burley tobacco.  The plaintiffs allege that the defendants, who include cigarette manufacturers and leaf tobacco dealers, including DIMON, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation.  DIMON and the other defendants have asserted a number of defenses to the allegations made.

          On May 15, 2003, we entered into a conditional settlement agreement to resolve our involvement in the DeLoach class action litigation.  The Settlement Agreement was signed by the plaintiffs, on behalf of themselves and the class of plaintiffs they represent, DIMON, and all but one of the other defendants in the case.  Under the terms of the Settlement Agreement, we will pay $6 million of the approximately $210 million of cash settlement payments to be paid by the settling defendants, and will not be obligated to pay any portion of the plaintiffs’ attorneys’ fees or other costs or expenses awarded by the Court, which will be paid by certain other settling defendants.  Because we expect that the court will ultimately approve the settlement agreement, we have recorded our share of the settlement as of June 30, 2003.  In addition, certain other settling defendants who are cigarette manufacturers have agreed to purchase certain minimum amounts of U.S. grown tobacco over the next ten years.  In exchange, the plaintiffs and the members of the class will release the settling defendants, including DIMON and our affiliates, from any and all claims, damages, or liabilities of any nature whatsoever, known or unknown, under state or federal law, that any plaintiff or member of the class has or had, that was or could have been alleged as a class action in the DeLoach litigation.

          The Settlement Agreement has received preliminary approval from the Court, and consummation of the settlement is subject to final approval of the Court following a required notice to the members of the class of plaintiffs.  It is expected that any such final approval will occur in mid to late September.  Certain members of the potential class of plaintiffs may opt out of the settlement in accordance with the rules governing class action litigation.  The DeLoach litigation will continue against the non-settling defendant.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry (Continued)
========================================================================================================

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

Adverse determinations in these or similar proceedings may negatively impact our future results.

Risks Relating to Owning Our Stock
========================================================================================================
Anti-takeover provisions could discourage a takeover that you consider to be in your best interest or prevent the removal of our current directors and management.

We have adopted a number of provisions that could have anti-takeover effects or prevent the removal of our current directors and management. We have adopted a shareholder protection rights plan, commonly referred to as a poison pill. The rights plan is intended to deter an attempt to acquire our company in a manner or on terms not approved by our Board of Directors. The rights plan will not prevent an acquisition that is approved by our Board of Directors.  See also Note M to the “Notes to Consolidated Financial Statements.”

          Our Articles of Incorporation authorize the Board of Directors to determine the terms of up to 10,000,000 shares of undesignated preferred stock and issue such stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, voting control of our company in order to remove our current directors and management. These provisions could make more difficult the removal of our current directors and management or a takeover of our company, even if the events would be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Derivatives Policies: Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management’s policies. We may use derivative instruments, such as swaps or forwards, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations.  See also Note D to the “Notes to Consolidated Financial Statements.”

          We do not utilize derivatives for speculative purposes, and we do not enter into market risk sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific debt instrument, contract, or invoice determines the amount, maturity, and other specifics of the hedge.

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Fluctuations in the value of foreign currencies can significantly affect our operating results. We have recognized exchange losses in our statements of income of $3.5 million, $4.4 million and $3.6 million in 2003, 2002 and 2001, respectively.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A ten percentage-point change in interest rates would increase our interest cost by approximately $1.6 million. Substantially all of our long-term borrowings are denominated in U.S. dollars and carry fixed interest rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands, except per share data)	2003	2002	2001
===============================================================================================================
Sales and other operating revenues…................................………..	$1,271,683	$1,259,720	$1,400,955
Cost of goods and services sold…....................................………...	1,061,270	1,054,255	1,209,931
	_______________________________________________
	210,413	205,465	191,024
Selling, administrative and general expenses…....................……	116,075	109,363	103,537
Restructuring recovery..........…………………………………….	-	-	(1,384)
Recovery from litigation settlements...............................…………	-	-	(3,923)
	_______________________________________________
Operating Income…................................................…………..	94,338	96,102	92,794
Interest expense…......................................................……………	46,887	47,877	53,574
Current charge derivative financial instruments.............…………	12,409	10,202	4,680
	_______________________________________________
Income before income taxes, equity in net income (loss) of
investee companies, cumulative effect of accounting
changes and extraordinary item …………………………………	35,042	38,023	34,540
Income taxes…...............................................……………………	9,111	10,202	9,272
	_______________________________________________
Income before equity in net income (loss) of investee
companies, cumulative effect of accounting changes
and extraordinary item ………………………………………	25,931	27,821	25,268
Equity in net income (loss) of investee companies, net
of income taxes…...................................................………….	349	(345)	(271)
	_______________________________________________
Income before cumulative effect of accounting changes
and extraordinary item ……………………………………….	26,280	27,476	24,997
Cumulative effect of accounting changes, net of income taxes:
Reporting period of subsidiaries…..............…….........……….	-	-	284
Derivative financial instruments….....................……….……..	-	-	(387)
Extraordinary item - Iraqi receivable recovery,
net of $957 income tax………………………………………..	1,777	-	-
	_______________________________________________
NET INCOME….............................................………….………..	$ 28, 057	$ 27,476	$ 24,894
	==============================================
Other Comprehensive Income:
Net Income…................................................…………………	$ 28,057	$ 27,476	$ 24,894
Equity Currency Conversion Adjustment…...…….………….	3,668	637	(2,962)
Additional Minimum Pension Liability Adjustment…………	(1,745)	(736)	(292)
Reclassification of Derivative Financial
Instruments into Earnings ..………………….………….…	418	4,192	-
Derivative Financial Instruments Adjustment….……………..	1,220	-	(4,828)
	_______________________________________________
TOTAL COMPREHENSIVE INCOME…...............…………….	$ 31, 618	$ 31,569	$ 16,812
	==============================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME (Continued) DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands, except per share data)	2003	2002	2001
===============================================================================================================
Basic Earnings Per Share
Income before cumulative effect of accounting changes
and extraordinary item …………………………………….	$.59	$.62	$.56
Cumulative effect of accounting changes..........……....………	-	-	-
Extraordinary item – Iraqi receivable recovery……………….	.04	-	-
	______________________________________________
Net Income…................................................………………….	$.63	$.62	$.56
	==============================================
Diluted Earnings Per Share
Income before cumulative effect of accounting changes
and extraordinary item ……………………………………	$.58*	$.61*	$.56*
Cumulative effect of accounting changes.…….............………	-	-	-
Extraordinary item – Iraqi receivable recovery……………….	.04*	-	-
	_______________________________________________
Net Income…............………...................................…………..	$.62*	$.61*	$.56*
	==============================================
See notes to consolidated financial statements
* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET DIMON Incorporated and Subsidiaries

	June 30
	____________________________________
(in thousands)	2003	2002
===================================================================================================================
ASSETS
Current assets
Cash and cash equivalents…...........................................………….	$ 88,932	$ 108,991
Notes receivable…......................................................……………..	2,619	4,400
Trade receivables (net of allowances of $1,693 in
2003 and $1,935 in 2002)…....................................……………..	179,532	173,576
Inventories:
Tobacco…..............................................................………………	464,360	391,112
Other….................................................................……………….	24,747	19,215
Advances on purchases of tobacco…................................………...	40,748	67,769
Current deferred and recoverable income taxes….................……..	11,349	9,736
Prepaid expenses and other assets….................................………..	27,481	17,239
	____________________________________
Total current assets…..........................................………………	839,768	792,038
	____________________________________

Investments and other assets
Equity in net assets of investee companies….......................………	6,061	1,072
Other investments…....................................................…………….	2,919	1,941
Notes receivable…......................................................…………….	3,832	5,354
Other…....................................................................……………….	37,856	24,566
	____________________________________
	50,668	32,933
	____________________________________

Goodwill and intangible assets
Goodwill……………………………………………………………	151,772	151,772
Production and supply contracts…...................................…………	12,543	3,938
Pension asset…..........................................................……………...	2,002	1,664
	____________________________________
	166,317	157,374
	____________________________________
Property, plant and equipment
Land…....................................................................………………..	19,902	18,676
Buildings…...............................................................………………	187,926	178,987
Machinery and equipment…...........................................………….	203,061	210,769
Allowances for depreciation…........................................………….	(158,394)	(151,148)
	____________________________________
	252,495	257,284
	____________________________________

Deferred taxes and other deferred charges…..........................………	43,904	37,461
	____________________________________
	$1,353,152	$1,277,090

_____________________________________________________________________________________________________________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET DIMON Incorporated and Subsidiaries

			June 30
			____________________________________
(in thousands)			2003	2002
==================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks…...............................................…………...			$ 210,162	$ 181,629
Accounts payable:
Trade….................................................................……………….			53,394	55,277
Officers and employees…...........................................…………..			10,521	13,553
Other….................................................................……………….			9,602	7,964
Advances from customers…...........................................…………..			75,119	67,616
Accrued expenses….....................................................…………….			28,275	24,797
Income taxes…...........................................................……………..			14,926	11,015
Long-term debt current…..............................................……………			1,225	1,128
			____________________________________
Total current liabilities…..........................................…………..			403,224	362,979
			____________________________________
Long-term debt
Revolving Credit Notes and other….................................………...			10,250	7,521
Convertible Subordinated Debentures….............................……….			73,328	73,328
Senior Notes (net of fair value adjustment
of $16,319 in 2003 and ($3,638) in 2002) ……………………..			341,319	321,362
			____________________________________
			424,897	402,211
			____________________________________

Deferred credits:
Income taxes…...........................................................……………...			4,128	9,243
Compensation and other…...................................………………….			65,252	67,205
			____________________________________
			69,380	76,448
			____________________________________
Minority interest in subsidiaries….......................................…………			1,078	789
			____________________________________

Commitments and contingencies…......................................………...			-	-
			____________________________________

Stockholders' equity	2003	2002
Preferred stock—no par value:
Authorized shares….................……..	10,000	10,000
Issued shares….......................………	-	-	-	-
Common stock—no par value:
Authorized shares….................……..	125,000	125,000
Issued shares….......................………	44,737	44,640	183,361	182,768
Retained earnings…..................................................………………			279,904	264,148
Accumulated other comprehensive income…....................……….			(8,692)	(12,253)
			____________________________________
			454,573	434,663
			____________________________________
			$1,353,152	$1,277,090
_____________________________________________________________________________________________________________________

See notes to consolidated financial statements
-34-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF STOCKHOLDERS' EQUITY DIMON Incorporated and Subsidiaries
			Accumulated Other Comprehensive Income
			______________________________________________
(in thousands, except per share amounts)	Common Stock	Retained Earnings	Equity Currency Conversions	Additional Minimum Pension Liability, Net of Tax	Derivative Financial Instruments, Net of Tax	Total Stockholders' Equity
=========================================================================================================================================
Balance, June 30, 2000….…….	$182,143	$229,625	$ (7,912)	$ (352)	$ -	$403,504
Net income for the year……….		24,894				24,894
Cash dividends - $.20 per share.		(8,918)				(8,918)
Issue of 50,000 shares of
restricted stock…………….	141					141
Conversion of foreign currency
financial statements………..			(2,962)			(2,962)
Adjustment in the minimum
pension liability…......…….				(292)		(292)
Adjustment in derivative
financial instruments….…..					(4,828)	(4,828)
	______________________________________________________________________________________________
Balance, June 30, 2001….…	$182,284	$245,601	$ (10,874)	$ (644)	$(4,828)	$411,539
Net income for the year……….		27,476				27,476
Cash dividends - $.20 per share.		(8,929)				(8,929)
Issue of 65,000 shares of
restricted stock…………….	484					484
Conversion of foreign currency
financial statements………..			637			637
Adjustment in the minimum
pension liability…......…….				(736)		(736)
Reclassification of derivative
financial instruments
into earnings….……….…..					4,192	4,192
	______________________________________________________________________________________________
Balance, June 30, 2002….……	$182,768	$264,148	$ (10,237)	$(1,380)	$ (636)	$434,663
Net income for the year………		28,057				28,057
Cash dividends - $.275
per share…..............………		(12,301)				(12,301)
Issue of 82,000 shares of
restricted stock……………	512					512
Exercise of employee stock
options……………………	81					81
Conversion of foreign currency
financial statements……….			3,668			3,668
Adjustment in the minimum
pension liability….…….…				(1,745)		(1,745)
Reclassification of derivative
financial instruments
into earnings……………….					418	418
Adjustment in derivative
financial statements……….					1,220	1,220
	______________________________________________________________________________________________
Balance, June 30, 2003……….	$183,361	$279,904	$ (6,569)	$(3,125)	$ 1,002	$454,573
________________________________________________________________________________________________________

See notes to consolidated financial statements
-35-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS
DIMON Incorporated and Subsidiaries

	Years Ended June 30
	_______________________________________
(in thousands)	2003	2002	2001
=====================================================================================================================
Operating activities
Net Income…...........................................…………………....	$ 28,057	$ 27,476	$ 24,894
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation and amortization…....................................….	35,261	41,865	44,310
Restructuring recovery…......……………………………..	-	-	(1,384)
Recovery from litigation settlement…............................….	-	-	(3,923)
Deferred items................................................................….	2,734	8,822	(14,675)
Loss on foreign currency transactions….............…………	3,507	4,411	3,621
Loss (gain) on disposition of fixed assets…..................….	(1,380)	(902)	230
Bad debt expense…........................................................….	94	477	70
Decrease (increase) in accounts receivable…...........………	(437)	8,048	33,467
Increase in inventories and advances
on purchases of tobacco…............................................….	(47,131)	(17,108)	(1,464)
Decrease (increase) in current deferred
and recoverable taxes…...……………………………….	(1,482)	(4,856)	5,068
Increase in prepaid expenses.........................…………….	(9,389)	(5,673)	(4,376)
Increase (decrease) in accounts payable and
accrued expenses….……………………………………..	(8,421)	9,363	(4,823)
Increase (decrease) in advances from customers………….	4,752	(6,796)	65,312
Increase in income taxes…...........................…………….	3,597	1,608	3,730
Other…...........................................................................…..	(54)	362	(213)
	_______________________________________
Net cash provided by operating activities…...............…..	9,708	67,097	149,844
	_______________________________________

Investing activities
Purchase of property and equipment…..............................….	(28,312)	(20,180)	(19,061)
Proceeds from sale of property and equipment…..............….	2,761	5,911	3,255
Payments received on notes receivable and
receivable from investees…..........................................…..	5,425	5,442	4,014
Issuance of notes receivables………………………………..	(2,027)	(1,884)	(2,694)
Purchase of equity in net assets of investee…………………	(5,000)	-	-
Other…………………………………………………………	(4,312)	(199)	27
	_______________________________________
Net cash used by investing activities…......………………	(31,465)	(10,910)	(14,459)
____________________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
DIMON Incorporated and Subsidiaries

	Years Ended June 30
	_______________________________________
(in thousands)	2003	2002	2001
==========================================================================================================
Financing activities
Net change in short-term borrowings…............................…..	$ 18,627	$ (30,129)	$ (14,134)
Proceeds from long-term borrowings….............................….	130,087	266,253	146,584
Repayment of long-term borrowings…..............................….	(131,356)	(183,251)	(270,813)
Debt issuance cost………………...…..............................…..	(2,631)	(7,566)	-
Cash dividends paid to DIMON Incorporated stockholders...	(12,301)	(8,929)	(8,918)
	_______________________________________
Net cash provided (used) by financing activities.................	2,426	36,378	(147,281)
	_______________________________________
Effect of exchange rate changes on cash…............................…	(728)	1,832	(759)
	_______________________________________
Increase (decrease) in cash and cash equivalents…...........……	(20,059)	94,397	(12,655)
Cash and cash equivalents at beginning of year….............……	108,991	14,594	27,249
	_______________________________________
Cash and cash equivalents at end of year…..........……....	$ 88,932	$ 108,991	$ 14,594
	======================================

Other information:
Cash paid during the year:
Interest…........................................................…………….	$ 48,502	$ 42,049	$ 51,603
Income taxes….................................................……………	16,674	12,301	14,609
__________________________________________________________________________________________________________

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies
Consolidation

The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions.  The Company uses the equity method of accounting for its investments in affiliates, which are owned 50% or less.

Revenue Recognition
Revenue is recognized when title and risk of loss is passed to the customer and the earnings process is complete.

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

Goodwill and Other Intangibles

Effective July 1, 2002, the Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 142 eliminates the amortization of goodwill and certain intangible assets with indefinite useful lives.  Instead it requires at least an annual assessment of these assets for impairment by applying a fair-value-based test. Intangible assets with finite useful lives will continue to be amortized over their useful lives.

          In the year of adoption, SFAS No. 142 required the Company to perform an initial assessment for impairment. The Company completed this initial assessment as of July 1, 2002 in the first quarter of 2003 and determined that goodwill was not impaired.  SFAS No. 142 also requires that goodwill be tested for impairment annually, or more frequently if events or circumstances change. The Company has chosen the first day of the last quarter of its fiscal year as the date to perform its annual goodwill impairment test.  The Company found no indication of impairment at its annual review.  Any subsequent impairment losses, if any, will be reflected in operating income in the statement of operations.

          The carrying value of other intangible assets as of June 30, 2003 in the amount of $14,545, represents production and supply contracts of $12,543 and pension assets of $2,002. The production and supply contracts are being amortized primarily on a straight-line basis over three to ten years and were determined by management to meet the criterion for recognition apart from goodwill and to have finite lives. Amortization expense associated with these intangible assets was $1,609, $3,197 and $5,850 for the years ended June 30, 2003, 2002 and 2001, respectively. Annual amortization expense for each of the next five years for these production and supply contracts is expected to be $2,769 in 2004; $2,432 in 2005; $2,378 in 2006; $1,860 in 2007 and $1,028 in 2008.

          The adoption of SFAS No. 142 resulted in the elimination of pretax goodwill amortization expense in the amount of $6.2 million for the year ended June 30, 2003. The following table provides a reconciliation of net income and net income per share, reflecting the impact of the adoption of SFAS No. 142 on a pro forma basis for the years ended June 30, 2002 and 2001.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Goodwill and Other Intangibles (Continued)

	Years Ended June 30
	_______________________________________
(in thousands, except per share data)	2003	2002	2001
	_______________________________________
Reported net income…………………………………………..	$ 28,057	$ 27,476	$ 24,894
Amortization of goodwill (net of $41 tax for 2002 and 2001)...	-	6,497	6,561
	_______________________________________
Adjusted net income…………………….............................….	$ 28,057	$ 33,973	$ 31,455
	======================================
Reported basic earnings per share…..…..............................….	$ 0.63	$ 0.62	$ 0.56
Amortization of goodwill (net of tax)…..............................…..	-	0.14	0.15
	_______________________________________
Adjusted basic earnings per share………………………….....	$ 0.63	$ 0.76	$ 0.71
	=======================================

Long-Lived Assets

The carrying value of long-lived assets is reviewed for impairment whenever events or changes in circumstances indicate that an impairment of value exists.  If an evaluation is required, the projected future undiscounted operating cash flows of the related business unit is compared to the carrying value of the long-lived assets to determine if a writedown to fair value is required.   The Company also evaluates the remaining useful lives to determine whether events and circumstances warrant revised estimates of such lives.  The Company believes that no impairment of long-lived assets existed at June 30, 2003.

Property, Plant and Equipment

Property, plant and equipment is accounted for on the basis of cost.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 40 years, 5 to 10 years and 3 to 5 years, respectively.  The consolidated financial statements do not include fully depreciated assets.  Depreciation expense for 2003, 2002 and 2001 was $31,090, $29,654 and $28,513, respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Accounting Pronouncements (Continued)

          Effective July 1, 2000, four of the Company’s European subsidiaries changed their fiscal year end from March 31 to June 30.  More efficient financial reporting routines have allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in the Company’s consolidated financial statements.  For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change.  See Note O to the "Notes to Consolidated Financial Statements."

          In June 2001, the FASB issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001.  Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements.  The Company has chosen the first day of the last quarter as the date for its annual review.  Other intangible assets continue to be amortized over their useful lives.

          The Company applied the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003.  Application of the non-amortization provisions of the Statement resulted in an increase in net income of approximately $6.2 million for the year.  In accordance with SFAS No. 142, the Company evaluated its goodwill and found no indication of impairment in fiscal 2003.

          In October 2001, FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on July 1, 2002.  The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

          In April 2002, FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections."  This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary.  There was no material impact on the Company’s financial statements as a result of adopting SFAS No. 145.

          In June 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities."  This Statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred.  SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability.  The Company adopted this standard by the required December 2002 deadline.  The financial statements were not impacted by the adoption of this Statement.

          In November 2002, FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."  This Interpretation requires a guarantor to include disclosure of certain guarantees that it has issued and if applicable, at inception of the guarantee, to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee.  The recognition and measurement requirements of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.  The adoption of this Interpretation did not have a material impact on  the Company’s financial statements.

          In December 2002, FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123." This Statement amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.   In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As required under SFAS No. 148, the Company adopted these disclosure requirements in fiscal 2003.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)
Accounting Pronouncements (Continued)

          In January 2003, FASB issued FASB Interpretation No. 46,  "Consolidation of Variable Interest Entities." This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise.  This Interpretation applies immediately to variable interest entities created after January 31, 2003.  For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation were effective beginning in the Company’s third quarter of fiscal 2003.  The Company does not believe that it has any significant variable interest entities requiring consolidation or further disclosure.  Therefore, the adoption of this Interpretation did not have a material impact on its financial statements.

          In April 2003, FASB issued SFAS No. 149,  "Amendment of Statement 133 on Derivative Instruments and Hedging Activities."  SFAS No.  149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities."  This Statement will become effective in fiscal 2004 for contracts entered into or modified after June 30, 2003.  The Company will adopt the provisions under SFAS No. 149 beginning on July 1, 2003 and does not expect any material impact on its financial statements.

          In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  Under the provisions of SFAS No. 150 certain financial instruments that previously could be accounted for as equity must be presented as liabilities, and in some cases assets, on the balance sheet.  The Company will adopt this new standard beginning July 1, 2003 and does not expect it to have any material effect on its financial statements.

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

DIMON and Subsidiaries Computation of Earnings Per Common Share
	Years Ended June 30
	_________________________________________
(in thousands, except per share data)	2003	2002	2001
============================================================================================================
BASIC EARNINGS
Income before cumulative effect of accounting changes
and extraordinary item…………………………………………..	$26,280	$27,476	$24,997
Cumulative effect of accounting changes............................………..	-	-	(103)
Extraordinary item: Iraqi receivable recovery……………………..	1,777	-	-
	_________________________________________
Net Income………………………………………………………….	$28,057	$27,476	$24,894
	=========================================
SHARES
Weighted Average Number of Shares Outstanding…..............……	44,532	44,525	44,525
	=========================================
BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes
and extraordinary item………………………………………….	$.59	$.62	$.56
Cumulative effect of accounting changes….........................….. ….	-	-	-
Extraordinary item – Iraqi receivable recovery…………………….	.04	-	-
	______	______	______
Net Income…………………………………………………………	$.63	$.62	$.56
	======	======	======
-41-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

DIMON and Subsidiaries Computation of Earnings Per Common Share
	Years Ended June 30
	_________________________________________
(in thousands, except per share data)	2003	2002	2001
================================================================================================================

DILUTED EARNINGS
Income before cumulative effect of accounting changes
and extraordinary item………………………………………….	$26,280	$27,476	$24,997
Add after tax interest expense applicable to 6¼%
Convertible Debentures issued April 1, 1997………………….	-*	-*	-*
	_________________________________________
Income before cumulative effect of accounting changes
and extraordinary item………………………………………….	$26,280	$27,476	$24,997
Cumulative effect of accounting changes….........................………	-	-	(103)
Extraordinary item: Iraqi receivable recovery…………………....	1,777	-	-
	_________________________________________
Net Income as Adjusted….......................................………………	$28,057 *	$27,476 *	$24,894 *
	=========================================
SHARES
Weighted average number of common shares outstanding….....….	44,532	44,525	44,525
Restricted shares issued and shares
applicable to stock options, net of shares assumed to
be purchased from proceeds at average market price……………	534	522	313
Assuming conversion of 6 ¼% Convertible
Debentures at the beginning of the period…..............…………..	- *	- *	- *
	_________________________________________
Average Number of Shares Outstanding…............................…….	45,066 *	45,047 *	44,838 *
	=========================================

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes
and extraordinary item...........................................................…..	$.58 *	$.61 *	$.56 *
Cumulative effect of accounting changes............................……….	-	-	-
Extraordinary item – Iraqi receivable recovery…………………….	.04 *	-	-
	______	______	______
Net Income as Adjusted…................................……….......………	$.62 *	$.61 *	$.56 *
	======	======	======
__________________________________________________________________________________________________________________

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company’s stock option plans are described more fully in Note I to the “Notes to Consolidated Financial Statements.”  The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income, as reported, includes compensation expense related to restricted stock.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Years Ended June 30
	_______________________________________
(in thousands, except per share data)	2003	2002	2001
	_______________________________________
Net income, as reported………………………………………..	$ 28,057	$ 27,476	$ 24,894
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects……………………………………	(1,035)	(742)	(408)
	_______________________________________
Pro forma net income………………….............................….	$ 27,022	$ 26,734	$ 24,486
	======================================
Earnings per share:
Basic – as reported………………..…............................….	$ 0.63	$ 0.62	$ 0.56
Basic – pro forma……………….…..............................…..	0.61	0.60	0.55
	==================================
Diluted – as reported………………..….............................	$ 0.62	$ 0.61	$ 0.56
Diluted – pro forma……………….…................................	0.60	0.59	0.55
	==================================

Related Parties

During fiscal 2003, 2002 and 2001, the Company paid $3,382, $2,741 and $2,387, respectively, in leasing arrangements for storage facilities and equipment.  The primary owners of the lessor are current and former employees of a subsidiary of the Company in Zimbabwe.

Restructuring
In fiscal 2001, the Company recovered $1,384 primarily related to the disposals of fixed assets.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Estimates

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note B – Extraordinary Item

On May 1, 2003, the Company received $2,734 from the United Nations Compensation Commission in connection with a claim filed by a predecessor company, Monk-Austin, Incorporated.  The claim arose from an uncollected trade receivable from the Iraqi Tobacco Monopoly, which related to transactions that occurred prior to Iraq’s invasion of Kuwait in August 1990.  The predecessor company charged off the entire receivable, net of tax, as a $5,202 extraordinary loss during its fiscal year 1991.  The extraordinary gain of $1,777 is recorded net of tax of $957.

Note C – Foreign Currency Translation
The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with SFAS No. 52, “Foreign Currency Translation.”

          The financial statements of foreign subsidiaries, for which the local currency is the functional currency, are translated into U.S. dollars using exchange rates in effect at period end for assets and liabilities and average exchange rates during each reporting period for results of operations. Adjustments resulting from translation of financial statements are reflected as a separate component of other comprehensive income.

          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange losses in 2003, 2002 and 2001 were $3,507, $4,411 and $3,621, respectively and are included in the respective statements of income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note D – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments

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

          During the fiscal year ended June 30, 2003, accumulated other comprehensive income increased by $1,638, net of deferred taxes of $804 due to the reclassification of $418, net of taxes of $202, which was reclassified into earnings, primarily as cost of goods and services sold, due to the fulfillment of transactions.  The remaining $1,220, net of tax of $602, was due to the issuance of new cash flow hedges during the year.  During the fiscal year ended June 30, 2002, accumulated other comprehensive income decreased by $4,192, net of deferred taxes of $2,112, due to the reclassification of net losses on derivative instruments to earnings.  Of this amount, $994, net of taxes of $535, was reclassified into earnings as a result of the discontinuance of a cash flow hedge that had been deemed effective.  During the fiscal year ended June 30, 2001, accumulated other comprehensive income decreased by $4,828, net of deferred taxes of $2,423, related specifically to accumulated unrealized net losses on forward contracts and interest rate swap agreements accounted for as cash flow hedges.

          At June 30, 2003, the Company expects to reclassify approximately $1,002 of gains on derivative instruments, net of deferred taxes of $494, from accumulated other comprehensive income to earnings during the next twelve months due to the actual fulfillment of forecasted transactions.  The Company is hedging its exposure to the variability of future cash flows for forecasted transactions over various time periods not exceeding ten years.

The carrying value and estimated fair value of the Company's long-term debt are $426,122 and $449,522, respectively, as of June 30, 2003 and $403,339 and $402,977, respectively, as of June 30, 2002.

          The counterparties to all of the Company’s derivative financial instruments are a diverse group of major financial institutions with which the Company also has other financial relationships.  These counterparties expose the Company to credit loss in the event of non-performance.  If a counterparty fails to meet the terms of an agreement, the Company's exposure is limited to the net amount that would have been received, if any, over the agreement's remaining life.  The Company does not anticipate non-performance by the counterparties, given their high credit ratings, and no material loss would be expected from non-performance by any one of such counterparties.

Fixed to Floating Rate Interest Swaps

Concurrent with the private issuance of $200 million principal amount of 9 5/8% Senior Notes on October 30, 2001, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of the Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.   Also, concurrent with the private issuance of $125 million principal amount of 7 3/4% Senior Notes on May 30, 2003, the Company entered into a derivative financial instrument to swap the entire $125 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  See also Note F to the “Notes to Consolidated Financial Statements.”

          The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  As of June 30, 2003 and 2002, the fair value of the debt increased the Senior Notes liability by $16,319 and decreased the liability by $3,638, respectively, with a corresponding change in the fair value of the derivative financial instruments reflected in Deferred Credits – Compensation and Other.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note D – Derivative and Other Financial Instruments (Continued)

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates, to reduce its exposure to interest rate volatility.  At June 30, 2003, the Company held instruments of this type with an aggregate notional value of $265 million, bearing interest at rates between 4.29% and 6.22%, and with maturity dates ranging from September 15, 2003 to September 15, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the fiscal years ended June 30, 2003, 2002 and 2001, the Company recognized non-cash charges before income taxes of $12,409, $10,202 and $4,680, respectively, from the change in the fair value of these derivative financial instruments.  With the recognition of each charge or credit relating to these instruments, a corresponding amount is recognized in Deferred Credits – Compensation and Other.  At June 30, 2003, there was an aggregate credit of $27,884 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

Forward Currency Contracts

The Company periodically enters into forward currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as a cash flow hedges.  Changes in the fair value of these derivative financial instruments, net of deferred taxes, are recognized in Other Comprehensive Income and do not affect current period earnings.

Note E – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $480,394 at June 30, 2003 ($450,412 at June 30, 2002).  These lines bear interest at a weighted average rate of 3.48% for the year ending June 30, 2003.  Unused lines of credit at June 30, 2003, amounted to $234,031 ($210,696 at June 30, 2002), net of $36,201 of available letters of credit lines.  Certain non-U.S. borrowings of approximately $18,327 have inventories of approximately $18,327 as collateral.  There were no compensating balance agreements at June 30, 2003 or 2002.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note F – Long-Term Debt
Such debt is comprised of:
		2003		2002
		____________________________		_________________________
		Maturing within One Year	Maturing after One Year	Maturing within One Year	Maturing after One Year
=============================================================================================================================================================
Senior Notes (Net of Fair Value Adjustment
of $16,319 in 2003 and (($3,638) in 2002)….		$ -	$341,319	$ -	$321,362
Convertible Subordinated Debentures…..………		-	73,328	-	73,328
Revolving Credit Notes……………….….……..		-	-	-	-
Other Long-Term Debt…...................…………..		655	6,076	584	2,814
		________________________________________________________________
		655	420,723	584	397,504
Capitalized Lease Obligations…...........…………		570	4,174	544	4,707
		________________________________________________________________
		$ 1,225	$424,897	$1,128	$402,211
_____________________________________________________________________________________________________________________________________________________________

Payments of the debt are scheduled as follows:
	Senior Notes	Convertible Subordinated Debentures	Revolving Credit Notes	Other Long-Term Debt	Total
=============================================================================================================================================================
2004…….................…….	$ -	$ -	$ -	$ 655	$ 655
2005…….................…….	-	-	-	1,735	1,735
2006…….................…….	-	-	-	1,568	1,568
2007…….................…….	-	73,328	-	608	73,936
2008…….................…….	-	-	-	441	441
2009…….................…….	-	-	-	181	181
Later years…….........……	341,319	-	-	1,543	342,862
	_______________________________________________________________________________________
	$341,319	$73,328	$ -	$6,731	$421,378
_____________________________________________________________________________________________________________________________________________________________

          On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the "8 7/8% Notes") due 2006. The 8 7/8% Notes were general unsecured obligations of the Company and ranked equally in right of payment with all other unsubordinated indebtedness (including the $165 million credit facility discussed below) of the Company.  The Company used the net proceeds to repay certain existing short-term indebtedness and for other corporate purposes.  The 8 7/8% Notes included a call provision enabling the Company to redeem them on or after June 1, 2001, in whole or in part, at established redemption prices, plus accrued and unpaid interest, if any, to the date of redemption.  There were no sinking fund requirements for the 8 7/8% Notes.  The 8 7/8% Notes were subject to certain covenants that, among other things, required specific liquidity and long-term solvency ratios and, under certain circumstances, restricted payment of dividends by the Company.  The Company generally may make such restricted payments, provided that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20,000, (y) 50% of the Company's consolidated net income for the period from April 1, 1996, through the end of the Company's most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note F – Long-Term Debt (Continued)

          On May 30, 2003, the Company completed a private issuance of $125 million principal amount of 7 3/4% Senior Notes (the “7 3/4% Notes”) due 2013 pursuant to Rule 144A under the Securities Act of 1933, and issued a redemption notice for all $125 million of the outstanding 8 7/8% Notes.  The financial covenants of the 7 3/4% Notes are substantially similar to those for the other existing Notes, including restrictions on certain payments.  Concurrent with the completion of the 7 3/4% Note issuance, the Company entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at June 30, 2003 was 4.81%.  The outstanding 8 7/8% Notes were fully redeemed at June 30, 2003.

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

          On October 30, 2001, the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes (the “9 5/8% Notes”) due 2011 pursuant to Rule 144A under the Securities Act of 1933.  The financial covenants of the 9 5/8% Notes are substantially similar to those for the 8 7/8% Notes, including restrictions on certain payments. The proceeds from the 9 5/8% Notes were used to repay certain existing indebtedness of the Company, including all amounts drawn under the Company's then-existing $250 million syndicated credit facility then existing.

          Concurrent with the completion of the 9 5/8% Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The effective rate at June 30, 2003 was 5.23%.

          On October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate (4.0% at June 30, 2003). The Company pays a commitment fee of 1% per annum on any unused portion of the facility.

At June 30, 2003, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $39.4 million.
Other long-term debt consists of obligations of DIMON Incorporated and the tobacco operations in Brazil, Italy and Macedonia, and is payable at interest rates varying from 2.50% to 15.52%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note G – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2009.  Interest rates are imputed at 3.25% to 12.50%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
===============================================================================================================
2004………....................................................................………………………………	$ 856	$ 5,278
2005………....................................................................………………………………	829	4,768
2006………....................................................................………………………………	767	1,974
2007………....................................................................………………………………	717	1,469
2008………....................................................................………………………………	713	1,396
Remaining…………………………………………………………………………….	2,131	12,240
	_____________________________
	$6,013	$27,125
		=========
Less amount representing interest and deposits……….................……………………	1,269
	________
Present value of net minimum lease payments………..................……………………	$4,744
Less current portion of obligations under capital leases……….......………………….	570
	________
Long-term obligations under capital leases………......................…………………….	$4,174
	=======
Capitalized amounts:
Buildings………...............……………………………………………………………	$ 81
Machinery and equipment, primarily vehicles………...............…………………….	5,257
Accumulated amortization……….......................................…………………………	(1,005)
	_______
	$4,333
	========
Note H – Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At June 30, 2003, no shares had been issued.

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

          Stock options granted under the Incentive Plan allow for the purchase of common stock at prices determined at the time the option is granted by the Committee.  Stock appreciation rights (SARs) may be granted under the Incentive Plan in relation to option grants or independently of option grants.  SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant.  Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  The shares pay dividends and have ordinary voting rights but are forfeitable if employment terminates before the three-year vesting period.  As of June 30, 2003, 197 thousand shares of restricted stock had been awarded under the Incentive Plan.  Performance shares granted under the Incentive Plan are an award, stated with respect to a specified number of shares of common stock that entitles the holder to receive shares of common stock, cash or a combination of both.  As of June 30, 2003, no performance shares had been awarded under the Incentive Plan.  Incentive awards granted under the Incentive Plan allow for selected individuals to receive cash payments upon attainment of stated performance objectives determined by the Committee.  No awards may be granted under the Incentive Plan, as amended, after February 8, 2015.

          The options and SARs become exercisable on various dates as originally determined for the grants assumed by DIMON.  Under the Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable.

          At the 1998 Annual Stockholders' Meeting, shareholders approved the DIMON Incorporated Directors' Stock Plan (the "Directors' Plan"), which replaced the existing Nonemployee Directors' Stock Option Plan effective January 1, 1999. The Directors' Plan is administered by the Executive Committee of the Board of Directors, with all grants approved by the Board.  The Directors' Plan authorizes the grant of common stock, performance shares and options to purchase common stock to any director who is not an employee of the Company (or any subsidiary) and any person who provides services to the Company (or any subsidiary) in a capacity other than as an employee if the Executive Committee, with the approval of the Board, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of the Company.  The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors' Plan is 70 thousand shares. Options granted under the Directors' Plan are immediately exercisable. As of June 30, 2003, options to purchase 60 thousand shares had been granted and were outstanding under the Directors' Plan and options to purchase 24 thousand shares had been granted and were outstanding under the Nonemployee Directors' Stock Option Plan.

          The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $270 charge to income in 2003, $218 credit to income in 2002 and $807 charge to income in 2001 arising from adjustments in fair market values of the SARs.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note I – Stock Incentive Plan (Continued)

Information with respect to options and SARs follows:

		2003	2002	2001
=================================================================================================================
Options and SARs outstanding at beginning of year……..……		3,716	3,253	2,818
Options and SARs granted……................................………….		738	670	664
Options and SARs exercised……..............................…………		(22)	-	-
Options and SARs cancelled……..............................…………		(295)	(207)	(229)
		______________________________________________
Options and SARs outstanding at end of year…….........………		4,137	3,716	3,253
		______________________________________________
SARs included as outstanding at end of year……...........………		750	637	537
		______________________________________________
Options available for future grants at end of year…….....………		853	1,377	1,905
		______________________________________________
Options and SARs exercisable at end of year…….........………..		2,221	2,277	1,825
		______________________________________________
Option and SAR exercise prices per share:
Date of grant	(at lowest price)……..........……………….	$ 6.25	$ 7.44	$ 2.81
	(at highest price)……..........………………	6.25	7.44	6.00
Exercised	(at lowest price)……...........………………	4.63	-	-
	(at highest price)……..........………………	4.63	-	-
Cancelled	(at lowest price)……...........………………	2.81	2.81	4.63
	(at highest price)……..........………………	22.31	22.31	22.31
___________________________________________________________________________________________________________________

Weighted average option exercise price information for the years 2003, 2002 and 2001 follows:

		2003	2002	2001
==================================================================================================================
Outstanding at July 1…….......................................…………..		$11.08	$12.03	$14.63
Granted during the year……...................................…………..		6.25	7.44	2.86
Exercised during the year…….................................………….		4.63	-	-
Cancelled during the year……………………………………..		18.79	14.29	16.81
Outstanding at June 30…….....................................………….		9.73	11.08	12.03
Exercisable at June 30…….....................................…………..		13.35	14.93	17.47
___________________________________________________________________________________________________________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note I – Stock Incentive Plan (Continued)
Option groups outstanding at June 30, 2003 and related weighted average price and life information follows:

Grant Date by Fiscal Year	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Fiscal Years)
=======================================================================================================================================
1994……................………………..	131	131	$16.67	-
1995……................………………..	253	253	13.97	1
1996……................………………..	281	281	16.97	2
1997……................………………..	305	305	18.18	3
1998……................………………..	325	325	22.33	4
1999……................………………..	626	626	7.72	5
2000……................………………..	170	170	4.62	6
2001……................………………..	651	35	2.86	7
2002……................………………..	658	45	7.44	8
2003……................………………..	737	50	6.25	9
	_______	_______
	4,137	2,221
_______________________________________________________________________________________________________________________________________

          The weighted average fair value at date of grant for options granted during 2003 and 2002 was $1.97 and $3.26 per option, respectively.  The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Black-Scholes Assumptions		2003		2002
=============================================================================================================================
Expected Life in Years……......................…………		7		7
Interest Rate……..................................…………….		4.04%		4.62%
Volatility……......................................……………..		55.01%		63.10%
Dividend Yield……...............................……………		4.80%		2.69%
_____________________________________________________________________________________________________________________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note J – Income Taxes
The components of income before income taxes, equity in net income (loss) of investee companies, cumulative effect of accounting changes and extraordinary item consisted of the following:

	2003	2002	2001
=============================================================================================================================
U.S. …….......................................................…………………	$(39,684)	$(46,095)	$(20,552)
Foreign……....................................................……………….	74,726	84,118	55,092
	__________________________________________
	$ 35,042	$ 38,023	$ 34,540
__________________________________________________________________________________________________________________________

The details of the amount shown for income taxes in the Statements of Consolidated Income and Comprehensive Income follow:

	2003	2002	2001
=============================================================================================================================
Current
Federal……....................................................………………..	$ 1,165	$ 688	$ -
State…….......................................................…………………	-	-	-
Foreign……...................................................………………..	23,742	9,524	11,386
	_____________________________________________________
	$ 24,907	$ 10,212	$ 11,386
	_____________________________________________________
Deferred
Federal……....................................................………………..	$ (10,779)	$ (505)	$ 3,074
State…….......................................................…………………	(959)	-	(160)
Foreign……....................................................……………….	(4,058)	495	(5,028)
	_____________________________________________________
	$ (15,796)	$ (10)	$ (2,114)
	_____________________________________________________

Total…….......................................................………………..	$ 9,111	$ 10,202	$ 9,272
__________________________________________________________________________________________________________________________

          The reasons for the difference between income tax expense based on income before income taxes, equity in net income (loss) of investee companies, cumulative effect of accounting changes and extraordinary item and the amount computed by applying the statutory Federal income tax rate to such income are as follows:

	2003	2002	2001
==========================================================================================================================
Computed "expected" tax expense……....................…………	$ 12,265	$ 13,308	$ 12,089
Effect of foreign income taxes…….........................…………	223	(10,805)	(4,279)
U.S. taxes on foreign income, net of tax credits……...………	4,520	7,207	8,027
Permanent items……..........................................…………….	(7,897)	492	(6,565)
	__________________________________________
Actual tax expense…...........................………………………	$ 9,111	$ 10,202	$ 9,272
_____________________________________________________________________________________________________________________

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note J – Income Taxes (Continued)

The deferred tax liabilities (assets) are comprised of the following:

	2003	2002
====================================================================================================================
Deferred tax liabilities:
Foreign taxes…….....................................................…………………	$ 3,550	$ 4,393
Fixed assets……......................................................…………………..	12,202	14,434
	_____________________________________
Total deferred tax liabilities……...............................……………………...	$ 15,752	$ 18,827
	_____________________________________

Deferred tax assets:
Reserves and accruals….............................................…………………	$ (10,642)	$ (6,400)
Restructuring accruals……..............................………………………..	(1,091)	(1,726)
Tax credits……..............................................……………….………...	(8,242)	(20,351)
Tax loss carryforwards…….........................................………………..	(20,407)	(22,524)
Derivative transactions…………………………………………………	(10,848)	(6,328)
Postretirement and other benefits……..............................…………….	(15,696)	(12,731)
Other……..............................................................…………………….	(4,757)	(3,727)
	____________________________________

Gross deferred tax assets……………………………………………………	(71,683)	(73,787)
Valuation allowance…….................................................………………….	16,504	30,696
	_____________________________________
Total deferred tax assets……………………………………………………	$(55,179)	$(43,091)
	_____________________________________
Net deferred tax asset……........................…………………………………	$(39,427)	$(24,264)
	=====================================
___________________________________________________________________________________________________________________

          For the year ended June 30, 2003, the valuation allowance decreased by $14,192 due primarily to utilization of foreign tax credit carryovers in the US, and for June 30, 2002, the valuation allowance increased by $3,201 due primarily to increases in net operating loss carryovers.  At June 30, 2003, the Company has net operating tax loss carryforwards of approximately $44,794 from foreign operations and $120,639 from U.S. operations for state income tax purposes that expire in 2004 and thereafter.  Valuation allowances of $16,504 and $30,696 remain at the end of fiscal 2003 and 2002 respectively, primarily related to state and foreign net operating losses, which begin expiring in 2004, and foreign tax credits that will expire in 2004.

          Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryforwards.  Although realization is not assured, management believes it is more likely that not that all of the deferred tax assets, net of applicable valuation allowances, will be realized.  The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income change during the carryforward period.

          Consolidated retained earnings at June 30, 2003 include undistributed earnings of $229,138 from certain foreign consolidated subsidiaries which are neither subject to additional foreign income taxes nor considered to be subject to U.S. income taxes unless remitted as dividends.  The Company considers these undistributed earnings to be permanently reinvested abroad, and accordingly, has made no provision for U.S. taxes on such earnings. It is not practicable to estimate the income tax liability that might be incurred if such earnings were remitted to the United States; however, it is not anticipated that any incremental U.S. tax would result due to the ability to offset with foreign tax credits.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits
Retirement Benefits

The Company has a Cash Balance Plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation.  The Company also maintains an Excess Benefit Plan that provides individuals who participated in the former Dibrell Defined Benefit Pension Plan the difference between the benefits they could have potentially accrued under the Defined Benefit Pension Plan and the benefits that would have actually been paid as limited by regulations imposed by the Internal Revenue Code.  The Company funds these plans in amounts consistent with the funding requirements of Federal Law and Regulations.

Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Greece, Italy and Turkey.
A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:

	2003	2002
=============================================================================================================
Change in Benefit Obligation
Benefit obligation, beginning………...............................…………	$ 60,248	$ 56,809
Service cost………....................................................……………..	2,467	1,912
Interest cost………....................................................……………..	4,294	4,235
Actuarial loss ……..….............................…………………………	7,181	2,975
Benefits paid………...................................................…………….	(5,616)	(5,683)
	____________________________________
Benefit obligation, ending………...................................…………	$ 68,574	$ 60,248
	===================================

Change in Plan Assets
Fair value of plan assets, beginning……….......................……….	$ 35,951	$ 43,174
Actual return on plan assets……….................................…………	967	(2,950)
Company contribution…………………………………………….	1,838	1,656
Benefits paid………...................................................…………….	(5,616)	(5,929)
	____________________________________
Fair value of plan assets, ending………...........................………..	$ 33,140	$ 35,951
	===================================

Funded status of plan………..............................................……………	$(35,434)	$(24,297)
Unrecognized actuarial loss….............................……………………..	9,423	331
Unrecognized prior service cost………..................................…………	2,609	3,088
Unrecognized net transition obligation………..........................……….	-	(218)
	____________________________________
Net amount recognized……….......................................…………	$(23,402)	$(21,096)
	===================================

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits (Continued)
Retirement Benefits (Continued)

	2003	2002
=================================================================================================================
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost…………........................................…………..	$ -	$ -
Accrued benefit liability…………...................................…………	(30,519)	(25,018)
Intangible asset………….............................................……………	2,002	1,664
Accumulated other comprehensive income.……………………….	5,115	2,258
	__________________________________
Net amount recognized…………....................................………….	$(23,402)	$(21,096)
__________________________________________________________________________________________________________________

Net periodic pension costs included the following components:

	2003	2002	2001
==================================================================================================================
Service cost………..........................................………….	$ 2,467	$ 1,912	$ 1,799
Interest expense……….....................................…………	4,294	4,235	4,224
Expected return on plan assets………...................………	(3,039)	(3,625)	(3,824)
Amortization of prior service cost………...............…….	316	283	291
Amortization of transition amount………...............……	(252)	(348)	(311)
Actuarial loss (gain)..............................…………………	291	(225)	(449)
	_______________________________________________
Net periodic pension cost……….........................……….	$ 4,077	$ 2,232	$ 1,730
_________________________________________________________________________________________________________________

          For the U.S. plans, benefit obligations for the Retirement Plan and the Excess Benefit Plan were determined using assumed discount rates of 6.00% for 2003, 7.25% for 2002 and 7.75% for 2001.  Assumed compensation increases were 3.5% for 2003 and 4.0% for 2002 and 2001 for the Retirement Plan and for the Excess Benefit Plan. The assumed long-term rate of return on plan assets for all three years was 9% for the Retirement Plan.  Plan assets consist principally of common stock and fixed income securities.  For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice.  No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.

          The projected benefit obligation and accumulated benefit obligation for those plans in which the accumulated benefit obligation was in excess of plan assets were $68,574 and $64,007, respectively, for 2003 and $24,785 and $21,135, respectively, for 2002.  These plans hold no assets.

          The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States.  The Company's contributions to the plan were $401 in 2003, $396 in 2002 and $405 in 2001.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits (Continued)
Postretirement Health and Life Insurance Benefits (Continued)
A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:

	2003	2002
=================================================================================================================
Change in Benefit Obligation
Benefit obligation, beginning………................................………..	$ 14,503	$ 13,729
Service cost………....................................................……………..	342	199
Interest cost………....................................................……………..	1,357	1,004
Actuarial loss……….........................................…………………..	7,924	2,065
Benefits paid………...................................................…………….	(2,078)	(2,494)
	__________________________________
Benefit obligation, ending………...................................…………	$ 22,048	$ 14,503
	==================================
Change in Plan Assets
Fair value of plan assets, beginning………........................………	$ 95	$ 174
Actual return on plan assets……….................................…………	(8)	38
Company contribution……………………………………………	185	178
Benefits paid………...................................................…………….	(118)	(295)
	__________________________________
Fair value of plan assets, ending………...........................………..	$ 154	$ 95
	===============================
Funded status of plan………..............................................……………	$(21,894)	$(14,408)
Unrecognized actuarial loss……..…............................……………….	8,004	261
Unrecognized prior service cost……….................................…………	(2,232)	(2,540)
	__________________________________
Net amount recognized………......................................…………..	$(16,122)	$(16,687)
	==================================
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost………...........................................…………..	$ -	$ -
Accrued benefit liability………......................................…………	(16,122)	(16,687)
Intangible asset………................................................……………	-	-
Accumulated other comprehensive income…….................………	-	-
	__________________________________
Net amount recognized……….......................................………….	$(16,122)	$(16,687)
__________________________________________________________________________________________________________________

          For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003.  The rate was assumed to decrease gradually to 5.0% by the year 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits (Continued)
Postretirement Health and Life Insurance Benefits (Continued)
Net periodic benefit costs included the following components:

	2003	2002	2001
=================================================================================================================
Service cost…….............................................………….	$ 342	$ 199	$ 284
Interest expense……........................................…………	1,357	1,004	1,210
Expected return on plan assets……......................……...	(5)	(10)	(2)
Amortization of prior service cost……..................…….	(308)	(308)	(217)
Actuarial (gain)/loss……..................................………..	194	(33)	(113)
	_________________________________________________
Net pension cost…….......................................…………	$1,580	$ 852	$1,162
__________________________________________________________________________________________________________________

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
=================================================================================================================
Effect on total of service and interest cost components……........……	$ 101	$ (88)
Effect on postretirement benefit obligation……......................………	1,118	(990)
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

          Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements.  There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system.  For these foreign plans, the cost of benefits charged to income was not material in 2003, 2002 and 2001.

Note L – Segment Information

The Company operates in one segment, the tobacco business:  purchasing, processing, selling and storing leaf tobacco.  The Company purchases tobacco in more than 40 countries and ships tobacco to approximately 90 countries.

Geographic information as to sales and other operating revenues is based on the destination of the product sold. Long-lived assets are classified based on the location of the asset.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note L – Segment Information (Continued)
	2003	2002	2001
=====================================================================================================================
Sales and Other Operating Revenues:
United States….........................................…………	$ 239,207	$ 248,620	$ 437,256
Germany...........................................……………….	175,700	186,480	208,218
Other…..................................................…………...	856,776	824,620	755,481
	_________________________________________________________
	$1,271,683	$1,259,720	$1,400,955
	=========================================================

Sales and Other Operating Revenues to Major Customers:

Of the 2003, 2002 and 2001 sales and other operating revenues, approximately 38%, 35% and 36%, respectively, were to various tobacco companies which management has reason to believe are now owned by or under the common control of two companies.  (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A…................................................…………..	$ 215,988	$ 166,675	$ 251,929
Customer B…................................................…………..	264,547	275,487	248,078
	________________________________________________________
	$ 480,535	$ 442,162	$ 500,007
	=========================================================
Long-Lived Assets:
United States….......................................…………..	$ 37,503	$ 44,599	$ 56,516
Brazil…................................................…………….	40,262	38,979	38,985
Malawi.................................................…………….	25,566	28,107	29,721
Tanzania.............................................……………...	22,582	24,470	26,391
Zimbabwe.............................................……………	46,292	49,418	52,382
South America.......................................…………...	1,769	1,970	2,388
Europe…..............................................…………….	51,693	42,805	41,200
Asia……..............................................…………….	7,043	7,306	7,316
Other…...............................................……………..	19,785	19,630	15,409
	_________________________________________________________
Long-Lived Assets…............……...	$252,495	$257,284	$270,308
_________________________________________________________________________________________________________________

Note M – Shareholder Rights Plan

Pursuant to a Rights Agreement, dated as of March 31, 1995, between the Company and First Union National Bank of North Carolina, as Rights Agent, one right to purchase common stock is attached to each share of DIMON common stock.  Each right entitles the holder thereof to purchase from the Company one share of common stock at a price of $65.00 per share only after the date on which any person or group of affiliated persons acquires additional shares of common stock representing 10% or more of the outstanding common stock (a “Triggering Event”).  After a Triggering Event, each holder of a right will have the right to receive common stock (or, in certain circumstances, cash, property or other securities of the Company) having a value equal to two times the exercise price of the right, and all rights that are beneficially owned by such acquiring person (or certain related parties) will be null and void.  If the Company is acquired in a merger or other business combination, each right will entitle the holder, other than the acquiring person, to purchase securities of the surviving company having a market value equal to twice the exercise price of the rights.  Following the acquisition by any person of more than the threshold percentage of the Company’s outstanding common stock but less than 50% of such stock, the Company may exchange one share of common stock for each right (other than rights held by such acquiring person).  Until the rights become exercisable, they may be redeemed by the Company at a price of one cent per right.  The rights expire on March 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note N - Contingencies and Other Information

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company's entities located in Brazil for the calendar years ending 1988 through 1992.  In August 1996, the Company also received notices of adjustments from Brazilian tax authorities proposing adjustments to the income taxes for calendar year 1992 based on the Company's recalculation of monetary correction as allowed under Law 8200.  The Company successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  During the twelve months ended June 30, 2003, the Company resolved an additional $2,000 of tax, penalties and interest.  As of June 30, 2003, tax, penalties and interest relating to still unresolved issues is approximately $1,600, before related tax benefits for future deductions, and deduction of interest if the Company failed to prevail on these issues.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax is equivalent to approximately $4,500.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.

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

          DeLoach, et al. v. Philip Morris Companies Inc., et al., is a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235).  On April 3, 2002, the Court issued an opinion and order certifying a class of plaintiffs.  As certified, the class consists of persons who, at any time from March 1, 1996 through February 28, 2001, held a quota to grow or produced and sold U.S. flue-cured and burley tobacco.  The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including the Company, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys' fees and costs of litigation.  The Company and the other defendants have asserted a number of defenses to the allegations made.

          On May 15, 2003, the Company entered into a conditional settlement agreement to resolve its involvement in the DeLoach class action litigation.  The Settlement Agreement was signed by the plaintiffs, on behalf of themselves and the class of plaintiffs they represent, the Company, and all but one of the other defendants in the case.  Under the terms of the Settlement Agreement, the Company will pay $6 million of the approximately $210 million of cash settlement payments to be paid by the settling defendants, and will not be obligated to pay any portion of the plaintiffs’ attorneys’ fees or other costs or expenses awarded by the Court, which will be paid by certain other settling defendants.  Because management expects that the court will ultimately approve the settlement agreement, the Company has recorded its share of the settlement as of June 30, 2003.  In addition, certain other settling defendants who are cigarette manufacturers have agreed to purchase certain minimum amounts of U.S. grown tobacco over the next ten years.  In exchange, the plaintiffs and the members of the class will release the settling defendants, including the Company and its affiliates, from any and all claims, damages, or liabilities of any nature whatsoever, known or unknown, under state or federal law, that any plaintiff or member of the class has or had, that was or could have been alleged as a class action in the DeLoach litigation.

          The Settlement Agreement expressly recognizes the Company’s continued denial of wrongdoing and liability, and does not constitute an admission of any of the claims or allegations made by the plaintiffs in the case, or any admission or evidence of a violation of any law or other wrongdoing by any of the settling defendants.

          The Settlement Agreement has received preliminary approval from the Court, and consummation of the settlement is subject to final approval of the Court following a required notice to the members of the class of plaintiffs.  It is expected that any such final approval will occur in mid to late September.  Certain members of the potential class of plaintiffs may opt out of the settlement in accordance with the rules governing class action litigation.  The DeLoach litigation will continue against the non-settling defendant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note N - Contingencies and Other Information (Continued)

         In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  The Company believes that the DGCOMP may be conducting similar investigations in other countries.  The Company subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on the Company’s understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until later in 2003.  The Company expects that administrative penalties will be assessed, and those penalties could be material to our earnings.  However, the Company is not able to make an assessment of the amount of any such penalties at this time.  The Company understands that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of penalties imposed.

          In September 2002, the Argentina National Commission for Defense of Competition ("NCDC") began an administrative inquiry into the tobacco and cigarette industry in Argentina.  The Company subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC.  The Company cannot predict whether the inquiry will result in any further action by the NCDC.

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers' construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers' crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At June 30, 2003, the Company is guarantor of an amount not to exceed $136,799 with $105,576 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote, and the accrual recorded for exposure under them was not material at June 30, 2003.

          On August 21, 2001, the Company's subsidiary in Brazil won a claim related to certain excise taxes ("IPI credit bonus") for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially be over many years.  The Company is unable to estimate the realizable value of this claim as of June 30, 2003.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $46,292 as of June 30, 2003.

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

Note P - Selected Quarterly Financial Data (Unaudited)
Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
=========================================================================================================================================
	2003
	Sales and Other Operating
	Revenue.....................……………	$270,944	$305,721	$301,404	$393,614	$1,271,683
	Gross Profit....................………..…	55,586	44,172	41,103	69,552	210,413
	Net Income before
	extraordinary items……………..	5,058	6,272	2,670	12,280	26,280
	Per Share of Common Stock:
	Basic Earnings………………….…	.11	.14	.06	.32	.63
	Diluted Earnings........………….….	.11*	.14*	.06*	.31	.62*
	Cash Dividends per Share...………	.05	.075	.075	.075	.275
Market Price	- High...………	7.00	6.60	7.50	7.44	7.50
	- Low...………	5.45	5.35	5.60	5.69	5.35

	2002
	Sales and Other Operating
	Revenue.....................…………..	$288,721	$376,363	$257,065	$337,571	$1,259,720
	Gross Profit....................………….	52,612	47,596	39,360	65,897	205,465
	Net Income……………………….	3,918	6,201	4,690	12,667	27,476
	Per Share of Common Stock:
	Basic Earnings…………………….	.09	.14	.11	.28	.62
	Diluted Earnings …........………….	.09*	.14*	.10*	.28	.61*
	Cash Dividends per Share...………	.05	.05	.05	.05	.20
Market Price	- High...………	10.18	7.50	8.29	7.94	10.18
	- Low...………	5.49	5.35	6.35	6.35	5.35
_____________________________________________________________________________________________________________________________________

*	Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings per share.

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

ITEM 14. CONTROLS AND PROCEDURES

Based on their most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) are effective to ensure that the information required to be disclosed in our filings with the SEC under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.

ITEM 15. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Proxy Statement under the caption “Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV
ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Income and Comprehensive Income --Years
ended June 30, 2003, 2002 and 2001
Consolidated Balance Sheet--June 30, 2003 and 2002
Statement of Stockholders' Equity--Years ended June 30, 2003, 2002 and 2001
Statement of Consolidated Cash Flows--Years ended June 30, 2003, 2002 and 2001
Notes to Consolidated Financial Statements

Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts
Report of Ernst & Young LLP

(b)	Current Reports on Form 8-K	-	August 19, 2002 - Item 7, DIMON’s Earnings for Fiscal Year 2002 Increase 43% Earnings Performance is Expected to Continue in 2003 and Item 9, Regulation FD Disclosure
		-	August 29, 2002 - Item 9, Regulation FD Disclosure – A. Sworn Statements and B. 906 Certification Statements
		-	August 30, 2002 - Item 5 and 7, DIMON Announces Quarterly Dividend
		-	October 30, 2002 - Item 5 and 7, DIMON Announces 50% Increase in Quarterly Dividend
		-	October 30, 2002 – Item 5, DIMON Holds Annual Shareholder Meeting
		-	November 5, 2002 - Item 7, DIMON’s First Quarter Earnings Increase 21% Company Confirms Fiscal 2003 Earnings Guidance and Item 9, Regulation FD Disclosure
		-	November 5, 2002 - Item 9, Regulation FD Disclosure – A. 906 Certification Statements
		-	February 4, 2003 – Item 7, DIMON’s Second Quarter Earnings Rise to Reflect Continued Business Progress Company Confirms Fiscal 2003 Earnings Guidance and Item 9, Regulation FD Disclosure
		-	February 21, 2003 - Item 5 and 7, DIMON Announces Quarterly Dividend
		-	February 24, 2003 – Item 5, DIMON Names Steven B. Daniels President and Chief Operating Officer
		-	May 7, 2003 – Item 7, DIMON Reports Third Quarter Earnings, Company Confirms Fiscal 2003 Earnings Guide and Item 9, Regulation FD Disclosure
		-	May 16, 2003 – Item 9, DIMON Announces Conditional Settlement of DeLoach Class Action Litigation
		-	May 20, 2003 – Item 9, DIMON Estimates Earnings Effect From Settlement
		-	May 22, 2003 – Item 5 and 7, DIMON Announces Quarterly Dividend
		-	May 27, 2003 – Item 9, DIMON Inc. Announces Private Offering of Senior Notes
		-	June 3, 2003 – Item 9, DIMON Announces Successful Refinancing Transaction Issues $125 Million of Ten-Year 7 3/4% Senior Notes Will Retire $125 Million of 8 7/8% Senior Notes Due 2006
		-	June 25, 2003 – Item 8, Change in Fiscal Year

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(b)	Current Reports on Form 8-K	-	June 25, 2003 – Item 7 and 9, DIMON Announces Change of Fiscal Year-End Reiterates Previously Articulated Guidance for Fiscal Year 2003 Provides Earnings Guidance for Shortened Fiscal Year 2004
		-	August 19, 2003 - Item 7, DIMON Reports Fiscal Year 2003 Earnings Company Confirms Fiscal 2004 Earnings Guidance and Item 12, Regulation FD Disclosure
		-	August 26, 2003 – Item 5 and 7, DIMON Names Two Additional Directors and Announces Regular Quarterly Dividend of $0.075 Per Share

(c)	Exhibits

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

	4.07	Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee. (filed herewith)

	4.08	Registration Rights Agreement, dated as of May 30, 2003, between DIMON Incorporated and Wachovia Securities, Inc., as Rights Agent. (filed herewith)

	4.09	Form of Global Note for 7¾% Senior Notes due 2013 (included in Exhibit 4.07 as Exhibit A thereof).

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(c)	Exhibits

	10.01	DIMON Incorporated Omnibus Stock Incentive Plan (1995) (incorporated herein by reference to Exhibit 10.1 to DIMON Incorporated's Registration Statement on Form S-4 (file No. 33-89780))

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

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

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

	10.15	Compensation Deferral Plan (filed herewith)

	12	Ratio of Earnings to Fixed Charges (filed herewith)

	21	List of Subsidiaries (filed herewith)

	23	Consent of Ernst & Young LLP (filed herewith)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(d)	Financial Statement Schedules:

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS DIMON INCORPORATED AND SUBSIDIARIES PERIODS ENDED JUNE 30

___________________________________________________________________________________________________________________________________________
COL. A	COL. B	COL. C		COL. D	COL. E
___________________________________________________________________________________________________________________________________________
		ADDITIONS
		____________________________
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
___________________________________________________________________________________________________________________________________________
Year ended June 30, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$7,263,980	$ 70,348	$ -	$6,103,961(A)	$1,230,367
	___________	__________	_____________	_________	___________
Total	$7,263,980	$ 70,348	$ -	$6,103,961	$1,230,367
	=========	=========	=============	========	=========
___________________________________________________________________________________________________________________________________________
Year ended June 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$1,230,367	$ 982,794	$ -	$ 277,967(B)	$1,935,194
	___________	__________	_____________	________	___________
Total	$1,230,367	$ 982,794	$ -	$ 277,967	$1,935,194
	=========	=========	=============	=======	=========
___________________________________________________________________________________________________________________________________________
Year ended June 30, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$1,935,194	$ 94,594	$ -	$ 337,021(B)	$1,692,767
	___________	__________	_____________	________	___________
Total	$1,935,194	$ 94,594	$ -	$ 337,021	$1,692,767
	=========	=========	=============	=======	=========
___________________________________________________________________________________________________________________________________________

(A)	Currency translation and direct write-off, $2,840,467; recovery from litigation settlement, $3,263,494.
(B)	Currency translation and direct write-off.

Certain prior year amounts have been reclassified to conform to the current year presentation.

Report of Independent Auditors

To the Board of Directors and Shareholders of DIMON Incorporated

We have audited the accompanying consolidated balance sheets of DIMON Incorporated and subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended June 30, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 16(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DIMON Incorporated and subsidiaries at June 30, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended June 30, 2003, in conformity with accounting principles generally accepted in the United States.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note O to the consolidated financial statements, in 2001 the Company changed its consolidated reporting period for four European subsidiaries and also changed its method of accounting for derivative financial instruments.  As discussed in Note A to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets.

/s/ Ernst & Young LLP
_____________________________________
Greensboro, North Carolina
August 15, 2003

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 28, 2003.

DIMON INCORPORATED (Registrant)

/s/ Brian J. Harker By________________________________________________ Brian J. Harker Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 28, 2003.

/s/ Brian J. Harker By________________________________________________ Brian J. Harker Chairman of the Board of Directors and Chief Executive Officer of DIMON Incorporated	/s/ James E. Johnson, Jr. By________________________________________________ James E. Johnson, Jr. Director of DIMON Incorporated

/s/ Steve B. Daniels By________________________________________________ Steve B. Daniels President and Chief Operating Officer of DIMON Incorporated	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director of DIMON Incorporated

/s/ James A. Cooley By________________________________________________ James A. Cooley Senior Vice President-Chief Financial Officer of DIMON Incorporated	/s/ John M. Hines By________________________________________________ John M. Hines Director of DIMON Incorporated

/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Director of DIMON Incorporated	/s/ R. Stuart Dickson By________________________________________________ R. Stuart Dickson Director of DIMON Incorporated

/s/ Albert C. Monk III By________________________________________________ Albert C. Monk III Director of DIMON Incorporated	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director of DIMON Incorporated

/s/ Thomas F. Keller By________________________________________________ Thomas F. Keller Director of DIMON Incorporated	/s/ Hans B. Amell By________________________________________________ Hans B. Amell Director of DIMON Incorporated

/s/ Henry F. Frigon By________________________________________________ Henry F. Frigon Director of DIMON Incorporated	/s/ Thomas G. Reynolds By________________________________________________ Thomas G. Reynolds Vice President-Controller (Principal Accounting Officer) of DIMON Incorporated

By________________________________________________ William R. Slee Director of DIMON Incorporated	By________________________________________________ C. Richard Green, Jr. Director of DIMON Incorporated
-70-

EXHIBIT INDEX

Exhibits		Page No.

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

4.07	Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee. (filed herewith)	74 - 182

4.08	Registration Rights Agreement, dated as of May 30, 2003, between DIMON Incorporated and Wachovia Securities, Inc., as Rights Agent. (filed herewith)	183 - 208

4.09	Form of Global Note for 7¾% Senior Notes due 2013 (included in Exhibit 4.07 as Exhibit A thereof).

EXHIBIT INDEX

Exhibits	(Continued)	Page No.

10.01	DIMON Incorporated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to DIMON Incorporated's Registration Statement on Form S-4 (file No. 33-89780))

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

10.15	Compensation Deferral Plan (filed herewith)	209 – 220

12	Ratio of Earnings to Fixed Charges (filed herewith)	221

21	List of Subsidiaries (filed herewith)	222 – 223

23	Consent of Ernst & Young LLP (filed herewith)	224

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	225

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	226

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	227

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	228

