Form 10-Q
period 2003-09-30
DIMON INC
filed 2003-11-04
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_______.

COMMISSION FILE NUMBER 0-25734; 1-13684

DIMON Incorporated
Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567
512 Bridge Street, Danville, Virginia 24541

Telephone Number (434) 792-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of October 31, 2003, the registrant had 45,051,347 shares outstanding of Common Stock (no par value).

DIMON Incorporated and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Statement of Consolidated Income –
		Three Months Ended September 30, 2003 and 2002	3

		Consolidated Balance Sheet - September 30, 2003 and 2002
		and June 30, 2003	4 - 5

		Statement of Consolidated Cash Flows –
		Three Months Ended September 30, 2003 and 2002	6

		Notes to Consolidated Financial Statements	7 - 11

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	12 - 15

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	15

	Item 4.	Controls and Procedures	16

Part II.	Other Information

	Item 1.	Legal Proceedings	16

	Item 2.	Changes in Securities and Use of Proceeds	17

	Item 3.	Defaults Upon Senior Securities	17

	Item 4.	Submission of Matters to a Vote of Security Holders	17

	Item 5.	Other Information	17

	Item 6.	Exhibits and Reports on Form 8-K	17

Signatures			18

Index of Exhibits			19

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED INCOME Three Months Ended September 30, 2003 and 2002 (Unaudited)

	September 30 2003	September 30 2002

(in thousands, except per share amounts)
Sales and other operating revenues	$237,375		$270,944
Cost of goods and services sold	192,871		215,358

Gross profit	44,504		55,586
Selling, administrative and general expenses	27,409		25,891

Operating income	17,095		29,695

Interest expense	10,643		12,164
Derivative financial instruments	(3,876)		10,767

Income before income taxes and equity
in net loss of investee companies	10,328		6,764
Income tax expense	3,614		1,559

Income before equity in net loss of investee companies	6,714		5,205

Equity in net loss of investee companies	(256)		(147)

Net income	$ 6,458		$ 5,058

Basic earnings per share	$.14		$.11

Diluted earnings per share	$.14	*	$.11	*

Average number of shares outstanding:
Basic	44,602		44,526
Diluted	45,270	*	45,008	*

Cash dividends per share	$.075		$.05

See notes to consolidated financial statements

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	September 30 2003 (Unaudited)	September 30 2002 (Unaudited)	June 30 2003

(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 96,846	$ 88,092	$ 88,932
Notes receivable	2,969	6,183	2,619
Trade receivables, net of allowances	134,081	125,980	179,532
Inventories:
Tobacco	513,548	528,552	464,360
Other	24,724	15,889	24,747
Advances on purchases of tobacco	70,653	45,962	40,748
Current deferred and recoverable income taxes	20,314	9,856	11,349
Prepaid expenses and other assets	25,895	17,664	27,481

Total current assets	889,030	838,178	839,768

Investments and other assets
Equity in net assets of investee companies	5,683	784	6,061
Other investments	2,844	3,199	2,919
Notes receivable	2,271	2,887	3,832
Other	25,198	23,017	37,856

	35,996	29,887	50,668

Goodwill and intangible assets
Goodwill	151,772	151,772	151,772
Production and supply contracts	12,088	3,882	12,543
Pension asset	2,002	1,664	2,002

	165,862	157,318	166,317

Property, plant and equipment
Land	20,231	18,713	19,902
Buildings	189,178	179,380	187,926
Machinery and equipment	209,568	206,274	203,061
Allowances for depreciation	(165,664)	(151,326)	(158,394)

	253,313	253,041	252,495

Deferred taxes and other deferred charges	41,985	40,774	43,904

	$1,386,186	$1,319,198	$1,353,152

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

				September 30 2003 (Unaudited)	September 30 2002 (Unaudited)	June 30 2003

(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks				$ 234,233	$ 177,559	$ 210,162
Accounts payable:
Trade				32,194	33,286	53,394
Officers and employees				7,494	7,879	10,521
Other				8,242	11,586	9,602
Advances from customers				98,717	116,944	75,119
Accrued expenses				30,363	27,479	28,275
Income taxes				16,587	9,986	14,926
Long-term debt current				1,306	1,130	1,225

Total current liabilities				429,136	385,849	403,224

Long-term debt
Revolving Credit Notes and Other				15,974	12,287	10,250
Convertible Subordinated Debentures				73,328	73,328	73,328
Senior Notes (inclusive of fair value adjustment of $8,426 at September 30, 2003, $12,965 at September 30, 2002 and $16,319 at June 30, 2003)				333,426	337,965	341,319

				422,728	423,580	424,897

Deferred credits:
Income taxes				3,957	9,120	4,128
Compensation and other				70,225	61,087	65,252

				74,182	70,207	69,380

Minority interest in subsidiaries				929	781	1,078

Commitments and contingencies				-	-	-

Stockholders’ equity	Sept. 30 2003	Sept. 30 2002	June 30 2003
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	125,000	125,000	125,000
Issued shares	45,018	44,725	44,737	185,082	183,292	183,361
Unearned compensation – restricted stock				(1,239)	-	-
Retained earnings				282,990	266,971	279,904
Accumulated other comprehensive loss				(7,622)	(11,482)	(8,692)

				459,211	438,781	454,573

				$1,386,186	$1,319,198	$1,353,152

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Three Months Ended September 30, 2003 and 2002 (Unaudited)

	September 30 2003	September 30 2002

(in thousands)
Operating activities
Net income	$ 6,458	$ 5,058
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation and amortization	8,596	8,125
Deferred items	(939)	6,543
Loss on foreign currency transactions	787	1,228
Changes in operating assets and liabilities	(18,065)	(35,396)

Net cash used by operating activities	(3,163)	(14,442)

Investing activities
Purchase of property and equipment	(8,193)	(4,889)
Proceeds from sale of property and equipment	179	371
Payments received on notes receivable and
receivable from investees	122	690
Receipts (payments) for other investments and other assets	(616)	102

Net cash used by investing activities	(8,508)	(3,726)

Financing activities
Net change in short-term borrowings	22,274	(2,941)
Proceeds from long-term borrowings	382	2,556
Repayment of long-term borrowings	(187)	(423)
Proceeds from sale of stock	416	-
Debt issuance cost	(10)	-
Cash dividends paid to DIMON Incorporated stockholders	(3,372)	(2,236)

Net cash provided (used) by financing activities	19,503	(3,044)

Effect of exchange rate changes on cash	82	313

Increase (decrease) in cash and cash equivalents	7,914	(20,899)
Cash and cash equivalents at beginning of year	88,932	108,991

Cash and cash equivalents at end of period	$ 96,846	$ 88,092

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended June 30, 2003.  The Company's operations are seasonal. Therefore, the results of operations for the three months ended September 30, 2003 are not necessarily indicative of the results to be expected for the fiscal year ending March 31, 2004.

2.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding.  The diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures outstanding during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense.  The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options and restricted shares outstanding.

	The following information reconciles the basic weighed average number of shares outstanding to diluted shares outstanding.

		September 30

	(in thousands)	2003		2002

	Shares
	Weighted average number of common shares outstanding	44,602		44,526
	Restricted shares issued and shares applicable to stock options,
	net of shares assumed to be purchased from proceeds at
	average market price	668		482
	Assuming conversion of 6.25% Convertible Debentures at the
	beginning of the period	-	*	-	*

	Average diluted shares outstanding	45,270	*	45,008	*

*	Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

3.	COMPREHENSIVE INCOME The components of comprehensive income were as follows:
		Three Months Ended September 30

	(in thousands)	2003		2002

	Net income	$6,458		$5,058
	Equity currency conversion adjustment	751		478
	Derivative financial instruments, net of tax of $168 and $144	319		293

	Total comprehensive income	$7,528		$5,829

DIMON Incorporated and Subsidiaries

4.	STOCK-BASED COMPENSATION

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

	Three Months Ended September 30

(in thousands)	2003	2002

Net income, as reported	$6,458	$5,058
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(308)	(243)

Pro forma net income	$ 6,150	$ 4,815

Earnings per share:
Basic – as reported	$ .14	$ .11
Basic – pro forma	.14	.11

Diluted – as reported	$ .14	$ .11
Diluted – pro forma	.14	.11

5.	CONTINGENCIES

In 1993, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  In August 1996, the Company also received notices of adjustments from Brazilian tax authorities proposing adjustments to the income taxes for calendar year 1992 based on the Company’s recalculation of monetary correction as allowed under Law 8200.  The Company successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  During the twelve months ended June 30, 2003, the Company resolved an additional $2.0 million of tax, penalties and interest.  As of September 30, 2003, total tax, penalties and interest relating to still unresolved issues is approximately $1.4 million.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax is equivalent to approximately $4.5 million.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.

          In September 2002, the Company’s Tanzanian operation received an assessment for income taxes equivalent to approximately $1.0 million.  The company has filed a protest and an appeal and is awaiting a reply.

          The Company believes it has properly reported its income and paid its taxes in Brazil, Germany and Tanzania in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

DIMON Incorporated and Subsidiaries

5.	CONTINGENCIES (Continued)

          DeLoach, et al. v. Philip Morris Companies Inc., et al., is a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235).  On April 3, 2002, the Court issued an opinion and order certifying a class of plaintiffs.  As certified, the class consists of persons who, at any time from March 1, 1996 through February 28, 2001, held a quota to grow or produced and sold U.S. flue-cured and burley tobacco.  The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including the Company, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees and costs of litigation.  The Company and the other defendants asserted a number of defenses to the allegations made.

          On May 15, 2003, the Company entered into a conditional settlement agreement to resolve its involvement in the DeLoach class action litigation.  The Settlement Agreement was signed by the plaintiffs, on behalf of themselves and the class of plaintiffs they represent, the Company, and all but one of the other defendants in the case.  The Settlement Agreement received final approval from the Court, after required notice to the class of plaintiffs, on October 1, 2003.

          Under the terms of the Settlement Agreement, the Company agreed to pay $6 million, which was accrued as of June 30, 2003, of the approximately $210 million of cash settlement payments to be paid by the settling defendants, and was not obligated to pay any portion of the plaintiffs’ attorneys’ fees or other costs or expenses awarded by the Court, which are being paid by certain other settling defendants.  In addition, certain other settling defendants who are cigarette manufacturers have agreed to purchase certain minimum amounts of U.S. grown tobacco over the next ten years.  In exchange, the plaintiffs and the members of the class have released the settling defendants, including the Company and its affiliates, from any and all claims, damages, or liabilities of any nature whatsoever, known or unknown, under state or federal law, that any plaintiff or member of the class has or had, that was or could have been alleged as a class action in the DeLoach litigation.  The Settlement Agreement expressly recognizes the Company’s continued denial of wrongdoing and liability, and does not constitute an admission of any of the claims or allegations made by the plaintiffs in the case, or any admission or evidence of a violation of any law or other wrongdoing by any of the settling defendants.

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

          In September 2002, the Argentina National Commission for Defense of Competition (“NCDC”) began an administrative inquiry into the tobacco and cigarette industry in Argentina.  The Company subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC.  The Company cannot predict whether the inquiry will result in any further action by the NCDC.

DIMON Incorporated and Subsidiaries

5.	CONTINGENCIES (Continued)

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At September 30, 2003, the Company is guarantor of an amount not to exceed $156.7 million with $137.8 million outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote, and the accrual recorded for exposure under them was not material at September 30, 2003.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially be over many years.  The Company is unable to estimate the realizable value of this claim as of September 30, 2003.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $45.7 million as of September 30, 2003.

6.	ISSUANCE OF SENIOR NOTES

On May 30, 2003, the Company completed a private issuance of $125 million principal amount of 7 3/4% Senior Notes (the “7 3/4% Notes”) due 2013 pursuant to Rule 144A under the Securities Act of 1933, and issued a redemption notice for all $125 million of the outstanding 8 7/8% Senior Notes due 2006.  The financial covenants of the 7 3/4% Notes, due 2013, are substantially similar to those for the other existing Senior Notes, including restrictions on certain payments.  Concurrent with the completion of the 7 3/4% Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at September 30, 2003 was 4.87%.  The 8 7/8% Senior Notes, due 2006, were fully redeemed at June 30, 2003 at a price equal to the principal amount thereof plus 1.5%.

7.	Derivative Financial Instruments

Fixed to Floating Rate Interest Swaps

Concurrent with the issuance of $200 million principal amount of 9 5/8% Senior Notes, due 2011, on October 30, 2001, and $125 million principal amount of 7 3/4% Senior Notes, due 2013, on May 30, 2003, the Company entered into derivative financial instruments to swap the entire notional amounts of the Senior Notes to floating interest rates equal to LIBOR plus 4.11% and 3.69%, respectively, set six months in arrears.  The effective interest rates at September 30, 2003 were 5.29% and 4.87% for the $200 million and $125 million issuances, respectively.

          The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  As of September 30, 2003 and 2002 and June 30, 2003, the fair value of the debt increased the Senior Notes liability by $8.4 million, $13.0 million and $16.3 million, respectively, with a corresponding change in the fair value of the derivative financial instruments reflected in Deferred Credits – Compensation and Other.

DIMON Incorporated and Subsidiaries

7.	Derivative Financial Instruments (Continued)

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates, to reduce its exposure to interest rate volatility.  At September 30, 2003, the Company held instruments of this type with an aggregate notional value of $245 million, bearing interest at rates between 4.99% and 6.22%, and with maturity dates ranging from August 23, 2005 to September 21, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the three months ended September 30, 2003 and 2002, the Company recognized non-cash adjustments before income taxes of $(3.9) million and $10.8 million, respectively, from the change in the fair value of these derivative financial instruments.  With the recognition of each charge or credit relating to these instruments, a corresponding amount is recognized in Deferred Credits – Compensation and Other.  At September 30, 2003, there was an aggregate credit of $24.0 million relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

Forward Currency Contracts

The Company periodically enters into forward currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as cash flow hedges.  During their term, changes in the fair value of these forward currency contracts, net of deferred taxes, are recognized in Other Comprehensive Income and are included in earnings in the period in which earnings are affected by the hedged item.

Fair Value of Derivative Financial Instruments

As noted, and in accordance with SFAS No. 133, the Company recognizes all derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument.  Fair value estimates are based on information available to management at September 30, 2003, and were determined using quoted market prices and the discounted value of future cash flows.  For the three months ended September 30, 2003 and 2002, accumulated other comprehensive income increased by $.3 million (net of deferred taxes of $.2 million) and $.3 million (net of deferred taxes of $.1 million), respectively, related specifically to accumulated unrealized net gains in 2003 and accumulated unrealized net losses in 2002 on forward contracts accounted for as cash flow hedges.

8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46”).  FIN 46 requires a new approach in determining if a reporting entity consolidates certain legal entities referred to as variable interests entities (“VIEs”), including joint ventures, limited liability corporations and equity investments.  A VIE is an entity in which the equity investors do not have a controlling interest or has insufficient resources to finance the entity’s activities without receiving additional financial support from the other parties.  Under FIN 46, consolidation of a VIE is required by the investor with the majority of the variable interests in the entity.  FIN 46 is effective immediately for variable interests in VIEs created after January 31, 2003 and December 31, 2003 for variable interests in VIEs acquired prior to February 1, 2003.  The adoption of FIN 46 is not expected to be material to the Company’s financial position or results of operations.

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  Under the provisions of SFAS No. 150, certain financial instruments that previously could be accounted for as equity must be presented as liabilities, and in some cases assets, on the balance sheet.  The adoption of SFAS No.150 did not have a material impact on the Company’s financial statements.

9.	SUBSEQUENT EVENT

On October 27, 2003, the Company completed a new three-year $150 million syndicated bank credit facility with a group of seven banks. The new facility expires in October 2006 and replaces the existing $165 million facility, which was scheduled to expire in October 2004.

DIMON Incorporated and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The following tables summarize certain items in the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.

	As of

	September 30		June 30

(in millions except for current ratio)	2003	2002	2003

Cash and cash equivalents	$ 96.8	$ 88.1	$ 88.9
Net trade receivables	134.1	126.0	179.5
Inventories and advances on purchases of tobacco	608.9	590.4	529.9
Total current assets	889.0	838.2	839.8
Notes payable to banks	234.2	177.6	210.2
Accounts payable	47.9	52.8	73.5
Total current liabilities	429.1	385.8	403.2
Current ratio	2.1 to 1	2.2 to 1	2.1 to 1
Revolving credit notes and other long-term debt	16.0	12.3	10.3
Convertible subordinated debentures	73.3	73.3	73.3
Senior Notes	333.4	338.0	341.3
Stockholders’ equity	459.2	438.8	454.6

Selected cash flow information	As of September 30

	2003		2002

Purchase of property and equipment	$8.3		$4.9
Depreciation and amortization	8.6		8.1

The purchasing and processing activities of our business are seasonal.  Our need for capital fluctuates accordingly and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year end.  We historically have needed capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also pre-finance tobacco crops in certain foreign countries, including Argentina, Brazil, Greece, Turkey and Indonesia.

         Our working capital increased from $436.6 million at June 30, 2003 to $459.9 million at September 30, 2003.  Our current ratio was 2.1 to 1 at September 30, 2003 as well as June 30, 2003.  Our increased working capital results from current asset increases of $49.2 million and current liability increases of $25.9 million.  The increase in current assets is primarily due to increases of $79.0 million in inventories and advances on purchases of tobacco and increases of $9.0 million in current deferred and recoverable income taxes partially offset by decreases of $45.4 million in trade receivables.  The increases in inventory are from incoming crops in the U.S. and Africa partially offset by decreases in South American inventory.   Decreased accounts receivable balances primarily result from the collection of receivables from prior sales of South American tobacco.  Changes in current deferred and recoverable income taxes relate to the changes in the timing and distribution of anticipated income in the nine month fiscal 2004 compared to a twelve month 2003.  The increase in current liabilities is primarily due to a $24.0 million increase in notes payable to banks and a $23.6 million increase in advances from customers partially offset by a $25.6 million decrease in accounts payable.  The increases in advances from customers are primarily due to the U.S. crop cycle.  Increases in notes payable to banks relates to financing inventories and crop advances.

         Net cash used by operating activities was $3.2 million in 2003 compared to $14.4 million in 2002.  This change relates primarily to $50.6 million less cash used for inventories and advances on purchases of tobacco offset partially by $26.0 million less provided by customer advances and $8.9 million used for recoverable income taxes.

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          Net cash used by investing activities increased from $3.7 million in 2002 to $8.5 million in 2003.  This increase in usage relates primarily to $3.4 million increase in cash used for purchases of property and equipment and a decrease of $0.5 million in net cash received from notes receivable.

Net cash used by financing activities was $3.0 million in 2002 compared to net cash provided of $19.5 million in 2003. This change relates primarily to increased short-term seasonal borrowings.

          At September 30, 2003, we had seasonally adjusted lines of credit of $422.7 million of which $234.2 million was outstanding with a weighted average interest rate of 3.50%.   Unused short-term lines of credit amounted to $141.5 million.    At September 30, 2003, we had $29.2 million of letters of credit outstanding and an additional $17.6 million of letters of credit lines available.  Total short-term maximum borrowings during the quarter were $304.7 million.

          On October 30, 2001, we issued $200 million principal amount of 9 5/8% Senior Notes due 2011.  The proceeds of this Note issuance were used to repay certain existing indebtedness, including all amounts drawn under our $250 million syndicated credit facility then existing.  Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The effective rate at September 30, 2003 was 5.29%.

          On May 30, 2003, we issued $125 million principal amount of 7 3/4% Senior Notes due 2013.  The proceeds of this Note issuance were used to redeem in full $125 million of our outstanding 8 7/8% Senior Notes due 2006.   Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at September 30, 2003 was 4.87%.  The existing 8 7/8% Senior Notes due 2006 were fully redeemed at June 30, 2003.

          Also, on October 31, 2001, we closed on a three-year $165 million syndicated bank credit facility with a group of five banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.   We continuously monitor our compliance with these covenants. The credit facility's initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate, 4% at September 30, 2003. We pay a commitment fee of 1% per annum on any unused portion of the facility.  Decisions relative to drawings and repayments are made based on circumstances then existing, including our judgment as to the most effective utilization of funds.  On October 27, 2003, the Company completed a new three-year $150 million syndicated bank credit facility with a group of seven banks. The new facility replaces the existing $165 million facility.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At September 30, 2003, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2004.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Statement of Consolidated Income

(in millions)	Three Months Ended September 30, 2003	Increase/ (Decrease)		Three Months Ended September 30, 2002

Sales and other operating revenues	$237.4	$(33.5)		$270.9
Gross profit	44.5	(11.1)		55.6
Selling, administrative and general expenses	27.4	1.5		25.9
Interest expense	10.6	(1.6)		12.2
Derivative financial instruments	(3.9)	(14.7)		10.8
Income taxes	3.6	2.0		1.6
Equity in net loss of investee companies	(0.3)	(0.2)		(0.1)

Net Income	$ 6.5	$ 1.3	*	$ 5.1	*

*Amounts do not equal column totals due to rounding.

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Sales and other operating revenues decreased $33.5 million or 12.4% from $270.9 million in 2002 to $237.4 million in 2003.  Decreases were primarily attributable to lower quantities of tobacco sold.  The lower quantities were due to shipments of prior crop year tobacco from Asia and Africa in 2002 and smaller current crop sizes in Africa and South America.

Gross profit as a percentage of sales was 18.7% in 2003 and 20.5% in 2002.  The percentage decrease was primarily related to lower sales of higher margin tobacco particularly in South America.  Our gross profit decreased $11.1 million or 20.0% from $55.6 million in 2002 to $44.5 million in 2003 due to lower sales volume.

Selling Administrative and General expenses increased 5.8% or $1.5 million from $25.9 million in 2002 to $27.4 million in 2003.  This increase relates primarily to exchange variances on expenses denominated in euro, sterling and Brazilian real and increased insurance costs.  Personnel related costs remained relatively stable as decreases related to incentive compensation awards were substantially offset by higher expenses for retirement plans and salaries.

Interest expense decreased $1.6 million from $12.2 million in 2002 to $10.6 million in 2003.  The decrease relates primarily to a $2.0 million decrease in interest due to lower average rates offset partially by a $0.4 million increase due to higher average borrowings.

Derivative financial instruments had a recovery of $3.9 million in 2003 compared to a charge of $10.8 million in 2002.  These amounts relate to the change in fair value of non-qualifying interest rate swap instruments as discussed in Note 7 of the “Notes to Consolidated Financial Statements.”

Effective income tax rates were 23% in 2002 and 35% in 2003.  The changes in income tax rates relate primarily to the proportional changes in the origins of anticipated income for the nine months ended March 31, 2004 as compared to the twelve months ended June 30, 2003.

DIMON Incorporated and Subsidiaries

OUTLOOK AND OTHER INFORMATION:

We believe that global supply and demand for leaf tobacco is now substantially balanced, and that the raw material inventories held by our customers are largely in equilibrium with their production forecasts.  However, the political and economic situations in Zimbabwe present uncertainties that may adversely impact future results.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations. The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the 2003 tobacco crop is projected to decline by approximately 50% in comparison to the prior year crop.  If the political situation continues to deteriorate, our ability to recover our assets there could be impaired.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended June 30, 2003 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Fluctuations in the value of foreign currencies can significantly affect our operating results. We have recognized exchange losses in our statements of income of $.8 million and $1.2 million for the three months ended September 30, 2003 and 2002, respectively.

          Our consolidated selling, general and administrative (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the Euro, (U.K.) Sterling and Brazilian real.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

DIMON Incorporated and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS: (Continued)

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2003.  Based on that evaluation, the Company's management, including the CEO and CFO, has concluded that the Company's disclosure controls and procedures are effective. During the first quarter of fiscal 2004, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

DeLoach, et al. v. Philip Morris Companies Inc., et al., is a lawsuit pending in the United States District Court for the Middle District of North Carolina (Case No. 00-CV-1235).  On April 3, 2002, the Court issued an opinion and order certifying a class of plaintiffs.  As certified, the class consists of persons who, at any time from March 1, 1996 through February 28, 2001, held a quota to grow or produced and sold U.S. flue-cured and burley tobacco.  The plaintiffs allege that the defendants, which include cigarette manufacturers and leaf tobacco dealers, including ourselves, violated the antitrust laws by conspiring to rig bids at auction and undermine the federal government quota and price support program.  The plaintiffs seek injunctive relief, treble damages in an unspecified amount, pre- and post-judgment interest, attorneys’ fees and costs of litigation.  We and the other defendants asserted a number of defenses to the allegations made.

On May 15, 2003, we entered into a conditional settlement agreement to resolve our involvement in the DeLoach class action litigation.  The Settlement Agreement was signed by the plaintiffs, on behalf of themselves and the class of plaintiffs they represent, we, and all but one of the other defendants in the case.  The Settlement Agreement received final approval from the Court, after required notice to the class of plaintiffs, on October 1, 2003.

Under the terms of the Settlement Agreement, we paid $6 million, which was accrued as of June 30, 2003, of the approximately $210 million of cash settlement payments to be paid by the settling defendants, and were not obligated to pay any portion of the plaintiffs’ attorneys’ fees or other costs or expenses awarded by the Court, which are being paid by certain other settling defendants.  In addition, certain other settling defendants who are cigarette manufacturers have agreed to purchase certain minimum amounts of U.S. grown tobacco over the next ten years.  In exchange, the plaintiffs and the members of the class have released the settling defendants, including ourselves and our affiliates, from any and all claims, damages, or liabilities of any nature whatsoever, known or unknown, under state or federal law, that any plaintiff or member of the class has or had, that was or could have been alleged as a class action in the DeLoach litigation.  The Settlement Agreement expressly recognizes our continued denial of wrongdoing and liability, and does not constitute an admission of any of the claims or allegations made by the plaintiffs in the case, or any admission or evidence of a violation of any law or other wrongdoing by any of the settling defendants.

DIMON Incorporated and Subsidiaries

Part II. Other Information (Continued)

Item 1. Legal Proceedings (Continued)

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

In September 2002, the Argentina National Commission for Defense of Competition (“NCDC”) began an administrative inquiry into the tobacco and cigarette industry in Argentina.   Our subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC.  We cannot predict whether the inquiry will result in any further action by the NCDC.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On June 23, 2003, the Company's Board of Directors resolved to change the Company's fiscal year-end from June 30 to March 31.   The Company will file an Annual Report on Form 10-K on or before June 29, 2004 to cover the nine-month transition period from July 1, 2003 to March 31, 2004.

Our annual meeting of shareholders for 2003 will be held on November 6, 2003.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits	See Index of Exhibits after Signature Page

(b) Current Reports on Form 8-K	None

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
Date: November 4, 2003	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

INDEX OF EXHIBITS

Exhibits

12	Ratio of Earnings to Fixed Charges (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

