Form 10-K/A
period 2003-06-30
DIMON INC
filed 2004-01-13
CIK 939930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO             .

COMMISSION FILE NUMBER 1-13684

DIMON INCORPORATED

Incorporated under the laws of VIRGINIA	I.R.S. Employer Identification No. 54-1746567

512 Bridge Street, Danville, Virginia 24541

Telephone Number (434) 792-7511

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (no par value) Common Stock Purchase Rights	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on December 31, 2002, was approximately $263,000,000. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of August 18, 2003, there were 44,745,504 shares of Common Stock outstanding.

INFORMATION INCORPORATED BY REFERENCE

Certain information contained in the September 22, 2003 Proxy Statement for the Annual Meeting of Shareholders (to be held November 6, 2003) of the registrant is incorporated by reference into Part III hereof.

EXPLANATORY NOTE

DIMON Incorporated is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003 (the “Form 10-K/A”) to amend certain items in its Annual Report on Form 10-K for the fiscal year ended June 30, 2003, which was originally filed with the Securities and Exchange Commission on August 28, 2003 (the “Annual Report”). None of the amendments to the Annual Report reflected in this Form 10-K/A resulted in a restatement of the financial statements or other financial information included in the Annual Report.

This Form 10-K/A continues to speak as of the date of the original filing of the Annual Report and we have not updated the disclosures contained therein to reflect any events that occurred at a later date. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make a statement not misleading.

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

BUSINESS DESCRIPTION

Product

The world’s large multinational cigarette manufacturers, with one exception, rely primarily on independent leaf tobacco merchants such as DIMON to supply the majority of their leaf tobacco needs. Leaf tobacco merchants select, purchase, process, store, pack, ship and, in certain developing markets, provide agronomy expertise and financing for growing leaf tobacco. Our revenues primarily comprise sales of processed tobacco and fees charged for processing and related services to manufacturers of tobacco products around the world. We do not manufacture cigarettes or other consumer tobacco products.

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

We purchase tobacco in more than 40 countries. Although a significant portion of the dollar value of tobacco we purchase is produced in the U.S., the relative importance of tobacco grown overseas to our profitability has increased steadily. During fiscal 2003, approximately 20% of the dollar value of tobacco we purchased was purchased in the U.S. The recent decreases in U.S. tobacco purchases, due to the shift to direct contract buying, are discussed in “Purchasing” below. Approximately 18%, 13%, 5% and 5% of the dollar value of tobacco we purchased during fiscal 2003 was purchased in Brazil, Zimbabwe, Turkey and Malawi, respectively. The remaining 39% was purchased in more than 35 different countries with no single country accounting for more than 4%.

Through our wholly-owned subsidiary, Compania General de Tabacos de Filipinas S.A. (“CdF”), we are also a leading international dealer in dark tobaccos typically used for cigars and smokeless tobacco products. CdF maintains its administrative and sales headquarters in Barcelona, Spain, and has operations in the major dark tobacco producing countries, including Cameroon, Colombia, Dominican Republic, Indonesia, Northern Brazil, Paraguay and the Philippines.

Purchasing

Tobacco is purchased at auction or directly from growers. In the United States, flue-cured and burley tobacco crops were traditionally sold at public auction, but these markets have undergone a fundamental change in recent years. Beginning with the 2000 U.S. burley crop and continuing to the 2001 U.S. flue-cured crop, there was a significant shift from auction markets to purchasing directly from growers (“direct contract buying”). The U.S. Department of Agriculture has reported that approximately three-fourths of both the 2002 U.S. flue-cured and U.S. burley tobacco crops were sold through direct contract buying. Concurrent with the shift from an auction system to direct contract buying a number of our significant U.S. customers began purchasing green tobacco directly from the growers. Although the tobacco purchased directly from growers by our customers has continued to be processed in our U.S. facilities, we no longer take ownership of that tobacco and no longer record sales revenues associated with its resale. The shift to direct contract buying negatively impacted our sales in fiscal 2001, 2002 and 2003. We have continued to earn and record service revenues for the processing of all such tobaccos for our customers. Our gross profit has not been materially affected by the shift to direct contract buying by our customers, although sales revenues have been reduced and profit margin has increased. Although we believe that we have taken proper actions to operate effectively in the U.S. direct contract buying environment, there are continuing challenges in managing our operating cost base in the United States in light of the continued requirement to field buying personnel in the residual auction markets. Under the direct contract buying system, purchasers generally buy a farmer’s entire tobacco crop. The majority of our purchases of U.S. flue-cured and burley tobacco are made through the direct contract buying system where we buy the farmer’s entire crop. With respect to tobacco purchased by us through this system (and to which we still take title), we assume the risk of matching the quantities and grades needed by our customers to the entire crop we must purchase under contract. As a result, we work closely with our customers in advance of the crop to estimate our customer requirements and use these estimates as the basis to contract tobaccos directly from farmers. However, this arrangement has increased the possibility that we may accumulate inventories of grades of tobacco that our customers do not need. With respect to tobacco purchased directly by our customers (and to which we do not take title), the customer assumes the risk of loss of such tobacco while it is located at our facilities or en-route to and from our facilities. When we purchase under an auction system, we continue to purchase tobaccos primarily to match specific customer orders. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Other principal auction markets include Canada, Malawi and Zimbabwe. We usually purchase tobacco at those auction markets after receiving specific customer orders or indications of customers’ upcoming needs. Our network of tobacco buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world. These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco.

In non-auction markets such as Argentina, Brazil, Bulgaria, China, Greece, Guatemala, India, Indonesia, Italy, Mexico, Kyrgystan, Spain, Tanzania, Thailand and Turkey, we purchase tobacco directly from growers or from local entities that have arranged for purchase from growers. We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders. Our arrangements with growers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital. For example, in Brazil, we generally contract to purchase a grower’s entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered. Pursuant to these purchase contracts, we provide growers with fertilizer and other materials necessary to grow tobacco and may either directly loan or guarantee Brazilian rural credit loans to growers to finance the crop. Under longer-term arrangements with growers, we may also finance or guarantee financing on growers’ construction of curing barns.

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

Processing

We process tobacco to meet each customer’s specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics. We operate tobacco processing facilities in 29 countries. Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality. Accordingly, we have located our processing facilities in proximity to our principal sources of tobacco.

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

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Of our 2003, 2002, and 2001 sales and other operating revenues, approximately 21%, 22% and 18%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. and approximately 17%, 13% and 18%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of the Altria Group, Inc. No other customer accounts for more than 10% of our sales. We generally have maintained relationships with our customers for over sixty years. In fiscal 2003, we delivered approximately 19% of our tobacco sales to customers in the U.S., approximately 41% to customers in Europe and the remainder to customers located in Asia, Africa and elsewhere.

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

We have three agreements with major customers to process and, with respect to one customer, purchase and process, a certain portion of each customer’s U.S. tobacco requirements. Generally, the agreements establish a framework for pricing our services (which generally is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices), but two of these agreements do not provide for minimum purchases and are terminable upon reasonable notice. None of the contracts are individually material to our business as a whole, and we have no other significant supply agreements with our customers.

Our normal customer sales terms are either cash against documents, payment against invoice or customer letter of credit. Most of our sales throughout the world are denominated in U.S. dollars. While we can receive payment for tobacco sold after we have processed and shipped it, most of the larger customers advance payments to us throughout the buying season as we purchase tobacco for the customers’ accounts.

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

Currently, there are three major global competitors in the leaf tobacco industry, including DIMON, and all are dependent upon a few large cigarette manufacturing customers. Our principal competitors are Universal Corporation and Standard Commercial Corporation. Of the independent leaf tobacco merchants, we believe that, based on revenues, we rank second in established worldwide market share. We further believe that among independent leaf tobacco merchants, we have the largest or second largest market share in Argentina, Brazil, China, Greece, Guatemala, Mexico, Spain, Thailand, Turkey, the U.S. and Zimbabwe as well as other countries. Universal’s market share in the U.S., Brazil and Africa is considerably greater than ours. The number of manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any one or more significant customers could have a material adverse effect on our financial condition or results of operations.

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

Government Regulation and Environmental Compliance

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Factors that May Affect Future Results” for a discussion of government regulation. Currently there are no material estimated capital expenditures related to environmental control facilities.

Financial Information about Industry Segments, Foreign and Domestic Operations, and Export Sales

We operate in one segment, the tobacco business. We purchase, process, sell and store leaf tobacco. Financial information concerning our reporting is included in Note L to the “Notes to Consolidated Financial Statements.” Information with respect to our working capital appears in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

EXECUTIVE OFFICERS OF DIMON INCORPORATED

The following information is furnished with respect to the Company’s executive officers who were serving in the capacities indicated as of June 30, 2003. Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	BUSINESS EXPERIENCE – PAST FIVE YEARS
Brian J. Harker	53	Chairman and Chief Executive Officer of DIMON since March 2003; prior thereto Chief Executive Officer since May 1999; prior thereto President since March 1999; prior thereto Executive Vice President and Chief Financial Officer since October 1996.

Steve B. Daniels	45	President and Chief Operating Officer of DIMON since March 2003; prior thereto Senior Vice President-Operations Director since October 2001; prior thereto Senior Vice President-Regional Director Latin America/Africa since March 1999; prior thereto Senior Vice President-Regional Executive Latin America since March 1998.

James A. Cooley	52	Senior Vice President-Chief Financial Officer of DIMON since February 1999; prior thereto Senior Vice President-Treasurer since September 1997.

H. Peyton Green, III	54	Senior Vice President-Sales Director of DIMON since October 2001; prior thereto Senior Vice President-Sales and Marketing since November 1998; prior thereto Senior Vice President since May 1995.

Don C. Hare	48	Vice President-Human Resources of DIMON since January 2001; prior thereto Manager of Human Resources at Ensco Marine (an offshore oil rig leasing company) since October 2000; prior thereto a general human resources and health and safety consultant since October 1999; prior thereto Vice President-Human Resources and Environmental Health & Safety of Citizens Utilities, a regulated utility and telecommunications company since July 1997.

Thomas C. Parrish	55	Senior Vice President-Chief Legal Officer and Secretary of DIMON since October 2001; prior thereto Senior Vice President-Corporate Affairs and Secretary since November 1999; prior thereto Senior Vice President-Corporate Affairs since 1997.

The information contained in the Proxy Statement under the caption “Election of Directors” is incorporated herein by reference.

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

The Settlement Agreement has received preliminary approval from the Court, and consummation of the settlement is subject to final approval of the Court following a required notice to the members of the class of plaintiffs. It is expected that any such final approval will occur in mid to late September. Certain members of the potential class of plaintiffs may opt out of the settlement in accordance with the rules governing class action litigation. The DeLoach litigation will continue against the non settling defendant.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DIMON Incorporated’s common stock is traded on the New York Stock Exchange, under the ticker symbol “DMN.” The Common Stock began trading on the NYSE on April 3, 1995.

The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated.

	DIMON Common Stock
	High	Low	Dividends Declared
Fiscal Year 2003
Fourth Quarter	$7.44	$5.69	$.075
Third Quarter	7.50	5.60	.075
Second Quarter	6.60	5.35	.075
First Quarter	7.00	5.45	.05

Fiscal Year 2002
Fourth Quarter	$7.94	$6.35	$.05
Third Quarter	8.29	6.35	.05
Second Quarter	7.50	5.35	.05
First Quarter	10.18	5.49	.05

As of June 30, 2003, there were approximately 5,946 shareholders, including approximately 5,036 beneficial holders of DIMON Incorporated’s Common Stock. DIMON pays dividends quarterly.

We are subject to certain restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

On May 27, 2003, we completed a private issuance of $125 million principal amount of 7 3/4% Senior Notes due 2013 pursuant to Rule 144A under the Securities Act of 1933 to the initial purchaser, Wachovia Securities, Inc. The financial covenants of the Senior Notes are substantially similar to those for the existing $200 million principal amount of 9 5/8% Senior Notes due 2011. The net proceeds from the sale of the 7 3/4% Senior Notes were approximately $121.6 million, after deducting the initial purchaser’s discounts and offering expenses of approximately $3.4 million. The proceeds from the 7 3/4% Senior Note issuance were used to repay our 8 7/8% Senior Notes due 2006.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS

DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands, except per share amounts and number of stockholders)	2003		2002		2001		2000		1999
Summary of Operations
Sales and other operating revenues	$1,271,683		$1,259,720		$1,400,955		$1,473,630		$1,815,223
Restructuring (recovery), asset impairment and merger costs	—		—		(1,384)		(211)		25,932
Income (loss) from continuing operations before cumulative effect of accounting changes and extraordinary item	26,280		27,476		24,997		17,988		(28,378)
Cumulative effect of accounting changes, net of income taxes	—		—		(103)		—		—
Income from discontinued operations, net of income taxes	—		—		—		—		22,912
Extraordinary item -
Iraqi receivable recovery, net of income taxes	1,777		—		—		—		—

Net Income (Loss)	28,057		27,476		24,894		17,988		(5,466)

Per Share Statistics
Basic Earnings Per Share:
Income (loss) from continuing operations before cumulative effect of accounting changes and extraordinary item	$59		$.62		$56		$.40		$(.63)
Net income (loss)	.63		.62		.56		.40		(.12)

Diluted Earnings Per Share:
Income (loss) from continuing operations before cumulative effect of accounting changes and extraordinary item	.58	*	.61	*	.56	*	.40	*	(.63 )*
Net income (loss)	.62	*	.61	*	.56	*	.40	*	(.12 )*

Dividends paid	.275		.20		.20		.20		.40
Book value	10.16		9.74		9.23		9.06		8.91

Balance Sheet Data
Working capital (1)	$436,544		$429,059		$172,863		$433,735		$443,602
Total assets	1,353,152		1,277,090		1,182,089		1,266,749		1,479,194
Revolving Credit Notes and Other Long-Term Debt (1)	351,569		328,883		128,641		400,856		458,180
Convertible Subordinated Debentures	73,328		73,328		73,328		73,328		73,328
Stockholders’ equity	454,573		434,663		411,539		403,504		396,539

Other Data
Ratio of Earnings to Fixed Charges (2)	1.69		1.75		1.61		1.44		—
Common shares outstanding at year end	44,737		44,640		44,575		44,525		44,525
Number of stockholders at year end (3)	5,946		6,025		4,611		4,899		5,729

*	For 1999, 2000, 2001, 2002 and 2003 assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.
(1)	Working capital increased in fiscal 2002 due to the issuance of long-term debt which was used to refinance both the current portion of long-term debt and other short-term debt. See Note F to the “Notes to Consolidated Financial Statements.”
(2)	In 1999, fixed charges exceeded earnings by approximately $30.3 million.
(3)	Includes the number of stockholders of record and non-objecting beneficial owners.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis of DIMON’s financial condition and results of operations should be read in conjunction with the consolidated financial information and related footnotes for the fiscal years ended June 30, 2003, 2002 and 2001.

General

DIMON was formed through the April 1, 1995 merger of Dibrell Brothers, Incorporated (established in 1873) and Monk-Austin, Inc. (established in 1907). We believe that we are the world’s second largest independent purchaser and processor of leaf tobacco.

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

Income Taxes

Through our subsidiaries, we are subject to the tax laws in each of the jurisdictions in which we operate. Therefore, we must estimate tax expense as well as assess the impact of amounts arising from differing treatment of items for book and tax purposes. We are also subject to a tax audit in each of these jurisdictions, which could result in changes to estimated taxes. In addition, we make assumptions regarding the future utilization of foreign tax credits, alternative minimum tax credits and tax loss carryforwards. These assumptions could be affected by changes in future taxable income and its sources and changes in U.S. or foreign tax laws. Our effective tax rate could be impacted by changes in these assumptions. See Note J to the “Notes to Consolidated Financial Statements” for further disclosure on income taxes.

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

Pensions and Postretirement Health Care and Life Insurance Benefits

The valuation of our pension and other postretirement health care and life insurance plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets and liabilities. These assumptions include discount rates, investment returns, projected salary increases and benefits and mortality rates. The significant assumptions used in the calculation of pension and postretirement obligations are:

Discount rate: The discount rate is based on returns available on high-quality fixed income obligations, such as those included in the Moody’s Aa bond index.

Salary increase assumption: The salary increase assumption reflects the Company’s expectations with respect to long-term salary increases of its workforce. Historical pay increases, expectations for the future, and anticipated inflation and promotion rates are considered in developing this assumption.

Cash Balance Crediting Rate: Interest is credited on cash balance accounts based on the yield on one-year Treasury Constant Maturities plus 1%. The assumed crediting rate thus considers the discount rate, current treasury rates, current inflation rates, and expectations for the future.

Mortality Rates: Mortality rates are based on gender-distinct group annuity mortality (GAM) tables.

Expected return on plan assets: The expected return reflects asset allocations, investment strategy and our historical actual returns.

Termination and Retirement Rates: Termination and retirement rates are based on standard tables reflecting past experience and anticipated future experience under the plan. No early retirement rates are used since benefits provided are actuarially equivalent and there are no early retirement subsidies in the plan.

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $1.3 million in 2004 as compared to 2003. Also, we will be required to resume funding of our cash balance plan in 2004. The cash contribution to our cash balance plan required in 2004 is $0.9 million.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements. See Note K to the “Notes to Consolidated Financial Statements” for a further discussion of these assumptions and how a change in certain of these assumptions could affect our earnings.

The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension Plans)
1% increase in discount rate	$(6,385)	$(450)
1% decrease in discount rate	$7,539	$527

1% increase in salary increase assumption	$1,655	$403
1% decrease in salary increase assumption	$(1,487)	$(366)

1% increase in cash balance crediting rate	$894	$127
1% decrease in cash balance crediting rate	$(805)	$(113)

1% increase in rate of return on assets		$(338)
1% decrease in rate of return on assets		$338

Change in Assumption (Other Postretirement Benefits)
1% increase in health care cost trend rates	$1,118	$101
1% decrease in health care cost trend rates	$(990)	$(88)

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

Accounting Matters

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which provided a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133,” which delayed implementation of SFAS No. 133 until years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amended SFAS No. 133. Effective July 1, 2000, we adopted SFAS No. 133 as amended. See Notes D and O to the “Notes to Consolidated Financial Statements.”

Effective July 1, 2000, four of our European subsidiaries changed their fiscal year end from March 31 to June 30. More efficient financial reporting routines have allowed us to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in our consolidated financial statements. For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change. See Note O to the “Notes to Consolidated Financial Statements.”

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. We have chosen the first day of the last quarter as the date for our annual review. Other intangible assets continue to be amortized over their useful lives.

We applied the new rules of accounting for goodwill and other intangible assets beginning the first quarter of fiscal 2003. Application of the non-amortization provisions of the Statement resulted in an increase in net income of approximately $6.2 million for the year. In accordance with SFAS No. 142, we evaluated our goodwill and found no indication of impairment in fiscal 2003.

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, we adopted this new accounting standard on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on our financial statements.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary. There was no material impact on our financial statements as a result of adopting SFAS No. 145.

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

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires a guarantor to include disclosure of certain guarantees that it has issued and if applicable, at inception of the guarantee, to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee. The recognition and measurement requirements of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on our financial statements. We do not anticipate a material increase in liabilities in future periods due to the adoption of this Interpretation.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As required under SFAS No. 148, we adopted these disclosure requirements in fiscal 2003.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation were effective beginning in our third quarter of fiscal 2003. We do not believe that we have any significant variable interest entities requiring consolidation or further disclosure. Therefore, the adoption of this Interpretation did not have a material impact on our financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will become effective in fiscal 2004 for contracts entered into or modified after June 30, 2003. We will adopt the provisions under SFAS No. 149 beginning on July 1, 2003 and do not expect any material impact on our financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Under the provisions of SFAS No. 150 certain financial instruments that previously could be accounted for as equity must be presented as liabilities, and in some cases assets, on the balance sheet. We will adopt this new standard beginning July 1, 2003 and do not expect it to have any material effect on our financial statements.

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

Condensed Statement of Consolidated Income

(in millions)	Year Ended June 30 2003		Increase/ (Decrease) 2003	Year Ended June 30 2002	Increase/ (Decrease) 2002	Year Ended June 30 2001
Sales and other operating revenues	$1,271.7		$12.0	$1,259.7	$(141.3)	$1,401.0

Gross profit	210.4		4.9	205.5	14.5	191.0
Selling, administrative and general expenses	116.1		6.7	109.4	5.9	103.5
Restructuring recovery	—		—	—	1.4	(1.4)
Recovery from litigation settlements	—		—	—	3.9	(3.9)
Interest expense	46.9		(1.0)	47.9	(5.7)	53.6
Current charge derivative financial instruments	12.4		2.2	10.2	5.5	4.7
Income taxes	9.1		(1.1)	10.2	0.9	9.3
Equity in net income (loss) of investee companies	0.3		0.6	(0.3)	—	(0.3)
Cumulative effect of accounting changes:
Reporting period of subsidiaries	—		—	—	(0.3)	0.3
Derivative financial instruments, net of $(191) income tax	—		—	—	0.4	(0.4)
Extraordinary item – Iraqi receivable recovery, net of $957 income tax	1.8		1.8	—	—	—

NET INCOME	$28.1	*	$0.6 *	$27.5	$2.6 *	$24.9 *

*	Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information

(in millions, except per kilo amounts)	Year Ended June 30 2003	Increase/ (Decrease) 2003	Year Ended June 30 2002	Increase/ (Decrease) 2002	Year Ended June 30 2001
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,218.0	$3.8	$1,214.2	$(156.0)	$1,370.2
Kilos	398.7	9.7	389.0	(16.9)	405.9
Average price per kilo	$3.05	$(0.07)	$3.12	$(0.25)	$3.38

Processing and other service revenues	$53.7	$8.2	$45.5	$14.7	$30.8

Total sales and other operating revenues	$1,271.7	$12.0	$1,259.7	$(141.3)	$1,401.0

Comparison of the Year Ended June 30, 2003 to the Year Ended June 30, 2002

Sales and other operating revenues increased 0.9% from $1,259.7 million in 2002 to $1,271.7 million in 2003. This $12.0 million increase is a combination of a $3.8 million increase from sales and other operating revenues of tobacco owned and sold and an $8.2 million increase in processing and other service revenues.

The $3.8 million increase in sales and other operating revenues of tobacco owned and sold results from a 9.7 million kilo or 2.5% increase in quantities sold offset by a $0.07 or 2.2% decrease in the average price per kilo. This change results from increases in quantities and average prices of non-U.S. tobacco offset by decrease in quantities and average prices of U.S. tobacco. The sales and other revenues of non-U.S. tobacco increased $84.3 million offset by an $80.5 million decrease from U.S. tobacco. Quantities of non-U.S. tobacco, primarily due to earlier shipments from Brazil, increased 21.3 million kilos over the prior year resulting in increased revenues of $57.7 million. Quantities from our African operations were minimally impacted from decreases in the Zimbabwe crop size as quantities from other countries in the region increased. Average prices of non-U.S. tobacco increased resulting in a $26.6 million increase over the prior year due to changes in product mix as the greater quantities consisted of higher priced product. Quantities of U.S. tobacco sold decreased 11.6 million kilos over the previous year resulting in a $70.5 million decrease in sales. The decrease in the U.S. quantities was primarily due to reduced sales to non-U.S. customers and non-recurring 2002 sales of prior crop tobacco. Average prices of U.S. tobacco decreased resulting in a $10.0 million decrease primarily due to product mix as the reductions in quantity were also comprised of higher priced product.

The $8.2 million increase in processing and other service revenues relates primarily to higher quantities of customer owned tobacco processed in the U.S.

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

Selling, administrative and general expenses increased $6.7 million or 6.1% from $109.4 million in 2002 to $116.1 million in 2003. This increase is primarily due to $7.8 million in increased legal and professional fees substantially due to the recognition of $6.0 million in settlement of the DeLoach class action lawsuit and increases due to related legal fees, increases in retirement expense of $3.4 million primarily due to changes in defined benefit and postretirement plan actuarial assumptions including the rate of return assumption on cash balance plan assets, insurance expense increases of $1.5 million due to changes in business risk related to events that have occurred in recent years and an estimated $2.7 million impact from exchange rate changes on expenses denominated in euros and sterling. These increases were somewhat offset by the adoption of SFAS No. 142 in 2003 that resulted in cessation of goodwill amortization that was $6.5 million in 2002 as well as decreases of $3.2 million in incentive compensation awards that are related directly to our operating results.

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

Comparison of the Year Ended June 30, 2002 to the Year Ended June 30, 2001

Sales and other operating revenues were $1,259.7 million, a decrease of 10.1% from $1,401.0 million in 2001. The decrease was primarily due to the shift from auction buying to direct contract buying in the United States. Quantities of U.S. tobacco that were owned and sold by the company declined 43.9 million kilos resulting in decreased sales of $241.9 million. Improved prices of owned and sold U.S. tobacco resulted in increased sales of $27.1 million while service revenue increased $14.7 million predominately from processing tobacco owned by others. Sales were also negatively impacted by decreased demand for cigar filler tobacco that led to decreased sales of $5.3 million due to decreased quantities and $8.7 million due to decreased prices. The decreases were partially offset by increased sales volumes in South America and Europe. In South America, sales volumes increased 22% resulting in an increase of $68.7 million from quantity increases due in part to sales of prior crop tobacco in Argentina and Brazil partially offset by decreased sales of $16.4 million due to lower prices realized on tobacco from the area. In Europe, an increase in demand for oriental tobaccos impacted both volume and price that resulted in increases of $6.3 million and $14.2 million, respectively.

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

Selling, administrative and general expenses increased $5.9 million or 5.6% from 2001 to 2002 due primarily to $3.3 million in increased personnel related expenses, and $2.0 million in expenses related to improved technology for information sharing. The increase in personnel related expenses includes a $2.6 million increase in incentive compensation awards that are based on our performance.

Interest expense decreased 10.6% or $5.7 million from $53.6 million in fiscal 2001 to $47.9 million in fiscal 2002. The decrease is due to a $4.8 million decrease related to lower average borrowings and $0.9 million due to lower average rates.

Restructuring charges of $1.4 million were recovered in fiscal 2001. These recoveries related primarily to sales of fixed assets.

Recovery from litigation settlements. During fiscal 2001, a subsidiary in Spain, Compania General de Tabacos de Filipinas (CdF) settled litigation regarding the alleged breach of contract in CdF’s sale of a building located in Barcelona in 1991. CdF successfully concluded the lawsuit in February 2001, resulting in income of $3.9 million.

Current charge derivative financial instruments were $10.2 million in 2002 compared to $4.7 million in 2001 from the change in fair value of non-qualifying interest rate swap instruments as discussed in Note D to the “Notes to Consolidated Financial Statements.”

Effective income tax rates of 27% in both 2002 and 2001 relate primarily to the distribution of taxable income among various taxing jurisdictions.

Liquidity and Capital Resources

The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.

	Years Ended June 30
(in millions, except for current ratio)	2003	2002	2001
Cash and cash equivalents	$88.9	$109.0	$14.6
Net trade receivables	179.5	173.6	177.7
Inventories and advances on purchases of tobacco	529.9	478.1	457.4
Total current assets	839.8	792.0	673.3
Notes payable to banks	210.2	181.6	205.8
Accounts payable	73.5	76.8	69.3
Total current liabilities	403.2	363.0	500.4
Current ratio	2.1 to 1	2.2 to 1	1.3 to 1
Revolving Credit Notes and Other Long-Term Debt	10.3	7.5	3.6
Convertible Subordinated Debentures	73.3	73.3	73.3
Senior Notes	341.3	321.4	125.0
Stockholders’ equity	454.6	434.7	411.5
Purchase of property and equipment	28.3	20.2	19.1
Proceeds from sale of property and equipment	2.8	5.9	3.3
Depreciation and amortization	35.3	41.9	44.3

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

Our working capital increased slightly from $429.0 million at June 30, 2002 to $436.6 million at June 30, 2003. Our current ratio was 2.1 to 1 at June 30, 2003 compared to 2.2 to 1 at June 30, 2002. At June 30, 2003, our current assets had increased $47.8 million and current liabilities had increased $40.2 million from June 30, 2002. The $47.8 million increase in current assets is primarily due to a $51.8 million increase in inventories and advances on purchases of tobacco and a $10.2 million increase in prepaid expenses partially offset by a $20.1 million decrease in cash. Increases in current liabilities relate primarily to increases of $28.6 million in notes payable to banks and a $7.5 million increase in advances from customers. The increase in inventories correlates to increases in committed inventory for our customers. Increases in inventory in Europe, Africa and Asia are partially offset by decreases in Brazil. The changes in cash and notes payable to banks are related to financing the higher inventory levels.

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

Cash flows used by investing activities were $31.5 million in 2003, $10.9 million in 2002 and $14.5 million in 2001. The increased cash used in investing activities in 2003 compared to 2002 is due in part to higher purchases of property and equipment and lower proceeds from the sale of property and equipment. In addition, in 2003, there was a $5.0 million purchase of a 25% interest in a newly formed company in North Carolina that purchases, processes and sells kenaf, a renewable agricultural product. Other uses of cash amounted to $4.3 million and relate primarily to the purchase of a 75% interest in an Indonesian tobacco processing subsidiary, life insurance premiums and Brazilian escrow taxes paid, offset in part by tax deposits recovered in Italy. The decreased cash used in investing activities in 2002 compared to 2001 was due to higher proceeds from the sale of property and equipment and higher repayments of notes receivable offset partially by higher purchases of property and equipment.

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

Cash dividends paid to stockholders during 2003 increased by $3.4 million, reflecting an increase in the quarterly dividend rate from $.05 per share to $.075 per share per quarter beginning with the declaration of the December 2002 dividend. The increased rate recognizes the improvement in our financial performance and cash flow position since the superceded rate was established in 1999.

Availability of Short-Term Uncommitted Bank Credit Facilities

We generally rely on a broad group of global and regional lenders to provide economical crop financing in each significant source country. The availability of such credit facilities can be negatively affected by ongoing consolidation within the banking industry, changing lender policies regarding the tobacco industry, and geopolitical instability. To mitigate the risk associated with our reliance on short-term uncommitted bank credit facilities, we have accessed capital markets to obtain long-term debt funding, and maintain a substantially undrawn syndicated bank facility.

Customer Arrangements For Committed Inventories

We hold substantial amounts of inventories that are committed to specific customers and, to the extent that those customers do not provide advance funding, we must provide financing for such inventories. We have experienced a trend of increasing levels of customer funding for committed inventories in recent years. However, a reversal of that trend could negatively affect our short-term liquidity.

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

Also, on October 31, 2001, we closed on a three-year $165 million syndicated bank credit facility with a group of five banks. The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. We continuously monitor our compliance with these covenants. The credit facility’s initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate (4.0% at June 30, 2003). We pay a commitment fee of 1% per annum on any unused portion of the facility. Decisions relative to drawings and repayments are made based on circumstances then existing, including our judgment as to the most effective utilization of funds. Based on forecast working capital needs, we do not anticipate making significant draws on this facility in the near term.

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

For all of the derivative financial instruments mentioned above, the notional amount, maturity, and payment dates of the derivative financial instruments match those of the Notes. In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the derivatives qualify for hedge accounting treatment. See also Notes D and O to the “Notes to Consolidated Financial Statements.”

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

Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

We have summarized in the table below our contractual cash obligations and other commercial commitments as of June 30, 2003.

	Payments / Expirations by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5 Years
Long-Term Debt	$421.4	$0.7	$3.3	$74.4	$343.0
Capital Lease Obligations	6.0	0.9	1.6	1.4	2.1
Operating Leases	27.1	5.3	6.7	2.9	12.2
Tobacco Purchase Obligations	419.8	417.6	2.2	—	—
Grower Financing Guarantees	103.9	80.8	14.1	7.9	1.1

Total Contractual Obligations and Other Commercial Commitments	$978.2	$505.3	$27.9	$86.6	$358.4

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

Tobacco Purchase Obligations and Grower Financing Guarantees

Tobacco purchase obligations result from contracts with growers, primarily in the United States and Brazil, to buy either specified quantities of tobacco or the grower’s total tobacco production. Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco. Payment of these obligations is net of our advances to these growers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business. In certain non-U.S. markets, we provide growers with materials necessary to grow tobacco and may either directly loan or guarantee bank loans to growers to finance the crop. Under longer-term arrangements, we may also finance or guarantee financing on growers’ construction of curing barns or other tobacco production assets. We are obligated to repay any guaranteed loan should the grower default. See also Note N to the “Notes to Consolidated Financial Statements.”

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

Further, the timing and unpredictability of customer indications, orders and shipments causes us to keep tobacco in inventory, increases our risk and results in variations in quarterly and annual financial results. We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers’ needs and shipping instructions.

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

Effective July 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of adoption of SFAS No. 133, we recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. We use forward contracts to mitigate our exposure to changes in foreign currency exchange rates on forecasted transactions. The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on our consolidated statement of earnings. We have traditionally used interest rate swaps to mitigate our exposure to changes in interest rates related to certain debt agreements. The swaps convert floating-rate debt to fixed-rate debt. Interest rate swaps, to the extent they are effective hedges, are accounted for as cash flow hedges, with the changes in the fair values of these instruments being recorded in accumulated other comprehensive income net of deferred taxes. Changes in the fair values of derivatives not qualifying as hedges are reported in net income. As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. We plan to continue the practice of economically hedging various components of our debt. However, as a result of SFAS No. 133, certain swap instruments have and may continue to create volatility in future reported earnings.

In addition, we have applied SFAS No. 142, “Goodwill and Other Intangible Assets,” beginning in the first quarter of fiscal 2003, and no longer amortize goodwill, resulting in increased earnings in comparison to prior periods in which goodwill was amortized. However, if we determine that there has been a material impairment to goodwill or other intangible assets with indefinite lives, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period. This could cause variances in our reported earnings in different quarters and years. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Accounting Matters” and Notes D and O to the “Notes to Consolidated Financial Statements.”

The shift to direct contract buying of green tobacco by many of our U.S. customers affects your ability to compare our year-to-year results and could have an adverse effect on our results of operations.

Comparability of our sales revenues has been affected by the shift to direct contract buying in the United States. In the United States, prior to 2002, we took ownership of all green tobaccos we purchased, then processed and resold that tobacco to our customers. Concurrent with the shift from an auction system to a direct contract buying system in the United States, certain major U.S. customers began purchasing green tobacco directly from the growers. We no longer take ownership of that tobacco and no longer record revenues associated with its resale. In addition, we will still need to maintain buying personnel in the residual auction markets, which could affect our ability to manage our costs.

Our extension of credit to tobacco growers could have an adverse effect on our financial condition.

We make advances to tobacco growers in many countries to finance their growing of tobacco for sale to us. Crop advances to growers are generally secured by the grower’s agreement to deliver green tobacco. In the event of crop failure, recovery of advances could be delayed until deliveries of future crops or indefinitely. The temporary or permanent loss of these advances to growers could have a material adverse effect on our financial condition or results of operations.

Competition could adversely affect our operating results.

The leaf tobacco industry is highly competitive. Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco and in many areas, total leaf tobacco processing capacity exceeds demand. There are three major global competitors in the leaf tobacco industry, and they are dependent upon a few large tobacco-manufacturing customers. The number of manufacturers has declined in recent years due to consolidation. The loss of, or a substantial reduction in the services provided to, any large or significant customer could have a material adverse effect on our financial condition or results of operations.

Our reliance on a small number of significant customers may adversely affect our results of operations.

Our customers are manufacturers of cigarettes and tobacco products. Several of these customers individually account for a significant portion of our sales in a normal year. Of our consolidated tobacco sales in 2003, 2002 and 2001, approximately 21%, 22% and 18%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. and approximately 17%, 13% and 18%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of the Altria Group, Inc. In addition, tobacco product manufacturers are currently experiencing a period of consolidation, and further consolidation among our customers could decrease such customer’s demand for our leaf tobacco or processing services. The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

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

We have significant investments in our purchasing, processing and exporting operations in Brazil, Malawi, Tanzania, Zimbabwe, Turkey, Italy and Thailand. In particular, we derive significant operating profit from our operations in Brazil and Zimbabwe. In recent years, these countries’ economic problems have received wide publicity related to devaluation of the local currency and inflation. Devaluation can affect our purchase costs of tobacco and our processing costs.

In addition, we do business in countries that have tax regimes in which the rules are not clear or not consistently applied. This is especially true with regard to international transfer pricing.

We face increased risk of doing business in Zimbabwe due to political instability and civil unrest.

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

Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt, a 10% change in interest rates would have the effect of increasing or decreasing our annual interest expense by $1.6 million.

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

Risks Relating to the Tobacco Industry

Reductions in demand for consumer tobacco products could adversely affect our results of operations.

The tobacco industry, both in the United States and abroad, continues to face a number of issues that may reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows and financial condition.

These issues, some of which are more fully discussed below, include:

•	governmental actions seeking to ascribe to tobacco product manufacturers liability for adverse health effects associated with smoking and exposure to environmental tobacco smoke;

•	smoking and health litigation against tobacco product manufacturers;

•	tax increases on consumer tobacco products;

•	current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement (“MSA”) between state governments in the United States and tobacco product manufacturers;

•	governmental and private bans and restrictions on smoking;

•	actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;

•	restrictions on tobacco product manufacturing, marketing, advertising and sales;

•	the diminishing social acceptance of smoking;

•	increased pressure from anti-smoking groups; and

•	other tobacco product legislation that may be considered by Congress, the states and other countries.

Tobacco product manufacturer litigation may reduce demand for our services.

Our primary customers, the leading cigarette manufacturers, face thousands of lawsuits brought throughout the United States and, to a lesser extent, the rest of the world. The effects of the lawsuits on our customers could reduce their demand for tobacco from us. These lawsuits have been brought by plaintiffs, including (1) individuals and classes of individuals alleging personal injury and/or misleading advertising, (2) governments (including governmental and quasi-governmental entities in the United States and abroad) seeking recovery of health care costs allegedly caused by cigarette smoking, and (3) other groups seeking recovery of health care expenditures allegedly caused by cigarette smoking, including third-party health care payors, such as unions and health maintenance organizations. Damages claimed in some of the smoking and health cases range into the billions of dollars. In September 1999, the United States Department of Justice filed a lawsuit against the leading cigarette manufacturers, seeking to recover billions of dollars. There have been several jury verdicts in tobacco product litigation during the past several years. Additional plaintiffs continue to file lawsuits.

In November 1998, certain United States tobacco product manufacturers entered into the MSA with 46 states and certain territories to settle asserted and unasserted health care cost recovery and other claims. These manufacturers had previously settled similar claims brought by Mississippi, Florida, Texas and Minnesota and an environmental tobacco smoke and health class action brought on behalf of airline flight attendants. The MSA has received final judicial approval in all 52 settling jurisdictions.

Key provisions of the MSA are as follows:

•	payments of approximately $206 billion over 25 years from the cigarette manufacturers to the states;

•	marketing and advertising restrictions, including bans on cartoon characters, point-of-sale advertising, billboards, bus and taxi placards and sponsorships of most sporting events by brand names;

•	disbanding the Tobacco Institute, the Council for Tobacco Research and the Council for Indoor Air Research;

•	eliminating vending machine sales and requiring that all tobacco products be behind a counter; and

•	making payments of $1.7 billion for educational efforts about the dangers of smoking and to discourage youth smoking.

The MSA and other state settlement agreements include provisions relating to advertising and marketing restrictions, public disclosure of industry documents, limitations on challenges to tobacco product control and underage use laws, lobbying activities and other provisions. The provisions of the Master Settlement Agreement and any similar settlement agreements could have a material adverse impact on our customer’s purchase from us.

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

The leaf tobacco industry, from time to time, has been the subject of government investigations regarding trade practices. For example, in 1998 we were the subject of an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry. More recently, we have been a named defendant in the DeLoach, et al. v. Philip Morris Companies Inc., et al., antitrust class action litigation alleging a conspiracy to rig bids in the tobacco auction markets.

In addition, certain other, similar investigations are ongoing. In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy. We believe that the DGCOMP may be conducting similar investigations in other countries. Our subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) have been the subject of those investigations. Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, we believe there have been infringements of EU law. The EC is not expected to issue a ruling (Statement of Objection) concerning either of these investigations until later in 2003. We expect that administrative penalties will be assessed, and those penalties could be material to our earnings. However, we are not able to make an assessment of the amount of any such penalties at this time.

In September 2002, the Argentina National Commission for Defense of Competition (“NCDC”) began an administrative inquiry into the tobacco and cigarette industry in Argentina including our subsidiary, DIMON Argentina S.A.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. We have recognized exchange losses in our statements of income of $3.5 million, $4.4 million and $3.6 million in 2003, 2002 and 2001, respectively.

Our consolidated selling, general and administrative (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses are primarily denominated in the Euro, (U.K.) Sterling and Brazilian real and accounted for approximately $35 million of our total SG&A expenses in 2003. A 10% increase or decrease in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to change by approximately $(3.2) and $3.7 million respectively.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands, except per share data)	2003	2002	2001
Sales and other operating revenues	$1,271,683	$1,259,720	$1,400,955
Cost of goods and services sold	1,061,270	1,054,255	1,209,931

	210,413	205,465	191,024
Selling, administrative and general expenses	116,075	109,363	103,537
Restructuring recovery	—	—	(1,384)
Recovery from litigation settlements	—	—	(3,923)

Operating Income	94,338	96,102	92,794
Interest expense	46,887	47,877	53,574
Current charge derivative financial instruments	12,409	10,202	4,680

Income before income taxes, equity in net income (loss) of investee companies, cumulative effect of accounting changes and extraordinary item	35,042	38,023	34,540
Income taxes	9,111	10,202	9,272

Income before equity in net income (loss) of investee companies, cumulative effect of accounting changes and extraordinary item	25,931	27,821	25,268
Equity in net income (loss) of investee companies	349	(345)	(271)

Income before cumulative effect of accounting changes and extraordinary item	26,280	27,476	24,997
Cumulative effect of accounting changes:
Reporting period of subsidiaries	—	—	284
Derivative financial instruments, net of $(191) income tax	—	—	(387)
Extraordinary item - Iraqi receivable recovery, net of $957 income tax	1,777	—	—

NET INCOME	$28,057	$27,476	$24,894

Other Comprehensive Income:
Net Income	$28,057	$27,476	$24,894
Equity Currency Conversion Adjustment	3,668	637	(2,962)
Additional Minimum Pension Liability Adjustment, net of tax $(1,111) in 2003, $(468) in 2002, and $(186) in 2001	(1,745)	(736)	(292)
Reclassification of Derivative Financial Instruments into Earnings, net of tax $202 in 2003 and $2,112 in 2002	418	4,192	—
Derivative Financial Instruments Adjustment, net of tax $602 in 2003 and $(2,423) in 2001	1,220	—	(4,828)

TOTAL COMPREHENSIVE INCOME	$31,618	$31,569	$16,812

DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands, except per share data)	2003		2002		2001
Basic Earnings Per Share
Income before cumulative effect of accounting changes and extraordinary item	$.59		$.62		$.56
Cumulative effect of accounting changes	—		—		—
Extraordinary item – Iraqi receivable recovery	.04		—		—

Net Income	$.63		$.62		$.56

Diluted Earnings Per Share
Income before cumulative effect of accounting changes and extraordinary item	$.58	*	$.61	*	$.56	*
Cumulative effect of accounting changes	—		—		—
Extraordinary item – Iraqi receivable recovery	.04	*	—		—

Net Income	$.62	*	$.61	*	$.56	*

See notes to consolidated financial statements

*	Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

CONSOLIDATED BALANCE SHEET

DIMON Incorporated and Subsidiaries

	June 30
(in thousands)	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$88,932	$108,991
Notes receivable	2,619	4,400
Trade receivables (net of allowances of $1,693 in 2003 and $1,935 in 2002)	179,532	173,576
Inventories:
Tobacco	464,360	391,112
Other	24,747	19,215
Advances on purchases of tobacco	40,748	67,769
Current deferred and recoverable income taxes	11,349	9,736
Prepaid expenses and other assets	27,481	17,239

Total current assets	839,768	792,038

Investments and other assets
Equity in net assets of investee companies	6,061	1,072
Other investments	2,919	1,941
Notes receivable	3,832	5,354
Other	37,856	24,566

	50,668	32,933

Goodwill and intangible assets
Goodwill	151,772	151,772
Production and supply contracts	12,543	3,938
Pension asset	2,002	1,664

	166,317	157,374

Property, plant and equipment
Land	19,902	18,676
Buildings	187,926	178,987
Machinery and equipment	203,061	210,769
Allowances for depreciation	(158,394)	(151,148)

	252,495	257,284

Deferred taxes and other deferred charges	43,904	37,461

	$1,353,152	$1,277,090

CONSOLIDATED BALANCE SHEET

DIMON Incorporated and Subsidiaries

			June 30
(in thousands)			2003	2002
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks			$210,162	$181,629
Accounts payable:
Trade			53,394	55,277
Officers and employees			10,521	13,553
Other			9,602	7,964
Advances from customers			75,119	67,616
Accrued expenses			28,275	24,797
Income taxes			14,926	11,015
Long-term debt current			1,225	1,128

Total current liabilities			403,224	362,979

Long-term debt
Revolving Credit Notes and other			10,250	7,521
Convertible Subordinated Debentures			73,328	73,328
Senior Notes (net of fair value adjustment of $16,319 in 2003 and ($3,638) in 2002)			341,319	321,362

			424,897	402,211

Deferred credits:
Income taxes			4,128	9,243
Compensation and other			65,252	67,205

			69,380	76,448

Minority interest in subsidiaries			1,078	789

Commitments and contingencies			—	—

	2003	2002
Stockholders’ equity
Preferred stock—no par value:
Authorized shares	10,000	10,000
Issued shares	—	—	—	—
Common stock—no par value:
Authorized shares	125,000	125,000
Issued shares	44,737	44,640	183,361	182,768
Retained earnings			279,904	264,148
Accumulated other comprehensive income			(8,692)	(12,253)

			454,573	434,663

			$1,353,152	$1,277,090

See notes to consolidated financial statements

STATEMENT OF STOCKHOLDERS’ EQUITY

DIMON Incorporated and Subsidiaries

			Accumulated Other Comprehensive Income
(in thousands, except per share amounts)	Common Stock	Retained Earnings	Equity Currency Conversions	Additional Minimum Pension Liability, Net of Tax	Derivative Financial Instruments, Net of Tax	Total Stockholders’ Equity
Balance, June 30, 2000	$182,143	$229,625	$(7,912)	$(352)	$—	$403,504
Net income for the year		24,894				24,894
Cash dividends - $.20 per share.		(8,918)				(8,918)
Issue of 50,000 shares of restricted stock	141					141
Conversion of foreign currency financial statements			(2,962)			(2,962)
Adjustment in the minimum pension liability				(292)		(292)
Adjustment in derivative financial instruments					(4,828)	(4,828)

Balance, June 30, 2001	$182,284	$245,601	$(10,874)	$(644)	$(4,828)	$411,539
Net income for the year		27,476				27,476
Cash dividends - $.20 per share.		(8,929)				(8,929)
Issue of 65,000 shares of restricted stock	484					484
Conversion of foreign currency financial statements			637			637
Adjustment in the minimum pension liability				(736)		(736)
Reclassification of derivative financial instruments into earnings					4,192	4,192

Balance, June 30, 2002	$182,768	$264,148	$(10,237)	$(1,380)	$(636)	$434,663
Net income for the year		28,057				28,057
Cash dividends - $.275 per share		(12,301)				(12,301)
Issue of 82,000 shares of restricted stock	512					512
Exercise of employee stock options	81					81
Conversion of foreign currency financial statements			3,668			3,668
Adjustment in the minimum pension liability				(1,745)		(1,745)
Reclassification of derivative financial instruments into earnings					418	418
Adjustment in derivative financial statements					1,220	1,220

Balance, June 30, 2003	$183,361	$279,904	$(6,569)	$(3,125)	$1,002	$454,573

See notes to consolidated financial statements

STATEMENT OF CONSOLIDATED CASH FLOWS

DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands)	2003	2002	2001
Operating Activities

Net Income	$28,057	$27,476	$24,894

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	35,261	41,865	44,310
Restructuring recovery	—	—	(1,384)
Recovery from litigation settlement	—	—	(3,923)
Deferred items	2,734	8,822	(14,675)
Loss on foreign currency transactions	3,507	4,411	3,621
Loss (gain) on disposition of fixed assets	(1,380)	(902)	230
Bad debt expense	94	477	70
Decrease (increase) in accounts receivable	(437)	8,048	33,467
Increase in inventories and advances on purchases of tobacco	(47,131)	(17,108)	(1,464)
Decrease (increase) in current deferred and recoverable taxes	(1,482)	(4,856)	5,068
Increase in prepaid expenses	(9,389)	(5,673)	(4,376)
Increase (decrease) in accounts payable and accrued expenses	(8,421)	9,363	(4,823)
Increase (decrease) in advances from customers	4,752	(6,796)	65,312
Increase in income taxes	3,597	1,608	3,730
Other	(54)	362	(213)

Net cash provided by operating activities	9,708	67,097	149,844

Investing activities
Purchase of property and equipment	(28,312)	(20,180)	(19,061)
Proceeds from sale of property and equipment	2,761	5,911	3,255
Payments received on notes receivable and receivable from investees	5,425	5,442	4,014
Issuance of notes receivables	(2,027)	(1,884)	(2,694)
Purchase of equity in net assets of investee	(5,000)	—	—
Other	(4,312)	(199)	27

Net cash used by investing activities	(31,465)	(10,910)	(14,459)

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries

	Years Ended June 30
(in thousands)	2003	2002	2001
Financing activities
Net change in short-term borrowings	$18,627	$(30,129)	$(14,134)
Proceeds from long-term borrowings	130,087	266,253	146,584
Repayment of long-term borrowings	(131,356)	(183,251)	(270,813)
Debt issuance cost	(2,631)	(7,566)	—
Cash dividends paid to DIMON Incorporated stockholders	(12,301)	(8,929)	(8,918)

Net cash provided (used) by financing activities	2,426	36,378	(147,281)

Effect of exchange rate changes on cash	(728)	1,832	(759)

Increase (decrease) in cash and cash equivalents	(20,059)	94,397	(12,655)
Cash and cash equivalents at beginning of year	108,991	14,594	27,249

Cash and cash equivalents at end of year	$88,932	$108,991	$14,594

Other information:
Cash paid during the year:
Interest	$48,502	$42,049	$51,603
Income taxes	16,674	12,301	14,609

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is usually upon shipment. However, certain customers traditionally have requested to take title and risk of ownership prior to shipment. Revenue for these transactions is recognized only when:

(1)	Title and risk of ownership have passed to the customer;

(2)	The Company has obtained a written fixed purchase commitment;

(3)	The customer has requested the transaction be on a bill and hold basis;

(4)	The customer has provided a delivery schedule;

(5)	All performance obligations related to the sale have been completed;

(6)	The tobacco has been processed to the customer’s specifications, accepted by the customer and made ready for shipment; and

(7)	The tobacco is segregated and is not available to fill other orders.

The remittance terms for bill and hold transactions are consistent with all other sales by the Company.

The Company also processes tobacco owned by its customers, and revenue is recognized when the processing is completed.

Shipping and Handling

Shipping and handling costs are included in cost of goods and services sold in the Statement of Consolidated Income.

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

Costs of tobacco inventories are generally determined by the average cost method while costs of other inventories are generally determined by the first-in, first-out method. Costs included in tobacco inventory include both the cost of raw material as well as direct and indirect costs that are related to the processing of the product. Tobacco inventory is substantially finished goods. Costs included in other inventories are costs of spare parts, packing materials, non-tobacco agricultural products and agricultural supplies including seed, fertilizer, herbicides and pesticides. Interest and other carrying charges on the inventories are expensed in the period in which they are incurred.

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

The carrying value of production and supply contracts was $12,543 and $3,938 as of June 30, 2003 and 2002, net of accumulated amortization of $6,130 and $4,609, respectively. Production and supply contracts increased during the year by $10,214. The increase resulted from the combination of two small business acquisitions and the entry into a new production contract. The new contracts had a weighted average amortization period of eight years. Supply contracts are amortized primarily on a straight-line basis over the term of the contract ranging from three to five years. Production contracts are amortized on a straight-line basis ranging from five to ten years. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience. The Company reviews the estimated useful lives of its intangibles at the end of each reporting period. If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount will be amortized over the revised estimated useful life. Amortization expense associated with these intangible assets was $1,609, $3,197 and $5,850 for the years ended June 30, 2003, 2002 and 2001, respectively. Annual amortization expense for each of the next five years for these production and supply contracts is expected to be $2,769 in 2004; $2,432 in 2005; $2,378 in 2006; $1,860 in 2007 and $1,028 in 2008.

The adoption of SFAS No. 142 resulted in the elimination of pretax goodwill amortization expense in the amount of $6.2 million for the year ended June 30, 2003. The following table provides a reconciliation of net income and net income per share, reflecting the impact of the adoption of SFAS No. 142 on a pro forma basis for the years ended June 30, 2002 and 2001.

	Years Ended June 30
(in thousands, except per share data)	2003	2002	2001
Reported net income	$28,057	$27,476	$24,894
Amortization of goodwill (net of $41 tax for 2002 and 2001)	—	6,497	6,561

Adjusted net income	$28,057	$33,973	$31,455

Reported basic earnings per share	$0.63	$0.62	$0.56
Amortization of goodwill (net of tax)	—	0.14	0.15

Adjusted basic earnings per share	$0.63	$0.76	$0.71

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

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which provided a comprehensive and consistent standard for the recognition and measurement of derivatives and hedging activities. In June 1999, the FASB issued SFAS No. 137, “Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133,” which delayed implementation of SFAS No. 133 until years beginning after June 15, 2000. In June 2000, the FASB issued SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities,” which amended SFAS No. 133. Effective July 1, 2000, the Company adopted SFAS No. 133 as amended. See Notes D and O to the “Notes to Consolidated Financial Statements.”

Effective July 1, 2000, four of the Company’s European subsidiaries changed their fiscal year end from March 31 to June 30. More efficient financial reporting routines have allowed the Company to eliminate the traditional fiscal quarter lag associated with the inclusion of these subsidiaries in the Company’s consolidated financial statements. For the quarter ended September 30, 2000, income of $284 earned by the affected subsidiaries during the period between April 1, 2000 and June 30, 2000 has been recognized as the cumulative effect of an accounting change. See Note O to the “Notes to Consolidated Financial Statements.”

In June 2001, the FASB issued SFAS No. 141, “Business Combinations,” and No. 142, “Goodwill and Other Intangible Assets,” effective for fiscal years beginning after December 15, 2001. Under the rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. The Company has chosen the first day of the last quarter as the date for its annual review. Other intangible assets continue to be amortized over their useful lives.

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

In October 2001, FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This Statement establishes a single accounting model for the impairment or disposal of long-lived assets. As required by SFAS No. 144, the Company adopted this new accounting standard on July 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s financial statements.

In April 2002, FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” This Statement eliminates an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions and establishes that gains and losses from extinguishment of debt should be classified as extraordinary items only if they meet the criteria of extraordinary. There was no material impact on the Company’s financial statements as a result of adopting SFAS No. 145.

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

In November 2002, FASB issued FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” This Interpretation requires a guarantor to include disclosure of certain guarantees that it has issued and if applicable, at inception of the guarantee, to recognize a liability for the fair value of the obligation undertaken in issuing a guarantee. The recognition and measurement requirements of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of this Interpretation did not have a material impact on the Company’s financial statements. The Company does not anticipate a material increase in liabilities in future periods due to the adoption of this Interpretation.

In December 2002, FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of FASB Statement No. 123.” This Statement amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. As required under SFAS No. 148, the Company adopted these disclosure requirements in fiscal 2003.

In January 2003, FASB issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities.” This Interpretation requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities and results of the activities of the variable interest entity should be included in consolidated financial statements of the business enterprise. This Interpretation applies immediately to variable interest entities created after January 31, 2003. For variable interest entities created or acquired prior to February 1, 2003, the provisions of this Interpretation were effective beginning in the Company’s third quarter of fiscal 2003. The Company does not believe that it has any significant variable interest entities requiring consolidation or further disclosure. Therefore, the adoption of this Interpretation did not have a material impact on its financial statements.

In April 2003, FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” This Statement will become effective in fiscal 2004 for contracts entered into or modified after June 30, 2003. The Company will adopt the provisions under SFAS No. 149 beginning on July 1, 2003 and does not expect any material impact on its financial statements.

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” Under the provisions of SFAS No. 150 certain financial instruments that previously could be accounted for as equity must be presented as liabilities, and in some cases assets, on the balance sheet. The Company will adopt this new standard beginning July 1, 2003 and does not expect it to have any material effect on its financial statements.

Earnings Per Share

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The diluted earnings per share calculation assumes that all of the outstanding Convertible Subordinated Debentures outstanding during the periods presented were converted into Common Stock at the beginning of the reporting period, or as of the date of issue, thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense. The weighted average number of shares outstanding are further increased by common stock equivalents on employee stock options and restricted shares outstanding. Certain potentially dilutive options outstanding at June 30, 2003, 2002, and 2001, were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive. These shares totaled 2,032 at a weighted-average exercise price of $14.41 per share for 2003, 2,300 shares at a weighted-average exercise price of $15.08 per share in 2002, and 1,853 shares at a weighted-average exercise price of $16.45 per share in 2001.

DIMON and Subsidiaries Computation of Earnings Per Common Share

	Years Ended June 30
(in thousands, except per share data)	2003	2002	2001
BASIC EARNINGS
Income before cumulative effect of accounting changes and extraordinary item	$26,280	$27,476	$24,997
Cumulative effect of accounting changes	—	—	(103)
Extraordinary item: Iraqi receivable recovery	1,777	—	—

Net Income	$28,057	$27,476	$24,894

SHARES
Weighted Average Number of Shares Outstanding	44,532	44,525	44,525

BASIC EARNINGS PER SHARE
Income before cumulative effect of accounting changes and extraordinary item	$.59	$.62	$.56
Cumulative effect of accounting changes	—	—	—
Extraordinary item – Iraqi receivable recovery	.04	—	—

Net Income	$.63	$.62	$.56

DIMON and Subsidiaries Computation of Earnings Per Common Share

	Years Ended June 30
(in thousands, except per share data)	2003		2002		2001
DILUTED EARNINGS
Income before cumulative effect of accounting changes and extraordinary item	$26,280		$27,476		$24,997
Add after tax interest expense applicable to 6 1/4%
Convertible Debentures issued April 1, 1997	—	*	—	*	—	*

Income before cumulative effect of accounting changes and extraordinary item	$26,280		$27,476		$24,997
Cumulative effect of accounting changes	—		—		(103)
Extraordinary item: Iraqi receivable recovery	1,777		—		—

Net Income as Adjusted	$28,057	*	$27,476	*	$24,894	*

SHARES
Weighted average number of common shares outstanding	44,532		44,525		44,525
Restricted shares issued and shares applicable to stock options, net of shares assumed to be purchased from proceeds at average market price	534		522		313
Assuming conversion of 6 1/4% Convertible
Debentures at the beginning of the period	—	*	—	*	—	*

Average Number of Shares Outstanding	45,066	*	45,047	*	44,838	*

DILUTED EARNINGS PER SHARE
Income before cumulative effect of accounting changes and extraordinary item	$.58	*	$.61	*	$.56	*
Cumulative effect of accounting changes	—		—		—
Extraordinary item – Iraqi receivable recovery	.04	*	—		—

Net Income as Adjusted	$.62	*	$.61	*	$.56	*

*	Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.

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

	Years Ended June 30
(in thousands, except per share data)	2003	2002	2001
Net income, as reported	$28,057	$27,476	$24,894
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,035)	(742)	(408)

Pro forma net income	$27,022	$26,734	$24,486

Earnings per share:
Basic – as reported	$0.63	$0.62	$0.56
Basic – pro forma	0.61	0.60	0.55

Diluted – as reported	$0.62	$0.61	$0.56
Diluted – pro forma	0.60	0.59	0.55

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

Note D – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments

Effective July 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” As a result of adoption of SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge. Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s). Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes. Changes in fair values of derivatives not qualifying as hedges are reported in income.

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

The carrying value and estimated fair value of the Company’s long-term debt are $426,122 and $449,522, respectively, as of June 30, 2003 and $403,339 and $402,977, respectively, as of June 30, 2002.

The counterparties to all of the Company’s derivative financial instruments are a diverse group of major financial institutions with which the Company also has other financial relationships. These counterparties expose the Company to credit loss in the event of non-performance. If a counterparty fails to meet the terms of an agreement, the Company’s exposure is limited to the net amount that would have been received, if any, over the agreement’s remaining life. The Company does not anticipate non-performance by the counterparties, given their high credit ratings, and no material loss would be expected from non-performance by any one of such counterparties.

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

Note F – Long-Term Debt

Such debt is comprised of:

	2003		2002
	Maturing within One Year	Maturing after One Year	Maturing within One Year	Maturing after One Year
Senior Notes (Net of Fair Value Adjustment of $16,319 in 2003 and (($3,638) in 2002)	$—	$341,319	$—	$321,362
Convertible Subordinated Debentures	—	73,328	—	73,328
Revolving Credit Notes	—	—	—	—
Other Long-Term Debt	655	6,076	584	2,814

	655	420,723	584	397,504
Capitalized Lease Obligations	570	4,174	544	4,707

	$1,225	$424,897	$1,128	$402,211

Payments of the debt are scheduled as follows:

	Senior Notes	Convertible Subordinated Debentures	Revolving Credit Notes	Other Long-Term Debt	Total
2004	$—	$—	$—	$655	$655
2005	—	—	—	1,735	1,735
2006	—	—	—	1,568	1,568
2007	—	73,328	—	608	73,936
2008	—	—	—	441	441
2009	—	—	—	181	181
Later years	341,319	—	—	1,543	342,862

	$341,319	$73,328	$—	$6,731	$421,378

On May 29, 1996, the Company issued $125 million in 8 7/8% Senior Notes (the “8 7/8% Notes”) due 2006. The 8 7/8% Notes were general unsecured obligations of the Company and ranked equally in right of payment with all other unsubordinated indebtedness (including the $165 million credit facility discussed below) of the Company. The Company used the net proceeds to repay certain existing short-term indebtedness and for other corporate purposes. The 8 7/8% Notes included a call provision enabling the Company to redeem them on or after June 1, 2001, in whole or in part, at established redemption prices, plus accrued and unpaid interest, if any, to the date of redemption. There were no sinking fund requirements for the 8 7/8% Notes. The 8 7/8% Notes were subject to certain covenants that, among other things, required specific liquidity and long-term solvency ratios and, under certain circumstances, restricted payment of dividends by the Company. The Company generally may make such restricted payments, provided that (1) the Company is not in default under the Indenture, (2) the Company is able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indenture, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20,000, (y) 50% of the Company’s consolidated net income for the period from April 1, 1996, through the end of the Company’s most recent fiscal quarter and (z) the net cash proceeds from the sale by the Company of any equity securities or debt securities that are converted into equity securities.

On May 30, 2003, the Company completed a private issuance of $125 million principal amount of 7 3/4% Senior Notes (the “7 3/4% Notes”) due 2013 pursuant to Rule 144A under the Securities Act of 1933, and issued a redemption notice for all $125 million of the outstanding 8 7/8% Notes. The financial covenants of the 7 7/8% Notes are substantially similar to those for the other existing Notes, including restrictions on certain payments. Concurrent with the completion of the 7 3/4% Note issuance, the Company entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears. The effective rate at June 30, 2003 was 4.81%. The outstanding 8 7/8% Notes were fully redeemed at June 30, 2003.

On April 1, 1997, DIMON Incorporated issued $73,328 of 6 1/4% Convertible Subordinated Debentures due on March 31, 2007 (the “Debentures”), net of the cancellation of $50,000 in fiscal 1999 settlement of the Intabex litigation. The Debentures are convertible into approximately 2,549 shares of the Company’s Common Stock at a conversion price of $28.77 per share at any time prior to maturity. The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000.

On October 30, 2001, the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes (the “9 5/8% Notes”) due 2011 pursuant to Rule 144A under the Securities Act of 1933. The financial covenants of the 9 5/8% Notes are substantially similar to those for the 8 7/8% Notes, including restrictions on certain payments. The proceeds from the 9 5/8% Notes were used to repay certain existing indebtedness of the Company, including all amounts drawn under the Company’s then-existing $250 million syndicated credit facility then existing.

Concurrent with the completion of the 9 5/8% Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears. The effective rate at June 30, 2003 was 5.23%.

On October 31, 2001, the Company closed on a three-year $165 million syndicated bank credit facility with a group of five banks. The credit facility is subject to certain commitment fees and covenants that, among other things, require DIMON to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions. The Company continuously monitors its compliance with these covenants. The credit facility’s initial term expires on October 31, 2004, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company. During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate (4.0% at June 30, 2003). The Company pays a commitment fee of 1% per annum on any unused portion of the facility.

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

	Capital Leases	Operating Leases
2004	$856	$5,278
2005	829	4,768
2006	767	1,974
2007	717	1,469
2008	713	1,396
Remaining	2,131	12,240

	$6,013	$27,125

Less amount representing interest and deposits	1,269

Present value of net minimum lease payments	$4,744
Less current portion of obligations under capital leases	570

Long-term obligations under capital leases	$4,174

Capitalized amounts:
Buildings	$81
Machinery and equipment, primarily vehicles	5,257
Accumulated amortization	(1,005)

	$4,333

Note H – Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At June 30, 2003, no shares had been issued.

Note I – Stock Incentive Plan

The Incentive Plan authorizes the issuance of up to a total of 4.266 million shares of common stock. This amount is subject to increase annually by 3% of the number of shares of common stock issued during such year, other than pursuant to the Incentive Plan or shares issued in the event of a stock dividend, stock split, subdivision or combination or other similar change in the capital structure of the Company, or any other event that, in the judgment of the Executive Compensation Committee (the “Committee”), necessitates adjustment of the maximum number of shares available. The Incentive Plan authorizes the issuance of various stock incentives to any employee of the Company or any subsidiary and any member of the Board that the Committee determines has contributed to the profits or growth of the Company or its affiliates, including nonqualified or incentive stock options, stock appreciation rights, shares of restricted stock, performance shares and incentive awards.

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

At the 1998 Annual Stockholders’ Meeting, shareholders approved the DIMON Incorporated Directors’ Stock Plan (the “Directors’ Plan”), which replaced the existing Nonemployee Directors’ Stock Option Plan effective January 1, 1999. The Directors’ Plan is administered by the Executive Committee of the Board of Directors, with all grants approved by the Board. The Directors’ Plan authorizes the grant of common stock, performance shares and options to purchase common stock to any director who is not an employee of the Company (or any subsidiary) and any person who provides services to the Company (or any subsidiary) in a capacity other than as an employee if the Executive Committee, with the approval of the Board, determines that such person has contributed significantly or can be expected to contribute significantly to the profits or growth of the Company. The option price will be equal to the fair market value of DIMON common stock on the date of grant. The maximum number of shares to be issued under the Directors’ Plan is 70 thousand shares. Options granted under the Directors’ Plan are immediately exercisable. As of June 30, 2003, options to purchase 60 thousand shares had been granted and were outstanding under the Directors’ Plan and options to purchase 24 thousand shares had been granted and were outstanding under the Nonemployee Directors’ Stock Option Plan.

The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $270 charge to income in 2003, $218 credit to income in 2002 and $807 charge to income in 2001 arising from adjustments in fair market values of the SARs.

Certain potentially dilutive options outstanding at June 30, 2003, 2002, and 2001, were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive. These shares totaled 2,032 at a weighted-average exercise price of $14.41 per share for 2003; 2,300 shares at a weighted-average exercise price of $15.08 per share in 2002; and 1,853 shares at a weighted-average exercise price of $16.45 per share in 2001.

Information with respect to options and SARs follows:

		2003	2002	2001
Options and SARs outstanding at beginning of year		3,716	3,253	2,818
Options and SARs granted		738	670	664
Options and SARs exercised		(22)	—	—
Options and SARs cancelled		(295)	(207)	(229)

Options and SARs outstanding at end of year		4,137	3,716	3,253

SARs included as outstanding at end of year		750	637	537

Options available for future grants at end of year		853	1,377	1,905

Options and SARs exercisable at end of year		2,221	2,277	1,825

Option and SAR exercise prices per share:
Date of grant	(at lowest price)	$6.25	$7.44	$2.81
	(at highest price)	6.25	7.44	6.00
Exercised	(at lowest price)	4.63	—	—
	(at highest price)	4.63	—	—
Cancelled	(at lowest price)	2.81	2.81	4.63
	(at highest price)	22.31	22.31	22.31

Weighted average option exercise price information for the years 2003, 2002 and 2001 follows:

	2003	2002	2001
Outstanding at July 1	$11.08	$12.03	$14.63
Granted during the year	6.25	7.44	2.86
Exercised during the year	4.63	—	—
Cancelled during the year	18.79	14.29	16.81
Outstanding at June 30	9.73	11.08	12.03
Exercisable at June 30	13.35	14.93	17.47

Option groups outstanding at June 30, 2003 and related weighted average price and life information follows:

Grant Date by Fiscal Year	Options Outstanding	Options Exercisable	Exercise Price	Remaining Life (Fiscal Years)
1994	131	131	$16.67	—
1995	253	253	13.97	1
1996	281	281	16.97	2
1997	305	305	18.18	3
1998	325	325	22.33	4
1999	626	626	7.72	5
2000	170	170	4.62	6
2001	651	35	2.86	7
2002	658	45	7.44	8
2003	737	50	6.25	9

	4,137	2,221

The weighted average fair value at date of grant for options granted during 2003 and 2002 was $1.97 and $3.26 per option, respectively. The fair value of options at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Black-Scholes Assumptions	2003	2002
Expected Life in Years	7	7
Interest Rate	4.04%	4.62%
Volatility	55.01%	63.10%
Dividend Yield	4.80%	2.69%

Note J – Income Taxes

The components of income before income taxes, equity in net income (loss) of investee companies, cumulative effect of accounting changes and extraordinary item consisted of the following:

	2003	2002	2001
U.S	$(39,684)	$(46,095)	$(20,552)
Foreign	74,726	84,118	55,092

	$35,042	$38,023	$34,540

The details of the amount shown for income taxes in the Statements of Consolidated Income and Comprehensive Income follow:

	2003	2002	2001
Current
Federal	$1,165	$688	$—
State	—	—	—
Foreign	23,742	9,524	11,386

	$24,907	$10,212	$11,386

Deferred
Federal	$(10,779)	$(505)	$3,074
State	(959)	—	(160)
Foreign	(4,058)	495	(5,028)

	$(15,796)	$(10)	$(2,114)

Total	$9,111	$10,202	$9,272

The reasons for the difference between income tax expense based on income before income taxes, equity in net income (loss) of investee companies, cumulative effect of accounting changes and extraordinary item and the amount computed by applying the statutory Federal income tax rate to such income are as follows:

	2003	2002	2001
Computed “expected” tax expense	$12,265	$13,308	$12,089
Effect of foreign income taxes	223	(10,805)	(4,279)

U.S. taxes on foreign income, net of tax credits	4,520	7,207	8,027

Permanent items	(7,897)	492	(6,565)

Actual tax expense	$9,111	$10,202	$9,272

The deferred tax liabilities (assets) are comprised of the following:

	2003	2002
Deferred tax liabilities:
Foreign taxes	$3,550	$4,393
Fixed assets	12,202	14,434

Total deferred tax liabilities	$15,752	$18,827

Deferred tax assets:
Reserves and accruals	$(10,642)	$(6,400)
Restructuring accruals	(1,091)	(1,726)
Tax credits	(8,242)	(20,351)
Tax loss carryforwards	(20,407)	(22,524)
Derivative transactions	(10,848)	(6,328)
Postretirement and other benefits	(15,696)	(12,731)
Other	(4,757)	(3,727)

Gross deferred tax assets	(71,683)	(73,787)
Valuation allowance	16,504	30,696

Total deferred tax assets	$(55,179)	$(43,091)

Net deferred tax asset	$(39,427)	$(24,264)

The following table presents the breakdown between current and non-current (assets) liabilities:

	2003	2002
Current asset	$(8,875)	$(5,025)
Non current asset	(34,680)	(28,482)
Non current liability	4,128	9,243

Net deferred tax asset	$(39,427)	$(24,264)

The current portion of the deferred tax asset is included in “current deferred and recoverable income taxes” and the non current asset is included in “deferred taxes and other deferred charges.”

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

A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:

	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning	$60,248	$56,809
Service cost	2,467	1,912
Interest cost	4,294	4,235
Actuarial loss	7,181	2,975
Benefits paid	(5,616)	(5,683)

Benefit obligation, ending	$68,574	$60,248

Change in Plan Assets
Fair value of plan assets, beginning	$35,951	$43,174
Actual return on plan assets	967	(2,950)
Company contribution	1,838	1,656
Benefits paid	(5,616)	(5,929)

Fair value of plan assets, ending	$33,140	$35,951

Funded status of plan	$(35,434)	$(24,297)
Unrecognized actuarial loss	9,423	331
Unrecognized prior service cost	2,609	3,088
Unrecognized net transition obligation	—	(218)

Net amount recognized	$(23,402)	$(21,096)

	2003	2002
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(30,519)	(25,018)
Intangible asset	2,002	1,664
Accumulated other comprehensive income	5,115	2,258

Net amount recognized	$(23,402)	$(21,096)

Net periodic pension costs included the following components:

	2003	2002	2001
Service cost	$2,467	$1,912	$1,799
Interest expense	4,294	4,235	4,224
Expected return on plan assets	(3,039)	(3,625)	(3,824)
Amortization of prior service cost	316	283	291
Amortization of transition amount	(252)	(348)	(311)
Actuarial loss (gain)	291	(225)	(449)

Net periodic pension cost	$4,077	$2,232	$1,730

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

The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States. The Company’s contributions to the plan were $401 in 2003, $396 in 2002 and $405 in 2001.

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

A reconciliation of benefit obligations, plan assets and funded status of the plans at June 30 was as follows:

	2003	2002
Change in Benefit Obligation
Benefit obligation, beginning	$14,503	$13,729
Service cost	342	199
Interest cost	1,357	1,004
Actuarial loss	7,924	2,065
Benefits paid	(2,078)	(2,494)

Benefit obligation, ending	$22,048	$14,503

Change in Plan Assets
Fair value of plan assets, beginning	$95	$174
Actual return on plan assets	(8)	38
Company contribution	185	178
Benefits paid	(118)	(295)

Fair value of plan assets, ending	$154	$95

Funded status of plan	$(21,894)	$(14,408)
Unrecognized actuarial loss	8,004	261
Unrecognized prior service cost	(2,232)	(2,540)

Net amount recognized	$(16,122)	$(16,687)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(16,122)	(16,687)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(16,122)	$(16,687)

For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.0% by the year 2010.

Net periodic benefit costs included the following components:

	2003	2002	2001
Service cost	$342	$199	$284
Interest expense	1,357	1,004	1,210
Expected return on plan assets	(5)	(10)	(2)
Amortization of prior service cost	(308)	(308)	(217)
Actuarial (gain)/loss	194	(33)	(113)

Net pension cost	$1,580	$852	$1,162

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$101	$(88)
Effect on postretirement benefit obligation	1,118	(990)

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

	2003	2002	2001
Sales and Other Operating Revenues:
United States	$239,207	$248,620	$437,256
Germany	175,700	186,480	208,218
Japan	133,418	133,861	128,424
Other	723,358	690,759	627,057

	$1,271,683	$1,259,720	$1,400,955

Sales and Other Operating Revenues to Major Customers:

Of the 2003, 2002 and 2001 sales and other operating revenues, approximately 38%, 35% and 36%, respectively, were to various tobacco companies which management has reason to believe are now owned by or under the common control of two companies. (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A	$215,988	$166,675	$251,929
Customer B	264,547	275,487	248,078

	$480,535	$442,162	$500,007

Long-Lived Assets:
United States	$37,503	$44,599	$56,516
Brazil	40,262	38,979	38,985
Malawi	25,566	28,107	29,721
Tanzania	22,582	24,470	26,391
Zimbabwe	46,292	49,418	52,382
South America	1,769	1,970	2,388
Europe	51,693	42,805	41,200
Asia	7,043	7,306	7,316
Other	19,785	19,630	15,409

Long-Lived Assets	$252,495	$257,284	$270,308

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

The Settlement Agreement has received preliminary approval from the Court, and consummation of the settlement is subject to final approval of the Court following a required notice to the members of the class of plaintiffs. It is expected that any such final approval will occur in mid to late September. Certain members of the potential class of plaintiffs may opt out of the settlement in accordance with the rules governing class action litigation. The DeLoach litigation will continue against the non settling defendant.

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

The Company’s subsidiary in Spain, Compania General de Tabacos de Filipinas (CdF), was the plaintiff in a lawsuit regarding the alleged breach of contract in CdF’s sale of a building located in Barcelona in 1991. CdF successfully concluded the lawsuit in February, 2001, and the Company realized a gain of $3,923.

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

Derivative Financial Instruments

Effective July 1, 2000, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” In accordance with the transition provisions of SFAS No. 133, the Company recorded a cumulative effect loss adjustment of $100, net of applicable taxes of $37, in other comprehensive income to recognize the fair value of all derivatives designated as cash-flow hedging instruments. Also, in accordance with the transition provisions, the Company recorded as the cumulative effect of an accounting change a $387 loss, net of applicable taxes of $191, in the statement of operations, for the unrealized fair market value depreciation of certain interest rate swap instruments not designated as hedges.

Note P - Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter	Fiscal Year
2003
Sales and Other Operating
Revenue	$270,944		$305,721		$301,404		$393,614	$1,271,683
Gross Profit	55,586		44,172		41,103		69,552	210,413
Net Income before Extraordinary Items	5,058		6,272		2,670		12,280	26,280
Per Share of Common Stock:
Basic Earnings	.11		.14		.06		.32	.63
Diluted Earnings	.11	*	.14	*	.06	*	.31	.62	*
Cash Dividends per Share	.05		.075		.075		.075	.275
Market Price - High	7.00		6.60		7.50		7.44	7.50
- Low	5.45		5.35		5.60		5.69	5.35

2002
Sales and Other Operating
Revenue	$288,721		$376,363		$257,065		$337,571	$1,259,720
Gross Profit	52,612		47,596		39,360		65,897	205,465
Net Income	3,918		6,201		4,690		12,667	27,476
Per Share of Common Stock:
Basic Earnings	.09		.14		.11		.28	.62
Diluted Earnings	.09	*	.14	*	.10	*	.28	.61	*
Cash Dividends per Share	.05		.05		.05		.05	.20
Market Price - High	10.18		7.50		8.29		7.94	10.18
- Low	5.49		5.35		6.35		6.35	5.35

*	Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings per share.

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

/s/ Ernst & Young LLP
Greensboro, North Carolina August 15, 2003

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information contained in the Proxy Statement in the table entitled “Company Nominees for Directors” under the caption “Election of Directors” is incorporated herein by reference thereto. See “Additional Information - Executive Officers of the Company” at the end of Item I above for information about the executive officers of the Company.

ITEM 11. EXECUTIVE COMPENSATION AND TRANSACTIONS

The information contained in the Proxy Statement under the caption “Compensation of Executive Officers and Directors” is incorporated herein by reference thereto.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference thereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption “Compensation of Executive Officers and Directors – Employment and Consulting Agreements” is incorporated herein by reference.

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

PART IV

ITEM 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) (1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Income and Comprehensive Income —Years ended June 30, 2003, 2002 and 2001

Consolidated Balance Sheet—June 30, 2003 and 2002
Statement of Stockholders’ Equity—Years ended June 30, 2003, 2002 and 2001
Statement of Consolidated Cash Flows—Years ended June 30, 2003, 2002 and 2001
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP

Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

(b)	Current Reports on Form 8-K	-	August 19, 2002 - Item 7, DIMON’s Earnings for Fiscal Year 2002 Increase 43% Earnings Performance is Expected to Continue in 2003 and Item 9, Regulation FD Disclosure
		-	August 29, 2002 - Item 9, Regulation FD Disclosure – A. Sworn Statements and B. 906 Certification Statements
		-	August 30, 2002 - Item 5 and 7, DIMON Announces Quarterly Dividend
		-	October 30, 2002 - Item 5 and 7, DIMON Announces 50% Increase in Quarterly Dividend
		-	October 30, 2002 – Item 5, DIMON Holds Annual Shareholder Meeting
		-	November 5, 2002 - Item 7, DIMON’s First Quarter Earnings Increase 21% Company Confirms Fiscal 2003 Earnings Guidance and Item 9, Regulation FD Disclosure
		-	November 5, 2002 - Item 9, Regulation FD Disclosure – A. 906 Certification Statements
		-	February 4, 2003 – Item 7, DIMON’s Second Quarter Earnings Rise to Reflect Continued Business Progress Company Confirms Fiscal 2003 Earnings Guidance and Item 9, Regulation FD Disclosure
		-	February 21, 2003 - Item 5 and 7, DIMON Announces Quarterly Dividend
		-	February 24, 2003 – Item 5, DIMON Names Steven B. Daniels President and Chief Operating Officer
		-	May 7, 2003 – Item 7, DIMON Reports Third Quarter Earnings, Company Confirms Fiscal 2003 Earnings Guide and Item 9, Regulation FD Disclosure
		-	May 16, 2003 – Item 9, DIMON Announces Conditional Settlement of DeLoach Class Action Litigation
		-	May 20, 2003 – Item 9, DIMON Estimates Earnings Effect From Settlement
		-	May 22, 2003 – Item 5 and 7, DIMON Announces Quarterly Dividend
		-	May 27, 2003 – Item 9, DIMON Inc. Announces Private Offering of Senior Notes
		-	June 3, 2003 – Item 9, DIMON Announces Successful Refinancing Transaction Issues $125 Million of Ten-Year 7 3/4% Senior Notes Will Retire $125 Million of 8 7/8% Senior Notes Due 2006
		-	June 25, 2003 – Item 8, Change in Fiscal Year
		-	June 25, 2003 – Item 7 and 9, DIMON Announces Change of Fiscal Year-End Reiterates Previously Articulated Guidance for Fiscal Year 2003 Provides Earnings Guidance for Shortened Fiscal Year 2004
		-	August 19, 2003 - Item 7, DIMON Reports Fiscal Year 2003 Earnings Company Confirms Fiscal 2004 Earnings Guidance and Item 12, Regulation FD Disclosure
		-	August 26, 2003 – Item 5 and 7, DIMON Names Two Additional Directors and Announces Regular Quarterly Dividend of $0.075 Per Share

(c)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.01	Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated’s Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

3.02	Amended and Restated Bylaws, as amended, of DIMON Incorporated effective February 20, 2001 (incorporated by reference to Exhibit 3 to DIMON Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.01	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

4.02	Article III of the Amended and Restated Articles of Incorporation of DIMON Incorporated (filed as Exhibit 3.01)

4.03	Article III of the Amended and Restated By-Laws of DIMON Incorporated (filed as Exhibit 3.02)

4.04	Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1, 1995)

4.05	Indenture, dated May 29, 1996 among DIMON Incorporated as issuer, DIMON International, Inc. and Florimex Worldwide, Inc. as guarantors and Crestar Bank, as trustee (incorporated by reference to Exhibit 4.05 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1996)

4.06	Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee (incorporated by reference to Exhibit 4.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended September 30, 2001)

4.07	Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee. *

4.08	Registration Rights Agreement, dated as of May 30, 2003, between DIMON Incorporated and Wachovia Securities, Inc., as Rights Agent. *

4.09	Form of Global Note for 7 3/4% Senior Notes due 2013 (included in Exhibit 4.07 as Exhibit A thereof).

10.01	DIMON Incorporated Omnibus Stock Incentive Plan (1995) (incorporated herein by reference to Exhibit 10.1 to DIMON Incorporated’s Registration Statement on Form S-4 (file No. 33-89780))

10.02	Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan) (incorporated herein by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1987)

10.03	Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan) (incorporated herein by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1991)

10.04	Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.05	Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K dated April 16, 1997)

10.06	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated’s Quarterly Report on Form 10-Q dated February 14, 1997)

10.07	First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.08	Employment Agreement, dated July 1, 1994, between Monk-Austin International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994) (incorporated by reference to Exhibit 10.23 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.09	Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.24 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.10	Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1998)

10.11	DIMON Incorporated Directors’ Stock Plan (incorporated by reference to Exhibit 10.28 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.12	Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.13	Amended 1995 DIMON Incorporated Omnibus Stock Incentive Plan, adopted at the Annual Meeting of Shareholders on November 12, 1999 (incorporated by reference to Exhibit 10.23 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2000)

10.14	Credit Agreement dated as of October 31, 2001, among DIMON Incorporated, First Union National Bank as Lender and Administrative Agent and Deutsche Bank AG – Amsterdam Branch, ING Bank – London Branch, Natexis Banque Populaires and SunTrust Bank (incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended September 30, 2001)

10.15	Compensation Deferral Plan*

12	Ratio of Earnings to Fixed Charges*

21	List of Subsidiaries*

23.1	Consent of Ernst & Young LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(d)	Financial Statement Schedules:

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

*	Filed as an exhibit to DIMON’s Annual Report on Form 10-K filed on August 28, 2003.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

DIMON INCORPORATED AND SUBSIDIARIES

PERIODS ENDED JUNE 30

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
DESCRIPTION	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts -Describe	Deductions -Describe		Balance at End of Period
Year ended June 30, 2001
Deducted from asset accounts:
Allowance for doubtful accounts	$7,263,980	$70,348	$—	$6,103,961	(A)	$1,230,367

Total	$7,263,980	$70,348	$—	$6,103,961		$1,230,367

Year ended June 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$1,230,367	$982,794	$—	$277,967	(B)	$1,935,194

Total	$1,230,367	$982,794	$—	$277,967		$1,935,194

Year ended June 30, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$1,935,194	$94,594	$—	$337,021	(B)	$1,692,767

Total	$1,935,194	$94,594	$—	$337,021		$1,692,767

(A)	Currency translation and direct write-off, $2,840,467; recovery from litigation settlement, $3,263,494.
(B)	Currency translation and direct write-off.

Certain prior year amounts have been reclassified to conform to the current year presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on January 12, 2004.

DIMON INCORPORATED (Registrant)

By	/s/ Brian J. Harker
Brian J. Harker Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on January 12, 2004.

By	/s/ Brian J. Harker	By	/s/ James E. Johnson, Jr.
	Brian J. Harker Chairman of the Board of Directors and Chief Executive Officer of DIMON Incorporated		James E. Johnson, Jr. Director of DIMON Incorporated

By	/s/ Steven B. Daniels	By	/s/ Norman A. Scher
	Steve B. Daniels President and Chief Operating Officer of DIMON Incorporated		Norman A. Scher Director of DIMON Incorporated

By	/s/ James A. Cooley	By	/s/ John M. Hines
	James A. Cooley Senior Vice President-Chief Financial Officer of DIMON Incorporated		John M. Hines Director of DIMON Incorporated

By	/s/ Joseph L. Lanier, Jr.	By
	Joseph L. Lanier, Jr. Director of DIMON Incorporated		R. Stuart Dickson Director of DIMON Incorporated

By	/s/ Albert C. Monk III	By	/s/ Martin R. Wade III
	Albert C. Monk III Director of DIMON Incorporated		Martin R. Wade III Director of DIMON Incorporated

By	/s/ Thomas F. Keller	By
	Thomas F. Keller Director of DIMON Incorporated		Hans B. Amell Director of DIMON Incorporated

By	/s/ Henry F. Frigon	By	/s/ Thomas G. Reynolds
	Henry F. Frigon Director of DIMON Incorporated		Thomas G. Reynolds Vice President-Controller (Principal Accounting Officer) of DIMON Incorporated

By		By
	William R. Slee Director of DIMON Incorporated		C. Richard Green, Jr. Director of DIMON Incorporated

EXHIBIT INDEX

Exhibits		Page No.
3.01	Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated’s Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

3.02	Amended and Restated Bylaws, as amended, of DIMON Incorporated effective February 20, 2001 (incorporated by reference to Exhibit 3 to DIMON Incorporated’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2001)

4.01	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

4.02	Article III of the Amended and Restated Articles of Incorporation of DIMON Incorporated (filed as Exhibit 3.01)

4.03	Article III of the Amended and Restated By-Laws of DIMON Incorporated (filed as Exhibit 3.02)

4.04	Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1, 1995)

4.05	Indenture, dated May 29, 1996 among DIMON Incorporated as issuer, DIMON International, Inc. and Florimex Worldwide, Inc. as guarantors and Crestar Bank, as trustee (incorporated by reference to Exhibit 4.05 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1996)

4.06	Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee (incorporated by reference to Exhibit 4.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended September 30, 2001)

4.07	Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee. *

4.08	Registration Rights Agreement, dated as of May 30, 2003, between DIMON Incorporated and Wachovia Securities, Inc., as Rights Agent. *

4.09	Form of Global Note for 7 3/4% Senior Notes due 2013 (included in Exhibit 4.07 as Exhibit A thereof).

10.01	DIMON Incorporated Omnibus Stock Incentive Plan (incorporated herein by reference to Exhibit 10.1 to DIMON Incorporated’s Registration Statement on Form S-4 (file No. 33-89780))

10.02	Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan) (incorporated herein by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1987)

10.03	Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan) (incorporated herein by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1991)

10.04	Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.05	Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K dated April 16, 1997)

10.06	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated’s Quarterly Report on Form 10-Q dated February 14, 1997)

10.07	First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.08	Employment Agreement, dated July 1, 1994, between Monk-Austin International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994) (incorporated by reference to Exhibit 10.23 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.09	Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.24 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.10	Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1998)

10.11	DIMON Incorporated Directors’ Stock Plan (incorporated by reference to Exhibit 10.28 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.12	Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.13	Amended 1995 DIMON Incorporated Omnibus Stock Incentive Plan, adopted at the Annual Meeting of Shareholders on November 12, 1999 (incorporated by reference to Exhibit 10.23 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2000)

10.14	Credit Agreement dated as of October 31, 2001, among DIMON Incorporated, First Union National Bank as Lender and Administrative Agent and Deutsche Bank AG – Amsterdam Branch, ING Bank – London Branch, Natexis Banque Populaires and SunTrust Bank (incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended September 30, 2001)

10.15	Compensation Deferral Plan*

12	Ratio of Earnings to Fixed Charges*

21	List of Subsidiaries*

23.1	Consent of Ernst & Young LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.1	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32.2	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed as an exhibit to DIMON’s Annual Report on Form 10-K filed on August 28, 2003.