Form 10-Q
period 2003-12-31
DIMON INC
filed 2004-02-04
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2003

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_______.

COMMISSION FILE NUMBER 0-25734; 1-13684

DIMON Incorporated
Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567
512 Bridge Street, Danville, Virginia 24541

Telephone Number (434) 792-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of January 30, 2004, the registrant had 45,119,454 shares outstanding of Common Stock (no par value).

DIMON Incorporated and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Statement of Consolidated Income –
		Three Months and Six Months Ended December 31, 2003 and 2002	3

		Consolidated Balance Sheet – December 31, 2003 and 2002
		and June 30, 2003	4 - 5

		Statement of Consolidated Cash Flows –
		Six Months Ended December 31, 2003 and 2002	6

		Notes to Consolidated Financial Statements	7 - 11

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	12 - 16

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	17

	Item 4.	Controls and Procedures	17

Part II.	Other Information

	Item 1.	Legal Proceedings	18

	Item 2.	Changes in Securities and Use of Proceeds	18

	Item 3.	Defaults Upon Senior Securities	18

	Item 4.	Submission of Matters to a Vote of Security Holders	18

	Item 5.	Other Information	19

	Item 6.	Exhibits and Reports on Form 8-K	19

Signatures			20

Index of Exhibits			21

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months and Six Months Ended December 31, 2003 and 2002
(Unaudited)

	Second Quarter		First Six Months

	2004	2003	2004	2003

(in thousands, except per share amounts)
Sales and other operating revenues	$291,894	$304,910	$528,384	$575,085
Cost of goods and services sold	260,693	261,549	453,564	476,907

Gross profit	31,201	43,361	74,820	98,178
Selling, administrative and general expenses	29,764	25,128	57,173	51,019

Operating income	1,437	18,233	17,647	47,159

Interest expense	11,131	10,979	21,774	23,143
Interest income	3,090	811	3,975	1,580
Derivative financial instruments (income)/expense	(3,788)	(202)	(7,664)	10,565

Income (loss) before income taxes and equity
in net loss of investee companies	(2,816)	8,267	7,512	15,031
Income tax expense (benefit)	(608)	1,905	3,006	3,464

Income (loss) before equity in net loss of investee companies	(2,208)	6,362	4,506	11,567

Equity in net loss of investee companies	(198)	(90)	(454)	(237)

Net income (loss)	$ (2,406)	$ 6,272	$ 4,052	$ 11,330

Basic earnings (loss) per share	$(.05)	$.14	$.09	$.25

Diluted earnings (loss) per share	$(.05)	$.14	$.09	$.25

Average number of shares outstanding:
Basic	44,768	44,531	44,685	44,528
Diluted	44,768	45,055	45,367	45,031

Cash dividends per share	$.075	$.075	$.15	$.125

See notes to consolidated financial statements

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	December 31 2003 (Unaudited)	December 31 2002 (Unaudited)	June 30 2003

(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 60,075	$ 53,211	$ 88,932
Notes receivable	3,364	4,925	2,619
Trade receivables, net of allowances	138,719	145,438	179,532
Inventories:
Tobacco	468,387	480,474	464,360
Other	18,090	14,524	24,747
Advances on purchases of tobacco	94,014	52,996	40,748
Current deferred and recoverable income taxes	18,664	8,554	11,349
Prepaid expenses and other assets	26,647	17,621	27,481

Total current assets	827,960	777,743	839,768

Investments and other assets
Equity in net assets of investee companies	5,484	693	6,061
Other investments	2,769	2,977	2,919
Notes receivable	2,634	2,661	3,832
Other	23,867	22,902	37,856

	34,754	29,233	50,668

Goodwill and intangible assets
Goodwill	151,772	151,772	151,772
Production and supply contracts	11,756	9,823	12,543
Pension asset	2,002	1,664	2,002

	165,530	163,259	166,317

Property, plant and equipment
Land	20,312	19,480	19,902
Buildings	191,349	180,498	187,926
Machinery and equipment	218,779	207,607	203,061
Allowances for depreciation	(173,225)	(156,220)	(158,394)

	257,215	251,365	252,495

Deferred taxes and other deferred charges	41,107	40,448	43,904

	$1,326,566	$1,262,048	$1,353,152

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

				December 31 2003 (Unaudited)	December 31 2002 (Unaudited)	June 30 2003

(in thousands)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Notes payable to banks				$ 201,926	$ 161,944	$ 210,162
Accounts payable:
Trade				35,579	35,646	53,394
Officers and employees				4,928	7,629	10,521
Other				8,052	10,827	9,602
Advances from customers				89,604	77,041	75,119
Accrued expenses				26,060	20,243	28,275
Income taxes				10,450	10,633	14,926
Long-term debt current				1,380	2,013	1,225

Total current liabilities				377,979	325,976	403,224

Long-term debt
Revolving Credit Notes and Other				11,831	12,626	10,250
Convertible Subordinated Debentures				73,328	73,328	73,328
Senior Notes (inclusive of fair value adjustment of $(1,582) at December 31, 2003, $13,835 at December 31, 2002 and $16,319 at June 30, 2003)				323,418	338,835	341,319

				408,577	424,789	424,897

Deferred credits:
Income taxes				4,494	8,941	4,128
Compensation and other				78,432	59,397	65,252

				82,926	68,338	69,380

Minority interest in subsidiaries				987	1,007	1,078

Commitments and contingencies				-	-	-

Stockholders’ equity	Dec. 31 2003	Dec. 31 2002	June 30 2003
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	125,000	125,000	125,000
Issued shares	45,104	44,731	44,737	185,234	183,322	183,361
Unearned compensation – restricted stock				(1,056)	-	-
Retained earnings				277,201	269,888	279,904
Accumulated other comprehensive loss				(5,282)	(11,272)	(8,692)

				456,097	441,938	454,573

				$1,326,566	$1,262,048	$1,353,152

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Six Months Ended December 31, 2003 and 2002 (Unaudited)

	December 31 2003	December 31 2002

(in thousands)
Operating activities
Net income	$ 4,052	$ 11,330
Adjustments to reconcile net income
to net cash used by operating activities:
Depreciation and amortization	16,998	16,415
Deferred items	(7,008)	5,512
Loss on foreign currency transactions	787	461
Changes in operating assets and liabilities	(1,384)	(54,414)

Net cash provided (used) by operating activities	13,445	(20,696)

Investing activities
Purchase of property and equipment	(17,895)	(9,835)
Proceeds from sale of property and equipment	1,132	1,772
Payments received (advances) on notes receivable and
receivable from investees	(527)	2,315
Receipts (payments) for other investments and other assets	2,921	(4,184)

Net cash used by investing activities	(14,369)	(9,932)

Financing activities
Net change in short-term borrowings	(19,940)	(22,300)
Proceeds from long-term borrowings	536	3,693
Repayment of long-term borrowings	(1,233)	(579)
Proceeds from sale of stock	508	-
Debt issuance cost	(1,326)	-
Cash dividends paid to DIMON Incorporated stockholders	(6,755)	(5,591)

Net cash used by financing activities	(28,210)	(24,777)

Effect of exchange rate changes on cash	277	(375)

Decrease in cash and cash equivalents	(28,857)	(55,780)
Cash and cash equivalents at beginning of year	88,932	108,991

Cash and cash equivalents at end of period	$ 60,075	$ 53,211

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003.  The Company's operations are seasonal. Therefore, the results of operations for the six months ended December 31, 2003 are not necessarily indicative of the results to be expected for the nine month fiscal year ending March 31, 2004.

The Company has changed its fiscal year end to March 31 from June 30.  The primary purpose of the change is to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  The Company will file an Annual Report on Form 10-K for the nine month transition period from July 1, 2003 to March 31, 2004.

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

For the three months and six months ended December 31, 2003 and 2002, the computation of diluted earnings per share did not assume the conversion of the Convertible Debentures at the beginning of the period because the inclusion would have been antidilutive.

For the three months ended December 31, 2003, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.  For the three months ended December 31, 2002, and the six months ended December 31, 2003 and 2002, certain potentially dilutive options outstanding were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive.  These shares totaled 2.1 million at a weighted average exercise price of $12.66 per share for the three months ended December 31, 2002, and 2.0 million shares at a weighted average exercise price of $14.01 per share and 2.5 million shares at a weighted average exercise price of $13.06 per share for the six months ended December 31, 2003 and 2002, respectively.

The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding.

	Second Quarter		First Six Months

(in thousands)	2004	2003	2004	2003

Shares
Weighted average number of common shares outstanding	44,768	44,531	44,685	44,528
Restricted shares issued and shares applicable to stock options, net of shares assumed to be purchased from proceeds at
average market price	-	524	682	503
Assuming conversion of 6.25% Convertible Debentures at the beginning of the period	-	-	-	-

Average diluted shares outstanding	44,768	45,055	45,367	45,031

DIMON Incorporated and Subsidiaries

3.	COMPREHENSIVE INCOME The components of comprehensive income were as follows:

	Second Quarter		First Six Months

(in thousands)	2004	2003	2004	2003

Net income (loss)	$(2,406)	$6,272	$4,052	$11,330
Equity currency conversion adjustment	2,613	114	3,364	592
Derivative financial instruments, net of tax of $129 and $50 for the three
months and $38 and $194 for the six months	(273)	96	46	389

Total comprehensive income (loss)	$ (66)	$6,482	$7,462	$12,311

4.	STOCK-BASED COMPENSATION

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

	Second Quarter		First Six Months

(in thousands)	2004	2003	2004	2003

Net income (loss), as reported	$(2,406)	$6,272	$4,052	$11,330
Deduct:
Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(300)	(221)	(608)	(464)

Pro forma net income (loss)	$(2,706)	$6,051	$3,444	$10,866

Earnings per share:
Basic – as reported	$ (.05)	$ .14	$ .09	$ .25
Basic – pro forma	(.06)	.14	.08	.24

Diluted – as reported	$ (.05)	$ .14	$ .09	$ .25
Diluted – pro forma	(.06)	.13	.08	.24

DIMON Incorporated and Subsidiaries

5.	CONTINGENCIES

In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  During the twelve months ended June 30, 2003, the Company resolved an additional $2.0 million of tax, penalties and interest.  As of December 31, 2003, total tax, penalties and interest relating to still unresolved issues is approximately $1.3 million.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, is equivalent to approximately $5.1 million for federal corporate income tax and $2.9 million for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.

          In September 2002, the Company’s Tanzanian operation received an assessment for income taxes equivalent to approximately $1.0 million.  The company has filed a protest and an appeal and is currently awaiting a reply.

          The Company believes it has properly reported its income and paid its taxes in Brazil, Germany and Tanzania in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

          In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  The Company believes that the DGCOMP may be conducting similar investigations in other countries.  The Company subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on the Company’s understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  As anticipated, in December 2003, the EC issued a Statement of Objections (“Statement”) relating to buying practices in Spain.  As expected, the Statement alleges that the buying practices of the tobacco processors and producers in Spain constitute infringements of EU competition laws.  Also as expected, the Statement indicates that the EC intends to assess administrative penalties, but does not provide any indication as to what those penalties may be.  Although it is impossible to assess the amount of any penalties at this time, they could be material to our earnings.  The Company understands that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of any penalties imposed.

          In September 2002, the Argentina National Commission for Defense of Competition (“NCDC”) began an administrative inquiry into the tobacco and cigarette industry in Argentina.  The Company subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC.  The Company cannot predict whether the inquiry will result in any further action by the NCDC.

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At December 31, 2003, the Company is guarantor of an amount not to exceed $163.7 million with $138.8 million outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote, and the accrual recorded for exposure under them was not material at December 31, 2003.

DIMON Incorporated and Subsidiaries

5.	CONTINGENCIES (Continued)

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially be over many years.  The Company is unable to estimate the realizable value of this claim as of December 31, 2003.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $45.2 million as of December 31, 2003.

6.	ISSUANCE OF SENIOR NOTES AND BANK CREDIT FACILITY

On May 30, 2003, the Company completed a private issuance of $125 million principal amount of 7 ¾% Senior Notes (the “7 ¾% Notes”) due 2013 pursuant to Rule 144A under the Securities Act of 1933, and issued a redemption notice for all $125 million of the outstanding 8 7/8% Senior Notes due 2006.  The financial covenants of the 7 ¾% Notes due 2013, are substantially similar to those for the other existing Senior Notes, including restrictions on certain payments.  Concurrent with the completion of the 7 ¾% Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at December 31, 2003 was 4.91%.  The 8 7/8% Senior Notes due 2006, were fully redeemed at June 30, 2003 at a price equal to the principal amount thereof plus 1.5%.

          On October 27, 2003, the Company completed a new three-year $150 million syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.   We continuously monitor our compliance with these covenants. At December 31, 2003 the Company’s consolidated fixed charge coverage ratio was 1.14 to 1.00, which was below the required covenant hurdle of 1.20 to 1.00.  The Company obtained, with unanimous approval from the lender banks, a waiver together with an amendment resetting the required hurdle to 1.00 to 1.00 through the period ending September 29, 2004.  The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 4% at December 31, 2003. We pay a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165 million facility.

7.	Derivative Financial Instruments

Fixed to Floating Rate Interest Swaps

Concurrent with the issuance of $200 million principal amount of 9 5/8% Senior Notes, due 2011, on October 30, 2001, and $125 million principal amount of 7 ¾% Senior Notes, due 2013, on May 30, 2003, the Company entered into derivative financial instruments to swap the entire notional amounts of the Senior Notes to floating interest rates equal to LIBOR plus 4.11% and 3.69%, respectively, set six months in arrears.  The effective interest rates at December 31, 2003 were 5.33% and 4.91% for the $200 million and $125 million issuances, respectively.

          The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  As of December 31, 2003 and 2002 and June 30, 2003, the fair value of the debt increased (decreased) the Senior Notes liability by $(1.6) million, $13.8 million and $16.3 million, respectively, with a corresponding change in the fair value of the derivative financial instruments reflected in Deferred Credits – Compensation and Other.

DIMON Incorporated and Subsidiaries

7.	Derivative Financial Instruments (Continued)

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates, to reduce its exposure to interest rate volatility.  At December 31, 2003, the Company held instruments of this type with an aggregate notional value of $245 million, bearing interest at rates between 4.99% and 6.22%, and with maturity dates ranging from August 23, 2005 to September 21, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the three months ended December 31, 2003 and 2002, the Company recognized non-cash adjustments before income taxes of $(3.8) million and $(.2) million, respectively, from the change in the fair value of these derivative financial instruments.  For the six months ended December 31, 2003 and 2002, the Company recognized non-cash adjustments before income taxes of $(7.7) million and $10.6 million, respectively, from the change in the fair value of these derivative financial instruments.  With the recognition of each charge or credit relating to these instruments, a corresponding amount is recognized in Deferred Credits – Compensation and Other.  At December 31, 2003, there was an aggregate credit of $20.2 million relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

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

Fair Value of Derivative Financial Instruments

As noted, and in accordance with SFAS No. 133, the Company recognizes all derivative financial instruments at fair value regardless of the purpose or intent for holding the instrument.  Fair value estimates are based on information available to management at December 31, 2003, and were determined using quoted market prices and the discounted value of future cash flows.  For the three months ended December 31, 2003 and 2002, accumulated other comprehensive income decreased by $.3 million (net of deferred taxes of $.1 million) and increased $.1 million (net of deferred taxes of $.05 million), respectively, related specifically to accumulated unrealized net gains in 2003 and the reduction of accumulated unrealized net losses in 2002 on forward contracts accounted for as cash flow hedges.  For the six months ended December 31, 2003 and 2002, accumulated other comprehensive income increased by $.05 million (net of deferred taxes of $.04 million) and $.4 million (net of deferred taxes of $.2 million), respectively, related specifically to accumulated unrealized net gains in 2003 and the reduction of accumulated unrealized net losses in 2002 on forward contracts accounted for as cash flow hedges.

8.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”).  FIN 46R requires a new approach in determining if a reporting entity consolidates certain legal entities referred to as variable interests entities (“VIEs”), including joint ventures, limited liability corporations and equity investments.  A VIE is an entity in which the equity investors do not have a controlling interest or has insufficient resources to finance the entity’s activities without receiving additional financial support from the other parties.  Under FIN 46R, consolidation of a VIE is required by the investor with the majority of the variable interests in the entity.  The revised interpretation delays the effective date to periods ending after December 15, 2003 for special purpose entities and to periods ending after March 15, 2004 for all other types of VIE’s.  The adoption of the revised FIN 46R is not expected to be material to the Company’s financial position or results of operations.

In December 2003, the FASB issued a revision to FASB Statement No. 132 – Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FASB No. 132R”).  The revision expands disclosures for defined benefit plans and other postretirement plans in both annual and interim financial statements.  The effective date for FASB No. 132R is for fiscal years ending after December 15, 2003.  Interim period disclosure is required for interim periods beginning after December 15, 2003.  The Company will adopt the additional disclosure requirements beginning with its Transitional Form 10-K for the nine month fiscal year ending March 31, 2004.

DIMON Incorporated and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The following tables summarize certain items in the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.

	As of

	December 31		June 30

(in millions except for current ratio)	2003	2002	2003

Cash and cash equivalents	$ 60.1	$ 53.2	$ 88.9
Net trade receivables	138.7	145.4	179.5
Inventories and advances on purchases of tobacco	580.5	548.0	529.9
Total current assets	828.0	777.7	839.8
Notes payable to banks	201.9	161.9	210.2
Accounts payable	48.6	54.1	73.5
Total current liabilities	378.0	326.0	403.2
Current ratio	2.2 to 1	2.4 to 1	2.1 to 1
Revolving credit notes and other long-term debt	11.8	12.6	10.3
Convertible subordinated debentures	73.3	73.3	73.3
Senior Notes	323.4	338.8	341.3
Stockholders’ equity	456.1	441.9	454.6

Selected cash flow information	As of December 31

	2003	2002

Purchase of property and equipment	$17.9	$ 9.8
Depreciation and amortization	17.0	16.4

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

         Our working capital increased from $436.6 million at June 30, 2003 to $450 million at December 31, 2003.  Our current ratio was 2.2 to 1 at December 31, 2003 compared to 2.1 to 1 at June 30, 2003.  Our current ratio increase results from a decrease in current liabilities of $25.2 million and a current asset decrease of $11.8 million.  The decrease in current liabilities is primarily due to decreases in accounts payable of $24.9 million, decreases in notes payable to banks of $8.3 million, decreases in taxes payable of $4.5 million and decreases in accrued expenses of $2.2 million partially offset by $14.5 million increase in advances from customers.  The decrease in current assets is primarily due to decreases in accounts receivable of $40.8 million and cash of $28.8 million partially offset by a $50.6 million increase in inventories and advances on purchases of tobacco and a $7.3 million increase in recoverable taxes and current deferred tax assets.  The decreases in accounts payable, notes payable to banks, accounts receivable and cash relate primarily to the conclusion of the 2003 Argentine and Brazilian crops.  The decrease in accrued expenses relates to $6.0 million paid in settlement of the DeLoach case in October 2003 partially offset by increased accruals due to purchases of Asian tobacco.  The increase in advances from customers as well as the increase in inventories and advances on purchases of tobacco relate primarily to the 2003 U.S. crop partially offset by the conclusion of the 2003 Argentine and Brazilian crops.  Decreases in taxes payable and increases in current deferred and recoverable taxes relate to a combination of tax payments and provision for taxes based on anticipated current year income.

         Net cash provided by operating activities was $13.4 million in 2003 compared to a $20.7 million usage of cash in 2002.  This increase in cash provided by operating activities is primarily due to $42.1 million less cash used for inventories and advances on purchases of tobacco, $15.1 million more cash provided by accounts receivable and $6.1 million less cash used for accounts payable partially offset by $12.5 million more cash used for deferred items, $7.3 million less cash provided by net income and $6.0 million cash used in 2003 for settlement of the DeLoach case and an additional $3.8 million cash used for income taxes.

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          Net cash used by investing activities was $14.4 million in 2003 compared to $9.9 million in 2002.  The increased usage related to $8.7 million increase in net cash used for property and equipment and $2.8 million decrease in net cash received from notes receivable and $1.0 million of long term VAT deposits in 2002.  The increase in net use was reduced by $4.3 million used to purchase an Indonesian subsidiary in 2002 and the return of $4.5 million of Brazilian tax escrow deposits in 2003.

          Net cash used by financing activities was $28.2 million in 2003 compared to $24.8 million in 2002.  This change relates to $1.2 million more cash used to pay dividends to shareholders, $1.3 million used in securing a new revolving credit agreement and $1.5 million more cash used for net debt repayments partially offset by $0.5 million cash provided from the exercise of stock options.

          At December 31, 2003 we had seasonally adjusted lines of credit of $465.8 million of which $201.9 million was outstanding with a weighted average interest rate of 3.73%.  Unused short-term lines of credit amounted to $215.1 million.  At December 31, 2003, we had $34.5 million of letters of credit outstanding and an additional $14.3 million letters of credit lines available.  Total maximum short term borrowings for the six months were $349.2 million.

          On October 30, 2001, we issued $200 million principal amount of 9 5/8% Senior Notes due 2011.  The proceeds of this Note issuance were used to repay certain existing indebtedness, including all amounts drawn under our $250 million syndicated credit facility then existing.  Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The effective rate at December 31, 2003 was 5.33%.

          On May 30, 2003, we issued $125 million principal amount of 7 3/4% Senior Notes due 2013.  The proceeds of this Note issuance were used to redeem in full $125 million of our outstanding 8 7/8% Senior Notes due 2006.   Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at December 31, 2003 was 4.91%.  The existing 8 7/8% Senior Notes due 2006 were fully redeemed at June 30, 2003.

          On October 27, 2003, we completed a new three-year $150 million syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.   We continuously monitor our compliance with these covenants. At December 31, 2003 our consolidated fixed charge coverage ratio was 1.13 to 1.00, which was below the required covenant hurdle of 1.20 to 1.00.  We obtained, with unanimous approval from the lender banks, a waiver together with an amendment resetting the required hurdle to 1.00 to 1.00 through the period ending September 29, 2004.  The credit facility's initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank's base lending rate, 4% at December 31, 2003. We pay a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165 million facility.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At December 31, 2003, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2004.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Statement of Consolidated Income

	Three Months Ended December 31			Six Months Ended December 31

(in millions)	2003	Increase/ (Decrease)	2002	2003	Increase/ (Decrease)		2002

Sales and other operating revenues	$291.9	$(13.0)	$304.9	$528.4	$(46.7)		$575.1
Gross profit	31.2	(12.2)	43.4	74.8	(23.4)		98.2
Selling, administrative and general expenses	29.8	4.7	25.1	57.2	6.2		51.0
Interest expense	11.1	0.1	11.0	21.8	(1.4)		23.2
Interest income	3.1	2.3	0.8	4.0	2.4		1.6
Derivative financial instruments	(3.8)	(3.6)	(0.2)	(7.7)	(18.3)		10.6
Income taxes	(0.6)	(2.5)	1.9	3.0	(0.5)		3.5
Equity in net loss of investee companies	(0.2)	(0.1)	(0.1)	(0.5)	(0.3)		(0.2)

Net Income (Loss)	$ (2.4)	$ (8.7)	$ 6.3	$ 4.1 *	$ (7.2)	*	$ 11.3

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information

	Three Months Ended December 31			Six Months Ended December 31

(in millions, except per kilo amounts)	2003	Increase/ (Decrease)	2002	2003	Increase/ (Decrease)		2002

Tobacco sales and other operating revenues:
Sales and other operating revenues	$261.7	$(9.8)	$271.5	$474.4	$(54.0)		$528.4
Kilos	90.8	3.7	87.1	179.3	(11.5)		190.8
Average price per kilo	2.88	(0.24)	3.12	2.65	(0.12)		2.77

Processing and other revenues	30.2	(3.2)	33.4	54.0	7.3		46.7

Total sales and other operating revenues	$291.9	$(13.0)	$304.9	$528.4	$(46.7)		$575.1

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002

Sales and other operating revenues decreased $13.0 million or 4.3% from $304.9 million in 2002 to $291.9 million in 2003.  This decrease is due to a $9.8 million decrease from sales and other operating revenues of tobaccos owned and sold and a $3.2 million decrease in processing and other revenues.

          The $9.8 million decrease in sales and other operating revenue of tobacco owned and sold results from a 7.5% decrease in average price per kilo partially offset by a 3.7 million kilo or 4.3% increase in quantities sold.  These changes result primarily from lower quantities of higher priced U.S. tobacco partially offset by higher quantities and prices of non-U.S. tobacco and slightly higher prices of U.S. tobacco.  The sales and other revenues of U.S. tobacco decreased $45.3 million and were partially offset by increases of $35.5 million of non-U.S. tobacco.  Quantities of U.S. tobacco decreased 8.2 million kilos over the previous year resulting in a decrease of $46.0 million in sales.  The decrease in U.S. sales was primarily due to decreased demand from U.S. and non-U.S. customers due to the higher price of U.S. tobacco relative to similar tobacco from other origins and crop reductions as regulated by the USDA-administered Tobacco Program.  Prices of U.S. tobacco increased slightly over the prior year due to product mix, resulting in a slight offsetting increase of $0.7 million. Quantities of non-U.S. tobacco increased primarily due to greater quantities from Europe and Asia and were partially offset by smaller crop yields related to weather in South America and Africa.   Africa has been further impacted by reduced crop sizes due to the continued deterioration of the political and economic situation in Zimbabwe.  An 11.9 million kilo quantity increase of non-U.S. tobacco resulted in a sales increase of  $28.1 million.  Average prices of non-U.S. tobacco increased resulting in an increase of $7.4 million over the prior year primarily due to product mix.

The $3.2 million decrease in processing and other revenues relates primarily to lower quantities of customer owned tobacco processed in the U.S.

Gross profit as a percentage of sales decreased from 14.2% in 2002 to 10.7% in 2003.  Gross profit decreased $12.2 million or 28.1% from $43.4 million in 2002 to $31.2 million in 2003.  The decreases relate primarily to lower quantities of higher margin products due to smaller 2003 crop sizes in South America and Africa as well as decreases in demand for U.S. products.  Gross margin increases from increased quantities in Asia and Europe were negatively impacted by the poor crops in Indonesia and Greece.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended December 31, 2003 Compared to Three Months Ended December 31, 2002 (Continued)

Selling Administrative and general expenses increased $4.7 million or 18.7% from $25.1 million in 2002 to $29.8 million in 2003.  This increase relates primarily to the strength of the euro, sterling and Brazilian real compared to the dollar.  Other increases relate to increased salary and retirement expenses, insurance expense, professional fees and travel expense.  These increases are somewhat offset by the decrease in incentive compensation awards that are directly related to our operating results.

Interest expense increased $0.1 million or 0.9% from $11.0 million in 2002 to $11.1 million in 2003.  The increase was attributable to higher average borrowings substantially offset by lower average rates.

Interest income increased $2.3 million primarily due to interest of $1.7 million on a recovery of a tax deposit in Brazil and higher average deposits.

Derivative financial instruments had a recovery of $0.2 million in 2002 compared to a recovery of $3.8 million in 2003.  These amounts relate to the change in fair value of non-qualifying interest rate swap instruments as discussed in Note 7 of the “Notes to Consolidated Financial Statements.”

Effective income tax rates were 23% in 2002 and 22% in 2003.  The changes in income tax rates relate primarily to the proportional changes in origins of anticipated results for the nine months ended March 31, 2004 compared to the twelve months ended June 30, 2003.

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002

Sales and other operating revenues decreased 8.1% from $575.1 million in 2002 to $528.4 million in 2003.  The decrease of $46.7 million is a combination of a $54.0 million decrease in sales and other operating revenues of tobacco owned and sold and a $7.3 million increase in processing and other revenues.

          The $54.0 million decrease in sales and other operating revenues of tobacco owned and sold results from a $0.12 or 4.3% decrease in the average price per kilo and a 11.5 million kilo or 6.0% decrease in quantities sold.  This change results from decreases in quantities and average prices of U.S. tobacco and decreases in quantities of non-U.S. tobacco.  The sales and other revenues of non-U.S. tobacco decreased $7.2 million and U.S. tobacco decreased $46.8 million. Quantities of non-U.S. tobacco decreased 3.1 million kilos over the prior year resulting in decreased revenues of $7.2 million.  Decreased crop yields in South America and Africa, as a result of weather, impacted our operations but were offset by increases in quantities in Asia due to increased customer demand and in Europe primarily due to timing of shipments of oriental tobacco.  Average prices of non-U.S. tobacco remained constant.  Africa has been further impacted by reduced crop sizes due to the continued deterioration of the political and economic situation in Zimbabwe.  Quantities of U.S. tobacco sold decreased 8.4 million kilos over the previous year resulting in a $45.7 million decrease in sales.  The decrease in the U.S. quantities was primarily due to reduced sales to U.S. and non-U.S. customers and crop reductions as regulated by the USDA-administered Tobacco Program.  Average prices of U.S. tobacco decreased resulting in a $1.1 million decrease primarily due to product mix as the quantity reductions were comprised of higher priced product.

          The $7.3 million increase in processing and other revenues relates primarily to higher quantities of non-tobacco products sold offset by decreases in quantities of customer owned tobacco processed in the U.S.

Gross profit as a percentage of sales decreased from 17.1% in 2002 to 14.2% in 2003.  Gross profit decreased $23.4 million or 23.8% from $98.2 million in 2002 to $74.8 million in 2003.  The decreases relate primarily to the decreases in volume in South America, Africa and the U.S. and are partially offset by increases in volume in Europe of oriental tobacco.  Gross profit decreased in Africa due to higher costs of product. In Europe, the impact on gross margin from increased volumes of oriental tobacco was partially offset by the poor crop in Greece.  Increased volumes in Asia consisted of lower margin products and were further impacted by the poor Indonesian crop.

Selling Administrative and general expenses increased $6.2 million or 12.2% from $51.0 million in 2002 to $57.2 million in 2003.  This increase relates primarily to the strength of the euro, sterling and Brazilian real compared to the dollar.  Other increases relate to increased salary and retirement expenses, insurance expense, professional fees and travel expense.  These increases are somewhat offset by the decrease in incentive compensation awards that are directly related to our operating results.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Six Months Ended December 31, 2003 Compared to Six Months Ended December 31, 2002 (Continued)

Interest expense decreased $1.4 million or 6.0% from $23.2 million in 2002 to $21.8 million in 2003.  The decrease is attributable to a $2.8 million decrease from lower average rates offset by an increase of $1.4 million from higher average borrowings.

Interest income increased $2.4 million due to interest of $1.7 million on a recovery of a tax deposit in Brazil and higher average deposits.

Derivative financial instruments had a charge of $10.6 million in 2002 compared to a recovery of $7.7 million in 2003.  These amounts relate to the change in fair value of non-qualifying interest rate swap instruments as discussed in Note 7 of the “Notes to Consolidated Financial Statements.”

Effective income tax rates were 23% in 2002 and 40% in 2003.  The changes in income tax rates relate primarily to the proportional changes in origins of anticipated results for the nine months ended March 31, 2004 compared to the twelve months ended June 30, 2003.

OUTLOOK AND OTHER INFORMATION:

We believe that global supply and demand for leaf tobacco is relatively balanced, and that the raw material inventories held by our customers are largely in equilibrium with their production forecasts.  However, we continue to review our global production capacity and organization to ensure that it matches current crop requirements, particularly in light of the ongoing transition of global sourcing away from Zimbabwe and the United States, primarily to South America.  To this end, we anticipate making further adjustments to our United States operations and recognizing a related charge during the quarter ending March 31, 2004.  We are in the process of evaluating the specific actions to be taken and have not yet determined the amount of the related charge, although it could be material

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations. The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the 2004 tobacco crop is projected to decline by approximately 30% in comparison to the prior year crop.  If the political situation continues to deteriorate, our ability to recover our assets there could be impaired.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K/A for the fiscal year ended June 30, 2003 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

DIMON Incorporated and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS: (Continued)

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange losses in our statements of income of $.8 million and $.5 million for the six months ended December 31, 2003 and 2002, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Item 4. Controls and Procedures

An evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2003.  Based on that evaluation, the Company’s management, including the CEO and CFO, has concluded that the Company’s disclosure controls and procedures are effective. During the second quarter of fiscal 2004, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

DIMON Incorporated and Subsidiaries

Part II. Other Information

Item 1. Legal Proceedings

In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  We believe that the DGCOMP may be conducting similar investigations in other countries.  Our subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, we believe there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  As anticipated, in December 2003, the EC issued a Statement of Objections (“Statement”) relating to buying practices in Spain.  As expected, the Statement alleges that the buying practices of the tobacco processors and producers in Spain constitute infringements of EU competition laws.  Also as expected, the Statement indicates that the EC intends to assess administrative penalties, but does not provide any indication as to what those penalties may be.  Although it is impossible to assess the amount of any penalties at this time, they could be material to our earnings.  We understand that the cooperation of our subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of any penalties imposed.

In September 2002, the Argentina National Commission for Defense of Competition (“NCDC”) began an administrative inquiry into the tobacco and cigarette industry in Argentina.  Our subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC.  We cannot predict whether the inquiry will result in any further action by the NCDC.

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on November 6, 2003.

(b) Nine nominees were elected to the board of directors as follows:

Nominees	Votes For	Votes Withheld

Hans B. Amell	39,987,499	1,021,269
R. Stuart Dickson	39,775,247	1,233,521
Henry F. Frigon	39,989,126	1,019,642
C. Richard Green, Jr.	39,982,888	1,025,880
John M. Hines	39,773,154	1,235,614
James E. Johnson, Jr.	39,788,903	1,219,865
Thomas A. Keller	39,981,434	1,027,334
Norman A. Scher	39,991,316	1,017,452
William R. Slee	39,986,472	1,022,296

In addition the following directors remained in office after the meeting: Brian J. Harker, Joseph L. Lanier, Jr., Albert C. Monk III and Martin R. Wade III.

(c) The DIMON Incorporated 2003 Incentive Plan was approved by a vote of 26,303,153 shares in favor, 6,019,454 shares against, 1,122,522 abstaining and 7,563,639 broker non votes.

DIMON Incorporated and Subsidiaries

Part II. Other Information

Item 5. Other Information

On June 23, 2003, the Company's Board of Directors resolved to change the Company's fiscal year-end from June 30 to March 31.  The Company will file an Annual Report on Form 10-K on or before June 14, 2004 to cover the nine-month transition period from July 1, 2003 to March 31, 2004.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits		See Index of Exhibits after Signature Page

(b)	Current Reports on Form 8-K	-	November 4, 2003 – Item 7, DIMON Reports First Quarter 2004 Earnings Company Confirms Fiscal 2004 Earnings Guidance and Item 12, Results of Operations and Financial Condition
		-	November 6, 2003 – Item 5 and 7, DIMON Holds Annual Shareholders Meeting; Announces Quarterly Dividend
		-	December 19, 2003 – Item 5, Other Events

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
Date: February 4, 2004	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

INDEX OF EXHIBITS

Exhibits

10.1	Credit Agreement, dated October 27, 2003, by and among DIMON Incorporated and the Lenders named therein (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

