Form 10-K
period 2004-03-31
DIMON INC
filed 2004-06-10
CIK 939930

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[ ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED March 31, 2004

[X]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM July 1, 2003 TO March 31, 2004.

COMMISSION FILE NUMBER 1-13684

DIMON Incorporated

Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567
512 Bridge Street, Danville, Virginia 24541

Telephone Number (434)792-7511

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (no par value)	New York Stock Exchange
Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on December 31, 2003, was approximately $296,000,000.  In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates.  This assumption shall not be deemed conclusive for any other purpose.  As of June 7, 2004, there were 45,161,954 shares of Common Stock outstanding.

INFORMATION INCORPORATED BY REFERENCE

Certain information contained in the July 14, 2004 Proxy Statement for the Annual Meeting of Shareholders (to be held August 26, 2004) of the registrant is incorporated by reference into Part III hereof.

TABLE OF CONTENTS
PART I
ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED BALANCE SHEET
STATEMENT OF STOCKHOLDERS' EQUITY
STATEMENT OF CONSOLIDATED CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

THE COMPANY

DIMON Incorporated believes it is the second largest independent leaf tobacco merchant in the world and ships tobacco to manufacturers of cigarettes and other consumer tobacco products in approximately 90 countries around the world.

BUSINESS DESCRIPTION

Product

The world's large multinational cigarette manufacturers, with one exception, rely primarily on independent leaf tobacco merchants such as DIMON to supply the majority of their leaf tobacco needs.  Leaf tobacco merchants select, purchase, process, store, pack, ship and, in certain developing markets, provide agronomy expertise and financing for growing leaf tobacco.  Our revenues are primarily comprised of sales of processed tobacco and fees charged for processing and related services to manufacturers of tobacco products around the world.  We do not manufacture cigarettes or other consumer tobacco products.

We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes.  International brand cigarettes include Virginia cigarettes that contain only flue-cured tobaccos as well as American blend cigarettes.  American blend cigarettes contain approximately 50% flue-cured, 37% burley and 13% oriental tobacco, contain less tar and nicotine and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world.  Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Asia, Central and Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of international brand cigarette markets.

-2-

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

Geographic Regions of Operation

We have developed an extensive international network through which we purchase, process and sell tobacco.  In addition to our processing facilities in Virginia and North Carolina, we own or have an interest in processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Bulgaria, Greece, Kyrgyzstan, Macedonia and Turkey, the leading exporters of oriental tobacco.  We also have processing facilities in Germany, Indonesia, Italy, Tanzania and Thailand. We have historically contracted with third parties for the processing of tobacco in certain countries including Argentina, Canada, Chile, China, Congo, Guatemala, India, Spain and certain countries of the former Soviet Union.  In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China and India.

We purchase tobacco in more than 40 countries.  Although a significant portion of the dollar value of tobacco we purchase is produced in the United States, the relative importance of tobacco grown overseas to our profitability has increased steadily.  During the nine months ended March 31, 2004, approximately 26% of the dollar value of tobacco we purchased was purchased in the United States.  The recent decreases in U.S. tobacco purchases, due to the shift to direct contract buying, are discussed in "Purchasing" below.  Approximately 15%, 8%, 6%, 5% and 4% of the dollar value of tobacco we purchased during fiscal 2004 was purchased in Brazil, Zimbabwe, China, Argentina and Turkey, respectively.  The remaining 36% was purchased in more than 35 different countries with no single country accounting for more than 4%.

Through our wholly-owned subsidiary, Compania General de Tabacos de Filipinas S.A. ("CdF"), we are also a leading international dealer in dark tobaccos typically used for cigars and smokeless tobacco products.  CdF maintains its administrative and sales headquarters in Barcelona, Spain, and has operations in the major dark tobacco producing countries including Cameroon, Colombia, Dominican Republic, Indonesia, Northern Brazil, Paraguay and the Philippines.

Purchasing

Tobacco is purchased at auction or directly from growers. In the United States, flue-cured and burley tobacco crops were traditionally sold at public auction, but these markets have undergone a fundamental change in recent years. There has been a significant shift from auction markets to purchasing directly from growers ("direct contract buying").  The U.S. Department of Agriculture has reported that approximately 75% of both the 2003 U.S. flue-cured and U.S. burley tobacco crops were sold through direct contract buying.  A number of our significant U.S. customers now purchase green tobacco directly from the growers. Although the tobacco purchased directly from growers by our customers has continued to be processed in our U.S. facilities, we no longer take ownership of that tobacco and no longer record sales revenues associated with its resale.  Under the direct contract buying system, purchasers generally buy a farmer’s entire tobacco crop.  The majority of our purchases of U.S. flue-cured and burley tobacco are made through the direct contract buying system where we buy the farmer’s entire crop. With respect to tobacco purchased by us through this system (and to which we still take title), we assume the risk of matching the quantities and grades needed by our customers to the entire crop we must purchase under contract.  As a result, we work closely with our customers in advance of the crop to estimate our customer requirements and use these estimates as the basis to contract tobaccos directly from farmers.  However, this arrangement has increased the possibility that we may accumulate inventories of grades of tobacco that our customers do not need.  With respect to tobacco purchased directly by our customers (and to which we do not take title), the customer assumes the risk of loss of such tobacco while it is located at our facilities or enroute to and from our facilities.  When we purchase under an auction system, we continue to purchase tobaccos primarily to match specific customer orders.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Production and sales of U.S. tobacco have declined significantly in recent years.  The price of U.S. flue-cured and burley tobacco is supported under an industry-funded federal government quota system that also regulates tobacco production.  The price support system has caused U.S. grown tobacco to be much more expensive than most non-U.S. tobacco, resulting in a declining trend in both exports and purchases by U.S. manufacturers.  See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

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

In non-auction markets such as Argentina, Brazil, Bulgaria, China, Greece, Guatemala, Indonesia, Italy, Kyrgystan, Mexico, Spain, Tanzania, Thailand and Turkey, we purchase tobacco directly from growers or from local entities that have arranged for purchase from growers.  We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders.  Our arrangements with growers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital.  For example, in Brazil, we generally contract to purchase a grower's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered.  Pursuant to these purchase contracts, we provide growers with fertilizer and other materials necessary to grow tobacco and may either directly loan or guarantee Brazilian rural credit loans to growers to finance the crop.  Under longer-term arrangements with growers, we may also finance or guarantee financing on growers' construction of curing barns.   In addition, our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop.  In other non-auction markets, such as Argentina and China, we buy tobacco from local entities that have purchased tobacco from growers and supervise the processing of that tobacco by those local entities.  We believe that our long-standing relationships with our customers are vital to our purchasing operations outside of the auction markets.

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

 In the United States we process tobacco acquired by various stabilization cooperatives under the domestic price support program.  We can derive significant revenues from the fees charged for these processing services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program.  While these revenues are not material to our net sales, they result in additional recovery of fixed costs that may be significant to gross profit.   See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

Customers and Selling Arrangements

Customers

We ship tobacco to manufacturers of cigarettes and other consumer tobacco products located in approximately 90 countries around the world.  We ship to international locations designated by these manufacturers.  A majority of the shipments of tobacco are to factories of these manufacturers that are located outside the United States.  In certain countries, we also use commissioned agents to supplement our selling efforts.

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  Of our 2004, 2003, and 2002 sales and other operating revenues, approximately 16%, 21% and 22%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. and approximately 18%, 17% and 13%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Altria Group, Inc.  No other customer accounts for more than 10% of our sales.  We generally have maintained relationships with our customers for over sixty years.  In fiscal 2004, we delivered approximately 22% of our tobacco sales to customers in the United States, approximately 38% to customers in Europe and the remainder to customers located in Asia, Africa and elsewhere.

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

Currently, there are three major global independent leaf tobacco merchants, including DIMON, and all are dependent upon a few large cigarette manufacturing customers.  The primary global independent leaf tobacco merchants are Universal Corporation, DIMON and Standard Commercial Corporation.  We believe that, based on revenues, we rank second among these global independent leaf tobacco merchants.  We further believe that among these global independent leaf tobacco merchants, we have the largest or second largest operations in Argentina, Brazil, China, Greece, Guatemala, Mexico, Spain, Thailand, Turkey and Zimbabwe.  Universal's operations in the United States, Brazil and Africa are considerably greater than ours.

In addition to the three primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from farmers, and other industry players are entering the leaf purchasing and processing business.  We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level.  These new independent merchants are buying an increasing portion of the crops in certain international markets, particularly Brazil, where the new entrants have been able to capitalize in the global transition to that market.  In the United States, the Flue-Cured Tobacco Stabilization Cooperative (“FCTSC”) has announced its intention to purchase the Vector facility in Roxboro, North Carolina.  That facility will enable the FCTSC to process tobacco and manufacture cigarettes.

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

Mature tobacco, prior to being processed and packed, is a semi-perishable commodity.  The production cycle for redrying and packing is relatively short.  For example, flue-cured tobacco in the U.S. is generally processed, packed and invoiced within the same five-month period (July through November) that it is purchased.  During this period, inventories of unprocessed tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession.  Current liabilities, particularly advances from customers and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets.  Increasing amounts of U.S.-grown burley and foreign tobacco are now being processed in periods other than July through November, reducing the seasonal fluctuations in working capital.  At March 31, the end of our fiscal year, the seasonal components of our working capital reflect primarily the operations related to foreign grown tobacco.

Research and Development

We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies.  However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Employees

Our consolidated entities employed approximately 4,100 persons, excluding seasonal employees, in our worldwide operations at March 31, 2004.  In the U.S. operations, our consolidated entities employed approximately 400 employees at March 31, 2004.  During processing periods the seasonal employees in the United States would number approximately 900.  Most U.S. seasonal employees are covered by collective bargaining agreements with two local labor unions.  None of our full-time employees are covered by collective bargaining agreements with the exception of approximately 40 factory personnel.  In the non-U.S. operations, our consolidated entities employed approximately 3,700 persons, excluding approximately 12,000 seasonal employees, at March 31, 2004.  We consider our employee relations to be satisfactory.

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

-6-

EXECUTIVE OFFICERS OF DIMON INCORPORATED

The following information is furnished with respect to the Company’s executive officers who were serving in the capacities indicated as of March 31, 2004. Executive officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
Brian J. Harker	54	Chairman and Chief Executive Officer

Steven B. Daniels	46	President and Chief Operating Officer

James A. Cooley	53	Senior Vice President - Chief Financial Officer

H. Peyton Green, III	54	Executive Vice President – Sales Director

Don C. Hare	49	Vice President - Human Resources

Thomas C. Parrish	56	Senior Vice President - Chief Legal Officer and Secretary

The business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Brian J. Harker was elected Chairman and Chief Executive Officer in March 2003.  Mr. Harker served as President and Chief Executive Officer from May 1999 to February 2003.  He held the position of President and Chief Operating Officer from March 1999 to April 1999.

Steven B. Daniels was elected President and Chief Operating Officer in March 2003.  Previously, he was Senior Vice President – Operations Director from October 2001 until February 2003.  Mr. Daniels held the position of Senior Vice President-Regional Director Latin America/Africa from March 1999 to October 2001.

James A. Cooley has held the position of Senior Vice President – Chief Financial Officer since February 1999.

H. Peyton Green, III was appointed Executive Vice President – Sales Director in November 2003.  Previously, he served as Senior Vice President – Sales Director from October 2001 to November 2003.  Mr. Green held the position of Senior Vice President – Sales and Marketing from November 1998 to October 2001.

Don C. Hare has served as Vice President – Human Resources since January 2001.  Prior to joining DIMON, he was employed by Ensco Marine, an offshore oil rig leasing company, as Manager of Human Resources from October 2000 to January 2001.  Mr. Hare worked as a general human resources and environmental health & safety consultant from October 1999 until October 2000.  He held the position of Vice President-Human Resources and Environmental Health & Safety for Citizens Utilities, a regulated utility and telecommunications company from July 1997 to October 1999.

Thomas C. Parrish was appointed Senior Vice President – Chief Legal Officer & Secretary in October 2001.  Previously, he served as Senior Vice President – Corporate Affairs & Secretary from November 1999 to October 2001.  Mr. Parrish held the position of Senior Vice President – Corporate Affairs from October 1997 to November 1999.

ITEM 2. PROPERTIES

Following is a description of our material properties

Corporate
Our corporate headquarters are located in Danville, Virginia.

Facilities

We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season.  While we believe our processing facilities have been efficiently utilized, we have conducted a strategic review to compare our production capacity and organization with the major transition occurring in global sourcing of tobacco.  We also believe our domestic processing facilities and certain foreign processing facilities have the capacity to process additional volumes of tobacco if required by customer demand.

-7-

The following is a listing of the various material properties used in operations all of which are owned by us:

LOCATION	USE	AREA IN SQUARE FEET
UNITED STATES
DANVILLE, VA.	FACTORY/STORAGE	1,867,000
FARMVILLE, N.C.	FACTORY/STORAGE	895,000
LAKE CITY, S.C.	STORAGE	252,000
ROCKY MOUNT, N.C.	FACTORY/STORAGE	239,000

SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE	1,141,000
SANTA CRUZ, BRAZIL	FACTORY/STORAGE	896,000
VERA CRUZ, BRAZIL	STORAGE	311,000

AFRICA
HARARE, ZIMBABWE	FACTORY/STORAGE	1,080,000
LILONGWE, MALAWI	FACTORY/STORAGE	796,000
MOROGORO, TANZANIA	FACTORY/STORAGE	741,000
LUBUMBASHI, DEMOCRATIC REPUBLIC OF CONGO	STORAGE	288,000

EUROPE
IZMIR, TURKEY	FACTORY(2)/STORAGE	898,000
SPARANISE, ITALY	FACTORY/STORAGE	466,000
THESSALONIKI, GREECE	FACTORY/STORAGE	414,000
KARLSRUHE, GERMANY	FACTORY/STORAGE	236,000

ASIA
LAMPHUN, THAILAND	FACTORY/STORAGE	186,000

ITEM 3. LEGAL PROCEEDINGS

In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  We believe that the DGCOMP may be conducting similar investigations in other countries.  Our subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, we believe there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  In December 2003 and February 2004, the EC issued Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy, respectively.  The Statements allege that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EU competition laws.  The Statements indicated that the EC intends to assess administrative penalties, but did not provide any indication as to what those penalties may be.  Both Agroexpansion and DIMON Italia have filed a response to the Statements of Objections relating to Spain and Italy, respectively. The EU conducted an oral hearing on the Spanish matter in March 2004 and has scheduled an oral hearing for the Italian matter during June.  Although it is impossible to assess the amount of any penalties at this time, they could be material to our financial condition or results of operations.  We believe that the cooperation of our subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of any penalties that otherwise could be imposed.

In September 2002, the Argentina National Commission for Defense of Competition (“NCDC”) began an administrative inquiry into the tobacco and cigarette industry in Argentina.  Our subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC.  We cannot predict whether the inquiry will result in any further action by the NCDC.

We recently discovered potential irregularities with respect to certain bank accounts in two countries in southern Europe and central Asia.  Our Audit Committee of the Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on our historical financial statements, there have been payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  We voluntarily reported the payments to the appropriate U.S. authorities.  We have closed the accounts in question and are implementing personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff in Europe and enhancement of existing training programs.

ITEM 3. LEGAL PROCEEDINGS (Continued)

 If the U.S. authorities determine that there have been violations of the Foreign Corrupt Practices Act, they may seek to impose sanctions on us that may include injunctive relief, disgorgement, fines, penalties and modifications to business practices.  It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose.  It is also not possible to predict how the government’s investigation or any resulting sanctions may impact our business, results of operations or financial performance, although any monetary penalty assessed may be material to our results of operations in the quarter in which it is imposed.  We will continue to cooperate with the authorities in these matters.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DIMON Incorporated's common stock is traded on the New York Stock Exchange, under the ticker symbol "DMN." The Common Stock began trading on the NYSE on April 3, 1995.

The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated.

	DIMON Common Stock
	High	Low	Dividends Declared
Nine Months Ended March 31, 2004
Third Quarter	$ 7.25	$6.28	$.075
Second Quarter	7.60	6.40	.075
First Quarter	7.46	6.53	.075

Year Ended June 30, 2003
Fourth Quarter	$ 7.44	$5.69	$.075
Third Quarter	7.50	5.60	.075
Second Quarter	6.60	5.35	.075
First Quarter	7.00	5.45	.05

As of March 31, 2004, there were approximately 5,945 shareholders, including approximately 5,069 beneficial holders of DIMON Incorporated's Common Stock. DIMON pays dividends quarterly.

We are subject to certain restrictions on our ability to pay dividends.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results."

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS DIMON Incorporated and Subsidiaries

	Nine Months
(in thousands, except per share amounts	Ended	Years Ended June 30,
and number of stockholders)	March 31, 2004	2003	2002	2001	2000
Summary of Operations
Sales and other operating revenues	$835,291	$1,268,752	$1,255,741	$1,396,275	$1,465,369
Restructuring and asset
impairment charges (recovery)	29,480	-	-	(1,384)	(211)
Income (loss) from continuing
operations before cumulative
effect of accounting changes
and extraordinary item	(32,868)	26,280	27,476	24,997	17,988
Cumulative effect of accounting
changes, net of income taxes	-	-	-	(103)	-
Extraordinary item -
Iraqi receivable recovery,
net of income taxes	-	1,777	-	-	-
Net Income (Loss)	$(32,868)	$ 28,057	$ 27,476	$ 24,894	$ 17,988

Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing
operations before cumulative
effect of accounting changes
and extraordinary item	$ (.73)	$ .59	$ .62	$ .56	$ .40
Net income (loss)	(.73)	.63	.62	.56	.40

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing
operations before cumulative
effect of accounting changes
and extraordinary item	(.73)*	.58*	.61*	.56*	.40*
Net income (loss)	(.73)*	.62*	.61*	.56*	.40*

Dividends paid	.225	.275	.20	.20	.20
Book value	9.19	10.16	9.74	9.23	9.06

Balance Sheet Data
Working capital (1)	$ 418,983	$ 436,544	$ 429,059	$ 172,863	$ 433,735
Total assets	1,357,404	1,353,152	1,277,090	1,182,089	1,266,749
Revolving Credit Notes and
Other Long-Term Debt (1)	347,681	351,569	328,883	128,641	400,856
Convertible Subordinated
Debentures	73,328	73,328	73,328	73,328	73,328
Stockholders' equity	414,885	454,573	434,663	411,539	403,504

Other Data
Ratio of Earnings to Fixed Charges (2)	-	1.69	1.75	1.61	1.44
Common shares outstanding at year end	45,162	44,737	44,640	44,575	44,525
Number of stockholders at year end (3)	5,945	5,946	6,025	4,611	4,899

*    Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.  For the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

(1) Working capital increased in fiscal 2002 due to the issuance of long-term debt which was used to refinance both the current portion of long-term debt and other short-term debt.  See Note F to the "Notes to Consolidated Financial
      Statements."

(2) In 2004, fixed charges exceeded earnings by approximately $35.7 million.

(3) Includes the number of stockholders of record and non-objecting beneficial owners.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Executive Overview

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Operating Results

From the outset of our shortened fiscal year we anticipated that our financial results would be relatively weak due to the ongoing major transition in global sourcing of leaf tobacco.  Specifically, we anticipated that fiscal 2004 would be negatively affected by ongoing crop declines in both the United States and Zimbabwe.  Due to the shortened year, we were unable to benefit from much larger South American crops which would have substantially offset this negative impact.  As the year progressed, that situation was aggravated by weather related declines in prior year crops in both Brazil and Malawi.  These global conditions resulted in lower sales and other operating revenues.

          Our financial results further suffered from the effect of the profoundly weak U.S. dollar, which inflated our reported selling, administrative and general expenses and depressed gross profits on our largely U.S. dollar denominated global sales.  Our gross profit for the 2004 fiscal year also reflects a $4.5 million lower-of-cost-or-market charge against inventories during the third quarter, most of which relates to Italian operations where the anticipated U.S. dollar revenue generated from the tobacco, in comparison to the Euro-denominated costs to produce that tobacco, did not justify the inventory’s carrying value.

Restructuring and Asset Impairment Charges

As a consequence of the ongoing transition in global sourcing of leaf tobacco and over-capacity within certain markets of the industry, we initiated a strategic review in the period to adjust our production capacity and organization to better match current requirements. This review resulted in restructuring and asset impairment charges of $29.5 million in fiscal 2004.  The major initiatives are highlighted below followed by further discussion.  See Note B to the “Notes to Consolidated Financial Statements.”

     ●  United States and European fixed asset impairment charges, primarily machinery and equipment, were $16.8 million and severance and other costs for employees notified were $1.7 million.

A restructuring plan designed to improve long-term profitability was approved by our Board of Directors.  The decision to implement this restructuring plan, especially the closure of our Danville processing facility, has been a difficult one and we regret the dislocation it will inevitably cause our employees.  However, we expect that the non-competitive leaf prices for U.S. grown tobacco will continue to diminish the volume of tobacco available to process in this country, and that consolidating our U.S. production into a single facility will enable us to continue to compete effectively while serving our customers.  In Europe, the expected reduction or elimination of EU subsidies to tobacco growers will make these markets extremely challenging, and we are exiting those European markets that show insufficient growth and profitability opportunities.  As a result of these actions in the United States and Europe, we also expect to incur additional severance charges, estimated at $7 million, in our 2005 fiscal year.

     ●  In Zimbabwe, fixed asset impairment charges, relating to land and buildings no longer used in operations, were  $4.9 million.

Although we remain committed to Zimbabwe as a major source of good quality, reasonably priced leaf tobacco, diminished forecasted cash flows related to the continued political and social instability in that country have impaired the value of certain non-production assets there.

     ●  Impairment charges related to a non-tobacco investment totaled $6.1 million.

The results for the third quarter also reflect additional asset impairment charges in connection with an investment in a newly consolidated U.S.-based non-tobacco business.  These charges include asset impairment charges of $.7 million and $5.4 million for goodwill impairment.

Covenant Compliance

As a consequence of our weak financial results at March 31, 2004, we were again unable to remain in compliance with the consolidated fixed charge coverage ratio covenant in our syndicated bank credit facility.  As explained in more detail under “Liquidity and Capital Resources” we obtained a waiver and amendment resetting the required coverage ratio to lower but escalating levels through fiscal year 2005.

Outlook

We will continue to focus on regions of the world that are growing in market importance in an effort to achieve profitable financial results.  We believe that the restructuring plans should position us to better capitalize on anticipated larger crops in South America, and allow us to focus on delivering outstanding customer service, exercise expense discipline and maintain a strong balance sheet over the long term.  Although we are optimistic about the longer-term effects of our restructuring plans, it is too early to quantify the benefits that facility consolidation and strategic sourcing will have on our cost structure.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Change in Fiscal Year

On June 23, 2003, our Board of Directors adopted a change in fiscal year end from June 30 to March 31.  The primary purpose of the change is to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  Our predecessor companies selected the June 30 fiscal year end many years ago when operations were substantially domestic because it matched the U.S. crop cycle. However, given the importance of our international operations today, particularly those in South America, a March 31 year-end is a more appropriate fiscal end.  As a result of this change, we are reporting a nine month transition year ending March 31, 2004. Our new fiscal year 2005 commenced on April 1, 2004. In order to facilitate comparison with the nine month period ended March 31, 2004, we have provided condensed consolidated financial data for the nine month period ended March 31, 2003 (unaudited) in Note A to the “Notes to Consolidated Financial Statements.”

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

          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions.  Our critical accounting policies have been reviewed with the Audit Committee of the Board of Directors.

Inventories

Inventories are valued at the lower of cost or market. Inventories are reviewed and written down for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, additional write downs to lower of cost or market value may be required.  Inventory write downs as of March 31, 2004 and June 30, 2003 were $7.7 million and $3.5 million, respectively.

Income Taxes

We operate in multiple tax jurisdictions both inside and outside the United States.  Accordingly, we must estimate current income tax provisions in each of these jurisdictions as well as assess the income tax effects resulting from differing treatment of items for financial reporting and income tax purposes. We are also subject to tax audits in each of these jurisdictions, which could result in changes to estimated income tax expense.  Because tax audit adjustments in certain jurisdictions can be significant, we record accruals representing our best estimate of the probable resolution of these matters.  In determining the valuation allowances to establish against deferred tax assets, we consider many factors, including the specific taxing jurisdiction, any applicable loss or credit carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction.  A valuation allowance is recorded if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred tax asset will not be realized.  These factors could be subsequently affected by changes in future taxable income and its sources and by changes in U.S. or foreign tax laws. Our effective income tax rate could be impacted by changes in these factors.  See Note J to the "Notes to Consolidated Financial Statements" for further disclosure on income taxes.

Goodwill and Other Intangible Assets

We test the carrying amount of goodwill annually as of the first day of  the last quarter of our fiscal year and whenever events or circumstances indicate that impairment may have occurred. Impairment testing is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” Impairment testing is based on a discounted cash flow approach to determine fair value. The determination of fair value requires significant management judgment including estimating future sales volumes, growth rates of selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate. We also test the sensitivities of these fair value estimates to changes in our earnings growth rate and discount rate.

-12-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

A one-percentage-point decrease in the earnings growth rate would not indicate possible impairment.  At January 1, 2004, the discount rate would need to increase more than 84 basis points before a possible impairment would be indicated. If the carrying amount of the net assets exceeds fair value, a possible impairment would be indicated. If a possible impairment is indicated, we would estimate the implied fair value of goodwill by comparing the carrying amount of the net assets excluding goodwill to the total fair value. If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded. We also use judgment in assessing whether we need to test more frequently for impairment than annually. Factors such as unexpected adverse economic conditions, competition and other external events may require more frequent assessments.  See Notes A and B to the “Notes to Consolidated Financial Statements” for further disclosure of goodwill and impairment.

We have no intangible assets with indefinite useful lives. We have other intangible assets with a gross carrying amount of approximately $18.7 million and a net carrying amount of about $10.5 million. These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred. If the carrying amount of an intangible asset exceeds its fair value based on estimated future undiscounted cash flows, an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows. We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives. The factors considered are similar to those outlined in the goodwill impairment discussion above.  See Note A to the “Notes to Consolidated Financial Statements.”

Property and Depreciation

Estimating the useful lives of property, plant and equipment requires the exercise of management judgment, and actual lives may differ from these estimates. Changes to these initial useful life estimates are made when appropriate. Property, plant and equipment are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future cash flows. Impairment testing requires significant management judgment including estimating the future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets. An asset impairment would be indicated if the sum of the expected future cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.  The fair value of the asset could be different using different estimates and assumptions in these valuation techniques which would increase or decrease the impairment charge.  See Note B to the “Notes to Consolidated Financial Statements” for further disclosure of asset impairment.

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

Salary increase assumption:  The salary increase assumption reflects our expectations with respect to long-term salary increases of its workforce.  Historical pay increases, expectations for the future, and anticipated inflation and promotion rates are considered in developing this assumption.

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

Termination and Retirement Rates:  Termination and retirement rates are based on standard tables reflecting past experience and anticipated future experience under the plan.  No early retirement rates are used since benefits provided are actuarially equivalent and there are not early retirement subsidies in the plan.

Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly.  Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $1.7 million in the twelve months ended March 31, 2005 as compared to the nine months ended March 31, 2004.  We continually evaluate ways to better manage benefits and control costs.  For fiscal 2005, we are considering several alternatives to our postretirement benefits which could significantly reduce our costs.  The cash contribution to our cash balance plan in 2004 was $0.9 million and is expected to be $0.6 million in 2005.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)
Pensions and Postretirement Health Care and Life Insurance Benefits (Continued)

The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension Plans)
1% increase in discount rate	$ (6,958)	$ (428)
1% decrease in discount rate	$ 8,046	$ 482

1% increase in salary increase assumption	$ 1,820	$ 340
1% decrease in salary increase assumption	$ (1,571)	$ (288)

1% increase in cash balance crediting rate	$ 849	$ 93
1% decrease in cash balance crediting rate	$ (831)	$ (87)

1% increase in rate of return on assets		$ (237)
1% decrease in rate of return on assets		$ 236

Change in Assumption (Other Postretirement Benefits)
1% increase in health care cost trend rates	$ 1,130	$ 120
1% decrease in health care cost trend rates	$(1,004)	$ (104)

Contingencies

A contingency is an existing condition, situation, or set of circumstances involving uncertainty that will ultimately be resolved when one or more future events occur or fail to occur.  Provisions for contingencies are required to be established when it is probable that the future event will or will not occur and that its impact can be reasonably estimated.  When we either are not able to make an assessment of an amount or have determined that the probability of a loss occurring is not likely, no liability is recorded in the consolidated financial statements for the contingency.  Provisions may be required as circumstances change with respect to ongoing matters or as new issues emerge.  See Note N to the “Notes to Consolidated Financial Statements.”

Accounting Matters

In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity."  Under the provisions of SFAS No. 150 certain financial instruments that previously could be accounted for as equity must be presented as liabilities, and assets in some cases, on the balance sheet.  We adopted this new standard July 1, 2003 and it did not have a material effect on our financial statements.

In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”).  FIN 46R requires a new approach in determining if a reporting entity consolidates certain legal entities referred to as variable interests entities (“VIEs”), including joint ventures, limited liability companies and equity investments.  A VIE is an entity in which the equity investors do not have a controlling interest or have insufficient resources to finance the entity’s activities without receiving additional financial support from the other parties.  Under FIN 46R, consolidation of a VIE is required by the investor with the majority of the variable interests in the entity.  The revised interpretation delays the effective date to periods ending after December 15, 2003 for special purpose entities and to periods ending after March 15, 2004 for all other types of VIE’s.  The adoption of the revised FIN 46R did not have a material effect on our financial position or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounting Matters (Continued)

In December 2003, the FASB issued a revision to FASB Statement No. 132 – Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FASB No. 132R”).  The revision expands disclosures for defined benefit plans and other postretirement plans in both annual and interim financial statements.  The effective date for FASB No. 132R is for fiscal years ending after December 15, 2003.  Interim period disclosure is required for interim periods beginning after December 15, 2003.  We adopted the additional annual disclosure requirements as of the fiscal year ending March 31, 2004.

Results of Operations

Operating Environment:

Global

We believe that the global supply and demand for leaf tobacco continues to be substantially balanced.  However, there are indications that production forecasts, if achieved, could exceed global customer demand.  In addition, notable significant tobacco production volume reductions continue in both the United States and Zimbabwe.  These reductions, as well as anticipated future reductions in Western Europe, have created a shift in the sourcing of customer requirements primarily to Argentina, Brazil, Asia and certain African countries other than Zimbabwe.  This has and will continue to impact the ongoing requirements of our organizational structure and asset base.

Africa

The political and economic situations in Zimbabwe continue to present uncertainties as the country remains in a period of civil unrest accompanied by a deteriorating economy. A further reduction in the Zimbabwe flue-cured crop size from 85 million kilos for the 2003 crop year to approximately 60 million kilos for the 2004 crop year has occurred; however, we are expecting to buy, process and sell quantities similar to that handled in the 2003 crop year. Some customers have shifted portions of their Zimbabwe purchases to Brazil, Argentina and certain other African countries.  Flue-cured and burley production in Tanzania, Malawi, Mozambique, the Democratic Republic of Congo and Zambia continues to expand in an effort to retain our customer volumes shifted from Zimbabwe.  Utilization of our regional processing facilities continues with tobaccos from Mozambique, Zambia and the Democratic Republic of Congo being packed and exported from our plants in Tanzania, Malawi and Zimbabwe. Customer reactions to our efforts in the African region have been positive and our traditional customer base has remained stable.

South America

We continue to see excellent results in our Brazilian operation as customers shift portions of their Zimbabwe and U.S. requirements to Brazil. Brazil is among our largest source countries in terms of volume and revenue. We consider this region to be a viable area for continued growth in tobacco leaf production and customer commitment. This year Brazil has produced the largest crop recorded in its history, and next year’s crop is predicted to be even larger.  However, processing of the current crop has been substantially delayed due to slow delivery of tobacco by farmers.  In addition, reduced levels of imports into Brazil have resulted in a shortage of shipping containers and vessels available for tobacco and other exports.  These shipping delays could impact the timing of shipments between quarters in fiscal 2005.  Argentina has also benefited from the smaller crop size in Zimbabwe and is considered as an additional reliable source to Zimbabwe, Brazil and the United States for flavor tobaccos.  The customer base for both Guatemala and Mexico is somewhat limited by the high production costs in those countries. Our operations in those countries generally purchase and process only to customer orders.

Asia

The Asian region provides our customers with a good quality product at a comparatively lower cost. The importance of the Asian region is increasing as our customers expand their cigarette manufacturing operations into the region. In Thailand, we purchase and process tobacco through our own operations. In other areas of Asia, we supervise the purchase and processing of tobacco in conjunction with operations owned by governmental and other third parties. The demand for Asian origin leaf continues to rise and DIMON is expanding its existing operations to accommodate the increasing demand and to participate in this growth.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Operating Environment: (Continued)

Europe

DIMON remains active in the flue-cured and burley EU markets. The Common Agricultural Policy (CAP) support for tobacco has recently been reformed and will have varying impact on individual EU countries regarding subsidy payments to producers starting in 2006. We are actively addressing the potential effects this will have on our operations in these markets and believe there could be material reductions in production volumes specifically in Western Europe.  We believe that Turkey will remain the most important oriental tobacco market. As a result of the introduction of the direct contract buying system, we anticipate crop sizes more in line with demand and a subsequent gradual ending of the large government stocks of the past. Our other “Classical” oriental operations including those in Greece, Bulgaria and Macedonia continue to contribute to the region’s growth, with Macedonia and Bulgaria being markets with a high potential to supply customers needs in the future. To compliment the oriental market, our operations in the “Non-Classical” semi-oriental areas of Kyrgyzstan and Moldova continue to contribute to the total development of the region and serve our customers. We believe DIMON has a strong presence in all the important oriental and semi-oriental markets.  We continue to evaluate our European processing operations in order to achieve improved efficiencies and cost reductions.

North America

The production of leaf tobacco in the United States currently operates under a USDA-administered Tobacco Program that restricts supply and induces non-value added costs into the price of farm cured, or “green” tobacco.  Increasingly, the relatively high cost of U.S. grown tobacco makes it uncompetitive in the world market.  The market for U.S. grown leaf tobaccos has largely become limited to domestic customers, as traditional foreign buyers have significantly reduced or eliminated these tobaccos from their product blends.  Based upon diminished U.S. crop production and processing requirements, the Board of Directors approved the fiscal 2005 closing  of our Danville-based production facility at the completion of the processing of the 2004 U.S. crop.  This resulted in restructuring and asset impairment charges in fiscal 2004 which is discussed further in Note B to the “Notes to Consolidated Financial Statements.”  Further severance charges are expected in fiscal 2005.  The current U.S. market has substantially converted to direct contract purchasing over the past several years with certain domestic customers now purchasing their requirements directly from farmers.  As a result, our U.S. operations are increasingly focused on providing processing services to our customers.  There are legislative bills before Congress that could eliminate the Tobacco Program with the potential effect of making U.S. grown leaf tobacco more competitive and stabilizing production in the country.  Our Canadian operations continue to contribute to the region’s profitability.

Dark Tobacco

DIMON’s dark air-cured tobacco operations service manufacturers of cigars, dark cigarettes, chewing tobacco, pipe tobacco and roll-your-own. Strong demand continues to exist for quality wrappers and binders for the cigar industry.  Demand for both cigar and cigarette dark filler tobaccos remains weak, resulting in continued lower sales volumes from this type of tobacco.  Unfavorable weather related growing conditions in Northern Brazil and Indonesia have also resulted in lower quality tobacco crops in these countries.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Condensed Statement of Consolidated Income
	Nine Months Ended March 31,			Twelve Months Ended June 30,
(in millions)	2004	Increase/ (Decrease)	2003 (unaudited)	2003	Increase/ (Decrease)	2002
Sales and other operating revenues	$835.3	$(40.3)	$875.6	$1,268.8	$13.1	$1,255.7
Gross profit	103.2	(35.3)	138.5	207.3	5.9	201.4
Selling, administrative and general expenses	90.3	12.5	77.8	116.1	6.7	109.4
Restructuring and asset impairment charges	29.5	29.5	-	-	-	-
Interest expense	32.2	(2.1)	34.3	46.9	(1.0)	47.9
Interest income	6.4	3.9	2.5	2.9	(1.1)	4.0
Derivative financial instruments (income)/expense	(6.5)	(16.9)	10.4	12.4	2.2	10.2
Income taxes (benefit)	(0.7)	(4.9)	4.2	9.1	(1.1)	10.2
Equity in net income (loss) of investee companies	(0.5)	(0.3)	(0.2)	0.3	0.6	(0.3)
Minority interests (income)	(2.8)	(2.9)	0.1	(0.2)	(0.1)	(0.1)
Extraordinary item – Iraqi receivable recovery,
net of $1.0 income tax	-	-	-	1.8	1.8	-
NET INCOME (LOSS)	$(32.9)	$(46.9)	$ 14.0 *	$ 28.1*	$ 0.6 *	$ 27.5

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Nine Months Ended March 31,			Twelve Months Ended June 30,
(in millions, except per kilo amounts)	2004	Increase/ (Decrease)	2003 (unaudited)	2003	Increase/ (Decrease)	2002
Tobacco sales and other operating revenues:
Sales and other operating revenues	$798.0	$(38.1)	$836.1	$1,218.0	$ 3.8	$1,214.2
Kilos	269.3	(3.2)	272.5	398.7	9.7	389.0
Average price per kilo	$ 2.96	$(0.11)	$ 3.07	$ 3.05	$ (0.07)	$ 3.12

Processing and other revenues	$ 37.3	$ (2.2)	$ 39.5	$ 50.8	$ 9.3	$ 41.5
Total sales and other operating revenues	$835.3	$(40.3)	$875.6	$1,268.8	$ 13.1	$1,255.7

Comparison of the Nine Months Ended March 31, 2004 to the Nine Months Ended March 31, 2003 (Unaudited)

Sales and other operating revenues decreased 4.6% from $875.6 million in 2003 to $835.3 million in 2004.  This $40.3 million decrease is a combination of a $38.1 million decrease from sales and other operating revenues of tobacco owned and sold and a $2.2 million decrease in processing and other service revenues.

          The $38.1 million decrease in sales and other operating revenues of tobacco owned and sold results from a 3.2 million kilo or 1.2% decrease in quantities sold and an $0.11 or 3.6% decrease in the average price per kilo.  Sales of U.S. tobacco decreased $34.0 million and sales of non-U.S. tobacco decreased $4.1 million.   The decrease in sales of U.S. tobacco was primarily due to a decrease of $26.2 million from a decrease in quantities of 4.4 million kilos as well as a decrease of $7.8 million resulting from lower average sales prices due to changes in product mix.  The reduction in U.S. sales resulted from reduced sales to both U.S. and non-U.S. customers due to the higher price of U.S. tobacco relative to similar tobacco from other origins.  Lower average sales prices of non-U.S. tobacco resulted in decreases of  $7.3 million primarily due to both shifts in origins of tobacco and changes in product mix and was partially offset by increased sales of $3.2 million due to increased quantities.  Although the change in non-U.S. tobacco sales was only $4.1 million this was the net result of decreases in Brazil, Zimbabwe and Malawi offset by increases in European oriental and Asian tobaccos. Quantities of tobacco from Brazil were reduced due to the weather related lower crop yield as well as earlier shipments of current crop tobaccos to customers which resulted in a shift of sales into fiscal 2003.  Zimbabwe tobacco quantities were reduced due to smaller crop sizes as a result of continued political interference in agricultural production.  Quantities from Malawi were reduced due to less than favorable growing conditions.  The increases in quantities of European oriental tobacco and Asian tobacco were due to improved customer demand. The Asian products are lower priced and have the impact of reducing the average price of non-U.S. products sold.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Nine Months Ended March 31, 2004 to the Nine Months Ended March 31, 2003 (Continued)
The $2.2 million decrease in processing and other service revenues relates to lower U.S. revenues as a result of lower quantities of customer-owned tobacco processed.

          Gross profit as a percentage of sales decreased to 12.4% in 2004 compared to 15.8% in 2003.  Our gross profit decreased $35.3 million to $103.2 million in 2004 from $138.5 million in 2003.  This decrease was primarily due to the decreased volumes in the United States, Brazil, Zimbabwe and Malawi.  Margins in Zimbabwe were further eroded by higher product costs.  In addition to lower volumes, margins in the United States were negatively impacted by higher insurance costs.  The increased quantities from Asia consisted of lower margin products.  In Europe, increases in margin resulting from higher quantities of oriental tobacco were substantially offset by the impact of a poor oriental crop in Greece.  Gross profit was also negatively impacted by the 2004 $4.8 million increase in the lower of cost or market adjustment (LCM) related to the March 31st tobacco inventories. In 2004, we recognized a $7.7 million LCM compared to $2.9 million LCM in 2003.  The increased LCM in 2004 is primarily attributable to the impact on Greek and Italian flue-cured and burley tobacco of both higher costs due to the relative strength of the euro as well as decreased customer demand for these tobaccos. We believe the decreased customer demand is a result of changes scheduled to occur in the European Common Agricultural Policy support program.  The LCM increase in 2004 also relates to the impact of unfavorable growing conditions in Indonesia and northern Brazil on our dark tobacco operations.

          Selling, administrative and general expenses increased $12.5 million or 16.1% from $77.8 million in 2003 to $90.3 million in 2004.  Personnel related costs increased a net of $5.0 million primarily due to increases in salary, retirement expense and other personnel costs offset by a decrease of $2.7 million related to incentive compensation plans. Exchange rate changes on expenses denominated in euros, sterling and real resulted in an estimated increase of $3.1 million.  Legal and professional fees increased $2.4 million primarily due to Sarbanes-Oxley requirements and the compression of audit fees into the nine month fiscal year.  Insurance expense increased $1.1 million due to continued higher premium charges.  Other increases of $1.1 million relate primarily to travel.

          Restructuring and asset impairment charges were $29.5 million in 2004.  These charges are comprised of $27.8 million for asset impairments and $1.7 million for employee separations.  See Note B to the “Notes to Consolidated Financial Statements.”

           Interest expense decreased $2.1 million from $34.3 million in 2003 to $32.2 million in 2004.  This change is primarily due to a $4.2 million decrease related to lower average rates offset by a $2.1 million increase related to higher average borrowings.

Interest income increased $3.9 million from $2.5 million in 2003 to $6.4 million in 2004 primarily due to higher interest rates and average cash balances in Zimbabwe.

          Derivative financial instruments resulted in a $6.5 million benefit in 2004 compared to a $10.4 million charge in 2003.  The charge or benefit relates to the changes in fair value of non-qualifying interest rate swap agreements as discussed in Note D to the “Notes to Consolidated Financial Statements.”

          Effective income tax rates of 2% in 2004 and 23% in 2003 relate primarily to the distribution of taxable income among various taxing jurisdictions as well as assumptions on the inability to utilize deferred tax assets resulting from net operating losses.  In addition, the effective income tax rate in 2004 is adversely affected by deferred income tax expense related to expiring tax credits and undistributed earnings of foreign subsidiaries no longer considered permanently reinvested and by certain asset impairment charges for which no income tax benefit is realized.

          Minority interests resulted in income of $2.8 million in 2004 compared to a loss of $0.1 million in 2003.  This change is primarily due to the acquisition of majority interest in an entity previously reported using the equity method of accounting.  This entity had losses, including impairment charges, which resulted in an allocation to minority interest shareholders of $2.8 million.  See Note B to the “Notes to Consolidated Financial Statements.”

Comparison of the Year Ended June 30, 2003 to the Year Ended June 30, 2002

Sales and other operating revenues increased 1.0% from $1,255.7 million in 2002 to $1,268.8 million in 2003.  This $13.1 million increase is a combination of a $3.8 million increase from sales and other operating revenues of tobacco owned and sold and a $9.3 million increase in processing and other service revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended June 30, 2003 to the Year Ended June 30, 2002 (Continued)

          The $3.8 million increase in sales and other operating revenues of tobacco owned and sold results from a 9.7 million kilo or 2.5% increase in quantities sold offset by a $0.07 or 2.2% decrease in the average price per kilo.  This change results from increases in quantities and average prices of non-U.S. tobacco offset by decrease in quantities and average prices of U.S. tobacco.  The sales and other revenues of non-U.S. tobacco increased $84.3 million offset by an $80.5 million decrease from U.S. tobacco. Quantities of non-U.S. tobacco, primarily due to earlier shipments from Brazil, increased 21.3 million kilos over the prior year resulting in increased revenues of $57.7 million.  Quantities from our African operations were minimally impacted by decreases in the Zimbabwe crop size as quantities from other countries in the region increased.  Average prices of non-U.S. tobacco increased resulting in a $26.6 million increase over the prior year due to changes in product mix as the greater quantities consisted of higher priced product.  Quantities of U.S. tobacco sold decreased 11.6 million kilos over the previous year resulting in a $70.5 million decrease in sales.  The decrease in the U.S. quantities was primarily due to reduced sales to non-U.S. customers and non-recurring 2002 sales of prior crop tobacco.  Average prices of U.S. tobacco decreased resulting in a $10.0 million decrease primarily due to product mix as the reductions in quantity were also comprised of higher priced product.

The $9.3 million increase in processing and other service revenues relates primarily to higher quantities of customer owned tobacco processed in the U.S.

          Gross profit as a percentage of sales increased to 16.3% in 2003 compared to 16.0% in 2002.  Our gross profit increased $5.9 million to $207.3 million in 2003 from $201.4 million in 2002.  This increase was primarily due to the increased volume in Brazil, which was partially offset by lower volumes of U.S. tobacco sold to non-U.S. customers.  The increase in gross profit is also due to charges recognized in 2002 of $2.9 million related to devaluation of the Argentine peso partially offset by a gain of $1.7 million realized in 2002 related to the sale of unutilized Zimbabwe assets.  In Africa, gross profit decreases in Zimbabwe were offset by increased gross profit from Malawi and Tanzania.  In Europe, gross profit decreased as costs increased due to the strength of the euro.

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

Interest income decreased $1.1 million from $4.0 million in 2002 to $2.9 million in 2003 primarily due to lower average cash balances.

          Derivative financial instruments expense increased $2.2 million from 2002 to 2003.  This charge relates to the changes in fair value of non-qualifying interest rate swap agreements as discussed in Note D of the “Notes to Consolidated Financial Statements.”

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.
	Nine Months
	Ended	Years Ended June 30,
(in millions, except for current ratio)	March 31, 2004	2003	2002
Cash and cash equivalents	$18.8	$ 88.9	$ 109.0
Net trade receivables	198.2	179.5	173.6
Inventories and advances on purchases of tobacco	598.9	529.9	478.1
Total current assets	863.6	839.8	792.0
Notes payable to banks	243.7	210.2	181.6
Accounts payable	72.6	73.5	76.8
Total current liabilities	444.6	403.2	363.0
Current ratio	1.9 to 1	2.1 to 1	2.2 to 1
Revolving Credit Notes and Other Long-Term Debt	11.9	10.3	7.5
Convertible Subordinated Debentures	73.3	73.3	73.3
Senior Notes	335.8	341.3	321.4
Stockholders’ equity	414.9	454.6	434.7
Purchase of property and equipment.	26.4	28.3	20.2
Proceeds from sale of property and equipment	1.4	2.8	5.9
Depreciation and amortization	27.0	35.3	41.9

          The purchasing and processing activities of our business are seasonal.  Our need for capital fluctuates accordingly and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year end.  We historically have needed capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also prefinance tobacco crops in numerous foreign countries, including Argentina, Brazil, Canada, Greece, Guatemala, Indonesia, Italy, Malawi, Mexico, Mozambique, Tanzania, Thailand and Turkey, by making advances to growers and grower co-operatives prior to and during the growing season.

          Our working capital decreased from $436.6 million at June 30, 2003 to $419.0 million at March 31, 2004.  Our current ratio was 1.9 to 1 at March 31, 2004 compared to 2.1 to 1 at June 30, 2003.  At March 31, 2004, our current assets had increased $23.8 million and current liabilities had increased $41.4 million from June 30, 2003.  The $23.8 million increase in current assets is primarily due to a $69.0 million increase in inventories and advances on purchases of tobacco, an $18.7 million increase in accounts receivable and a $2.8 million increase in current deferred and recoverable income taxes partially offset by a $70.1 million decrease in cash.  The $41.4 million increase in current liabilities relates primarily to increases of $33.5 million in notes payable to banks, a $4.8 million increase in advances from customers and a $4.7 million increase in accrued expenses.  The increase in inventories and advances on purchases of tobacco relates to build up of inventories as European crops have not yet completed the sales cycle and South American inventories are in production.  Increases in inventory and advances on purchases in Europe and South America were partially offset by decreases in Africa.  The changes in cash and notes payable to banks are related to financing the higher inventory and advance levels at March 31, 2004 compared to June 30, 2003 and a net loss in 2004 compared to net income in 2003.

          Cash used by operating activities was $52.8 million in 2004 compared to cash provided of $9.7 million in 2003 and $67.1 million in 2002.  The decrease in cash flows from operations in 2004 compared to 2003 is due primarily to $60.9 decrease in net income, $14.4 more cash used to finance accounts receivable and $16.0 million change in deferred items partially offset by non-cash restructuring and asset impairment charges of $29.5 million.  The increases in accounts receivable relate to Europe, North America and Africa and the relative position of the crop cycles.  Changes in deferred items relate primarily to deferred taxes and the increase in non-current deferred tax assets related to current year operating losses.  The decrease in cash flows from operations in 2003 compared to 2002 was due primarily to $30.0 million more cash used for inventory and advances on purchases of tobacco, $17.8 million more cash used for accounts payable and accrued expenses and $8.5 million less cash provided by accounts receivable.  The changes in these accounts in 2003 compared to 2002 are primarily due to higher levels of inventory committed to customers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

          Cash flows used by investing activities were $28.9 million in 2004, $31.5 million in 2003 and $10.9 million in 2002.  The decrease in cash used for investing activities in 2004 compared to 2003 is primarily due to $4.1 million used in 2003 to purchase a 75% interest in an Indonesian tobacco processing subsidiary, $5.0 million used to purchase a 25% interest in a North Carolina company that purchases, processes and sells kenaf, a renewable agricultural product, $1.9 million lower purchases of property and equipment and $1.6 million of other changes related to Brazilian escrow taxes and life insurance premiums.  The decreases in cash used were partially offset by net changes in notes receivable of $7.1 million due primarily to notes issued in regard to the current Argentine and Brazilian crops, $1.5 million used for purchase of an additional 32.5% interest in the kenaf business and $1.4 million less cash provided from sales of property and equipment.   The increased cash used in investing activities in 2003 compared to 2002 is due in part to higher purchases of property and equipment and lower proceeds from the sale of property and equipment.  In addition, in 2003, there was a $5.0 million purchase of 25% interest in a company in North Carolina and a $4.1 million purchase of a 75% interest in an Indonesian company.  Other uses of cash amounted to $0.2 million and relate primarily to life insurance premiums and Brazilian escrow taxes paid, offset in part by tax deposits recovered in Italy.

          Cash flows from financing activities provided $13.5 million in 2004 compared to $2.4 million in 2003 and $36.4 million in 2002.  The greater provision of cash in 2004 compared to 2003 is due to $6.8 million increase in short term borrowings, $2.1 million less dividends paid to stockholders, lower debt issuance costs of $1.1 million related to instruments discussed below and $0.7 million proceeds from the exercise of stock options. The increase in cash from short term borrowings relates to financing higher levels of accounts receivable and inventory.  The decrease in dividends relates to the current nine month transitional fiscal year compared to a twelve month fiscal year in 2003.  The lower provision of cash in 2003 compared to 2002 is due to issuance of $125 million Senior Notes in 2003 compared to issuance of $200 million Senior notes in 2002 and a $165 million syndicated bank credit facility that was entered into in 2002.  The decreased provisions from 2002 to 2003 were partially offset by repayments of borrowings in 2002 that were issued under an older $250 million credit facility.

          At March 31, 2004, we had seasonally adjusted lines of credit of $594.3 million of which $243.7 million was  outstanding with a weighted average interest rate of 2.99%.  Unused short-term lines of credit amounted to $305.1 million.  At March 31, 2004, we had $35.5 million of letters of credit outstanding and an additional $10.0 million of  letters of credit lines available.  Total maximum borrowings, excluding the long-term credit agreements, during the fiscal  year were $349.2 million.

Cash dividends paid to stockholders during 2004 remained at $.075 per share per quarter.

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

Long Term Debt

During fiscal years 2002 and 2003 we completed two strategic refinancing transactions that, in aggregate, have expanded our sources and available amounts of liquidity, extended the average maturity of our debt portfolio from 3.2 years to 8.0 years, and significantly reduced our dependence on short-term uncommitted debt facilities.

          On October 30, 2001, we issued $200 million principal amount of 9 5/8% Senior Notes due 2011.  The proceeds of this Note issuance were used to repay certain existing indebtedness, including all amounts drawn under our $250 million syndicated credit facility then existing.  The financial covenants of the Senior Notes are substantially similar to those  for the $125 million principal amount of 8 7/8% Senior Notes due 2006, that were outstanding at that time.  Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The effective rate at March 31, 2004 was 5.27%.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)
Long Term Debt (Continued)

          On May 30, 2003, we issued $125 million principal amount of 7 3/4% Senior Notes due 2013.  The proceeds of this Note issuance were used to redeem in full $125 million of our outstanding 8 7/8% Senior Notes due 2006.  The financial covenants of the Senior Notes are substantially similar to those for the aforementioned $200 million principal amount of 9 5/8% Senior Notes due 2011.  Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at March 31, 2004 was 4.85%.  The existing 8 7/8% Senior Notes due 2006 were fully redeemed at June 30, 2003.

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

          On October 27, 2003, we completed a new three-year $150 million syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.  We continuously monitor our compliance with these covenants. At December 31, 2003 our consolidated fixed charge coverage ratio was 1.14 to 1, which was below the required covenant hurdle of 1.20 to 1.  We obtained, with unanimous approval from the lender banks, a waiver for the December 31, 2003 covenant together with an amendment resetting the required hurdle in future periods to 1.00 to 1 through the period ending September 29, 2004.  At March 31, 2004, our consolidated fixed charge coverage ratio was 0.969 to 1, which was below the amended covenant hurdle of 1 to 1.  We obtained a waiver from the lender banks for the March 31, 2004 covenant together with an amendment resetting the required hurdle in future periods to 0.75 to 1 through the period ending September 29, 2004; 0.90 to 1 for the period from September 30 to December 30, 2004; and 1.05 to 1 for the period from December 31, 2004 through March 30, 2005.  Thereafter, the hurdle returns to its originally defined level of 1.25 to 1 for the remainder of the facility’s term.

          The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 4% at March 31, 2004. We pay a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165 million facility.

          For all of the derivative financial instruments mentioned above, the notional amount, maturity, and payment dates of the derivative financial instruments match those of the Notes.  In accordance with Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the derivatives qualify for hedge accounting treatment.   See also Note D to the “Notes to Consolidated Financial Statements.”

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances, cash from operations and equity and equity-linked securities.  At March 31, 2004, we had capital expenditure commitments of $2.0 million.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2005.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2004.

	Payments / Expirations by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Long Term Debt	$ 419.7	$ 2.4	$ 76.8	$1.7	$338.8
Capital Lease Obligations	5.3	0.8	1.5	1.4	1.6
Operating Leases	28.5	5.8	7.4	3.2	12.1
Capital Expenditure Commitments	2.0	2.0	-	-	-
Tobacco Purchase Obligations	531.8	442.3	89.5	-	-
Grower Financing Guarantees	142.3	90.5	33.8	14.8	3.2
Total Contractual Obligations and Other Commercial Commitments	$1,129.6	$543.8	$209.0	$21.1	$355.7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

          We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the rules of SEC Release No. FR-67.

Lease Obligations

We have both capital and operating leases.  In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying Consolidated Balance Sheet.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2010.  Operating assets that are of long-term and continuing benefit are generally purchased.

Tobacco Purchase Obligations and Grower Financing Guarantees

Tobacco purchase obligations result from contracts with growers, primarily in the United States, Brazil and Malawi, to buy either specified quantities of tobacco or the grower’s total tobacco production.  Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco.  Payment of these obligations is net of our advances to these growers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business.  In certain non-U.S. markets, we provide growers and grower cooperatives with materials necessary to grow tobacco and may either directly loan or guarantee bank loans to growers to finance the crop.  Under longer-term arrangements, we may also finance or guarantee financing on growers’ construction of curing barns or other tobacco production assets.  We are obligated to repay any guaranteed loan should the grower default.  See also Note N to the “Notes to Consolidated Financial Statements.”

Planned Capital Expenditures

We have projected a total of $18.6 million in capital investments for the coming year.  We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.  Purchase commitments of $2.0 million are included in these expenditures at March 31, 2004.

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

          We consider unremitted earnings of subsidiaries operating outside the United States to be invested indefinitely.  No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with APB 23,”Accounting for Income Taxes, Special Area.”  We regularly review the status of the accumulated earnings of each of our foreign subsidiaries and reassess this determination as part of our overall financing plans.  Following this assessment, we provide deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested.

Factors that May Affect Future Results

The following important factors, among other things, in some cases have affected, and in the future could affect, our actual operating and financial results and could cause our actual results for 2005 and beyond to differ materially from those expressed in any forward-looking statements made by us.

Risks Relating To Our Operations

Global shifts in sourcing customer requirements may negatively impact our operating results.

The global leaf tobacco industry is currently experiencing shifts in the sourcing of customer requirements for tobacco.  For example, significant tobacco production volume decreases have occurred and may continue to occur in the United States and Zimbabwe, and we expect future reductions in volume will occur in Western Europe.  At the same time, production volumes in other sourcing origins, such as Brazil, continue to grow.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)

This shift in sourcing origins in Europe may be exacerbated by recent modifications to the tobacco price support system in the European Union (“EU”).  The Agricultural Counsel of the EU recently implemented changes in the quota and volume programs across the EU that may result in material reductions in production volumes in certain EU countries after 2006.  The implementation of these new programs will vary significantly by each EU country, decreasing our ability to plan effectively for the longer term in Europe.

          We may not be able to timely or efficiently adjust to these shifts in sourcing origins, and adjusting to these shifts may require changes in our production facilities in certain origins and changes of our fixed asset base.  We have incurred, and may continue to incur, restructuring charges as we continue to adjust to these shifts in sourcing.  Adjusting our capacity and adjusting to these shifts in sourcing may have an adverse impact on our ability to manage our costs, and could have an adverse effect on our financial performance and results of operations.

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

          Further, the timing and unpredictability of customer indications, orders and shipments causes us to keep tobacco in inventory, increases our risk and results in variations in quarterly and annual financial results.  In addition, reduced levels of imports into Brazil have resulted in a shortage of shipping containers and vessels available for tobacco and other exports.  These shipping delays could impact the timing of shipments between quarters in fiscal 2005.  We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs.  Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product.  Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers’ needs and shipping instructions.

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

Effective July 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As a result of adoption of SFAS No. 133, we recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  We use forward contracts to mitigate our exposure to changes in foreign currency exchange rates on forecasted transactions.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on our consolidated statement of earnings.  We have traditionally used interest rate swaps to mitigate our exposure to changes in interest rates related to certain debt agreements.  The swaps convert floating-rate debt to fixed-rate debt.  Interest rate swaps, to the extent they are effective hedges, are accounted for as cash flow hedges, with the changes in the fair values of these instruments being recorded in accumulated other comprehensive income net of deferred taxes.  Changes in the fair values of derivatives not qualifying as hedges are reported in net income.  As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time.  We plan to continue the practice of economically hedging various components of our debt.  However, as a result of SFAS No. 133, certain swap instruments have and may continue to create volatility in future reported earnings.  See Note D to the “Notes to Consolidated Financial Statements.”

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)

The shift to direct contract buying of green tobacco by many of our U.S. customers affects your ability to compare our year to year results and could have an adverse effect on our results of operations.

Comparability of our sales revenues has been affected by the shift to direct contract buying in the United States.  In the United States, prior to 2002, we took ownership of all green tobaccos we purchased, then processed and resold that tobacco to our customers.  Concurrent with the shift from an auction system to a direct contract buying system in the United States, certain major U.S. customers began purchasing green tobacco directly from the growers.  We no longer take ownership of that tobacco and no longer record revenues associated with its resale.  To the extent that the auction market in the United States continues to represent a smaller portion of overall tobacco purchases in the U.S., we could be forced to buy more tobacco directly from growers under contracts that require us to buy a particular grower’s total crop, potentially elevating our levels of uncommitted inventories.  When we purchase under an auction system, we continue to purchase tobaccos primarily to match specific customer orders.  We continue to need buying personnel for these residual auction markets, which could affect our ability to manage our costs.

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

The leaf tobacco industry is highly competitive.  Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco.  In addition, there is competition in all countries to buy the available tobacco and in many areas, total leaf tobacco processing capacity exceeds demand.  There are three major global independent leaf tobacco merchants, and they are dependent upon a few large tobacco manufacturing customers.  The number of manufacturers has declined in recent years due to consolidation.  The loss of, or a substantial reduction in the services provided to, any large or significant customer could have a material adverse effect on our financial condition or results of operations.

          In addition to the three primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from farmers, and other industry players are entering the leaf purchasing and processing business.  We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level.  These new independent merchants are buying an increasing portion of the crops in certain international markets, particularly Brazil, where the new entrants have been able to capitalize in the global transition to that market.  In the United States, the Flue-Cured Tobacco Stabilization Cooperative (“FCTSC”) has announced its intention to purchase the Vector facility in Roxboro, North Carolina.  That facility will enable the FCTSC to process tobacco and manufacture cigarettes.  Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Our reliance on a small number of significant customers may adversely affect our results of operations.

Our customers are manufacturers of cigarette and other tobacco products.  Several of these customers individually account for a significant portion of our sales in a normal year. Of our consolidated tobacco sales in 2004, 2003 and 2002, approximately 16%, 21% and 22%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. and approximately 18%, 17% and 13%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Altria Group, Inc.  In addition, tobacco product manufacturers are currently experiencing a period of consolidation (including the pending merger of R.J. Reynolds Tobacco Holdings and Brown & Williamson), and further consolidation among our customers could decrease such customer's demand for our leaf tobacco or processing services.  The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)

          We have significant investments in our purchasing, processing and exporting operations in Brazil, Malawi, Tanzania, Zimbabwe, Turkey, Italy and Thailand.  In particular, we derive significant operating profit from our operations in Brazil and Zimbabwe.  In recent years, these countries' economic problems have received wide publicity related to devaluation of the local currency and inflation.  Devaluation and appreciation of local currencies can affect our purchase costs of tobacco and our processing costs.

In addition, we do business in countries that have tax regimes in which the rules are not clear or not consistently applied. This is especially true with regard to international transfer pricing.

We face increased risk of doing business in Zimbabwe due to political instability and civil unrest.

Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations.  The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the 2003 tobacco crop declined by approximately 49% in comparison to the prior year crop from 165 to 85 million kilos.  The 2004 crop is projected to decrease to 60 million kilos; however, we are expecting to buy, process and sell an equivalent quantity as we did for the 2003 crop year.  If the political situation in Zimbabwe continues to deteriorate, our ability to recover our assets there could be impaired.  See Note B to the “Notes to Consolidated Financial Statements.”  Our Zimbabwe subsidiary has long-lived assets of approximately $39.7 million as of March 31, 2004.

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

          Various outstanding interest-bearing instruments are sensitive to changes in interest rates. With respect to our variable-rate debt, a 10% change in interest rates would have the effect of increasing or decreasing interest expense by $1.7 million.

Our indentures and credit agreements contain, and in the future could contain additional, covenants and tests that would limit our ability to take actions or cause us to take actions we may not normally take.

Our existing indentures and credit agreements contain a number of significant covenants. These covenants will limit our ability to, among other things:

● borrow additional money;
● make capital expenditures and other investments;
● merge, consolidate or dispose of our assets;
● acquire assets in access of certain dollar amounts; and
● grant liens on our assets.

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

-27-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry

Provisions in our indentures restrict our ability to make payments, including payments of dividends to our shareholders.

Under the terms of the Indentures relating to our 9 5/8% Senior Notes due 2011 and 7 3/4% Senior Notes due 2013, we will not be permitted to make certain payments that are restricted by such Indentures, including cash dividends on our common stock.  We generally may make such restricted payments, provided that (1) we are not in default under the Indentures, (2) we are able to incur at least $1.00 of additional indebtedness under a consolidated interest coverage ratio test set forth in the Indentures, and (3) the aggregate amount of the payments to be made is less than the total of (x) $20.0 million, (y) 50% of our consolidated net income for the period from April 1, 1996, through the end of our most recent fiscal quarter and (z) the net cash proceeds from our sale of any equity securities or debt securities that are converted into equity securities.  At March 31, 2004 and June 30, 2003, we were permitted to make restricted payments, including cash dividends on our common stock, of up to $30.0 million and $39.4 million, respectively.

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

-29-

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

          Our Articles of Incorporation authorize the Board of Directors to determine the terms of up to 10 million shares of undesignated preferred stock and issue such stock without stockholder approval. The issuance of preferred stock could make it more difficult for a third party to acquire, or discourage a third party from acquiring, voting control of our company in order to remove our current directors and management. These provisions could make more difficult the removal of our current directors and management or a takeover of our company, even if the events would be beneficial to our stockholders. These provisions could also limit the price that investors might be willing to pay for our common stock.

-30-

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Fluctuations in the value of foreign currencies can significantly affect our operating results. We have recognized exchange losses in our statements of income of $1.7 million for the nine months ended March 31, 2004, and $3.5 million and $4.4 million in 2003 and 2002, respectively.

          Our consolidated selling, general and administrative (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the Euro, (U.K.) Sterling and Brazilian real and accounted for approximately $40 million of our total SG&A expenses for the nine months ended March 31, 2004.  A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.0 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A ten percent change in interest rates would increase our interest cost by approximately $1.7 million. Substantially all of our long-term borrowings are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME DIMON Incorporated and Subsidiaries

	Nine Months
	Ended
	March 31,	Years Ended June 30,
(in thousands, except per share data)	2004	2003	2002
Sales and other operating revenues	$835,291	$1,268,752	$1,255,741
Cost of goods and services sold	732,068	1,061,498	1,054,312
	103,223	207,254	201,429
Selling, administrative and general expenses	90,327	116,075	109,363
Restructuring and asset impairment charges	29,480	-	-
Operating Income (Loss)	(16,584)	91,179	92,066
Interest expense	32,167	46,887	47,877
Interest income	6,397	2,931	3,979
Derivative financial instruments (income)/expense	(6,522)	12,409	10,202
Income (loss) before income taxes, equity in net income (loss) of
investee companies, minority interests and extraordinary item	(35,832)	34,814	37,966
Income taxes (benefit)	(652)	9,111	10,202
Income (loss) before equity in net income (loss) of investee
companies, minority interests and extraordinary item	(35,180)	25,703	27,764
Equity in net income (loss) of investee companies	(480)	349	(345)
Minority interests (income)	(2,792)	(228)	(57)
Income (loss) before extraordinary item	(32,868)	26,280	27,476
Extraordinary item – Iraqi receivable recovery,
net of $957 income tax	-	1,777	-
NET INCOME (LOSS)	$(32,868)	$ 28,057	$ 27,476
Other Comprehensive Income (Loss):
Net Income (Loss)	$(32,868)	$ 28,057	$ 27,476
Equity Currency Conversion Adjustment	3,226	3,668	637
Additional Minimum Pension Liability Adjustment, net of
tax $(495) in 2004, $(1,111) in 2003 and $(468) in 2002	(834)	(1,745)	(736)
Reclassification of Derivative Financial Instruments into
Earnings, net of tax $(167) in 2004, $202 in 2003 and
$2,112 in 2002	(365)	418	4,192
Derivative Financial Instruments Adjustment, net of tax
$602 in 2003	-	1,220	-
TOTAL COMPREHENSIVE INCOME (LOSS)	$(30,841)	$ 31,618	$ 31,569

Basic Earnings (Loss) Per Share
Income (loss) before extraordinary item	$(.73)	$.59	$.62
Extraordinary item – Iraqi receivable recovery	-	.04	-
Net Income (Loss)	$(.73)	$.63	$.62
Diluted Earnings (Loss) Per Share
Income (loss) before extraordinary item	$(.73)*	$.58*	$.61*
Extraordinary item – Iraqi receivable recovery	-	.04	-
Net Income (Loss)	$(.73)*	$.62*	$.61*

See notes to consolidated financial statements

*   Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share.  For the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET DIMON Incorporated and Subsidiaries

	March 31,	June 30,
(in thousands)	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$ 18,819	$ 88,932
Notes receivable	5,658	2,619
Trade receivables (net of allowances of $1,892 in
2004 and $1,693 in 2003)	198,158	179,532
Inventories:
Tobacco	462,008	464,360
Other	46,284	24,747
Advances on purchases of tobacco	90,633	40,748
Current deferred and recoverable income taxes	14,179	11,349
Prepaid expenses and other assets	27,881	27,481
Total current assets	863,620	839,768

Investments and other assets
Equity in net assets of investee companies	829	6,061
Other investments	2,699	2,919
Notes receivable	3,004	3,832
Other	25,257	37,856
	31,789	50,668

Goodwill and intangible assets
Goodwill	151,772	151,772
Production and supply contracts	10,479	12,543
Pension asset	1,934	2,002
	164,185	166,317
Property, plant and equipment
Land	20,415	19,902
Buildings	193,611	187,926
Machinery and equipment	202,737	203,061
Allowances for depreciation	(176,655)	(158,394)
	240,108	252,495

Deferred taxes and other deferred charges	57,702	43,904
	$1,357,404	$1,353,152

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET DIMON Incorporated and Subsidiaries

			March 31,	June 30,
(in thousands)			2004	2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks			$ 243,655	$ 210,162
Accounts payable:
Trade			48,256	53,394
Officers and employees			5,790	10,521
Other			18,518	9,602
Advances from customers			79,905	75,119
Accrued expenses			33,018	28,275
Income taxes			12,519	14,926
Long-term debt current			2,976	1,225
Total current liabilities			444,637	403,224

Long-term debt
Revolving Credit Notes and other			11,883	10,250
Convertible Subordinated Debentures			73,328	73,328
Senior Notes (net of fair value adjustment
of $10,798 in 2004 and $16,319 in 2003)			335,798	341,319
			421,009	424,897

Deferred credits:
Income taxes			5,068	4,128
Compensation and other			70,691	65,252
			75,759	69,380
Minority interest in subsidiaries			1,114	1,078

Commitments and contingencies			-	-

Stockholders’ equity	2004	2003
Preferred stock—no par value:
Authorized shares	10,000	10,000
Issued shares	-	-	-	-
Common stock—no par value:
Authorized shares	125,000	125,000
Issued shares	45,162	44,737	185,527	183,361
Unearned compensation – restricted stock			(873)	-
Retained earnings			236,896	279,904
Accumulated other comprehensive income			(6,665)	(8,692)
			414,885	454,573
			$1,357,404	$1,353,152

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF STOCKHOLDERS’ EQUITY DIMON Incorporated and Subsidiaries
				Accumulated Other Comprehensive Income
(in thousands, except per share amounts)	Common Stock	Unearned Compensation	Retained Earnings	Equity Currency Conversions	Additional Minimum Pension Liability, Net of Tax	Derivative Financial Instruments, Net of Tax	Total Stockholders’ Equity
Balance, June 30, 2001	$182,284	$ -	$245,601	$(10,874)	$ (644)	$(4,828)	$411,539
Net income for the year			27,476				27,476
Cash dividends - $.20 per share			(8,929)				(8,929)
Issue of 65,000 shares of
restricted stock	484						484
Conversion of foreign currency
financial statements				637			637
Adjustment in the minimum
pension liability					(736)		(736)
Reclassification of derivative
financial instruments
into earnings.						4,192	4,192
Balance, June 30, 2002	$182,768	$ -	$264,148	$(10,237)	$ (1,380)	$ (636)	$434,663
Net income for the year			28,057				28,057
Cash dividends - $.275 per share			(12,301)				(12,301)
Issue of 82,000 shares of
restricted stock	512						512
Exercise of employee stock
options	81						81
Conversion of foreign currency
financial statements				3,668			3,668
Adjustment in the minimum
pension liability					(1,745)		(1,745)
Reclassification of derivative
financial instruments
into earnings.						418	418
Adjustment in derivative
financial statements						1,220	1,220
Balance, June 30, 2003	$183,361	$ -	$279,904	$(6,569)	$(3,125)	$ 1,002	$454,573
Net loss for the nine months			(32,868)				(32,868)
Cash dividends -$.225 per share			(10,140)				(10,140)
Issue of 187,750 shares of
restricted stock	1,305	(1,305)					-
Earned Compensation		432					432
Exercise of employee stock
options	861						861
Conversion of foreign currency
financial statements				3,226			3,226
Adjustment in the minimum
pension liability					(834)		(834)
Reclassification of derivative
financial instruments
into earnings						(365)	(365)
Balance, March 31, 2004	$185,527	$ (873)	$236,896	$ (3,343)	$(3,959)	$ 637	$414,885

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS
DIMON Incorporated and Subsidiaries

	Nine Months
	Ended
	March 31,	Years Ended June 30,
(in thousands)	2004	2003	2002
Operating activities
Net Income (Loss)	$(32,868)	$ 28,057	$ 27,476
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Depreciation and amortization	26,997	35,261	41,865
Restructuring and asset impairment charges	29,480	-	-
Deferred items	(13,295)	2,734	8,822
Loss on foreign currency transactions	1,737	3,507	4,411
Gain on disposition of fixed assets	(1,102)	(1,380)	(902)
Bad debt expense	216	94	477
Decrease (increase) in accounts receivable	(14,840)	(437)	8,048
Minority interests (income)	(2,792)	(228)	(57)
Increase in inventories and advances
on purchases of tobacco	(43,705)	(47,131)	(17,108)
Increase in current deferred
and recoverable taxes	(2,860)	(1,482)	(4,856)
Decrease (increase) in prepaid expenses	173	(9,389)	(5,673)
Increase (decrease) in accounts payable and
accrued expenses	(145)	(8,421)	9,363
Increase (decrease) in advances from customers	2,908	4,752	(6,796)
Increase (decrease) in income taxes	(2,323)	3,597	1,608
Other	(391)	174	419
Net cash (used) provided by operating activities	(52,810)	9,708	67,097

Investing activities
Purchase of property and equipment	(26,449)	(28,312)	(20,180)
Proceeds from sale of property and equipment	1,421	2,761	5,911
Payments received on notes receivable	1,633	5,425	5,442
Issuance of notes receivable	(5,335)	(2,027)	(1,884)
Purchase of equity in subsidiaries and investees	(1,547)	(9,090)	-
Other	1,418	(222)	(199)
Net cash used by investing activities	(28,859)	(31,465)	(10,910)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
DIMON Incorporated and Subsidiaries

	Nine Months
	Ended
	March 31,	Years Ended June 30,
(in thousands)	2004	2003	2002
Financing activities
Net change in short-term borrowings	$ 25,459	$ 18,627	$ (30,129)
Proceeds from long-term borrowings	42,126	130,087	266,253
Repayment of long-term borrowings	(43,113)	(131,356)	(183,251)
Debt issuance cost	(1,525)	(2,631)	(7,566)
Proceeds from sale of stock	705	-	-
Cash dividends paid to DIMON Incorporated stockholders	(10,140)	(12,301)	(8,929)
Net cash provided by financing activities	13,512	2,426	36,378

Effect of exchange rate changes on cash	(1,956)	(728)	1,832

Increase (decrease) in cash and cash equivalents	(70,113)	(20,059)	94,397
Cash and cash equivalents at beginning of year	88,932	108,991	14,594
Cash and cash equivalents at end of year	$ 18,819	$ 88,932	$ 108,991

Other information:
Cash paid during the year:
Interest	$ 27,315	$ 48,502	$ 42,049
Income taxes	14,165	16,674	12,301

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies
Basis of Presentation

The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of significant intercompany accounts and transactions.  The Company uses the equity method of accounting for its investments in affiliates, which are owned 50% or less.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension and postretirement health care benefits, inventory market values, allowance for doubtful accounts, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, and contingencies.

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

The remittance terms for these “bill and hold” transactions are consistent with all other sales by the Company.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Inventories

Inventories are valued at the lower of cost or market.  Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions. If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.  Inventory write downs as of March 31, 2004 and June 30, 2003 were $7,741 and $3,505, respectively.

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

Goodwill and Other Intangibles

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to systematic amortization, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred. Impairment testing compares the carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows. When the carrying amount of goodwill exceeds its fair value, an impairment charge would be recorded. The Company has chosen the first day of the last quarter of its fiscal year as the date to perform its annual goodwill impairment test.  The Company found no indication of impairment at that date.  Subsequent to this review, the Company acquired majority interest in an entity previously reported using the equity method of accounting.  Due to indicators of impairment at March 31, 2004, the goodwill associated with this investment was reviewed and found to be impaired.  The Company recorded a pre-tax charge of $5,439 during fiscal 2004 related to goodwill impairment.  See Note B to the “Notes to Consolidated Financial Statements” for further disclosure on goodwill impairment.  Impairment losses are reflected in operating income in the statement of operations.

          The Company has no intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts, with carrying values of $10,479 and $12,543 as of March 31, 2004 and June 30, 2003, net of accumulated amortization of $8,209 and $6,130, respectively.  Supply contracts are amortized primarily on a straight-line basis over the term of the contract ranging from three to five years.  Production contracts are amortized on a straight-line basis ranging from five to ten years.  The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience.  The Company reviews the estimated useful lives of its intangibles at the end of each reporting period.  If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount will be amortized over the revised estimated useful life.  Amortization expense associated with these intangible assets was $1,967, $1,609 and $3,197 for the nine months ended March 31, 2004 and years ended June 30, 2003 and 2002, respectively.  Annual amortization expense for each of the next five years for these production and supply contracts is expected to be $2,636 in 2005; $2,446 in 2006; $2,069 in 2007; $1,274 in 2008 and $701 in 2009.

          In accordance with the requirements of SFAS No. 142, the Company discontinued the amortization of goodwill. The following pro forma disclosure presents net income and net income per share as if the goodwill requirements of SFAS No. 142 had been adopted as of July 1, 2001.

	Nine Months
	Ended
	March 31,	Years Ended June 30,
(in thousands, except per share data)	2004	2003	2002
Reported net income (loss)	$(32,868)	$ 28,057	$ 27,476
Amortization of goodwill (net of $41 tax for 2002)	-	-	6,497
Adjusted net income (loss)	$(32,868)	$ 28,057	$ 33,973
Reported basic earnings (loss) per share	$ (0.73)	$ 0.63	$ 0.62
Amortization of goodwill (net of tax)	-	-	0.14
Adjusted basic earnings (loss) per share	$ (0.73)	$ 0.63	$ 0.76

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Property and Depreciation

Property, plant and equipment is accounted for on the basis of cost.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 40 years, 5 to 10 years and 3 to 5 years, respectively.  The consolidated financial statements do not include fully depreciated assets.  Depreciation expense for the nine months ended March 31, 2004 and fiscal years 2003 and 2002 was $23,518, $31,090 and $29,654, respectively.

          Estimated useful lives are periodically reviewed and, when warranted, changes are made to the estimated useful lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.  See Note B to the “Notes to Consolidated Financial Statements” for further disclosure of asset impairment.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting Pronouncements

In May 2003, FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”  Under the provisions of SFAS No. 150 certain financial instruments that previously could be accounted for as equity must be presented as liabilities, and in some cases assets, on the balance sheet.  The Company adopted this new standard July 1, 2003 and it did not have a material effect on its financial statements.

          In December 2003, the FASB issued a revised Interpretation No. 46, Consolidation of Variable Interest Entities (“FIN 46R”).  FIN 46R requires a new approach in determining if a reporting entity consolidates certain legal entities referred to as variable interests entities (“VIEs”), including joint ventures, limited liability companies and equity investments.  A VIE is an entity in which the equity investors do not have a controlling interest or have insufficient resources to finance the entity’s activities without receiving additional financial support from the other parties.  Under FIN 46R, consolidation of a VIE is required by the investor with the majority of the variable interests in the entity.  The revised interpretation delays the effective date to periods ending after December 15, 2003 for special purpose entities and to periods ending after March 15, 2004 for all other types of VIE’s.  The adoption of the revised FIN 46R did not have a material effect on the Company’s financial position or results of operations.

          In December 2003, the FASB issued a revision to FASB Statement No. 132 – Employers’ Disclosures about Pensions and Other Postretirement Benefits (“FASB No. 132R”).  The revision expands disclosures for defined benefit plans and other postretirement plans in both annual and interim financial statements.  The effective date for FASB No. 132R is for fiscal years ending after December 15, 2003.  Interim period disclosure is required for interim periods beginning after December 15, 2003.  The Company adopted the additional annual disclosure requirements as of the fiscal year ending March 31, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

DIMON and Subsidiaries Computation of Earnings Per Common Share

	Nine Months
	Ended
	March 31,	Years Ended June 30,
(in thousands, except per share data)	2004	2003	2002
BASIC EARNINGS
Income (loss) before extraordinary item	$(32,868)	$26,280	$27,476
Extraordinary item: Iraqi receivable recovery	-	1,777	-
Net Income (Loss)	$(32,868)	$28,057	$27,476

SHARES
Weighted Average Number of Shares Outstanding	44,723	44,532	44,525

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before extraordinary item	$(.73)	$.59	$.62
Extraordinary item – Iraqi receivable recovery	-	.04	-
Net Income (Loss)	$(.73)	$.63	$.62

DILUTED EARNINGS
Income (loss) before extraordinary item	$(32,868)	$26,280	$27,476
Add after tax interest expense applicable to 6¼%
Convertible Debentures issued April 1, 1997	-*	-*	-*

Income (loss) before extraordinary item	$(32,868)	$26,280	$27,476
Extraordinary item: Iraqi receivable recovery	-	1,777	-
Net Income (Loss) as Adjusted	$(32,868)*	$28,057 *	$27,476*

SHARES
Weighted average number of common shares outstanding	44,723	44,532	44,525
Restricted shares issued and shares
applicable to stock options, net of shares assumed to
be purchased from proceeds at average market price	- *	534	522
Assuming conversion of 6 ¼% Convertible
Debentures at the beginning of the period	- *	- *	- *
Average Number of Shares Outstanding	44,723 *	45,066 *	45,047*

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before extraordinary item	$(.73)*	$.58 *	$.61*
Extraordinary item – Iraqi receivable recovery	-	.04 *	-
Net Income (Loss) as Adjusted	$(.73)*	$.62 *	$.61*

*  Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share.  For the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company’s stock option plans are described more fully in Note I to the “Notes to Consolidated Financial Statements.”  The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income, as reported, includes compensation expense related to restricted stock.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Nine Months
	Ended
	March 31,	Years Ended June 30,
(in thousands, except per share data)	2004	2003	2002
Net income (loss), as reported	$(32,868)	$ 28,057	$ 27,476
Add: Stock-based employee compensation expense (income)
included in reported net income (loss), net of related tax
effects	(200)	176	(142)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(1,192)	(1,211)	(600)
Pro forma net income (loss)	$(34,260)	$ 27,022	$ 26,734
Earnings (loss) per share:
Basic – as reported	$ (0.73)	$ 0.63	$ 0.62
Basic – pro forma	$ (0.77)	$ 0.61	$ 0.60
Diluted – as reported	$ (0.73)	$ 0.62	$ 0.61
Diluted – pro forma	$ (0.77)	$ 0.60	$ 0.59

Related Parties

During the nine months ended March 31, 2004, and fiscal years 2003 and 2002, the Company paid $2,029, $3,382 and $2,741, respectively, in leasing arrangements for storage facilities and equipment.  The primary owners of the lessor are current and former employees of a subsidiary of the Company in Zimbabwe.

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Change in Fiscal Year

On June 23, 2003, our Board of Directors adopted a change in fiscal year end from June 30 to March 31.  The primary purpose of the change is to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  As a result of this change, the Company has a nine month transition period ended March 31, 2004. The Company’s new fiscal year 2005 began on April 1, 2004.  Condensed consolidated comparative financial data for the nine months ended March 31, 2004 and 2003, are summarized below:

		Nine Months
	Nine Months	Ended
	Ended	March 31, 2003
(in thousands)	March 31, 2004	(unaudited)
Sales and other operating revenues	$835,291	$875,614
Gross profit	103,223	138,461
Selling, administrative and general expenses	90,327	77,802
Restructuring and asset impairment charges	29,480	-
Interest expense	32,167	34,268
Interest income	6,397	2,455
Derivative financial instruments (income) expense	(6,522)	10,371
Income taxes (benefit)	(652)	4,249
Equity in net income (loss) of investee companies	(480)	(171)
Minority interests (income)	(2,792)	55
NET INCOME (LOSS)	$(32,868)	$ 14,000

Earnings (loss) per share:
Basic	$(0.73)	$0.31
Diluted	$(0.73)	$0.31

Note B – Restructuring and Asset Impairment Charges

The Company conducted a strategic review in the third quarter of 2004 to compare its production capacity and organization with the major transition occurring in global sourcing of tobacco.  As a result, the Company’s Board of Directors recently approved a Plan designed to improve long-term profitability. Major initiatives approved in the Plan include the closing of one of its two U.S. processing facilities and disposal of a non-strategic European processing facility.

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based upon diminished U.S. crop production and processing requirements, the Board of Directors approved the closing of one of its U.S. processing facilities upon completion of the processing of the 2004 U.S. crop.  As a result of the approved Plan, the related U.S. and European fixed assets are determined to be impaired based upon future undiscounted cash flows being insufficient to support their carrying value. A pre-tax impairment charge of $16,752 on fixed assets, primarily machinery and equipment, was recorded based on asset fair values as determined by independent appraisals or subsequent asset disposal agreements.  In addition, a $1,682 pre-tax charge for severance and other costs was recorded for employees notified prior to year end.  Substantially all severance costs will be paid in fiscal 2005. Additional severance charges associated with this initiative will be incurred during fiscal 2005 as employees are notified.

          In Zimbabwe, the Company recorded a pre-tax asset impairment charge of $4,905 related to land and buildings no longer used in operations.  The forecasted undiscounted cash flows  of these assets, which are leased to a third party, did not support the carrying value and the assets were written down to their appraised fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note B – Restructuring and Asset Impairment Charges (Continued)

          During January 2004, the Company acquired a majority interest in a non-tobacco entity previously reported using the equity method of accounting.  Production expectations and the development of emerging markets have not met management’s expectations.  Management completed an impairment evaluation based on projected future cash flows in the March quarter as indicators of impairment were present and determined that the carrying value of the assets exceeded their fair values.  The Company recorded a pre-tax impairment charge of $702 related to fixed assets and $5,439 related to goodwill based on asset fair values as determined by independent appraisals.

The following table summarizes the restructuring and asset impairment costs recorded as of March 31, 2004:

	Asset Impairments	Employee Separation and Other Costs	Total Restructuring and Asset Impairment Charges
2004 Restructuring and Asset Impairment Charges:
Third Quarter	$27,798*	$1,682	$29,480

* Includes pretax charges of $22,359 and $5,439 for fixed asset and goodwill impairments, respectively.

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

          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange losses in 2004, 2003 and 2002 were $1,737, $3,507 and $4,411, respectively and are included in the respective statements of income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note D – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.

The fair value estimates presented herein are based on quoted market prices.

          During the nine months ended March 31, 2004, accumulated other comprehensive income decreased by $365, net of deferred taxes of $167 due to the reclassification into earnings, primarily as cost of goods and services sold, due to the fulfillment of transactions.  During the fiscal year ended June 30, 2003, accumulated other comprehensive income increased by $1,638, net of deferred taxes of $804, due to the reclassification of $418, net of taxes of $202, which was reclassified into earnings, primarily as cost of goods and services sold, due to the fulfillment of transactions.  The remaining $1,220, net of tax of $602, was due to the issuance of new cash flow hedges during the year.  During the fiscal year ended June 30, 2002, accumulated other comprehensive income decreased by $4,192, net of deferred taxes of $2,112, due to the reclassification of net losses on derivative instruments to earnings.  Of this amount, $994, net of taxes of $535, was reclassified into earnings as a result of the discontinuance of a cash flow hedge that had been deemed effective.

          At March 31, 2004, the Company expects to reclassify approximately $637 of gains on derivative instruments, net of deferred taxes of $324, from accumulated other comprehensive income to earnings during the next twelve months due to the actual fulfillment of forecasted transactions.  The Company is hedging its exposure to the variability of future cash flows for forecasted transactions over various time periods not exceeding ten years.

The carrying value and estimated fair value of the Company’s long-term debt are $423,985 and $436,766, respectively, as of March 31, 2004 and $426,122 and $449,522, respectively, as of June 30, 2003.

Fixed to Floating Rate Interest Swaps

Concurrent with the private issuance of $200 million principal amount of 9 5/8% Senior Notes on October 30, 2001, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of the Senior Notes to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  Also, concurrent with the private issuance of $125 million principal amount of 7 ¾% Senior Notes on May 30, 2003, the Company entered into a derivative financial instrument to swap the entire $125 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  See also Note F to the “Notes to Consolidated Financial Statements.”

          The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  As of March 31, 2004 and June 30, 2003, the fair value of the debt increased the Senior Notes liability by $10,798 and $16,319, respectively, with a corresponding change in the fair value of the derivative financial instruments reflected in Deferred Credits – Compensation and Other.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note D – Derivative and Other Financial Instruments (Continued)

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates, to reduce its exposure to interest rate volatility.  At March 31, 2004, the Company held instruments of this type with an aggregate notional value of $245,000, bearing interest at rates between 4.985% and 6.22%, and with maturity dates ranging from August 23, 2005 to September 22, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the nine months ended March 31, 2004, the Company recognized non-cash income before income taxes of $6,522 from the change in fair value of these derivative financial instruments.  For the fiscal years ended June 30, 2003 and 2002, the Company recognized non-cash expense before income taxes of $12,409 and $10,202, respectively, from the change in the fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Deferred Credits – Compensation and Other.  At March 31, 2004, there was an aggregate credit of $21,363 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

Forward Currency Contracts

The Company periodically enters into forward currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as a cash flow hedges.  Changes in the fair value of these derivative financial instruments, net of deferred taxes, are recognized in Other Comprehensive Income and are included in earnings in the period in which earnings are affected by the hedged item.

Credit Risk

Financial instruments, including derivatives, expose the Company to credit loss in the event of non-performance by counterparties.  The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk.  If a counterparty fails to meet the terms of an arrangement, the Company’s exposure is limited to the net amount that would have been received, if any, over the arrangement’s remaining life.  The Company does not anticipate non-performance by the counterparties and no material loss would be expected from non-performance by any one of such counterparties.

Note E – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $594,285 at March 31, 2004 ($480,394 at June 30, 2003).  These lines bear interest at a weighted average rate of 2.99% for the nine months ending March 31, 2004.  Unused lines of credit at March 31, 2004, amounted to $305,115 ($234,031 at June 30, 2003), net of $45,515 of available letters of credit lines.  Certain non-U.S. borrowings of approximately $12,894 have inventories of approximately $18,707 as collateral.  There were no compensating balance agreements at March 31, 2004 or June 30, 2003.

Note F – Long-Term Debt
Such debt is comprised of:
	March 31, 2004		June 30, 2003
	Maturing within One Year	Maturing after One Year	Maturing within One Year	Maturing after One Year
Senior Notes (Net of Fair Value Adjustment
of $10,798 in 2004 and $16,319 in 2003)	$ -	$335,798	$ -	$341,319
Convertible Subordinated Debentures	-	73,328	-	73,328
Revolving Credit Notes	-	-	-	-
Other Long-Term Debt	2,411	8,146	655	6,076
	2,411	417,272	655	420,723
Capitalized Lease Obligations	565	3,737	570	4,174
	$2,976	$421,009	$1,225	$424,897

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note F – Long-Term Debt (Continued)

Payments of the debt are scheduled as follows:
	Senior Notes	Convertible Subordinated Debentures	Revolving Credit Notes	Other Long-Term Debt	Total
2005	$ -	$ -	$ -	$ 2,411	$ 2,411
2006	-	-	-	2,318	2,318
2007	-	73,328	-	1,133	74,461
2008	-	-	-	1,069	1,069
2009	-	-	-	595	595
2010	-	-	-	552	552
Later years	335,798	-	-	2,479	338,277
	$335,798	$73,328	$ -	$10,557	$419,683

          On May 30, 2003, the Company completed a private issuance of $125 million principal amount of 7 ¾% Senior Notes (the “7 ¾% Notes”) due 2013 pursuant to Rule 144A under the Securities Act of 1933, and issued a redemption notice for all of the $125 million in 8 7/8% Senior Notes issued May 29, 1996 that were then outstanding.  The financial covenants of the 7 ¾% Notes are substantially similar to those for the other existing Notes, including restrictions on certain payments.  Concurrent with the completion of the 7 ¾% Note issuance, the Company entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at March 31, 2004 was 4.85%.

          On April 1, 1997, DIMON Incorporated issued $73,328 of 6 ¼% Convertible Subordinated Debentures due on March 31, 2007 (the “Debentures”), net of the cancellation of $50,000 in fiscal 1999 settlement of the Intabex litigation.  The Debentures are convertible into approximately 2,549 shares of the Company’s Common Stock at a conversion price of $28.77 per share at any time prior to maturity.  The Debentures are subordinated in right of payment to all existing and future senior indebtedness, as defined, of the Company, and do not have a cross-default provision. The Debentures are redeemable at the option of the Company under certain circumstances on or after April 1, 2000.

          On October 30, 2001, the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes (the “9 5/8% Notes”) due 2011 pursuant to Rule 144A under the Securities Act of 1933.  The financial covenants of the 9 5/8% Notes are substantially similar to those for the 7 ¾% Notes, including restrictions on certain payments. The proceeds from the 9 5/8% Notes were used to repay certain existing indebtedness of the Company, including all amounts drawn under the Company’s then-existing $250 million syndicated credit facility then existing.

          Concurrent with the completion of the 9 5/8% Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.11%, set six months in arrears.  The effective rate at March 31, 2004 was 5.27%.

          On October 27, 2003, the Company completed a new three-year $150 million syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, requires the Company to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.   The Company continuously monitors its compliance with these covenants. At December 31, 2003 the Company’s consolidated fixed charge coverage ratio was 1.14 to 1, which was below the required covenant hurdle of 1.20 to 1.  The Company obtained, with unanimous approval from the lender banks, a waiver for the December 31, 2003 covenant together with an amendment resetting the required hurdle in future periods to 1.00 to 1 through the period ending September 29, 2004.  At March 31, 2004, the Company’s consolidated fixed charge coverage ratio was 0.969 to 1, which was below the amended covenant hurdle of 1 to 1.  The Company obtained a waiver from the lender banks for the March 31, 2004 covenant together with an amendment resetting the required hurdle in future periods to 0.75 to 1 through the period ending September 29, 2004; 0.90 to 1 for the period from September 30 to December 30, 2004; and 1.05 to 1 for the period from December 31, 2004 through March 30, 2005.  Thereafter, the hurdle returns to its originally defined level of 1.25 to 1 for the remainder of the facility’s term.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note F – Long-Term Debt (Continued)

          The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 4% at March 31, 2004. The Company pays a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165 million facility.

At March 31, 2004, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $30.0 million.
Other long-term debt consists of obligations of DIMON Incorporated and the tobacco operations in Brazil, Italy, Thailand and Macedonia, and is payable at interest rates varying from 2.50% to 14.67%.

Note G – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2010.  Interest rates are imputed at 3.25% to 6.75%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
2005	$ 829	$ 5,823
2006	780	5,136
2007	722	2,231
2008	713	1,665
2009	713	1,506
Remaining	1,596	12,130
	$5,353	$28,491

Less amount representing interest and deposits	1,051
Present value of net minimum lease payments	$4,302
Less current portion of obligations under capital leases	565
Long-term obligations under capital leases	$3,737
Capitalized amounts:
Buildings	$ 81
Machinery and equipment, primarily vehicles	5,295
Accumulated amortization	(1,520)
	$3,856

Note H – Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At March 31, 2004, no shares had been issued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note I – Stock Incentive Plan

In November 2003, Shareholders approved the DIMON Incorporated 2003 Incentive Plan (2003 Plan) which incorporated shares remaining for issuance under the DIMON Incorporated Omnibus Stock Incentive Plan (Prior Plan) and authorized the addition of 2,200 shares for the 2003 Plan. The 2003 Plan authorizes the issuance of up to a total of 2,385 shares of common stock.  This amount is subject to increase for shares issued in the event of a stock dividend, stock split, subdivision or combination or other similar change in the capital structure of the Company, or any other event that, in the judgment of the Executive Compensation Committee (the “Committee”), necessitates adjustment of the maximum number of shares available.  The 2003 Plan authorizes the issuance of various stock incentives to any employee of the Company or any subsidiary and any member of the Board that the Committee determines has contributed to the profits or growth of the Company or its affiliates, including nonqualified or incentive stock options, stock appreciation rights, shares of restricted stock, performance shares and incentive awards.

          Stock options granted under the 2003 Plan allow for the purchase of common stock at prices determined at the time the option is granted by the Committee.  Stock appreciation rights (SARs) may be granted under the 2003 Plan in relation to option grants or independently of option grants.  SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant.  Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  The shares pay dividends and have ordinary voting rights but are forfeitable if employment or Board service terminates before vesting.  Pursuant to the DIMON Deferred Compensation Plan, Board members and certain other employees may defer both option and restricted share awards.  See also Note K to the “Notes to the Consolidate Financial Statements.”  As of March 31, 2004, 17 restricted shares had been deferred by Board members. As of March 31, 2004, 402 shares of restricted stock had been awarded under the Incentive Plan and 345 shares were outstanding.  Performance shares granted under the 2003 Plan are an award, stated with respect to a specified number of shares of common stock that entitles the holder to receive shares of common stock, cash or a combination of both.  As of March 31, 2004, no performance shares had been awarded under the Incentive Plan.  Incentive awards granted under the Incentive Plan allow for selected individuals to receive cash payments upon attainment of stated performance objectives determined by the Committee.  No awards may be granted under the 2003 Plan, as amended, after December 31, 2013.

          The outstanding options and SARs awarded under the Prior Plan become exercisable on various dates as originally determined for the grants.  Under the 2003 Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable.

          Prior to the authorization of the 2003 Plan, the Company maintained the DIMON Incorporated Directors’ Stock Plan which replaced The Non-Employee Directors’ Stock Option Plan. As of March 31, 2004 options to purchase 60 shares had been granted of which 55 shares were outstanding under the Directors Plan and 24 shares had been granted and were outstanding under the Non-Employee Directors’ Stock Option Plan. There are no plans to make any further awards under these plans.

          The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations. All other options are treated as equivalent shares outstanding. There was a $307 credit to income in 2004, $270 charge to income in 2003 and $218 credit to income in 2002 arising from adjustments in fair market values of the SARs.

         Certain potentially dilutive options outstanding at June 30, 2003 and 2002, were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive.  These shares totaled 2,032 at a weighted-average exercise price of $14.41 per share for 2003; and 2,300 shares at a weighted-average exercise price of $15.08 per share in 2002.  At March 31, 2004, all outstanding options were excluded from the computation of earnings per diluted share because the effect of their inclusion was antidilutive.  These shares totaled 3,591 at a weighted-average exercise price of $10.19 per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note I – Stock Incentive Plan (Continued)

Information with respect to options and SARs follows:

		March 31,	June 30,
		2004	2003	2002
Options and SARs outstanding at beginning of year		4,137	3,716	3,253
Options and SARs granted		625	738	670
Options and SARs exercised		(267)	(22)	-
Options and SARs cancelled		(160)	(295)	(207)

Options and SARs outstanding at end of year		4,335	4,137	3,716

SARs included as outstanding at end of year		744	750	637

Options available for future grants at end of year		2,385	853	1,377

Options and SARs exercisable at end of year		2,456	2,221	2,277
Option and SAR exercise prices per share:
Date of grant	(at lowest price)	$ 6.95	$ 6.25	$ 7.44
	(at highest price)	6.95	6.25	7.44
Exercised	(at lowest price)	2.81	4.63	-
	(at highest price)	5.50	4.63	-
Cancelled	(at lowest price)	6.25	2.81	2.81
	(at highest price)	22.31	22.31	22.31

Weighted average option exercise price information for 2004, 2003 and 2002 follows:

		March 31,	June 30,
		2004	2003	2002
Outstanding at beginning of year		$9.73	$11.08	$12.03
Granted during the year		6.95	6.25	7.44
Exercised during the year		3.27	4.63	-
Cancelled during the year		15.50	18.79	14.29
Outstanding at end of year		9.52	9.73	11.08
Exercisable at end of year		11.56	13.35	14.93

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note I – Stock Incentive Plan (Continued)
Option and SARS groups outstanding at March 31, 2004 and related weighted average price and life information follows:

Grant Date by Fiscal Year	Outstanding	Exercisable	Exercise Price	Remaining Life (Fiscal Years)
1995	253	253	$13.97	-
1996	278	278	16.97	1
1997	302	302	18.18	2
1998	324	324	22.33	3
1999	613	613	7.94	4
2000	116	116	4.63	5
2001	448	448	2.88	6
2002	652	45	7.44	7
2003	732	50	6.25	8
2004	617	27	6.95	9
	4,335	2,456

          The weighted average fair value at date of grant for options and SARS granted during 2004 and 2003 was $2.63 and $1.97 per option, respectively.  The fair value of options and SARS at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Black-Scholes Assumptions		2004		2003
Expected Life in Years		7		7
Interest Rate		4.21%		4.04%
Volatility		52.58%		55.01%
Dividend Yield		4.32%		4.80%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note J – Income Taxes
The components of income (loss) before income taxes, equity in net income (loss) of investee companies, minority interests and extraordinary item consisted of the following:

	Nine Months
	Ended
	March 31,	Years Ended June 30,
	2004	2003	2002
U.S.	$(20,291)	$(39,684)	$(46,095)
Non-U.S.	(15,541)	74,498	84,061
Total	$(35,832)	$ 34,814	$ 37,966

The details of the amount shown for income taxes in the Statements of Consolidated Income and Comprehensive Income follow:

	Nine Months
	Ended
	March 31,	Years Ended June 30,
	2004	2003	2002
Current
Federal	$ (60)	$ 1,165	$ 688
State	-	-	-
Non-U.S.	11,022	23,742	9,524
	$10,962	$24,907	$10,212

Deferred
Federal	$(13,175)	$(10,779)	$ (505)
State	3,211	(959)	-
Non-U.S.	(1,650)	(4,058)	495
	$(11,614)	$(15,796)	$ (10)
Total	$ (652)	$ 9,111	$ 10,202

          The reasons for the difference between income tax expense based on income (loss) before income taxes, equity in net income (loss) of investee companies, minority interests and extraordinary item and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Nine Months
	Ended
	March 31,	Years Ended June 30,
	2004	2003	2002
Tax expense (benefit) at U.S. statutory rate	$(12,541)	$ 12,185	$ 13,288
Effect of non-U.S. income taxes	594	303	(10,785)
U.S. taxes on non-U.S. income, net of tax credits	1,400	4,520	7,207
Goodwill impairment	1,904	-	-
Expired tax credits	3,000	-	-
Permanent items	4,991	(7,897)	492
Actual tax expense (benefit)	$ (652)	$ 9,111	$ 10,202

-52-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note J – Income Taxes (Continued)

The deferred tax liabilities (assets) are comprised of the following:

	March 31,	June 30,
	2004	2003
Deferred tax liabilities:
Non-U.S. taxes	$ 1,463	$ 3,550
Unremitted earnings of non-U.S. subsidiaries	1,400	-
Fixed assets	9,996	12,202
Total deferred tax liabilities	$12,859	$ 15,752

Deferred tax assets:
Reserves and accruals	$(7,373)	$ (10,642)
Restructuring accruals	(4,439)	(1,091)
Tax Credits	(4,639)	(8,242)
Tax loss carryforwards	(38,068)	(20,407)
Derivative transactions	(8,174)	(10,848)
Postretirement and other benefits	(18,449)	(15,696)
Other	(6,181)	(4,757)

Gross deferred tax assets	(87,323)	(71,683)
Valuation allowance	22,632	16,504
Total deferred tax assets	$(64,691)	$(55,179)
Net deferred tax asset	$(51,832)	$(39,427)

The following table presents the breakdown between current and non-current (assets) liabilities:

	2004	2003
Current asset	$(8,510)	$(8,875)
Non current asset	(48,390)	(34,680)
Non current liability	5,068	4,128
Net deferred tax asset	$(51,832)	$(39,427)

The current portion of the deferred tax asset is included in “current deferred and recoverable income taxes” and the non-current asset is included in “deferred taxes and other deferred charges.”

          For the nine months ended March 31, 2004, the valuation allowance increased by $6,128 due primarily to  additional tax loss carryovers and management’s judgment as to realization of certain deferred tax assets.  For  the year ended June 30, 2003, the valuation allowance decreased by $14,192 due primarily to utilization of foreign tax credit carryovers in the U.S.  At March 31, 2004 the Company has non-U.S. tax loss carryovers of $44,049  and  U.S. federal and state  tax loss carryovers of $52,250 and $156,918, respectively, that expire in 2005 and thereafter. Valuation allowances of $ 22,632 and $16,504 remain at March 31, 2004 and June 30, 2003, respectively, primarily related to state and non-U.S. tax loss carryovers and foreign tax credits that begin expiring in 2004.

          Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryovers.  Although realization is not assured, management believes it is more likely that not that all of the deferred tax assets, net of applicable valuation allowances, will be realized.  The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income change during the carryover period.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note J – Income Taxes (Continued)

          The Company has provided deferred income taxes of $1,400 for the estimated U.S. income taxes, net of foreign tax credits, pursuant to its plans to remit certain undistributed earnings from foreign subsidiaries.  No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $141,000 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Note K – Employee Benefits

Retirement Benefits

The Company has a Cash Balance Plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation.  The Company also maintains various other  Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions.  The Company funds these plans in amounts consistent with the funding requirements of Federal Law and Regulations.

Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Greece, Italy and Turkey.
A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2004 and June 30, 2003, the measurement dates, was as follows:

	March 31,	June 30,
	2004	2003
Change in Benefit Obligation
Benefit obligation, beginning	$68,574	$60,248
Service cost	2,408	2,467
Interest cost	3,276	4,294
Actuarial loss	1,956	7,102
Amendments and curtailments	131	79
Benefits paid	(3,783)	(5,616)
Benefit obligation, ending	$72,562	$68,574

Change in Plan Assets
Fair value of plan assets, beginning	$33,140	$35,951
Actual return on plan assets	2,209	967
Company contribution	2,310	1,838
Benefits paid	(3,886)	(5,616)
Fair value of plan assets, ending	$33,773	$33,140

Funded status of plan	$(38,789)	$(35,434)
Unrecognized actuarial loss	9,817	9,423
Unrecognized prior service cost	2,873	2,609
Net amount recognized	$(26,099)	$(23,402)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits (Continued)
Retirement Benefits (Continued)
		March 31,	June 30,
		2004	2003
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost		$ -	$ -
Accrued benefit liability		(34,477)	(30,519)
Intangible asset		1,934	2,002
Accumulated other comprehensive income		6,444	5,115
Net amount recognized		$(26,099)	$(23,402)

The accumulated benefit obligation for all defined benefit pension plans was $67,329 at March 31, 2004 and $64,007 at June 30, 2003.

		March 31,	June 30,
		2004	2003
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation		$72,562	$68,574
Accumulated benefit obligation		67,329	64,007
Fair value of plan assets		33,773	33,140

Net periodic pension costs included the following components:

	Nine Months
	Ended
	March 31,	Years Ended June 30,
	2004	2003	2002
Service cost	$2,409	$2,467	$1,912
Interest expense	3,276	4,294	4,235
Expected return on plan assets	(1,891)	(3,039)	(3,625)
Amortization of prior service cost	272	316	283
Amortization of transition amount	-	(252)	(348)
Actuarial loss (gain)	656	291	(225)
Net periodic pension cost	$4,722	$4,077	$2,232

	March 31,		June 30,
	2004		2003
Additional Information:
Increase in minimum liability included in other comprehensive income	$6,444		$5,115

          For the U.S. plans, benefit obligations and net periodic pension costs for the Retirement Plan and the Excess Benefit and Supplemental Plans were determined using assumed discount rates of 6.00% for 2004 and  2003 and 7.25% for 2002.  Assumed compensation increases were 4.0% for 2004, 3.5% for 2003 and 4.0% for 2002 for the Retirement Plan and for the Excess Benefit Plan. The assumed long-term rate of return on plan assets was 8.5% for 2004, 8.0% for 2003 and 9.0% for 2002 for the Retirement Plan.  The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation and estimates of future investment performance by asset class.  For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice.  No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits (Continued)

Plan Assets
The Company’s pension plan weighted-average asset allocations at March 31, 2004 and June 30, 2003 by asset category are as follows:
	March 31,	June 30,
	2004	2003
Asset Category:
Equity securities	39%	48%
Fixed income	18%	46%
Other short term investments	43%	6%
Total	100%	100%

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  The Company’s target asset allocation strategy is a 60%/40% allocation between equity and fixed income securities.  As of March 31, 2004, based upon the recommendation of the Company’s Investment Advisor and the Investment Committee, new investment managers had been selected. The asset allocation at March 31, 2004 does not reflect the eventual investment allocation after all funds were transferred and invested by the new investment managers in April 2004.  Manager performance is measured against investment objectives and objective benchmarks, including:  Salomon 90 Day Treasury Bill, Lehman Brothers Intermediate Govt; Credit, Lehman Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE.  The Portfolio Objective is to exceed the actuarial return on assets assumption.  Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate.  Equity securities do not include the Company’s common stock.

Cash Flows
Contributions
The Company expects to contribute $550 to its pension plan in 2005.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
2005	$ 4,634	$2,212
2006	4,563	2,140
2007	5,208	2,080
2008	5,408	2,030
2009	4,950	1,964
Years 2010-2014	31,076	9,413

          The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States.  The Company’s contributions to the plan were $295 in 2004, $401 in 2003 and $396 in 2002.

The DIMON Compensation Deferral Plan was approved by the Board on June 23, 2003.  The plan is available to certain employees and non-employee members of the Board.  Eligible participants may elect to defer specified portions of cash or equity based compensation received and have the deferred amount treated as if invested in specified investment vehicles.  The Compensation Deferral Plan is unfunded with a payable of $165 at March 31, 2004.  Withdrawals from the Plan are not permitted until the termination of a participant’s service.  See also Note I to the “Notes to Consolidated Financial Statements” for further information regarding equity based compensation.

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

A reconciliation of benefit obligations, plan assets and funded status of the plans was as follows:

	March 31,	June 30,
	2004	2003
Change in Benefit Obligation
Benefit obligation, beginning	$22,048	$14,503
Service cost	335	342
Interest cost	1,005	1,357
Actuarial loss	1,068	7,924
Benefits paid	(1,409)	(2,078)
Benefit obligation, ending	$23,047	$22,048

Change in Plan Assets
Fair value of plan assets, beginning	$ 154	$ 95
Actual return on plan assets	(29)	(8)
Company contribution	153	185
Benefits paid	(233)	(118)
Fair value of plan assets, ending	$ 45	$ 154

Funded status of plan	$(23,002)	$(21,894)
Unrecognized actuarial loss	8,793	8,004
Unrecognized prior service cost	(2,001)	(2,232)
Net amount recognized	$(16,210)	$(16,122)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost	$ -	$ -
Accrued benefit liability	(16,210)	(16,122)
Intangible asset	-	-
Accumulated other comprehensive income	-	-
Net amount recognized	$(16,210)	$(16,122)

          For measurement purposes, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004 and 2003.  The rate was assumed to decrease gradually to 5.0% by the year 2011 in 2004 and 2010 in 2003.  Benefit obligations and net periodic pension costs were determined using assumed discount rates of 6.00% for 2004 and 2003 and 7.25% for 2002.  Assumed compensation increases were 4.0% for 2004, 3.5% for 2003 and 4.0% for 2002. The assumed long-term rate of return on plan assets was 4.75% for 2004, 5.5% for 2003 and 2002.  The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation and estimates of future investment performance by asset class.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note K – Employee Benefits (Continued)
Postretirement Health and Life Insurance Benefits (Continued)
Plan Assets
The Company’s pension plan weighted-average asset allocations at March 31, 2004 and June 30, 2003 by asset category are as follows:

	March 31,		June 30,
	2004		2003
Asset Category:
Fixed Income	100%		100%

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  The Company’s target asset allocation strategy for postretirement benefits is a 100% allocation in fixed income securities.

Net periodic benefit costs included the following components:

	Nine Months
	Ended
	March 31,	Years Ended June 30,
	2004	2003	2002
Service cost	$ 335	$ 342	$ 199
Interest expense	1,005	1,357	1,004
Expected return on plan assets	(6)	(5)	(10)
Amortization of prior service cost	(231)	(308)	(308)
Actuarial (gain)/loss	314	194	(33)
Net pension cost	$1,417	$1,580	$ 852

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

1-Percentage- Point Increase		1-Percentage- Point Decrease
Effect on total of service and interest cost components	$ 120	$ (104)
Effect on postretirement benefit obligation	1,130	(1,004)

          The Company continues to evaluate ways to better manage these benefits and control the costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.  The Company expects to contribute $300 to its postretirement benefit plan in 2005.

          Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements.  There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system.  For these foreign plans, the cost of benefits charged to income was not material in 2004, 2003 and 2002.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note L – Segment Information (Continued)

	Nine Months
	Ended	Years Ended
	March 31,	June 30,
	2004	2003	2002
Sales and Other Operating Revenues:
United States	$181,345	$ 239,207	$ 248,620
Germany	100,980	175,700	186,480
Japan	67,043	133,418	133,861
Other	485,923	720,427	686,780
	$835,291	$1,268,752	$1,255,741

Sales and Other Operating Revenues to Major Customers:

Of the 2004, 2003 and 2002 sales and other operating revenues, approximately 34%, 38% and 35%, respectively, were to various tobacco companies which management has reason to believe are now owned by or under the common control of two companies.  (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A	$148,456	$215,988	$ 166,675
Customer B	134,787	264,547	275,487
	$283,243	$480,535	$ 442,162

Long-Lived Assets:
United States	$ 23,543	$ 37,503	$ 44,599
Brazil	45,592	40,262	38,979
Malawi	24,208	25,566	28,107
Tanzania	21,663	22,582	24,470
Zimbabwe	39,685	46,292	49,418
South America	1,835	1,769	1,970
Europe	51,729	51,693	42,805
Asia	6,695	7,043	7,306
Other	25,158	19,785	19,630
Long-Lived Assets	$240,108	$252,495	$257,284

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note N – Contingencies and Other Information

In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of March 31, 2004, total tax, penalties and interest relating to still unresolved issues is approximately $1.4 million.

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

          In September 2002 and in January 2004, the Company’s Tanzanian operation received assessments for income taxes equivalent to approximately $1.0 million and $5.3 million, respectively.  The Company has filed protests and  appeals and is currently awaiting replies.

          The Company believes it has properly reported its income and paid its taxes in Brazil, Germany and Tanzania in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

          In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  The Company believes that the DGCOMP may be conducting similar investigations in other countries.  Its subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on its understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  In December 2003 and February 2004, the EC issued Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy, respectively.  The Statements allege that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EU competition laws.  The Statements indicated that the EC intends to assess administrative penalties, but did not provide any indication as to what those penalties may be.  Both Agroexpansion and DIMON Italia have filed a response to the Statements of Objections relating to Spain and Italy, respectively.  The EU conducted an oral hearing on the Spanish matter in March 2004 and has scheduled an oral hearing of the Italian matter during June.  Although it is impossible to assess the amount of any penalties at this time, they could be material to the Company’s earnings.  The Company believes that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of any penalties that otherwise could be imposed.

          In September 2002, the Argentina National Commission for Defense of Competition (“NCDC”) began an administrative inquiry into the tobacco and cigarette industry in Argentina.  The Company’s subsidiary in Argentina, DIMON Argentina S.A., is cooperating with the NCDC.  The Company cannot predict whether the inquiry will result in any further action by the NCDC.

          The Company recently discovered potential irregularities with respect to certain bank accounts in two countries in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there have been payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  The Company voluntarily reported the payments to the appropriate U.S. authorities.  The Company has closed the accounts in question and is implementing personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff in Europe and enhancement of existing training programs.

-60-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note N – Contingencies and Other Information (Continued)

          If the U.S. authorities determine that there have been violations of the Foreign Corrupt Practices Act, they may seek to impose sanctions on the Company that may include injunctive relief, disgorgement, fines, penalties and modifications to business practices.  It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose.  It is also not possible to predict how the government’s investigation or any resulting sanctions may impact the Company’s business, results of operations or financial performance, although any monetary penalty assessed may be material to its results of operations in the quarter in which it is imposed.  The Company will continue to cooperate with the authorities in these matters.

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At March 31, 2004, the Company is guarantor of an amount not to exceed $158.1 million with $142.3 million outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote, and the accrual recorded for exposure under them was not material at March 31, 2004.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially be over many years.  The Company is unable to estimate the realizable value of this claim as of March 31, 2004.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $39.7 million as of March 31, 2004.

Note O – Extraordinary Item

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

Note P – Selected Quarterly Financial Data (Unaudited)
Summarized quarterly financial information is as follows:

		First Quarter As Restated	Second Quarter As Restated	Third Quarter	Fiscal Year
	Nine Months Ended March 31, 2004
	Sales and Other Operating Revenue	$236,490	$291,894	$306,907	$ 835,291
	Gross Profit	41,946	30,524	30,753	103,223
	Net Income (Loss) (1)	5,469	(3,019)	(35,318)	(32,868)
	Per Share of Common Stock:
	Basic Earnings (Loss) (2)	.12	(.07)	(.79)	(.73)
	Diluted Earnings (Loss) (2)	.12*	(.07)*	(.79)*	(.73)*
	Cash Dividends per Share	.075	.075	.075	.225
Market Price	- High	7.46	7.60	7.25	7.60
	- Low	6.53	6.40	6.28	6.28

-61-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) DIMON Incorporated and Subsidiaries (in thousands)

Note P – Selected Quarterly Financial Data (Continued)

First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
Year Ended June 30, 2003
Sales and Other Operating
Revenue	$270,175	$304,910	$300,529	$393,138	$1,268,752
Gross Profit	54,831	43,375	40,255	68,793	207,254
Net Income before
extraordinary items (3)	5,058	6,272	2,670	12,280	26,280
Per Share of Common Stock:
Basic Earnings	.11	.14	.06	.32	.63
Diluted Earnings	.11*	.14*	.06*	.31	.62*
Cash Dividends per Share	.05	.075	.075	.075	.275
Market Price	- High	7.00	6.60	7.50	7.44	7.50
- Low	5.45	5.35	5.60	5.69	5.35

(1)	Third quarter of fiscal 2004 includes $29,480 in restructuring and asset impairment charges.
(2)	Does not add due to rounding.
(3)	Fourth quarter of fiscal 2003 includes $6,000 for litigation settlement.

*

Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings (loss) per share.  For the second and third quarters ended December 31, 2003 and March 31, 2004, respectively, and the nine month transitional year ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

The Company’s unaudited consolidated financial statements for the first and second quarters of 2004 have been restated for an error identified in the expense computation and allocation of tobacco and property insurance.  The effect on the results of operations are summarized as follows:

Fiscal 2004
First Quarter	Second Quarter
Gross Profit:
As reported	$43,468	$31,467
As restated	41,946	30,524
Net Income (Loss):
As reported	6,458	(2,406)
As restated	5,469	(3,019)
Per Share of Common Stock:
Basic Earnings:
As reported	0.14	(0.05)
As restated	0.12	(0.07)
Diluted Earnings:
As reported	0.14*	(0.05)*
As restated	0.12*	(0.07)*

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of DIMON Incorporated

We have audited the accompanying consolidated balance sheets of DIMON Incorporated and subsidiaries as of March 31, 2004 and June 30, 2003, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the nine month period ended March 31, 2004 and for each of the two years in the period ended June 30, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of DIMON Incorporated and subsidiaries at March 31, 2004 and June 30, 2003, and the consolidated results of their operations and their cash flows for the nine month period ended March 31, 2004 and each of the two years in the period ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note A to the consolidated financial statements, in 2003 the Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Intangible Assets.

/s/ Ernst & Young LLP
_____________________________________
Greensboro, North Carolina
May 27, 2004,
except for Note F, as to which the date is
June 9, 2004

-63-

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE-
None.

ITEM 9A. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the Securities and Exchange Commission (SEC) rules thereunder.

Internal Control over Financial Reporting

Management, in consultation with Ernst & Young LLP (E&Y), the Company’s independent auditors, have identified and reported to the Audit Committee of the Board of Directors, certain matters involving internal control deficiencies considered to be “significant deficiencies” under the standards established by the American Institute of Certified Public Accountants (“AICPA”) and the SEC. E&Y has reported to the Audit Committee that none of the deficiencies is believed to be a material weakness. These deficiencies related to (a) internal controls to properly identify, classify and report cash payments and to prevent potentially improper payments (relating to the facts discussed in Note N to the “Notes to Consolidated Financial Statements”); (b) internal controls to properly report insurance expense (as disclosed in Note P to the ”Notes to Consolidated Financial Statements"); and (c) internal controls to monitor financial reporting over less significant foreign locations.

          The Company has taken, and is continuing to implement, certain remedial measures with respect to these internal control deficiencies, including but not limited to (a) the closing of certain bank accounts with insufficient controls in certain foreign jurisdictions; (b) certain personnel changes including the addition of new finance and internal audit staff in Europe; (c) the enhancement of existing training programs; (d) the improvement of procedures for the review and reporting of insurance expense; (e) the reinforcement of compliance with existing processes and procedures relating to the financial statement close process; (f) expansion and enhancement of the periodic review process by the Company's financial and accounting personnel and (g) other measures designed to prevent similar situations in the future.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and persons nominated to become directors of DIMON Incorporated included in the Proxy Statement under the headings “Proposal One-Election of Directors” and “Directors Biographies” is incorporated herein by reference.  See "Additional Information - Executive Officers of the Company" at the end of Item I above for information about the executive officers of the Company.

Audit Committee
The information included in the Proxy Statement under the headings “Board Committees” and “Audit Matters” is incorporated herein by reference.

Section 16 Compliance
The information included in the Proxy Statement under the heading “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Conduct

DIMON’s Code of Conduct, formerly the Compliance Guide, was first adopted in 1997 and predates the NYSE requirement.  The Code of Conduct is our guide to ethical and lawful conduct.  It clearly defines the Company’s expectations for legal and ethical behavior on the part of every DIMON director, officer and employee.

          The Code of Conduct also governs DIMON’s principal financial officer and principal accounting officer.  It is designed to deter wrongdoing and promote honest and ethical conduct in all aspects of the Company’s affairs.

The Code of Conduct is available at our website, www.dimon.com or by written request, without charge, addressed to: Corporate Secretary, DIMON Incorporated, 512 Bridge Street, Danville, VA 24541.

          Any waiver of the Code of Conduct, for any director, officer or employee, would require approval by the Board of Directors and would be disclosed immediately thereafter to shareholders via the Company’s website, www.dimon.com.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT (Continued)

Corporate Governance

DIMON’s Board of Directors has adopted corporate governance guidelines and charters for its Audit Committee, Committee on Executive Compensation, and Governance & Nominating Committee.  These governance documents are available on our website, www.dimon.com, or by written request, without charge, addressed to: Corporate Secretary, DIMON Incorporated, 512 Bridge Street, Danville, VA 24541.

ITEM 11. EXECUTIVE COMPENSATION
The information contained in the Proxy Statement under the captions “Compensation Matters” and "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
The information contained in the Proxy Statement under the caption "Stock Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information contained in the Proxy Statement under the caption "Employment and Consulting Agreements and Certain Business Relationships" is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information contained in the Proxy Statement under the captions “Policy for Pre-Approval of Audit and Non-Audit Services” and “Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Income and Comprehensive Income –Years
ended March 31, 2004, June 30, 2003 and 2002
Consolidated Balance Sheet—March 31, 2004 and June 30, 2003
Statement of Stockholders' Equity--Years ended March 31, 2004, June 30, 2003 and 2002
Statement of Consolidated Cash Flows--Years ended March 31, 2004, June 30, 2003 and 2002
Notes to Consolidated Financial Statements
Report of Ernst & Young LLP

Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

(b)	Current Reports on Form 8-K	-	January 22, 2004 – Item 9, DIMON Announces Exchange Offer for 7 ¾% Senior Notes due 2013
		-	February 4, 2004 – Item 12, DIMON Reports Second Quarter 2004 Financial Results Company Lowers Fiscal 2004 Guidance
		-	February 19, 2004 – Item 9, DIMON Inc. Announces Completion of Exchange Offer for 7 ¾% Senior Notes due 2013
		-	February 26, 2004 - Item 7, DIMON Announces Quarterly Dividend and Item 9, Regulation FD Disclosure
		-	April 1, 2004 – Item 7 and 11, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plan.
		-	May 24, 2004 –, Item 12, DIMON Announces Arrangements for Release of Financial Results Company Lowers Fiscal 2004 Guidance
		-	May 25, 2004 - Item 7, DIMON Announces Quarterly Dividend and Item 9, Regulation FD Disclosure

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(c)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.01

Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated’s Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

	3.02	Amended and Restated Bylaws, as amended, of DIMON Incorporated effective August 26, 2003 (filed herewith)

	4.01	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

	4.02	Article III of the Amended and Restated Articles of Incorporation of DIMON Incorporated (filed as Exhibit 3.01)

4.03

Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1, 1995)

4.04

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee (incorporated by reference to Exhibit 4.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended September 30, 2001)

4.05

Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee. (incorporated by reference to Exhibit 4.07 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003)

10.01

Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan) (incorporated herein by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1987)

10.02

Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan) (incorporated herein by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1991)

10.03

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.04

Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 ¼% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K dated April 16, 1997)

	10.05	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated’s Quarterly Report on Form 10-Q dated February 14, 1997)

10.06

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(c)	Exhibits

10.08

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

10.10

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

	10.11	Compensation Deferral Plan (incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003)

10.12

Credit Agreement, dated October 27, 2003, by and among DIMON Incorporated and the Lenders named therein (incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended December 31, 2003)

10.13

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and H.P. Green, III (incorporated by reference to Exhibit 10-5 to Dibrell Brothers, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

	10.14	DIMON Incorporated 2003 Stock Incentive Plan (filed herewith)

	10.15	Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III (filed herewith)

	10.16	Second Amendment to Credit Agreement and Waiver, dated June 9, 2004, by and among DIMON Incorporated and the Lenders named therein (filed herewith)

	12	Ratio of Earnings to Fixed Charges (filed herewith)

	21	List of Subsidiaries (filed herewith)

	23	Consent of Ernst & Young LLP (filed herewith)

	31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

(d)	Financial Statement Schedules:

Schedule II, Valuation and Qualifying Accounts, appears on the following pages.  The consolidated financial statement schedules listed in Item 15(a) appear on the following pages.  All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are not applicable and, therefore, have been omitted.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS DIMON INCORPORATED AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
Year ended June 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$1,230,367	$982,794	$ -	$277,967(A)	$1,935,194
Total	$1,230,367	$982,794	$ -	$277,967	$1,935,194

Year ended June 30, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$1,935,194	$ 94,594	$ -	$337,021(A)	$1,692,767
Total	$1,935,194	$ 94,594	$ -	$337,021	$1,692,767

Nine months ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$1,692,767	$217,679	$ -	$ 17,976(A)	$1,892,470
Total	$1,692,767	$217,679	$ -	$ 17,976	$1,892,470

(A) Currency translation and direct write off.

Certain prior year amounts have been reclassified to conform to the current year presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 2004.

DIMON INCORPORATED (Registrant)

/s/ Brian J. Harker By________________________________________________ Brian J. Harker Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 10, 2004.

/s/ Hans B. Amell By________________________________________________ Hans B. Amell Director of DIMON Incorporated	/s/ Albert C. Monk III By________________________________________________ Albert C. Monk III Director of DIMON Incorporated

/s/ R. Stuart Dickson By________________________________________________ R. Stuart Dickson Director of DIMON Incorporated	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director of DIMON Incorporated

/s/ Henry F. Frigon By________________________________________________ Henry F. Frigon Director of DIMON Incorporated	/s/ William R. Slee By________________________________________________ William R. Slee Director of DIMON Incorporated

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green, Jr. Director of DIMON Incorporated	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director of DIMON Incorporated

/s/ John M. Hines By________________________________________________ John M. Hines Director of DIMON Incorporated	/s/ Brian J. Harker By________________________________________________ Brian J. Harker Chairman of the Board of Directors and Chief Executive Officer of DIMON Incorporated

/s/ James E. Johnson, Jr. By________________________________________________ James E. Johnson, Jr. Director of DIMON Incorporated	/s/ James A. Cooley By________________________________________________ James A. Cooley Senior Vice President-Chief Financial Officer of DIMON Incorporated

/s/ Thomas F. Keller By________________________________________________ Thomas F. Keller Director of DIMON Incorporated	/s/ Steve B. Daniels By________________________________________________ Steve B. Daniels President and Chief Operating Officer of DIMON Incorporated

/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Director of DIMON Incorporated	/s/ Thomas G. Reynolds By________________________________________________ Thomas G. Reynolds Vice President-Controller (Principal Accounting Officer) of DIMON Incorporated

EXHIBIT INDEX

Exhibits		Page No.

3.01

Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated's Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated's Registration Statement on Form S-4 (file 33-89780))

3.02	Amended and Restated Bylaws, as amended, of DIMON Incorporated effective August 26, 2003 (filed herewith)	72 - 78

4.01	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to DIMON Incorporated's Registration Statement on Form S-4 (file 33-89780))

4.02	Article III of the Amended and Restated Articles of Incorporation of DIMON Incorporated (filed as Exhibit 3.01)

4.03

Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1, 1995)

4.04

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee (incorporated by reference to Exhibit 4.1 to DIMON Incorporated's Form 10-Q filed for the quarterly period ended September 30, 2001)

4.05

Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee. (incorporated by reference to Exhibit 4.07 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003)

10.01

Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan) (incorporated herein by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated's Annual Report on Form 10-K for the year ended June 30, 1987)

10.02

Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan) (incorporated herein by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated's Annual Report on Form 10-K for the year ended June 30, 1991)

10.03

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.13 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.04

Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated's Current Report on Form 8-K dated April 16, 1997)

10.05	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated's Quarterly Report on Form 10-Q dated February 14, 1997)

10.06

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

10.08

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

10.10

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated's Annual Report on Form 10-K for the year ended June 30, 1999)

10.11	Compensation Deferral Plan (incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003)

10.12

Credit Agreement, dated October 27, 2003, by and among DIMON Incorporated and the Lenders named therein (incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended December 31, 2003)

10.13

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and H.P. Green, III (incorporated by reference to Exhibit 10-5 to Dibrell Brothers, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.14	DIMON Incorporated 2003 Stock Incentive Plan (filed herewith)	79 - 97

10.15	Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III (filed herewith)	98 - 99

10.16	Second Amendment to Credit Agreement and Waiver, dated June 9, 2004, by and among DIMON Incorporated and the Lenders named therein (filed herewith)	100 - 111

12	Ratio of Earnings to Fixed Charges (filed herewith)	112

21	List of Subsidiaries (filed herewith)	113

23	Consent of Ernst & Young LLP (filed herewith)	114

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	115

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)	116

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)	117

-71-