Form 10-Q
period 2004-06-30
DIMON INC
filed 2004-08-03
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_______.

COMMISSION FILE NUMBER 0-25734; 1-13684

DIMON Incorporated
Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567
512 Bridge Street, Danville, Virginia 24541

Telephone Number (434) 792-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of July 30, 2004, the registrant had 45,161,954 shares outstanding of Common Stock (no par value).

DIMON Incorporated and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Statement of Consolidated Income –
		Three Months Ended June 30, 2004 and 2003	3

		Consolidated Balance Sheet – June 30, 2004 and 2003
		and March 31, 2004	4 - 5

		Statement of Consolidated Cash Flows –
		Three Months Ended June 30, 2004 and 2003	6

		Notes to Consolidated Financial Statements	7 - 13

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	14 - 18

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	18

	Item 4.	Controls and Procedures	18 - 19

Part II.	Other Information

	Item 1.	Legal Proceedings	19

	Item 2.	Changes in Securities and Use of Proceeds	20

	Item 3.	Defaults Upon Senior Securities	20

	Item 4.	Submission of Matters to a Vote of Security Holders	20

	Item 5.	Other Information	20

	Item 6.	Exhibits and Reports on Form 8-K	20

Signatures			21

Index of Exhibits			22

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended June 30, 2004 and 2003
(Unaudited)

	June 30,	June 30,
	2004	2003
(in thousands, except per share amounts)
Sales and other operating revenues	$299,670	$364,479
Cost of goods and services sold	246,363	295,686

Gross profit	53,307	68,793
Selling, administrative and general expenses	30,007	38,273
Other income	(1,895)	-
Restructuring and asset impairment charges	675	-
Operating income	24,520	30,520

Interest expense	12,102	12,619
Interest income	929	476
Derivative financial instruments (income)/expense	(6,131)	2,038

Income before income taxes, equity in net income of investee companies,
minority interests and extraordinary item	19,478	16,339
Income tax expense	6,428	4,862
Income before equity in net income of investee companies, minority
interests and extraordinary item	13,050	11,477

Equity in net income of investee companies	89	520
Minority interests (income)	(235)	(283)
Net income before extraordinary item	13,374	12,280

Extraordinary item – Iraqi receivable recovery, net of $957 income tax	-	1,777
Net income	$ 13,374	$ 14,057

Basic earnings per share
Net income before extraordinary item	$.30	$.28
Extraordinary item – Iraqi receivable recovery	-	.04
Net income	$.30	$.32

Diluted earnings per share
Net income before extraordinary item	$.29	$.27
Extraordinary item – Iraqi receivable recovery	-	.04
Net income	$.29	$.31

Average number of shares outstanding:
Basic	44,846	44,537
Diluted	48,004	47,660

Cash dividends per share	$.075	$.075

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	June 30, 2004 (Unaudited)	June 30, 2003	March 31, 2004
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 155,837	$ 88,932	$ 18,819
Notes receivable	6,153	2,619	5,658
Trade receivables, net of allowances	125,460	179,532	198,158
Inventories:
Tobacco	611,051	464,360	462,008
Other	52,750	24,747	46,284
Advances on purchases of tobacco	57,032	40,748	90,633
Current deferred and recoverable income taxes	14,350	11,349	14,179
Prepaid expenses and other assets	25,687	27,481	27,881
Total current assets	1,048,320	839,768	863,620
Investments and other assets
Equity in net assets of investee companies	918	6,061	829
Other investments	2,496	2,919	2,699
Notes receivable	2,925	3,832	3,004
Other	44,256	37,856	25,257
	50,595	50,668	31,789

Goodwill and intangible assets
Goodwill	151,772	151,772	151,772
Production and supply contracts	9,825	12,543	10,479
Pension asset	1,934	2,002	1,934
	163,531	166,317	164,185

Property, plant and equipment
Land	19,887	19,902	20,415
Buildings	188,859	187,926	193,611
Machinery and equipment	201,281	203,061	202,737
Allowances for depreciation	(175,057)	(158,394)	(176,655)
	234,970	252,495	240,108

Deferred taxes and other deferred charges	56,472	43,904	57,702

	$1,553,888	$1,353,152	$1,357,404

See notes to consolidated financial statements

-4-

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	June 30, 2004 (Unaudited)	June 30, 2003	March 31, 2004
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 406,401	$ 210,162	$ 243,655
Accounts payable:
Trade	43,051	53,394	48,256
Officers and employees	6,565	10,521	5,790
Other	9,854	9,602	18,518
Advances from customers	121,775	75,119	79,905
Accrued expenses	30,527	28,275	33,018
Income taxes	10,268	14,926	12,519
Long-term debt current	3,106	1,225	2,976
Total current liabilities	631,547	403,224	444,637

Long-term debt
Revolving Credit Notes and Other	15,241	10,250	11,883
Convertible Subordinated Debentures	73,328	73,328	73,328
Senior Notes (net of fair value adjustment of $(10,002) at June 30, 2004, $16,319 at June 30, 2003 and $10,798 at March 31, 2004)	314,998	341,319	335,798
	403,567	424,897	421,009

Other long-term liabilities:
Income taxes	6,831	4,128	5,068
Compensation and other	87,234	65,252	70,691
	94,065	69,380	75,759

Minority interest in subsidiaries	877	1,078	1,114
Commitments and contingencies	-	-	-

Stockholders’ equity	June 30, 2004	June 30, 2003	March 31, 2004
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	125,000	125,000	125,000
Issued shares	44,849	44,737	44,834	185,578	183,361	185,527
Unearned compensation – restricted stock				(690)	-	(873)
Retained earnings				246,884	279,904	236,896
Accumulated other comprehensive loss				(7,940)	(8,692)	(6,665)
				423,832	454,573	414,885
				$1,553,888	$1,353,152	$1,357,404

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Three Months Ended June 30, 2004 and 2003 (Unaudited)

	June 30, 2004	June 30, 2003
(in thousands)
Operating activities
Net income	$ 13,374	$ 14,057
Adjustments to reconcile net income
to net cash provided (used) by operating activities:
Depreciation and amortization	8,770	10,464
Deferred items	(1,712)	(3,359)
(Gain) loss on foreign currency transactions	(187)	2,275
Changes in operating assets and liabilities	(34,664)	14,668
Net cash provided (used) by operating activities	(14,419)	38,105

Investing activities
Purchase of property and equipment	(3,450)	(12,424)
Proceeds from sale of property and equipment	2,108	87
Payments received (advances) on notes receivable and
receivable from investees	(651)	473
Purchases of equity in net assets of investee	-	(5,000)
Payments for other investments and other assets	(7,629)	(264)
Net cash used by investing activities	(9,622)	(17,128)

Financing activities
Net change in short-term borrowings	164,547	58,380
Proceeds from long-term borrowings	25,763	126,168
Repayment of long-term borrowings	(25,550)	(130,305)
Proceeds from sale of stock	51	-
Debt issuance cost	(386)	(2,631)
Cash dividends paid to DIMON Incorporated stockholders	(3,387)	(3,355)
Net cash provided by financing activities	161,038	48,257

Effect of exchange rate changes on cash	21	(142)

Increase in cash and cash equivalents	137,018	69,092
Cash and cash equivalents at beginning of year	18,819	19,840

Cash and cash equivalents at end of period	$155,837	$ 88,932

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2004.  The Company’s operations are seasonal.  Therefore, the results of operations for the three months ended June 30, 2004 are not necessarily indicative of the results to be expected for the year ending March 31, 2005.

On June 23, 2003, the Board of Directors adopted a change in fiscal year end from June 30 to March 31.  The primary purpose of the change was to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  As a result of this change, the Company had a nine month transition year ending March 31, 2004.  The new fiscal year commenced April 1, 2004.

Beginning with the quarter ended June 30, 2004, the Company has revised its presentation of sales relating to the provision of crop materials to its contracted growers.  Previously, the Company recognized revenue and cost of sales in connection with the sale of fertilizer and other crop materials to growers.   In light of the increased materiality of such sales in the current year, the Company reviewed its revenue recognition policy related to these sales and determined that it was not appropriate to recognize revenue on these transactions and has revised sales and cost of sales for the quarter ended June 30, 2003.  Previously reported sales and cost of sales totaled $393,138 and $324,345, respectively, for the quarter ended June 30, 2003.  This revised presentation had the effect of reducing sales and cost of sales by approximately $28,659 for the quarter ended June 30, 2003.  The revision had no effect on net income, financial position or cash flows previously reported.

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

For the three months ended June 30, 2004 and 2003 certain potentially dilutive options outstanding were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive.  These shares totaled 2,347 at a weighted average exercise price of $12.85 per share for the three months ended June 30, 2004, and 2,032 shares at a weighted average exercise price of $14.41 per share for the three months ended June 30, 2003.

	The following information reconciles basic earnings per share to diluted earnings per share.

		Three Months Ended June 30,
	(in thousands, except per share amounts)	2004	2003
	Basic earnings per share
	Income before extraordinary item	$13,374	$12,280
	Extraordinary item – Iraqi receivable recovery	-	1,777
	Net income	$13,374	$14,057

	Shares
	Weighted average shares outstanding	44,846	44,537

	Basic earnings per share
	Income before extraordinary item	$.30	$.28
	Extraordinary item – Iraqi receivable recovery	-	.04
	Net income	$.30	$.32

DIMON Incorporated and Subsidiaries

2.	EARNINGS PER SHARE (Continued)

		Three Months Ended June 30,
	(in thousands, except per share amounts)	2004	2003
	Diluted earnings per share
	Income before extraordinary item	$13,374	$12,280
	Extraordinary item – Iraqi receivable recovery	-	1,777
	Net income	13,374	14,057
	Add after-tax interest expense applicable to 6.25% Convertible Debentures
	issued April 1, 1997	745	745
	Net income as adjusted	$14,119	$14,802

	Shares
	Weighted average shares outstanding	44,846	44,537
	Restricted shares issued and shares applicable to stock options, net of shares
	assumed to be purchased from proceeds at average market price	609	574
	Effect of conversion of 6.25% Debentures at beginning of period	2,549	2,549
	Average diluted shares outstanding	48,004	47,660

	Diluted earnings per share
	Income before extraordinary item	$.29	$.27
	Extraordinary item – Iraqi receivable recovery	-	.04
	Net income as adjusted	$.29	$.31

3.	COMPREHENSIVE INCOME The components of comprehensive income were as follows:
		Three Months Ended June 30,
		2004	2003
	Net income	$13,374	$14,057
	Equity currency conversion adjustment	(846)	4,330
	Derivative financial instruments, net of tax of $(222) and $865 for the three months	(429)	1,761
	Minimum pension liability, net of tax of $(1,111) for the three months	-	(1,745)
	Total comprehensive income	$12,099	$18,403

DIMON Incorporated and Subsidiaries

4.	STOCK-BASED COMPENSATION

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

	Three Months Ended June 30,
	2004	2003
Net income, as reported	$13,374	$14,057
Add: Stock-based employee compensation expense (income)
included in reported net income, net of related tax
effects	(294)	419
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2)	(775)
Pro forma net income	$13,078	$13,701

Earnings per share:
Basic – as reported	$ .30	$ .32
Basic – pro forma	.29	.31
Diluted – as reported	$ .29	$ .31
Diluted – pro forma	.29	.30

5.	RESTRUCTURING

The Company conducted a strategic review during the quarter ended March 31, 2004 to compare its production capacity and organization with the major transition occurring in global sourcing of tobacco and over-capacity within certain markets of the industry.  As a result, the Company’s Board of Directors approved a Plan designed to improve long-term profitability. Major initiatives approved in the Plan included the closing of one of its two U.S. processing facilities and disposal of a non-strategic European processing facility.  The review resulted in restructuring and asset impairment charges of $29,480 at March 31, 2004 of which $27,898 related to asset impairments and other costs and $1,582 related to severance costs associated with the review for employees notified as of March 31, 2004.

          During the three months ended June 30, 2004, additional restructuring charges of $675 were recorded.  These charges primarily relate to additional severance costs associated with the Plan for employees notified during the quarter.  Further severance charges associated with this Plan will be incurred during fiscal 2005 as employees are notified.  Substantially all severance costs will be paid in fiscal 2005.

The following table summarizes the Company’s severance reserves:

Employee Separation Costs
Balance, March 31, 2004	$1,582
Provision for severance charges	675
Reduction for cash payments	(1,341)
Balance, June 30, 2004	$ 916

DIMON Incorporated and Subsidiaries

6.	CONTINGENCIES

In May 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $44,400.  Of these proposed adjustments $33,400 relates to disallowance of local currency foreign exchange losses on U.S. dollar funding.  The other $11,000 relates to disallowance of other sales related expenses.  The Company believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of June 30, 2004, total tax, penalties and interest relating to still unresolved issues is approximately $1,400.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, is equivalent to approximately $5,100 for federal corporate income tax and $2,900 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  It is possible these issues will not be resolvable at the administrative level and must be taken to tax court.

          In September 2002 and in January 2004, the Company’s Tanzanian operation received assessments for income taxes equivalent to approximately $1,000 and $5,300, respectively.  The Company has filed protests and  appeals and is currently awaiting replies.

          The Company believes it has properly reported its income and paid its taxes in Brazil, Germany and Tanzania in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

          In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  The Company believes that the DGCOMP may be conducting similar investigations in other countries.  Its subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on its understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  In December 2003 and February 2004, the EC issued Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy, respectively.  The Statements allege that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EU competition laws.  The Statements indicated that the EC intends to assess administrative penalties, but did not provide any indication as to what those penalties may be.  Both Agroexpansion and DIMON Italia have filed a response to the Statements of Objections relating to Spain and Italy, respectively.  The EU conducted oral hearings on the Spanish matter and the Italian matter during March and June, 2004, respectively.  Although it is impossible to assess the amount of any penalties at this time, they could be material to the Company’s earnings.  The Company believes that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of any penalties that otherwise could be imposed.

          In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in two countries in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there have been payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  The Company voluntarily reported the payments to the appropriate U.S. authorities.  The Company has closed the accounts in question and is implementing personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff in Europe and enhancement of existing training programs.

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

DIMON Incorporated and Subsidiaries

6.	CONTINGENCIES (Continued)

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At June 30, 2004, the Company is guarantor of an amount not to exceed $158,815 with $143,436 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote, and the accrual recorded for exposure under them was not material at June 30, 2004.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially be over many years.  The Company is unable to estimate the realizable value of this claim as of June 30, 2004.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $38,646 as of June 30, 2004.

7.	ISSUANCE OF SENIOR NOTES AND BANK CREDIT FACILITY

On May 30, 2003, the Company completed a private issuance of $125,000 principal amount of 7 ¾% Senior Notes (the “7 ¾% Notes”) due 2013 pursuant to Rule 144A under the Securities Act of 1933, and issued a redemption notice for all $125,000 of the outstanding 8 7/8% Senior Notes due 2006.  The financial covenants of the 7 ¾% Notes due 2013, are substantially similar to those for the other existing Senior Notes, including restrictions on certain payments.  Concurrent with the completion of the 7 ¾% Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $125,000 notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at June 30, 2004 was 5.63%.  The 8 7/8% Senior Notes due 2006, were fully redeemed at June 30, 2003 at a price equal to the principal amount thereof plus 1.5%.

          On October 27, 2003, the Company completed a new three-year $150,000 syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require the Company to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.   The Company continuously monitors its compliance with these covenants.  The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 4.25% at March 31, 2004.  The Company pays a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165,000 facility.

8.	DERIVATIVE FINANCIAL INSTRUMENTS

Fixed to Floating Rate Interest Swaps

Concurrent with the issuance of $200,000 principal amount of 9 5/8% Senior Notes, due 2011, on October 30, 2001, and $125,000 principal amount of 7 ¾% Senior Notes, due 2013, on May 30, 2003, the Company entered into derivative financial instruments to swap the entire notional amounts of the Senior Notes to floating interest rates equal to LIBOR plus 4.25% and 3.69%, respectively, set six months in arrears.  The effective interest rates at June 30, 2004 were 5.485% and 5.63% for the $200,000 and $125,000 issuances, respectively.

          The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  As of June 30, 2004 and 2003 and March 31, 2004, the fair value of the debt increased (decreased) the Senior Notes liability by $(10,002), $16,319 and $10,798, respectively, with a corresponding change in the fair value of the derivative financial instruments reflected in Other Long-Term Liabilities – Compensation and Other.

DIMON Incorporated and Subsidiaries

8.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates, to reduce its exposure to interest rate volatility.  At June 30, 2004, the Company held instruments of this type with an aggregate notional value of $245,000 bearing interest at rates between 4.985% and 6.22%, and with maturity dates ranging from August 23, 2005 to September 22, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  In part to mitigate this volatility, the Company entered into a “mirror” swap effective April 1, 2004 with a notional amount of $100,000 and a June 1, 2006 maturity exactly matching that of a swap with a $125,000 notional value included in the aforementioned portfolio.  This is a fixed-to-floating rate swap, which is expected to have periodic fair value adjustments that exactly offset those for the swap that it mirrors.  Under the terms of the mirror swap, the Company receives interest at 2.285% and pays interest at six month LIBOR.  For the three months ended June 30, 2004 and 2003, the Company recognized non-cash (income) expense before income taxes of $(6,131) and $2,038, respectively, from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities – Compensation and Other.  At June 30, 2004, there was an aggregate credit of $15,231 million relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

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

Fair Value of Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.

The fair value estimates presented herein are based on quoted market prices.

          During the three months ended June 30, 2004 and 2003, accumulated other comprehensive income decreased by $429, net of deferred taxes of $222 and increased by $48, net of deferred taxes of $22, respectively, due to the reclassification into earnings, primarily as cost of goods and services sold, due to the fulfillment of transactions.  The remaining $1,713, net of tax of $843, at June 30, 2003 was due to the issuance of new cash flow hedges during the quarter.

9.	PENSION AND POSTRETIREMENT BENEFITS

In December 2003, the FASB issued a revised SFAS No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits” which requires new interim disclosures relating to net periodic benefit cost and employer contributions to benefit plans.

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

DIMON Incorporated and Subsidiaries

9.	PENSION AND POSTRETIREMENT BENEFITS (Continued)
	Components of Net Periodic Benefit Cost
	Net periodic pension cost consisted of the following for the three months ended June 30, 2004 and 2003:

		2004	2003
	Service cost	$ 776	$ 617
	Interest expense	1,074	1,073
	Expected return on plan assets	(679)	(759)
	Amortization of prior service cost	87	79
	Amortization of transition amount	-	(63)
	Actuarial loss	187	62
	Net periodic pension cost	$1,445	$1,009

	Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of June 30, 2004, no contributions were made although the Company still anticipates making contributions of $550 to its pension plans for fiscal 2005. However, this estimate is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

	Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements.  Plan assets consist of paid-up life insurance policies on certain current retirees.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

	Components of Net Periodic Benefit Cost
	Net periodic pension cost consisted of the following for the three months ended June 30, 2004 and 2003:

		2004	2003
	Service cost	$ 119	$ 85
	Interest expense	337	339
	Expected return on plan assets	(1)	(1)
	Amortization of prior service cost	(77)	(77)
	Actuarial loss	103	49
	Net periodic pension cost	$ 481	$395

10.	EXTRAORDINARY ITEM

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

DIMON Incorporated and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Consolidated Balance Sheet and Statement of Cash Flows.

	As of
	June 30		March 31
(in millions except for current ratio)	2004	2003	2004
Cash and cash equivalents	$ 155.8	$ 88.9	$ 18.8
Net trade receivables	125.5	179.5	198.2
Inventories and advances on purchases of tobacco	720.8	529.9	598.9
Total current assets	1,048.3	839.8	863.6
Notes payable to banks	406.4	210.2	243.7
Accounts payable	59.5	73.5	72.6
Total current liabilities	631.5	403.2	444.6
Current ratio	1.7 to 1	2.1 to 1	1.9 to 1
Revolving credit notes and other long-term debt	15.2	10.3	11.9
Convertible subordinated debentures	73.3	73.3	73.3
Senior Notes	315.0	341.3	335.8
Stockholders’ equity	423.8	454.6	414.9

Selected cash flow information:	Three Months Ended June 30,
	2004	2003
Purchase of property and equipment	$3.5	$12.4
Proceeds from sale of property and equipment	2.1	0.1
Depreciation and amortization	8.8	10.5

The purchasing and processing activities of our business are seasonal.  Our need for capital fluctuates and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year-end.  We historically have needed capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also pre-finance tobacco crops in numerous foreign countries, including Argentina, Brazil, Greece, Guatemala, Malawi, Mexico, Tanzania and Turkey.

         Our working capital decreased from $419.0 million at March 31, 2004 to $416.8 million at June 30, 2004.  Our current ratio was 1.7 to 1 at June 30, 2004 compared to 1.9 to 1 at March 31, 2004.  Our current ratio decrease results from an increase of $184.7 million in current assets and an increase in current liabilities of $186.9 million.  Increases in current assets were due to increases in cash of $137.0 million and increased inventories and advances on purchases of tobacco of $121.9 million partially offset by decreases in accounts receivable of $72.7 million.  Inventory increases primarily relate to new crop tobacco increases in Africa and South America.  Increases in current liabilities are due to a $162.7 million increase in notes payable to banks and a $41.9 million increase in advances from customers partially offset by a $13.1 million decrease in accounts payable, a $2.5 million decrease in accrued expenses and a $2.3 million decrease in income taxes payable.  The increases in notes payable to banks and advances from customers are primarily due to the cash requirements of the new tobacco crops in South America and Africa.  Decreases in accounts payable relate primarily to the completion of the tobacco purchasing cycle in Europe.

         Net cash used by operating activities was $14.4 million in 2004 compared to cash provided of $38.1 million in 2003.  This change is primarily due to $103.8 million more cash used for inventories and advances on purchases of tobacco partially offset by $53.1 million more cash provided from changes in accounts receivable.  The changes in inventories and advances relate to the higher current year crop sizes in Brazil and Argentina.  The accounts receivable balances relate to decreased sales in 2004.

          Net cash used by investing activities was $9.6 million in 2004 compared to $17.1 million in 2003.  This decrease relates primarily to $9.9 million less cash used for purchases of property and equipment, a $5.0 million purchase in 2003 of a 25% interest in a non-tobacco company in North Carolina and $2.2 million more cash provided by sales of property and equipment partially offset by $7.6 million of long term tobacco supply related advances.

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          Net cash provided by financing activities was $161.0 million in 2004 compared to $48.3 million in 2003.  This change is primarily due to an increase in cash provided by short-term borrowings of $106.2 million, $4.4 million less cash used for net long term debt repayments and $2.2 million less cash used for debt issuance costs.  The changes in short-term borrowings relate to the financing of larger Brazilian and Argentine crops.  Debt issuance costs relate to the 2003 redemption of senior notes due in 2006 and issuance of new notes due in 2013.

          At June 30, 2004 we had seasonally adjusted lines of credit of $636.5 million of which $406.4 million was outstanding with a weighted average interest rate of 3.08%.  Unused short-term lines of credit amounted to $188.6 million.  At June 30, 2004 we had $31.8 million letters of credit outstanding and an additional $9.7 million of letters of credit lines available.  Total maximum borrowings, excluding the long term credit agreements, during the quarter were $527.5 million.

Cash dividends paid to stockholders during the quarter were $0.075 per common share.

          On October 30, 2001, we issued $200 million principal amount of 9 5/8% Senior Notes due 2011.  The proceeds of this Note issuance were used to repay certain existing indebtedness, including all amounts drawn under our $250 million syndicated credit facility then existing.  Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.25%, set six months in arrears.  The effective rate at June 30, 2004 was 5.485%.

          On May 30, 2003, we issued $125 million principal amount of 7 3/4% Senior Notes due 2013.  The proceeds of this Note issuance were used to redeem in full $125 million of our outstanding 8 7/8% Senior Notes due 2006.   Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at June 30, 2004 was 5.63%.  The existing 8 7/8% Senior Notes due 2006 were fully redeemed at June 30, 2003.

          On October 27, 2003, we completed a new three-year $150 million syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.  We continuously monitor our compliance with these covenants. The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 4.25% at June 30, 2004.  We pay a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165 million facility.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At June 30, 2004, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2005.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Statement of Consolidated Income

	Three Months Ended June 30,
(in millions)	2004	Increase/ (Decrease)	2003
Sales and other operating revenues	$299.7	$(64.8)	$364.5
Gross profit	53.3	(15.5)	68.8
Selling, administrative and general expenses	30.0	(8.3)	38.3
Other income	(1.9)	(1.9)	-
Restructuring and asset impairment charges	0.7	0.7	-
Interest expense	12.1	(0.5)	12.6
Interest income	0.9	0.4	0.5
Derivative financial instruments (income)/expense	(6.1)	(8.1)	2.0
Income taxes	6.4	1.5	4.9
Equity in net income of investee companies	0.1	(0.4)	0.5
Minority interests (income)	(0.2)	0.1	(0.3)
Extraordinary item – Iraqi receivable recovery, net of $1.0 income tax	-	(1.8)	1.8
Net Income	$ 13.4 *	$ (0.7)*	$ 14.1

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information

	Three Months Ended June 30,
(in millions, except per kilo amounts)	2004	Increase/ (Decrease)	2003
Tobacco sales and other operating revenues:
Sales and other operating revenues	$298.7	$(63.7)	$362.4
Kilos	101.9	(24.2)	126.1
Average price per kilo	$ 2.93	$ .06	$ 2.87

Processing and other revenues	$ 1.0	$ (1.1)	$ 2.1
Total sales and other operating revenues	$299.7	$(64.8)	$364.5

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Sales and other operating revenues decreased 17.8% from $364.5 million in 2003 to $299.7 million in 2004.  The $64.8 million decrease is primarily the result of a 24.2 million kilo or 19.2% decrease in quantities sold partially offset by a $0.06 or 2.0% increase in average price per kilo.  Sales of non-U.S. tobacco decreased $61.5 million, sales of U.S. tobacco decreased $2.2 million and processing and service revenues decreased $1.1 million.  Several factors contributed to the sales volume decrease of $66.0 million and 23.5 million kilos in non-U.S. tobaccos. Greek and Turkish sales declined primarily due to delayed customer delivery schedules. In Argentina, sales decreased due to lower sales of prior crop tobacco.   Brazilian tobacco sales reductions resulted from the combination of a delayed processing season due to slower farmer deliveries and a temporary shortage of containers used for shipping tobacco.  In Zimbabwe, sales declined due to smaller crop quantities as a result of continued political interference in agricultural production. The decreases in quantities from these areas were slightly offset by an increase in Chinese tobacco sales. Prices of non-U.S. tobacco increased $0.05 resulting in an increase in revenue of $4.5 million.  This price increase is primarily due to differences in the Brazilian tobacco sales mix between quarters.  Sales of U.S. tobacco decreased $2.2 million primarily due to a $3.4 million decrease due to lower quantities of tobacco sold, partially offset by a $1.2 million increase resulting from higher average sales prices.

Processing and other service revenues decreased $1.1 million primarily due to lower quantities of customer-owned kilos processed in the United States, Germany and Turkey.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003 (Continued)

Gross profit as a percentage of sales decreased to 17.8% in 2004 compared to 18.9% in 2003.  Our gross profit decreased $15.5 million to $53.3 million in 2004 compared to $68.8 million in 2003. The gross profit decrease was primarily due to the aforementioned sales volume reductions as well as additional lower of cost or market adjustments of $2.2 million primarily due to the additional impact of unfavorable growing conditions in northern Brazil.

Selling, administrative and general expenses decreased $8.3 million or 21.7% from $38.3 million in 2003 to $30.0 million in 2004.  This decrease is primarily due to the recognition of $6.0 million in settlement of the DeLoach class action lawsuit in 2003.  Decreases were also attributable to higher 2003 retirement plan charges.

Other income of $1.9 million in 2004 includes gains on sales of fixed assets and insurance recoveries on fixed assets.

Restructuring and asset impairment charges were $0.7 million in 2004 and were primarily related to severance charges of our North American operations.

Interest expense decreased $0.5 million from $12.6 million in 2003 to $12.1 million in 2004. This decrease relates primarily to lower average rates partially offset by higher average borrowings.

Derivative financial instruments resulted in a $6.1 million benefit in 2004 compared to a $2.0 million charge in 2003.  The charge or benefit relates to the changes in fair value of non-qualifying interest rate swap agreements.

Effective tax rates of 33% in 2004 and 30% in 2003 relate primarily to the distribution of taxable income among various taxing jurisdictions.

Extraordinary Item – On May 1, 2003, we received $2.7 million from the United Nations Compensation Commission in connection with a claim filed by a predecessor company, Monk-Austin, Incorporated.  The claim arose from an uncollected trade receivable from the Iraqi Tobacco Monopoly, which related to transactions that occurred prior to Iraq’s invasion of Kuwait in August 1990.  The extraordinary gain of $1.8 million is recorded net of tax of $0.9 million.

OUTLOOK AND OTHER INFORMATION:

We believe that the global supply and demand for leaf tobacco continues to be substantially balanced.  However, there are indications that production forecasts, if achieved, could exceed global customer demand.  In addition, notable significant tobacco production volume reductions continue in both the United States and Zimbabwe.  These reductions, as well as anticipated future reductions in Western Europe, have created a shift in the sourcing of customer requirements primarily to Argentina, Brazil, Asia and certain African countries other than Zimbabwe.  This has and will continue to impact the ongoing requirements of our organizational structure and asset base.  Reduced levels of imports into Brazil continue to result in a shortage of shipping containers and vessels available for tobacco and other exports.  These shipping delays may continue to impact the timing of shipments between quarters in fiscal 2005.

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

DIMON Incorporated and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2004 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains (losses) in our statements of income of $1.1 million and $(1.6) million for the three months ended June 30, 2004 and 2003, respectively.

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

Item 4. Controls and Procedures

As of June 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the Securities and Exchange Commission (SEC) rules thereunder.

DIMON Incorporated and Subsidiaries

Item 4. Controls and Procedures (Continued)

Internal Control over Financial Reporting

In connection with the fiscal year ended March 31, 2004, management, in consultation with Ernst & Young LLP (E&Y), the Company’s independent auditors, identified and reported to the Audit Committee of the Board of Directors, certain matters involving internal control deficiencies considered to be “significant deficiencies” under the standards established by the American Institute of Certified Public Accountants (“AICPA”) and the SEC. E&Y has reported to the Audit Committee that none of the deficiencies is believed to be a material weakness. These deficiencies related to (a) internal controls to properly identify, classify and report cash payments and to prevent potentially improper payments (relating to the facts discussed in Note 6); (b) internal controls to properly report insurance expense; and (c) internal controls to monitor financial reporting over less significant foreign locations.

          The Company has taken, and is continuing to implement, certain remedial measures with respect to these internal control deficiencies, including but not limited to (a) the closing of certain bank accounts with insufficient controls in certain foreign jurisdictions; (b) certain personnel changes including the addition of new finance and internal audit staff in Europe; (c) the enhancement of existing training programs; (d) the improvement of procedures for the review and reporting of insurance expense; (e) the reinforcement of compliance with existing processes and procedures relating to the financial statement close process; (f) expansion and enhancement of the periodic review process by the Company's financial and accounting personnel; and (g) other measures designed to prevent similar situations in the future.

Part II. Other Information

Item 1. Legal Proceedings

In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  We believe that the DGCOMP may be conducting similar investigations in other countries.  Our subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, we believe there have been infringements of EU law.  Agroexpansion and DIMON Italia believe that there are mitigating circumstances in the structure and traditional operation of tobacco production and processing in these markets.  In December 2003 and February 2004, the EC issued Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy, respectively.  The Statements allege that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EU competition laws.  The Statements indicated that the EC intends to assess administrative penalties, but did not provide any indication as to what those penalties may be.  Both Agroexpansion and DIMON Italia have filed a response to the Statements of Objections relating to Spain and Italy, respectively. The EU conducted oral hearings on the Spanish matter and the Italian matter during March and June, 2004, respectively.  Although it is impossible to assess the amount of any penalties at this time, they could be material to our financial condition or results of operations.  We believe that the cooperation of our subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of any penalties that otherwise could be imposed.

In March 2004, we discovered potential irregularities with respect to certain bank accounts in two countries in southern Europe and central Asia.  Our Audit Committee of the Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on our historical financial statements, there have been payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  We voluntarily reported the payments to the appropriate U.S. authorities.  We have closed the accounts in question and are implementing personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff in Europe and enhancement of existing training programs.

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

DIMON Incorporated and Subsidiaries

Item 2. Changes in Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits		See Index of Exhibits after Signature Page

(b)	Current Reports on Form 8-K	-	April 1, 2004 – Item 7 and 11, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plan.
		-	May 24, 2004 – Item 12, DIMON Announces Arrangements for Release of Financial Results Company Lowers Fiscal 2004 Guidance
		-	May 25, 2004 - Item 7, DIMON Announces Quarterly Dividend and Item 9, Regulation FD Disclosure
		-	June 10, 2004 – Item 12, DIMON Reports Financial Results for Shortened Fiscal Year 2004 Company Provides Fiscal 2005 Guidance.

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
Date: August 3, 2004	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

INDEX OF EXHIBITS

Exhibits

10.01	Second Amendment to Employment Agreement, dated July 7, 2004, between DIMON Incorporated and Brian J. Harker (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

-22-