Form 10-K/A
period 2004-03-31
DIMON INC
filed 2004-08-06
CIK 939930

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED March 31, 2004

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM July 1, 2003 TO March 31, 2004.

COMMISSION FILE NUMBER 1-13684

DIMON Incorporated

Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567

512 Bridge Street, Danville, Virginia 24541

Telephone Number (434)792-7511

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (no par value)	New York Stock Exchange
Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on December 31, 2003, was approximately $296,000,000. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of June 7, 2004, there were 45,161,954 shares of Common Stock outstanding.

INFORMATION INCORPORATED BY REFERENCE

Certain information contained in the July 14, 2004 Proxy Statement for the Annual Meeting of Shareholders (to be held August 26, 2004) of the registrant is incorporated by reference into Part III hereof.

EXPLANATORY NOTE

DIMON Incorporated is filing this Amendment No. 1 to its Annual Report on Form 10-K/A for the nine month transitional year ended March 31, 2004 (the “Form 10-K/A”) to amend certain items in its Annual Report on Form 10-K for the same period, which was originally filed with the Securities and Exchange Commission on June 10, 2004 (the “Annual Report”). DIMON has revised sales and cost of sales for the fiscal years ended June 30, 2000 through 2003 and the nine month transition year ended March 31, 2004 to reflect a change in the reporting of amounts related to the provision of fertilizer and crop materials to growers. The seven unaudited financial quarters from September 30, 2002 through March 31, 2004 are being revised as well. The revision had no effect on net income, financial position or cash flows previously included in the Annual Report.

This Form 10-K/A continues to speak as of the date of the original filing of the Annual Report and we have not updated the disclosures contained therein to reflect any events that occurred at a later date. The filing of this Form 10-K/A shall not be deemed an admission that the original filing, when made, included any untrue statement of a material fact or omitted to state a material fact necessary to make the statements therein not misleading.

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

Purchasing

Tobacco is purchased at auction or directly from growers. In the United States, flue-cured and burley tobacco crops were traditionally sold at public auction, but these markets have undergone a fundamental change in recent years. There has been a significant shift from auction markets to purchasing directly from growers (“direct contract buying”). The U.S. Department of Agriculture has reported that approximately 75% of both the 2003 U.S. flue-cured and U.S. burley tobacco crops were sold through direct contract buying. A number of our significant U.S. customers now purchase green tobacco directly from the growers. Although the tobacco purchased directly from growers by our customers has continued to be processed in our U.S. facilities, we no longer take ownership of that tobacco and no longer record sales revenues associated with its resale. Under the direct contract buying system, purchasers generally buy a farmer’s entire tobacco crop. The majority of our purchases of U.S. flue-cured and burley tobacco are made through the direct contract buying system where we buy the farmer’s entire crop. With respect to tobacco purchased by us through this system (and to which we still take title), we assume the risk of matching the quantities and grades needed by our customers to the entire crop we must purchase under contract. As a result, we work closely with our customers in advance of the crop to estimate our customer requirements and use these estimates as the basis to contract tobaccos directly from farmers. However, this arrangement has increased the possibility that we may accumulate inventories of grades of tobacco that our customers do not need. With respect to tobacco purchased directly by our customers (and to which we do not take title), the customer assumes the risk of loss of such tobacco while it is located at our facilities or enroute to and from our facilities. When we purchase under an auction system, we continue to purchase tobaccos primarily to match specific customer orders. See also “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

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

The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Of our 2004, 2003, and 2002 sales and other operating revenues, approximately 16%, 22% and 23%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. and approximately 18%, 18% and 14%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Altria Group, Inc. No other customer accounts for more than 10% of our sales. We generally have maintained relationships with our customers for over sixty years. In fiscal 2004, we delivered approximately 22% of our tobacco sales to customers in the United States, approximately 38% to customers in Europe and the remainder to customers located in Asia, Africa and elsewhere.

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

Currently, there are three major global independent leaf tobacco merchants, including DIMON, and all are dependent upon a few large cigarette manufacturing customers. The primary global independent leaf tobacco merchants are Universal Corporation, DIMON and Standard Commercial Corporation. We believe that, based on revenues, we rank second among these global independent leaf tobacco merchants. We further believe that among these global independent leaf tobacco merchants, we have the largest or second largest operations in Argentina, Brazil, China, Greece, Guatemala, Mexico, Spain, Thailand, Turkey and Zimbabwe. Universal’s operations in the United States, Brazil and Africa are considerably greater than ours.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

DIMON Incorporated’s common stock is traded on the New York Stock Exchange, under the ticker symbol “DMN.” The Common Stock began trading on the NYSE on April 3, 1995.

The following table sets forth for the periods indicated the high and low reported sales prices of the Common Stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated.

	DIMON Common Stock
	High	Low	Dividends Declared
Nine Months Ended March 31, 2004
Third Quarter	$7.25	$6.28	$.075
Second Quarter	7.60	6.40	.075
First Quarter	7.46	6.53	.075

Year Ended June 30, 2003
Fourth Quarter	$7.44	$5.69	$.075
Third Quarter	7.50	5.60	.075
Second Quarter	6.60	5.35	.075
First Quarter	7.00	5.45	.05

As of March 31, 2004, there were approximately 5,945 shareholders, including approximately 5,069 beneficial holders of DIMON Incorporated’s Common Stock. DIMON pays dividends quarterly.

We are subject to certain restrictions on our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Future Results.”

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS

DIMON Incorporated and Subsidiaries

(in thousands, except per share amounts and number of stockholders)	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003		2002		2001		2000
Summary of Operations
Sales and other operating revenues (1)	$817,392	$1,230,293		$1,221,911		$1,367,517		$1,440,697
Restructuring and asset impairment charges (recovery)	29,480	—		—		(1,384)		(211)
Income (loss) from continuing operations before cumulative effect of accounting changes and extraordinary item	(32,868)	26,280		27,476		24,997		17,988
Cumulative effect of accounting changes, net of income taxes	—	—		—		(103)		—
Extraordinary item - Iraqi receivable recovery, net of income taxes	—	1,777		—		—		—

Net Income (Loss)	$(32,868)	$28,057		$27,476		$24,894		$17,988

Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations before cumulative effect of accounting changes and extraordinary item	$(.73)	$.59		$.62		$.56		$.40
Net income (loss)	(.73)	.63		.62		.56		.40
Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations before cumulative effect of accounting changes and extraordinary item	(.73 )*	.58	*	.61	*	.56	*	.40	*
Net income (loss)	(.73 )*	.62	*	.61	*	.56	*	.40	*
Dividends paid	.225	.275		.20		.20		.20
Book value	9.19	10.16		9.74		9.23		9.06

Balance Sheet Data
Working capital (2)	$418,983	$436,544		$429,059		$172,863		$433,735
Total assets	1,357,404	1,353,152		1,277,090		1,182,089		1,266,749
Revolving Credit Notes and Other Long-Term Debt (2)	347,681	351,569		328,883		128,641		400,856
Convertible Subordinated Debentures	73,328	73,328		73,328		73,328		73,328
Stockholders’ equity	414,885	454,573		434,663		411,539		403,504

Other Data
Ratio of Earnings to Fixed Charges (3)	—	1.69		1.75		1.61		1.44
Common shares outstanding at year end	45,162	44,737		44,640		44,575		44,525
Number of stockholders at year end (4)	5,945	5,946		6,025		4,611		4,899

*	Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share. For the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

(1)	Revised to exclude amounts relating to the provision of fertilizer and other crop materials to growers. See Note A to the “Notes to Consolidated Financial Statements” for 2002 through 2004. For the fiscal year ended June 30, 2001, sales as reported and revised were $1,396,275 and $1,367,517, respectively. For the fiscal year ended June 30, 2000, sales as reported and revised were $1,465,369 and $1,440,697, respectively.
(2)	Working capital increased in fiscal 2002 due to the issuance of long-term debt which was used to refinance both the current portion of long-term debt and other short-term debt. See Note F to the “Notes to Consolidated Financial Statements.”
(3)	In 2004, fixed charges exceeded earnings by approximately $35.7 million.
(4)	Includes the number of stockholders of record and non-objecting beneficial owners.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

• United States and European fixed asset impairment charges, primarily machinery and equipment, were $16.8 million and severance and other costs for employees notified were $1.7 million.

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

• In Zimbabwe, fixed asset impairment charges, relating to land and buildings no longer used in operations, were $4.9 million.

Although we remain committed to Zimbabwe as a major source of good quality, reasonably priced leaf tobacco, diminished forecasted cash flows related to the continued political and social instability in that country have impaired the value of certain non-production assets there.

• Impairment charges related to a non-tobacco investment totaled $6.1 million.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Pensions and Postretirement Health Care and Life Insurance Benefits (Continued)

The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension Plans)
1% increase in discount rate	$(6,958)	$(428)
1% decrease in discount rate	$8,046	$482

1% increase in salary increase assumption	$1,820	$340
1% decrease in salary increase assumption	$(1,571)	$(288)

1% increase in cash balance crediting rate	$849	$93
1% decrease in cash balance crediting rate	$(831)	$(87)

1% increase in rate of return on assets		$(237)
1% decrease in rate of return on assets		$236

Change in Assumption (Other Postretirement Benefits)
1% increase in health care cost trend rates	$1,130	$120
1% decrease in health care cost trend rates	$(1,004)	$(104)

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Condensed Statement of Consolidated Income

	Nine Months Ended March 31,			Twelve Months Ended June 30,
(in millions)	2004	Increase/ (Decrease)	2003 (unaudited)	2003		Increase/ (Decrease)	2002
Sales and other operating revenues (1)	$817.4	$(48.4)	$865.8	$1,230.3		$8.4	$1,221.9
Gross profit	103.2	(35.3)	138.5	207.3		5.9	201.4
Selling, administrative and general expenses	90.3	12.5	77.8	116.1		6.7	109.4
Restructuring and asset impairment charges	29.5	29.5	—	—		—	—
Interest expense	32.2	(2.1)	34.3	46.9		(1.0)	47.9
Interest income	6.4	3.9	2.5	2.9		(1.1)	4.0
Derivative financial instruments (income)/expense	(6.5)	(16.9)	10.4	12.4		2.2	10.2
Income taxes (benefit)	(0.7)	(4.9)	4.2	9.1		(1.1)	10.2
Equity in net income (loss) of investee companies	(0.5)	(0.3)	(0.2)	0.3		0.6	(0.3)
Minority interests (income)	(2.8)	(2.9)	0.1	(0.2)		(0.1)	(0.1)
Extraordinary item – Iraqi receivable recovery, net of $1.0 income tax	—	—	—	1.8		1.8	—

NET INCOME (LOSS)	$(32.9)	$(46.9)	$14.0	$28.1	*	$0.6 *	$27.5

*	Amounts do not equal column totals due to rounding.
(1)	Revised to exclude amounts relating to the provision of fertilizer and other crop materials to growers. See Note A to the “Notes to Consolidated Financial Statements.”

Sales and Other Operating Revenue Supplemental Information

	Nine Months Ended March 31,			Twelve Months Ended June 30,
(in millions, except per kilo amounts)	2004	Increase/ (Decrease)	2003 (unaudited)	2003	Increase/ (Decrease)	2002
Tobacco sales and other operating revenues:
Sales and other operating revenues (1)	$780.1	$(46.2)	$826.3	$1,179.5	$(0.9)	$1,180.4
Kilos	269.3	(3.2)	272.5	398.7	9.7	389.0
Average price per kilo (1)	$2.90	$(0.13)	$3.03	$2.96	$(0.07)	$3.03
Processing and other revenues	$37.3	$(2.2)	$39.5	$50.8	$9.3	$41.5

Total sales and other operating revenues (1)	$817.4	$(48.4)	$865.8	$1,230.3	$8.4	$1,221.9

(1)	Revised to exclude amounts relating to the provision of fertilizer and other crop materials to growers. See Note A to the “Notes to Consolidated Financial Statements.”

Comparison of the Nine Months Ended March 31, 2004 to the Nine Months Ended March 31, 2003 (Unaudited)

Sales and other operating revenues decreased 5.6% from $865.8 million in 2003 to $817.4 million in 2004. This $48.4 million decrease is a combination of a $46.2 million decrease from sales and other operating revenues of tobacco owned and sold and a $2.2 million decrease in processing and other service revenues.

The $46.2 million decrease in sales and other operating revenues of tobacco owned and sold results from a 3.2 million kilo or 1.2% decrease in quantities sold and an $0.13 or 4.3% decrease in the average price per kilo. Sales of U.S. tobacco decreased $34.0 million and sales of non-U.S. tobacco decreased $12.2 million. The decrease in sales of U.S. tobacco was primarily due to a decrease of $26.2 million from a decrease in quantities of 4.4 million kilos as well as a decrease of $7.8 million resulting from lower average sales prices due to changes in product mix. The reduction in U.S. sales resulted from reduced sales to both U.S. and non-U.S. customers due to the higher price of U.S. tobacco relative to similar tobacco from other origins. Lower average sales prices of non-U.S. tobacco resulted in decreases of $15.4 million primarily due to both shifts in origins of tobacco and changes in product mix and was partially offset by increased sales of $3.2 million due to increased quantities. The change in non-U.S. tobacco sales of $12.2 million was the net result of decreases in Brazil, Zimbabwe and Malawi offset by increases in European oriental and Asian tobaccos. Quantities of tobacco from Brazil were reduced due to the weather related lower crop yield as well as earlier shipments of current crop tobaccos to customers which resulted in a shift of sales into fiscal 2003. Zimbabwe tobacco quantities were reduced due to smaller crop sizes as a result of continued political interference in agricultural production. Quantities from Malawi were reduced due to less than favorable growing conditions. The increases in quantities of European oriental tobacco and Asian tobacco were due to improved customer demand. The Asian products are lower priced and have the impact of reducing the average price of non-U.S. products sold.

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

Gross profit as a percentage of sales decreased to 12.6% in 2004 compared to 16.0% in 2003. Our gross profit decreased $35.3 million to $103.2 million in 2004 from $138.5 million in 2003. This decrease was primarily due to the decreased volumes in the United States, Brazil, Zimbabwe and Malawi. Margins in Zimbabwe were further eroded by higher product costs. In addition to lower volumes, margins in the United States were negatively impacted by higher insurance costs. The increased quantities from Asia consisted of lower margin products. In Europe, increases in margin resulting from higher quantities of oriental tobacco were substantially offset by the impact of a poor oriental crop in Greece. Gross profit was also negatively impacted by the 2004 $4.8 million increase in the lower of cost or market adjustment (LCM) related to the March 31st tobacco inventories. In 2004, we recognized a $7.7 million LCM compared to $2.9 million LCM in 2003. The increased LCM in 2004 is primarily attributable to the impact on Greek and Italian flue-cured and burley tobacco of both higher costs due to the relative strength of the euro as well as decreased customer demand for these tobaccos. We believe the decreased customer demand is a result of changes scheduled to occur in the European Common Agricultural Policy support program. The LCM increase in 2004 also relates to the impact of unfavorable growing conditions in Indonesia and northern Brazil on our dark tobacco operations.

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

Comparison of the Year Ended June 30, 2003 to the Year Ended June 30, 2002

Sales and other operating revenues increased 0.7% from $1,221.9 million in 2002 to $1,230.3 million in 2003. This $8.4 million increase is a combination of a $0.9 million decrease from sales and other operating revenues of tobacco owned and sold and a $9.3 million increase in processing and other service revenues.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended June 30, 2003 to the Year Ended June 30, 2002 (Continued)

The $0.9 million decrease in sales and other operating revenues of tobacco owned and sold results from a 9.7 million kilo or 2.5% increase in quantities sold offset by a $0.07 or 2.3% decrease in the average price per kilo. This change results from decreases in quantities and average prices of U.S. tobacco offset by increases in quantities and average prices of non-U.S. tobacco. The sales and other revenues of U.S. tobacco decreased $80.5 million offset by a $79.6 million increase from non-U.S. tobacco. Quantities of U.S. tobacco sold decreased 11.6 million kilos over the previous year resulting in a $70.5 million decrease in sales. The decrease in the U.S. quantities was primarily due to reduced sales to non-U.S. customers and non-recurring 2002 sales of prior crop tobacco. Average prices of U.S. tobacco decreased resulting in a $10.0 million decrease primarily due to product mix as the reductions in quantity were also comprised of higher priced product. Quantities of non-U.S. tobacco, primarily due to earlier shipments from Brazil, increased 21.3 million kilos over the prior year resulting in increased revenues of $55.6 million. Quantities from our African operations were minimally impacted by decreases in the Zimbabwe crop size as quantities from other countries in the region increased. Average prices of non-U.S. tobacco increased resulting in a $24.0 million increase over the prior year due to changes in product mix as the greater quantities consisted of higher priced product.

The $9.3 million increase in processing and other service revenues relates primarily to higher quantities of customer owned tobacco processed in the U.S.

Gross profit as a percentage of sales increased to 16.8% in 2003 compared to 16.5% in 2002. Our gross profit increased $5.9 million to $207.3 million in 2003 from $201.4 million in 2002. This increase was primarily due to the increased volume in Brazil, which was partially offset by lower volumes of U.S. tobacco sold to non-U.S. customers. The increase in gross profit is also due to charges recognized in 2002 of $2.9 million related to devaluation of the Argentine peso partially offset by a gain of $1.7 million realized in 2002 related to the sale of unutilized Zimbabwe assets. In Africa, gross profit decreases in Zimbabwe were offset by increased gross profit from Malawi and Tanzania. In Europe, gross profit decreased as costs increased due to the strength of the euro.

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

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.

(in millions, except for current ratio)	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Cash and cash equivalents	$18.8	$88.9	$109.0
Net trade receivables	198.2	179.5	173.6
Inventories and advances on purchases of tobacco	598.9	529.9	478.1
Total current assets	863.6	839.8	792.0
Notes payable to banks	243.7	210.2	181.6
Accounts payable	72.6	73.5	76.8
Total current liabilities	444.6	403.2	363.0
Current ratio	1.9 to 1	2.1 to 1	2.2 to 1
Revolving Credit Notes and Other Long-Term Debt	11.9	10.3	7.5
Convertible Subordinated Debentures	73.3	73.3	73.3
Senior Notes	335.8	341.3	321.4
Stockholders’ equity	414.9	454.6	434.7
Purchase of property and equipment.	26.4	28.3	20.2
Proceeds from sale of property and equipment	1.4	2.8	5.9
Depreciation and amortization	27.0	35.3	41.9

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

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2004.

	Payments / Expirations by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Long Term Debt	$419.7	$2.4	$76.8	$1.7	$338.8
Capital Lease Obligations	5.3	0.8	1.5	1.4	1.6
Operating Leases	28.5	5.8	7.4	3.2	12.1
Capital Expenditure Commitments	2.0	2.0	—	—	—
Tobacco Purchase Obligations	531.8	442.3	89.5	—	—
Grower Financing Guarantees	142.3	90.5	33.8	14.8	3.2

Total Contractual Obligations and Other Commercial Commitments	$1,129.6	$543.8	$209.0	$21.1	$355.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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

Our customers are manufacturers of cigarette and other tobacco products. Several of these customers individually account for a significant portion of our sales in a normal year. Of our consolidated tobacco sales in 2004, 2003 and 2002, approximately 16%, 22% and 23%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. and approximately 18%, 18% and 14%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Altria Group, Inc. In addition, tobacco product manufacturers are currently experiencing a period of consolidation (including the pending merger of R.J. Reynolds Tobacco Holdings and Brown & Williamson), and further consolidation among our customers could decrease such customer’s demand for our leaf tobacco or processing services. The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

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

Our existing indentures and credit agreements contain a number of significant covenants. These covenants will limit our ability to, among other things:

•	borrow additional money;

•	make capital expenditures and other investments;

•	merge, consolidate or dispose of our assets;

•	acquire assets in access of certain dollar amounts; and

•	grant liens on our assets.

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

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME

DIMON Incorporated and Subsidiaries

	Nine Months Ended March 31, 2004	Years Ended June 30,
(in thousands, except per share data)		2003		2002
Sales and other operating revenues (1)	$817,392	$1,230,293		$1,221,911
Cost of goods and services sold (1)	714,169	1,023,039		1,020,482

	103,223	207,254		201,429
Selling, administrative and general expenses	90,327	116,075		109,363
Restructuring and asset impairment charges	29,480	—		—

Operating Income (Loss)	(16,584)	91,179		92,066
Interest expense	32,167	46,887		47,877
Interest income	6,397	2,931		3,979
Derivative financial instruments (income)/expense	(6,522)	12,409		10,202

Income (loss) before income taxes, equity in net income (loss) of investee companies, minority interests and extraordinary item	(35,832)	34,814		37,966
Income taxes (benefit)	(652)	9,111		10,202

Income (loss) before equity in net income (loss) of investee companies, minority interests and extraordinary item	(35,180)	25,703		27,764
Equity in net income (loss) of investee companies	(480)	349		(345)
Minority interests (income)	(2,792)	(228)		(57)

Income (loss) before extraordinary item	(32,868)	26,280		27,476
Extraordinary item – Iraqi receivable recovery, net of $957 income tax	—	1,777		—

NET INCOME (LOSS)	$(32,868)	$28,057		$27,476

Other Comprehensive Income (Loss):
Net Income (Loss)	$(32,868)	$28,057		$27,476
Equity Currency Conversion Adjustment	3,226	3,668		637
Additional Minimum Pension Liability Adjustment, net of tax $(495) in 2004, $(1,111) in 2003 and $(468) in 2002	(834)	(1,745)		(736)
Reclassification of Derivative Financial Instruments into Earnings, net of tax $(167) in 2004, $202 in 2003 and $2,112 in 2002	(365)	418		4,192
Derivative Financial Instruments Adjustment, net of tax $602 in 2003	—	1,220		—

TOTAL COMPREHENSIVE INCOME (LOSS)	$(30,841)	$31,618		$31,569

Basic Earnings (Loss) Per Share
Income (loss) before extraordinary item	$(.73)	$.59		$.62
Extraordinary item – Iraqi receivable recovery	—	.04		—

Net Income (Loss)	$(.73)	$.63		$.62

Diluted Earnings (Loss) Per Share
Income (loss) before extraordinary item	$(.73 )*	$.58	*	$.61 *
Extraordinary item – Iraqi receivable recovery	—	.04		—
Net Income (Loss)	$(.73 )*	$.62	*	$.61 *

See notes to consolidated financial statements

(1)	Revised to exclude amounts relating to the provision of fertilizer and other crop materials to growers. See Note A to the “Notes to Consolidated Financial Statements.”
*	Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share. For the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET

DIMON Incorporated and Subsidiaries

(in thousands)	March 31, 2004	June 30, 2003
ASSETS
Current assets
Cash and cash equivalents	$18,819	$88,932
Notes receivable	5,658	2,619
Trade receivables (net of allowances of $1,892 in 2004 and $1,693 in 2003)	198,158	179,532
Inventories:
Tobacco	462,008	464,360
Other	46,284	24,747
Advances on purchases of tobacco	90,633	40,748
Current deferred and recoverable income taxes	14,179	11,349
Prepaid expenses and other assets	27,881	27,481

Total current assets	863,620	839,768

Investments and other assets
Equity in net assets of investee companies	829	6,061
Other investments	2,699	2,919
Notes receivable	3,004	3,832
Other	25,257	37,856

	31,789	50,668

Goodwill and intangible assets
Goodwill	151,772	151,772
Production and supply contracts	10,479	12,543
Pension asset	1,934	2,002

	164,185	166,317

Property, plant and equipment
Land	20,415	19,902
Buildings	193,611	187,926
Machinery and equipment	202,737	203,061
Allowances for depreciation	(176,655)	(158,394)

	240,108	252,495

Deferred taxes and other deferred charges	57,702	43,904

	$1,357,404	$1,353,152

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET

DIMON Incorporated and Subsidiaries

(in thousands)			March 31, 2004	June 30, 2003
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks			$243,655	$210,162
Accounts payable:
Trade			48,256	53,394
Officers and employees			5,790	10,521
Other			18,518	9,602
Advances from customers			79,905	75,119
Accrued expenses			33,018	28,275
Income taxes			12,519	14,926
Long-term debt current			2,976	1,225

Total current liabilities			444,637	403,224

Long-term debt
Revolving Credit Notes and other			11,883	10,250
Convertible Subordinated Debentures			73,328	73,328
Senior Notes (net of fair value adjustment of $10,798 in 2004 and $16,319 in 2003)			335,798	341,319

			421,009	424,897

Deferred credits:
Income taxes			5,068	4,128
Compensation and other			70,691	65,252

			75,759	69,380

Minority interest in subsidiaries			1,114	1,078

Commitments and contingencies			—	—
	2004	2003
Stockholders’ equity
Preferred stock—no par value:
Authorized shares	10,000	10,000
Issued shares	—	—	—	—
Common stock—no par value:
Authorized shares	125,000	125,000
Issued shares	45,162	44,737	185,527	183,361
Unearned compensation – restricted stock			(873)	—
Retained earnings			236,896	279,904
Accumulated other comprehensive income			(6,665)	(8,692)

			414,885	454,573

			$1,357,404	$1,353,152

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF STOCKHOLDERS’ EQUITY

DIMON Incorporated and Subsidiaries

				Accumulated Other Comprehensive Income
(in thousands, except per share amounts)	Common Stock	Unearned Compensation	Retained Earnings	Equity Currency Conversions	Additional Minimum Pension Liability, Net of Tax	Derivative Financial Instruments, Net of Tax	Total Stockholders’ Equity
Balance, June 30, 2001	$182,284	$—	$245,601	$(10,874)	$(644)	$(4,828)	$411,539
Net income for the year			27,476				27,476
Cash dividends - $.20 per share			(8,929)				(8,929)
Issue of 65,000 shares of restricted stock	484						484
Conversion of foreign currency financial statements				637			637
Adjustment in the minimum pension liability					(736)		(736)
Reclassification of derivative financial instruments into earnings.						4,192	4,192

Balance, June 30, 2002	$182,768	$—	$264,148	$(10,237)	$(1,380)	$(636)	$434,663
Net income for the year			28,057				28,057
Cash dividends - $.275 per share			(12,301)				(12,301)
Issue of 82,000 shares of restricted stock	512						512
Exercise of employee stock options	81						81
Conversion of foreign currency financial statements				3,668			3,668
Adjustment in the minimum pension liability					(1,745)		(1,745)
Reclassification of derivative financial instruments into earnings.						418	418
Adjustment in derivative financial statements						1,220	1,220

Balance, June 30, 2003	$183,361	$—	$279,904	$(6,569)	$(3,125)	$1,002	$454,573
Net loss for the nine months			(32,868)				(32,868)
Cash dividends-$.225 per share			(10,140)				(10,140)
Issue of 187,750 shares of restricted stock	1,305	(1,305)					—
Earned Compensation		432					432
Exercise of employee stock options	861						861
Conversion of foreign currency financial statements				3,226			3,226
Adjustment in the minimum pension liability					(834)		(834)
Reclassification of derivative financial instruments into earnings						(365)	(365)

Balance, March 31, 2004	$185,527	$(873)	$236,896	$(3,343)	$(3,959)	$637	$414,885

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS

DIMON Incorporated and Subsidiaries

(in thousands)	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Operating activities
Net Income (Loss)	$(32,868)	$28,057	$27,476
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	26,997	35,261	41,865
Restructuring and asset impairment charges	29,480	—	—
Deferred items	(13,295)	2,734	8,822
Loss on foreign currency transactions	1,737	3,507	4,411
Gain on disposition of fixed assets	(1,102)	(1,380)	(902)
Bad debt expense	216	94	477
Decrease (increase) in accounts receivable	(14,840)	(437)	8,048
Minority interests (income)	(2,792)	(228)	(57)
Increase in inventories and advances on purchases of tobacco	(43,705)	(47,131)	(17,108)
Increase in current deferred and recoverable taxes	(2,860)	(1,482)	(4,856)
Decrease (increase) in prepaid expenses	173	(9,389)	(5,673)
Increase (decrease) in accounts payable and accrued expenses	(145)	(8,421)	9,363
Increase (decrease) in advances from customers	2,908	4,752	(6,796)
Increase (decrease) in income taxes	(2,323)	3,597	1,608
Other	(391)	174	419

Net cash (used) provided by operating activities	(52,810)	9,708	67,097

Investing activities
Purchase of property and equipment	(26,449)	(28,312)	(20,180)
Proceeds from sale of property and equipment	1,421	2,761	5,911
Payments received on notes receivable	1,633	5,425	5,442
Issuance of notes receivable	(5,335)	(2,027)	(1,884)
Purchase of equity in subsidiaries and investees	(1,547)	(9,090)	—
Other	1,418	(222)	(199)

Net cash used by investing activities	(28,859)	(31,465)	(10,910)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Financing activities
Net change in short-term borrowings	$25,459	$18,627	$(30,129)
Proceeds from long-term borrowings	42,126	130,087	266,253
Repayment of long-term borrowings	(43,113)	(131,356)	(183,251)
Debt issuance cost	(1,525)	(2,631)	(7,566)
Proceeds from sale of stock	705	—	—
Cash dividends paid to DIMON Incorporated stockholders	(10,140)	(12,301)	(8,929)

Net cash provided by financing activities	13,512	2,426	36,378

Effect of exchange rate changes on cash	(1,956)	(728)	1,832

Increase (decrease) in cash and cash equivalents	(70,113)	(20,059)	94,397
Cash and cash equivalents at beginning of year	88,932	108,991	14,594

Cash and cash equivalents at end of year	$18,819	$88,932	$108,991

Other information:
Cash paid during the year:
Interest	$27,315	$48,502	$42,049
Income taxes	14,165	16,674	12,301

See notes to consolidated financial statements

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

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

The Company has revised its presentation to exclude amounts relating to the provision of crop materials to its contracted growers. Previously, the Company recognized revenue and cost of sales in connection with the provision of fertilizer and other crop materials to growers. In light of the increased materiality of such transactions in fiscal 2005, the Company reviewed its revenue recognition policy and determined that it was appropriate to exclude the revenue and cost related to these transactions. Accordingly, the Company has revised sales and cost of sales for the fiscal years ended June 30, 2002, 2003 and the nine-month transitional year ended March 31, 2004. The seven unaudited financial quarters from September 30, 2002 through March 31, 2004 are being revised as well. The revision had no effect on net income, financial position or cash flows previously reported for any of the periods revised. The following information summarizes the impact of the revision included in this amended Form 10-K/A.

	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Sales and other operating revenues:
As reported	$835,291	$1,268,752	$1,255,741
As revised	817,392	1,230,293	1,221,911

Cost of goods and services sold:
As reported	$732,068	$1,061,498	$1,054,312
As revised	714,169	1,023,039	1,020,482

	First Quarter (unaudited)	Second Quarter (unaudited)	Third Quarter (unaudited)	Fiscal Year
Nine Months Ended March 31, 2004
Sales and other operating revenues:
As reported	$236,490	$291,894	$306,907	$835,291
As revised	223,057	288,175	306,160	817,392

Cost of goods and services sold:
As reported	$194,544	$261,370	$276,154	$732,068
As revised	181,111	257,651	275,407	714,169

	First Quarter (unaudited)	Second Quarter (unaudited)	Third Quarter (unaudited)	Fourth Quarter (unaudited)	Fiscal Year
Year Ended June 30, 2003
Sales and other operating revenues:
As reported	$270,175	$304,910	$300,529	$393,138	$1,268,752
As revised	263,886	301,772	300,156	364,479	1,230,293

Cost of goods and services sold:
As reported	$215,344	$261,535	$260,274	$324,345	$1,061,498
As revised	209,055	258,397	259,901	295,686	1,023,039

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

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

(in thousands, except per share data)	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Reported net income (loss)	$(32,868)	$28,057	$27,476
Amortization of goodwill (net of $41 tax for 2002)	—	—	6,497

Adjusted net income (loss)	$(32,868)	$28,057	$33,973

Reported basic earnings (loss) per share	$(0.73)	$0.63	$0.62
Amortization of goodwill (net of tax)	—	—	0.14

Adjusted basic earnings (loss) per share	$(0.73)	$0.63	$0.76

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note A – Significant Accounting Policies (Continued)

DIMON and Subsidiaries Computation of Earnings Per Common Share

(in thousands, except per share data)	Nine Months Ended March 31, 2004		Years Ended June 30,
			2003		2002
BASIC EARNINGS
Income (loss) before extraordinary item	$(32,868)		$26,280		$27,476
Extraordinary item: Iraqi receivable recovery	—		1,777		—

Net Income (Loss)	$(32,868)		$28,057		$27,476

SHARES
Weighted Average Number of Shares Outstanding	44,723		44,532		44,525

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) before extraordinary item	$(.73)		$.59		$.62
Extraordinary item – Iraqi receivable recovery	—		.04		—

Net Income (Loss)	$(.73)		$.63		$.62

DILUTED EARNINGS
Income (loss) before extraordinary item	$(32,868)		$26,280		$27,476
Add after tax interest expense applicable to 6¼% Convertible Debentures issued April 1, 1997	—	*	—	*	-	*

Income (loss) before extraordinary item	$(32,868)		$26,280		$27,476
Extraordinary item: Iraqi receivable recovery	—		1,777		—

Net Income (Loss) as Adjusted	$(32,868	)*	$28,057	*	$27,476	*

SHARES
Weighted average number of common shares outstanding	44,723		44,532		44,525
Restricted shares issued and shares applicable to stock options, net of shares assumed to be purchased from proceeds at average market price	—	*	534		522
Assuming conversion of 6 ¼% Convertible Debentures at the beginning of the period	—	*	—	*	—	*

Average Number of Shares Outstanding	44,723	*	45,066	*	45,047	*

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) before extraordinary item	$(.73	)*	$.58	*	$.61	*
Extraordinary item – Iraqi receivable recovery	—		.04	*	—

Net Income (Loss) as Adjusted	$(.73	)*	$.62	*	$.61	*

*	Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share. For the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

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

(in thousands, except per share data)	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Net income (loss), as reported	$(32,868)	$28,057	$27,476
Add: Stock-based employee compensation expense (income) included in reported net income (loss), net of related tax effects	(200)	176	(142)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,192)	(1,211)	(600)

Pro forma net income (loss)	$(34,260)	$27,022	$26,734

Earnings (loss) per share:
Basic – as reported	$(0.73)	$0.63	$0.62
Basic – pro forma	$(0.77)	$0.61	$0.60

Diluted – as reported	$(0.73)	$0.62	$0.61
Diluted – pro forma	$(0.77)	$0.60	$0.59

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

(in thousands)	Nine Months Ended March 31, 2004	Nine Months Ended March 31, 2003 (unaudited)
Sales and other operating revenues (1)	$817,392	$865,814
Gross profit	103,223	138,461
Selling, administrative and general expenses	90,327	77,802
Restructuring and asset impairment charges	29,480	—
Interest expense	32,167	34,268
Interest income	6,397	2,455
Derivative financial instruments (income) expense	(6,522)	10,371
Income taxes (benefit)	(652)	4,249
Equity in net income (loss) of investee companies	(480)	(171)
Minority interests (income)	(2,792)	55

NET INCOME (LOSS)	$(32,868)	$14,000

Earnings (loss) per share:
Basic	$(0.73)	$0.31
Diluted	$(0.73)	$0.31

(1)	Revised to exclude amounts relating to the provision of fertilizer and other crop materials to growers. See Note A to the “Notes to Consolidated Financial Statements.”

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

The following table summarizes the restructuring and asset impairment costs recorded as of March 31, 2004:

	Asset Impairments		Employee Separation and Other Costs	Total Restructuring and Asset Impairment Charges
2004 Restructuring and Asset Impairment Charges:
Third Quarter	$27,798	*	$1,682	$29,480

*	Includes pretax charges of $22,359 and $5,439 for fixed asset and goodwill impairments, respectively.

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

Note F – Long-Term Debt

Such debt is comprised of:

	March 31, 2004		June 30, 2003
	Maturing within One Year	Maturing after One Year	Maturing within One Year	Maturing after One Year
Senior Notes (Net of Fair Value Adjustment of $10,798 in 2004 and $16,319 in 2003)	$—	$335,798	$—	$341,319
Convertible Subordinated Debentures	—	73,328	—	73,328
Revolving Credit Notes	—	—	—	—
Other Long-Term Debt	2,411	8,146	655	6,076

	2,411	417,272	655	420,723
Capitalized Lease Obligations	565	3,737	570	4,174

	$2,976	$421,009	$1,225	$424,897

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note F – Long-Term Debt (Continued)

Payments of the debt are scheduled as follows:

	Senior Notes	Convertible Subordinated Debentures	Revolving Credit Notes	Other Long-Term Debt	Total
2005	$—	$—	$—	$2,411	$2,411
2006	—	—	—	2,318	2,318
2007	—	73,328	—	1,133	74,461
2008	—	—	—	1,069	1,069
2009	—	—	—	595	595
2010	—	—	—	552	552
Later years	335,798	—	—	2,479	338,277

	$335,798	$73,328	$—	$10,557	$419,683

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

On October 30, 2001, the Company completed a private issuance of $200 million principal amount of 9 5/8% Senior Notes (the “9 5/8% Notes”) due 2011 pursuant to Rule 144A under the Securities Act of 1933. The financial covenants of the 9 5/8% Notes are substantially similar to those for the 7 3/4% Notes, including restrictions on certain payments. The proceeds from the 9 5/8% Notes were used to repay certain existing indebtedness of the Company, including all amounts drawn under the Company’s then-existing $250 million syndicated credit facility then existing.

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

	Capital Leases	Operating Leases
2005	$829	$5,823
2006	780	5,136
2007	722	2,231
2008	713	1,665
2009	713	1,506
Remaining	1,596	12,130

	$5,353	$28,491
Less amount representing interest and deposits	1,051

Present value of net minimum lease payments	$4,302
Less current portion of obligations under capital leases	565

Long-term obligations under capital leases	$3,737

Capitalized amounts:
Buildings	$81
Machinery and equipment, primarily vehicles	5,295
Accumulated amortization	(1,520)

	$3,856

Note H – Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At March 31, 2004, no shares had been issued.

49

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note I – Stock Incentive Plan (Continued)

Information with respect to options and SARs follows:

	March 31, 2004	June 30,
		2003	2002
Options and SARs outstanding at beginning of year	4,137	3,716	3,253
Options and SARs granted	625	738	670
Options and SARs exercised	(267)	(22)	—
Options and SARs cancelled	(160)	(295)	(207)

Options and SARs outstanding at end of year	4,335	4,137	3,716
SARs included as outstanding at end of year	744	750	637

Options available for future grants at end of year	2,385	853	1,377

Options and SARs exercisable at end of year	2,456	2,221	2,277

Option and SAR exercise prices per share:
Date of grant (at lowest price)	$6.95	$6.25	$7.44
(at highest price)	6.95	6.25	7.44
Exercised (at lowest price)	2.81	4.63	—
(at highest price)	5.50	4.63	—
Cancelled (at lowest price)	6.25	2.81	2.81
(at highest price)	22.31	22.31	22.31

Weighted average option exercise price information for 2004, 2003 and 2002 follows:

	March 31, 2004	June 30,
		2003	2002
Outstanding at beginning of year	$9.73	$11.08	$12.03
Granted during the year	6.95	6.25	7.44
Exercised during the year	3.27	4.63	—
Cancelled during the year	15.50	18.79	14.29
Outstanding at end of year	9.52	9.73	11.08
Exercisable at end of year	11.56	13.35	14.93

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note I – Stock Incentive Plan (Continued)

Option and SARS groups outstanding at March 31, 2004 and related weighted average price and life information follows:

Grant Date by Fiscal Year	Outstanding	Exercisable	Exercise Price	Remaining Life (Fiscal Years)
1995	253	253	$13.97	—
1996	278	278	16.97	1
1997	302	302	18.18	2
1998	324	324	22.33	3
1999	613	613	7.94	4
2000	116	116	4.63	5
2001	448	448	2.88	6
2002	652	45	7.44	7
2003	732	50	6.25	8
2004	617	27	6.95	9

	4,335	2,456

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

DIMON Incorporated and Subsidiaries

(in thousands)

Note J – Income Taxes

The components of income (loss) before income taxes, equity in net income (loss) of investee companies, minority interests and extraordinary item consisted of the following:

	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
U.S.	$(20,291)	$(39,684)	$(46,095)
Non-U.S.	(15,541)	74,498	84,061

Total	$(35,832)	$34,814	$37,966

The details of the amount shown for income taxes in the Statements of Consolidated Income and Comprehensive Income follow:

	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Current
Federal	$(60)	$1,165	$688
State	—	—	—
Non-U.S.	11,022	23,742	9,524

	$10,962	$24,907	$10,212

Deferred
Federal	$(13,175)	$(10,779)	$(505)
State	3,211	(959)	—
Non-U.S.	(1,650)	(4,058)	495

	$(11,614)	$(15,796)	$(10)

Total	$(652)	$9,111	$10,202

The reasons for the difference between income tax expense based on income (loss) before income taxes, equity in net income (loss) of investee companies, minority interests and extraordinary item and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Tax expense (benefit) at U.S. statutory rate	$(12,541)	$12,185	$13,288
Effect of non-U.S. income taxes	594	303	(10,785)
U.S. taxes on non-U.S. income, net of tax credits	1,400	4,520	7,207
Goodwill impairment	1,904	—	—
Expired tax credits	3,000	—	—
Permanent items	4,991	(7,897)	492

Actual tax expense (benefit)	$(652)	$9,111	$10,202

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note J – Income Taxes (Continued)

The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2004	June 30, 2003
Deferred tax liabilities:
Non-U.S. taxes	$1,463	$3,550
Unremitted earnings of non-U.S. subsidiaries	1,400	—
Fixed assets	9,996	12,202

Total deferred tax liabilities	$12,859	$15,752

Deferred tax assets:
Reserves and accruals	$(7,373)	$(10,642)
Restructuring accruals	(4,439)	(1,091)
Tax Credits	(4,639)	(8,242)
Tax loss carryforwards	(38,068)	(20,407)
Derivative transactions	(8,174)	(10,848)
Postretirement and other benefits	(18,449)	(15,696)
Other	(6,181)	(4,757)

Gross deferred tax assets	(87,323)	(71,683)
Valuation allowance	22,632	16,504

Total deferred tax assets	$(64,691)	$(55,179)

Net deferred tax asset	$(51,832)	$(39,427)

The following table presents the breakdown between current and non-current (assets) liabilities:

	2004	2003
Current asset	$(8,510)	$(8,875)
Non current asset	(48,390)	(34,680)
Non current liability	5,068	4,128

Net deferred tax asset	$(51,832)	$(39,427)

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

A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2004 and June 30, 2003, the measurement dates, was as follows:

	March 31, 2004	June 30, 2003
Change in Benefit Obligation
Benefit obligation, beginning	$68,574	$60,248
Service cost	2,408	2,467
Interest cost	3,276	4,294
Actuarial loss	1,956	7,102
Amendments and curtailments	131	79
Benefits paid	(3,783)	(5,616)

Benefit obligation, ending	$72,562	$68,574

Change in Plan Assets
Fair value of plan assets, beginning	$33,140	$35,951
Actual return on plan assets	2,209	967
Company contribution	2,310	1,838
Benefits paid	(3,886)	(5,616)

Fair value of plan assets, ending	$33,773	$33,140

Funded status of plan	$(38,789)	$(35,434)
Unrecognized actuarial loss	9,817	9,423
Unrecognized prior service cost	2,873	2,609

Net amount recognized	$(26,099)	$(23,402)

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note K – Employee Benefits (Continued)

Retirement Benefits (Continued)

	March 31, 2004	June 30, 2003
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(34,477)	(30,519)
Intangible asset	1,934	2,002
Accumulated other comprehensive income	6,444	5,115

Net amount recognized	$(26,099)	$(23,402)

The accumulated benefit obligation for all defined benefit pension plans was $67,329 at March 31, 2004 and $64,007 at June 30, 2003.

	March 31, 2004	June 30, 2003
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$72,562	$68,574
Accumulated benefit obligation	67,329	64,007
Fair value of plan assets	33,773	33,140

Net periodic pension costs included the following components:

	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Service cost	$2,409	$2,467	$1,912
Interest expense	3,276	4,294	4,235
Expected return on plan assets	(1,891)	(3,039)	(3,625)
Amortization of prior service cost	272	316	283
Amortization of transition amount	—	(252)	(348)
Actuarial loss (gain)	656	291	(225)
Net periodic pension cost	$4,722	$4,077	$2,232

	March 31, 2004	June 30, 2003
Additional Information:
Increase in minimum liability included in other comprehensive income	$6,444	$5,115

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note K – Employee Benefits (Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at March 31, 2004 and June 30, 2003 by asset category are as follows:

	March 31, 2004	June 30, 2003
Asset Category:
Equity securities	39%	48%
Fixed income	18%	46%
Other short term investments	43%	6%

Total	100%	100%

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that _nfounded obligations do not grow to a level to adversely affect the Company’s financial health. The Company’s target asset allocation strategy is a 60%/40% allocation between equity and fixed income securities. As of March 31, 2004, based upon the recommendation of the Company’s Investment Advisor and the Investment Committee, new investment managers had been selected. The asset allocation at March 31, 2004 does not reflect the eventual investment allocation after all funds were transferred and invested by the new investment managers in April 2004. Manager performance is measured against investment objectives and objective benchmarks, including: Salomon 90 Day Treasury Bill, Lehman Brothers Intermediate Govt; Credit, Lehman Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE. The Portfolio Objective is to exceed the actuarial return on assets assumption. Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate. Equity securities do not include the Company’s common stock.

Cash Flows

Contributions

The Company expects to contribute $550 to its pension plan in 2005.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits	Other Benefits
2005	$4,634	$2,212
2006	4,563	2,140
2007	5,208	2,080
2008	5,408	2,030
2009	4,950	1,964
Years 2010-2014	31,076	9,413

The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States. The Company’s contributions to the plan were $295 in 2004, $401 in 2003 and $396 in 2002.

The DIMON Compensation Deferral Plan was approved by the Board on June 23, 2003. The plan is available to certain employees and non-employee members of the Board. Eligible participants may elect to defer specified portions of cash or equity based compensation received and have the deferred amount treated as if invested in specified investment vehicles. The Compensation Deferral Plan is _nfounded with a payable of $165 at March 31, 2004. Withdrawals from the Plan are not permitted until the termination of a participant’s service. See also Note I to the “Notes to Consolidated Financial Statements” for further information regarding equity based compensation.

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

A reconciliation of benefit obligations, plan assets and funded status of the plans was as follows:

	March 31, 2004	June 30, 2003
Change in Benefit Obligation
Benefit obligation, beginning	$22,048	$14,503
Service cost	335	342
Interest cost	1,005	1,357
Actuarial loss	1,068	7,924
Benefits paid	(1,409)	(2,078)

Benefit obligation, ending	$23,047	$22,048

Change in Plan Assets
Fair value of plan assets, beginning	$154	$95
Actual return on plan assets	(29)	(8)
Company contribution	153	185
Benefits paid	(233)	(118)

Fair value of plan assets, ending	$45	$154

Funded status of plan	$(23,002)	$(21,894)
Unrecognized actuarial loss	8,793	8,004
Unrecognized prior service cost	(2,001)	(2,232)

Net amount recognized	$(16,210)	$(16,122)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost	$—	$—
Accrued benefit liability	(16,210)	(16,122)
Intangible asset	—	—
Accumulated other comprehensive income	—	—

Net amount recognized	$(16,210)	$(16,122)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note K – Employee Benefits (Continued)

Postretirement Health and Life Insurance Benefits (Continued)

Plan Assets

The Company’s pension plan weighted-average asset allocations at March 31, 2004 and June 30, 2003 by asset category are as follows:

	March 31, 2004	June 30, 2003
Asset Category:
Fixed Income	100%	100%

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

Net periodic benefit costs included the following components:

	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002

Service cost	$335	$342	$199
Interest expense	1,005	1,357	1,004
Expected return on plan assets	(6)	(5)	(10)
Amortization of prior service cost	(231)	(308)	(308)
Actuarial (gain)/loss	314	194	(33)

Net pension cost	$1,417	$1,580	$852

Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage - Point Increase	1-Percentage - Point Decrease
Effect on total of service and interest cost components	$120	$(104)
Effect on postretirement benefit obligation	1,130	(1,004)

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note L – Segment Information (Continued)

	Nine Months Ended March 31, 2004	Years Ended June 30,
		2003	2002
Sales and Other Operating Revenues:
United States	$181,345	$239,207	$248,620
Germany	100,980	175,700	186,480
Japan	67,043	133,418	133,861
Other (1)	468,024	681,968	652,950

	$817,392	$1,230,293	$1,221,911

(1)	Revised to exclude amounts relating to the provision of fertilizer and other crop materials to growers. See Note A to the “Notes to Consolidated Financial Statements.”

Sales and Other Operating Revenues to Major Customers:

Of the 2004, 2003 and 2002 sales and other operating revenues, approximately 35%, 39% and 36%, respectively, were to various tobacco companies which management has reason to believe are now owned by or under the common control of two companies. (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A	$148,456	$215,988	$166,675
Customer B	134,787	264,547	275,487

	$283,243	$480,535	$442,162

Long-Lived Assets:
United States	$23,543	$37,503	$44,599
Brazil	45,592	40,262	38,979
Malawi	24,208	25,566	28,107
Tanzania	21,663	22,582	24,470
Zimbabwe	39,685	46,292	49,418
South America	1,835	1,769	1,970
Europe	51,729	51,693	42,805
Asia	6,695	7,043	7,306
Other	25,158	19,785	19,630

Long-Lived Assets	$240,108	$252,495	$257,284

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

Note P – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

	First Quarter As Restated		Second Quarter As Restated	Third Quarter	Fiscal Year
Nine Months Ended March 31, 2004
Sales and Other Operating Revenue (1)	$223,057		$288,175	$306,160	$817,392
Gross Profit	41,946		30,524	30,753	103,223
Net Income (Loss) (2)	5,469		(3,019)	(35,318)	(32,868)
Per Share of Common Stock:
Basic Earnings (Loss) (3)	.12		(.07)	(.79)	(.73)
Diluted Earnings (Loss) (3)	.12	*	(.07 )*	(.79 )*	(.73 )*
Cash Dividends per Share	.075		.075	.075	.225
Market Price - High	7.46		7.60	7.25	7.60
- Low	6.53		6.40	6.28	6.28

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

DIMON Incorporated and Subsidiaries

(in thousands)

Note P – Selected Quarterly Financial Data (Continued)

	First Quarter		Second Quarter		Third Quarter		Fourth Quarter	Fiscal Year
Year Ended June 30, 2003 Sales and Other Operating Revenue (1)	$263,886		$301,772		$300,156		$364,479	$1,230,293
Gross Profit	54,831		43,375		40,255		68,793	207,254
Net Income before extraordinary items (4)	5,058		6,272		2,670		12,280	26,280
Per Share of Common Stock:
Basic Earnings	.11		.14		.06		.32	.63
Diluted Earnings	.11	*	.14	*	.06	*	.31	.62	*
Cash Dividends per Share	.05		.075		.075		.075	.275
Market Price - High	7.00		6.60		7.50		7.44	7.50
- Low	5.45		5.35		5.60		5.69	5.35

(1)	Revised to exclude amounts relating to the provision of fertilizer and other crop materials to growers. See Note A to the “Notes to Consolidated Financial Statements.”
(2)	Third quarter of fiscal 2004 includes $29,480 in restructuring and asset impairment charges.
(3)	Does not add due to rounding.
(4)	Fourth quarter of fiscal 2003 includes $6,000 for litigation settlement.
*	Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings (loss) per share. For the second and third quarters ended December 31, 2003 and March 31, 2004, respectively, and the nine month transitional year ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

The Company’s unaudited consolidated financial statements for the first and second quarters of 2004 have been restated for an error identified in the expense computation and allocation of tobacco and property insurance. The effect on the results of operations are summarized as follows:

	Fiscal 2004
	First Quarter		Second Quarter
Gross Profit:
As reported	$43,468		$31,467
As restated	41,946		30,524
Net Income (Loss):
As reported	6,458		(2,406)
As restated	5,469		(3,019)
Per Share of Common Stock:
Basic Earnings:
As reported	0.14		(0.05)
As restated	0.12		(0.07)
Diluted Earnings:
As reported	0.14	*	(0.05)*
As restated	0.12	*	(0.07)*

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

Internal Control over Financial Reporting

Management, in consultation with Ernst & Young LLP (E&Y), the Company’s independent auditors, have identified and reported to the Audit Committee of the Board of Directors, certain matters involving internal control deficiencies considered to be “significant deficiencies” under the standards established by the American Institute of Certified Public Accountants (“AICPA”) and the SEC. E&Y has reported to the Audit Committee that none of the deficiencies is believed to be a material weakness. These deficiencies related to (a) internal controls to properly identify, classify and report cash payments and to prevent potentially improper payments (relating to the facts discussed in Note N to the “Notes to Consolidated Financial Statements”); (b) internal controls to properly report insurance expense (as disclosed in Note P to the “Notes to Consolidated Financial Statements”); and (c) internal controls to monitor financial reporting over less significant foreign locations.

The Company has taken, and is continuing to implement, certain remedial measures with respect to these internal control deficiencies, including but not limited to (a) the closing of certain bank accounts with insufficient controls in certain foreign jurisdictions; (b) certain personnel changes including the addition of new finance and internal audit staff in Europe; (c) the enhancement of existing training programs; (d) the improvement of procedures for the review and reporting of insurance expense; (e) the reinforcement of compliance with existing processes and procedures relating to the financial statement close process; (f) expansion and enhancement of the periodic review process by the Company’s financial and accounting personnel and (g) other measures designed to prevent similar situations in the future.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and persons nominated to become directors of DIMON Incorporated included in the Proxy Statement under the headings “Proposal One-Election of Directors” and “Directors Biographies” is incorporated herein by reference. See “Additional Information—Executive Officers of the Company” at the end of Item I above for information about the executive officers of the Company.

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

The information contained in the Proxy Statement under the captions “Compensation Matters” and “Compensation of Executive Officers” is incorporated herein by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information contained in the Proxy Statement under the caption “Stock Ownership of Certain Beneficial Owners and Management” is incorporated herein by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information contained in the Proxy Statement under the caption “Employment and Consulting Agreements and Certain Business Relationships” is incorporated herein by reference.

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

Statement of Stockholders’ Equity--Years ended March 31, 2004, June 30, 2003 and 2002

Statement of Consolidated Cash Flows--Years ended March 31, 2004, June 30, 2003 and 2002

Notes to Consolidated Financial Statements

Report of Ernst & Young LLP

Financial Statement Schedules:

Schedule II - Valuation and Qualifying Accounts

(b)	Current Reports on Form 8-K	-	January 22, 2004 – Item 9, DIMON Announces Exchange Offer for 7 ¾% Senior Notes due 2013

		-	February 4, 2004 – Item 12, DIMON Reports Second Quarter 2004 Financial Results Company Lowers Fiscal 2004 Guidance

		-	February 19, 2004 – Item 9, DIMON Inc. Announces Completion of Exchange Offer for 7 ¾% Senior Notes due 2013

		-	February 26, 2004 - Item 7, DIMON Announces Quarterly Dividend and Item 9, Regulation FD Disclosure

		-	April 1, 2004 – Item 7 and 11, Temporary Suspension of Trading Under Registrant’s Employee Benefit Plan.

		-	May 24, 2004 –, Item 12, DIMON Announces Arrangements for Release of Financial Results Company Lowers Fiscal 2004 Guidance

		-	May 25, 2004 - Item 7, DIMON Announces Quarterly Dividend and Item 9, Regulation FD Disclosure

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(c)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.01	Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated’s Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

3.02	Amended and Restated Bylaws, as amended, of DIMON Incorporated effective August 26, 2003 *

4.01	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

4.02	Article III of the Amended and Restated Articles of Incorporation of DIMON Incorporated (filed as Exhibit 3.01)

4.03	Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1, 1995)

4.04	Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee (incorporated by reference to Exhibit 4.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended September 30, 2001)

4.05	Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee. (incorporated by reference to Exhibit 4.07 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003)

10.01	Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan) (incorporated herein by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1987)

10.02	Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan) (incorporated herein by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1991)

10.03	Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.04	Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K dated April 16, 1997)

10.05	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated’s Quarterly Report on Form 10-Q dated February 14, 1997)

10.06	First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.07	Employment Agreement, dated July 1, 1994, between Monk-Austin International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994) (incorporated by reference to Exhibit 10.23 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K (Continued)

(c)	Exhibits

10.08	Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.24 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.09	Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1998)

10.10	Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.11	Compensation Deferral Plan (incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003)

10.12	Credit Agreement, dated October 27, 2003, by and among DIMON Incorporated and the Lenders named therein (incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended December 31, 2003)

10.13	Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and H.P. Green, III (incorporated by reference to Exhibit 10-5 to Dibrell Brothers, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.14	DIMON Incorporated 2003 Stock Incentive Plan *

10.15	Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III *

10.16	Second Amendment to Credit Agreement and Waiver, dated June 9, 2004, by and among DIMON Incorporated and the Lenders named therein *

12	Ratio of Earnings to Fixed Charges *

21	List of Subsidiaries *

23.1	Consent of Ernst & Young LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed as an exhibit to DIMON’s Annual Report on Form 10-K filed on June 10, 2004.

(d)	Financial Statement Schedules:

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS

DIMON INCORPORATED AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D		COL. E
		ADDITIONS
		(1) Charged to Costs and Expenses	(2) Charged to Other Accounts -Describe
DESCRIPTION	Balance at Beginning of Period			Deductions -Describe		Balance at End of Period
Year ended June 30, 2002
Deducted from asset accounts:
Allowance for doubtful accounts	$1,230,367	$982,794	$—	$277,967	(A)	$1,935,194

Total	$1,230,367	$982,794	$—	$277,967		$1,935,194

Year ended June 30, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$1,935,194	$94,594	$—	$337,021	(A)	$1,692,767

Total	$1,935,194	$94,594	$—	$337,021		$1,692,767

Nine months ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$1,692,767	$217,679	$—	$17,976	(A)	$1,892,470

Total	$1,692,767	$217,679	$—	$17,976		$1,892,470

(A)	Currency translation and direct write off.

Certain prior year amounts have been reclassified to conform to the current year presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 6, 2004.

DIMON INCORPORATED (Registrant)

/s/ Brian J. Harker
By
Brian J. Harker
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on August 6, 2004.

/s/ Albert C. Monk III
By	By
Hans B. Amell	Albert C. Monk III
Director of DIMON Incorporated	Director of DIMON Incorporated

/s/ R. Stuart Dickson	/s/ Norman A. Scher
By	By
R. Stuart Dickson	Norman A. Scher
Director of DIMON Incorporated	Director of DIMON Incorporated

/s/ Henry F. Frigon
By	By
Henry F. Frigon	William R. Slee
Director of DIMON Incorporated	Director of DIMON Incorporated

/s/ Martin R. Wade III
By	By
C. Richard Green, Jr.	Martin R. Wade III
Director of DIMON Incorporated	Director of DIMON Incorporated

/s/ John M. Hines	/s/ Brian J. Harker
By	By
John M. Hines	Brian J. Harker
Director of DIMON Incorporated	Chairman of the Board of Directors and Chief
Executive Officer of DIMON Incorporated

/s/ James E. Johnson, Jr.	/s/ James A. Cooley
By	By
James E. Johnson, Jr.	James A. Cooley
Director of DIMON Incorporated	Senior Vice President-Chief Financial Officer
of DIMON Incorporated

/s/ Thomas F. Keller	/s/ Steve B. Daniels
By	By
Thomas F. Keller	Steve B. Daniels
Director of DIMON Incorporated	President and Chief Operating Officer
of DIMON Incorporated

/s/ Joseph L. Lanier, Jr.	/s/ Thomas G. Reynolds
By	By
Joseph L. Lanier, Jr.	Thomas G. Reynolds
Director of DIMON Incorporated	Vice President-Controller (Principal
Accounting Officer) of DIMON
Incorporated

EXHIBIT INDEX

Exhibits		Page No.

3.01	Amended and Restated Articles of Incorporation of DIMON Incorporated (incorporated by reference to Appendix VII to DIMON Incorporated’s Joint Proxy Statement filed pursuant to Rule 424(b) in connection with DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

3.02	Amended and Restated Bylaws, as amended, of DIMON Incorporated effective August 26, 2003 *

4.01	Specimen of Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to DIMON Incorporated’s Registration Statement on Form S-4 (file 33-89780))

4.02	Article III of the Amended and Restated Articles of Incorporation of DIMON Incorporated (filed as Exhibit 3.01)

4.03	Rights Agreement, dated as of March 31, 1995, between DIMON Incorporated and First Union National Bank of North Carolina, as Rights Agent (incorporated by reference to Exhibit 4 to DIMON Incorporated Current Report on Form 8-K, dated April 1, 1995)

4.04	Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee (incorporated by reference to Exhibit 4.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended September 30, 2001)

4.05	Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee. (incorporated by reference to Exhibit 4.07 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003)

10.01	Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan) (incorporated herein by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1987)

10.02	Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan) (incorporated herein by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1991)

10.03	Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr. (incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.04	Indenture, dated as of April 1, 1997, by DIMON Incorporated to LaSalle National Bank, relating to 6 1/4% Convertible Subordinated Debentures due March 31, 2007 (incorporated by reference herein to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K dated April 16, 1997)

10.05	Employment Agreement dated January 3, 1997, with Brian J. Harker (incorporated by reference to Exhibit 10 to DIMON Incorporated’s Quarterly Report on Form 10-Q dated February 14, 1997)

10.06	First Amendment to Employment Agreement, dated April 22, 1999, between DIMON Incorporated and Brian J. Harker (incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.07	Employment Agreement, dated July 1, 1994, between Monk-Austin International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.7 to Monk-Austin, Inc.’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994) (incorporated by reference to Exhibit 10.23 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

EXHIBIT INDEX

Exhibits	(Continued)	Page No.

10.08	Amendment to Employment Agreement, dated August 10, 1995, between DIMON International, Inc. and Larry R. Corbett (incorporated by reference to Exhibit 10.24 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.09	Amended DIMON Incorporated Supplemental Retirement Plan dated July 30, 1998 and effective January 1, 1997 (incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1998)

10.10	Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer (incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999)

10.11	Compensation Deferral Plan (incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003)

10.12	Credit Agreement, dated October 27, 2003, by and among DIMON Incorporated and the Lenders named therein (incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Form 10-Q filed for the quarterly period ended December 31, 2003)

10.13	Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, by and between Dibrell Brothers, Incorporated and H.P. Green, III (incorporated by reference to Exhibit 10-5 to Dibrell Brothers, Incorporated’s Quarterly Report on Form 10-Q for the quarter ended December 31, 1994)

10.14	DIMON Incorporated 2003 Stock Incentive Plan *

10.15	Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III *

10.16	Second Amendment to Credit Agreement and Waiver, dated June 9, 2004, by and among DIMON Incorporated and the Lenders named therein *

12	Ratio of Earnings to Fixed Charges *

21	List of Subsidiaries *

23.1	Consent of Ernst & Young LLP (filed herewith)

23.2	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Filed as an exhibit to DIMON’s Annual Report on Form 10-K filed on June 10, 2004.