Form 10-Q
period 2004-09-30
DIMON INC
filed 2004-11-09
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_______.

COMMISSION FILE NUMBER 0-25734; 1-13684

DIMON Incorporated
Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567
512 Bridge Street, Danville, Virginia 24541

Telephone Number (434) 792-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of November 1, 2004, the registrant had 45,139,954 shares outstanding of Common Stock (no par value).

DIMON Incorporated and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Statement of Consolidated Income –
		Three and Six Months Ended September 30, 2004 and 2003	3

		Consolidated Balance Sheet – September 30, 2004 and 2003
		and March 31, 2004	4 - 5

		Statement of Consolidated Cash Flows –
		Six Months Ended September 30, 2004 and 2003	6

		Notes to Consolidated Financial Statements	7 - 15

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	16 - 20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4.	Controls and Procedures	22

Part II.	Other Information

	Item 1.	Legal Proceedings	23

	Item 2.	Changes in Securities and Use of Proceeds	24

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Submission of Matters to a Vote of Security Holders	24

	Item 5.	Other Information	24

	Item 6.	Exhibits and Reports on Form 8-K	24

Signatures			25

Index of Exhibits			26

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three and Six Months Ended September 30, 2004 and 2003
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
(in thousands, except per share amounts)
Sales and other operating revenues	$341,068	$214,416	$625,796	$562,636
Cost of goods and services sold	284,961	172,735	516,705	452,396

Gross profit	56,107	41,681	109,091	110,240
Selling, administrative and general expenses	31,373	26,928	60,312	64,180
Other income	(2,735)	-	(4,630)	-
Restructuring and asset impairment charges	766	-	1,441	-
Operating income	26,703	14,753	51,968	46,060

Interest expense	12,782	10,643	24,884	23,262
Interest income	995	885	1,921	1,359
Derivative financial instruments (income)	(464)	(3,876)	(6,595)	(1,838)

Income before income taxes and other items	15,380	8,871	35,600	25,995
Income tax expense	5,277	3,081	11,748	8,030
Equity in net income (loss) of investee companies	53	(256)	142	264
Minority interests (income)	(124)	(151)	(359)	(434)
Income from continuing operations	10,280	5,685	24,353	18,663

Loss from discontinued operations, net of tax	(4,693)	(216)	(5,392)	(915)
Extraordinary item – Iraqi receivable recovery, net of $957 income tax	-	-	-	1,777
Net income	$ 5,587	$ 5,469	$ 18,961	$ 19,525

Basic earnings per share
Income from continuing operations	$ 0.23	$ 0.13	$ 0.54	$ 0.42
Loss from discontinued operations	(0.11)	(0.01)	(0.12)	(0.02)
Extraordinary item – Iraqi receivable recovery	-	-	-	0.04
Net income	$ 0.12	$ 0.12	$ 0.42	$ 0.44

Diluted earnings per share
Income from continuing operations	$ 0.23	$ 0.13	$ 0.54	$ 0.41
Loss from discontinued operations	(0.11)	(0.01)	(0.12)	(0.02)
Extraordinary item – Iraqi receivable recovery	-	-	-	0.04
Net income	$ 0.12	$ 0.12	$ 0.42	$ 0.43

Average number of shares outstanding
Basic	44,873	44,602	44,860	44,570
Diluted	45,349	45,270	45,392	45,192

Cash dividends per share	$.075	$.075	$0.15	$0.15

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	September 30, 2004 (Unaudited)	September 30, 2003 (Unaudited)	March 31, 2004
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 129,673	$ 96,846	$ 18,819
Notes receivable	4,829	2,969	5,658
Trade receivables, net of allowances	152,631	129,007	192,744
Inventories
Tobacco	593,304	501,027	425,365
Other	40,252	24,637	46,029
Advances on purchases of tobacco	59,128	65,215	85,228
Current deferred and recoverable income taxes	14,410	20,314	14,179
Prepaid expenses and other assets	29,828	25,585	27,127
Assets of discontinued operations	25,548	31,906	50,424
Total current assets	1,049,603	897,506	865,573

Investments and other assets
Equity in net assets of investee companies	971	5,683	829
Other investments	2,492	2,844	2,699
Notes receivable	2,889	2,271	3,004
Other	43,103	25,025	25,257
	49,455	35,823	31,789

Goodwill and intangible assets
Goodwill	151,772	151,772	151,772
Production and supply contracts	9,130	12,088	10,479
Pension asset	1,934	2,002	1,934
	162,836	165,862	164,185

Property, plant and equipment
Land	18,878	19,100	19,228
Buildings	188,128	184,220	188,362
Machinery and equipment	192,871	202,524	201,732
Allowances for depreciation	(172,378)	(160,835)	(171,167)
	227,499	245,009	238,155

Deferred taxes and other deferred charges	55,754	41,986	57,702

	$1,545,147	$1,386,186	$1,357,404

See notes to consolidated financial statements

-4-

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	September 30, 2004 (Unaudited)	September 30, 2003 (Unaudited)	March 31, 2004
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 331,300	$ 234,233	$ 243,655
Accounts payable
Trade	28,136	29,722	42,563
Officers and employees	6,189	7,239	5,028
Other	7,606	8,126	18,266
Advances from customers	181,648	96,370	77,092
Accrued expenses	36,500	30,314	32,878
Income taxes	7,997	16,548	12,412
Long-term debt current	3,040	1,306	2,976
Liabilities of discontinued operations	3,251	6,492	11,001
Total current liabilities	605,667	430,350	445,871

Long-term debt
Revolving Credit Notes and Other	25,316	15,974	11,883
Convertible Subordinated Debentures	73,328	73,328	73,328
Senior Notes (net of fair value adjustment of $2,730 at Sept. 30, 2004, $8,426 at Sept. 30, 2003 and $10,798 at March 31, 2004)	327,730	333,426	335,798
	426,374	422,728	421,009

Other long-term liabilities
Income taxes	4,328	3,797	4,911
Compensation and other	81,249	69,171	69,614
	85,577	72,968	74,525

Minority interest in subsidiaries	754	929	1,114
Commitments and contingencies	-	-	-

Stockholders’ equity	Sept. 30, 2004	Sept. 30, 2003	March 31, 2004
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	125,000	125,000	125,000
Issued shares	45,140	45,018	45,162	185,339	185,082	185,527
Unearned compensation – restricted stock				(659)	(1,239)	(873)
Retained earnings				249,085	282,990	236,896
Accumulated other comprehensive loss				(6,990)	(7,622)	(6,665)
				426,775	459,211	414,885
				$1,545,147	$1,386,186	$1,357,404

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Six Months Ended September 30, 2004 and 2003 (Unaudited)

	September 30, 2004	September 30, 2003
(in thousands)
Operating activities
Net income	$ 18,961	$ 19,525
Adjustments to reconcile net income to net cash provided by operating activities
Net loss from discontinued operations	3,960	915
Loss on disposition of discontinued operations	1,432	-
Depreciation and amortization	17,154	18,674
Restructuring and asset impairment charges	1,441	-
Deferred items	(5,216)	(4,591)
(Gain) loss on foreign currency transactions	(2,120)	3,062
Gain on sale of fixed assets	(4,291)	(184)
Changes in operating assets and liabilities	(5,036)	(4,220)
Net cash provided by operating activities of continuing operations	26,285	33,181
Net cash provided by operating activities of discontinued operations	11,189	1,012
Net cash provided by operating activities	37,474	34,193

Investing activities
Purchase of property and equipment	(7,316)	(20,454)
Proceeds from sale of property and equipment	6,659	254
Proceeds from sale of discontinued operations	484	-
Payments received on notes receivable and
receivable from investees	711	595
Purchase of equity in net assets of investee	-	(5,000)
Payments for other investments and other assets	(8,062)	(882)
Net cash used by investing activities	(7,524)	(25,487)

Financing activities
Net change in short-term borrowings	87,310	80,655
Proceeds from long-term borrowings	27,334	126,550
Repayment of long-term borrowings	(27,036)	(130,492)
Proceeds from sale of stock	51	416
Debt issuance cost	(394)	(2,641)
Cash dividends paid to DIMON Incorporated stockholders	(6,773)	(6,727)
Net cash provided by financing activities	80,492	67,761

Effect of exchange rate changes on cash	412	539

Increase in cash and cash equivalents	110,854	77,006
Cash and cash equivalents at beginning of year	18,819	19,840

Cash and cash equivalents at end of period	$129,673	$ 96,846

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2004.  The Company’s operations are seasonal.  Therefore, the results of operations for the six months ended September 30, 2004 are not necessarily indicative of the results to be expected for the year ending March 31, 2005.

On June 23, 2003, the Board of Directors adopted a change in fiscal year end from June 30 to March 31.  The primary purpose of the change was to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  As a result of this change, the Company had a nine month transition year ending March 31, 2004.  The new fiscal year commenced April 1, 2004.

2.	DISCONTINUED OPERATIONS

As disclosed in the March 31, 2004 Form 10-K/A, the Company conducted a strategic review in the third quarter of fiscal 2004 to evaluate its production capacity and organization relative to the major transition occurring in global sourcing of tobacco.  As a result of the review, the Company’s Board of Directors approved a plan (the “Plan”) designed to improve long-term profitability. One of the major initiatives approved in the Plan was the disposal of the Company’s Italian processing facility.

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. As a result of the Plan, the fixed assets of the Italian processing facility were determined to be impaired based upon future undiscounted cash flows being insufficient to support their carrying value. At March 31, 2004, a pre-tax (and after-tax) restructuring impairment charge of $6,941 on fixed assets, primarily machinery and equipment, was recorded based on fair values determined by subsequent asset disposal agreements.

          On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.  The Company expects to exit the Italian market completely within the next twelve months even though a purchase agreement was executed in conjunction with the sale of the Italian processing facility which requires the Company to purchase its 2004 crop customer requirements from the new owners.

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company and the related interest expense, have been reclassified and presented as discontinued operations in the financial statements and related notes for all periods presented herein. Sales and operating losses for the three and six months ended September 30, 2004 and 2003 are presented below. In addition to the operating losses, an additional estimated loss on disposal was recorded during the quarter ended September 30, 2004. This information is summarized for the appropriate fiscal periods as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Sales and other revenues	$12,023	$8,640	$26,964	$24,867
Discontinued operations:
Loss from operations of discontinued components	$(3,261)	$ (192)	$(4,003)	$(1,002)
Loss on disposal of discontinued components	(1,432)	-	(1,432)	-
Discontinued operations, before tax	(4,693)	(192)	(5,435)	(1,002)
Income tax (expense)/benefit	-	(24)	43	87
Discontinued operations, net of tax	$(4,693)	$ (216)	$ (5,392)	$ (915)

	September 30,		March 31,
	2004	2003	2004
Assets of discontinued operations:
Trade receivables, net of allowances	$ 3,593	$ 2,472	$ 5,693
Tobacco inventory and advances	21,955	17,958	42,048
Net property, plant and equipment	-	8,304	1,953
Other assets	-	3,172	730
Total assets of discontinued operations	$25,548	$31,906	$50,424

-7-

DIMON Incorporated and Subsidiaries

2.	DISCONTINUED OPERATIONS (Continued)
		September 30,		March 31,
		2004	2003	2004
	Liabilities of discontinued operations:
	Accounts payable	$ 115	$2,842	$ 6,707
	Advances from customers	3,136	2,348	2,813
	Other long-term liabilities – compensation and other	-	1,053	1,077
	Other liabilities	-	249	404
	Total liabilities of discontinued operations	$3,251	$6,492	$11,001

3.	EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding.  The diluted earnings per share calculation assumes that all of the Convertible Subordinated Debentures outstanding during the periods presented were converted into Common Stock at the beginning of the reporting period  thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense.  The weighted average number of shares outstanding are further increased by common stock equivalents for employee stock options and restricted shares outstanding.

For the three and six months ended September 30, 2004 and 2003, the computation of diluted earnings per share did not assume the conversion of the Convertible Debentures at the beginning of the period because the inclusion would have been antidilutive.

For the three and six months ended September 30, 2004 and 2003, certain potentially dilutive options outstanding were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive.  These shares totaled 2,590 at a weighted average exercise price of $11.57 per share and 2,580 at a weighted average exercise price of $11.59 per share for the three and six months ended September 30, 2004, respectively, and 1,994 shares at a weighted average exercise price of $14.03 per share and 2,414 at a weighted average exercise price of $12.80 per share the three and six months ended September 30, 2003, respectively.

The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Shares
Weighted average shares outstanding	44,873	44,602	44,860	44,570
Restricted shares issued and shares applicable to stock options, net of shares assumed to be purchased from proceeds at average market price	476	668	532	622
Effect of conversion of 6.25% Debentures at beginning of period	-	-	-	-
Average diluted shares outstanding	45,349	45,270	45,392	45,192

4.	COMPREHENSIVE INCOME The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$5,587	$5,469	$18,961	$19,525
Equity currency conversion adjustment	965	751	119	5,081
Derivative financial instruments, net of tax of $(8) and $168 for the three months and $(230) and $1,033 for the six months	(15)	319	(444)	2,080
Minimum pension liability, net of tax of $(1,111) for the six months	-	-	-	(1,745)
Total comprehensive income	$6,537	$6,539	$18,636	$24,941

-8-

DIMON Incorporated and Subsidiaries

5.	STOCK-BASED COMPENSATION

The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income, as reported, includes compensation expense related to restricted stock.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income, as reported	$5,587	$5,469	$18,961	$19,525
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	(51)	(103)	(242)	170
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(195)	(205)	(300)	(714)
Pro forma net income	$5,341	$5,161	$18,419	(18,981)

Earnings per share:
Basic – as reported	$.12	$.12	$.42	$.44
Basic – pro forma	.12	.12	.41	.43
Diluted – as reported	$.12	$.12	$.42	$.43
Diluted – pro forma	.12	.11	.41	.42

6.	RESTRUCTURING

The Company conducted a strategic review during the quarter ended March 31, 2004 to evaluate its production capacity and organization relative to the major transition occurring in global sourcing of tobacco and over-capacity within certain markets of the industry.  As a result, the Company’s Board of Directors approved a Plan designed to improve long-term profitability. Major initiatives approved in the Plan included the closing of one of its two U.S. processing facilities and disposal of its non-strategic processing facility in Italy.  The review resulted in restructuring and asset impairment charges of $29,480 at March 31, 2004 of which $27,898 related to asset impairments and other costs and $1,582 related to severance costs associated with the review for employees notified as of March 31, 2004.  See Note 2 for further information.

          During the three and six months ended September 30, 2004, additional restructuring charges were recorded of $766 and $1,441, respectively.  These charges primarily relate to additional severance costs associated with the closing of one of the Company’s two U.S. processing facilities.  Further severance charges associated with this Plan will be incurred during fiscal 2005.  Substantially all severance costs will be paid in fiscal 2005.

The following table summarizes the Company’s severance reserves and expense:

	Employee Separation Costs	FY 2005 Restructuring Charges
Balance, March 31, 2004	$1,582

Quarter Ended June 30, 2004:
Additional charges	675	$ 675
Payments	(1,341)
Balance June 30, 2004	916

Quarter Ended September 30, 2004:
Additional charges	580	580
Payments	(457)
Balance September 30, 2004	$1,039

Other Non-Cash Charges, Net		186

Total September 30, 2004		$1,441

DIMON Incorporated and Subsidiaries

7.	CONTINGENCIES

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

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of September 30, 2004, total tax, penalties and interest relating to still unresolved issues is approximately $1,400.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, is equivalent to approximately $5,100 for federal corporate income tax and $2,900 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  As of September 30, 2004, there has been no conclusion of this issue at the administrative level and discussions are sti ll ongoing.  It is possible, however, these issues will not be resolved at the administrative level and will be taken to tax court.  The Company believes it has a strong case.

          In September 2002 and in January 2004, the Company’s Tanzanian operation received assessments for income taxes equivalent to approximately $1,000 and $5,300, respectively.  The Company has filed protests and appeals and is currently awaiting replies.

          In September 2004, the Company’s Zimbabwe operations received a proposed assessment for withholding tax on export commissions of approximately $980.  The Company expressed its objections to this proposed assessment and is challenging its merits.  Discussions are ongoing and no formal assessment has been issued.

          The Company believes it has properly reported its income and paid its taxes in Brazil, Germany, Tanzania and Zimbabwe in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

          In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  The Company believes that the DGCOMP may be conducting similar investigations in other countries.  Its subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on its understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, the Company believes there have been infringements of EU law.  In December 2003 and February 2004, the EC issued Statements of Objections (“the Statements” ;) relating to buying practices in Spain and Italy, respectively.  The Statements allege that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EU competition laws.  Both Agroexpansion and DIMON Italia filed a response to the Statements of Objections relating to Spain and Italy, respectively.  The EU conducted oral hearings on the Spanish matter and the Italian matter during March and June, 2004, respectively.  The Company believes that the cooperation of its subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of any penalties that otherwise could be imposed.   Although it is impossible to assess the amount of any penalty that may be assessed in Italy, it could be material to the Company’s earnings.  On October 20, 2004, the DGCOMP notified the Company that it and Agroexpansion have been assessed a fine in the amount of euro 2,592 (US$3,250) which has been accrued in selling, general and administrative expenses at September 30, 2004. Several tobacco processors, growers, and agricultural associations that were the subject of the investigation in Spain were assessed fines in various amounts totaling euro 20,000 (US$25,100). The fines were reduced as a result of the tobacco processors’, including Agroexpansion's, cooperation in the DGCOMP investigation. Once the full decision has been issued and reviewed, DIMON will assess any rights it may have to appeal the fine.

          In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in two countries in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there have been payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  The Company voluntarily reported the payments to the appropriate U.S. authorities.  The Company has closed the accounts in question and is implementing personnel changes and other measures designed to prevent similar situ ations in the future, including the addition of new finance and internal audit staff in Europe and enhancement of existing training programs.

DIMON Incorporated and Subsidiaries

7.	CONTINGENCIES (Continued)

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

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At September 30, 2004, the Company is guarantor of an amount not to exceed $201,030 with $192,991 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote, and the accrual recorded for exposure under them was not material at September 30, 2004.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially take many years.   In the interim, as of September 30, 2004, the Company has utilized $10,300 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized because the Company is unable to predict whether the Brazilian Government will require payment of amounts offset.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $37,634 as of September 30, 2004.

8.	ISSUANCE OF SENIOR NOTES AND BANK CREDIT FACILITY

On May 30, 2003, the Company completed a private issuance of $125,000 principal amount of 7 ¾% Senior Notes (the “7 ¾% Notes”) due 2013 pursuant to Rule 144A under the Securities Act of 1933, and issued a redemption notice for all $125,000 of the outstanding 8 7/8% Senior Notes due 2006.  The financial covenants of the 7 ¾% Notes due 2013, are substantially similar to those for the other existing Senior Notes, including restrictions on certain payments.  Concurrent with the completion of the 7 ¾% Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $125,000 notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at September 30, 2004 was 5.89%.  The 8 7/8% Senior Notes due 2006, were fully redeemed at June 30, 2003 at a price equal to the principal amount thereof plus 1.5%.

          On October 27, 2003, the Company completed a new three-year $150,000 syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require the Company to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.   The Company continuously monitors its compliance with these covenants.  On November 2, 2004, the Company obtained an amendment to the credit facility to eliminate the effect of any fines assessed, up to a maximum of $10,000, on it in connection with the DGCOMP administrative investigation (disclosed in Note 7) when calculating its compliance with certain financial covenants.  The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by the Company.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 4.50% at September 30, 2004.  The Company pays a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165,000 facility.

DIMON Incorporated and Subsidiaries

9.	WAIVER AND AMENDMENT RELATING TO SENIOR NOTES

On November 1, 2004, the Company obtained consents from the holders of its $200,000 9 5/8% Senior Notes due 2011 and its $125,000 7 3/4% Senior Notes due 2013 (collectively, the “Notes”) to a waiver of certain defaults under the related indentures.  At the same time, the Company amended the indentures pursuant to which the Notes were issued to (1) confirm the Company’s ability to pay dividends to holders of its common stock not to exceed $3,525 (which is approximately the current rate) in any fiscal quarter ending on or prior to June 30, 2005 and (2) make additional investments in non-wholly-owned subsidiaries prior to December 31, 2005 in an aggregate amount not to exceed $2,000.  In exchange for the consents and the amendment, the Company paid holders of Notes that consented prior to the expiration of the consent solicitation a fee of $3 5.00 per $1,000 in principal amount of such holders’ Notes (or approximately $11,214 in the aggregate).  This amount will be capitalized and amortized into interest expense over the remaining lives of the Notes.

          The defaults that are the subject of the waiver related to the Company’s determination of amounts available to  make certain “Restricted Payments” under the indentures.  The payments in question were four dividend payments on the Company’s common stock made since December 2003 (totaling approximately $13,500) and investments in a majority-owned subsidiary during the same period (totaling approximately $8,700).  The Company had interpreted the indentures to permit it to pay common stock dividends and make investments in this subsidiary provided that there was sufficient availability in the Restricted Payments “basket” described in the indentures and that it was able to incur additional indebtedness under various permitted indebtedness “baskets” describ ed in the indentures.  The Company subsequently determined that the indentures prohibit these Restricted Payments if a more stringent consolidated interest coverage test is not satisfied.  Dividends in excess of $3,525 in any fiscal quarter or after June 30, 2005 and investments in non-wholly-owned  subsidiaries in excess of $2,000 or after December 31, 2005 will remain conditioned on the Company’s ability to meet the consolidated interest coverage ratio test in its indentures.  The Company also obtained waivers of cross defaults under its $150,000 credit facility and eight of its subsidiaries’ operating lines of credit.  Those defaults occurred solely as a result of the defaults under the indentures.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Fixed to Floating Rate Interest Swaps

Concurrent with the issuance of $200,000 principal amount of 9 5/8% Senior Notes due 2011, on October 30, 2001, and $125,000 principal amount of 7 ¾% Senior Notes due 2013, on May 30, 2003, the Company entered into derivative financial instruments to swap the entire notional amounts of the Senior Notes to floating interest rates equal to LIBOR plus 4.25% and 3.69%, respectively, set six months in arrears.  The effective interest rates at September 30, 2004 were 5.485% and 5.89% for the $200,000 and $125,000 issuances, respectively.

          The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  As of September 30, 2004 and 2003 and March 31, 2004, the fair value of the debt increased the Senior Notes liability by $2,730, $8,426 and $10,798, respectively, with a corresponding change in the fair value of the derivative financial instruments reflected in Other Long-Term Liabilities – Compensation and Other.

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  At September 30, 2004, the Company held instruments of this type with an aggregate notional value of $245,000 bearing interest at rates between 4.985% and 6.22%, and with maturity dates ranging from August 23, 2005 to September 22, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported ear nings.  In part to mitigate this volatility, the Company entered into a “mirror” swap effective April 1, 2004 with a notional amount of $100,000 and a June 1, 2006 maturity exactly matching that of a swap with a $125,000 notional value included in the aforementioned portfolio.  This is a fixed-to-floating rate swap, which is expected to have periodic fair value adjustments that exactly offset those for the swap that it mirrors.  Under the terms of the mirror swap, the Company receives interest at 2.285% and pays interest at six month LIBOR.  For the three months ended September 30, 2004 and 2003, the Company recognized non-cash income before income taxes of $464 and $3,876, respectively, from the change in fair value of these derivative financial instruments.  For the six months ended September 30, 2004, and 2003, the Company recognized non-cash income before income taxes of $6,595 and $1,838, respectively, from the change in fair value of these derivative financial instrum ents.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities – Compensation and Other.  At September 30, 2004, there was an aggregate credit of $14,767 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

-12-

DIMON Incorporated and Subsidiaries

10.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

          During the three months ended September 30, 2004 and 2003, accumulated other comprehensive income decreased by $15, net of deferred taxes of $8 and increased by $319, net of deferred taxes of $168, respectively, due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.  For the six months ended September 30, 2004 and 2003, accumulated other comprehensive income decreased by $444, net of deferred tax of $230 and increased by $367, net of deferred tax of $190, respectively, due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.  The remaining $1,713, net of tax of $843, for the six months ended September 30, 2003 was due to the issuance of new cash flow hedges during the quarter.

11.	PENSION AND POSTRETIREMENT BENEFITS

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

Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Greece and Turkey.

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Service cost	$ 758	$ 779	$1,517	$1,381
Interest expense	1,063	1,075	2,127	2,132
Expected return on plan assets	(679)	(630)	(1,358)	(1,390)
Amortization of prior service cost	81	83	162	156
Amortization of transition amount	-	-	-	(63)
Effect of settlement cost	-	-	-	11
Actuarial loss	193	253	386	315
Net periodic pension cost	$1,416	$1,560	$2,834	$2,542

DIMON Incorporated and Subsidiaries

11.	PENSION AND POSTRETIREMENT BENEFITS (Continued)

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of September 30, 2004, contributions of $585 were made to its pension plans for fiscal 2005.  No additional contributions to its pension plans are expected during the rest of fiscal 2005.  However, this is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements.  Plan assets consist of paid-up life insurance policies on certain retirees.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2004	2003	2004	2003
Service cost	$119	$112	$238	$197
Interest expense	337	335	674	674
Expected return on plan assets	(1)	(2)	(2)	(3)
Amortization of prior service cost	(77)	(77)	(154)	(154)
Actuarial loss	103	104	206	153
Net periodic pension cost	$481	$472	$962	$867

12.	INCOME TAXES

The tax rate used for interim periods is the estimated annual effective consolidated tax rate.  This rate is based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.

          In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President of the United States. The Act includes numerous U.S. tax code changes including the phase-out of extra-territorial income tax provisions, the establishment of a deduction for qualified domestic production activities and a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned in controlled foreign corporations.  The Company is currently studying the impact of the Act, including the favorable foreign dividend provisions.

          As of September 30, 2004 and based on the tax laws in effect at that time, it was management’s intention to continue its plan to remit undistributed earnings, for which $1,400 of deferred income tax liability has been provided, and  to indefinitely reinvest the Company’s remaining undistributed foreign earnings, and, accordingly, no deferred tax liability has been recorded in connection therewith.

13.	EXTRAORDINARY ITEM

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

DIMON Incorporated and Subsidiaries

14.	SUBSEQUENT EVENT

On November 7, 2004, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Standard Commercial Corporation, a North Carolina corporation (“Standard Commercial”) providing for the merger of Standard Commercial with and into DIMON.  Under the terms of the Merger Agreement, Standard Commercial common shareholders will be entitled to receive 3.0 shares of DIMON common stock in exchange for each share of Standard Commercial common stock.  The transaction is intended to be treated as a “reorganization” for U.S. federal income tax purposes.  The Merger Agreement provides that, if the merger is consummated, Brian J. Harker, Chairman and CEO of DIMON, will serve as Chairman and CEO of the merged company, and Robert E. (Pete) Harrison, Chairman, President and CEO of Standard Commercial, will serve as President and Chief Operating Officer of the merged company.  It is anticipated that Mr. Harrison will succeed Mr. Harker as CEO after two years.  Each of Mr. Harker and Mr. Harrison have entered into employments agreements with DIMON that will take effect upon closing of the merger.  The closing of the merger is subject to financing considerations and certain closing conditions, including approval by the shareholders of each of DIMON and Standard Commercial, approval of U.S. and foreign antitrust authorities, effectiveness of a proxy statement/prospectus relating to shareholder approval and other customary conditions.

DIMON Incorporated and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Consolidated Balance Sheet and Statement of Cash Flows.

	As of
	September 30		March 31
(in millions except for current ratio)	2004	2003	2004
Cash and cash equivalents	$ 129.7	$ 96.8	$ 18.8
Net trade receivables	152.6	129.0	192.7
Inventories and advances on purchases of tobacco	692.7	590.9	556.6
Total current assets	1,049.6	897.5	865.6
Notes payable to banks	331.3	234.2	243.7
Accounts payable	41.9	45.1	65.9
Total current liabilities	605.7	430.4	445.9
Current ratio	1.7 to 1	2.1 to 1	1.9 to 1
Revolving credit notes and other long-term debt	25.3	16.0	11.9
Convertible subordinated debentures	73.3	73.3	73.3
Senior Notes	327.7	333.4	335.8
Stockholders’ equity	426.8	459.2	414.9

Selected cash flow information:	Six Months Ended September 30,
	2004	2003
Purchase of property and equipment	$7.3	$20.5
Proceeds from sale of property and equipment	6.7	0.3
Depreciation and amortization	17.2	18.7

The purchasing and processing activities of our business are seasonal.  Our need for capital fluctuates and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year-end.  We historically have needed capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also pre-finance tobacco crops in numerous foreign countries, including Argentina, Brazil, Greece, Guatemala, Malawi, Mexico, Mozambique, Tanzania, Turkey, Zambia and Zimbabwe.

         Our working capital increased from $419.7 million at March 31, 2004 to $443.9 million at September 30, 2004.  Our current ratio was 1.7 to 1 at September 30, 2004 compared to 1.9 to 1 at March 31, 2004.  Our current ratio decrease results from a current asset increase of $184.0 million and a current liability increase of $159.8 million.  Increases in current assets relate to a $136.1 million increase in inventories and advances on purchases of tobacco and a $110.9 million increase in cash partially offset by decreases of $40.1 million in trade receivables and $24.9 million in assets of discontinued operations.  Increases in inventory relate primarily to new crop purchases in the United States, Africa and Asia.  Current liabilities increased due to a $104.5 million increase in advances from customers and an $87.6 million increase in no tes payable to banks partially offset by a $24.0 million decrease in accounts payable and a $7.8 million decrease in liabilities of discontinued operations.  Increases in advances from customers are related to crops in the U.S. and Africa.  Increases in notes payable relate primarily to financing crops in process in the United States, Africa and Asia.  Decreases in accounts payable relate to the completion of the purchasing cycle in Europe and Brazil.

         Net cash provided by operating activities was $37.5 million in 2004 compared to $34.2 million in 2003.  This change is primarily due to $48.7 million more cash provided by customer advances, $18.6 million less cash used for accounts payable and $10.2 million more cash provided by operating activities of discontinued operations partially offset by $9.8 million more cash used for prepaid expenses, $26.7 million less cash provided by collections of accounts receivable and $39.5 million more cash used for inventories and advances on purchases of tobacco.  The cash use related to prepaid expenses is due to higher levels of prepaid taxes on local sales in Brazil.  The lower provision of cash by accounts receivable is also related to decreased sales in 2004.  The usage of cash for inventories and advances relates to delayed shipments of Turkish t obacco and seasonal inventory balances in Malawi.  Customer advance increases relate primarily to changes in funds received for crops in the United States and Africa.

          Net cash used by investing activities was $7.5 million in 2004 compared to $25.5 million in 2003.  The decrease in cash used for investing activities is primarily due to $13.2 million lower purchases of property and equipment, $6.4 million more cash provided from sales of property and equipment and $5.0 million used in 2003 to purchase a 25% interest in a non-tobacco company in North Carolina partially offset by $7.4 million long term tobacco supply related advances.

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          Net cash provided by financing activities increased from $67.8 million in 2003 to $80.5 million in 2004.  This increase is primarily due to $4.2 million more cash provided by net long-term borrowings and $6.7 million more cash provided by short term borrowings.  The change was also favorably impacted by the non-recurrence of $2.2 million of debt issuance costs related to restructuring of our long-term debt in 2003.

          At September 30, 2004 we had seasonally adjusted lines of credit of $566.7 million of which $331.3 million was outstanding with a weighted average interest rate of 3.50%.  Unused short-term lines of credit amounted to $196.3 million.  At September 30, 2004 we had $23.1 million letters of credit outstanding and an additional $16.0 million of letters of credit lines available.  Total maximum borrowings, excluding the long term credit agreements, during the quarter were $520.3 million.

Cash dividends paid to stockholders during the quarter were $0.075 per common share.

          On October 30, 2001, we issued $200 million principal amount of 9 5/8% Senior Notes due 2011.  The proceeds of this Note issuance were used to repay certain existing indebtedness, including all amounts drawn under our $250 million syndicated credit facility then existing.  Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.25%, set six months in arrears.  The effective rate at September 30, 2004 was 5.485%.

          On May 30, 2003, we issued $125 million principal amount of 7 3/4% Senior Notes due 2013.  The proceeds of this Note issuance were used to redeem in full $125 million of our outstanding 8 7/8% Senior Notes due 2006.   Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at September 30, 2004 was 5.89%.  The existing 8 7/8% Senior Notes due 2006 were fully redeemed at June 30, 2003.

          On October 27, 2003, we completed a new three-year $150 million syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.  We continuously monitor our compliance with these covenants. On November 2, 2004, we obtained an amendment to the credit facility to eliminate the effect of any fines assessed, up to a maximum of $10 million, on us in connection with the DGCOMP administrative investigation (disclosed in Note 7) when calculating our compliance with certain financial covenants.  The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan requested by us.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 4.50% at September 30, 2004.  We pay a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165 million facility.

          On November 1, 2004, we obtained consents from the holders of our $200 million 9 5/8% Senior Notes due 2011 and our $125 million 7 3/4% Senior Notes due 2013 (collectively, the “Notes”) to a waiver of certain defaults under the related indentures.  At the same time, we amended the indentures pursuant to which the Notes were issued to (1) confirm our ability to pay dividends to holders of our common stock not to exceed $3.5 million (which is approximately the current rate) in any fiscal quarter ending on or prior to June 30, 2005 and (2) make additional investments in non-wholly-owned subsidiaries prior to December 31, 2005 in an aggregate amount not to exceed $2 million.  In exchange for the consents and the amendment, we paid holders of Notes that consented prior to the expiration of the consent solicitation a fee of $35.00 per $1,0 00 in principal amount of such holders’ Notes (or approximately $11.2 million in the aggregate).  This amount will be capitalized and amortized into interest expense over the remaining lives of the Notes.

          The defaults that are the subject of the waiver related to our determination of amounts available to  make certain “Restricted Payments” under the indentures.  The payments in question were four dividend payments on our common stock made since December 2003 (totaling approximately $13.5 million) and investments in a majority-owned subsidiary during the same period (totaling approximately $8.7 million).  We had interpreted the indentures to permit us to pay common stock dividends and make investments in this subsidiary provided that there was sufficient availability in the Restricted Payments “basket” described in the indentures and that we were able to incur additional indebtedness under various permitted indebtedness “baskets” described in the indentures.  We subsequently determined that the indentures prohibit these Restricted Payments if a more stringent consolidated interest coverage test is not satisfied.  Dividends in excess of $3.5 million in any fiscal quarter or after June 30, 2005 and investments in non-wholly-owned subsidiaries in excess of $2 million or after December 31, 2005 will remain conditioned on our ability to meet the consolidated interest coverage ratio test in our indentures.  We also obtained waivers of cross defaults under our $150 million credit facility and eight of our subsidiaries’ operating lines of credit.  Those defaults occurred solely as a result of the defaults under the indentures.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At September 30, 2004, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2005.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Statement of Consolidated Income

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in millions)	2004	Increase/ (Decrease)	2003	2004	Increase/ (Decrease)	2003
Sales and other operating revenues	$341.1	$126.7	$214.4	$625.8	$63.2	$562.6
Gross profit	56.1	14.4	41.7	109.1	(1.1)	110.2
Selling, administrative and general expenses	31.4	4.5	26.9	60.3	(3.9)	64.2
Other income	(2.7)	(2.7)	-	(4.6)	(4.6)	-
Restructuring and asset impairment charges	0.8	0.8	-	1.4	1.4	-
Interest expense	12.8	2.1	10.7	24.9	1.6	23.3
Interest income	1.0	0.1	0.9	1.9	0.5	1.4
Derivative financial instruments (income)/expense	(0.5)	3.4	(3.9)	(6.6)	(4.8)	(1.8)
Income taxes	5.3	2.2	3.1	11.7	3.7	8.0
Equity in net income of investee companies	0.1	0.4	(0.3)	0.1	(0.2)	0.3
Minority interests (income)	(0.1)	0.1	(0.2)	(0.4)	-	(0.4)
Discontinued operations	(4.7)	(4.5)	(0.2)	(5.4)	(4.5)	(0.9)
Extraordinary item – Iraqi receivable recovery, net of $1.0 income tax	-	-	-	-	(1.8)	1.8
Net Income	$ 5.6*	$ 0.1*	$ 5.5	$19.0	$(0.5)	$19.5

*Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in millions, except per kilo amounts)	2004	Increase/ (Decrease)	2003	2004	Increase/ (Decrease)	2003
Tobacco sales and other operating revenues:
Sales and other operating revenues	$337.4	$127.5	$209.9	$621.1	$65.1	$556.0
Kilos	113.3	28.9	84.4	208.1	4.5	203.6
Average price per kilo	$ 2.98	$ 0.49	$ 2.49	$ 2.98	$0.25	$ 2.73

Processing and other revenues	$ 3.7	$ (0.8)	$ 4.5	$ 4.7	$ (1.9)	$ 6.6
Total sales and other operating revenues	$341.1	$126.7	$214.4	$625.8	$63.2	$562.6

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Sales and other operating revenues increased 59.1% from $214.4 million in 2003 to $341.1 million in 2004.  The $126.7 million increase is the result of a 34.2% or 28.9 million kilo increase in quantities and a 19.7% or $0.49 per kilo increase in average price per kilo.  Sales increases of $110.7 million of non-U.S. tobacco and $16.8 million of U.S. tobacco were partially offset by a decrease of $0.8 million in processing and service revenues.  Sales volume of non-U.S. tobacco increased 26.0 million kilos or $62.3 million.  Brazilian and Argentine sales volumes increased substantially due to increased shipments resulting from the prior quarter container shortage being resolved as well as increased demand for these origins.  Demand for Asian tobacco has improved with continued increases in sales from China.  African volumes have increased primarily due to earlier ship ments and a larger crop size of Tanzanian tobacco.  European sales volumes continued to be negatively impacted by customer delays in the delivery of oriental tobacco from Turkey and from residual sales of 2003 crop Greek tobacco that was affected by weather related crop quality issues.  Prices of non-U.S. tobacco increased $0.45 per kilo resulting in a sales increase of $48.4 million.  The increase in average price is driven primarily by product mix as a result of increased sales of higher priced tobacco from Brazil, Tanzania and Asia.  The increase of $16.8 million in U.S. tobacco relates to increased volumes of 2.9 million kilos resulting in a $16.1 million increase and a $0.14 increase in prices resulting in an increase of $0.7 million.

Processing and other service revenues decreased $0.8 million primarily due to lower quantities of customer-owned tobaccos processed in Germany.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003 (Continued)

Gross profit as a percentage of sales decreased to 16.4% in 2004 compared to 19.4 % in 2003.  Gross profit increased $14.4 million to $56.1 million in 2004 compared to $41.7 million in 2003.  Volumes increased in Brazil due to shipments and crop size which contributed substantially to the increase in gross profit for the quarter.  However, Brazilian gross profits were impacted by unfavorable exchange variances compared to the prior year.  The gross margin percentage was further diluted by increased sales of lower margin Asian tobaccos in the quarter.  European gross profit was negatively impacted by customer delayed shipments of Turkish tobacco and lower quality 2003 crop Greek tobacco that resulted from unfavorable growing conditions.

Selling, administrative and general expenses increased $4.5 million or 16.7% from $26.9 million in 2003 to $31.4 million in 2004.  The increase is primarily due to a $3.3 million assessment related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Spain by the Directorate General for Competition.  The remainder of the increase is primarily attributable to legal and professional fees of which a major component is related to preparation for compliance with Sarbanes-Oxley Section 404.

Other Income of $2.7 million in 2004 includes gains on sales of fixed assets.

Restructuring and asset impairment charges were $0.8 million in 2004 and relate primarily to employee severance charges of our North American operations.

Interest expense increased $2.1 million from $10.7 million in 2003 to $12.8 million in 2004.  The change is attributable to a $1.6 million increase due to higher average rates and $0.5 million due to higher average borrowings.

Interest income of $1.0 million in 2004 remained relatively constant as compared to $0.9 million in 2003.

Derivative financial instruments resulted in a benefit of $0.5 million in 2004 compared to a benefit of $3.9 million in 2003.  These benefits relate to the changes in fair value of non-qualifying interest rate swap agreements.

Effective tax rates of 34.3% in 2004 and 34.7% in 2003 relate primarily to the distribution of taxable income among various taxing jurisdictions.

Loss from discontinued operations of $4.7 million in 2004 and $0.2 million in 2003 are attributable to the decision to discontinue operations in Italy. See Note 2 for further information.

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003

Sales and other operating revenues increased 11.2% from $562.6 million in 2003 to $625.8 million in 2004.  The $63.2 million increase is primarily the result of 4.5 million kilo or 2.2% increase in quantities sold and a $0.25 or 9.2% increase in average sales prices.  Sales of non-U.S. tobacco increased $47.2 million and sales of U.S. tobacco increased $17.9 million.  These increases were slightly offset by a $1.9 million decrease in processing and service revenues.  Non-U.S quantities increased  2.2 million kilos resulting in a $5.9 million increase in sales.  The increased quantities were primarily due to sales from Asia and South America partially offset by lower sales from Europe and Africa.  Brazilian tobacco sales have benefited from both a larger crop size as well as stronger demand due primarily to the lower available supply from Zimbabwe.   Tanzanian s ales quantities have also increased due to a larger crop size and earlier customer shipments.   Chinese tobacco continues to attract interest and demand.  Lower quantities in Europe are the result of delayed customer deliveries of Turkish tobacco and lower residual sales of 2003 crop Greek tobaccos as a result of weather related crop quality issues.  Average prices of non-U.S. tobacco increased $0.21 per kilo resulting in increases of $41.3 million.  The increase in average sale prices is primarily due to higher average sales prices on Asian and Brazilian tobaccos.  Sales of U.S tobacco increased $17.9 million primarily due to an $11.4 million increase from greater quantities of tobacco sold as well as a $6.5 million increase from higher sales prices due to product mix.

Processing and other service revenues decreased $1.9 million primarily due to lower quantities of customer-owned kilos processed in the United States, Germany and Turkey.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Six Months Ended September 30, 2004 Compared to Six Months Ended September 30, 2003 (Continued)

Gross profit as a percentage of sales decreased to 17.4% in 2004 compared to 19.6% in 2003.  Gross profit decreased $1.1 million to $109.1 million in 2004 from $110.2 million in 2003.  Decreases in gross profit were primarily due to decreased sales of Turkish tobacco and lower of cost or market adjustments of $3.0 million primarily related to the poor sumatra wrapper crop in northern Brazil.  These decreases in gross profit were somewhat offset by improved gross profit on sales from the United States, Tanzania and China.  In addition to the decreased gross profit, gross profit as a percentage of sales was also negatively impacted by higher current year crop costs in Brazil as a result of the relatively weak dollar compared to the Brazilian real.

Selling, administrative and general expenses decreased $3.9 million or 6.1% from $64.2 million in 2003 to $60.3 million in 2004.  The decrease is primarily due to the recognition of $6.0 million in settlement of the DeLoach class action lawsuit in 2003 partially offset by $3.3 million due to assessments related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Spain by the Directorate General for Competition.  The remainder of the decrease relates to lower retirement plan charges partially offset by increased legal and professional fees of which a major component is related to preparation for compliance with Sarbanes-Oxley Section 404.

Other Income of $4.6 million in 2004 includes gains on sales of fixed assets and insurance recoveries on fixed assets.

Restructuring and asset impairment charges were $1.4 million in 2004 and relate primarily to employee severance charges of our North American operations.

Interest expense increased $1.6 million from $23.3 million in 2003 to $24.9 million in 2004.  The change is attributable to a $5.5 million increase due to higher average rates partially offset by $3.9 million due to lower average borrowings.

Derivative financial instruments resulted in a benefit of $6.6 million in 2004 compared to a benefit of $1.8 million in 2003.  These benefits relate to the changes in fair value of non-qualifying interest rate swap agreements.

Effective tax rates of 33.0% in 2004 and 30.9% in 2003 relate primarily to the distribution of taxable income among various taxing jurisdictions.

Loss from discontinued operations of $5.4 million in 2004 and $0.9 million in 2003 are attributable to the decision to discontinue operations in Italy. See Note 2 for further information.

Extraordinary item – On May 1, 2003, we received $2.7 million from the United Nations Compensation Commission in connection with a claim filed by a predecessor company, Monk-Austin, Incorporated.  The claim arose from an uncollected trade receivable from the Iraqi Tobacco Monopoly, which related to transactions that occurred prior to Iraq’s invasion of Kuwait in August 1990.  The extraordinary gain of $1.8 million is recorded net tax of $0.9 million.

OUTLOOK AND OTHER INFORMATION:

We believe that the global supply and demand for leaf tobacco continues to be substantially balanced.  However, there are indications that production forecasts, if achieved, could exceed global customer demand.  In addition, notable significant tobacco production volume reductions continue in the United States.  These reductions, as well as anticipated future reductions in Western Europe, have created a shift in the sourcing of customer requirements primarily to Argentina, Brazil, Asia and certain African countries other than Zimbabwe.  This has and will continue to impact the ongoing requirements of our organizational structure and asset base.

On October 22, 2004, President George W. Bush signed into law “The American Jobs Creation Act of 2004.” This complex law includes a U.S. tobacco buyout. It repeals the federal tobacco price support and quota programs beginning with the 2005 crops, provides compensation payments to tobacco quota owners and growers, provides an assessment mechanism for tobacco manufacturers and importers of consumer tobacco products to fund the buyout, and provides for the disposal of existing stabilization and pool stocks. The buyout legislation contains no safety net or production control provisions. Tobacco production can be grown anywhere in the United States, with no limits on volume or protection on price.

DIMON Incorporated and Subsidiaries

OUTLOOK AND OTHER INFORMATION: (Continued)

The effects of this new legislation on DIMON are being evaluated. Changes from past practices in the United States will occur from buying to marketing with lower price expectations anticipated throughout all segments. Risk of excess inventory through the non-governmental supply chain would depend on the supply and demand for U.S. leaf tobacco. It is too early to estimate the impact of these changes.

We will continue to focus on regions of the world that are growing in market importance in an effort to improve financial results.  Although we are optimistic about the longer-term effects of our restructuring plans, it is too early to quantify the benefits that facility consolidation and strategic sourcing will have on our cost structure.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K/A for the fiscal year ended March 31, 2004 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains (losses) in our statements of income of $1.1 million and $(.8) million for the three months ended September 30, 2004 and 2003, respectively and $2.1 million and $(2.3) million for the six months ended September 30, 2004 and 2003, respectively.

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

DIMON Incorporated and Subsidiaries

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, giving effect to the changes discussed below, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

Subsequent to the period covered by this report, in October 2004, the Company determined that defaults had occurred under the “Limitation on Restricted Payments” covenant in the indentures (the “Senior Notes Indentures”) relating to both its $200 million 9 5/8% Senior Notes due 2011 and its $125 million 7 3/4 % Senior Notes due 2013 (collectively, the “Notes”), and that, by definition, the defaults under the Senior Notes Indentures created automatic defaults under the Company’s $150 million syndicated credit facility and certain operating lines of credit, neither of which could be automatically remedied by a waiver of the defaults under the Senior Notes Indentures.

          The defaults related to the determination of amounts available to make certain “Restricted Payments” under the indentures.  The payments in question were four dividend payments on the Company’s common stock made since December 2003 (totaling approximately $13.5 million) and investments in a majority-owned subsidiary during the same period (totaling approximately $8.7 million).  The Company had interpreted the indentures to permit the payment of common stock dividends and the investment in this subsidiary provided that there was sufficient availability in the Restricted Payments “basket” described in the indentures and that the Company was able to incur additional indebtedness under various permitted indebtedness “baskets” described in the indentures.  The Company subsequently determined that the indentures prohibit these Restricted Payments if a more stringent consolidated interest coverage test is not satisfied.

          The Company solicited and on November 1, 2004, obtained consents from the holders of the Notes to a waiver of certain defaults under the related indentures.  At the same time, the Company amended the indentures pursuant to which the Notes were issued. Additional information concerning the consent solicitation and resulting amendment of the Senior Notes Indentures is disclosed in Note 9.

          In June 2004, the Public Company Accounting Oversight Board, or PCAOB, adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act, which include revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defined a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  Although the Company is not currently subject to Section 404, management has concluded that the failure to identify the default under the Senior Note Indentures constitutes a material weakness in the Company’s internal controls over financial reporting as defined by the PCAOB.  The Company believes it has undertaken appropriate measures to remedy this material weakness, including the implementation of additional reviews and supplemental testing of covenant compliance computations by multiple parties.

DIMON Incorporated and Subsidiaries

Part II. Other Information

Item 1. Legal Proceedings

In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  We believe that the DGCOMP may be conducting similar investigations in other countries.  Our subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) are cooperating with the DGCOMP.  Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, including Agroexpansion and DIMON Italia, respectively, we believe there have been infringements of EU law.  In December 2003 and February 2004, the EC issued Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy, respectively.  The Statements allege that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EU competition laws.  Both Agroexpansion and DIMON Italia have filed a response to the Statements of Objections relating to Spain and Italy, respectively. The EU conducted oral hearings on the Spanish matter and the Italian matter during March and June, 2004, respectively.  We believe that the cooperation of our subsidiaries with the DGCOMP during its investigations could result in a reduction of the amount of any penalties that otherwise could be imposed.  Although it is impossible to assess the amount of any penalty that may be assessed in Italy, it could be material to our financial condition or results of operations.  On October 20, 2004, the DGCOMP notified us that we and Agroexpansion have been assessed a fine in the amount of euro 2.59 million (US$3.3 million) which has been accrued in selling, general and administrative expenses at September 30, 2004. Several tobacco processors, growers, and agricultural associations that were the subject of the investigation in Spain were assessed fines in various amounts totaling euro 20 million (US$25.1 million). The fines were reduced as a result of the tobacco processors', including Agroexpansion's, cooperation in the DGCOMP investigation. Once the full decision has been issued and reviewed, we will assess any rights we may have to appeal the fine.

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

DIMON Incorporated and Subsidiaries

Item 2. Changes in Securities and Use of Proceeds

The information contained in the Form 8-K, filed on November 3, 2004, relating to the amendments to the Senior Notes Indentures, is incorporated herein by reference.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders was held on August 26, 2004.

(b)

The following directors were elected at the meeting:  Hans B. Amell, C. Richard Green, Jr., Albert C. Monk III,

Norman A. Scher, and Martin R. Wade III.  In addition the following directors remained in office after the meeting:

R. Stuart Dickson, Henry F. Frigon, Brian J. Harker, John M. Hines, James E. Johnson, Jr., Thomas F. Keller,

Joseph L. Lanier, Jr., and William R. Slee.

(c) Each nominee received the following votes:

Nominees	Votes For	Votes Withheld
Hans B. Amell	38,675,383	1,177,939
C. Richard Green, Jr.	34,952,780	4,900,542
Albert C. Monk III	38,635,090	1,218,232
Norman A. Scher	38,891,555	961,767
Martin R. Wade III	33,348,882	6,504,440

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits	See Index of Exhibits after Signature Page

(b)	Current Reports on Form 8-K	-	August 3, 2004 – Item 12, DIMON Reports First Quarter Financial Results Company Confirms Fiscal Year Guidance.
-	August 26, 2004 – Item 9.01, DIMON Announces Quarterly Dividend and Item 7.01, Regulation FD Disclosure.
-	October 12, 2004 - Item 8.01, Other Events and Item 9.01, DIMON Announces Senior Note Holder Consent Solicitation and Reaffirms Earnings Guidance.
-	October 20, 2004 – Item 9.01, DIMON Announces Assessment of Fine Relating to DGCOMP Investigation in Spain and Item 7.01, Regulation FD Disclosure.
-	October 28, 2004 – Item 9.01, DIMON Announces Extension and Amendment of Consent Solicitation and Item 7.01, Regulation FD Disclosure.
-	November 1, 2004 – Item 9.01, DIMON Announces Successful Conclusion of Consent Solicitation and Item 7.01, Regulation FD Disclosure.
-	November 3, 2004 – Item 9.01, Financial Statements and Exhibits and Item 3.03, Material Modification to Rights of Security Holders.
-	November 8, 2004 – Item 9.01, DIMON Incorporated and Standard Commercial Corporation Announce Merger and Item 1.01, Entry into a Material Definitive Agreement.

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
Date: November 9, 2004	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

DIMON Incorporated and Subsidiaries

INDEX OF EXHIBITS

Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

-26-