Form 10-Q
period 2004-12-31
DIMON INC
filed 2005-02-08
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM_______TO_______.

COMMISSION FILE NUMBER 0-25734; 1-13684

DIMON Incorporated
Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567
512 Bridge Street, Danville, Virginia 24541

Telephone Number (434) 792-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of February 1, 2005, the registrant had 45,368,324 shares outstanding of Common Stock (no par value).

DIMON Incorporated and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Statement of Consolidated Income –
		Three and Nine Months Ended December 31, 2004 and 2003	3

		Consolidated Balance Sheet – December 31, 2004 and 2003
		and March 31, 2004	4 - 5

		Statement of Consolidated Cash Flows –
		Nine Months Ended December 31, 2004 and 2003	6

		Notes to Consolidated Financial Statements	7 - 15

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	16 - 20

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	21

	Item 4.	Controls and Procedures	22

Part II.	Other Information

	Item 1.	Legal Proceedings	23

	Item 2.	Changes in Securities and Use of Proceeds	24

	Item 3.	Defaults Upon Senior Securities	24

	Item 4.	Submission of Matters to a Vote of Security Holders	24

	Item 5.	Other Information	24

	Item 6.	Exhibits	24

Signatures			25

Index of Exhibits			26

Part I. Financial Information Item 1. Financial Statements

DIMON Incorporated and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three and Nine Months Ended December 31, 2004 and 2003
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
(in thousands, except per share amounts)
Sales and other operating revenues	$366,370	$284,552	$992,166	$847,188
Cost of goods and services sold	327,119	254,417	843,824	706,813

Gross profit	39,251	30,135	148,342	140,375
Selling, administrative and general expenses	32,000	29,031	92,312	93,211
Other income	(606)	-	(5,236)	-
Restructuring and asset impairment charges	536	-	1,977	-
Operating income	7,321	1,104	59,289	47,164

Interest expense	13,122	11,131	38,006	34,393
Interest income	508	3,090	2,429	4,449
Derivative financial instruments (recovery)	(3,076)	(3,788)	(9,671)	(5,626)

Income (loss) before income taxes and other items	(2,217)	(3,149)	33,383	22,846
Income tax expense (benefit)	(732)	(932)	11,016	7,099
Equity in net income (loss) of investee companies	(20)	(198)	122	66
Minority interests (income)	82	266	(277)	(168)
Income (loss) from continuing operations	(1,587)	(2,681)	22,766	15,981

Loss from discontinued operations, net of tax	(277)	(338)	(5,669)	(1,252)
Extraordinary item – Iraqi receivable recovery, net of $957 income tax	-	-	-	1,777
Net income (loss)	$ (1,864)	$ (3,019)	$ 17,097	$ 16,506

Basic earnings (loss) per share
Income (loss) from continuing operations	$(.03)	$(.06)	$ .51	$ .36
Loss from discontinued operations	(.01)	(.01)	(.13)	(.03)
Extraordinary item – Iraqi receivable recovery	-	-	-	.04
Net income (loss)	$(.04)	$(.07)	$ .38	$ .37

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(.03)	$(.06)	$ .50	$ .35
Loss from discontinued operations	(.01)	(.01)	(.12)	(.03)
Extraordinary item – Iraqi receivable recovery	-	-	-	.04
Net income (loss)	$(.04)	$(.07)	$ .38	$ .36

Average number of shares outstanding
Basic	44,918	44,768	44,879	44,636
Diluted	44,918	44,768	45,426	45,289

Cash dividends per share	$.075	$.075	$.225	$.225

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	December 31, 2004 (Unaudited)	December 31, 2003 (Unaudited)	March 31, 2004
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 25,075	$ 60,075	$ 18,819
Notes receivable	2,449	3,364	5,658
Trade receivables, net of allowances	178,998	135,744	192,744
Inventories
Tobacco	473,202	443,289	425,365
Other	31,201	17,967	46,029
Advances on purchases of tobacco	80,691	89,435	85,228
Current deferred and recoverable income taxes	18,469	18,664	14,179
Prepaid expenses and other assets	25,802	23,553	27,127
Assets of discontinued operations	21,254	42,697	50,424
Total current assets	857,141	834,788	865,573

Investments and other assets
Equity in net assets of investee companies	951	5,484	829
Other investments	2,517	2,769	2,699
Notes receivable	2,907	2,634	3,004
Other	46,711	23,679	25,257
	53,086	34,566	31,789

Goodwill and intangible assets
Goodwill	151,772	151,772	151,772
Production and supply contracts	9,434	11,756	10,479
Pension asset	1,934	2,002	1,934
	163,140	165,530	164,185

Property, plant and equipment
Land	21,447	19,088	19,228
Buildings	183,306	185,965	188,362
Machinery and equipment	197,154	210,832	201,732
Allowances for depreciation	(176,661)	(167,774)	(171,167)
	225,246	248,111	238,155

Deferred taxes and other deferred charges	73,058	41,106	57,702

	$1,371,671	$1,324,101	$1,357,404

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries CONSOLIDATED BALANCE SHEET

	December 31, 2004 (Unaudited)	December 31, 2003 (Unaudited)	March 31, 2004
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 235,748	$ 201,926	$ 243,655
Accounts payable
Trade	34,714	32,865	42,563
Officers and employees	4,257	4,717	5,028
Other	6,116	7,821	18,266
Advances from customers	110,576	88,152	77,092
Accrued expenses	28,383	26,016	32,878
Income taxes	9,653	9,477	12,412
Long-term debt current	3,373	1,380	2,976
Liabilities of discontinued operations	2,576	6,019	11,001
Total current liabilities	435,396	378,373	445,871

Long-term debt
Revolving Credit Notes and Other	15,208	11,831	11,883
Convertible Subordinated Debentures	73,328	73,328	73,328
Senior Notes (net of fair value adjustment of $(1,391) at Dec. 31, 2004, $(1,582) at Dec. 31, 2003 and $10,798 at March 31, 2004)	323,609	323,418	335,798
	412,145	408,577	421,009

Other long-term liabilities
Income taxes	5,038	4,314	4,911
Compensation and other	92,869	77,355	69,614
	97,907	81,669	74,525

Minority interest in subsidiaries	849	987	1,114
Commitments and contingencies	-	-	-

Stockholders’ equity	Dec. 31, 2004	Dec. 31, 2003	March 31, 2004
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	125,000	125,000	125,000
Issued shares	45,366	45,104	45,162	186,747	185,234	185,527
Unearned compensation – restricted stock				(1,849)	(1,056)	(873)
Retained earnings				243,818	275,599	236,896
Accumulated other comprehensive loss				(3,342)	(5,282)	(6,665)
				425,374	454,495	414,885
				$1,371,671	$1,324,101	$1,357,404

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Nine Months Ended December 31, 2004 and 2003 (Unaudited)

	December 31, 2004	December 31, 2003
(in thousands)
Operating activities
Net income	$ 17,097	$ 16,506
Adjustments to reconcile net income to net cash provided by operating activities
Net loss from discontinued operations	4,237	1,252
Loss on disposition of discontinued operations	1,432	-
Depreciation and amortization	25,917	26,858
Restructuring and asset impairment charges	1,977	-
Deferred items	(17,223)	(9,966)
Loss on foreign currency transactions	2,805	2,773
Gain on sale of fixed assets	(4,803)	(992)
Changes in operating assets and liabilities	8,179	16,761
Net cash provided by operating activities of continuing operations	39,618	53,192
Net cash (used) provided by operating activities of discontinued operations	14,485	(2,679)
Net cash provided by operating activities	54,103	50,513

Investing activities
Purchase of property and equipment	(11,674)	(28,926)
Proceeds from sale of property and equipment	7,930	1,220
Proceeds from sale of discontinued operations	484	-
Payments received on notes receivable and
receivable from investees	3,239	(54)
Purchase of equity in net assets of investee	-	(5,000)
Payments for other investments and other assets	(8,741)	1,263
Net cash used by investing activities	(8,762)	(31,497)

Financing activities
Net change in short-term borrowings	(18,363)	38,440
Proceeds from long-term borrowings	63,711	126,704
Repayment of long-term borrowings	(60,516)	(131,538)
Proceeds from sale of stock	107	508
Debt issuance cost	(11,883)	(3,957)
Cash dividends paid to DIMON Incorporated stockholders	(10,176)	(10,110)
Net cash (used ) provided by financing activities	(37,120)	20,047

Effect of exchange rate changes on cash	(1,965)	1,172

Increase in cash and cash equivalents	6,256	40,235
Cash and cash equivalents at beginning of year	18,819	19,840

Cash and cash equivalents at end of period	$ 25,075	$ 60,075

See notes to consolidated financial statements

DIMON Incorporated and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

The accompanying interim unaudited consolidated financial statements of DIMON Incorporated and Subsidiaries (the “Company” or “DIMON”) include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K/A for the fiscal year ended March 31, 2004 as restated in Form 8-K filed December 10, 2004 to reflect the reclassification of Italian operations as discontinued operations.  The Company’s operations are seasonal.  Therefore, the results of operations for the nine months ended December 31, 2004 are not necessarily indicative of the results to be expected for the year ending March 31, 2005.

          On June 23, 2003, the Board of Directors adopted a change in fiscal year end from June 30 to March 31.  The primary purpose of the change was to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  As a result of this change, the Company had a nine month transition year ending March 31, 2004.  The current fiscal year commenced April 1, 2004.

2.	DISCONTINUED OPERATIONS

The Company conducted a strategic review in the third quarter of fiscal 2004 to evaluate its production capacity and organization relative to the major transition occurring in global sourcing of tobacco.  As a result of the review, the Company’s Board of Directors approved a plan (the “Plan”) designed to improve long-term profitability. One of the major initiatives approved in the Plan was the disposal of the Company’s Italian processing facility.  See Note 6 for further information.

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

          On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.  The Company expects to exit the Italian market completely within twelve months of the date of sale even though a purchase agreement was executed in conjunction with the sale of the Italian processing facility, which requires the Company to purchase its 2004 crop customer requirements from the new owners.

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company and the related interest expense, have been reclassified and presented as discontinued operations in the financial statements and related notes for all periods presented herein. Sales and operating losses for the three and nine months ended December 31, 2004 and 2003 are presented below. In addition to the operating losses, an additional estimated loss on disposal was recorded during the quarter ended September 30, 2004. This information is summarized for the appropriate fiscal periods as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Sales and other revenues	$10,304	$3,608	$37,228	$28,475
Discontinued operations:
Loss from operations of discontinued components	$ (284)	$ (345)	$(4,287)	$(1,344)
Loss on disposal of discontinued components	-	-	(1,432)	-
Discontinued operations, before tax	(284)	(345)	(5,719)	(1,344)
Income tax benefit	7	7	50	92
Discontinued operations, net of tax	$ (277)	$ (338)	$(5,669)	$(1,252)

	December 31,		March 31,
	2004	2003	2004
Assets of discontinued operations:
Trade receivables, net of allowances	$ 7,732	$ 2,975	$ 5,414
Tobacco inventory and advances	13,041	29,800	42,304
Net property, plant and equipment	-	9,105	1,953
Other assets	481	817	753
Total assets of discontinued operations	$21,254	$42,697	$50,424

DIMON Incorporated and Subsidiaries

2.	DISCONTINUED OPERATIONS (Continued)
		December 31,		March 31,
		2004	2003	2004
	Liabilities of discontinued operations:
	Accounts payable	$ 865	$3,157	$ 6,707
	Advances from customers	1,711	1,451	2,814
	Other long-term liabilities – compensation and other	-	1,076	1,077
	Other liabilities	-	335	403
	Total liabilities of discontinued operations	$2,576	$6,019	$11,001

3.	EARNINGS PER SHARE

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

          For the three and nine months ended December 31, 2004 and 2003, the computation of diluted earnings per share did not assume the conversion of the Convertible Debentures at the beginning of the period because the inclusion would have been antidilutive.

          For the three months ended December 31, 2004 and 2003, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.  For the nine months ended December 31, 2004 and 2003, certain potentially dilutive options outstanding were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive.  These shares totaled 2,837 at a weighted average exercise price of $10.99 per share and 2,403 at a weighted average exercise price of $12.78 per share for the nine months ended December 31, 2004 and 2003, respectively.

The following information reconciles the basic weighted average number of shares outstanding to diluted shares outstanding.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Shares
Weighted average shares outstanding	44,918	44,768	44,879	44,636
Restricted shares issued and shares applicable to stock options, net of shares assumed to be purchased from proceeds at average market price	-	-	547	653
Effect of conversion of 6.25% Debentures at beginning of period	-	-	-	-
Average diluted shares outstanding	44,918	44,768	45,426	45,289

4.	COMPREHENSIVE INCOME (LOSS) The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss)	$(1,864)	$(3,019)	$17,097	$16,506
Equity currency conversion adjustment	3,762	2,613	3,881	7,694
Derivative financial instruments, net of tax of $(55) and $(129) for the three months and $(285) and $904 for the nine months	(113)	(273)	(557)	1,807
Minimum pension liability, net of tax of $(1,111) for the nine months	-	-	-	(1,745)
Total comprehensive income (loss)	$1,785	$ (679)	$20,421	$24,262

DIMON Incorporated and Subsidiaries

5.	STOCK-BASED COMPENSATION

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

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2004	2003	2004	2003
Net income (loss), as reported	$(1,864)	$(3,019)	$17,097	$16,506
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	49	(78)	(194)	92
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(201)	(70)	(501)	(783)
Pro forma net income (loss)	$(2,016)	$(3,167)	$16,402	$15,815

Earnings (loss) per share:
Basic – as reported	$(.04)	$(.07)	$.38	$.37
Basic – pro forma	(.04)	(.07)	.37	.35
Diluted – as reported	$(.04)	$(.07)	$.38	$.36
Diluted – pro forma	(.04)	(.07)	.36	.35

6.	RESTRUCTURING

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

          During the three and nine months ended December 31, 2004, additional restructuring charges were recorded of $536 and $1,977, respectively.  These charges primarily relate to additional severance costs associated with the closing of one of the Company’s two U.S. processing facilities.  Further severance charges associated with this Plan will be incurred during fiscal 2005.  Substantially all severance costs will be paid in fiscal 2005.

The following table summarizes the Company’s severance reserves and expense:

	Employee Separation Costs	FY 2005 Restructuring Charges
Balance March 31, 2004	$1,582

Quarter Ended June 30, 2004:
Additional charges	675	$ 675
Payments	(1,341)
Balance June 30, 2004	$ 916

Quarter Ended September 30, 2004:
Additional charges	580	580
Payments	(457)
Balance September 30, 2004	$1,039

DIMON Incorporated and Subsidiaries

6.	RESTRUCTURING (Continued)

	Employee Separation Costs	FY 2005 Restructuring Charges
Quarter Ended September 30, 2004:
Other Non-Cash Charges, Net		186

Quarter Ended December 31, 2004:
Additional charges	536	536
Payments	(341)
Balance December 31, 2004	$1,234

Total December 31, 2004		$1,977

7.	CONTINGENCIES

In May 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $53,877 as of December 31, 2004.  Of these proposed adjustments $39,083 relates to disallowance of local currency foreign exchange losses on U.S. dollar funding.  The other $14,794 relates to disallowance of other sales related expenses.  The Company believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of December 31, 2004, total tax, penalties and interest relating to still unresolved issues is approximately $1,400.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, is equivalent to approximately $5,100 for federal corporate income tax and $2,900 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  As of December 31, 2004, there has been no conclusion of this issue at the administrative level and discussions are still ongoing.  It is possible, however, these issues will not be resolved at the administrative level and will be taken to tax court.  The Company believes it has a strong case.

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

          Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  The Company believes that the DGCOMP may be conducting similar investigations in other countries.  Its subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) have cooperated with the DGCOMP.  The EC issued separate Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy.  The Statements allege that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EC competition laws.  Both Agroexpansion and DIMON Italia filed a response to the Statements of Objections relating to Spain and Italy, respectively, and the EC conducted separate oral hearings on the Spanish and Italian matters.  On October 20, 2004, the DGCOMP notified the Company that it and Agroexpansion have been assessed a fine in the amount of euro 2,592 (US$3,250) which was accrued in selling, general and administrative expenses at September 30, 2004.  Several tobacco processors, growers, and agricultural associations that were the subject

DIMON Incorporated and Subsidiaries

7.	CONTINGENCIES (Continued)

of the investigation in Spain were assessed fines in various amounts totaling euro 20,000 (US$25,100). The fines were reduced as a result of the tobacco processors’, including Agroexpansion's, cooperation in the DGCOMP investigation.  Both the Company and Agroexpansion are currently appealing this determination and related fine.  The EC investigation with respect to Spain and potentially other countries is ongoing.  Based on its understanding of the facts and the activities of DIMON Italia, the Company believes there have been infringements of EC law, penalties could be assessed and such penalties could be material.  The Company believes that the cooperation of its subsidiary, DIMON Italia, could result in a reduction of any penalties imposed with respect to Italy.

          In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there have been payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  The Company voluntarily reported the payments to the appropriate U.S. authorities.  In July 2004, the Company closed the accounts in question and implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff in Europe and enhancement of existing training programs.

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

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At December 31, 2004, the Company is guarantor of an amount not to exceed $216,793 with $203,885 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote, and the accrual recorded for exposure under them was not material at December 31, 2004.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially take many years.   In the interim, as of December 31, 2004, the Company has utilized $21,710 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized because the Company is unable to predict whether the Brazilian Government will require payment of amounts offset.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $36,704 as of December 31, 2004.

8.	ISSUANCE OF SENIOR NOTES AND BANK CREDIT FACILITY

On May 30, 2003, the Company issued $125,000 principal amount of 7 ¾% Senior Notes (the “7 ¾% Notes”) due 2013, and issued a redemption notice for all $125,000 of the outstanding 8 7/8% Senior Notes due 2006.  The financial covenants of the 7 ¾% Notes due 2013, are substantially similar to those for the other existing Senior Notes, including restrictions on certain payments.  Concurrent with the completion of the 7 ¾% Senior Note issuance, the Company entered into a derivative financial instrument to swap the entire $125,000 notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at December 31, 2004 was 6.47%.  The 8 7/8% Senior Notes due 2006, were fully redeemed at June 30, 2003 at a price equal to the principal amount thereof plus 1.5%.

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

DIMON Incorporated and Subsidiaries

8.	ISSUANCE OF SENIOR NOTES AND BANK CREDIT FACILITY (Continued)

the DGCOMP administrative investigation (disclosed in Note 7) when calculating its compliance with certain financial covenants.  The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended.  The rates of interest are based on our published credit rating and vary according to the type of loan requested by the Company.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 5.25% at December 31, 2004.  The Company pays a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165,000 facility.

9.	WAIVER AND AMENDMENT RELATING TO SENIOR NOTES

On November 1, 2004, the Company obtained consents from the holders of its $200,000 9 5/8% Senior Notes due 2011 and its $125,000 7 3/4% Senior Notes due 2013 (collectively, the “Notes”) to a waiver of certain defaults under the related indentures.  At the same time, the Company amended the indentures pursuant to which the Notes were issued to (1) confirm the Company’s ability to pay dividends to holders of its common stock not to exceed $3,525 (which is approximately the current rate) in any fiscal quarter ending on or prior to June 30, 2005 and (2) make additional investments in non-wholly-owned subsidiaries prior to December 31, 2005 in an aggregate amount not to exceed $2,000.  In exchange for the consents and the amendment, the Company paid holders of Notes that consented prior to the expiration of the consent solicitation a fee of $35 per $1,000 in principal amount of such holders’ Notes (or approximately $11,214 in the aggregate).  This amount was capitalized and is being amortized into interest expense over the remaining lives of the Notes.

          The defaults that are the subject of the waiver related to the Company’s determination of amounts available to make certain “Restricted Payments” under the indentures.  The payments in question were four dividend payments on the Company’s common stock made between December 2003 and September 2004 (totaling approximately $13,500) and investments in a majority-owned subsidiary during the same period (totaling approximately $8,700).  The Company had interpreted the indentures to permit it to pay common stock dividends and make investments in this subsidiary provided that there was sufficient availability in the Restricted Payments “basket” described in the indentures and that it was able to incur additional indebtedness under various permitted indebtedness “baskets” described in the indentures.  The Company subsequently determined that the indentures prohibit these Restricted Payments if a more stringent consolidated interest coverage test is not satisfied.  Dividends in excess of $3,525 in any fiscal quarter or after June 30, 2005 and investments in non-wholly-owned subsidiaries in excess of $2,000 or after December 31, 2005 will remain conditioned on the Company’s ability to meet the consolidated interest coverage ratio test in its indentures.  The Company also obtained waivers of cross defaults under its $150,000 credit facility and eight of its subsidiaries’ operating lines of credit.  Those defaults occurred solely as a result of the defaults under the indentures.

10.	DERIVATIVE FINANCIAL INSTRUMENTS

Fixed to Floating Rate Interest Swaps

Concurrent with the issuance of $200,000 principal amount of 9 5/8% Senior Notes due 2011, on October 30, 2001, and $125,000 principal amount of 7 ¾% Senior Notes due 2013, on May 30, 2003, the Company entered into derivative financial instruments to swap the entire notional amounts of the Senior Notes to floating interest rates equal to LIBOR plus 4.25% and 3.69%, respectively, set six months in arrears.  The effective interest rates at December 31, 2004 were 7.03% and 6.47% for the $200,000 and $125,000 issuances, respectively.

          The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  As of December 31, 2004 and 2003, the fair value of the debt decreased the Senior Notes liability by $1,391 and $1,582, respectively, and increased the Senior Notes liability by $10,798 at March 31, 2004, with a corresponding change in the fair value of the derivative financial instruments reflected in Other Long-Term Liabilities – Compensation and Other.

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  At December 31, 2004, the Company held instruments of this type with an aggregate notional value of $245,000 bearing interest at rates between 4.985% and 6.22%, and with maturity dates ranging from August 23, 2005 to September 21, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  In part to mitigate this volatility, the Company entered into a “mirror” swap effective April 1, 2004 with a notional amount of $100,000 and a June 1, 2006 maturity exactly matching that of a swap with a

DIMON Incorporated and Subsidiaries

10.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Floating to Fixed Rate Interest Swaps (Continued)

$125,000 notional value included in the aforementioned portfolio.  This is a fixed-to-floating rate swap, which is expected to have periodic fair value adjustments that exactly offset those for the swap that it mirrors.  Under the terms of the mirror swap, the Company receives interest at 2.285% and pays interest at six month LIBOR.  For the three months ended December 31, 2004 and 2003, the Company recognized non-cash income before income taxes of $3,076 and $3,788, respectively, from the change in fair value of these derivative financial instruments.  For the nine months ended December 31, 2004, and 2003, the Company recognized non-cash income before income taxes of $9,671 and $5,626, respectively, from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities – Compensation and Other.  At December 31, 2004, there was an aggregate credit of $11,691 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

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

          The fair value estimates presented herein are based on quoted market prices.  During the three months ended December 31, 2004 and 2003, accumulated other comprehensive income decreased by $113, net of deferred taxes of $55 and $273, net of deferred taxes of $129, respectively, due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.  For the nine months ended December 31, 2004 and 2003, accumulated other comprehensive income decreased by $557, net of deferred tax of $285 and increased by $94, net of deferred tax of $61, respectively, due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.  The remaining $1,713, net of tax of $843, for the nine months ended December 31, 2003 was due to the issuance of new cash flow hedges during the quarter.

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

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

DIMON Incorporated and Subsidiaries

11.	PENSION AND POSTRETIREMENT BENEFITS (Continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Service cost	$ 754	$ 775	$2,271	$2,156
Interest expense	1,060	1,074	3,187	3,206
Expected return on plan assets	(679)	(630)	(2,037)	(2,020)
Amortization of prior service cost	81	82	243	238
Amortization of transition amount	-	-	-	(63)
Effect of settlement/curtailment costs	(32)	-	(32)	11
Actuarial loss	190	253	576	568
Net periodic pension cost	$1,374	$1,554	$4,208	$4,096

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of December 31, 2004, contributions of $585 were made to its pension plans for fiscal 2005.  No additional contributions to its pension plans are expected during the rest of fiscal 2005.  However, this is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

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

Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2004	2003	2004	2003
Service cost	$120	$112	$ 358	$ 309
Interest expense	336	335	1,010	1,009
Expected return on plan assets	-	(2)	(2)	(5)
Amortization of prior service cost	(77)	(77)	(231)	(231)
Actuarial loss	103	105	309	258
Net periodic pension cost	$482	$473	$1,444	$1,340

12.	INCOME TAXES

The effective tax rate used for the nine months ended December 31, 2004 was 30.8% compared to 31.1% at December 31, 2003.  The rate is based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.  During the quarter ended December 31, 2004, adjustments of $775 related to prior year income taxes were recorded as specific events.  The net effect on the tax provision was to increase the year to date effective tax rate from 30.8% to 33%.

          In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President of the United States. The Act includes numerous U.S. tax code changes including the phase-out of extra-territorial income tax provisions, the establishment of a deduction for qualified domestic production activities and a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned in controlled foreign corporations. The Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated in our current or subsequent fiscal year. The deduction would result in an approximate 5.25% federal tax on a portion of the foreign earnings repatriated. State, local and foreign taxes could apply as well. To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s

DIMON Incorporated and Subsidiaries

12.	INCOME TAXES (Continued)

chief executive officer and approved by the company’s board of directors. Certain other criteria in the Act must be satisfied as well. The Company is currently studying the impact of the Act, including the favorable foreign earnings repatriation provisions.  The Company does not anticipate, at this time, that it will utilize the foreign earnings repatriation provision of the Act.

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

14.	MERGER

On November 7, 2004, the Company entered into an Agreement and Plan of Reorganization (the “Merger Agreement”) with Standard Commercial Corporation, a North Carolina corporation (“Standard Commercial”) providing for the merger of Standard Commercial with and into DIMON.  The closing of the merger remains subject to financing considerations and customary closing conditions, including approval by the shareholders of each of DIMON and Standard Commercial and approval of certain non-US antitrust authorities.

15.	RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4”. The amendments made by Statement 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Earlier application is permitted for inventory costs incurred during fiscal years beginning after November 23, 2004. While the Company does not expect the adoption of SFAS No. 151 to have a material impact on the Company’s financial position or results of operations, the impact is still under evaluation.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005. The Company anticipates implementing this new standard by July 1, 2005.  The impact of this new standard, if it had been in effect, on the results of operations and related per share amounts for the three and nine months ended December 31, 2004 is disclosed in Note 5.

DIMON Incorporated and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Consolidated Balance Sheet and Statement of Cash Flows.

	As of
	December 31		March 31
(in millions except for current ratio)	2004	2003	2004
Cash and cash equivalents	$ 25.1	$ 60.1	$ 18.8
Net trade receivables	179.0	135.7	192.7
Inventories and advances on purchases of tobacco	585.1	550.7	556.6
Total current assets	857.1	834.8	865.6
Notes payable to banks	235.7	201.9	243.7
Accounts payable	45.1	45.4	65.9
Total current liabilities	435.4	378.4	445.9
Current ratio	2.0 to 1	2.2 to 1	1.9 to 1
Working capital	421.7	456.4	419.7
Revolving credit notes and other long-term debt	15.2	11.8	11.9
Convertible subordinated debentures	73.3	73.3	73.3
Senior notes	323.6	323.4	335.8
Stockholders’ equity	425.4	454.5	414.9

Selected cash flow information:	Nine Months Ended December 31,
	2004	2003
Purchase of property and equipment	$11.7	$28.9
Proceeds from sale of property and equipment	7.9	1.2
Depreciation and amortization	25.9	26.9

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

         Our working capital increased from $419.7 million at March 31, 2004 to $421.7 million at December 31, 2004.  Our current ratio was 2.0 to 1 at December 31, 2004 compared to 1.9 to 1 at March 31, 2004.  Our current ratio increase results from a current asset decrease of $8.5 million and a current liability decrease of $10.5 million.  Decreases in current assets relate to $13.7 million in trade receivables and $29.2 million in assets of discontinued operations partially offset by an increase of $28.5 million in inventories and advances on purchases of tobacco and a $6.3 million increase in cash.  Increases in inventory relate primarily to new crop purchases in the United States and Africa.  Current liabilities decreased due to an $7.9 million decrease in notes payable to banks, a $20.8 million decrease in accounts payable, an $8.4 million decrease in liabilities of discontinued operations, a $4.5 million decrease in accrued expenses and a $2.8 million decrease in income taxes payable partially offset by a $33.5 million increase in advances from customers.  Increases in advances from customers are related to seasonal crop cycles in the United States and Africa.  Decreases in accounts payable relate primarily to the seasonal purchasing cycles in Brazil and Europe.

          Net cash provided by operating activities was $54.1 million in 2004 compared to $50.5 million in 2003.  Increases in cash were primarily due to $19.8 million less cash used for inventories and advances on purchases of tobacco, cash provided from operating activities of discontinued operations of $17.2 million, $18.2 million due to changes in taxes, $6.0 million used in 2003 in settlement of the DeLoach case and $4.4 million related to losses of discontinued operations.  The increases were substantially offset by $43.8 million less cash provided by accounts receivable, $10.2 million more cash used for prepaid expenses and changes of $7.3 million in deferred taxes and other items.  The decreased usage related to inventories and advances relates primarily to reductions in the United States.  The lower provision of cash by accounts receivable is related to decreased sales in 2004.  The cash used by prepaid expenses is primarily due to higher levels of prepaid taxes on local sales in Brazil.

          Net cash used by investing activities was $8.8 million in 2004 compared to $31.5 million in 2003.  The decrease in cash used for investing activities is primarily due to $17.2 million lower purchases of property and equipment, $6.7 million more cash provided from sales of property and equipment and $5.0 million used in 2003 to purchase a 25% interest in a non-tobacco company in North Carolina, partially offset by $8.1 million long term tobacco supply related advances in the current period.

DIMON Incorporated and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          Net cash used by financing activities was $37.1 million in 2004 compared to net cash provided of $20.0 million in 2003.  This decrease is primarily due to $56.8 million less cash provided by short term borrowings offset by $8.0 million more cash provided by net long-term borrowings.  The change was also negatively impacted by $7.9 million more cash used for consent and waivers relating to our debt covenant and cross defaults.

          At December 31, 2004 we had seasonally adjusted lines of credit of $512.0 million of which $235.7 million was outstanding with a weighted average interest rate of 3.71%.  Unused short-term lines of credit amounted to $243.2 million.  At December 31, 2004 we had $31.9 million of letters of credit outstanding and an additional $1.1 million of letters of credit lines available.  Total maximum borrowings, excluding the long term credit agreements, during the quarter were $387.3 million.

Cash dividends paid to stockholders during the quarter were $0.075 per common share.

          On October 30, 2001, we issued $200 million principal amount of 9 5/8% Senior Notes due 2011.  The proceeds of this Note issuance were used to repay certain existing indebtedness, including all amounts drawn under our $250 million syndicated credit facility then existing.  Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.25%, set six months in arrears.  The effective rate at December 31, 2004 was 7.03%.

          On May 30, 2003, we issued $125 million principal amount of 7 3/4% Senior Notes due 2013.  The proceeds of this Note issuance were used to redeem in full $125 million of our outstanding 8 7/8% Senior Notes due 2006.   Concurrent with the completion of the Note issuance, we entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at December 31, 2004 was 6.47%.  The existing 8 7/8% Senior Notes due 2006 were fully redeemed at June 30, 2003.

          On October 27, 2003, we completed a new three-year $150 million syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, require us to maintain minimum working capital and tangible net worth amounts, require specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restrict acquisitions.  We continuously monitor our compliance with these covenants. On November 2, 2004, we obtained an amendment to the credit facility to eliminate the effect of any fines assessed, up to a maximum of $10 million, on us in connection with the DGCOMP administrative investigation (disclosed in Note 7) when calculating our compliance with certain financial covenants.  The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on our published credit rating and vary according to the type of loan we request.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 5.25% at December 31, 2004.  We pay a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165 million facility.

          On November 1, 2004, we obtained consents from the holders of our $200 million 9 5/8% Senior Notes due 2011 and our $125 million 7 3/4% Senior Notes due 2013 (collectively, the “Notes”) to a waiver of certain defaults under the related indentures.  At the same time, we amended the indentures pursuant to which the Notes were issued to (1) confirm our ability to pay dividends to holders of our common stock not to exceed $3.5 million (which is approximately the current rate) in any fiscal quarter ending on or prior to June 30, 2005 and (2) make additional investments in non-wholly-owned subsidiaries prior to December 31, 2005 in an aggregate amount not to exceed $2 million.  In exchange for the consents and the amendment, we paid holders of Notes that consented prior to the expiration of the consent solicitation a fee of $35.00 per $1,000 in principal amount of such holders’ Notes (or approximately $11.2 million in the aggregate).  This amount was capitalized and is being amortized into interest expense over the remaining lives of the Notes.

          The defaults that are the subject of the waiver related to our determination of amounts available to make certain “Restricted Payments” under the indentures.  The payments in question were four dividend payments on our common stock made between December 2003 and September 2004 (totaling approximately $13.5 million) and investments in a majority-owned subsidiary during the same period (totaling approximately $8.7 million).  We had interpreted the indentures to permit us to pay common stock dividends and make investments in this subsidiary provided that there was sufficient availability in the Restricted Payments “basket” described in the indentures and that we were able to incur additional indebtedness under various permitted indebtedness “baskets” described in the indentures.  We subsequently determined that the indentures prohibit these Restricted Payments if a more stringent consolidated interest coverage test is not satisfied.  Dividends in excess of $3.5 million in any fiscal quarter or after June 30, 2005 and investments in non-wholly-owned subsidiaries in excess of $2 million or after December 31, 2005 will remain conditioned on our ability to meet the consolidated interest coverage ratio test in our indentures.  We also obtained waivers of cross defaults under our $150 million credit facility and eight of our subsidiaries’ operating lines of credit.  Those defaults occurred solely as a result of the defaults under the indentures.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At December 31, 2004, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2005.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Statement of Consolidated Income

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in millions)	2004	Increase/ (Decrease)	2003	2004	Increase/ (Decrease)	2003
Sales and other operating revenues	$366.4	$81.8	$284.6	$992.2	$145.0	$847.2
Gross profit	39.3	9.2	30.1	148.3	7.9	140.4
Selling, administrative and general expenses	32.0	3.0	29.0	92.3	(.9)	93.2
Other income	(.6)	(.6)	-	(5.2)	(5.2)	-
Restructuring and asset impairment charges	.5	.5	-	2.0	2.0	-
Interest expense	13.1	2.0	11.1	38.0	3.6	34.4
Interest income	.5	(2.6)	3.1	2.4	(2.0)	4.4
Derivative financial instruments (income)/expense	(3.1)	.7	(3.8)	(9.7)	(4.1)	(5.6)
Income taxes (benefit)/ expense	(.7)	.2	(.9)	11.0	3.9	7.1
Equity in net income (loss) of investee companies	-	.2	(.2)	.1	-	.1
Minority interests (income)	.1	(.2)	.3	(.3)	(.1)	(.2)
Loss from discontinued operations	(.3)	-	(.3)	(5.7)	(4.4)	(1.3)
Extraordinary item – Iraqi receivable recovery, net of $1.0 income tax	-	-	-	-	(1.8)	1.8
Net Income (Loss)	$ (1.9)*	$ 1.1*	$ (3.0)	$ 17.1*	$ .6*	$ 16.5

*Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in millions, except per kilo amounts)	2004	Increase/ (Decrease)	2003	2004	Increase/ (Decrease)	2003
Tobacco sales and other operating revenues:
Sales and other operating revenues	$348.4	$84.5	$263.9	$969.5	$149.6	$819.9
Kilos	111.3	23.3	88.0	320.2	28.6	291.6
Average price per kilo	$ 3.13	$ .13	$ 3.00	$ 3.03	$ .22	$ 2.81

Processing and other revenues	$ 18.0	$(2.7)	$ 20.7	$ 22.7	$ (4.6)	$ 27. 3
Total sales and other operating revenues	$366.4	$81.8	$284.6	$992.2	$145.0	$847.2

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003

Sales and other operating revenues increased 28.7% from $284.6 million in 2003 to $366.4 million in 2004.  The $81.8 million increase is the result of a 26.5% or 23.3 million kilo increase in quantities sold and a 4.3% or $0.13 per kilo increase in average sales prices.  Sales increases of $90.8 million in non-U.S. tobacco were partially offset by decreases of $6.3 million in U.S. tobacco and $2.7 million in processing and service revenues.  Sales of non-U.S. tobacco increased 25.1 million kilos or $64.5 million primarily due to larger current year crop sales from Brazil, Argentina, Tanzania and Malawi.  Sales also increased in Europe due to sales of prior crop Bulgarian tobaccos and sales of Turkish and Greek oriental tobaccos delayed from earlier quarters.  These increases were partially offset by decreased sales of Asian tobaccos primarily due to early shipments in previous quarters in China and reduced demand in Thailand.    Prices of non-U.S. tobacco increased $0.26 per kilo resulting in a sales increase of $26.3 million.  Price changes are primarily due to changes in product mix as a result of higher priced tobacco from Europe.  The decrease in sales of U.S. tobacco relates to a decrease of 1.8 million kilos or $10.2 million partially offset by an increase in average sales prices of $0.37 or $3.9 million.

Processing and other service revenues decreased $2.7 million primarily due to lower quantities of customer owned tobacco processed in the United States.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended December 31, 2004 Compared to Three Months Ended December 31, 2003 (Continued)

Gross profit as a percentage of sales increased slightly to 10.7% in 2004 compared to 10.6% in 2003.  Gross profit increased $9.2 million or 30.1% from $30.1 million in 2003 to $39.3 million in 2004.  Improvements in gross profit are primarily related to increased sales. The gross profit from the current Malawi crop has improved in comparison to the negative impact on the prior year crop from weather. The improvements in margin have been partially offset by the impact of the weather related reduced crop size in Mozambique.  Also, the weakening of the US dollar resulted in higher current year crop costs primarily in Europe which negatively impacted gross profit for the quarter.

Selling, administrative and general expenses increased $3.0 million or 10.3% from $29.0 million in 2003 to $32.0 million in 2004.  The increase is substantially related to legal and professional fees associated with consents and waivers relating to defaults under our debt covenants and Sarbanes-Oxley Section 404 compliance and the impact of expenses denominated in the euro, sterling and Brazilian real.

Other Income of $0.6 million in 2005 relates primarily to fixed asset sales and insurance recoveries.

Restructuring and asset impairment charges were $0.5 million in 2004 and related primarily to employee severance charges in North America.

Interest expense increased $2.0 million from $11.1 million in 2003 to $13.1 million in 2004. This change is equally attributable to higher average borrowings as well as higher average rates.

Derivative financial instruments resulted in a benefit of $3.1 million in 2004 compared to $3.9 million in 2003.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Effective tax rates were 33% in 2004 and 30% in 2003.  The increase in the tax rate in 2004 includes a tax provision based on an annual estimated tax rate of 31% and an adjustment of $0.8 million for prior year taxes.

Losses from discontinued operations of $0.3 million in 2003 and 2004 are attributable to the decision to discontinue operations in Italy. See Note 2 for further information.

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003

Sales and other operating revenues increased 17.1% or $145.0 million from $847.2 million in 2003 to $992.2 million in 2004.  This increase is primarily due to a 9.8% or 28.6 million kilo increase in quantities sold and a $0.22 or 7.8% increase in average sales prices per kilo.  Sales of non-U.S. tobacco increased $138.8 million and sales of U.S. tobacco increased $10.8 million partially offset by a $4.6 million decrease in processing and service revenues.  Non-U.S. quantities increased 27.9 million kilos resulting in a $73.6 million increase in sales.  The higher non-U.S. quantities were primarily from Brazil, Argentina, Tanzania and Mozambique due to larger crop sizes in these areas.  Asian quantities remain relatively constant as increases in volume from China were offset by decreased quantities of tobacco from Thailand.  In Europe, sales of current and prior crop tobacco resulted in increases from Bulgaria.  Deliveries of European oriental tobacco from Greece and Turkey continue to be delayed compared to the prior year.  Zimbabwe sales have decreased due to lower supplies of available tobacco.  Average prices of non-U.S. tobacco increased $0.22 per kilo resulting in a sales increase of $65.2 million.  Changes in average sales prices relate primarily to product mix and include favorable price variances on Brazilian, African and European tobaccos over the prior year.  Sales of U.S. tobacco increased $3.8 million due to a 0.7 million increase in kilos and $7.0 million due to a $0.38 per kilo increase in average sales prices.

Processing and other service revenues decreased $4.6 million primarily due to lower quantities of customer owned tobaccos processed in the United States and Germany.

Gross profit as a percentage of sales decreased to 15.0% in 2004 compared to 16.6% in 2003.  Gross profit increased $7.9 million or 5.7% to $148.3 million in 2004 compared to $140.4 million in 2003.  Improvements in gross profit resulting from higher sales volumes were notable in Brazil, Tanzania, Malawi, and China partially offset by lower gross profit from delayed sales from Greece and Turkey.  The current Malawi crop gross profit has improved in comparison to the prior year crop that was affected by weather.  Gross profit has also been negatively impacted by the poor Sumatra wrapper crop in Northern Brazil and by the weather related reduced crop size in Mozambique.  While gross profit has increased, gross profit as a percentage of sales was negatively impacted by higher current year crop costs in Brazil and Europe as a result of the relatively weak dollar.

DIMON Incorporated and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months Ended December 31, 2004 Compared to Nine Months Ended December 31, 2003 (Continued)

Selling administrative and general expenses decreased $0.9 million or 1.0% to $92.3 million in 2004 from $93.2 million in 2003.  The decrease is primarily due to the recognition of $6.0 million in settlement of the DeLoach class action lawsuit in 2003 partially offset by $3.3 million due to assessments related to an administrative investigation into buying and selling practices within the leaf industry in Spain by the Directorate General for Competition.  Other offsets are increased legal and professional fees associated with consents and waivers relating to defaults under our debt covenants and Sarbanes-Oxley Section 404 compliance and the impact of expenses denominated in the euro, sterling and Brazilian real.

Other income of $5.2 million in 2004 relates primarily to fixed asset sales and insurance recoveries.

Restructuring and asset impairment charges were $2.0 million in 2004 and relate primarily to employee severance charges in North America.

Interest expense increased $3.6 million from $34.4 million in 2003 to $38.0 million in 2004.  This change is due to $6.5 million from higher average rates partially offset by $2.9 million from lower average borrowings.

Derivative financial instruments resulted in a benefit of $9.7 million in 2004 compared to $5.6 million in 2003.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Effective tax rates were 33% in 2004 and 31% in 2003.  The increase in the tax rate in 2004 includes a tax provision based on an annual estimated tax rate of 31% and an adjustment of $0.8 million for prior year taxes.

Losses from discontinued operations of $5.7 million in 2004 and $1.3 million in 2003 are attributable to the decision to discontinue operations in Italy. See Note 2 for further information.

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

          On October 22, 2004, President George W. Bush signed into law “The American Jobs Creation Act of 2004.” This complex law includes a U.S. tobacco quota buyout. It repeals the federal tobacco price support and quota programs beginning with the 2005 crops, provides compensation payments to tobacco quota owners and growers, provides an assessment mechanism for consumer tobacco product manufacturers and importers of consumer tobacco products to fund the buyout, and provides for the disposal of existing flue cured and burley cooperative tobacco stocks. The buyout legislation contains no price guarantee or production control provisions. As a result, tobacco can be grown anywhere in the United States, with no limits on volume or protection on price.

          We continue to evaluate the effects of this new legislation on DIMON.  As of January 31, 2005, the USDA and other governmental entities have not released the anticipated regulations required to administer the buyout or address how the Commodity Credit Corporation will dispose of 2004 and prior crop leaf inventories held by the Cooperatives.  Risk of excess inventory through the non-governmental supply chain will continue to depend on the supply and demand for U.S. leaf tobacco.  In the meantime, grower contracting for the 2005 U.S. flue-cured and burley crops is currently underway with lower projected costs and sales prices compared to the 2004 crops.  It is still too early to estimate the significance of the quota buyout and whether it will affect the U.S. leaf markets enough to make U.S. leaf competitive in the global flue-cured and burley markets.

DIMON Incorporated and Subsidiaries

OUTLOOK AND OTHER INFORMATION: (Continued)

          While we have begun receiving initial deliveries of current South American crops, there has been a delay in the receiving and packing of those tobaccos.  The delay is related to weather and prolonged price negotiations with growers.  We are encouraged by the general quality and quantity of leaf expected to be available.  In Brazil, costs will be raised due to a combination of increased grower prices and the relative weakness of the U.S. dollar.  However, we expect to gain production efficiencies from an additional new processing line constructed during the off-season.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange losses in our statements of income of $4.2 million and $.3 million for the three months ended December 31, 2004 and 2003, respectively and $2.8 million and $2.8 million for the nine months ended December 31, 2004 and 2003, respectively.

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

DIMON Incorporated and Subsidiaries

Item 4. Controls and Procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, giving effect to the changes discussed below, the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

          The defaults related to the determination of amounts available to make certain “Restricted Payments” under the indentures.  The payments in question were four dividend payments on the Company’s common stock made between December 2003 and September 2004 (totaling approximately $13.5 million) and investments in a majority-owned subsidiary during the same period (totaling approximately $8.7 million).  The Company had interpreted the indentures to permit the payment of common stock dividends and the investment in this subsidiary provided that there was sufficient availability in the Restricted Payments “basket” described in the indentures and that the Company was able to incur additional indebtedness under various permitted indebtedness “baskets” described in the indentures.  The Company subsequently determined that the indentures prohibit these Restricted Payments if a more stringent consolidated interest coverage test is not satisfied.

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

          In June 2004, the Public Company Accounting Oversight Board, or PCAOB, adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act, which include revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defined a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”  Although the Company is not currently subject to Section 404, management has concluded that the failure to identify the default under the Senior Note Indentures constituted a material weakness in the Company’s internal controls over financial reporting as defined by the PCAOB.  The Company believes it has undertaken appropriate measures to remedy this material weakness, including the implementation of additional reviews and supplemental testing of covenant compliance computations by multiple parties.

DIMON Incorporated and Subsidiaries

Part II. Other Information

Item 1. Legal Proceedings

Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  We believe that the DGCOMP may be conducting similar investigations in other countries.  Our subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) have cooperated with the DGCOMP.  The EC issued separate Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy.  The Statements allege that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EC competition laws.  Both Agroexpansion and DIMON Italia have filed a response to the Statements of Objections relating to Spain and Italy, respectively, and the EC conducted separate oral hearings on the Spanish and Italian matters.  On October 20, 2004, the DGCOMP notified us that we and Agroexpansion have been assessed a fine in the amount of euro 2.59 million (US$3.3 million) which was accrued in selling, general and administrative expenses at September 30, 2004. Several tobacco processors, growers, and agricultural associations that were the subject of the investigation in Spain were assessed fines in various amounts totaling euro 20 million (US$25.1 million). The fines were reduced as a result of the tobacco processors', including Agroexpansion's, cooperation in the DGCOMP investigation. Both we and Agroexpansion are currently appealing this determination and related fine.  The EC investigation with respect to Spain and potentially other countries is ongoing.  Based on its understanding of the facts and the activities of DIMON Italia, DIMON believes there have been infringements of EC law, penalties could be assessed and such penalties could be material.  DIMON believes that the cooperation of its subsidiary, DIMON Italia, could result in a reduction of any penalties imposed with respect to Italy.

         In March 2004, we discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  Our Audit Committee of the Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on our historical financial statements, there have been payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  We voluntarily reported the payments to the appropriate U.S. authorities.  In July 2004, we closed the accounts in question and implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff in Europe and enhancement of existing training programs.

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

Item 3. Defaults Upon Senior Securities

See Item 4, Internal Controls over Financial Reporting above.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

DIMON Incorporated and Subsidiaries

Item 6. Exhibits

(a)	Exhibits	See Index of Exhibits after Signature Page

DIMON Incorporated and Subsidiaries

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
Date: February 8, 2005	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)

-25-

DIMON Incorporated and Subsidiaries

INDEX OF EXHIBITS

Exhibits

2.1	Agreement and Plan of Reorganization, dated as of November 7, 2004, by and between DIMON Incorporated and Standard Commercial Corporation. *

10.1	Employment Agreement dated November 7, 2004, by and between DIMON Incorporated and Brian J. Harker. *

10.2	Employment Agreement dated November 7, 2004, by and between DIMON Incorporated and Robert E. Harrison. *

10.3	Form of Change in Control agreement, dated November 7, 2004, between DIMON Incorporated and each of Steven B. Daniels, James A. Cooley, Don C. Hare and Thomas C. Parrish. *

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

*	Incorporated by reference to exhibits of the same number attached to the Current Report on Form 8-K filed on November 8, 2004.

