Form 10-Q/A
period 2004-09-30
DIMON INC
filed 2005-02-28
CIK 939930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

AMENDMENT NO. 1

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO            .

COMMISSION FILE NUMBER 0-25734; 1-13684

[GRAPHIC APPEARS HERE]

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

EXPLANATORY NOTE

This amendment is being filed to amend and expand Part 1, Item 4 of the originally filed Report to address comments received from the staff of the Securities and Exchange Commission.

PART 1

Item 4. Controls and Procedures

As of September 30, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of such date the Company’s disclosure controls and procedures were not effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In reaching that conclusion, the Chief Executive Officer and Chief Financial Officer noted that the disclosure controls and procedures as of such date and for all prior periods since December 2003 were not effective to ensure that the defaults under the Senior Note Indentures, as defined and discussed below, were promptly disclosed. Those deficiencies in disclosure controls and procedures were adequately remedied during October and early November of 2004, as discussed below. Accordingly, as of November 9, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Internal Control over Financial Reporting

In October 2004, the Company determined that defaults had occurred under the “Limitation on Restricted Payments” covenant in the indentures (the “Senior Notes Indentures”) relating to both its $200 million 9 5/8% Senior Notes due 2011 and its $125 million 7 3/4% Senior Notes due 2013 (collectively, the “Notes”), and that, by definition, the defaults under the Senior Notes Indentures created automatic defaults under the Company’s $150 million syndicated credit facility and certain operating lines of credit, neither of which could be automatically remedied by a waiver of the defaults under the Senior Notes Indentures.

The defaults related to the determination of amounts available to make certain “Restricted Payments” under the Senior Notes Indentures. The payments in question were four dividend payments on the Company’s common stock made between December 2003 and September 2004 (totaling approximately $13.5 million) and investments in a majority-owned subsidiary during the same period (totaling approximately $8.7 million). The restrictions on Restricted Payments in the Senior Notes Indentures provides that the Company may not make certain Restricted Payments unless (a) it has the ability to borrow funds under a fixed charge coverage ratio, and (b) has sufficient availability in an accumulating restricted payments “basket.” The Company had developed an internal model to test compliance with the covenants in these indentures as of the closing of each quarter. However, that compliance model incorrectly relied on certain exceptions to the fixed charge coverage ratio contained in the indenture rather than actually testing the ratio in the context of Restricted Payments. As a result, the internal testing procedures did not reveal the defaults prior to their occurrence. The error in the model was uncovered by the Company’s external financial advisors as part of their due diligence on the Company.

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

Upon learning of the error in its covenant compliance testing model with respect to its Senior Notes Indentures, the Company informed members of the Audit Committee and immediately commenced measures to remedy this material weakness. First, the Company solicited and on November 1, 2004, obtained consents from the holders of the Notes to a waiver of the defaults under the Senior Notes Indentures. At the same time, the Company amended the Senior Notes Indentures pursuant to which the Notes were issued to allow additional time to bring its operations into compliance.

Additional information concerning the consent solicitation and resulting amendment of the Senior Notes Indentures is disclosed in Note 9. Second, the Company corrected its internal covenant compliance testing model, and solicited the advice of its advisors regarding any other potential errors in the testing model. Third, the Company implemented additional reviews and supplemental testing of covenant compliance in connection with the closing of each fiscal quarter, including redundant computations by multiple internal parties and opportunities to consult external counsel with any questions regarding compliance. All of these remedial measures were implemented during October and early November of 2004, and the Company believes they are adequate to address the identified material weakness in internal control over financial reporting. The costs of the consent solicitation are discussed in Note 9. The costs of the other remedial measures are not expected to be significant.

Except as described above, there has been no change in our internal control over financial reporting during the quarter ended September 30, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

Thomas G. Reynolds
February 28, 2005	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)