Form 10-Q/A
period 2004-12-31
DIMON INC
filed 2005-02-28
CIK 939930

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

PART 1

Item 4. Controls and Procedures

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of such date the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In reaching that conclusion, the Chief Executive Officer and Chief Financial Officer noted that the disclosure controls and procedures in the periods from December 2003 through October 2004 were not effective to ensure that the defaults under the Senior Note Indentures, as defined and discussed below, were promptly disclosed. However, those deficiencies in disclosure controls in procedures were adequately remedied during October and early November of 2004, as discussed below.

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

Except as described above, there has been no change in our internal control over financial reporting during the quarter ended December 31, 2004, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

Thomas G. Reynolds
February 28, 2005	Thomas G. Reynolds
Vice President - Controller (Principal Accounting Officer)