Form 10-Q/A
period 2003-12-31
DIMON INC
filed 2005-03-02
CIK 939930

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

Telephone Number (434) 792-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

As of January 30, 2004, the registrant had 45,119,454 shares of outstanding Common Stock (no par value).

EXPLANATORY NOTE

This amendment is being filed to expand Part 1, Item 4 of the originally filed Report to address comments received from the Staff of the Securities and Exchange Commission.

PART 1

Item 4. Controls and Procedures

Subsequent to the period covered by this report and the date on which this report was filed, the Company discovered that the disclosure controls and procedures for such period and for all prior periods from December 2003 to October 2004 were not effective to ensure that the defaults under the Senior Note Indentures, as defined and discussed below, were promptly disclosed. Those deficiencies in disclosure controls and procedures were adequately remedied during October and early November of 2004, as discussed below. As of November 9, 2004, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

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

In June 2004, the Public Company Accounting Oversight Board, or PCAOB, adopted rules for purposes of implementing Section 404 of the Sarbanes-Oxley Act, which include revised definitions of material weaknesses and significant deficiencies in internal control over financial reporting. The PCAOB defined a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.” Although the Company was not currently subject to Section 404 during the period covered by this report, management has concluded that the failure to identify the default under the Senior Note Indentures constituted a material weakness in the Company’s internal controls over financial reporting as defined by the PCAOB.

Upon learning of the error in its covenant compliance testing model with respect to its Senior Notes Indentures, the Company informed members of the Audit Committee and immediately commenced measures to remedy this material weakness. First, the Company solicited and on November 1, 2004, obtained consents from the holders of the Notes to a waiver of the defaults under the Senior Notes Indentures. At the same time, the Company amended the Senior Notes Indentures pursuant to which the Notes were issued to allow additional time to bring its operations into compliance. Additional information concerning the consent solicitation and resulting amendment of the Senior Notes Indentures is disclosed in Note 9 in the Quarterly Report for the quarter ending September 30, 2004. Second, the Company corrected its internal covenant compliance testing model, and solicited the advice of its advisors regarding any other potential errors in the testing model. Third, the Company implemented additional reviews and supplemental testing of covenant compliance in connection with the closing of each fiscal quarter, including redundant computations by multiple internal parties and opportunities to consult external counsel with any questions regarding compliance. All of these remedial measures were implemented during October and early November of 2004, and the Company believes they are adequate to address the identified material weakness in internal control over financial reporting. The costs of the consent solicitation are discussed in Note 9 in the Quarterly Report for the quarter ending September 30, 2004. The costs of the other remedial measures are not expected to be significant.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

DIMON Incorporated

/s/ Thomas G. Reynolds
March 2, 2005	Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer)