Form 10-K/A
period 2004-03-31
DIMON INC
filed 2005-03-02
CIK 939930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 2

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MARCH 31, 2004

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM JULY 1, 2003 TO MARCH 31, 2004

COMMISSION FILE NUMBER 1-13684

DIMON Incorporated

Incorporated under the laws of VIRGINIA	I.R.S. Employer Identification No. 54-1746567

512 Bridge Street, Danville, Virginia 24541

Telephone Number (434) 792-7511

Securities registered pursuant to 12(b) of the Act:

Title of Each Class	Name of Exchange on Which Registered
Common Stock (no par value)	New York Stock Exchange
Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on December 31, 2003 was approximately $296,000,000. In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates. This assumption shall not be deemed conclusive for any other purpose. As of June 7, 2004, there were 45,161,954 shares of Common Stock outstanding.

INFORMATION INCORPORATED BY REFERENCE

Certain information contained in the July 14, 2004 Proxy Statement for the Annual Meeting of Shareholders (to be held August 26, 2004) of the registrant is incorporated by reference into Part III hereof.

EXPLANATORY NOTE

This amendment is being filed to expand Part II, Item 9A of the originally filed Report to address comments received from the Staff of the Securities and Exchange Commission.

PART II

Item 9A. Controls and Procedures

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2005.

DIMON INCORPORATED (Registrant)

By	/s/ Brian J. Harker
Brian J. Harker Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 2, 2005.

By		By	/s/ Albert C. Monk, III
	Hans B. Amell Director of DIMON Incorporated		Albert C. Monk, III Director of DIMON Incorporated

By	/s/ R. Stuart Dickson	By	/s/ Norman A. Scher
	R. Stuart Dickson Director of DIMON Incorporated		Norman A. Scher Director of DIMON Incorporated

By		By	/s/ William R. Slee
	Henry F. Frigon Director of DIMON Incorporated		William R. Slee Director of DIMON Incorporated

By		By	/s/ Martin R. Wade III
	C. Richard Green, Jr. Director of DIMON Incorporated		Martin R. Wade III Director of DIMON Incorporated

By	/s/ John M. Hines	By	/s/ Brian J. Harker
	John M. Hines Director of DIMON Incorporated		Brian J. Harker Chairman of the Board of Directors and Chief Executive Officer of DIMON Incorporated

By	/s/ James E. Johnson, Jr.	By	/s/ James A. Cooley
	James E. Johnson, Jr. Director of DIMON Incorporated		James A. Cooley Senior Vice President - Chief Financial Officer of DIMON Incorporated

By	/s/ Thomas F. Keller	By	/s/ Steve B. Daniels
	Thomas F. Keller Director of DIMON Incorporated		Steve B. Daniels President and Chief Operating Officer of DIMON Incorporated

By	/s/ Joseph L. Lanier, Jr.	By	/s/ Thomas G. Reynolds
	Joseph L. Lanier, Jr. Director of DIMON Incorporated		Thomas G. Reynolds Vice President - Controller (Principal Accounting Officer) of DIMON Incorporated