Form 10-K
period 2005-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2005-06-14
CIK 939930

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[ X ]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED March 31, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO __________.

COMMISSION FILE NUMBER 1-13684

Alliance One International, Inc.

Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567
512 Bridge Street, Danville, Virginia 24541

Telephone Number (434) 792-7511

DIMON Incorporated
(Former name of former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (no par value)	New York Stock Exchange
Common Stock Purchase Rights

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price quoted by The New York Stock Exchange) on September 30, 2004, was approximately $258 million.  In determining this figure, the registrant has assumed that all of its directors and officers, and all persons known to it to beneficially own ten percent or more of its Common Stock, are affiliates.  This assumption shall not be deemed conclusive for any other purpose.  As of June 10, 2005, there were 87,381,210 shares of Common Stock outstanding.

INFORMATION INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 25, 2005) of the registrant is incorporated by reference into Part III hereof.

TABLE OF CONTENTS
PART I
ITEM 1.	BUSINESS

ITEM 2.	PROPERTIES

ITEM 3.	LEGAL PROCEEDINGS

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

ITEM 6.	SELECTED FINANCIAL DATA

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME
CONSOLIDATED BALANCE SHEET
STATEMENT OF STOCKHOLDERS' EQUITY
STATEMENT OF CONSOLIDATED CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

ITEM 11.	EXECUTIVE COMPENSATION

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART I

ITEM 1. BUSINESS

In this section, unless the context indicates otherwise, the term “DIMON” refers to DIMON Incorporated and its subsidiaries. The term “Standard” refers to Standard Commercial Corporation and its subsidiaries. The terms “Alliance One,” “we,” “us” and “our” refer to the combined business of DIMON and Standard after completion of the merger of Standard with and into DIMON on May 13, 2005.

AVAILABLE INFORMATION

Our website address is www.aointl.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission.  The information contained on our website shall not be deemed part of this Annual Report on Form 10-K for any reason.

OVERVIEW

Our company was renamed Alliance One International, Inc. (Alliance One) on May 13, 2005 concurrent with the merger of Standard Commercial Corporation with and into DIMON Incorporated, the third largest and second largest global independent leaf tobacco merchants, respectively.  Accordingly, the information contained herein regarding our fiscal year ended March 31, 2005 and for any other time prior to the completion of the merger relates only to DIMON. Under the terms of the merger, shareholders of Standard received three shares of DIMON’s common stock in exchange for each share of Standard’s common stock.

          Upon the completion of the merger, we are one of only two global independent leaf tobacco merchants, with substantially similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. We select, purchase, process, store, pack and ship tobacco grown in over 45 countries, serving manufacturers of cigarettes and other consumer tobacco products in over 90 countries around the world. We process tobacco through a complex mechanized threshing and separating operation and then dry it to meet precise moisture levels in accordance with the customer’s specifications. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers because the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. In an increasing number of important markets, we also provide agronomy expertise for growing leaf tobacco. We do not manufacture cigarettes or other consumer tobacco products.

          Alliance One holds a leading position in most tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco: the United States, Brazil, Zimbabwe, Malawi, Turkey, Argentina and Thailand. In addition, we process tobacco in 46 facilities around the world and anticipate closing or converting to storage a minimum of six of these facilities in the post-merger integration.  We will sell our processed tobacco primarily to large multinational cigarette manufacturers, including Philip Morris, Japan Tobacco, Lorillard, Reynolds American, Imperial Tobacco, British American Tobacco and others.  Alliance One is a Virginia corporation formed in 1995 and our common stock has been traded on the New York Stock Exchange since 1995.

Product

The world's large multinational cigarette manufacturers, with one exception, rely primarily on independent leaf tobacco merchants such as Alliance One to supply the majority of their leaf tobacco needs.  Leaf tobacco merchants select, purchase, process, store, pack, ship and, in certain developing markets, provide agronomy expertise and financing for growing leaf tobacco.  Our revenues are primarily comprised of sales of processed tobacco and fees charged for processing and related services to manufacturers of tobacco products around the world.  We do not manufacture cigarettes or other consumer tobacco products.

Product (Continued)

          We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes.  International brand cigarettes include Virginia cigarettes that contain only flue-cured tobaccos as well as American blend cigarettes.  American blend cigarettes contain approximately 50% flue-cured, 35% burley and 15% oriental tobacco, contain less tar and nicotine and taste milder than locally produced cigarettes containing dark and semi-oriental tobacco historically consumed in certain parts of the world.  Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Asia, Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of international brand cigarette markets.

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

Geographic Regions of Operation

We have developed an extensive international network through which we purchase, process and sell tobacco.  In addition to our processing facilities in the United States, we own or have an interest in processing facilities in Brazil and Zimbabwe, the two most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, two of the leading non-U.S. exporters of burley tobacco, and Bulgaria, Greece, Kyrgyzstan, Macedonia and Turkey, the leading exporters of oriental tobacco.  We also have processing facilities in Argentina, Germany, Indonesia, Spain, Tanzania and Thailand.  We have historically contracted with third parties for the processing of tobacco in certain countries including Argentina, Canada, Chile, China, Congo, Guatemala, India, Spain and certain countries of the former Soviet Union.  In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China, India, Indonesia and Thailand.

          We purchase tobacco in more than 45 countries.  Although a significant portion of the dollar value of tobacco we purchase is produced in the United States, the relative importance of tobacco grown overseas to our profitability has increased steadily.  During the twelve months ended March 31, 2005, approximately 15% of the dollar value of tobacco DIMON purchased was purchased in the United States.  The recent decreases in U.S. tobacco purchases, due to the shift to direct contract buying, are discussed in "Purchasing" below.  Approximately 24%, 7%, 7%, 6%, 6% and 6% of the dollar value of tobacco DIMON purchased during 2005 was purchased in Brazil, Turkey, Argentina, China, Malawi, and Zimbabwe, respectively.  The remaining 29% was purchased in more than 40 different countries with no single country accounting for more than 6% of the remaining amount purchased.

Purchasing

Tobacco is purchased at auction or directly from growers. In the United States, flue-cured and burley tobacco crops were traditionally sold at public auction, but these markets have undergone a fundamental change in recent years. There has been a significant shift from auction markets to purchasing directly from growers ("direct contract buying").  The U.S. Department of Agriculture has reported that approximately 75% of both the 2004 U.S. flue-cured and U.S. burley tobacco crops were sold through direct contract buying.  A number of our significant U.S. customers now purchase green tobacco directly from the growers. Although the tobacco purchased directly from growers by our customers has continued to be processed in our U.S. facilities, we no longer take ownership of that tobacco and no longer record sales revenues associated with its resale.  Under the direct contract buying system, purchasers generally buy a farmer’s entire tobacco crop.  The majority of our purchases of U.S. flue-cured and burley tobacco are made through the direct contract buying system where we buy the farmer’s entire crop.  With respect to tobacco purchased by us through this system (and to which we still take title), we assume the risk of matching the quantities and grades needed by our customers to the entire crop we must purchase under contract.  As a result, we work closely with our customers in advance of the crop to estimate our customer requirements and use these estimates as the basis to contract tobaccos directly from farmers.  However, this arrangement has increased the possibility that we may accumulate inventories of grades of tobacco that our customers do not need.  With respect to tobacco purchased directly by our customers (and to which we do not take title), the customer assumes the risk of loss of such tobacco while it is located at our facilities or enroute to and from our facilities.  When we purchase under an auction system, we continue to purchase tobaccos primarily to match specific customer orders.

Purchasing (Continued)

          Production and sales of U.S. tobacco have declined significantly in recent years.  The price of U.S. flue-cured and burley tobacco, through the 2004 crop years, was supported under an industry-funded federal government quota system that also regulated tobacco production.  The price support system has caused U.S. grown tobacco to be much more expensive than most non-U.S. tobacco, resulting in a declining trend in both exports and purchases by U.S. manufacturers.  Although the U.S. tobacco quota system was eliminated by legislation enacted in October 2004, it is unclear whether the expected lower price of U.S. grown tobacco will significantly offset the trend of declining purchases of U.S. grown tobacco.

          Other principal auction markets include Canada, India, Malawi and Zimbabwe.  We usually purchase tobacco at those auction markets after receiving specific customer orders or indications of customers' upcoming needs.  Our network of tobacco buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world.  These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco.

          In non-auction markets such as Argentina, Brazil, Bulgaria, China, Greece, Guatemala, Indonesia, Kyrgyzstan, Mexico, Mozambique, Spain, Tanzania, Thailand, Turkey, and Zambia, we purchase tobacco directly from growers or from local entities that have arranged for purchase from growers.  We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders.  Our arrangements with growers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital.  For example, in Brazil, we generally contract to purchase a grower's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered.  Pursuant to these purchase contracts, we provide growers with fertilizer and other materials necessary to grow tobacco and may either directly loan or guarantee Brazilian rural credit loans to growers to finance the crop.  Under longer-term arrangements with growers, we may also finance or guarantee financing on growers' construction of curing barns.   In addition, our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop.  In other non-auction markets, such as Argentina and China, we buy tobacco from local entities that have purchased tobacco from growers and supervise the processing of that tobacco by those local entities.  We believe that our long-standing relationships with our customers are vital to our purchasing operations outside of the auction markets.

Processing

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics.  After integration of the two companies and the closure or conversion to storage of six facilities, we will own and operate 40 tobacco processing facilities in 28 countries.  Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality.  Accordingly, we have located our processing facilities in proximity to our principal sources of tobacco.

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

          During 2005 and in prior years, we processed tobacco acquired by various stabilization cooperatives under the domestic price support program in the United States.  We can derive significant revenues from the fees charged for these processing services, particularly in years when a substantial portion of the domestic tobacco crop is acquired

Processing (Continued)

by such cooperatives under the program.  While these revenues are not material to our net sales, they result in additional recovery of fixed costs that may be significant to gross profit.  We believe that stabilization cooperative tobacco processing volumes will not be significant in the future as a result of the repeal of the federal tobacco price support and quota programs beginning with the 2005 crops under the “The American Jobs Creation Act of 2004.”

Customers and Selling Arrangements

Customers

We ship tobacco to manufacturers of cigarettes and other consumer tobacco products located in approximately 90 countries around the world.  We ship to international locations designated by these manufacturers.  A majority of the shipments of tobacco are to factories of these manufacturers that are located outside the United States.  In certain countries we also use commissioned agents to supplement our selling efforts.

          The consumer tobacco business in most markets is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  Of DIMON’s 2005, 2004, and 2003 sales and other operating revenues, approximately 15%, 17% and 21%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. and approximately 29%, 19% and 18%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Altria Group, Inc.  No other customer accounts for more than 10% of sales.  We generally have maintained relationships with our customers for over fifty years.  In 2005, DIMON delivered approximately 17% of its tobacco sales to customers in the United States, approximately 40% to customers in Europe and the remainder to customers located in Asia, Africa and elsewhere.

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

          Generally, our agreements with customers establish a framework for pricing our services that is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices. The majority of these agreements do not provide for minimum purchases and are terminable upon reasonable notice. None of the contracts are individually material to our business as a whole and we have no other significant supply agreements with our customers.

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

          Prior to our merger with Standard, there were three major global independent leaf tobacco merchants that were dependent upon a few large cigarette manufacturing customers.  The primary global independent leaf tobacco merchants were Universal Corporation, DIMON and Standard.  We believe that, based on revenues, DIMON ranked second among these global independent leaf tobacco merchants and Standard ranked third.

          In addition to the primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from farmers, and new independent leaf merchants are entering the leaf purchasing and processing business.  We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level.  These new independent merchants

Competition (Continued)

are buying an increasing portion of the crops in certain international markets, particularly Brazil, where the new entrants have been able to capitalize in the global transition to that market.  In the United States, the Flue-Cured Tobacco Stabilization Cooperative (“FCTSC”) has purchased the Vector facility in Roxboro, North Carolina. That facility enables the FCTSC to process tobacco and manufacture cigarettes.  The FCTSC also has a specialty products operation at this facility which competes with our specialty products operations.  In addition, the FCTSC and burley stabilization pools received inventory in lieu of cash from the Commodity Credit Corporation under the congressional quota buyout bill.

          With the completion of the merger, Alliance One is one of only two global independent leaf tobacco merchants, with substantially similar global market shares.  We expect to maintain a major position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco and, as a result of our scale, global reach, and financial resources, we believe we will be well-suited to serve the needs of large multinational cigarette manufacturers.

Seasonality

The purchasing and processing activities of our tobacco business are seasonal.  Flue-cured tobacco grown in the U.S. is purchased, processed and sold generally during the five-month period beginning in July and ending in November.  U.S.-grown burley tobacco is purchased, processed and sold usually from late November through January or February.  Tobacco grown in Brazil is usually purchased, processed and sold from January through July and April through September in Africa.  Other markets around the world have similar purchasing periods, although at different times of the year.

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

DIMON Employees

DIMON’s consolidated entities employed approximately 4,200 persons, excluding seasonal employees, in our worldwide operations at March 31, 2005.  In the U.S. operations, DIMON’s consolidated entities employed approximately 400 employees at March 31, 2005.  During processing periods the seasonal employees in the United States would number approximately 900.  Most U.S. seasonal employees are covered by collective bargaining agreements with two local labor unions.  None of DIMON’s full-time employees are covered by collective bargaining agreements with the exception of approximately 40 factory personnel.  In the non-U.S. operations, DIMON’s consolidated entities employed approximately 3,800 persons, excluding approximately 12,300 seasonal employees, at March 31, 2005.  We consider DIMON’s employee relations to be satisfactory.

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

Financial Information about Industry Segments, Foreign and Domestic Operations, and Export Sales

We operate in one segment, the tobacco business.  We purchase, process, sell and store leaf tobacco. Financial information concerning DIMON’s reporting is included in Note N to the "Notes to Consolidated Financial Statements."  Information with respect to DIMON’s working capital appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company’s executive officers who are serving in the capacities indicated effective with the closing of our merger with Standard on May 13, 2005.  These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
Brian J. Harker	55	Chairman and Chief Executive Officer

Robert E. Harrison	51	President and Chief Operating Officer

James A. Cooley	54	Executive Vice President - Chief Financial Officer

Steven B. Daniels	47	Executive Vice President - Operations

H. Peyton Green, III	55	Executive Vice President - Sales Director

Henry C. Babb	60	Senior Vice President - Chief Legal Officer and Secretary

Michael K. McDaniel	55	Senior Vice President - Human Resources

William D. Pappas	52	Senior Vice President - Chief Information Officer

The business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Brian J. Harker has served as Chairman and Chief Executive Officer of Alliance One International, Inc. since March 2003.  Mr. Harker served as President and Chief Executive Officer from May 1999 to February 2003.  He held the position of President and Chief Operating Officer from March 1999 to April 1999.

Robert E. Harrison has served as President and Chief Operating Officer of Alliance One International, Inc. since May 2005.  Previously, he was President and Chief Executive Officer of Standard Commercial Corporation from August 1996, and Chairman from August 2003, to May 2005.

James A. Cooley has held the position of Executive Vice President - Chief Financial Officer of Alliance One International, Inc. since May 2005.  Previously, he served as Senior Vice President - Chief Financial Officer of DIMON Incorporated from March 1999 to May 2005.

Steven B. Daniels has served as Executive Vice President - Operations of Alliance One International, Inc. since May 2005.  Previously, he was President and Chief Operating Officer of DIMON Incorporated from March 2003 to May 2005.  Mr. Daniels was Senior Vice President - Operations Director from October 2001 until February 2003.  He held the position of Senior Vice President - Regional Director Latin America/Africa from March 1999 to October 2001.

Henry C. Babb has served as Senior Vice President - Chief Legal Officer and Secretary of Alliance One International, Inc. since May 2005.  Previously, he served as Senior Vice President - Public Affairs, General Counsel and Secretary of Standard Commercial Corporation from April 2004 to May 2005.  Mr. Babb joined Standard in December 1997 as Vice President - Public Affairs and General Counsel, was appointed Secretary in June 1998 and was appointed Senior Vice President for Legal in April 2004.

Michael K. McDaniel has served as Senior Vice President - Human Resources of Alliance One International, Inc. since May 2005.  Previously, he served as Senior Vice President - Human Resources of Standard Commercial Corporation from April 2004 to May 2005.  Mr. McDaniel was Vice President - Human Resources of Standard from June 1997 to April 2004.

William D. Pappas has served as Senior Vice President - Chief Information Officer of Alliance One International, Inc. since May 2005, having previously served as Chief Information Officer of DIMON Incorporated since December 2004. Mr. Pappas joined DIMON as Vice President - Information Technology in March 1998 and was appointed Vice President - Chief Technology Officer in October 2001.

ITEM 2. PROPERTIES

Following is a description of DIMON’s material properties as of March 31, 2005.

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

The following is a listing of the various material properties used in operations all of which are owned by DIMON:

LOCATION	USE	AREA IN SQUARE FEET
UNITED STATES
DANVILLE, VA.	FACTORY/STORAGE	1,542,000
FARMVILLE, N.C.	FACTORY/STORAGE	895,000
LAKE CITY, S.C.	STORAGE	252,000
ROCKY MOUNT, N.C.	FACTORY/STORAGE	239,000

SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE	1,219,000
SANTA CRUZ, BRAZIL	FACTORY/STORAGE	1,013,000
VERA CRUZ, BRAZIL	STORAGE	311,000

AFRICA
HARARE, ZIMBABWE	FACTORY/STORAGE	1,080,000
LILONGWE, MALAWI	FACTORY/STORAGE	796,000
MOROGORO, TANZANIA	FACTORY/STORAGE	741,000
LUBUMBASHI, DEMOCRATIC REPUBLIC OF CONGO	STORAGE	288,000

EUROPE
IZMIR, TURKEY	FACTORY(2)/STORAGE	898,000
THESSALONIKI, GREECE	FACTORY/STORAGE	378,000
KARLSRUHE, GERMANY	FACTORY/STORAGE	236,000

ASIA
LAMPHUN, THAILAND	FACTORY/STORAGE	186,000
JAMBER, INDONESIA	STORAGE	251,000

ITEM 3. LEGAL PROCEEDINGS

Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries. DIMON and Standard subsidiaries in Spain, Italy and Greece have been subject to these investigations. Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, respectively, we believe there have been infringements of European Union antitrust law. On October 20, 2004, the EC fined DIMON and its Spanish subsidiaries €2.6 million (US$3.4 million) and Standard and its Spanish subsidiaries €1.82 million (US$2.3 million) solely relating to the investigations in Spain. DIMON and Standard along with their respective Spanish subsidiaries and other parties involved, have appealed to the European Court of First Instance for the annulment or modification of DGCOMP’s decision. Although the outcome of the appeals process in terms of both timing and results is uncertain, both DIMON and Standard have paid and recorded the fines in fiscal 2005 selling, general and administrative expenses.

          On March 1, 2004, DGCOMP issued a Statement of Objections to 11 entities within the Italian leaf tobacco industry, including DIMON and Standard and their respective Italian subsidiaries. Each company responded to the Statement of Objections and is cooperating fully in the investigation. We understand that DGCOMP intends to impose administrative penalties on the entities it determines have infringed antitrust law, and those penalties may be levied during fiscal 2006. We expect that penalties will be assessed in the Italian case that could be material, but believe that there may be mitigating circumstances in the investigation, including our cooperation with DGCOMP. We are unable to assess the amount of any penalties that might be imposed.

ITEM 3. LEGAL PROCEEDINGS (Continued)

          On March 16, 2005, the EC informed DIMON and Standard that it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices. The EC, however, could decide to reopen that investigation at some point in the future. Moreover, in relation to these investigations into certain tobacco buying and selling practices, the DGCOMP may decide to pursue investigations into other countries and additional fines may be assessed in those countries.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The following is a summary of matters submitted to vote at the Special Meeting of Shareholders of DIMON Incorporated held on April 1, 2005.  A total of 42,921,027 shares of DIMON Common Stock, or 94.6% of the 45,368,324 shares of Common Stock entitled to vote at the Special Meeting, was represented at the meeting.  Each of the proposals listed below is described in more detail in the Proxy Statement related to the Special Meeting, which was mailed to shareholders on or about March 4, 2005 and was filed with the SEC pursuant to Rule 424(b) on March 4, 2005.

(1)

Proposal to approve the plan of merger, dated as of November 7, 2004, by and among DIMON Incorporated and Standard Commercial Corporation, the merger contemplated thereby and the issuance of shares of DIMON common stock pursuant.

	The proposal was approved based on the following votes:
	For	Against	Abstain	Broker Non-Votes
	35,829,938	185,122	519,405	6,386,562

(2)	Proposal to change the name of DIMON Incorporated to Alliance One International, Inc. effective as of the closing of the merger.

	The proposal was approved based on the following votes:
	For	Against	Abstain	Broker Non-Votes
	33,456,457	2,539,912	538,096	6,386,562

(3)	Proposal to increase the number of authorized shares of DIMON common stock from 125 million to 250 million effective as of the closing of the merger.

	The proposal was approved based on the following votes:
	For	Against	Abstain	Broker Non-Votes
	31,724,356	4,263,903	546,206	6,386,562

(4)

Proposal to amend certain shareholder voting requirements described in detail in this joint proxy statement/prospectus which changes will be reflected in the amended and restated articles of incorporation effective as of the closing of the merger.

	The proposal was approved based on the following votes:
	For	Against	Abstain	Broker Non-Votes
	35,599,402	267,973	667,090	6,386,562

(5)

Proposal to approve certain other amendments to DIMON’s articles of incorporation described in detail in this joint proxy statement/prospectus which changes will be reflected in the amended and restated articles of incorporation effective as of the closing of the merger.

	The proposal was approved based on the following votes:
	For	Against	Abstain	Broker Non-Votes
	35,479,901	280,268	774,296	6,386,562

-8-

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (Continued)

(6)	Proposal to elect seven directors of DIMON, each to serve as of the closing of the merger for the terms specified herein.

	The following directors of Alliance One were elected to the terms and based on the votes reflected in the following table:
	Director	Class/Term	Votes Received	Votes Withheld
	Nigel G. Howard	II / 2005	42,228,708	692,319
	William S. Sheridan	II / 2005	42,228,708	692,319
	Mark W. Kehaya	III / 2006	42,228,708	692,319
	Gilbert L. Klemann, II	III / 2006	42,228,708	692,319
	Martin R. Wade, III	III / 2006	42,228,708	692,319
	Robert E. Harrison	I / 2007	42,228,708	692,319
	B. Clyde Preslar	I / 2007	42,228,708	692,319

(7)

Proposal to act with respect to any other business that properly comes before the meeting or any adjournments or postponements thereof, including any decision to adjourn the special meeting, if necessary, to solicit additional proxies in favor of any of the proposals above or for other reasons.

	The proposal was approved based on the following votes:
	For	Against	Abstain	Broker Non-Votes
	29,251,884	12,947,227	721,917	0

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Alliance One’s common stock is traded on the New York Stock Exchange, under the ticker symbol "AOI."  Prior to our merger with Standard Commercial Corporation on May 13, 2005, our common stock had been traded on the New York Stock Exchange under the ticker symbol “DMN” since April 3, 1995.

          The following table sets forth for the periods indicated the high and low reported sales prices of our common stock as reported by the NYSE and the amount of dividends declared per share for the periods indicated.

	DIMON Common Stock
	High	Low	Dividends Declared
Year Ended March 31, 2005
Fourth Quarter	$ 6.94	$5.76	$.075
Third Quarter	6.74	5.74	.075
Second Quarter	5.97	5.04	.075
First Quarter	7.72	5.50	.075

Nine Months Ended March 31, 2004
Third Quarter	$ 7.25	$6.28	$.075
Second Quarter	7.60	6.40	.075
First Quarter	7.46	6.53	.075

As of March 31, 2005, there were approximately 7,641 shareholders, including approximately 6,787 beneficial holders of our common stock.

          The payment of dividends by Alliance One is subject to the discretion of our board of directors and will depend on business conditions and compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations and other factors. There cannot be any assurance that Alliance One will continue to pay dividends at the current rate or at all.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
(Continued)

EQUITY COMPENSATION PLAN INFORMATION as of March 31, 2005 (1)

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (2)

Equity Compensation Plans Approved by Security Holders	4,145,480	9.19	2,355,428

Equity Compensation Plans Not Approved by Security Holders	0	Not Applicable	0

Total	4,145,480	9.19	2,355,428

(1)

The 2003 Incentive Plan provides that a maximum of 6,466,229 shares of Alliance One common stock may be issued pursuant to the plan, which number is increased annually by three percent (the “Replenishment Percentage”) of the amount, if any, by which the total number of shares of Alliance One common stock outstanding as of the last day of Alliance One’s fiscal year exceeded the total number of shares of Alliance One’s common stock outstanding as of the first day of such fiscal year, excluding for such purposes shares of Alliance One common stock issued under the Prior Plan.

(2)	The 2003 Incentive Plan allows for certain of these shares to be issued in the form of restricted stock grants.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS Alliance One International, Inc. and Subsidiaries (formerly DIMON Incorporated)

The information presented in the table below relates to periods ending prior to the completion of our merger with Standard Commercial Corporation on May 13, 2005.  Accordingly, the information presented does not include any results of operations or other information related to Standard.

(in thousands, except per share amounts and	Year	Nine Months
number of stockholders)	Ended	Ended	Years Ended June 30,
	March 31, 2005	March 31, 2004 (4)	2003	2002	2001
Summary of Operations
Sales and other operating revenues	$1,311,388	$ 802,083	$1,197,467	$1,192,613	$1,343,743
Restructuring and asset impairment
charges (recovery)	5,036	22,539	-	-	(5,307)
Income (loss) from continuing operations	19,002	(21,539)	26,829	26,258	24,267
Income (loss) from discontinued operations	(5,714)	(11,329)	(549)	1,218	730
Cumulative effect of accounting changes,
net of income taxes	-	-	-	-	(103)
Extraordinary item - Iraqi receivable
recovery, net of income taxes	-	-	1,777	-	-
Net Income (Loss)	13,288	(32,868)	28,057	27,476	24,894

Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$ .42	$ (.48)	$.60	$.59	$.55
Income (loss) from discontinued operations	(.12)	(.25)	(.01)	.03	.02
Net income (loss)	.30	(.73)	.63	.62	.56

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$ .42	$ (.48)	$.59	$.58	$.54
Income (loss) from discontinued operations	(.13)	(.25)	(.01)	.03	.02
Net income (loss)	.29 *	(.73)*	.62*	.61*	.56*

Dividends paid	.30	.225	.275	.20	.20
Book value	9.13	9.19	10.16	9.74	9.23

Balance Sheet Data
Working capital (1)	$ 468,265	$ 419,703	$ 443,790	$ 436,012	$ 179,238
Total assets	1,404,059	1,357,404	1,353,152	1,277,090	1,182,089
Revolving Credit Notes and Other
Long-Term Debt (1)	413,084	347,681	351,569	328,883	128,641
Convertible Subordinated Debentures	73,328	73,328	73,328	73,328	73,328
Stockholders’ equity	414,312	414,885	454,573	434,663	411,539

Other Data
Ratio of Earnings to Fixed Charges (2)	1.48	-	1.70	1.72	1.59
Common shares outstanding at year end	45,368	45,162	44,737	44,640	44,575
Number of stockholders at year end (3)	7,641	5,945	5,946	6,025	4,611

*    Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings per share.  For the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

1)

Working capital increased in fiscal 2002 due to the issuance of long-term debt which was used to refinance both the current portion of long-term debt and other short-term debt.  See Note H to the "Notes to Consolidated Financial Statements."

2) In 2004, fixed charges exceeded earnings by approximately $35.7 million.

3) Includes the number of stockholders of record and non-objecting beneficial owners.

4) In June 2003, we changed our fiscal year to March 31. As a result of this change, we reported a nine month transition year ending March 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our company was renamed Alliance One International, Inc. on May 13, 2005, concurrent with the merger of Standard Commercial Corporation with and into DIMON Incorporated, the third largest and second largest global independent leaf tobacco merchants, respectively.  Accordingly, the information regarding our fiscal year ended March 31, 2005 and for any other time prior to the completion of our merger in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relates only to DIMON Incorporated.

Executive Overview

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Operating Results

Sales and gross profit increased over the prior twelve months due to increased crop sizes in South America, Malawi and Tanzania and improved pricing and customer demand in the European oriental and Asian tobacco markets.  However, gross margins were negatively impacted by higher product costs in certain areas and growing conditions in northern Brazil in our dark tobacco operations.

          Our financial results were also negatively impacted by the effect of the continued weakening of the U.S. dollar, which inflated the translation of our reported selling, administrative and general (SG&A) expenses denominated in other currencies.  Our SG&A expenses were also increased by the costs of compliance with Sarbanes-Oxley requirements.  We estimate these costs to be in excess of $6.0 million of which $4.9 million was direct costs.  The remainder was utilization of internal resources.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges of $5.0 million were incurred during 2005 related to a strategic review we initiated in 2004 to adjust our production capacity and organization to better match current requirements.  This review originally resulted in restructuring and asset impairment charges of $22.5 million in fiscal 2004.  The major 2005 initiatives are highlighted below.  See Note D to the “Notes to Consolidated Financial Statements.”

• United States fixed asset impairment charges, primarily machinery and equipment, were $0.7 million and severance and other costs for employees notified were $2.1 million.

•

Impairment charges related to a non-tobacco investment totaled $2.2 million for machinery and equipment in connection with an investment in 2004 of a newly consolidated U.S.-based non-tobacco business.

Discontinued Operations

One initiative of the strategic review begun in 2004 was the disposal of our Italian processing facility.  On September 30, 2004, concurrent with the sale of the Italian processing facility, we made the decision to discontinue all Italian operations as part of our ongoing plans to realign our operations to more closely reflect worldwide changes in the sourcing of tobacco.  Accordingly, the results of operations and the assets and liabilities have been reclassified and presented as discontinued operations in the financial statements and related notes for all periods presented herein.  See Note C to the “Notes to Consolidated Financial Statements.”

Covenant Compliance

During fiscal 2005, we identified a financial covenant default under our Senior Notes indentures and bank credit facility related to an inaccurate calculation of amounts available to make certain “Restricted Payments.”  As explained in more detail under “Liquidity and Capital Resources,” we obtained consents and amendments for these defaults from our Senior Noteholders and bank credit facility on November 1, 2004.  See Note H to the “Notes to Consolidated Financial Statements.”

Outlook

Our recent merger with Standard Commercial Corporation builds on our ongoing operational restructuring, which seeks to position our business for long-term growth and value creation by streamlining operations and investing in key areas and new markets.  We see the merger as an excellent means to escalate those efforts, while enhancing our ability to respond to our customers’ evolving needs.  As Alliance One, we have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers.  See Note B to the “Notes to Consolidated Financial Statements” for discussion of the integration process.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Change in Fiscal Year

On June 23, 2003, our Board of Directors adopted a change in fiscal year end from June 30 to March 31.  The primary purpose of the change was to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  Our predecessor companies selected the June 30 fiscal year end many years ago when operations were substantially domestic because it matched the U.S. crop cycle.  However, given the importance of our international operations today, particularly those in South America, a March 31 year end is a more appropriate fiscal end.  As a result of this change, we reported a nine month transition year ending March 31, 2004.  Our new fiscal year 2005 commenced on April 1, 2004.  In order to facilitate comparison with the year ended March 31, 2005, we have provided condensed consolidated financial data for the twelve month period ended March 31, 2004 (unaudited) in Note A to the “Notes to Consolidated Financial Statements.”

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires the use of estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental disclosures including information about contingencies, risk and financial condition.

          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions.  Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied.  Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee.  Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements.

Inventories

Inventories are valued at the lower of cost or market. Inventories are reviewed and written down for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand and market conditions vary from those projected by management, additional write downs to lower of cost or market value may be required.  Inventory write downs as of March 31, 2005 and 2004 were $9.7 million and $5.0 million, respectively.

Income Taxes

We operate in numerous tax jurisdictions internationally as well as the United States.  Accordingly, we must estimate current income tax provisions in each of these jurisdictions as well as assess the income tax effects resulting from differing treatment of items for financial reporting and income tax purposes.  We are also subject to tax audits in each of these jurisdictions, which could result in changes to estimated income tax expense.  Because tax audit adjustments in certain jurisdictions can be significant, we record accruals representing our best estimate of the probable resolution of these matters.  In determining the valuation allowances to establish against deferred tax assets, we consider many factors, including the specific taxing jurisdiction, any applicable loss or credit carryforward period, income tax strategies and forecasted earnings for the entities in each jurisdiction.  A valuation allowance is recorded if, based on the weight of available evidence, we conclude that it is more likely than not that some portion or all of the deferred tax asset will not be realized.  These factors could be subsequently affected by changes in future taxable income and its sources and by changes in U.S. or foreign tax laws. Our effective income tax rate could be impacted by changes in these factors.  See Note L to the "Notes to Consolidated Financial Statements" for further disclosure on income taxes.

-13-

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

          The earnings growth rate would need to decrease by approximately one-half of one-percentage point before there would be an indication of possible impairment.  At January 1, 2005, the discount rate would need to increase more than 25 basis points before a possible impairment would be indicated.  If the carrying amount of the net assets exceeds fair value, a possible impairment would be indicated.  If a possible impairment is indicated, we would estimate the implied fair value of goodwill by comparing the carrying amount of the net assets excluding goodwill to the total fair value.  If the carrying amount of goodwill exceeds its implied fair value, an impairment charge would be recorded.  We also use judgment in assessing whether we need to test more frequently for impairment than annually.  Factors such as unexpected adverse economic conditions, competition and other external events may require more frequent assessments.  See Notes A and D to the “Notes to Consolidated Financial Statements” for further disclosure of goodwill and impairment.

          We have no intangible assets with indefinite useful lives.  We have other intangible assets with a gross carrying amount of approximately $19.7 million and a net carrying amount of about $8.7 million.  These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred.  If the carrying amount of an intangible asset exceeds its fair value based on estimated future undiscounted cash flows, an impairment loss would be indicated.  The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows.  We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives.  The factors considered are similar to those outlined in the goodwill impairment discussion above.  See Note A to the “Notes to Consolidated Financial Statements.”

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

          Under SFAS No. 144, a component of a business is reported as discontinued operations if the operations and cash flows have been reclassified from ongoing operations and there will be no significant involvement in such operations in the future.  On September 30, 2004, concurrent with the sale of the Italian processing facility, we decided to discontinue operations in Italy and are reporting those operations as discontinued operations in our financial statements accordingly.  See Notes C and D to the “Notes to Consolidated Financial Statements” for further disclosure.

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

Discount rate: The discount rate is based on investment yields available at the measurement date on high-quality fixed income obligations, such as those included in the Moody’s Aa bond index.

Salary increase assumption:  The salary increase assumption reflects our expectations with respect to long-term salary increases of our workforce.  Historical pay increases, expectations for the future, and anticipated inflation and promotion rates are considered in developing this assumption.

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

Health Care Cost Trends: Trends for future increases in medical costs are based on past experience as well as forecasts of long-term medical cost trends.

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly.  Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $0.4 million in the fiscal year ended March 31, 2006 as compared to March 31, 2005.  We continually evaluate ways to better manage benefits and control costs.  The cash contribution to our cash balance plan in 2005 was $0.6 million and is expected to be $1.3 million in 2006.

The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.  Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.

-15-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies (Continued)

Pensions and Postretirement Health Care and Life Insurance Benefits (Continued)
The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension Plans)
1% increase in discount rate	$ (7,431)	$ (616)
1% decrease in discount rate	$ 8,613	$ 698

1% increase in salary increase assumption	$ 2,008	$ 479
1% decrease in salary increase assumption	$ (1,833)	$ (422)

1% increase in cash balance crediting rate	$ 881	$ 126
1% decrease in cash balance crediting rate	$ (863)	$ (119)

1% increase in rate of return on assets		$ (322)
1% decrease in rate of return on assets		$ 322

Change in Assumption (Other Postretirement Benefits)
1% increase in health care cost trend rates	$ 943	$ 100
1% decrease in health care cost trend rates	$ (836)	$ (87)

Accounting Matters

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  This Statement eliminates the exception to fair value for exchanges of similar productive assets in APB Opinion No. 29 and replaces it with a general exception for exchange transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.  As the focus of this pronouncement is on items that do not result in significant changes in cash flows, we anticipate no material effect on either financial position or results of operations.

           In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities.  The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  We do not expect the adoption of SFAS No. 151 to have a material impact on our financial position or results of operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounting Matters (Continued)

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  We will implement this new standard no later than April 1, 2006, the beginning of our first fiscal year after June 15, 2005.  The implementation of this new standard will have no impact on our overall financial position.  However, as shown in Note A to the “Notes to Consolidated Financial Statements,” implementation would have impacted net income in the current period by approximately $0.9 million had the standard been adopted in prior periods.  The actual impact of adoption cannot be predicted as it will depend on levels of share-based payments granted in the future.  SFAS No. 123(R) will also require the benefits of tax deductions in excess of compensation costs to be reported as a financing cash flow, rather than an operating cash flow as required by current literature.  While this requirement will reduce net operating cash flows and increase net financing cash flows after adoption, we do not anticipate this impact to be material at this time.

Results of Operations

Operating Environment:

Global

The global supply and demand for leaf tobacco continues to be substantially balanced.  There continue to be significant tobacco production volume reductions from historic levels in both the United States and Zimbabwe.  These reductions, as well as anticipated future reductions in Western Europe, have created a shift in the sourcing of customer requirements primarily to Argentina, Brazil, Asia and certain African countries other than Zimbabwe.  This has and will continue to impact the ongoing requirements of our organizational structure and asset base.

Africa

The political and economic turmoil in Zimbabwe continues to present uncertainties as the country remains in a period of civil unrest accompanied by a deteriorating economy and food shortages. Although the 2005 crop size is expected to increase slightly, we are expecting to buy, process and sell quantities similar to that handled in the previous crop year. Some customers have shifted portions of their Zimbabwe purchases to Brazil, Argentina and certain other African countries.  Flue-cured and burley production in Tanzania, Malawi, Mozambique, the Democratic Republic of Congo and Zambia continues to increase in an effort to retain our customer volumes lost from Zimbabwe.  Utilization of our regional processing facilities continues with tobaccos from Mozambique, Zambia and the Democratic Republic of Congo being packed and exported from our plants in Tanzania, Malawi and Zimbabwe. Customer reactions to our efforts in the African region have been positive and our traditional customer base has remained stable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Operating Environment: (Continued)

South America

We continue to see excellent results in our Brazilian operation as customers shift portions of their Zimbabwe and U.S. requirements to Brazil.  Brazil is our largest source country in terms of volume and revenue.  We consider this region to be a viable area for continued growth in tobacco leaf production and customer commitment.  The 2005 Brazilian crop, expected to be larger, did not materialize due to dry adverse weather conditions.  The 2005 crop size is anticipated to be the same as last year.  Processing of this year’s crop has been delayed due to slow delivery of tobacco by farmers. Effective January 1, 2005, the government of Rio Grande do Sul, the state in which our subsidiaries operate in Brazil, adopted transfer tax changes which are likely to increase our cost of doing business in Brazil, and such increase may be substantial in fiscal 2006.  Also, the devaluation of the U.S. dollar against the Brazilian real has and will continue to increase the cost of our inventory and operating costs.  Argentina has also benefited from the smaller crop size in Zimbabwe and is considered as an additional reliable source to Zimbabwe, Brazil and the United States for flavor tobaccos.  The customer base for both Guatemala and Mexico is somewhat limited by the high production costs in those countries. Our operations in those countries generally purchase and process only to customer orders.

Asia

The Asian region provides our customers with a good quality product at a comparatively lower cost.  The importance of the Asian region is increasing as our customers expand their cigarette manufacturing operations into the region.  In Thailand, we purchase and process tobacco through our own operations. In other areas of Asia, we supervise the purchase and processing of tobacco in conjunction with operations owned by governmental and other third parties.  The demand for Asian origin leaf continues to rise and we are expanding the coverage of operations to accommodate the increasing demand and to participate in this growth.  Imports of tobacco into China are anticipated to rise due to their increased requirements for tobaccos primarily from Brazil, the United States and Africa.  We operate an extensive agronomic program in China, Thailand, India and Indonesia improving the quality of crops and the return to farmers.

Europe

We remain active in the flue-cured and burley EU markets to satisfy our customer requirements.  The Common Agricultural Policy (CAP) support for tobacco has recently been reformed and will have varying impact on individual EU countries regarding subsidy payments to producers starting in 2006.  We are actively addressing the potential effects this will have on our operations in these markets and anticipate there could be material reductions in production volumes specifically in Western Europe.  We believe that Turkey will remain the most important oriental tobacco market.  As a result of the introduction of the direct contract buying system, we anticipate crop sizes more in line with demand and a subsequent gradual ending of the large government stocks in Turkey of the past.  Our other “classical” oriental operations including those in Greece, Bulgaria and Macedonia continue to contribute to the region’s growth, with Macedonia and Bulgaria being markets with a high potential to supply customers needs in the future.  To compliment the oriental market, our operations in the “non-classical” semi-oriental areas continue to contribute to the total development of the region and serve our customers.  We believe we have a strong presence in all the important oriental and semi-oriental markets.  We continue to evaluate our European processing operations in order to achieve improved efficiencies and cost reductions.

-18-

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Operating Environment: (Continued)

North America

The U.S. Congress passed legislation entitled “The American Jobs Creation Act of 2004” and the President signed this legislation into law on October 22, 2004.  This complex bill includes a buyout of the U.S. tobacco growers quota system.  This law repeals the federal tobacco price support and quota programs beginning with the 2005 crops, provides compensation payments to tobacco quota owners and growers, provides an assessment mechanism for tobacco manufacturers and importers of consumer tobacco products to fund the buyout, and provides for the disposal of existing stabilization and pool stocks.  The buyout legislation contains no safety net or production control provisions.  Tobacco can now be grown anywhere in the United States, with no limits on volume or protection on price.  The market for U.S. grown leaf tobaccos has largely become limited to domestic customers, as traditional foreign buyers have significantly reduced or eliminated these tobaccos from their product blends.  The current U.S. market has substantially converted to direct contract purchasing over the past several years with certain domestic customers now purchasing their requirements directly from farmers.  As a result, our U.S. operations are increasingly focused on providing processing services to our customers.  We expect a benefit of lower prices due to the U.S. tobacco buyout with the anticipation of U.S. grown leaf tobacco becoming more competitive and stabilizing production in the country.  Our Canadian operations continue to contribute to the region’s profitability.

Dark Tobacco

DIMON’s dark air-cured tobacco operations service manufacturers of cigars, dark cigarettes, chewing tobacco, pipe tobacco and roll-your-own cigarettes. Strong demand continues to exist for quality wrappers and binders for the cigar industry.  Demand for both cigar and cigarette dark filler tobaccos remains weak, resulting in continued lower sales volumes of this type of tobacco.  In addition, the 2003 and 2004 crops in northern Brazil have been negatively impacted by unfavorable growing conditions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Condensed Statement of Consolidated Income
	Twelve Months Ended March 31,			Nine Months Ended March 31,
(in millions)	2005	Increase/ (Decrease)	2004 (unaudited)	2004	Increase/ (Decrease)	2003 (unaudited)
Sales and other operating revenues	$1,311.4	$161.1	$1,150.3	$802.1	$(47.1)	$849.2
Gross profit	187.9	13.9	174.0	105.5	(31.2)	136.7
Selling, administrative and general expenses	125.2	(0.2)	125.4	88.1	11.8	76.3
Other income	(5.3)	(5.3)	-	-	-	-
Restructuring and asset impairment charges	5.0	(17.5)	22.5	22.5	22.5	-
Interest expense	52.8	8.0	44.8	32.2	(2.1)	34.3
Interest income	4.5	(2.4)	6.9	6.4	3.9	2.5
Derivative financial instruments (income)/expense	(13.1)	(8.6)	(4.5)	(6.5)	(16.9)	10.4
Income taxes (benefit)	9.1	4.7	4.4	(0.6)	(4.7)	4.1
Equity in net income (loss) of investee companies	0.1	0.1	-	(0.5)	(0.3)	(0.2)
Minority interests (income)	(0.3)	2.8	(3.1)	(2.8)	(2.9)	0.1
Income (loss) from discontinued operations	(5.7)	6.3	(12.0)	(11.3)	(11.4)	0.1
Extraordinary item – Iraqi receivable recovery,
net of $1.0 income tax	-	(1.8)	1.8	-	-	-
NET INCOME (LOSS)	$ 13.3*	$ 32.1*	$ (18.8)	$(32.9)*	$(46.9)*	$ 14.0*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Twelve Months Ended March 31,			Nine Months Ended March 31,
(in millions, except per kilo amounts)	2005	Increase/ (Decrease)	2004 (unaudited)	2004	Increase/ (Decrease)	2003 (unaudited)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,279.1	$168.1	$1,111.0	$764.8	$(45.0)	$809.8
Kilos	414.0	34.4	379.6	260.4	(2.9)	263.3
Average price per kilo	$ 3.09	$ 0.16	$ 2.93	$ 2.94	$(0.14)	$ 3.08

Processing and other revenues	$ 32.3	$ (7.0)	$ 39.3	$ 37.3	$(2.12)	$ 39.4
Total sales and other operating revenues	$1,311.4	$ 161.1	$1,150.3	$802.1	$(47.1)	$849.2

Comparison of the Year Ended March 31, 2005 to the Twelve Months Ended March 31, 2004 (Unaudited)

Sales and other operating revenues increased 14.0% from $1,150.3 million in 2004 to $1,311.4 million in 2005.  This $161.1 million increase is a combination of a $168.1 million increase from sales and other operating revenues of tobacco owned and sold offset by a $7.0 million decrease in processing and other service revenues.

          The $168.1 million increase in sales and other operating revenues of tobacco owned and sold results from a 34.4 million kilo or 9.1% increase in quantities sold and an $0.16 or 5.5% increase in the average price per kilo.  Sales of U.S. tobacco decreased $8.2 million while sales of non-U.S. tobacco increased $176.3 million.   The decrease in sales of U.S. tobacco was primarily due to a decrease of $13.5 million from a decrease in quantities of 2.4 million kilos offset by an increase of $5.3 million resulting from higher average sales prices due to changes in product mix.  The reduction in U.S. sales resulted from both delayed shipments of burley tobacco as well as reduced orders.  The increase in non-U.S. sales is a combination of $77.7 million from higher average sales prices and $98.6 million from an increase of 36.8 million kilos.  Increased crop sizes in South America, Malawi and Tanzania resulted in significantly higher sales volume and increased average sales prices.  However, Zimbabwe tobacco quantities continued to decline due to smaller crop sizes as a result of continued political interference in agricultural production.  Non-U.S. sales further increased from improved pricing and customer demand in the European oriental and Asian tobacco markets.

The $7.0 million decrease in processing and other service revenues primarily relates to lower quantities of U.S. customer-owned tobacco processed.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2005 to the Twelve Months Ended March 31, 2004 (Unaudited) (Continued)

          Gross profit as a percentage of sales decreased to 14.3% in 2005 compared to 15.1% in 2003 while our gross profit increased $13.9 million to $187.9 million in 2005 from $174.0 million in 2004.  This increase was primarily due to increased volumes in South America, Malawi and Tanzania and increased customer demand in Asia and Europe.  These increases were offset by higher costs in Mozambique and decreased volumes in Zimbabwe.  Margins were further eroded by higher product costs in South America and Turkey.  Margins in the United States were positively impacted by higher average prices.  Gross profit was also negatively impacted by unfavorable growing conditions in northern Brazil on our dark tobacco operations on both the 2003 and 2004 crops.

          Selling, administrative and general expenses remained relatively constant at $125.2 million in 2005 compared to $125.4 million in 2004.  Personnel related costs decreased a net of $2.3 million primarily due to decreases in retirement costs.  Depreciation and amortization decreased $1.3 million from the prior year as well as insurance costs by $0.6 million.  Other decreases of $0.5 million relate primarily to travel.  These decreases were offset by increases in legal and professional fees of $4.5 million.  The increase in legal and professional fees primarily relate to the assessment paid related to the DGCOMP investigation of $3.4 million, Sarbanes-Oxley requirements of approximately $3.0 million, merger-related fees of $2.0 million, debt covenant fees of $0.8 million and increased legal and other fees of $1.3 million in 2005.  The increase was partially offset by the prior year DeLoach settlement of $6.0 million.  While selling, administrative and general expenses did not change significantly overall, they were adversely impacted by exchange rate changes on expenses denominated in the Euro, Sterling and Brazilian real by an estimate of $2.0 million.  In addition, including the legal and professional fees referred to above, the Sarbanes-Oxley requirements in 2005 cost an estimated total of $6.0 million with approximately $4.9 million in direct expenses and the remainder in utilization of internal resources.

Other income of $5.3 million in 2005 relates primarily to fixed asset sales and insurance recoveries.

          Restructuring and asset impairment charges were $5.0 million in 2005 compared to $22.5 million in 2004.  The 2005 charges are primarily related to the strategic review begun in 2004 and are comprised of asset impairment charges of $2.9 million on assets located in the United States and additional severance charges of $2.1 million.  The charges in 2004 were comprised of $20.8 million for asset impairments and $1.7 million for employee separations.  See Note D to the “Notes to Consolidated Financial Statements.”

Interest expense increased $8.0 million from $44.8 million in 2004 to $52.8 million in 2005. This change is attributable to higher average borrowings.
Interest income decreased $2.4 million from $6.9 million in 2004 to $4.5 million in 2005 primarily due to lower cash balances in Brazil and Zimbabwe.

          Derivative financial instruments resulted in a $13.1 million benefit in 2005 compared to a $4.5 million benefit in 2004.  The benefit relates to the changes in fair value of non-qualifying interest rate swap agreements as discussed in Note F to the “Notes to Consolidated Financial Statements.”

          Effective income tax rate was 33% in 2005 and 29% in 2004, excluding the tax effect on 2004 restructuring and asset impairment costs.  This rate relates primarily to the distribution of taxable income among various taxing jurisdictions as well as assumptions on the inability to utilize deferred tax assets resulting from net operating losses.  The tax rate in 2004, including the tax effect on restructuring and asset impairment costs, was adversely affected by deferred income tax expense related to expiring tax credits and undistributed earnings of foreign subsidiaries no longer considered permanently reinvested.  The 2004 tax rate was further impacted by no income tax benefit being realized on certain asset impairment charges.  The ending result in 2004 was the recognition of $4.4 million in income tax expense on a pre-tax loss of $7.3 million.

          Minority interests resulted in income of $0.3 million in 2005 compared to $3.1 million in 2004.  This change is primarily due to the 2004 acquisition of majority interest in an entity previously reported using the equity method of accounting.  This entity had losses, including impairment charges, which resulted in an allocation to minority interest shareholders of $2.8 million.  See Note D to the “Notes to Consolidated Financial Statements.”

          Loss from discontinued operations was $5.7 million in 2005 compared to $12.0 million in 2004, all of which related to the discontinuation of our Italian operations in September 2004.  The decrease in the loss from 2004 to 2005 is primarily the result of $6.9 million of fixed asset impairment charges in 2004 and a decrease of $2.2 million in lower of cost or market adjustments offset by a reduction in gross profit on sales from Italy of $2.2 million and a loss on disposal in 2005 of $1.5 million.  Also, see Note C to the “Notes to Consolidated Financial Statements.”

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Nine Months Ended March 31, 2004 to the Nine Months Ended March 31, 2003 (Unaudited)

Sales and other operating revenues decreased 5.5% from $849.2 million in 2003 to $802.1 million in 2004.  This $47.1 million decrease is a combination of a $45.0 million decrease from sales and other operating revenues of tobacco owned and sold and a $2.1 million decrease in processing and other service revenues.

          The $45.0 million decrease in sales and other operating revenues of tobacco owned and sold results from a 2.9 million kilo or 1.1% decrease in quantities sold and an $0.14 or 4.5% decrease in the average price per kilo.  Sales of U.S. tobacco decreased $34.0 million and sales of non-U.S. tobacco decreased $11.0 million.  The decrease in sales of U.S. tobacco was primarily due to a decrease of $26.2 million from a decrease in quantities of 4.4 million kilos as well as a decrease of $7.8 million resulting from lower average sales prices due to changes in product mix.  The reduction in U.S. sales resulted from reduced sales to both U.S. and non-U.S. customers due to the higher price of U.S. tobacco relative to similar tobacco from other origins.  Lower average sales prices of non-U.S. tobacco resulted in decreases of  $15.0 million primarily due to both shifts in origins of tobacco and changes in product mix and was partially offset by increased sales of $4.0 million due to increased quantities.  The non-U.S. tobacco sales decrease was attributable to lower sales from Brazil, Zimbabwe and Malawi partially offset by increases in European oriental and Asian tobaccos. Quantities of tobacco from Brazil were reduced due to the weather related lower crop yield as well as earlier shipments of current crop tobaccos to customers which resulted in a shift of sales into fiscal 2003.  Zimbabwe tobacco quantities were reduced due to smaller crop sizes as a result of continued political interference in agricultural production.  Quantities from Malawi were reduced due to less than favorable growing conditions.  The increases in quantities of European oriental tobacco and Asian tobacco were due to improved customer demand.  The Asian products are lower priced and have the impact of reducing the average price of non-U.S. products sold.

The $2.1 million decrease in processing and other service revenues relates to lower U.S. revenues as a result of lower quantities of customer-owned tobacco processed.

          Gross profit as a percentage of sales decreased to 13.2% in 2004 compared to 16.1% in 2003.  Our gross profit decreased $31.2 million to $105.5 million in 2004 from $136.7 million in 2003.  This decrease was primarily due to the decreased volumes in the United States, Brazil, Zimbabwe and Malawi.  Margins in Zimbabwe were further eroded by higher product costs.  In addition to lower volumes, margins in the United States were negatively impacted by higher insurance costs.  The increased quantities from Asia consisted of lower margin products.  In Europe, increases in margin resulting from higher quantities of oriental tobacco were substantially offset by the impact of a poor oriental crop in Greece.  Gross profit was also negatively impacted by the 2004 $2.1 million increase in the lower of cost or market adjustment (LCM) related to the March 31st tobacco inventories. In 2004, we recognized a $5.0 million LCM compared to $2.9 million LCM in 2003.  The increased LCM in 2004 is primarily attributable to the impact of unfavorable growing conditions in Indonesia and northern Brazil on our dark tobacco operations.

          Selling, administrative and general expenses increased $11.8 million or 15.5% from $76.3 million in 2003 to $88.1 million in 2004.  Personnel related costs increased a net of $5.0 million primarily due to increases in salary, retirement expense and other personnel costs offset by a decrease of $2.7 million related to incentive compensation plans. Exchange rate changes on expenses denominated in euros, sterling and real resulted in an estimated increase of $2.7 million.  Legal and professional fees increased $2.1 million primarily due to Sarbanes-Oxley requirements and the compression of audit fees into the nine month fiscal year.  Insurance expense increased $1.1 million due to continued higher premium charges.  Other increases of $0.9 million relate primarily to travel.

          Restructuring and asset impairment charges were $22.5 million in 2004.  These charges are comprised of $20.8 million for asset impairments and $1.7 million for employee separations.  See Note D to the “Notes to Consolidated Financial Statements.”

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

          Derivative financial instruments resulted in a $6.5 million benefit in 2004 compared to a $10.4 million charge in 2003.  The charge or benefit relates to the changes in fair value of non-qualifying interest rate swap agreements as discussed in Note F to the “Notes to Consolidated Financial Statements.”

          Effective income tax rates of 3% in 2004 and 23% in 2003 relate primarily to the distribution of taxable income among various taxing jurisdictions as well as assumptions on the inability to utilize deferred tax assets resulting from net operating losses.  In addition, the effective income tax rate in 2004 is adversely affected by deferred income tax expense related to expiring tax credits and undistributed earnings of foreign subsidiaries no longer considered permanently reinvested and by certain asset impairment charges for which no income tax benefit is realized.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Nine Months Ended March 31, 2004 to the Nine Months Ended March 31, 2003 (Unaudited) (Continued)

          Loss from discontinued operations was $11.3 million in 2004 compared to income of $0.1 million in 2003.  The loss in 2004 includes $6.9 million of fixed asset impairment charges, an increase of $2.3 million in lower of cost or market adjustments and a reduction in gross profit on the 2004 sales from Italy of $1.3 million.  All of these amounts relate to the discontinuance of our Italian operations.  Also, see Note C to the “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.

	Year	Nine Months	Year
	Ended	Ended	Ended
(in millions, except for current ratio)	March 31, 2005	March 31, 2004	June 30, 2003
Cash and cash equivalents	$ 29.1	$ 18.8	$ 88.9
Net trade receivables	219.8	192.8	172.9
Inventories and advances on purchases of tobacco	575.0	556.6	512.3
Total current assets	869.9	865.6	848.3
Notes payable to banks	212.0	243.7	210.2
Accounts payable	90.9	65.9	70.9
Total current liabilities	401.6	445.9	404.5
Current ratio	2.2 to 1	1.9 to 1	2.1 to 1
Working capital	468.3	419.7	443.8
Revolving Credit Notes and Other Long-Term Debt	94.9	11.9	10.3
Convertible Subordinated Debentures	73.3	73.3	73.3
Senior Notes	318.2	335.8	341.3
Stockholders’ equity	414.3	414.9	454.6
Purchase of property and equipment	16.5	25.7	28.0
Proceeds from sale of property and equipment	8.1	1.4	2.7
Depreciation and amortization	33.1	26.3	34.5
Dividends paid	13.6	10.1	12.3

          The purchasing and processing activities of our business are seasonal.  Our need for capital fluctuates accordingly and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year end.  We historically have needed capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also prefinance tobacco crops in numerous foreign countries, including Argentina, Brazil, Canada, Greece, Guatemala, Indonesia, Malawi, Mexico, Mozambique, Tanzania, Thailand, Turkey, Zambia and Zimbabwe, by making advances to growers and grower co-operatives prior to and during the growing season.

          Our working capital increased from $419.7 million at March 31, 2004 to $468.3 million at March 31, 2005.  Our current ratio was 2.2 to 1 in 2005 compared to 1.9 to 1 in 2004.  At March 31, 2005, our current assets had increased $4.3 million and current liabilities had decreased $44.3 million from March 31, 2004.  The increase in current assets is primarily due to a $27.0 million increase in accounts receivable, an $18.4 million increase in inventories and advances on purchases of tobacco and a $10.3 million increase in cash partially offset by a $36.7 million decrease in assets of discontinued operations and a $11.7 million decrease in prepaid expenses and other assets.  The $44.3 million decrease in current liabilities relates primarily to decreases of $31.7 million in notes payable to banks, a $27.7 million decrease in advances from customers and a $9.2 million decrease in liabilities of discontinued operations partially offset by a $25.0 million increase in accounts payable. The increase in accounts receivable is primarily due to increased sales in 2005 compared to 2004 including increased sales during the fourth quarter of $16.1 million.  The increase in inventories and advances on purchases of tobacco relates to the build up of inventories from larger South American and African crops as well as larger quantities of European oriental tobaccos.  Increases in inventory and advances on purchases were partially offset by decreases in the United States, Asia and the dark tobacco regions.  The changes in cash and notes payable to banks are related to financing levels of inventory and advances at March 31, 2005 compared to March 31, 2004 and net income in 2005 compared to a net loss in 2004.  Decreases in assets and liabilities of discontinued operations relate primarily to both the 2005 sale of our Italian processing facility and current year sales of inventory.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

          Cash provided by operating activities was $6.4 million in 2005 compared to cash used of $54.8 million in 2004 and $7.6 million provided in 2003. The increase in cash flows from operations in 2005 compared to 2004 is due primarily to a $46.2 million increase in net income, $47.2 million more cash provided by operating activities of discontinued operations, $25.7 million less cash used for accounts payable and accrued expenses and a $12.1 million increase in income taxes payable.  These increases were partially offset by a $33.6 million decrease in advances from customers, $17.5 million less non-cash restructuring and asset impairment charges, a $10.1 million change in deferred items and a $7.9 million increase in accounts receivable.  The decrease in cash flows from operations in 2004 compared to 2003 is due primarily to $60.9 million decrease in net income, $22.6 million more cash used for operating activities of discontinued operations, $14.3 million more cash used to finance accounts receivable, $16.0 million change in deferred items and $8.2 million less non-cash depreciation and amortization charges partially offset by $24.5 million less cash used for inventories and advances on purchases of tobacco, non-cash restructuring and asset impairment charges of $22.5 million and a $10.8 million increased loss from discontinued operations.  The increases in accounts receivable relate to Europe, North America and Africa and the relative position of the crop cycles.  Changes in deferred items relate primarily to deferred taxes and the increase in non-current deferred tax assets related to fiscal 2004 operating losses.

          Cash flows used by investing activities were $14.2 million in 2005, $28.2 million in 2004 and  $31.2 million in 2003.  The decrease in cash used for investing activities in 2005 compared to 2004 is primarily due to $9.2 million less cash used for purchases of property and equipment, $6.7 million more cash provided by proceeds from sale of property and equipment and a $4.8 million increase in payments received on notes receivable primarily related to Argentine and Brazilian crops.  These decreases are partially offset by $6.4 million of merger related capitalized costs in 2005.  The decrease in cash used for investing activities in 2004 compared to 2003 is primarily due to $4.1 million used in 2003 to purchase a 75% interest in an Indonesian tobacco processing subsidiary, $5.0 million used to purchase a 25% interest in a North Carolina company that purchases, processes and sells kenaf, a renewable agricultural product, $2.2 million lower purchases of property and equipment and $1.6 million of other changes related to life insurance premiums and Brazilian escrow taxes.  The decreases in cash used were partially offset by net changes in notes receivable of $7.1 million due primarily to notes issued in regard to the fiscal 2004 Argentine and Brazilian crops, $1.5 million used for purchase of an additional 32.5% interest in the kenaf business and $1.4 million less cash provided from sales of property and equipment.

          Cash flows from financing activities provided $19.0 million in 2005 compared to $13.5 million in 2004 and $2.4 million in 2003.  The greater provision of cash in 2005 compared to 2004 is due to $83.6 million net increase in long-term borrowings partially offset by a $63.7 million decrease in the net change in short-term borrowings, $10.4 million additional cash used for debt issuance cost and $3.4 million increase in cash paid for dividends.  The net increase in long-term borrowings is related to outstanding revolver balances at March 31, 2005 in lieu of short-term borrowings at March 31, 2004.  The increase in borrowings overall relates to financing lower levels of customer advances and higher levels of accounts receivable and inventory.  The increase in cash used for debt issuance costs in 2005 primarily relates to waivers obtained for certain defaults under the indentures governing our senior notes.  The increase in dividends relates to the current twelve month fiscal year in 2005 compared to the nine month transitional fiscal year in 2004.  The greater provision of cash in 2004 compared to 2003 is due to $6.8 million additional cash provided by net change in short-term borrowings, $2.1 million less dividends paid to stockholders, lower debt issuance costs of $1.1 million and $0.7 million proceeds from the exercise of stock options.  The increase in cash from short-term borrowings relates to financing higher levels of accounts receivable and inventory.  The decrease in dividends relates to the current nine month transitional fiscal year compared to a twelve month fiscal year in 2003.

          At March 31, 2005, we had seasonally adjusted lines of credit of $562.7 million of which $212.0 million was outstanding with a weighted average interest rate of 3.93%.  Unused short-term lines of credit amounted to $308.3 million.  At March 31, 2005, we had $33.2 million of letters of credit outstanding and an additional $9.1 million of letters of credit lines available.  Total maximum borrowings, excluding the long-term credit agreements, during the fiscal year were $527.5 million.

Cash dividends paid to stockholders during 2005 remained at $.075 per share per quarter.

Availability of Short-Term Uncommitted Bank Credit Facilities

We generally rely on a broad group of global and regional lenders to provide economical crop financing in each significant source country.  The availability of such credit facilities can be negatively affected by ongoing consolidation within the banking industry, changing lender policies regarding the tobacco industry, and geopolitical instability.  To mitigate the risk associated with our reliance on short-term uncommitted bank credit facilities, we have accessed capital markets to obtain long-term debt funding and traditionally maintained a substantially undrawn syndicated bank facility.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Customer Arrangements For Committed Inventories

We hold substantial amounts of inventories that are committed to specific customers and, to the extent that those customers do not provide advance funding, we must provide financing for such inventories.  Certain customers have historically provided funding for committed inventories. Fluctuations in customer funding levels for committed inventories will affect our short-term liquidity.

Long Term Debt

Many of DIMON’s and Standard’s financing arrangements had to be refinanced in connection with the closing of the merger because (1) change of control clauses in agreements governing such financings, or (2) the merged company would not be able to comply with certain of the financial covenants contained in those agreements as of the closing of, or immediately after, the merger.  The specific financing arrangements that were refinanced were:

• DIMON’s $150 million senior credit facility;
• DIMON’s $200 million of 9 5/8% senior notes due 2011;
• DIMON’s $125 million of 7 ¾% senior notes due 2013;
• DIMON’s $73.3 million of convertible subordinated debentures due 2007;
• Standard’s $150 million senior credit facility; and
• Standard’s $150 million of 8% senior notes due 2012.

          The company raised capital to tender for, repay or redeem these financings and pay the costs and expenses of the merger and refinancing through the following financing arrangements, all of which were effective with the closing of the merger on May 13, 2005 and are described in more detail below:

• the issuance of $315 million of 11% senior notes due 2012;
• the issuance of $100 million of 12 ¾% senior subordinated notes due 2012 sold at a 10% original issue discount; and

•

a new senior secured credit facility with a syndicate of banks consisting of (1) a three-year $300 million senior secured revolving credit line, which accrues interest at a rate of LIBOR plus a margin, which will initially be 2.75%, (2) a three-year $150 million senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 2.75%, and (3) a five-year $200 million senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.25%.

          Alliance One and Intabex Netherlands, B.V., or Intabex (one of Alliance One’s primary foreign holding companies), are co-borrowers under the new senior secured revolving credit line, and Alliance One’s borrowings under that line are limited to $150.0 million principal amount outstanding at any one time.  Intabex is the sole borrower under each of the new senior secured term loans.  One of our primary foreign trading companies, Alliance One International AG, or AOIAG, is a guarantor of the new senior secured credit facility.

          Unlike our former long term debt, our new senior credit facility is secured by a pledge of certain of our assets as collateral for borrowings thereunder.  Borrowings of Alliance One under the new senior secured credit facility are secured by a first priority pledge of:

• 100% of the capital stock of any material domestic subsidiaries;
• 65% of the capital stock of any material first tier foreign subsidiaries of Alliance One or of its domestic subsidiaries;
• intercompany notes evidencing loans or advances made by Alliance One on or following the closing date to subsidiaries that are not guarantors; and

•

U.S. accounts receivable and U.S. inventory owned by Alliance One and its material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances).

          In addition, Intabex’s borrowings under the new senior secured credit facility are secured by a pledge of 100% of the capital stock of Intabex, AOIAG, and certain of the material foreign subsidiaries of Intabex and Alliance One.

-25-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Long Term Debt (Continued)

          Alliance One’s borrowings under the new senior secured credit facility are guaranteed by all present or future material direct or indirect domestic subsidiaries.  In addition, Intabex’s borrowings under the new senior secured credit facility are guaranteed by Alliance One, all of its present or future material direct or indirect domestic subsidiaries and AOIAG.

          The new senior secured credit facility includes certain financial covenants and requires that we maintain certain financial ratios, including a minimum consolidated interest coverage ratio; a maximum consolidated leverage ratio; a maximum consolidated total senior debt to borrowing base ratio; and a maximum amount of annual capital expenditures.

          The new senior notes indentures contain certain covenants that, among other things, limit our ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of our assets; grant liens on our assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to us by our subsidiaries; sell or otherwise dispose of assets, including equity interests of our subsidiaries; enter into transactions with our affiliates; and enter into certain sale and leaseback transactions.

          These covenants will be subject to a number of important exceptions.  Each of the new senior secured credit facility and new senior notes are described in more detail in our Current Report on Form 8-K filed on May 16, 2005, as amended.

See Note H to the “Notes to Consolidated Financial Statements” for a description of DIMON’s long-term debt as of March 31, 2005.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances and cash from operations.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2006.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

-26-

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2005.

	Payments / Expirations by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Long Term Debt	$ 485.7	$ 2.8	$160.4	$ 1.9	$320.6
Capital Lease Obligations	4.2	0.7	1.4	1.3	0.8
Operating Leases	22.8	4.3	4.3	3.2	11.0
Tobacco Purchase Obligations	597.6	525.2	72.4	-	-
Grower Financing Guarantees	210.6	141.6	44.5	21.8	2.7
Total Contractual Obligations and Other Commercial Commitments	$1,320.9	$674.6	$283.0	$28.2	$335.1

          We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the rules of SEC Release No. FR-67.

Lease Obligations

We have both capital and operating leases.  In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying Consolidated Balance Sheet.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2011.  Operating assets that are of long-term and continuing benefit are generally purchased.

Tobacco Purchase Obligations and Grower Financing Guarantees

Tobacco purchase obligations result from contracts with growers, primarily in the United States, Brazil and Turkey, to buy either specified quantities of tobacco or the grower’s total tobacco production.  Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco.  Payment of these obligations is net of our advances to these growers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business.  In certain non-U.S. markets, we provide growers and grower cooperatives with materials necessary to grow tobacco and may either directly loan or guarantee bank loans to growers to finance the crop.  Under longer-term arrangements, we may also finance or guarantee financing on growers’ construction of curing barns or other tobacco production assets.  We are obligated to repay any guaranteed loan should the grower default.  See also Note O to the “Notes to Consolidated Financial Statements.”

-27-

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

          We consider unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely.  No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with APB 23,”Accounting for Income Taxes, Special Area.”  We regularly review the status of the accumulated earnings of each of our foreign subsidiaries and reassess this determination as part of our overall financing plans.  Following this assessment, we provide deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested.

Factors that May Affect Future Results

The following important factors, among other things, in some cases have affected, and in the future could affect, the actual operating and financial results of DIMON and could cause the actual results of Alliance One for 2006 and beyond to differ materially from those expressed in any forward-looking statements made by us.

Risks Relating To Our Operations

Global shifts in sourcing customer requirements may negatively impact our operating results.

The global leaf tobacco industry is currently experiencing shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred and may continue to occur in the United States, Zimbabwe and Western Europe.  At the same time, production volumes in other sourcing origins, such as Brazil and other areas in South and Central America, continue to grow.  This shift in sourcing origins in Europe may be exacerbated by recent modifications to the tobacco price support system in the European Union (EU).  The Agricultural Counsel of the EU recently implemented changes in the quota and volume programs across the EU that may result in material reductions in production volumes in certain EU countries after 2006.  The implementation of these new programs will vary significantly by each EU country, decreasing our ability to plan effectively for the longer term in Europe.

          We may not be able to timely or efficiently adjust to these shifts in sourcing origins, and adjusting to these shifts may require changes in our production facilities in certain origins and changes in our fixed asset base.  We have incurred, and may continue to incur, restructuring charges as we continue to adjust to these shifts in sourcing.  Adjusting our capacity and adjusting to these shifts in sourcing may have an adverse impact on our ability to manage our costs, and could have an adverse effect on our financial performance.

Our financial results will vary according to growing conditions, customer indications and other factors, which reduces your ability to gauge our quarterly and annual financial performance.

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

          Further, the timing and unpredictability of customer indications, orders and shipments cause us to keep tobacco in inventory, increase our risk and result in variations in quarterly and annual financial results. In addition, reduced levels of imports into Brazil have resulted in a shortage of shipping containers and vessels available for tobacco and other exports.  These container shortages and shipping delays also occur periodically in Asia and Africa, and such delays could impact the timing of shipments between quarters.  We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs.  Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product.  Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers’ needs and shipping instructions.  These fluctuations result in varying volumes and sales in given periods, which also reduces your ability to compare our financial results in different periods or in the same periods in different years.

Our extension of credit to tobacco growers could expose us to losses.

We make advances to tobacco growers in many countries to finance their growing of tobacco for sale to us. Crop advances to growers are generally secured by the grower’s agreement to deliver green tobacco.  In the event of crop failure, recovery of advances could be delayed until deliveries of future crops or indefinitely.  The temporary or permanent loss of these advances to growers could result in losses.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)

When we purchase tobacco directly from growers, we bear the risk that the tobacco will not meet our customers’ quality and quantity requirements.

In countries where we contract directly with tobacco growers, including Argentina, Brazil, the United States and certain African countries, we bear the risk that the tobacco delivered will not meet quality and quantity requirements of our customers.  If the tobacco does not meet such market requirements, we may not be able to meet all of our customers’ orders, which would have an adverse effect on profitability and results of operations.

Weather and other conditions can affect the marketability of our inventory.

Like other agricultural products, the quality of tobacco is affected by weather and the environment, which can change the quality or size of the crop.  If a weather event is particularly severe, such as a major drought or hurricane, the affected crop could be destroyed or damaged to an extent that it would be less desirable to our customers, which would result in a reduction in revenues.  If such an event is also widespread, it could affect our ability to acquire the quantity of products required by customers.  In addition, other items can affect the marketability of tobacco, including, among other things, the presence of:

• non-tobacco related material;
• genetically modified organisms; and
• excess residues of pesticides, fungicides and herbicides.

A significant event impacting the condition or quality of a large amount of any of the tobacco crops we buy could make it difficult for us to sell such tobacco or to fill our customers’ orders.

Our reliance on a small number of significant customers may adversely affect our results of operations.
Our customers are manufacturers of cigarette and other tobacco products. Several of these customers individually account for a significant portion of our sales in a normal year.

          Approximately 15%, 17% and 21%, respectively, of DIMON’s consolidated tobacco sales in 2005, 2004 and 2003, were to various tobacco customers which we have been led to believe are owned by or under common control of Japan Tobacco Inc. and approximately 29%, 19% and 18%, respectively, were to various tobacco customers which we have been led to believe are owned by or under common control of Altria Group, Inc.  No other customer accounts for more than 10% of DIMON’s sales.

          In addition, tobacco product manufacturers are currently experiencing a period of consolidation (including the merger of R.J. Reynolds Tobacco Holdings and Brown & Williamson), and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services.  The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

We face increased risks of doing business due to the extent of our international operations.

We do business in over 45 countries, many of which do not have stable economies or governments.  Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.  These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from growers.

          We have expanded our international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco.  We have significant investments in our purchasing, processing and exporting operations in Argentina, Brazil, Malawi, Tanzania, Zimbabwe, Turkey and Thailand.  In particular, we derive significant operating profit from our operations in Brazil and Zimbabwe.  In recent years, these countries’ economic problems have received wide publicity related to devaluation of the local currency and inflation. Devaluation can affect our purchase costs of tobacco and our processing costs.

          Zimbabwe remains in a period of civil unrest and has a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations.  The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the 2003 tobacco crop declined by approximately 49% in comparison to the prior year crop from 165 to 85 million kilos.  The 2004 crop further decreased to 69 million kilos.  Early estimates of the 2005 crop are projecting a return nearing the 2003 crop size of 85 million kilos. Direct contract purchasing was implemented with the 2004 crop and provides a stable source of tobacco; however, funds advanced in local currency are at risk of recovery and devaluation.  If the political and economic situation in Zimbabwe continues to deteriorate, our ability to recover our assets there could be impaired.  As of March 31, 2005, DIMON’s Zimbabwe subsidiary had long-lived assets of approximately $35.7 million.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)

Our exposure to changes in foreign tax regimes could adversely impact our business.

We do business in countries that have tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change.  This is especially true with regard to international transfer pricing.  Our earnings could be reduced by the uncertain and changing nature of these tax regimes.

          Effective January 1, 2005, the government of Rio Grande do Sul, the state in which our subsidiaries operate in Brazil, adopted changes in their Imposto Sobre Circulação de Mercadorias e Serviços (“ICMS”), a tax on the transfer of goods and services between states within Brazil.  Under the prior tax regime, our transfers of leaf tobacco and processed tobacco inventory between states in Brazil was taxed but these transfers also generated tax credits that were used to offset ICMS tax obligations generated on interstate sales of tobacco or were transferable to third parties at a current market discount rate.  Pursuant to the recently adopted changes, these tax credits may not be used to reduce overall tax exposure by third parties by more than 5% of the generating company’s tax liability in any tax year, severely reducing our ability to sell excess tax credits to others.  These changes to the ICMS tax regime are likely to increase our cost of doing business in Brazil, and such increase may be substantial. It is difficult to predict the extent of the effect of this change on our results of operations.  If we are unable to pass this additional cost of doing business in Brazil on to our customers, the impact of this change in tax law will be material to our earnings from that region.  We understand certain trade and industry groups are taking efforts to reverse this recent change, but there can be no assurance that these tax amendments will be reversed in the foreseeable future or at all.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.

We conduct our business in many countries around the world.  Our business is generally conducted in U.S. dollars, as is the business of the leaf tobacco industry as a whole.  However, we generally must purchase tobacco in non-U.S. countries using local currency.  As a result, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of foreign currencies can significantly affect our operating results.

          In particular, the devaluation of the U.S. dollar against the Brazilian real has recently increased the cost of our inventory and operating costs generally in Brazil, only a portion of which can be passed on to our customers.  As the international leaf industry continues to place greater emphasis on Brazil, the weakness of the U.S. dollar in relation to the Brazilian real will increasingly impact our consolidated operating results and operating margins, and we do not foresee a reversal of this trend occurring in the immediate future.  In addition, the historically weak real in relation to the dollar has tended to offset the normal escalation in crop prices in Brazil, which will have a more significant impact to the extent the real is stronger against the dollar.

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

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating To Our Operations (Continued)

Competition could erode our earnings.

The leaf tobacco industry is highly competitive. DIMON was one of three global leaf tobacco merchants, and when it completed the merger with Standard, Alliance One became one of two global competitors in the leaf tobacco industry, each with approximately equal market share.  Competition among leaf tobacco merchants is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco.  In addition, there is competition in all countries to buy the available tobacco. The loss or substantial reduction of any large or significant customer could reduce our earnings.

          In addition to the primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from farmers, and new independent leaf merchants are entering the leaf purchasing and processing business.  We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level.  These new independent merchants are buying an increasing portion of the crops in certain international markets, particularly Brazil, where the new entrants have been able to capitalize in the global transition to that market.  In the United States, the Flue-Cured Tobacco Stabilization Cooperative (“FCTSC”) has purchased the Vector facility in Roxboro, North Carolina.  That facility enables the FCTSC to process tobacco and manufacture cigarettes.  The FCTSC also has a specialty products operation at this facility which competes with our specialty products operations. In addition, the FCTSC and burley stabilization pools received inventory in lieu of cash from the Commodity Credit Corporation under the congressional quota buyout bill.  Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

The shift to direct buying of green tobacco by many of our U.S. customers could continue to reduce our sales of green tobacco.

In the United States, prior to 2002, we took ownership of all green tobaccos we purchased, then processed and resold that tobacco to our customers.  Concurrent with the shift from an auction system to a direct contract buying system in the United States, certain major U.S. customers began purchasing green tobacco directly from the growers.  We no longer take ownership of that tobacco and no longer record revenues associated with its resale.  To the extent that the auction market in the United States continues to represent a smaller portion of overall tobacco purchases in the United States, we could be forced to buy more tobacco directly from growers under contracts that require us to buy a particular grower’s total crop, potentially elevating our levels of uncommitted inventories.  In contrast, when we purchase under an auction system, we continue to purchase tobaccos primarily to match specific customer orders. Further, we continue to need buying personnel for these residual auction markets, which could affect our ability to manage our costs.

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

Effective July 1, 2000, we adopted Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities.”  As a result of adoption of SFAS No. 133, we recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  We use forward contracts to mitigate exposure to changes in foreign currency exchange rates on forecasted transactions.  The effective portion of unrealized gains and losses associated with forward contracts and the intrinsic value of option contracts are deferred as a component of accumulated other comprehensive income until the underlying hedge transactions are reported on our consolidated statement of earnings.  We have traditionally used interest rate swaps to mitigate our exposure to changes in interest rates related to certain debt agreements.  The swaps convert floating-rate debt to fixed-rate debt. Interest rate swaps, to the extent they are effective hedges, are accounted for as cash flow hedges, with the changes in the fair values of these instruments being recorded in accumulated other comprehensive income net of deferred taxes. Changes in the fair values of derivatives not qualifying as hedges are reported in net income.  As a result of fluctuations in interest rates and volatility in market expectations, the fair market value of interest rate swap instruments can be expected to appreciate or depreciate over time. Alliance One plans to continue the practice of economically hedging various components of our debt.  However, as a result of SFAS No. 133, certain swap instruments have and may continue to create volatility in future reported earnings.

          In addition, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.  As a result of adoption of SFAS No. 142, we no longer amortize goodwill.  However, if we determine that there has been a material impairment to goodwill, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period.

Risks Relating to the Merger with Standard Commercial Corporation

If Alliance One fails to realize the anticipated cost savings and other benefits of the merger, the merger could adversely affect Alliance One’s financial performance.

          The success of the merger will depend, in part, on our ability to realize the anticipated cost savings from combining the businesses of DIMON and Standard.  We believe we can realize more than $60.0 million of annual pre-tax cost savings, which are expected to be phased in during the first two years following the merger.  However, to achieve the anticipated benefits from the merger, we must successfully combine the businesses of DIMON and Standard in a manner that permits those cost savings to be realized while minimizing the costs of integration.  If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected. If a large portion of the anticipated cost savings are not achieved, the merger could adversely affect Alliance One’s financial performance.

          In addition, DIMON and Standard operated independently until May 13, 2005. It is possible that the proposed merger and the integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger or could reduce our earnings.

          Our ability to achieve our anticipated net cost savings will also be impacted by the cost of integrating the two companies. Due to legal limitations on the exchange of information between DIMON and Standard prior to the completion of the merger, estimates of aggregate integration costs were initially based largely on preliminary estimates and ratios in comparable transactions, and may approximate $65.0 to $75.0 million, approximately 30% to 40% of which are expected to be non-cash in nature. These preliminary estimates may change as we continue the integration planning process. Because of the preliminary nature of the integration plan and its estimated costs, it is not possible to provide an estimate of the costs that will be reported as expenses in future statements of operations. If the costs to integrate the two companies are greater than expected, we will be delayed or prevented from realizing the net cost savings we expect.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Merger with Standard Commercial Corporation (Continued)

The merger might trigger rights of Standard’s joint venture partners that, if exercised, could adversely affect our operations or liquidity and capital resources.

Standard does business in India, Thailand, Kyrgyzstan and Zimbabwe through joint ventures. Standard’s joint venture agreements contain buy/sell provisions that might be triggered by the closing of the merger. If joint venture partners exercise any buy/sell rights triggered by the merger, the combined company could be forced to either buy or sell its interests in those joint ventures for purchase prices determined by formulae or processes set forth in the applicable joint venture agreement. The operation of these buy/sell provisions could be disruptive to our operations, materially and adversely impact our liquidity and capital resources and impede our ability to realize the anticipated cost savings from the merger.

Risks Related to Our Capital Structure

We may not have access to available capital to finance our local operations in non-U.S. jurisdictions.

We have typically financed our non-U.S. local operations with uncommitted short term operating credit lines at the local level.  These operating lines are typically seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans or demand payment of outstanding loans at any time.  In addition, each of these operating lines must be renewed with each tobacco crop season in that jurisdiction.  Although the foreign subsidiaries are the borrowers under these lines, many of them are guaranteed by us.

           At March 31, 2005, DIMON’s subsidiaries had seasonally adjusted operating lines of $562.7 million, excluding all long term agreements; had borrowed $212.0 million under those operating lines with a weighted average interest rate of 3.93%; and had approximately $308.3 million available under these operating lines.  DIMON’s total maximum borrowings under these operating lines, excluding the long term credit agreements, during the year ended March 31, 2005 were $527.5 million.

           Because the lenders under these operating lines typically have the right to cancel the loan at any time and each line must be renewed with each crop season, there can be no assurance that this capital will be available to the subsidiaries of the combined company.  In addition, in connection with the post-merger integration process, these lenders may decide not to continue lending to the combined company to the same extent or on the same terms as its predecessors, or at all.  If a number of these lenders cease lending to the subsidiaries of the combined company or dramatically decrease such lending, it could have a material adverse affect on our liquidity.

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay dividends and make certain investments and subjecting us to additional risks.

Following the completion of our merger and related refinancings on May 13, 2005, we have a significant amount of indebtedness and debt service obligations. In addition, the indenture governing the notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.

Our substantial debt will have important consequences, including:

• that our indebtedness may make it more difficult for us to pay dividends and our other obligations;

•

that our indebtedness may limit our ability to obtain additional financing on satisfactory terms and to otherwise fund working capital, capital expenditures, debt refinancing, acquisitions and other general corporate requirements;

•

that a significant portion of our cash flow from operations must be dedicated to paying interest on and the repayment of the principal of our indebtedness. This reduces the amount of cash we have available for making principal and interest payments under our indebtedness and for other purposes and makes us more vulnerable to a decrease in demand for leaf tobacco, increases in our operating costs or general economic or industry conditions;

• that our ability to adjust to changing market conditions and to compete with other global leaf tobacco merchants may be hampered by the amount of debt we owe;
• increasing our vulnerability to general adverse economic and industry conditions;
• placing us at a competitive disadvantage compared to our competitors that have less debt or are less leveraged;
• limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
• restricting us from making strategic acquisitions or exploiting business opportunities.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Related to Our Capital Structure (Continued)

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay dividends and make certain investments and subjecting us to additional risks. (Continued)

           In addition, the indenture governing the notes and our new senior secured credit facility each contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Also, a substantial portion of our debt, including borrowings under our new senior secured credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the notes will restrict, but will not completely prohibit, us from doing so.  Our new senior secured credit facility provides for a $300.0 million revolving credit line, only a portion of which is currently funded.  If new debt is added to our current debt levels, the related risks we now face could intensify.

The indentures governing the notes and our new senior secured credit facility contain, and in the future could contain additional, covenants and tests that limit our ability to take actions or cause us to take actions we may not normally take.

The indenture governing the notes and our new senior secured credit facility will contain a number of significant covenants. These covenants will limit our ability to, among other things:
• incur additional indebtedness;
• issue preferred stock;
• merge, consolidate or dispose of substantially all of our assets;
• grant liens on our assets;
• pay dividends, redeem stock or make other distributions or restricted payments;
• repurchase or redeem capital stock or prepay subordinated debt;
• make certain investments;
• agree to restrictions on the payment of dividends to us by our subsidiaries;
• sell or otherwise dispose of assets, including equity interests of our subsidiaries;
• enter into transactions with our affiliates; and
• enter into certain sale and leaseback transactions.

          Our new senior secured credit facility and the indenture will require us to meet certain financial tests. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.  The failure to comply with these covenants and tests would cause a default under the credit facility and, under the indenture, would prevent us from taking certain actions, such as incurring additional debt, paying dividends or redeeming subordinated debt.  A default, if not waived, could result in the debt under our new senior secured credit facility and the indenture becoming immediately due and payable and could result in a default or acceleration of our other indebtedness with cross-default provisions.  If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it.  Even if new financing is available, it may not be on terms that are acceptable to us.

DIMON has had to obtain waivers under its existing financing arrangements to avoid future defaults or cure past defaults.

In the past 18 months, DIMON has sought and obtained waivers under its existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants. DIMON also paid significant fees to obtain these waivers and consents.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Related to Our Capital Structure (Continued)

DIMON has had to obtain waivers under its existing financing arrangements to avoid future defaults or cure past defaults. (Continued)
Waivers Under Senior Credit Facility

          At December 31, 2003 DIMON’s consolidated fixed charge coverage ratio under its existing credit facility was 1.14 to 1, which was below the required covenant ratio of 1.20 to 1. DIMON obtained, with unanimous approval from the lender banks, a waiver for the December 31, 2003 covenant together with an amendment resetting the required ratio in future periods to 1.00 to 1 through the period ending September 29, 2004. At March 31, 2004, DIMON’s consolidated fixed charge coverage ratio was 0.969 to 1, which was below the amended covenant ratio of 1 to 1. DIMON obtained a waiver from the lender banks for the March 31, 2004 covenant together with an amendment resetting the required hurdle in future periods to 0.75 to 1 through the period ending September 29, 2004; 0.90 to 1 for the period from September 30 to December 30, 2004; and 1.05 to 1 for the period from December 31, 2004 through March 30, 2005. Thereafter, the ratio returned to its originally defined level of 1.25 to 1 for the remainder of the facility’s term.

Waivers Under Senior Note Indentures

          In October 2004, DIMON determined that defaults had occurred under the limitation on restricted payments covenant in the indentures relating to both its $200.0 million 9 5/8% senior notes due 2011 and its $125.0 million 7 3/4% senior notes due 2013, and that, by definition, the defaults under the senior notes indentures created automatic defaults under DIMON’s $150.0 million syndicated credit facility and certain operating lines of credit, neither of which could be automatically remedied by a waiver of the defaults under the senior notes indentures.

          The defaults related to the determination of amounts available to make certain restricted payments under the associated senior notes indentures. The payments in question were four dividend payments on DIMON’s common stock made between December 2003 and September 2004 (totaling approximately $13.5 million) and investments in a majority-owned subsidiary during the same period (totaling approximately $8.7 million).  The restrictions on restricted payments in the senior notes indentures provide that DIMON may not make certain restricted payments unless (a) it has the ability to borrow funds under a fixed charge coverage ratio, and (b) has sufficient availability in an accumulating restricted payments “basket.”  DIMON had developed an internal model to test compliance with the covenants in these indentures as of the closing of each quarter. However, that compliance model incorrectly relied on certain exceptions to the fixed charge coverage ratio contained in the indenture rather than actually testing the ratio in the context of restricted payments. As a result, the internal testing procedures did not reveal the defaults prior to each occurrence.

          DIMON solicited and, on November 1, 2004 obtained, consents from the holders of its notes to a waiver of the defaults under the senior notes indentures and an amendment of the related covenants to allow additional time to bring its operations into compliance. The amendment to the indentures allowed DIMON to pay dividends to holders of its common stock, without regard to the fixed charge coverage ratio, at the current rate through June 30, 2005.  The senior notes outstanding under these indentures were repurchased as of May 13, 2005.  The indentures governing the senior notes issued in connection with our refinancing on May 13, 2005 contain similar restricted payment covenants.

You should consider the matters described above in evaluating Alliance One’s ability to comply with restrictive covenants in its debt instruments and the financial costs of its ability to do so.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness and to fund planned capital expenditures will depend on our ability to generate cash in the future.  This is subject to general economic, financial, competitive and other factors that may be beyond our control.  We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our new senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our new senior secured credit facility or the notes, on commercially reasonable terms or at all.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry

Provisions in our indentures restrict our ability to make payments, including payments of dividends to our shareholders.

Under the terms of our Indentures, we will not be permitted to make certain payments that are restricted by such Indentures, including cash dividends on our common stock. We generally may make such restricted payments, provided that we are within certain parameters as defined in the indenture agreements, including complying with a consolidated interest coverage ratio test.  The indentures contain a “basket” allowing Alliance One to make restricted payments, including dividends, in an aggregate amount not to exceed $35.0 million without complying with the consolidated interest coverage ratio test.

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

•

current and potential actions by state attorneys general to enforce the terms of the Master Settlement Agreement, or MSA, between state governments in the United States and tobacco product manufacturers;

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

Our primary customers, the leading cigarette manufacturers, face thousands of lawsuits brought throughout the United States and, to a lesser extent, the rest of the world.  The effects of the lawsuits on our customers could reduce their demand for tobacco from us.  These lawsuits have been brought by plaintiffs, including (1) individuals and classes of individuals alleging personal injury and/or misleading advertising, (2) governments (including governmental and quasi-governmental entities in the United States and abroad) seeking recovery of health care costs allegedly caused by cigarette smoking, and (3) other groups seeking recovery of health care expenditures allegedly caused by cigarette smoking, including third-party health care payors, such as unions and health maintenance organizations.  Damages claimed in some of the smoking and health cases range into the billions of dollars.  The United States Department of Justice is currently engaged in a lawsuit against the leading cigarette manufacturers, seeking to recover billions of dollars.  There have been several jury verdicts in tobacco product litigation during the past three years. Additional plaintiffs continue to file lawsuits.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry (Continued)

Tobacco product manufacturer litigation may reduce demand for our services. (Continued)

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

Key provisions of the MSA are as follows:

• payments of approximately $206.0 billion over 25 years from the cigarette manufacturers to the states;
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

          The MSA and other state settlement agreements include provisions relating to advertising and marketing restrictions, public disclosure of industry documents, limitations on challenges to tobacco product control and underage use laws, lobbying activities and other provisions.  The provisions of the Master Settlement Agreement and any similar settlement agreements could have a material adverse impact on our customers’ purchases from us.

Legislative and regulatory initiatives could reduce consumption of consumer tobacco products and demand for our services.

In recent years, members of Congress have introduced legislation, some of which has been the subject of hearings or floor debate, that would subject cigarettes to various regulations under the Department of Health and Human Services or regulation under the Consumer Products Safety Act, establish anti-smoking educational campaigns or anti-smoking programs, provide additional funding for governmental anti-smoking activities, further restrict the advertising of cigarettes, including requiring additional warnings on packages and in advertising, provide that the Federal Cigarette Labeling and Advertising Act and the Smoking Education Act could not be used as a defense against liability under state statutory or common law, or allow state and local governments to restrict the sale and distribution of cigarettes and eliminate or reduce the tax deductibility of tobacco product advertising.  If any or all of the foregoing were to be implemented, our business, volume, results of operations, cash flows and financial condition could be materially adversely affected.

          Reports with respect to the harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking.  The 1988, 1990, 1992 and 1994 reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking in adolescence.

          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking.  In some cases, such restrictions are more onerous than those in the United States.  For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries.  Further, in May of 2003, the World Health Organization adopted a treaty, the Framework Convention for Tobacco Control, which requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.  The treaty will take effect after forty countries ratify it and must be implemented by national laws in the ratifying nations.

Due to the present regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales may not continue and that existing sales may decline.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Risks Relating to the Tobacco Industry. (Continued)

We have been, and continue to be, subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying practices.

The leaf tobacco industry, from time to time, has been the subject of government investigations regarding trade practices.  For example, in 1998 DIMON was the subject of an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry.  More recently, we were named defendants in the DeLoach, et al. v. Philip Morris Companies Inc. et al., antitrust class action litigation alleging a conspiracy to rig bids in the tobacco auction markets. DIMON, along with all but one of the other defendants, entered into a settlement agreement with the plaintiffs which received final approval, and which accorded it a full release from all the claims.  In exchange for such settlement, DIMON contributed $6.0 million towards a larger total settlement agreement.

          Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries. DIMON and Standard subsidiaries in Spain, Italy and Greece have been subject to these investigations. Based on our understanding of the facts pertaining to the activities of Spanish and Italian tobacco processors, respectively, we believe there have been infringements of European Union antitrust law. On October 20, 2004, the EC fined DIMON and its Spanish subsidiaries €2.6 million (US$3.4 million) and Standard and its Spanish subsidiaries €1.82 million (US$2.3 million) solely relating to the investigations in Spain. DIMON and Standard along with their respective Spanish subsidiaries and other parties involved, have appealed to the European Court of First Instance for the annulment or modification of DGCOMP’s decision. Although the outcome of the appeals process in terms of both timing and results is uncertain, both DIMON and Standard have paid and recorded the fines in fiscal 2005 selling, general and administrative expenses.

          On March 1, 2004, DGCOMP issued a Statement of Objections to 11 entities within the Italian leaf tobacco industry, including DIMON and Standard and their respective Italian subsidiaries. Each company responded to the Statement of Objections and is cooperating fully in the investigation. We understand that DGCOMP intends to impose administrative penalties on the entities it determines have infringed antitrust law, and those penalties may be levied during fiscal 2006. We expect that penalties will be assessed in the Italian case that could be material, but believe that there may be mitigating circumstances in the investigation, including our cooperation with DGCOMP. We are unable to assess the amount of any penalties that might be imposed.

          On March 16, 2005, the EC informed DIMON and Standard that it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices. The EC, however, could decide to reopen that investigation at some point in the future. Moreover, in relation to these investigations into certain tobacco buying and selling practices, the DGCOMP may decide to pursue investigations into other countries and additional fines may be assessed in those countries.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives Policies:  Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management’s policies.  We may use derivative instruments, such as swaps or forwards, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations.  See also Note E to the “Notes to Consolidated Financial Statements.”

          We do not utilize derivatives for speculative purposes, and we do not enter into market risk sensitive instruments for trading purposes.  Derivatives are transaction specific so that a specific debt instrument, contract, or invoice determines the amount, maturity, and other specifics of the hedge.

Foreign exchange rates:  Our business is generally conducted in U.S. dollars, as is the business of the leaf tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  DIMON has recognized an exchange gain in its statement of income of $0.5 million for the fiscal year ended March 31, 2005 and exchange losses of $1.7 million and $3.5 million for the nine months ended March 31, 2004 and fiscal year ended June 30, 2003, respectively.

          Our consolidated selling, general and administrative (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the Euro, (U.K.) Sterling and Brazilian real and accounted for approximately $34.0 million of DIMON’s total SG&A expenses for the twelve months ended March 31, 2005.  A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $3.4 million.

Interest rates:  We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A ten percent change in interest rates would increase or decrease DIMON’s reported interest cost by approximately $5.0 million.  Substantially all of our long-term borrowings are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME Alliance One International, Inc. and Subsidiaries (formerly DIMON Incorporated)

	Year	Nine Months	Year
	Ended	Ended	Ended
(in thousands, except per share data)	March 31, 2005	March 31, 2004	June 30, 2003
Sales and other operating revenues	$1,311,388	$802,083	$1,197,467
Cost of goods and services sold	1,123,439	696,627	992,182
Gross Profit	187,949	105,456	205,285
Selling, administrative and general expenses	125,220	88,109	113,583
Other income	(5,286)	-	-
Restructuring and asset impairment charges	5,036	22,539	-
Operating Income (Loss)	62,979	(5,192)	91,702
Interest expense	52,840	32,167	46,887
Interest income	4,453	6,397	2,910
Derivative financial instruments (income)/expense	(13,122)	(6,522)	12,409
Income (loss) before income taxes and other items	27,714	(24,440)	35,316
Income taxes (benefit)	9,146	(589)	9,064

Income (loss) after income taxes and other items	18,568	(23,851)	26,252
Equity in net income (loss) of investee companies	89	(480)	349
Minority interests (income)	(345)	(2,792)	(228)

Income (loss) from continuing operations	19,002	(21,539)	26,829
Loss from discontinued operations, net of tax	(5,714)	(11,329)	(549)

Income (loss) before extraordinary item	13,288	(32,868)	26,280
Extraordinary item – Iraqi receivable recovery,
net of $957 income tax	-	-	1,777
NET INCOME (LOSS)	$13,288	$(32,868)	$ 28,057
Other Comprehensive Income (Loss):
Net Income (Loss)	$13,288	$(32,868)	$ 28,057
Equity Currency Conversion Adjustment	(14)	3,226	3,668
Additional Minimum Pension Liability Adjustment, net of
tax $(119) in 2005, $(495) in 2004 and $(1,111) in 2003	(151)	(834)	(1,745)
Reclassification of Derivative Financial Instruments into
Earnings, net of tax $(324) in 2005, $(167) in 2004 and
$202 in 2003	(637)	(365)	418
Derivative Financial Instruments Adjustment, net of tax
$602 in 2003	-	-	1,220
TOTAL COMPREHENSIVE INCOME (LOSS)	$12,486	$(30,841)	$ 31,618

Basic Earnings (Loss) Per Share
Income (loss) from continuing operations	$ .42	$(.48)	$.60
Income (loss) from discontinued operations	(.12)	(.25)	(.01)
Extraordinary item – Iraqi receivable recovery	-	-	.04
Net Income (Loss)	$ .30	$(.73)	$.63

Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$ .42	$(.48)	$ .59
Income (loss) from discontinued operations	(.13)	(.25)	(.01)
Extraordinary item – Iraqi receivable recovery	-	-	.04
Net Income (Loss)	$ .29*	$(.73)*	$.62*

See notes to consolidated financial statements

* Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share.  For the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET Alliance One International, Inc. and Subsidiaries

	March 31,	March 31,
(in thousands)	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$ 29,128	$ 18,819
Notes receivable	4,474	5,658
Trade receivables (net of allowances of $1,715 in
2005 and $2,291 in 2004)	219,775	192,744
Inventories:
Tobacco	457,159	425,365
Other	38,611	46,029
Advances on purchases of tobacco	79,268	85,228
Current deferred and recoverable income taxes	12,286	14,179
Prepaid expenses and other assets	15,461	27,127
Assets of discontinued operations	13,694	50,424
Total current assets	869,856	865,573

Investments and other assets
Equity in net assets of investee companies	918	829
Other investments	2,503	2,699
Notes receivable	2,835	3,004
Other	57,016	25,257
	63,272	31,789

Goodwill and intangible assets
Goodwill	151,772	151,772
Production and supply contracts	8,710	10,479
Pension asset	1,856	1,934
	162,338	164,185
Property, plant and equipment
Land	21,322	19,228
Buildings	183,262	188,362
Machinery and equipment	177,069	201,732
Allowances for depreciation	(160,491)	(171,167)
	221,162	238,155

Deferred taxes and other deferred charges	87,431	57,702
	$1,404,059	$1,357,404

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET Alliance One International, Inc. and Subsidiaries

			March 31,	March 31,
(in thousands)			2005	2004
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks			$ 212,006	$ 243,655
Accounts payable:
Trade			53,737	42,563
Officers and employees			4,635	5,028
Other			32,520	18,266
Advances from customers			49,384	77,092
Accrued expenses			33,147	32,878
Income taxes			10,804	12,412
Long-term debt current			3,509	2,976
Liabilities of discontinued operations			1,849	11,001
Total current liabilities			401,591	445,871

Long-term debt
Revolving Credit Notes and other			94,917	11,883
Convertible Subordinated Debentures			73,328	73,328
Senior Notes (net of fair value adjustment
of ($6,833) in 2005 and $10,798 in 2004)			318,167	335,798
			486,412	421,009

Deferred credits:
Income taxes			7,779	4,911
Compensation and other			93,195	69,614
			100,974	74,525
Minority interest in subsidiaries			770	1,114

Commitments and contingencies			-	-

Stockholders’ equity	March 31,	March 31,
	2005	2004
Preferred stock—no par value:
Authorized shares	10,000	10,000
Issued shares	-	-	-	-
Common stock—no par value:
Authorized shares	125,000	125,000
Issued shares	45,368	45,162	186,784	185,527
Unearned compensation – restricted stock			(1,611)	(873)
Retained earnings			236,606	236,896
Accumulated other comprehensive income			(7,467)	(6,665)
			414,312	414,885
			$1,404,059	$1,357,404

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF STOCKHOLDERS’ EQUITY Alliance One International, Inc. and Subsidiaries
				Accumulated Other Comprehensive Income
(in thousands, except per share amounts)	Common Stock	Unearned Compensation	Retained Earnings	Equity Currency Conversions	Additional Minimum Pension Liability, Net of Tax	Derivative Financial Instruments, Net of Tax	Total Stockholders’ Equity
Balance, June 30, 2002	$182,768	$ -	$264,148	$(10,237)	$ (1,380)	$ (636)	$434,663
Net income for the year			28,057				28,057
Cash dividends -$.275 per share			(12,301)				(12,301)
Issue of 82,000 shares of
restricted stock	512						512
Exercise of employee stock
options	81						81
Conversion of foreign currency
financial statements				3,668			3,668
Adjustment in the minimum
pension liability					(1,745)		(1,745)
Reclassification of derivative
financial instruments
into earnings.						418	418
Adjustment in derivative
financial statements						1,220	1,220

Balance, June 30, 2003	$183,361	$ -	$279,904	$(6,569)	$(3,125)	$ 1,002	$454,573
Net loss for the nine months			(32,868)				(32,868)
Cash dividends -$.225 per share			(10,140)				(10,140)
Issue of 187,750 shares of
restricted stock	1,305	(1,305)					-
Earned compensation		432					432
Exercise of employee stock
options	861						861
Conversion of foreign currency
financial statements				3,226			3,226
Adjustment in the minimum
pension liability					(834)		(834)
Reclassification of derivative
financial instruments
into earnings						(365)	(365)

Balance, March 31, 2004	$185,527	$ (873)	$236,896	$(3,343)	$(3,959)	$ 637	$414,885
Net income for the year			13,288				13,288
Cash dividends -$.30 per share			(13,578)				(13,578)
Issue of 216,500 shares of
restricted stock	1,397	(1,397)					-
Earned compensation		623					623
Exercise of employee stock
options	144						144
Restricted stock surrendered	(284)	36					(248)
Conversion of foreign currency
financial statements				(14)			(14)
Adjustment in the minimum
pension liability					(151)		(151)
Reclassification of derivative
financial instruments
into earnings.						(637)	(637)
Balance, March 31, 2005	$186,784	$ (1,611)	$236,606	$ (3,357)	$(4,110)	$ -	$414,312

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Year	Nine Months	Year
	Ended	Ended	Ended
(in thousands)	March 31, 2005	March 31, 2004	June 30, 2003
Operating activities
Net Income (Loss)	$ 13,288	$(32,868)	$ 28,057
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating activities:
Net loss from discontinued operations	4,282	4,388	549
Loss on disposal of discontinued operations	1,432	6,941	-
Depreciation and amortization	33,050	26,349	34,513
Restructuring and asset impairment charges	5,036	22,539	-
Deferred items	(23,337)	(13,220)	2,776
(Gain) loss on foreign currency transactions	(527)	1,737	3,507
Gain on disposition of fixed assets	(4,801)	(1,097)	(1,376)
Bad debt expense	240	216	95
Increase in accounts receivable	(23,946)	(16,013)	(1,695)
Minority interests (income)	(345)	(2,792)	(228)
Increase in inventories and advances
on purchases of tobacco	(23,503)	(20,405)	(44,949)
Decrease (increase) in current deferred
and recoverable taxes	2,960	(2,860)	(1,482)
Decrease (increase) in prepaid expenses	(1,134)	338	(9,128)
Increase (decrease) in accounts payable and
accrued expenses	21,873	(3,837)	(7,277)
Increase (decrease) in advances from customers	(28,899)	4,662	3,821
Increase (decrease) in income taxes	9,742	(2,401)	3,628
Other	(249)	(561)	11
Net cash (used) provided by operating activities
of continuing operations	(14,838)	(28,884)	10,822
Net cash provided (used) by operating activities
of discontinued operations	21,272	(25,905)	(3,271)
Net cash provided (used) by operating activities	6,434	(54,789)	7,551

Investing activities
Purchase of property and equipment	(16,494)	(25,743)	(28,042)
Proceeds from sale of property and equipment	8,086	1,415	2,746
Payments received on notes receivable	6,454	1,633	5,425
Issuance of notes receivable	(5,401)	(5,335)	(2,027)
Purchase (proceeds) from equity in subsidiaries
and investees	-	(1,547)	(9,090)
Proceeds on sale of discontinued operations	484	-	-
Payments of merger related capitalized costs	(6,417)	-	-
Payments for other investments and other assets	(911)	1,419	(222)
Net cash used by investing activities	(14,199)	(28,158)	(31,210)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
Alliance One International, Inc. and Subsidiaries

	Year	Nine Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
(in thousands)	2005	2004	2003
Financing activities
Net change in short-term borrowings	$(38,194)	$ 25,459	$ 18,627
Proceeds from long-term borrowings	196,672	42,126	130,087
Repayment of long-term borrowings	(114,087)	(43,113)	(131,356)
Debt issuance cost	(11,884)	(1,525)	(2,631)
Proceeds from sale of stock	112	705	-
Cash dividends	(13,578)	(10,140)	(12,301)
Net cash provided by financing activities	19,041	13,512	2,426

Effect of exchange rate changes on cash	(967)	(678)	1,174

Increase (decrease) in cash and cash equivalents	10,309	(70,113)	(20,059)
Cash and cash equivalents at beginning of year	18,819	88,932	108,991
Cash and cash equivalents at end of year	$ 29,128	$ 18,819	$ 88,932

Other information:
Cash paid during the year:
Interest	$ 49,040	$ 27,315	$ 48,502
Income taxes	7,130	14,165	16,674

See notes to consolidated financial statements

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies

Basis of Presentation

The Company was renamed Alliance One International, Inc. (Alliance One) concurrent with the merger of  Standard Commercial Corporation (Standard) on May 13, 2005 with and into DIMON Incorporated.  As the merger completed after the close of the fiscal year ended March 31, 2005, the information contained in these financial statements relates only to DIMON Incorporated.  See Note B to the “Notes to Consolidated Financial Statements” for further discussion of the merger.

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
The Company also processes tobacco owned by its customers and revenue is recognized when the processing is completed.

Shipping and Handling
Shipping and handling costs are included in cost of goods and services sold in the Statement of Consolidated Income.

Cash and Cash Equivalents

Cash equivalents are defined as temporary investments of cash with maturities of less than 90 days.  At March 31, 2005, $8,000 included in cash is held on deposit as a compensating balance for $8,000 in short-term borrowings.  These borrowings will mature in June 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Inventories

Inventories are valued at the lower of cost or market.  Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.  Inventory write downs as of March 31, 2005 and March 31, 2004 were $9,688 and $5,043, respectively.

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

          The Company has chosen the first day of the last quarter of its fiscal year as the date to perform its annual goodwill impairment test.  The Company found no indication of impairment at that date.  In 2004, the Company acquired majority interest in an entity previously reported using the equity method of accounting.  Due to indicators of impairment at March 31, 2004, the goodwill associated with this investment was reviewed and found to be impaired.  The Company recorded a pre-tax charge of $5,439 during fiscal 2004 related to goodwill impairment.  See Note D to the “Notes to Consolidated Financial Statements” for further disclosure on goodwill impairment.

          The Company has no intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts, with carrying values of $8,710 and $10,479 as of March 31, 2005 and 2004, net of accumulated amortization of $10,952 and $8,209, respectively.  Supply contracts are amortized primarily on a straight-line basis over the term of the contract ranging from three to five years.  Production contracts are amortized on a straight-line basis ranging from five to ten years.  The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience.  The Company reviews the estimated useful lives of its intangibles at the end of each reporting period.  If events and circumstances warrant a change in the estimated useful life, the remaining carrying amount will be amortized over the revised estimated useful life.  Amortization expense associated with these intangible assets was $2,681, $1,967 and $1,609 for the year ended March 31, 2005, the nine months ended March 31, 2004 and the year ended June 30, 2003, respectively.  Annual amortization expense for each of the next five years for these production and supply contracts is expected to be $2,511 in 2006; $2,059 in 2007; $1,286 in 2008; $701 in 2009 and $639 in 2010.

Property and Depreciation

Property, plant and equipment is accounted for on the basis of cost.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 30 years, 5 to 10 years and 3 to 5 years, respectively.  The consolidated financial statements do not include fully depreciated assets.  Depreciation expense for the fiscal year ended March 31, 2005, nine months ended  March 31,  2004 and fiscal year ended June 30, 2003 was $28,473, $22,870 and $30,342, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Property and Depreciation (Continued)

          Estimated useful lives are periodically reviewed and, when warranted, changes are made to the estimated useful lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.  See Note D to the “Notes to Consolidated Financial Statements” for further disclosure of asset impairment.

Income Taxes

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.”  Under SFAS No. 109, deferred tax assets and liabilities are determined based on the difference between the financial statements and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Accounting Pronouncements

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets.”  This Statement eliminates the exception to fair value for exchanges of similar productive assets in APB Opinion No. 29 and replaces it with a general exception for exchange transactions that are not expected to result in significant changes in the cash flows of the reporting entity.  This statement is effective for non-monetary exchanges occurring in fiscal periods beginning after June 15, 2005.  As the focus of this pronouncement is on items that do not result in significant changes in cash flows, the Company anticipates no material effect on either financial position or results of operations.

          In November 2004, the FASB issued SFAS No. 151 “Inventory Costs, an amendment of ARB No. 43, Chapter 4.”  The amendments made by SFAS No. 151 clarify that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges and require the allocation of fixed production overheads to inventory based on the normal capacity of the production facilities. The guidance is effective for inventory costs incurred during fiscal years beginning after June 15, 2005.  The Company does not expect the adoption of SFAS No. 151 to have a material impact on its financial position or results of operations.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company will implement this new standard no later than April 1, 2006, the beginning of the first fiscal year after June 15, 2005.  The implementation of this new standard will have no impact on its overall financial position.  However, as shown in Note A to the “Notes to Consolidated Financial Statements,” implementation would have impacted net income in the current period by approximately $938 had the standard been adopted in prior periods.  The actual impact of adoption cannot be predicted as it will depend on levels of share-based payments granted in the future.  SFAS No. 123(R) will also require the benefits of tax deductions in excess of compensation costs to be reported as a financing cash flow, rather than an operating cash flow as required by current literature.  While this requirement will reduce net operating cash flows and increase net financing cash flows after adoption, the Company does not anticipate this impact to be material at this time.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Accounting Pronouncements (Continued)

Stock-Based Compensation

The Company’s stock option plans are described more fully in Note K to the “Notes to Consolidated Financial Statements.”  The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income, as reported, includes compensation expense related to restricted stock.  The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year	Nine Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
(in thousands, except per share data)	2005	2004	2003
Net income (loss), as reported	$13,288	$(32,868)	$ 28,057
Add: Stock-based employee compensation expense (income)
included in reported net income (loss), net of related tax
effects	(254)	(200)	176
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(684)	(1,192)	(1,211)
Pro forma net income (loss)	$12,350	$(34,260)	$ 27,022
Earnings (loss) per share:
Basic – as reported	$ 0.30	$ (0.73)	$ 0.63
Basic – pro forma	$ 0.28	$ (0.77)	$ 0.61
Diluted – as reported	$ 0.29	$ (0.73)	$ 0.62
Diluted – pro forma	$ 0.27	$ (0.77)	$ 0.60

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

DIMON and Subsidiaries Computation of Earnings Per Common Share

	Year	Nine Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
(in thousands, except per share data)	2005	2004	2003
BASIC EARNINGS
Income (loss) from continuing operations	$19,002	$(21,539)	$26,829
Income (loss) from discontinued operations	(5,714)	(11,329)	(549)
Extraordinary item: Iraqi receivable recovery	-	-	1,777
Net Income (Loss)	$13,288	$(32,868)	$28,057

SHARES
Weighted Average Number of Shares Outstanding	44,892	44,723	44,532

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$.42	$(.48)	$.60
Income (loss) from discontinued operations	(.12)	(.25)	(.01)
Extraordinary item – Iraqi receivable recovery	-	-	.04
Net Income (Loss)	$.30	$(.73)	$.63

DILUTED EARNINGS
Income (loss) from continuing operations	$19,002	$(21,539)	$26,829
Add after tax interest expense applicable to 6¼%
Convertible Debentures issued April 1, 1997	-*	-*	-*

Income (loss) from continuing operations	$19,002	$(21,539)	$26,829
Income (loss) from discontinued operations	(5,714)	(11,329)	(549)

Extraordinary item: Iraqi receivable recovery	-	-	1,777
Net Income (Loss) as Adjusted	$13,288*	$(32,868)*	$28,057*

SHARES
Weighted average number of common shares outstanding	44,892	44,723	44,532
Restricted shares issued and shares
applicable to stock options, net of shares assumed to
be purchased from proceeds at average market price	577	-*	534
Assuming conversion of 6 ¼% Convertible
Debentures at the beginning of the period	-*	-*	-*
Average Number of Shares Outstanding	45,469*	44,723*	45,066*

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$.42	$(.48)	$.59
Income (loss) from discontinued operations	(.13)	(.25)	(.01)
Extraordinary item – Iraqi receivable recovery	-	-	.04
Net Income (Loss) as Adjusted	$.29*	$(.73)*	$.62*

*

Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share.  For the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

Related Parties

During the fiscal year ended March 31, 2005, nine months ended March 31, 2004, and fiscal year ended June 30, 2003, the Company paid $2,362, $2,029, and $3,382, respectively, in leasing arrangements for storage facilities and equipment.  The primary owners of the lessor are current and former employees of a subsidiary of the Company in Zimbabwe.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Allliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Reclassifications
Certain prior year amounts have been reclassified to conform to the current year presentation.

Change in Fiscal Year

On June 23, 2003, our Board of Directors adopted a change in fiscal year end from June 30 to March 31.  The primary purpose of the change is to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  As a result of this change, the Company had a nine month transition period ended March 31, 2004. The Company’s fiscal year 2005 began on April 1, 2004.  Condensed consolidated comparative financial data for the fiscal year ended March 31, 2005 and unaudited data for the twelve months ended March 31, 2004, are summarized below:

	Twelve Months	Twelve Months
	Ended	Ended
(in thousands)	March 31, 2005	March 31, 2004 (unaudited)
Sales and other operating revenues	$1,311,388	$1,150,303
Gross profit	187,949	174,015
Other income	(5,286)	-
Selling, administrative and general expenses	125,220	125,361
Restructuring and asset impairment charges	5,036	22,539
Interest expense	52,840	44,786
Interest income	4,453	6,871
Derivative financial instruments (income)	(13,122)	(4,484)
Income taxes	9,146	4,385
Equity in net income of investee companies	89	40
Minority interests (income)	(345)	(3,075)
Income (loss) from continuing operations	$ 19,002	$ (8,586)
Loss from discontinued operations	(5,714)	(12,003)
Extraordinary item: Iraqi receivable recovery	-	1,777
NET INCOME (LOSS)	$ 13,288	$ (18,812)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$ 0.42	$(0.19)
Loss from discontinued operations	(0.12)	(0.27)
Extraordinary Item – Iraqi receivable recovery	-	0.04
NET INCOME (LOSS)	$ 0.30	$(0.42)
Diluted
Income (loss) from continuing operations	$ 0.42	$(0.19)
Loss from discontinued operations	(0.13)	(0.27)
Extraordinary Item – Iraqi receivable recovery	-	0.04
NET INCOME (LOSS)	$ 0.29	$(0.42)

Concentration of Credit Risk

The Company may potentially be subject to a concentration of credit risks due to cash and trade receivables relating to customers in the tobacco industry.  Cash is deposited with high-credit-quality financial institutions.  Concentration of credit risks related to receivables is limited because of the diversity of customers and locations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note B – Merger of DIMON Incorporated and Standard Commercial Corporation

On November 7, 2004, DIMON and Standard, the second largest and third largest global independent leaf tobacco merchants, respectively, entered into an Agreement and Plan of Reorganization, or merger agreement, providing for the merger of Standard with and into DIMON.

          On May 13, 2005, the merger was completed and DIMON changed its name to Alliance One International, Inc.  Under the terms of the merger agreement, Standard common shareholders received three shares of DIMON common stock in exchange for each share of Standard’s common stock outstanding.  For purchase method accounting, the per share value of DIMON common stock issued in the merger of $6.36 per share was determined by the average closing price of DIMON’s common stock for the five trading days ranging from two days before to two days after the merger announcement.  Exchange of Standard common stock, conversion of Standard’s outstanding options and estimated professional fees incurred to effect the merger result in a total purchase price of approximately $276,000, assuming 13,743 shares of Standard common stock was outstanding as of the closing date.

          The merger will be accounted for as a “purchase,” as defined under generally accepted accounting principles, for accounting and financial reporting purposes. Under purchase accounting, the assets and liabilities of Standard as of the effective time of the merger will be recorded at their respective fair values and added to those of DIMON. Any excess of the purchase price over the net fair value of Standard’s assets and liabilities will be recorded as goodwill. Financial statements of Alliance One issued after the merger will reflect these fair values as of the effective date of the merger and earlier periods will not be restated to reflect the historical financial position or results of operations of Standard.  Standard’s results of operations will begin to be included in Alliance One operations effective May 14, 2005, following the merger closing date of May 13, 2005.

          Alliance One is determining the fair value of the net assets of Standard, including any identified intangible assets.  The Company is awaiting receipt of independent asset appraisals, identification and valuation of intangibles and finalization of consolidated net assets as of May 13, 2005 in order to finalize the purchase price allocation.

          Prior to the merger, DIMON and Standard established a series of integration design teams across each regional and functional area which, with the assistance of an independent consultant, created a detailed integration plan. These teams reviewed both companies’ financial and operating statistics, assessed their respective processing facilities and regional and corporate offices and identified potential redundant staffing.

          The regional integration design teams have assessed each of DIMON’s and Standard’s processing facilities around the world and identified countries in which there will be duplicative facilities and/or excess capacity. As a result, six facilities are expected to be closed or converted to storage. The integration teams’ executives are continuing to identify facilities to be closed or converted to storage facilities.  The timing of facility closures will be based on the local tobacco season and the extent and timing of corresponding headcount reductions.

         The plan also reviewed regional and corporate offices and identified redundant staffing.  In addition to the elimination of redundant systems and facilities, headcount reductions for the combined company are expected to be significant.

         The costs of implementing this plan related to closure or conversion of former Standard facilities and severance or relocation of former Standard employees will adjust the net purchase price of Standard.  Costs associated with closure of former DIMON facilities and severance or relocation of former DIMON employees will be recorded as expense in the results of operations beginning with fiscal 2006.

         Other integration costs include the costs of refinancing the debt of both companies.  Tender premiums of $40,355 and other transaction costs related to retirement of former DIMON debt will impact results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note B – Merger of DIMON Incorporated and Standard Commercial Corporation (Continued)

         Many of DIMON’s and Standard’s financing arrangements were refinanced in connection with the closing of the merger because (1) change of control clauses in agreements governing such financings, or (2) the merged company would not be able to comply with certain of the financial covenants contained in those agreements as of the closing of, or immediately after, the merger.  The specific financing arrangements that were refinanced were:

• DIMON’s $150 million senior credit facility;
• DIMON’s $200 million of 9 5/8% senior notes due 2011;
• DIMON’s $125 million of 7 3/4% senior notes due 2013;
• DIMON’s $73.3 million of convertible subordinated debentures due 2007;
• Standard’s $150 million senior credit facility; and
• Standard’s $150 million of 8% senior notes due 2012.

In addition, on June 8, 2005, the Company announced the redemption of $73.3 million subordinated convertible debentures.

          The Company raised capital to tender for, repay or redeem these financings and pay the costs and expenses of the merger and refinancing through the following financing arrangements, all of which were effective with the closing of the merger on May 13, 2005 and are described in more detail below:

• The issuance of $315 million of 11% senior notes due 2012;
• The issuance of $100 million of 12 ¾% senior subordinated notes due 2012 sold at a 10% original issue discount; and

•

A new senior secured credit facility with a syndicate of banks consisting of (1) a three-year $300 million senior secured revolving credit line, which accrues interest at a rate of LIBOR plus a margin, which will initially be 2.75%, (2) a three-year $150 million senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 2.75%, and (3) a five-year $200 million senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.25%.

          The senior notes and senior subordinated notes are subject to substantially similar covenants that, among other things, establish limitations on asset sales, restricted payments including dividends, incurrence of indebtedness, and liens.  The payment of dividends to holders of Alliance One common stock is deemed a "restricted payment" under the indentures governing the senior notes, and the Company must comply with the restricted payment provisions of such indentures, including a consolidated interest coverage ratio test, in order to pay such dividends.  However, the restricted payment provisions also contain a "basket" allowing Alliance One to make restricted payments, including dividends, in an aggregate amount not to exceed $35 million without complying with the consolidated interest coverage ratio test.

Borrowings under the senior secured credit facility are secured by a first priority pledge of:

• 100% of the capital stock of any material domestic subsidiary;
• 65% of the capital stock of any material first tier foreign subsidiaries;
• Intercompany notes evidencing loans and advances made by the company to subsidiaries that are not guarantors; and

•

U.S. accounts receivable and U.S. inventory owned by the company and any material domestic subsidiary (other than inventory the title of which has passed to a customer and inventory financed through customer advances).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note C – Discontinued Operations

The Company conducted a strategic review in the last quarter of fiscal 2004 to evaluate its production capacity and organization relative to the major transition occurring in global sourcing of tobacco.  As a result of the review, the Company’s Board of Directors approved a plan (the “Plan”) designed to improve long-term profitability.  One of the major initiatives approved in the Plan was the disposal of the Company’s Italian processing facility.

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable.  As a result of the Plan, the fixed assets of the Italian processing facility were determined to be impaired based upon future undiscounted cash flows being insufficient to support their carrying value.  At March 31, 2004, a pre-tax (and after-tax) impairment charge of $6,941 on fixed assets, primarily machinery and equipment, was recorded based on fair values determined by subsequent asset disposal agreements.

          On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company and related interest expense, have been reclassified and presented as discontinued operations in the financial statements and related notes for all periods presented herein.  Sales and operating losses for the fiscal year ended March 31, 2005, the nine month transition year ended March 31, 2004 and the fiscal year ended June 30, 2003 are presented below.  This information is summarized for the appropriate fiscal periods as follows:

	Year	Nine Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2005	2004	2003
Sales and other revenues	$ 41,447	$ 15,309	$ 32, 826

Income (loss) from discontinued operations, net of tax:
Income (loss) from operations of discontinued components	$ (4,820)	$ (4,450)	$ (502)
Loss on disposal of discontinued components	(1,432)	(6,941)	-
Income (loss) from discontinued operations, before tax	(6,252)	(11,391)	(502)
Income tax expense / (benefit)	(538)	(62)	47
Income (loss) from discontinued operations, net of tax	$ (5,714)	$(11,329)	$(549)

		March 31, 2005	March 31, 2004
Assets of discontinued operations:
Trade receivables, net of allowances		$ 4,389	$ 5,414
Tobacco inventory and advances		8,923	42,304
Net property, plant and equipment		-	1,953
Other assets		382	753
Total assets of discontinued operations		$13,694	$50,424

Liabilities of discontinued operations:
Accounts payable		$ 594	$ 6,707
Advances from customers		1,255	2,814
Deferred Credits – Compensation and other		-	1,077
Other liabilities		-	403
Total liabilities of discontinued operations		$1,849	$11,001

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note D – Restructuring and Asset Impairment Charges

The Company conducted a strategic review in 2004 to compare its production capacity and organization with the major transition occurring in global sourcing of tobacco.  As a result, the Company’s Board of Directors approved a Plan designed to improve long-term profitability. Major initiatives approved in the Plan include the closing of one of its two U.S. processing facilities and disposal of its non-strategic processing facility in Italy.

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based upon diminished U.S. crop production and processing requirements, the Board of Directors approved the closing of one of its U.S. processing facilities upon completion of the processing of the 2004 U.S. crop.  As a result of the approved Plan, the related U.S. fixed assets were determined to be impaired based upon future undiscounted cash flows being insufficient to support their carrying value. In 2004, a pre-tax impairment charge of $9,811 on fixed assets, primarily machinery and equipment, was recorded based on asset fair values as determined by independent appraisals.  The facility is reported in assets held and used on the March 31, 2005 balance sheet date as cessation of operations was in process.  During the first quarter of 2006, we will reclassify net carrying values from Land and Buildings of $79 and $1,621, respectively, to assets held for sale.  In addition, a $1,682 pre-tax charge for severance and other costs was recorded for employees notified prior to March 31, 2004.  Substantially all severance costs were paid in 2005. In 2005 additional asset impairment charges of $690 were recorded as well as $2,146 in additional severance and other costs for employees notified prior to March 31, 2005.  The majority of severance costs were recorded and paid in 2005 with $865 to be paid in 2006.

          In Zimbabwe, the Company recorded a pre-tax asset impairment charge of $4,905 in 2004 related to land and buildings no longer used in operations.  The forecasted undiscounted cash flows of these assets, which are leased to a third party, did not support the carrying value and the assets were written down to their appraised fair value.

          During January 2004, the Company acquired a majority interest in a non-tobacco entity previously reported using the equity method of accounting.  Production expectations and the development of emerging markets have not met management’s expectations.  Management completed an impairment evaluation based on projected future cash flows in the March quarter of 2004 as indicators of impairment were present and determined that the carrying value of the assets exceeded their fair values.  As of March 31, 2004, the Company recorded a pre-tax impairment charge of $702 related to fixed assets and $5,439 related to goodwill based on asset fair values as determined by independent appraisals.  In the last quarter of 2005, additional asset impairment charges of $2,200 related to fixed assets were recorded.

The following table summarizes the restructuring and asset impairment costs recorded for the year ended March 31, 2005 and the nine months ended March 31, 2004:
	Asset Impairments	Employee Separation and Other Costs	Total Restructuring and Asset Impairment Charges
2004 Restructuring and Asset Impairment Charges	$20,857*	$1,682	$22,539
2005 Restructuring and Asset Impairment Charges	$2,890	$2,146	$ 5,036

* Includes pretax charges of $15,418 and $5,439 for fixed asset and goodwill impairments, respectively.

Note E – Foreign Currency Translation

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

          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars.  The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange gains (losses) in 2005, 2004 and 2003 were $527, $(1,705) and $(3,666), respectively, and are included in the respective statements of income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note F – Derivative and Other Financial Instruments

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

          During the fiscal year ended March 31, 2005, accumulated other comprehensive income decreased by $637, net of deferred taxes of $324, due to the reclassification into earnings, primarily as cost of goods and services sold, due to the fulfillment of transactions.  During the nine months ended March 31, 2004, accumulated other comprehensive income decreased by $365, net of deferred taxes of $167, due to the reclassification into earnings, primarily as cost of goods and services sold, due to the fulfillment of transactions.  During the fiscal year ended June 30, 2003, accumulated other comprehensive income increased by $1,638, net of deferred taxes of $804, due to the reclassification of $418, net of taxes of $202, which was reclassified into earnings primarily as cost of goods and services sold, due to the fulfillment of transactions.  The remaining $1,220, net of tax of $602, was due to the issuance of new cash flow hedges during the year.

The carrying value and estimated fair value of the Company’s long-term debt are $489,921 and $531,385, respectively, as of March 31, 2005 and $423,985 and $436,766, respectively, as of March 31, 2004.

Fixed to Floating Rate Interest Swaps

Concurrent with the private issuance of $200 million principal amount of 9 5/8% Senior Notes on October 30, 2001, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount of the Senior Notes to a floating interest rate equal to LIBOR plus 4.25%, set six months in arrears.  Also, concurrent with the private issuance of $125 million principal amount of 7 ¾% Senior Notes on May 30, 2003, the Company entered into a derivative financial instrument to swap the entire $125 million notional amount of Senior Notes to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  See also Note H to the “Notes to Consolidated Financial Statements.”

          The maturity, payment dates, and other fundamental terms of these derivative financial instruments match those of the related Senior Notes.  In accordance with SFAS No. 133, these derivatives qualify for hedge accounting treatment.  They are accounted for as fair value hedges.  Changes in the fair value of these derivative financial instruments, as well as offsetting changes in the fair value of the Senior Notes, are being recognized in current period earnings.  The fair value of the debt decreased the Senior Notes liability by $6,833 as of March 31, 2005 and increased the Senior Notes liability by $10,798 as of March 31, 2004, with a corresponding change in the fair value of the derivative financial instruments reflected in Deferred Credits – Compensation and Other.

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates, to reduce its exposure to interest rate volatility.  At March 31, 2005, the Company held instruments of this type with an aggregate notional value of $245,000, bearing interest at rates between 4.985% and 6.22%, and with maturity dates ranging from August 23, 2005 to September 22, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the year ended March 31, 2005 and the nine months ended March 31, 2004, the Company recognized non-cash income before income taxes of $13,122 and $6,522, respectively, from the change in fair value of these derivative financial instruments.  For year ended June 30, 2003, the Company recognized non-cash expense before income taxes of $12,409 from the change in the fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Deferred Credits – Compensation and Other.  At March 31, 2005, there was an aggregate credit of $5,381 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note F – Derivative and Other Financial Instruments (Continued)

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

Note G – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $562,661 at March 31, 2005 ($594,285 at March 31, 2004).  These lines bear interest at a weighted average rate of 3.93% for the twelve months ending March 31, 2005.  Unused lines of credit at March 31, 2005 amounted to $308,342 ($305,115 at March 31, 2004), net of $42,313 of available letters of credit lines.  Certain non-U.S. borrowings of approximately $7,462 have inventories of approximately $14,437 as collateral.  At March 31, 2005, $8,000 included in cash is held on deposit as a compensating balance for $8,000 in short-term borrowings.  These borrowings will mature in June 2005.  There were no compensating balance agreements at March 31, 2004.

Note H – Long-Term Debt

On May 13, 2005, DIMON’s senior notes and revolving credit facility were refinanced with long-term debt of Alliance One.  On June 8, 2005 the Company announced the redemption of the subordinated convertible debentures.  Accordingly, the March 31, 2005 long-term debt below remains classified as long-term.  See Note B to the “Notes to Consolidated Financial Statements” for disclosure related to long-term debt of Alliance One.

Such debt is comprised of:
	March 31, 2005		March 31, 2004
	Maturing within One Year	Maturing after One Year	Maturing within One Year	Maturing after One Year
Senior Notes (Net of Fair Value Adjustment
of $(6,833) in 2005 and $10,798 in 2004)	$ -	$318,167	$ -	$335,798
Convertible Subordinated Debentures	-	73,328	-	73,328
Revolving Credit Notes	-	83,450	-	-
Other Long-Term Debt	2,838	7,908	2,411	8,146
	2,838	482,853	2,411	417,272
Capitalized Lease Obligations	671	3,559	565	3,737
	$3,509	$486,412	$2,976	$421,009

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note H – Long-Term Debt (Continued)

Payments of the debt prior to the refinancing were scheduled as follows:
	Senior Notes	Convertible Subordinated Debentures	Revolving Credit Notes	Other Long-Term Debt	Total
2006	$ -	$ -	$ -	$ 2,838	$ 2,838
2007	-	73,328	83,450	1,936	158,714
2008	-			1,643	1,643
2009	-	-	-	1,238	1,238
2010	-	-	-	646	646
2011	-	-	-	398	398
Later years	318,167	-	-	2,047	320,214
	$318,167	$73,328	$83,450	$10,746	$485,691

          On May 30, 2003, the Company completed a private issuance of $125 million principal amount of 7 3/4% Senior Notes (the “7 3/4% Notes”) due 2013 pursuant to Rule 144A under the Securities Act of 1933 and issued a redemption notice for all of the $125 million in 8 7/8% Senior Notes issued May 29, 1996 that were then outstanding.  The financial covenants of the 7 ¾% Notes are substantially similar to those for the other existing Notes, including restrictions on certain payments.  Concurrent with the completion of the 7 3/4% Note issuance, the Company entered into a derivative financial instrument to swap the entire $125 million notional amount to a floating interest rate equal to LIBOR plus 3.69%, set six months in arrears.  The effective rate at March 31, 2005 was 7.09%.

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

          Concurrent with the completion of the 9 5/8% Note issuance, the Company entered into a derivative financial instrument to swap the entire $200 million notional amount to a floating interest rate equal to LIBOR plus 4.25%, set six months in arrears.  The effective rate at March 31, 2005 was 7.65%.

          On November 1, 2004, the Company obtained consents from the holders of the 9 5/8% Notes and the 7 3/4% Notes (collectively, the “Notes”) to a waiver of certain defaults under the related indentures.  At the same time, the Company amended the indentures pursuant to which the Notes were issued to (1) confirm the Company’s ability to pay dividends to holders of its common stock not to exceed $3,525 (which is approximately the current rate) in any fiscal quarter ending on or prior to June 30, 2005 and (2) make additional investments in non-wholly-owned subsidiaries prior to December 31, 2005 in an aggregate amount not to exceed $2,000.  In exchange for the consents and the amendment, the Company paid holders of Notes that consented prior to the expiration of the consent solicitation a fee of $35 per $1,000 in principal amount of such holders’ Notes (or approximately $11,214 in the aggregate).  This amount was capitalized and is being amortized into interest expense over the remaining lives of the Notes.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note H – Long-Term Debt (Continued)

          On October 27, 2003, the Company completed a new three-year $150 million syndicated bank credit facility with a group of seven banks.  The credit facility is subject to certain commitment fees and covenants that, among other things, requires the Company to maintain minimum working capital and tangible net worth amounts, specific liquidity and long-term solvency ratios, including certain borrowing base restrictions, and restricts acquisitions.  The Company continuously monitors its compliance with these covenants.  On November 2, 2004, the Company obtained an amendment to the credit facility to eliminate the effect of any fines assessed, up to a maximum of $10,000, on it in connection with the DGCOMP administrative investigation when calculating its compliance with certain financial covenants.

          The credit facility’s initial term expires on October 26, 2006, and, subject to approval by the lenders, may be extended. The rates of interest are based on the Company’s published credit rating and vary according to the type of loan requested by the Company.  During the life of the agreement, the interest rate could be the prime rate or the LIBOR rate adjusted. The primary advance rate is the agent bank’s base lending rate, 5.75% at March 31, 2005. The Company pays a commitment fee of 1% per annum on any unused portion of the facility.  The new facility replaced a $165 million facility.

At March 31, 2005, the Company was permitted to make restricted payments, including cash dividends on its Common Stock, of up to $22.2 million.

          Other long-term debt consists of obligations of the Company’s tobacco operations in Brazil, Macedonia and dark tobacco operations in South America, and is payable at interest rates varying from 2.50% to 12.85%.

Note I – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2011.  Interest rates are imputed at 3.75% to 7.50%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
2006	$ 904	$ 4,345
2007	844	2,503
2008	828	1,834
2009	831	1,600
2010	727	1,572
Remaining	883	10,980
	$5,017	$22,834
Less amount representing interest and deposits	787
Present value of net minimum lease payments	$4,230
Less current portion of obligations under capital leases	671
Long-term obligations under capital leases	$3,559
Capitalized amounts:
Buildings	$ 81
Machinery and equipment, primarily vehicles	5,523
Accumulated amortization	(1,629)
	$3,975

Note J – Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At March 31, 2005, no shares had been issued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note K – Stock Incentive Plan

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

          Stock options granted under the 2003 Plan allow for the purchase of common stock at prices determined at the time the option is granted by the Committee.  Stock appreciation rights (SARs) may be granted under the 2003 Plan in relation to option grants or independently of option grants.  SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant.  Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  The shares pay dividends and have ordinary voting rights but are forfeitable if employment or Board service terminates before vesting.  Pursuant to the DIMON Deferred Compensation Plan, Board members and certain other employees may defer both option and restricted share awards.  See also Note M to the “Notes to the Consolidated Financial Statements.”  As of March 31, 2005, 21 restricted shares had been deferred by Board members. As of March 31, 2005, 618 shares of restricted stock had been awarded under the Incentive Plan and 459 shares were outstanding.  Performance shares granted under the 2003 Plan are an award, stated with respect to a specified number of shares of common stock that entitles the holder to receive shares of common stock, cash or a combination of both.  As of March 31, 2005, no performance shares had been awarded under the Incentive Plan.  Incentive awards granted under the Incentive Plan allow for selected individuals to receive cash payments upon attainment of stated performance objectives determined by the Committee.  No awards may be granted under the 2003 Plan, as amended, after December 31, 2013.

          The outstanding options and SARs awarded under the Prior Plan become exercisable on various dates as originally determined for the grants.  Under the 2003 Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable.

          Prior to the authorization of the 2003 Plan, the Company maintained the DIMON Incorporated Directors’ Stock Plan which replaced The Non-Employee Directors’ Stock Option Plan.  As of March 31, 2005 options to purchase 60 shares had been granted of which 55 shares were outstanding under the Directors Plan and 24 shares had been granted and were outstanding under the Non-Employee Directors’ Stock Option Plan.  There are no plans to make any further awards under these plans.

          The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations.  All other options are treated as equivalent shares outstanding. There was a $390 credit to income in 2005, a $307 credit to income in 2004 and a $270 charge to income in 2003 arising from adjustments in fair market values of the SARs.

         Certain potentially dilutive options outstanding at March 31, 2005 and June 30, 2003, were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive.  These shares totaled 2,837 at a weighted-average exercise price of $10.99 per share for 2005; and 2,032 shares at a weighted-average exercise price of $14.41 per share in 2003.  At March 31, 2004, all outstanding options were excluded from the computation of earnings per diluted share because the effect of their inclusion was antidilutive.  These shares totaled 3,591 at a weighted-average exercise price of $10.19 per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note K – Stock Incentive Plan (Continued)

Information with respect to options and SARs follows:

		March 31,		June 30,
		2005	2004	2003
Options and SARs outstanding at beginning of year		4,335	4,137	3,716
Options and SARs granted		517	625	738
Options and SARs exercised		(43)	(267)	(22)
Options and SARs cancelled		(664)	(160)	(295)

Options and SARs outstanding at end of year		4,145	4,335	4,137

SARs included as outstanding at end of year		670	744	750

Options available for future grants at end of year		2,355	2,385	853

Options and SARs exercisable at end of year		2,571	2,456	2,221
Option and SAR exercise prices per share:
Date of grant	(at lowest price)	$ 6.45	$ 6.95	$ 6.25
	(at highest price)	6.45	6.95	6.25
Exercised	(at lowest price)	2.81	2.81	4.63
	(at highest price)	4.63	5.50	4.63
Cancelled	(at lowest price)	2.81	6.25	2.81
	(at highest price)	22.31	22.31	22.31

Weighted average option exercise price information for 2005, 2004 and 2003 follows:

	March 31,		June 30,
	2005	2004	2003
Outstanding at beginning of year	$9.52	$9.73	$11.08
Granted during the year	6.45	6.95	6.25
Exercised during the year	3.34	3.27	4.63
Cancelled during the year	9.59	15.50	18.79
Outstanding at end of year	9.19	9.52	9.73
Exercisable at end of year	10.82	11.56	13.35

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note K – Stock Incentive Plan (Continued)
Option and SARS groups outstanding at March 31, 2005 and related weighted average price and life information follows:

Grant Date by Fiscal Year	Outstanding	Exercisable	Exercise Price	Remaining Life (Fiscal Years)
1995	120	120	$16.50	-
1996	246	246	16.96	-
1997	269	269	18.19	1
1998	284	284	22.33	2
1999	543	543	7.73	3
2000	95	95	4.63	4
2001	364	364	2.90	5
2002	546	546	7.44	6
2003	626	50	6.25	7
2004	535	27	6.95	8
2005	517	27	6.45	9
	4,145	2,571

          The weighted average fair value at date of grant for options and SARS granted during 2005 and 2004 was $1.81 and $2.63 per option, respectively.  The fair value of options and SARS at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Black-Scholes Assumptions	2005	2004
Expected Life in Years	7	7
Interest Rate	4.06%	4.21%
Volatility	39.98%	52.58%
Dividend Yield	4.65%	4.32%

Note L – Income Taxes

The components of income (loss) before income taxes, equity in net income (loss) of investee companies, minority interests, discontinued operations and extraordinary item consisted of the following:

	Year	Nine Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2005	2004	2003
U.S.	$(53,927)	$(20,097)	$(39,848)
Non-U.S.	81,641	(4,343)	75,164
Total	$ 27,714	$(24,440)	$ 35,316

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note L – Income Taxes (Continued)

The details of the amount shown for income taxes in the Statements of Consolidated Income and Comprehensive Income follow:

Year	Nine Months	Year
Ended	Ended	Ended
March 31,	March 31,	June 30,
2005	2004	2003
Current
Federal	$ (665)	$ (60)	$ 1,165
State	-	-	-
Non-U.S.	26,857	11,017	23,593
$26,192	$ 10,957	$ 24,758
Deferred
Federal	$(10,853)	$(13,107)	$(10,836)
State	-	3,211	(959)
Non-U.S.	(6,193)	(1,650)	(3,899)
$(17,046)	$(11,546)	$(15,694)
Total	$ 9,146	$ (589)	$ 9,064

          The reasons for the difference between income tax expense based on income (loss) before income taxes, equity in net income (loss) of investee companies, minority interests and extraordinary item and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

Year	Nine Months	Year
Ended	Ended	Ended
March 31,	March 31,	June 30,
2005	2004	2003
Tax expense (benefit) at U.S. statutory rate	$ 9,700	$(8,554)	$ 12,361
Effect of non-U.S. income taxes	(9,352)	470	279
U.S. taxes on non-U.S. income, net of tax credits	3,380	1,400	4,520
Goodwill impairment	-	1,904	-
Expired tax credits	-	3,000	-
Permanent items	5,418	1,191	(8,096)
Actual tax expense (benefit)	$ 9,146	$ (589)	$ 9,064

The deferred tax liabilities (assets) are comprised of the following:
March 31,	March 31,
2005	2004
Deferred tax liabilities:
Non-U.S. taxes	$ 2,937	$ 1,306
Unremitted earnings of non-U.S. subsidiaries	140	1,400
Fixed assets	4,558	9,524
Total deferred tax liabilities	$ 7,635	$12,230

Deferred tax assets:
Reserves and accruals	$ (9,411)	$(7,373)
Restructuring accruals	(1,088)	(4,439)
Tax credits	(5,225)	(4,639)
Tax loss carryforwards	(53,339)	(36,111)
Derivative transactions	(2,094)	(8,174)
Postretirement and other benefits	(19,727)	(18,299)
Other	(17,654)	(6,181)
Gross deferred tax assets	(108,538)	(85,216)
Valuation allowance	31,100	20,997
Total deferred tax assets	$(77,438)	$(64,219)
Net deferred tax asset	$(69,803)	$(51,989)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note L – Income Taxes (Continued)

The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2005	March 31, 2004
Current asset	$ (8,848)	$ (8,510)
Non current asset	(68,734)	(48,390)
Non current liability	7,779	4,911
Net deferred tax asset	$(69,803)	$(51,989)

The current portion of the deferred tax asset is included in “current deferred and recoverable income taxes” and the non-current asset is included in “deferred taxes and other deferred charges.”

          For the year ended March 31, 2005 and for the nine months ended March 31, 2004, the valuation allowance increased by $10,103 and $4,726, respectively, due primarily to additional tax loss carryovers and management’s judgment as to realization of certain deferred tax assets.  At March 31, 2005, the Company has non-U.S. tax loss carryovers of $42,010 and U.S. federal and state tax loss carryovers of $82,887 and $189,777, respectively, that expire in 2006 and thereafter.  Valuation allowances of $31,100 and $20,997 remain at March 31, 2005 and March 31, 2004, respectively, primarily related to state and non-U.S. tax loss carryovers that begin expiring in 2006.

          Realization of deferred tax assets is dependent on generating sufficient taxable income prior to expiration of the loss carryovers.  Although realization is not assured, management believes it is more likely than not that all of the deferred tax assets, net of applicable valuation allowances, will be realized.  The amount of the deferred tax assets considered realizable could be reduced or increased if estimates of future taxable income change during the carryover period.

          The Company has provided deferred income taxes of $140 for estimated U.S. income taxes, net of foreign tax credits, for undistributed earnings of foreign subsidiaries that it no longer considers permanently reinvested overseas.  No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $22,623 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

           In October 2004, the American Jobs Creation Act of 2004 (the “Act”) was signed into law by the President of the United States.  The Act includes numerous U.S. tax code changes including the phase-out of extra-territorial income tax provisions, the establishment of a deduction for qualified domestic production activities and a temporary incentive for U.S. multi-national companies to repatriate accumulated income earned in controlled foreign corporations.  The Act provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated in our current or subsequent fiscal year.  The deduction would result in an approximate 5.25% federal tax on a portion of the foreign earnings repatriated.  State, local and foreign taxes could apply as well.  To qualify for this federal tax deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by the company’s board of directors.  Certain other criteria in the Act must be satisfied as well.  The Company has reviewed the Act, including the favorable foreign earnings repatriation provision.  The Company does not anticipate, at this time, that it will utilize the foreign earnings repatriation provision of the Act.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M – Employee Benefits

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

Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Greece and Turkey.
A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2005 and 2004, the measurement dates, was as follows:

	March 31,	March 31,
	2005	2004
Change in Benefit Obligation
Benefit obligation, beginning	$71,679	$67,467
Service cost	3,170	2,357
Interest cost	4,357	3,245
Actuarial loss	205	2,017
Amendments and curtailments	(219)	345
Benefits paid	(5,507)	(3,752)
Benefit obligation, ending	$73,685	$71,679

Change in Plan Assets
Fair value of plan assets, beginning	$33,773	$33,140
Actual return on plan assets	2,007	2,209
Company contribution	2,459	2,279
Benefits paid	(5,507)	(3,855)
Fair value of plan assets, ending	$32,732	$33,773

Funded status of plan	$(40,953)	$(37,906)
Unrecognized actuarial loss	9,985	10,162
Unrecognized prior service cost	2,266	2,722
Net amount recognized	$(28,702)	$(25,022)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)
		March 31,	March 31,
		2005	2004
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost		$ -	$ -
Accrued benefit liability		(37,271)	(33,400)
Intangible asset		1,855	1,934
Accumulated other comprehensive income		6,714	6,444
Net amount recognized		$(28,702)	$(25,022)

The accumulated benefit obligation for all defined benefit pension plans was $69,964 and $66,452 at March 31, 2005 and 2004, respectively.
		March 31,	March 31,
		2005	2004
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation		$ 73,685	$ 71,679
Accumulated benefit obligation		69,964	66,452
Fair value of plan assets		32,732	33,773

Net periodic pension costs included the following components:
	Year	Nine Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2005	2004	2003
Service cost	$ 3,170	$ 2,357	$ 2,408
Interest expense	4,357	3,245	4,228
Expected return on plan assets	(2,732)	(1,891)	(3,039)
Amortization of prior service cost	328	251	291
Amortization of transition amount	-	-	(252)
Actuarial loss (gain)	952	767	291
Net periodic pension cost	$ 6,075	$ 4,729	$ 3,927

		March 31,	March 31,
		2005	2004
Additional Information:
Increase in minimum liability included in other comprehensive income		$ 270	$ 1,329

          For the U.S. plans, benefit obligations and net periodic pension costs for the Retirement Plan and the Excess Benefit and Supplemental Plans were determined using assumed discount rates of 5.75% for 2005 and 6.00% for 2004 and 2003.  Assumed compensation increases were 3.0% for 2005, 4.0% for 2004 and 3.5% for 2003 for the Retirement Plan and for the Excess Benefit Plan.  The assumed long-term rate of return on plan assets was 8.5% for 2005 and 2004 and 8.0% for 2003 for the Retirement Plan.  The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation and estimates of future investment performance by asset class.  For non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice.  No assumed long-term rate of return is made for non-U.S. plan assets as these plans are generally not funded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M – Employee Benefits (Continued)

Plan Assets
The Company’s pension plan weighted-average asset allocations at March 31, 2005 and 2004 by asset category are as follows:
	March 31,	March 31,
	2005	2004
Asset Category:
Equity securities	68%	39%
Fixed income	28%	18%
Other short term investments	4%	43%
Total	100%	100%

          The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfounded obligations do not grow to a level to adversely affect the Company’s financial health.  The Company’s target asset allocation strategy is a 70%/30% allocation between equity and fixed income securities.  As of March 31, 2004, based upon the recommendation of the Company’s Investment Advisor and the Investment Committee, new investment managers had been selected. The asset allocation at March 31, 2005 reflects the investment allocation after all funds were transferred and invested by the new investment managers.  Manager performance is measured against investment objectives and objective benchmarks, including:  Salomon 90 Day Treasury Bill, Lehman Brothers Intermediate Govt. Credit, Lehman Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE.  The Portfolio Objective is to exceed the actuarial return on assets assumption.  Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate.  Equity securities do not include the Company’s common stock.

Cash Flows
Contributions
The Company expects to contribute $1,331 to its existing Cash Balance Plan in 2006.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension	Other
	Benefits	Benefits
2006	$ 6,026	$1,909
2007	4,671	1,893
2008	5,149	1,832
2009	5,000	1,754
2010	5,355	1,740
Years 2011-2015	32,472	8,292

          The Company also sponsors a 401-k savings plan for most of its salaried employees located in the United States.  The Company’s contributions to the plan were $354 in 2005, $295 in 2004 and $401 in 2003.

          The DIMON Compensation Deferral Plan was approved by the Board on June 23, 2003.  The plan is available to certain employees and non-employee members of the Board.  Eligible participants may elect to defer specified portions of cash or equity based compensation received and have the deferred amount treated as if invested in specified investment vehicles.  The Compensation Deferral Plan is unfunded with a payable of $266 at March 31, 2005.  Withdrawals from the Plan are not permitted until the termination of a participant’s service.  See also Note K to the “Notes to Consolidated Financial Statements” for further information regarding equity based compensation.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M – Employee Benefits (Continued)

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

A reconciliation of benefit obligations, plan assets and funded status of the plans was as follows:

	March 31,	March 31,
	2005	2004
Change in Benefit Obligation
Benefit obligation, beginning	$23,047	$22,048
Service cost	403	335
Interest cost	1,203	1,005
Actuarial (gain)/loss	(2,026)	1,068
Benefits paid	(1,945)	(1,409)
Benefit obligation, ending	$20,682	$23,047

Change in Plan Assets
Fair value of plan assets, beginning	$ 45	$ 154
Actual return on plan assets	57	(29)
Company contribution	153	153
Benefits paid	(113)	(233)
Fair value of plan assets, ending	$ 142	$ 45

Funded status of plan	$(20,540)	$(23,002)
Unrecognized actuarial loss	6,424	8,793
Unrecognized prior service cost	(1,692)	(2,001)
Net amount recognized	$(15,808)	$(16,210)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost	$ -	$ -
Accrued benefit liability	(15,808)	(16,210)
Intangible asset	-	-
Accumulated other comprehensive income	-	-
Net amount recognized	$(15,808)	$(16,210)

          For measurement purposes, a 9.5% and 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005 and 2004.  The rate was assumed to decrease gradually to 5.0% by the year 2011 in 2005 and 2004.  Benefit obligations and net periodic pension costs were determined using assumed discount rates of 5.75% for 2005 and 6.00% for 2004 and 2003.  Assumed compensation increases were 3.0% for 2005, 4.0% for 2004 and 3.5% for 2003. The assumed long-term rate of return on plan assets was 4.75% for 2005 and 2004 and 5.5% for 2003.  The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation and estimates of future investment performance by asset class.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M– Employee Benefits (Continued)

Postretirement Health and Life Insurance Benefits (Continued)

Plan Assets
The Company’s postretirement plan weighted-average asset allocations at March 31, 2005 and 2004 by asset category are as follows:

	March 31,	March 31,
	2005	2004
Asset Category:
Fixed Income	100%	100%

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

Net periodic benefit costs included the following components:

	Year	Nine Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2005	2004	2003
Service cost	$ 403	$ 335	$ 342
Interest expense	1,203	1,005	1,357
Expected return on plan assets	(2)	(6)	(5)
Amortization of prior service cost	(308)	(231)	(308)
Actuarial loss	284	314	194
Net periodic benefit cost	$1,580	$1,417	$1,580

          Assumed health care cost trend rates have a significant effect on the amounts reported for the health care plans.  A one-percentage-point change in assumed health care cost trend rates would have the following effects:

	1-Percentage- Point Increase	1-Percentage- Point Decrease
Effect on total of service and interest cost components	$ 100	$ (87)
Effect on postretirement benefit obligation	943	(836)

          The Company continues to evaluate ways to better manage these benefits and control their costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.  The Company expects to contribute $1,426 to its postretirement benefit plan in 2006.

          Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements.  There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system.  For these foreign plans, the cost of benefits charged to income was not material in 2005, 2004 and 2003.

Note N – Segment Information

The Company operates in one segment, the tobacco business:  purchasing, processing, selling and storing leaf tobacco.  The Company purchases tobacco in more than 45 countries and ships tobacco to approximately 90 countries.

Geographic information as to sales and other operating revenues is based on the destination of the product sold. Long-lived assets are classified based on the location of the asset.
-69-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note N – Segment Information (Continued)

	Year	Nine Months	Year
	Ended	Ended	Ended
	March 31,	March 31,	June 30,
	2005	2004	2003
Sales and Other Operating Revenues:
United States	$ 223,624	$181,345	$ 239,207
Germany	157,583	100,980	175,700
Japan	86,418	67,043	133,418
Other	843,763	452,715	649,142
	$1,311,388	$802,083	$1,197,467

Sales and Other Operating Revenues to Major Customers:

Of the 2005, 2004 and 2003 sales and other operating revenues, approximately 44%, 35% and 39%, respectively, were to various tobacco companies which management has reason to believe are now owned by or under the common control of two companies.  (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A	$ 382,741	$148,456	$ 214,802
Customer B	196,333	133,145	256,377
	$ 579,074	$281,601	$ 471,179

Long-Lived Assets:
United States	$ 18,733	$ 23,543	$ 37,503
Brazil	50,697	45,592	40,262
Malawi	22,413	24,208	25,566
Tanzania	20,231	21,663	22,582
Zimbabwe	35,735	39,685	46,292
Europe	47,325	49,776	43,381
Asia	5,989	6,695	7,043
Other	20,039	26,993	21,554
Long-Lived Assets	$ 221,162	$238,155	$ 244,183

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note O – Contingencies and Other Information

In May 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 relates to disallowance of local currency foreign exchange losses on U.S. dollar funding.  The other $14,914 relates to disallowance of other sales related expenses.  In March 2005, the Company had the assessment relating to the disallowance of local currency foreign exchange losses dismissed by the Taxpayer’s Council.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of March 31, 2005, total tax, penalties and interest relating to still unresolved issues is $1,526.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, is equivalent to approximately $5,660 for federal corporate income tax and $3,200 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  During March 2005, the Company received an official rejection of its appeal from the tax administration officials in Germany.  The Company has now appealed to the tax court and believes it has a strong case.

          In September 2002 and in January 2004, the Company’s Tanzanian operations received assessments for income taxes equivalent to approximately $1,000 and $5,300, respectively.  In March 2005, the Company’s Tanzanian operations received assessments that show no additional income taxes but that reduce the balance of its tax loss carryovers as of the end of 2001 by approximately $4,000.  The Company has filed protests and  appeals and is currently awaiting replies.

          In September 2004, the Zimbabwe tax authorities (ZIMRA) issued a proposed assessment for withholding tax on export commissions of approximately $980.  In May 2005, subsequent to year end, ZIMRA delivered additional proposed assessments for withholding tax on export commissions and other tax issues including penalties for a total proposed assessment of approximately $17,100.  On May 10, 2005, the Company received an official assessment of approximately $3,900.  The Company has met with the Commissioner of ZIMRA and expressed its objections to this assessment and is challenging its merits.  Discussions with ZIMRA are ongoing and the Company believes it has strong defenses to these assessments.

          The Company believes it has properly reported its income and provided for taxes in Brazil, Germany, Tanzania and Zimbabwe in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

          Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  The Company’s subsidiaries in Spain (Agroexpansion) and Italy (DIMON Italia) have cooperated with the DGCOMP.  The EC issued separate Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy.  The Statements allege that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EC competition laws.  Both Agroexpansion and DIMON Italia filed a response to the Statements of Objections relating to Spain and Italy, respectively, and the EC conducted separate oral hearings on the Spanish and Italian matters.

          On October 20, 2004, the DGCOMP notified the Company that it and Agroexpansion were assessed a fine in the amount of euro 2,592 (US$3,378) which has been paid and is recorded in selling, general and administrative expenses.  Several tobacco processors, growers, and agricultural associations that were the subject of the investigation in Spain were assessed fines in various amounts totaling euro 20,000 (US$25,100). The fines were reduced as a result of the tobacco processors’, including Agroexpansion's, cooperation in the DGCOMP investigation.  Both the Company and Agroexpansion are currently appealing this determination and related fine.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note O – Contingencies and Other Information (Continued)

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At March 31, 2005, the Company is guarantor of an amount not to exceed $221,995 with $210,565 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote and the accrual recorded for exposure under them was not material at March 31, 2005.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially be over many years.  Through January 2005, the Company has utilized $20,377 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized, and it has been recorded as deferred revenue, because the Company has been unable to predict whether the Brazilian Government will require payment of amounts offset.  In January 2005, the Company received a Judicial Order to suspend the IPI compensation.  An appeal was filed and the Company received notification from the tax authorities in March 2005 to present all documentation pertaining to the IPI credit bonus.  The Company is working with the tax authorities and believes it has properly utilized the IPI credit bonus.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiary has long-lived assets of approximately $35,735 as of March 31, 2005.

Note P – Extraordinary Item

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

Note Q – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2005
	Sales and Other Operating Revenue	$284,728	$341,068	$366,370	$319,222	$1,311,388
	Gross Profit	52,984	56,107	39,251	39,607	187,949
	Income (loss) from continuing operations	14,073	10,280	(1,587)	(3,764)	19,002
	Loss from discontinued operations	(699)	(4,693)	(277)	(45)	(5,714)
	Net Income (Loss)	13,374	5,587	(1,864)	(3,809)	13,288
	Per Share of Common Stock:
	Basic Earnings (Loss) (2)
	Income (loss) from continuing operations	.31	.23	(.03)	(.08)	.42
	Loss from discontinued operations	(.01)	(.11)	(.01)	-	(.12)
	Net income (loss)	.30	.12	(.04)	(.08)	.30

	Diluted Earnings (Loss)
	Income (loss) from continuing operations	.30	.23	(.03)	(.08)	.42
	Loss from discontinued operations	(.01)	(.11)	(.01)	-	(.13)
	Net income (loss)	.29*	.12*	(.04)*	(.08)*	.29*
	Cash Dividends per Share	.075	.075	.075	.075	.30
Market Price	- High	7.72	5.97	6.74	6.94	7.72
	- Low	5.50	5.04	5.74	5.76	5.04

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note Q – Selected Quarterly Financial Data (Unaudited) (Continued)

First Quarter	Second Quarter	Third Quarter	Fiscal Year
Nine Months Ended March 31, 2004
Sales and Other Operating Revenue	$214,416	$284,552	$303,115	$802,083
Gross Profit	41,681	30,135	33,640	105,456
Income (loss) from continuing operations	5,709	(2,681)	(24,567)	(21,539)
Loss from discontinued operations	(240)	(338)	(10,751)	(11,329)
Net Income (Loss) (1)	5,469	(3,019)	(35,318)	(32,868)
Per Share of Common Stock:
Basic Earnings (Loss) (2)
Income (loss) from continuing operations	.13	(.06)	(.55)	(.48)
Loss from discontinued operations	(.01)	(.01)	(.24)	(.25)
Net income (loss)	.12	(.07)	(.79)	(.73)

Diluted Earnings (Loss) (2)
Income (loss) from continuing operations	.13	(.06)	(.55)	(.48)
Loss from discontinued operations	(.01)	(.01)	(.24)	(.25)
Net income (loss)	.12*	(.07)*	(.79)*	(.73)*
Cash Dividends per Share	.075	.075	.075	.225
Market Price	- High	7.46	7.60	7.25	7.60
- Low	6.53	6.40	6.28	6.28

(1)	Third quarter of fiscal 2004 includes $29,480 in restructuring and asset impairment charges of which $6,941 has been reclassified as discontinued operations.
(2)	Does not add due to rounding.

*

Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings (loss) per share.  For the quarters ended December 31, 2004 and 2003 and March 31, 2005 and 2004, respectively, and the nine month transitional year ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alliance One International, Inc. (formerly DIMON Incorporated)

          We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries as of March 31, 2005 and March 31, 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended March 31, 2005, the nine month period ended March 31, 2004 and the year ended June 30, 2003.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance One International, Inc. and subsidiaries at March 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for the year ended March 31, 2005, the nine month period ended March 31, 2004 and the year ended June 30, 2003, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Alliance One International, Inc.’s internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
_____________________________________
Greensboro, North Carolina
June 10, 2005

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Alliance One International, Inc. Shareholders of Alliance One International, Inc.

          We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance One International, Inc. and subsidiaries (formerly DIMON Incorporated) maintained effective internal control over financial reporting as of March 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Alliance One International, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management’s assessment that Alliance One International, Inc. and subsidiaries maintained effective internal control over financial reporting as of March 31, 2005, is fairly stated, in all material respects, based on the COSO criteria.  Also, in our opinion, Alliance One International, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of March 31, 2005, based on the COSO criteria.

          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Alliance One International, Inc. and subsidiaries as of  March 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for the year ended March 31, 2005, the nine month period ended March 31, 2004 and the year ended June 30, 2003 and our report dated June 10, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
_____________________________________
Greensboro, North Carolina
June 10, 2005

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the Securities and Exchange Commission (SEC) rules thereunder.

Internal Control Over Financial Reporting

Management’s Report On Internal Control Over Financial Reporting

Alliance One’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f).  Internal control over financial reporting refers to the processes designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes policies and procedures that:

• pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of Alliance One’s assets that could have a material effect on the financial statements.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.  Because of the inherent limitations in all control systems, no evaluation of internal control can provide absolute assurance that all control issues and instances of fraud, if any, within Alliance One have been detected.  Further, management’s evaluation of the effectiveness of the Company’s internal control over financial reporting was effective as of March 31, 2005, prior to the completion of DIMON’s merger with Standard Commercial Corporation.  Accordingly, such evaluation related only to the internal control over financial reporting of DIMON existing at March 31, 2005.

          Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on that evaluation, management has concluded that, as of March 31, 2005, DIMON’s internal control over financial reporting was effective based on those criteria.

Alliance One’s independent auditors have issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 75.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2005, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
None.

-76-

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information concerning directors and persons nominated to become directors of Alliance One International, Inc. included in the Proxy Statement under the headings “Proposal One-Election of Directors” and “Directors Biographies” is incorporated herein by reference.  The information concerning the executive officers of the Company is included in Part I, Item I under the heading “Executive Officers of Alliance One International, Inc.

Audit Committee
The information included in the Proxy Statement under the headings “Board Committees” and “Audit Matters” is incorporated herein by reference.

Section 16 Compliance
The information included in the Proxy Statement under the heading “Section 16(a) Reporting Compliance” is incorporated herein by reference.

Code of Business Conduct
The information included in the Proxy Statement under the heading “Code of Business Conduct” is incorporated herein by reference.

Corporate Governance

The Board of Directors has adopted corporate governance guidelines and charters for its Audit Committee, Committee on Executive Compensation and Governance & Nominating Committee.  These governance documents are available on our website, www.aointl.com, or by written request, without charge, addressed to:  Corporate Secretary, Alliance One International, Inc., 512 Bridge Street, Danville, VA 24541.

ITEM 11. EXECUTIVE COMPENSATION
The information contained in the Proxy Statement under the captions “Compensation Matters” and "Compensation of Executive Officers" is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS
The information contained in the Proxy Statement under the caption "Stock Ownership" is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information contained in the Proxy Statement under the caption "Employment and Consulting Agreements and Certain Business Relationships" is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the Proxy Statement under the captions “Policy for Pre-Approval of Audit and Non-Audit Services” and “Audit and Non-Audit Fees” is incorporated herein by reference.
PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Income and Comprehensive Income –Years
ended March 31, 2005 and 2004, and June 30, 2003
Consolidated Balance Sheet—March 31, 2005 and 2004
Statement of Stockholders' Equity--Years ended March 31, 2005 and 2004 and June 30, 2003
Statement of Consolidated Cash Flows-- Years ended March 31, 2005 and 2004 and June 30, 2003
Notes to Consolidated Financial Statements
Management’s Report on Internal Control Over Financial Reporting
Report of Ernst & Young LLP
Report of Independent Registered Public Accounting Firm on Internal Control
Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

-77-

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.01	Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005.

3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed May 19, 2005.

4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, filed June 3, 2005.

4.02

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.03

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 13, 2004.

4.04

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8%  Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed  May 16, 2005.

4.05

Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended June 30, 2003.

4.06

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed November 13, 2004.

4.07

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 16, 2005.

4.08

Indenture, dated as of April 1, 1997, between DIMON Incorporated and LaSalle National Bank, relating to 6  1/4% Convertible Subordinated Debentures due March 31, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 16, 1997.

4.09

Indenture dated April 2, 2004, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.11 of Standard’s Annual Report on Form 10-K for the year ended March 31, 2004.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(b) Exhibits (Continued)

4.10

Supplemental Indenture, dated  March 22, 2005, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.3 of Alliance One’s Current Report on Form 8-K filed May 16, 2005.

4.11

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 12 ¾% Senior Subordinated Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed May 19, 2005.

4.12

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 11.0% Senior Notes due 2012, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed May 19, 2005.

10.01

Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan), incorporated by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1987.

10.02

Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan), incorporated by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1991.

10.03

Standard Commercial Corporation Performance Improvement Compensation Plan, incorporated by reference to Exhibit 99.1 to Alliance One International, Inc.’s Registration Statement on Form S-8 filed June 3, 2005.

10.04

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix B to Standard Commercial Corporation’s definitive proxy statement filed July 16, 2001.

10.05

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr., incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999.

10.06

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Brian J. Harker, incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Current Report on Form 8-K filed November 8, 2004.

10.07

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K filed November 8, 2004.

10.08

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, between Dibrell Brothers, Incorporated and H.P. Green, III, incorporated by reference to Exhibit 10-5 to Dibrell Brothers, Incorporated’s Form 10-Q for the quarter ended December 31, 1994.

10.09

Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III , incorporated by reference to Exhibit 10.14 of DIMON Incorporated’s Annual Report on Form 10-K  for the year ended March 31, 2004.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

10.10

Amended DIMON Incorporated Supplemental Retirement Plan, dated July 30, 1998 and effective January 1, 1997, incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1998.

10.11

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999.

	10.12	DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003.

	10.13	DIMON Incorporated 2003 Stock Incentive Plan , incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004.

10.14

Credit Agreement, dated as of May 13, 2005, among Alliance One International, Inc., as borrower, Intabex Netherlands, B.V., as the Dutch borrower,  the material domestic subsidiaries of the borrowers, as domestic guarantors, DIMON International AG, as foreign guarantor, Wachovia Bank, National Association, as administrative agent, ING Bank N.V. London Branch, as Syndication agent and certain banks forming the bank syndicate, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed May 19, 2005.

10.15

Registration Rights Agreement, dated May 13, 2005, among DIMON Incorporated, Wachovia Capital Markets LLC, Deutsche Bank Securities Inc. and ING Bank NV, London Branch, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed May 19, 2005.

	12	Ratio of Earnings to Fixed Charges (filed herewith).

	21	List of Subsidiaries (filed herewith).

	23	Consent of Ernst & Young LLP (filed herewith).

	31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(c)	Financial Statement Schedules:

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
Year ended June 30, 2003
Deducted from asset accounts:
Allowance for doubtful accounts	$1,913,546	$ 91,037	$ -	$337,021(A)	$1,667,562
Total	$1,913,546	$ 91,037	$ -	$337,021	$1,667,562

Nine months ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$1,667,562	$641,050	$ -	$17,976(A)	$2,290,636
Total	$1,667,562	$641,050	$ -	$17,976	$2,290,636

Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$2,290,636	$105,280	$ -	$681,184(A)	$1,714,732
Total	$2,290,636	$105,280	$ -	$681,184	$1,714,732

(A) Currency translation and direct write off.

Certain prior year amounts have been reclassified to conform to the current year presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2005.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ Brian J. Harker By________________________________________________ Brian J. Harker Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2005.

/s/ Brian J. Harker By________________________________________________ Brian J. Harker Chairman of the Board of Directors and Chief Executive Officer (Chief Executive Officer)	/s/ Gilbert L. Klemann, II By________________________________________________ Gilbert L. Klemann, II Director

/s/ Robert E. Harrison By________________________________________________ Robert E. Harrison President and Chief Operating Officer (Chief Operating Officer)	/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Director

/s/ James A. Cooley By________________________________________________ James A. Cooley Executive Vice President-Chief Financial Officer (Chief Financial Officer)	/s/ Albert C. Monk III By________________________________________________ Albert C. Monk III Director

/s/ Thomas G. Reynolds By________________________________________________ Thomas G. Reynolds Vice President-Controller (Chief Accounting Officer)	/s/ B. Clyde Preslar By________________________________________________ B. Clyde Preslar Director

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green, Jr. Director	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director

/s/ John M. Hines By________________________________________________ John M. Hines Director	/s/ William S. Sheridan By________________________________________________ William S. Sheridan Director

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Director

EXHIBIT INDEX

Exhibits			Page No.

	3.01	Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005.

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed May 19, 2005.

	4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, filed June 3, 2005.

4.02

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

4.03

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed November 13, 2004.

4.04

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8%  Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed  May 16, 2005.

4.05

Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended June 30, 2003.

4.06

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed November 13, 2004.

4.07

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed May 16, 2005.

4.08

Indenture, dated as of April 1, 1997, between DIMON Incorporated and LaSalle National Bank, relating to 6  1/4% Convertible Subordinated Debentures due March 31, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K filed April 16, 1997.

4.09

Indenture dated April 2, 2004, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.11 of Standard’s Annual Report on Form 10-K for the year ended March 31, 2004.

EXHIBIT INDEX

Exhibits		Page No.

4.10

Supplemental Indenture, dated  March 22, 2005, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.3 of Alliance One’s Current Report on Form 8-K filed May 16, 2005.

4.11

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 12 ¾% Senior Subordinated Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed May 19, 2005.

4.12

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 11.0% Senior Notes due 2012, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed May 19, 2005.

10.01

Dibrell Brothers, Incorporated Retirement Plan (Excess Benefit Plan), incorporated by reference to Exhibit 10.4 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1987.

10.02

Dibrell Brothers, Incorporated Pension Equalization Plan (Benefit Assurance Plan), incorporated by reference to Exhibit 10.13 to Dibrell Brothers, Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1991.

10.03

Standard Commercial Corporation Performance Improvement Compensation Plan, incorporated by reference to Exhibit 99.1 to Alliance One International, Inc.’s Registration Statement on Form S-8 filed June 3, 2005.

10.04

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix B to Standard Commercial Corporation’s definitive proxy statement filed July 16, 2001.

10.05

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr., incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999.

10.06

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Brian J. Harker, incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Current Report on Form 8-K filed November 8, 2004.

10.07

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K filed November 8, 2004.

10.08

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, between Dibrell Brothers, Incorporated and H.P. Green, III, incorporated by reference to Exhibit 10-5 to Dibrell Brothers, Incorporated’s Form 10-Q for the quarter ended December 31, 1994.

EXHIBIT INDEX

Exhibits	(Continued)		Page No.

	10.09

Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III , incorporated by reference to Exhibit 10.14 of DIMON Incorporated’s Annual Report on Form 10-K  for the year ended March 31, 2004.

	10.10

Amended DIMON Incorporated Supplemental Retirement Plan, dated July 30, 1998 and effective January 1, 1997, incorporated by reference to Exhibit 10.22 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1998.

	10.11

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999.

	10.12	DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003.

	10.13	DIMON Incorporated 2003 Stock Incentive Plan , incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004.

	10.14

Credit Agreement, dated as of May 13, 2005, among Alliance One International, Inc., as borrower, Intabex Netherlands, B.V., as the Dutch borrower,  the material domestic subsidiaries of the borrowers, as domestic guarantors, DIMON International AG, as foreign guarantor, Wachovia Bank, National Association, as administrative agent, ING Bank N.V. London Branch, as Syndication agent and certain banks forming the bank syndicate, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed May 19, 2005.

	10.15

Registration Rights Agreement, dated May 13, 2005, among DIMON Incorporated, Wachovia Capital Markets LLC, Deutsche Bank Securities Inc. and ING Bank NV, London Branch, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed May 19, 2005.

	12	Ratio of Earnings to Fixed Charges (filed herewith).	86

	21	List of Subsidiaries (filed herewith).	87-88

	23	Consent of Ernst & Young LLP (filed herewith).	89

	31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	90

	31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	91

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	92

-85-