Form 10-Q
period 2005-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2005-08-15
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

COMMISSION FILE NUMBER 1-13684

Alliance One International, Inc.

Incorporated under the laws of	I.R.S. Employer
VIRGINIA	Identification No. 54-1746567
512 Bridge Street, Danville, Virginia 24541

Telephone Number (434) 792-7511

DIMON Incorporated
(Former name or former address, if changed since last report.)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (no par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of August 11, 2005, the registrant had 94,485,000 shares outstanding of Common Stock (no par value).

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Statement of Consolidated Income –
		Three Months Ended June 30, 2005 and 2004	3

		Consolidated Balance Sheet – June 30, 2005 and 2004
		and March 31, 2005	4 - 5

		Statement of Consolidated Cash Flows –
		Three Months Ended June 30, 2005 and 2004	6

		Notes to Consolidated Financial Statements	7 - 17

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	18 - 23

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	23

	Item 4.	Controls and Procedures	23 - 24

Part II.	Other Information

	Item 1.	Legal Proceedings	24

	Item 2.	Unregistered Sales of Securities and Use of Proceeds	25

	Item 3.	Defaults Upon Senior Securities	25

	Item 4.	Submission of Matters to a Vote of Security Holders	25 - 26

	Item 5.	Other Information	26

	Item 6.	Exhibits	26 - 27

Signature			28

Index of Exhibits			29 - 30

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
STATEMENT OF CONSOLIDATED INCOME
Three Months Ended June 30, 2005 and 2004
(Unaudited)

	June 30,	June 30,
	2005	2004
(in thousands, except per share amounts)
Sales and other operating revenues	$405,961	$284,728
Cost of goods and services sold	362,020	231,744

Gross profit	43,941	52,984
Selling, administrative and general expenses	38,604	28,939
Other income	(155)	(1,895)
Restructuring, asset impairment and integration charges	17,215	675
Operating income (loss)	(11,723)	25,265

Debt retirement expense	64,907	-
Interest expense	24,700	12,102
Interest income	1,157	926
Derivative financial instruments (income)	(83)	(6,131)

Income (loss) before income taxes and other items	(100,090)	20,220
Income tax expense (benefit)	(30,892)	6,471
Equity in net income of investee companies	19	89
Minority interests (income)	(182)	(235)
Income (loss) from continuing operations	(68,997)	14,073

Loss from discontinued operations, net of tax	(526)	(699)
Net income (loss)	$(69,523)	$ 13,374

Basic earnings (loss) per share
Net income (loss) from continuing operations	$(1.03)	$.31
Loss from discontinued operations	(.01)	(.01)
Net income (loss)	$(1.04)	$.30

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$(1.03)	$.30
Loss from discontinued operations	(.01)	(.01)
Net income (loss)	$(1.04)	$.29

Average number of shares outstanding:
Basic	66,822	44,846
Diluted	66,822	48,004

Cash dividends per share	$.075	$.075

See notes to consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEET

	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)	March 31, 2005
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 183,122	$ 155,837	$ 29,128
Notes receivable	4,081	6,153	4,474
Trade receivables, net of allowances	258,648	119,679	219,775
Inventories
Tobacco	991,305	582,004	457,159
Other	57,737	52,392	38,611
Advances on purchases of tobacco	97,487	53,915	79,268
Current deferred and recoverable income taxes	19,797	14,350	12,286
Prepaid expenses and other assets	36,291	25,093	15,461
Assets of discontinued operations	76,447	40,848	13,694
Total current assets	1,724,915	1,050,271	869,856

Investments and other assets
Equity in net assets of investee companies	16,725	918	918
Other investments	2,337	2,496	2,503
Notes receivable	5,014	2,925	2,835
Other	83,971	44,257	57,016
	108,047	50,596	63,272

Goodwill and intangible assets
Goodwill	286,628	151,772	151,772
Production and supply contracts	3,418	9,825	8,710
Pension asset	1,856	1,934	1,856
	291,902	163,531	162,338

Property, plant and equipment
Land	41,428	18,708	21,322
Buildings	243,859	188,183	183,262
Machinery and equipment	256,992	200,780	177,069
Allowances for depreciation	(163,941)	(174,653)	(160,491)
	378,338	233,018	221,162

Deferred taxes and other deferred charges	101,035	56,472	87,431

	$2,604,237	$1,553,888	$1,404,059

See notes to consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONSOLIDATED BALANCE SHEET

	June 30, 2005 (Unaudited)	June 30, 2004 (Unaudited)	March 31, 2005
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 580,439	$ 406,401	$ 212,006
Accounts payable
Trade	75,594	40,258	53,737
Officers and employees	9,554	5,625	4,635
Other	43,583	9,504	32,520
Advances from customers	183,707	117,965	49,384
Accrued expenses	66,537	30,465	33,147
Income taxes	11,898	10,268	10,804
Long-term debt current	14,512	3,106	3,509
Liabilities of discontinued operations	12,308	9,223	1,849
Total current liabilities	998,132	632,815	401,591

Long-term debt
Bank Credit Facility	318,125	15,241	94,917
Senior Notes and other long term debt (net of fair value adjustment of $(-0-) at June 30, 2005, $(10,002) at June 30, 2004 and $(6,833) at March 31, 2005)	348,158	314,998	318,167
Subordinated Debt	163,551	73,328	73,328
	829,834	403,567	486,412

Other long-term liabilities
Income taxes	48,588	6,685	7,779
Compensation and other	132,327	86,112	93,195
	180,915	92,797	100,974

Minority interest in subsidiaries	2,801	877	770
Commitments and contingencies

Stockholders’ equity	June 30, 2005	June 30, 2004	March 31, 2005
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	125,000	125,000
Issued shares	94,455	44,849	45,368	448,891	185,578	186,784
Unearned compensation – restricted stock				(3,488)	(690)	(1,611)
Retained earnings				159,997	246,884	236,606
Accumulated other comprehensive loss				(12,845)	(7,940)	(7,467)
				592,555	423,832	414,312
				$2,604,237	$1,553,888	$1,404,059

See notes to consolidated financial statements

Alliance One International, Inc. and Subsidiaries STATEMENT OF CONSOLIDATED CASH FLOWS Three Months Ended June 30, 2005 and 2004 (Unaudited)

	June 30, 2005	June 30, 2004
(in thousands)
Operating activities
Net income (loss)	$ (69,523)	$ 13,374
Adjustments to reconcile net income (loss) to net cash used by operating activities
Net loss from discontinued operations	526	699
Depreciation and amortization	10,303	8,749
Restructuring, asset impairment and integration charges	17,215	675
Deferred items	(11,048)	(1,754)
Gain on foreign currency transactions	(3,768)	(187)
Changes in operating assets and liabilities	(65,799)	(42,806)
Net cash used by operating activities of continuing operations	(122,094)	(21,250)
Net cash provided by operating activities of discontinued operations	5,184	7,120
Net cash used by operating activities	(116,910)	(14,130)

Investing activities
Cash received from equity in subsidiaries and investees purchased	42,019	-
Purchases of property and equipment	(3,249)	(3,450)
Proceeds from sale of property and equipment	10,722	2,108
Payments received on notes receivable	4,018	(651)
Payments for other investments and other assets	(3,258)	(7,629)
Net cash provided (used) by investing activities	50,252	(9,622)

Financing activities
Net change in short-term borrowings	(74,030)	164,547
Proceeds from long-term borrowings	781,878	25,763
Repayment of long-term borrowings	(455,068)	(25,550)
Debt issuance cost	(21,910)	(386)
Proceeds from sale of stock	149	51
Cash dividends paid to Alliance One International, Inc. stockholders	(7,086)	(3,387)
Net cash provided by financing activities	223,933	161,038

Effect of exchange rate changes on cash	(3,281)	(268)

Increase in cash and cash equivalents	153,994	137,018
Cash and cash equivalents at beginning of year	29,128	18,819

Cash and cash equivalents at end of period	$ 183,122	$ 155,837

See notes to consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

Alliance One International, Inc. (the “Company”) is a Virginia corporation formerly known as DIMON Incorporated.  The Company changed its name simultaneously with the closing of its merger with Standard Commercial Corporation (“Standard”) on May 13, 2005.

          The merger with Standard has been treated as a purchase business combination for accounting purposes, with the Company designated as the acquirer.  As such, the historical financial statements for DIMON become the historical financial statements of the Company, the registrant. The accompanying consolidated statements of income and cash flows for the fiscal quarter ended June 30, 2005 include the results of operations of Standard since May 13, 2005, the effective date of acquisition and a full quarter of results for DIMON.  Note 2 provides summary unaudited pro forma information and details regarding purchase accounting for the merger.

          The accompanying interim unaudited consolidated financial statements include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  The Company’s operations are seasonal.  Therefore, the results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending March 31, 2006.

2.	MERGER OF STANDARD AND DIMON

On May 13, 2005, the Company completed its previously announced merger with Standard pursuant to the Agreement and Plan of Merger, dated as of November 7, 2004 (the “Merger Agreement”). Upon the consummation of the merger, Standard was merged into DIMON, which simultaneously changed its name to Alliance One International, Inc.

          Under the terms of the Merger Agreement, Standard shareholders received three shares of the Company’s common stock for each Standard share owned. Approximately 41,243 shares of the Company’s common stock were issued in exchange for all outstanding common stock of Standard based on the three-for-one exchange ratio, at an aggregate value of $264,368 (based on the average closing price of $6.36 of DIMON common stock during the two business days before and after the date the merger was announced).  The common stock issuance combined with professional fees and charges incurred to effect the merger of $11,560 result in a total purchase price of $275,928.

          The merger has been treated as a purchase business combination for accounting purposes, with the Company as the acquiring entity.  As such, Standard’s assets acquired and liabilities assumed have been recorded at their fair value.  In identifying the Company as the acquiring entity, the companies took into account the relative share ownership of the surviving entity, the composition of the governing body of the combined entity and the designation of certain senior management positions. As a result, the historical financial statements of DIMON become the historical financial statements of the Company. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, May 13, 2005. The purchase price allocation is preliminary and further refinements are anticipated.

The preliminary purchase price allocation, is as follows:

May 13, 2005
Cash	$ 42,019
Accounts receivable trade	103,100
Inventory	370,547
Advances and deposits suppliers	43,645
Assets of discontinued operations	68,245
Other current assets	22,466
Property, plant and equipment	180,925
Goodwill and intangible assets	135,107
Other	44,456
Total assets acquired	$1,010,510

Notes payable banks and other	$ 442,205
Accounts payable	94,818
Other current liabilities	77,094
Long term debt	11,396
Deferred income taxes	66,358
Deferred compensation and other	40,491
Other	2,220
Total liabilities	$ 734,582

Net assets acquired	$ 275,928

Alliance One International, Inc. and Subsidiaries

2.	MERGER OF STANDARD AND DIMON (Continued)

          An indicated in the above table, the goodwill and intangible asset balance relative to the merger is $135,107. The Company is continuing the evaluation process for intangible assets with the assistance of an independent appraisal company. Once the process is complete, the Company anticipates that a finite lived customer relationship intangible and related deferred tax liability will be recorded.

          The Company has established reserves relating to employee separation costs related to the integration of certain Standard functions into the Company.  Costs associated with these integration actions do not impact earnings and are recognized as a component of purchase accounting, resulting in an adjustment to goodwill.  A $17,000 reserve has been recorded for costs associated with severance, benefits and outplacement services for the impacted individuals. Payments to these individuals totaled approximately $1,666 as of June 30, 2005.  The remainder will be paid throughout the rest of fiscal 2006 in accordance with the Company’s severance plan.

Alliance One Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma information in the table below summarizes the combined results of operations of DIMON and Standard for the three months ended June 30, 2005 and June 30, 2004 as if the companies were combined as of April 1, 2004.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the merger taken place at the beginning of each period or results of future periods.  The following information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger.

Three Months Ended
June 30,
thousands except per share data	2005 (1)	2004
Revenues	$477,298	$457,206
Operating Income	$ (11,886)	$ 27,292
Income (loss) from continuing operations	$ (70,657)	$ 11,905

Income (loss) from discontinued operations	$ (2,704)	$ (3,380)
Net (loss) income	$ (73,361)	$ 8,525
Basic earnings per share
- from continuing operations	$ (0.82)	$ 0.14
- from discontinued operations	$ (0.03)	$ (0.04)
Basic (loss) earnings per share	$ (0.86)	$ 0.10

(1) Includes $64,907 of debt retirement expenses and $17,215 of restructuring, impairment and integration costs related to the merger.

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

One benefit expected from the merger is cost savings from combining the two businesses.  In order to achieve these savings the Company developed an integration plan including the reduction of the global work force and disposal of excess assets.

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based upon excess capacity of the combined companies and strategic operating plans, certain assets were reviewed for impairment.  In June 2005, a pre-tax impairment charge of $5,631 was recorded which primarily relates to intangibles in Indonesia that resulted from strategic operating decisions.   For employees notified of their termination as of June 30, 2005, an $11,584 charge for severance and other costs was recorded.  Substantially all employee related costs will be paid in fiscal 2006.  Further severance charges will be recorded in fiscal 2006 as employees are notified.  Further asset impairment charges will also be recorded as excess assets are identified.

The following table summarizes the restructuring and asset impairment costs recorded for the three months ended June 30, 2005:

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

	Asset Impairments	Employee Separation and Other Costs	Total Restructuring and Asset Impairment Charges
2006 Restructuring and Asset Impairment Reserve	$5,631	$11,584	$17,215
Payments/Charges		4,695
Balance June 30, 2005		$6,889

          In fiscal 2004, the Company conducted a strategic review to evaluate its production capacity and organization relative to the major transition occurring in global sourcing of tobacco and over-capacity within certain markets of the industry.  As a result of this review, the Company recorded additional restructuring charges of $675 during the three months ended June 30, 2004 primarily related to additional severance costs associated with the closing of one of its two U.S. processing facilities.  These costs were paid in fiscal 2005.

4.	DISCONTINUED ITALIAN OPERATIONS

On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all of its former DIMON Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.  As a result of the merger on May 13, 2005, the Company acquired the remaining net assets of the discontinued Italian operations of Standard.

          Results of operations and the assets and liabilities of the Italian operations, other than subsidiary debt guaranteed by the Company and the related interest expense, are reported as discontinued operations. Sales and operating losses for the three months ended June 30, 2005 and 2004 are presented below.  This information is summarized for the appropriate fiscal periods as follows:

		Three Months Ended
		June 30,
		2005	2004
	Sales and other revenues	$ 5,413	$14,942
	Discontinued operations:
	Loss from discontinued operations	$ (526)	$ (742)
	Income tax benefit	-	43
	Discontinued operations, net of tax	$ (526)	$ (699)

	June 30,		March 31,
	2005	2004	2005
Assets of discontinued operations:
Trade receivables, net of allowances	$10,143	$ 5,781	$ 4,389
Tobacco inventory and advances	33,839	32,521	8,923
Net property, plant and equipment	521	1,952	- -
Other assets	1,971	594	382
Total assets of discontinued operations	$46,474	$40,848	$13,694

	June 30,		March 31,
	2005	2004	2005
Liabilities of discontinued operations:
Accounts payable	$2,940	$4,083	$ 594
Advances from customers	2,671	3,810	1,255
Other long-term liabilities – compensation and other	173	1,121	-
Other liabilities	1,595	209	-
Total liabilities of discontinued operations	$7,379	$9,223	$1,849

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED WOOL OPERATIONS

As a result of the merger on May 13, 2005, the Company acquired the remaining net assets of Standard’s discontinued wool operations.  The liquidation of these assets is continuing.  The only remaining assets are in France and, along with the remaining trading operations in France, are the subjects of separate sales negotiations.

          Operations for the period May 14, 2005 through June 30, 2005 were not significant. The assets and liabilities, other than subsidiary debt guaranteed by the Company, are reported as discontinued operations.  This information is summarized for the appropriate fiscal periods as follows:

June 30, 2005
Assets of discontinued operations:
Cash	$ 4,792
Trade receivables, net of allowances	9,214
Wool inventory and advances	1,082
Net property, plant and equipment	6,538
Notes receivable	4,491
Other assets	3,856
Total assets of discontinued operations	$29,973

Liabilities of discontinued operations:
Accounts payable	$ 744
Accrued expenses	4,186
Total liabilities of discontinued operations	$4,930

6.	EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding.  The diluted earnings per share calculation assumes that all of the 6 1/4 % Convertible Subordinated Debentures due 2007 outstanding during the periods presented were converted into shares of common stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense.  The weighted average number of shares outstanding are further increased by shares of common stock equivalents for employee stock options and restricted shares outstanding.

          For the three months ended June 30, 2005, the computation of diluted earnings per share did not assume the conversion of the convertible subordinated debentures at the beginning of the period because the inclusion would have been antidilutive. For the three months ended June 30, 2005, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.

          For the three months ended June 30, 2004, certain potentially dilutive options outstanding were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period, and accordingly, their effect would be antidilutive.  These shares totaled 2,347 at a weighted average exercise price of $12.85 per share.

Alliance One International, Inc. and Subsidiaries

6.	EARNINGS (LOSS) PER SHARE (Continued)

The following information reconciles basic earnings per share to diluted earnings per share.
	Three Months Ended June 30,
(in thousands, except per share amounts)	2005	2004
Basic earnings (loss) per share
Income (loss) from continuing operations	$(68,997)	$14,073
Loss from discontinued operations	(526)	(699)
Net income (loss)	$(69,523)	$13,374

Shares
Weighted average shares outstanding	66,882	44,846

Basic earnings (loss) per share
Income (loss) from continuing operations	$(1.03)	$ .31
Loss from discontinued operations	(.01)	(.01)
Net income (loss)	$(1.04)	$ .30

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(68,997)	$14,073
Add after-tax interest expense applicable to 6.25%
Convertible Debentures issued April 1, 1997	-	745
Income (loss) from continuing operations adjusted	(68,997)	14,818
Loss from discontinued operations	(526)	(699)
Net income (loss) as adjusted	$(69,523)	$14,119

Shares
Weighted average shares outstanding	66,882	44,846
Restricted shares issued and shares applicable to stock options, net of shares
assumed to be purchased from proceeds at average market price	-	609
Effect of conversion of 6.25% Debentures at beginning of period	-	2,549
Average diluted shares outstanding	66,822	48,004

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(1.03)	$ .30
Loss from discontinued operations	(.01)	(.01)
Net income (loss) as adjusted	$(1.04)	$ .29

7.	COMPREHENSIVE INCOME (LOSS)
	The components of comprehensive income (loss) were as follows:
		Three Months Ended June 30,
		2005	2004
	Net income (loss)	$(69,523)	$13,374
	Equity currency conversion adjustment	(5,402)	(846)
	Derivative financial instruments, net of tax of $13 and $(222) for the three months	24	(429)
	Total comprehensive income (loss)	$(74,901)	$12,099

Alliance One International, Inc. and Subsidiaries

8.	STOCK-BASED COMPENSATION

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

	Three Months Ended
	June 30,
thousands except per share data	2005	2004
Net (loss) income, as reported	$(69,523)	$13,374
Add: Stock-based employee compensation expense (income) included in reported net (loss) income net of related tax effects	(29)	(294)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred tax effects	(189)	(2)
Pro forma net (loss) income	$(69,741)	$13,078

(Loss) Earnings per share
Basic - as reported	($1.04)	$0.30
Basic - pro forma	(1.04)	0.29
Diluted - as reported	($1.04)	$0.29
Diluted - pro forma	(1.04)	0.29

9.	CONTINGENCIES

In June 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 relates to disallowance of local currency foreign exchange losses on U.S. dollar funding.  The other $14,914 relates to disallowance of other sales related expenses.  In March 2005, the Taxpaper’s Council dismissed the assessment relating to the disallowance of local currency foreign exchange losses.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of June 30, 2005, total tax, penalties and interest relating to still unresolved issues is $1,600.

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

          In September 2004, the Zimbabwe tax authorities (ZIMRA) issued a proposed assessment for withholding tax on export commissions of approximately $980.  In May 2005, ZIMRA delivered additional proposed assessments for withholding tax on export commissions and other tax issues including penalties for a total proposed assessment of approximately $17,100.  On May 10, 2005, the Company received an official assessment of approximately $3,900.  The Company has met with the Commissioner of ZIMRA and expressed its objections to this assessment and is challenging its merits.  Discussions with ZIMRA are ongoing and the Company believes it has strong defenses to these assessments.

Alliance One International, Inc. and Subsidiaries

9.	CONTINGENCIES (Continued)

          The Company believes it has properly reported its income and provided for taxes in Brazil, Germany, Tanzania and Zimbabwe in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

          Since October 2001, the Directorate General for Competition (DG Comp) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  The Company’s subsidiaries in Spain (Agroexpansion and World Wide Tobacco Espana) and in Italy (DIMON Italia and Transcatab, Spa) have cooperated with the DG Comp.  The EC issued separate Statements of Objections (the “Statements”) relating to buying practices in Spain and Italy. The Statements alleged that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EC competition laws.  Agroexpansion, World Wide Tobacco Espana, DIMON Italia and Transcatab, Spa each filed a response to the Statements of Objections relating to Spain and Italy respectively, and the EC conducted separate oral hearings on the Spanish and Italian matters.  In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on twenty entities within the Spanish leaf tobacco industry, including the Company and a number of its subsidiaries, including Agroexpansion and World Wide Tobacco Espana, Statements of Objections alleging certain infringements of the antitrust laws of the European Union.  On October 20, 2004, the DG Comp announced that DIMON Incorporated (now the Company) and Agroexpansion had been assessed a fine in the amount of Euros 2,592 which was accrued in selling, general and administrative expenses on September 30, 2004.  At the same time the EC announced that it had imposed on Standard Commercial Corporation (now merged into the Company) and a number of its subsidiaries (now all subsidiaries of the Company), including World Wide Tobacco Espana, a fine of Euros 1,823.  The Company accrued a charge for the full amount of the fine in the quarter ended September 30, 2004.  A number of other tobacco processors, growers and agricultural associations were assessed fines in various amounts, including the amount assessed against our companies, which total Euros 20,000.  The Company, along with its Spanish and other involved subsidiaries, have appealed the decision of the Commission to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

          On March 1, 2004, the DG Comp served Statements of Objections on eleven entities within the Italian leaf tobacco industry, including the Company and a number of its subsidiaries, including its Italian subsidiaries, DIMON Italia and Transcatab Spa.  The Company and its subsidiaries responded to the Statements and have cooperated in the investigations.  Through the Statements, DG Comp intends to impose, where appropriate and probably in 2005, administrative penalties on the entities it determines have infringed the EC competition law.  The Company expects to be assessed penalties in the Italian case and expects that the penalties could be material to its earnings, but believes that there may be mitigating circumstances in the investigation, including the Company’s cooperation with the DG Comp.  The Company is unable to assess the amount of any penalties which might be imposed.

          On October 27, 2004, a wrongful discharge action was filed in North Carolina state court against one of the Company’s subsidiaries, Standard Commercial Tobacco Co., Inc., by one of its former employees.  The Company believes the claim to be without merit, has filed a response contesting its substantive allegations and intends to vigorously defend it.  However, a finally adjudicated adverse result could be material to the Company’s earnings.

          The Company recently received correspondence from a former employee alleging that his termination in connection with the Company’s merger with Standard Commercial Corporation was in retaliation for actions taken while an employee and therefore violated the Sarbanes-Oxley Act of 2002.  The Company has investigated this allegation and believes it to be baseless.  The former employee was terminated as part of the post-merger integration of Standard following a thorough integration planning and cost savings process designed and implemented with the assistance of an independent consultant.  That process has resulted in the termination of numerous employees at all levels of the Company.  The former employee also alleged that the Company has engaged in employment practices with respect to some employees located in certain foreign jurisdictions in violation of such jurisdictions’ laws and which could subject the Company to fines and penalties.  The Company has reported these allegations to the Audit Committee of the Board of Directors and is investigating their validity and materiality.  The Company intends to continue its investigation and take any appropriate remedial measures.

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At June 30, 2005, the Company was guarantor of an amount not to exceed $424,820 with $282,128 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote and the accrual recorded for exposure under them was not material at June 30, 2005.

Alliance One International, Inc. and Subsidiaries

9.	CONTINGENCIES (Continued)

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially extend over many years.  Through March 2005, the Company has utilized $20,377 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized, and it has been recorded as deferred revenue, because the Company has been unable to predict whether the Brazilian Government will require payment of amounts offset.  In January 2005, the Company received a Judicial Order to suspend the IPI compensation.  An appeal was filed and the Company received notification from the tax authorities in March 2005 to present all documentation pertaining to the IPI credit bonus.  The Company is working with the tax authorities and believes it has properly utilized the IPI credit bonus.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiaries have long-lived assets of approximately $35,561 as of June 30, 2005.

10.	REFINANCING OF DEBT ARRANGMENTS

Many of the Company’s financing arrangements were refinanced in connection with the closing of the merger with Standard because of change of control clauses in agreements governing such financings, or because the merged company would not have been able to comply with certain of the financial covenants contained in those agreements as of the closing of, or immediately after, the merger.  The specific financing arrangements that were refinanced were:

• DIMON’s $150,000 senior credit facility;
• DIMON’s $200,000 of 9 5/8% senior notes due 2011;
• DIMON’s $125,000 of 7 3/4 % senior notes due 2013;
• DIMON’s $73,328 of convertible subordinated debentures due 2007 (July 2005);
• Standard’s $150,000 senior credit facility; and
• Standard’s $150,000 of 8% senior notes due 2012.

          The Company raised capital to tender for, repay or redeem these financings and pay the costs and expenses of the merger and refinancing through the following financing arrangements, all of which were effective with the closing of the merger on May 13, 2005 and are described in more detail below:

• the issuance of $315,000 of 11% senior notes due 2012;
• the issuance of $100,000 of 12 ¾% senior subordinated notes due 2012 sold at a 10% original issue discount (reflecting a 15% yield to maturity); and

•

a new $650,000 senior secured credit facility with a syndicate of banks consisting of (1) a three-year $300,000 senior secured revolving credit line, which accrues interest at a rate of LIBOR plus a margin, which will initially be 2.75%, (2) a three-year $150,000 senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 2.75%, and (3) a five-year $200,000 senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.25%.

          The Company and Intabex Netherlands, B.V., or Intabex (one of the Company’s primary foreign holding companies), are co-borrowers under the new senior secured revolving credit line, and the Company’s borrowings under that line are limited to $150,000 principal amount outstanding at any one time.  Intabex is the sole borrower under each of the new senior secured term loans.  One of the Company’s primary foreign trading companies, Alliance One International AG, or AOIAG, is a guarantor of the new senior secured credit facility.

          Unlike its former long term debt, the Company’s new senior credit facility is secured by a pledge of certain of its assets as collateral for borrowings thereunder.  Borrowings of the Company under the new senior secured credit facility are secured by a first priority pledge of:

• 100% of the capital stock of any material domestic subsidiaries;
• 65% of the capital stock of any material first tier foreign subsidiaries of the Company or of its domestic subsidiaries;
• intercompany notes evidencing loans or advances made by the Company on or following the closing date to subsidiaries that are not guarantors; and

Alliance One International, Inc. and Subsidiaries

10.	REFINANCING OF DEBT ARRANGMENTS (Continued)

•

U.S. accounts receivable and U.S. inventory owned by the Company and its material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances).

In addition, Intabex’s borrowings under the new senior secured credit facility are guaranteed by the Company, all of its present or future material direct or indirect domestic subsidiaries and AOIAG.

          The new senior secured credit facility includes certain financial covenants and requires the Company to maintain certain financial ratios, including a minimum consolidated interest coverage ratio; a maximum consolidated leverage ratio; a maximum consolidated total senior debt to borrowing base ratio; and a maximum amount of annual capital expenditures.

          The new senior notes indentures contain certain covenants that, among other things, limit the Company’s  ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.

          In connection with the refinancing activity, the Company incurred debt retirement expense of $64,907.  This amount consisted of a loss on debt extinguishment of approximately $59,796 related primarily to premiums paid to lenders and write off of previously capitalized debt issuance costs and a $5,111 charge related to the retirement of previously existing Senior Note swap derivative instruments.

11.	DERIVATIVE FINANCIAL INSTRUMENTS

Fixed to Floating Rate Interest Swaps

Concurrent with the issuance of $200,000 principal amount of 9 5/8% senior notes due 2011, on October 30, 2001, and $125,000 principal amount of 7 3/4% senior notes due 2013, on May 30, 2003, the Company entered into derivative financial instruments to swap the entire notional amounts of such Senior Notes to floating interest rates equal to LIBOR plus 4.25% and 3.69%, respectively, set six months in arrears.  Both of these derivative financial instruments were terminated May 13, 2005 in conjunction with the redemption of the related senior notes, at a cost of $5,111 which is included in debt retirement expense.

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  At June 30, 2005, the Company held instruments of this type with an aggregate notional value of $245,000 bearing interest at rates between 4.985% and 6.22%, and with maturity dates ranging from August 23, 2005 to September 21, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the three months ended June 30, 2005 and 2004, the Company recognized non-cash income before income taxes of $83 and $6,131, respectively, from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities – Compensation and Other.  At June 30, 2005, there was an aggregate credit of $5,298 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

Forward Currency Contracts

The Company periodically enters into forward currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  In accordance with SFAS No. 133, if these derivatives qualify for hedge accounting treatment, they are accounted for as cash flow hedges.  Changes in the fair value of these derivative financial instruments, net of deferred taxes, are recognized in Other Comprehensive Income and are included in earnings in the period in which earnings are affected by the hedged item.  If any contracts do not qualify for hedge accounting treatment, changes in fair value are recorded in earnings.

Alliance One International, Inc. and Subsidiaries

11.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)
Fair Value of Derivative Financial Instruments

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

          The fair value estimates presented herein are based on quoted market prices.  During the three months ended June 30, 2005 and 2004, accumulated other comprehensive income decreased by $24, net of deferred taxes of $13 and decreased by $429, net of deferred taxes of $222, respectively, due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.

12.	PENSION AND POSTRETIREMENT BENEFITS

As a result of the merger, the Company has multiple benefit plans across operations at several locations.  Alternatives for standardizing benefits are being evaluated.  The merger has increased both the pension cost and post retirement benefit cost due to the addition of the Standard operations.

Retirement Benefits

The Company has defined benefit plans that provide retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation.  The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions.  The Company funds these plans in amounts consistent with the funding requirements of Federal Law and Regulations.

Additional non-U.S. plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Greece, Turkey, United Kingdom and Brazil.

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2005	2004
Service cost	$1,462	$ 759
Interest expense	1,940	1,064
Expected return on plan assets	(1,286)	(679)
Amortization of prior service cost	668	81
Amortization of transition amount	-	-
Effect of settlement/curtailment costs	-	-
Actuarial loss	222	193
Net periodic pension cost	$3,006	$1,418

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of June 30, 2005, contributions of $537 were made to its pension plans for fiscal 2006.  Additional contributions to its pension plans of approximately $5,600 are expected during the rest of fiscal 2006.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Alliance One International, Inc. and Subsidiaries

12.	PENSION AND POSTRETIREMENT BENEFITS (Continued)

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements.  Plan assets consist of paid-up life insurance policies on certain retirees. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  The Company contributed $490 for the June quarter and expects to contribute $1,500 for fiscal 2006.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	Three Months Ended June 30,
	2005	2004
Service cost	$191	$119
Interest expense	387	337
Expected return on plan assets	(2)	(1)
Amortization of prior service cost	(77)	(77)
Actuarial loss	72	103
Net periodic pension cost	$571	$481

13.	INCOME TAXES

The effective tax rate used for the three months ended June 30, 2005 was a benefit of 30.9% compared to an expense of 32.0% for the three months ended June 30, 2004.  The rate is based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.  During the quarter ended June 30, 2005, adjustments of $17,742 related to valuation allowance adjustments as a result of changes in judgment about the realizability of certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the year to date effective tax rate from a benefit of 48.6% to 30.9%.

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Consolidated Balance Sheet and Statement of Cash Flows.

	As of
	June 30		March 31
(in millions except for current ratio)	2005	2004	2005
Cash and cash equivalents	$183.1	$155.8	$ 29.1
Net trade receivables	258.6	119.7	219.8
Inventories and advances on purchases of tobacco	1,146.5	688.3	575.0
Total current assets	1,724.9	1,050.3	869.9
Notes payable to banks	580.4	406.4	212.0
Accounts payable	128.7	55.4	90.9
Total current liabilities	998.1	632.8	401.6
Current ratio	1.7 to 1	1.7 to 1	2.2 to 1
Working capital	726.8	417.5	468.3
Bank credit facility	318.1	15.2	94.9
Subordinated debt	163.6	73.3	73.3
Senior notes and other long term debt	348.1	315.0	318.2
Stockholders’ equity	592.6	423.8	414.3

Selected cash flow information:	Three Months Ended June 30,
	2005	2004
Purchase of property and equipment	$ 3.2	$3.5
Proceeds from sale of property and equipment	10.7	2.1
Depreciation and amortization	10.3	8.7

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

         Our working capital increased from $468.3 million at March 31, 2005 to $726.8 million at June 30, 2005.  Our current ratio was 1.7 to 1 at June 30, 2005 compared to 2.2 to 1 at March 31, 2005.  Our current ratio decrease results from a current asset increase of $855.0 million and a current liability increase of $596.5 million.  The increase in working capital as well as the change in assets and liabilities is primarily related to the inclusion of the assets and liabilities, at fair value, of Standard as a result of the merger.

          Net cash used by operating activities was $116.9 million in 2005 compared to $14.1 million in 2004.  The increase in cash used was primarily due to a $69.5 million net loss in 2005 compared to net income of $13.4 million in 2004.   Changes in operating assets and liabilities resulted in the use of $23.0 million more cash in 2005 compared to 2004 primarily due to increases in inventories and advances on purchases of tobacco and more cash used for accounts payable and accrued expenses partially offset by advances from customers. Changes in deferred items resulted in a $9.3 million additional use of cash from the prior year, primarily due to deferred income taxes.  The uses of cash were partially offset by a $16.5 million change in restructuring, asset impairment and integration charges.

          Net cash provided by investing activities was $50.3 million in 2005 compared to a use of $9.6 million in 2004.  The increase in cash provided by investing activities is primarily due to $42.0 million provided by the purchase and merger of Standard Commercial Corporation into Alliance One, $8.6 million more cash provided from sales of property and equipment and $4.7 million additional cash provided by notes receivable.

          Net cash provided by financing activities was $223.9 million in 2005 compared to $161.0 million in 2004.  Increases of $305.1 million were due to net increases in long term borrowings resulting from new arrangements discussed below, partially offset by the repayment of former long term debt.  The increase from long term borrowings was partially offset by a net use of $238.5 million due to repayments of short term borrowings in 2005 compared to an increase in short term borrowings in 2004 and an increase in dividends to shareholders of $3.7 million.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          At June 30, 2005, we had seasonally adjusted available lines of credit of $928.9 million of which $579.2 was outstanding with a weighted average interest rate of 4.4%.  Unused short-term lines of credit amounted to $262.0 million.  At June 30, 2005 we had $52.9 million letters of credit outstanding and an additional $33.6 million of letters of credit lines available.  Total maximum borrowings, excluding the long-term credit agreements, during the quarter were $635.8 million.

Cash dividends paid to stockholders during the quarter were $0.075 per common share.

          On May 13, 2005 we completed a new $650 million senior secured credit facility with a syndicate of banks consisting of (1) a three-year $300 million senior secured revolving credit line, which accrues interest at a rate of LIBOR plus a margin, which will initially be 2.75%, (2) a three-year $150 million senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 2.75%, and (3) a five-year $200 million senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.25%.  One of our primary foreign holding companies, Intabex Netherlands, B.V. (Intabex), is co-borrower under the new senior secured revolving credit line, and our portion of the borrowings under that line are limited to $150.0 million principal amount outstanding at any one time.  Intabex is the sole borrower under each of the new senior secured term loans.  One of our primary foreign trading companies, Alliance One International AG (AOIAG), is a guarantor of the new senior secured credit facility.

          The new senior credit facility is secured by a pledge of certain of our assets as collateral for borrowings thereunder.  Our borrowings under the new senior secured credit facility are secured by a first priority pledge of:

• 100% of the capital stock of any material domestic subsidiaries;
• 65% of the capital stock of any material first tier foreign subsidiaries, or of its domestic subsidiaries;
• intercompany notes evidencing loans or advances we make on or following the closing date to subsidiaries that are not guarantors; and

•

U.S. accounts receivable and U.S. inventory owned by us or our material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances).

          In addition, Intabex’s borrowings under the new senior secured credit facility are secured by a pledge of 100% of the capital stock of Intabex, AOIAG, and certain of our and Intabex’s material foreign subsidiaries.  They are also guaranteed by us, all of our present or future material direct or indirect domestic subsidiaries, and AOIAG.

          The new senior secured credit facility includes certain financial covenants and requires us to maintain certain financial ratios, including a minimum consolidated interest coverage ratio; a maximum consolidated leverage ratio; a maximum consolidated total senior debt to borrowing base ratio; and a maximum amount of annual capital expenditures.

          Also on May 13, 2005 we issued $315 million of 11% senior notes due 2012, and $100 million of 12 3/4% senior subordinated notes due 2012, with the latter sold at a 10% original issue discount (reflecting a 15% yield to maturity).  The new senior notes indentures contain certain covenants that, among other things, limit our ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of our assets; grant liens on our assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to us by our subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with our affiliates; and enter into certain sale and leaseback transactions.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At June 30, 2005, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2006.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

As stated above, the merger of DIMON and Standard was completed during the first quarter of 2006.  As a result of the merger, total revenues and expenses for the three months ended June 30, 2005, which includes Standard’s results since May 13, 2005 and DIMON’s results for the three months, increased significantly compared to the prior year period as the prior period includes the results of DIMON only.

Condensed Statement of Consolidated Income
	Three Months Ended June 30,
(in millions)	2005	Increase/ (Decrease)%		2004
Sales and other operating revenues	$406.0	$121.3	42.6	$284.7
Gross profit	43.9	(9.1)	(17.2)	53.0
Selling, administrative and general expenses	38.6	9.7	33.6	28.9
Other income	(0.2)	1.7		(1.9)
Restructuring, asset impairment and integration charges	17.2	16.5		0.7
Debt retirement expense	64.9	64.9		-
Interest expense	24.7	12.6		12.1
Interest income	1.2	0.3		0.9
Derivative financial instruments (income)	(0.1)	6.0		(6.1)
Income taxes (benefit)	(30.9)	(37.4)		6.5
Equity in net income of investee companies	-	(0.1)		0.1
Minority interests (income)	(0.2)	-		(0.2)
Loss from discontinued operations, net of tax	(0.5)	0.2		(0.7)
Net Income (Loss)	$ (69.5)*	$ (94.0)*		$ 13.4*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended June 30,
(in millions, except per kilo amounts)	2005	Increase/ (Decrease)%		2004
Tobacco sales and other operating revenues:
Sales and other operating revenues	$404.1	$120.4	42.4	$283.7
Kilos	131.4	36.6	38.6	94.8
Average price per kilo	$ 3.08	$ .09	3.0	$ 2.99

Processing and other revenues	$ 1.9	$ 0.9		$ 1.0
Total sales and other operating revenues	$406.0	$121.3	42.6	$284.7

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Sales and other operating revenues increased 42.6% from $284.7 million in 2004 to $406.0 million in 2005 primarily as a result of the addition of Standard revenues for seven weeks.  The $121.3 million increase is the result of a 38.6% or 36.6 million kilo increase in quantities sold and a 3.0% or $0.09 per kilo increase in average sales prices.  Non-U.S. revenues increased $89.2 million resulting from an increase in volumes of 30.7 million kilos.  The primary increase in non-U.S. revenues attributable to the merger with Standard is in the South American origins of Argentina and Brazil.  Volumes of Argentine tobaccos were further increased due to the timing of shipments between quarters and increased customer demand.  The increase in sales of Brazilian tobacco from the inclusion of Standard revenues was adversely impacted by delayed shipments of current year crop into next quarter and from the negative impact of the timing of prior year sales that were recognized in the first quarter last year.  U.S. revenues increased $31.2 million as a result of an increase in higher priced volumes of 5.9 million kilos that was partially offset by a decrease in prior year prices of $0.22 per kilo.  U.S. volumes increased as a result of significant shipments this quarter that were delayed from the prior quarter, increased customer demand and the inclusion of Standard revenues.

Gross profit as a percentage of sales decreased from 18.6% in 2004 to 10.9% in 2005.  Gross profit also decreased $9.1 million or 17.2% from $53.0 million in 2004 to $43.9 million in 2005.  The decreases in gross profit as well as the gross profit percentage are primarily attributable to two factors.  First, while the inclusion of Standard sales contributed significantly to operating results, gross profit on these sales was reduced by $9.4 million as a result of purchase accounting inventory adjustments.  These adjustments related to the fair value of Standard inventory at May 13, 2005 which was shipped post-merger in the first quarter.  Further gross profit adjustments will be made in future quarters as the remaining Standard inventory held at May 13, 2005 is shipped.  Second, a significant decline in gross profit and gross profit percentage in the Brazil origin also negatively impacted the results for the quarter.  The current year crop is of a poor quality due to adverse weather conditions.  The result, under contract farming, is that certain tobaccos purchased do not meet customer quality requirements.  Further impacting the decline in Brazil is the weakening of the U.S. dollar which has increased current year crop costs by approximately 20%.  An additional factor negatively impacting gross profit in Brazil is an increase in costs from the absorption of local intrastate trade taxes resulting from a change in local laws.  These factors will continue to affect operating results in the Brazil region in future quarters.  Further adverse impacts in the Brazil region were delayed shipments of current year crop into next quarter and the negative impact of the timing of prior year sales that were recognized in the first quarter last year.  These factors were partially offset by delayed shipments from the previous quarter in Spain and the United States.  Early shipments and increased customer demand in Argentina also mitigated the negative impact.

Selling, administrative and general expenses increased $9.7 million or 33.6% from $28.9 million in 2004 to $38.6 million in 2005.  The increase is primarily due to the additional expenses of Standard as a result of the merger.  Expenses were further increased by the impact of expenses denominated in foreign currencies, primarily the Brazilian real.

Other Income of $0.2 million in 2005 and $1.9 million in 2004 relate primarily to fixed asset sales.

Restructuring, asset impairment  and integration charges were $17.2 million in 2005 compared to $0.7 million in 2004.  The 2005 costs relate primarily to employee severance and other integration related charges as a result of the merger.  See Note 4 for further information.  The 2004 charges are related primarily to employee severance charges in North America.

Debt retirement expense of $64.9 million relates to one time costs of retiring DIMON debt as a result of the merger.  These costs include tender premiums paid for the redemption of senior notes, the reversal of debt issuance costs associated with former DIMON debt instruments, termination of certain interest rate swap agreements and other related costs.

Interest expense increased $12.6 million from $12.1 million in 2004 to $24.7 million in 2005 due to higher average borrowings of the combined company reflected in the post-merger capital structure as well as higher average rates.

Derivative financial instruments resulted in a benefit of $0.08 million in 2005 and $6.1 million in 2004.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (Continued)

Effective tax rates were a benefit of 31% in 2005 and an expense of 32% in 2004.  The rates are based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  During the quarter ended June 30, 2005, adjustments of $17.7 million related to deferred tax asset valuation allowance adjustments were recorded as specific events.  The net effect on the 2005 tax provision was to decrease the effective tax rate from a benefit of 48.6% to 30.9%.

Losses from discontinued operations of $0.5 million in 2005 and $0.7 million in 2004 are attributable to the discontinuation of operations in Italy of the combined company and the wool operations of Standard.  See Notes 5 and 6 for further information.

OUTLOOK AND OTHER INFORMATION:

We believe that the global supply and demand for leaf tobacco continues to be substantially balanced in the aggregate.  However, due to adverse growing conditions, primarily in Brazil, which produced a large but below average quality crop, there is likely to be an excess supply of certain types and grades of tobacco with a consequent increase in uncommitted inventories and reduced margins.  In addition, notable significant tobacco production volume reductions continue in the United States.  These reductions, as well as anticipated future reductions in Western Europe, have created a shift in the sourcing of customer requirements primarily to Argentina, Brazil, Asia and certain African countries other than Zimbabwe.  This has and will continue to impact the ongoing requirements of our organizational structure and asset base.

          In the United States, we are operating in the aftermath of the U.S. tobacco quota buyout. The buyout repealed the federal tobacco price support and quota programs beginning with the 2005 crops, provided compensation payments to tobacco quota owners and growers, provided an assessment mechanism for consumer tobacco product manufacturers and importers of consumer tobacco products to fund the buyout, and provided for the disposal of existing flue cured and burley cooperative tobacco stocks. Tobacco can be grown anywhere in the United States, with no limits on volume or protection on price.  The USDA commenced in March 2005 in conjunction with the CCC (Commodity Credit Corporation) a disposition plan for the previously held inventories of the Flue Cured and Burley Cooperatives.  A three step disposition plan was utilized which (1) allocated pro rata portions of the held inventory to the Cooperatives equal to dollars held in the USDA no-net cost accounts; (2) The balance of the inventory was offered by CCC on a bid basis to the entities or persons subject to the payment of the Tobacco Transition Payment Program which were manufacturers or importers of tobacco products and; (3) Any remaining unsold quantities were offered to other interested parties on a bid basis.  Awarded purchases had to certify no more than 1/3 of quantity purchased tobacco will be used in the manufacture of any tobacco product each year over the next three years beginning with April 01, 2005.

          Risk of excess inventory through the non-governmental supply chain will continue to depend on the supply and demand for U.S. leaf tobacco in conjunction with the previously held CCC inventories entering the market place in an orderly manner over the next three years.  Grower contracting for the 2005 U.S. flue-cured and burley crops is complete with lower projected costs and sales prices compared to the 2004 crops.

          Effective January 1, 2005, the government of Rio Grande do Sul, the state in which our subsidiaries operate in Brazil, adopted transfer tax changes which have increased the cost of doing business in Brazil.  Also, the devaluation of the U.S. dollar against the Brazilian real has and will continue to increase the cost of our inventory and operating costs.

          The integration of our global operations is progressing.  Our U.S. processing operations have been reconfigured in time to efficiently process the current year flue-cured crop when that season begins.  The integration of other processing facilities around the world is underway and good progress has been made in integrating administrative functions at both the corporate and regional levels.

          We will continue to focus on regions of the world that are growing in market importance in an effort to improve financial results.  Although we are optimistic about the longer-term effects of our restructuring plans, it is too early to finalize the benefits that facility consolidation and strategic sourcing will have on our cost structure.

Alliance One International, Inc. and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2005 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains in our statements of income of $3.8 million and $1.3 million for the three months ended June 30, 2005 and 2004, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.  The weakening U.S. dollar against the real may continue to significantly impact translated results.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

Alliance One International, Inc. and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS: (Continued)

Item 4. Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting

In addition, as required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, have evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

          As discussed elsewhere in this report, the Company had been integrating the operations, including financial reporting systems, of Standard since the date of the merger, May 13, 2005.  As part of that integration, the Company has been implementing across the combined operations the best practices of each company with respect to internal control over financial reporting.  Due to the size of the operations and scope of the financial system integration, the Company believes these changes are reasonably likely to materially affect the Company's internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Since October 2001, the Directorate General for Competition (DG Comp) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  Our subsidiaries in Spain (Agroexpansion and World Wide Tobacco Espana) and in Italy (DIMON Italia and Transcatab, Spa) have cooperated with the DG Comp.  The EC issued separate Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy. The Statements alleged that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EC competition laws.  Agroexpansion, World Wide Tobacco Espana, DIMON Italia and Transcatab, Spa each filed a response to the Statements of Objections relating to Spain and Italy respectively, and the EC conducted separate oral hearings on the Spanish and Italian matters.  In respect of the Spanish investigation, on December 15, 2003, the DG Comp served on twenty entities within the Spanish leaf tobacco industry, including Alliance One and a number of our subsidiaries, including Agroexpansion and World Wide Tobacco Espana, Statements of Objections alleging certain infringements of the antitrust laws of the European Union.  On October 20, 2004, the DG Comp announced that DIMON Incorporated (now Alliance One) and Agroexpansion had been assessed a fine in the amount of Euros 2.59 million which was accrued in selling, general and administrative expenses on September 30, 2004.  At the same time the EC announced that it had imposed on Standard Commercial Corporation (now merged into Alliance One) and a number of its subsidiaries (now all subsidiaries of Alliance One), including World Wide Tobacco Espana, a fine of Euros 1.82 million.  We accrued a charge for the full amount of the fine in the quarter ended September 30, 2005.  A number of other tobacco processors, growers and agricultural associations were assessed fines in various amounts which, including the amount assessed against our companies, total Euros 20 million.  We, along with our Spanish and other involved subsidiaries, have appealed the decision of the Commission to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

          On March 1, 2004, the DG Comp served Statements of Objections on eleven entities within the Italian leaf tobacco industry, including Alliance One and a number of our subsidiaries, including our Italian subsidiaries, DIMON Italia and Transcatab Spa.  We and our subsidiaries responded to the Statements and have cooperated in the investigations.  Through the Statements, DG Comp intends to impose, where appropriate and probably in 2005, administrative penalties on the entities it determines have infringed the EC competition law.  We expect to be assessed penalties in the Italian case and expect that the penalties could be material to our earnings, but believe that there may be mitigating circumstances in the investigation, including our cooperation with the DG Comp.  We are unable to assess the amount of any penalties which might be imposed.

          On October 27, 2004, a wrongful discharge action was filed in North Carolina state court against one of our subsidiaries, Standard Commercial Tobacco Co., Inc., by one of its former employees.  We believe the claim to be without merit, have filed a response contesting its substantive allegations and intend to vigorously defend it.  Although a finally adjudicated adverse result could be material, we do not anticipate an adverse determination and it is too early in the litigation process to quantify such a result.

Alliance One International, Inc. and Subsidiaries

Part II. Other Information (Continued)

Item 1. Legal Proceedings (Continued)

          We recently received correspondence from a former employee alleging that his termination in connection with our merger with Standard Commercial Corporation was in retaliation for actions taken while an employee and therefore violated the Sarbanes-Oxley Act of 2002.  We have investigated this allegation and believes it to be baseless.  The former employee was terminated as part of the post-merger integration of Standard following a thorough integration planning and cost savings process designed and implemented with the assistance of an independent consultant.  That process has resulted in the termination of numerous employees at all levels of the Company.  The former employee also alleged that we have engaged in employment practices with respect to some employees located in certain foreign jurisdictions in violation of such jurisdictions’ laws and which could subject us to fines and penalties.  We have reported these allegations to the Audit Committee of the Board of Directors and are investigating their validity and materiality.  We intend to continue our investigation and take any appropriate remedial measures.

Item 2. Unregistered Sales of Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

( a )	A Special Meeting of Shareholders was held on April 1, 2005.

( b )

The following directors were elected at the meeting:  Robert E. Harrison, Nigel G. Howard, Mark W. Kehaya, Gilbert L. Klemann, II, B. Clyde Preslar, William S. Sheridan and Martin R. Wade, III.  In addition the following directors remained in office after the meeting:  C. Richard Green, Jr., Brian J. Harker, John M. Hines, Joseph L. Lanier, Jr., Albert C. Monk, III and Norman A. Scher.

( c )	The following matters were voted upon at the meeting:

(1)	Proposal to approve the Plan of Merger, dated as of November 7, 2004, by and among DIMON Incorporated and Standard Commercial Corporation:
	For	Against	Abstain	Broker Non-Votes
	35,829,938	185,122	519,405	6,386,562

(2)	Proposal to change the name of DIMON Incorporated to Alliance One International, Inc. effective as of the closing of the merger:
	For	Against	Abstain	Broker Non-Votes
	33,456,457	2,539,912	538,096	6,386,562

(3)	Proposal to increase the number of authorized shares of DIMON common stock from 125 million to 250 million effective as of the closing of the merger:
	For	Against	Abstain	Broker Non-Votes
	31,724,356	4,263,903	546,206	6,386,562

(4)

Proposal to amend certain shareholder voting requirements, described in detail in the joint proxy statement/prospectus dated March 3, 2005, which changes will be reflected in the amended and restated articles of incorporation effective as of the closing of the merger:

	For	Against	Abstain	Broker Non-Votes
	35,599,402	267,973	667,090	6,386,562

(5)

Proposal to approve certain other amendments to DIMON’s articles of incorporation described in detail in the joint proxy statement/prospectus dated March 3, 2005, which changes will be reflected in the amended and restated articles of incorporation effective as of the closing of the merger:

	For	Against	Abstain	Broker Non-Votes
	35,479,901	280,268	774,296	6,386,562

Alliance One International, Inc. and Subsidiaries

Part II. Other Information (Continued)

Item 4. Submission of Matters to a Vote of Security Holders (Continued)

( c )	The following matters were voted upon at the meeting:

(6)

The election of seven nominees for director to serve as directors from the closing of the merger until the expiration of their terms or until their successors are elected and qualified.  Each nominee received the following votes:

Nominee	Votes For	Votes Withheld
Robert E. Harrison	42,228,708	692,319
Nigel G. Howard	42,228,708	692,319
Mark W. Kehaya	42,228,708	692,319
Gilbert L. Klemann, II	42,228,708	692,319
B. Clyde Preslar	42,228,708	692,319
William S. Sheridan	42,228,708	692,319
Martin R. Wade, III	42,228,708	692,319

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

3.1

Amended and Restated Articles of Incorporation of Alliance One International, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of Alliance One International, Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

4.1

Second Supplemental Indenture related to the 9 5/8% Notes, dated as of March 22, 2005, between DIMON Incorporated and SunTrust Bank, as trustee, supplementing and amending the Indenture, dated October 30, 2001, between DIMON Incorporated and SunTrust Bank, as trustee, as previously amended by the First Supplemental Indenture, dated as of November 1, 2004 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed May 16, 2005, and incorporated by reference herein).

4.2

Second Supplemental Indenture related to the 7 3/4% Notes, dated as of March 22, 2005, between DIMON Incorporated and SunTrust Bank, as trustee, supplementing and amending the Indenture, dated May 30, 2003, between DIMON Incorporated and SunTrust Bank, as trustee, as previously amended by the First Supplemental Indenture, dated as of November 1, 2004 (previously filed as 4.2 to the Current Report on Form 8-K filed May 16, 2005, and incorporated by reference herein).

4.3

Supplemental Indenture related to the Standard Notes, dated as of March 22, 2005, among Standard Commercial Corporation, Standard Commercial Tobacco Co., Inc., as guarantor, and SunTrust Bank, as trustee, supplementing and amending the Indenture, dated April 2, 2004, among Standard Commercial Corporation, Standard Commercial Tobacco Co., Inc., as guarantor, and SunTrust Bank, as trustee (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed May 16, 2005, and incorporated by reference herein).

4.4	Indenture, dated May 13, 2005, governing the 11% Senior Notes due 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

Alliance One International, Inc. and Subsidiaries

Part II. Other Information (Continued)

Item 6. Exhibits (Continued)

(a)	Exhibits (Continued)

4.5

Indenture, dated May 13, 2005, governing the 12 3/4% Senior Subordinated Notes due 2012 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

4.6

Specimen of Alliance One International, Inc. Common Stock Certificate (previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 filed June 3, 2005, and incorporated by reference herein).

10.1

Purchase Agreement between Alliance One International, Inc., formerly known as DIMON Incorporated, and Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated May 10, 2005 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 16, 2005, and incorporated by reference herein).

10.2

Credit Agreement, dated May 13, 2005, among Alliance One International, Inc. and Intabex Netherlands B.V. as Borrowers, DIMON International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, ING Bank N.V., London Branch, as Syndication Agent and ABN AMRO Bank N.V., Deutsche Bank AG New York Branch, and Societe Generale, as Documentation Agents (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

10.3	Registration Rights Agreement, dated May 13, 2005 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: August 15, 2005	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

3.1

Amended and Restated Articles of Incorporation of Alliance One International, Inc. (previously filed as Exhibit 3.1 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

3.2	Amended and Restated Bylaws of Alliance One International, Inc. (previously filed as Exhibit 3.2 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

4.1

Second Supplemental Indenture related to the 9 5/8% Notes, dated as of March 22, 2005, between DIMON Incorporated and SunTrust Bank, as trustee, supplementing and amending the Indenture, dated October 30, 2001, between DIMON Incorporated and SunTrust Bank, as trustee, as previously amended by the First Supplemental Indenture, dated as of November 1, 2004 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed May 16, 2005, and incorporated by reference herein).

4.2

Second Supplemental Indenture related to the 7 3/4% Notes, dated as of March 22, 2005, between DIMON Incorporated and SunTrust Bank, as trustee, supplementing and amending the Indenture, dated May 30, 2003, between DIMON Incorporated and SunTrust Bank, as trustee, as previously amended by the First Supplemental Indenture, dated as of November 1, 2004 (previously filed as 4.2 to the Current Report on Form 8-K filed May 16, 2005, and incorporated by reference herein).

4.3

Supplemental Indenture related to the Standard Notes, dated as of March 22, 2005, among Standard Commercial Corporation, Standard Commercial Tobacco Co., Inc., as guarantor, and SunTrust Bank, as trustee, supplementing and amending the Indenture, dated April 2, 2004, among Standard Commercial Corporation, Standard Commercial Tobacco Co., Inc., as guarantor, and SunTrust Bank, as trustee (previously filed as Exhibit 4.3 to the Current Report on Form 8-K filed May 16, 2005, and incorporated by reference herein).

4.4	Indenture, dated May 13, 2005, governing the 11% Senior Notes due 2012 (previously filed as Exhibit 4.1 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

4.5

Indenture, dated May 13, 2005, governing the 12 3/4% Senior Subordinated Notes due 2012 (previously filed as Exhibit 4.2 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

4.6

Specimen of Alliance One International, Inc. Common Stock Certificate (previously filed as Exhibit 4.3 to the Registration Statement on Form S-8 filed June 3, 2005, and incorporated by reference herein).

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS (Continued)

Exhibits	(Continuied)

10.1

Purchase Agreement between Alliance One International, Inc., formerly known as DIMON Incorporated, and Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated May 10, 2005 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 16, 2005, and incorporated by reference herein).

10.2

Credit Agreement, dated May 13, 2005, among Alliance One International, Inc. and Intabex Netherlands B.V. as Borrowers, DIMON International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, ING Bank N.V., London Branch, as Syndication Agent and ABN AMRO Bank N.V., Deutsche Bank AG New York Branch, and Societe Generale, as Documentation Agents (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

10.3	Registration Rights Agreement, dated May 13, 2005 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	31

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	32

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	33

