Form 10-Q/A
period 2005-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2005-11-09
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

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

Explanatory Note

          The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Alliance One International, Inc. for the quarter ended June 30, 2005 is to restate our unaudited condensed consolidated financial statements and related disclosures, as described in Note 14 to the Condensed Consolidated Financial Statements.

          No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 15, 2005. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

• Part I—Item 1—Financial Statements • Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations • Part I—Item 4—Controls and Procedures

          The restatement corrects an error in a non-cash adjustment for deferred income taxes related to the accrued taxes on unremitted earnings of the Standard group that were booked to goodwill.  The effect of this error was to overstate the income tax benefit and understate the deferred tax liability for the first quarter by $11.1 million.  This adjustment reduces the annualized effective tax rate from a benefit of 30.9% to 19.7%.

          As a result of the restatement described above, the Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have reviewed the effectiveness of the Company's internal controls over financial reporting as of June 30, 2005, and, based on this re-evaluation, have determined that a material control weakness in internal control over financial reporting existed at the end of the first quarter with respect to accounting for income taxes. This revised assessment is included under Part 1, Item 4 in this document.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Statement of Consolidated Income (Restated) –
		Three Months Ended June 30, 2005 and 2004	4

		Condensed Consolidated Balance Sheet (Restated) – June 30, 2005 and 2004
		and March 31, 2005	5 - 6

		Condensed Statement of Consolidated Cash Flows (Restated) –
		Three Months Ended June 30, 2005 and 2004	7

		Notes to Condensed Consolidated Financial Statements	8 - 19

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	20 - 25

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

	Item 4.	Controls and Procedures	25 - 26

Part II.	Other Information

	Item 1.	Legal Proceedings	27

	Item 2.	Unregistered Sales of Securities and Use of Proceeds	27

	Item 3.	Defaults Upon Senior Securities	27

	Item 4.	Submission of Matters to a Vote of Security Holders	27 - 28

	Item 5.	Other Information	28

	Item 6.	Exhibits	28 - 29

Signature			30

Index of Exhibits			31 - 32

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENT OF CONSOLIDATED INCOME
Three Months Ended June 30, 2005 and 2004
(Unaudited)

	June 30,	June 30,
	2005	2004
	As restated, See Note 14
(in thousands, except per share amounts)
Sales and other operating revenues	$405,961	$284,728
Cost of goods and services sold	362,020	231,744

Gross profit	43,941	52,984
Selling, administrative and general expenses	38,604	28,939
Other income	(155)	(1,895)
Restructuring, asset impairment and integration charges	17,215	675
Operating income (loss)	(11,723)	25,265

Debt retirement expense	64,907	-
Interest expense	24,700	12,102
Interest income	1,157	926
Derivative financial instruments (income)	(83)	(6,131)

Income (loss) before income taxes and other items	(100,090)	20,220
Income tax expense (benefit)	(19,757)	6,471
Equity in net income of investee companies	19	89
Minority interests (income)	(182)	(235)
Income (loss) from continuing operations	(80,132)	14,073

Loss from discontinued operations, net of tax	(526)	(699)
Net income (loss)	$(80,658)	$ 13,374

Basic earnings (loss) per share
Net income (loss) from continuing operations	$(1.20)	$.31
Loss from discontinued operations	(.01)	(.01)
Net income (loss)	$(1.21)	$.30

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$(1.20)	$.30
Loss from discontinued operations	(.01)	(.01)
Net income (loss)	$(1.21)	$.29

Average number of shares outstanding:
Basic	66,822	44,846
Diluted	66,822	48,004

Cash dividends per share	$.075	$.075

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2005	June 30, 2004	March 31, 2005
	As Restated, See Note 14
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 183,122	$ 155,837	$ 29,128
Notes receivable	4,081	6,153	4,474
Trade receivables, net of allowances	258,648	119,679	219,775
Inventories
Tobacco	991,305	582,004	457,159
Other	57,737	52,392	38,611
Advances on purchases of tobacco	97,487	53,915	79,268
Current deferred and recoverable income taxes	19,797	14,350	12,286
Prepaid expenses and other assets	36,291	25,093	15,461
Assets of discontinued operations	76,447	40,848	13,694
Total current assets	1,724,915	1,050,271	869,856

Investments and other assets
Equity in net assets of investee companies	16,725	918	918
Other investments	2,337	2,496	2,503
Notes receivable	5,014	2,925	2,835
Other	83,971	44,257	57,016
	108,047	50,596	63,272

Goodwill and intangible assets
Goodwill	286,628	151,772	151,772
Production and supply contracts	3,418	9,825	8,710
Pension asset	1,856	1,934	1,856
	291,902	163,531	162,338

Property, plant and equipment
Land	41,428	18,708	21,322
Buildings	243,859	188,183	183,262
Machinery and equipment	256,992	200,780	177,069
Allowances for depreciation	(163,941)	(174,653)	(160,491)
	378,338	233,018	221,162

Deferred taxes and other deferred charges	101,035	56,472	87,431

	$2,604,237	$1,553,888	$1,404,059

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	June 30, 2005	June 30, 2004	March 31, 2005
	As Restated, See Note 14
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 580,439	$ 406,401	$ 212,006
Accounts payable
Trade	75,594	40,258	53,737
Officers and employees	9,554	5,625	4,635
Other	43,583	9,504	32,520
Advances from customers	183,707	117,965	49,384
Accrued expenses	66,537	30,465	33,147
Income taxes	11,898	10,268	10,804
Long-term debt current	14,512	3,106	3,509
Liabilities of discontinued operations	12,308	9,223	1,849
Total current liabilities	998,132	632,815	401,591

Long-term debt
Bank Credit Facility	318,125	15,241	94,917
Senior Notes and other long term debt (net of fair value adjustment of $(-0-) at June 30, 2005, $(10,002) at June 30, 2004 and $(6,833) at March 31, 2005)	348,158	314,998	318,167
Subordinated Debt	163,551	73,328	73,328
	829,834	403,567	486,412

Other long-term liabilities
Income taxes	59,723	6,685	7,779
Compensation and other	132,327	86,112	93,195
	192,050	92,797	100,974

Minority interest in subsidiaries	2,801	877	770
Commitments and contingencies

Stockholders’ equity	June 30, 2005	June 30, 2004	March 31, 2005
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	125,000	125,000
Issued shares	94,455	44,849	45,368	448,891	185,578	186,784
Unearned compensation – restricted stock				(3,488)	(690)	(1,611)
Retained earnings				148,862	246,884	236,606
Accumulated other comprehensive loss				(12,845)	(7,940)	(7,467)
				581,420	423,832	414,312
				$2,604,237	$1,553,888	$1,404,059

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS Three Months Ended June 30, 2005 and 2004 (Unaudited)

	June 30, 2005	June 30, 2004
	As Restated, See Note 14
(in thousands)
Operating activities
Net income (loss)	$ (80,658)	$ 13,374
Adjustments to reconcile net income (loss) to net cash used by operating activities
Net loss from discontinued operations	526	699
Depreciation and amortization	10,303	8,749
Restructuring, asset impairment and integration charges	17,215	675
Deferred items	87	(1,754)
Gain on foreign currency transactions	(3,768)	(187)
Changes in operating assets and liabilities	(65,799)	(42,806)
Net cash used by operating activities of continuing operations	(122,094)	(21,250)
Net cash provided by operating activities of discontinued operations	5,184	7,120
Net cash used by operating activities	(116,910)	(14,130)

Investing activities
Cash received from equity in subsidiaries and investees purchased	42,019	-
Purchases of property and equipment	(3,249)	(3,450)
Proceeds from sale of property and equipment	10,722	2,108
Payments received on notes receivable	4,018	(651)
Payments for other investments and other assets	(3,258)	(7,629)
Net cash provided (used) by investing activities	50,252	(9,622)

Financing activities
Net change in short-term borrowings	(74,030)	164,547
Proceeds from long-term borrowings	781,878	25,763
Repayment of long-term borrowings	(455,068)	(25,550)
Debt issuance cost	(21,910)	(386)
Proceeds from sale of stock	149	51
Cash dividends paid to Alliance One International, Inc. stockholders	(7,086)	(3,387)
Net cash provided by financing activities	223,933	161,038

Effect of exchange rate changes on cash	(3,281)	(268)

Increase in cash and cash equivalents	153,994	137,018
Cash and cash equivalents at beginning of year	29,128	18,819

Cash and cash equivalents at end of period	$ 183,122	$ 155,837

Non-cash activity:
Common stock issued, including adjustment for options, in business acquisition	$ 264,368	$ -

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

Alliance One International, Inc. (the “Company”) is a Virginia corporation formerly known as DIMON Incorporated.  The Company changed its name simultaneously with the closing of its merger with Standard Commercial Corporation (“Standard”) on May 13, 2005.

          The merger with Standard has been treated as a purchase business combination for accounting purposes, with the Company designated as the acquirer.  As such, the historical financial statements for DIMON become the historical financial statements of the Company, the registrant. The accompanying condensed consolidated statements of income and cash flows for the fiscal quarter ended June 30, 2005 include the results of operations of Standard since May 13, 2005, the effective date of acquisition and a full quarter of results for DIMON.  Note 2 provides summary unaudited pro forma information and details regarding purchase accounting for the merger.

          The accompanying interim unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to Condensed Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  The Company’s operations are seasonal.  Therefore, the results of operations for the three months ended June 30, 2005 are not necessarily indicative of the results to be expected for the year ending March 31, 2006.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principle as a cumulative adjustment to net income in the period of the change, as was previously permitted under APB Opinion No. 20, will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Correction of an error in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The Company does not expect SFAS No. 154 to have a material effect, if any, on its consolidated financial statements.

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

May 13, 2005

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

Three Months Ended
June 30,
thousands except per share data	2005 (1)	2004
Revenues	$477,298	$457,206
Operating Income	$ (11,886)	$ 27,292
Income (loss) from continuing operations	$ (81,792)	$ 11,905

Income (loss) from discontinued operations	$ (2,704)	$ (3,380)
Net (loss) income	$ (84,496)	$ 8,525
Basic earnings per share
- from continuing operations	$ (0.95)	$ 0.14
- from discontinued operations	$ (0.03)	$ (0.04)
Basic (loss) earnings per share	$ (0.98)	$ 0.10

(1) Includes $64,907 of debt retirement expenses and $17,215 of restructuring, impairment and integration costs related to the merger.

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

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

          Results of operations and the assets and liabilities of the Italian operations, other than subsidiary debt guaranteed by the Company and the related interest expense, are reported as discontinued operations. Sales and operating losses for the three months ended June 30, 2005 and 2004 are presented below.  This information is summarized for the appropriate fiscal periods as follows:

		Three Months Ended
		June 30,
		2005	2004
	Sales and other revenues	$ 5,413	$14,942
	Discontinued operations:
	Loss from discontinued operations	$ (526)	$ (742)
	Income tax benefit	-	43
	Discontinued operations, net of tax	$ (526)	$ (699)

	June 30,		March 31,
	2005	2004	2005
Assets of discontinued operations:
Trade receivables, net of allowances	$10,143	$ 5,781	$ 4,389
Tobacco inventory and advances	33,839	32,521	8,923
Net property, plant and equipment	521	1,952	-
Other assets	1,971	594	382
Total assets of discontinued operations	$46,474	$40,848	$13,694

Alliance One International, Inc. and Subsidiaries

4.	DISCONTINUED ITALIAN OPERATIONS (Continued)

	June 30,		March 31,
	2005	2004	2005
Liabilities of discontinued operations:
Accounts payable	$2,940	$4,083	$ 594
Advances from customers	2,671	3,810	1,255
Other long-term liabilities – compensation and other	173	1,121	-
Other liabilities	1,594	209	-
Total liabilities of discontinued operations	$7,378	$9,223	$1,849

5.	DISCONTINUED WOOL OPERATIONS

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

Alliance One International, Inc. and Subsidiaries

6.	EARNINGS (LOSS) PER SHARE (Continued)

The following information reconciles basic earnings per share to diluted earnings per share.
	Three Months Ended June 30,
(in thousands, except per share amounts)	2005	2004
Basic earnings (loss) per share
Income (loss) from continuing operations	$(80,132)	$14,073
Loss from discontinued operations	(526)	(699)
Net income (loss)	$(80,658)	$13,374

Shares
Weighted average shares outstanding	66,882	44,846

Basic earnings (loss) per share
Income (loss) from continuing operations	$(1.20)	$ .31
Loss from discontinued operations	(.01)	(.01)
Net income (loss)	$(1.21)	$ .30

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(80,132)	$14,073
Add after-tax interest expense applicable to 6.25%
Convertible Debentures issued April 1, 1997	-	745
Income (loss) from continuing operations adjusted	(80,132)	14,818
Loss from discontinued operations	(526)	(699)
Net income (loss) as adjusted	$(80,658)	$14,119

Shares
Weighted average shares outstanding	66,882	44,846
Restricted shares issued and shares applicable to stock options, net of shares
assumed to be purchased from proceeds at average market price	-	609
Effect of conversion of 6.25% Debentures at beginning of period	-	2,549
Average diluted shares outstanding	66,822	48,004

Diluted earnings (loss) per share
Income (loss) from continuing operations	$(1.20)	$ .30
Loss from discontinued operations	(.01)	(.01)
Net income (loss) as adjusted	$(1.21)	$ .29

7.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2005	2004
Net income (loss)	$(80,658)	$13,374
Equity currency conversion adjustment	(5,402)	(846)
Derivative financial instruments, net of tax of $13 and $(222) for the three months	24	(429)
Total comprehensive income (loss)	$(86,036)	$12,099

Alliance One International, Inc. and Subsidiaries

8.	STOCK-BASED COMPENSATION

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

	Three Months Ended
	June 30,
thousands except per share data	2005	2004
Net (loss) income, as reported	$(80,658)	$13,374
Add: Stock-based employee compensation expense (income) included in reported net (loss) income net of related tax effects	(29)	(294)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred tax effects	(189)	(2)
Pro forma net (loss) income	$(80,876)	$13,078

(Loss) Earnings per share
Basic - as reported	($1.21)	$0.30
Basic - pro forma	(1.21)	0.29
Diluted - as reported	($1.21)	$0.29
Diluted - pro forma	(1.21)	0.29

9.	CONTINGENCIES

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

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of June 30, 2005, total estimated tax, penalties and interest relating to still unresolved issues is $1,600.

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

The effective tax rate used for the three months ended June 30, 2005 was a benefit of 20% compared to an expense of 32% for the three months ended June 30, 2004.  The rate is based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.  During the quarter ended June 30, 2005, adjustments of $17,742 related to valuation allowance adjustments as a result of changes in judgment about the realizability of certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the year to date effective tax rate from a benefit of 37% to 20%.

14.	RESTATEMENT

In preparing its financial results for the quarter ended September 30, 2005, the Company identified an accounting error appearing in the financial statements included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed on August 15, 2005.  Management determined that the tax impact of the repatriation of foreign earnings of Standard reflected as an income tax benefit for the three months ended June 30, 2005 was overstated by $11,135, which resulted in the understatement of the Company’s net loss for such period by the same amount.  As a result of this error, the income tax benefit, long term income tax liability, net loss and certain other items included in the financial statements as of and for the period ended June 30, 2005 have been restated.  The details of the restatement are more fully described below:

Alliance One International, Inc. and Subsidiaries

14.	RESTATEMENT(Continued)

	As Reported	As Restated
Condensed Consolidated Balance Sheet as of June 30, 2005:
Other long-term liabilities – income taxes	$ 48,588	$ 59,723
Total other long-term liabilities	$180,915	$192,050

Retained earnings	$159,997	$148,862
Stockholders’ equity	$592,555	$581,420

Condensed Statement of Consolidated Income Three Months Ended June 30, 2005:
Income tax expense (benefit)	$(30,892)	$(19,757)
Income (loss) from continuing operations	$(68,997)	$(80,132)
Net income (loss)	$(69,523)	$(80,658)

Basic earnings (loss) per share
Net income (loss) from continuing operations	$ (1.03)	$ (1.20)
Net income (loss)	$ (1.04)	$ (1.21)

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$ (1.03)	$ (1.20)
Net income (loss)	$ (1.04)	$ (1.21)

15.	SUBSEQUENT EVENT

On October 24, 2005, the Directorate General for Competition (DGCOMP) of the European Commission (EC) announced that Alliance One and Mindo (its former subsidiary) have been assessed a fine in the aggregate amount of Euros 10,000 (US$12,000) and that, in addition, Alliance One and Transcatab, a subsidiary of Standard prior to its merger into the Company earlier this year, have been assessed a fine in the aggregate amount of Euros 14,000 (US$16,800).  Several tobacco processors, growers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling Euros 56,050 (US$67,260), inclusive of the fines imposed on Alliance One and its subsidiaries.  The EC stated that the fines assessed against Alliance One and its Italian subsidiaries were reduced as a result of their cooperation in the investigation.  Although a statement of the fines has been released, the full decision of the EC relating to the Italian fines has not yet been issued.  Once the full decision is available, Alliance One will assess any grounds it may have to appeal the fine.  If not earlier bonded pending appeal, the fines should be paid within three months of the Company’s receipt of the full EC decision.  Alliance One established a reserve for the fines imposed on the Company and Mindo in the quarter ended September 30, 2005 in the amount of US$12,000.  The US$16,800 in fines imposed as a result of conduct of Transcatab and Standard prior to the merger has been reflected as an increase in goodwill on the Company’s balance sheet, as required by purchase accounting.

-19-
Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the Company's unaudited condensed consolidated financial statements for the three months ended June 30, 2005 and 2004 as discussed in Note 14 to the Company's condensed consolidated financial statements in Item 1 of Form 10−Q/A for the three month period ended June 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Condensed Balance Sheet and Condensed Statement of Cash Flows.

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

          Net cash used by operating activities was $116.9 million in 2005 compared to $14.1 million in 2004.  The increase in cash used was primarily due to a $80.7 million net loss in 2005 compared to net income of $13.4 million in 2004.   Changes in operating assets and liabilities resulted in the use of $23.0 million more cash in 2005 compared to 2004 primarily due to increases in inventories and advances on purchases of tobacco and more cash used for accounts payable and accrued expenses partially offset by advances from customers.  The uses of cash were partially offset by a $16.5 million change in restructuring, asset impairment and integration charges and $1.8 million less cash used for deferred items, primarily deferred income taxes.

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

          Payments of debt as of June 30, 2005 are scheduled as follows:  $14.5 million  in fiscal 2006, $295.5 million in fiscal years 2007 and 2008, $119.0 million in fiscal years 2009 and 2010, and $415.4 million in fiscal years 2011 and thereafter.

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

Condensed Statement of Consolidated Income
	Three Months Ended June 30,
(in millions)	2005	Increase/ (Decrease)%		2004
Sales and other operating revenues	$406.0	$121.3	42.6	$284.7
Gross profit	43.9	(9.1)	(17.2)	53.0
Selling, administrative and general expenses	38.6	9.7	33.6	28.9
Other income	(0.2)	1.7		(1.9)
Restructuring, asset impairment and integration charges	17.2	16.5		0.7
Debt retirement expense	64.9	64.9		-
Interest expense	24.7	12.6		12.1
Interest income	1.2	0.3		0.9
Derivative financial instruments (income)	(0.1)	6.0		(6.1)
Income taxes (benefit)	(19.8)	(26.3)		6.5
Equity in net income of investee companies	-	(0.1)		0.1
Minority interests (income)	(0.2)	-		(0.2)
Loss from discontinued operations, net of tax	(0.5)	0.2		(0.7)
Net Income (Loss)	$ (80.7)*	$ (94.1)*		$ 13.4*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended June 30,
(in millions)	2005	Increase/ (Decrease)%		2004
Tobacco sales and other operating revenues:
Sales and other operating revenues	$404.1	$120.4	42.4	$283.7
Kilos	131.4	36.6	38.6	94.8
Average price per kilo	$ 3.08	$ .09	3.0	$ 2.99

Processing and other revenues	$ 1.9	$ 0.9		$ 1.0
Total sales and other operating revenues	$406.0	$121.3	42.6	$284.7

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

Restructuring, asset impairment  and integration charges were $17.2 million in 2005 compared to $0.7 million in 2004.  The 2005 costs relate primarily to employee severance and other integration related charges as a result of the merger.  See Note 3 for further information.  The 2004 charges are related primarily to employee severance charges in North America.

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

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004 (Continued)

Effective tax rates were a benefit of 20% in 2005 and an expense of 32% in 2004.  The rates are based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  During the quarter ended June 30, 2005, adjustments of $17.7 million related to deferred tax asset valuation allowance adjustments were recorded as specific events.  The net effect on the 2005 tax provision was to decrease the effective tax rate from a benefit of 37% to 20%.

Losses from discontinued operations of $0.5 million in 2005 and $0.7 million in 2004 are attributable to the discontinuation of operations in Italy of the combined company and the wool operations of Standard.  See Notes 4 and 5 for further information.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 14 to the Condensed Consolidated Financial Statements, the Chief Executive Officer and the Chief Financial Officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of June 30, 2005, and, based on this re-evaluation, have determined that disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting existed at the end of the first quarter with respect to accounting for income taxes.

Alliance One International, Inc. and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS: (Continued)

Item 4. Controls and Procedures (Continued)

Accounting for Income Taxes

In preparing its financial results for the quarter ended September 30, 2005, the Company identified an accounting error appearing in the financial statements included in its Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 and filed on August 15, 2005.  Management determined that the tax impact of the repatriation of foreign earnings of Standard reflected as an income tax benefit for the three months ended June 30, 2005 was overstated by $11.1 million, which resulted in the understatement of the Company’s net loss for such period by the same amount.  As a result of this error, the income tax benefit, long term income tax liability, net loss and certain other items included in the financial statements as of and for the period ended June 30, 2005 have been restated.  The details of the restatement are more fully described in Note 14 to the Company’s Amended Quarterly Report on Form 10-Q/A filed on November 9, 2005.  The Company believes this error resulted from insufficient analysis of the tax provision calculations in connection with the implementation and reporting of tax accounting for the merger with Standard.  Management has concluded that this error in calculating tax provisions in connection with the merger constitutes a material weakness in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB.  The PCAOB defines a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

          As noted above management identified a material weakness related to accounting for income taxes which arose during the first quarter as a result of the merger with Standard.  Specifically, there was insufficient review of the tax provision calculations combined with inadequate systems to determine the provision for income taxes for the combined company.  Additionally, as discussed elsewhere in this report, the Company had been integrating the operations, including financial reporting systems, of Standard since the date of the merger, May 13, 2005.  As part of that integration, the Company has been implementing across the combined operations the best practices of each company with respect to internal control over financial reporting.  Due to the size of the operations and scope of the financial system integration, the Company believes these changes are reasonably likely to materially affect the Company's internal control over financial reporting.

In addition, in connection with the material weakness in calculating tax provisions arising from the Company’s recent merger, the Company has taken and is taking the following remedial measures:
• The Company has hired additional experienced tax staff, including an additional senior tax manager.
• The Company is implementing additional controls and procedures to ensure adequate review of quarterly reports and tax accounting in particular.

•

The Company plans to implement new software that will automate and improve controls in this area.  Other than the changes outlined above, there were no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

Alliance One International, Inc. and Subsidiaries

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

Alliance One International, Inc.
(Registrant)

/s/ Thomas G. Reynolds
Date: November 9, 2005	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

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

10.3	Registration Rights Agreement, dated May 13, 2005 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K filed May 19, 2005, and incorporated by reference herein).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	33

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	34

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	35

