Form 10-Q
period 2005-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2005-11-10
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Alliance One International, Inc.
(Exact name of registrant as specified in its charter)

Virginia	001-13684	54-1746567
________________	_____________________________	____________________
(State or other jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

8001 Aerial Center Parkway Morrisville, NC 27560-8417 (Address of principal executive offices)

(919) 379-4300 (Registrant’s telephone number, including area code)

512 Bridge Street, Danville, VA 24541
(Former name or former address, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (no par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). Yes [X] No [ ]

As of November 1, 2005, the registrant had 94,989,000 shares outstanding of Common Stock (no par value).

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		TUCondensed Statement of Consolidated IncomeUT –
		Three and Six Months Ended September 30, 2005 and 2004	3

		TUCondensed Consolidated Balance SheetUT – September 30, 2005 and 2004
		and March 31, 2005	4 - 5

		TUCondensed Statement of Consolidated Cash FlowsUT –
		Six Months Ended September 30, 2005 and 2004	6

		TUNotes to Condensed Consolidated Financial StatementsUT	7 - 18

	Item 2.	TUManagement's Discussion and AnalysisUT
		TUof Financial Condition and Results of OperationsUT	19 - 25

	Item 3.	TUQuantitative and Qualitative Disclosures About Market RiskUT	25 - 26

	Item 4.	TUControls and ProceduresUT	26

Part II.	Other Information

	Item 1.	TULegal ProceedingsUT	27

	Item 2.	TUUnregistered Sales of Equity Securities and Use of ProceedsUT	27

	Item 3.	TUDefaults Upon Senior SecuritiesUT	27

	Item 4.	TUSubmission of Matters to a Vote of Security HoldersUT	28

	Item 5.	TUOther InformationUT	28

	Item 6.	TUExhibitsUT	28

Signatures			29

Index of Exhibits			30

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENT OF CONSOLIDATED INCOME
Three and Six Months Ended September 30, 2005 and 2004
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(in thousands, except per share amounts)
Sales and other operating revenues	$621,011	$341,068	$1,026,972	$625,796
Cost of goods and services sold	555,571	284,961	917,591	516,705

Gross profit	65,440	56,107	109,381	109,091
Selling, administrative and general expenses	45,940	31,373	84,544	60,312
Other income	(332)	(2,735)	(487)	(4,630)
Restructuring and asset impairment costs	359	766	17,574	1,441
Operating income	19,473	26,703	7,750	51,968

Debt retirement expense	1,567	-	66,474	-
Interest expense	30,800	12,782	55,500	24,884
Interest income	2,762	995	3,919	1,921
Derivative financial instruments (income)	(2,701)	(464)	(2,784)	(6,595)

Income (loss) before income taxes and other items	(7,431)	15,380	(107,521)	35,600
Income tax expense (benefit)	(632)	5,277	(20,389)	11,748
Equity in net income of investee companies	81	53	100	142
Minority interests (income)	(121)	(124)	(303)	(359)
Income (loss) from continuing operations	(6,597)	10,280	(86,729)	24,353

Loss from discontinued operations, net of tax	(13,951)	(4,693)	(14,477)	(5,392)
Net income (loss)	$ (20,548)	$ 5,587	$ (101,206)	$ 18,961

Basic earnings (loss) per share
Net income (loss) from continuing operations	$(.08)	$ .23	$(1.13)	$ .54
Loss from discontinued operations	(.16)	(.11)	(.19)	(.12)
Net income (loss)	$(.24)	$.12	$(1.32)	$ .42

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$(.08)	$ .23	$(1.13)	$ .54
Loss from discontinued operations	(.16)	(.11)	(.19)	(.12)
Net income (loss)	$(.24)	$.12	$(1.32)	$ .42

Average number of shares outstanding
Basic	85,902	44,873	76,414	44,860
Diluted	85,902	45,349	76,414	45,392

Cash dividends per share	$.030	$.075	$.105	$.150

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2005	September 30, 2004	March 31, 2005
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 119,962	$ 129,673	$ 29,128
Notes receivable	2,561	4,829	4,474
Trade receivables, net of allowances	240,473	152,631	219,775
Inventories
Tobacco	862,671	593,304	457,159
Other	47,205	40,252	38,611
Advances on purchases of tobacco	108,998	59,128	79,268
Current deferred and recoverable income taxes	15,843	14,410	12,286
Assets held for sale	11,815	-	-
Prepaid expenses and other assets	37,897	29,828	15,461
Assets of discontinued operations	60,352	25,548	13,694
Total current assets	1,507,777	1,049,603	869,856

Investments and other assets
Equity in net assets of investee companies	16,807	971	918
Other investments	4,633	2,492	2,503
Notes receivable	3,112	2,889	2,835
Other	70,597	43,103	57,016
	95,149	49,455	63,272

Goodwill and intangible assets
Goodwill	263,859	151,772	151,772
Customer relationship ($33,068 at Sept. 30, 2005) and other	36,023	9,130	8,710
Pension asset	1,856	1,934	1,856
	301,738	162,836	162,338

Property, plant and equipment
Land	38,576	18,878	21,322
Buildings	243,845	188,128	183,262
Machinery and equipment	246,861	192,871	177,069
Allowances for depreciation	(160,987)	(172,378)	(160,491)
	368,295	227,499	221,162

Deferred taxes and other deferred charges	107,157	55,754	87,431

	$2,380,116	$1,545,147	$1,404,059

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	September 30, 2005	September 30, 2004	March 31, 2005
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 425,431	$ 331,300	$ 212,006
Accounts payable
Trade	104,680	28,136	53,737
Officers and employees	5,681	6,189	4,635
Other	9,905	7,606	32,520
Advances from customers	192,514	181,648	49,384
Accrued expenses	108,345	36,500	33,147
Income taxes	18,867	7,997	10,804
Long-term debt current	23,685	3,040	3,509
Liabilities of discontinued operations	7,902	3,251	1,849
Total current liabilities	897,010	605,667	401,591

Long-term debt
Bank Credit Facility	335,750	25,316	94,917
Senior Notes and other long term debt (net of fair value adjustment of $(-0-) at Sept. 30, 2005, $2,730 at Sept. 30, 2004 and $(6,833) at March 31, 2005)	338,477	327,730	318,167
Subordinated Debt	90,556	73,328	73,328
	764,783	426,374	486,412

Other long-term liabilities
Income taxes	26,592	4,328	7,779
Compensation and other	130,827	81,249	93,195
	157,419	85,577	100,974

Minority interest in subsidiaries	2,675	754	770
Commitments and contingencies		-

Stockholders’ equity	Sept 30, U2005U	Sept 30, U2004U	March 31, U2005U
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	125,000	125,000
Issued shares	94,989	45,140	45,368	451,377	185,339	186,784
Unearned compensation – restricted stock				(4,854)	(659)	(1,611)
Retained earnings				125,480	249,085	236,606
Accumulated other comprehensive loss				(13,774)	(6,990)	(7,467)
				558,229	426,775	414,312
				$2,380,116	$1,545,147	$1,404,059

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS Six Months Ended September 30, 2005 and 2004 (Unaudited)

	September 30, 2005	September 30, 2004
(in thousands)
Operating activities
Net income (loss)	$(101,206)	$ 18,961
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss from discontinued operations	14,477	3,960
Loss on disposition of discontinued operations	-	1,432
Depreciation and amortization	21,813	17,154
Restructuring, asset impairment and integration charges	17,574	1,441
Deferred items	(37,046)	(5,216)
Gain on foreign currency transactions	(5,245)	(2,120)
Gain on sale of fixed assets	(550)	(4,291)
Changes in operating assets and liabilities	114,704	(5,036)
Net cash provided by operating activities of continuing operations	24,521	26,285
Net cash provided by operating activities of discontinued operations	3,031	11,189
Net cash provided by operating activities	27,552	37,474

Investing activities
Purchases of property and equipment	(11,038)	(7,316)
Proceeds from sale of property and equipment	11,926	6,659
Cash received in acquisition of business	42,019	-
Proceeds from sale of discontinued operations	-	484
Payments received on notes receivable	5,871	711
Proceeds (payments) for other assets	5,401	(8,062)
Net cash provided (used) by investing activities	54,179	(7,524)

Financing activities
Net change in short-term borrowings	(226,058)	87,310
Proceeds from long-term borrowings	859,645	27,334
Repayment of long-term borrowings	(590,199)	(27,036)
Debt issuance cost	(22,340)	(394)
Proceeds from sale of stock	741	51
Cash dividends paid to Alliance One International, Inc. stockholders	(9,921)	(6,773)
Net cash provided by financing activities	11,868	80,492

Effect of exchange rate changes on cash	(2,765)	412

Increase in cash and cash equivalents	90,834	110,854
Cash and cash equivalents at beginning of year	29,128	18,819

Cash and cash equivalents at end of period	$ 119,962	$129,673

Non-cash activity: Common stock issued, including adjustment for options, in business acquisition	$ 264,368	$ -

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

Alliance One International, Inc. (the “Company”) is a Virginia corporation formerly known as DIMON Incorporated.  The Company changed its name simultaneously with the closing of its merger with Standard Commercial Corporation (“Standard”) on May 13, 2005.

          The merger with Standard has been treated as a purchase business combination for accounting purposes, with the Company designated as the acquirer.  As such, the historical financial statements for DIMON become the historical financial statements of the Company, the registrant. The accompanying condensed consolidated statements of income and cash flows for the fiscal quarter and six months ended September 30, 2005 include the results of operations of Standard since May 13, 2005, the effective date of acquisition and a full six months of results for DIMON.  Note 2 provides summary unaudited pro forma financial information and details regarding purchase accounting for the merger.

          The accompanying interim unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles in the United States of America. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to  Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  The Company’s operations are seasonal.  Therefore, the results of operations for the three and six months ended September 30, 2005 are not necessarily indicative of the results to be expected for the year ending March 31, 2006.

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

          Under the terms of the Merger Agreement, Standard shareholders received three shares of the Company’s common stock for each Standard share owned. Approximately 41,243 shares of the Company’s common stock were issued in exchange for all outstanding common stock of Standard based on the three-for-one exchange ratio, at an aggregate value of $264,368 (based on the average closing price of $6.36 of DIMON common stock during the two business days before and after the date the merger was announced).  The common stock issuance combined with professional fees and charges incurred to effect the merger of $12,205 result in a total purchase price of $276,573.

          The merger has been treated as a purchase business combination for accounting purposes, with the Company as the acquiring entity.  As such, Standard’s assets acquired and liabilities assumed have been recorded at their fair value.  In identifying the Company as the acquiring entity, the companies took into account the relative share ownership of the surviving entity, the composition of the governing body of the combined entity and the designation of certain senior management positions. As a result, the historical financial statements of DIMON become the historical financial statements of the Company. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, May 13, 2005. The purchase price allocation is preliminary and further refinements are anticipated which will impact the amount of goodwill recorded in future quarters.

	The preliminary purchase price allocation, is as follows:
		May 13, 2005
	Cash	$ 42,019
	Accounts receivable trade	102,374
	Inventory	367,312
	Advances and deposits suppliers	41,945
	Assets of discontinued operations	68,567
	Other current assets	22,913
	Property, plant and equipment	182,444
	Goodwill and intangible assets	145,787
	Other	44,336
	Total assets acquired	$1,017,697
-7-

Alliance One International, Inc. and Subsidiaries

2.	MERGER OF STANDARD AND DIMON (Continued)
		May 13, 2005
	Notes payable banks and other	$ 442,205
	Accounts payable	94,818
	Other current liabilities	96,593
	Long term debt	11,396
	Deferred income taxes	50,048
	Deferred compensation and other	43,844
	Other	2,220
	Total liabilities	$ 741,124
	Net assets acquired	$ 276,573

           As indicated in the above table, the goodwill and intangible asset balance relative to the merger is $145,787 and is non-deductible for tax purposes. Included within this balance is a finite lived customer relationship intangible of $33,700, which is being amortized over a useful life of twenty years.

          The Company has established reserves relating to employee separation costs related to the integration of certain Standard functions into the Company.  Costs associated with these integration actions do not impact earnings and are recognized as a component of purchase accounting, resulting in an adjustment to goodwill.  A $19,605 reserve has been recorded primarily for costs associated with severance, benefits and outplacement services for the impacted individuals. Payments to these individuals totaled approximately $8,952 as of September 30, 2005.  The remainder will be paid throughout the rest of fiscal 2006 in accordance with the Company’s severance plan.

	Alliance One Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma information in the table below summarizes the combined results of operations of DIMON, Inc. and Standard Commercial Corporation for the three months and six months ended September 30, 2005 and 2004 as if the companies were combined as of the beginning of April 2004.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the merger taken place at the beginning of each period or results of future periods.  The following information has not been adjusted to reflect any operating efficiencies that may be realized as a result of the merger.

	Pro Forma Three Months Ended		Pro Forma Six Months Ended
	September 30,		September 30,
thousands except per share data	2005 (1)	2004	2005 (1)	2004
Revenues	$621,011	$574,458	$1,098,309	$1,031,664
Operating Income	$19,473	$36,148	$7,587	$60,808
Income (loss) from continuing operations	$(6,597)	$15,378	$(88,389)	$27,283
Loss from discontinued operations	$(13,951)	$(29,930)	$(16,655)	$(33,310)
Net loss	$(20,548)	$(14,552)	$(105,044)	$(6,027)
Basic earnings (loss) per share
- from continuing operations	$(0.08)	$0.18	$(1.03)	$0.32
- from discontinued operations	$(0.16)	$(0.35)	$(0.19)	$(0.39)
Basic earnings (loss) per share	$(0.24)	$(0.17)	$(1.22)	$(0.07)

(1) Merger related debt retirement expenses were $1,567 and $66,474 and restructuring, impairment and integration charges were $359 and $17,574 for the three months and six months, respectively.

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

One benefit expected from the merger is cost savings from combining the two businesses.  In order to achieve these savings the Company developed an integration plan including the reduction of the global work force and disposal of excess assets.

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based upon excess capacity of the combined companies and strategic operating plans, certain assets were reviewed for impairment.  In fiscal 2006, a pre-tax impairment charge of $5,560 was recorded which primarily relates to intangibles in Indonesia that resulted from strategic operating decisions.   For employees notified of their termination as of September 30, 2005, a $12,014 charge for severance and other costs was recorded.  Substantially all employee related costs will be paid in fiscal 2006.  Further severance charges will be recorded in fiscal 2006 as employees are notified.  Further asset impairment charges will also be recorded as excess assets are identified.

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)
The following table summarizes the restructuring and asset impairment costs recorded for the six months ended September 30, 2005:

	Asset Impairments	Employee Separation and Other Costs	Total Restructuring and Asset Impairment Charges
2006 Restructuring and Asset Impairment	$5,560	$12,014	$17,574
Payments		7,373
Balance September 30, 2005		$ 4,641

          Assets of $11,815 are being actively marketed and have been reclassified in the Company’s balance sheet to assets held for sale.  These assets are primarily production and administrative facilities that have become redundant as a result of the merger.  As integration plans are completed, additional assets will become redundant and will be reclassified to held for sale as soon as they are identified and actively marketed.

          In fiscal 2004, the Company conducted a strategic review to evaluate its production capacity and organization relative to the major transition occurring in global sourcing of tobacco and over-capacity within certain markets of the industry.  As a result of this review, the Company recorded additional restructuring charges of $1,255 during the six months ended September 30, 2004 primarily related to additional severance costs associated with the closing of one of its two U.S. processing facilities.  These costs were paid in fiscal 2005.

4.	GOODWILL & INTANGIBLES

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

          The Company has no intangible assets with indefinite useful lives. It does have other intangible assets which are being amortized.  The Company has recorded an impairment charge in Indonesia that resulted from strategic operating decisions.  The following table summarizes the changes in the Company’s goodwill and other amortizable intangibles for the six months ended September 30, 2005.

	Unamortizable	Amortizable
	Goodwill	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
Weighted average remaining
useful life in years	N/A	20	3
March 31, 2005 balance	$151,772	$ -	$ 8,710	$160,482
Acquisition related adjustments	112,087	33,700	-	145,787
Amortization for the period	-	(632)	(1,207)	(1,839)
Intangible asset impairment	-	-	(4,548)	(4,548)
September 30, 2005 balance	$263,859	$33,068	$ 2,955	$299,882

Estimated amortization expense:
For year ended 2006				$ 3,507
For year ended 2007				$ 3,105
For year ended 2008				$ 2,333
For year ended 2009				$ 1,748
For year ended 2010				$ 1,685

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED ITALIAN OPERATIONS

On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all of its former DIMON Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.  As a result of the merger on May 13, 2005, the remaining net assets of the discontinued Italian operations of Standard were acquired.  The Company has completed the sale of the Italian operations.  The collection of the accounts receivable and the liquidation of the inventory not acquired by the purchaser are continuing and are expected to be completed within the next twelve months.  Due to the merger between DIMON and Standard these efforts have taken longer than originally anticipated.

          Italian operations of both former DIMON and Standard Commercial were being investigated by the Directorate General for Competition (DGCOMP) of the European Commission (EC).  As a result of this investigation, the EC imposed fines of $12,000 against the Company and its former Italian subsidiary and $16,800 against the Company and the former Standard Italian subsidiary.  Fines levied against the Company and its former subsidiary are included in the summary shown below while fines levied against the Company and the former Standard subsidiary have been recorded as a purchase price adjustment as the process was initiated prior to the combination of the two companies.

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company and the related interest expense, are reported as discontinued operations. Sales and operating losses for the three months and six months ended September 30, 2005 and 2004 are presented below.  This information is summarized for the appropriate fiscal periods as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Sales and other revenues	$ 9,172	$ 12,023	$ 14,585	$ 26,964
Discontinued operations:
Loss from operations of discontinued components	$(13,951)	$ (3,261)	$(14,477)	$ (4,003)
Loss on disposal of discontinued components	-	(1,432)	-	(1,432)
Discontinued operations, before tax	(13,951)	(4,693)	(14,477)	(5,435)
Income tax benefit	-	-	-	43
Discontinued operations, net of tax	$(13,951)	$ (4,693)	$(14,477)	$ (5,392)

	September 30,		March 31,
	2005	2004	2005
Assets of discontinued operations:
Trade receivables, net of allowances	$10,772	$ 3,593	$ 4,389
Tobacco inventory and advances	25,012	21,955	8,923
Net property, plant and equipment	271	-	-
Other assets	2,045	-	382
Total assets of discontinued operations	$38,100	$25,548	$13,694

Liabilities of discontinued operations:
Accounts payable	$2,056	$ 115	$ 594
Advances from customers	547	3,136	1,255
Other long-term liabilities – compensation and other	208	-	-
Other liabilities	1,088	-	-
Total liabilities of discontinued operations	$3,899	$3,251	$1,849

6.	DISCONTINUED WOOL OPERATIONS

     As a result of the merger on May 13, 2005, the remaining net assets of the discontinued wool operations were acquired.  The liquidation of these assets is continuing.  The remaining assets are in France and, along with the remaining trading operations in France, are the subjects of separate sales negotiations.  Due to unexpected delays in conjunction with obtaining approval from the local French government the sale of these operations has been delayed.  The Company is obtaining approval from the local French government as expeditiously as possible.

     Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company, are reported as discontinued operations. This information is summarized for the appropriate fiscal periods as follows:

Alliance One International, Inc. and Subsidiaries

6.	DISCONTINUED WOOL OPERATIONS (Continued)

September 30, 2005
Assets of discontinued operations:
Cash	$ 4,838
Trade receivables, net of allowances	4,612
Net property, plant and equipment	4,817
Notes receivable	4,536
Other assets	3,449
Total assets of discontinued operations	$22,252

Liabilities of discontinued operations:
Accounts payable	$ 306
Accrued expenses	3,697
Total liabilities of discontinued operations	$4,003

7.	EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock owned by a subsidiary.  Shares of common stock owned by the subsidiary was 7,853 at September 30, 2005.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.  The diluted earnings per share calculation assumes that all of the 6 ¼ % Convertible Subordinated Debentures due 2007 outstanding during the periods presented were converted into shares of common stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense.  The 6 ¼ % Convertible Subordinated Debentures due 2007 were redeemed on July 8, 2005. The weighted average number of shares outstanding are further increased by shares of common stock equivalents for employee stock options and restricted shares outstanding.

          For the three and six months ended September 30, 2005 and 2004, the computation of diluted earnings per share did not assume the conversion of the convertible subordinated debentures at the beginning of the period because the inclusion would have been antidilutive. For the three and six months ended September 30, 2005, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.

          For the three and six months ended September 30, 2004, certain potentially dilutive options outstanding were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive.  These shares totaled 2,590 at a weighted average exercise price of $11.57 per share and 2,580 at a weighted average exercise price of $11.59 per share for the three and six months ended September 30, 2004, respectively.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Shares
Basic weighted average shares outstanding	85,902	44,873	76,414	44,860
Restricted shares issued and shares applicable to stock options, net of shares assumed to be purchased from proceeds at average market price	-	476	-	532
Average diluted shares outstanding	85,902	45,349	76,414	45,392

Alliance One International, Inc. and Subsidiaries

8.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss)	$(20,548)	$5,587	$(101,206)	$18,961
Equity currency conversion adjustment	(925)	965	(6,327)	119
Derivative financial instruments, net of tax of $(2) and $(8) for the three months and $11 and $(230) for the six months	(4)	(15)	20	(444)
Total comprehensive income (loss)	$(21,477)	$ 6,537	$(107,513)	$18,636

9.	STOCK-BASED COMPENSATION

The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income, as reported, includes compensation expense related to restricted stock.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.  The fair value of the 527 options issued during the three months ended September 30, 2005 was $1.30 per option.  The fair value was estimated using the following Black-Scholes assumptions:  7 year expected life, 4.082% interest rate, 37.875% volatility rate and a 3.03% dividend yield.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(20,548)	$(5,587)	$(101,206)	$18,961
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	(44)	(51)	(73)	(242)
Deduct: Total stock-based employee compensation expense determined under fair value based method all for awards, net of related tax effects	(51)	(195)	(240)	(300)
Pro forma net income (loss)	$(20,643)	$5,341	$(101,519)	$18,419

Earnings (loss) per share:
Basic – as reported	$(.24)	$.12	$(1.32)	$.42
Basic – pro forma	(.24)	.12	(1.33)	.41
Diluted – as reported	$(.24)	$.12	$(1.32)	$.42
Diluted – pro forma	(.24)	.12	(1.33)	.41

10.	CONTINGENCIES

In June 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 related to disallowance of local currency foreign exchange losses on U.S. dollar funding.  In March 2005, the Taxpayer’s Council dismissed the assessment relating to the disallowance of local currency foreign exchange losses.  The remaining $14,914 related to disallowance of other sales related expenses.  As of September 30, 2005, this amount has increased to $17,000 due to the devaluation of the U.S. dollar to the Brazilian real.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of September 30, 2005, total estimated tax, penalties and interest relating to still unresolved issues is $1,600.

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, is equivalent to approximately $5,660 for federal corporate income tax and $3,200 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  During March 2005, the Company received an official rejection of its appeal from the tax administration officials in Germany.  The Company has now appealed to the tax court and believes it has a strong case.  This case is still ongoing as of September 30, 2005.

          In September 2002 and in January 2004, the Company’s Tanzanian operations received assessments for income taxes equivalent to approximately $1,200 and $7,200, respectively.  In March 2005, the Company’s Tanzanian operations received assessments that show no additional income taxes but that reduce the balance of its tax loss carryovers as of the end of 2001 by approximately $4,000.  The Company has filed protests and appeals and is currently awaiting replies.

          In September 2004, the Zimbabwe tax authorities (ZIMRA) issued a proposed assessment for withholding tax on export commissions of approximately $980.  In May 2005, ZIMRA delivered additional proposed assessments for withholding tax on export commissions and other tax issues including penalties for a total proposed assessment of approximately $17,100.  With the devaluation of the Zimbabwe dollar, the U.S. dollar value of the total proposed assessment has decreased significantly and is now valued at approximately $700 excluding interest.  On May 10, 2005, the Company received an official assessment of approximately $3,900.  With the devaluation of the Zimbabwe dollar, the U.S. dollar value of the total proposed assessment has decreased significantly and the official assessment is now valued at approximately $500.  The Company has met with the Commissioner of ZIMRA and expressed its objections to this assessment and is challenging its merits.  Discussions with ZIMRA are ongoing and the Company believes it has strong defenses to these assessments.

          The Company believes it has properly reported its income and provided for taxes in Brazil, Germany, Tanzania and Zimbabwe in accordance with applicable laws and intends to vigorously contest the proposed adjustments. The Company expects the ultimate resolution of these matters will not have a material adverse effect on the Company’s consolidated balance sheet or results of operations.

          Since October 2001, the Directorate General for Competition (DG Comp) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  The Company’s subsidiaries in Spain (Agroexpansion and World Wide Tobacco Espana) and in Italy (DIMON Italia and Transcatab, Spa) have cooperated with the DG Comp.  The EC issued separate Statements of Objections (the “Statements”) relating to buying practices in Spain and Italy. The Statements alleged that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EC competition laws.  The Company filed a response to the Statements of Objections relating to Spain and Italy, and the EC conducted separate oral hearings on the Spanish and Italian matters.

          In respect of the Spanish investigation, on October 20, 2004, the DG Comp announced that DIMON Incorporated (now the Company) and Agroexpansion had been assessed a fine in the amount of €2,592 which was accrued in selling, general and administrative expenses for the quarter ended September 30, 2004.  At the same time the EC announced that it had imposed on Standard (now merged into the Company) and a number of its subsidiaries (now all subsidiaries of the Company), including World Wide Tobacco Espana, a fine of €1,823.  A number of other tobacco processors, growers and agricultural associations were assessed fines in various amounts, including the amount assessed against our companies, which total €20,000.  The Company, along with its Spanish and other involved subsidiaries, have appealed the decision of the Commission to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

          In respect of the Italian investigation, on October 24, 2005, the EC announced that Alliance One and Mindo (its former subsidiary) have been assessed a fine in the aggregate amount of €10,000 (US$12,000) and that, in addition, Alliance One and Transcatab, a subsidiary of Standard prior to its merger into the Company earlier this year, have been assessed a fine in the aggregate amount of €14,000 (US$16,800). Several tobacco processors, growers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56,050 (US$67,260), inclusive of the fines imposed on Alliance One and its subsidiaries. The EC stated that the fines assessed against Alliance One and its Italian subsidiaries were reduced as a result of their cooperation in the investigation. Although a statement of the fines has been released, the full decision of the EC relating to the Italian fines has not yet been issued. Once the full decision is available, Alliance One will assess any grounds it may have to appeal the fine. If not earlier bonded pending appeal, the fines should be paid within three months of the Company’s receipt of the full EC decision. Alliance One will establish a reserve for the fines imposed on the Company and Mindo in the quarter ended September 30, 2005 in the amount of US$12,000. The US$16,800 in fines imposed as a result of conduct of Transcatab and Standard prior to the merger has been reflected as an increase in goodwill on the Company’s balance sheet, as required by purchase accounting.

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

          On October 27, 2004, a wrongful discharge action was filed in North Carolina state court against one of the Company’s subsidiaries, Standard Commercial Tobacco Co., Inc., by one of its former employees.  The Company believes the claim to be without merit, has filed a response contesting its substantive allegations and intends to vigorously defend it.  However, a final adjudicated adverse result could be material to the Company’s earnings.

           The Company recently received correspondence from a former employee alleging that his termination in connection with the Company’s merger with Standard was in retaliation for actions taken while an employee and therefore violated the Sarbanes-Oxley Act of 2002.  The Company investigated this allegation, determined it to be without foundation and resolved it on a non-material basis.  The former employee was terminated as part of the post-merger integration of Standard following a thorough integration planning and cost savings process designed and implemented with the assistance of an independent consultant.  That process has resulted in the termination of numerous employees at all levels of the Company.  The former employee also alleged that the Company has engaged in employment practices with respect to some employees located in certain foreign jurisdictions in violation of such jurisdictions’ laws and which could subject the Company to fines and penalties.  The Company has reported these allegations to the Audit Committee of the Board of Directors and is investigating their validity and materiality.  The Company intends to continue its investigation and take any appropriate remedial measures.

          The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At September 30, 2005, the Company was guarantor of an amount not to exceed $468,842 with $304,463 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote and the accrual recorded for exposure under them was not material at September 30, 2005.

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

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiaries have long-lived assets of approximately $34,764 as of September 30, 2005.

11.	REFINANCING OF DEBT ARRANGMENTS

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
• DIMON’s $200,000 of 9 5/8% senior notes due 2011;
• DIMON’s $125,000 of 7 3/4 % senior notes due 2013;
• DIMON’s $73,328 of convertible subordinated debentures due 2007 (July 2005);
• Standard’s $150,000 senior credit facility; and
• Standard’s $150,000 of 8% senior notes due 2012.

Alliance One International, Inc. and Subsidiaries

11.	REFINANCING OF DEBT ARRANGMENTS (Continued)

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

The Company continuously monitors its compliance with these covenants. No default exists at September 30, 2005.

          In connection with the refinancing activity, the Company incurred debt retirement expense of $66,474.  This amount consisted of a loss on debt extinguishment of approximately $61,363 related primarily to premiums paid to lenders and write off of previously capitalized debt issuance costs and a $5,111 charge related to the retirement of previously existing Senior Note swap derivative instruments.

Alliance One International, Inc. and Subsidiaries

12.	DERIVATIVE FINANCIAL INSTRUMENTS

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

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  At September 30, 2005, the Company held instruments of this type with an aggregate notional value of $245,000 bearing interest at rates between 4.985% and 5.40%, and with maturity dates ranging from June 1, 2006 to September 21, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the three months ended September 30, 2005 and 2004, the Company recognized non-cash income before income taxes of $2,701 and $464, respectively, from the change in fair value of these derivative financial instruments.  For the six months ended September 30, 2005 and 2004, the Company recognized non-cash income before income taxes of $2,784 and $6,595, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities – Compensation and Other.  At September 30, 2005, there was an aggregate credit of $2,597 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

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

          The fair value estimates presented herein are based on quoted market prices.  During the three months ended September 30, 2005 and 2004, accumulated other comprehensive income decreased by $4, net of deferred taxes of $2 and by $15, net of deferred taxes of $8, respectively, due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.  For the six months ended September 30, 2005 and 2004, accumulated other comprehensive income increased by $20, net of deferred taxes of $11 and decreased by $444, net of deferred tax of $230, respectively, due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.

13.	PENSION AND POSTRETIREMENT BENEFITS

As a result of the merger, the Company has multiple benefit plans across operations at several locations.  The Company is evaluating alternatives for standardizing benefits.  The merger has increased both the pension cost and post retirement benefit cost due to the addition of the Standard operations.  As a result of the merger, the Company has experienced a reduction in the U.S. workforce during the second quarter that resulted in a curtailment charge in the pension plan and post retirement health plan.

Alliance One International, Inc. and Subsidiaries

13.	PENSION AND POSTRETIREMENT BENEFITS (Continued)

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

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Service cost	$1,678	$ 758	$2,828	$1,517
Interest expense	2,166	1,063	3,779	2,127
Expected return on plan assets	(1,657)	(679)	(2,832)	(1,358)
Amortization of prior service cost	690	81	1,129	162
Effect of settlement/curtailment costs	34	-	(152)	-
Termination Charge	35	-	168	-
Actuarial loss	27	193	55	386
Net periodic pension cost	$2,973	$1,416	$4,975	$2,834

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of September 30, 2005, contributions of $3,920 were made to pension plans for fiscal 2006.  Total contributions to pension plans of approximately $6,300 are expected to be made during fiscal 2006.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements.  Plan assets consist of paid-up life insurance policies on certain retirees. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of September 30, 2005, the Company contributed $580 and expects to contribute $2,400 for fiscal 2006.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Alliance One International, Inc. and Subsidiaries

1 3.	PENSION AND POSTRETIREMENT BENEFITS (Continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2005	2004	2005	2004
Service cost	$124	$119	$ 248	$ 238
Interest expense	359	337	715	674
Expected return on plan assets	(2)	(1)	(3)	(2)
Curtailment Cost	(202)	-	(202)	-
Amortization of prior service cost	(70)	(77)	(75)	(154)
Actuarial loss	(16)	103	(16)	206
Net periodic pension cost	$193	$481	$667	$962

14.	INCOME TAXES

The effective tax rate used for the six months ended September 30, 2005 was a benefit of 19% compared to an expense of 33% for the six months ended September 30, 2004.  The rate is based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.  During the six months ended September 30, 2005, adjustments of $19,365 related to valuation allowance adjustments as a result of changes in judgment about the ultimate realization of certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the year to date effective tax rate from a benefit of 37% to 19%.

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Statement of Cash Flows.

	As of
	September 30		March 31
(in millions except for current ratio)	2005	2004	2005
Cash and cash equivalents	$120.0	$129.7	$ 29.1
Net trade receivables	240.5	152.6	219.8
Inventories and advances on purchases of tobacco	1,018.9	692.7	575.0
Total current assets	1,507.8	1,049.6	869.9
Notes payable to banks	425.4	331.3	212.0
Accounts payable	120.3	41.9	90.9
Total current liabilities	897.0	605.7	401.6
Current ratio	1.7 to 1	1.7 to 1	2.2 to 1
Working capital	610.8	443.9	468.3
Bank credit facility	335.8	25.3	94.9
Subordinated debt	90.6	73.3	73.3
Senior notes and other long term debt	338.5	327.7	318.2
Stockholders’ equity	558.2	426.8	414.3

Selected cash flow information:	Six Months Ended September 30,
	2005	2004
Purchase of property and equipment	$ 11.0	$ 7.3
Proceeds from sale of property and equipment	11.9	6.7
Depreciation and amortization	21.8	17.2

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

         Our working capital increased from $468.3 million at March 31, 2005 to $610.8 million at September 30, 2005.  Our current ratio was 1.7 to 1 at September 30, 2005 compared to 2.2 to 1 at March 31, 2005.  Our current ratio decrease results from a current asset increase of $637.9 million and a current liability increase of $495.4 million.  The increase in working capital as well as the change in assets and liabilities is primarily related to the inclusion of the assets and liabilities, at fair value, of Standard as a result of the merger.

         Net cash provided by operating activities was $27.6 million in 2005 compared to $37.5 million in 2004.  The decrease primarily relates to a $101.2 million net loss in 2005 compared to net income of $18.9 million in 2004 and decreases related to changes from 2004 to 2005 in deferred items, primarily deferred income taxes, of $31.8 million.  The decreases were partially offset by changes from 2004 to 2005 of $119.7 million related to operating assets and liabilities primarily from decreases in inventories and advances on purchases of tobacco and accounts receivable, $10.5 million related to losses of discontinued operations and $16.1 million related to restructuring and asset impairment charges.

         Net cash provided by investing activities was $54.2 million in 2005 compared to a $7.5 million use of cash in 2004.  The increase in cash from investing activities relates primarily to $42.0 million cash acquired in the purchase and merger of Standard Commercial Corporation into Alliance One, $13.5 million related primarily to long term supply arrangements, a $5.1 million increase in payments on notes receivable and a $5.3 million increase in proceeds from sale of property and equipment partially offset by $3.7 million increase in purchases of property and equipment.

         Net cash provided by financing activities was $11.9 million in 2005 compared to $80.5 million in 2004.  The decrease is primarily due to net changes in 2005 compared to 2004 of $313.4 million related to repayments of short term borrowings compared to an increase in the prior year, $21.9 million increased debt issuance costs and $3.1 million increased dividends.  The decreases were partially offset by increases of $269.1 million due to net changes in long term borrowings resulting from new arrangements discussed below, partially offset by repayments of former long term debt.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          At September 30, 2005, we had seasonally adjusted available lines of credit of $860.8 million of which $425.4 million was outstanding with a weighted average interest rate of 4.8%.  Unused short-term lines of credit amounted to $385.8 million.  At September 30, 2005 we had $36.6 million letters of credit outstanding and an additional $13.0 million of letters of credit lines available.  Total maximum borrowings, excluding the long-term credit agreements, during the quarter were $672.7 million.

Cash dividends paid to stockholders during the quarter were $0.03 per common share.

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

          We continuously monitor our compliance with these covenants and we are not aware of any default as of, or for the quarter ended, September 30, 2005.  As previously disclosed, as a result of the deteriorating financial performance of our Brazilian operations (see “Outlook and Other Information), we are discussing with the administrative agent under the senior secured credit facility potential amendments to the financial covenants in the credit agreement applicable to future periods.  While we are optimistic about these amendment discussions with our lenders, there can be no assurance that such amendments will be obtained.  If we are unable to obtain the necessary amendments under our senior secured credit facility, we may be in default under our financial covenants in future quarters, which would give the lenders under that facility the right to terminate that facility and demand repayment of borrowings thereunder.  A demand for repayment under the senior secured credit facility would result in a cross default under the indentures governing our senior notes and senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under our senior secured credit facility would have a material adverse effect on our liquidity and financial condition.

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

          Payments of debt as of September 30, 2005 are scheduled as follows:  $23.7 million in fiscal 2006, $165.2 million in fiscal years 2007 and 2008, $194.0 million in fiscal years 2009 and 2010, and $405.6 million in fiscal years 2011 and thereafter.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At September 30, 2005, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2006.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

As stated above, the merger of DIMON and Standard was completed during the first quarter of 2006.  As a result of the merger, total revenues and expenses for the three months ended September 30, 2005, which includes both Standard’s and DIMON’s results for the entire quarter, increased significantly compared to the prior year period as the prior period includes the results of DIMON only.  In addition, total revenues and expenses for the six months ended September 30, 2005, which includes Standard’s results since May 13, 2005 and DIMON’s results for the six months, increased significantly as well when compared to the prior year period as the prior period includes the results of DIMON only.

          As functional and operational integration activities progress, it becomes increasingly difficult to differentiate between former DIMON and former Standard results which further impairs the comparability of the fiscal 2006 to fiscal 2005 results.

Condensed Statement of Consolidated Income

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in millions)	2005	Increase/ (Decrease)	2004	2005	Increase/ (Decrease)	2004
Sales and other operating revenues	$621.0	$279.9	$341.1	$1,027.0	$401.2	$625.8
Gross profit	65.4	9.3	56.1	109.4	0.3	109.1
Selling, administrative and general expenses	45.9	14.5	31.4	84.5	24.2	60.3
Other income	(0.3)	2.4	(2.7)	(0.5)	4.1	(4.6)
Restructuring and asset impairment charges	0.4	(0.4)	0.8	17.6	16.2	1.4
Debt retirement expense	1.6	1.6	-	66.5	66.5	-
Interest expense	30.8	18.0	12.8	55.5	30.6	24.9
Interest income	2.8	1.8	1.0	3.9	2.0	1.9
Derivative financial instruments (income)	(2.7)	(2.2)	(0.5)	(2.8)	3.8	(6.6)
Income tax expense (benefit)	(0.6)	(5.9)	5.3	(20.4)	(32.1)	11.7
Equity in net income of investee companies	0.1	-	0.1	0.1	-	0.1
Minority interests (income)	(0.1)	-	(0.1)	(0.3)	0.1	(0.4)
Loss from discontinued operations	(14.0)	(9.3)	(4.7)	(14.5)	(9.1)	(5.4)
Net income (loss)	$ (20.5)*	$ (26.1)*	$ 5.6*	$(101.2)	$ (120.2)	$ 19.0

*Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information

	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in millions, except per kilo amounts)	2005	Increase/ (Decrease)	2004	2005	Increase/ (Decrease)	2004
Tobacco sales and other operating revenues:
Sales and other operating revenues	$614.8	$277.4	$337.4	$1,018.9	$397.8	$621.1
Kilos	208.3	95.0	113.3	335.9	127.8	208.1
Average price per kilo	$ 2.95	$ (0.03)	$ 2.98	$ 3.03	$ 0.05	$ 2.98

Processing and other revenues	$ 6.2	$2.5	$ 3.7	$ 8.1	$ 3.4	$ 4.7
Total sales and other operating revenues	$621.0	$279.9	$341.1	$1,027.0	$401.2	$625.8

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Sales and other operating revenues increased 82.1% from $341.1 million in 2004 to $621.0 million in 2005 primarily as a result of the addition of Standard revenues.  The $279.9 million increase is the result of a 83.8% or 95.0 million kilo increase in quantities sold offset by a 1.0% or $0.03 per kilo decrease in average sales prices.  Non-U.S. revenues increased $275.6 million resulting from an increase in volumes of 93.2 million kilos and an increase in sales prices of $0.05 per kilo.  The South American region is the primary increase in non-U.S. revenues.  Brazilian revenues increased significantly due to shipments of current year crop delayed from last quarter and the inclusion of Standard revenues.  Volumes of Argentine tobaccos increased due to the inclusion of Standard.  Also significantly contributing to the increase in non-U.S. revenues this quarter is the inclusion of Standard revenues in Malawi and Turkey.  U.S. revenues increased $1.8 million as a result of a slight increase in volumes of 1.7 million kilos that was partially offset by a decrease from prior year prices of $1.12 per kilo.  U.S. prices decreased primarily as a result of including Standard’s lower priced specialty products in 2005.

Gross profit as a percentage of sales decreased from 16.4% in 2004 to 10.5% in 2005.  However, gross profit increased $9.3 million or 16.6% from $56.1 million in 2004 to $65.4 million in 2005.  The increase in gross profit overall is a result of the inclusion of Standard sales particularly in Turkey and Argentina.  Argentine gross profit further increased as a result of increased volumes.  The increase in gross profit was partially offset by several factors which led to a decrease in the overall gross profit percentage as well.  First, while the inclusion of Standard sales contributed significantly to operating results, gross profit on these sales was reduced by $3.7 million as a result of purchase accounting inventory adjustments.  These non-cash adjustments related to the fair value of Standard inventory at May 13, 2005 which was shipped post-merger in the second quarter.  Gross profit also declined by $3.0 million as a result of higher costs and unfavorable growing conditions in Mozambique which negatively impacted the gross profit percentage as well.  In addition, gross profit and gross profit percentage in the Brazil origin continued to decline significantly negatively impacting the results for the quarter.  The current year crop is of a poor quality due to adverse weather related growing conditions.  The result, under contract farming, is that certain tobaccos purchased do not meet customer quality requirements.  Operating costs in Brazil increased significantly due to a combination of the effect of the relative strength of the local currency against the U.S. dollar on prices paid to growers for leaf and related processing and conversion costs, coupled with the absorption of local intrastate trade taxes resulting from a change in local laws.  Gross profit was negatively impacted as sales price increases were insufficient to cover these cost escalations.  These factors, reported last quarter, will continue to affect operating results in the Brazil region in future quarters.  The negative impact on Brazilian gross margin was partially offset by shipments this quarter of current year crop delayed from last quarter.

Selling, administrative and general expenses increased $14.5 million or 46.4% from $31.4 million in 2004 to $45.9 million in 2005.  The increase is primarily due to the additional expenses of Standard as a result of the merger.  Expenses were further increased by the impact of expenses denominated in foreign currencies, primarily a 27% increase in the Brazilian real.

Other Income of $0.3 million in 2005 and $2.7 million in 2004 relate primarily to fixed asset sales.

Restructuring, asset impairment and integration charges were $0.4 million in 2005 compared to $0.8 million in 2004.  The 2005 costs relate primarily to employee severance and other integration related charges as a result of the merger.  See Notes 2 and 3 for further information.  The 2004 charges are related primarily to employee severance charges in North America.

Debt retirement expense of $1.6 million relates to one time costs of retiring DIMON debt as a result of the merger.  The costs for the three months ended September 30, 2005 are primarily related to tender premiums paid for the redemption of convertible subordinated debentures and other related costs.

Interest expense increased $18.0 million from $12.8 million in 2004 to $30.8 million in 2005 due to higher average borrowings of the combined company reflected in the post-merger capital structure as well as higher average rates.

Interest income increased $1.8 million from $1.0 million in 2004 to $2.8 million in 2005 primarily due to higher interest rates and average cash balances in the United States, United Kingdom and Zimbabwe.

Derivative financial instruments resulted in a benefit of $2.7 million in 2005 and $0.5 million in 2004.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004 (Continued)

Effective tax rates were a benefit of 9% in 2005 and an expense of 34% in 2004.  The rates are based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  During the quarter ended September 30, 2005, adjustments of $1.6 million related to an increase in the deferred tax asset valuation allowance adjustments were recorded as specific events.  The net effect on the 2005 tax provision was to adjust the effective tax rate from a benefit of 30% to a benefit of 9%.

Losses from discontinued operations were $14.0 million in 2005 and $4.7 million in 2004.  The increase of $9.3 million is due to a $12.0 million assessment with no tax benefit related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Italy by the Directorate General for Competition.  The remainder is attributable to the discontinuation of operations in Italy of the combined company and the wool operations of Standard.  See Notes 5 and 6 for further information.

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004

Sales and other operating revenues increased 64.1% from $625.8 million in 2004 to $1,027.0 million in 2005 primarily as a result of the addition of Standard revenues.  The $401.2 million increase is the result of a 61.4% or 127.8 million kilo increase in quantities sold and a 1.7% or $0.05 per kilo increase in average sales prices.  Non-U.S. revenues increased $365.0 million resulting from an increase in volumes of 120.3 million kilos.  The primary increase in non-U.S. revenues is attributable to the merger with Standard in the South American origins of Argentina and Brazil.  Volumes of Argentine tobaccos were further increased due to the timing of shipments between quarters.  Other non-U.S. revenues increased significantly in Turkey and Malawi as a result of the merger as well.  U.S. revenues increased $32.9 million as a result of an increase in volumes of 7.5 million kilos that was partially offset by a decrease from prior year prices of $0.63 per kilo.  U.S. volumes increased as a result of significant shipments this year that were delayed from the prior year and the inclusion of Standard revenues.   U.S. prices decreased primarily as a result of including Standard’s lower priced specialty products in 2005.

Gross profit as a percentage of sales decreased from 17.4% in 2004 to 10.7% in 2005.  Gross profit increased $0.3 million or 0.3% from $109.1 million in 2004 to $109.4 million in 2005.  The slight increase in gross profit as well as the decrease in gross profit percentage are primarily attributable to two factors.  First, while the inclusion of Standard sales contributed significantly to operating results, gross profit on these sales was reduced by $13.1 million as a result of purchase accounting inventory adjustments.  These non-cash adjustments related to the fair value of Standard inventory at May 13, 2005 which was shipped post-merger in the first six months.  Further gross profit adjustments of $7.7 million will be made in future quarters as the remaining Standard inventory held at May 13, 2005 is shipped.  Second, a significant decline in gross profit and gross profit percentage in the Brazil origin also negatively impacted the results for the six months.  The current year crop is of a poor quality due to adverse weather related growing conditions.  The result, under contract farming, is that certain tobaccos purchased do not meet customer quality requirements.  Operating costs in Brazil increased approximately 20% due to a combination of the effect of the relative strength of the local currency against the U.S. dollar on prices paid to growers for leaf and related processing and conversion costs, coupled with the absorption of local intrastate trade taxes resulting from a change in local laws.  Gross profit was negatively impacted as sales price increases were insufficient to cover these cost escalations.  These factors will continue to affect operating results in the Brazil region in future quarters.  These factors were partially offset by early shipments and increased customer demand in Argentina.

Selling, administrative and general expenses increased $24.2 million or 40.1% from $60.3 million in 2004 to $84.5 million in 2005.  The increase is primarily due to the additional expenses of Standard as a result of the merger.  Expenses were further increased by the impact of expenses denominated in foreign currencies, primarily a 25% increase in the Brazilian real.

Other Income of $0.5 million in 2005 and $4.6 million in 2004 relate primarily to fixed asset sales.

Restructuring, asset impairment and integration charges were $17.6 million in 2005 compared to $1.4 million in 2004.  The 2005 costs relate primarily to employee severance and other integration related charges as a result of the merger.  See Notes 2 and 3 for further information.  The 2004 charges are related primarily to employee severance charges in North America.

Debt retirement expense of $66.5 million relates to one time costs of retiring DIMON debt as a result of the merger.  These costs include tender premiums paid for the redemption of senior notes and convertible subordinated debentures, the expense recognition of debt issuance costs associated with former DIMON debt instruments, termination of certain interest rate swap agreements and other related costs.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Six Months Ended September 30, 2005 Compared to Six Months Ended September 30, 2004 (Continued)

Interest expense increased $30.6 million from $24.9 million in 2004 to $55.5 million in 2005 due to higher average borrowings of the combined company reflected in the post-merger capital structure as well as higher average rates.

Interest income increased $2.0 million from $1.9 million in 2004 to $3.9 million in 2005 primarily due to higher interest rates and average cash balances in the United States, United Kingdom, Malawi and Zimbabwe.

Derivative financial instruments resulted in a benefit of $2.8 million in 2005 and $6.6 million in 2004.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Effective tax rates were a benefit of 19% in 2005 and an expense of 33% in 2004.  The rates are based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  During the six months ended September 30, 2005, adjustments of $19.4 million related to deferred tax asset valuation allowance adjustments were recorded as specific events.  The net effect on the 2005 tax provision was to decrease the effective tax rate from a benefit of 37% to 19%.

Losses from discontinued operations of $14.5 million in 2005 and $5.4 million in 2004.  The increase of $9.1 million is due to a $12.0 million assessment related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Italy by the Directorate General for Competition.  The remainder is attributable to the discontinuation of operations in Italy of the combined company and the wool operations of Standard.  See Notes 5 and 6 for further information.

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

          Zimbabwe is experiencing escalating devaluation of the Zimbabwe dollar (Z$).  Our subsidiaries there have accumulated significant Z$ cash balances as a result of required liquidations of U.S. dollars into Z$ under current monetary policy in order to export tobaccos out of Zimbabwe.  Our projections indicate that large sums of Z$ will continue to accumulate in future periods.  These Z$ are difficult to convert into hard currency assets and are subject to exchange rate devaluation due to political, economic and monetary policy volatility.  We are evaluating several strategies to minimize the accumulation of Z$ as well as mitigate our exposure to further devaluation during this period of economic instability.

Alliance One International, Inc. and Subsidiaries

OUTLOOK AND OTHER INFORMATION: (Continued)

          We continue to face industry challenges in the important Brazilian market.  Our results for the remainder of Fiscal 2006 will continue to be negatively impacted by both the poor quality of the current Brazilian crop and the strength of the Brazilian currency.

          We will continue to focus on regions of the world that are growing in market importance in an effort to improve financial results.  Although we are optimistic about the longer-term effects of our restructuring plans, it is too early to finalize the benefits that facility consolidation and strategic sourcing will have on our cost structure.

MERGER INTEGRATION

Despite the market challenges presented by the current season in Brazil, we continue to make good progress on the integration of the operations of the former DIMON and Standard Commercial Corporation, which were merged effective May 13, 2005. We are very excited about the progress we are making with the integration of Alliance One’s global operations and customer responses to our integration and rationalization around the world remains positive.  Our U.S. processing operations were reconfigured in time to efficiently process the current year flue-cured crop as that season began during the first merged quarter.  The integration of other processing facilities around the world is underway, and we have closed or converted to storage six factories around the world as we adjust productive capacity to best meet long term customer demands. We have made excellent progress in integrating administrative functions at both the corporate and regional levels.

          As the integration process continues, we are finding that we will significantly exceed our original expectations of costs savings that can be realized.  We now believe that, through the rationalization of processing capacity and the elimination of duplicative regional and corporate overhead, we can realize as much as $115 million in potential annual pre-tax cost savings, with approximately $50 million realizable in FY2006 and the full amount realizable in FY2007.  At the same time, our expectations of aggregate integration costs remains largely unchanged, and we currently believe that total cash integration cost will be approximately $55 million, including capital expenditures required to appropriately configure operations in certain markets to address our combined operations.  We expect to implement nearly all of our cost savings initiatives before the end of our 2006 fiscal year on March 31, 2006.  In addition to these cost savings, as we integrate the operations of DIMON and Standard, we are finding that, relative to each company on a stand-alone basis, we will be able to realize improved operating efficiencies over time as we implement each company’s expertise and capabilities and spread increased volumes over a streamlined asset base.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange losses in our statements of income of $1.1 million for the three months ended September 30, 2005 and exchange gains of $0.3 million for the three months ended September 30, 2004 and exchange gains of $4.1 million and $1.4 million for the six months ended September 30, 2005 and 2004, respectively.

Alliance One International, Inc. and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS: (Continued)

Item 3. Quantitative and Qualitative Disclosures About Market Risk (Continued)

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that the changes to internal control put in place during the quarter (see Accounting for Income Taxes below for a discussion of the remediation activities) have remediated the material weakness with respect to accounting for income taxes disclosed in our first quarter 10-Q/A.  As a result of these changes, management concluded that our disclosure controls and procedures were effective.

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

Alliance One International, Inc. and Subsidiaries

Part II. Other Information

Item 1. Legal Proceedings

Since October 2001, the Directorate General for Competition (DG Comp) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in Spain and Italy.  Our subsidiaries in Spain (Agroexpansion and World Wide Tobacco Espana) and in Italy (DIMON Italia and Transcatab, Spa) have cooperated with the DG Comp.  The EC issued separate Statements of Objections (“the Statements”) relating to buying practices in Spain and Italy. The Statements alleged that the buying practices of the tobacco processors and producers in Spain and Italy constitute infringements of EC competition laws.  We filed a response to the Statements of Objections relating to Spain and Italy, and the EC conducted separate oral hearings on the Spanish and Italian matters.

          In respect of the Spanish investigation, on October 20, 2004, the DG Comp announced that DIMON Incorporated (now Alliance One) and Agroexpansion had been assessed a fine in the amount of €2.59 million which was accrued in selling, general and administrative expenses for the quarter September 30, 2004.  At the same time the EC announced that it had imposed on Standard (now merged into Alliance One) and a number of its subsidiaries (now all subsidiaries of Alliance One), including World Wide Tobacco Espana, a fine of €1.82 million.  A number of other tobacco processors, growers and agricultural associations were assessed fines in various amounts which, including the amount assessed against our companies, total €20.0 million.  We, along with our Spanish and other involved subsidiaries, have appealed the decision of the Commission to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

          In respect of the Italian investigation, on October 24, 2005, the EC announced that Alliance One and Mindo (our former subsidiary) have been assessed a fine in the aggregate amount of €10.0 million (US$12.0 million) and that, in addition, Alliance One and Transcatab, a subsidiary of Standard prior to its merger into Alliance One earlier this year, have been assessed a fine in the aggregate amount of €14.0 million (US$16.8 million). Several tobacco processors, growers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56.1 million (US$67.3 million), inclusive of the fines imposed on us and our subsidiaries. The EC stated that the fines assessed against us and our Italian subsidiaries were reduced as a result of our cooperation in the investigation. Although a statement of the fines has been released, the full decision of the EC relating to the Italian fines has not yet been issued. Once the full decision is available, we will assess any grounds we may have to appeal the fine. If not earlier bonded pending appeal, the fines should be paid within three months of our receipt of the full EC decision. We will establish a reserve for the fines imposed on us and Mindo in the quarter ended September 30, 2005 in the amount of US$12,000. The US$16,800 in fines imposed as a result of conduct of Transcatab and Standard prior to the merger has been reflected as an increase in goodwill on our balance sheet, as required by purchase accounting.

          On October 27, 2004, a wrongful discharge action was filed in North Carolina state court against one of our subsidiaries, Standard Commercial Tobacco Co., Inc., by one of its former employees.  We believe the claim to be without merit, have filed a response contesting its substantive allegations and intend to vigorously defend it.  Although a final adjudicated adverse result could be material, we do not anticipate an adverse determination and it is too early in the litigation process to quantify such a result.

          We recently received correspondence from a former employee alleging that his termination in connection with our merger with Standard was in retaliation for actions taken while an employee and therefore violated the Sarbanes-Oxley Act of 2002.  We investigated this allegation,  determined it to be without foundation and resolved it on a non-material basis.  The former employee was terminated as part of the post-merger integration of Standard following a thorough integration planning and cost savings process designed and implemented with the assistance of an independent consultant.  That process has resulted in the termination of numerous employees at all levels of the Company.  The former employee also alleged that we have engaged in employment practices with respect to some employees located in certain foreign jurisdictions in violation of such jurisdictions’ laws and which could subject us to fines and penalties.  We have reported these allegations to the Audit Committee of the Board of Directors and are investigating their validity and materiality.  We intend to continue our investigation and take any appropriate remedial measures.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Alliance One International, Inc. and Subsidiaries

Part II. Other Information (Continued)

Item 4. Submission of Matters to a Vote of Security Holders

( a )	An Annual Meeting of Shareholders was held on August 25, 2005.

( b )

The following directors were elected at the meeting:  Brian J. Harker, Nigel G. Howard, Joseph L. Lanier, Jr., and William S. Sheridan.  In addition the following directors remained in office after the meeting:  C. Richard Green, Jr., Robert E. Harrison, John M. Hines, Mark W. Kehaya, Gilbert L. Klemann, II, Albert C. Monk, III, B. Clyde Preslar, Norman A. Scher and Martin R. Wade, III.

( c )	The following matters were voted upon at the meeting:

(1)

The election of seven nominees for director to serve as directors from the closing of the merger until the expiration of their terms or until their successors are elected and qualified.  Each nominee received the following votes:

Nominee	Votes For	Votes Withheld
Brian J. Harker	70,781,640	733,201
Nigel G. Howard	71,151,496	363,345
Joseph L. Lanier, Jr.	71,026,930	487,911
William S. Sheridan	70,427,843	1,086,998

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

10.1

First Amendment to Credit Agreement, dated as of October 28, 2005, by and among Alliance One International, Inc., Intabex Netherlands B.V., DIMON International AG, the several banks and other financial institutions form time to time party hereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 31, 2005, and incorporated by reference herein).

TU31.01UT	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

TU31.02UT	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

TU32UT	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: November 10, 2005	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

10.1

First Amendment to Credit Agreement, dated as of October 28, 2005, by and among Alliance One International, Inc., Intabex Netherlands B.V., DIMON International AG, the several banks and other financial institutions form time to time party hereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders (previously filed as Exhibit 10.1 to the Current Report on Form 8-K filed October 31, 2005, and incorporated by reference herein).

TU31.01UT	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	31

TU31.02UT	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	32

TU32UT	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	33

