Form 10-Q
period 2005-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2006-02-09
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                           Accelerated Filer [X]                                             Non-accelerated filer [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 1, 2006, the registrant had 94,990,000 shares outstanding of Common Stock (no par value).

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements

		Condensed Statement of Consolidated Income –
		Three and Nine Months Ended December 31, 2005 and 2004	3

		Condensed Consolidated Balance Sheet – December 31, 2005 and 2004
		and March 31, 2005	4 - 5

		Condensed Statement of Consolidated Cash Flows –
		Nine Months Ended December 31, 2005 and 2004	6

		Notes to Condensed Consolidated Financial Statements	7 – 20

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	21 – 27

	Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27 – 28

	Item 4.	Controls and Procedures	28

Part II.	Other Information

	Item 1.	Legal Proceedings	28-29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 3.	Defaults Upon Senior Securities	29

	Item 4.	Submission of Matters to a Vote of Security Holders	29

	Item 5.	Other Information	29

	Item 6.	Exhibits	29

Signatures			30

Index of Exhibits			31

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENT OF CONSOLIDATED INCOME
Three and Nine Months Ended December 31, 2005 and 2004
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
(in thousands, except per share amounts)
Sales and other operating revenues	$528,144	$366,370	$1,555,116	$992,166
Cost of goods and services sold	474,854	327,119	1,392,445	843,824

Gross profit	53,290	39,251	162,671	148,342
Selling, administrative and general expenses	40,398	32,000	124,942	92,312
Other income	(375)	(606)	(862)	(5,236)
Restructuring and asset impairment costs	15,163	536	32,737	1,977
Operating income (loss)	(1,896)	7,321	5,854	59,289

Debt retirement expense	-	-	66,474	-
Interest expense	28,186	13,122	83,686	38,006
Interest income	3,578	508	7,497	2,429
Derivative financial instruments (income)	(1,239)	(3,076)	(4,023)	(9,671)

Income (loss) before income taxes and other items	(25,265)	(2,217)	(132,786)	33,383
Income tax expense (benefit)	(3,300)	(732)	(23,689)	11,016
Equity in net income (loss) of investee companies	(27)	(20)	73	122
Minority interests (income)	138	82	(165)	(277)
Income (loss) from continuing operations	(22,130)	(1,587)	(108,859)	22,766

Loss from discontinued operations, net of tax	(736)	(277)	(15,213)	(5,669)
Net income (loss)	$ (22,866)	$ (1,864)	$ (124,072)	$ 17,097

Basic earnings (loss) per share
Net income (loss) from continuing operations	$(.26)	$(.03)	$(1.37)	$ .51
Loss from discontinued operations	(.01)	(.01)	(.19)	(.13)
Net income (loss)	$(.27)	$(.04)	$(1.56)	$ .38

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$(.26)	$(.03)	$(1.37)	$ .50
Loss from discontinued operations	(.01)	(.01)	(.19)	(.12)
Net income (loss)	$(.27)	$(.04)	$(1.56)	$ .38

Average number of shares outstanding
Basic	86,035	44,918	79,633	44,879
Diluted	86,035	44,918	79,633	45,426

Cash dividends per share	$.000	$.075	$.105	$.225

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	December 31, 2005	December 31, 2004	March 31, 2005
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$ 49,112	$ 25,075	$ 29,128
Notes receivable	2,868	2,449	4,474
Trade receivables, net of allowances	252,873	178,998	219,775
Inventories
Tobacco	695,006	473,202	457,159
Other	46,693	31,201	38,611
Advances on purchases of tobacco	119,680	80,691	79,268
Current deferred and recoverable income taxes	14,697	18,469	12,286
Assets held for sale	19,141	-	-
Prepaid expenses and other assets	30,316	25,802	15,461
Assets of discontinued operations	46,503	21,254	13,694
Total current assets	1,276,889	857,141	869,856

Investments and other assets
Equity in net assets of investee companies	16,780	951	918
Other investments	4,839	2,517	2,503
Notes receivable	6,659	2,907	2,835
Other	71,285	46,711	57,016
	99,563	53,086	63,272

Goodwill and intangible assets
Goodwill	271,775	151,772	151,772
Customer relationship ($32,647 at Dec. 31, 2005) and other	35,154	9,434	8,710
Pension asset	1,856	1,934	1,856
	308,785	163,140	162,338

Property, plant and equipment
Land	29,214	21,447	21,322
Buildings	229,763	183,306	183,262
Machinery and equipment	235,991	197,154	177,069
Allowances for depreciation	(157,721)	(176,661)	(160,491)
	337,247	225,246	221,162

Deferred taxes and other deferred charges	106,536	73,058	87,431

	$2,129,020	$1,371,671	$1,404,059

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEET (Unaudited)

	December 31, 2005	December 31, 2004	March 31, 2005
(in thousands)
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 265,977	$ 235,748	$ 212,006
Accounts payable
Trade	66,986	34,714	53,737
Officers and employees	4,456	4,257	4,635
Other	13,171	6,116	32,520
Advances from customers	155,289	110,576	49,384
Accrued expenses	85,699	28,383	33,147
Income taxes	10,249	9,653	10,804
Long-term debt current	22,349	3,373	3,509
Liabilities of discontinued operations	6,557	2,576	1,849
Total current liabilities	630,733	435,396	401,591

Long-term debt
Bank Credit Facility	393,375	15,208	94,917
Senior Notes and other long term debt (net of fair value adjustment of $-0- at Dec. 31, 2005, ($1,391) at Dec. 31, 2004 and ($6,833) at March 31, 2005)	329,294	323,609	318,167
Subordinated Debt	90,889	73,328	73,328
	813,558	412,145	486,412

Other long-term liabilities
Deferred Income taxes	17,116	5,038	7,779
Compensation and other	130,223	92,869	93,195
	147,339	97,907	100,974

Minority interest in subsidiaries	2,810	849	770

Commitments and contingencies	-	-	-

Stockholders’ equity	Dec. 31, U2005U	Dec. 31, U2004U	March 31, U2005U
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	125,000	125,000
Issued shares	94,988	45,366	45,368	451,347	186,747	186,784
Unearned compensation – restricted stock				(3,898)	(1,849)	(1,611)
Retained earnings				102,613	243,818	236,606
Accumulated other comprehensive loss				(15,482)	(3,342)	(7,467)
				534,580	425,374	414,312
				$2,129,020	$1,371,671	$1,404,059

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS Nine Months Ended December 31, 2005 and 2004 (Unaudited)

	December 31, 2005	December 31, 2004
(in thousands)
Operating activities
Net income (loss)	$(124,072)	$ 17,097
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net loss from discontinued operations	15,213	4,237
Loss on disposition of discontinued operations	-	1,432
Depreciation and amortization	33,515	25,917
Restructuring, asset impairment and integration charges	22,280	753
Deferred items	(47,643)	(17,223)
Gain (loss) on foreign currency transactions	(3,370)	2,805
Gain on sale of fixed assets	(1,036)	(4,803)
Decrease (increase) in inventories and advances on purchases of tobacco	115,852	(16,757)
Changes in operating assets and liabilities	55,340	26,160
Net cash provided by operating activities of continuing operations	66,079	39,618
Net cash provided by operating activities of discontinued operations	9,094	14,485
Net cash provided by operating activities	75,173	54,103

Investing activities
Purchases of property and equipment	(16,328)	(11,674)
Proceeds from sale of property and equipment	14,639	7,930
Cash received in acquisition of business	42,019	-
Proceeds from sale of discontinued operations	-	484
Payments received on notes receivable	8,039	3,239
Payments for other assets	(2,918)	(8,741)
Net cash provided (used) by investing activities of continuing operations	45,451	(8,762)
Net cash provided by investing activities of discontinued operations	1,149	-
Net cash provided (used) by investing activities	46,600	(8,762)

Financing activities
Net change in short-term borrowings	(383,456)	(18,363)
Proceeds from long-term borrowings	946,545	63,711
Repayment of long-term borrowings	(623,715)	(60,516)
Debt issuance cost	(24,972)	(11,883)
Proceeds from sale of stock	744	107
Cash dividends paid to Alliance One International, Inc. stockholders	(9,921)	(10,176)
Net cash used by financing activities	(94,775)	(37,120)

Effect of exchange rate changes on cash	(7,014)	(1,965)

Increase in cash and cash equivalents	19,984	6,256
Cash and cash equivalents at beginning of year	29,128	18,819

Cash and cash equivalents at end of period	$ 49,112	$25,075

Non-cash activity: Common stock issued, including adjustment for options, in business acquisition	$ 264,368	$ -

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

Alliance One International, Inc. (the “Company”) is a Virginia corporation formerly known as DIMON Incorporated.  The Company changed its name simultaneously with the closing of its merger with Standard Commercial Corporation (“Standard”) on May 13, 2005.

          The merger with Standard has been treated as a purchase business combination for accounting purposes, with the Company designated as the acquirer.  As such, the historical financial statements for DIMON become the historical financial statements of the Company, the registrant. The accompanying condensed consolidated statements of income and cash flows for the fiscal quarter and nine months ended December 31, 2005 include the results of operations of Standard since May 13, 2005, the effective date of acquisition, and a full nine months of results for DIMON.  Note 2 provides summary unaudited pro forma financial information and details regarding purchase accounting for the merger.

          The accompanying interim unaudited condensed consolidated financial statements include all normal recurring adjustments necessary for a fair presentation in accordance with generally accepted accounting principles in the United States of America. Certain prior period amounts have been reclassified to conform to the current period presentation.  For additional information regarding accounting principles and other financial data, see Notes to  Consolidated Financial Statements in the Annual Report on Form 10-K for the fiscal year ended March 31, 2005.  The Company’s operations are seasonal.  Therefore, the results of operations for the three and nine months ended December 31, 2005 are not necessarily indicative of the results to be expected for the year ending March 31, 2006.

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

On May 13, 2005, the Company completed its merger with Standard pursuant to the Agreement and Plan of Merger, dated as of November 7, 2004 (the “Merger Agreement”). Upon the consummation of the merger, Standard was merged into DIMON, which simultaneously changed its name to Alliance One International, Inc.

          The Company merged with Standard to create a stronger organization better able to effectively address the challenges of an evolving global leaf tobacco industry.  The merger provides the opportunity to enhance and expand customer service relationships; improve ability to competitively source leaf tobacco and implement  DIMON’s and Standard’s expertise and capabilities across substantially larger operations.  The combination also allows the Company to realize significant cost savings through rationalization of tobacco processing facilities and create long term shareholder value.

          Under the terms of the Merger Agreement, Standard shareholders received three shares of the Company’s common stock for each Standard share owned. Approximately 41,243 shares of the Company’s common stock were issued in exchange for all outstanding common stock of Standard based on the three-for-one exchange ratio, at an aggregate value of $264,368 (based on the average closing price of $6.36 of DIMON common stock during the two business days before and after the date the merger was announced).  The common stock issuance combined with professional fees and charges incurred to effect the merger of $12,297 result in a total purchase price of $276,573.

          The merger has been treated as a purchase business combination for accounting purposes, with the Company as the acquiring entity.  As such, Standard’s assets acquired and liabilities assumed have been recorded at their fair value.  In identifying the Company as the acquiring entity, the companies took into account the relative share ownership of the surviving entity, the composition of the governing body of the combined entity and the designation of certain senior management positions. As a result, the historical financial statements of DIMON become the historical financial statements of the Company. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, May 13, 2005. The purchase price allocation is preliminary and is expected to be substantially complete during the fourth quarter of Fiscal 2006 when management has obtained all of the information to finalize the integration plan.

Alliance One International, Inc. and Subsidiaries

2.	MERGER OF STANDARD AND DIMON (Continued)
	The preliminary purchase price allocation, is as follows:
		May 13, 2005
	Cash	$ 42,019
	Accounts receivable trade	101,666
	Inventory	365,195
	Advances and deposits suppliers	41,945
	Assets of discontinued operations	68,567
	Other current assets	22,913
	Property, plant and equipment	175,462
	Goodwill and intangible assets	153,703
	Other	44,336
	Total assets acquired	$1,015,806
	Notes payable banks and other	$ 442,205
	Accounts payable	94,818
	Other current liabilities	98,887
	Long term debt	11,396
	Deferred income taxes	45,873
	Deferred compensation and other	43,844
	Other	2,210
	Total liabilities	$ 739,233
	Net assets acquired	$ 276,573

          As indicated in the above table, the goodwill and intangible asset balance relative to the merger is $153,703 and is non-deductible for tax purposes. Included within this balance is a finite lived customer relationship intangible of $33,700, which is being amortized over a useful life of twenty years.

          The Company has established reserves for employee separation and operational exit costs related to the integration of certain Standard functions and operations into the Company.  Costs associated with these integration actions do not impact earnings and are recognized as a component of purchase accounting, resulting in an adjustment to goodwill.  See Note 3 to the “Notes to Condensed Consolidated Financial Statements” for further disclosure of the purchase accounting separation and exit costs.

Alliance One Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma information in the table below summarizes the combined results of operations of DIMON and Standard for the three months and nine months ended December 31, 2005 and 2004 as if the companies were combined as of April 1, 2004.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the merger taken place at the beginning of each period or results of future periods.  The following information has not been adjusted to reflect any anticipated cost savings or operating efficiencies that may be realized as a result of the merger.

	Pro Forma Three Months Ended		Pro Forma Nine Months Ended
	December 31,		December 31,
thousands except per share data	2005 (1)	2004	2005 (1)	2004
Revenues	$528,144	$611,116	$1,626,453	$1,642,780
Operating Income	$(1,896)	$24,359	$5,691	$85,167
Income (loss) from continuing operations	$(22,130)	$9,478	$(110,519)	$36,761
Loss from discontinued operations	$(736)	$(4,941)	$(17,391)	$(38,251)
Net income (loss)	$(22,866)	$4,537	$(127,910)	$(1,490)
Basic earnings (loss) per share
- from continuing operations	$(0.26)	$0.11	$(1.29)	$0.43
- from discontinued operations	$(0.01)	$(0.06)	$(0.20)	$(0.44)
Basic earnings (loss) per share	$(0.27)	$0.05	$(1.49)	$(0.01)

(1) Merger related debt retirement expenses were $0 and $66,474 and restructuring, impairment and integration charges were $15,163 and $32,737 for the three months and nine months, respectively.

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company expects to realize significant savings as a result of the merger.  With the help of a consultant, the Company developed a detailed preliminary integration plan as of the closing of the merger.  Subsequent to the merger, the Company has continued assessing relevant information obtained as it relates to markets and customers that were not available prior to the merger which has resulted in modifications to the preliminary integration plan.  The savings result from facilities rationalization and reductions in both operating and corporate overhead, including a significant reduction in the global workforce.  Management expects to have all of the necessary information to substantially complete the integration plan within the fourth quarter of Fiscal 2006.  Management has initiated several actions as a result of this integration plan which are discussed below.

          The integration charges resulting from the Company’s decisions have different accounting treatment depending on whether they are related to former DIMON operations or former Standard operations.  In accordance with Emerging lssues Task Force (EITF) 95-3, Recognition of Liabilities in Conjunction with a Purchase Business Combination, the Company has recorded the costs of a plan to (1) exit an activity of the former Standard operations, (2) involuntarily terminate employees of the former Standard operations, or (3) relocate employees of the former Standard operations as liabilities assumed in a purchase business combination and included in the allocation of the acquisition cost resulting in an increase in goodwill.  However, all costs of integration actions associated with former DIMON operations are recorded in earnings as restructuring and asset impairment costs only when they are incurred or meet the criteria for recording in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”  The following tables summarize the integration actions as of December 31, 2005 of both former DIMON operations which have been included in earnings and former Standard operations which have been included in adjustments to goodwill.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Restructuring and Asset Impairment Costs
Employee separation and other cash charges:
Beginning balance	$ 4,737	$ 1,039	$ -	$ 1,582
Period Charges:
Severance charges	2,363	536	11,607	1,791
Spanish tobacco operations obligations	2,000	-	2,000	-
Other cash charges	126	-	3,490	-
Total employee separation and other cash charges	4,489	536	17,097	1,791
Payments through December 31	(2,705)	(341)	(10,576)	(2,139)
Ending balance December 31	$ 6,521	$ 1,234	$ 6,521	$ 1,234

Asset impairments and other non-cash charges:
Spanish tobacco operations asset impairment	$ 1,241	$ -	$ 1,241	$ -
CdF operations asset impairment	7,291	-	11,839	-
Non- tobacco operations asset impairment	1,764	-	1,764	-
Other non-cash charges	378	-	796	186
Total asset impairments and other non-cash charges	$10,674	$ -	$ 15,640	$ 186

Total restructuring and asset impairment charges for the period	$15,163	$ 536	$ 32,737	$ 1,977

Purchase Accounting Adjustments to Goodwill
Employee separation and other cash charges:
Beginning balance	$10,263	$ -	$ -	$ -
Period Charges:
Severance charges	(3,783)	-	14,738	-
Spanish tobacco operations obligations	3,800	-	3,800	-
Other cash charges	221	-	915	-
Total employee separation and other cash charges	238	-	19,453	-
Payments through December 31	(3,921)	-	(12,873)	-
Ending balance December 31	$ 6,580	$ -	$ 6,580	$ -

Spanish tobacco operations asset impairment	$ 3,498	$ -	$ 3,498	$ -

Total severance and exit activity charges for the period	$ 3,736	$ -	$ 22,951	$ -
-9-

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

Although integration plans are still being completed, major actions that have been recorded are:

Significant global headcount reduction

          Employee related severance costs are expected to total approximately $30,000.  For the nine months ended December 31, 2005, $26,345 has been recorded.  The remainder will be recorded as employees are notified during the rest of fiscal 2006 and fiscal 2007.  Substantially all payments will be paid by the end of Fiscal 2007.

Sale of Spanish tobacco operations

          As announced in the Form 8-K filed on December 2, 2005, the Company made a decision to exit the Spanish operations during the third quarter of Fiscal 2006, which triggered an impairment test as required by SFAS No. 144.  As discussed in Note 15, subsequent to December 31, 2005, the Company entered into an agreement to sell the Spanish operations of the combined company.  Both DIMON and Standard had Spanish operations.  As a result, the Company recorded selling obligations of $5,800 and asset impairment charges of $4,739 at December 31, 2005.  Also see Note 15.

Potential sale of dark air-cured operations

          The Company has entered into a non-binding letter of intent to sell its ownership interest in Compania General de Tabacos de Filipinas, S.A. (CdF), the owner of the Company’s dark air-cured tobacco business.  As a result of the change in the probability of the ultimate use of these operations at December 31, 2005, the Company completed a review of the recoverability of these long lived assets and based on this analysis recorded additional asset impairment charges of $7,291 at December 31, 2005.  Total asset impairment charges related to the dark air-cured group at December 31, 2005 are $11,839.  Also see Note 15.

Potential sale of non-tobacco operation

          The Company has entered into a non-binding letter of intent to sell the assets of its non-tobacco operation in North Carolina.  As a result of the change in the probability of the ultimate use of these operations at December 31, 2005, the Company completed a review of the recoverability of these long lived assets and based on this analysis recorded an asset impairment charge of $1,764 at December 31, 2005.  Also see Note 15.

          In addition to the above actions, the Company has incurred significant one-time costs, primarily related to legal and professional fees to effect the merger.  These costs are $347 and $4,405 for the three months and nine months ended December 31, 2005, respectively.

          Assets of $19,141 are being actively marketed and have been reclassified in the Company’s balance sheet to assets held for sale.  These assets are primarily production and administrative facilities that have become redundant as a result of the merger.  As integration plans are completed, additional assets may become redundant and would be reclassified to held for sale as soon as they are identified and actively marketed.

          In fiscal 2004, the Company conducted a strategic review to evaluate its production capacity and organization relative to the major transition occurring in global sourcing of tobacco and over-capacity within certain markets of the industry.  As a result of this review, the Company recorded additional restructuring charges of $1,977 during the nine months ended December 31, 2004 primarily related to additional severance costs associated with the closing of one of its two U.S. processing facilities.  These costs were paid in fiscal 2005.

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

          The Company has no intangible assets with indefinite useful lives. It does have other intangible assets which are being amortized.  The Company has recorded an impairment charge in Indonesia that resulted from strategic operating decisions.  The following table summarizes the changes in the Company’s goodwill and other amortizable intangibles for the nine months ended December 31, 2005.

Alliance One International, Inc. and Subsidiaries

4.	GOODWILL & INTANGIBLES (Continued)

	Unamortizable	Amortizable
	Goodwill	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
Weighted average remaining
useful life in years	N/A	20	3
March 31, 2005 balance:
Gross carrying amount	$151,772	$ -	$ 19,662	$171,434
Accumulated amortization	-	-	(10,952)	(10,952)
Net balance	151,772	-	8,710	160,482
Acquisition related adjustments	120,003	33,700	-	153,703
Amortization for the period	-	(1,053)	(1,655)	(2,708)
CdF operations intangible asset impairment	-	-	(4,548)	(4,548)
December 31, 2005 balance	$271,775	$32,647	$ 2,507	$306,929

Estimated amortization expense:
For year ended 2006				$ 3,507
For year ended 2007				$ 3,105
For year ended 2008				$ 2,333
For year ended 2009				$ 1,748
For year ended 2010				$ 1,685

5.	DISCONTINUED ITALIAN OPERATIONS

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

          Italian operations of both former DIMON and Standard were being investigated by the Directorate General for Competition (DGCOMP) of the European Commission (EC) into tobacco buying and selling practices within the leaf tobacco industry in Italy.  As a result of this investigation, fines of $12,000 were levied against the former DIMON entity and $16,800 were levied against the former Standard entity.  Fines levied against the former DIMON entity are included in the summary shown below while fines levied against the former Standard entity have been recorded as a purchase price adjustment as the process was initiated prior to the combination of the two companies.

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company and the related interest expense, are reported as discontinued operations. Sales and operating losses for the three months and nine months ended December 31, 2005 and 2004 are presented below.  This information is summarized for the appropriate fiscal periods as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Sales and other revenues	$ 6,295	$ 10,304	$ 20,880	$ 37,228
Discontinued operations:
Loss from operations of discontinued components	$ (298)	$ (284)	$(14,333)	$ (4,287)
Loss on disposal of discontinued components	-	-	-	(1,432)
Discontinued operations, before tax	(298)	(284)	(14,333)	(5,719)
Income tax benefit	-	7	-	50
Discontinued operations, net of tax	$ (298)	$ (277)	$(14,333)	$ (5,669)

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED ITALIAN OPERATIONS (Continued)
		December 31,		March 31,
		2005	2004	2005
	Assets of discontinued operations:
	Trade receivables, net of allowances	$10,206	$ 7,732	$ 4,389
	Tobacco inventory and advances	21,197	13,041	8,923
	Other assets	351	481	382
	Total assets of discontinued operations	$31,754	$21,254	$13,694

Liabilities of discontinued operations:
Accounts payable	$1,896	$ 865	$ 594
Advances from customers and other liabilities	995	1,711	1,255
Total liabilities of discontinued operations	$2,891	$2,576	$1,849

6.	DISCONTINUED WOOL OPERATIONS

As a result of the merger on May 13, 2005, the Company acquired the remaining net assets of Standard’s discontinued wool operations.  The liquidation of these assets is continuing.  The remaining assets are in France and, along with the remaining trading operations in France, are the subjects of separate sales negotiations.  Due to unexpected delays in conjunction with obtaining approval from the French government the sale of these operations has been delayed.  The Company is obtaining approval from the French government as expeditiously as possible.

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company, are reported as discontinued operations. This information is summarized for the appropriate fiscal periods as follows:

	Three months ended December 31, 2005	May 14, 2005 to December 31, 2005
Sales and other revenues	$ -	$ -
Discontinued operations:
Discontinued operations, net of tax	$ (438)	$ (880)

		December 31, 2005
Assets of discontinued operations:
Cash		$ 5,036
Trade receivables, net of allowances		1,526
Net property, plant and equipment		4,737
Other assets		3,450
Total assets of discontinued operations		$14,749

Liabilities of discontinued operations:
Accounts payable	$ 326
Accrued expenses	3,340
Total liabilities of discontinued operations	$3,666

7.	EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding.  The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock owned by a subsidiary.  Shares of common stock owned by the subsidiary was 7,853 at December 31, 2005.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.  The diluted earnings per share calculation assumes that all of the 6 ¼ % Convertible Subordinated Debentures due 2007 outstanding during the periods presented were converted into shares of common stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense.  The 6 ¼ % Convertible Subordinated Debentures due 2007 were redeemed in full on July 8, 2005. The weighted average number of shares outstanding are further increased by shares of common stock equivalents for employee stock options and restricted shares outstanding.

          For the three and nine months ended December 31, 2005 and 2004, the computation of diluted earnings per share did not assume the conversion of the convertible subordinated debentures at the beginning of the period because the inclusion would have been antidilutive. For the three and nine months ended December 31, 2005, and the three months ended December 31, 2004, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.

Alliance One International, Inc. and Subsidiaries

7.	EARNINGS (LOSS) PER SHARE (Continued)

          For the nine months ended December 31, 2004, certain potentially dilutive options outstanding were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive.  These shares totaled 2,837 at a weighted average exercise price of $10.99 per share for the nine months ended December 31, 2004.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Shares
Basic weighted average shares outstanding	86,035	44,918	79,633	44,879
Restricted shares issued and shares applicable to stock options, net of shares assumed to be purchased from proceeds at average market price	-	-	-	547
Average diluted shares outstanding	86,035	44,918	79,633	45,426

8.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss)	$(22,866)	$(1,864)	$(124,072)	$17,097
Equity currency conversion adjustment	(1,688)	3,762	(8,015)	3,881
Derivative financial instruments, net of tax of $(11) and $(55) for the three months and $0 and $(285) for the nine months	(20)	(113)	-	(557)
Total comprehensive income (loss)	$(24,574)	$ 1,785	$(132,087)	$20,421

9.	STOCK-BASED COMPENSATION

The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income, as reported, includes compensation expense related to restricted stock.  The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.  The fair value of the 527 options issued during the nine months ended December 31, 2005 was $1.30 per option.  The fair value was estimated using the following Black-Scholes assumptions:  7 year expected life, 4.082% interest rate, 37.875% volatility rate and a 3.03% dividend yield.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2005	2004	2005	2004
Net income (loss), as reported	$(22,866)	$(1,864)	$(124,072)	$17,097
Add: Stock-based employee compensation expense (income) included in reported net income, net of related tax effects	-	49	(73)	(194)
Deduct: Total stock-based employee compensation expense determined under fair value based method all for awards, net of related tax effects	(136)	(201)	(376)	(501)
Pro forma net income (loss)	$(23,002)	$(2,016)	$(124,521)	$16,402

Earnings (loss) per share:
Basic – as reported	$ (.27)	$ (.04)	$ (1.56)	$ .38
Basic – pro forma	(.27)	(.04)	(1.56)	.37
Diluted – as reported	$ (.27)	$ (.04)	$ (1.56)	$ .38
Diluted – pro forma	(.27)	(.04)	(1.56)	.36

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES

During June 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 related to disallowance of local currency foreign exchange losses on U.S. dollar funding.  In March 2005, the Taxpayer’s Council dismissed the assessment relating to the disallowance of local currency foreign exchange losses.  The remaining $14,914 related to disallowance of other sales related expenses.  As of December 31, 2005, this amount has increased to $18,012 due to the devaluation of the U.S. dollar to the Brazilian real.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of December 31, 2005, total estimated tax, penalties and interest relating to still unresolved issues is $1,526.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, is equivalent to approximately $5,660 for federal corporate income tax and $3,200 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  During March 2005, the Company received an official rejection of its appeal from the tax administration officials in Germany.  The Company has now appealed to the tax court and believes it has a strong case.    During the quarter ended December 31, 2005, the Company was informed that our hearing will not take place before August 2006.  This case is still ongoing as of December 31, 2005.

          In September 2002 and in January 2004, the Company’s Tanzanian operations received assessments for income taxes equivalent to approximately $2,400 and $5,600, respectively.  In March 2005, the Company’s Tanzanian operations received assessments that show no additional income taxes but that reduce the balance of its tax loss carryovers as of the end of 2001 by approximately $4,000.  In September 2005, additional assessments for 2002, 2003 and 2004 were received.  The assessments for 2002 and 2003 reduce tax loss carryovers another $6,000.  The 2004 assessment is equivalent to $1,800.  The Company has filed protests and appeals and is currently awaiting replies.

          In September 2004, the Zimbabwe tax authorities (ZIMRA) issued a proposed assessment on DIMON’s operations for withholding tax on export commissions of approximately 22,000 Zimbabwe dollars, which at that time was approximately US $980.  ZIMRA also assessed Standard Commercial’s operations 850 Zimbabwe dollars, which at that time was equivalent to US $36.   With the devaluation of the Zimbabwe dollar, the U.S. dollar value of the total proposed assessments has decreased significantly and the official assessments as of December 31, 2005 were equivalent to US $340.  On February 1, 2006, ZIMRA delivered additional assessments for export commission deductions and withholding tax that totaled 89 billion Zimbabwe dollars, which is equivalent to US $1,030.  The Company has filed protests and appeals to these assessments and has met with the Commissioner of ZIMRA to express its objections to the assessments.  The Company continues to challenge the assessments on their merits.  Discussions with ZIMRA are ongoing and the Company believes it has strong defenses to these assessments.

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

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

amount assessed against our companies, which total €20,000.  The Company, along with its Spanish and other involved subsidiaries, have appealed the decision of the Commission to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

          In respect of the Italian investigation, on October 24, 2005, the EC announced that Alliance One and Mindo (its former subsidiary) have been assessed a fine in the aggregate amount of €10,000 (US$12,000) and that, in addition, Alliance One and Transcatab, a subsidiary of Standard prior to its merger into the Company earlier this year, have been assessed a fine in the aggregate amount of €14,000 (US$16,800). Several tobacco processors, growers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56,050 (US$67,260), inclusive of the fines imposed on Alliance One and its subsidiaries. The EC stated that the fines assessed against Alliance One and its Italian subsidiaries were reduced as a result of their cooperation in the investigation.  Alliance One has established a reserve for the fines imposed on the Company and Mindo in the quarter ended September 30, 2005 in the amount of US$12,000. The US$16,800 in fines imposed as a result of conduct of Transcatab and Standard prior to the merger has been reflected as an increase in goodwill on the Company’s balance sheet, as required by purchase accounting.  The Company, along with its Italian and other involved subsidiaries, have appealed the decisions of the Commission to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

           The Company received correspondence from a former employee alleging that the Company has engaged in employment practices with respect to some employees located in certain foreign jurisdictions in violation of such jurisdictions’ laws and which could subject the Company to fines and penalties.  The Company has reported these allegations to the Audit Committee of the Board of Directors and is currently engaged in an extensive review in order to determine and take any appropriate remedial measures.

           The Company has recently received correspondence from an Italian company, Mindo S.r.l., which was the purchaser, in June, 2004, of the Company’s Italian subsidiary, DIMON Italia S.r.l., alleging that the Company and various of its subsidiaries, employees and other individuals not employed by the Company, failed to disclose, at the time of Mindo’s purchase, certain events or circumstances which, if disclosed, would have caused Mindo not to purchase the Company’s subsidiary and which amount to a breach of the purchase agreement.  Although no formal legal proceeding has yet been filed, Mindo is apparently contending that it is entitled to the rescission of the purchase agreement.  The Company has investigated the claims, believes them to be without merit and intends to vigorously defend any legal proceeding which might be brought.

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At December 31, 2005, the Company was guarantor of an amount not to exceed $316,407 with $278,707 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote and the accrual recorded for exposure under them was not material at December 31, 2005.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially extend over many years.  Through March 2005, the Company has utilized $20,377 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized, and it has been recorded as deferred revenue, because the Company has been unable to predict whether the Brazilian Government will require payment of amounts offset.  In January 2005, the Company received a Judicial Order to suspend the IPI compensation.  An appeal was filed and the Company received notification from the tax authorities in March 2005 to present all documentation pertaining to the IPI credit bonus.  The Company is working with the tax authorities and believes it has properly utilized the IPI credit bonus.  There have been no new developments during 2006.

          Zimbabwe remains in a period of civil unrest in combination with a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political situation in Zimbabwe continues to deteriorate, the Company’s ability to recover its assets there could be impaired.  The Company’s Zimbabwe subsidiaries have long-lived assets of approximately $34,439 as of December 31, 2005.

Alliance One International, Inc. and Subsidiaries

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
• DIMON’s $125,000 of 7 ¾ % senior notes due 2013;
• DIMON’s $73,328 of convertible subordinated debentures due 2007 (July 2005);
• Standard’s $150,000 senior credit facility; and
• Standard’s $150,000 of 8% senior notes due 2012.

          The Company raised capital to tender for, repay or redeem these financings and pay the costs and expenses of the refinancing through the following financing arrangements, as amended, all of which were effective with the closing of the merger on May 13, 2005 and are described in more detail below:

• the issuance of $315,000 of 11% senior notes due 2012;
• the issuance of $100,000 of 12 ¾% senior subordinated notes due 2012 sold at a 10% original issue discount (reflecting a 15% yield to maturity); and

•

a new $650,000 senior secured credit facility with a syndicate of banks consisting of (1) a three-year $300,000 senior secured revolving credit line, which accrues interest at a rate of LIBOR plus a margin of 3.25%, (2) a three-year $150,000 senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.25%, and (3) a five-year $200,000 senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.50%.

          From time to time the Company may need to enter into various amendments and or waivers under its Senior Secured Credit Agreement seeking specific modification to covenants or provisions therein related to changes in the normal course of business, special one time occurrences, financial performance or other unforeseeable events. On October 28, 2005 the Company and the Lenders agreed to the First Amendment to the May 13, 2005 Senior Secured Credit Agreement where a provision was established permitting the payment of fines up to €24,000 related to European Commission anti-competition litigation.  Additionally, effective November 30, 2005 the Company and the Lenders agreed to the Second Amendment to the May 13, 2005 Senior Secured Credit Agreement, where several sections were modified.  The changes effected by the Second Amendment are described in the Current Report on Form 8-K filed by the Company on December 1, 2005.

          The Company and Intabex Netherlands, B.V., or Intabex (one of the Company’s primary foreign holding companies), are co-borrowers under the new senior secured revolving credit line, and the Company’s borrowings under that line are limited to $150,000 principal amount outstanding at any one time.  Intabex is the sole borrower under each of the new senior secured term loans.  One of the Company’s primary foreign trading companies, Alliance One International AG, or AOIAG, is a guarantor of Intabex’s obligations under the new senior secured credit facility.

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

The Company continuously monitors its compliance with these covenants. No default exists at December 31, 2005.

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

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  At December 31, 2005, the Company held instruments of this type with an aggregate notional value of $205,000 bearing interest at rates between 4.985% and 5.40%, and with maturity dates ranging from June 1, 2006 to September 21, 2008.  The implementation of SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the three months ended December 31, 2005 and 2004, the Company recognized non-cash income before income taxes of $1,239 and $3,076, respectively, from the change in fair value of these derivative financial instruments.  For the nine months ended December 31, 2005 and 2004, the Company recognized non-cash income before income taxes of $4,023 and $9,671, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities – Compensation and Other.  At December 31, 2005, there was an aggregate credit of $1,358 relating to these instruments accumulated in this balance sheet classification, all of which will reverse through future earnings over the remaining life of the instruments.

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

Alliance One International, Inc. and Subsidiaries

12.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

          The fair value estimates presented herein are based on quoted market prices.  During the three months ended December 31, 2005 and 2004, accumulated other comprehensive income decreased by $20, net of deferred taxes of $11 and by $113, net of deferred taxes of $55, respectively, due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.  For the nine months ended December 31, 2005, accumulated other comprehensive income did not change.  For the nine months ended December 31, 2004, accumulated comprehensive income decreased by $557, net of deferred tax of $285, due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.

13.	PENSION AND POSTRETIREMENT BENEFITS

As a result of the merger, the Company has multiple benefit plans across operations at several locations.  The Company is evaluating alternatives for standardizing benefits.  The merger has increased both the pension cost and post retirement benefit cost due to the addition of the Standard operations.  As a result of the merger, the Company has experienced a reduction in the U.S. workforce during the second quarter that resulted in curtailments in the pension plan and post retirement health plan.  There was a curtailment charge and a settlement charge in the pension plan and a curtailment credit in the post retirement health plan.

Retirement Benefits

The Company has defined benefit plans that provide retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation. The Company merged the Standard Commercial Corporation Defined Benefit Plan into the Alliance One International, Inc Pension Plan effective January 1, 2006.    The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions.  The Standard Commercial Corporation Supplemental Employee Retirement Plan was frozen as of December 31, 2005.  Eligible individuals became participants in other Company benefit plans.    There were curtailments and special termination benefits recognized for several of these additional executive retirement plans prior to December 31, 2005.  Pursuant to the merger, certain individuals were granted additional benefits under their employment agreements valued in excess of $1,300.

Additional non-U.S. plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Greece, Turkey, United Kingdom and Brazil.

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Service cost	$ 1,662	$ 754	$ 4,490	$ 2,271
Interest expense	2,121	1,060	5,899	3,187
Expected return on plan assets	(1,616)	(679)	(4,448)	(2,037)
Amortization of prior service cost	689	81	1,818	243
Effect of settlement/curtailment costs	3	(32)	(147)	(32)
Termination Charge	-	-	167	-
Actuarial loss	28	190	82	576
Net periodic pension cost	$ 2,887	$ 1,374	$ 7,861	$ 4,208

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of December 31, 2005, contributions of $4,160 were made to pension plans for fiscal 2006.  Total contributions to pension plans of approximately $5,700 are expected to be made during fiscal 2006.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Alliance One International, Inc. and Subsidiaries

13.	PENSION AND POSTRETIREMENT BENEFITS (Continued)
Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements.  Plan assets consist of paid-up life insurance policies on certain retirees. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of December 31, 2005, the Company has contributed $1,825 and expects to contribute $2,400 for fiscal 2006.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost
Net periodic pension cost consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2005	2004	2005	2004
Service cost	$124	$120	$ 410	$ 358
Interest expense	359	336	1,143	1,010
Expected return on plan assets	(2)	-	(5)	(2)
Curtailment Cost	-	-	(472)	-
Amortization of prior service cost	(71)	(77)	(146)	(231)
Actuarial loss	(16)	103	(33)	309
Net periodic pension cost	$394	$482	$ 897	$1,444

14.	INCOME TAXES

The effective tax rate used for the nine months ended December 31, 2005 was a benefit of 17.8% compared to an expense of 33% for the nine months ended December 31, 2004.  The rate is based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.  During the nine months ended December 31, 2005, adjustments of $29,010 related to valuation allowance adjustments as a result of changes in judgment about the ultimate realization of certain deferred tax assets that arose from foreign tax credit carryovers arising in the nine months ended December 31, 2005 were recorded as specific events.  The Company’s total valuation allowance as of December 31, 2005 and 2004 was approximately $60,110 and $20,997, respectively.  The net effect of these adjustments on the tax provision was to decrease the year to date effective tax rate from a benefit of 39.4% to 17.8%.

15.	SUBSEQUENT EVENTS

As discussed in Note 3, integration planning commenced on the date of the merger that addressed each of DIMON’s and Standard’s processing facilities around the world and identified countries in which there may be duplicative facilities and/or excess capacity based on customer expectations and market conditions.  Administrative locations were reviewed as well.  For operations and/or facilities that were determined to be duplicative or have excess capacity, plans were initiated for disposal of those operations by closure or by sale.  During the quarter ended December 31, 2005, the Company was in the final stages of negotiations for the disposal of the following operations.

Spanish Operations

The Company believes that the continued decline in the Spanish leaf tobacco market, combined with the decoupling of farm support prices from tobacco production under the European Union Common Agricultural Policy enacted in the prior year, have significantly impacted the long term viability of its Spanish operations. As a result, a decision was reached to close the Company's two production facilities in Spain after the completion of the 2005 crop processing season.  The decision was approved by the Finance Committee of the Board of Directors on November 28, 2005.  This action would have affected approximately 200 persons and the closures were originally expected to be concluded after seasonal tobacco packing is completed at the Malpartida facility in March 2006 and at the Benevente facility in June 2006.

          During the quarter ended December 31, 2005, the Company entered into negotiations for the sale of the Spanish operations.  On February 1, 2006, the Company entered into an agreement to sell 100% of the stock of Agroexpansion, S.A., its former DIMON operation and World Wide Tobacco España, S.A. (WWTE), its former Standard operation.

Alliance One International, Inc. and Subsidiaries

15.	SUBSEQUENT EVENTS (Continued)

          The agreement contains customary representations, warranties and conditions to closing, including the entrance into certain tobacco purchase contracts by the purchaser on or before February 15, 2006 and that Agroexpansion and WWTE have a minimum amount of cash available at closing.  In addition, the parties have agreed to a due diligence period during which the purchaser will continue to examine Agroexpansion and WWTE.  Accordingly, there can be no assurance that the Company will complete the sale of Agroexpansion or WWTE on the terms outlined in the agreement or at all.  The agreement provides that the closing shall be on or near August 1, 2006.

          In connection with the decision to close the operations, the Company reviewed its fixed assets for impairment.  For the three months ended December 31, 2005, the Company recorded asset impairment charges of $4,739.  Additional restructuring charges of $5,800 were also recorded which represent the costs to complete the transaction.  Of the $10,539 total charges, the Company has recognized $3,241 in earnings and an adjustment related to the former Standard operations of $7,298 as an adjustment to the purchase price of the merger at December 31, 2005 in connection with the pending sale.  Since the Spanish operations are not available for immediate sale they have not been presented as assets held for sale as of December 31, 2005.

Dark Air-Cured Operations

In Fiscal 2004, the Company conducted a strategic review to evaluate its production capacity and organization relative to the major transition occurring in global sourcing of tobacco and over-capacity within certain markets of the industry.  As a result of this review, the Company began tentative negotiations to dispose of its dark air-cured operations in Fiscal 2005.

          On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compania General de Tabacos de Filipinas, S.A. (CdF), the owner of the Company’s dark air-cured tobacco business.  The purchase price for CdF will be based on CdF’s net asset value as of the closing date, as determined by an audit of CdF’s financial statements.  The non-binding letter of intent specifies that at least 75% of the purchase price shall be paid in cash, with the remainder paid in the form of a promissory note.  The Company anticipates closing will occur on or about March 31, 2006.

          Consummation of the transactions contemplated by the non-binding letter of intent is subject to the negotiation and execution of a final purchase agreement, buyer’s completion of its due diligence review of CdF, the Company and Buyer obtaining several consents from regulatory authorities and third parties necessary to complete the transaction, buyer obtaining the necessary financing to complete the transaction and other customary conditions. The sale is also contingent upon approval by the Company’s Board of Directors and by the Company’s lenders in conjunction with certain debt covenants contained in the Company’s secured credit facility.  Accordingly, there can be no assurance that the Company will be able complete the transaction on the terms outlined in the letter of intent or at all.  Due to these uncertainties the Company has not reclassified the assets of the dark air-cured operations as assets held for sale.

          In connection with this letter of intent, the Company reviewed its fixed assets for impairment.  For the three months ended December 31, 2005, the Company recorded asset impairment charges of $7,291 in earnings.  For the nine months ended December 31, 2005, the Company has recorded asset impairment charges of $11,839 related to the dark air-cured operations in earnings.

Non-tobacco Operations

In January 2004, the Company acquired a majority interest in a non-tobacco entity previously reported using the equity method of accounting.  Production expectations and the development of emerging markets have not met management’s expectations.  As a result, the Company began investigating opportunities for disposal of its non-tobacco operation in Fiscal 2006.

          Negotiations entered into during the three months ended December 31, 2005 resulted in the Company entering into a non-binding letter of intent to sell 100% of the assets of its non-tobacco operation.  The Company anticipates closing will occur on or about March 15, 2006.

          Consummation of the transactions contemplated by the non-binding letter of intent is subject to the approval of the minority shareholders of the operation. Accordingly, there can be no assurance that the Company will be able complete the transaction on the terms outlined in the letter of intent or at all.  Due to these uncertainties the Company has not reclassified the assets of the non-tobacco operation as assets held for sale.

          In connection with this letter of intent, the Company reviewed its fixed assets for impairment.  For the three months ended December 31, 2005, the Company recorded fixed asset impairment charges of $1,764 in earnings.

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Statement of Cash Flows.

	As of
	December 31		March 31
(in millions except for current ratio)	2005	2004	2005
Cash and cash equivalents	$49.1	$25.1	$ 29.1
Net trade receivables	252.9	179.0	219.8
Inventories and advances on purchases of tobacco	861.4	585.1	575.0
Total current assets	1,276.9	857.1	869.9
Notes payable to banks	266.0	235.7	212.0
Accounts payable	84.6	45.1	90.9
Total current liabilities	630.7	435.4	401.6
Current ratio	2.0 to 1	2.0 to 1	2.2 to 1
Working capital	646.2	421.7	468.3
Bank credit facility	393.4	15.2	94.9
Subordinated debt	90.9	73.3	73.3
Senior notes and other long term debt	329.3	323.6	318.2
Stockholders’ equity	534.6	425.4	414.3

Selected cash flow information:	Nine Months Ended December 31,
	2005	2004
Purchase of property and equipment	$ 16.3	$ 11.7
Proceeds from sale of property and equipment	14.6	7.9
Depreciation and amortization	33.5	25.9

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

          Our working capital increased from $468.3 million at March 31, 2005 to $646.2 million at December 31, 2005.  Our current ratio was 2.0 to 1 at December 31, 2005 compared to 2.2 to 1 at March 31, 2005.  Our current ratio decrease results from a current asset increase of $407.0 million and a current liability increase of $229.1 million.  The increase in working capital as well as the change in assets and liabilities is primarily related to the inclusion of the assets and liabilities, at fair value, of Standard as a result of the merger.

          Net cash provided by operating activities was $75.2 million in 2005 compared to $54.1 million in 2004.  The increase primarily relates to an increase of $132.6 million from changes in inventories and advances on purchases of tobacco, $50.3 million from changes in accounts receivable, and $48.0 million from changes in advances from customers.  The increases were partially offset by a net loss in 2005 of $124.1 compared to net income of $17.1 million in 2004, decreases related to changes in deferred items of $30.4 million and decreases in accounts payable of $68.1million.

          Net cash provided by investing activities was $46.6 million in 2005 compared to net cash used by investing activities of $8.8 million in 2004.  The increase in cash from investing activities relates primarily to $42.0 million cash acquired in the  merger with Standard, an $8.8 million increase from changes in Brazilian tax deposits, an $8.1 million use of cash in 2004 related to long term tobacco supply arrangements, a $2.5 million increase in payments received on notes receivable and a $6.7 million increase in proceeds from sale of property and equipment partially offset by $4.7 million increase in purchases of property and equipment and $7.0 million increase in issuances of notes receivable.

          Net cash used by financing activities was $94.8 million in 2005 compared to $37.1 million in 2004.  The increase is primarily due to repayments of $365.1 million on short term borrowings, $563.2 million related to repayments of long term borrowings and $13.1 million increased debt issuance costs.  The increases were partially offset by a $882.8 million increase in proceeds from long term borrowings resulting from new arrangements discussed below, partially offset by repayments of former long term debt as indicated above.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          At December 31, 2005, we had seasonally adjusted available lines of credit of $601.2 million of which $266.0 million was outstanding with a weighted average interest rate of 5.7%.  Unused short-term lines of credit amounted to $268.3 million.  At December 31, 2005 we had $37.6 million letters of credit outstanding and an additional $29.3 million of letters of credit lines available.  Total maximum borrowings, excluding the long-term credit agreements, during the quarter were $481.4 million.

No cash dividends were paid to stockholders during the quarter.

          On May 13, 2005 we completed a new $650 million senior secured credit facility, as amended, with a syndicate of banks consisting of (1) a three-year $300 million senior secured revolving credit line, which accrues interest at a rate of LIBOR plus a margin of 3.25%, (2) a three-year $150 million senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.25%, and (3) a five-year $200 million senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.50%.  One of our primary foreign holding companies, Intabex Netherlands, B.V. (Intabex), is co-borrower under the new senior secured revolving credit line, and our portion of the borrowings under that line are limited to $150.0 million principal amount outstanding at any one time.  Intabex is the sole borrower under each of the new senior secured term loans.  One of our primary foreign trading companies, Alliance One International AG (AOIAG), is a guarantor of Intabex’s obligations under the new senior secured credit facility.

          From time to time we may need to enter into various amendments and or waivers under our Senior Secured Credit Agreement seeking specific modification to covenants or provisions therein related to changes in the normal course of business, special one time occurrences, financial performance or other unforeseeable events. On October 28, 2005 we agreed to the First Amendment with the Lenders to the May 13, 2005 Senior Secured Credit Agreement, where a provision was established permitting the payment of fines up to €24 million related to European Commission anti-competition litigation.  Additionally, effective November 30, 2005 the Lenders and ourselves, agreed to the Second Amendment to the May 13, 2005 Senior Secured Credit Agreement, where several sections were modified.  The changes effected by the Second Amendment are described in the Current Report on Form 8-K filed by us on December 1, 2005.

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

          We continuously monitor our compliance with these covenants and we are not aware of any default as of, or for the quarter ended, December 31, 2005. If we were in default or were going to be in default and were unable to obtain the necessary amendments or waivers under our senior secured credit facility, we could be in default with respect to our financial covenants in future quarters, which would give the lenders under that facility the right to terminate that facility and demand repayment of borrowings thereunder.  A demand for repayment under the senior secured credit facility would result in a cross default under the indentures governing our senior notes and senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under our senior secured credit facility would have a material adverse effect on our liquidity and financial condition.

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

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          Repayments of debt as of December 31, 2005 are scheduled as follows:  $81.3 million in fiscal 2006, $156.0 million in each of fiscal years 2007 and 2008, $194.0 million in each of fiscal years 2009 and 2010, and $405.6 million in fiscal years 2011 and thereafter.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At December 31, 2005, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2006.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

RESULTS OF OPERATIONS:

As stated above, the merger of DIMON and Standard was completed during the first quarter of 2006.  As a result of the merger, total revenues and expenses for the three months ended December 31, 2005, which includes both Standard’s and DIMON’s results for the entire quarter, increased significantly compared to the prior year period as the prior period includes the results of DIMON only.  In addition, total revenues and expenses for the nine months ended December 31, 2005, which includes Standard’s results since May 13, 2005 and DIMON’s results for the nine months, increased significantly as well when compared to the prior year period as the prior period includes the results of DIMON only.

          As functional and operational integration activities progress, it becomes increasingly difficult to differentiate between former DIMON and former Standard results which further impairs the comparability of the fiscal 2006 to fiscal 2005 results.

Condensed Statement of Consolidated Income

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in millions)	2005	Increase/ (Decrease)	2004	2005	Increase/ (Decrease)	2004
Sales and other operating revenues	$528.1	$161.7	$366.4	$1,555.1	$ 562.9	$992.2
Gross profit	53.3	14.0	39.3	162.7	14.4	148.3
Selling, administrative and general expenses	40.4	8.4	32.0	124.9	32.6	92.3
Other income	(0.4)	0.2	(0.6)	(0.9)	4.3	(5.2)
Restructuring and asset impairment charges	15.2	14.7	0.5	32.7	30.7	2.0
Debt retirement expense	-	-	-	66.5	66.5	-
Interest expense	28.2	15.1	13.1	83.7	45.7	38.0
Interest income	3.6	3.1	0.5	7.5	5.1	2.4
Derivative financial instruments (income)	(1.2)	1.9	(3.1)	(4.0)	5.7	(9.7)
Income tax expense (benefit)	(3.3)	(2.6)	(0.7)	(23.7)	(34.7)	11.0
Equity in net income of investee companies	-	-	-	0.1	-	0.1
Minority interests (income)	0.1	-	0.1	(0.2)	0.1	(0.3)
Loss from discontinued operations	(0.7)	(0.4)	(0.3)	(15.2)	(9.5)	(5.7)
Net income (loss)	$ (22.9)*	$ (21.0)	$ (1.9)*	$(124.1)*	$(141.2)*	$ 17.1*
*Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information

	Three Months Ended			Nine Months Ended
	December 31,			December 31,
(in millions, except per kilo amounts)	2005	Increase/ (Decrease)	2004	2005	Increase/ (Decrease)	2004
Tobacco sales and other operating revenues:
Sales and other operating revenues	$499.2	$150.8	$348.4	$1,518.0	$548.5	$969.5
Kilos	163.4	52.4	111.0	499.3	180.2	319.1
Average price per kilo	$ 3.05	$ (0.08)	$ 3.13	$ 3.04	$ 0.01	$ 3.03

Processing and other revenues	$ 28.9	$10.9	$ 18.0	$ 37.1	$ 14.4	$ 22.7
Total sales and other operating revenues	$528.1	$161.7	$366.4	$1,555.1	$562.9	$992.2
-23-

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004

Sales and other operating revenues increased 44.1% from $366.4 million in 2004 to $528.1 million in 2005 primarily as a result of the addition of Standard revenues.  The $161.7 million increase is the result of a 47.2% or 52.4 million kilo increase in quantities sold offset by a 2.9% or $0.08 per kilo decrease in average sales prices.  Non-U.S. revenues increased $173.3 million resulting from an increase in volumes of 54.8 million kilos and an increase in sales prices of $0.11 per kilo.  The inclusion of Standard revenues primarily in Brazil, Turkey and Malawi significantly contributed to the increase in non-U.S. revenues this quarter.  U.S. revenues decreased $22.5 million as a result of a slight decrease in volumes of 2.4 million kilos and a decrease from prior year prices of $1.00 per kilo.  U.S. prices decreased primarily as a result of including Standard’s lower priced specialty products in 2005.

Gross profit as a percentage of sales decreased from 10.7% in 2004 to 10.1% in 2005.  However, gross profit increased $14.0 million or 35.6% from $39.3 million in 2004 to $53.3 million in 2005.  The increase in gross profit overall is a result of the inclusion of Standard sales particularly in Turkey and Malawi.  The increase in gross profit was partially offset by several factors which led to a decrease in the overall gross profit percentage as well.  First, while the inclusion of Standard sales contributed significantly to operating results, gross profit on these sales was reduced by $4.4 million as a result of purchase accounting inventory adjustments.  These non-cash adjustments related to the fair value of Standard inventory at May 13, 2005 which was shipped post-merger in the third quarter.  Gross profit also declined due to decreased crop sizes in Zimbabwe and the United States.  In addition, gross profit and gross profit percentage in the Brazil origin continued to decline significantly negatively impacting the results for the quarter.  The 2005 crop was of a poor quality due to adverse weather related growing conditions.  The result, under contract farming, is that certain tobaccos purchased did not meet customer quality requirements.  Operating costs in Brazil increased approximately 20% due to a combination of the effect of the relative strength of the local currency against the U.S. dollar on prices paid to growers for leaf and related processing and conversion costs, coupled with the absorption of local intrastate trade taxes resulting from a change in local laws.  Gross profit was negatively impacted as sales price increases were insufficient to cover these cost escalations.  These factors will continue to affect operating results in Brazil in future quarters.

Selling, administrative and general expenses increased $8.4 million or 26.3% from $32.0 million in 2004 to $40.4 million in 2005.  The increase is primarily due to the additional expenses of Standard as a result of the merger.  Expenses were further increased by the impact of expenses denominated in foreign currencies.

Other Income of $0.4 million in 2005 and $0.6 million in 2004 primarily relate to fixed asset sales.

Restructuring, asset impairment and integration charges were $15.2 million in 2005 compared to $0.5 million in 2004.  The 2005 costs include $10.7 million related to asset impairment charges and $4.5 million related to employee severance and other integration related charges as a result of the merger.  See Notes 2, 3 and 15 for further information.  The 2004 charges are related primarily to employee severance charges in North America.

Interest expense increased $15.1 million from $13.1 million in 2004 to $28.2 million in 2005 due to higher average borrowings of the combined company reflected in the post-merger capital structure as well as higher average rates.

Interest income increased $3.1 million from $0.5 million in 2004 to $3.5 million in 2005 primarily due to higher interest rates and average cash balances in the United States and Zimbabwe.

Derivative financial instruments resulted in a benefit of $1.2 million in 2005 and $3.1 million in 2004.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended December 31, 2005 Compared to Three Months Ended December 31, 2004 (Continued)

Effective tax rates were a benefit of 13% in 2005 and 33% in 2004.  The rates are based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  During the quarter ended December 31, 2005, adjustments of $9.6 million related to an increase in the deferred tax asset valuation allowance adjustments were recorded as specific events.  The net effect on the 2005 tax provision was to adjust the effective tax rate from a benefit of 51% to a benefit of 13%.

Losses from discontinued operations of $0.7 million in 2005 and $0.3 million in 2004 are attributable to the discontinuation of operations in Italy of the combined company and the wool operations of Standard.  See Notes 5 and 6 for further information.

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004

Sales and other operating revenues increased 56.7% from $992.2 million in 2004 to $1,555.1 million in 2005 primarily as a result of the addition of Standard revenues.  The $562.9 million increase is the result of a 56.5% or 180.2 million kilo increase in quantities sold.  There was substantially no change in average sales prices overall.  Non-U.S. revenues increased $538.0 million resulting from an increase in volumes of 175.1 million kilos and an increase of $0.08 per kilo in average sales prices.  The primary increase in non-U.S. revenues is attributable to the merger with Standard in the South American origins of Argentina and Brazil.  Volumes of Argentine tobaccos were further increased due to the timing of shipments between quarters.  Other non-U.S. revenues increased significantly in Turkey and Malawi as a result of the merger as well.  U.S. revenues increased $10.5 million as a result of an increase in volumes of 5.1 million kilos that was partially offset by a decrease from prior year prices of $0.82 per kilo.  U.S. volumes increased as a result of significant shipments this year that were delayed from the prior year and the inclusion of Standard revenues.   U.S. prices decreased primarily as a result of including Standard’s lower priced specialty products in 2005.

Gross profit as a percentage of sales decreased from 14.9% in 2004 to 10.5% in 2005.  Gross profit increased $14.4 million or 9.7% from $148.3 million in 2004 to $162.7 million in 2005.  The increase in gross profit as well as the decrease in gross profit percentage are primarily attributable to two factors.  First, while the inclusion of Standard sales contributed significantly to operating results, gross profit on these sales was reduced by $17.5 million as a result of purchase accounting inventory adjustments.  These non-cash adjustments related to the fair value of Standard inventory at May 13, 2005 which was shipped post-merger in the first nine months.  Further gross profit adjustments of $1.9 million will be made in future quarters as the remaining Standard inventory held at May 13, 2005 is shipped.  Second, a significant decline in gross profit and gross profit percentage in the Brazil origin also negatively impacted the results for the nine months.  The 2005 crop was of a poor quality due to adverse weather related growing conditions.  The result, under contract farming, is that certain tobaccos purchased did not meet customer quality requirements.  Operating costs in Brazil increased approximately 20% due to a combination of the effect of the relative strength of the local currency against the U.S. dollar on prices paid to growers for leaf and related processing and conversion costs, coupled with the absorption of local intrastate trade taxes resulting from a change in local laws.  Gross profit was negatively impacted as sales price increases were insufficient to cover these cost escalations.  These factors will continue to affect operating results in Brazil in future quarters.  Gross profit and the gross profit percentage were also negatively impacted by higher costs due to unfavorable growing conditions in Mozambique and decreased crop sizes in Zimbabwe and the United States.

Selling, administrative and general expenses increased $32.6 million or 35.3% from $92.3 million in 2004 to $124.9 million in 2005.  The increase is primarily due to the additional expenses of Standard as a result of the merger.  Expenses were further increased by the impact of expenses denominated in foreign currencies, primarily a 24% increase in the Brazilian real.

Other Income of $0.9 million in 2005 and $5.2 million in 2004 relate primarily to fixed asset sales.

Restructuring, asset impairment and integration charges were $32.7 million in 2005 compared to $2.0 million in 2004.  The 2005 costs relate to asset impairment charges of $17.1 million and $15.6 million of employee severance and other integration related charges as a result of the merger.  See Notes 2, 3 and 15 for further information.  The 2004 charges are related primarily to employee severance charges in North America.

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

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months Ended December 31, 2005 Compared to Nine Months Ended December 31, 2004 (Continued)

Interest expense increased $45.7 million from $38.0 million in 2004 to $83.7 million in 2005 due to higher average borrowings of the combined company reflected in the post-merger capital structure as well as higher average rates.

Interest income increased $5.1 million from $2.4 million in 2004 to $7.5 million in 2005 primarily due to higher interest rates and average cash balances in the United States, United Kingdom and Zimbabwe.

Derivative financial instruments resulted in a benefit of $4.0 million in 2005 and $9.7 million in 2004.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Effective tax rates were a benefit of 18% in 2005 and an expense of 33% in 2004.  The rates are based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  During the nine months ended December 31, 2005, adjustments of $29.0 million related to deferred tax asset valuation allowance adjustments were recorded as specific events.  The net effect on the 2005 tax provision was to decrease the effective tax rate from a benefit of 39% to 18%.

Losses from discontinued operations of $15.2 million in 2005 and $5.7 million in 2004.  The increase of $9.5 million is due to a $12.0 million assessment related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Italy by the Directorate General for Competition.  The remainder is attributable to the discontinuation of operations in Italy of the combined company and the wool operations of Standard.  See Notes 5 and 6 for further information.

OUTLOOK AND OTHER INFORMATION:

Due to adverse growing conditions, primarily in Brazil, which produced a large but below average quality crop in 2005, there is likely to be an excess supply of certain types and grades of tobacco.  Mitigating this to a degree is that further tobacco production volume reductions occurred in the United States and Zimbabwe in 2005.  These reductions, as well as anticipated future reductions in Western Europe and the anticipated continued lower production in Zimbabwe, have created a shift in the sourcing of customer requirements primarily to Argentina, Brazil, Asia and certain other African countries.  These shifts should serve to keep supply and demand balanced in the aggregate in the near term.

          In the United States, we are operating in the aftermath of the U.S. tobacco quota buyout. The buyout repealed the federal tobacco price support and quota programs beginning with the 2005 crops, provided compensation payments to tobacco quota owners and growers, provided an assessment mechanism for consumer tobacco product manufacturers and importers of consumer tobacco products to fund the buyout, and provided for the disposal of existing flue cured and burley cooperative tobacco stocks. Tobacco can be grown anywhere in the United States, with no limits on volume or protection on price.  The USDA commenced in March 2005 in conjunction with the CCC (Commodity Credit Corporation) a disposition plan for the previously held inventories of the Flue Cured and Burley Cooperatives.  Currently, U.S. strip inventories held by the Flue Cured Stabilization and the Burley Cooperative are down to slightly less than 14,000 tons divided equally between flue-cured and burley tobacco.

          Risk of excess inventory through the non-governmental supply chain will continue to depend on the supply and demand for U.S. leaf tobacco in conjunction with the previously held CCC inventories entering the market place in an orderly manner over the next three years.  Contracting for the upcoming flue-cured crop is complete and production volumes are expected to be up by approximately 15% based on customer demand.

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

Alliance One International, Inc. and Subsidiaries

OUTLOOK AND OTHER INFORMATION: (Continued)

          We continue to face industry challenges in the important Brazilian market.  Our results for the remainder of Fiscal 2006 will continue to be negatively impacted by both the poor quality of the current Brazilian crop and the strength of the Brazilian currency as explained elsewhere herein.

          We will continue to focus on origins around the world that are growing in market importance in an effort to improve financial results.  Although we are optimistic about the longer-term effects of our restructuring plans, it is too early to finalize the benefits that facility consolidation and strategic sourcing will have on our cost structure.

MERGER INTEGRATION

Merger integration remains in line with our strategic plan including over $50 million in cost savings expected to be realized by our March 2006 year end and a further $115 million in potential pre-tax cost savings by fiscal year end 2007.  One time cash costs to complete the integration are still estimated at approximately $55 million to $57 million.  As part of the integration process to strengthen our core business overall, we have focused on achieving appropriate returns that support the strategic rational for our merger, including undertaking asset sales that will continue to have an important role in refining our footprint.  As announced in February, an agreement was reached to sell our Spanish production facilities.  The one time cost related to the sale is expected to be between $13 million and $15 million, which includes cash severance cost and other cash costs expected to be between $8 million and $10 million.  We have also entered into a non-binding letter of intent to sell our interest in the dark air-cured tobacco business, Compania General de Tabacos de Filipinas, S.A.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange losses in our statements of income of $0.7 million and $2.0 million for the three months ended December 31, 2005 and 2004, respectively.  For the nine months ended December 31, 2005 and 2004, we have recognized an exchange gain of $3.4 million and an exchange loss of $0.5 million, respectively.

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

Alliance One International, Inc. and Subsidiaries

Part II. Other Information (Continued)

Item 1. Legal Proceedings (Continued)

          In respect of the Italian investigation, on October 24, 2005, the EC announced that Alliance One and Mindo (our former subsidiary) have been assessed a fine in the aggregate amount of €10.0 million (US$12.0 million) and that, in addition, Alliance One and Transcatab, a subsidiary of Standard prior to its merger into Alliance One earlier this year, have been assessed a fine in the aggregate amount of €14.0 million (US$16.8 million). Several tobacco processors, growers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56.1 million (US$67.3 million), inclusive of the fines imposed on us and our subsidiaries. The EC stated that the fines assessed against us and our Italian subsidiaries were reduced as a result of our cooperation in the investigation.  We have established a reserve for the fines imposed on us and Mindo in the quarter ended September 30, 2005 in the amount of US$12,000. The US$16,800 in fines imposed as a result of conduct of Transcatab and Standard prior to the merger has been reflected as an increase in goodwill on our balance sheet, as required by purchase accounting.  We, along with our Italian and other involved subsidiaries, have appealed the decisions of the Commission to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

None.

Item 6. Exhibits

(a)	Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: February 9, 2006	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	32

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	33

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	34

