Form 10-K
period 2006-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2006-06-23
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2006

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

Alliance One International, Inc.
Virginia	001-13684	54-1746567
(State or other jurisdiction of Incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

8001 Aerial Center Parkway
Morrisville, North Carolina 27560-8417
(Address of principal executive offices)

Telephone Number (919) 379-4300
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Exchange On Which Registered
Common Stock (no par value)	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [X] No [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

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

As of September 30, 2005 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $285 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.  As of June 1, 2006, there were 94,994,000 shares of Common Stock outstanding (no par value), including 7,853,000 shares owned by a wholly-owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 17, 2006) of the registrant is incorporated by reference into Part III hereof.

          The Company is restating  its audited consolidated financial statements for the year ended March 31, 2005 and the transitional nine months ended March 31, 2004, Selected Financial Data, and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations which appeared in its Annual Report on Form 10-K for the year ending March 31, 2005. The restatement relates to Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (SFAS No. 144).

          On March 16, 2006, the Board of Directors of Alliance One International, Inc. made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop.  This decision involves the closure of its three operating entities and will affect approximately 550 permanent employees.

          In January 2004, the Company acquired a majority interest in a non-tobacco entity previously reported using the equity method of accounting.  Production expectations and the development of emerging markets have not met management’s expectations.  As a result, the Company began investigating opportunities for disposal of its non-tobacco operation in fiscal 2006. The Company sold the assets of the non-tobacco entity on April 13, 2006 and all results of operations, including the impairment charge, have been reclassified to discontinued operations.

          Under SFAS No. 144, the Company is required to reclassify amounts related to the Mozambique and non-tobacco operations as discontinued operations on a basis comparable to the current presentation for the periods covered by the restated financial statements.

PART I

ITEM 1. BUSINESS

In this section, unless the context indicates otherwise, the terms “Alliance One,” “we,” “us” and “our” refer to the combined business of DIMON and Standard after completion of the merger of Standard with and into DIMON on May 13, 2005.  The term “DIMON” refers to DIMON Incorporated and its subsidiaries prior to the merger.  The term “Standard” refers to Standard Commercial Corporation and its subsidiaries prior to the merger.

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

OVERVIEW

Our company was renamed Alliance One International, Inc. (Alliance One) on May 13, 2005 concurrent with the merger of Standard with and into DIMON, the third largest and second largest global independent leaf tobacco merchants, respectively.  Accordingly, the information contained herein regarding our fiscal year ended March 31, 2005 and for any other time prior to the completion of the merger relates only to DIMON. Under the terms of the merger, shareholders of Standard received three shares of DIMON’s common stock in exchange for each share of Standard’s common stock.

          With the conclusion of our merger, we are one of only two global independent leaf tobacco merchants, with substantially similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. We select, purchase, process, store, pack and ship tobacco grown in more than 45 countries, serving manufacturers of cigarettes and other consumer tobacco products in more than 90 countries around the world. We process tobacco through a complex mechanized threshing and separating operation and then dry it to meet precise moisture levels in accordance with the customer’s specifications. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers because the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. In an increasing number of important markets, we also provide agronomy expertise for growing leaf tobacco.

          Alliance One holds a leading position in most tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco: the United States, Brazil, Malawi, Turkey, Argentina and Thailand. In addition, we process tobacco in more than 50 owned and third party facilities around the world.  We sell our processed tobacco primarily to large multinational cigarette manufacturers, including Philip Morris, Japan Tobacco, British American Tobacco, Altadis, Imperial Tobacco, R. J. Reynolds Tobacco, Gallaher, Lorillard and others.  Alliance One is a Virginia corporation formed in 1995, and our common stock has been traded on the New York Stock Exchange since 1995.

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

Product (Continued)

          As cigarette manufacturers continue to expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to the semi-perishable nature of unprocessed leaf tobacco and the existence of domestic content laws in certain countries.  We believe that the international expansion of the large multinational cigarette manufacturers will cause these manufacturers to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices.

Geographic Regions of Operation

We have developed an extensive international network through which we purchase, process and sell tobacco.  In addition to our processing facilities in the United States, we own or have an interest in processing facilities in Argentina, Brazil, India and Tanzania, the most significant non-U.S. exporters of flue-cured tobacco, Malawi and Mexico, the leading non-U.S. exporters of burley tobacco, and Greece, Kyrgyzstan, Macedonia and Turkey, the leading exporters of oriental tobacco.  We also have processing facilities in Argentina, Germany, Indonesia, Spain and Zimbabwe.  We have historically contracted with third parties for the processing of tobacco in certain countries including Argentina, Canada, China, Guatemala, India, and certain countries of the former Soviet Union.  In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China, India, Indonesia and Thailand.

          We purchase tobacco in more than 45 countries.  Although a significant portion of the dollar value of tobacco we purchase is produced in the United States, the relative importance of tobacco grown overseas to our profitability has increased steadily.  During the twelve months ended March 31, 2006, approximately 21% of the dollar value of tobacco Alliance One purchased was in the United States.  The recent decreases in U.S. tobacco purchases, due to the shift to direct contract buying, are discussed in "Purchasing" below.  Approximately 29%, 8%, 6%, 5% and 5% of the dollar value of tobacco Alliance One purchased during 2006 was from Brazil, Turkey, Argentina, China, and Malawi, respectively.  The remaining 26% was purchased in more than 40 different countries with no single country accounting for more than 5% of the amount purchased.

          The purchasing, processing, selling and storing of leaf tobacco is similar throughout our business.  However, we maintain regional operating and financial management in North America, South America, Europe, Africa and Asia to monitor our various operations in these areas.  Our financial performance is reviewed at this level and these regions represent our operating segments.  See Note N “Segment Information” to the “Notes to Consolidated Financial Statements” for further information.

Purchasing

Tobacco is now primarily purchased directly from growers ("direct contract buying") with small quantities still sold at auction. Prior to the 2004 crop in the United States, flue-cured and burley tobacco crops were purchased at public auction, but these markets have undergone a fundamental change.  In addition to the leaf merchants, a number of our U.S. customers purchase green tobacco directly from the growers. Although our U.S. facilities continue to process the tobacco purchased directly from growers by our customers, we no longer take ownership of that tobacco and no longer record sales revenues associated with its resale.  The majority of our purchases of U.S. flue-cured and burley tobacco are made through the direct contract buying system where we buy the farmer’s entire crop.  With respect to tobacco purchased by us through this system (and to which we still take title), we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract.  As a result, we work closely with our customers in advance of the crop to estimate our customer requirements and use these estimates as the basis to contract tobaccos directly from farmers.  However, this arrangement has increased the possibility that we may accumulate inventories of grades of tobacco that our customers do not need.  When purchases are made from an auction system, tobaccos are purchased primarily to match specific customer orders.

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

Purchasing (Continued)

          In non-auction markets such as Argentina, Brazil, Bulgaria, China, Greece, Guatemala, Indonesia, Kyrgyzstan, Mexico, Spain, Tanzania, Thailand, Turkey, and Zambia, we purchase tobacco directly from growers or from local entities that have arranged for purchase from growers.  We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders.  Our arrangements with growers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital.  For example, in Brazil, we generally contract to purchase a grower's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered.  Pursuant to these purchase contracts, we provide growers with fertilizer and other materials necessary to grow tobacco and may either directly loan or guarantee Brazilian rural credit loans to growers to finance the crop.  Under longer-term arrangements with growers, we may also finance or guarantee financing on growers' construction of curing barns.   In addition, our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop.  In other non-auction markets, such as Argentina and China, we buy tobacco from local entities that have purchased tobacco from growers and supervise the processing of that tobacco by those local entities.  We believe that our long-standing relationships with our customers are vital to our purchasing operations outside of the auction markets.

Processing

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics.  We own and operate 29 tobacco processing facilities in 17 countries.  Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality.  Accordingly, we have located our processing facilities in proximity to our principal sources of tobacco.

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

          Processed flue-cured and burley tobacco is redried to remove excess moisture so that it can be held in storage by customers or us for long periods of time.  After redrying, whole leaves, bundles, strips or stems and scrap are separately packed in cases, bales, cartons or hogsheads for storage and shipment.  Packed flue-cured and burley tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.  Prior to and during processing, steps are taken to ensure consistent quality of the tobacco, including the regrading and removal of undesirable leaves, dirt and other non-tobacco related material.  Customer representatives are frequently present at our facilities to monitor the processing of their particular orders.  Throughout the processing, our technicians use laboratory test equipment for quality control to ensure that the product meets all customer specifications.

          During 2005 and in prior years, we processed tobacco acquired by various stabilization cooperatives under the domestic price support program in the United States.  We can derive significant revenues from the fees charged for these processing services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program.  While these revenues are not material to our net sales, they result in additional recovery of fixed costs that may be significant to gross profit.  In 2006, as a result of the repeal of the federal tobacco price support and quota programs beginning with the 2005 crops under the “The American Jobs Creation Act of 2004,” we processed no stabilization cooperative tobacco.

Customers and Selling Arrangements

Customers

We ship tobacco to manufacturers of cigarettes and other consumer tobacco products located in more than 90 countries around the world.  We ship to international locations designated by these manufacturers.  A majority of the shipments of tobacco are to factories of these manufacturers that are located outside the United States.  In certain countries we also use commissioned agents to supplement our selling efforts.

Customers and Selling Arrangements (Continued)

Customers (Continued)

          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  Of Alliance One’s 2006, 2005, and 2004 sales and other operating revenues, approximately 18%, 15% and 17%, respectively, were to various tobacco customers which we believe are owned by or under common control of Japan Tobacco Inc. and approximately 34%, 28% and 18%, respectively, were to various tobacco customers which we believe are owned by or under common control of Altria Group, Inc.  We generally have maintained relationships with our customers for more than fifty years.  In 2006, Alliance One delivered approximately 19% of its tobacco sales to customers in the United States, approximately 47% to customers in Europe and the remainder to customers located in Asia, Africa and elsewhere.

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

          In addition to the primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from farmers, and other independent leaf merchants have entered the leaf purchasing and processing business.  We face increasing competition from local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level.  These independent merchants are buying an increasing portion of the crops in certain international markets, particularly Brazil, where these entrants have been able to capitalize in the global transition to that market.

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

Seasonality

The purchasing and processing activities of our tobacco business are seasonal.  Flue-cured tobacco grown in the U.S. is purchased, processed and sold generally during the five-month period beginning in July and ending in November.  U.S.-grown burley tobacco is purchased, processed and sold usually from late November through January or February.  Tobacco grown in Brazil is usually purchased, processed and sold from January through July and in Africa from April through September.  Other markets around the world have similar purchasing periods, although at different times of the year.

          During the purchasing, processing and sales seasons, inventories of unprocessed tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession.  Current liabilities, particularly advances from customers and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets.  At March 31, the end of our fiscal year, the seasonal components of our working capital reflect primarily the operations related to foreign grown tobacco.

Research and Development

We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies.  However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Alliance One Employees

Alliance One’s consolidated entities employed approximately 5,400 persons, excluding seasonal employees, in our worldwide operations at March 31, 2006.  In the U.S. operations, Alliance One’s consolidated entities employed approximately 400 employees at March 31, 2006.  During processing periods the seasonal employees in the United States would number approximately 800.  Most U.S. seasonal employees are covered by collective bargaining agreements.  None of Alliance One’s full-time employees are covered by collective bargaining agreements with the exception of approximately 40 factory personnel.  In the non-U.S. operations, Alliance One’s consolidated entities employed approximately 5,000 persons, excluding approximately 11,000 seasonal employees, at March 31, 2006.  We consider Alliance One’s employee relations to be satisfactory.

Government Regulation and Environmental Compliance

See Item 1A. “Risk Factors” for a discussion of government regulation. Currently there are no material estimated capital expenditures related to environmental control facilities.

Financial Information about Industry Segments, Foreign and Domestic Operations, and Export Sales

In 2006, we reevaluated our historical presentation of one reportable and operating segments and have determined that based on this review, we have five operating segments.  This was due to the Chief Operating Decision Makers’ (“CODM”) evaluation of the performance of the five operating segments based on information included in the management reports presented to the CODM.  The five operating segments are the following geographic regions:  Africa, Asia, Europe, North America and South America.  In reviewing these operations, we have concluded that the economic characteristics of South America are dissimilar from the other operating regions.  Based on this fact, we are disclosing South America separately and have aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions”.  See Note N “Segment Information” to the “Notes to Consolidated Financial Statements” for further information. Information with respect to Alliance One’s working capital appears in "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources."

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company’s executive officers and the capacities in which they serve.  These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
Brian J. Harker	56	Chairman and Chief Executive Officer

Robert E. Harrison	52	President and Chief Operating Officer

James A. Cooley	55	Executive Vice President - Chief Financial Officer

Steven B. Daniels	48	Executive Vice President - Operations

H. Peyton Green, III	56	Executive Vice President - Sales Director

Henry C. Babb	61	Senior Vice President - Chief Legal Officer and Secretary

Michael K. McDaniel	56	Senior Vice President - Human Resources

William D. Pappas	53	Senior Vice President - Chief Information Officer

The business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Brian J. Harker has served as Chairman and Chief Executive Officer of Alliance One International, Inc. since May 2005.  Previously, he served as President and Chief Executive Officer of DIMON Incorporated from May 1999 to May 2005 and as its President and Chief Operating Officer from March 1999 to April 1999.

Robert E. Harrison has served as President and Chief Operating Officer of Alliance One International, Inc. since May 2005.  Previously, he was President and Chief Executive Officer of Standard Commercial Corporation from August 1996, and its Chairman from August 2003 to May 2005.

James A. Cooley has served as Executive Vice President - Chief Financial Officer of Alliance One International, Inc. since May 2005.  Previously, he served as Senior Vice President - Chief Financial Officer of DIMON Incorporated from March 1999 to May 2005.

Steven B. Daniels has served as Executive Vice President - Operations of Alliance One International, Inc. since May 2005.  Previously, he served as President and Chief Operating Officer of DIMON Incorporated from March 2003 to May 2005; Senior Vice President - Operations Director from October 2001 until February 2003, and Senior Vice President - Regional Director Latin America/Africa from March 1999 to October 2001.  As part of the continuing integration of DIMON and Standard, Mr. Daniels’ employment will end June 30, 2006.

H. Peyton Green, III has served as Executive Vice President – Sales Director of Alliance One International, Inc. since May 2005.  Previously, he served as Executive Vice President – Sales Director of DIMON Incorporated from March 2003 to May 2005, and Senior Vice President – Sales and Marketing from November 1998 to March 2003.

Henry C. Babb has served as Senior Vice President - Chief Legal Officer and Secretary of Alliance One International, Inc. since May 2005.  Previously, he served as Senior Vice President - Public Affairs, General Counsel and Secretary of Standard Commercial Corporation from April 2004 to May 2005.  Mr. Babb joined Standard in December 1997 as Vice President - Public Affairs and General Counsel, was appointed Secretary in June 1998 and was appointed Senior Vice President in April 2004.

Michael K. McDaniel has served as Senior Vice President - Human Resources of Alliance One International, Inc. since May 2005.  Previously, he served as Senior Vice President - Human Resources of Standard Commercial Corporation from April 2004 to May 2005, Vice President - Human Resources of Standard from June 1997 to April 2004.

William D. Pappas has served as Senior Vice President - Chief Information Officer of Alliance One International, Inc. since May 2005.  Previously, he served as Chief Information Officer of DIMON Incorporated from December 2004 to May 2005. Mr. Pappas joined DIMON as Vice President - Information Technology in March 1998 and was appointed Vice President - Chief Technology Officer in October 2001.

ITEM 1A. RISK FACTORS

The following risk factors should be read carefully in connection with evaluating our business and the forward-looking statements contained in this Annual Report on Form 10-K. Any of the following risks could materially adversely affect our business, our operating results, our financial condition and the actual outcome of matters as to which forward-looking statements are made in this Annual Report.

          We may from time to time make written or oral forward-looking statements, including statements contained in filings with the SEC, in reports to stockholders and in press releases and investor calls and webcasts. You can identify these forward-looking statements by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. You can also identify them by the fact that they do not relate strictly to historical or current facts.

          We cannot guarantee that any forward-looking statement will be realized, although we believe we have been prudent in our plans and assumptions. Achievement of future results is subject to risks, uncertainties and inaccurate assumptions. Should known or unknown risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could vary materially from those anticipated, estimated or projected. Investors should bear this in mind as they consider forward-looking statements and whether to invest in or remain invested in Alliance One International, Inc. securities. In connection with the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we are identifying important risk factors that, individually or in the aggregate, could cause actual results and outcomes to differ materially from those contained in any forward-looking statements made by us; any such statement is qualified by reference to the following cautionary statements. We elaborate on these and other risks we face throughout this document. You should understand that it is not possible to predict or identify all risk factors. Consequently, you should not consider the following to be a complete discussion of all potential risks or uncertainties. We do not undertake to update any forward-looking statement that we may make from time to time.

Risks Relating To Our Operations

Global shifts in sourcing customer requirements may negatively impact our operating results.

The global leaf tobacco industry is currently experiencing shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred and may continue to occur in the United States, Zimbabwe and Western Europe.  At the same time, production volumes in other sourcing origins, such as Brazil and other areas in South and Central America have grown.  This shift in sourcing origins in Europe may be exacerbated by modifications to the tobacco price support system in the European Union (EU).  The Agricultural Counsel of the EU recently implemented changes in the quota and volume programs across the EU that may result in material reductions in production volumes in certain EU countries after 2006.  The implementation of these new programs will vary significantly by each EU country, decreasing our ability to plan effectively for the longer term in Europe.

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

ITEM 1A. RISK FACTORS (Continued)

Risks Relating To Our Operations (Continued)

When we purchase tobacco directly from growers, we bear the risk that the tobacco will not meet our customers’ quality and quantity requirements.

In countries where we contract directly with tobacco growers, including Argentina, Brazil, the United States and certain African countries, we bear the risk that the tobacco delivered will not meet quality and quantity requirements of our customers.  If the tobacco does not meet such market requirements, we may not be able to sell the tobacco we agreed to buy and may not be able to meet all of our customers’ orders, which would have an adverse effect on profitability and results of operations.

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

          Approximately 18%, 15% and 17%, respectively, of Alliance One’s consolidated tobacco sales in 2006, 2005 and 2004, were to various tobacco customers which we believe are owned by or under common control of Japan Tobacco Inc. and approximately 34%, 28% and 18%, respectively, were to various tobacco customers which we believe are owned by or under common control of Altria Group, Inc.  No other customer accounts for more than 10% of Alliance One’s sales.

          In addition, tobacco product manufacturers are experiencing consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services.  The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

We face increased risks of doing business due to the extent of our international operations.

We do business in more than 45 countries, many of which do not have stable economies or governments.  Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries.  These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from growers.

          We have expanded our international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco.  We have significant investments in our purchasing, processing and exporting operations in Argentina, Brazil, Malawi, Tanzania, Zimbabwe and Turkey.

          In recent years, economic problems in Zimbabwe and Brazil have received wide publicity related to devaluation and appreciation of the local currency and inflation. Devaluation and appreciation can affect our purchase costs of tobacco and our processing costs.

          Zimbabwe remains in a period of civil unrest and has a deteriorating economy.  Should the current political situation continue, we could experience disruptions and delays associated with our Zimbabwe operations.  The government’s forced land resettlement program has caused disruptions to both tobacco and food farm production in Zimbabwe.  The volume of the 2003 tobacco crop declined by approximately 49% in comparison to the prior year crop from 165 to 85 million kilos.  The 2004 crop further decreased to 69 million kilos.  The 2005 crop remained virtually unchanged at 72 million kilos.  Early estimates of the 2006 crop are projecting 55 million to 60 million kilos.  Direct contract purchasing was implemented with the 2004 crop and provides a more stable source of tobacco; however, funds advanced in local currency are at risk of recovery and devaluation.

ITEM 1A. RISK FACTORS (Continued)

Risks Relating To Our Operations (Continued)

We face increased risks of doing business due to the extent of our international operations. (Continued)

At March 31, 2006, as a result of the political environment, economic instability, foreign currency controls and governmental regulations, we deconsolidated our subsidiaries and recorded an impairment charge of $47.9 million to reduce our investment in Zimbabwe to its estimated fair value of approximately $24.5 million.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

          Farmers in Malawi have recently protested the current crop auction pricing levels. Any disruption in the marketing of the crop in Malawi would have a significant impact on world supply of burley tobacco and on our financial results.

          We are subject to potentially inconsistent actions by the governments of certain foreign countries in which we operate which may have significant impact on our financial results. In 2006, our concession to promote tobacco production in the Chifunde district of Mozambique was terminated by the government.  We assessed our remaining Mozambique operations without the Chifunde district and determined that it was not in our economic interest to remain in Mozambique without this strategic district.  Consequently, after the 2006 crop, operations within Mozambique will discontinue.

Our exposure to changes in foreign tax regimes could adversely impact our business.

We do business in countries that have tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change.  This is especially true with regard to international transfer pricing.  Our earnings could be reduced by the uncertain and changing nature of these tax regimes.

          Effective January 1, 2005, the government of Rio Grande do Sul, the state in which our subsidiaries operate in Brazil, adopted changes in their Imposto Sobre Circulação de Mercadorias e Serviços (“ICMS”), a tax on the transfer of goods and services between states within Brazil.  Under the prior tax regime, our transfers of leaf tobacco and processed tobacco inventory between states in Brazil was taxed but these transfers also generated tax credits that were used to offset ICMS tax obligations generated on interstate sales of tobacco or were transferable to third parties at a current market discount rate.  Pursuant to the recently adopted changes, these tax credits may not be used to reduce overall tax exposure by third parties by more than 10% of the generating company’s tax liability in any tax year, severely reducing our ability to sell excess tax credits to others.  These changes to the ICMS tax regime have impacted and are likely to substantially increase our cost of doing business in Brazil.  It is difficult to predict the extent of the effect of this change on our results of operations.  If we are unable to pass this additional cost of doing business in Brazil on to our customers, the impact of this change in tax law will be material to our earnings from that region.  We understand certain trade and industry groups are taking steps to reverse this recent change, but there can be no assurance that these tax amendments will be reversed in the foreseeable future or at all.

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

          In recent years, economic problems in Zimbabwe have resulted in significant devaluation of the local currency and inflation. If we are unable to minimize Zimbabwe currency risk by effectively matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the local currency then devaluation can have a material affect on our tobacco purchase and processing costs.

          In addition, the devaluation of foreign currencies, particularly Asian and Eastern European currencies, has resulted and may in the future result in reduced purchasing power from customers in these areas.  We may incur a loss of business as a result of the devaluation of these currencies now or in the future.

ITEM 1A. RISK FACTORS (Continued)

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

          In addition, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002.  As a result of adoption of SFAS No. 142, we no longer amortize goodwill.  However, if we determine that there has been a material impairment to goodwill, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period.  During our annual test for impairment of goodwill (Step 1), it was determined that indicators of impairment were present.  As a result of certain reporting units failing Step 1 we measured the impairment loss, if any, by comparing the implied fair value of the reporting unit with the carrying amount of goodwill (Step 2).  The fair value of the reporting unit was estimated using the expected present value of future cash flows.  Based on this analysis we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter of fiscal 2006 related to the operating segments of North America and South America.  See Note E “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 1A. RISK FACTORS (Continued)

Risks Relating to the Merger with Standard Commercial Corporation

If Alliance One fails to realize the anticipated cost savings and other benefits of the merger, the merger could adversely affect Alliance One’s financial performance.

          The success of the merger will depend, in part, on our ability to realize anticipated cost savings from combining the businesses of DIMON and Standard.  We believe we can realize substantial cost savings, which are expected to be phased in during the first two years following the merger.  However, to achieve the anticipated benefits from the merger, we must successfully complete combining the businesses of DIMON and Standard in a manner that permits those cost savings to be realized while minimizing the costs of integration.  If we are not able to successfully achieve these objectives, the anticipated benefits of the merger may not be realized fully or at all or may take longer to realize than expected.  If a large portion of the anticipated cost savings are not achieved, the merger could adversely affect Alliance One’s financial performance.

         In addition, DIMON and Standard operated independently until May 13, 2005.  It is possible that the merger and integration process could result in the loss of key employees, the disruption of our ongoing businesses or inconsistencies in standards, controls, procedures and policies, any of which could adversely affect our ability to maintain relationships with customers and employees or our ability to achieve the anticipated benefits of the merger or could reduce our earnings.

           Our ability to achieve our anticipated net cost savings will also be impacted by the cost of integrating the two companies.  One time cash costs to complete the integration are still estimated at approximately $55.0 million to $57.0 million.

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

           At March 31, 2006, Alliance One’s subsidiaries had seasonally adjusted operating lines of $599.4 million, excluding all long term agreements; had borrowed $299.9 million under those operating lines with a weighted average interest rate of 5.04%; and had approximately $232.9 million available under these operating lines.  Alliance One’s total maximum borrowings under these operating lines, excluding the long term credit agreements, during the year ended March 31, 2006 were $672.7 million.

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

ITEM 1A. RISK FACTORS (Continued)

Risks Related to Our Capital Structure (Continued)

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay dividends and make certain investments and subjecting us to additional risks.

Following the completion of our merger and related refinancings, we have a significant amount of indebtedness and debt service obligations.  Our substantial debt will have important consequences, including:

• that our indebtedness may make it more difficult for us to pay our other obligations;

•

that our indebtedness may limit our ability to obtain additional financing on satisfactory terms and to otherwise fund working capital, capital expenditures, debt refinancing, acquisitions and other general corporate requirements;

•

that a significant portion of our cash flow from operations must be dedicated to paying interest on and the repayment of the principal of our indebtedness, which reduces the amount of cash we have available for making principal and interest payments under our indebtedness and for other purposes and makes us more vulnerable to a decrease in demand for leaf tobacco, increases in our operating costs or general economic or industry conditions;

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

           In addition, the indentures governing the notes and our new senior secured credit facility each contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Also, a substantial portion of our debt, including borrowings under our new senior secured credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the notes will restrict, but will not completely prohibit, us from doing so.  Our new senior secured credit facility provides for a $300 million revolving credit line.  There were no borrowings under this facility at March 31, 2006.  If new debt is added to our current debt levels, the related risks we now face could intensify.

The indentures governing the notes and our new senior secured credit facility contain, and in the future could contain additional, covenants and tests that limit our ability to take actions or cause us to take actions we may not normally take.

The indentures governing the notes and our new senior secured credit facility will contain a number of significant covenants. These covenants will limit our ability to, among other things:
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

ITEM 1A. RISK FACTORS (Continued)

Risks Related to Our Capital Structure (Continued)

The indentures governing the notes and our new senior secured credit facility contain, and in the future could contain additional, covenants and tests that limit our ability to take actions or cause us to take actions we may not normally take. (Continued)

          Our new senior secured credit facility and the indenture will require us to meet certain financial tests. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take.  The failure to comply with these covenants and tests would cause a default under the credit facility and, under the indenture, would prevent us from taking certain actions, such as incurring additional debt, paying dividends or redeeming subordinated debt.  A default, if not waived, could result in the debt under our new senior secured credit facility and the indenture becoming immediately due and payable and could result in a default or acceleration of our other indebtedness with cross-default provisions.  If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it.  Even if new financing is available, it may not be on terms that are acceptable to us.

Alliance One has had to amend or obtain waivers under its existing financing arrangements to avoid future defaults or cure past defaults.

Alliance One has sought and obtained waivers under its existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants. Alliance One also paid significant fees to obtain these waivers and consents.

Amendment to Credit Facility

In the Fall 2005, we determined that we may not be able to comply in future periods with certain financial covenants in our senior credit facility.  Accordingly, we entered into discussions with our lenders to amend the credit facility to provide for additional financial and operating flexibility.  In November 2005, we entered into an amendment to our senior credit facility to relax certain financial covenants, including, but not limited to:

•

the minimum consolidated interest coverage ratio that must be maintained;

•

the maximum consolidated leverage ratio that must be maintained; and

•

the establishment of a fixed maximum consolidated total senior debt to borrowing base ratio that must be maintained.

The amendment also changed certain negative covenants in the credit facility, including, but not limited to:

•

a reduction in the maximum permitted amount of uncommitted inventory;

•

a decrease in the maximum capital expenditures to $40 million per year; and

•

a prohibition of certain restricted payments, including dividends to holders of Alliance One common stock, until the first fiscal quarter during which we have fully complied with the original financial covenants.

As a result of this amendment, we were able to relax some covenants, but other covenants were changed or tightened. In addition, the interest rates on borrowings under the facility were increased.

Waivers Under Senior Note Indentures

          In October 2004, Alliance One determined that defaults had occurred under the limitation on restricted payments covenant in the indentures relating to both its $200.0 million 9 5/8% senior notes due 2011 and its $125.0 million 7 ¾% senior notes due 2013, and that, by definition, the defaults under the senior notes indentures created automatic defaults under Alliance One’s $150.0 million syndicated credit facility and certain operating lines of credit, neither of which could be automatically remedied by a waiver of the defaults under the senior notes indentures.

          The defaults related to the determination of amounts available to make certain restricted payments under the associated senior notes indentures. The payments in question were four dividend payments on Alliance One’s common stock made between December 2003 and September 2004 (totaling approximately $13.5 million) and investments in a majority-owned subsidiary during the same period (totaling approximately $8.7 million).  The restrictions on restricted payments in the senior notes indentures provide that Alliance One may not make certain restricted payments unless (a) it has the ability to borrow funds under a fixed charge coverage ratio, and (b) has sufficient availability in an accumulating restricted payments “basket.”

          Alliance One solicited and, on November 1, 2004 obtained, consents from the holders of its notes to a waiver of the defaults under the senior notes indentures and an amendment of the related covenants to allow additional time to bring its operations into compliance. The amendment to the indentures allowed Alliance One to pay dividends to holders of its common stock, without regard to the fixed charge coverage ratio, at the current rate through June 30, 2005.  The senior notes outstanding under these indentures were repurchased as of May 13, 2005.  The indentures governing the senior notes issued in connection with our refinancing on May 13, 2005 contain similar restricted payment covenants.

You should consider the matters described above in evaluating Alliance One’s ability to comply with restrictive covenants in its debt instruments and the financial costs of its ability to do so.

ITEM 1A. RISK FACTORS (Continued)

Risks Related to Our Capital Structure (Continued)

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

Failure of foreign banks in which our subsidiaries deposit funds or the failure to transfer funds or honor withdrawals may affect our results of operations.

Funds held by our foreign subsidiaries are often deposited in their local banks.  Banks in certain foreign jurisdictions may be subject to a higher rate of failure or may not honor withdrawals of deposited funds. In addition, the countries in which these local banks operate may lack sufficient regulatory oversight or suffer from structural weaknesses in the local banking system. Due to uncertainties and risks relating to the political stability of certain foreign governments, these local banks also may be subject to exchange controls and therefore unable to perform transfers of certain currencies. If our ability to gain access to these funds was impaired, it could have a material adverse effect on our results of operations.

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

ITEM 1A. RISK FACTORS (Continued)

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

ITEM 1A. RISK FACTORS (Continued)

Risks Relating to the Tobacco Industry (Continued)

Legislative and regulatory initiatives could reduce consumption of consumer tobacco products and demand for our services. (Continued)

          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking.  In some cases, such restrictions are more onerous than those in the United States.  For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries.  Further, in May of 2003, the World Health Organization adopted a treaty, the Framework Convention for Tobacco Control, which requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.  The treaty will take effect after forty countries ratify it and must be implemented by national laws in the ratifying nations.  To date, 168 parties have signed the treaty, and 129 countries have ratified the treaty.

Due to the present regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales may not continue and that existing sales may decline.

We have been, and continue to be, subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying practices.

The leaf tobacco industry, from time to time, has been the subject of government investigations regarding trade practices.  For example, in 1998 Alliance One was the subject of an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry.  More recently, we were named defendants in the DeLoach, et al. v. Philip Morris Companies Inc. et al., antitrust class action litigation alleging a conspiracy to rig bids in the tobacco auction markets. Alliance One, along with all but one of the other defendants, entered into a settlement agreement with the plaintiffs which received final approval, and which accorded it a full release from all the claims.  In exchange for such settlement, Alliance One contributed $6.0 million towards a larger total settlement agreement.

          Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries. Alliance One and Standard subsidiaries in Spain, Italy and Greece have been subject to these investigations. In 2004, the EC fined Alliance One and its Spanish subsidiaries €4.4 million (US$5.7 million) solely relating to the investigations in Spain. In respect of the Italian investigation, in October 2005, the EC announced that Alliance One and Mindo (its former subsidiary) have been assessed a fine in the aggregate amount of €10 million (US$12 million) and that, in addition, Alliance One and Transcatab, a subsidiary of Standard prior to its merger into DIMON, have been assessed a fine in the aggregate amount of €14 million (US$16.8 million). Several tobacco processors, growers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56 million (US$67 million), inclusive of the fines imposed on Alliance One and its subsidiaries. Alliance One, along with the applicable subsidiaries, have appealed the decisions of the Commission with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

          In March 2005, the EC informed Alliance One that it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices. In relation to these investigations into certain tobacco buying and selling practices, the DGCOMP could decide to pursue investigations into other countries and additional fines may be assessed in those countries.

          The Company has recently been made aware of a review by the Malawi Government of the operation of its tobacco auction markets.  Although the Government’s preliminary report suggests that there may have been violations by the leaf dealer industry of certain Malawi competition laws, the review is at an early stage and it is not possible to predict its outcome or its possible impact on the Company.  The Company will continue to cooperate with the relevant authorities and is conducting its own internal investigation.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2006.

Corporate
Our corporate headquarters are located in Morrisville, North Carolina.

Facilities

We own a total of 29 processing facilities in 17 countries.  We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season.  While we believe our processing facilities have been efficiently utilized, we have conducted a strategic review to compare our production capacity and organization with the major transition occurring in global sourcing of tobacco.  We also believe our domestic processing facilities and certain foreign processing facilities have the capacity to process additional volumes of tobacco if required by customer demand.

The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE	AREA IN SQUARE FEET

SOUTH AMERICA SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE	1,378,000
SANTA CRUZ, BRAZIL	FACTORY/STORAGE	2,152,000
VERA CRUZ, BRAZIL	STORAGE	311,000
EL CARRIL, ARGENTINA	FACTORY/STORAGE	389,000

OTHER REGIONS SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE	1,618,000
FARMVILLE, N.C.	FACTORY/STORAGE	895,000
LAKE CITY, S.C.	STORAGE	252,000
DANVILLE. VA	STORAGE	907,000

AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE	1,662,000
MOROGORO, TANZANIA	FACTORY/STORAGE	741,000
HARARE, ZIMBABWE	FACTORY/STORAGE	1,080,000

EUROPE
IZMIR, TURKEY	FACTORY/STORAGE	1,431,000
THESSALONIKI, GREECE	FACTORY/STORAGE	378,000
KARLSRUHE, GERMANY	FACTORY/STORAGE	236,000

ASIA
NGORO, INDONESIA	FACTORY/STORAGE	324,000

ITEM 3. LEGAL PROCEEDINGS

Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries. DIMON and Standard subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined DIMON and its Spanish subsidiaries €2.6 million (US$3.4 million) and Standard and its Spanish subsidiaries €1.82 million (US$2.3 million).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that Alliance One and Mindo (our former subsidiary) have been assessed a fine in the aggregate amount of €10 million (US$12 million) and that, in addition, Alliance One and Transcatab, a subsidiary of Standard prior to its merger into DIMON, have been assessed a fine in the aggregate amount of €14 million (US$16.8 million).  With respect to both the Spanish and Italian investigations, the fines imposed on us and our predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed DIMON and Standard in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  We, along with our applicable subsidiaries, have appealed the decisions of the Commission with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.  We fully recognized the impact of each of the fines set forth above, and actually paid all of such fines as part of the appeal process.

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

	Alliance One Common Stock
	High	Low	Dividends Declared
Year Ended March 31, 2006
Fourth Quarter	$5.06	$3.59	$.000
Third Quarter	4.32	2.16	.000
Second Quarter	6.30	3.28	.030
First Quarter	6.80	5.61	.075

Year Ended March 31, 2005
Fourth Quarter	$6.94	$5.76	$.075
Third Quarter	6.74	5.74	.075
Second Quarter	5.97	5.04	.075
First Quarter	7.72	5.50	.075

As of March 31, 2006, there were approximately 7,658 shareholders, including approximately 6,600 beneficial holders of our common stock.

          The payment of dividends by Alliance One is subject to the discretion of our board of directors and will depend on business conditions and compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations and other factors.  The second amendment to our senior secured credit facility prohibits us from making certain restricted payments, including dividends to holders of our common stock, until the first fiscal quarter during which the Company has fully complied with the original financial covenants set forth in the credit agreement.

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

EQUITY COMPENSATION PLAN INFORMATION as of March 31, 2006

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (1)

Equity Compensation Plans Approved by Security Holders	3,813,192	6.69	1,771,245

Equity Compensation Plans Not Approved by Security Holders	0	Not Applicable	0

Total	3,813,192	6.69	1,771,245

(1)

The 2003 Incentive Plan allows for certain of these shares to be issued in the form of restricted stock grants.  Further, the Number of Securities Remaining Available for Future Issuance as set forth in this column (c) will increase by the Number of Securities to be Issued (as reflected in column (a)) which are associated with options, rights and warrants that are forfeited from time to time.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS Alliance One International, Inc. and Subsidiaries

The information presented in the table below includes periods ending prior to the completion of our merger with Standard Commercial Corporation on May 13, 2005.  Accordingly, the information presented does not include any results of operations or other information related to Standard for periods ending March 31, 2005, nine months ended March 31, 2004, June 30, 2003 and June 30, 2002.

			Nine Months
	Years Ended March 31,		Ended	Years Ended June 30,
(in thousands, except per share amounts and number of stockholders)	2006	2005	March 31, 2004 (3)	2003	2002
Summary of Operations
Sales and other operating revenues	$2,112,685	$1,300,118	$ 797,525	$1,194,960	$1,189,395
Goodwill Impairment	256,916	-	-	-	-
Restructuring and asset impairment
charges	85,411	2,836	16,398	-	-
Debt retirement expense	66,474	-	-	-	-
Income (loss) from continuing operations	(423,342)	24,441	(17,511)	28,482	26,526
Income (loss) from discontinued operations	(24,104)	(11,153)	(15,357)	(425)	950
Net Income (Loss)	(447,446)	13,288	(32,868)	28,057	27,476

Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(5.21)	$.55	$(.40)	$.64	$.60
Income (loss) from discontinued operations	(.30)	(.25)	(.33)	(.01)	.02
Net income (loss)	(5.51)	.30	(.73)	.63	.62

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(5.21)	$.54	$(.40)	$.63	$.59
Income (loss) from discontinued operations	(.30)	(.25)	(.33)	(.01)	.02
Net income (loss)	(5.51)*	.29*	(.73)*	.62*	.61*

Cash dividends paid	.105	.30	.225	.275	.20
Book value	2.46	9.13	9.19	10.16	9.74

Balance Sheet Data
Working capital	$ 538,913	$ 473,063	$ 426,605	$ 444,401	$ 436,553
Total assets	1,904,124	1,404,059	1,357,404	1,353,152	1,277,090
Revolving Credit Notes and Other
Long-Term Debt	744,494	486,412	421,009	424,897	402,211
Stockholders’ equity	214,187	414,312	414,885	454,573	434,663

Other Data
Ratio of Earnings to Fixed Charges (1)	-	1.65	-	1.75	1.73
Common shares outstanding at year end	94,963	45,368	45,162	44,737	44,640
Number of stockholders at year end (2)	7,658	7,641	5,945	5,946	6,025

*    Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss)       per share. In connection with the closing of the merger with Standard many of the Company’s financing arrangements were       refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  For the       year ended March 31, 2006 and the nine months ended March 31, 2004, all outstanding restricted stock and stock options       are excluded because their inclusion would have an antidilutive effect on the loss per share.

1) In 2006 and 2004, the coverage deficiency for fixed charges was approximately $442.1 million and $17.3 million respectively.

2) Includes the number of stockholders of record and non-objecting beneficial owners.

3) In June 2003, we changed our fiscal year to March 31. As a result of this change, we reported a nine month transition year ending March 31, 2004.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Our company was renamed Alliance One International, Inc. on May 13, 2005, concurrent with the merger of Standard Commercial Corporation with and into DIMON Incorporated, the third largest and second largest global independent leaf tobacco merchants, respectively.  Accordingly, the information regarding our fiscal year ended March 31, 2005 and for any other time prior to the completion of our merger in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” relates only to DIMON Incorporated.  The progression of functional and operational integration activities have made differentiation between former DIMON and former Standard results increasingly difficult which impairs the comparability of fiscal years 2006 and 2005 results.

Executive Overview

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Operating Results

Sales and gross profit increased over the prior twelve months due to the merger.  However, gross margins were negatively impacted by purchase accounting adjustments for the inventory acquired in the merger and higher product costs in certain areas, particularly in Brazil.  The purchase accounting adjustments resulted from the write-up of Standard’s inventory to reflect the acquired fair value as of the acquisition date.  The write-up to fair value resulted in an increase of approximately $18 million in costs of sales as the inventory was sold.

Selling, administrative and general expenses (SG&A) have increased in 2006 due to inclusion of Standard’s SG&A expenses and the effect of the continued weakening of the U.S. dollar.

Restructuring and Asset Impairment Charges

Restructuring and asset impairment charges of $85.4 million were incurred during 2006 related to merger and asset valuation issues.  The Company recorded an impairment charge on its Zimbabwe operations to adjust the investment in those operations to the estimated fair market value.  This was necessary after the Company decided to deconsolidate Zimbabwe at March 31, 2006 due to foreign exchange controls and other government restrictions.   The major 2006 initiatives are highlighted below.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

• Asset impairment and other non-cash charges for $15.3 million
• Zimbabwe investment impairment for $47.9 million
• Severance and other charges for $22.2 million

Goodwill Impairment Charges

We test the carrying amount of goodwill for each operating segment annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred (Step 1). When a possible impairment for an operating segment is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of the net assets of the operating segment excluding goodwill to the total fair value (Step 2).  The fair value of the reporting unit is estimated using the expected present value of future cash flows. As a result of certain reporting units failing Step 1, we completed Step 2 to measure the impairment loss, if any.  Based on this analysis we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter of fiscal 2006 related to the operating segments of North America and South America.

See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

Discontinued Operations

During 2006, our operations in Mozambique and a non-tobacco entity were added to discontinued operations.  Standard’s wool and Italian operations acquired in the merger are also being reported in discontinued operations.  Our Italian operations were discontinued in 2005.  The majority of the discontinued operations loss for 2006 of $24.1 million is due to a penalty levied by the Directorate General for Competition of the European Commission for $12.0 million and the remainder is primarily attributable to the non-tobacco, Italy and Mozambique operating losses.  The results of operations and the assets and liabilities have been reclassified and presented as discontinued operations in the financial statements and related notes for all periods presented herein. See Note C “Discontinued Operations” to the "Notes to Consolidated Financial Statements" for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity

As a result of the merger of DIMON and Standard, many of the pre-merger financing arrangements had to be replaced either due to change in control clauses in the underlying financing agreements or because we would not have been able to comply with certain covenants in those agreements as of the closing of, or immediately after the merger.  Our long-term borrowings consist of senior notes, subordinated debentures and revolving credit notes.  We also have short-term lines of credit available with a number of banks to provide needed working capital during the seasonal peaks of our business.  Our tobacco purchasing and processing are capital intensive and historically we have needed capital in excess of cash flow from operations to finance accounts receivable and inventory.  At March 31, 2006 we had $26.0 million in cash on our balance sheet, no borrowings under our $300.0 million revolving credit facility with $300.0 million available and $299.9 million outstanding under foreign lines with $232.9 million available under those lines for a total of $558.9 million of debt availability and cash on hand around the world, excluding $30.1 million in issued but unfunded letters of credit with $36.6 million of letters of credit available.  Other sources of liquidity as of March 31, 2006 included $19.0 million funded under a $25.0 million limited recourse receivable purchase program with one of our lenders and customer pre-financed purchases of $226.4 million.  See Note G “Short-term Borrowing Arrangements” to the “Notes to Consolidated Financial Statements” for further information.

          As our integration continues, our focus remains on management of cash, currency, inventory and accounts receivable.  During the current year we recorded non-cash charges of $320.1 million of which $63.2 million related to restructuring and asset impairment charges and $256.9 million related to an impairment of goodwill.  After affecting our net loss for these non-cash items, our operating cash flows improved $86.0 million over the prior year.

Outlook

The strategy behind our merger and the creation of Alliance One is simple, and has not changed:  We are seeking to create the profile of a strategic leaf supply partner with the footprint and scale necessary to drive efficiency, sustainability and long-term shareholder value in what remains an intensely competitive global industry.  We continue to transition the combined operations of both predecessor companies to create a truly unified and integrated Alliance One with an unswerving focus on our core business, combined with the systematic exiting of marginal and/or unprofitable origins or businesses.  Most of our initiatives and actions were begun in fiscal 2006 and we are proceeding on plan to complete the integration process, refine our footprint and further improve the company’s performance in fiscal 2007.

          Our focus in fiscal 2007 will be on profit improvement and debt reduction.  The former will come from a combination of cost reductions, efficiency improvements and improved pricing, while the latter will be achieved through aggressive working capital management to reduce the operating cycle, including reduced leaf production in certain key origins to minimize inventory and investments.

          We remain totally committed to our customer-focused strategy, and we are confident that this strategy, with our merger as its cornerstone, will position us to enhance our already strong customer relationships and allow us to grow with our customers.  As such, we will continue to focus our attention and resources on those origins that are growing in market importance, on delivering outstanding customer service, exercising expense discipline, and above all, delivering the full benefits of the merger.  See Note B “Merger of DIMON Incorporated and Standard Commercial Corporation” to the “Notes to Consolidated Financial Statements” for further information.

Merger Integration

Merger integration remains in line with our strategic plan including over $50 million in cost savings realized in fiscal 2006 which we anticipate will increase to $115 million annually by fiscal 2007.  One time cash costs to complete the integration are still estimated at approximately $55 million to $57 million.  As part of the integration process to strengthen our core business overall, we have focused on achieving appropriate returns that support the strategic rational for our merger, including undertaking asset sales that will continue to have an important role in refining our footprint.  As announced in February, an agreement was reached to sell our Spanish production facilities.  The one time cost related to the sale is expected to be between $13 million and $15 million, which includes cash severance cost and other cash costs expected to be between $8 million and $10 million.  We have also entered into a non-binding letter of intent to sell our interest in the dark air-cured tobacco business, Compania General de Tabacos de Filipinas, S.A.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Environment

Global

Although, in the aggregate, excess supply currently exists, near term production adjustments should trend towards a balance of supply and demand.  Uncommitted tobaccos held in the major exporting countries have increased slightly but are below average in quality. Filler tobaccos from other countries are in adequate supply.  As anticipated, future reductions in Western Europe have created a shift in the sourcing of customer requirements primarily to South America, Asia and certain African countries other than Zimbabwe over the last several years.  This has and will continue to impact the ongoing requirements of our organizational structure and asset base.

Africa

The political and economic turmoil in Zimbabwe continues to present uncertainties as the country remains in a period of civil unrest accompanied by a deteriorating economy and food shortages.  In accordance with Accounting Research Bulletin (ARB) 51 “Consolidated Financial Statements,” subsidiaries for which control does not rest with the parent due to severe foreign exchange restrictions or governmentally imposed uncertainties should not be consolidated.  Based on the factors above, we deconsolidated our operations in Zimbabwe at March 31, 2006.  Brazil, Argentina and certain other African countries have been the direct beneficiaries of the dramatic reduction of the Zimbabwe crop.  Increases in the production of African burley have tended to exceed demand and has caused lower farmer prices in the burley producing countries. Flue-cured and burley production in Tanzania, Malawi, Democratic Republic of Congo and Zambia continues to provide our customers with suitable African tobaccos. We announced our decision to discontinue operations in Mozambique after the procurement of the 2006 crop due to our license to promote tobacco production in the Chifunde district of Mozambique being terminated by the government. Utilization of our regional processing facilities continues with tobaccos from Zambia and the Democratic Republic of Congo being packed and exported from our plants in Tanzania, Malawi and Zimbabwe.  Customer reactions to our efforts in the African region have been positive and our traditional customer base has remained stable.

South America

We consider this region to be a key area in tobacco leaf production with customers shifting more of their Zimbabwe and U.S. purchases to this region over the last few years.  Brazil is our largest source country in terms of volume and revenue.  The Brazil 2005 crop marketed during fiscal 2006 was of poor quality due to adverse weather related growing conditions.  Effective January 1, 2005, the government of Rio Grande do Sul, the state in which our subsidiaries operate in Brazil, adopted transfer tax changes which increased our cost of doing business in Brazil, and the devaluation of the U.S. dollar against the Brazilian real has and will continue to increase the cost of our inventory and operating costs. The 2005 crop costs in Brazil increased approximately 20%.  Sales prices for the 2005 crop were not sufficient to offset these increased costs. 2006 crop costs have increased as well; however, we are hopeful to recover some of this cost through increased sales prices this year.  Argentina benefited from the higher prices in Brazil and the smaller crop size in Zimbabwe and is considered as an additional reliable source to Zimbabwe, Brazil and the United States for flavor tobaccos.

Asia

The Asian region provides our customers with a good quality product at a comparatively lower cost.  The importance of the Asian region continues to increase as a supply source for our global customers particularly as they expand their cigarette manufacturing operations into the region. Tariff benefits in Asia encourage customers to increase their usage of Asian tobaccos in the region. In Indonesia, Thailand and India, we purchase and process tobacco through our own or joint venture operations. In other areas of Asia, we supervise the purchase and processing of tobacco in conjunction with operations owned by governmental and other third parties.  As the demand for Asian origin leaf continues to rise we are expanding the scope of our operations to accommodate this growth.  Imports of tobacco are growing due to customers’ increased manufacturing in the region and are leading to increased requirements for tobaccos primarily from Brazil, the United States and Africa.  We operate an extensive agronomic program throughout the region improving the quality of crops and the return to farmers.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Environment: (Continued)

Europe

We remain active in the flue-cured and burley EU markets as required to satisfy our customer requirements.  The Common Agricultural Policy (CAP) support for tobacco has been reformed, negatively effecting subsidy payments to producers starting in 2006.  Due to these changes, we announced our closure of operations and subsequent sale of companies in Spain. We believe there could be material reductions in tobaccos grown in Western Europe.  We believe that Turkey will remain the most important oriental tobacco market.  As a result of the introduction of the direct contract buying system, we anticipate crop sizes more in line with demand and a subsequent gradual ending of the large government stocks in Turkey of the past.  Our other “classical” oriental operations including those in Bulgaria and Macedonia continue to contribute to the region’s growth. To compliment the oriental market, our operations in the “non-classical” semi-oriental areas continue to contribute to the total development of the region and serve our customers.  We believe we have a strong presence in all the important oriental and semi-oriental markets.  We continue to evaluate our European operations in order to achieve improved efficiencies and cost reductions.

North America

The buyout of the U.S. tobacco growers quota system in 2004 changed the way tobacco is produced and sold in the United States.  The buyout ended the federal tobacco price support and quota programs beginning with the 2005 crop, provided compensation payments to tobacco quota owners and growers, provided an assessment mechanism for tobacco manufacturers and importers of consumer tobacco products to fund the buyout, and provided for the disposal of existing stabilization and pool stocks.  The buyout legislation contained no safety net or production control provisions, allowing tobacco to be grown anywhere in the United States, with no limits on volume or protection on price.  The market for U.S. grown leaf tobaccos has largely become limited to domestic customers, as traditional foreign buyers have significantly reduced or eliminated these tobaccos from their product blends.  The current U.S. market has substantially converted to direct contract purchasing over the past several years with certain domestic customers now purchasing their requirements directly from farmers.  As a result, our U.S. operations are increasingly focused on providing processing services to our customers.  Our Canadian operations continue to contribute to the region’s profitability.

Change in Fiscal Year

On June 23, 2003, our Board of Directors adopted a change in fiscal year end from June 30 to March 31.  The primary purpose of the change was to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  Our predecessor companies selected the June 30 fiscal year end many years ago when operations were substantially domestic because it matched the U.S. crop cycle.  However, given the importance of our international operations today, particularly those in South America, a March 31 year end is a more appropriate fiscal end.  As a result of this change, we reported a nine month transition year ending March 31, 2004.  Our new fiscal year 2005 commenced on April 1, 2004.  In order to facilitate comparison with the year ended March 31, 2005, we have provided condensed consolidated financial data for the twelve month period ended March 31, 2004 (unaudited) in Note A “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements.”

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

Inventories

Inventories are valued at the lower of cost or market. Inventories are reviewed and written down for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand and market conditions vary from those projected by management, additional write downs to lower of cost or market value may be required.  Inventory write downs as of March 31, 2006 and 2005 were $7.7 million and $9.7 million, respectively.  See Note A “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Income Taxes

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. We periodically assess the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

          Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction. We believe that it is more likely than not that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, we believe it is more likely than not the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if our estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

          The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. See Note L “Income Taxes” to the “Notes to Consolidated Financial Statements” for additional details regarding certain of our tax contingencies.

Goodwill and Other Intangible Assets

We test the carrying amount of goodwill for each operating segment annually as of the first day of the last quarter of our fiscal year and whenever events or circumstances indicate that impairment may have occurred.  Impairment testing is performed in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”  Impairment testing is based on a discounted cash flow approach for each operating segment to determine fair value (Step 1).  The determination of fair value requires significant management judgment including estimating future sales volumes, growth rates of selling prices and costs, changes in working capital, investments in property and equipment and the selection of an appropriate discount rate.  We also test the sensitivities of these fair value estimates to changes in our earnings growth rate and discount rate.

          When a possible impairment for an operating segment is indicated, we estimate the implied fair value of goodwill by comparing the carrying amount of the net assets of the operating segment excluding goodwill to the total fair value (Step 2).  The fair value of the reporting unit is estimated using the expected present value of future cash flows. As a result of certain reporting units failing Step 1, we completed Step 2 to measure the impairment loss, if any.  Based on this analysis we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter of fiscal 2006 related to the operating segments of North America and South America.  See Note E “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

          We have no intangible assets with indefinite useful lives.  As of March 31, 2006 we have other intangible assets with a gross carrying amount of approximately $44.5 million and a net carrying amount of about $33.8 million.  These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred.  If the carrying amount of an intangible asset exceeds its fair value based on estimated future undiscounted cash flows, an impairment loss would be indicated.  The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows.  We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives.  The factors considered are similar to those outlined in the goodwill impairment discussion above.  See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Property and Depreciation

Estimating the useful lives of property, plant and equipment requires management judgment, and actual lives may differ from these estimates.  Changes to these initial useful life estimates are made when appropriate. Property, plant and equipment are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future cash flows. Impairment testing requires significant management judgment including estimating the future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets.  An asset impairment would be indicated if the sum of the expected future cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount.  Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.  The fair value of the asset could be different using different estimates and assumptions in these valuation techniques which would increase or decrease the impairment charge.  During the years 2006, 2005 and 2004, the Company incurred charges of $63.2 million, $0.7 million and $14.7 million, respectively, related to the impairment of long-lived assets.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

          A component of a business is reported as assets held for sale and its results of operations presented as discontinued operations when the Company determines that all of the criteria under SFAS No. 144 have been met.  The Company has made such decisions concerning tobacco operations in Italy and Mozambique, a U.S. non-tobacco processing facility and former Standard’s wool operations.  These operations are reported as discontinued operations in our financial statements and have resulted in losses of $24.1 million, $11.2 million and $15.4 million in the years 2006, 2005 and 2004 respectively.  See Note C “Discontinued Operations” to the "Notes to Consolidated Financial Statements" for further information.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Pensions and Postretirement Health Care and Life Insurance Benefits (Continued)

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly.  Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $2.4 million in the fiscal year ended March 31, 2007 as compared to March 31, 2006.  We continually evaluate ways to better manage benefits and control costs.  The cash contribution to our employee benefit plans in 2006 was $9.0 million and is expected to be $6.0 million in 2007.

          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.  Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.

The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension Plans)
1% increase in discount rate	$ (9,143)	$(1,163)
1% decrease in discount rate	$ 10,308	$ 688

1% increase in salary increase assumption	$ 1,155	$ 360
1% decrease in salary increase assumption	$ (1,069)	$ (315)

1% increase in cash balance crediting rate	$ 1,173	$ 138
1% decrease in cash balance crediting rate	$ (1,144)	$ (189)

1% increase in rate of return on assets		$ (435)
1% decrease in rate of return on assets		$ 436

Changes in assumptions for other post retirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation.  See Note M “Employee Benefits” to the “Notes to Consolidated Financial Statements” for further information.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing our financial statements, including the determination of valuation allowances on accounts receivable and advances to bank loan guarantees to growers, value-added tax credits in Brazil, the determination of the fair value of the investment in Zimbabwe operations and purchase accounting fair value determinations. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on our best judgment.

Accounting Matters

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No 140.”  SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006.  We are currently evaluating the impact of this standard, but would not expect SFAS No. 156 to have a material impact on consolidated results of operations or financial condition.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounting Matters (Continued)

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This standard is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006.  We are currently evaluating the impact of this standard, but would not expect SFAS No. 155 to have a material impact on our consolidated results of operations or financial condition.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principle as a cumulative adjustment to net income in the period of the change, as was previously permitted under APB Opinion No. 20, will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Correction of an error in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005.  We do not expect SFAS No. 154 to have a material effect, if any, on consolidated financial statements.

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123(R) will require that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  We will implement this new standard April 1, 2006. The implementation of this new standard will have no impact on our overall financial position.  However, as shown in Note A “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements,” implementation would have impacted net income in the current period by approximately $0.7 million had the standard been adopted in prior periods.  The actual impact of adoption cannot be predicted as it will depend on levels of share-based payments granted in the future.  SFAS No. 123(R) will also require the benefits of tax deductions in excess of compensation costs to be reported as a financing cash flow, rather than an operating cash flow as required by current literature.  While this requirement will reduce net operating cash flows and increase net financing cash flows after adoption, we do not anticipate this impact to be material at this time.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Condensed Statement of Consolidated Income
	Twelve Months Ended March 31,			Twelve Months Ended March 31,
(in millions)	2006	Increase/ (Decrease)	2005	2005	Increase/ (Decrease)	2004 (unaudited)
Sales and other operating revenues	$2,112.7	$812.6	$1,300.1	$1,300.1	$154.6	$1,145.5
Gross profit	224.7	30.1	194.6	194.6	20.0	174.6
Selling, administrative and general expenses	164.1	39.7	124.4	124.4	(0.7)	125.1
Other income	(2.5)	2.8	(5.3)	(5.3)	(2.6)	(2.7)
Goodwill impairment	256.9	256.9	-	-	-	-
Restructuring and asset impairment charges	85.4	82.6	2.8	2.8	(13.6)	16.4
Debt retirement expense	66.5	66.5	-	-	-	-
Interest expense	108.6	55.8	52.8	52.8	8.0	44.8
Interest income	7.1	2.7	4.4	4.4	(2.5)	6.9
Derivative financial instruments (income)/expense	(5.1)	8.0	(13.1)	(13.1)	(8.6)	(4.5)
Income taxes (benefit)	(17.5)	(30.6)	13.1	13.1	7.6	5.5
Equity in net income (loss) of investee companies	1.0	0.9	0.1	0.1	0.1	-
Minority interests (income)	(0.2)	(0.1)	(0.1)	(0.1)	0.2	(0.3)
Loss from discontinued operations	(24.1)	(12.9)	(11.2)	(11.2)	4.8	(16.0)
NET INCOME (LOSS)	$ (447.4)*	$ (460.7)*	$ 13.3	$ 13.3	$ 32.1	$ (18.8)

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Twelve Months Ended March 31,			Twelve Months Ended March 31,
(in millions, except per kilo amounts)	2006	Increase/ (Decrease)	2005	2005	Increase/ (Decrease)	2004 (unaudited)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$2,057.1	$ 789.3	$1,267.8	$1,267.8	$160.8	$1,107.0
Kilos	665.4	255.1	410.3	410.3	32.2	378.1
Average price per kilo	$ 3.09	$ 0.00	$ 3.09	$ 3.09	$ 0.16	$ 2.93

Processing and other revenues	$ 55.6	$ 23.3	$ 32.3	$ 32.3	$ (6.2)	$ 38.5
Total sales and other operating revenues	$2,112.7	$ 812.6	$1,300.1	$1,300.1	$ 154.6	$1,145.5

          The merger of DIMON and Standard was completed during the first quarter of 2006.  Total revenues and expenses for the fiscal year ended March 31, 2006, which includes Standard’s results since May 13, 2005 and DIMON’s results for the full fiscal year, increased significantly when compared to prior fiscal years as prior fiscal years include only the results of DIMON.

          The progression of functional and operational integration activities have made differentiation between former DIMON and former Standard results increasingly difficult which impairs the comparability of fiscal years 2006 and 2005 results.

Comparison of the Year Ended March 31, 2006 to the Year Ended March 31, 2005

Sales and other operating revenues increased 62.5% from $1,300.1 million in 2005 to $2,112.7 million in 2006 primarily as a result of the addition of Standard revenues.  The $812.6 million increase is the result of a 62.2% or 255.1 million kilo increase in quantities sold.  Average sales prices remained constant overall.  Non-U.S. revenues increased $669.5 million resulting from an increase in volumes of 227.5 million kilos and an increase in average sales prices of $0.02 per kilo.  The primary increase in non-U.S. revenues is attributable to the merger with Standard primarily in the origins of Brazil, Turkey and Malawi. U.S. revenues increased $119.8 million as a result of an increase in volumes of 27.6 million kilos that was partially offset by a decrease in average sales prices of $0.73 per kilo.  U.S. volumes increased as a result of significant shipments this year that were delayed from the prior year, sales of prior year crop tobacco and the inclusion of Standard revenues.  U.S. prices decreased primarily as a result of including Standard’s lower priced cut rag and crushed rolled expanded stem products in 2006.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2006 to the Year Ended March 31, 2005 (Continued)

The $23.3 million increase in processing and other service revenues primarily relates to greater quantities of U.S. customer-owned tobacco processed.

          Gross profit as a percentage of sales decreased from 15.0% in 2005 to 10.6% in 2006.  Gross profit increased $30.1 million or 15.5% from $194.6 million in 2005 to $224.7 million in 2006.  The increase in gross profit as well as the decrease in gross profit percentage are primarily attributable to two factors.  First, while the inclusion of Standard sales contributed significantly to operating results, gross profit on these sales was reduced by $18.0 million as a result of non-cash purchase accounting adjustments required to record inventory in the Standard acquisition at fair value.  Second, a significant decline in gross profit and gross profit percentage in the Brazil origin also negatively impacted the fiscal 2006 results.  The crop marketed during fiscal 2006 was of a poor quality due to adverse weather related growing conditions.  The result, under contract farming, was that certain tobaccos purchased did not meet customer quality requirements.  The 2005 crop costs in Brazil increased approximately 20% due to a combination of the effect of the relative strength of the local currency against the U.S. dollar on prices paid to growers for leaf and related processing and conversion costs, coupled with the absorption of local intrastate trade taxes resulting from a change in local laws.  Gross profit was negatively impacted as sales price increases were insufficient to cover these cost escalations.  These factors will continue to affect operating results in the Brazil region in future quarters when the remainder of the 2005 crop is sold.  Gross profit and the gross profit percentage were also negatively impacted by higher unit costs due to the decreased crop size in Zimbabwe.

          Selling, administrative and general expenses increased $39.7 million or 31.9% from $124.4 million in 2005 to $164.1 million in 2006.  The increase is primarily due to the additional expenses of Standard as a result of the merger.  Expenses were further increased by the impact of expenses denominated in foreign currencies, primarily a greater than 20% increase in the Brazilian real.

          Other income of $2.5 million in 2006 relates primarily to fixed asset sales of $0.9 million and the recovery of $1.6 million of an Iraqi debt previously written off.  Other income of $5.3 million in 2005 relates primarily to fixed asset sales and insurance recoveries.

          Goodwill impairment is tested for each operating segment annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  The testing is based on a discounted cash flow approach for each operating segment to determine fair value (Step 1).  When a possible impairment for an operating segment is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of the net assets of the operating segment excluding goodwill to the total fair value (Step 2).  The fair value of the reporting unit is estimated using the expected present value of future cash flows. As a result of certain reporting units failing Step 1, we completed Step 2 to measure the impairment loss, if any.  Based on this analysis we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter of fiscal 2006 related to the operating segments of North America and South America.  Of the total goodwill impairment charge, $75.7 million related to North America.  Prior to the merger with Standard, no goodwill was previously allocated to the former DIMON operating segment in North America.  As a result of declines in the U.S. market share due to unanticipated decreased customer demand and reduced crop size, indicators of impairment were present.  Accordingly, Step 2 testing was required resulting in the related goodwill impairment charge.  Of the total goodwill impairment charge, $181.2 million related to South America.  Prior to the merger, all previous goodwill of $151.8 million was allocated to the South America operating region.  Merger related goodwill of $29.4 million was allocated to South America.  As stated above management completed the annual impairment test for each of the preceding years without any impairment.  There are several changes in the South America region that have significantly impacted operations in 2006.  First is the impact of the absorption of local intrastate trade taxes resulting from a change in local laws.  Second is the effect of the strong local currency on prices paid to growers and related tobacco conversion costs.  Third is the impact of the poor quality of the 2005 crop.  These factors negatively impacted the operating segment’s future cash flow projections.  Some of these factors are expected to continue to affect cash flow projections.  Accordingly, Step 2 was required and the related impairment charge was recorded.  See Note E “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2006 to the Year Ended March 31, 2005 (Continued)

          Restructuring and asset impairment charges were $85.4 million in fiscal 2006 compared to $2.8 million in 2005. The South America segment was $2.4 million and the other segments were $83.0million.  In accordance with ARB 51, when a parent does not have control of a subsidiary due to severe foreign exchange restrictions or other governmental imposed uncertainties, the subsidiary should be deconsolidated.  As a result, the Company deconsolidated its Zimbabwe operations at March 31, 2006 and recorded a non-cash impairment charge of $47.9 million to adjust the investment in those operations to estimated fair value. No income tax benefit was recognized on the charge. The investment is now accounted for using the cost method and is reported on the balance sheet in Cost Method Investments. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there.  In 2006, assets impairment of $15.3 million and $22.2 million of employee severance and other integration charges related to merger. In 2006 we recorded asset impairment charges of $1.2 million, $12.5 million and $1.6 million in connection with the decision to close the Spanish operations, sell the dark air-cured tobacco business and other, respectively.  See Note D “Restructuring and Assets Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

          Debt retirement expense of $66.5 million relates to one time costs of retiring DIMON debt as a result of the merger.  These costs include tender premiums of $42.3 million paid for the redemption of senior notes and convertible subordinated debentures, the non-cash expense recognition of $18.4 million of debt issuance costs associated with former DIMON debt instruments and $5.8 million related to the termination of certain interest rate swap agreements and other related costs.

          Interest expense increased $55.8 million from $52.8 million in 2005 to $108.6 million in 2006 of which, $27.6 million was due to higher average borrowings of the combined company reflected in the post-merger capital structure and $28.2 million resulted from higher average interest rates.

          Interest income increased $2.7 million from $4.4 million in 2005 to $7.1 million in 2006 primarily due to higher interest rates and average cash balances in the United States, United Kingdom and Zimbabwe.

          Derivative financial instruments resulted in a benefit of $5.1 million in 2006 and $13.1 million in 2005.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.  See Note F “Derivative and Other Financial Instruments” to the “Notes to Consolidated Financial Statements” for further information.

          Effective tax rates were a benefit of 4.0% in 2006 and an expense of 35.1% in 2005.  The rates are based on the current estimate of full year results except for any taxes related to specific events which are recorded in the interim period in which they occur.  The tax rate in 2006 was adversely affected by goodwill and other asset impairment charges for which no tax benefit is realized.  During the fiscal year ended March 31, 2006, adjustments of $29.0 million related to deferred tax asset valuation allowance adjustments were recorded as specific events.  The net effect on the 2006 tax provision was to decrease the effective tax rate from a benefit of 10.5% to 4.0%.

          Losses from discontinued operations were $24.1 million in 2006 and $11.2 million in 2005.  The increase of $12.9 million is primarily due to a $12.0 million assessment related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Italy by the Directorate General for Competition.  The remainder is attributable to the discontinuation of operations in Italy and Mozambique of the combined company, the wool operations of former Standard and non-tobacco operations of former DIMON.  The decision to discontinue operations in Mozambique in 2006 was due to our loss of concession to promote tobacco production in the Chifunde district of Mozambique.  Without the Chifunde district it was not in our economic interest to continue operations in Mozambique.  Non-tobacco operations of former DIMON were acquired in 2004.  This was a developmental enterprise and neither emerging markets nor production expectations met our expectations.  The non-tobacco operation was sold in April 2006 after the conclusion of our March 31 fiscal year end.  See Note C “Discontinued Operations” to the “Notes to Consolidated Financial Statements” for further information.

Comparison of the Year Ended March 31, 2005 to the Twelve Months Ended March 31, 2004 (Unaudited)

Sales and other operating revenues increased 13.5% from $1,145.5 million in 2004 to $1,300.1 million in 2005.  This $154.6 million increase is a combination of a $160.8 million increase from sales and other operating revenues of tobacco owned and sold offset by a $6.2 million decrease in processing and other service revenues.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2005 to the Twelve Months Ended March 31, 2004 (Unaudited) (Continued)

          The $160.8 million increase in sales and other operating revenues of tobacco owned and sold results from a 32.2 million kilo or 8.5% increase in quantities sold and a $0.16 or 5.5% increase in the average price per kilo.  Sales of U.S. tobacco decreased $8.2 million while sales of non-U.S. tobacco increased $169.0 million.   The decrease in sales of U.S. tobacco was primarily due to a decrease of $13.5 million from a decrease in quantities of 2.4 million kilos offset by an increase of $5.3 million resulting from higher average sales prices due to changes in product mix.  The reduction in U.S. sales resulted from both delayed shipments of burley tobacco as well as reduced orders.  The increase in non-U.S. sales is a combination of $76.2 million from higher average sales prices and $92.8 million from an increase of 34.6 million kilos.  Increased crop sizes in South America, Malawi and Tanzania resulted in significantly higher sales volume and increased average sales prices.  However, Zimbabwe tobacco quantities continued to decline due to smaller crop sizes as a result of continued political interference in agricultural production.  Non-U.S. sales further increased from improved pricing and customer demand in the European, Oriental and Asian tobacco markets.

The $6.2 million decrease in processing and other service revenues primarily relates to lower quantities of U.S. customer-owned tobacco processed.

          Gross profit as a percentage of sales decreased to 15.0% in 2005 compared to 15.2% in 2004 while gross profit increased $20.0 million to $194.6 million in 2005 from $174.6 million in 2004.  This increase was primarily due to increased volumes in South America, Malawi and Tanzania and increased customer demand in Asia and Europe.  These increases were offset by decreased volumes in Zimbabwe.  Margins were further eroded by higher product costs in South America and Turkey.  Margins in the United States were positively impacted by higher average prices.  Gross profit was also negatively impacted by unfavorable growing conditions in northern Brazil on our dark tobacco operations on both the 2003 and 2004 crops.

          Selling, administrative and general expenses remained relatively constant at $124.4 million in 2005 compared to $125.1 million in 2004.  Personnel related costs decreased a net of $2.7 million primarily due to decreases in retirement costs.  Depreciation and amortization decreased $1.3 million from the prior year as well as insurance costs by $0.6 million.  Other decreases of $0.5 million relate primarily to travel.  These decreases were offset by increases in legal and professional fees of $4.5 million.  The increase in legal and professional fees primarily relates to the assessment paid related to the DGCOMP Spain investigation of $3.4 million, Sarbanes-Oxley requirements of approximately $3.0 million, merger-related fees of $2.0 million, debt covenant fees of $0.8 million and increased legal and other fees of $1.3 million in 2005.  The increase was partially offset by the prior year DeLoach settlement of $6.0 million.  While selling, administrative and general expenses did not change significantly overall, they were adversely impacted by exchange rate changes on expenses denominated in the Euro, Sterling and Brazilian real by an estimate of $2.0 million.  In addition, including the legal and professional fees referred to above, the Sarbanes-Oxley requirements in 2005 cost an estimated total of $6.0 million with approximately $4.9 million in direct expenses and the remainder in utilization of internal resources.

Other income of $5.3 million in 2005 relates primarily to fixed asset sales and insurance recoveries. The other income in 2004 relates to the recovery of an Iraqi receivable previously written off.

          Restructuring and asset impairment charges were $2.8 million in 2005 compared to $16.4 million in 2004.  The 2005 charges are primarily related to the strategic review begun in 2004 and are comprised of asset impairment charges of $0.7 million on assets located in the United States and additional severance charges of $2.1 million.  The charges in 2004 were comprised of $14.7 million for asset impairments and $1.7 million for employee separations.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

Interest expense increased $8.0 million from $44.8 million in 2004 to $52.8 million in 2005. This change is attributable to higher average borrowings.
Interest income decreased $2.5 million from $6.9 million in 2004 to $4.4 million in 2005 primarily due to lower cash balances in Brazil and Zimbabwe.

          Derivative financial instruments resulted in a $13.1 million benefit in 2005 compared to a $4.5 million benefit in 2004.  The benefit relates to the changes in fair value of non-qualifying interest rate swap agreements.  See Note F “Derivative and Other Financial Instruments” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2005 to the Twelve Months Ended March 31, 2004 (Unaudited) (Continued)

          Effective income tax rate was 35.1% in 2005 and 229.2% in 2004.  This rate relates primarily to the distribution of taxable income among various taxing jurisdictions as well as assumptions on the inability to utilize deferred tax assets resulting from net operating losses.  The tax rate in 2004, including the tax effect on restructuring and asset impairment costs, was adversely affected by deferred income tax expense related to expiring tax credits and undistributed earnings of foreign subsidiaries no longer considered permanently reinvested.  The 2004 tax rate was further impacted by no income tax benefit being realized on certain asset impairment charges.  The ending result in 2004 was the recognition of $5.5 million in income tax expense on pre-tax income of $2.4 million.

          Loss from discontinued operations was $11.2 million in 2005 compared to $16.0 million in 2004, related to the discontinuation of our Italian, Mozambique and non-tobacco operations.   The decrease in the loss from 2004 to 2005 is primarily the result of a $9.0 million decrease in asset impairment charges offset by increased operating losses, net of tax, of $4.8 million from our non-tobacco, Italian and Mozambique operations.  See Note C “Discontinued Operations” to the “Notes to Consolidated Financial Statements” for further information.

Liquidity and Capital Resources

The following table is a summary of items from the Consolidated Balance Sheet and the Statement of Consolidated Cash Flows.

	Year	Year	Nine Months
	Ended	Ended	Ended
(in millions, except for current ratio)	March 31, 2006	March 31, 2005	March 31, 2004
Cash and cash equivalents	$ 26.0	$ 29.1	$ 18.8
Net trade receivables	320.9	219.3	192.4
Inventories and advances on purchases of tobacco	875.3	564.0	549.6
Total current assets	1,368.2	874.7	872.5
Notes payable to banks	299.9	212.0	243.7
Accounts payable	175.9	89.8	65.6
Total current liabilities	829.3	401.6	445.9
Current ratio	1.6 to 1	2.2 to 1	2.0 to 1
Working Capital	538.9	473.1	426.6
Revolving Credit Notes and Other Long-Term Debt	318.5	94.9	11.9
Subordinated Debentures	91.6	73.3	73.3
Senior Notes	334.4	318.2	335.8
Stockholders’ equity	214.2	414.3	414.9
Purchase of property and equipment	19.8	15.2	24.5
Proceeds from sale of property and equipment	18.0	8.1	1.4
Depreciation and amortization	43.5	32.3	26.0
Dividends	9.1	13.6	10.1

          The purchasing and processing activities of our business are seasonal.  Our need for capital fluctuates accordingly and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year end.  We historically have needed capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also prefinance tobacco crops in numerous foreign countries, including Argentina, Brazil, Canada, Greece, Guatemala, Indonesia, Malawi, Mexico, Tanzania, Turkey, and Zambia, by making advances to growers and grower co-operatives prior to and during the growing season.

          Our working capital increased from $473.1 million at March 31, 2005 to $538.9 million at March 31, 2006.  Our current ratio was 1.6 to 1 in 2006 compared to 2.2 to 1 in 2005.  At March 31, 2006 our current assets had increased $493.5 million and current liabilities had increased $427.7 million from March 31, 2005.  The increase in working capital as well as the change in assets and liabilities is primarily related to the inclusion of the assets and liabilities of Standard as a result of the merger.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

          We deconsolidated our operations in Zimbabwe as of March 31, 2006, under U.S. accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. The political environment, economic instability and foreign currency controls were considered by us in evaluating if we had control over this wholly-owned subsidiary.   This resulted in a reclassification of all of the net assets of $72.4 million to Cost Method Investments prior to the impairment review.  After deconsolidation, we recorded a non-cash impairment charge of $47.9 million to adjust the investment in those operations to estimated fair value. No income tax benefit was recognized on the charge. The investment is now accounted for using the cost method and is reported on the balance sheet in Cost Method Investments. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and we intend to continue our operations there. At March 31, 2006, the remaining investment in the Zimbabwe operations was $24.5 million.

          Cash provided by operating activities was $92.4 million in 2006 and $6.4 million in 2005 compared to cash used of $54.8 million in 2004. The increase in cash flows from operations in 2006 compared to 2005 is primarily due to $178.1 million more cash provided by advances from customers and $87.4 million additional cash provided by changes in inventories and advances on purchases of tobacco and the reconciliation of non-cash charges of $256.9 million resulting from goodwill impairment and $66.4 million from restructuring and asset impairment charges.  The increases in cash were offset by changes in net income of $460.7 million and additional cash used for accounts payable and accrued expenses of $33.7 million.  The increase in cash flows from operations in 2005 compared to 2004 is due primarily to a $46.2 million increase in net income, $43.6 million cash provided by operating activities of discontinued operations, $25.2 million less cash used for accounts payable and accrued expenses and a $12.1 million increase in current deferred and income taxes payable.  These increases were partially offset by a $33.6 million decrease in advances from customers, a $10.1 million change in deferred items, an $7.9 million increase in accounts receivable and $13.6 million less non-cash restructuring and asset impairment charges.

          Cash flows provided by investing activities were $43.3 million compared to cash used by investing activities of $14.2 million in 2005 and $28.2 million in 2004.  The increase in cash provided in 2006 compared to cash used in 2005 is primarily due to $42.0 million cash acquired in the merger with Standard, $9.9 million additional proceeds from sale of property and equipment and $6.4 million less payments related to the merger of DIMON and Standard.  The decrease in cash used for investing activities in 2005 compared to 2004 is primarily due to $8.5 million less cash used for purchases of property and equipment, $6.7 million more cash provided by proceeds from sale of property and equipment and a $4.8 million increase in payments received on notes receivable primarily related to Argentine and Brazilian crops.  These decreases are partially offset by $6.4 million of merger related capitalized costs in 2005.

          Cash used from financing activities was $123.7 million in 2006 compared to cash provided of $19.0 million in 2005 and $13.5 million in 2004.   The increased use of cash in 2006 compared to 2005 is primarily due to repayments of long term borrowings of $847.1 million, changes in short term borrowings of $311.1 million and debt issuance costs of $13.4 million partially offset by increased proceeds from long term borrowings of $1,023.5 million. Changes in financing activities in 2006 relate primarily to new financing agreements that have been precipitated by the merger of DIMON and Standard and are discussed in greater detail below.  The increase in cash provided in 2005 compared to 2004 is due to $83.6 million net increase in long-term borrowings partially offset by a $63.7 million decrease in the net change in short-term borrowings, $10.4 million additional cash used for debt issuance cost and $3.4 million increase in cash paid for dividends.  The 2005 net increase in long-term borrowings is related to outstanding revolver balances at March 31, 2005 in lieu of short-term borrowings at March 31, 2004.  The increase in borrowings overall relates to financing lower levels of customer advances and higher levels of accounts receivable and inventory.  The increase in cash used for debt issuance costs in 2005 primarily relates to waivers obtained for certain defaults under the indentures governing our senior notes.  The increase in dividends relates to the current twelve month fiscal year in 2005 compared to the nine month transitional fiscal year in 2004.

          At March 31, 2006, we had seasonally adjusted lines of credit of $599.4 million of which $299.9 million was outstanding with a weighted average interest rate of 5.04%.  Unused short-term lines of credit amounted to $232.9 million.  At March 31, 2006, we had $30.1 million of letters of credit outstanding and an additional $36.6 million of letters of credit lines available.  Total maximum borrowings, excluding the long-term credit agreements, during the fiscal year were $672.7 million.

Cash dividends paid to stockholders during 2006 were $.075 per share in quarter one and $.03 per share in quarter two. No dividends were paid in quarters three or four.

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

          We continuously monitor our compliance with these covenants and we are not aware of any default as of, or for the fiscal year ended, March 31, 2006. If we were in default or were going to be in default and were unable to obtain the necessary amendments or waivers under our senior secured credit facility, we could be in default with respect to our financial covenants in future quarters, which would give the lenders under that facility the right to terminate that facility and demand repayment of borrowings thereunder.  A demand for repayment under the senior secured credit facility would result in a cross default under the indentures governing our senior notes and senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under our senior secured credit facility would have a material adverse effect on our liquidity and financial condition.

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

See Note H “Long-Term Debt” to the “Notes to Consolidated Financial Statements” for a description of Alliance One’s long-term debt as of March 31, 2006.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Long Term Debt (Continued)

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, customer advances, cash from operations and equity and equity-linked securities.  We believe that these sources of funds will be sufficient to fund our anticipated needs for the fiscal year 2007.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2006.

	Payments / Expirations by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5 years
Long-Term Debt Obligations*	$ 1,169.6	$ 108.7	$ 273.1	$300.3	$487.5
Capital Lease Obligations*	0.5	0.2	0.2	0.1	-
Operating Lease Obligations	19.1	2.9	4.0	3.4	8.8
Tobacco Purchase Obligations	646.9	596.2	50.7	-	-
Grower Financing Guarantees	321.3	220.2	71.6	24.7	4.8
Total Contractual Obligations and Other Commercial Commitments	$ 2,157.4	$928.2	$399.6	$328.5	$501.1

*

Long-Term Debt Obligations and Capital Lease Obligations include projected interest for both fixed and variable rate debt.  We assume that there will be no drawings on the senior secured revolving credit facility in these calculations.  The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2006.  These calculations also assume that there is no refinancing of debt during any period.  These calculations are on Long-Term Debt Obligations and Capital Lease Obligations only – no calculations are made on Notes Payable.

          We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the rules of SEC Release No. FR-67.

Lease Obligations

We have both capital and operating leases.  In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying Consolidated Balance Sheet.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2013.  Operating assets that are of long-term and continuing benefit are generally purchased.

Tobacco Purchase Obligations and Grower Financing Guarantees

Tobacco purchase obligations result from contracts with growers, primarily in the United States, Brazil and Malawi, to buy either specified quantities of tobacco or the grower’s total tobacco production.  Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco.  Payment of these obligations is net of our advances to these growers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business.  In certain non-U.S. markets, we provide growers and grower cooperatives with materials necessary to grow tobacco and may either directly loan or guarantee bank loans to growers to finance the crop.  Under longer-term arrangements, we may also finance or guarantee financing on growers’ construction of curing barns or other tobacco production assets.  We are obligated to repay any guaranteed loan should the grower default.  See also Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements.”

Planned Capital Expenditures

We have projected a total of $16.0 million in capital investments for the coming year.  We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

Planned Capital Sales

In the merger process we have identified assets that are no longer required in our operations.  These assets, classified as Assets Held for Sale, have a fair market value of $20.0 million.  We are actively marketing these assets and expect to liquidate many of these assets during 2007.

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

          We consider unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely.  No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with APB No. 23,”Accounting for Income Taxes, Special Area.”  We regularly review the status of the accumulated earnings of each of our foreign subsidiaries and reassess this determination as part of our overall financing plans.  Following this assessment, we provide deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Derivatives Policies:  Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward contracts are specifically contemplated to manage risk in keeping with management’s policies.  We may use derivative instruments, such as swaps or forwards, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations.  See also Note F “Derivative and Other Financial Instruments” to the “Notes to Consolidated Financial Statements.”

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

Foreign exchange rates:  Our business is generally conducted in U.S. dollars, as is the business of the leaf tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  Alliance One has recognized an exchange gain in its statement of income of $2.3 million for the fiscal year ended March 31, 2006, an exchange gain of $0.5 million for the fiscal year ended March 31, 2005 and an exchange loss of $1.7 million for the nine months ended March 31, 2004.

          Our consolidated selling, general and administrative (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the Euro, (U.K.) Sterling and Brazilian real and accounted for approximately $44.1 million of Alliance One’s total SG&A expenses for the twelve months ended March 31, 2006.  A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.4 million.

Interest rates:  We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 10% change in interest rates would increase or decrease Alliance One’s reported interest cost by approximately $9.9 million.  Substantially all of our long-term borrowings are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED INCOME AND COMPREHENSIVE INCOME Alliance One International, Inc. and Subsidiaries

	Year	Year	Nine Months
	Ended	Ended	Ended
(in thousands, except per share data)	March 31, 2006	March 31, 2005	March 31, 2004
Sales and other operating revenues	$2,112,685	$1,300,118	$797,525
Cost of goods and services sold	1,888,000	1,105,501	691,417
Gross profit	224,685	194,617	106,108
Selling, administrative and general expenses	164,087	124,416	87,860
Other income	(2,501)	(5,285)	-
Goodwill impairment	256,916	-	-
Restructuring and asset impairment charges	85,411	2,836	16,398
Operating income (loss)	(279,228)	72,650	1,850
Debt retirement expense	66,474	-	-
Interest expense	108,585	52,840	32,167
Interest income	7,107	4,448	6,395
Derivative financial instruments income	(5,092)	(13,122)	(6,522)
Income (loss) before income taxes and other items	(442,088)	37,380	(17,400)
Income taxes (benefit)	(17,531)	13,113	(382)

Income (loss) after income taxes and other items	(424,557)	24,267	(17,018)
Equity in net income (loss) of investee companies	999	89	(480)
Minority interests (income)	(216)	(85)	13

Income (loss) from continuing operations	(423,342)	24,441	(17,511)
Loss from discontinued operations, net of tax	(24,104)	(11,153)	(15,357)

NET INCOME (LOSS)	$ (447,446)	$ 13,288	$(32,868)
Other comprehensive income (loss):
Net income (loss)	$ (447,446)	$ 13,288	$ (32,868)
Equity currency conversion adjustment	(7,506)	(14)	3,226
Additional minimum pension liability adjustment, net of
tax $554 in 2006, $(119) in 2005 and $(495) in 2004	843	(151)	(834)
Reclassification of derivative financial instruments into
earnings, net of tax $-0- in 2006, $(324) in 2005 and
$(167) in 2004	-	(637)	(365)
Total comprehensive income (loss)	$ (454,109)	$ 12,486	$(30,841)

Basic Earnings (Loss) Per Share
Income (loss) from continuing operations	$(5.21)	$ 0.55	$(0.40)
Loss from discontinued operations	(0.30)	(0.25)	(0.33)
Net Income (Loss)	$(5.51)	$ 0.30	$(0.73)

Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$(5.21)	$ 0.54	$(0.40)
Loss from discontinued operations	(0.30)	(0.25)	(0.33)
Net Income (Loss)	$(5.51)*	$ 0.29*	$(0.73)*

See notes to consolidated financial statements.

*

Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share. In connection with the closing of the merger with Standard many of the Company’s financing arrangements were refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  For the year ended March 31, 2006 and the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET Alliance One International, Inc. and Subsidiaries

	March 31,	March 31,
(in thousands)	2006	2005
ASSETS
Current assets
Cash and cash equivalents	$ 25,985	$ 29,128
Notes receivable	3,609	4,474
Trade receivables (net of allowances of $3,953 in
2006 and $1,715 in 2005)	320,865	219,291
Inventories:
Tobacco	726,846	452,702
Other	45,294	37,339
Advances on purchases of tobacco	103,147	73,979
Current deferred and recoverable income taxes	39,560	12,286
Assets held for sale	19,955	-
Prepaid expenses and other assets	36,880	13,898
Assets of discontinued operations	46,056	31,557
Total current assets	1,368,197	874,654

Investments and other assets
Equity in net assets of investee companies	17,557	918
Cost method investments	27,206	2,504
Notes receivable	4,840	2,835
Other	86,764	56,994
	136,367	63,251

Goodwill and intangible assets
Goodwill	4,186	151,772
Customer relationship ($32,226 in 2006 and	33,756	8,710
$-0- in 2005) and other
Pension asset	1,927	1,856
	39,869	162,338
Property, plant and equipment
Land	26,710	21,271
Buildings	184,950	180,224
Machinery and equipment	211,498	173,271
Allowances for depreciation	(136,023)	(158,381)
	287,135	216,385

Deferred taxes and other deferred charges	72,556	87,431
	$1,904,124	$1,404,059

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET Alliance One International, Inc. and Subsidiaries

			March 31,	March 31,
(in thousands)			2006	2005
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks			$ 299,930	$ 212,006
Accounts payable:
Trade			101,571	52,620
Officers and employees			7,491	4,624
Other			66,821	32,520
Advances from customers			226,413	49,383
Accrued expenses			68,265	32,937
Current deferred and income taxes payable			22,176	10,804
Long-term debt current			28,091	3,509
Liabilities of discontinued operations			8,526	3,188
Total current liabilities			829,284	401,591

Long-term debt
Revolving credit notes and other			318,500	94,917
Subordinated debentures			91,608	73,328
Senior notes (net of fair value adjustment
of $-0- in 2006 and ($6,833) in 2005)			334,386	318,167
			744,494	486,412

Deferred credits:
Income taxes			7,405	7,779
Compensation and other			105,991	93,195
			113,396	100,974
Minority interest in subsidiaries			2,763	770

Commitments and contingencies			-	-

Stockholders’ equity	March 31,	March 31,
	2006	2005
Preferred stock—no par value:
Authorized shares	10,000	10,000
Issued shares	-	-	-	-
Common stock—no par value:
Authorized shares	250,000	125,000
Issued shares	94,963	45,368	451,388	186,784
Unearned compensation – restricted stock			(3,134)	(1,611)
Retained earnings			(219,937)	236,606
Accumulated other comprehensive income			(14,130)	(7,467)
			214,187	414,312
			$1,904,124	$1,404,059

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF STOCKHOLDERS’ EQUITY Alliance One International, Inc. and Subsidiaries
				Accumulated Other Comprehensive Income
(in thousands, except per share amounts)	Common Stock	Unearned Compensation	Retained Earnings	Equity Currency Conversions	Additional Minimum Pension Liability, Net of Tax	Derivative Financial Instruments, Net of Tax	Total Stockholders’ Equity

Balance, June 30, 2003	$183,361	$ -	$279,904	$(6,569)	$(3,125)	$ 1,002	$454,573
Net loss for the nine months			(32,868)				(32,868)
Cash dividends -$.225 per share			(10,140)				(10,140)
Issue of 187,750 shares of
restricted stock	1,305	(1,305)					-
Earned compensation		432					432
Exercise of employee stock
options	861						861
Conversion of foreign currency
financial statements				3,226			3,226
Adjustment in the minimum
pension liability					(834)		(834)
Reclassification of derivative
financial instruments
into earnings						(365)	(365)

Balance, March 31, 2004	$185,527	$ (873)	$236,896	$(3,343)	$(3,959)	$ 637	$414,885
Net income for the year			13,288				13,288
Cash dividends -$.30 per share			(13,578)				(13,578)
Issue of 216,500 shares of
restricted stock	1,397	(1,397)					-
Earned compensation		623					623
Exercise of employee stock
options	144						144
Restricted stock surrendered	(284)	36					(248)
Conversion of foreign currency
financial statements				(14)			(14)
Adjustment in the minimum
pension liability					(151)		(151)
Reclassification of derivative
financial instruments
into earnings.						(637)	(637)

Balance, March 31, 2005	$186,784	$ (1,611)	$236,606	$ (3,357)	$(4,110)	$ -	$414,312
Net loss for the year	-	-	(447,446)	-	-	-	(447,446)
Cash dividends -$.105 per share	-	-	(9,097)	-	-	-	(9,097)
Stock issued in connection with
the merger	261,905	(2,463)	-	-	-	-	259,442
Issue of 418,500 shares of
restricted stock	2,039	(2,039)	-	-	-	-	-
Earned compensation	(231)	2,896	-	-	-	-	2,665
Exercise of employee stock
options	913	-	-	-	-	-	913
Restricted stock surrendered	(83)	83	-	-	-	-	-
Deferred stock compensation	61	-	-	-	-	-	61
Conversion of foreign currency
financial statements	-	-	-	(7,506)	-	-	(7,506)
Adjustment in the minimum
pension liability	-	-	-	-	843	-	843

Balance, March 31, 2006	$451,388	$ (3,134)	$(219,937)	$ (10,863)	$(3,267)	$ -	$214,187

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Year	Year	Nine Months
	Ended	Ended	Ended
(in thousands)	March 31, 2006	March 31, 2005	March 31, 2004
Operating activities
Net Income (Loss)	$ (447,446)	$ 13,288	$(32,868)
Adjustments to reconcile net income (loss)
to net cash provided (used) by operating activities:
Net loss from discontinued operations	24,104	9,721	8,416
Loss on disposal of discontinued operations	-	1,432	6,941
Depreciation and amortization	43,511	32,257	26,048
Restructuring and asset impairment charges	69,243	2,836	16,398
Goodwill impairment	256,916	-	-
Deferred items	(37,701)	(23,337)	(13,220)
(Gain) loss on foreign currency transactions	(2,313)	(527)	1,737
Gain on disposition of fixed assets	(888)	(4,801)	(1,097)
Bad debt expense	127	240	216
Decrease (increase) in accounts receivable	1,437	(24,114)	(16,263)
Minority interests (income)	(216)	(85)	13
Decrease (increase) in inventories and advances
on purchases of tobacco	59,934	(27,480)	(23,718)
Decrease (increase) in current deferred
and recoverable taxes	(18,237)	2,960	(2,860)
Decrease (increase) in prepaid expenses	(19,513)	(727)	(1,613)
Increase (decrease) in accounts payable and
accrued expenses	(12,568)	21,168	(4,041)
Increase (decrease) in advances from customers	149,209	(28,899)	4,662
Increase (decrease) in income taxes	4,983	9,742	(2,401)
Other	1,919	(249)	(561)
Net cash provided (used) by operating activities
of continuing operations	72,501	(16,575)	(34,211)
Net cash provided (used) by operating activities
of discontinued operations	19,932	23,009	(20,578)
Net cash provided (used) by operating activities	92,433	6,434	(54,789)

Investing activities
Purchase of property and equipment	(19,773)	(15,222)	(23,731)
Proceeds from sale of property and equipment	17,963	8,086	1,415
Cash received in acquisition of business	42,019	-	-
Payments received on notes receivable	7,473	6,454	1,633
Issuance of notes receivable	(6,277)	(5,401)	(5,335)
Proceeds on sale of discontinued operations	-	484	-
Payments of merger related capitalized costs	-	(6,417)	-
Payments for other investments and other assets	1,924	(911)	1,419
Net cash provided (used) by investing activities
of continuing operations	43,329	(12,927)	(24,599)
Net cash provided (used) by investing activities
of discontinued operations	-	(1,272)	(3,559)
Net cash provided (used) by investing activities	43,329	(14,199)	(28,158)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
Alliance One International, Inc. and Subsidiaries

	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
(in thousands)	2006	2005	2004
Financing activities
Net change in short-term borrowings	$(349,289)	$(38,194)	$ 25,459
Proceeds from long-term borrowings	1,220,231	196,672	42,126
Repayment of long-term borrowings	(961,172)	(114,087)	(43,113)
Debt issuance cost	(25,299)	(11,884)	(1,525)
Proceeds from sale of stock	905	112	705
Cash dividends	(9,096)	(13,578)	(10,140)
Net cash provided (used) by financing activities	(123,720)	19,041	13,512

Effect of exchange rate changes on cash	(8,705)	(967)	(678)
Cash from deconsolidated Zimbabwe subsidiaries	(6,480)	-	-

Increase (decrease) in cash and cash equivalents	(3,143)	10,309	(70,113)
Cash and cash equivalents at beginning of year	29,128	18,819	88,932
Cash and cash equivalents at end of year	$ 25,985	$ 29,128	$ 18,819

Other information:
Cash paid during the year:
Interest	$ 93,689	$ 49,040	$ 27,315
Income taxes	10,167	7,130	14,165

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies

Description of Business

The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco.  The Company purchases tobacco primarily in the United States, Africa, Europe, South America and Asia for sale to customers in the United States, Europe and Asia.

Basis of Presentation

The Company was renamed Alliance One International, Inc. (Alliance One) concurrent with the merger of Standard Commercial Corporation (Standard) on May 13, 2005 with and into DIMON Incorporated.  Because the merger was completed after the close of the fiscal year ended March 31, 2005, the information contained in these consolidated financial statements for the fiscal year ended March 31, 2005 and the nine month transition year ended March 31, 2004 relates only to DIMON Incorporated.  See Note B “Merger of DIMON Incorporated and Standard Commercial Corporation” to the “Notes to Consolidated Financial Statements” for further information.

          The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the equity method of accounting for its investments in affiliates, which are owned 50% or less.

          As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After the deconsolidation, a non-cash impairment charge was recorded to reduce the net investment in Zimbabwe operations to estimated fair value. The Company is accounting for the investment on the cost method, as required under the accounting guidance, and has reported it in Cost Method Investments in the March 31, 2006 consolidated balance sheet.

Equity in Net Assets of Investee Companies and Cost Method Investments

The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are non-marketable securities. The Company reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future operating cash flow analysis requires significant management judgment with respect to future operating earnings growth rates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and changes in these estimates are recorded when known.  Estimates are used in accounting for, among other things, pension and postretirement health care benefits, inventory market values, allowance for doubtful accounts and advances to bank loan guarantees to growers, useful lives for depreciation and amortization, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, value-added tax credits in Brazil, the determination of the fair value of the investment in Zimbabwe operations, purchase accounting fair value determinations and contingencies. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on the Company’s best judgment.

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

Cash and Cash Equivalents

Cash equivalents are defined as temporary investments of cash with maturities of less than 90 days.  At March 31, 2006 and 2005, $1,500 and $8,000, respectively, are included in cash held on deposit as compensating balances for short-term borrowings.  The 2005 borrowings matured in June 2005, and the 2006 borrowings, which are classified as current liabilities, will mature in the first quarter of fiscal 2007.

Inventories

Inventories are valued at the lower of cost or market.  Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.  Inventory write downs as of March 31, 2006 and March 31, 2005 were $7,700 and $9,688, respectively.

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

Advances on Purchases of Tobacco

The Company provides agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies in its tobacco segment. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances to suppliers in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into the following crop year. The long-term portion of advances is included in Other assets in the consolidated balance sheet. Both the current and the long-term portion of advances to suppliers are reported net of allowances recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $45,124 at March 31, 2006, and $20,566 at March 31, 2005, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $18,162 in fiscal year 2006 and $11,923 in fiscal year 2005.  Write-downs charged against the allowance and recoveries of amounts previously charged off were not material.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Goodwill and Other Intangibles

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to systematic amortization, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred.  Impairment testing compares the carrying amount of the goodwill with its fair value. Fair value is estimated based on discounted cash flows.  When the carrying amount of goodwill exceeds its fair value, an impairment charge is recorded.

          The Company analyzed data collected and reviewed by its Chief Operating Decision Makers and determined that it has five geographical operating segments instead of one operating segment as reported in prior years.  After determining that it had five operating segments, the Company reevaluated its previous conclusions on reporting units and determined that the Company had five reporting units for goodwill evaluation.  Goodwill was assigned to certain reporting units and tested for impairment at the reporting unit level in accordance with SFAS No. 142.

          The Company has no intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts and a $33,700 customer relationship intangible recorded in connection with the merger.  Supply contracts are amortized primarily on a straight-line basis over the term of the contract ranging from three to five years.  Production contracts are amortized on a straight-line basis ranging from five to ten years.  The customer relationship intangible is being amortized on a straight-line basis over twenty years.  The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience.  Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of the intangible resulting in revaluation of the asset value to its fair value.  See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

Property and Depreciation

Property, plant and equipment is accounted for on the basis of cost.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 30 years, 5 to 10 years and 3 to 5 years, respectively.  The consolidated financial statements do not include fully depreciated assets.  Depreciation expense for the fiscal years ended March 31, 2006 and March 31, 2005, and the nine months ended March 31, 2004 was $39,898, $27,680, and $22,575, respectively.

          Estimated useful lives are periodically reviewed and, when warranted, changes are made to the estimated useful lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

          Under SFAS No. 144, a component of a business is reported as discontinued operations if the operations and cash flows have been reclassified from ongoing operations and there will be no significant involvement in such operations in the future.  The Company has made such decisions concerning tobacco operations in Italy and Mozambique, a U.S. non-tobacco processing facility and former Standard’s wool operations.  These operations are reported as discontinued operations in our financial statements and have resulted in losses of $24,104, $11,153 and $15,357 in the years 2006, 2005 and 2004 respectively.  See Note C “Discontinued Operations” to the "Notes to Consolidated Financial Statements" for further information.

Assets Held For Sale

The Company reclassifies assets to “Assets Held For Sale” when the company has committed to a plan to sale the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on its current condition and sales price.  Upon reclassifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Income Taxes

Deferred tax assets and liabilities reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.  The Company periodically assesses the realizability of deferred tax assets and the adequacy of deferred tax liabilities, including the results of local, state, federal or foreign statutory tax audits or estimates and judgments used.

          Realization of deferred tax assets associated with net operating loss and credit carryforwards is dependent upon generating sufficient taxable income prior to their expiration by tax jurisdiction.  The Company believes that it is more likely than not that certain of these net operating loss and credit carryforwards may expire unused and, accordingly, have established a valuation allowance against them. Although realization is not assured for the remaining deferred tax assets, the Company believes it is more likely than not the deferred tax assets will be realized through future taxable earnings or alternative tax strategies. However, deferred tax assets could be reduced in the near term if its estimates of taxable income during the carryforward period are significantly reduced or alternative tax strategies are no longer viable.

          The amount of income tax that the Company pays annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments.  The Company performs reviews of its income tax positions on a continuous basis and accrues for potential contingencies when it believes a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.  The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, its future results may include favorable or unfavorable adjustments to its estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. See Note L “Income Taxes” to the “Notes to Consolidated Financial Statements” for additional details regarding certain of its tax contingencies.

Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets – an Amendment of FASB Statement No. 140.”  SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. The Company is currently evaluating the impact of this standard, but would not expect SFAS No. 156 to have a material impact on the Company’s consolidated results of operations or financial condition.

          In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.”  SFAS No. 155 permits fair value remeasurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation.  SFAS No. 155 also establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. This standard is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The Company is currently evaluating the impact of this standard, but would not expect SFAS No. 155 to have a material impact on the Company’s consolidated results of operations or financial condition.

          In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a replacement of APB Opinion No. 20 and FASB Statement No. 3.” Under SFAS No. 154, changes in accounting principles will generally be made by the retrospective application of the new accounting principle to the financial statements of prior periods unless it is impractical to determine the effect of the change on prior periods. The reporting of a change in accounting principle as a cumulative adjustment to net income in the period of the change, as was previously permitted under APB Opinion No. 20, will no longer be permitted unless it is impractical to determine the effect of the change on prior periods. Correction of an error in the application of accounting principles will continue to be reported by retroactively restating the affected financial statements. The provisions of SFAS No. 154 will not apply to new accounting standards that contain specific transition provisions. SFAS No. 154 is applicable to accounting changes made in fiscal years beginning on or after December 15, 2005. The Company does not expect SFAS No. 154 to have a material effect, if any, on its consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Accounting Pronouncements (Continued)

          In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment.”  SFAS No. 123(R) will provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements.  That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans.  The Company will implement this new standard April 1, 2006. The implementation of this new standard will have no material impact on its overall financial position.  However, implementation would have impacted net income in the current period by approximately $727 had the standard been adopted in prior periods.  The actual impact of adoption cannot be predicted as it will depend on levels of share-based payments granted in the future.  SFAS No. 123(R) will also require the benefits of tax deductions in excess of compensation costs to be reported as a financing cash flow, rather than an operating cash flow as required by current literature.  While this requirement will reduce net operating cash flows and increase net financing cash flows after adoption, the Company does not anticipate this impact to be material at this time.

Stock-Based Compensation

The Company’s stock option plans are described more fully in Note K “Stock Incentive Plan” to the “Notes to Consolidated Financial Statements.”  The Company accounts for its plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under these plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Net income, as reported, includes compensation expense related to restricted stock.  See Note K “Stock Incentive Plan” to the “Notes to Consolidated Financial Statements” for further information.

          The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation.

	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
(in thousands, except per share data)	2006	2005	2004
Net income (loss), as reported	$(447,446)	$13,288	$(32,868)
Add: Stock-based employee compensation expense (income)
included in reported net income (loss), net of related tax
effects	(73)	(254)	(200)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects	(654)	(684)	(1,192)
Pro forma net income (loss)	$(448,173)	$12,350	$(34,260)
Earnings (loss) per share:
Basic – as reported	$ (5.51)	$ 0.30	$ (0.73)
Basic – pro forma	$ (5.52)	$ 0.28	$ (0.77)
Diluted – as reported	$ (5.51)	$ 0.29	$ (0.73)
Diluted – pro forma	$ (5.52)	$ 0.27	$ (0.77)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Computation of Earnings Per Common Share
	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
(in thousands, except per share data)	2006	2005	2004
BASIC EARNINGS
Income (loss) from continuing operations	$(423,342)	$24,441	$(17,511)
Loss from discontinued operations	(24,104)	(11,153)	(15,357)
Net Income (Loss)	$(447,446)	$13,288	$(32,868)

SHARES
Weighted Average Number of Shares Outstanding	81,220	44,892	44,723

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$(5.21)	$.55	$(.40)
Loss from discontinued operations	(.30)	(.25)	(.33)
Net Income (Loss)	$(5.51)	$.30	$(.73)

DILUTED EARNINGS
Income (loss) from continuing operations	$(423,342)	$24,441	$(17,511)
Add after tax interest expense applicable to 6¼%
Convertible Debentures issued April 1, 1997	-*	-*	-*

Income (loss) from continuing operations	(423,342)	24,441	(17,511)
Loss from discontinued operations	(24,104)	(11,153)	(15,357)
Net Income (Loss) as Adjusted	$(447,446)*	$13,288*	$(32,868)*

SHARES
Weighted average number of common shares outstanding	81,220**	44,892	44,723
Restricted shares issued and shares
applicable to stock options, net of shares assumed to
be purchased from proceeds at average market price	-*	577	-*
Assuming conversion of 6 ¼% Convertible
Debentures at the beginning of the period	-*	-*	-*
Average Number of Shares Outstanding	81,220*	45,469*	44,723*

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$(5.21)	$.54	$(.40)
Loss from discontinued operations	(.30)	(.25)	(.33)
Net Income (Loss) as Adjusted	$(5.51)*	$.29*	$(.73)*

*

Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share. In connection with the closing of the merger with Standard many of the Company’s financing arrangements were refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  For the year ended March 31, 2006 and the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

**

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock owned by a subsidiary.  Shares of common stock owned by the subsidiary was 7,853 at March 31, 2006.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Alliance One International, Inc. and Subsidiaries (in thousands)

Note A – Significant Accounting Policies (Continued)

Change in Fiscal Year

On June 23, 2003, our Board of Directors adopted a change in fiscal year end from June 30 to March 31.  The primary purpose of the change is to better match the financial reporting cycle with natural global crop cycles for leaf tobacco.  As a result of this change, the Company had a nine month transition period ended March 31, 2004. The Company’s fiscal year 2005 began on April 1, 2004.  Condensed consolidated comparative financial data for the fiscal year ended and March 31, 2006, March 31, 2005 and unaudited data for the twelve months ended March 31, 2004, are summarized below:

	Twelve Months	Twelve Months	Twelve Months
	Ended	Ended	Ended
(in thousands)	March 31, 2006	March 31, 2005	March 31, 2004 (unaudited)
Sales and other operating revenues	$2,112,685	$1,300,118	$1,145,539
Gross profit	224,685	194,617	174,575
Other income	(2,501)	(5,285)	(2,734)
Selling, administrative and general expenses	164,087	124,416	125,077
Goodwill Impairment	256,916	-	-
Restructuring and asset impairment charges	85,411	2,836	16,398
Debt retirement expense	66,474	-	-
Interest expense	108,585	52,840	44,786
Interest income	7,107	4,448	6,867
Derivative financial instruments income	(5,092)	(13,122)	(4,484)
Income taxes	(17,531)	13,113	5,546
Equity in net income of investee companies	999	89	40
Minority interests (income)	(216)	(85)	(271)
Income (loss) from continuing operations	(423,342)	24,441	(2,836)
Loss from discontinued operations	(24,104)	(11,153)	(15,976)
NET INCOME (LOSS)	$ (447,446)	$ 13,288	$ (18,812)

Earnings (loss) per share:
Basic
Income (loss) from continuing operations	$ (5.21)	$ 0.55	$(0.06)
Loss from discontinued operations	(0.30)	(0.25)	(0.36)
NET INCOME (LOSS)	$ (5.51)	$ 0.30	$(0.42)
Diluted
Income (loss) from continuing operations	$ (5.21)	$ 0.54	$(0.06)
Loss from discontinued operations	(0.30)	(0.25)	(0.36)
NET INCOME (LOSS)	$ (5.51)	$ 0.29	$(0.42)

Concentration of Credit Risk

The Company may potentially be subject to a concentration of credit risks due to cash and trade receivables relating to customers in the tobacco industry.  Cash is deposited with high-credit-quality financial institutions.  Concentration of credit risks related to receivables is limited because of the diversity of customers and locations.

Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At March 31, 2006, no shares of preferred stock had been issued.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note B – Merger of DIMON Incorporated and Standard Commercial Corporation

On November 7, 2004, DIMON and Standard, the second and the third largest global independent leaf tobacco merchants, respectively, entered into an Agreement and Plan of Reorganization, or merger agreement.  On May 13, 2005, the merger was completed.  Upon the consummation of the merger, Standard merged into DIMON, which simultaneously changed its name to Alliance One International, Inc.

          DIMON and Standard merged to create a stronger organization better able to effectively address the challenges of an evolving global leaf tobacco industry.  The merger provides the opportunity to enhance and expand customer service relationships; improve ability to competitively source leaf tobacco and implement DIMON’s and Standard’s expertise and capabilities across substantially larger operations.  The combination also allows the Company to realize significant cost savings through rationalization of tobacco processing facilities and create long term shareholder value.

          Under the terms of the merger agreement, Standard shareholders received three shares of the Company’s common stock for each Standard share owned.  Approximately 41,243 shares of the Company’s common stock were issued in exchange for all outstanding shares of common stock of Standard based on the three-for-one exchange ratio, at an aggregate value of $264,368 (based on the average closing price of $6.36 of DIMON common stock during the two business days before and after the date the merger was announced).  The net share value, after consideration of unearned compensation – restricted stock of $2,463, is $261,905.  The common stock issuance combined with professional fees and charges incurred to effect the merger of $12,205 resulted in a total purchase price of $274,110.

          The merger has been treated as a purchase business combination for accounting purposes, with the Company as the acquiring entity.  As such, Standard’s assets acquired and liabilities assumed have been recorded at their fair value and the results of operations after May 13, 2005 to March 31, 2006 are included in the results of the Company.  In identifying the Company as the acquiring entity, the companies took into account the relative share ownership of the surviving entity, the composition of the governing body of the combined entity and the designation of certain senior management positions. As a result, the historical financial statements of DIMON become the historical financial statements of the Company. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, May 13, 2005. The purchase price allocation has been completed and as of March 31, 2006 is as follows:

May 13, 2005
Cash	$ 42,019
Accounts receivable trade	100,781
Inventory	365,110
Advances and deposits suppliers	41,945
Assets of discontinued operations	68,567
Other current assets	22,705
Property, plant and equipment	172,281
Goodwill and intangible assets	143,030
Other	42,281
Total assets acquired	$ 998,719
Notes payable banks and other	$ 442,205
Accounts payable	94,818
Other current liabilities	100,997
Long term debt	11,396
Deferred income taxes	48,123
Deferred compensation and other	21,613
Other	2,994
Total liabilities	$ 722,146
Total unearned compensation – restricted stock	$ 2,463
Net assets acquired	$ 274,110

          As indicated in the above table, the goodwill and intangible asset balance relative to the merger is $143,030 and is non-deductible for tax purposes. Included within this balance is a finite lived customer relationship intangible of $33,700, which is being amortized over a useful life of twenty years.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note B – Merger of DIMON Incorporated and Standard Commercial Corporation (Continued)

          The Company has established reserves for employee separation and operational exit costs related to the integration of certain Standard functions and operations into the Company.  Costs associated with these integration actions do not impact earnings and are recognized as a component of purchase accounting, resulting in an adjustment to goodwill.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further disclosure of the purchase accounting separation and exit costs.

          Prior to the merger, DIMON and Standard established a series of integration design teams across each regional and functional area which, with the assistance of an independent consultant, created a detailed integration plan. These teams reviewed both companies’ financial and operating statistics, assessed their respective processing facilities and regional and corporate offices identified potential redundant staffing.

          The regional integration design teams have assessed each of DIMON’s and Standard’s processing facilities around the world and identified countries where there will be duplicative facilities and/or excess of capacity. As a result of the process, the decision was taken to sell, close or convert to storage a minimum of twelve of the 37 worldwide processing facilities owned by the Company as of the merger.  As of March 31, 2006, processing facilities in the U.S. (3), Turkey, Russia, Paraguay, Brazil and Thailand were closed. The closing or sale of processing facilities in Greece and Spain as well as several dark tobacco processing facilities are anticipated to be completed in fiscal 2007.

          The plan also reviewed regional and corporate offices to identify and eliminate duplicative regional and corporate overhead. In addition to the elimination of redundant systems and facilities, headcount reduction for the combined company was significant in 2006.

          During 2006, the costs relating to the closure or conversion of former Standard facilities and severance or relocation of former Standard employees have been recorded as the net purchase price of Standard. Costs associated with closure of former DIMON facilities and severance or relocation of former DIMON employees have been recorded as expenses in the results of operations.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for restructuring and integration costs details.

          Many of DIMON’s and Standard’s financing arrangements have been refinanced in connection with the closing of the merger because (1) change of control clause in agreements governing such financings, or (2) the merged company was not able to comply with certain of the financial covenants contained in those agreements as of the closing of, or immediately after, the merger.  The specific financing arrangements that were refinanced are detailed in Note H “Long-Term Debt” to the “Notes to Consolidated Financial Statements.”

Alliance One Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma information in the table below summarizes the combined results of operations of DIMON and Standard for the years ended March 31, 2006, 2005 and 2004 as if the companies were combined as of April 1, 2003.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the merger taken place at the beginning of each period or results of future periods.  The following information has not been adjusted to reflect any anticipated cost savings or operating efficiencies that may be realized as a result of the merger.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note B – Merger of DIMON Incorporated and Standard Commercial Corporation (Continued)

Alliance One Selected Unaudited Pro Forma Combined Financial Information (Continued)

	Unaudited Proforma Twelve Months Ended March 31,
thousands except per share data	2006 (1) (2)	2005	2004 (3)
Revenues	$2,184,022	$2,196,530	$1,884,179
Operating income (loss)	(279,391)	106,690	8,958
Income (loss) from continuing operations	(425,002)	46,550	32,253
Loss from discontinued operations	(26,282)	(43,693)	(64,703)
Net income (loss)	$ (451,284)	$ 2,857	$ (32,450)
Basic earnings (loss) per share
- from continuing operations	$(4.96)	$ .54	$ .36
- from discontinued operations	(0.31)	(.51)	(.76)
Basic earnings (loss) per share	$ (5.27)	$ .03	$ (.40)

(1) Merger related debt retirement expenses were $66,474 and restructuring, impairment and integration charges were $85,411 for fiscal 2006.

(2) Goodwill impairment charge of $256,916 for fiscal 2006.

(3) Includes DIMON results of operations for the twelve months ended March 31, 2004.

Note C – Discontinued Operations

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
Summary of Discontinued Operations	2006	2005	2004
Sales and other revenues	$ 54,754	$ 52,717	$ 19,867

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	(25,105)	(15,658)	(15,626)
Income tax expense / (benefit)	(1,001)	(4,505)	(269)
Loss from discontinued operations, net of tax	$(24,104)	$(11,153)	$ (15,357)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note C – Discontinued Operations (Continued)

	March 31, 2006	March 31, 2005
Assets of discontinued operations:
Cash	$ 1,352	$ -
Trade receivables, net of allowances	9,925	4,872
Inventory and advances	23,396	19,939
Net property, plant and equipment	7,174	4,777
Other assets	4,209	1,969
Total assets of discontinued operations	$ 46,056	$ 31,557

Liabilities of discontinued operations:
Accounts payable	$ 2,625	$ 1,723
Accrued expenses	5,745	210
Advances from customers	156	1,255
Total liabilities of discontinued operations	$ 8,526	$ 3,188

Discontinued Italian Operations, Other Regions Segment

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

          Italian operations of both former DIMON and Standard were being investigated by the Directorate General for Competition (DGCOMP) of the European Commission (EC) into tobacco buying and selling practices within the leaf tobacco industry in Italy.  As a result of this investigation, fines of $12,000 were levied against the former DIMON entity and $16,800 were levied against the former Standard entity.  Fines levied against the former DIMON entity are included in the summary shown below, while fines levied against the former Standard entity have been recorded as a purchase price adjustment as the investigation was initiated prior to the combination of the two companies.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note C – Discontinued Operations (Continued)

Discontinued Italian Operations (Continued)
Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004
Sales and other revenues	$ 22,825	$41,447	$ 15,309

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$(15,239)	$ (6,252)	$(11,391)
Income tax expense / (benefit)	(177)	(538)	(62)
Loss from discontinued operations, net of tax	$(15,062)	$ (5,714)	$(11,329)

	March 31, 2006	March 31, 2005
Assets of discontinued operations:
Trade receivables, net of allowances	$ 8,557	$ 4,389
Tobacco inventory and advances	20,325	8,923
Other assets	280	382
Total assets of discontinued operations	$29,162	$ 13,694

Liabilities of discontinued operations:
Accounts payable	$ 1,624	$ 594
Advances from customers	156	1,255
Accrued expenses	1,348	-
Total liabilities of discontinued operations	$ 3,128	$1,849

Discontinued Wool Operations, Other Regions Segment

As a result of the merger, the Company acquired the remaining net assets of Standard’s discontinued wool operations.  The liquidation of these assets is continuing.  The remaining assets are primarily in France and, along with the remaining trading operations in France, are the subjects of separate sales agreements pending governmental approval.  Due to unexpected delays in conjunction with obtaining approval from the French government the sale of these operations has been delayed.  The Company is obtaining approval from the French government as expeditiously as possible.

Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note C – Discontinued Operations (Continued)

Discontinued Wool Operations (Continued)

Year
Ended
March 31,
2006
Sales and other revenues	$ -

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (1,164)
Income tax expense / (benefit)	-
Loss from discontinued operations, net of tax	$ (1,164)

Assets of discontinued operations:
Cash	$ 1,352
Trade receivables, net of allowances	556
Net property, plant and equipment	4,830
Other assets	3,450
Total assets of discontinued operations	$ 10,188

Liabilities of discontinued operations:
Accounts payable	$ 96
Accrued Expenses	2,603
Total liabilities of discontinued operations	$ 2,699

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop.  This decision involves the closure of its three operating entities and will affect approximately 550 permanent employees.

          As a result of the merger, the Company’s concession to promote tobacco production in the Chifunde district of Mozambique was terminated by the government for the fiscal 2006 crop year.  In conjunction with the appeal process the Company received a letter on October 11, 2005 from the Minister of Agriculture of Mozambique referring the case back to the local government.  At that point the Company entered into discussions with the local government of the Chifunde district to secure the concession for the 2007 crop year.  These discussions continued through January 31, 2006 at which time the Company concluded that it was unlikely that the local government would issue a concession for the crop year in fiscal 2007 to the Company.  Due to this decision by the local government the Company initiated a process to evaluate the strategic alternatives for its remaining Mozambique operations without the Chifunde district and determined that it was not in the Company’s economic interest to remain in Mozambique without this strategic district.  The Company evaluated the criteria of SFAS No. 144 and concluded that the Mozambique operations qualify to be presented as assets held for sale and accordingly, the assets have been written down to their fair value less any selling costs.

Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note C – Discontinued Operations (Continued)

Discontinued Mozambique Operations (Continued)

	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004
Sales and other revenues	$31,516	$10,815	$ 4,464

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$(5,769)	$(1,790)	$ (478)
Income tax expense / (benefit)	216	-	-
Loss from discontinued operations, net of tax	$(5,985)	$(1,790)	$ (478)

	March 31, 2006	March 31, 2005
Assets of discontinued operations:
Trade receivables, net of allowances	$ 792	$ 415
Tobacco inventory and advances	3,071	10,927
Net property, plant and equipment	1,244	1,894
Other assets	54	90
Total assets of discontinued operations	$5,161	$13,326

Liabilities of discontinued operations:
Accounts payable	$ 187	$ 33
Accrued expenses	1,683	131
Total liabilities of discontinued operations	$ 1,870	$ 164

Discontinued Non-Tobacco Operations, Other Regions Segment

In January 2004, the Company acquired a majority interest in a non-tobacco entity previously reported using the equity method of accounting.  Production expectations and the development of emerging markets have not met management’s expectations.  As a result, the Company began investigating strategic alternatives for its non-tobacco operation in Fiscal 2006, which led to an impairment evaluation in accordance with SFAS No. 144.  The Company  recorded asset impairment charges of $1,764 during the three months ended December 31, 2005. The Company reevaluated the criteria for classifying the assets as held for sale and reporting the results of operations as  discontinued operation in the fourth quarter of fiscal 2006 and concluded that the Company now met all of the  criteria prescribed by SFAS No. 144. The assets of the non-tobacco operations were reclassified as held for sale and the results of operations, including the impairment charge, were presented as discontinued operations.  The Company sold the assets on April 13, 2006.

Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note C – Discontinued Operations (Continued)

Discontinued Non-Tobacco Operations (Continued)

	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004
Sales and other revenues	$ 413	$ 455	$ 94

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$(2,933)	$(7,616)	$ (3,757)
Income tax expense / (benefit)	(1,040)	(3,967)	(207)
Loss from discontinued operations, net of tax	$(1,893)	$(3,649)	$ (3,550)

	March 31, 2006	March 31, 2005
Assets of discontinued operations:
Trade receivables, net of allowances	$ 20	$ 68
Inventory and advances	-	89
Net property, plant and equipment	1,100	2,883
Other assets	425	1,497
Total assets of discontinued operations	$ 1,545	$ 4,537

Liabilities of discontinued operations:
Accounts payable	$ 718	$1,096
Accrued expenses	111	79
Total liabilities of discontinued operations	$ 829	$1,175

Note D – Restructuring and Asset Impairment Charges

The Company expects to realize significant savings as a result of the merger.  With the assistance of outside consultants, the Company developed a detailed preliminary integration plan as of the closing of the merger with Standard that addressed each origin and functional area.  Through the use of regional integration teams, assessments were made of each of DIMON’s and Standard’s processing facilities around the world as well as identification of countries in which there may be duplicative facilities and/or excess capacity.  The plan also reviewed origin and corporate offices.  As a result of these closures and redundancies, the plan also included a significant reduction in the global workforce.  Subsequent to the acquisition of Standard, the Company has continued assessing relevant information obtained as it relates to markets and customers that were not available prior to the merger which has resulted in modifications to the preliminary integration plan.  The integration plan specifically identifies all significant actions to be taken to complete the plan, activities of the acquired company that will not be continued, including the method of disposition and location of those activities, and the plan's expected date of completion.  Actions required by the plan were initiated immediately and have continued throughout fiscal 2006.  The Company has completed the planning process and made the necessary adjustments to the consolidated financial statements.

          Employee related severance costs for 2006 totaled $30,944.  Severance and other cash charges for 2006 totaled $43,805.  Payments of $31,026 were made in 2006 with the remaining $13,644 to be paid in 2007.

          The integration charges resulting from the Company’s decisions have different accounting treatment depending on whether they are related to former DIMON operations or former Standard operations.  In accordance with Emerging lssues Task Force (EITF) 95-3, Recognition of Liabilities in Conjunction with a Purchase Business Combination, the Company has recorded the costs of a plan to (1) exit an activity of the former Standard operations, (2) involuntarily terminate employees of the former Standard operations, or (3) relocate employees of the former Standard operations as liabilities assumed in a purchase business combination and included in the allocation of the acquisition cost resulting in an increase in goodwill.  The Company concluded that these costs were not associated with or were not incurred to generate revenues of the combined entity after the consummation date, had no future economic benefit to the combined Company, were incremental to other costs incurred in the conduct of activities prior to the consummation date, and will be incurred as a direct result of the plan to exit an activity of the Standard.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note D – Restructuring and Asset Impairment Charges (Continued)

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

          The Company recognizes the asset impairment when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Realization values for assets subject to impairment testing are determined primarily by management, taking into consideration various factors including third-party appraisals, quoted market prices or previous experience.  If the asset remains in service at the decision date, the asset is written down to its fair value and the resulting book value is depreciated over its remaining economic useful life.

          Exit costs, including, among other things, severance, and other employee benefits costs are accounted for in accordance with SFAS No. 146.  As such, liabilities for exit costs are measured initially at their fair value and recorded when incurred.

          Assets of $19,955 are being actively marketed and have been reclassified in the Company’s balance sheet to assets held for sale.  These assets are primarily production and administrative facilities that have become redundant as a result of the merger.  As integration plans are completed, additional assets may become redundant and would be reclassified to held for sale as soon as they are identified and actively marketed.

          Restructuring and asset impairment costs of the South American segment and the Other Regions segment were $2,376 and $83,035, respectively.  There was no restructuring and asset impairment cost in the South American segment in March 2005 and the nine months ended March, 2004.

          Under ARB 51, “Consolidated Financial Statements,” when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  As a result of the deteriorating political environment, economic instability and foreign currency control, the Company determined that its Zimbabwe operations should be deconsolidated as of March 31, 2006.  This resulted in a reclassification of all of the net assets of $72,375 to Cost Method Investments prior to the impairment review.  After deconsolidation, the Company recorded a non-cash impairment charge of $47,899 to adjust the investment in those operations to estimated fair value. No income tax benefit was recognized on the charge because it was treated as having indefinite reversal for tax accounting purposes.  The investment is now accounted for using the cost method and is reported on the balance sheet in Cost Method Investments.  Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there. At March 31, 2006, the remaining investment in the Zimbabwe operations was $24,476.

          In addition to the above actions, the Company has incurred significant one-time costs, primarily related to legal and professional fees to effect the merger.  These costs are $5,367 for the year ended March 31, 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note D – Restructuring and Asset Impairment Charges (Continued)

The following tables summarize the integration actions as of March 31, 2006, March 31, 2005 and nine months ended March 31, 2004 of former DIMON operations which have been included in earnings.  The former Standard operations have been included in adjustments to goodwill as of March 31, 2006.

	Years Ended		Nine Months
	March 31,		Ended
Restructuring and Asset Impairment Charges	2006	2005	March 31, 2004
Employee separation and other cash charges:
Beginning balance	$ 865	$ 1,582	$ -
Period Charges:
Severance charges	14,828	2,146	1,582
Spanish tobacco operations obligations	2,000	-	-
Other cash charges	5,367	-	100
Total employee separation and other cash charges	22,195	2,146	1,682
Payments through March 31	(17,033)	(2,863)	(100)
Ending balance March 31	$ 6,027	$ 865	$ 1,582

Asset impairments and other non-cash charges:
SFAS No. 144 asset impairment – tobacco operations:
CdF	12,520*	-	-
Spain	1,241	-	-
United States	-	690	9,811
Deconsolidated Zimbabwe cost investments	47,899	-	4,905
Other non-cash charges	1,556	-	-
Total asset impairments and other non-cash charges	$63,216	$ 690	$ 14,716

Total restructuring and asset impairment charges	$85,411	$ 2,836	$16,398

*	Includes pretax charges of $7,409 and $5,111 for fixed asset and intangible asset impairments, respectively.

Year Ended
Purchase Accounting Adjustments to Goodwill	March 31, 2006
Employee separation and other cash charges:
Severance charges	$ 16,116
Spanish tobacco operations obligations	3,800
Other cash charges	1,694
Total employee separation and other cash charges	21,610
Payments through March 31	(13,993)
Ending balance March 31	$ 7,617

SFAS No. 144 asset impairment – tobacco operations – Spain	$ 3,535

Total severance and exit activity charges	$ 25,145

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note D – Restructuring and Asset Impairment Charges (Continued)

SFAS No. 144 - Asset Impairment

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

United States

          SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. Based upon diminished U.S. crop production and processing requirements, the Board of Directors approved the closing of one of its U.S. processing facilities upon completion of the processing of the 2004 U.S. crop.  As a result of the approved Plan, the related U.S. fixed assets were determined to be impaired based upon future undiscounted cash flows being insufficient to support their carrying value. In 2004, a pre-tax impairment charge of $9,811 on fixed assets, primarily machinery and equipment, was recorded based on asset fair values as determined by independent appraisals.  In addition, a $1,682 pre-tax charge for severance and other costs was recorded for employees notified prior to March 31, 2004.  In 2005 additional asset impairment charges of $690 were recorded as well as $2,146 in additional severance and other costs for employees notified prior to March 31, 2005.  The majority of severance costs were recorded and paid in 2005 with the remainder paid in 2006.

Spain

         As previously discussed the Company has been evaluating each operation as part of its integration planning.  Due to the continuing decline in the Spanish leaf tobacco market and the decoupling of the farm support prices for tobacco production under the European Union Agricultural Policy enacted in fiscal 2005 the Company decided to close the two production facilities in Spain after the completion of the 2005 crop processing season. The decision was approved by the Finance Committee of the Board of Directors on November 28, 2005.  This action would have affected approximately 200 persons and the closures were originally expected to be concluded after the seasonal tobacco packing is completed at the Malpartida facility in March 2006 and at the Benevente facility in June 2006.   In connection with the decision to close the operations, the Company reviewed its fixed assets for impairment and recorded long-lived asset impairment charges of $4,776 and restructuring charges of $5,800 in the third quarter of fiscal 2006.  Of the $10,576 total charges, the Company has recognized $3,241 in earnings and $7,335 related to the former Standard operations as a purchase price adjustment to goodwill since these costs qualify under EITF 95-3.  On February 1, 2006, the Company entered into an agreement to sell Agroexpansion, S.A., its former DIMON operation, and World Wide Tobacco Espana, S.A., its former Standard operation which is expected to close on or near August 1, 2006.  Since the Spanish operations were not available for immediate sale as of March 31, 2006, they have not been presented as assets held for sale.

CdF - Sale of dark air-cured operations

          As a consequence of the ongoing transition in overcapacity within certain markets of the industry, the Company began tentative negotiations to dispose of its dark air-cured operations. On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compania General de Tabacos de Filipinas, S.A. (CdF), the owner of the Company’s dark air-cured tobacco business.  In connection with this letter of intent, the Company reviewed its assets for impairment and recorded asset impairment charges of $12,520 in earnings during fiscal 2006.  The Company anticipates closing will occur during fiscal 2007.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note E – Goodwill and Other Intangibles

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires the use of the purchase accounting method for business combinations and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 stipulates a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives.  It also requires at least an annual assessment for impairment by applying a fair –value – based test. Intangible assets with finite useful lives continue to be amortized over the useful lives.

           The Company tests the carrying amount of goodwill for each operating segment annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  The testing is based on a discounted cash flow approach for each operating segment to determine fair value (Step 1).  The Company also tests the sensitivities of these fair value estimates to changes in our earnings growth rate and discount rate. When a possible impairment for an operating segment is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of the net assets of the operating segment excluding goodwill to the total fair value (Step 2).  When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

           As discussed in Note N “Segment Information” in fiscal 2006 the Company changed from one to five operating segments which required the Company to re-evaluate its historical SFAS No. 142 assumption of only one reporting unit.  SFAS No. 142 states that the reporting unit is considered as an operating segment or one level below an operating segment (i.e. a component of an operating segment).  A component of an operating segment can be a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  SFAS No. 142 does provide that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

          The Company has the following five operating segments:  Africa, Asia, Europe, North America and South America.  Each operating segment has multiple components referred to as origins (i.e. local countries within that region).  The Company has concluded that each of the components of the operating segments met the aggregation criteria thus the Company’s reporting units are at the operating segment level.  As a result the Company undertook the following measures in accordance with the provisions of SFAS No. 142:

•

Assigned the previously reported enterprise goodwill existing at the adoption date of SFAS No. 142, July 1, 2002, to certain of the reporting units.  While the majority of goodwill arose from the Intabex acquisition in 1997, the composition of the Company was significantly different from that date; therefore, the allocation of goodwill was based on the valuation of the Company’s operating segments at the adoption date.  Goodwill was allocated based on the excess of each of the reporting units’ present value of discounted cash flows over its net assets as defined by the Company’s structure on July 1, 2002.  Therefore, operating segments were defined without regard to the reorganization of regional segments in 2006 or reclassifications of discontinued operations.

•

Performed the Step 1 impairment test for each of the applicable reporting units as of the adoption date of SFAS No. 142 and annually for the fiscal years 2003, 2004 and 2005.  All of the reporting units passed Step 1 of the goodwill impairment test as required by SFAS No. 142 for each of these years.

•

In conjunction with the acquisition of Standard the Company assigned the goodwill generated in this transaction to certain of the reporting units and completed the Step 1 test as of the annual goodwill testing date which is January 1.

•

As a result of the North America and South America reporting units failing Step 1 the Company completed Step 2 to measure the impairment loss, if any, by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.   The fair value of the reporting unit was estimated using the expected present value of future cash flows.  Based on this analysis the Company recorded a total goodwill impairment charge of $256,916 during the fourth quarter of fiscal 2006.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note E – Goodwill and Other Intangibles (Continued)

•

Of the total goodwill impairment charge, $75,742 related to North America.  Prior to the merger with Standard, no goodwill was previously allocated to the former DIMON operating segment in North America.  As a result of declines in the U.S. market share due to unanticipated decreased customer demand and reduced crop size, indicators of impairment were present in the fourth quarter.  Accordingly, Step 2 testing was required resulting in the related goodwill impairment charge.

•

Of the total goodwill impairment charge, $181,174 related to South America.  Prior to the merger, all previous goodwill of $151,772 was allocated to the South America operating region.  Merger related goodwill of $29,402 was allocated to South America.  As stated above management completed the annual impairment test for each of the preceding years without any impairment.  There are several changes in the South America region that have significantly impacted operations in 2006.  First is the impact of the absorption of local intrastate trade taxes resulting from a change in local laws.  Second is the effect of the strong local currency on prices paid to growers and related tobacco conversion costs.  Third is the impact of the poor quality of the 2005 crop.  These factors negatively impacted the operating segment’s future cash flow projections.  Some of these factors are expected to continue to affect cash flow projections which indicated impairment in the fourth quarter of 2006.  Accordingly, Step 2 was required and the related impairment charge was recorded.

          The carrying value of other intangible assets as of March 31, 2006, after consideration of fully amortized intangibles, is $44,515 gross and $33,756 net and represent customer relationship and production and supply contracts.  These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives. The Company did not have any indefinite-lived intangible assets, other than goodwill, as of the July 1, 2002 adoption date or the March 31, 2006 balance sheet date.  The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives.  The factors considered include but are not limited to the expected cash flows generated from the business or assets, economic factors and changes in the marketplace.  Based on test results of all pertinent factors, an adjustment of $5,111 related to a supply contract was recorded in 2006.  Amortization expense associated with these intangible assets was $3,543, $2,681 and $1,967 for the years ended March 31, 2006 and 2005 and the nine months ended March 31, 2004, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note E – Goodwill and Other Intangibles (Continued)

Goodwill and Intangible Asset Rollforward:

		Unamortizable Goodwill			Amortizable Intangibles
		South America Segment	Other Regions Segment	Total	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
	Weighted average remaining
	useful life in years	-	-	-	20	3
	March 31, 2005 balance:
	Gross carrying amount	$151,772	$ -	$151,772	$ -	$ 19,662	$171,434
	Accumulated amortization	-	-	-	-	(10,952)	(10,952)
	Net balance	151,772	-	151,772	-	8,710	160,482
	Purchase goodwill and intangibles*	29,402	79,928	109,330	33,700	-	143,030
	Amortization expense	-	-	-	(1,474)	(2,069)	(3,543)
	SFAS No. 142 Goodwill impairment	(181,174)	(75,742)	(256,916)	-	-	(256,916)
	SFAS No. 144 Intangible asset impairment	-	-	-	-	(5,111)	(5,111)
	March 31, 2006 balance	$ -	$ 4,186	$ 4,186	$32,226	$ 1,530	$37,942

*	See Note B “Merger of DIMON Incorporated and Standard Commercial Corporation” to the “Notes to Consolidated Financial Statements” for further information.

Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
For year ended 2007	$ 1,685	$ 1,144	$ 2,829
For year ended 2008	$ 1,685	$ 386	$ 2,071
For year ended 2009	$ 1,685	-	$ 1,685
For year ended 2010	$ 1,685	-	$ 1,685
For year ended 2011	$ 1,685	-	$ 1,685
Later years	$ 23,801	-	$ 23,801
	$ 32,226	$ 1,530	$ 33,756

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

The fair value estimates presented herein are based on third party sources.

          During the year ended March 31, 2006, there were no changes in accumulated other comprehensive income.  During the year ended March 31, 2005, accumulated other comprehensive income decreased by $637, net of deferred taxes of $324, due to the reclassification into earnings, primarily as cost of goods and services sold, due to the fulfillment of transactions.  During the nine months ended March 31, 2004, accumulated other comprehensive income decreased by $365, net of deferred taxes of $167, due to the reclassification into earnings, primarily as cost of goods and services sold, due to fulfillment transactions.

The carrying value and estimated fair value of the Company’s long-term debt are $772,585 and $754,146 respectively, as of March 31, 2006 and $489,921 and $531,385, respectively, as of March 31, 2005.

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

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  At March 31, 2006, the Company held instruments of this type with an aggregate notional value of $155,000 bearing interest at rates between 5.085% and 5.40%, and with maturity dates ranging from June 1, 2006 to September 15, 2008.  SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the twelve months ended March 31, 2006 and 2005, the Company recognized non-cash income before income taxes of $5,092 and $13,122, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities - Compensation and Other.  At March 31, 2006, the remaining aggregate credit of $290 is classified as Accrued Expense.

Forward Currency Contracts

The Company periodically enters into forward currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  In accordance with SFAS No. 133, when these derivatives qualify for hedge accounting treatment, they are accounted for as cash flow hedges and are recorded in other comprehensive income, net of deferred taxes.

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs. Some of these contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the year ended March 31, 2006, income of $1,606 has been recorded in cost of goods and services sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note F – Derivative and Other Financial Instruments (Continued)

Credit Risk

Financial instruments, including derivatives, expose the Company to credit loss in the event of non-performance by counterparties.  The Company manages its exposure to counterparty credit risk through specific minimum credit standards, diversification of counterparties, and procedures to monitor concentrations of credit risk.  If counterparty fails to meet the terms of an arrangement, the Company’s exposure is limited to the net amount that would have been received, if any, over the arrangement’s remaining life.  The Company does not anticipate non-performance by the counterparties and no material loss would be expected from non-performance by any one of such counterparties.

Note G – Short-Term Borrowing Arrangements

Excluding all long term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $599,439 at March 31, 2006 ($562,661 at March 31, 2005).  These lines bear interest at a weighted average rate of 5.04% for the twelve months ending March 31, 2006.  At March 31, 2006 and March 31, 2005 amounts outstanding under the lines were $299,930 and $212,006, respectively.  Unused lines of credit at March 31, 2006 amounted to $232,864 ($308,342 at March 31, 2005), net of $66,645 of available letters of credit lines.  Certain non-U.S. borrowings of approximately $18,860 have inventories of approximately $14,026 as collateral.  As noted below, there is limited recourse against certain receivables of the Company if the Company fails to fulfill its contractual obligations.  At March 31, 2006, $1,500 included in cash is held on deposit as a compensating balance for $1,403 in short-term borrowings which will mature in May 2006.  There were no other compensating balance agreements.

          The Company has entered into a $25,000 limited recourse receivable purchase program with one of its lenders.  Under the program, the lender takes the receivable payment risk of the customer subject to usual and customary covenants, while the Company fulfills contractual obligations.  Funding of the purchased receivable is 80% of the face value, and the Company retains an interest in the remaining 20%, which is paid at collection.  As of March 31, 2006, $19,031 was funded under the program and recorded in short-term borrowings.

Note H – Long-Term Debt

Such debt is comprised of:
	March 31, 2006		March 31, 2005
	Maturing within One Year	Maturing after One Year	Maturing within One Year	Maturing after One Year
Senior notes (net of fair value adjustment
of $(6,833) in 2005)	$ -	$325,156	$ -	$318,167
Subordinated debentures	(895)	91,608	-	73,328
Revolving credit notes	22,000	318,500	-	83,450
Other long-term debt	6,830	8,870	2,838	7,908
	27,935	744,134	2,838	482,853
Capitalized lease obligations	156	360	671	3,559
	$28,091	$744,494	$3,509	$486,412

Payments of the debt excluding capital lease obligations are scheduled as follows:
	Senior Notes	Subordinated Debentures*	Revolving Credit Notes	Other Long-Term Debt	Total
2007	$ -	$ (895)	$ 22,000	$ 6,830	$ 27,935
2008	-	(1,040)	93,875	4,571	97,406
2009	-	(1,206)	32,625	1,811	33,230
2010	-	(1,400)	144,000	749	143,349
2011	-	(1,625)	48,000	45	46,420
2012	3,437	(1,885)	-	2	1,554
Later years	321,720	98,763	-	1,692	422,175
	$325,157	$90,712	$340,500	$15,700	$772,069
*	2007 through 2012 subordinated debenture amounts represent amortization of the 10% original issue discount

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note H – Long-Term Debt (Continued)

          On May 13, 2005, many of the Company’s existing financing arrangements were refinanced in connection with the closing of the merger with Standard because of change of control clauses in agreements governing such financings, or because the merged company would not have been able to comply with certain of the financial covenants contained in those agreements as of the closing of, or immediately after, the merger.  The specific financing arrangements that were refinanced were:

• DIMON’s $150,000 senior credit facility;
• DIMON’s $200,000 of 9 5/8% senior notes due 2011;
• DIMON’s $125,000 of 7 3/4% senior notes due 2013;
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
• the issuance of $100,000 of 12 3/4% senior subordinated notes due 2012 sold at a 10% original issue discount (reflecting a 15% yield to maturity); and

•

a new $650,000 senior secured credit facility with a syndicate of banks consisting of (1) a three-year $300,000 senior secured revolving credit line, which accrues interest at a rate of LIBOR plus a margin of 3.25%, (2) a three-year $150,000 senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.25%, and (3) a five-year $200,000 senior secured term loan, which accrues interest at an annual rate equal to LIBOR plus 3.50%.

          The Company and Intabex Netherlands, B.V., or Intabex (one of the Company’s primary wholly-owned foreign holding companies), are co-borrowers under the new $300,000 senior secured revolving credit line, and the Company’s borrowings under that line are limited to $150,000 principal amount outstanding at any one time.  Intabex is the sole borrower under each of the new senior secured term loans.  One of the Company’s primary foreign trading companies, Alliance One International AG, or AOIAG, is a guarantor of Intabex’s obligations under the new senior secured credit facility.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note H – Long-Term Debt (Continued)

          From time to time the Company may need to enter into various amendments and or waivers under its Senior Secured Credit Agreement seeking specific modification to covenants or provisions therein related to changes in the normal course of business, special one time occurrences, financial performance or other unforeseeable events. On October 28, 2005 the Company and the Lenders agreed to the First Amendment to the May 13, 2005 Senior Secured Credit Agreement where a provision was established permitting the payment of fines up to €24,000 related to European Commission anti-competition litigation.  The changes effected by the Second Amendment are described in detail in the Current Report on Form 8-K filed by the Company on December 1, 2005.

          Additionally, effective November 30, 2005 the Company and the Lenders agreed to the Second Amendment to the May 13, 2005 Senior Secured Credit Agreement, where several sections were modified.  The Second Amendment relaxes certain financial covenants contained in the Credit Agreement, including but not limited to:

• a reduction of the minimum consolidated interest coverage ratio that must be maintained;
• an increase in the maximum consolidated leverage ratio that must be maintained; and
• the establishment of a fixed maximum consolidated total senior debt to borrowing base ratio that must be maintained.
The Second Amendment also changes certain negative covenants in the Credit Agreement, including but not limited to:
• a reduction in the maximum permitted amount of uncommitted inventory;
• a decrease in the maximum capital expenditures to $40 million per year; and

•

a prohibition of certain restricted payments, including dividends to holders of Alliance One common stock, from the date of the Second Amendment until the first fiscal quarter during which the borrowers have fully complied with the original financial covenants set forth in the Credit Agreement (the “Pricing Period”).

          The Second Amendment also provides that no borrowings may be drawn under the revolving credit facility or swingline facility if Alliance One has more than $110 million of unrestricted cash and cash equivalents in the aggregate on its consolidated balance sheet at the time of such draw.  Further, if unrestricted cash and cash equivalents exceed $110 million for any ten consecutive days, unrestricted cash and cash equivalents in excess of $110 million must be used to repay borrowings under the swingline or revolving credit facility.

          The Second Amendment provides that during the Pricing Period, the interest rate margin applicable to the revolving credit facility and term loan A borrowings shall be 3.25% over LIBOR or 2.25% over the Agent’s base rate.  In addition, the Second Amendment permanently increases the interest rate on the term loan B to 3.50% over LIBOR or 2.50% over the Agent’s base rate.

The Company continuously monitors its compliance with these covenants. No default exists as of March 31, 2006.

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

Other long-term debt consists of obligations of the Company’s tobacco operations in Brazil, Macedonia, Serbia, Asia and Africa and is payable at interest rates varying from 2.71% to 13.35%.

Note I – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2013.  Interest rates are imputed at 4.26% to 8.00%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)
Note I – Long-Term Leases (Continued)
	Capital Leases	Operating Leases
2007	$156	$ 2,920
2008	123	2,161
2009	129	1,847
2010	73	1,760
2011	17	1,621
Remaining	18	8,781
Present value of net minimum lease payments	516	$19,090
Less current portion of obligations under capital leases	156
Long-term obligations under capital leases	$360
Capitalized amounts:
Machinery and equipment, primarily vehicles	$906
Accumulated amortization	(495)
	$411

Note J – Equity in Net Assets of Investee Companies

The Company has equity basis investments in companies located in Asia and South America.  The investments in Asia were acquired as part of the merger of Standard with and into DIMON.  The Asia investees and ownership percentages are as follows; Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%.  The information presented in the tables below includes only the results of those companies after May 13, 2005 and the balance sheet data for fiscal year ended March 31, 2006.  Information presented prior to the merger includes the Company’s 50% owned South America investee, Espinosa (Colombia).  Summarized financial information for these investees for fiscal years ended March 31, 2006 and 2005 and the nine month transition year ended March 31, 2004 follows:

	Years Ended		Nine Months
	March 31,		Ended
Income Statement Information	2006	2005	March 31, 2004
Sales	$66,190	$2,746	$322
Gross Profit	9,038	699	100
Net Income	2,042	178	(311)

	Years Ended
	March 31,
Balance Sheet Information	2006	2005
Current Assets	$62,384	$2,136
Property, plant and equipment and other assets	27,552	865
Current Liabilities	45,875	1,165
Long-term obligations and other liabilities	8,273	-
Interests of other shareholders	18,231	918
Company’s interest	17,557	918

Note K – Stock Incentive Plan

In November 2003, the shareholders of the company approved the Alliance One International, Inc. 2003 Incentive Plan (formerly known as the DIMON Incorporated 2003 Incentive Plan) (the “2003 Plan”) which incorporated shares remaining for issuance under the DIMON Incorporated Omnibus Stock Incentive Plan (“Prior Plan”) and authorized the addition of 2,200 shares for the 2003 Plan.  The amount of shares is subject to increase for shares issued in the event of a stock dividend, stock split, subdivision or combination or other similar change in the capital structure of the Company, or any other event that, in the judgment of the Executive Compensation Committee (the “Committee”), necessitates adjustment of the maximum number of shares available for issuance.  The 2003 Plan authorizes the issuance of various stock incentives to any employee of the Company or any subsidiary and any member of the Board that the Committee determines has contributed to the profits or growth of the Company or its affiliates, including nonqualified or incentive stock options, stock appreciation rights, shares of restricted stock, performance shares and incentive awards.  As of the closing date of the merger, stock options and restricted stock awards previously issued by Standard Commercial Corporation to its employees and directors were assumed by the Company and are included in the shares awarded under the 2003 Plan.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note K – Stock Incentive Plan (Continued)

          Stock options granted under the 2003 Plan allow for the purchase of common stock at prices determined at the time the option is granted by the Committee.  Stock appreciation rights (“SARs”) may be granted under the 2003 Plan in relation to option grants or independently of option grants.  SARs generally entitle the participant to receive in cash the excess of the fair market value of a share of common stock on the date of exercise over the value of the SAR at the date of grant.  Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  The restricted shares have ordinary voting and dividend rights.  Pursuant to the DIMON Deferred Compensation Plan, which was frozen as of December 31, 2004, Board members and certain other employees may defer both option and restricted share awards.  See Note M “Employee Benefits” to the “Notes to Consolidated Financial Statements” for further information.  As of March 31, 2006, 21 restricted shares had been deferred by Board members and 12 were outstanding. As of March 31, 2006, 3,503 shares of restricted stock had been awarded under the 2003 Plan, the Prior Plan and the Standard Commercial Corporation Restricted Stock Plan, and 1,068 shares were outstanding.  Performance shares granted under the 2003 Plan are an award, stated with respect to a specified number of shares of common stock that entitles the holder to receive shares of common stock, cash or a combination of both.  As of March 31, 2006, no performance shares had been awarded under the 2003 Plan.  Incentive awards granted under the 2003 Plan allow for selected individuals to receive cash payments upon attainment of stated performance objectives determined by the Committee.  No awards may be granted under the 2003 Plan, as amended, after December 31, 2013.

          The outstanding options and SARs awarded under the Prior Plan become exercisable on various dates as originally determined for the grants.  Under the 2003 Incentive Plan, the Committee will determine the dates that the options and SARs become exercisable.

          Prior to the authorization of the 2003 Plan, the Company maintained the DIMON Incorporated Directors’ Stock Plan which replaced The Non-Employee Directors’ Stock Option Plan.  As of March 31, 2006, (i) options to purchase 60 shares had been granted of which 50 shares were outstanding under the Directors Plan and (ii) 24 shares had been granted of which 18 shares were outstanding under the Non-Employee Directors’ Stock Option Plan.  There are no plans to make any further awards under these plans.

          The Company accounts for the costs of SARs as compensation charges to the income statement with quarterly adjustments for market price fluctuations.  All other options are treated as equivalent shares outstanding.  The adjustments in fair market values of the SARs were credits to income of $112, $390 and $307 in 2006, 2005 and 2004, respectively.

         Certain potentially dilutive options outstanding at March 31, 2005 were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the common shares during the period, and accordingly, their effect is antidilutive.  These shares totaled 2,837 at a weighted-average exercise price of $10.99 per share.  At March 31, 2006 and 2004, all outstanding options were excluded from the computation of earnings per diluted share because the effect of their inclusion was antidilutive.  These shares totaled 3,763 at a weighted-average exercise price of $7.67 in 2006 and 3,591 at a weighted-average exercise price of $10.19 per share in 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note K – Stock Incentive Plan (Continued)

Information with respect to options and SARs follows:

		March 31,
		2006	2005	2004
Options and SARs outstanding at beginning of year		4,145	4,335	4,137
Options and SARS acquired with merger		741	-	-
Options and SARs granted		533	517	625
Options and SARs exercised		(200)	(43)	(267)
Options and SARs cancelled		(936)	(664)	(160)

Options and SARs outstanding at end of year		4,283	4,145	4,335

SARs included as outstanding at end of year		520	670	744

Options available for future grants at end of year		1,771	2,355	2,385

Options and SARs exercisable at end of year		2,856	2,571	2,456
Option and SAR exercise prices per share:
Date of grant	(at lowest price)	$ 3.72	$ 6.45	$ 6.95
	(at highest price)	3.96	6.45	6.95
Exercised	(at lowest price)	1.67	2.81	2.81
	(at highest price)	5.83	4.63	5.50
Cancelled	(at lowest price)	1.67	2.81	6.25
	(at highest price)	22.31	22.31	22.31

Weighted average option exercise price information for 2006, 2005 and 2004 follows:

	March 31,
	2006	2005	2004
Outstanding at beginning of year	$9.19	$9.52	$9.73
Granted during the year	3.96	6.45	6.95
Exercised during the year	4.21	3.34	3.27
Cancelled during the year	11.83	9.59	15.50
Outstanding at end of year	7.55	9.19	9.52
Exercisable at end of year	8.50	10.82	11.56

Option and SARS groups outstanding at March 31, 2006 and related weighted average price and life information follows:

Grant Date by Fiscal Year	Outstanding	Exercisable	Exercise Price	Remaining Life (Fiscal Years)
1997	227	227	18.20	-
1998	242	242	22.34	1
1999	497	497	7.59	2
2000	92	92	3.75	3
2001	329	329	2.91	4
2002	625	625	7.05	5
2003	715	686	6.26	6
2004	595	119	6.66	7
2005	441	39	6.45	8
2006	520	-	3.96	9
	4,283	2,856

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note K – Stock Incentive Plan (Continued)

          The weighted average fair value at date of grant for options and SARS granted during 2006 and 2005 was $1.30 and $1.81 per option, respectively.  The fair value of options and SARS at date of grant was estimated using the Black-Scholes model with the following weighted average assumptions:

Black-Scholes Assumptions	2006	2005
Expected Life in Years	7	7
Interest Rate	4.08%	4.06%
Volatility	37.88%	39.98%
Dividend Yield	3.03%	4.65%

Note L – Income Taxes

The components of income (loss) before income taxes, equity in net income (loss) of investee companies, minority interests and discontinued operations consisted of the following:

	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004
U.S.	$ (265,207)	$ (46,051)	$(13,535)
Non-U.S.	(176,881)	83,431	(3,865)
Total	$ (442,088)	$ 37,380	$(17,400)

The details of the amount shown for income taxes in the Statements of Consolidated Income and Comprehensive Income follow:
	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004
Current
Federal	$ -	$ (665)	$ (60)
State	-	-	-
Non-U.S.	31,505	26,857	11,017
	$ 31,505	$ 26,192	$ 10,957
Deferred
Federal	$ (28,610)	$ (6,886)	$(12,900)
State	-	-	3,211
Non-U.S.	(20,426)	(6,193)	(1,650)
	$ (49,036)	$ (13,079)	$(11,339)
Total	$ (17,531)	$ 13,113	$ (382)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note L – Income Taxes (Continued)

          The reasons for the difference between income tax expense based on income (loss) before income taxes, equity in net income (loss) of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

Year	Year	Nine Months
Ended	Ended	Ended
March 31,	March 31,	March 31,
2006	2005	2004
Tax expense (benefit) at U.S. statutory rate	$ (154,731)	$ 13,083	$ (6,090)
Effect of non-U.S. income taxes	(1,560)	(9,406)	456
U.S. taxes on non-U.S. income, net of tax credits	51,153	3,380	1,400
Goodwill and other asset impairment	102,313	-	-
Foreign tax credits carryforward	(64,390)	-	-
Change in valuation allowance	47,860	-	-
Expired tax credits	-	-	3,000
Permanent items	1,824	6,056	852
Actual tax expense (benefit)	$ (17,531)	$ 13,113	$ (382)
The deferred tax liabilities (assets) are comprised of the following:
March 31,	March 31,
2006	2005
Deferred tax liabilities:
Non-U.S. taxes	$ 428	$ 2,937
Unremitted earnings of non-U.S. subsidiaries	460	140
Fixed assets	24,941	4,558
Total deferred tax liabilities	$ 25,829	$ 7,635

Deferred tax assets:
Reserves and accruals	$ (39,490)	$ (9,411)
Restructuring accruals	(2,526)	(1,088)
Tax credits	(70,495)	(5,225)
Tax loss carryforwards	(47,418)	(53,339)
Derivative transactions	(58)	(2,094)
Postretirement and other benefits	(26,151)	(19,727)
Other	(351)	(17,654)
Gross deferred tax assets	(186,489)	(108,538)
Valuation allowance	85,813	31,100
Total deferred tax assets	$(100,676)	$ (77,438)
Net deferred tax asset	$ (74,847)	$ (69,803)

The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2006	March 31, 2005
Current asset	$ (37,003)	$ (8,848)
Current liability	7,205	-
Non current asset	(52,454)	(68,734)
Non current liability	7,405	7,779
Net deferred tax asset	$ (74,847)	$ (69,803)

          The current portion of the deferred tax asset is included in “current deferred and recoverable income taxes”, the current portion of deferred tax liability is included in “current deferred and income taxes payable”, and the non-current asset is included in “deferred taxes and other deferred charges.”

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note L – Income Taxes (Continued)

          For the years ended March 31, 2006 and 2005, the valuation allowance increased by $54,713 and $10,103, respectively, due primarily to additional foreign tax credits in the U.S. and state and non-U.S. tax loss carryovers and management’s judgment as to realization of certain deferred tax assets.  At March 31, 2006, the Company has non-U.S. tax loss carryovers of $140,751 and U.S. state tax loss carryovers of $190,018, respectively, that expire in 2007 and thereafter.  At March 31, 2006, the Company has foreign tax credit carryovers in the U.S. of $66,121 that expire in 2016.  These tax credits result from taxable remittances of foreign income of $426,184, plus tax gross-up, during the year ended March 31, 2006.  Valuation allowances of $85,813 and $31,100 remain at March 31, 2006 and March 31, 2005, respectively, primarily related to foreign tax credits in the U.S. and state and non-U.S. tax loss carryovers that begin expiring in 2007.

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

          The Company has provided deferred income taxes of $460 and $140, respectively, at March 31, 2006 and March 31, 2005 for estimated U.S. income taxes, net of foreign tax credits, for undistributed earnings of foreign subsidiaries that it no longer considers permanently reinvested overseas.  No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $111,883 at March 31, 2006 and $22,623 at March 31, 2005 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Note M – Employee Benefits

Retirement Benefits

As a result of the merger, the Company has multiple benefit plans across operations at several locations that have resulted in increases in both pension cost and post retirement benefit cost.  The Company is evaluating alternatives for standardizing benefits and some plans have been combined.  As a result of the integration of DIMON and Standard, the Company experienced workforce reductions that have resulted in curtailment charges and credits, settlement charges and credits and partial plan terminations for pension and postretirement health plans in various locations.

          The Company has defined benefit plans that provide retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation. The Company merged the Standard Commercial Corporation Defined Benefit Plan into the Alliance One International, Inc. Pension Plan, a cash balance plan, effective January 1, 2006.  Workforce reductions resulting from the merger of DIMON and Standard Commercial Corporations gave rise to a curtailment and a partial plan termination in the Alliance One International, Inc Pension Plan.   The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions.  The Standard Commercial Corporation Supplemental Employee Retirement Plan was frozen as of December 31, 2005.  Eligible individuals became participants in other Company benefit plans.  There were curtailments and special termination benefits recognized for several of these additional executive retirement plans.   Pursuant to the merger, certain individuals were granted additional benefits under their employment agreements valued in excess of $1,300.

          Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Greece, Turkey, and United Kingdom.  The Company froze the plans of Standard Commercial Corporation in the United Kingdom on March 31, 2006.  Eligible employees became participants in other benefit plans.

The Company’s policy is to contribute amounts to the plans sufficient to meet or exceed funding requirements of local governmental rules and regulations.
A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2006 and 2005, the measurement dates, was as follows:

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2006	2005	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning	$67,854	$66,685	$ 5,831	$ 4,994
Service cost	2,696	2,712	2,252	458
Interest cost	4,503	3,999	2,767	358
Actuarial (gain) loss	(3,553)	(353)	(3,389)	558
Plan amendments/settlements/curtailments	(857)	(132)	1,041	(87)
Acquisition	19,563	-	53,193	-
Benefits paid	(9,493)	(5,057)	(5,249)	(450)
Benefit obligation, ending	$80,713	$67,854	$56,446	$ 5,831

Change in Plan Assets
Fair value of plan assets, beginning	$32,732	$33,773	$ -	$ -
Actual return on plan assets	3,983	2,007	5,673	-
Acquisition	15,625	-	36,349	-
Employer contribution	3,411	2,009	5,085	450
Benefits paid	(9,493)	(5,057)	(5,249)	(450)
Fair value of plan assets, ending	$46,258	$32,732	$ 41,858	$ -

Funded status of plan	$(34,455)	$(35,122)	$(14,588)	$(5,831)
Unrecognized net actuarial loss	(600)	7,848	(5,308)	2,137
Unrecognized prior service cost	2,890	1,573	431	693
Net amount recognized	$(32,165)	$(25,701)	$(19,465)	$(3,001)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2006	2005	2006	2005
Amounts Recognized in the Consolidated Balance Sheet
Consist of:
Prepaid benefit cost:
Accrued benefit liability	$(38,392)	$(32,945)	$(20,483)	$(4,326)
Intangible asset	1,873	1,356	54	499
Accumulated other comprehensive income	4,354	5,888	964	826
Net amount recognized	$(32,165)	$(25,701)	$(19,465)	$(3,001)

The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2006	2005	2006	2005
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$80,713	$67,854	$56,446	$5,831
Accumulated benefit obligation	79,048	65,673	55,353	4,291
Fair value of plan assets	46,258	32,732	41,858	-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
			(9 Mos.)			(9 Mos.)
	2006	2005	2004	2006	2005	2004
Service cost	$ 2,696	$ 2,712	$ 2,012	$ 2,252	$458	$345
Interest cost	4,503	3,999	2,963	2,767	358	282
Expected return on plan assets	(3,703)	(2,732)	(1,891)	(2,360)	-	-
Amortization of prior service cost	1,729	280	210	43	48	41
Recognized net actual loss	713	743	647	106	160	120
Special termination benefits	188	91	-	660	(42)	-
One-time effects of curtailment	(155)	-	-	602	-	-
One-time effects of settlement	(35)	-	-	473	-	-
Net periodic pension cost	$ 5,936	$ 5,093	$3,941	$ 4,543	$982	$788

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2006	2005	2006	2005
Additional Information:
Increase in minimum liability included in other comprehensive income	$(1,534)	$244	$138	$26

          For the U.S. plans, benefit obligations and net periodic pension costs for the Retirement Plan and the Excess Benefit and Supplemental Plans were determined using assumed discount rates of 6.00% for 2006, 5.75% for 2005, and 6.00% for 2004.  Assumed compensation increases were 3.0% for 2006, 3.0% for 2005, and 4.0% for 2004 for the Retirement Plan and for the Excess Benefit Plan.  The assumed long-term rate of return on plan assets was 8.25% for 2006 and 8.5% for 2005 and 2004 for the Retirement Plan.  The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation and estimates of future investment performance by asset class.  For 2006, benefit obligations and net periodic pension costs for the non-U.S. plans were determined using assumed discount rates ranging from 4.50% to 6.00%.  Assumed compensation increases ranged from 2.00% to 3.00% for 2006.  The assumed long-term rate of return on plan assets was 7.00% for 2006.  For 2005 non-U.S. plans, discount rates and assumed compensation increases are in accordance with locally accepted practice and no assumed long-term rate of return was made for non-U.S. plan assets as the plans are generally not funded.

Plan Assets
The Company’s asset allocations at March 31, 2006 and 2005 by asset category are as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2006	2005	2006	2005
Asset Category:
Equity securities	80%	68%	78%	0%
Fixed income	15%	28%	17%	0%
Other short term investments	5%	4%	5%	0%
Total	100%	100%	100%	0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

Plan Assets (Continued)

          The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  The Company’s target asset allocation strategy is a 70%/30% allocation between equity and fixed income securities.  The asset allocation at March 31, 2006 reflects the investment allocation after all funds were transferred and invested by the new investment managers.  Manager performance is measured against investment objectives and objective benchmarks, including:  Salomon 90 Day Treasury Bill, Lehman Brothers Intermediate Govt. Credit, Lehman Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE.  The Portfolio Objective is to exceed the actuarial return on assets assumption.  Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate.  Equity securities do not include the Company’s common stock.

Cash Flows

Contributions
The Company expects to contribute $2,700 to its domestic benefits plans and $2,500 to its foreign benefit plans in 2007.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans
	March 31,	March 31,	March 31,
	2006	2006	2006
2007	$ 6,262	$ 2,984	$ 852
2008	5,684	3,007	813
2009	5,588	3,044	768
2010	5,411	3,067	740
2011	5,554	3,210	718
Years 2012-2016	39,535	19,352	3,262

Postretirement Health and Life Insurance Benefits

The Company provides certain health and life insurance benefits to retired U.S. employees (and their eligible dependents) who meet specified age and service requirements.  Plan assets consist of cash deposits in a self insured term life insurance program.  Effective February 1, 2006 the self insured term life insurance program was terminated.  In 2005 the plan was amended to exclude new employees from the plan after September, 2005 and to cap the Company’s annual cost commitment to benefits for current employees.  This plan amendment resulted in a reduction of $14,118 to the benefit obligation for future retirees.  The Company retains the right, subject to existing agreements, to modify or eliminate these postretirement health and life insurance benefits in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M – Employee Benefits (Continued)

Postretirement Health and Life Insurance Benefits (Continued)

A reconciliation of benefit obligations, plan assets and funded status of the plans was as follows:

	March 31,	March 31,
	2006	2005
Change in Benefit Obligation
Benefit obligation, beginning	$ 20,682	$ 23,047
Service cost	234	403
Interest cost	885	1,203
Amendments	(14,118)	-
Actuarial (gain) loss	985	(2,026)
Special termination benefits	(272)	-
Acquisition	2,517	-
Benefits paid	(1,768)	(1,945)
Benefit obligation, ending	$ 9,145	$ 20,682

Change in Plan Assets
Fair value of plan assets, beginning	$ 142	$ 45
Actual return on plan assets	(81)	57
Employer contribution	534	153
Benefits paid	(571)	(113)
Fair value of plan assets, ending	$ 24	$ 142

Funded status of plan	$ (9,121)	$(20,540)
Unrecognized actuarial loss	6,488	6,424
Unrecognized prior service cost	(14,172)	(1,692)
Net amount recognized	$(16,805)	$(15,808)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Prepaid benefit cost	$ -	$ -
Accrued benefit liability	(16,805)	(15,808)
Intangible asset	-	-
Accumulated other comprehensive income	-	-
Net amount recognized	$(16,805)	$(15,808)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note M – Employee Benefits (Continued)

          For 2006, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.  For 2005, an initial annual rate of increase in the per capita cost of covered health care benefits was assumed to be 9.5%, decreasing gradually to 5.0% by the year 2011.

Plan Assets
Plan assets are invested in fixed income securities.

Net periodic benefit costs included the following components:

	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
	2006	2005	2004
Service cost	$ 234	$ 403	$ 335
Interest cost	885	1,203	1,005
Expected return on plan assets	(7)	(2)	(6)
Amortization of prior service cost	(927)	(308)	(231)
Special termination benefits	335	-	-
One-time effect of settlement	(272)	-	-
Actuarial loss	-	284	314
Net periodic benefit cost	$ 248	$1,580	$1,417

          The Company continues to evaluate ways to better manage these benefits and control their costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.  The Company expects to contribute $850 to its postretirement benefit plan in 2007.

          Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements.  There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system.  For these foreign plans, the cost of benefits charged to income was not material in 2006, 2005 and 2004.

Note N – Segment Information

The Company purchases, processes, sells and stores leaf tobacco.  Tobacco is purchased in more than 45 countries and shipped to more than 90 countries.  The sales, logistics and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to our major customers.  Within certain quality and grade constraints, tobacco is fungible and, subject to these constraints, customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.

          The Company re-evaluated its historical presentation of one reportable and operating segment and determined that based on this review the Company had five operating segments.  This was due to the Chief Operating Decision Makers’ (“CODM”) evaluation of the performance of the five operating segments based on information included in the management reports presented to the CODM.  The five operating segments are the following geographic segments:  Africa, Asia, Europe, North America and South America.  In reviewing these operations, the Company concluded that the economic characteristics of South America were dissimilar from the other operating segments.  Based on this fact, the Company is disclosing South America separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions”.  The Company concluded that these operating segments have similar economic characteristics and are similar in each of the following areas:

a.	the nature of the products and services;
b.	the nature of the production processes;
c.	the type or class of customer for their products and services;
d.	the methods used to distribute their products or provide their services; and
e.	the nature of the regulatory environment.
-80-

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note N – Segment Information (Continued)

          Selling, logistics, billing, and administrative overhead, including depreciation, which originates primarily from the Company’s corporate and sales offices are allocated to the segments based upon segment operating income.  The Company reviews performance data from purchase through sale based on the source of the product and all intercompany transactions are allocated to the segment that either purchases or processes the tobacco.

Analysis of Segment Operations	Year Ended March 31, 2006	Year Ended March 31, 2005	Nine Months Ended March 31, 2004
Sales and other Operating Revenues:
South America	$ 759,369	$ 467,615	$ 175,726
Other Regions	1,353,316	832,503	621,799
Total Revenue	$ 2,112,685	$1,300,118	$ 797,525

Operating Income (Loss):
South America	$ (166,561)	$ 39,117	$ 7,563
Other Regions	(112,667)	33,533	(5,713)
Total Operating Income (Loss)	(279,228)	72,650	1,850
Debt Retirement Expense	66,474	-	-
Interest Expense	108,585	52,840	32,167
Interest Income	7,107	4,448	6,395
Derivative Financial Instruments Income	(5,092)	(13,122)	(6,522)
Income (loss) before income taxes and other items	$ (442,088)	$ 37,380	$ (17,400)

Analysis of Segment Assets	Year Ended March 31, 2006	Year Ended March 31, 2005	Nine Months Ended March 31, 2004
Segment Assets:
South America	$ 652,004	$ 538,158	$ 526,856
Other Regions	1,252,120	865,901	830,548
Total Assets	$1,904,124	$1,404,059	$1,357,404

Goodwill:
South America	$ -	$ 151,772	$ 151,772
Other Regions Tog	4,186	-	-
Total Goodwill	$ 4,186	$ 151,772	$ 151,772

Equity in Net Assets of Investee Companies:
South America	$ 978	$ 918	$ 829
Other Regions	16,579	-	-
Total Investees	$ 17,557	$918	$ 829

Depreciation and Amortization:
South America	$ 12,676	$ 9,149	$ 6,977
Other Regions	30,835	23,108	19,071
Total Depreciation and Amortization	$ 43,511	$ 32,257	$ 26,048

Capital Expenditures:
South America	$ 5,215	$ 10,636	$ 9,900
Other Regions	14,558	4,586	13,831
Total Capital Expenditures	$ 19,773	$ 15,222	$ 23,731

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note N – Segment Information (Continued)

Geographic information as to sales and other operating revenues is based on the destination of the product shipped.

	Year	Year	Nine Months
	Ended	Ended	Ended
	March 31,	March 31,	March 31,
Sales by Destination	2006	2005	2004
Sales and Other Operating Revenues:
United States	$ 397,037	$ 223,168	$ 181,239
Germany	181,114	155,583	100,332
Other	1,534,534	921,367	515,954
	$ 2,112,685	$ 1,300,118	$ 797,525

Sales and Other Operating Revenues to Major Customers:

Of the 2006, 2005 and 2004 sales and other operating revenues, approximately 52%, 43% and 35%, respectively, were to various tobacco companies which management believes are now owned by or under the common control of two companies.  (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A	$ 719,051	$ 358,760	$ 145,469
Customer B	376,274	195,400	132,743
	$ 1,095,325	$ 554,160	$ 278,212

Long-Lived Assets:
United States	$ 48,532	$ 18,733	$ 23,543
Brazil	77,352	54,857	50,411
Turkey	47,467	18,039	19,499
Malawi	43,298	22,413	24,208
Tanzania	18,183	20,231	21,663
Zimbabwe	-	35,735	39,685
Europe	23,738	29,433	30,473
Argentina	13,983	1,112	1,290
Asia	9,139	7,466	8,372
Other	5,442	8,366	12,535
Long-Lived Assets	$ 287,134	$ 216,385	$ 231,679

Note O – Foreign Currency Translation

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

          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars.  The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange gains (losses) in 2006, 2005 and 2004 were $2,313, $527 and $(1,705), respectively, and are included in the respective statements of income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note P – Contingencies and Other Information

Tax

During June 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 related to disallowance of local currency foreign exchange losses on U.S. dollar funding.  In March 2005, the Taxpayer’s Council dismissed the assessment relating to the disallowance of local currency foreign exchange losses.  The remaining $14,914 related to disallowance of other sales related expenses.  As of March 31, 2006, this amount has increased to $19,489 due to the devaluation of the U.S. dollar to the Brazilian real.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of March 31, 2006, total estimated tax, penalties and interest relating to still unresolved issues is $2,195.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, as of March 31, 2006 is equivalent to approximately $4,907 for federal corporate income tax and $2,773 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  During March 2005, the Company received an official rejection of its appeal from the tax administration officials in Germany.  The Company has now appealed to the tax court and believes it has a strong case.  During the quarter ended December 31, 2005, the Company was informed that its hearing will not take place before August 2006.  This case is still ongoing as of March 31, 2006.

          In September 2002 and in January 2004, the Company’s Tanzanian operations received assessments for income taxes equivalent to approximately $2,400 and $5,600, respectively at that time.  In March 2005, the Company’s other Tanzanian operations received assessments that show no additional income taxes but that reduce the balance of its tax loss carryovers as of the end of 2001 by approximately $4,000.  In September 2005, additional assessments for 2002, 2003 and 2004 were received.  The assessments for 2002 and 2003 reduce tax loss carryovers another $6,000.  The 2004 assessment added to the reduction of tax loss carryovers and was equivalent to $1,200.  The Company has filed protests and appeals and is currently awaiting replies.

          In September 2004, the Zimbabwe tax authorities (ZIMRA) issued a proposed assessment on the Company’s operations for withholding tax on export commissions of approximately 22.8 billion Zimbabwe dollars, which at that time was approximately US $980.  At the official exchange rate as of March 31, 2006 this assessment is equivalent to US $260.  On February 1, 2006, ZIMRA delivered additional assessments for export commission deductions and withholding tax that totaled 112.0 billion Zimbabwe dollars, with interest and penalties, which was equivalent to US $1,300.  The Company has made a provisional payment of 5.0 billion Zimbabwe dollars, equivalent to US $57.  Additionally, 17.6 billion Zimbabwe dollars were garnished from the Company’s accounts on April 7, 2006.  This was equivalent to US $69 at the time of garnishment.  The Company has filed protests and appeals to these assessments and has met with the Commissioner of ZIMRA to express its objections to the assessments.  The Company continues to challenge the assessments on their merits.  Discussions with ZIMRA are ongoing and the Company believes it has strong defenses to these assessments.

          The Company has other tax audits and reviews ongoing in Indonesia, Luxembourg, the United Kingdom and Italy.  None of these is material and the Company believes it has supportable positions to all possible tax issues.

          The Company believes it has properly reported its income and provided for taxes in Brazil, Germany, Tanzania and Zimbabwe in accordance with applicable laws and intends to vigorously contest the proposed adjustments.

          Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the probable liability associated with these matters. While the resolution of these issues may result in tax liabilities that may differ from the accruals of $12,034 established for the matters, the Company currently believes that the resolution will not have a material adverse effect on its financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on its results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As the Company is no farther than the initial stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

-83-
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note P – Contingencies and Other Information (Continued)

Other

Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.  The Company and its subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined DIMON and its Spanish subsidiaries €2,592 and Standard and its Spanish subsidiaries €1,823.  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and Mindo (its former subsidiary) have been assessed a fine in the aggregate amount of €10,000 and that, in addition, the Company and Transcatab, a subsidiary of Standard prior to its merger into DIMON, have been assessed a fine in the aggregate amount of €14,000. With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed DIMON and Standard in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  The Company, along with its applicable subsidiaries, has appealed the decisions of the Commission with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above, and actually paid all of such fines as part of the appeal process.

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

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At March 31, 2006, the Company was guarantor of an amount not to exceed $357,136 with $321,315 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote and the accrual recorded for exposure under them was not material at March 31, 2006.

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

-84-
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note P – Contingencies and Other Information (Continued)

Other (Continued)

          Effective January 1, 2005, the government of Rio Grande do Sul, the state in which the Company’s subsidiaries operate in Brazil, adopted changes in their Imposto Sobre Circulação de Mercadorias e Serviços (“ICMS”), a tax on the transfer of goods and services between states within Brazil.  Under the prior tax regime, the Company’s transfers of leaf tobacco and processed tobacco inventory between states in Brazil was taxed but these transfers also generated tax credits that were used to offset ICMS tax obligations generated on interstate sales of tobacco or were transferable to third parties at a current market discount rate.  Pursuant to the recently adopted changes, these tax credits may not be used to reduce overall tax exposure by third parties by more than 10% of the generating company’s tax liability in any tax year, severely reducing the ability to sell excess tax credits to others.  The Company understands certain trade and industry groups are taking efforts to reverse this recent change, but there can be no assurance that these tax amendments will be reversed in the foreseeable future or at all.  As a result of these changes, management has determined that it is unlikely to realize, through use of sale, a substantial amount of the $25,090 in ICMS tax credits held as March 31, 2006.  Based upon certain estimates and assumptions about future realization of these tax credits, allowances of approximately $422 and $3,871 were recorded as of March 31, 2006 and 2005, respectively.  The allowance on ICMS tax credits held at March 31, 2006 may be adjusted in future periods based on market conditions and the ability to use the excess tax credits or sell them to third parties.

          Zimbabwe remains in a period of civil unrest and has a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political and economic situation in Zimbabwe continues to deteriorate, there could be further impairment of the cost method investment.  At March 31, 2006, the Company recorded an impairment charge of $47,899.  As a result, the Zimbabwe cost method subsidiaries are recorded at an estimated fair value of approximately $24,476.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note Q – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter (2) (3) (4)	Second Quarter (2) (3) (4)	Third Quarter (2) (3) (4)	Fourth Quarter (2) (3)	Fiscal Year
	Year Ended March 31, 2006
	Sales and other operating revenue	$403,149	$613,157	$515,070	$581,309	$2,112,685
	Gross profit	43,978	66,882	51,299	62,526	224,685
	Loss from continuing operations	(77,986)	(6,313)	(23,575)	(315,468)	(423,342)
	Income (loss) from discontinued operations	(2,672)	(14,235)	709	(7,906)	(24,104)
	Net Loss	(80,658)	(20,548)	(22,866)	(323,374)	(447,446)
	Per Share of Common Stock:
	Basic Loss (1)
	Loss from continuing operations	(1.17)	(.07)	(.28)	(3.67)	(5.21)
	Income (loss) from discontinued operations	(.04)	(.17)	.01	(.09)	(.30)
	Net Loss	(1.21)	(.24)	(.27)	(3.76)	(5.51)

	Diluted Loss (1)
	Loss from continuing operations	(1.17)	(.07)	(.28)	(3.67)	(5.21)
	Income (loss) from discontinued operations	(.04)	(.17)	.01	(.09)	(.30)
	Net Loss	(1.21)*	(.24)*	(.27)*	(3.76)*	(5.51)*
	Cash Dividends per Share	.075	.030	-	-	.105
Market Price	- High	6.80	6.30	4.32	5.06	6.80
	- Low	5.61	3.28	2.16	3.59	2.16
	Year Ended March 31, 2005
	Sales and other operating revenue	$284,575	$335,055	$362,128	$318,360	$1,300,118
	Gross profit	53,579	56,337	41,452	43,249	194,617
	Income (loss) from continuing operations	14,496	10,404	526	(985)	24,441
	Loss from discontinued operations	(1,122)	(4,817)	(2,390)	(2,824)	(11,153)
	Net income (loss)	13,374	5,587	(1,864)	(3,809)	13,288
	Per Share of Common Stock:
	Basic Earnings (Loss) (1)
	Income (loss) from continuing operations	.33	.23	.01	(.02)	.55
	Loss from discontinued operations	(.03)	(.11)	(.05)	(.06)	(.25)
	Net income (loss)	.30	.12	(.04)	(.08)	.30

	Diluted Earnings (Loss)
	Income (loss) from continuing operations	.31	.23	.01	(.02)	.54
	Loss from discontinued operations	(.02)	(.11)	(.05)	(.06)	(.25)
	Net income (loss)	.29*	.12*	(.04)*	(.08)*	.29*
	Cash Dividends per Share	.075	.075	.075	.075	.30
Market Price	- High	7.72	5.97	6.74	6.94	7.72
	- Low	5.50	5.04	5.74	5.76	5.04

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued) Alliance One International, Inc. and Subsidiaries (in thousands)

Note Q – Selected Quarterly Financial Data (Unaudited) (Continued)

Summarized quarterly financial information notes on the above are as follows:

(1)	Does not add due to quarterly change in average shares outstanding

(2)

2006 includes charges of $15,165, $1,798, $13,366 and $55,082 associated with restructuring and asset impairments in the first, second, third and fourth quarters, respectively.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information. Also, in the fourth quarter goodwill impairment charges of $256,916 were recognized. See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information. Additionally, charges of $64,907 and $1,567 associated with debt retirement expense in the first and second quarters, respectively, are included.

(3)

2005 includes charges of $675, $766, $536 and $859 associated with restructuring and asset impairments in the first, second, third and fourth quarters, respectively.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information. Additionally, charges of $3,250 in the second quarter to recognize fines assessed by the European Commission related to tobacco buying practices in Spain are included.

(4)

Amounts presented differ from amounts previously reported in our quarterly reports on Form 10-Q due to the classification of certain of our businesses as discontinued operations in accordance with SFAS No. 144.

*

Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings (loss) per share.  For the quarters ended December 31, 2004 and March 31, 2005 and all quarters in the  year ended March 31, 2006, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alliance One International, Inc.

We have audited the accompanying consolidated balance sheet of Alliance One International, Inc. (the “Company”) as of March 31, 2006, and the related statement of consolidated income and comprehensive income, stockholders' equity, and consolidated cash flow for the year then ended.  Our audit also included the financial statement schedule listed in the Index at Item 15a.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.  The consolidated financial statements of the Company for the year ended March 31, 2005 were audited by other auditors whose report, dated June 10, 2005, expressed an unqualified opinion on those statements.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

          In our opinion, such 2006 consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2006, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 23, 2006, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 23, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alliance One International, Inc. (formerly DIMON Incorporated)

          We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries as of March 31, 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity and cash flows for the year ended March 31, 2005 and the nine month period ended March 31, 2004.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Alliance One International, Inc. and subsidiaries at March 31, 2005, and the consolidated results of their operations and their cash flows for the year ended March 31, 2005and the nine month period ended March 31, 2004, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ Ernst & Young LLP
_____________________________________
Greensboro, North Carolina
June 10, 2005

Report of Independent Registered Public Accounting Firm on Internal Control

To the Board of Directors and Shareholders of Alliance One International, Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance One International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

          A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

          Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended March 31, 2006, of the Company and our report dated June 23, 2006, expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the fact that prior year consolidated financial statements were audited by other auditors.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 23, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Subsequent to the completion of the merger of Standard with and into DIMON, the Company issued a Request for Proposal to several independent audit firms to conduct a full-scope integrated audit of the Company’s financial statements, including reviews of unaudited interim financial information and of the Company’s internal control over financial reporting for the year ending March 31, 2006.  Following such competitive process, the Audit Committee dismissed its prior independent auditor, Ernst & Young LLP (“Ernst & Young”), as of August 25, 2005, and engaged Deloitte & Touche LLP (“Deloitte & Touche”), on August 31, 2005, as its independent auditor for fiscal 2006, effective with the quarter ended September 30, 2005.

The reports issued by Ernst & Young on the Company’s financial statements for the fiscal years ended March 31, 2004 and March 31, 2005, the two most recent fiscal years prior to their dismissal, did not contain an adverse opinion or a disclaimer of opinion, or any qualification or modification as to uncertainty, audit scope or accounting principles.  Further, during the fiscal years ended March 31, 2004 and March 31, 2005, the two most recent fiscal years prior to the dismissal, and through August 25, 2005, the date of dismissal, there were no disagreements with Ernst & Young on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Ernst & Young, would have caused Ernst & Young to make reference to the subject matter of the disagreement in connection with its reports.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures

As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the Securities and Exchange Commission (SEC) rules thereunder.  Disclosures controls and procedures include without limitation controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

ITEM 9A. CONTROLS AND PROCEDURES (Continued)

Internal Control Over Financial Reporting (Continued)

          Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on that evaluation, management has concluded that, as of March 31, 2006, Alliance One’s internal control over financial reporting was effective based on those criteria.

          Alliance One’s independent registered public accounting firm auditors has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 90 herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2006, there were no changes in the Company’s internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Corporate Governance

The Board of Directors has adopted corporate governance guidelines and charters for its Audit Committee, Executive Compensation Committee, Governance & Nominating Committee and Finance Committee.  These governance documents are available on our website, www.aointl.com, or by written request, without charge, addressed to:  Corporate Secretary, Alliance One International, Inc., 8001 Aerial Center Parkway, Morrisville, NC 27560-8417.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
The information contained in the Proxy Statement under the caption "Employment and Consulting Agreements & Certain Business Relationships" is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information contained in the Proxy Statement under the captions “Policy for Pre-Approval of Audit and Non-Audit Services” and “Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Income and Comprehensive Income –Years
ended March 31, 2006, 2005 and 2004
Consolidated Balance Sheet—March 31, 2006 and 2005
Statement of Stockholders' Equity--Years ended March 31, 2006, 2005 and 2004
Statement of Consolidated Cash Flows-- Years ended March 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements
Report of Deloitte & Touche LLP
Report of Ernst & Young LLP
Report of Independent Registered Public Accounting Firm on Internal Control
Management’s Report on Internal Control Over Financial Reporting
Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

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

4.02

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 6, 2001.

4.03

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 13, 2004.

4.04

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8%  Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed  May 16, 2005.

4.05

Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003.

4.06

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed November 13, 2004.

4.07

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed May 16, 2005.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

4.08

Indenture, dated as of April 1, 1997, between DIMON Incorporated and LaSalle National Bank, relating to 6  1/4% Convertible Subordinated Debentures due March 31, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 16, 1997 (Commission File No. 001-13684).

4.09

Indenture dated April 2, 2004, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.11 of Standard’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 14, 2004.

4.10

Supplemental Indenture, dated  March 22, 2005, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.3 of Alliance One’s Current Report on Form 8-K, filed May 16, 2005.

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

10.01	Alliance One International, Inc. Pension Equity Plan, as amended May 24, 2006 (filed herewith).*

10.02

Standard Commercial Corporation Performance Improvement Compensation Plan, incorporated by reference to Exhibit 99.1 to Alliance One International, Inc.’s Registration Statement on Form S-8, filed June 3, 2005.*

10.03

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix B to Standard Commercial Corporation’s definitive proxy statement filed July 16, 2001.*

10.04

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr., incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (Commission File No. 001-13684).*

10.05

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Brian J. Harker, incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004.*

10.06

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004.*

10.07

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, between Dibrell Brothers, Incorporated and H.P. Green, III, incorporated by reference to Exhibit 10.5 to Dibrell Brothers, Incorporated’s Form 10-Q for the quarter ended December 31, 1994, filed February 13, 1995 (Commission File No. 000-2912).*

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

10.08

Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III , incorporated by reference to Exhibit 10.15 of DIMON Incorporated’s Annual Report on Form 10-K  for the year ended March 31, 2004, filed June 10, 2004.*

10.09	DIMON Incorporated Supplemental Executive Retirement Plan, amended March 1, 2005 (filed herewith).*

10.10

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (Commission File No. 001-13684).*

10.11	DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003.*

10.12	DIMON Incorporated 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004.*

10.13

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

10.14

Registration Rights Agreement, dated May 13, 2005, among DIMON Incorporated, Wachovia Capital Markets LLC, Deutsche Bank Securities Inc. and ING Bank NV, London Branch, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed May 19, 2005.

10.15

Purchase Agreement between Alliance One International, Inc., formerly known as DIMON Incorporated, and Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated May 10, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed May  16, 2005.

10.16

First Amendment to Credit Agreement dated as of October 28, 2005, by and among Alliance One International, Inc., Intabex Netherlands B.V., DIMON International AG, the several banks and other financial institutions from time to time party (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed October 31, 2005.

10.17

Second Amendment to Credit Agreement, dated as of November 30, 2005, by and among Alliance One International, Inc., Intabex Netherlands B.V., DIMON International AG, the several banks and other financial institutions from time to time party, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed December 1, 2005.

10.18	Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*
-95-

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

10.19

Amendment to Standard Commercial Corporation Supplemental Retirement Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*

10.20

Standard Commercial Corporation Supplemental Retirement Plan, dated March 27, 1990, as amended, incorporated by reference to Exhibit 10.3 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*

	12	Ratio of Earnings to Fixed Charges (filed herewith).

	16.01	Letter from Ernst & Young LLP, incorporated by reference to Exhibit 16.1 of Alliance One’s Current Report on Form 8-K/A, filed September 2, 2005.

	21	List of Subsidiaries (filed herewith).

	23.1	Consent of Deloitte & Touche LLP (filed herewith).

	23.2	Consent of Ernst & Young LLP (filed herewith).

	31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

* Indicates management contract or compensatory plan or arrangement.

(c)	Financial Statement Schedules:

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
Nine months ended March 31, 2004
Deducted from asset accounts:
Allowance for doubtful accounts	$1,667,562	$641,050	$ -	$17,976 (A)	$2,290,636
Total	$1,667,562	$641,050	$ -	$17,976	$2,290,636

Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$2,290,636	$105,280	$ -	$681,184 (A)	$1,714,732
Total	$2,290,636	$105,280	$ -	$681,184	$1,714,732

Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$1,714,732	$414,680	$2,371,171 (B)	$548,019 (A)	$3,952,564
Total	$1,714,732	$414,680	$2,371,171	$548,019	$3,952,564

(A) Currency translation and direct write off.

(B) Reserves related to pre-acquisition Standard Commercial Corporation accounts receivable.

Certain prior year amounts have been reclassified to conform to the current year presentation.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 23, 2006.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ Brian J. Harker By________________________________________________ Brian J. Harker Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 23, 2006.

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

4.02

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 6, 2001.

4.03

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 13, 2004.

4.04

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8%  Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed  May 16, 2005.

4.05

Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003.

4.06

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed November 13, 2004.

4.07

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed May 16, 2005.

4.08

Indenture, dated as of April 1, 1997, between DIMON Incorporated and LaSalle National Bank, relating to 6  1/4% Convertible Subordinated Debentures due March 31, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 16, 1997 (Commission File No. 001-13684).

4.09

Indenture dated April 2, 2004, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.11 of Standard’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 14, 2004.

EXHIBIT INDEX

Exhibits	(Continued)		Page No.

4.10

Supplemental Indenture, dated  March 22, 2005, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.3 of Alliance One’s Current Report on Form 8-K, filed May 16, 2005.

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

	10.01	Alliance One International, Inc. Pension Equity Plan, as amended May 24, 2006 (filed herewith).*	103-125

10.02

Standard Commercial Corporation Performance Improvement Compensation Plan, incorporated by reference to Exhibit 99.1 to Alliance One International, Inc.’s Registration Statement on Form S-8, filed June 3, 2005.*

10.03

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix B to Standard Commercial Corporation’s definitive proxy statement filed July 16, 2001.*

10.04

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr., incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (Commission File No. 001-13684).*

10.05

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Brian J. Harker, incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004.*

10.06

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004.*

10.07

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, between Dibrell Brothers, Incorporated and H.P. Green, III, incorporated by reference to Exhibit 10.5 to Dibrell Brothers, Incorporated’s Form 10-Q for the quarter ended December 31, 1994, filed February 13, 1995 (Commission File No. 000-2912).*

EXHIBIT INDEX

Exhibits	(Continued)		Page No.

10.08

Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III , incorporated by reference to Exhibit 10.15 of DIMON Incorporated’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004.*

	10.09	DIMON Incorporated Supplemental Executive Retirement Plan, amended March 1, 2005 (filed herewith).*	126-148

10.10

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (Commission File No. 001-13684).*

	10.11	DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003.*

	10.12	DIMON Incorporated 2003 Stock Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004.*

10.13

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

10.14

Registration Rights Agreement, dated May 13, 2005, among DIMON Incorporated, Wachovia Capital Markets LLC, Deutsche Bank Securities Inc. and ING Bank NV, London Branch, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed May 19, 2005.

10.15

Purchase Agreement between Alliance One International, Inc., formerly known as DIMON Incorporated, and Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated May 10, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed May  16, 2005.

10.16

First Amendment to Credit Agreement dated as of October 28, 2005, by and among Alliance One International, Inc., Intabex Netherlands B.V., DIMON International AG, the several banks and other financial institutions from time to time party (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed October 31, 2005.

EXHIBIT INDEX

Exhibits	(Continued)			Page No.

	10.17

Second Amendment to Credit Agreement, dated as of November 30, 2005, by and among Alliance One International, Inc., Intabex Netherlands B.V., DIMON International AG, the several banks and other financial institutions from time to time party, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed December 1, 2005.

	10.18		Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*

	10.19

Amendment to Standard Commercial Corporation Supplemental Retirement Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*

	10.20

Standard Commercial Corporation Supplemental Retirement Plan, dated March 27, 1990, as amended, incorporated by reference to Exhibit 10.3 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*

	12		Ratio of Earnings to Fixed Charges (filed herewith).	149

	16.01		Letter from Ernst & Young LLP, incorporated by reference to Exhibit 16.1 of Alliance One’s Current Report on Form 8-K/A, filed September 2, 2005.

	21		List of Subsidiaries (filed herewith).	150-151

	23.1		Consent of Deloitte & Touche LLP (filed herewith).	152

	23.2		Consent of Ernst & Young LLP (filed herewith).	153

	31.01		Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	154

	31.02		Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	155

	32		Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	156

		*	Indicates management contract or compensatory plan or arrangement.

