Form 10-Q
period 2006-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2006-08-09
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2006

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

As of August 1, 2006, the registrant had 94,990,000 shares outstanding of Common Stock (no par value), including 7,853,000 shares owned by a wholly-owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENT OF CONSOLIDATED INCOME
Three Months Ended June 30, 2006 and 2005
(Unaudited)

	June 30,	June 30,
(in thousands, except per share amounts)	2006	2005

Sales and other operating revenues	$493,485	$403,149
Cost of goods and services sold	415,981	359,171

Gross profit	77,504	43,978
Selling, administrative and general expenses	39,247	38,358
Other income	643	155
Restructuring and asset impairment charges	1,698	15,165
Operating income (loss)	37,202	(9,390)

Debt retirement expense	-	64,907
Interest expense	25,559	24,700
Interest income	15	1,157
Derivative financial instruments income	290	83

Income (loss) before income taxes and other items	11,948	(97,757)
Income tax expense (benefit)	2,069	(19,570)
Equity in net income of investee companies	72	19
Minority interests income	(174)	(182)
Income (loss) from continuing operations	10,125	(77,986)

Loss from discontinued operations, net of tax	(3,794)	(2,672)
Cumulative effect of accounting changes, net of income taxes	(252)	-
Net income (loss)	$ 6,079	$(80,658)

Basic earnings (loss) per share
Net income (loss) from continuing operations	$.11	$(1.17)
Loss from discontinued operations	(.04)	(.04)
Net income (loss)	$.07	$(1.21)

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$.11	$(1.17)
Loss from discontinued operations	(.04)	(.04)
Net income (loss)	$.07	$(1.21)

Average number of shares outstanding:
Basic	86,132	66,822
Diluted	87,317	66,822

Cash dividends per share	$.000	$.075

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)	March 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$ 14,564	$ 183,122	$ 25,985
Notes receivable	4,781	4,081	3,609
Trade receivables, net of allowances	225,609	257,977	320,865
Inventories
Tobacco	838,700	977,540	726,846
Other	42,043	55,221	45,294
Advances on purchases of tobacco	67,228	92,330	103,147
Current deferred and recoverable income taxes	39,455	19,797	39,560
Assets held for sale	25,421	-	19,955
Prepaid expenses and other assets	49,206	35,570	36,880
Assets of discontinued operations	38,983	105,271	46,056
Total current assets	1,345,990	1,730,909	1,368,197

Investments and other assets
Equity method investees	17,628	16,725	17,557
Cost method investments	26,234	2,337	27,206
Notes receivable	4,740	5,014	4,840
Other	94,895	83,248	86,764
	143,497	107,324	136,367

Goodwill and intangible assets
Goodwill	4,186	286,628	4,186
Customer relationship ($31,805 at June 30, 2006; $0 at June 30, 2005; and $32,226 at March 31, 2006) and other	32,936	3,418	33,756
Pension asset	1,927	1,856	1,927
	39,049	291,902	39,869

Property, plant and equipment
Land	25,734	41,277	26,710
Buildings	184,205	241,215	184,950
Machinery and equipment	204,898	252,206	211,498
Allowances for depreciation	(138,267)	(161,632)	(136,023)
	276,570	373,066	287,135

Deferred taxes and other deferred charges	73,717	101,035	72,556

	$1,878,823	$ 2,604,236	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEET

(in thousands)	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)	March 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 337,998	$ 580,442	$ 299,930
Accounts payable
Trade	66,437	74,480	101,571
Officers and employees	10,823	9,507	7,491
Other	17,284	43,581	66,821
Advances from customers	248,393	183,408	226,413
Accrued expenses	57,894	63,948	68,265
Income taxes	17,892	11,898	22,176
Long-term debt current	26,694	14,512	28,091
Liabilities of discontinued operations	6,118	16,356	8,526
Total current liabilities	789,533	998,132	829,284

Long-term debt
Revolving credit notes and other	313,000	318,125	318,500
Senior notes and other long term debt	339,785	348,158	334,386
Subordinated debentures	90,923	163,551	91,608
	743,708	829,834	744,494

Deferred credits
Income taxes	10,413	59,723	7,405
Pension, postretirement and other	106,405	132,327	105,991
	116,818	192,050	113,396

Minority interest in subsidiaries	2,588	2,800	2,763

Commitments and contingencies	-	-	-

Stockholders’ equity	June 30, 2006	June 30, 2005	March 31, 2006
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	94,990	94,455	94,963	449,200	448,891	451,388
Unearned compensation – restricted stock				-	(3,489)	(3,134)
Retained earnings				(213,857)	148,863	(219,937)
Accumulated other comprehensive loss				(9,167)	(12,845)	(14,130)
				226,176	581,420	214,187
				$1,878,823	$2,604,236	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENT OF CONSOLIDATED CASH FLOWS Three Months Ended June 30, 2006 and 2005 (Unaudited)

(in thousands)	June 30, 2006	June 30, 2005

Operating activities
Net income (loss)	$ 6,079	$ (80,658)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Net loss from discontinued operations	3,794	2,672
Depreciation and amortization	9,096	10,105
Restructuring and asset impairment charges	1,698	15,165
Deferred items	8,434	(326)
Gain on foreign currency transactions	(2,854)	(3,768)
Changes in operating assets and liabilities	(75,202)	(57,134)
Net cash used by operating activities of continuing operations	(48,955)	(113,944)
Net cash provided (used) by operating activities of discontinued operations	871	(2,966)
Net cash used by operating activities	(48,084)	(116,910)

Investing activities
Cash received in acquisition of business	-	42,019
Purchases of property and equipment	(2,333)	(3,072)
Proceeds on sale of property and equipment	420	10,722
Payments received on notes receivable	220	4,018
Payments for other investments and other assets	(2,121)	(3,258)
Net cash provided (used) by investing activities of continuing operations	(3,814)	50,429
Net cash provided (used) by investing activities of discontinued operations	-	(177)
Net cash provided (used) by investing activities	(3,814)	50,252

Financing activities
Net change in short-term borrowings	40,566	(74,030)
Proceeds from long-term borrowings	19,855	781,878
Repayment of long-term borrowings	(23,432)	(455,068)
Debt issuance cost	(425)	(21,910)
Proceeds from sale of stock	14	149
Cash dividends paid to Alliance One International, Inc. stockholders	-	(7,086)
Net cash provided by financing activities	36,578	223,933

Effect of exchange rate changes on cash	3,899	(3,281)

Increase (decrease) in cash and cash equivalents	(11,421)	153,994
Cash and cash equivalents at beginning of year	25,985	29,128

Cash and cash equivalents at end of period	$ 14,564	$ 183,122

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

Description of Business

The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco.  The Company purchases tobacco primarily in the United States, Africa, Europe, South America and Asia for sale to customers in the United States, Europe, Africa and Asia.

Basis of Presentation

The Company was renamed Alliance One International, Inc. (Alliance One) concurrent with the merger of Standard Commercial Corporation (Standard) on May 13, 2005 with and into DIMON Incorporated.  Because the merger was completed after the close of the fiscal year ended March 31, 2005, the information contained in these consolidated financial statements for the three months ended June 30, 2005 includes the operations of Standard since May 13, 2005 and a full three months of results of DIMON.  See Note 2 “Merger of Standard and DIMON” to the “Notes to Condensed Consolidated Financial Statements” for further information.

          The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the equity method of accounting for its investments in affiliates, which are owned 50% or less.

          As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with the Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  After the deconsolidation, a non-cash impairment charge was recorded to reduce the net investment in Zimbabwe operations to estimated fair value. The Company is accounting for the investment on the cost method, as required under the accounting guidance, and has reported it in Cost Method Investments in the June 30, 2006 condensed consolidated balance sheet.  Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there.  The Company is continuing to evaluate strategies for operating under these foreign exchange controls.  In addition, the Company is assessing opportunities to remit funds outside of Zimbabwe in order to satisfy external obligations.  At June 30, 2006, the investment in the Zimbabwe operations was $23,246.

          In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective for the Company as of April 1, 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.

Equity and Cost Method Investments

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

On May 13, 2005, the Company completed the merger with Standard pursuant to the Agreement and Plan of Merger, dated as of November 7, 2004 (the “Merger Agreement”). Upon the consummation of the merger,  Standard was merged into DIMON, which simultaneously changed its name to Alliance One International, Inc.

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

          The merger has been treated as a purchase business combination for accounting purposes, with the Company as the acquiring entity.  As such, Standard’s assets acquired and liabilities assumed have been recorded at their fair value and the results of operations after May 13, 2005 to March 31, 2006 are included in the results of the Company.  In identifying the Company as the acquiring entity, the companies took into account the relative share ownership of the surviving entity, the composition of the governing body of the combined entity and the designation of certain senior management positions. As a result, the historical financial statements of DIMON become the historical financial statements of the Company. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, May 13, 2005. The purchase price allocation was completed as of March 31, 2006 as follows:

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

          As indicated in the above table, the goodwill and intangible asset relative to the merger was $143,030 and is non-deductible for tax purposes.  See Note 4 “Goodwill and Intangibles” to the “Notes to Condensed Consolidated Financial Statements” for further information. Included within this balance is a finite lived customer relationship intangible of $33,700, which is being amortized over a useful life of twenty years.

          In 2006, the Company had established reserves for employee separation and operational exit costs related to the integration of certain Standard functions and operations into the Company.  Costs associated with these integration actions did not impact earnings and were recognized as a component of purchase accounting, resulting in an adjustment to goodwill.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further disclosure of the purchase accounting separation and exit costs.

Alliance One Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma information in the table below summarizes the combined results of operations of DIMON and Standard for the three months ended June 30, 2005 as if the companies were combined as of April 1, 2005.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the merger taken place at the beginning of each period or results of future periods.  The following information has not been adjusted to reflect any anticipated cost savings or operating efficiencies that may be realized as a result of the merger.

Alliance One International, Inc. and Subsidiaries

2.	MERGER OF STANDARD AND DIMON (Continued)

	(in thousands except per share data)	Three Months Ended June 30, 2005 (1)
	Revenues	$477,298
	Operating loss	(11,886)
	Loss from continuing operations	(81,792)
	Loss from discontinued operations	(2,704)
	Net loss	$ (84,496)
	Basic loss per share
	- from continuing operations	$(0.95)
	- from discontinued operations	(0.03)
	Basic loss per share	$(0.98)

(1) Includes $64,907 of merger related debt retirement expenses and $17,215 of restructuring, impairment and integration costs related to merger.

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company expects to realize significant savings as a result of the merger.  With the assistance of outside consultants, the Company developed a detailed preliminary integration plan as of the closing of the merger with Standard that addressed each origin and functional area.  Through the use of regional integration teams, assessments were made of each of DIMON’s and Standard’s processing facilities around the world as well as identification of countries in which there may be duplicative facilities and/or excess capacity.  The plan also reviewed origin and corporate offices.  As a result of these closures and redundancies, the plan also included a significant reduction in the global workforce.  Subsequent to the acquisition of Standard, the Company has continued assessing relevant information obtained as it relates to markets and customers that were not available prior to the merger which has resulted in modifications to the preliminary integration plan.  The integration plan specifically identifies all significant actions to be taken to complete the plan, activities of the acquired company that will not be continued, including the method of disposition and location of those activities, and the plan's expected date of completion.  Actions required by the plan were initiated immediately and throughout fiscal 2006 and are continuing in fiscal 2007.

         Employee related severance costs in fiscal 2006 totaled $30,944.  Severance and other cash charges for fiscal 2006 totaled $43,805.  Payments of $31,026 were made in fiscal 2006 with the remaining $13,644 to be paid in fiscal 2007. During the three months ended June 30, 2006, additional restructuring charges of $1,754 were recorded primarily related to additional employee related severance costs which will substantially all be paid in fiscal 2007.  Total employee related severance costs and other charges between $15,000 and $17,000 are expected to be incurred in fiscal 2007 due to the ongoing restructuring and integration plans.

         In fiscal 2006, the integration charges resulting from the Company’s decisions had different accounting treatment depending on whether they were related to former DIMON operations or former Standard operations.  In accordance with Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Conjunction with a Purchase Business Combination, the Company has recorded the costs of a plan to (1) exit an activity of the former Standard operations, (2) involuntarily terminate employees of the former Standard operations, or (3) relocate employees of the former Standard operations as liabilities assumed in a purchase business combination and included in the allocation of the acquisition cost resulting in an increase in goodwill. The Company concluded that these costs were not associated with or were not incurred to generate revenues of the combined entity after the consummation date, had no future economic benefit to the combined Company, were incremental to other costs incurred in the conduct of activities prior to the consummation date, and will be incurred as a direct result of the plan to exit an activity of the Standard.  However, all costs of integration actions associated with former DIMON operations are recorded in earnings as restructuring and asset impairment costs.

         In fiscal 2007, all costs of integration actions associated with former DIMON and former Standard operations are recorded in earnings as restructuring and asset impairment costs only when they are incurred or meet the criteria for recording in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

	The following table summarizes the restructuring and assets impairment costs recorded during the three months ended June 30, 2006 and 2005:

		Three Months Ended June 30,
	Restructuring and Asset Impairment Charges	2006	2005
	Employee separation and other cash charges:
	Beginning balance*	$ 13,644	$ -
	Period Charges:
	Severance charges	1,558	9,534
	Other cash charges	195	-
	Total employee separation and other cash charges	1,753	9,534
	Payments through June 30	(3,090)	(4,695)
	Ending balance June 30	$ 12,307	$ 4,839

	Asset impairments and other non-cash charges:
	CdF operations asset impairment charge (recovery)	$ (55)	$ 4,548
	Other non-cash charges	-	1,083
	Total asset impairments and other non-cash charges	$ (55)	$ 5,631

	Total restructuring and asset impairment charges for the period	$ 1,698	$ 15,165

*	Beginning balance represents March 31, 2006 ending balances for former DIMON employees of $6,027 and former Standard Commercial Corporation employees of $7,617.

	Three Months Ended
	June 30,
Purchase Accounting Adjustments to Goodwill	2006	2005
Employee separation and other cash charges:
Beginning balance	$ -	$ -
Period Charges:
Severance charges	-	15,886
Other cash charges	-	1,290
Total employee separation and other cash charges	-	17,176
Payments through June 30	-	(1,609)
Ending balance June 30	$ -	$15,567

        As of June 30, 2006, assets of $25,421 were actively marketed and classified in the Company’s balance sheet as assets held for sale.  These assets were primarily production and administrative facilities that had become redundant as a result of the merger.

SFAS No. 144 - Asset Impairment

CdF - Sale of dark air-cured operations

          As a consequence of the ongoing transition in overcapacity within certain markets of the industry, the Company began tentative negotiations to dispose of its dark air-cured operations.  In June 2005, the Company reviewed its assets for impairment and a pre-tax impairment charge of $4,548 was recorded which primarily related to intangibles of the dark air -cured tobacco operation in Indonesia.  On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compania General de Tabacos de Filipinas, S.A. (CdF), the owner of the Company’s dark air-cured tobacco business.  In connection with this letter of intent, additional asset impairment charges of $7,972 were recorded during fiscal 2006.  The Company anticipates closing will occur during fiscal 2007.

Alliance One International, Inc. and Subsidiaries

4.	GOODWILL AND INTANGIBLES

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended June 30, 2006.

Goodwill and Intangible Asset Rollforward:

	Goodwill			Amortizable Intangibles
	South America Segment	Other Regions Segment	Total	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
Weighted average remaining
useful life in years
as of March 31, 2006				19	2
March 31, 2005 balance:
Gross carrying amount	$151,772	$ -	$151,772	$ -	$ 19,662	$171,434
Accumulated amortization	-	-	-	-	(10,952)	(10,952)
Net March 31, 2005	151,772	-	151,772	-	8,710	160,482
Purchase goodwill and intangibles	36,267	98,589	134,856	-	-	134,856
Amortization expense	-	-	-	-	(744)	(744)
Asset Impairment	-	-	-	-	(4,548)	(4,548)
Net June 30, 2005	188,039	98,589	286,628	-	3,418	290,046
Purchase goodwill and intangibles	(6,865)	(18,661)	(25,526)	33,700	-	8,174
Amortization expense	-	-	-	(1,474)	(1,325)	(2,799)
Asset Impairment	(181,174)	(75,742)	(256,916)	-	(563)	(257,479)
Net March 31, 2006	-	4,186	4,186	32,226	1,530	37,942
Amortization expense	-	-	-	(421)	(399)	(820)
Net June 30, 2006	$ -	$ 4,186	$ 4,186	$31,805	$ 1,131	$ 37,122

Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
For year ended 2007	$ 1,685	$ 1,144	$ 2,829
For year ended 2008	$ 1,685	$ 386	$ 2,071
For year ended 2009	$ 1,685	-	$ 1,685
For year ended 2010	$ 1,685	-	$ 1,685
For year ended 2011	$ 1,685	-	$ 1,685
Later years	$ 23,801	-	$ 23,801
	$ 32,226	$ 1,530	$ 33,756

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Each operation that has been identified as discontinued is presented separately following the summary of discontinued operations.

	Three Months Ended June 30,
Summary of Discontinued Operations	2006	2005
Sales and other revenues	$ 4,817	$ 10,616

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (1,910)	$ (2,672)
Income tax expense	(1,884)	-
Loss from discontinued operations, net of tax	$ (3,794)	$ (2,672)

	June 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Cash	$ 802	$ 4,792	$ 1,352
Trade receivables, net of allowances	8,797	20,028	9,925
Inventory and advances	22,993	56,360	23,396
Net property, plant and equipment	6,131	13,053	7,174
Other assets	260	11,038	4,209
	$ 38,983	$ 105,271	$46,056

Liabilities of discontinued operations:
Accounts payable	$ 1,636	$ 4,844	$ 2,625
Advances from customers	122	2,970	156
Accrued expenses	4,360	8,360	5,745
Other liabilities	-	182	-
	$ 6,118	$ 16,356	$ 8,526

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

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company and the related interest expense, are reported as discontinued operations. Sales and operating losses for the three months ended June 30, 2006 and 2005 are presented below.  This information is summarized for the appropriate fiscal periods as follows:

Three Months Ended
June 30,
	2006	2005
Sales and other revenues	$ 1,542	$ 5,413
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (1,715)	$ (526)
Income tax expense	-	-
Loss from discontinued operations, net of tax	$ (1,715)	$ (526)

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

	June 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 8,336	$ 10,143	$ 8,557
Inventory and advances	18,654	33,839	20,325
Net property, plant and equipment	-	521	-
Other assets	198	1,971	280
Total assets of discontinued operations	$27,188	$ 46,474	$29,162

	June 30,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 1,465	$ 2,940	$1,624
Advances from customers	-	2,671	156
Accrued expenses	1,310	1,586	1,348
Other liabilities	-	182	-
Total liabilities of discontinued operations	$ 2,775	$ 7,379	$3,128

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

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company, are reported as discontinued operations. This information is summarized for the appropriate fiscal periods as follows:

	Three Months Ended
	June 30,
	2006	2005
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$(8)	$ -
Income tax expense	-	-
Loss from discontinued operations, net of tax	$(8)	$ -

	June 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Cash	$ 802	$ 4,792	$ 1,352
Trade receivables, net of allowances	367	9,214	556
Inventory and advances	-	1,082	-
Net property, plant and equipment	5,020	6,538	4,830
Other assets	-	3,856	3,450
Notes receivable	-	4,491	-
Total assets of discontinued operations	$6,189	$29,973	$10,188

	June 30,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 8	$ 744	$ 96
Accrued Expenses	2,254	4,186	2,603
Total liabilities of discontinued operations	$2,262	$ 4,930	$2,699

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

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

Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

	Three Months Ended
	June 30,
	2006	2005
Sales and other revenues	$3,270	$ 5,096

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (229)	$(1,820)
Income tax expense	-	-
Loss from discontinued operations, net of tax	$ (229)	$(1,820)

	June 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 94	$ 647	$ 792
Inventory and advances	4,339	20,983	3,071
Net property, plant and equipment	1,111	3,152	1,244
Other assets	62	213	54
	$5,606	$24,995	$5,161

Liabilities of discontinued operations:
Accounts payable	$ 163	$ 446	$ 187
Advances from customers	122	299	-
Accrued expenses	796	2,491	1,683
Total liabilities of discontinued operations	$1,081	$ 3,236	$1,870

Discontinued Non-Tobacco Operations, Other Regions Segment

In January 2004, the Company acquired a majority interest in a non-tobacco entity previously reported using the equity method of accounting.  Production expectations and the development of emerging markets have not met management’s expectations.  As a result, the Company began investigating strategic alternatives for its non-tobacco operation in fiscal 2006, which led to an impairment evaluation in accordance with SFAS No. 144.  The Company  recorded asset impairment charges of $1,764 during the three months ended December 31, 2005. The Company reevaluated the criteria for classifying the assets as held for sale and reporting the results of operations as  discontinued operation in the fourth quarter of fiscal 2006 and concluded that the Company now met all of the  criteria prescribed by SFAS No. 144. The assets of the non-tobacco operations were reclassified as held for sale and the results of operations, including the impairment charge, were presented as discontinued operations.  The Company sold the assets on April 13, 2006.  The transaction resulted in no material gain or loss.  The Company is reporting a tax charge to discontinued operations for the sale of GNF that relates to an increase in the Valuation Allowance for a portion of the loss that may be characterized as a capital loss, which cannot be deducted against operating income.  The Company is still evaluating the allocation of the loss between capital and ordinary.

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

	Three Months Ended
	June 30,
	2006	2005
Sales and other revenues	$ 5	$ 107

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ 42	$ (326)
Income tax expense	(1,884)	-
Loss from discontinued operations, net of tax	$(1,842)	$ (326)

	June 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ -	$ 24	$ 20
Inventory and advances	-	456	-
Net property, plant and equipment	-	2,842	1,100
Other assets	-	507	425
	$ -	$ 3,829	$1,545

Liabilities of discontinued operations:
Accounts payable	$ -	$ 714	$ 718
Accrued expenses	-	97	111
Total liabilities of discontinued operations	$ -	$ 811	$ 829

6.	SEGMENT INFORMATION

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

          Selling, logistics, billing, and administrative overhead, including depreciation, which originates primarily from the Company’s corporate and sales offices are allocated to the segments based upon segment operating income.  The Company reviews performance data from purchase through sale based on the source of the product and all intercompany transactions are allocated to the region that either purchases or processes the tobacco.

          During the three months ended June 30, 2006, the Company entered into an agreement with local government in Brazil, which provides for realization of accumulated intrastate trade taxes related to the 2005 crop on a monthly basis as stipulated therein. As a result, intrastate trade taxes related to the 2005 crop of $19,225 previously recorded as expense in fiscal 2006 were reversed during the quarter.

Alliance One International, Inc. and Subsidiaries

6.	SEGMENT INFORMATION (Continued)

Analysis of Segment Operations	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005
Sales and other Operating Revenues:
South America	$ 238,897	$ 201,195
Other Regions	254,588	201,954
Total Revenue	$ 493,485	$ 403,149

Operating Income (Loss):
South America	$ 28,939	$ (2,241)
Other Regions	8,263	(7,149)
Total Operating Income (Loss)	37,202	(9,390)
Debt Retirement Expense	-	64,907
Interest Expense	25,559	24,700
Interest Income	15	1,157
Derivative Financial Instruments Income	290	83
Income (loss) before income taxes and other items	$ 11,948	$ (97,757)

Analysis of Segment Assets	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Year Ended March 31, 2006
Segment Assets:
South America	$ 817,767	$ 1,140,792	$ 652,004
Other Regions	1,061,056	1,463,444	1,252,120
Total Assets	$1,878,823	$2,604,236	$1,904,124

7.	EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock owned by a subsidiary.  Shares of common stock owned by the subsidiary was 7,853 at June 30, 2006.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

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

          For the three months ended June 30, 2006, the weighted average number of shares outstanding was increased by a total of 1,185 shares of common stock equivalents for employee stock options and restricted shares outstanding for the computation of diluted earnings per share.  Certain potentially dilutive options were not included in the computation of earnings per dilutive share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 2,795 at a weighted average exercise price of $8.98 per share.

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

8.	COMPREHENSIVE INCOME (LOSS)
	The components of comprehensive income (loss) were as follows:
		Three Months Ended June 30,
		2006	2005
	Net income (loss)	$ 6,079	$(80,658)
	Equity currency conversion adjustment	4,963	(5,402)
	Derivative financial instruments, net of tax of $13 in 2005	-	24
	Total comprehensive income (loss)	$11,042	$(86,036)
	-16-

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  This statement requires the Company to expense the fair value of grants of various stock-based compensation programs at fair value over the vesting period of the awards.  The Company elected to adopt this statement using the “Modified Prospective Application” (MPA) transition method which does not result in the restatement of previously issued financial statements.  Application of the MPA transition method requires compensation costs to be recognized beginning on the effective date for the estimated fair value at date of grant in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006.  Awards granted after April 1, 2006 will be recognized as compensation expense based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The MPA transition method also requires that any unearned or deferred compensation recorded in “contra-equity” accounts be eliminated against the equity accounts that will be affected by the on-going recognition of stock based compensation.  Accordingly, the Company has reclassified $2,371 from Unearned Compensation – Restricted Stock to Common Stock.

          Prior to adoption of SFAS No. 123(R), all benefits of tax deductions resulting from the exercise of share-based compensation were presented as operating cash flows in the Company’s Statement of Cash Flows.  SFAS 123(R) requires that benefits of tax deductions in excess of deductions for compensation cost recognized (excess tax benefits) be classified as financing cash flows.

For the three months ended June 30, 2006, compensation expense for stock-based compensation plans was $890. The corresponding income tax benefit recognized for stock-based compensation plans was $217.

          The Company currently has three types of stock based compensation awards; Stock Options, Stock Options with Stock Appreciation Rights, and Restricted Stock. These various types of grants are made in accordance with the Alliance One International, Inc. 2003 Incentive Plan (the Plan) which was approved by shareholders of the Company in November 2003.  This plan authorizes the issuance of the various stock based compensation awards to any employee of the Company or any subsidiary and any member of the Board that the Executive Compensation Committee determines has contributed to the profits or growth of the Company or its affiliates.  There are 6,000 share based compensation awards authorized under the Plan of which 4,188 are outstanding and 1,812 are available for future awards.    Shares issued under the Plan are new shares which have been authorized and designated for award under the Plan.  The individual awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest at the end of three years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were no grants of stock options during the three months ended June 30, 2006 or June 30, 2005.

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,283	7.55	5.49	(11,137)
Exercised	(5)	2.81	4.15	(9)
Forfeited	(90)	8.26	5.87	(334)
Outstanding at June 30, 2006	4,188	7.54	5.48	(12,979)
Vested and expected to vest	4,114	7.57	5.44	(12,857)
Exercisable at June 30, 2006	2,861	8.43	4.23	(11,396)

          The intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price multiplied by the number of options).  The closing price will be subject to the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  Cash received from the exercise of options was $14.  As of June 30, 2006, there was $1,409 of remaining unamortized stock-based compensation related to unvested options which will be expensed over the remaining service period through July 2008.

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

Stock Options with Stock Appreciation Rights

Stock appreciation rights (SARs) have historically been granted in tandem with certain option grants under which the employee may choose to receive in cash the excess of the market price of the share on the exercise date over the market price on the grant date (the intrinsic value of the share) rather than purchase the shares.  The choice to receive cash is limited to five years after grant.  After the fifth year and up to the tenth year after grant, the employee will continue to be able to purchase shares under the award but no longer has the choice of receiving the intrinsic value of the shares.  Compensation expense for Stock Options with Stock Appreciation Rights is treated as a liability due to the express ability of the employee to make the choice of whether to receive cash or purchase shares.  Prior to the adoption of SFAS 123(R), the intrinsic value of SARs outstanding was multiplied by the cumulative vesting in each SAR award to determine the liability at each balance sheet date.  Amounts charged to compensation expense resulted from the change in the vested intrinsic value between balance sheet dates.  Following adoption of SFAS 123(R), the fair value of SARs are determined at each balance sheet date using a Black-Scholes valuation model multiplied by the cumulative vesting of each SAR award.  After consideration for estimated forfeitures, this change in accounting resulted in a cumulative effect of accounting change adjustment of $252.  SARs awards have historically been given to non-U.S. recipients and the Company has not realized a tax benefit.

Options with Attached SARs	Shares	Weighted Average Fair Value
Outstanding at April 1, 2006	520	$435
Forfeited	(56)	$(42)
Outstanding at June 30, 2006	464	$307
Exercisable at June 30, 2006	206	$55

          As of June 30, 2006, there was $94 of remaining unearned compensation expense related to stock options with attached SARs which will be expensed over the remaining service period through October 2007.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized expense (income) of $(43) and $(45) in the three months ended June 30, 2006 and 2005 related to stock options with attached SARs.

Assumptions used to determine the fair value of SARs as of June 30, 2006 included the following:

Stock Price	$4.44
Exercise Price	$6.71
Expected Life in Years	1.9
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	5%

          As the exercise price of these SARs is below the current stock price, the expected life has been determined to be the maximum time period the SAR may be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company.

Restricted Stock

Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  The fair value of restricted shares is determined on grant date and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2006	1,068	$5.56
Vested	(151)	$6.01
Forfeited	(9)	$5.54
Restricted at June 30, 2006	908	$5.48

          As of June 30, 2006, there was $2,371 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through July 2008.  Expense recognized due to the vesting of restricted stock awards was $709 and $605 for the three months ended June 30, 2006 and 2005, respectively.

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months ended June 30, 2005.

Three Months
Ended
(in thousands except per share data)	June 30, 2005
Net loss, as reported	$(80,658)
Add: Stock-based employee compensation expense (income) included in reported net (loss) income net of related tax effects	(29)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred tax effects	(189)
Pro forma net loss	$(80,876)

Loss per share
Basic – as reported	$ (1.21)
Basic – pro forma	(1.21)
Diluted – as reported	$ (1.21)
Diluted – pro forma	(1.21)

10.	CONTINGENCIES

Tax

During June 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 related to disallowance of local currency foreign exchange losses on U.S. dollar funding.  In March 2005, the Taxpayer’s Council dismissed the assessment relating to the disallowance of local currency foreign exchange losses.  The remaining $14,914 related to disallowance of other sales related expenses.  As of June 30, 2006, this amount is valued at $19,391 due to the devaluation of the U.S. dollar to the Brazilian real.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of June 30, 2006, total estimated tax, penalties and interest relating to still unresolved issues is $2,195.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially extend over many years.  Through March 2005, the Company has utilized $20,377 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized, and it has been recorded as deferred revenue, because the Company has been unable to predict whether the Brazilian Government will require payment of amounts offset.  In January 2005, the Company received a Judicial Order to suspend the IPI compensation.  An appeal was filed and the Company received notification from the tax authorities in March 2005 to present all documentation pertaining to the IPI credit bonus.  On April 24, 2006, the Company received an assessment of $26,600 for federal income taxes in 2005 that were offset by the IPI credit bonus.  The Company has appealed the assessment and believes it has properly utilized the IPI credit bonus.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, as of June 30, 2006 is equivalent to approximately $5,101 for federal corporate income tax and $2,882 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  During March 2005, the Company received an official rejection of its appeal from the tax administration officials in Germany.  The Company has now appealed to the tax court and believes it has a strong case.  During the quarter ended December 31, 2005, the Company was informed that its hearing will not take place before August 2006.  This case is still ongoing as of June 30, 2006.

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

          In September 2002 and in January 2004, the Company’s Tanzanian operations received assessments for income taxes equivalent to approximately $1,515 and $4,785, respectively as of June 30, 2006.  In September 2005, additional assessments for 2001, 2002, 2003 and 2004 were received.  The assessments for 2001, 2002 and 2003 reduce tax loss carryovers equivalent to $8,525 as of June 30, 2006.  The 2004 assessment reduces tax loss carryovers equivalent to $1,667 as of June 30, 2006.  The Company has filed protests and appeals and is currently awaiting replies.

          The Company has other tax audits and reviews ongoing in Indonesia, Luxembourg, the United Kingdom and Italy.  None of these is material and the Company believes it has supportable positions to all possible tax issues.

          The Company believes it has properly reported its income and provided for taxes in Brazil, Germany and Tanzania in accordance with applicable laws and intends to vigorously contest the proposed adjustments.

          Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the probable liability associated with these matters. While the resolution of these issues may result in tax liabilities that may differ from the accruals of $10,804 established for the matters, the Company currently believes that the resolution will not have a material adverse effect on its financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on its results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As the Company is no farther than the initial stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

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

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At June 30, 2006, the Company was guarantor of an amount not to exceed $332,462 with $238,409 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote and the accrual recorded for exposure under them was not material at June 30, 2006.

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

          Zimbabwe remains in a period of civil unrest and has a deteriorating economy.  Should the current political situation continue, the Company could experience disruptions and delays associated with its Zimbabwe operations.  If the political and economic situation in Zimbabwe continues to deteriorate, there could be further impairment of the cost method investment.  At March 31, 2006, the Company recorded an impairment charge of $47,899.  As a result, the Zimbabwe cost method subsidiaries are recorded at an estimated fair value of approximately $23,246 at June 30, 2006.

11.	REFINANCING OF DEBT ARRANGMENTS

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

-21-
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

The Company continuously monitors its compliance with these covenants. No default exists as of June 30, 2006.

12.	DERIVATIVE FINANCIAL INSTRUMENTS

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  At June 30, 2006, all instruments of this type had been terminated.  SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the three months ended June 30, 2006 and 2005, the Company recognized non-cash income before income taxes of $290 and $83, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities - Compensation and Other.

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

Alliance One International, Inc. and Subsidiaries

12.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs. Some of these contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the three months ended June 30, 2006 and 2005, income of $1,672 and $0, respectively, has been recorded in cost of goods and services sold.

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

          The fair value estimates presented herein are based on quoted market prices.  There were no fair value hedges during the three months ended June 30, 2006.  During the three months ended June 30, 2005, accumulated other comprehensive income decreased by $24, net of deferred taxes of $13 due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.

13.	PENSION AND POSTRETIREMENT BENEFITS

The Company has a defined benefit plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation.  The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions.  The Company funds these plans in amounts consistent with the funding requirements of Federal Law and Regulations.

Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Greece, Turkey and United Kingdom.

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2006	2005
Service cost	$ 869	$ 1,462
Interest expense	1,348	1,940
Expected return on plan assets	(897)	(1,286)
Amortization of prior service cost	491	668
Actuarial loss	148	222
Net periodic pension cost	$1,959	$ 3,006

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of June 30, 2006, contributions of $1,185 were made to pension plans for fiscal 2007.  Additional contributions to pension plans of approximately $4,015 are expected during the rest of fiscal 2007.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Alliance One International, Inc. and Subsidiaries

13.	PENSION AND POSTRETIREMENT BENEFITS (Continued)

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  The Company contributed $213 for the June quarter and expects to contribute $850 for fiscal 2007.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost consisted of the following:

	Three Months Ended June 30,
	2006	2005
Service cost	$ 22	$191
Interest expense	132	387
Expected return on plan assets	(1)	(2)
Amortization of prior service cost	(405)	(77)
Actuarial loss	87	72
Net periodic pension cost	$(165)	$571

14.	INCOME TAXES

The effective tax rate used for the three months ended June 30, 2006 was an expense of 17.3% compared to a benefit of 20.0% for the three months ended June 30, 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the affect of taxes related to specific events which are recorded in the interim period in which they occur.  Due to significant separately stated items recorded in the quarter ended June 30, 2006 and the rules for tax accounting for multiple jurisdictions found in FIN 18, the effective tax rate reported at June 30, 2006 will change during the year.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 27.0% after absorption of discrete items.  For the three months ended June 30, 2006, the company recorded a specific event adjustment benefit of $814 bringing the effective tax rate estimated for the quarter of 24.1% to 17.3%.  This specific event adjustment benefit relates primarily to the reduction of tax rates in Turkey.  During the quarter ended June 30, 2005, adjustments of $17,742 related to valuation allowance adjustments as a result of changes in judgment about the realizability of certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the three months ended June 30, 2005 from a benefit of 37.0% to 20.0%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

15.	SUBSEQUENT EVENT

As previously disclosed, on February 1, 2006, the Company entered into an agreement to sell Agroexpansion, S.A., its former DIMON Spanish operation, and World Wide Tobacco Espana, S.A., its former Standard Spanish operation.  On August 1, 2006, the Company completed its sale of these operations to Agrosalga S.A. as planned.  The completion of this sale is not expected to result in a material gain or loss to the Company.  See the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006 for asset impairment and restructuring charges recorded in connection with the decision to dispose of its Spanish processing facilities.

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Statement of Consolidated Cash Flows.

	As of
	June 30		March 31
(in millions except for current ratio)	2006	2005	2006
Cash and cash equivalents	$14.6	$183.1	$ 26.0
Net trade receivables	225.6	258.0	320.9
Inventories and advances on purchases of tobacco	948.0	1,125.1	875.3
Total current assets	1,346.0	1,730.9	1,368.2
Notes payable to banks	338.0	580.4	299.9
Accounts payable	94.5	127.6	175.9
Total current liabilities	789.5	998.1	829.3
Current ratio	1.7 to 1	1.7 to 1	1.6 to 1
Working capital	556.5	732.8	538.9
Bank credit facility	313.0	318.1	318.5
Subordinated debt	90.9	163.6	91.6
Senior notes and other long term debt	339.8	348.2	334.4
Stockholders’ equity	226.2	581.4	214.2

Selected cash flow information:	Three Months Ended June 30,
	2006	2005
Purchase of property and equipment	$ 2.3	$3.1
Proceeds from sale of property and equipment	0.4	10.7
Depreciation and amortization	9.1	10.1

          The purchasing and processing activities of our business are seasonal.  Our need for capital fluctuates and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year-end.  We historically have needed capital in excess of cash flow from operations to finance inventory and accounts receivable.  We also pre-finance tobacco crops in numerous foreign countries, including Argentina, Brazil, Guatemala, Malawi, Mexico, Tanzania, Turkey and   Zambia.

         Our working capital increased from $538.9 million at March 31, 2006 to $556.5 million at June 30, 2006.  Our current ratio was 1.7 to 1 at June 30, 2006 compared to 1.6 to 1 at March 31, 2006.  The increase in working capital is primarily related to an increase in inventories and advances on purchases of tobacco partially offset by decreases in accounts receivable and accounts payable.

          Net cash used by operating activities was $48.1 million in 2006 compared to $116.9 million in 2005.  The decrease in cash used was primarily due to $6.1 million net income in 2006 compared to a net loss of $80.7 million in 2005.  Cash used was further decreased by an $8.8 million change in deferred items and a $3.8 million change in discontinued operations.  The decrease in cash used was partially offset by a $13.5 million change in restructuring and asset impairment charges and a $18.1 million increase in cash used by operating assets and liabilities primarily due to increases in inventories and advances on purchases of tobacco.

          Net cash used by investing activities was $3.8 million in 2006 compared to cash provided of $50.3 million in 2005.  The decrease in cash provided by investing activities is primarily due to $42.0 million provided in the prior year by the purchase and merger of Standard Commercial Corporation into Alliance One, $10.3 million less cash provided from sales of property and equipment, $3.8 million less cash provided by notes receivable partially offset by $1.1 million less cash used for payments for other assets.

          Net cash provided by financing activities was $36.6 million in 2006 compared to $223.9 million in 2005.  Decreases of $330.3 million were due to net decreases in long term borrowings resulting from new arrangements in the prior year, partially offset by the repayment of former long term debt in the prior year.  The decrease from long term borrowings was partially offset by $114.6 million more cash provided by short term borrowings in 2006, $21.5 million less cash used for debt issuance costs in 2006 compared to 2005 and an the discontinuance of dividends to shareholders of $7.1 million.

          At June 30, 2006, we had seasonally adjusted available lines of credit of $515.5 million of which $337.8 was outstanding with a weighted average interest rate of 6.0%.  Unused short-term lines of credit amounted to $128.6 million.  At June 30, 2006 we had $23.5 million letters of credit outstanding and an additional $25.4 million of letters of credit lines available.  Total maximum borrowings, excluding the long-term credit agreements, during the quarter were $420.3 million.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

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

          We continuously monitor our compliance with these covenants and we are not in default as of, or for the quarter ended, June 30, 2006. If we were in default or were going to be in default and were unable to obtain the necessary amendments or waivers under our senior secured credit facility, we could be in default with respect to our financial covenants in future quarters, which would give the lenders under that facility the right to terminate that facility and demand repayment of borrowings thereunder.  A demand for repayment under the senior secured credit facility would result in a cross default under the indentures governing our senior notes and senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under our senior secured credit facility would have a material adverse effect on our liquidity and financial condition.

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

          Repayments of debt as of June 30, 2006 are scheduled as follows:  $143.8 million in fiscal 2007 and 2008, $194.0 million in fiscal years 2009 and 2010, and $405.9 million in fiscal years 2011 and thereafter.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At June 30, 2006, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2007.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

The merger of DIMON and Standard was completed during the first quarter of fiscal 2006.  As a result, total revenues and expenses for the three months ended June 30, 2005 only includes Standard’s results since May 13, 2005 and DIMON’s results for the three months.

Condensed Statement of Consolidated Income
	Three Months Ended June 30,
(in millions)	2006	Increase/ (Decrease)%		2005
Sales and other operating revenues	$493.5	$90.4	22.4	$403.1
Gross profit	77.5	33.5	76.1	44.0
Selling, administrative and general expenses	39.2	0.8	2.1	38.4
Other income	0.6	0.4		0.2
Restructuring and asset impairment charges	1.7	(13.5)		15.2
Debt retirement expense	-	(64.9)		64.9
Interest expense	25.6	0.9		24.7
Interest income	-	(1.2)		1.2
Derivative financial instruments income	0.3	0.2		0.1
Income taxes (benefit)	2.1	(21.7)		(19.6)
Equity in net income of investee companies	0.1	0.1		-
Minority interests (income)	(0.2)	-		(0.2)
Loss from discontinued operations, net of tax	(3.8)	1.1		(2.7)
Cumulative effect of accounting changes, net of income tax	(0.3)	(0.3)		-
Net Income (Loss)	$ 6.1*	$86.8*		$(80.7)*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended June 30,
(in millions, except per kilo amounts)	2006	Increase/ (Decrease)%		2005
Tobacco sales and other operating revenues:
Sales and other operating revenues	$488.3	$87.1	21.7	$401.2
Kilos	146.0	20.0	15.9	126.0
Average price per kilo	$ 3.34	$ .16	5.0	$ 3.18

Processing and other revenues	$ 5.2	$ 3.3		$ 1.9
Total sales and other operating revenues	$493.5	$90.4	22.4	$403.1

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Sales and other operating revenues increased 22.4% from $403.1 million in 2005 to $493.5 million in 2006 which includes a full three months of the merged company.  The $90.4 million increase is the result of a 15.9% or 20.0 million kilo increase in quantities sold and a 5.0% or $0.16 per kilo increase in average sales prices.  Revenues from the South America operating segment increased $37.5 million or 18.6% resulting from an increase of $0.29 per kilo in average sales prices combined with an increase in volumes of 5.6 million kilos.  Increased customer sales prices related to the increased costs of the 2006 crop are the primary reason for the South America operating segment price increases.  Revenues from the Other Regions operating segment increased $49.6 million or 24.8% primarily as a result of an opportunistic sale of U.S. inventories.  Volumes in the Other Regions operating segment increased 14.3 million kilos and average sales prices increased $0.07 per kilo as well.  Processing and other service revenues in the Other Regions operating segment increased $3.3 million primarily related to greater quantities of U.S. customer-owned tobacco processed.

Gross profit as a percentage of sales increased from 10.9% in 2005 to 15.7% in 2006.  Gross profit also increased $33.5 million or 76.1% from $44.0 million in 2005 to $77.5 million in 2006.  The increases in gross profit as well as the gross profit percentage are primarily attributable to two factors.  In the South America operating segment, as disclosed throughout the prior year, gross profit in Brazil had been negatively impacted due to increased costs from the absorption of local intrastate trade taxes resulting from a change in local laws.  During the current quarter, we entered into an agreement with the government of Rio Grande do Sul, the state in which our processing facilities in Brazil are located.  Per the agreement we will be able to transfer accumulated intrastate trade tax credits related to the 2005 crop instead of having to absorb those costs.  As a result, intrastate trade taxes related to the 2005 crop of $19.2 million previously recorded as expense in fiscal 2006 have been reversed during the quarter.  Partially offsetting the increased gross profit in the South America operating segment is the impact of the quality of the 2006 crop and decreased demand.  The 2006 Brazilian crop was expected to be an average quality crop.  However, the quality declined significantly due to weather related growing conditions in the latter part of the season.  In addition, demand is projected to decline as well.  As a result, the 2006 crop provision for grower bad debt has increased.  This increase has negatively impacted the current quarter gross profit and will continue to negatively impact gross profit in future quarters relative to 2006 crop sales.  Second, the reduction of gross profit on sales of inventory acquired in the merger as a result of purchase accounting inventory adjustments decreased by $8.3 million, primarily in the South America operating segment.  The elimination of these prior year purchase accounting inventory adjustments from the current year will continue to improve gross profit as well as gross profit percentages in future quarters.

Selling, administrative and general expenses increased $0.8 million or 2.1% from $38.4 million in 2005 to $39.2 million in 2006.  The increase is primarily due to increased costs as a result of 2006 including a full three months of the merged company including increased legal and professional costs.  Expenses were further increased by the impact of expenses denominated in foreign currencies, primarily the Brazilian real.  If 2005 had included the full three months of the merged company, the selling, administrative and general expenses in 2006 would have decreased $10.1 million or 20.5%.

Other Income of $0.6 million in 2006 and $0.2 million in 2005 relate primarily to fixed asset sales.

Restructuring, asset impairment and integration charges were $1.7 million in 2006 compared to $15.2 million in 2005.  The 2006 costs relate to employee severance and other integration related charges as a result of the merger.  The 2005 costs include $4.5 million related to asset impairment charges and $10.7 million related to employee severance and other integration related charges as a result of the merger.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $64.9 million in 2005 relates to one time costs of retiring DIMON debt as a result of the merger.  These costs include tender premiums paid for the redemption of senior notes, the reversal of debt issuance costs associated with former DIMON debt instruments, termination of certain interest rate swap agreements and other related costs.

Interest expense increased $0.9 million from $24.7 million in 2005 to $25.6 million in 2006 due to higher average rates partially offset by lower average borrowings.

Derivative financial instruments resulted in a benefit of $0.3 million in 2006 and $0.1 million in 2005.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (Continued)

Effective tax rates were an expense of 17.3% in 2006 and a benefit of 20% in 2005.  The rates are based on the current estimate of full year results after the effect for any taxes related to specific events which are recorded in the interim period in which they occur.  During the quarter ended June 30, 2006, benefit adjustments of $0.8 million related to specific events were recorded which decreased the estimated effective tax rate for the quarter from 24.1% to 17.3%.  We estimate the effective tax rate for the full fiscal year to be 27% after absorption of discrete items.  During the quarter ended June 30, 2005, adjustments of $17.7 million related to deferred tax asset valuation allowance adjustments were recorded as specific events.  The net effect on the 2005 tax provision was to decrease the effective tax rate from a benefit of 37% to 20%.

Losses from discontinued operations of $3.8 million in 2006 and $2.7 million in 2005 are attributable to the discontinuation of operations in Italy and Mozambique of the combined company, non-tobacco operations of former DIMON and the wool operations of Standard.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

OUTLOOK AND OTHER INFORMATION:

We entered fiscal 2007 as a stronger company following our merger and last year’s considerable merger related restructuring charges and significant challenges posed by our industry operating environment. We continue to execute our merger integration according to plan and are on track to complete the integration process and further refine our footprint in fiscal 2007. We remain focused on profit improvement and return on assets through a combination of improved pricing, cost reductions, efficiency improvements and on debt reduction through aggressive working capital management.

          We are beginning to make some progress in increasing prices against a backdrop of increasing costs of production, rising interest rates and a weak U.S. dollar. However, the environment remains challenging particularly in Brazil.  The 2006 Brazilian crop started the year as an average quality crop, however, the quality declined significantly due to weather related growing conditions in the latter part of the season. This has impacted both demand and pricing. We plan to reduce tobacco production in Brazil for the 2007 crop based on our current global projections of supply and demand.  As a result of these factors we have increased the 2006 crop provision for grower bad debt on advances to farmers.

          During the current quarter, we entered into an agreement with the government of Rio Grande do Sul, the state in which our processing facilities are located in Brazil.  We will be able to transfer accumulated intrastate trade taxes related to the 2005 crop instead of having to absorb those costs.  This transference is in accordance with agreed upon amounts and timing in future quarters.  We are evaluating options to determine the most feasible strategy to minimize the impact of intrastate trade taxes related to future crops.

MERGER INTEGRATION

Merger integration remains in line with our strategic plan including over $50 million in cost savings realized in fiscal 2006 which we anticipate will increase to $115 million annually by fiscal 2007.  The review process is continuing and remaining one time cash costs to complete the integration are currently estimated at approximately $15 million to $17 million in 2007.  As part of the integration process to strengthen our core business overall, we have focused on achieving appropriate returns that support the strategic rational for our merger, including undertaking asset sales that will continue to have an important role in refining our footprint.  As announced in February, an agreement was reached to sell our Spanish production facilities.  This sale was concluded on August 1, 2006.  We previously disclosed that we had also entered into a non-binding letter of intent to sell our interest in the dark air-cured tobacco business, Compania General de Tabacos de Filipinas, S.A.  These negotiations are proceeding.

Alliance One International, Inc. and Subsidiaries

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2006 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains in our statements of income of $1.9 million and $5.2 million for the three months ended June 30, 2006 and 2005, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.  The weakening U.S. dollar against the real may continue to significantly impact translated results.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $2.7 million for the three months ended June 30, 2006.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

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

Item 1A. Risk Factors

No changes

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3. Defaults Upon Senior Securities

None

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

None.

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

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: August 9, 2006	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	35

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	36

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	37

-34-