Form 10-Q/A
period 2006-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2006-11-09
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q/A
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

Explanatory Note

          The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Alliance One International, Inc. for the quarter ended June 30, 2006 is to restate our unaudited Condensed Consolidated Statements of Cash Flows, for the three months ended June 30, 2006, as described in Note 15 to the Condensed Consolidated Financial Statements.

          No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on August 9, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

• Part I—Item 1—Financial Statements

• Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

• Part I—Item 4—Controls and Procedures

          As a result of the restatement described above, the Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have re-evaluated the effectiveness of the Company's internal controls over financial reporting as of June 30, 2006, and, based on this re-evaluation, have determined that a material weakness in internal control over financial reporting existed at the end of the first quarter with respect to the preparation of the condensed  consolidated statements of cash flows. This revised assessment is included under Part 1, Item 4 in this document.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
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

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS

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

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS

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

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2006 and 2005 (Unaudited)

	June 30, 2006	June 30, 2005
(in thousands)	As Restated, See Note 15

Operating activities
Net income (loss)	$ 6,079	$ (80,658)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Net loss from discontinued operations	3,794	2,672
Depreciation and amortization	9,096	10,105
Restructuring and asset impairment charges	1,698	15,165
Deferred items	9,309	(326)
Gain on foreign currency transactions	(1,887)	(3,768)
Changes in operating assets and liabilities	(68,993)	(57,134)
Net cash used by operating activities of continuing operations	(40,904)	(113,944)
Net cash provided (used) by operating activities of discontinued operations	871	(2,966)
Net cash used by operating activities	(40,033)	(116,910)

Investing activities
Cash received in acquisition of business	-	42,019
Purchases of property and equipment	(2,333)	(3,072)
Proceeds on sale of property and equipment	830	10,722
Payments received on notes receivable	220	4,018
Payments for other investments and other assets	(1,196)	(3,258)
Net cash provided (used) by investing activities of continuing operations	(2,479)	50,429
Net cash provided (used) by investing activities of discontinued operations	-	(177)
Net cash provided (used) by investing activities	(2,479)	50,252

Financing activities
Net change in short-term borrowings	36,511	(74,030)
Proceeds from long-term borrowings	19,855	781,878
Repayment of long-term borrowings	(23,432)	(455,068)
Debt issuance cost	(425)	(21,910)
Proceeds from sale of stock	14	149
Cash dividends paid to Alliance One International, Inc. stockholders	-	(7,086)
Net cash provided by financing activities	32,523	223,933

Effect of exchange rate changes on cash	(1,432)	(3,281)

Increase (decrease) in cash and cash equivalents	(11,421)	153,994
Cash and cash equivalents at beginning of period	25,985	29,128

Cash and cash equivalents at end of period	$ 14,564	$ 183,122

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

Description of Business

The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco.  The Company purchases tobacco primarily in the United States, Africa, Europe, South America and Asia for sale to customers in the United States, Europe, Africa and Asia.

Basis of Presentation

The Company was renamed Alliance One International, Inc. (Alliance One) concurrent with the merger of Standard Commercial Corporation (Standard) on May 13, 2005 with and into DIMON Incorporated.  Because the merger was completed after the close of the fiscal year ended March 31, 2005, the information contained in these condensed consolidated financial statements for the three months ended June 30, 2005 includes the operations of Standard since May 13, 2005 and a full three months of results of DIMON.  See Note 2 “Merger of Standard and DIMON” to the “Notes to Condensed Consolidated Financial Statements” for further information.

          The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates; all of which are owned 50% or less.

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

         Employee related severance costs in fiscal 2006 totaled $30,944.  Severance and other cash charges for fiscal 2006 totaled $43,805.  Payments of $31,026 were made in fiscal 2006 with the remaining $13,644 to be paid in fiscal 2007. During the three months ended June 30, 2006, additional restructuring charges of $1,753 were recorded primarily related to additional employee related severance costs which will substantially all be paid in fiscal 2007.  Total employee related severance costs and other charges between $15,000 and $17,000 are expected to be incurred in fiscal 2007 due to the ongoing restructuring and integration plans.

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

SFAS No. 144 - Asset Impairment

CdF - Sale of dark air-cured operations

          As a consequence of the ongoing transition in overcapacity within certain markets of the industry, the Company began tentative negotiations to dispose of its dark air-cured operations.  In June 2005, the Company reviewed its assets for impairment and a pre-tax impairment charge of $4,548 was recorded which primarily related to intangibles of the dark air -cured tobacco operation in Indonesia.  On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compania General de Tabacos de Filipinas, S.A. (CdF), the owner of the Company’s dark air-cured tobacco business.  In connection with this letter of intent, additional asset impairment charges of $7,972 were recorded during fiscal 2006.  The Company anticipates the sale will occur during fiscal 2007.

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

Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

	Three Months Ended
	June 30,
	2006	2005
Sales and other revenues	$3,270	$ 5,096

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (229)	$(1,820)
Income tax expense	-	-
Loss from discontinued operations, net of tax	$ (229)	$(1,820)

	June 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 94	$ 647	$ 792
Inventory and advances	4,339	20,983	3,071
Net property, plant and equipment	1,111	3,152	1,244
Other assets	62	213	54
	$5,606	$24,995	$5,161

Liabilities of discontinued operations:
Accounts payable	$ 163	$ 446	$ 187
Advances from customers	122	299	-
Accrued expenses	796	2,491	1,683
Total liabilities of discontinued operations	$1,081	$ 3,236	$1,870

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

Discontinued Non-Tobacco Operations, Other Regions Segment

In January 2004, the Company acquired a majority interest in a non-tobacco entity previously reported using the equity method of accounting.  Production expectations and the development of emerging markets have not met management’s expectations.  As a result, the Company began investigating strategic alternatives for its non-tobacco operation in fiscal 2006, which led to an impairment evaluation in accordance with SFAS No. 144.  The Company recorded asset impairment charges of $1,764 during the three months ended December 31, 2005. The Company reevaluated the criteria for classifying the assets as held for sale and reporting the results of operations as discontinued operation in the fourth quarter of fiscal 2006 and concluded that the Company now met all of the criteria prescribed by SFAS No. 144. The assets of the non-tobacco operations were reclassified as held for sale and the results of operations, including the impairment charge, were presented as discontinued operations.  The Company sold the assets on April 13, 2006.  The transaction resulted in no material gain or loss.  The Company is reporting a tax charge to discontinued operations for the sale of GNF that relates to an increase in the Valuation Allowance for a portion of the loss that may be characterized as a capital loss, which cannot be deducted against operating income.  While the Company has performed a preliminary evaluation of the loss allocation between capital and ordinary, the Company is still in the process of evaluating this allocation.

Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

	Three Months Ended
	June 30,
	2006	2005
Sales and other revenues	$ 5	$ 107

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ 42	$ (326)
Income tax expense	(1,884)	-
Loss from discontinued operations, net of tax	$(1,842)	$ (326)

	June 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ -	$ 24	$ 20
Inventory and advances	-	456	-
Net property, plant and equipment	-	2,842	1,100
Other assets	-	507	425
	$ -	$ 3,829	$1,545

Liabilities of discontinued operations:
Accounts payable	$ -	$ 714	$ 718
Accrued expenses	-	97	111
Total liabilities of discontinued operations	$ -	$ 811	$ 829

Alliance One International, Inc. and Subsidiaries

6.	SEGMENT INFORMATION

The Company purchase, processes, sells and stores leaf tobacco.  Tobacco is purchased in more than 45 countries and shipped to more than 90 countries.  The sales, logistics and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to our major customers.  Within certain quality and grade constraints, tobacco is fungible and, subject to these constraints, customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.

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

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly-owned subsidiary.  Shares of common stock owned by the subsidiary was 7,853 at June 30, 2006.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

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

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,283	7.55	5.49	(11,137)
Exercised	(5)	2.81	4.15	(9)
Forfeited	(90)	8.26	5.87	(334)
Outstanding at June 30, 2006	4,188	7.54	5.48	(12,979)
Vested and expected to vest	4,114	7.57	5.44	(12,857)
Exercisable at June 30, 2006	2,861	8.43	4.23	(11,396)

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

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

Assumptions used to determine the fair value of SARs as of June 30, 2006 included the following:

Stock Price	$4.44
Exercise Price	$6.71
Expected Life in Years	1.9
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	5%

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

Alliance One International, Inc. and Subsidiaries

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

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

Other

Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.  The Company and its subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined DIMON and its Spanish subsidiaries €2,592 (US$3,378) and Standard and its Spanish subsidiaries €1,823 (US$2,263).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and Mindo (its former subsidiary) have been assessed a fine in the aggregate amount of €10,000 (US$12,000) and that, in addition, the Company and Transcatab, a subsidiary of Standard prior to its merger into DIMON, have been assessed a fine in the aggregate amount of €14,000 (US$16,800). With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed DIMON and Standard in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  The Company, along with its applicable subsidiaries, has appealed the decisions of the Commission with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above, and actually paid all of such fines as part of the appeal process.

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

Alliance One International, Inc. and Subsidiaries

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

Alliance One International, Inc. and Subsidiaries

11.	REFINANCING OF DEBT ARRANGMENTS (Continued)

          From time to time the Company may need to enter into various amendments and or waivers under its Senior Secured Credit Agreement seeking specific modification to covenants or provisions therein related to changes in the normal course of business, special one time occurrences, financial performance or other unforeseeable events. On October 28, 2005 the Company and the Lenders agreed to the First Amendment to the May 13, 2005 Senior Secured Credit Agreement where a provision was established permitting the payment of fines up to €24,000 (US$28,800) related to European Commission anti-competition litigation.  The changes effected by the Second Amendment are described in detail in the Current Report on Form 8-K filed by the Company on December 1, 2005.

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

Alliance One International, Inc. and Subsidiaries

12.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

Alliance One International, Inc. and Subsidiaries

13.	PENSION AND POSTRETIREMENT BENEFITS (Continued)

Components of Net Periodic Benefit Cost
Net periodic benefit cost consisted of the following:

	Three Months Ended June 30,
	2006	2005
Service cost	$ 22	$191
Interest expense	132	387
Expected return on plan assets	(1)	(2)
Amortization of prior service cost	(405)	(77)
Actuarial loss	87	72
Net periodic pension cost	$(165)	$571

14.	INCOME TAXES

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

15.	RESTATEMENT

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006 the Company identified classification errors impacting the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2006.  As a result, the Company has restated the Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2006.  The following is a description of the nature of the errors:

1.     the foreign currency impact of certain transactions was misclassified which resulted in an overstatement of the effect of exchange rate changes on cash, and either an overstatement of net cash used by investing activities, an overstatement of net cash provided by financing activities or an overstatement of net cash used by operating activities;

2.     changes in certain payables were misclassified as financing activities which resulted in an overstatement of cash provided by financing activities and a corresponding overstatement of cash used by operating activities;

3.     certain other asset transactions, which were improperly classified, resulted in the overstatement of net cash used by investing activities and understatement of net cash used by operating activities; and

4. proceeds from assets held for sale were incorrectly reported as operating activities as opposed to proper classification within investing activities.

          The errors had no effect on cash and cash equivalents, total assets, stockholders’ equity, revenues, net income or earnings per share as of and for the three months ended June 30, 2006.  The impact of the restatement on the applicable line items in the Condensed Consolidated Statements of Cash Flows are presented below:

Alliance One International, Inc. and Subsidiaries

15.	RESTATEMENT (Continued)

	As Reported	As Restated
Condensed Statements of Consolidated Cash Flows Three Months Ended June 30, 2006:
Operating Activities:
Deferred items (1) (3)	$ 8,434	$ 9,309
Gain on foreign currency transactions (1)	$ (2,854)	$ (1,887)
Changes in operating assets and liabilities (1) (2) (3) (4)	$(75,202)	$(68,993)
Net cash used by operating activities of continuing operations (1) (2) (3) (4)	$(48,955)	$(40,904)
Net cash used by operating activities (1) (2) (3) (4)	$(48,084)	$(40,033)

Investing Activities:
Proceeds on sale of property and equipment (4)	$ 420	$ 830
Payments for other investments and other assets (1) (3)	$ (2,121)	$ (1,196)
Net cash used by investing activities of continuing operations (1) (3) (4)	$ (3,814)	$ (2,479)
Net cash used by investing activities (1)(3) (4)	$ (3,814)	$ (2,479)

Financing Activities:
Net change in short-term borrowings (1) (2)	$ 40,566	$ 36,511
Net cash provided by financing activities (1) (2)	$ 36,578	$ 32,523

Effect of exchange rate changes on cash (1)	$ 3,899	$ (1,432)

(1) – (4) See discussion above for each of the numbered items.

16.	SUBSEQUENT EVENT

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

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the Company's unaudited Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2006 and 2005 as discussed in Note 15 to the Company's condensed consolidated financial statements in Item 1.

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	June 30		March 31
(in millions except for current ratio)	2006	2005	2006
Cash and cash equivalents	$14.6	$183.1	$ 26.0
Net trade receivables	225.6	258.0	320.9
Inventories and advances on purchases of tobacco	948.0	1,125.1	875.3
Total current assets	1,346.0	1,730.9	1,368.2
Notes payable to banks	338.0	580.4	299.9
Accounts payable	94.5	127.6	175.9
Total current liabilities	789.5	998.1	829.3
Current ratio	1.7 to 1	1.7 to 1	1.6 to 1
Working capital	556.5	732.8	538.9
Bank credit facility	313.0	318.1	318.5
Subordinated debt	90.9	163.6	91.6
Senior notes and other long term debt	339.8	348.2	334.4
Stockholders’ equity	226.2	581.4	214.2

Selected cash flow information:	Three Months Ended June 30,
	2006	2005
Purchase of property and equipment	$ 2.3	$3.1
Proceeds from sale of property and equipment	0.8	10.7
Depreciation and amortization	9.1	10.1

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

          Net cash used by operating activities was $40.0 million in 2006 compared to $116.9 million in 2005.  The decrease in cash used was primarily due to $6.1 million net income in 2006 compared to a net loss of $80.7 million in 2005.  Cash used was further decreased by a $9.6 million change in deferred items and a $3.8 million change in discontinued operations.  The decrease in cash used was partially offset by a $13.5 million change in restructuring and asset impairment charges and an $11.9 million increase in cash used by operating assets and liabilities primarily due to increases in inventories and advances on purchases of tobacco.

          Net cash used by investing activities was $2.5 million in 2006 compared to cash provided of $50.3 million in 2005.  The decrease in cash provided by investing activities is primarily due to $42.0 million provided in the prior year by the purchase and merger of Standard Commercial Corporation into Alliance One, $9.9 million less cash provided from sales of property and equipment, $3.8 million less cash provided by notes receivable partially offset by $2.1 million less cash used for payments for other assets.

          Net cash provided by financing activities was $32.5 million in 2006 compared to $223.9 million in 2005.  Decreases of $330.3 million were due to net decreases in long term borrowings resulting from new arrangements in the prior year, partially offset by the repayment of former long term debt in the prior year.  The decrease from long term borrowings was partially offset by $110.5 million more cash provided by short term borrowings in 2006, $21.5 million less cash used for debt issuance costs in 2006 compared to 2005 and an the discontinuance of dividends to shareholders of $7.1 million.

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

Alliance One International, Inc. and Subsidiaries

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

Condensed Consolidated Statement of Income
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

Gross profit as a percentage of sales increased from 10.9% in 2005 to 15.7% in 2006.  Gross profit also increased $33.5 million or 76.1% from $44.0 million in 2005 to $77.5 million in 2006.  The increases in gross profit as well as the gross profit percentage are primarily attributable to two factors.  In the South America operating segment, as disclosed throughout the prior year, gross profit in Brazil had been negatively impacted due to increased costs from the absorption of local intrastate trade taxes resulting from a change in local laws.  During the current quarter, we entered into an agreement with the government of Rio Grande do Sul, the state in which our processing facilities in Brazil are located.  Per the agreement we will be able to transfer accumulated intrastate trade tax credits related to the 2005 crop instead of having to absorb those costs.  As a result, intrastate trade taxes related to the 2005 crop of $19.2 million previously recorded as expense in fiscal 2006 have been reversed during the quarter.  Partially offsetting the increased gross profit in the South America operating segment is the impact of the quality of the 2006 crop and decreased demand.  The 2006 Brazilian crop was expected to be an average quality crop.  However, the quality declined significantly due to weather related growing conditions in the latter part of the season.  In addition, demand is projected to decline as well.  As a result, the 2006 crop provision for grower bad debt has increased.  This increase has negatively impacted the current quarter gross profit and will continue to negatively impact gross profit in future quarters relative to 2006 crop sales.  Second, the reduction of gross profit on sales of inventory acquired in the merger as a result of purchase accounting inventory adjustments was $9.4 million in 2005 compared to $1.1 million in 2006, primarily in the South America operating segment.  The elimination of these prior year purchase accounting inventory adjustments from the current year will continue to improve gross profit as well as gross profit percentages in future quarters.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 15 to the Condensed Consolidated Financial Statements, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, with the participation of other members of management, have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of June 30, 2006, and, based on this re-evaluation, have determined that disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that existed at the end of the first quarter with respect to the preparation and review of the condensed statements of consolidated cash flows.

Alliance One International, Inc. and Subsidiaries

Item 4. Controls and Procedures (Continued)

Cash Flow Reporting

Subsequent to the completion of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006 the Company identified classification errors included in the Condensed Statements of Consolidated Cash Flows in its June 30, 2006 Quarterly Report on Form 10-Q.  The details of the restatement are more fully described in Note 15 in the Notes to Condensed Consolidated Financial Statements.  The Company believes this error resulted from insufficient review of the Condensed Statements of Consolidated Cash Flows to determine items are presented in accordance with accounting principles generally accepted in the United States of America.  Management has concluded that these control deficiencies in cash flow reporting constitute a material weakness in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB.  The PCAOB defines a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

          As noted above management identified a material weakness related to the preparation of the Condensed Statement of Consolidated Cash Flows which arose during the first quarter.  Specifically, there was insufficient review of the Condensed Statement of Consolidated Cash Flows.

In connection with the material weakness in internal controls over financial reporting the Company has taken or plans to take the following remedial measures subsequent to June 30, 2006:
• The Company is training additional personnel to ensure the adequate preparation and review of quarterly cash flow statements.

• The Company is implementing new procedures, which provide more automation in the preparation of the cash flow statement and assists with the facilitation of the review.  There were no other changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

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

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: November 9, 2006	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	37

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	38

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	39

