Form 10-Q
period 2006-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2006-11-09
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

As of November 1, 2006, the registrant had 95,336,000 shares outstanding of Common Stock (no par value), including 7,853,000 shares owned by a wholly-owned subsidiary.

Part I. Financial Information Item 1. Financial Statements.

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Six Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(in thousands, except per share amounts)
Sales and other operating revenues	$593,630	$613,157	$1,087,115	$1,016,306
Cost of goods and services sold	489,793	546,275	905,774	905,446

Gross profit	103,837	66,882	181,341	110,860
Selling, administrative and general expenses	40,985	45,544	80,232	83,902
Other income	2,878	332	3,521	487
Restructuring and asset impairment costs	20,856	1,798	22,554	16,963
Operating income	44,874	19,872	82,076	10,482

Debt retirement expense	-	1,567	-	66,474
Interest expense	29,585	30,800	55,144	55,500
Interest income	2,832	2,760	2,847	3,917
Derivative financial instruments income	-	2,701	290	2,784

Income (loss) before income taxes and other items	18,121	(7,034)	30,069	(104,791)
Income tax expense (benefit)	6,756	(519)	8,825	(20,089)
Equity in net income of investee companies	156	81	228	100
Minority interests (income)	(173)	(121)	(347)	(303)
Income (loss) from continuing operations	11,694	(6,313)	21,819	(84,299)

Loss from discontinued operations, net of tax	(833)	(14,235)	(4,627)	(16,907)
Cumulative effect of accounting changes, net of income taxes	-	-	(252)	-
Net income (loss)	$ 10,861	$(20,548)	$ 16,940	$ (101,206)

Basic earnings (loss) per share
Net income (loss) from continuing operations	$ .14	$(.07)	$ .25	$(1.10)
Loss from discontinued operations	(.01)	(.17)	(.05)	( .22)
Net income (loss)	$ .13	$(.24)	$ .20	$(1.32)

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$ .13	$(.07)	$ .25	$(1.10)
Loss from discontinued operations	(.01)	(.17)	(.05)	( .22)
Net income (loss)	$ .12	$(.24)	$ .20	$(1.32)

Average number of shares outstanding
Basic	86,284	85,902	86,208	76,414
Diluted	87,390	85,902	87,361	76,414

Cash dividends per share	$.000	$.030	$.000	$.105

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)	March 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$ 14,152	$ 119,962	$ 25,985
Notes receivable	5,200	2,561	3,609
Trade receivables, net of allowances	187,244	239,321	320,865
Inventories
Tobacco	695,979	844,745	726,846
Other	37,397	44,501	45,294
Advances on purchases of tobacco	99,521	107,261	103,147
Current deferred and recoverable income taxes	40,948	15,843	39,560
Assets held for sale	20,981	11,815	19,955
Prepaid expenses and other assets	61,511	37,242	36,880
Assets of discontinued operations	36,081	90,089	46,056
Total current assets	1,199,014	1,513,340	1,368,197

Investments and other assets
Equity method investees	17,785	16,807	17,557
Cost method investments	2,920	4,633	27,206
Notes receivable	4,771	3,112	4,840
Other	87,057	70,574	86,764
	112,533	95,126	136,367

Goodwill and intangible assets
Goodwill	4,186	263,859	4,186
Customer relationship ($31,383 at Sept. 30, 2006; $33,068 at Sept. 30, 2005; and $32,226 at March 31, 2006) and other	32,250	36,023	33,756
Pension asset	1,927	1,856	1,927
	38,363	301,738	39,869

Property, plant and equipment
Land	25,804	38,425	26,710
Buildings	183,085	240,980	184,950
Machinery and equipment	200,945	241,823	211,498
Allowances for depreciation	(142,834)	(158,473)	(136,023)
	267,000	362,755	287,135

Deferred taxes	52,823	84,915	51,666
Other deferred charges	17,658	22,242	20,890

	$1,687,391	$2,380,116	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)	March 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 257,971	$ 425,434	$ 299,930
Accounts payable
Trade	36,502	103,449	101,571
Officers and employees	10,819	5,629	7,491
Other	7,496	9,905	66,821
Advances from customers	177,439	192,215	226,413
Accrued expenses	69,590	107,161	68,265
Income taxes	25,377	18,867	22,176
Long-term debt current	76,924	23,685	28,091
Liabilities of discontinued operations	6,174	10,665	8,526
Total current liabilities	668,292	897,010	829,284

Long-term debt
Revolving credit notes and other	232,250	335,750	318,500
Senior notes and other long term debt	344,940	338,477	334,386
Subordinated debentures	90,248	90,556	91,608
	667,438	764,783	744,494

Deferred credits
Income taxes	3,295	26,592	7,405
Pension, postretirement and other	106,081	130,827	105,991
	109,376	157,419	113,396

Minority interest in subsidiaries	2,418	2,675	2,763

Commitments and contingencies	-	-	-

Stockholders’ equity	Sept. 30, 2006	Sept. 30, 2005	March 31, 2006
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,339	94,989	94,963	450,527	451,377	451,388
Unearned compensation – restricted stock				-	(4,854)	(3,134)
Retained earnings				(202,996)	125,480	(219,937)
Accumulated other comprehensive loss				(7,664)	(13,774)	(14,130)
				239,867	558,229	214,187
				$1,687,391	$2,380,116	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2006 and 2005 (Unaudited)

(in thousands)	September 30, 2006	September 30,, 2005

Operating activities
Net income (loss)	$ 16,940	$(101,206)
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities
Net loss from discontinued operations	4,627	14,761
Depreciation and amortization	18,149	21,393
Restructuring and asset impairment charges	14,590	16,963
Deferred items	(14,882)	(36,654)
Loss (gain) on foreign currency transactions	169	(5,245)
Changes in operating assets and liabilities	22,553	124,212
Net cash provided by operating activities of continuing operations	62,146	34,224
Net cash provided (used) by operating activities of discontinued operations	2,997	(6,672)
Net cash provided by operating activities	65,143	27,552

Investing activities
Purchases of property and equipment	(5,009)	(10,788)
Proceeds on sale of property and equipment	5,673	11,926
Cash received in acquisition of business	-	42,019
Cash distributed in disposition of business	(5,204)	-
Payments received on notes receivable	384	5,871
Return of capital on cost method investments	10,000	-
Proceeds (payments) for other investments and other assets	(918)	5,401
Net cash provided by investing activities of continuing operations	4,926	54,429
Net cash provided (used) by investing activities of discontinued operations	-	(250)
Net cash provided by investing activities	4,926	54,179

Financing activities
Net change in short-term borrowings	(48,607)	(226,058)
Proceeds from long-term borrowings	20,552	859,645
Repayment of long-term borrowings	(53,894)	(590,199)
Debt issuance cost	(425)	(22,340)
Proceeds from sale of stock	161	741
Cash dividends paid to Alliance One International, Inc. stockholders	-	(9,921)
Net cash (used) provided by financing activities	(82,213)	11,868

Effect of exchange rate changes on cash	311	(2,765)

Increase (decrease) in cash and cash equivalents	(11,833)	90,834
Cash and cash equivalents at beginning of period	25,985	29,128

Cash and cash equivalents at end of period	$ 14,152	$ 119,962

Non-cash activity:
Common stock issued, including adjustment for options, in business acquisition	$ -	$ 264,368

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION
Description of Business
The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco in the United States, Africa, Europe, South America and Asia.

Basis of Presentation

The Company was renamed Alliance One International, Inc. (Alliance One) concurrent with the merger of Standard Commercial Corporation (Standard) on May 13, 2005 with and into DIMON Incorporated.  Because the merger was completed after the close of the fiscal year ended March 31, 2005, the information contained in these condensed consolidated financial statements for the six months ended September 30, 2005 includes the operations of Standard since May 13, 2005 and a full six months of results of DIMON.  See Note 2 “Merger of Standard and DIMON” to the “Notes to Condensed Consolidated Financial Statements” for further information.

          The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates; all of which are owned 50% or less.

          As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with the Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  The Company is accounting for the investment on the cost method, as required under the accounting guidance, and has been reporting it in Cost Method Investments in the condensed consolidated balance sheet since March 31, 2006.  At September 30, 2006, the investment in the Zimbabwe operations was written down to zero.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Accounting Pronouncements

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

          In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, Fair Value Measurements, which enhances existing guidance for measuring assets and liabilities using fair value. FAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS No. 157, fair value measurements are disclosed by level within that hierarchy.  FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company is evaluating the impact of FAS No. 157 on its financial condition and results of operations.

          In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FAS No. 87, 88, 106, and 132R. FAS No. 158 makes numerous changes to accounting for pension and postretirement benefit plans. The most significant change is that the funded status of all postretirement plans will be recorded on the balance sheet. The difference between a plan’s funded status and its current balance sheet position will be recognized, net of taxes, as a component of shareholders’ equity. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The Company will adopt the standard at March 31, 2007 and expects to recognize all actuarial losses and prior service costs and credits in Accumulative Other Comprehensive Loss. Adoption of FAS No. 158 is not expected to have an impact on the Company’s results of operations, cash flow or liquidity.

Alliance One International, Inc. and Subsidiaries

1.	BASIS OF PRESENTATION (Continued)

          In September 2006, the Financial Accounting Standards Board (FASB) issued FSP No. AUG AIR-1, Accounting for Planned Major Maintenance Activities.  The FSP prohibits the use of the accrue-in-advance method of accounting for planned major maintenance activities such as periodic major overhauls and maintenance of plant and equipment in annual and interim reporting periods.  The FSP requires disclosure of the method of accounting for planned major maintenance activities selected, as well as information related to the change from the accrue-in-advance method to another method. The FSP is effective for the first fiscal year beginning after December 15, 2006.  The Company is evaluating the impact of FSP No. AUG AIR-1 on its financial condition and results of operations.

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

Alliance One International, Inc. and Subsidiaries

2.	MERGER OF STANDARD AND DIMON (Continued)

May 13, 2005
Cash	$ 42,019
Accounts receivable trade	100,781
Inventory	365,110
Advances and deposits - suppliers	41,945
Assets of discontinued operations	68,567
Other current assets	22,705
Property, plant and equipment	172,281
Goodwill and intangible assets	143,030
Other	42,281
Total assets acquired	$ 998,719
Notes payable banks and other	$ 442,205
Accounts payable	94,818
Other current liabilities	100,997
Long term debt	11,396
Deferred income taxes	48,123
Deferred compensation and other	21,613
Other	2,994
Total liabilities	$ 722,146
Total unearned compensation – restricted stock	$ 2,463
Net assets acquired	$ 274,110

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

Alliance One Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma information in the table below summarizes the combined results of operations of DIMON and Standard for the three months and six months ended September 30, 2005 as if the companies were combined as of April 1, 2005.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the merger taken place at the beginning of each period or results of future periods.  The following information has not been adjusted to reflect any anticipated cost savings or operating efficiencies that may be realized as a result of the merger.

	Three Months Ended	Six Months Ended
	September 30,	September 30,
thousands except per share data	2005 (1)	2005 (1)
Revenues	$613,157	$1,090,455
Operating Income	$19,872	$7,986
Loss from continuing operations	$(6,313)	$(88,105)
Loss from discontinued operations	$(14,235)	$(16,939)
Net loss	$(20,548)	$(105,044)
Basic loss per share
- from continuing operations	$(0.07)	$(1.02)
- from discontinued operations	$(0.17)	$(0.20)
Basic loss per share	$(0.24)	$(1.22)

(1) Merger related debt retirement expenses were $1,567 and $66,474 and restructuring, impairment and integration charges were $359 and $17,574 for the three months and six months, respectively.
-9-

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

As a result of the merger and with the assistance of outside consultants, the Company developed a detailed preliminary integration plan as of the closing of the merger with Standard that addressed each origin and functional area.  Through the use of regional integration teams, assessments were made of each of DIMON’s and Standard’s processing facilities around the world as well as identification of countries in which there may be duplicative facilities and/or excess capacity.  The plan also reviewed origin and corporate offices.  As a result of these closures and redundancies, the plan also included a significant reduction in the global workforce.  Subsequent to the acquisition of Standard, the Company has continued assessing relevant information obtained as it relates to markets and customers that were not available prior to the merger which has resulted in modifications to the preliminary integration plan.  The integration plan specifically identifies all significant actions to be taken to complete the plan, activities of the acquired company that will not be continued, including the method of disposition and location of those activities, and the plan’s expected date of completion.  Actions required by the plan were initiated immediately and throughout fiscal 2006 and are continuing in fiscal 2007.

         Employee related severance costs in fiscal 2006 totaled $30,944.  Severance and other cash charges for fiscal 2006 totaled $43,805.  Payments of $31,026 were made in fiscal 2006 with the remaining $13,644 to be paid in fiscal 2007. During the six months ended September 30, 2006, additional restructuring costs of $4,885 were recorded primarily related to additional employee related severance costs which will substantially all be paid in fiscal 2007.  Employee related severance costs and other charges between $6,000 and $8,000 are expected to be incurred during the remainder of fiscal 2007 due to ongoing restructuring and integration plans.

         In fiscal 2006, integration charges resulting from the Company’s decisions had different accounting treatment depending on whether they were related to former DIMON operations or former Standard operations.  In accordance with Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Conjunction with a Purchase Business Combination, the Company has recorded the costs of a plan to (1) exit an activity of the former Standard operations, (2) involuntarily terminate employees of the former Standard operations, or (3) relocate employees of the former Standard operations as liabilities assumed in a purchase business combination and included in the allocation of the acquisition cost resulting in an increase in goodwill. The Company concluded that these costs were not associated with or were not incurred to generate revenues of the combined entity after the consummation date, had no future economic benefit to the combined Company, were incremental to other costs incurred in the conduct of activities prior to the consummation date, and will be incurred as a direct result of the plan to exit an activity of the Standard.  However, all costs of integration actions associated with former DIMON operations are recorded in earnings as restructuring and asset impairment costs.

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
The following table summarizes the restructuring and assets impairment costs recorded during the three months and six months ended September 30, 2006 and 2005:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Restructuring and Asset Impairment Costs
Employee separation and other cash charges:
Beginning balance*	$ 12,307	$ 4,839	$ 13,644	$ 865
Period charges:
Severance charges	2,914	1,669	4,472	8,561
Spain operation sale	84	-	84	-
Other cash charges	134	795	329	3,437
Total employee separation and other cash charges	3,132	2,464	4,885	11,998
Payments through September 30	(9,049)	(3,176)	(12,139)	(8,736)
Ending balance September 30	$ 6,390	$ 4,127	$ 6,390	$ 4,127

Asset impairments and other non-cash charges:
SFAS No. 144 assets impairment – tobacco operations:
CdF operations asset impairment	$ (21)	$ -	$ (76)	$ 4,548
Greece machinery and equipment impairment	3,166	-	3,166	-
Thailand asset impairment	1,333	-	1,333	-
Other non-cash charges	-	(666)	-	417
Deconsolidated Zimbabwe cost investments	13,246	-	13,246	-
Total asset impairments and other non-cash charges	$ 17,724	$ (666)	$ 17,669	$ 4,965

Total restructuring and asset impairment charges for the period	$ 20,856	$ 1,798	$ 22,554	$ 16,963

*	Beginning balance represents March 31, 2006 ending balances for former DIMON employees of $6,027 and former Standard Commercial Corporation employees of $7,617.

	Three Months Ended	Six Months Ended
	September 30,	September 30,
	2005	2005
Purchase Accounting Adjustments to Goodwill
Employee separation and other cash charges:
Beginning balance	$15,567	$ -
Period Charges:
Severance charges	2,331	18,217
Other cash charges	(602)	688
Total employee separation and other cash charges	1,729	18,905
Payments through September 30	(7,343)	(8,952)
Ending balance September 30	$ 9,953	$ 9,953

Sale of Spanish tobacco operations

On February 1, 2006, the Company entered into agreement to sell 100% of the stock of Agroexpansion, S.A., its former DIMON operation, and World Wide Tobacco España,, S.A. (WWTE), its former Standard operation. In connection with the decision to close the operations, the Company reviewed its fixed assets for impairment.  In the third and fourth quarters of fiscal 2006, the Company recorded asset impairment and restructuring costs of $10,576.  Of this amount, the Company recognized $3,241 in earnings and an adjustment related to the former Standard operations of $7,335 as an adjustment to the purchase price of the merger at March 31, 2006 in connection with the pending sale. The Company completed the sale of Agroexpansion and WWTE on August 1, 2006. Additional restructuring charges of $84 were recorded during the three months ended September 30, 2006, to complete the transaction.

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)
Zimbabwe – Investment Impairment

As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with the Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  A non-cash impairment charge of $47,899 was recorded to reduce the net investment in Zimbabwe operations to estimated fair value at March 31, 2006.

          Governmental authorization is required before any dividends can be paid from a Zimbabwe operation.  The Company’s Zimbabwe operations had tried unsuccessfully to pay dividends in prior years due to certain unattainable criteria set by the Reserve Bank of Zimbabwe and the government not granting the necessary authorizations.  During the three months ended September 30, 2006, the Company received a $10,000 dividend payment from one of its Zimbabwe subsidiaries that had been negotiated with the Zimbabwe authorities.  The $10,000, which was paid from Zimbabwe dollar devaluation gains for the year ended December 31, 2005, was permitted as a result of a negotiated prepayment of $20,000 of export funds due into Zimbabwe at a later date.  The dividend was recorded as a reduction in the investment in the Zimbabwe subsidiary.  The Company does not consider the ability to pay dividends in the near future a possibility.

          Current economic and political conditions have continued to decline over the past six months as inflation, lending rates and investment rates have deteriorated.  General farming operations are being negatively impacted by the lack of foreign exchange to buy crop inputs and fuel.  The crop size in Zimbabwe also continues to decline.  Due to these continually declining conditions, the Company decided to reevaluate the Zimbabwe operational structure this quarter. As a result, several significant operational changes were made.  These changes include the closure of the Zimbabwe processing factory and outsourcing the 2006 crop tobacco processing as well as a significant reduction in permanent personnel.

          Based on events discussed above, the Company evaluated the fair value of the Zimbabwe operations and determined that the net investment in the Zimbabwe operations exceeded the estimated fair value.  The Company recorded an additional non-cash impairment charge of $13,246 during the current quarter to write down the net investment in the Zimbabwe operations to zero.

SFAS No. 144 – Asset Impairment

CdF – Sale of dark air-cured operations

As a consequence of the ongoing transition in overcapacity within certain markets of the industry, the Company began tentative negotiations to dispose of its dark air-cured operations.  In June 2005, the Company reviewed its assets for impairment and a pre-tax impairment charge of $4,548 was recorded which primarily related to intangibles of the dark air –cured tobacco operation in Indonesia.  On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compania General de Tabacos de Filipinas, S.A. (CdF), the owner of the Company’s dark air-cured tobacco business.  In connection with this letter of intent, additional asset impairment charges of $7,972 were recorded during fiscal 2006.  The Company anticipates the sale will occur during fiscal 2007.

Thailand – Asset Impairment

In fiscal 2006, concurrent with the closure of the former DIMON Thailand processing facilities, assets of $5,743 were reclassified in the Company’s balance sheet to assets held for sale. These assets are primarily land and production facilities that have become redundant as a result of the merger.

          As a result, during the three months ended September 30, 2006, the Company conducted a review of the fair value of the Thai assets held for sale and recorded an asset impairment charge of $1,333 related to land and buildings.

Greece – Asset Impairment

As a result of the partial and pending full closure of Greek operations, the Company tested the long-lived assets for impairment in accordance with SFAS No. 144.  During the three months ended September 30, 2006, the Company recorded an asset impairment charge of $3,166 related to machinery and equipment.

Assets Held for Sale

As of September 30, 2006, assets of $20,981 were actively marketed and classified in the Company’s balance sheet as assets held for sale.  The Company evaluated the criteria of SFAS No. 144 and concluded that these assets qualify as assets held for sale.  These assets were primarily production and administrative facilities that had become redundant as a result of the merger.

Alliance One International, Inc. and Subsidiaries

4.	GOODWILL AND INTANGIBLES

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is not subject to systematic amortization, but rather is tested for impairment annually or whenever events and circumstances indicate that an impairment may have occurred.  The Company has chosen the first day of the last quarter of its fiscal year as the date to perform its annual goodwill impairment test.

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and six months ended September 30, 2006 and 2005.

Goodwill and Intangible Asset Rollforward:

	Goodwill			Amortizable Intangibles
	South America Segment	Other Regions Segment	Total	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
Weighted average remaining
useful life in years
as of March 31, 2006				19	2
March 31, 2005 balance:
Gross carrying amount	$151,772	$ -	$151,772	$ -	$ 19,662	$171,434
Accumulated amortization	-	-	-	-	(10,952)	(10,952)
Net March 31, 2005	151,772	-	151,772	-	8,710	160,482
Purchase goodwill and intangibles	36,267	98,589	134,856	-	-	134,856
Amortization expense	-	-	-	-	(744)	(744)
Asset impairment	-	-	-	-	(4,548)	(4,548)
Net June 30, 2005	188,039	98,589	286,628	-	3,418	290,046
Purchase goodwill and intangibles	(6,121)	(16,648)	(22,769)	33,700	-	10,931
Amortization expense	-	-	-	(632)	(463)	(1,095)
Net September 30, 2005	181,918	81,941	263,859	33,068	2,955	299,882
Purchase goodwill and intangibles	(744)	(2,013)	(2,757)	-	-	(2,757)
Amortization expense	-	-	-	(842)	(862)	(1,704)
Asset impairment	(181,174)	(75,742)	(256,916)	-	(563)	(257,479)
Net March 31, 2006	-	4,186	4,186	32,226	1,530	37,942
Amortization expense	-	-	-	(421)	(399)	(820)
Net June 30, 2006	-	4,186	4,186	31,805	1,131	37,122
Amortization expense	-	-	-	(422)	(264)	(686)
Net September 30, 2006	$ -	$ 4,186	$ 4,186	$31,383	$ 867	$ 36,436

Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
For year ended 2007	$ 1,685	$ 1,144	$ 2,829
For year ended 2008	$ 1,685	$ 386	$ 2,071
For year ended 2009	$ 1,685	-	$ 1,685
For year ended 2010	$ 1,685	-	$ 1,685
For year ended 2011	$ 1,685	-	$ 1,685
Later years	$ 23,801	-	$ 23,801
	$ 32,226	$ 1,530	$ 33,756
-13-

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Each operation that has been identified as discontinued is presented separately following the summary of discontinued operations.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales and other revenues	$ 6,786	$ 10,453	$ 11,603	$ 21,069
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (483)	$ (14,348)	$ (2,393)	$ (17,207)
Income tax benefit (expense)	(350)	113	(2,234)	300
Loss from discontinued operations, net of tax	$ (833)	$ (14,235)	$ (4,627)	$ (16,907)

	September 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Cash	$ 909	$ 4,838	$ 1,352
Trade receivables, net of allowances	9,046	16,536	9,925
Inventory and advances	20,441	47,378	23,396
Net property, plant and equipment	5,502	10,650	7,174
Other assets	183	10,687	4,209
Total assets of discontinued operations	$36,081	$ 90,089	$46,056

	September 30,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 1,635	$ 3,644	$ 2,625
Advances from customers	122	845	156
Accrued expenses	4,417	4,880	5,745
Other liabilities	-	1,296	-
Total liabilities of discontinued operations	$ 6,174	$ 10,665	$ 8,526

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

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company and the related interest expense, are reported as discontinued operations. Sales and operating losses for the three months and six months ended September 30, 2006 and 2005 are presented below.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales and other revenues	$ 1,435	$ 9,172	$ 2,977	$ 14,585
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (854)	$ (13,508)	$(2,569)	$ (14,034)
Income tax expense	(90)	-	(90)	-
Loss from discontinued operations, net of tax	$ (944)	$ (13,508)	$(2,659)	$ (14,034)

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

	September 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 8,677	$ 10,772	$ 8,557
Inventory and advances	17,314	25,012	20,325
Net property, plant and equipment	-	271	-
Other assets	122	2,045	280
Total assets of discontinued operations	$26,113	$ 38,100	$29,162

	September 30,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 1,472	$ 2,056	$1,624
Advances from customers	-	547	156
Accrued expenses	1,327	-	1,348
Other liabilities	-	1,296	-
Total liabilities of discontinued operations	$ 2,799	$ 3,899	$3,128

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

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company, are reported as discontinued operations. This information is summarized for the appropriate fiscal periods as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales and other revenues	$ -	$ -	$ -	$ -
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (729)	$ (443)	$(737)	$ (443)
Income tax expense	-	-	-	-
Loss from discontinued operations, net of tax	$ (729)	$ (443)	$(737)	$ (443)

	September 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Cash	$ 909	$ 4,838	$ 1,352
Trade receivables, net of allowances	262	4,612	556
Inventory and advances	-	-	-
Net property, plant and equipment	4,566	4,817	4,830
Notes receivable	-	4,536	-
Other assets	-	3,449	3,450
Total assets of discontinued operations	$5,737	$22,252	$10,188

	September 30,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 8	$ 306	$ 96
Accrued expenses	1,846	3,697	2,603
Total liabilities of discontinued operations	$1,854	$4,003	$2,699
-15-

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

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

Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales and other revenues	$ 5,351	$ 1,201	$ 8,621	$ 6,297

Loss from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ 1,100	$ (118)	$ 871	$ (1,938)
Income tax expense	-	-	-	-
Income (loss) from discontinued operations, net of tax	$ 1,100	$ (118)	$ 871	$ (1,938)

	September 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 107	$ 1,130	$ 792
Inventory and advances	3,127	22,048	3,071
Net property, plant and equipment	936	2,786	1,244
Other assets	61	134	54
Total liabilities of discontinued operations	$ 4,231	$26,098	$5,161

	September 30,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 155	$ 552	$ 187
Advances from customers	122	298	-
Accrued expenses	1,244	1,102	1,683
Total liabilities of discontinued operations	$ 1,521	$ 1,952	$1,870

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

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales and other revenues	$ -	$ 80	$ 5	$ 187

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ -	$ (279)	$ 42	$ (792)
Income tax benefit (expense)	(260)	113	(2,144)	300
Loss from discontinued operations, net of tax	$ (260)	$ (166)	$(2,102)	$ (492)

	September 30,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ -	$ 22	$ 20
Inventory and advances	-	318	-
Net property, plant and equipment	-	2,776	1,100
Other assets	-	523	425
Total assets of discontinued operations	$ -	$ 3,639	$1,545

	September 30,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ -	$ 730	$ 718
Accrued expenses	-	81	111
Total liabilities of discontinued operations	$ -	$ 811	$ 829

6.	SEGMENT INFORMATION

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

          The Company’s operations are seasonal.  Therefore, the individual and combined segment results of operations for the three months and six months ended September 30, 2006 are not necessarily indicative of the results to be expected for the year ending March 31, 2007.  Historically, the first two fiscal quarters ending September 30 are the strongest performance periods for the South America segment.

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

          During the three months ended June 30, 2006, the Company entered into an agreement with local government in Brazil, which provides for realization of accumulated intrastate trade taxes related to the 2005 crop on a monthly basis as stipulated therein. As a result, intrastate trade taxes related to the 2005 crop of $19,225 previously recorded as expense in fiscal 2006 were reversed in fiscal 2007.

Alliance One International, Inc. and Subsidiaries

6.	SEGMENT INFORMATION (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales and other operating revenues:
South America	$ 355,159	$ 350,766	$ 594,056	$ 551,961
Other regions	238,471	262,391	493,059	464,345
Total revenue	$ 593,630	$ 613,157	$ 1,087,115	$1,016,306

Operating income:
South America	$ 51,577	$ 15,137	$ 80,517	$ 12,896
Other regions	(6,703)	4,735	1,559	(2,414)
Total operating income	44,874	19,872	82,076	10,482
Debt retirement expense	-	1,567	-	66,474
Interest expense	29,585	30,800	55,144	55,500
Interest income	2,832	2,760	2,847	3,917
Derivative financial instruments income	-	2,701	290	2,784
Income (loss) before income taxes and
other items	$ 18,121	$ (7,034)	$ 30,069	$ (104,791)

Analysis of Segment Assets	September 30, 2006	September 30, 2005	March 31, 2006
Segment assets:
South America	$ 625,436	$ 866,210	$ 652,004
Other regions	1,061,955	1,513,906	1,252,120
Total assets	$1,687,391	$2,380,116	$1,904,124

7.	EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly-owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at September 30, 2006.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

          In connection with the closing of the merger with Standard, many of the Company’s financing arrangements were refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  The diluted earnings per share calculation assumes that all of the 6 ¼ % Convertible Subordinated Debentures due 2007 outstanding during the periods presented were converted into shares of common stock at the beginning of the reporting period thereby increasing the weighted average number of shares considered outstanding during each period and reducing the after-tax interest expense.  The weighted average number of shares outstanding is further increased by shares of common stock equivalents for employee stock options and restricted shares outstanding.

          For the three months and six months ended September 30, 2006, the weighted average number of shares outstanding was increased by a total of 1,106 shares and 1,152 shares respectively, of common stock equivalents for employee stock options and restricted shares outstanding for the computation of diluted earnings per share.  Certain potentially dilutive options were not included in the computation of earnings per dilutive share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 2,732 at a weighted average exercise price of $8.14 per share.

          For the three months and six months ended September 30, 2005, the computation of diluted earnings per share did not assume the conversion of the convertible subordinated debentures at the beginning of the period because the inclusion would have been antidilutive. For the three months and six months ended September 30, 2005, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.

Alliance One International, Inc. and Subsidiaries

8.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$ 10,861	$ (20,548)	$16,940	$ (101,206)
Equity currency conversion adjustment	1,503	(925)	6,466	(6,327)
Derivative financial instruments, net of tax of
$(2) and $11 in 2005	-	(4)	-	20
Total comprehensive income (loss)	$ 12,364	$ (21,477)	$23,406	$ (107,513)

9.	STOCK-BASED COMPENSATION

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

          Prior to adoption of SFAS No. 123(R), all benefits of tax deductions resulting from the exercise of share-based compensation were presented as operating cash flows in the Company’s Condensed Consolidated Statements of Cash Flows.  SFAS 123(R) requires that benefits of tax deductions in excess of deductions for compensation cost recognized (excess tax benefits) be classified as financing cash flows.

          For the three months and six months ended September 30, 2006, compensation expense for stock-based compensation plans was $1,353 and $2,243.  The corresponding income tax benefits recognized for stock-based compensation plans were $391 and $608.

          The Company currently has three types of stock based compensation awards:  Stock Options, Stock Options with Stock Appreciation Rights, and Restricted Stock. These various types of grants are made in accordance with the Alliance One International, Inc. 2003 Incentive Plan (the Plan) which was approved by shareholders of the Company in November 2003.  This plan authorizes the issuance of the various stock based compensation awards to any employee of the Company or any subsidiary and any member of the Board that the Executive Compensation Committee determines has contributed to the profits or growth of the Company or its affiliates.  There are 6,000 share based compensation awards authorized under the Plan of which 4,382 are outstanding and 1,618 are available for future awards.  Shares issued under the Plan are new shares which have been authorized and designated for award under the Plan.  The individual awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest at the end of three years or ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 477 stock options granted during the three months ended September 30, 2006 and 527 stock options granted during the three months ended September 30, 2005.

The following assumptions were used to determine the fair value of options issued in 2006:

Grant Price	$3.94
Exercise Price	$3.94
Expected Life in Years	6.25
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	4.83%

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,283	7.55	5.49	(11,137)
Granted	477	3.94	10.00	(0)
Exercised	(65)	2.42	3.55	(100)
Forfeited	(93)	8.14	5.95	(1,257)
Cancelled	(220)	17.68	0	(2,874)
Outstanding at September 30, 2006	4,382	6.71	6.03	(11,471)
Exercisable at September 30, 2006	3,122	7.50	4.86	(10,647)

          The intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The closing price will be subject to the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  Cash received from the exercise of options for the three months and six months ended September 30, 2006 was $146 and $160, respectively.  As of September 30, 2006, there was $1,756 of remaining unamortized stock-based compensation related to unvested options which will be expensed over the remaining service period through July 2010.

Stock Options with Stock Appreciation Rights

Stock appreciation rights (SARs) have historically been granted in tandem with option grants under which the employee may choose to receive in cash the excess of the market price of the share on the exercise date over the market price on the grant date (the intrinsic value of the share) rather than purchase the shares.  The choice to receive cash is limited to five years after grant.  After the fifth year and up to the tenth year after grant, the employee will continue to be able to purchase shares under the award but no longer has the choice of receiving the intrinsic value of the shares.  Compensation expense for Stock Options with Stock Appreciation Rights is treated as a liability due to the express ability of the employee to make the choice of whether to receive cash or purchase shares.  Prior to the adoption of SFAS 123(R), the intrinsic value of SARs outstanding was multiplied by the cumulative vesting in each SAR award to determine the liability at each balance sheet date.  Amounts charged to compensation expense resulted from the change in the vested intrinsic value between balance sheet dates.  Following adoption of SFAS 123(R), the fair value of SARs are determined at each balance sheet date using a Black-Scholes valuation model multiplied by the cumulative vesting of each SAR award.  After consideration for estimated forfeitures, this change in accounting resulted in a cumulative effect of accounting change adjustment of $252.

Options with Attached SARs	Shares	Weighted Average Fair Value
Outstanding at April 1, 2006	520	$435
Forfeited	(56)	$(42)
Expired	(88)	$ 0
Outstanding at September 30, 2006	376	$215
Exercisable at September 30, 2006	232	$83

          As of September 30, 2006, there was $48 of remaining unearned compensation expense related to stock options with attached SARs which will be expensed over the remaining service period through October 2007.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized expense of $(55) and $(93) for the three months and $(98) and $(138) for the six months ended September 30, 2006 and 2005 related to stock options with attached SARs.

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

Assumptions to used to determine the fair value of SARs as of September 30, 2006 included the following assumptions:

Stock Price	$4.10
Exercise Price	$6.53
Expected Life in Years	2.1
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	4.76%

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

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2006	1,068	5.56
Granted	366	3.94
Vested	(354)	6.14
Forfeited	(9)	5.54
Restricted at September 30, 2006	1,071	4.81

          As of September 30, 2006, there was $2,711 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through July 2009.  Expense recognized due to the vesting of restricted stock awards was $1,102 and $665 for the three months and $1,811 and $1,270 for the six months ended September 30, 2006 and 2005, respectively.

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months and six months ended September 30, 2005.

	Three Months	Six Months
	Ended	Ended
thousands except per share data	September 30, 2005	September 30, 2005
Net loss, as reported	$(20,548)	$(101,206)
Add: Stock-based employee compensation expense (income) included in reported net (loss) income net of related tax effects	(44)	(73)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred tax effects	(51)	(240)
Pro forma net loss	$(20,643)	$(101,519)

Loss per share
Basic – as reported	$(.24)	$(1.32)
Basic – pro forma	(.24)	(1.33)
Diluted – as reported	$(.24)	$(1.32)
Diluted – pro forma	(.24)	(1.33)

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES

Tax

During June 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 related to disallowance of local currency foreign exchange losses on U.S. dollar funding.  In March 2005, the Taxpayer’s Council dismissed the assessment relating to the disallowance of local currency foreign exchange losses.  The remaining $14,914 related to disallowance of other sales related expenses.  As of September 30, 2006, this amount is valued at $20,189 due to the devaluation of the U.S. dollar to the Brazilian real.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of September 30, 2006, total estimated tax, penalties and interest relating to still unresolved issues is $2,195.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially extend over many years.  Through March 2005, the Company has utilized $20,377 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized, and it has been recorded as deferred revenue, because the Company has been unable to predict whether the Brazilian Government will require payment of amounts offset.  In January 2005, the Company received a Judicial Order to suspend the IPI compensation.  An appeal was filed and the Company received notification from the tax authorities in March 2005 to present all documentation pertaining to the IPI credit bonus.  On April 24, 2006, the Company received an assessment of $26,600 for federal income taxes in 2005 that were offset by the IPI credit bonus.  As of September 30, 2006, this amount is valued at $26,751 due to the devaluation of the U.S. dollar to the Brazilian real.  The Company has appealed the assessment and believes it has properly utilized the IPI credit bonus.

          On October 24, 2006, the Company’s subsidiary in Northern Brazil was assessed approximately 5,800 reals, the equivalent of $2,700, with penalties and interest, for ICMS, which is a Value Added Tax.  This assessment relates to fiscal years 2000 through 2005 and is for purchases that were not exported within 180 days.  While the Company is reviewing the assessment with legal counsel and preparing its response, it has established a reserve of $820 during the quarter.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, as of September 30, 2006 is equivalent to approximately $5,105 for federal corporate income tax and $2,885 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  During March 2005, the Company received an official rejection of its appeal from the tax administration officials in Germany.  The Company has now appealed to the tax court and believes it has a strong case.  This case is still ongoing as of September 30, 2006.

          In September 2002 and in January 2004, the Company’s Tanzanian operations received assessments for income taxes equivalent to approximately $1,515 and $4,785, respectively as of September 30, 2006.  In September 2005, additional assessments for 2001, 2002, 2003 and 2004 were received.  The assessments for 2001, 2002 and 2003 reduce tax loss carryovers equivalent to $8,525 as of September 30, 2006.  The 2004 assessment reduces tax loss carryovers equivalent to $1,667 as of September 30, 2006.  The Company has filed protests and appeals and is currently awaiting replies.

          In September 2006, the Company’s Serbian operation was assessed $640 for VAT and government pension liability for payments to farmers.  The Company is contesting these assessments and has established a reserve of $239 during the quarter for the VAT component of the assessment.

          As of June 30, 2006, the Company had other tax audits and reviews ongoing in Indonesia, Luxembourg, the United Kingdom and Italy.  These were all settled in favor of the Company during the quarter ended September 30, 2006.

          The Company believes it has properly reported its income and provided for taxes in Brazil, Northern Brazil,  Germany, Serbia and Tanzania in accordance with applicable laws and intends to vigorously contest the proposed adjustments.

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

Tax (Continued)

          Although the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law, based on currently available information, the Company has provided for the probable liability associated with these matters. While the resolution of these issues may result in tax liabilities that may differ from the accruals of $10,595 established for the income tax matters, the Company currently believes that the resolution will not have a material adverse effect on its financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on its results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As the Company is no farther than the initial stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

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

           The Company has received correspondence from an Italian company, Mindo S.r.l., which was the purchaser, in June, 2004, of the Company’s Italian subsidiary, DIMON Italia S.r.l., alleging that the Company and various of its subsidiaries, employees and other individuals not employed by the Company, failed to disclose, at the time of Mindo’s purchase, certain events or circumstances which, if disclosed, would have caused Mindo not to purchase the Company’s subsidiary and which amount to a breach of the purchase agreement.  Although no formal legal proceeding has yet been filed, Mindo is apparently contending that it is entitled to the rescission of the purchase agreement.  The Company has investigated the claims, believes them to be without merit and intends to vigorously defend any legal proceeding which might be brought.

           In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act (the “FCPA”).  In May 2004, the Company voluntarily reported the matter to the U.S. Department of Justice.  Soon thereafter, the Company closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in its filings with the U.S. Securities and Exchange Commission (the “SEC”).  In August 2006, the Company learned that the SEC has issued a formal order of investigation of the Company and others to determine if these or other actions may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  The Company is cooperating fully with the SEC with respect to the investigation.

           If the U.S. authorities determine that there have been violations of federal laws, they may seek to impose sanctions on the Company that may include, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices.  It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose.  It is also not possible to predict how the government’s investigation or any resulting sanctions may impact the Company’s business, results of operations or financial performance, although any monetary penalty assessed may be material to the Company’s results of operations in the quarter in which it is imposed.

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

Other (Continued)

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At September 30, 2006, the Company was guarantor of an amount not to exceed $330,598 with $251,389 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote and the accrual recorded for exposure under them was not material at September 30, 2006.

          As disclosed in Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements,” Zimbabwe remains in a period of civil unrest and has a deteriorating economy.  During the quarter ended September 30, 2006, the Company reduced its investment in its cost method subsidiaries by $23,246 to zero.  Of this reduction, $13,246 was recorded as an additional impairment charge due to the continuing decline in the political and economic situation in Zimbabwe.  At March 31, 2006, the Company recorded an impairment charge of $47,899.

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

Alliance One International, Inc. and Subsidiaries

11.	REFINANCING OF DEBT ARRANGMENTS (Continued)
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

          From time to time, the Company may need to enter into various amendments and or waivers under its Senior Secured Credit Agreement seeking specific modification to covenants or provisions therein related to changes in the normal course of business, special one time occurrences, financial performance or other unforeseeable events. On October 28, 2005 the Company and the Lenders agreed to the First Amendment to the May 13, 2005 Senior Secured Credit Agreement where a provision was established permitting the payment of fines up to €24,000 (US$28,800) related to European Commission anti-competition litigation.  The changes effected by the Second Amendment are described in detail in the Current Report on Form 8-K filed by the Company on December 1, 2005.

          Additionally, effective November 30, 2005 the Company and the Lenders agreed to the Second Amendment to the May 13, 2005 Senior Secured Credit Agreement, where several sections were modified.  The Second Amendment relaxed certain financial covenants contained in the Credit Agreement, including but not limited to:

• a reduction of the minimum consolidated interest coverage ratio that must be maintained;
• an increase in the maximum consolidated leverage ratio that must be maintained; and
• the establishment of a fixed maximum consolidated total senior debt to borrowing base ratio that must be maintained.

The Second Amendment also changed certain negative covenants in the Credit Agreement, including but not limited to:
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

          The Second Amendment also provided that no borrowings may be drawn under the revolving credit facility or swingline facility if Alliance One has more than $110 million of unrestricted cash and cash equivalents in the aggregate on its consolidated balance sheet at the time of such draw.  Further, if unrestricted cash and cash equivalents exceed $110 million for any ten consecutive days, unrestricted cash and cash equivalents in excess of $110 million must be used to repay borrowings under the swingline or revolving credit facility.

          The Second Amendment provided that during the Pricing Period, the interest rate margin applicable to the revolving credit facility and term loan A borrowings shall be 3.25% over LIBOR or 2.25% over the Agent’s base rate.  In addition, the Second Amendment permanently increased the interest rate on the term loan B to 3.50% over LIBOR or 2.50% over the Agent’s base rate.

          Effective November 8, 2006, the Company and the Lenders agreed to the Third Amendment to the Senior Secured Credit Agreement based on the potential of current quarter uncommitted inventory levels exceeding the $115 million maximum covenant level.  The Third Amendment amends the maximum permitted uncommitted inventory covenant to allow up to $150 million (rather than $115 million) of uncommitted inventory at any time.  In addition, the Third Amendment also provides for delivery of certain modified internal monthly financial information within 45 days (rather than 15 days) after the end of each month.

The Company continuously monitors its compliance with these covenants. No default exists as of September 30, 2006.

Alliance One International, Inc. and Subsidiaries

12.	DERIVATIVE FINANCIAL INSTRUMENTS

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  As of June 30, 2006, all instruments of this type had been terminated.  SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments historically have caused substantial volatility in the Company’s reported earnings.  For the three months ended September 30, 2006 and 2005, the Company recognized non-cash income before income taxes of $0 and $2,701, respectively from the change in fair value of these derivative financial instruments.  For the six months ended September 30, 2006 and 2005, the Company recognized non-cash income before income taxes of $290 and $2,784, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities - Compensation and Other.

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs. Some of these contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the three months ended September 30, 2006 and 2005, income of $2,824 and $0, respectively, has been recorded in cost of goods and services sold.  For the six months ended September 30, 2006 and 2005, income of $4,496 and $0 respectively, has been recorded in cost of goods and services sold.

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

          The fair value estimates presented herein are based on quoted market prices.  There were no fair value hedges during the three months or six months ended September 30, 2006.  During the three months ended September 30, 2005, accumulated other comprehensive income decreased by $4, net of deferred taxes of $2 due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.  For the six months ended September 30, 2005, accumulated other comprehensive income increased by $20, net of deferred taxes of $11 due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.

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

Alliance One International, Inc. and Subsidiaries

13.	PENSION AND POSTRETIREMENT BENEFITS (Continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Service cost	$876	$1,678	$1,745	$2,828
Interest expense	2,620	2,166	3,968	3,779
Expected return on plan assets	(2,363)	(1,657)	(3,260)	(2,832)
Amortization of prior service cost	491	690	982	1,129
Effect of settlement/curtailment costs	-	34	-	(152)
Termination Charge	-	35	-	168
Actuarial loss	149	27	297	55
Net periodic pension cost	$1,773	$2,973	$3,732	$4,975

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of September 30, 2006, contributions of $3,757 were made to pension plans for fiscal 2007.  Additional contributions to pension plans of approximately $1,556 are expected during the rest of fiscal 2007.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of September 30, 2006, contributions of $426 were made to the plan for fiscal 2007.  Additional contributions of $426 to the plan are expected during the rest of fiscal 2007.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Service cost	$ 22	$ 124	$ 44	$ 248
Interest expense	132	359	264	715
Expected return on plan assets	1	(2)	-	(3)
Curtailment Cost	-	(202)	-	(202)
Amortization of prior service cost	(406)	(70)	(811)	(75)
Actuarial loss	87	(16)	174	(16)
Net periodic pension cost	$(164)	$ 193	$(329)	$ 667

Alliance One International, Inc. and Subsidiaries

14.	INCOME TAXES

Effective tax rates were an expense of 29.3% for the six months ended September 30, 2006 and a benefit of 19.2% for the six months ended September 30 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  Due to significant separately stated items recorded in the six months ended September 30, 2006 and the rules for tax accounting for multiple jurisdictions found in FIN 18, the effective tax rate reported for the six months ended September 30, 2006 will change during the year.  The Company forecasts the effective tax rate for the year ended March 31, 2007 will be 59.7% after absorption of discrete items.  The increase in the forecasted income tax rate from the quarter ended June 30, 2006 is due to impairment adjustments recorded in the second quarter for Zimbabwe, Greece and Thailand that do not generate tax benefits.  For the six months ended September 30, 2006, the Company recorded a specific event adjustment benefit of $1,719 bringing the effective tax rate estimated for the six months ended September 30, 2006, of 70.3% to 59.7%.  This specific event adjustment benefit relates primarily to the reduction of tax rates in Turkey.  During the six months ended September 30, 2005, adjustments of $19,400 related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the six months ended September 30, 2005 from a benefit of 37% to 19.2%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

15.	SALE OF RECEIVABLES

On September 27, 2006, Alliance One International, A.G., a wholly owned subsidiary of the Company, entered into a revolving trade accounts receivable securitization agreement to sell receivables to a limited liability company (“LLC”).  The LLC is funded through loans from a bank-sponsored commercial paper conduit which has committed up to a maximum of $55 million in funding at any time.  The agreement, which matures September 25, 2009, provides for the periodic, non-recourse sale of receivables from customers who are domiciled in countries that are not members of the Organization of Economic Cooperation and Development.  Pursuant to this agreement, the Company retains servicing responsibilities and subordinated interests in the receivables sold.  The Company receives annual servicing fees of 0.5 percent of the outstanding balance, which approximates the fair value of services to be rendered under the agreement, and rights to future cash flows in excess of funds contractually obligated to investors.   The value of the subordinated interest is subject to credit and interest rate risks on the transferred financial assets.

          The Company has recorded the transaction as a sale of receivables and has removed such receivables from its financial statements and has recorded a receivable for the retained interest in such receivables.  In recording the sale of receivables, the Company recognized a pre-tax loss of $385 on the September 27, 2006 sale.  In addition, the Company has recorded charges of $1,320 related to the negotiation of the agreement.  As of September 30, 2006, $25,400 receivables had been sold resulting in $20,346 in cash proceeds and the Company retained an interest in these receivables of $4,669.

          In valuing the retained interests at the date of the sale of the receivables, the Company assumed a weighted average life of 90 days and a discount rate of 8.67%.  Theoretical increases in the discount rate by 10% and 20% would have decreased the value of retained interests by $37 and $74 respectively.  Historically, credit loss and prepayments on the customer base included in these agreements have been negligible.

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.
	As of
	September 30,		March 31,
(in millions except for current ratio)	2006	2005	2006
Cash and cash equivalents	$14.2	$ 120.0	$ 26.0
Net trade receivables	187.2	239.3	320.9
Inventories and advances on purchases of tobacco	832.9	996.5	875.3
Total current assets	1,199.0	1,513.3	1,368.2
Notes payable to banks	258.0	425.4	299.9
Accounts payable	54.8	120.0	175.9
Total current liabilities	668.3	897.0	829.3
Current ratio	1.8 to 1	1.7 to 1	1.6 to 1
Working capital	530.7	616.3	538.9
Bank credit facility	232.3	335.8	318.5
Subordinated debt	90.2	90.6	91.6
Senior notes and other long term debt	344.9	338.5	334.4
Stockholders’ equity	239.9	558.2	214.2

Selected cash flow information:	Six Months Ended September 30,
	2006	2005
Purchase of property and equipment	$5.0	$10.8
Proceeds from sale of property and equipment	5.7	11.9
Depreciation and amortization	18.1	21.4

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

         Our working capital decreased from $538.9 million at March 31, 2006 to $530.7 million at September 30, 2006.  Our current ratio was 1.8 to 1 at September 30, 2006 compared to 1.6 to 1 at March 31, 2006.  The decrease in working capital is primarily related to decreases in accounts receivable and inventories and advances on purchases of tobacco partially offset by decreases in accounts payable and advances from customers.

          Net cash provided by operating activities was $65.1 million in 2006 compared to $27.6 million in 2005.  The increase in cash provided was primarily due to $16.9 million net income in 2006 compared to a net loss of $101.2 million in 2005.  Cash provided was further increased by a $129.0 million change in accounts receivable and inventories and advances on purchases of tobacco, including the sale of receivables as disclosed in Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements,” a $22.2 million change in deferred items and a $9.8 million net increase in income taxes payable.  The increase in cash provided was partially offset by a $241.6 million change in accounts payable and advances from customers.

          Net cash provided by investing activities was $4.9 million in 2006 compared to $54.2 million in 2005.  The decrease in cash provided by investing activities is primarily due to $42.0 million of cash received in the prior year as a result of the purchase and merger of Standard Commercial Corporation into Alliance One.  Additional decreases in cash provided are due to $5.2 million cash distributed with the sale of the Spanish operations, $6.2 million less cash provided from sales of property and equipment, $15.7 million less cash provided by other assets partially offset by $10.0 million received as return of capital on cost method investments, $6.0 million less cash used for the purchase of property and $4.2 million less cash used for intangibles.

          Net cash used by financing activities was $82.2 million in 2006 compared to cash provided of $11.9 million in 2005.  Decreases of $302.8 million were due to net decreases in long term borrowings resulting from new arrangements in the prior year, partially offset by the repayment of former long term debt in the prior year.  The decrease from long term borrowings was partially offset by $177.5 million less cash used by short term borrowings in 2006, $21.9 million less cash used for debt issuance costs in 2006 compared to 2005 and an the discontinuance of dividends to shareholders of $9.9 million.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

          At September 30, 2006, we had seasonally adjusted available lines of credit of $482.8 million of which $258.0 million was outstanding with a weighted average interest rate of 6.3%.  Unused short-term lines of credit amounted to $187.4 million.  At September 30, 2006 we had $16.2 million letters of credit outstanding and an additional $21.2 million of letters of credit lines available.  Total maximum borrowings, excluding the long-term credit agreements, during the quarter were $378.4 million.

No cash dividends were paid to stockholders during the quarter ended September 30, 2006.

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

          Effective November 8, 2006, we agreed with the Lenders to the Third Amendment to the Senior Secured Credit Agreement based on the potential of current quarter uncommitted inventory levels exceeding the $115 million maximum covenant level.  The Third Amendment amends the maximum permitted uncommitted inventory covenant to allow up to $150 million (rather than $115 million) of uncommitted inventory at any time.  In addition, the Third Amendment also provides for delivery of certain modified internal monthly financial information within 45 days (rather than 15 days) after the end of each month.

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

          We continuously monitor our compliance with these covenants and we are not in default as of, or for the quarter ended, September 30, 2006. If we were in default and were unable to obtain the necessary amendments or waivers under our senior secured credit facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  If we could be in default with respect to our financial covenants in future quarters and unable to obtain the necessary amendments or waivers under our senior secured credit facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend once a default has occurred.  A default under the senior secured credit facility would result in a cross default under the indentures governing our senior notes and senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under our senior secured credit facility would have a material adverse effect on our liquidity and financial condition.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

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

          Repayments of debt as of September 30, 2006 are scheduled as follows:  $167.9 million in fiscal 2007 and 2008, $170.0 million in fiscal years 2009 and 2010, and $406.4 million in fiscal years 2011 and thereafter.

          We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  In addition, we received $20.3 million during the quarter from the sale of receivables which was used to reduce debt.  See Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements” for further information.  At September 30, 2006, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2007.  There can be no assurance, however, that these sources of capital will be available in the future or, if available, that any such sources will be available on favorable terms.

RESULTS OF OPERATIONS:

The merger of DIMON and Standard was completed May 13, 2005, which was during the first quarter of fiscal 2006.  As a result, total revenues and expenses for the six months ended September 30, 2005 only includes Standard’s results since May 13, 2005 and DIMON’s results for the three months.

Condensed Consolidated Statement of Income
	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in millions)	2006	Increase/ (Decrease)	2005	2006	Increase/ (Decrease)	2005
Sales and other operating revenues	$593.6	$(19.6)	$613.2	$1,087.1	$70.8	$1,016.3
Gross profit	103.8	36.9	66.9	181.3	70.4	110.9
Selling, administrative and general expenses	41.0	(4.5)	45.5	80.2	(3.7)	83.9
Other income	2.9	2.6	0.3	3.5	3.0	0.5
Restructuring and asset impairment charges	20.9	19.1	1.8	22.6	5.6	17.0
Debt retirement expense	-	(1.6)	1.6	-	(66.5)	66.5
Interest expense	29.6	(1.2)	30.8	55.1	(0.4)	55.5
Interest income	2.8	-	2.8	2.8	(1.1)	3.9
Derivative financial instruments income	-	(2.7)	2.7	0.3	(2.5)	2.8
Income tax expense (benefit)	6.8	(7.3)	(0.5)	8.8	(28.9)	(20.1)
Equity in net income of investee companies	0.2	0.1	0.1	0.2	0.1	0.1
Minority interests (income)	(0.2)	(0.1)	(0.1)	(0.3)	-	(0.3)
Loss from discontinued operations	(0.8)	13.4	(14.2)	(4.6)	12.3	(16.9)
Cumulative effect of accounting changes,
net of income tax	-	-	-	(0.3)	(0.3)	-
Net income (loss)	$ 10.9*	$31.4*	$ (20.5)	$16.9*	$ 118.1*	$(101.2)

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in millions, except per kilo amounts)	2006	Increase/ (Decrease)	2005	2006	Increase/ (Decrease)	2005
Tobacco sales and other operating revenues:
Sales and other operating revenues	$587.3	$(19.6)	$606.9	$1,075.6	$67.4	$1,008.2
Kilos	177.1	(28.6)	205.7	323.1	(8.7)	331.8
Average price per kilo	$ 3.32	$ 0.37	$ 2.95	$ 3.33	$ 0.29	$ 3.04

Processing and other revenues	$ 6.3	$ -	$ 6.3	$ 11.5	$3.4	$ 8.1
Total sales and other operating revenues	$593.6	$ (19.6)	$613.2	$1,087.1	$70.8	$1,016.3
-31-

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Sales and other operating revenues decreased 3.2% from $613.2 million in 2005 to $593.6 million in 2006.  The $19.6 million decrease is the result of a 13.9% or 28.6 million kilo decrease in quantities sold offset by a 12.5% or $0.37 per kilo increase in average sales prices.  Revenues in the South America region increased $4.7 million as a result of a $0.53 per kilo increase in average sales prices primarily resulting from customer price increases due to the increased costs of the 2006 crop offset by a 15.0 million kilo decrease in quantities sold primarily related to decreased sales volumes and shipment of tobacco in the prior year second quarter delayed from the prior year first quarter.  Revenues in Other regions decreased $24.4 million as a result of a 13.6 million kilo decrease in quantities sold that was partially offset by a $0.16 per kilo increase in average sales prices.   The decrease in revenues is a result of the reduction in prior year low margin sales from Thailand and China, weather related conditions in Tanzania which caused delays in packing and shipping, decreased crop sizes in Zimbabwe and continued shipping delays in Malawi.  Average sales prices in the Other region increased overall by $0.16 per kilo as a result of the product mix in Asian origin sales combined with increases in U.S. average sales prices offset by decreased average sales prices in Africa resulting from the aforementioned conditions.  There was no change in Other region processing and other revenues.

Gross profit as a percentage of sales increased from 10.9% in 2005 to 17.5% in 2006.  Gross profit also increased $36.9 million or 55.2% from $66.9 million in 2005 to $103.8 million in 2006.  The increases in gross profit as well as the gross profit percentage are primarily attributable to two factors.  In the South America region, as disclosed throughout the prior year, gross profit in Brazil had been negatively impacted by the poor quality of the 2005 crop, the effect of the strength of the local currency against the U.S. dollar on prices paid to growers and related processing costs as well as increased costs from the absorption of local intrastate trade taxes resulting from a change in local laws.  In the first quarter, we entered into an agreement with the government of Rio Grande do Sul, the state in which our processing facilities in Brazil are located.  Per the agreement, we are able to transfer accumulated intrastate trade tax credits related to the 2005 crop instead of having to absorb those costs.  The impact of this agreement in the current quarter coupled with 2006 crop sales price increases resulted in an increase in gross profit. However, the increased gross profit in the South America region was negatively impacted by the quality of the 2006 crop and decreased demand.  The 2006 Brazilian crop was expected to be an average quality crop.  However, the quality declined significantly due to weather related growing conditions in the latter part of the season.  In addition, demand has declined as well.  As a result, the 2006 crop provision for grower bad debt increased.  This increase has also negatively impacted the current quarter gross profit and will continue to negatively impact gross profit in future quarters relative to 2006 crop sales.  Overall, the net impact on South American gross profit was an increase of approximately $29.7 million.  Second, purchase accounting adjustments on gross profit on sales of inventory acquired in the merger were reduced by $3.4 million from $3.7 million in 2005 compared to $0.3 million in 2006, primarily in the South America operating segment.  The nonrecurrence of these prior year purchase accounting inventory adjustments in the current year will continue to improve gross profit as well as gross profit percentages in future quarters.

Selling, administrative and general expenses decreased $4.5 million or 9.9% from $45.5 million in 2005 to $41.0 million in 2006.  The decrease is primarily due to decreased compensation costs combined with a significant reduction in insurance and travel expenses as a result of merger and integration related reductions and the deconsolidation of Zimbabwe.

Other Income of $2.9 million in 2006 is primarily related to the final collection of pre-1991 Gulf War Iraqi receivables written off in prior years by former DIMON and former Standard.  The $0.3 million in 2005 relates primarily to fixed asset sales.

Restructuring and asset impairment charges were $20.9 million in 2006 compared to $1.8 million in 2005.  The 2006 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe operations to zero as a result of the continuing political and economic strife as well as the further decline in crop size.  Other asset impairment charges of $4.6 million relate to assets in Thailand and Greece, primarily machinery and equipment.  The remaining $3.1 million in 2006 and the $1.8 million in 2005 costs relate primarily to employee severance and other integration related charges as a result of the merger.  See Notes 2 “Merger of Standard and DIMON” and 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $1.6 million in 2005 relates to one time costs of retiring DIMON debt as a result of the merger.  The costs for the three months ended September 30, 2005 are primarily related to tender premiums paid for the redemption of convertible subordinated debentures and other related costs.

Interest expense decreased $1.2 million from $30.8 million in 2005 to $29.6 million in 2006 primarily due to lower average borrowings partially offset by higher average rates.

Derivative financial instruments resulted in a benefit of $2.7 million in 2005. These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.
-32-

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (Continued)

Effective tax rates were an expense of 37.3% in 2006 and a benefit of 7.4% in 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  Due to significant separately stated items recorded in the six months ended September 30, 2006 and the rules for tax accounting for multiple jurisdictions found in FIN 18, the effective tax rate reported for the six months ended September 30, 2006 will change during the year.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 59.7% after absorption of discrete items.  The increase in the forecasted income tax rate from the quarter ended June 30, 2006 is due to impairment adjustments recorded in the second quarter for Zimbabwe, Greece and Thailand that do not generate tax benefits. During the quarter ended September 30, 2005, adjustments of $1.6 million related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the quarter ended September 30, 2005 from a benefit of 30.0% to 7.4%.

Losses from discontinued operations were $0.8 million in 2006 and $14.2 million in 2005.  The decrease of $13.4 million is due to a $12.0 million assessment with no tax benefit related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Italy by the Directorate General for Competition in 2005.  The remainder is attributable to the discontinuation of our non-tobacco, Italian and Mozambique operations as well as the wool operations of Standard.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005

Sales and other operating revenues increased 7.0% from $1,016.3 million in 2005 to $1,087.1 million in 2006 primarily as a result of the addition of Standard revenues for the entire period.  The $70.8 million increase is the result of a 9.5% or $0.29 per kilo increase in average sales prices partially offset by a 2.6% or 8.7 million kilo decrease in quantities sold.  Revenues in the South America region increased $42.2 million as a result of a $0.44 per kilo increase in average sales prices primarily resulting from customer price increases due to increased costs of the 2006 crop offset by a 9.5 million kilo decrease in quantities sold primarily related to the timing of prior year shipments that had been delayed.  Revenues in the Other region increased $25.2 million resulting from an increase in volumes of 0.8 million kilos and a $0.14 per kilo increase in average sales prices.  U.S. revenues in the Other region increased $45.3 million primarily as a result of an opportunistic sale.  The increase in U.S. revenues was offset by the impact of prior year low margin sales from Thailand and China, weather related conditions in Tanzania which caused delays in packing and shipping, decreased crop sizes in Zimbabwe and continued shipping delays in Malawi.  Average sales prices in the Other region increased $0.14 overall as a result of the product mix in Asian origin sales combined with increases in U.S. average sales prices offset by decreased average sales prices in Africa resulting from the aforementioned conditions.  Other region processing and other revenues increased $3.4 million primarily related to greater quantities of U.S. customer-owned tobacco processed.

Gross profit as a percentage of sales increased from 10.9% in 2005 to 16.7% in 2006.  Gross profit increased $70.4 million or 63.9% from $110.9 million in 2005 to $181.3 million in 2006.  The increase in gross profit as well as the increase in gross profit percentage are primarily attributable to two factors.  In the South America region, as disclosed throughout the prior year, gross profit in Brazil had been negatively impacted by the poor quality of the 2005 crop, the effect of the strength of the local currency against the U.S. dollar on prices paid to growers and related processing costs as well as increased costs from the absorption of local intrastate trade taxes resulting from a change in local laws.  During the current year, we entered into an agreement with the government of Rio Grande do Sul, the state in which our processing facilities in Brazil are located.  Per the agreement we are able to transfer accumulated intrastate trade tax credits related to the 2005 crop instead of having to absorb those costs.  As a result, intrastate trade taxes related to the 2005 crop of $19.2 million previously recorded as expense in fiscal 2006 have been reversed during the current year.  The impact of this agreement on current year sales coupled with 2006 crop sales price increases resulted in an additional increase in gross profit. Partially offsetting the increased gross profit in the South America operating segment is the impact of the quality of the 2006 crop and decreased demand.  The 2006 Brazilian crop was expected to be an average quality crop.  However, the quality declined significantly due to weather related growing conditions in the latter part of the season.  In addition, demand has declined as well.  As a result, the 2006 crop provision for grower bad debt has increased.  This increase has negatively impacted the current year gross profit and will continue to negatively impact gross profit in future quarters relative to 2006 crop sales.  Overall, the net impact on South American gross profit was an increase of approximately $60.8 million, including the impact of the intrastate trades taxes related to the 2005 crop that were reversed.  Second, purchase accounting adjustments on gross profit on sales of inventory acquired in the merger were reduced by $11.7 million from $13.1 million in 2005 compared to $1.4 million in 2006, primarily in the South America operating segment.  The nonrecurrence of these prior year purchase accounting inventory adjustments in the current year will continue to improve gross profit as well as gross profit percentages in future quarters.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Six Months Ended September 30, 2006 Compared to Six Months Ended September 30, 2005 (Continued)

Selling, administrative and general expenses decreased $3.7 million or 4.4% from $83.9 million in 2005 to $80.2 million in 2006.  The decrease is primarily due to decreased compensation costs combined with a significant reduction in insurance and travel expenses as a result of merger and integration related reductions and the deconsolidation of Zimbabwe.

Other Income of $3.5 million in 2006 is primarily related to the final collection of pre-1991 Gulf War Iraqi receivables written off in prior years by former DIMON and former Standard.  The $0.5 million in 2005 primarily relates to fixed asset sales.

Restructuring, asset impairment and integration charges were $22.6 million in 2006 compared to $17.0 million in 2005.  The 2006 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe operations to zero.  Other asset impairment charges of $4.5 million related to assets in Thailand and Greece, primarily machinery and equipment.  Asset impairment charges of $5.0 million in 2005 relate primarily to intangibles of the Indonesian dark air-cured operation.  The remaining $4.9 million of 2006 costs and the $12.0 million of 2005 costs relate primarily to employee severance and other integration related charges as a result of the merger.  See Notes 2 “Merger of Standard and DIMON” and 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $66.5 million in 2005 relates to one time costs of retiring DIMON debt as a result of the merger.  These costs include tender premiums paid for the redemption of senior notes and convertible subordinated debentures, the expense recognition of debt issuance costs associated with former DIMON debt instruments, termination of certain interest rate swap agreements and other related costs.

Interest expense decreased $0.4 million from $55.5 million in 2005 to $55.1 million in 2006 due to lower average borrowings offset by higher average rates.

Interest income decreased $1.1 million from $3.9 million in 2005 to $2.8 million in 2006 primarily due to the deconsolidation of Zimbabwe.

Derivative financial instruments resulted in a benefit of $0.3 million in 2006 and $2.8 million in 2005.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Effective tax rates were an expense of 29.3% in 2006 and a benefit of 19.2% in 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  Due to significant separately stated items recorded in the six months ended September 30, 2006 and the rules for tax accounting for multiple jurisdictions found in FIN 18, the effective tax rate reported for the six months ended September 30, 2006 will change during the year.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 59.7% after absorption of discrete items.  The increase in the forecasted income tax rate from the quarter ended June 30, 2006 is due to impairment adjustments recorded in the second quarter for Zimbabwe, Greece and Thailand that do not generate tax benefits.  For the six months ended September 30, 2006, the company recorded a specific event adjustment benefit of $1.7 million bringing the effective tax rate estimated for the six months ended September 30, 2006, of 70.3% to 59.7%.  This specific event adjustment benefit relates primarily to the reduction of tax rates in Turkey.  During the six months ended September 30, 2005, adjustments of $19.4 million related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the six months ended September 30, 2005 from a benefit of 37.0% to 19.2%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

Losses from discontinued operations were $4.6 million in 2006 and $16.9 million in 2005.  The decrease of $12.3 million is due to a $12.0 million assessment related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Italy by the Directorate General for Competition.  The remainder is attributable to the discontinuation of our non-tobacco, Italian and Mozambique operations as well as the wool operations of Standard.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

OUTLOOK AND OTHER INFORMATION:

We entered fiscal 2007 as a stronger company following our merger and last year’s considerable merger related restructuring charges and significant challenges posed by our industry operating environment. We continue to execute our merger integration according to plan and expect to complete the integration process and further refine our footprint in fiscal 2007. We remain focused on profit improvement and return on assets through a combination of improved pricing, cost reductions, efficiency improvements and on debt reduction through aggressive working capital management.

Alliance One International, Inc. and Subsidiaries

OUTLOOK AND OTHER INFORMATION: (Continued)

MERGER INTEGRATION

Merger integration remains in line with our strategic plan including over $50 million in cost savings realized in fiscal 2006 which we anticipate will increase to $115 million annually by fiscal 2007.  The review process is continuing and remaining one time cash costs to complete the integration are currently estimated at approximately $6 million to $8 million in 2007.  As part of the integration process to strengthen our core business overall, we have focused on achieving appropriate returns that support the strategic rational for our merger, including undertaking asset sales that will continue to have an important role in refining our footprint.  As announced in February, an agreement was reached to sell our Spanish production facilities.  This sale was concluded on August 1, 2006.  We previously disclosed that we had also entered into a non-binding letter of intent to sell our interest in the dark air-cured tobacco business, Compania General de Tabacos de Filipinas, S.A.  These negotiations are proceeding.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange losses in our statements of income of $2.1 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively.  For the six months ended September 30, 2006 and 2005, we have recognized an exchange loss of $0.2 million and an exchange gain of $4.1 million, respectively in our statements of income.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.  The weakening U.S. dollar against the real may continue to significantly impact translated results.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $2.8 million and $5.5 million for the three months and six months ended September 30, 2006, respectively.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Alliance One International, Inc. and Subsidiaries

Item 4. Controls and Procedures.

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

Cash Flow Reporting

Subsequent to the completion of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006 the Company identified classification errors included in the Condensed Statements of Consolidated Cash Flows in its June 30, 2006 Quarterly Report on Form 10-Q.  The details of the restatement are more fully described in Note 15 “Restatement” to the “Notes to Condensed Consolidated Financial Statements” in the Company’s June 30, 2006 Quarterly Report on Form 10-Q/A.  The Company believes this error resulted from insufficient review of the Condensed Statements of Consolidated Cash Flows to determine items are presented in accordance with accounting principles generally accepted in the United States of America.  Management has concluded that these control deficiencies in cash flow reporting constitute a material weakness in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB.  The PCAOB defines a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

          As noted above management identified a material weakness related to the preparation of the Condensed Statements of Consolidated Cash Flows which arose during the first quarter.  Specifically, there was insufficient review of the Condensed Statements of Consolidated Cash Flows.

In connection with the material weakness in internal controls over financial reporting, the Company has taken the following remedial measures:
• The Company has trained additional personnel to ensure the adequate preparation and review of quarterly cash flow statements.
• The Company has implemented new procedures, which provide more automation in the preparation of the cash flow statement and assists with the facilitation of the review.

          Other than the changes outlined above, there were no other changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

Part II. Other Information

Item 1. Legal Proceedings.

None.

Item 1A. Risk Factors.

No changes.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Alliance One International, Inc. and Subsidiaries

Part II. Other Information (Continued)

Item 4. Submission of Matters to a Vote of Security Holders.

( a )	An Annual Meeting of Shareholders was held on August 17, 2006.

( b )

The following directors were elected at the meeting: John M. Hines, Mark W. Kehaya, Gilbert L. Klemann, II and Martin R. Wade, III.  In addition the following directors remained in office after the meeting: Brian J. Harker, Nigel G. Howard, Joseph L. Lanier, Jr., William S. Sheridan, C. Richard Green, Jr., Robert E. Harrison, Albert C. Monk, III, B. Clyde Preslar and Norman A. Scher.

( c )	The following matters were voted upon at the meeting:

(1)

The election of four nominees for director to serve as directors until the expiration of their terms in 2009 or until their successors are elected and qualified.  Each nominee received the following votes:

	Nominee	Votes For	Votes Withheld
	John M. Hines	71,445,801	10,788,266
	Mark W. Kehaya	74,017,697	8,216,371
	Gilbert L. Klemann, II	68,089,409	14,144,658
	Martin R. Wade, III	74,005,331	8,228,737

(2)	Ratification of the selection of Deloitte & Touche as the Company’s independent auditors for the fiscal year ending March 31, 2007:

	Votes For	Votes Against	Abstain
	82,004,988	111,829	117,251

Item 5. Other Information.

None.

Item 6. Exhibits.

10.01

Third Agreement To Credit Agreement, dated as of November 8, 2006, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders (filed herewith).

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

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

10.01

Third Agreement To Credit Agreement, dated as of November 8, 2006, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders (filed herewith).

		40 - 45

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	46

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	47

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	48

