Form 10-Q
period 2006-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2007-02-08
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2006

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

As of January 31, 2007, the registrant had 95,667,000 shares outstanding of Common Stock (no par value), including 7,853,000 shares owned by a wholly-owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
Three and Nine Months Ended December 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
(in thousands, except per share amounts)
Sales and other operating revenues	$458,759	$515,070	$1,545,874	$1,531,376
Cost of goods and services sold	398,023	463,771	1,303,797	1,369,217

Gross profit	60,736	51,299	242,077	162,159
Selling, administrative and general expenses	38,671	40,131	118,903	124,033
Other income	1,461	375	4,982	862
Restructuring and asset impairment costs	5,545	13,366	28,099	30,329
Operating income (loss)	17,981	(1,823)	100,057	8,659

Debt retirement expense	-	-	-	66,474
Interest expense	26,543	28,186	81,687	83,686
Interest income	1,586	3,578	4,433	7,495
Derivative financial instruments income	-	1,239	290	4,023

Income (loss) before income taxes and other items	(6,976)	(25,192)	23,093	(129,983)
Income tax expense (benefit)	5,273	(1,782)	14,098	(21,871)
Equity in net income (loss) of investee companies	(63)	(27)	165	73
Minority interests (income)	463	138	116	(165)
Income (loss) from continuing operations	(12,775)	(23,575)	9,044	(107,874)

Income (loss) from discontinued operations, net of tax	(10,926)	709	(15,553)	(16,198)
Cumulative effect of accounting changes, net of income taxes	-	-	(252)	-
Net loss	$ (23,701)	$ (22,866)	$ (6,761)	$ (124,072)

Basic earnings (loss) per share
Net income (loss) from continuing operations	$(.15)	$(.28)	$ .10	$(1.36)
Income (loss) from discontinued operations	(.12)	.01	(.18)	(.20)
Net loss	$(.27)	$(.27)	$ (.08)	$(1.56)

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$ (.15)	$ (.28)	$ .10	$(1.36)
Income (loss) from discontinued operations	(.12)	.01	(.18)	(.20)
Net loss	$ (.27)	$ (.27)	$ (.08)	$(1.56)

Average number of shares outstanding
Basic	86,515	86,035	86,311	79,633
Diluted	86,515	86,035	86,311	79,633

Cash dividends per share	$.00	$.00	$.00	$ .105

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2006 (Unaudited)	December 31, 2005 (Unaudited)	March 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$ 25,816	$ 49,112	$ 25,985
Notes receivable	3,854	2,868	3,609
Trade receivables, net of allowances	230,708	248,536	320,865
Inventories
Tobacco	547,651	685,522	726,846
Other	35,215	44,455	45,294
Advances on purchases of tobacco	85,782	117,905	103,147
Current deferred and recoverable income taxes	36,954	14,697	39,560
Assets held for sale	9,775	19,141	19,955
Prepaid expenses and other assets	55,073	29,858	36,880
Assets of discontinued operations	24,355	68,287	46,056
Total current assets	1,055,183	1,280,381	1,368,197

Investments and other assets
Equity in net assets of investee companies	17,612	16,780	17,557
Other investments	2,661	4,839	27,206
Notes receivable	2,209	6,659	4,840
Other	96,673	71,285	86,764
	119,155	99,563	136,367

Goodwill and intangible assets
Goodwill	4,186	271,775	4,186
Customer relationship ($30,962 at Dec. 31, 2006; $32,647 at Dec. 31 2005; and $32,226 at March 31, 2006) and other	31,591	35,154	33,756
Pension asset	1,927	1,856	1,927
	37,704	308,785	39,869

Property, plant and equipment
Land	25,817	29,063	26,710
Buildings	183,737	227,986	184,950
Machinery and equipment	203,827	232,999	211,498
Allowances for depreciation	(149,940)	(156,293)	(136,023)
	263,441	333,755	287,135

Deferred taxes	59,622	84,360	51,666
Other deferred charges	16,771	22,176	20,890

	$1,551,876	$2,129,020	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)	December 31, 2006 (Unaudited)	December 31, 2005 (Unaudited)	March 31, 2006

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 189,044	$ 265,977	$ 299,930
Accounts payable
Trade	43,184	60,327	101,571
Officers and employees	9,654	4,421	7,491
Other	32,359	13,172	66,821
Advances from customers	128,385	154,990	226,413
Accrued expenses	45,818	84,841	68,265
Income taxes	23,439	10,249	22,176
Long-term debt current	100,728	22,349	28,091
Liabilities of discontinued operations	9,263	14,407	8,526
Total current liabilities	581,874	630,733	829,284

Long-term debt
Senior secured credit facility	201,186	393,375	318,500
Senior notes	325,157	325,157	325,157
Senior subordinated debentures	90,475	90,889	91,608
Other long term debt	13,076	4,137	9,229
	629,894	813,558	744,494

Deferred credits
Income taxes	8,712	17,116	7,405
Pension, postretirement and other	106,313	130,223	105,991
	115,025	147,339	113,396

Minority interest in subsidiaries	2,887	2,810	2,763

Commitments and contingencies	-	-	-

Stockholders’ equity	Dec. 31, 2006	Dec. 31, 2005	March 31, 2006
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,622	94,988	94,963	452,821	451,347	451,388
Unearned compensation – restricted stock				-	(3,898)	(3,134)
Retained earnings				(226,697)	102,613	(219,937)
Accumulated other comprehensive loss				(3,928)	(15,482)	(14,130)
				222,196	534,580	214,187
				$1,551,876	$2,129,020	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2006 and 2005 (Unaudited)

(in thousands)	December 31, 2006	December 31, 2005

Operating activities
Net loss	$(6,761)	$(124,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	15,553	16,198
Depreciation and amortization	27,663	32,908
Debt amortization in interest expense	4,754	3,734
Restructuring and asset impairment costs	15,888	19,871
Deferred items	(4,211)	(48,505)
Gain (loss) on foreign currency transactions	5,033	(3,370)
Changes in operating assets and liabilities	77,456	169,875
Net cash provided by operating activities of continuing operations	135,375	66,639
Net cash provided by operating activities of discontinued operations	6,658	8,534
Net cash provided by operating activities	142,033	75,173

Investing activities
Cash distributed in disposition of business	(5,204)	-
Cash received in acquisition of business	-	42,019
Purchase of property and equipment	(6,744)	(16,063)
Proceeds on sale of property and equipment	14,978	14,639
Payments received on notes receivable	4,567	8,039
Return of capital on cost method investments	10,276	-
Change in other investments and other assets	5,365	(2,918)
Net cash provided by investing activities of continuing operations	23,238	45,716
Net cash provided by investing activities of discontinued operations	227	884
Net cash provided by investing activities	23,465	46,600

Financing activities
Net change in short-term borrowings	(124,350)	(383,456)
Proceeds from long-term borrowings	144,552	946,545
Repayment of long-term borrowings	(185,381)	(623,715)
Debt issuance cost	(1,388)	(24,972)
Proceeds from sale of stock	642	744
Cash dividends paid to Alliance One International, Inc. stockholders	-	(9,921)
Net cash used by financing activities	(165,925)	(94,775)

Effect of exchange rate changes on cash	258	(7,014)

Increase (decrease) in cash and cash equivalents	(169)	19,984
Cash and cash equivalents at beginning of period	25,985	29,128

Cash and cash equivalents at end of period	$ 25,816	$ 49,112

Non-cash activity:
Common stock issued, including adjustment for options, in business acquisition	$ -	$ 264,368

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

Description of Business
The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco in the United States, Africa, Europe, South America and Asia.

Basis of Presentation

The Company was renamed Alliance One International, Inc. (Alliance One) concurrent with the merger of Standard Commercial Corporation (Standard) on May 13, 2005 with and into DIMON Incorporated.  Because the merger was completed after the close of the fiscal year ended March 31, 2005, the information contained in these condensed consolidated financial statements for the nine months ended December 31, 2005 includes the operations of Standard since May 13, 2005 and a full nine months of results of DIMON.  See Note 2 “Merger of Standard and DIMON” to the “Notes to Condensed Consolidated Financial Statements” for further information.

          The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates; all of which are owned 50% or less.

          As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with the Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  The Company is accounting for the investment on the cost method, as required under the accounting guidance, and has been reporting it in Cost Method Investments in the condensed consolidated balance sheet since March 31, 2006.  At December 31, 2006, the investment in the Zimbabwe operations had been written down to zero.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective for the Company as of April 1, 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.  See Note 10 “Contingencies” to the “Notes to Condensed Consolidated Financial Statements” for further discussion.

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

Alliance One International, Inc. and Subsidiaries

1.	BASIS OF PRESENTATION (Continued)

Accounting Pronouncements (Continued)

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

          On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  SFAS 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006.  The Company will adopt the balance sheet recognition provisions of SFAS 158 at March 31, 2007.  The adoption of FAS 158 is expected to increase stockholders' equity at March 31, 2007 by approximately $10,000. The Statement does not affect the Company’s results of operations.

          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the SEC (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. Based upon the Company’s assessment, it does not currently anticipate any adjustments resulting from the application of SAB 108.

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

          In fiscal 2006, the Company had established reserves for employee separation and operational exit costs related to the integration of certain Standard functions and operations into the Company.  Costs associated with these integration actions did not impact earnings and were recognized as a component of purchase accounting, resulting in an adjustment to goodwill.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further disclosure of the purchase accounting separation and exit costs.

Alliance One Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma information in the table below summarizes the combined results of operations of DIMON and Standard for the three months and nine months ended December 31, 2005 as if the companies were combined as of April 1, 2005.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the merger taken place at the beginning of each period or results of future periods.  The following information has not been adjusted to reflect any anticipated cost savings or operating efficiencies that may be realized as a result of the merger.

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
thousands except per share data	2005 (1)	2005 (1)
Revenues	$515,070	$1,605,525
Operating Income (Loss)	$ (1,823)	$ 6,163
Loss from continuing operations	$(23,575)	$ (111,680)
Income (Loss) from discontinued operations	$ 709	$ (16,230)
Net loss	$(22,866)	$ (127,910)
Basic loss per share
- from continuing operations	$ (0.28)	$(1.30)
- from discontinued operations	$ 0.01	$(0.19)
Basic loss per share	$ (0.27)	$(1.49)

(1) Merger related debt retirement expenses were $0 and $66,474 and restructuring, impairment and integration charges were $15,163 and $32,737 for the three months and nine months, respectively.
-9-

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

As a result of the merger, the Company developed a detailed preliminary integration plan as of the closing of the merger with Standard that addressed each origin and functional area.  Through the use of regional integration teams, assessments were made of each of DIMON’s and Standard’s processing facilities around the world as well as identification of countries in which there may be duplicative facilities and/or excess capacity.  The plan also reviewed origin and corporate offices.  As a result of these closures and redundancies, the plan also included a significant reduction in the global workforce.  Subsequent to the acquisition of Standard, the Company has continued assessing relevant information obtained as it relates to markets and customers that were not available prior to the merger which has resulted in modifications to the preliminary integration plan.  The integration plan specifically identifies all significant actions to be taken to complete the plan, activities of the acquired company that will not be continued, including the method of disposition and location of those activities, and the plan’s expected date of completion.  Actions required by the plan were initiated immediately and throughout fiscal 2006 and are continuing in fiscal 2007.

         Employee related severance costs in fiscal 2006 totaled $30,944.  Severance and other cash charges for fiscal 2006 totaled $43,805.  Payments of $31,026 were made in fiscal 2006 with the remaining $13,644 to be paid in fiscal 2007. During the nine months ended December 31, 2006, additional restructuring costs of $9,367 were recorded primarily related to additional employee related severance costs which will substantially all be paid in fiscal 2007.  Employee related severance costs and other charges between $2,000 and $3,000 are expected to be incurred during the remainder of fiscal 2007 due to ongoing restructuring and integration plans.

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

The following table summarizes the restructuring and assets impairment costs recorded during the three months and nine months ended December 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Restructuring and Asset Impairment Costs
Employee separation and other cash charges:
Beginning balance*	$ 6,390	$ 4,127	$13,644	$ 865
Period charges:
Severance charges	3,266	2,329	7,738	10,890
Spain operation sale	409	2,000	493	2,000
Other cash charges	807	126	1,136	3,563
Total employee separation and other cash charges	4,482	4,455	9,367	16,453
Payments through December 31	(6,033)	(2,251)	(18,172)	(10,987)
Ending balance December 31	$ 4,839	$ 6,331	$ 4,839	$ 6,331

Asset impairments and other non-cash charges:
SFAS No. 144 assets impairment – tobacco operations:
Spanish operations asset impairment	$ -	$ 1,241	$ -	$ 1,241
CdF operations asset impairment	-	7,291	-	11,839
Greece machinery and equipment impairment	-	-	3,166	-
Thailand asset impairment	-	-	1,333	-
Other asset impairment charges	1,063	379	987	796
Deconsolidated Zimbabwe cost investments	-	-	13,246	-
Total asset impairments and other non-cash charges	$ 1,063	$8,911	$18,732	$ 13,876

Total restructuring and asset impairment charges for the period	$ 5,545	$13,366	$28,099	$ 30,329

*	Beginning balance represents March 31, 2006 ending balances for former DIMON employees of $6,027 and former Standard Commercial Corporation employees of $7,617.

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2005	2005
Purchase Accounting Adjustments to Goodwill
Employee separation and other cash charges:
Beginning balance	$ 9,953	$ -
Period Charges:
Severance charges	(3,783)	14,434
Spanish tobacco obligation operation	3,800	3,800
Other cash charges	221	909
Total employee separation and other cash charges	238	19,143
Payments through December 31	(3,783)	(12,735)
Ending balance December 31	$ 6,408	$ 6,408

Spanish tobacco operations assets impairment	$ 3,498	$ 3,498

Total severance and exit activity charges for the period	$ 3,736	$22,641

-11-

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

Sale of Spanish tobacco operations

On February 1, 2006, the Company entered into agreement to sell 100% of the stock of Agroexpansion, S.A., its former DIMON operation, and World Wide Tobacco España,, S.A. (WWTE), its former Standard operation. In connection with the decision to close the operations, the Company reviewed its fixed assets for impairment.  In the third and fourth quarters of fiscal 2006, the Company recorded asset impairment and restructuring costs of $10,576.  Of this amount, the Company recognized $3,241 in earnings and an adjustment related to the former Standard operations of $7,335 as an adjustment to the purchase price of the merger at March 31, 2006 in connection with the pending sale. The Company completed the sale of Agroexpansion and WWTE on August 1, 2006. Additional restructuring charges of $493 were recorded during the nine months ended December 31, 2006, to complete the transaction.

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

          Current economic and political conditions have continued to decline in fiscal 2007 as inflation, lending rates and investment rates have deteriorated.  General farming operations are being negatively impacted by the lack of foreign exchange to buy crop inputs and fuel.  The crop size in Zimbabwe also continues to decline.  Due to these continually declining conditions, the Company decided to reevaluate the Zimbabwe operational structure.  As a result, several significant operational changes were made including the closure of the Zimbabwe processing factory, outsourcing the 2006 crop tobacco processing and a significant reduction in permanent personnel.

          Based on events discussed above, the Company evaluated the fair value of the Zimbabwe operations and determined that the net investment in the Zimbabwe operations exceeded the estimated fair value.  The Company recorded an additional non-cash impairment charge of $13,246 during fiscal 2007 to write down the net investment in the Zimbabwe operations to zero.

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

          As a result, the Company conducted a review of the fair value of the Thai assets held for sale.  An asset impairment charge of $1,333 related to land and buildings was recorded during the three months ended September 30, 2006.  The sale of the land and buildings was completed in December 2006.  Additional costs of $229 were incurred to complete the transaction.

-12-

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

SFAS No. 144 – Asset Impairment (Continued)

Greece – Asset Impairment

As a result of the partial and pending full closure of Greek operations, the Company tested the long-lived assets for impairment in accordance with SFAS No. 144.  During the nine months ended December 31, 2006, the Company recorded an asset impairment charge of $3,166 related to machinery and equipment.

Assets Held for Sale

As of December 31, 2006, assets of $9,775 were actively marketed and classified in the Company’s balance sheet as assets held for sale.  The Company evaluated the criteria of SFAS No. 144 and concluded that these assets qualify as assets held for sale.  In accordance with SFAS No. 144, the Company recorded the assets held for sale at the lower of carrying amount or fair value less costs to sell.  These assets were primarily production and administrative facilities that had become redundant as a result of the merger.  The Company reclassified assets totaling $2,238 from assets held for sale to property, plant and equipment due to changes to the plan to sell the assets.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and nine months ended December 31, 2006 and 2005.

-13-

Alliance One International, Inc. and Subsidiaries

4.	GOODWILL AND INTANGIBLES

Goodwill and Intangible Asset Rollforward:

	Goodwill			Amortizable Intangibles
	South America Segment	Other Regions Segment	Total	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
Weighted average remaining
useful life in years
as of March 31, 2006				19	2
March 31, 2005 balance:
Gross carrying amount	$151,772	$ -	$151,772	$ -	$ 19,662	$171,434
Accumulated amortization	-	-	-	-	(10,952)	(10,952)
Net March 31, 2005	151,772	-	151,772	-	8,710	160,482
Purchase goodwill and intangibles	36,267	98,589	134,856	-	-	134,856
Amortization expense	-	-	-	-	(744)	(744)
Asset impairment	-	-	-	-	(4,548)	(4,548)
Net June 30, 2005	188,039	98,589	286,628	-	3,418	290,046
Purchase goodwill and intangibles	(6,121)	(16,648)	(22,769)	33,700	-	10,931
Amortization expense	-	-	-	(632)	(463)	(1,095)
Net September 30, 2005	181,918	81,941	263,859	33,068	2,955	299,882
Purchase goodwill and intangibles	2,129	5,787	7,916	-	-	7,916
Amortization expense	-	-	-	(421)	(448)	(869)
Net December 31, 2005	184,047	87,728	271,775	32,647	2,507	306,929
Purchase goodwill and intangibles	(2,873)	(7,800)	(10,673)	-	-	(10,673)
Amortization expense	-	-	-	(421)	(414)	(835)
Asset impairment	(181,174)	(75,742)	(256,916)	-	(563)	(257,479)
Net March 31, 2006	-	4,186	4,186	32,226	1,530	37,942
Amortization expense	-	-	-	(421)	(399)	(820)
Net June 30, 2006	-	4,186	4,186	31,805	1,131	37,122
Amortization expense	-	-	-	(422)	(264)	(686)
Net September 30, 2006	-	4,186	4,186	31,383	867	36,436
Amortization expense	-	-	-	(421)	(238)	(659)
Net December 31, 2006	$ -	$ 4,186	$ 4,186	$30,962	$ 629	$ 35,777

Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
For year ended 2007	$ 1,685	$ 1,144	$ 2,829
For year ended 2008	$ 1,685	$ 386	$ 2,071
For year ended 2009	$ 1,685	-	$ 1,685
For year ended 2010	$ 1,685	-	$ 1,685
For year ended 2011	$ 1,685	-	$ 1,685
Later years	$ 23,801	-	$ 23,801
	$ 32,226	$ 1,530	$ 33,756
-14-

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Each operation that has been identified as discontinued is presented separately following the summary of discontinued operations.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales and other revenues	$ 4,528	$19,092	$ 10,045	$ 44,335
Income (loss) from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$(11,095)	$ (809)	$(13,488)	$(18,016)
Income tax benefit (expense)	169	1,518	(2,065)	1,818
Income (loss) from discontinued operations, net of tax	$(10,926)	$ 709	$(15,553)	$(16,198)

	December 31,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Cash	$ -	$ 5,036	$ 1,352
Trade receivables, net of allowances	1,631	16,069	9,925
Inventory and advances	17,543	34,694	23,396
Net property, plant and equipment	4,974	8,230	7,174
Other assets	207	4,258	4,209
Total assets of discontinued operations	$24,355	$68,287	$46,056

	December 31,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 2,014	$ 8,915	$ 2,625
Advances from customers	5,263	401	156
Accrued expenses	1,986	5,091	5,745
Total liabilities of discontinued operations	$ 9,263	$ 14,407	$ 8,526

Discontinued Italian Operations, Other Regions Segment

On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all of its former DIMON Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.  As a result of the merger on May 13, 2005, the remaining net assets of the discontinued Italian operations of Standard were acquired.  The Company has completed the sale of the Italian operations.  The collection of the accounts receivable and the liquidation of the inventory not acquired by the purchaser are continuing.

          Due to the unexpected delays in selling the Italian tobacco and to take advantage of an opportunity to accelerate the disposition of the remaining Italian inventory, the Company has been negotiating the sale of the remaining Italian tobacco inventory.  The Company recorded a charge to inventory totaling $5,600 during the three months ended December 31, 2006 to adjust the cost of inventory to the sales price being considered as part of this bulk sale transaction.  Additionally, the Company updated their evaluation of the collectibility of the accounts receivable and recorded an additional allowance of $3,650 during the three months ended December 31, 2006.

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company and the related interest expense, are reported as discontinued operations. Sales and operating losses for the three months and nine months ended December 31, 2006 and 2005 are presented below.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales and other revenues	$ 1,001	$ 6,295	$ 3,978	$ 20,880
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (10,891)	$ (298)	$(13,460)	$ (14,333)
Income tax benefit	150	-	60	-
Loss from discontinued operations, net of tax	$ (10,741)	$ (298)	$(13,400)	$ (14,333)

-15-

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

	December 31,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 1,572	$ 10,206	$ 8,557
Inventory and advances	11,880	21,197	20,325
Other assets	195	351	280
Total assets of discontinued operations	$13,647	$ 31,754	$29,162

	December 31,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 1,721	$ 1,896	$1,624
Advances from customers	32	103	156
Accrued expenses	1,123	892	1,348
Total liabilities of discontinued operations	$ 2,876	$ 2,891	$3,128

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

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company, are reported as discontinued operations. This information is summarized for the appropriate fiscal periods as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales and other revenues	$ -	$ -	$ -	$ -
Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ 3	$ (438)	$(734)	$ (880)
Income tax expense	-	-	-	-
Income (loss) from discontinued operations, net of tax	$ 3	$ (438)	$(734)	$ (880)

	December 31,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Cash	$ -	$ 5,036	$ 1,352
Trade receivables, net of allowances	-	1,526	556
Net property, plant and equipment	4,299	4,737	4,830
Other assets	-	3,450	3,450
Total assets of discontinued operations	$4,299	$14,749	$10,188

	December 31,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ -	$ 326	$ 96
Accrued expenses	-	3,340	2,603
Total liabilities of discontinued operations	$ -	$3,666	$2,699

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

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

Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales and other revenues	$ 3,527	$ 12,662	$6,062	$ 23,133

Loss from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ (207)	$ 2,079	$ 664	$ 141
Income tax benefit	19	800	19	800
Income (loss) from discontinued operations, net of tax	$ (188)	$ 2,879	$ 683	$ 941

	December 31,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 59	$ 4,288	$ 792
Inventory and advances	5,663	13,497	3,071
Net property, plant and equipment	675	2,393	1,244
Other assets	12	28	54
Total assets of discontinued operations	$ 6,409	$20,206	$5,161

	December 31,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 293	$ 6,010	$ 187
Advances from customers	5,231	298	-
Accrued expenses	863	709	1,683
Total liabilities of discontinued operations	$ 6,387	$ 7,017	$1,870

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

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales and other revenues	$ -	$ 135	$ 5	$ 322

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ -	$ (2,152)	$ 42	$ (2,944)
Income tax benefit (expense)	-	718	(2,144)	1,018
Loss from discontinued operations, net of tax	$ -	$ (1,434)	$(2,102)	$ (1,926)

	December 31,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ -	$ 49	$ 20
Net property, plant and equipment	-	1,100	1,100
Other assets	-	429	425
Total assets of discontinued operations	$ -	$ 1,578	$1,545

	December 31,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ -	$ 683	$ 718
Accrued expenses	-	150	111
Total liabilities of discontinued operations	$ -	$ 833	$ 829

6.	SEGMENT INFORMATION

The Company purchases, processes, sells and stores leaf tobacco.  Tobacco is purchased in more than 45 countries and shipped to more than 90 countries.  The sales, logistics and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to our major customers.  Within certain quality and grade constraints, tobacco is fungible and, subject to these constraints, customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.  The Company’s internal review is conducted by regions and those regions must be evaluated to determine that they possess similar economic characteristics.  Due to the growth and significance of the South American region to the Company’s performance, the Company has determined it has two segments, South America and Other.

          The Company’s operations are seasonal.  Therefore, the individual and combined segment results of operations for the three months and nine months ended December 31, 2006 are not necessarily indicative of the results to be expected for the year ending March 31, 2007.  Historically, the first two fiscal quarters ending September 30 are the strongest performance periods for the South America segment.

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

-18-

Alliance One International, Inc. and Subsidiaries

6.	SEGMENT INFORMATION (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales and other operating revenues:
South America	$ 69,886	$ 134,507	$ 663,942	$ 686,468
Other regions	388,873	380,563	881,932	844,908
Total revenue	$ 458,759	$ 515,070	$ 1,545,874	$1,531,376

Operating income (loss):
South America	$ (5,389)	$ (1,195)	$ 75,128	$ 11,701
Other regions	23,370	(628)	24,929	(3,042)
Total operating income (loss)	17,981	(1,823)	100,057	8,659
Debt retirement expense	-	-	-	66,474
Interest expense	26,543	28,186	81,687	83,686
Interest income	1,586	3,578	4,433	7,495
Derivative financial instruments income	-	1,239	290	4,023
Income (loss) before income taxes and
other items	$ (6,976)	$ (25,192)	$ 23,093	$ (129,983)

Analysis of Segment Assets	December 31, 2006	December 31, 2005	March 31, 2006
Segment assets:
South America	$ 554,079	$ 732,405	$ 652,004
Other regions	997,797	1,396,615	1,252,120
Total assets	$1,551,876	$2,129,020	$1,904,124

7.	EARNINGS (LOSS) PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly-owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at December 31, 2006.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

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

          For the three months and nine months ended December 31, 2005, the computation of diluted earnings per share did not assume the conversion of the convertible subordinated debentures at the beginning of the period because the inclusion would have been antidilutive. For the three months and nine months ended December 31, 2006 and 2005, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.

-19-

Alliance One International, Inc. and Subsidiaries

8.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net loss	$(23,701)	$(22,866)	$(6,761)	$(124,072)
Equity currency conversion adjustment	3,736	(1,688)	10,202	(8,015)
Derivative financial instruments, net of tax of
$(11) in 2005	-	(20)	-	-
Total comprehensive income (loss)	$(19,965)	$(24,574)	$ 3,441	$(132,087)

9.	STOCK-BASED COMPENSATION

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

For the three months and nine months ended December 31, 2006, compensation expense for stock-based compensation plans was $1,158 and $3,401.

          The Company currently has three types of stock based compensation awards:  Stock Options, Stock Options with Stock Appreciation Rights, and Restricted Stock. These various types of grants are made in accordance with the Alliance One International, Inc. 2003 Incentive Plan (the Plan) which was approved by shareholders of the Company in November 2003.  This plan authorizes the issuance of the various stock based compensation awards to any employee of the Company or any subsidiary and any member of the Board that the Executive Compensation Committee determines has contributed to the profits or growth of the Company or its affiliates.  The Plan amended previous plans dating back to 1995.  Under this plan and predecessor plans, 6,466 share based compensation awards have been authorized of which 3,685 options and 799 shares of restricted stock are outstanding and 1,767 shares are available for future awards.  Shares issued under the Plan are new shares which have been authorized and designated for award under the Plan.  In addition to the restricted shares outstanding above, 217 restricted shares remain outstanding under an approved plan of the former Standard Commercial Corporation.  The individual awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest at the end of three years or ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 477 stock options granted during the nine months ended December 31, 2006 and 532 stock options granted during the nine months ended December 31, 2005.

The following assumptions were used to determine the fair value of options issued in 2006:

Grant Price	$3.94
Exercise Price	$3.94
Expected Life in Years	6.25
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	4.83%

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,283	7.55	5.49	(11,137)
Granted	477	3.94	10.00	(0)
Exercised	(368)	4.49	5.19	(600)
Forfeited	(343)	7.70	5.44	(1,194)
Cancelled	(364)	14.77	0	(3,560)
Outstanding at December 31, 2006	3,685	6.67	5.93	1,453
Exercisable at December 31, 2006	2,507	7.59	4.60	(1,333)

          The intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The closing price will be subject to the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  Cash received from the exercise of options for the three months and nine months ended December 31, 2006 was $1,051 and $1,211, respectively.  As of December 31, 2006, there was $1,526 of remaining unamortized stock-based compensation related to unvested options which will be expensed over the remaining service period through July 2010.

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

Options with Attached SARs	Shares	Weighted Average Fair Value
Outstanding at April 1, 2006	520	$435
Exercised	(4)	$(6)
Expired	(88)	$0
Forfeited	(92)	$(61)
Outstanding at December 31, 2006	336	$478
Exercisable at December 31, 2006	204	$263

          As of December 31, 2006, there was $46 of remaining unearned compensation expense related to stock options with attached SARs which will be expensed over the remaining service period through October 2007.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized expense of $325 and $0 for the three months and $227 and $(138) for the nine months ended December 31, 2006 and 2005 related to stock options with attached SARs.

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

Assumptions to used to determine the fair value of SARs as of December 31, 2006 included the following assumptions:

Stock Price	$7.06
Exercise Price	$6.54
Expected Life in Years	1.9
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	4.88%

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

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2006	1,068	5.56
Granted	366	3.94
Vested	(400)	6.07
Forfeited	(18)	5.51
Restricted at December 31, 2006	1,016	4.77

          As of December 31, 2006, there was $2,081 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through July 2009.  Expense recognized due to the vesting of restricted stock awards was $608 and $922 for the three months and $2,419 and $2,192 for the nine months ended December 31, 2006 and 2005, respectively.

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the three months and nine months ended December 31, 2005.

	Three Months	Nine Months
	Ended	Ended
thousands except per share data	December 31, 2005	December 31, 2005
Net loss, as reported	$(22,866)	$(124,072)
Add: Stock-based employee compensation expense (income) included in reported net loss net of related tax effects	-	(73)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of deferred tax effects	(136)	(376)
Pro forma net loss	$(23,002)	$(124,521)

Loss per share
Basic – as reported	$ (.27)	$ (1.56)
Basic – pro forma	(.27)	(1.56)
Diluted – as reported	$ (.27)	$ (1.56)
Diluted – pro forma	(.27)	(1.56)

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES

Tax

During June 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 related to disallowance of local currency foreign exchange losses on U.S. dollar funding.  In March 2005, the Taxpayer’s Council dismissed the assessment relating to the disallowance of local currency foreign exchange losses.  The remaining $14,914 related to disallowance of other sales related expenses.  As of December 31, 2006, this amount is valued at $20,755 due to the devaluation of the U.S. dollar to the Brazilian real.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has strong defenses to these adjustments.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of December 31, 2006, total estimated tax, penalties and interest relating to still unresolved issues is $1,262.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially extend over many years.  Through March 2005, the Company has utilized $20,377 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized, and it has been recorded as deferred revenue, because the Company has been unable to predict whether the Brazilian Government will require payment of amounts offset.  In January 2005, the Company received a Judicial Order to suspend the IPI compensation.  An appeal was filed and the Company received notification from the tax authorities in March 2005 to present all documentation pertaining to the IPI credit bonus.  On April 24, 2006, the Company received an assessment of $26,600 for federal income taxes in 2005 that were offset by the IPI credit bonus.  As of December 31, 2006, this amount is valued at $27,204 due to devaluation of the U.S. dollar to the Brazilian real. The Company has appealed the assessment and believes it has properly utilized the IPI credit bonus.

          In 1998, a tax law was issued in which the taxable basis for PIS/Cofins taxes in Brazil was increased. PIS and Cofins are taxes paid on sales revenues. The tax law issued in 1998 increased the basis of calculation to include other revenues such as interest income.  The constitutionality of the increase of the tax basis was challenged and on November 10, 2005, the Brazilian Supreme Court declared the increase of the tax basis unconstitutional.  Based on this decision, the Company reversed the PIS/Cofins tax expense amount of $ 3,933 during the third quarter of fiscal 2006.  In November 2006, the Supreme Court in Brazil rendered a specific decision in favor of the Company.  The Company began the administrative process of requesting the release of the escrow deposits, including unrecognized interest income of approximately $3,065, in December 2006.  The Company expects to receive total funds of approximately $7,000 during the fourth quarter of fiscal 2007 and recognize the related interest income.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, as of December 31, 2006 is equivalent to approximately $4,903 for federal corporate income tax and $2,758 for local trade income tax, without interest accrued.  On January 2, 2007, the Company received notice of the decision rendered by the Fiscal Tax Court.  The Court decided in favor of the tax authorities and denied the Company’s request for appeal.  The Company believes it has grounds for appeal against this decision and it is now preparing an application to appeal.  The total tax assessed by the German tax authorities, including interest to date, was €7,608 or $10,005 as of December 31, 2006.  The Company has increased the previous reserve against this contingent exposure by an additional $7,111, bringing it from $2,894 to $10,005 as of December 31, 2006.

          In September 2002 and in January 2004, the Company’s Tanzanian operations received assessments for income taxes equivalent to approximately $1,515 and $4,785, respectively as of December 31, 2006.  In September 2005, additional assessments for 2001, 2002, 2003 and 2004 were received.  The assessments for 2001, 2002 and 2003 reduce tax loss carryovers equivalent to $8,525 as of December 31, 2006.  The 2004 assessment carries a tax equivalent to $1,667 as of December 31, 2006.  The Company has filed protests and appeals and is currently awaiting replies.

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

Tax (Continued)

          In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  In December 2006, one third of the assessment was reduced.  The remaining issues are still being discussed.  The Company is contesting these assessments and has established a reserve of $239 for the VAT component of the assessment.

          On August 28, 2006, the Company's South Africa shipping office received an assessment from the South Africa Revenue Service (SARS) for approximately 40,500 Rand (equivalent to $5,400).  The assessments, at that time, had no explanations.  Due to devaluation of the US$ against the Rand, as of December 31, 2006, the US dollar equivalent value of the assessment was $5,785.  On January 31, 2007, the company received the SARS report explaining the assessment.  Upon reviewing the SARS report it is clear the assessment has been based on an inaccurate analysis of the business and contains significant internal mathematical mistakes.  The Company has assembled a team to appeal the assessments and is preparing its response.  Under current South Africa law, the Company may be required to deposit the taxes to continue its appeal.  As of December 31, 2006, the Company has received a deferral of such payment and is currently negotiating to extend that deferral.  There is currently no provision set up for this issue.

          While the Company believes it has properly reported its income and provided for taxes in Brazil, Germany, Serbia, South Africa and Tanzania in accordance with applicable laws, the final resolution of the proposed adjustments is uncertain and involves unsettled areas of the law.  The Company has evaluated each issue described above, based on currently available information, and has provided for the probable liability associated with these matters. While the resolution of these issues may result in tax liabilities that may differ from the specific accruals established for the matters, the Company currently believes that the resolution will not have a material adverse effect on its financial position or liquidity. However, an unfavorable resolution could have a material adverse effect on its results of operations or cash flows in the quarter and year in which an adjustment is recorded or the tax is due or paid. As the Company is no further than the initial stages of the appeals process for any of the above matters, the timing of the ultimate resolution and any payments that may be required for the above matters cannot be determined at this time.

          In June 2006, the Financial Accounting Standards Board issued FIN 48.  This interpretation requires the Company to establish reserves for Uncertain Tax Positions if it is not more than likely that the Company will prevail on the merits if audited and challenged.  This interpretation will be applicable for the Company beginning April 1, 2007.   The effect of this interpretation is being reviewed and it could have a material impact on the Company because the Company does business in countries that do not have clear tax rules concerning transfer pricing and other tax matters.  This lack of clarity in the tax rules creates uncertainty which cannot be easily analyzed or predicted.  Additionally, the Company may have tax presence liabilities that could give rise to accruals under FIN 48 that will never reverse.

Other

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

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

Other (Continued)

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

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At December 31, 2006, the Company was guarantor of an amount not to exceed $309,152 with $279,376 outstanding under these guarantees.  The majority of the current outstanding guarantees expire within the respective annual crop cycle.  The Company considers the risk of significant loss under these guarantees and other contingencies to be remote and the accrual recorded for exposure under them was not material at December 31, 2006.

11.	REFINANCING OF DEBT ARRANGMENTS

Senior Secured Credit Facility

On May 13, 2005 we entered into a $650,000 senior secured credit facility with a syndicate of banks consisting of:
• a three-year $300,000 revolver, which accrues interest at a rate of LIBOR plus a margin of 3.25%;
• a three-year $150,000 term loan A, which accrues interest at an annual rate equal to LIBOR plus 3.25%; and
• a five-year $200,000 term loan B, which accrues interest at an annual rate equal to LIBOR plus 3.50%.

Borrowers and Guarantors.  One of our primary foreign holding companies, Intabex Netherlands, B.V. (Intabex), is co-borrower under the revolving credit line, and our portion of the borrowings under that line are limited to $150,000 outstanding at any one time.  Intabex is the sole borrower under each of the term loans.  One of our primary foreign trading companies, Alliance One International AG (AOIAG), is a guarantor of Intabex’s obligations under the new senior secured credit facility.  Such obligations are also guaranteed by us and all of our present or future material direct or indirect domestic subsidiaries.

Collateral. Our borrowings under the senior secured credit facility are secured by a first priority pledge of:

• 100% of the capital stock of any material domestic subsidiaries;
• 65% of the capital stock of any material first tier foreign subsidiaries, or of its domestic subsidiaries;
• Intercompany notes evidencing loans or advances we make to subsidiaries that are not guarantors; and

•      U.S. accounts receivable and U.S. inventory owned by us or our material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances).

          In addition, Intabex’s borrowings under the senior secured credit facility are secured by a pledge of 100% of the capital stock of Intabex, AOIAG, and certain of our and Intabex’s material foreign subsidiaries.

Financial Covenants. The senior secured credit facility includes certain financial covenants and requires us to maintain certain financial ratios, including:

• a minimum consolidated interest coverage ratio of 1.50 to 1.00 as of December 31, 2006, escalating to 1.55 as of March 31, then 1.70 to 1.00 beginning April 1, 2007;
• a maximum consolidated leverage ratio of 6.75 to 1.00 as of December 31, 2006, changing to 6.25 as of March 31, then 6.00 to 1.00 beginning April 1, 2007;
• a maximum consolidated total senior debt to borrowing base ratio of .900 to 1.00; and
• a maximum amount of annual capital expenditures of $40,000.

The senior secured credit facility also contains certain restrictions on additional indebtedness, guarantees, liens and asset sales.
-25-

Alliance One International, Inc. and Subsidiaries

11.	REFINANCING OF DEBT ARRANGMENTS (Continued)

          We continuously monitor our compliance with these covenants and we are not in default as of, or for the quarter ended, December 31, 2006.  If we were in default and were unable to obtain the necessary amendments or waivers under our senior secured credit facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the senior secured credit facility would result in a cross default under the indentures governing our senior notes and senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under our senior secured credit facility would have a material adverse effect on our liquidity and financial condition.

Amendments.  From time to time, we enter into various amendments and or waivers under the agreement governing our senior secured credit facility seeking specific modification to covenants or other provisions relating to changes in the normal course of business, special one time occurrences, financial performance or other unforeseeable events.  We have entered into four such amendments since May 13, 2005.  Effective November 8, 2006, we entered into the third amendment to the senior secured credit facility to increased our maximum permitted uncommitted inventory from $115,000 to $150,000.  This amendment also provides for delivery of certain modified internal monthly financial information within 45 days (rather than 15 days) after the end of each month.  See Note 16 “Subsequent Event – Amendment 4 to Senior Secured Credit Facility” in the “Notes to Condensed Consolidated Financial Statements” for further information.

Senior Notes

Also, on May 13, 2005, we issued $315,000 of 11% senior notes due 2012.  The indenture governing the senior notes contain certain covenants that, among other things, limit our ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of our assets; grant liens on our assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to us by our subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with our affiliates; and enter into certain sale and leaseback transactions.

Senior Subordinated Notes

Also, on May 13, 2005, we issued $100,000 of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indenture governing the senior notes.

12.	DERIVATIVE FINANCIAL INSTRUMENTS

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  As of June 30, 2006, all instruments of this type had been terminated.  SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments historically have caused substantial volatility in the Company’s reported earnings.  For the three months ended December 31, 2006 and 2005, the Company recognized non-cash income before income taxes of $0 and $1,239, respectively from the change in fair value of these derivative financial instruments.  For the nine months ended December 31, 2006 and 2005, the Company recognized non-cash income before income taxes of $290 and $4,023, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Long-Term Liabilities - Compensation and Other.

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs. Some of these contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the three months ended December 31, 2006 and 2005, income of $1,628 and $0, respectively, has been recorded in cost of goods and services sold.  For the nine months ended December 31, 2006 and 2005, income of $6,124 and $0 respectively, has been recorded in cost of goods and services sold.

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

          The fair value estimates presented herein are based on quoted market prices.  There were no fair value hedges during the three months or nine months ended December 31, 2006.  During the three months ended December 31, 2005, accumulated other comprehensive income decreased by $20, net of deferred taxes of $11 due to the reclassification into earnings, primarily as cost of goods and services sold, as transactions were fulfilled.  For the nine months ended December 31, 2005, there was no change in accumulated other comprehensive income as all transactions entered into in 2005 were fulfilled.

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

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Service cost	$ 873	$1,662	$ 2,618	$4,490
Interest expense	1,984	2,121	5,952	5,899
Expected return on plan assets	(1,630)	(1,616)	(4,890)	(4,448)
Amortization of prior service cost	491	689	1,473	1,818
Effect of settlement/curtailment costs	318	3	318	(147)
Termination Charge	-	-	-	167
Actuarial loss	148	28	445	82
Net periodic pension cost	$ 2,184	$2,887	$ 5,916	$7,861

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  During the nine months ended December 31, 2006, contributions of $4,190 were made to pension plans for fiscal 2007.  Additional contributions to pension plans of approximately $1,122 are expected during the rest of fiscal 2007.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Alliance One International, Inc. and Subsidiaries

13.	PENSION AND POSTRETIREMENT BENEFITS (Continued)

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of December 31, 2006, contributions of $639 were made to the plan for fiscal 2007.  Additional contributions of $213 to the plan are expected during the rest of fiscal 2007.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2006	2005	2006	2005
Service cost	$ 22	$ 124	$ 66	$ 410
Interest expense	132	359	396	1,143
Expected return on plan assets	-	(2)	-	(5)
Curtailment Cost	-	-	-	(472)
Amortization of prior service cost	(406)	(71)	(1,217)	(146)
Actuarial loss	87	(16)	261	(33)
Net periodic pension cost	$(165)	$ 394	$(494)	$ 897

14.	INCOME TAXES

Effective tax rates were an expense of 61.0% for the nine months ended December 31, 2006 and a benefit of 16.8% for the nine months ended December 31 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the effective tax rate for the year ended March 31, 2007 will be 998.0% after absorption of discrete items.  The significant difference from the statutory rate is primarily due to the inability to recognize the benefit of losses in certain jurisdictions, reduction of tax rates in Turkey and the additional income tax accrual for the tax audit in Germany.  The increase in the forecasted income tax rate from the quarter ended September 30, 2006 is due primarily to $7,111 additional income tax accrued in the third quarter related to the tax audit in Germany as more fully discussed in Note 10 “Contingencies” to the “Notes to Condensed Consolidated Financial Statements.”  During the nine months ended December 31, 2005, adjustments of $29,010 related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the nine months ended December 31, 2005 from a benefit of 39.1% to 16.8%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

15.	SALE OF RECEIVABLES

On September 27, 2006, Alliance One International, A.G., a wholly owned subsidiary of the Company, entered into a revolving trade accounts receivable securitization agreement to sell receivables to a limited liability company (“LLC”).  The LLC is funded through loans from a bank-sponsored commercial paper conduit which has committed up to a maximum of $55,000 in funding at any time.  The agreement, which matures September 25, 2009, provides for the periodic, non-recourse sale of receivables from customers who are domiciled in countries that are not members of the Organization of Economic Cooperation and Development.  To the extent that the balance of the receivables sold into the pool is less than $55,000, the Company is subject to a 0.3 percent fee on the unused amount.  Pursuant to the agreement, the Company retains servicing responsibilities and subordinated interests in the receivables sold.  The Company receives annual servicing fees of 0.5 percent of the outstanding balance, which approximates the fair value of services to be rendered under the agreement, and rights to future cash flows in excess of funds contractually obligated to investors.   The value of the subordinated interest is subject to credit and interest rate risks on the transferred financial assets.

Alliance One International, Inc. and Subsidiaries

15.	SALE OF RECEIVABLES (Continued)

          The Company has recorded the transaction as a sale of receivables and has removed such receivables from its financial statements and has recorded a receivable for the retained interest in such receivables.  In recording the sale of receivables, the Company has recognized pre-tax losses of $788 on sales of receivables through December 31, 2006.  In addition, the Company has recorded charges of $1,320 related to the negotiation of the agreement.  As of December 31, 2006, $24,199 receivables had been sold resulting in $22,865 in cash proceeds and the Company retained an interest in these receivables of $1,031.

          In valuing the retained interests at the date of the sale of the receivables, the Company assumed a weighted average life of 48 days and a discount rate of 9.23% as well as an additional 0.3% on the unused balance for the same term.  Theoretical increases in the discount rate by 10% and 20% would have decreased the value of retained interests by $30 and $61 respectively.  Historically, credit loss and prepayments on the customer base included in these agreements have been negligible.

16.	SUBSEQUENT EVENTS

Amendment 4 To Senior Secured Credit Facility

Effective January 16, 2007, the Company and the Lenders entered into a Fourth Amendment to the Senior Secured Credit Agreement to allow certain asset sales.  The original credit agreement prohibited sales of assets (or agreements to sell assets) in excess of $15,000 in any fiscal year.  The fourth amendment waives the occurrence of asset sales or agreements to engage in asset sales, in excess of such $15,000 limit for the fiscal year ending March 31, 2007, and in future fiscal years allows for the sale of certain selected assets up to $90,000 in the aggregate provided the proceeds from such sales are used to prepay outstanding term loans under the senior secured credit facility.  This amendment also allows certain guarantees in the ordinary course of business relative to the Company’s consolidated cash management and credit card agreements.

Agreement With Government Of Rio Grande Do Sul

Effective January 1, 2005, the government of Rio Grande do Sul, the state in which the Company’s subsidiaries operate in Brazil, adopted changes in their Imposto Sobre Circulacao de Mercadorias e Servicos (“ICMS”), a tax on the transfer of goods and services between states within Brazil.  Prior to this change, the Company’s transfers of leaf tobacco and processed tobacco inventory between states in Brazil was taxed, but these transfers generated tax credits that were used to offset ICMS tax obligations or were transferred to third parties.  Pursuant to the change, the credits generated from the payment of ICMS taxes could not be used to reduce the overall tax exposure by third parties by more than 10% of the generating company’s tax liability in any tax year, severely reducing the ability to sell excess tax credits to others.  In conjunction with this change, the Company recorded a reserve against the $25,090 of ICMS credits recorded as a receivable as of March 31, 2005.  This reserve remained as the Company entered into negotiations with the government of Rio Grande do Sul.

          Effective on May 23, 2006, the Company entered into an agreement with the government of Rio Grande do Sul which provided for the sale of a certain amount of ICMS credits each month through 2011.  Based on the Company’s evaluation of the agreement and the ability to sell ICMS credits to third parties each month, the reserve was reversed during the quarter ended June 30, 2006 as it related to inventory that had already been sold.

          On January 1, 2007, a new government took office in the state of Rio Grande do Sul.  The government requested a review of the terms to the agreement entered into in May 23, 2006. The Company and the government are currently discussing the terms related to the ICMS credits that the government will allow to be sold to third parties on a monthly basis.  The Company has evaluated the expected changes to the terms and the ultimate collectibility of the ICMS credits recorded as an asset and determined that no reserve is necessary at this time.  This evaluation included the financial viability of the state of Rio Grande do Sul, the federal government and the assurances received from the new government of Rio Grande do Sul that they will honor the existing agreement.

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Results of operations

The current quarter results met our expectations, though the mix of business has changed.  Increased margins in the United States were offset somewhat by significant delays in ship loading at the Southern Africa port of Beira, Mozambique.  The port suffers from infrastructure issues, including: extreme terminal congestion arising from significant increases in designated volumes, lack of appropriate storage capacity, logistical issues, breakdown in both port cranes and required continual dredging.  The scale of the problems indicates that this issue will not be solved quickly.  We presently have more than 5.0 million kilos of African tobacco in transit awaiting loading at Beira.  Other ports from which we can ship African tobaccos would be more costly.  We have noted that our operating cycle provides for the dominant generation of margin in our first and second quarters, and we are seeing that pattern continue as expected. While increases in gross margin were eroded by the strength of local currencies against the U.S. dollar, primarily the Euro, in addition to the delays in loading of shipments from Beira, we continue to outpace the prior year results for the comparable period. Selling, administrative and general expenses remain in line with a normalized run rate for the current quarter and year to date. We had moderate additional restructuring charges in the third quarter as we continue to refine our operational footprint. In December 2006, an adverse ruling was rendered by the German tax court related to the sale of Florimex in fiscal 1999, and we have reflected an additional charge of $7.1 million in additional taxes.  Overall, our year to date results continue to demonstrate successful execution of our strategy.

Liquidity

We have obtained lender approvals to sell non-core assets and use the proceeds from such sales to further deleverage the balance sheet and reduce interest costs. Following quarter end, we made additional term loan A and B prepayments totaling $30.5 million as a result of non-core asset sales. We maintain appropriate levels of liquidity throughout the year utilizing long term commitments augmented by various international banking relationships for our continued seasonal credit needs.  Aggressive integrated global working capital management is stressed and resulted in an undrawn revolving credit facility at December 31, 2006.

Outlook

Global demand for our products remains solid and we are well positioned where growth is occurring.  We continue to challenge all of our operations to achieve appropriate return targets and to effect actions which will positively improve future performance.  The strategy behind our merger and the creation of Alliance One is simple, and has not changed:  We are seeking to create the profile of a strategic leaf supply partner with the footprint and scale necessary to drive efficiency, sustainability and long-term shareholder value in what remains an intensely competitive global industry.  Our focus in fiscal 2007 has been on profit improvement and debt reduction, and we have shown notable success in both areas. We remain totally committed to our customer-focused strategy, and we are confident that this strategy, with our merger as its cornerstone, will position us to enhance our already strong customer relationships and allow us to grow with our customers.  As such, we will continue to focus our attention and resources on those origins that are growing in market importance, on delivering outstanding customer service, exercising expense discipline, and above all, delivering the full benefits of the merger.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Purchasing, processing and selling activities of our business are seasonal.  Our need for capital fluctuates and, at any one of several seasonal peaks, our outstanding indebtedness may be significantly greater or less than at year-end.  Historically we have needed capital in excess of cash flow from operations to finance accounts receivable,  inventory and advances to farmers for pre-financing tobacco crops in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.

         Seasonal liquidity beyond cash flow from operations is provided by our revolving credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable from non-OECD countries.  As of December 31, 2006, we are near our low point in seasonally adjusted working capital borrowing. Borrowings related to South America are approaching full repayment as tobacco from the most recent crop has largely been sold. Africa and Europe are in the middle of their selling seasons and are utilizing working capital funding.  North America is maximizing its working capital funding as it continues buying, processing and selling its current crop.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Working Capital

Our working capital decreased from $538.9 million at March 31, 2006 to $473.3 million at December 31, 2006.  Our current ratio was 1.8 to 1 at December 31, 2006 compared to 1.6 to 1 at March 31, 2006.  The decrease in working capital is primarily related to decreases in accounts receivable and inventories and advances on purchases of tobacco partially offset by decreases in notes payable and advances from customers.

The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	December 31,		March 31,
(in millions except for current ratio)	2006	2005	2006
Cash and cash equivalents	$25.8	$49.1	$ 26.0
Net trade receivables	230.7	248.5	320.9
Inventories and advances on purchases of tobacco	668.6	847.9	875.3
Total current assets	1,055.2	1,280.4	1,368.2
Notes payable to banks	189.0	266.0	299.9
Accounts payable	85.2	77.9	175.9
Total current liabilities	581.9	630.7	829.3
Current ratio	1.8 to 1	2.0 to 1	1.6 to 1
Working capital	473.3	649.7	538.9
Total long term debt	629.9	813.6	744.5
Stockholders’ equity	222.2	534.6	214.2

Operating Cash Flows

Net cash provided by operating activities was $142.0 million in 2006 compared to $75.2 million in 2005.  The increase in cash provided was primarily due to a $6.8 million net loss in 2006 compared to $124.1 million in 2005.  Cash provided was further increased by a $119.3 million change in accounts receivable and inventories and advances on purchases of tobacco, including the sale of receivables as disclosed in Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements,” a $44.3 million change in deferred items, a $13.2 million change in other operating assets and liabilities and a $8.0 million net increase in income taxes payable.  The increase in cash provided was reduced by a $232.8 million decrease in accounts payable and advances from customers and a $1.9 million change in operating activities of discontinued operations.

Investing Cash Flows

Net cash provided by investing activities was $23.5 million in 2006 compared to $46.6 million in 2005.  The decrease in cash provided by investing activities was primarily due to $42.0 million of cash received in the prior year as a result of the purchase and merger of Standard Commercial Corporation into Alliance One.  Additional decreases in cash provided were due to $5.2 million cash distributed with the sale of the Spanish operations, $10.6 million less cash provided by other assets partially offset by $10.0 million received as return of capital on cost method investments, $9.3 million less cash used for the purchase of property, $2.2 million less cash used for cost method investments, $6.3 million cash provided by Brazilian tax deposits and a $5.9 million increase in notes receivable.

Financing Cash Flows

Net cash used by financing activities was $165.9 million in 2006 compared to $94.8 million in 2005.  Decreases of $363.7 million were due to net decreases in proceeds from long term borrowings resulting from new arrangements in the prior year, partially offset by the repayment of former long term debt in the prior year.  The decrease from long term borrowings was partially offset by $259.1 million less cash used by short term borrowings in 2006, $23.6 million less cash used for debt issuance costs in 2006 compared to 2005 and the discontinuance of dividends to shareholders of $9.9 million.

Debt Financing

We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  In addition, we received $22.9 million as of December 31, 2006 from the sale of receivables which was used to reduce debt.  See Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements” for further information.  At December 31, 2006, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2007.  No cash dividends were paid to stockholders during the nine months ended December 31, 2006.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Debt Financing (Continued)

The following table summarizes our debt financing as of December 31, 2006:

				December 31, 2006
	Outstanding			Lines and
	March 31,	December 31,		Letters	Interest		Repayment Schedule (4)
	2006	2005	2006	Available	Rate		2007	2008	2009	Later
Senior secured credit facility:
Revolver	$ -	$ 60.0	$ -	$300.0
Term loan A	142.5	144.4	127.5	-	8.1%	(2)	$ 5.0	$91.9	$30.6	$ -
Term loan B	198.0	198.5	172.6	-	8.9%	(2)	0.4	1.8	1.8	168.6
	340.5	402.9	300.1	300.0			5.4	93.6	32.4	168.6

Senior notes:
11% senior notes due 2012	315.0	315.0	315.0	-	11.0%		-	-	-	315.0
Other (1)	10.2	10.2	10.2	-			-	-	-	10.2
	325.2	325.2	325.2	-			-	-	-	325.2

12 ¾% senior subordinated note due 2012	90.7	90.5	91.4	-	12.8%		(0.2)	(1.0)	(1.2)	93.9

Other long-term debt	16.2	17.4	14.0	16.3	10.7%	(2)	7.0	4.7	1.9	0.4

Notes payable to banks (3)	299.9	266.0	189.0	204.5	6.8%	(2)	-	-	-	-

Total debt	$1,072.5	$1,101.9	$919.7	520.8			$12.2	$97.3	$33.1	$588.0

Short term	$ 299.9	$ 266.0	$189.0
Long term:
Long term debt current (5)	$ 28.1	$ 22.3	$100.7
Long term debt (5)	744.5	813.6	629.9
	$ 772.6	$ 835.9	$730.6

Letters of credit	$ 30.1	$ 37.6	$ 18.0	8.0

Total credit available				$528.8

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
      $10.2

(2) Weighted average rate for the three months ended December 31, 2006

(3) Primarily foreign seasonal lines of credit

(4) Maturities do not reflect the additional paydowns on term loan A and term loan B made after the end of the quarter.

(5) Debt classification is based on a next twelve months basis and does not reflect the additional paydowns on term loan A and term loan B made after the end of the quarter.

The following summarizes the material terms of each significant component of our debt financing.

Senior Secured Credit Facility

On May 13, 2005 we entered into a $650 million senior secured credit facility with a syndicate of banks consisting of:

• a three-year $300 million revolver, which accrues interest at a rate of LIBOR plus a margin of 3.25%;
• a three-year $150 million term loan A, which accrues interest at an annual rate equal to LIBOR plus 3.25%; and
• a five-year $200 million term loan B, which accrues interest at an annual rate equal to LIBOR plus 3.50%.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Senior Secured Credit Facility (Continued)

Borrowers and Guarantors.  One of our primary foreign holding companies, Intabex Netherlands, B.V. (Intabex), is co-borrower under the revolving credit line, and our portion of the borrowings under that line are limited to $150 million outstanding at any one time.  Intabex is the sole borrower under each of the term loans.  One of our primary foreign trading companies, Alliance One International AG (AOIAG), is a guarantor of Intabex’s obligations under the new senior secured credit facility.  Such obligations are also guaranteed by us and all of our present or future material direct or indirect domestic subsidiaries.

Collateral. Our borrowings under the senior secured credit facility are secured by a first priority pledge of:

• 100% of the capital stock of any material domestic subsidiaries;
• 65% of the capital stock of any material first tier foreign subsidiaries, or of its domestic subsidiaries;
• Intercompany notes evidencing loans or advances we make to subsidiaries that are not guarantors; and

•      U.S. accounts receivable and U.S. inventory owned by us or our material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances).

          In addition, Intabex’s borrowings under the senior secured credit facility are secured by a pledge of 100% of the capital stock of Intabex, AOIAG, and certain of our and Intabex’s material foreign subsidiaries.

Financial Covenants. The senior secured credit facility includes certain financial covenants and requires us to maintain certain financial ratios, including:

• a minimum consolidated interest coverage ratio of 1.50 to 1.00 as of December 31, 2006, escalating to 1.55 as of March 31, then 1.70 to 1.00 beginning April 1, 2007;
• a maximum consolidated leverage ratio of 6.75 to 1.00 as of December 31, 2006, changing to 6.25 as of March 31, then 6.00 to 1.00 beginning April 1, 2007;
• a maximum consolidated total senior debt to borrowing base ratio of .900 to 1.00; and
• a maximum amount of annual capital expenditures of $40 million.

The senior secured credit facility also contains certain restrictions on additional indebtedness, guarantees, liens and asset sales.

          We continuously monitor our compliance with these covenants and we are not in default as of, or for the quarter ended, December 31, 2006.  If we were in default and were unable to obtain the necessary amendments or waivers under our senior secured credit facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the senior secured credit facility would result in a cross default under the indentures governing our senior notes and senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under our senior secured credit facility would have a material adverse effect on our liquidity and financial condition.

Amendments.  From time to time, we enter into various amendments and or waivers under the agreement governing our senior secured credit facility seeking specific modification to covenants or other provisions relating to changes in the normal course of business, special one time occurrences, financial performance or other unforeseeable events.  We have entered into four such amendments since May 13, 2005.  Effective November 8, 2006, we entered into the third amendment to the senior secured credit facility to increased our maximum permitted uncommitted inventory from $115 million to $150 million.  This amendment also provides for delivery of certain modified internal monthly financial information within 45 days (rather than 15 days) after the end of each month.  Effective January 16, 2007, we entered into a Fourth Amendment to the senior secured credit facility to allow certain asset sales.  The original credit agreement prohibited sales of assets (or agreements to sell assets) in excess of $15 million in any fiscal year.  The fourth amendment waives the occurrence of asset sales or agreements to engage in asset sales, in excess of such $15 million limit for the fiscal year ending March 31, 2007, and in future fiscal years allows for the sale of certain selected assets up to $90 million in the aggregate provided the proceeds from such sales are used to prepay outstanding term loans under the senior secured credit facility.  This amendment also allows certain guarantees in the ordinary course of business relative to our consolidated cash management and credit card agreements.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Senior Notes

Also, on May 13, 2005, we issued $315 million of 11% senior notes due 2012.  The indenture governing the senior notes contain certain covenants that, among other things, limit our ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of our assets; grant liens on our assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to us by our subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with our affiliates; and enter into certain sale and leaseback transactions.

Senior Subordinated Notes

Also, on May 13, 2005, we issued $100 million of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indenture governing the senior notes.

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2006, we had approximately $189.0 million drawn and outstanding on foreign seasonal lines totaling $419.6 million. Additionally against these lines there was $8.0 million available in unused letter of credit capacity with $18.0 million issued but unfunded.

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Income
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions)	2006	$	%	2005	2006	$	%	2005 (1)
Sales and other operating revenues	$458.8	$(56.3)	(10.9)	$515.1	$1,545.9	$ 14.5	0.9	$1,531.4
Gross profit	60.7	9.4	18.3	51.3	242.1	79.9	49.3	162.2
Selling, administrative and general expenses	38.7	(1.4)	(3.5)	40.1	118.9	(5.1)	(4.1)	124.0
Other income	1.5	1.1		0.4	5.0	4.1		0.9
Restructuring and asset impairment charges	5.5	(7.9)		13.4	28.1	(2.2)		30.3
Debt retirement expense	-	-		-	-	(66.5)		66.5
Interest expense	26.5	(1.7)		28.2	81.7	(2.0)		83.7
Interest income	1.6	(2.0)		3.6	4.4	(3.1)		7.5
Derivative financial instruments income	-	(1.2)		1.2	0.3	(3.7)		4.0
Income tax expense (benefit)	5.3	7.1		(1.8)	14.1	36.0		(21.9)
Equity in net income of investee companies	(0.1)	(0.1)		-	0.2	0.1		0.1
Minority interests (income)	0.5	0.4		0.1	0.1	0.3		(0.2)
Loss from discontinued operations	(10.9)	(11.6)		0.7	(15.6)	0.6		(16.2)
Cumulative effect of accounting changes, net of income tax	-	-		-	(0.3)	(0.3)		-
Net loss	$ (23.7)	$ (0.8)*		$ (22.9)*	$ (6.8)	$ 117.3*		$ (124.1)*

* Amounts do not equal column totals due to rounding.

(1)  The merger of DIMON and Standard was completed May 13, 2005, which was during the first quarter of fiscal 2006.
      As a result, total revenues and expenses for the nine months ended December 31, 2005 excludes Standard’s results from April 1 to May 13, 2005.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions, except per kilo amounts)	2006	$	%	2005	2006	$	%	2005 (1)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$423.1	$(62.9)	(12.9)	$486.0	$1,498.7	$ 4.5	0.3	$1,494.2
Kilos	133.1	(25.7)	(16.2)	158.8	456.2	(34.3)	(7.0)	490.5
Average price per kilo	$ 3.18	$ 0.12	3.9	$ 3.06	$ 3.29	$ 0.24	7.9	$ 3.05
Processing and other revenues	$ 35.7	$ 6.6	22.7	$ 29.1	$ 47.2	$ 10.0	26.9	$ 37.2
Total sales and other operating revenues	$458.8	$(56.3)	(10.9)	$515.1	$1,545.9	$ 14.5	0.9	$1,531.4

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005

Sales and other operating revenues.  The decrease of 10.9% from $515.1 million in 2005 to $458.8 million in 2006 is the result of a 16.2% or 25.7 million kilo decrease in quantities sold, offset by a 3.9% or $0.12 per kilo increase in average sales prices and a 22.7% or $6.6 million increase in processing and other revenues.

South America region.  Revenues decreased $64.1 million, reflecting a 17.8 million kilo decrease in quantities sold versus the prior year third quarter, which resulted from a decrease in demand relative to the higher prices and the lower quality 2006 crop.  Also impacting South America revenues was a $0.50 per kilo decrease in average sales prices, attributable primarily to the change in product mix sold in the current quarter versus the prior year third quarter.

Other regions.  Revenues increased $1.2 million due to a $0.26 per kilo increase in average sales prices, partially offset by a 7.9 million kilo decrease in quantities sold. The increase in revenues reflected the increase in average sales prices resulting from the product mix in African origin sales combined with increases in U.S. average sales prices, offset by decreased average sales prices in Europe.  The decrease in volume reflected the significant delay in Africa origin shipments from the Southern Africa port in Beira, Mozambique.  The magnitude of the issues in Beira will potentially impact our ability to ship tobacco in the next quarter.  The decrease in volume also reflected earlier shipments from Asia into prior quarters, and the exit from certain European markets.  Partially offsetting the decrease in volume in the current quarter was the impact of the timing of shipments in the United States.  Other region processing and other revenues increased $6.6 million primarily related to greater quantities of U.S. customer-owned tobacco processed.

Gross profit as a percentage of sales.  The $9.4 million increase in gross profit, or 18.3%, from $51.3 million in 2005 to $60.7 million in 2006, as well as the increase in gross profit percentage from 10.0% in 2005 to 13.2% in 2006 is primarily attributable to the Other Regions operating segment.

          In the Other Regions operating segment, U.S. gross profit increased as a result of processing greater quantities of customer-owned tobacco as well as the impact in the current quarter of shipments that had been delayed in the prior year quarter.  In addition, U.S. gross profit increased due to lower processing costs as a result of the increase in volume.  As a result of the deconsolidation of Zimbabwe period costs from Zimbabwe were excluded which increased gross profit in 2006 compared to 2005.  Increases in the Other Regions overall gross margins were eroded by the strength of local currencies against the U.S. dollar, primarily the Euro.  In the South America operating segment, gross profit was relatively constant in comparison with the prior year quarter.

          In addition, purchase accounting adjustments on gross profit on sales of inventory acquired in the merger were reduced by $4.4 million in 2005 compared to zero in 2006, primarily in the Other Regions operating segment.  The absence of such adjustments in the current year will continue to improve gross profit as well as gross profit percentages in the fourth quarter.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended December 31, 2006 Compared to Three Months Ended December 31, 2005 (Continued)

Selling, administrative and general expenses decreased $1.4 million or 3.5% from $40.1 million in 2005 to $38.7 million in 2006.  The decrease is primarily due to lower compensation costs and travel expenses as a result of merger and integration related reductions and the deconsolidation of Zimbabwe partially offset by increases in insurance expense.

Other Income of $1.5 million in 2006 and $0.4 million in 2005 relates primarily to fixed asset sales.

Restructuring and asset impairment charges were $5.5 million in 2006 compared to $13.4 million in 2005.  The 2006 costs relate to additional employee severance and other integration related charges of $4.5 million, primarily in Turkey as a result of the merger integration.  The remaining $1.0 million in 2006 relates to additional asset impairment charges on assets held for sale, primarily in the United States.  The 2005 costs relate to asset impairment charges of $8.9 million, primarily related to the potential sale of the dark air-cured operations and $4.5 million for employee severance and other integration related charges as a result of the merger.  See Notes 2 “Merger of Standard and DIMON” and 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Interest expense decreased $1.7 million from $28.2 million in 2005 to $26.5 million in 2006 primarily due to lower average borrowings partially offset by higher average rates.

Derivative financial instruments resulted in a benefit of $1.2 million in 2005. These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Effective tax rates were an expense of 75.6% in 2006 and a benefit of 7.1% in 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 998.0% after absorption of discrete items.  The significant difference from the statutory rate is primarily due to the inability to recognize the benefit of losses in certain jurisdictions, reduction of tax rates in Turkey and the additional income tax accrual for the tax audit in Germany.  The increase in the forecasted income tax rate from the quarter ended September 30, 2006 is due primarily to $7.1 million additional income tax accrued in the third quarter related to the tax audit in Germany. During the quarter ended December 31, 2005, adjustments of $9.6 million related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the quarter ended December 31, 2005 from a benefit of 45.2% to 7.1%.

Losses from discontinued operations were $10.9 million in 2006 and income of $0.7 million in 2005.  The decrease of $11.6 million is primarily due to current quarter charges of $9.3 million related to finalizing our exit from the Italian market and a $1.1 million fair value adjustment to inventory in Mozambique.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005

Sales and other operating revenues.  The increase of 0.9% from $1,531.4 million in 2005 to $1,545.9 million in 2006 is the result of a 26.9% or $10.0 million increase in processing and other revenues and a 7.9% or $0.24 per kilo increase in average sales prices, offset by a 7.0% or 34.3 million kilo decrease in quantities sold.

South America region.  Revenues decreased $21.9 million, reflecting a 27.2 million kilo decrease in quantities sold versus the prior year primarily related to the timing of prior year shipments that had been delayed and a decrease in demand primarily resulting from the quality of the 2006 crop.  This was offset by a $0.32 per kilo increase in average sales prices, attributable primarily to the increased costs of the 2006 crop.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005 (Continued)

Other regions.  Revenues increased $26.4 million due to a $0.18 per kilo increase in average sales prices, partially offset by a 7.1 million kilo decrease in quantities sold.  The increase in revenues reflected the increase in average sales prices resulting from the product mix in Asian origin sales combined with increases in U.S. average sales prices, offset by decreased average sales prices in Europe.  The decrease in volume reflected the significant delay in shipping Africa origin tobaccos from the Southern Africa port in Beira, Mozambique.  The magnitude of the issues in Beira will continue to potentially impact our ability to ship tobacco in the next quarter.  The decrease in volume also reflected diminished prior year low margin sales from Thailand and China, and the exit from certain European markets.  Partially offsetting the decrease in volume in the current year was the U.S. opportunistic sale resulting in revenues of $45.3 million as well as the impact of U.S. shipments that had been delayed in the prior year.   Other region processing and other revenues increased $10.0 million primarily related to greater quantities of U.S. customer-owned tobacco processed

Gross profit as a percentage of sales.  The $79.9 million increase in gross profit, or 49.3%, from $162.2 million in 2005 to $242.1 million in 2006, as well as the increase in gross profit percentage from 10.6% in 2005 to 15.7% in 2006 is primarily attributable to two factors:

          First, gross profit in the South American region increased approximately $60.0 million. As previously disclosed, gross profit in Brazil was impacted by the poor quality of the 2005 crop, the strength of the local currency against the U.S. dollar on prices paid to growers and related processing costs, and increased costs from the absorption of local intrastate trade taxes from a change in local laws.  In the first quarter we entered into an agreement with the government of Rio Grande do Sul allowing us to transfer accumulated intrastate trade tax credits related to the 2005 crop. As a result, intrastate trade taxes related to the 2005 crop of $19.2 million previously recorded as expense in fiscal 2006 have been reversed during the current year.  The impact of this agreement in the current year coupled with 2006 crop sales price increases resulted in an increase in gross profit.  On January 1, 2007, a new government took office in the State of Rio Grande do Sul.  The new government has requested a review of the terms of the agreement and discussions have begun.  See Note 16 “Subsequent Events” to the “Notes to Condensed Consolidated Financial Statements” for further information.  Offsetting the increase in gross profit in the South American region is the quality of the 2006 crop and decreased demand.  While the 2006 Brazilian crop had been expected to be of average quality, weather related growing conditions in the latter part of the season significantly impacted quality and demand declined.  As a result, we increased the provision for grower bad debt, impacting the current year gross profit by $7.2 million compared to the prior year, as well as future quarters relative to 2006 crop sales.

          Second, purchase accounting adjustments on gross profit on sales of inventory acquired in the merger were reduced by $16.0 million from $17.4 million in 2005 compared to $1.4 million in 2006, primarily in the Other Regions operating segment.  The absence of such adjustments in the current year will continue to improve gross profit as well as gross profit percentages in the fourth quarter.

Selling, administrative and general expenses decreased $5.1 million or 4.1% from $124.0 million in 2005 to $118.9 million in 2006.  As a percent of sales, selling, administrative and general expenses decreased from 8.1% in 2005 to 7.7% in 2006.  The decrease is primarily due to lower compensation costs combined with a significant reduction in travel expenses as a result of merger and integration related reductions and the deconsolidation of Zimbabwe.

Other Income of $5.0 million in 2006 is primarily related to the final collection of pre-1991 Gulf War Iraqi receivables written off in prior years by former DIMON and former Standard and fixed asset sales.  The $0.9 million in 2005 primarily relates to fixed asset sales.

Restructuring, asset impairment and integration charges were $28.1 million in 2006 compared to $30.3 million in 2005.  The 2006 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe cost method investment to zero.  Other asset impairment charges of $5.5 million related to assets in the United States, Thailand and Greece, primarily machinery and equipment.  Asset impairment charges of $13.9 million in 2005 relate primarily to the potential sale of the dark air-cured operations including intangibles of the Indonesian dark air-cured operation.  The remaining $9.4 million of 2006 costs and the $16.4 million of 2005 costs relate primarily to employee severance and other integration related charges as a result of the merger.  See Notes 2 “Merger of Standard and DIMON” and 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months Ended December 31, 2006 Compared to Nine Months Ended December 31, 2005 (Continued)

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

Interest expense decreased $2.0 million from $83.7 million in 2005 to $81.7 million in 2006 due to lower average borrowings offset by higher average rates.

Interest income decreased $3.1 million from $7.5 million in 2005 to $4.4 million in 2006 primarily due to the deconsolidation of Zimbabwe.

Derivative financial instruments resulted in a benefit of $0.3 million in 2006 and $4.0 million in 2005.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Effective tax rates were an expense of 61.0% in 2006 and a benefit of 16.8% in 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 998.0% after absorption of discrete items.  The significant difference from the statutory rate is primarily due to the inability to recognize the benefit of losses in certain jurisdictions, reduction of tax rates in Turkey and the additional income tax accrual for the tax audit in Germany.  The increase in the forecasted income tax rate from the quarter ended September 30, 2006 is due primarily to $7.1 million additional taxes accrued in the third quarter related to the tax audit in Germany.  During the nine months ended December 31, 2005, adjustments of $29.0 million related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the nine months ended December 31, 2005 from a benefit of 39.1% to 16.8%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

Losses from discontinued operations were $15.6 million in 2006 and $16.2 million in 2005.  The decrease of $0.6 million is due to a $12.0 million assessment in 2005 related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Italy by the Directorate General for Competition.  Substantially offsetting this decrease is $9.3 million in charges in 2006 related to finalizing our exit from the Italian market, a $1.1 million fair value adjustment to inventory in Mozambique and $1.0 million from the discontinuation of our non-tobacco, Italian and Mozambique operations as well as the wool operations of Standard.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

Alliance One International, Inc. and Subsidiaries

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

          We do not utilize derivatives for speculative purposes, and we do not enter into market risk sensitive instruments for trading purposes. Derivatives are transaction specific so that a specific debt instrument, contract, or invoice determines the amount, maturity, and other specifics of the hedge.  See Note 12 “Derivative Financial Instruments” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange losses in our statements of income of $4.9 million and $0.7 million for the three months ended December 31, 2006 and 2005, respectively.  For the nine months ended December 31, 2006 and 2005, we have recognized an exchange loss of $5.0 million and an exchange gain of $3.4 million, respectively in our statements of income.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.  The weakening U.S. dollar against the real may continue to significantly impact translated results.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $2.5 million and $8.0 million for the three months and nine months ended December 31, 2006, respectively.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, management concluded that our disclosure controls and procedures were effective.

Changes in Internal Control Over Financial Reporting

In addition, as required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the quarter ended December 31, 2006, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Alliance One International, Inc. and Subsidiaries

Part II. Other Information

Item 1. Legal Proceedings.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

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

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: February 8, 2007	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	43

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).	44

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).	45

