Form 10-Q/A
period 2006-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2007-06-21
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q/A
_______________________________
Amendment No. 2

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

Explanatory Note

          The purpose of this second amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Alliance One International, Inc. for the quarter ended June 30, 2006 is to restate our unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, for the three months ended June 30, 2006 to correct income tax errors as described in Note 15 to the Condensed Consolidated Financial Statements.

          No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the first amended report on Form 10-Q, except as required to reflect the effects of the restatement. Information not affected by the second restatement is unchanged and reflects the disclosures made at the time of the amended filing of the Form 10-Q on November 9, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

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

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2006 and 2005
(Unaudited)

	June 30,	June 30,
	2006	2005
(in thousands, except per share amounts)	As Restated, See Note 15

Sales and other operating revenues	$493,485	$403,149
Cost of goods and services sold	415,981	359,171

Gross profit	77,504	43,978
Selling, administrative and general expenses	39,247	38,358
Other income	643	155
Restructuring and asset impairment charges	1,698	15,165
Operating income (loss)	37,202	(9,390)

Debt retirement expense	-	64,907
Interest expense	25,559	24,700
Interest income	15	1,157
Derivative financial instruments income	290	83

Income (loss) before income taxes and other items	11,948	(97,757)
Income tax expense (benefit)	3,527	(19,570)
Equity in net income of investee companies	72	19
Minority interests income	(174)	(182)
Income (loss) from continuing operations	8,667	(77,986)

Loss from discontinued operations, net of tax	(3,794)	(2,672)
Cumulative effect of accounting changes, net of income taxes	(252)	-
Net income (loss)	$ 4,621	$(80,658)

Basic earnings (loss) per share
Net income (loss) from continuing operations	$ .09	$(1.17)
Loss from discontinued operations	(.04)	(.04)
Net income (loss)	$ .05	$(1.21)

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$ .09	$(1.17)
Loss from discontinued operations	(.04)	(.04)
Net income (loss)	$ .05	$(1.21)

Average number of shares outstanding:
Basic	86,132	66,822
Diluted	87,317	66,822

Cash dividends per share	$.000	$.075

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2006	June 30, 2005	March 31, 2006
(in thousands)	As Restated, See Note 15

ASSETS
Current assets
Cash and cash equivalents	$ 14,564	$ 183,122	$ 25,985
Notes receivable	4,781	4,081	3,609
Trade receivables, net of allowances	225,609	257,977	320,865
Inventories
Tobacco	838,700	977,540	726,846
Other	42,043	55,221	45,294
Advances on purchases of tobacco	67,228	92,330	103,147
Current deferred and recoverable income taxes	39,455	19,797	39,560
Assets held for sale	25,421	-	19,955
Prepaid expenses and other assets	49,206	35,570	36,880
Assets of discontinued operations	38,983	105,271	46,056
Total current assets	1,345,990	1,730,909	1,368,197

Investments and other assets
Equity method investees	17,628	16,725	17,557
Cost method investments	26,234	2,337	27,206
Notes receivable	4,740	5,014	4,840
Other	94,895	83,248	86,764
	143,497	107,324	136,367

Goodwill and intangible assets
Goodwill	4,186	286,628	4,186
Customer relationship ($31,805 at June 30, 2006; $0 at June 30, 2005; and $32,226 at March 31, 2006) and other	32,936	3,418	33,756
Pension asset	1,927	1,856	1,927
	39,049	291,902	39,869

Property, plant and equipment
Land	25,734	41,277	26,710
Buildings	184,205	241,215	184,950
Machinery and equipment	204,898	252,206	211,498
Allowances for depreciation	(138,267)	(161,632)	(136,023)
	276,570	373,066	287,135

Deferred taxes and other deferred charges	70,375	101,035	72,556

	$1,875,481	$ 2,604,236	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	June 30, 2006	June 30, 2005	March 31, 2006
(in thousands)	As Restated, See Note 15

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 337,998	$ 580,442	$ 299,930
Accounts payable
Trade	66,437	74,480	101,571
Officers and employees	10,823	9,507	7,491
Other	17,284	43,581	66,821
Advances from customers	248,393	183,408	226,413
Accrued expenses	57,894	63,948	68,265
Income taxes	18,982	11,898	22,176
Long-term debt current	26,694	14,512	28,091
Liabilities of discontinued operations	6,118	16,356	8,526
Total current liabilities	790,623	998,132	829,284

Long-term debt
Revolving credit notes and other	313,000	318,125	318,500
Senior notes and other long term debt	339,785	348,158	334,386
Subordinated debentures	90,923	163,551	91,608
	743,708	829,834	744,494

Deferred credits
Income taxes	7,439	59,723	7,405
Pension, postretirement and other	106,405	132,327	105,991
	113,844	192,050	113,396

Minority interest in subsidiaries	2,588	2,800	2,763

Commitments and contingencies	-	-	-

Stockholders’ equity	June 30, 2006	June 30, 2005	March 31, 2006
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	94,990	94,455	94,963	449,200	448,891	451,388
Unearned compensation – restricted stock				-	(3,489)	(3,134)
Retained earnings				(215,315)	148,863	(219,937)
Accumulated other comprehensive loss				(9,167)	(12,845)	(14,130)
				224,718	581,420	214,187
				$1,875,481	$2,604,236	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2006 and 2005 (Unaudited)

	June 30, 2006	June 30, 2005
(in thousands)	As Restated, See Note 15

Operating activities
Net income (loss)	$ 4,621	$ (80,658)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities
Net loss from discontinued operations	3,794	2,672
Depreciation and amortization	9,096	10,105
Restructuring and asset impairment charges	1,698	15,165
Deferred items	10,767	(326)
Gain on foreign currency transactions	(1,887)	(3,768)
Changes in operating assets and liabilities	(68,993)	(57,134)
Net cash used by operating activities of continuing operations	(40,904)	(113,944)
Net cash provided (used) by operating activities of discontinued operations	871	(2,966)
Net cash used by operating activities	(40,033)	(116,910)

Investing activities
Cash received in acquisition of business	-	42,019
Purchases of property and equipment	(2,333)	(3,072)
Proceeds on sale of property and equipment	830	10,722
Payments received on notes receivable	220	4,018
Payments for other investments and other assets	(1,196)	(3,258)
Net cash provided (used) by investing activities of continuing operations	(2,479)	50,429
Net cash provided (used) by investing activities of discontinued operations	-	(177)
Net cash provided (used) by investing activities	(2,479)	50,252

Financing activities
Net change in short-term borrowings	36,511	(74,030)
Proceeds from long-term borrowings	19,855	781,878
Repayment of long-term borrowings	(23,432)	(455,068)
Debt issuance cost	(425)	(21,910)
Proceeds from sale of stock	14	149
Cash dividends paid to Alliance One International, Inc. stockholders	-	(7,086)
Net cash provided by financing activities	32,523	223,933

Effect of exchange rate changes on cash	(1,432)	(3,281)

Increase (decrease) in cash and cash equivalents	(11,421)	153,994
Cash and cash equivalents at beginning of period	25,985	29,128

Cash and cash equivalents at end of period	$ 14,564	$ 183,122

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

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

          The accounts of the Company and its consolidated subsidiaries are included in the unaudited condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates; all of which are owned 50% or less.  Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature.  This Form 10-Q/A should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2006.  The year ended March 31, 2006 is sometimes referred to herein as fiscal year 2006.

          As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with the Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  After the deconsolidation, a non-cash impairment charge was recorded to reduce the net investment in Zimbabwe operations to estimated fair value. The Company is accounting for the investment on the cost method and has reported it in Cost Method Investments in the June 30, 2006 condensed consolidated balance sheet.  Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there.  The Company is continuing to evaluate strategies for operating under these foreign exchange controls.  In addition, the Company is assessing opportunities to remit funds outside of Zimbabwe in order to satisfy external obligations.  At June 30, 2006, the investment in the Zimbabwe operations was $23,246.

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

          The merger has been treated as a purchase business combination for accounting purposes, with the Company as the acquiring entity.  As such, Standard’s assets acquired and liabilities assumed have been recorded at their fair value and the results of operations after May 13, 2005 are included in the results of the Company.  In identifying the Company as the acquiring entity, the companies took into account the relative share ownership of the surviving entity, the composition of the governing body of the combined entity and the designation of certain senior management positions. As a result, the historical financial statements of DIMON become the historical financial statements of the Company. The purchase price for the acquisition, including transaction costs, has been allocated to the assets acquired and liabilities assumed based on estimated fair values at the date of acquisition, May 13, 2005. The purchase price allocation was completed as of March 31, 2006 as follows:

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

The Company expects to realize significant savings as a result of the merger.  With the assistance of outside consultants, the Company developed a detailed preliminary integration plan as of the closing of the merger with Standard that addressed each origin and functional area.  Through the use of regional integration teams, assessments were made of each of DIMON’s and Standard’s processing facilities around the world as well as identification of countries in which there may be duplicative facilities and/or excess capacity and certain redundancies were determined.  The plan also reviewed origin and corporate offices.  As a result of these closures and redundancies, the plan also included a significant reduction in the global workforce.  Subsequent to the acquisition of Standard, the Company has continued assessing relevant information obtained as it relates to markets and customers that were not available prior to the merger which has resulted in modifications to the preliminary integration plan.  The integration plan specifically identifies all significant actions to be taken to complete the plan, activities of the acquired company that will not be continued, including the method of disposition and location of those activities, and the plan's expected date of completion.  Actions required by the plan were initiated immediately and throughout fiscal 2006 and are continuing in fiscal 2007.

         Employee related severance costs in fiscal 2006 totaled $30,944.  Severance and other cash charges for fiscal 2006 totaled $43,805.  Related payments of $30,161 were made in fiscal 2006 with the remaining $13,644 to be paid in fiscal 2007. During the three months ended June 30, 2006, additional restructuring charges of $1,753 were recorded primarily related to additional employee related severance costs which will substantially all be paid in fiscal 2007.  Total employee related severance costs and other charges between $15,000 and $17,000 are expected to be incurred in fiscal 2007 due to the ongoing restructuring and integration plans.

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

Goodwill and Intangible Asset Rollforward:

	Goodwill			Amortizable Intangibles
	South America Segment	Other Regions Segment	Total	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
Weighted average remaining
useful life in years
as of March 31, 2006				19	2
March 31, 2005 balance:
Gross carrying amount	$151,772	$ -	$151,772	$ -	$ 19,662	$171,434
Accumulated amortization	-	-	-	-	(10,952)	(10,952)
Net March 31, 2005	151,772	-	151,772	-	8,710	160,482
Purchase goodwill and intangibles	36,267	98,589	134,856	-	-	134,856
Amortization expense	-	-	-	-	(744)	(744)
Asset Impairment	-	-	-	-	(4,548)	(4,548)
Net June 30, 2005	188,039	98,589	286,628	-	3,418	290,046
Purchase goodwill and intangibles	(6,865)	(18,661)	(25,526)	33,700	-	8,174
Amortization expense	-	-	-	(1,474)	(1,325)	(2,799)
Asset Impairment	(181,174)	(75,742)	(256,916)	-	(563)	(257,479)
Net March 31, 2006	-	4,186	4,186	32,226	1,530	37,942
Amortization expense	-	-	-	(421)	(399)	(820)
Net June 30, 2006	$ -	$ 4,186	$ 4,186	$31,805	$ 1,131	$ 37,122

Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
For year ended 2007	$ 1,685	$ 1,144	$ 2,829
For year ended 2008	1,685	386	2,071
For year ended 2009	1,685	-	1,685
For year ended 2010	1,685	-	1,685
For year ended 2011	1,685	-	1,685
Later years	23,801	-	23,801
	$ 32,226	$ 1,530	$ 33,756

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS

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

Discontinued Non-Tobacco Operations, Other Regions Segment

In January 2004, the Company acquired a majority interest in a non-tobacco entity previously reported using the equity method of accounting.  Production expectations and the development of emerging markets have not met management’s expectations.  As a result, the Company began investigating strategic alternatives for its non-tobacco operation in fiscal 2006, which led to an impairment evaluation in accordance with SFAS No. 144.  The Company recorded asset impairment charges of $1,764 during the three months ended December 31, 2005. The Company reevaluated the criteria for classifying the assets as held for sale and reporting the results of operations as discontinued operation in the fourth quarter of fiscal 2006 and concluded that the Company now met all of the criteria prescribed by SFAS No. 144. The assets of the non-tobacco operations were reclassified as held for sale and the results of operations, including the impairment charge, were presented as discontinued operations.  The Company sold the assets on April 13, 2006.  The transaction resulted in no material gain or loss.  The Company is reporting a tax charge to discontinued operations for the sale of Green Natural Fibers that relates to an increase in the Valuation Allowance for a portion of the loss that may be characterized as a capital loss, which cannot be deducted against operating income.  While the Company has performed a preliminary evaluation of the loss allocation between capital and ordinary, the Company is still in the process of evaluating this allocation.

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

          During the three months ended June 30, 2006, the Company entered into an agreement with local government in Brazil, which provides for realization of accumulated intrastate trade taxes related to the 2005 crop on a monthly basis as stipulated therein. As a result, intrastate trade taxes related to the 2005 crop of $19,225 previously recorded as cost of goods sold in fiscal 2006 were reversed during the quarter.

Analysis of Segment Operations	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005
Sales and other Operating Revenues:
South America	$ 238,897	$ 201,195
Other Regions	254,588	201,954
Total Revenue	$ 493,485	$ 403,149

Operating Income (Loss):
South America	$ 28,939	$ (2,241)
Other Regions	8,263	(7,149)
Total Operating Income (Loss)	37,202	(9,390)
Debt Retirement Expense	-	64,907
Interest Expense	25,559	24,700
Interest Income	15	1,157
Derivative Financial Instruments Income	290	83
Income (loss) before income taxes and other items	$ 11,948	$ (97,757)

Analysis of Segment Assets	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Year Ended March 31, 2006
Segment Assets:
South America	$ 814,425	$ 1,140,792	$ 652,004
Other Regions	1,061,056	1,463,444	1,252,120
Total Assets	$1,875,481	$2,604,236	$1,904,124

7.	EARNINGS (LOSS) PER SHARE

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

          For the three months ended June 30, 2005, the computation of diluted earnings per share did not assume the conversion of the convertible subordinated debentures into 2,549 shares at the beginning of the period and the reduction of after-tax interest expense by $745 because the inclusion would have been antidilutive. For the three months ended June 30, 2005, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.

8.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) were as follows:

	Three Months Ended June 30,
	2006	2005
Net income (loss)	$ 4,621	$(80,658)
Equity currency conversion adjustment	4,963	(5,402)
Derivative financial instruments, net of tax of $13 in 2005	-	24
Total comprehensive income (loss)	$ 9,584	$(86,036)

9.	STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  This statement requires the Company to expense the fair value of grants of various stock-based compensation programs at fair value over the vesting period of the awards.  The Company elected to adopt this statement using the “Modified Prospective Application” (MPA) transition method which does not result in the restatement of previously issued financial statements.  Application of the MPA transition method requires compensation costs to be recognized beginning on the effective date for the estimated fair value at date of grant in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006.  Awards granted after April 1, 2006 will be recognized as compensation expense based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The MPA transition method also requires that any unearned or deferred compensation recorded in “contra-equity” accounts be eliminated against the equity accounts that will be affected by the on-going recognition of stock based compensation.  Accordingly, the Company has reclassified $3,134 from Unearned Compensation – Restricted Stock to Common Stock.

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

The table below shows the movement in unvested shares from March 31, 2006 to June 30, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2006	1,427	$1.91	$2,728
Forfeited	(74)	2.08	(155)
Cancelled	-	-	-
Vested	(26)	2.68	(69)
Unvested June 30, 2006	1,327	1.88	$2,504

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

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at April 1, 2006	520	$6.72	2.12	$ (965)	$ 435
Forfeited	(56)	$6.78	1.88	$ 107	$ (42)
Outstanding at June 30, 2006	464	$6.71	1.90	$(1,052)	$ 307
Exercisable at June 30, 2006	206	$6.76	0.73	$ (478)	$ 55
Vested and Expected to Vest	426	$6.71	1.81	$ (978)	$ 271

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

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

The table below shows the movement in unvested SARs from March 31, 2006 to June 30, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2006	271	$2.19	$594
Forfeited	(13)	2.63	(34)
Unvested June 30, 2006	258	2.15	$560

Assumptions used to determine the fair value of SARs as of June 30, 2006 included the following:

Stock Price	$4.44
Exercise Price	$6.71
Expected Life in Years	1.9
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	5%

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

Tax

During June 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 related to disallowance of local currency foreign exchange losses on U.S. dollar funding.  In March 2005, the Taxpayer’s Council dismissed the assessment relating to the disallowance of local currency foreign exchange losses.  The remaining $14,914 related to disallowance of other sales related expenses.  As of June 30, 2006, this amount is valued at $19,391 due to the devaluation of the U.S. dollar to the Brazilian real.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has strong defenses to these adjustments.  No provision has been set up for this issue as the outcome is not considered probable.

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of June 30, 2006, total estimated tax, penalties and interest relating to still unresolved issues is $2,195.  The Company has set up a reserve of $2,195 for this assessment as it is considered probable and estimable.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially extend over many years.  Through March 2005, the Company has utilized $20,377 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized, and it has been recorded as deferred revenue, because the Company has been unable to predict whether the Brazilian Government will require payment of amounts offset.  In January 2005, the Company received a Judicial Order to suspend the IPI compensation.  An appeal was filed and the Company received notification from the tax authorities in March 2005 to present all documentation pertaining to the IPI credit bonus.  On April 24, 2006, the Company received an assessment of $26,600 for federal income taxes in 2005 that were offset by the IPI credit bonus.  The Company has appealed the assessment and believes it has properly utilized the IPI credit bonus.  No provision has been set up for this issue as the outcome is not considered probable.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, as of June 30, 2006 is equivalent to approximately $5,101 for federal corporate income tax and $2,882 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  During March 2005, the Company received an official rejection of its appeal from the tax administration officials in Germany.  The Company has now appealed to the tax court and believes it has a strong case.  During the quarter ended December 31, 2005, the Company was informed that its hearing will not take place before August 2006.  This case is still ongoing as of June 30, 2006.  The Company has established a reserve of $2,792 for this issue as it is considered probable and estimable.

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

Tax (Continued)

          In September 2002 and in January 2004, the Company’s Tanzanian operations received assessments for income taxes equivalent to approximately $1,515 and $4,785, respectively as of June 30, 2006.  In September 2005, additional assessments for 2001, 2002, 2003 and 2004 were received.  The assessments for 2001, 2002 and 2003 reduce tax loss carryovers equivalent to $8,525 as of June 30, 2006.  The 2004 assessment reduces tax loss carryovers equivalent to $1,667 as of June 30, 2006.  The Company has filed protests and appeals and is currently awaiting replies.  The Company has established a reserve of $921 for this assessment as it is considered probable and estimable.

          The Company has other tax audits and reviews ongoing in Indonesia, Luxembourg, the United Kingdom and Italy.  None of these are material and the Company believes it has supportable positions to all possible tax issues.  No provision has been set up for this issue as the outcome is not considered probable.

          As discussed in other footnotes, the Company does business in countries and taxing jurisdictions where the rules are unclear and the enforcement is inconsistent.  These inherent risks are most pronounced in the area of the pricing of intercompany sales and services.  The Company has estimated a reserve for probable transfer pricing issues of $4,000.

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

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  At June 30, 2006, all instruments of this type had been terminated.  SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the three months ended June 30, 2006 and 2005, the Company recognized non-cash income before income taxes of $290 and $83, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Deferred Credits – Pension, Postretirement and Other.

Alliance One International, Inc. and Subsidiaries

12.	DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

The effective tax rate used for the three months ended June 30, 2006 was an expense of 29.5% compared to a benefit of 20.0% for the three months ended June 30, 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the affect of taxes related to specific events which are recorded in the interim period in which they occur.  Due to significant separately stated items recorded in the quarter ended June 30, 2006 and the rules for tax accounting for multiple jurisdictions found in FIN 18, the effective tax rate reported at June 30, 2006 will change during the year.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 42.9% after absorption of discrete items.  For the three months ended June 30, 2006, the company recorded a specific event adjustment benefit of $898 bringing the effective tax rate estimated for the quarter of 37.0% to 29.5%.  This specific event adjustment benefit relates primarily to the reduction of tax rates in Turkey.  During the quarter ended June 30, 2005, adjustments of $17,742 related to valuation allowance adjustments as a result of changes in judgment about the realizability of certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the three months ended June 30, 2005 from a benefit of 37.0% to 20.0%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

15.	RESTATEMENT

Subsequent to the issuance of the Company’s first amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 9, 2006, the Company identified material errors in its accounting for income taxes which impact the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2006.  As a result, the Company has restated these financial statements, correcting the income tax errors for the three months ended June 30, 2006.  The following is a description of the nature of the errors:

1.

deferred income tax expense was not recognized when certain assets were written off for statutory tax purposes.  The net impact of this error in accounting for income taxes was to understate deferred income tax expense by $3,342 for the three months ended June 30, 2006.

2.

deferred income tax benefits were not recognized as a result of the write-off of related assets for financial statement reporting purposes.  The net impact of these errors in accounting for income taxes was to overstate deferred income tax expense by $2,360 for the three months ended June 30, 2006.

3.

deferred income tax expense was not recognized on an unrealized foreign exchange gain that is taxable in a future period for statutory tax purposes.  The net impact of this error in accounting for income taxes was to understate deferred income tax expense by $1,090 for the three months ended June 30, 2006.

4.

other income tax related adjustments that were not material, individually and in the aggregate, are included in these restated financial statements.  The net impact of these errors in accounting for income taxes was to overstate deferred income tax expense by $614 for the six months ended June 30, 2006.

Alliance One International, Inc. and Subsidiaries

15.	RESTATEMENT (Continued)

The impact of the restatement on the applicable line items in the financial statements of the Company are presented below:

	As Previously Reported	As Restated
Condensed Consolidated Statement of Operation Information Three Months Ended June 30, 2006:
Income tax expense	$ 2,069	$ 3,527
Income from continuing operations	$ 10,125	$ 8,667
Net income	$ 6,079	$ 4,621

Basic earnings per share
Net income from continuing operations	$.11	$.09
Net income	$.07	$.05

Diluted earnings per share
Net income from continuing operations	$.11	$.09
Net income	$.07	$.05

Condensed Consolidated Balance Sheet Information June 30, 2006:
Deferred taxes and other deferred charges	$ 73,717	$ 70,375
Total assets	$ 1,878,823	$ 1,875,481

Income taxes	$ 17,892	$ 18,982
Total current liabilities	$ 789,533	$ 790,623

Deferred credits
Income taxes	$ 10,413	$ 7,439
Total deferred credits	$ 116,818	$ 113,844

Retained Earnings	$ (213,857)	$ (215,315)
Stockholders’ equity	$ 226,176	$ 224,718
Total liabilities and stockholders’ equity	$ 1,878,823	$ 1,875,481

Condensed Consolidated Statements of Cash Flow Information Three Months Ended June 30, 2006:
Operating Activities:
Net income	$ 6,079	$ 4,621
Deferred items	$ 9,309	$ 10,767

16.	SUBSEQUENT EVENT

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

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The accompanying management's discussion and analysis of financial condition and results of operations gives effect to the restatement of the Company's unaudited condensed consolidated statements for the three months ended June 30, 2006 as discussed in Note 15 to the Company's condensed consolidated financial statements in Item 1.

LIQUIDITY AND CAPITAL RESOURCES:

The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	June 30		March 31
(in millions except for current ratio)	2006	2005	2006
Cash and cash equivalents	$ 14.6	$ 183.1	$ 26.0
Net trade receivables	225.6	258.0	320.9
Inventories and advances on purchases of tobacco	948.0	1,125.1	875.3
Total current assets	1,346.0	1,730.9	1,368.2
Notes payable to banks	338.0	580.4	299.9
Accounts payable	94.5	127.6	175.9
Total current liabilities	790.6	998.1	829.3
Current ratio	1.7 to 1	1.7 to 1	1.6 to 1
Working capital	555.4	732.8	538.9
Bank credit facility	313.0	318.1	318.5
Subordinated debt	90.9	163.6	91.6
Senior notes and other long term debt	339.8	348.2	334.4
Stockholders’ equity	224.7	581.4	214.2

Selected cash flow information:	Three Months Ended June 30,
	2006	2005
Purchase of property and equipment	$ 2.3	$ 3.1
Proceeds from sale of property and equipment	0.8	10.7
Depreciation and amortization	9.1	10.1

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

         Our working capital increased from $538.9 million at March 31, 2006 to $555.4 million at June 30, 2006.  Our current ratio was 1.7 to 1 at June 30, 2006 compared to 1.6 to 1 at March 31, 2006.  The increase in working capital is primarily related to an increase in inventories and advances on purchases of tobacco partially offset by decreases in accounts receivable.

          Net cash used by operating activities was $40.0 million in 2006 compared to $116.9 million in 2005.  The decrease in cash used was primarily due to $4.6 million net income in 2006 compared to a net loss of $80.7 million in 2005.  Cash used was further decreased by a $11.1 million change in deferred items and a $3.8 million change in discontinued operations.  The decrease in cash used was partially offset by a $13.5 million change in restructuring and asset impairment charges and an $11.9 million increase in cash used by operating assets and liabilities primarily due to increases in inventories and advances on purchases of tobacco.

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

Condensed Consolidated Statement of Operations
	Three Months Ended June 30,
(in millions)	2006	Increase/ (Decrease)%		2005
Sales and other operating revenues	$493.5	$90.4	22.4	$403.1
Gross profit	77.5	33.5	76.1	44.0
Selling, administrative and general expenses	39.2	0.8	2.1	38.4
Other income	0.6	0.4		0.2
Restructuring and asset impairment charges	1.7	(13.5)		15.2
Debt retirement expense	-	(64.9)		64.9
Interest expense	25.6	0.9		24.7
Interest income	-	(1.2)		1.2
Derivative financial instruments income	0.3	0.2		0.1
Income taxes (benefit)	3.5	(23.1)		(19.6)
Equity in net income of investee companies	0.1	0.1		-
Minority interests (income)	(0.2)	-		(0.2)
Loss from discontinued operations, net of tax	(3.8)	1.1		(2.7)
Cumulative effect of accounting changes, net of income tax	(0.3)	(0.3)		-
Net Income (Loss)	$ 4.6	$85.3*		$(80.7)*

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

Derivative financial instruments resulted in a benefit of $0.3 million in 2006 and $0.1 million in 2005.  These items are derived from changes in the fair value of interest rate swap agreements that did not qualify for hedge accounting treatment.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (Continued)

Effective tax rates were an expense of 29.5% in 2006 and a benefit of 20% in 2005.  The rates are based on the current estimate of full year results after the effect for any taxes related to specific events which are recorded in the interim period in which they occur.  During the quarter ended June 30, 2006, benefit adjustments of $0.9 million related to specific events were recorded which decreased the estimated effective tax rate for the quarter from 37.0% to 29.5%.  We estimate the effective tax rate for the full fiscal year to be 42.9% after absorption of discrete items.  During the quarter ended June 30, 2005, adjustments of $17.7 million related to deferred tax asset valuation allowance adjustments were recorded as specific events.  The net effect on the 2005 tax provision was to decrease the effective tax rate from a benefit of 37% to 20%.

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

-31-

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains in cost of goods and services sold of $1.9 million and $5.2 million for the three months ended June 30, 2006 and 2005, respectively.

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

Item 4. Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 15 to the Condensed Consolidated Financial Statements, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, with the participation of other members of management, have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of June 30, 2006, and, based on this re-evaluation, have determined that disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that existed at the end of the first quarter with respect to the preparation and review of the condensed consolidated statements of cash flows and accounting for income taxes.

-32-

Alliance One International, Inc. and Subsidiaries

Item 4. Controls and Procedures (Continued)

Cash Flow Reporting

Subsequent to the completion of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006 the Company identified classification errors included in the Condensed Consolidated Statements of Cash Flows in its June 30, 2006 Quarterly Report on Form 10-Q.  The details of the restatement are more fully described in Note 15 in the Notes to Condensed Consolidated Financial Statements of the first amended filing on November 9, 2006.  The Company believes this error resulted from insufficient review of the Condensed Statements of Consolidated Cash Flows to determine items are presented in accordance with accounting principles generally accepted in the United States of America.  Management has concluded that these control deficiencies in cash flow reporting constitute a material weakness in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB.  The PCAOB defines a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

Accounting for Income Taxes

Subsequent to the completion of the first amended Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on November 9, 2006 the Company identified errors in its accounting for income taxes which impact the financial statements in its June 30, 2006 Quarterly Report on Form 10-Q.  The details of the restatement are more fully described in Note 15 in the Notes to Condensed Consolidated Financial Statements.  The Company believes this error resulted from insufficient review of tax workpapers by management on an interim basis.  Management has concluded that these control deficiencies in accounting for income taxes constitute a material weakness in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB.  The PCAOB defines a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

          As noted above management identified material weaknesses related to the preparation of the Condensed Statements of Consolidated Cash Flows which was discovered during the second quarter and accounting for income taxes which was discovered during the fourth quarter.  Specifically, there was insufficient review of the Condensed Consolidated Statements of Cash Flows and the tax workpapers by management on an interim basis.  There were no other changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

In connection with the material weaknesses in internal controls over financial reporting the Company has taken or plans to take the following remedial measures subsequent to June 30, 2006:

Cash Flow Reporting
• The Company is training additional personnel to ensure the adequate preparation and review of quarterly cash flow statements.
• The Company is implementing new procedures, which provide more automation in the preparation of the cash flow statement and assists with the facilitation of the review.

Accounting for Income Taxes
• Review and approval of effective tax rates and reconciliation of these rates by the local preparers and their supervisor.
• Review and approval of effective tax rates and reconciliation of these rates by the Corporate Foreign Tax Manager and their supervisor.
• Increased rate reconciliation procedure, including a checklist of specific steps to be followed by subsidiaries and reviewers.
• Increase the visibility of statutory write-offs through changes in local accounting systems.

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

-34-

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: June 21, 2007	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

-35-

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

-36-