Form 10-Q/A
period 2006-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2007-06-21
CIK 939930

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

Explanatory Note

          The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Alliance One International, Inc. for the quarter ended December 31, 2006 is to restate our unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, for the three months and nine months ended December 31, 2006 to correct income tax errors as described in Note 16 to the Condensed Consolidated Financial Statements.

          No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on February 8, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

• Part I—Item 1—Financial Statements

• Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

• Part I—Item 4—Controls and Procedures

          As a result of the restatement described above, the Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have re-evaluated the effectiveness of the Company's internal controls over financial reporting as of December 31, 2006, and, based on this re-evaluation, have determined that a material weakness in internal control over financial reporting existed as of December 31, 2006 with respect to accounting for income taxes.  This revised assessment is included under Part 1, Item 4 in this document.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2006 and 2005
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
(in thousands, except per share amounts)	As Restated, See Note 16		As Restated, See Note 16
Sales and other operating revenues	$458,759	$515,070	$1,545,874	$1,531,376
Cost of goods and services sold	398,023	463,771	1,303,797	1,369,217

Gross profit	60,736	51,299	242,077	162,159
Selling, administrative and general expenses	38,671	40,131	118,903	124,033
Other income	1,461	375	4,982	862
Restructuring and asset impairment costs	5,545	13,366	28,099	30,329
Operating income (loss)	17,981	(1,823)	100,057	8,659

Debt retirement expense	-	-	-	66,474
Interest expense	26,543	28,186	81,687	83,686
Interest income	1,586	3,578	4,433	7,495
Derivative financial instruments income	-	1,239	290	4,023

Income (loss) before income taxes and other items	(6,976)	(25,192)	23,093	(129,983)
Income tax expense (benefit)	9,910	(1,782)	22,754	(21,871)
Equity in net income (loss) of investee companies	(63)	(27)	165	73
Minority interests (income)	463	138	116	(165)
Income (loss) from continuing operations	(17,412)	(23,575)	388	(107,874)

Income (loss) from discontinued operations, net of tax	(10,926)	709	(15,553)	(16,198)
Cumulative effect of accounting changes, net of income taxes	-	-	(252)	-
Net loss	$ (28,338)	$ (22,866)	$ (15,417)	$ (124,072)

Basic earnings (loss) per share
Net income (loss) from continuing operations	$(.21)	$(.28)	$ -	$(1.36)
Income (loss) from discontinued operations	(.12)	.01	(.18)	(.20)
Net loss	$(.33)	$(.27)	$(.18)	$(1.56)

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$(.21)	$(.28)	$ -	$(1.36)
Income (loss) from discontinued operations	(.12)	.01	(.18)	(.20)
Net loss	$(.33)	$(.27)	$(.18)	$(1.56)

Average number of shares outstanding
Basic	86,515	86,035	86,311	79,633
Diluted	86,515	86,035	86,311	79,633

Cash dividends per share	$.00	$.00	$.00	$ .105

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2006	December 31, 2005	March 31, 2006
(in thousands)	As Restated, See Note 16

ASSETS
Current assets
Cash and cash equivalents	$ 25,816	$ 49,112	$ 25,985
Notes receivable	3,854	2,868	3,609
Trade receivables, net of allowances	230,708	248,536	320,865
Inventories
Tobacco	547,651	685,522	726,846
Other	35,215	44,455	45,294
Advances on purchases of tobacco	85,782	117,905	103,147
Current deferred and recoverable income taxes	36,954	14,697	39,560
Assets held for sale	9,775	19,141	19,955
Prepaid expenses and other assets	55,073	29,858	36,880
Assets of discontinued operations	24,355	68,287	46,056
Total current assets	1,055,183	1,280,381	1,368,197

Investments and other assets
Equity in net assets of investee companies	17,612	16,780	17,557
Other investments	2,661	4,839	27,206
Notes receivable	2,209	6,659	4,840
Other	96,673	71,285	86,764
	119,155	99,563	136,367

Goodwill and intangible assets
Goodwill	4,186	271,775	4,186
Customer relationship ($30,962 at Dec. 31, 2006; $32,647 at Dec. 31 2005; and $32,226 at March 31, 2006) and other	31,591	35,154	33,756
Pension asset	1,927	1,856	1,927
	37,704	308,785	39,869

Property, plant and equipment
Land	25,817	29,063	26,710
Buildings	183,737	227,986	184,950
Machinery and equipment	203,827	232,999	211,498
Allowances for depreciation	(149,940)	(156,293)	(136,023)
	263,441	333,755	287,135

Deferred taxes	49,351	84,360	51,666
Other deferred charges	16,771	22,176	20,890

	$1,541,605	$2,129,020	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	December 31, 2006	December 31, 2005	March 31, 2006
(in thousands)	As Restated, See Note 16

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 189,044	$ 265,977	$ 299,930
Accounts payable
Trade	43,184	60,327	101,571
Officers and employees	9,654	4,421	7,491
Other	32,359	13,172	66,821
Advances from customers	128,385	154,990	226,413
Accrued expenses	45,818	84,841	68,265
Income taxes	24,529	10,249	22,176
Long-term debt current	100,728	22,349	28,091
Liabilities of discontinued operations	9,263	14,407	8,526
Total current liabilities	582,964	630,733	829,284

Long-term debt
Senior secured credit facility	201,186	393,375	318,500
Senior notes	325,157	325,157	325,157
Senior subordinated debentures	90,475	90,889	91,608
Other long term debt	13,076	4,137	9,229
	629,894	813,558	744,494

Deferred credits
Income taxes	6,007	17,116	7,405
Pension, postretirement and other	106,313	130,223	105,991
	112,320	147,339	113,396

Minority interest in subsidiaries	2,887	2,810	2,763

Commitments and contingencies	-	-	-

Stockholders’ equity	Dec. 31, 2006	Dec. 31, 2005	March 31, 2006
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,622	94,988	94,963	452,821	451,347	451,388
Unearned compensation – restricted stock				-	(3,898)	(3,134)
Retained earnings				(235,353)	102,613	(219,937)
Accumulated other comprehensive loss				(3,928)	(15,482)	(14,130)
				213,540	534,580	214,187
				$1,541,605	$2,129,020	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2006 and 2005 (Unaudited)

	December 31, 2006	December 31, 2005
(in thousands)	As Restated, See Note 16

Operating activities
Net loss	$(15,417)	$(124,072)
Adjustments to reconcile net loss to net cash provided by operating activities:
Net loss from discontinued operations	15,553	16,198
Depreciation and amortization	27,663	32,908
Debt amortization in interest expense	4,754	3,734
Restructuring and asset impairment costs	15,888	19,871
Deferred items	4,445	(48,505)
Gain (loss) on foreign currency transactions	5,033	(3,370)
Changes in operating assets and liabilities	77,456	169,875
Net cash provided by operating activities of continuing operations	135,375	66,639
Net cash provided by operating activities of discontinued operations	6,658	8,534
Net cash provided by operating activities	142,033	75,173

Investing activities
Cash distributed in disposition of business	(5,204)	-
Cash received in acquisition of business	-	42,019
Purchase of property and equipment	(6,744)	(16,063)
Proceeds on sale of property and equipment	14,978	14,639
Payments received on notes receivable	4,567	8,039
Return of capital on cost method investments	10,276	-
Change in other investments and other assets	5,365	(2,918)
Net cash provided by investing activities of continuing operations	23,238	45,716
Net cash provided by investing activities of discontinued operations	227	884
Net cash provided by investing activities	23,465	46,600

Financing activities
Net change in short-term borrowings	(124,350)	(383,456)
Proceeds from long-term borrowings	144,552	946,545
Repayment of long-term borrowings	(185,381)	(623,715)
Debt issuance cost	(1,388)	(24,972)
Proceeds from sale of stock	642	744
Cash dividends paid to Alliance One International, Inc. stockholders	-	(9,921)
Net cash used by financing activities	(165,925)	(94,775)

Effect of exchange rate changes on cash	258	(7,014)

Increase (decrease) in cash and cash equivalents	(169)	19,984
Cash and cash equivalents at beginning of period	25,985	29,128

Cash and cash equivalents at end of period	$ 25,816	$ 49,112

Non-cash activity:
Common stock issued, including adjustment for options, in business acquisition	$ -	$ 264,368

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION

Description of Business
The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco in the United States, Africa, Europe, South America and Asia.

Basis of Presentation

The Company was renamed Alliance One International, Inc. (Alliance One) concurrent with the merger of Standard Commercial Corporation (Standard) on May 13, 2005 with and into DIMON Incorporated.  Because the merger was completed after the close of the fiscal year ended March 31, 2005, the information contained in these unaudited condensed consolidated financial statements for the nine months ended December 31, 2005 includes the operations of Standard since May 13, 2005 and a full nine months of results of DIMON.  See Note 2 “Merger of Standard and DIMON” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

          As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with the Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  The Company is accounting for the investment on the cost method and has been reporting it in Cost Method Investments in the condensed consolidated balance sheet since March 31, 2006.  At December 31, 2006, the investment in the Zimbabwe operations had been written down to zero.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

The following table summarizes the restructuring and assets impairment costs recorded during the three months and nine months ended December 31, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Restructuring and Asset Impairment Costs
Employee separation and other cash charges:
Beginning balance*	$ 6,390	$ 4,127	$13,644	$ 865
Period charges:
Severance charges	3,266	2,329	7,738	10,890
Spain operation sale	409	2,000	493	2,000
Other cash charges	807	126	1,136	3,563
Total employee separation and other cash charges	4,482	4,455	9,367	16,453
Payments through December 31	(6,033)	(2,251)	(18,172)	(10,987)
Ending balance December 31	$ 4,839	$ 6,331	$ 4,839	$ 6,331

Asset impairments and other non-cash charges:
SFAS No. 144 assets impairment – tobacco operations:
Spanish operations asset impairment	$ -	$ 1,241	$ -	$ 1,241
CdF operations asset impairment	-	7,291	-	11,839
Greece machinery and equipment impairment	-	-	3,166	-
Thailand asset impairment	-	-	1,333	-
Other asset impairment charges	1,063	379	987	796
Deconsolidated Zimbabwe cost investments	-	-	13,246	-
Total asset impairments and other non-cash charges	$ 1,063	$ 8,911	$18,732	$ 13,876

Total restructuring and asset impairment charges for the period	$ 5,545	$13,366	$28,099	$ 30,329

*	Beginning balance represents March 31, 2006 ending balances for former DIMON employees of $6,027 and former Standard Commercial Corporation employees of $7,617.

	Three Months Ended	Nine Months Ended
	December 31,	December 31,
	2005	2005
Purchase Accounting Adjustments to Goodwill
Employee separation and other cash charges:
Beginning balance	$ 9,953	$ -
Period Charges:
Severance charges	(3,783)	14,434
Spanish tobacco obligation operation	3,800	3,800
Other cash charges	221	909
Total employee separation and other cash charges	238	19,143
Payments through December 31	(3,783)	(12,735)
Ending balance December 31	$ 6,408	$ 6,408

Spanish tobacco operations assets impairment	$ 3,498	$ 3,498

Total severance and exit activity charges for the period	$ 3,736	$22,641

Alliance One International, Inc. and Subsidiaries

3.	RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

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

          In fiscal 2006, Italian operations of both former DIMON and Standard were being investigated by the Directorate General for Competition (DGCOMP) of the European Commission (EC) into tobacco buying and selling practices within the leaf tobacco industry in Italy.  During the quarter ended September 30, 2005, as a result of this investigation, fines of $12,000 were levied against the former DIMON entity and $16,800 were levied against the former Standard entity.  Fines levied against the former DIMON entity are included in the summary shown below, while fines levied against the former Standard entity were recorded as a purchase price adjustment as the investigation was initiated prior to the combination of the two companies.

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

Alliance One International, Inc. and Subsidiaries

5.	DISCONTINUED OPERATIONS (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales and other revenues	$ 1,001	$ 6,295	$ 3,978	$ 20,880
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (10,891)	$ (298)	$(13,460)	$ (14,333)
Income tax benefit	150	-	60	-
Loss from discontinued operations, net of tax	$ (10,741)	$ (298)	$(13,400)	$ (14,333)

	December 31,		March 31,
	2006	2005	2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 1,572	$ 10,206	$ 8,557
Inventory and advances	11,880	21,197	20,325
Other assets	195	351	280
Total assets of discontinued operations	$13,647	$ 31,754	$29,162

	December 31,		March 31,
	2006	2005	2006
Liabilities of discontinued operations:
Accounts payable	$ 1,721	$ 1,896	$1,624
Advances from customers	32	103	156
Accrued expenses	1,123	892	1,348
Total liabilities of discontinued operations	$ 2,876	$ 2,891	$3,128

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

          During the three months ended June 30, 2006, the Company entered into an agreement with local government in Brazil, which provides for realization of accumulated intrastate trade taxes related to the 2005 crop on a monthly basis as stipulated therein. As a result, intrastate trade taxes related to the 2005 crop of $19,225 previously recorded as cost of goods sold in fiscal 2006 were reversed in fiscal 2007.

Alliance One International, Inc. and Subsidiaries

6.	SEGMENT INFORMATION (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005
Sales and other operating revenues:
South America	$ 69,886	$ 134,507	$ 663,942	$ 686,468
Other regions	388,873	380,563	881,932	844,908
Total revenue	$ 458,759	$ 515,070	$1,545,874	$1,531,376

Operating income (loss):
South America	$ (5,389)	$ (1,195)	$ 75,128	$ 11,701
Other regions	23,370	(628)	24,929	(3,042)
Total operating income (loss)	17,981	(1,823)	100,057	8,659
Debt retirement expense	-	-	-	66,474
Interest expense	26,543	28,186	81,687	83,686
Interest income	1,586	3,578	4,433	7,495
Derivative financial instruments income	-	1,239	290	4,023
Income (loss) before income taxes and
other items	$ (6,976)	$ (25,192)	$ 23,093	$ (129,983)

Analysis of Segment Assets	December 31, 2006	December 31, 2005	March 31, 2006
Segment assets:
South America	$ 543,808	$ 732,405	$ 652,004
Other regions	997,797	1,396,615	1,252,120
Total assets	$1,541,605	$2,129,020	$1,904,124

7.	EARNINGS (LOSS) PER SHARE

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

          For the three months and nine months ended December 31, 2005, the computation of diluted earnings per share did not assume the conversion of the convertible subordinated debentures into 2,549 shares at the beginning of the period and the reduction of after-tax interest expense by $0 and $811, respectively, because the inclusion would have been antidilutive. For the three months and nine months ended December 31, 2006 and 2005, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.

Alliance One International, Inc. and Subsidiaries

8.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2006	2005	2006	2005

Net loss	$(28,338)	$(22,866)	$(15,417)	$(124,072)
Equity currency conversion adjustment	3,736	(1,688)	10,202	(8,015)
Derivative financial instruments, net of tax of
$(11) in 2005	-	(20)	-	-
Total comprehensive loss	$(24,602)	$(24,574)	$ (5,215)	$(132,087)

9.	STOCK-BASED COMPENSATION

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

The following assumptions were used to determine the fair value of options issued in 2006:

Grant Price	$3.94
Exercise Price	$3.94
Expected Life in Years	6.25
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	4.83%

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,283	7.55	5.49	(11,137)
Granted	477	3.94	10.00	(0)
Exercised	(368)	4.49	5.19	(600)
Forfeited	(343)	7.70	5.44	(1,194)
Cancelled	(364)	14.77	0	(3,560)
Outstanding at December 31, 2006	3,685	6.67	5.93	1,453
Vested and expected to vest	3,312	6.69	5.81	1,210
Exercisable at December 31, 2006	2,507	7.59	4.60	(1,333)

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

The table below shows the movement in unvested shares from March 31, 2006 to December 31, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2006	1,427	$1.91	$ 2,728
Granted	477	2.07	988
Forfeited	(88)	2.74	(243)
Cancelled	(28)	2.64	(74)
Vested	(611)	2.12	(1,295)
Unvested December 31, 2006	1,177	$1.79	$ 2,104

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

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at April 1, 2006	520	$6.72	2.12	$ (965)	$ 435
Exercised	(4)	$6.25	0.71	$ 3	$ 6
Forfeited	(92)	$6.68	1.91	$ (194)	$ (61)
Expired	(88)	$7.44	-	$ (307)	$ -
Outstanding at December 31, 2006	336	$6.54	1.83	$ 174	$724
Exercisable at December 31, 2006	204	$6.59	1.14	$ 97	$366
Vested and Expected to Vest	338	$6.52	1.75	$ 164	$647

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

Stock Options with Stock Appreciation Rights (Continued)

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

The table below shows the movement in unvested SARs from March 31, 2006 to December 31, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2006	271	$2.19	$ 594
Forfeited	(24)	2.63	(63)
Vested	(115)	2.54	(292)
Unvested December 31, 2006	132	$1.81	$ 239

Assumptions to used to determine the fair value of SARs as of December 31, 2006 included the following assumptions:

Stock Price	$7.06
Exercise Price	$6.54
Expected Life in Years	1.9
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	4.88%

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

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R) (Continued)

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

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of December 31, 2006, total estimated tax, penalties and interest relating to still unresolved issues is $1,262.  The Company has established a reserve of $321 for this assessment as it is considered probable and estimable.

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

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

Tax (Continued)

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

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

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

Amendments.  From time to time, we enter into various amendments and or waivers under the agreement governing our senior secured credit facility seeking specific modification to covenants or other provisions relating to changes in the normal course of business, special one time occurrences, financial performance or other unforeseeable events.  We have entered into four such amendments since May 13, 2005.  Effective November 8, 2006, we entered into the third amendment to the senior secured credit facility to increase our maximum permitted uncommitted inventory from $115,000 to $150,000.  This amendment also provides for delivery of certain modified internal monthly financial information within 45 days (rather than 15 days) after the end of each month.  See Note 17 “Subsequent Event – Amendment 4 to Senior Secured Credit Facility” in the “Notes to Condensed Consolidated Financial Statements” for further information.

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

Effective tax rates were an expense of 98.5% for the nine months ended December 31, 2006 and a benefit of 16.8% for the nine months ended December 31 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the effective tax rate for the year ended March 31, 2007 will be 1600.6% after absorption of discrete items.  The significant difference from the statutory rate is primarily due to the inability to recognize the benefit of losses in certain jurisdictions, reduction of tax rates in Turkey and the additional income tax accrual for the tax audit in Germany.  The increase in the forecasted income tax rate from the quarter ended September 30, 2006 is due primarily to $7,111 additional income tax accrued in the third quarter related to the tax audit in Germany as more fully discussed in Note 10 “Contingencies” to the “Notes to Condensed Consolidated Financial Statements.”  For the nine months ended December 31, 2006, the Company recorded a specific event adjustment expense of $5,676 bringing the effective tax rate estimate for the nine months ended December 31, 2006 from 74.0% to 98.5%.  During the nine months ended December 31, 2005, adjustments of $29,010 related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the nine months ended December 31, 2005 from a benefit of 39.1% to 16.8%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

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

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 filed on February 9, 2007, the Company identified material errors in its accounting for income taxes which impact the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows for the three and nine months ended December 31, 2006.  As a result, the Company has restated these financial statements, correcting the income tax errors for the three and nine months ended December 31, 2006.  The following is a description of the nature of the errors:

1.

deferred income tax expense was not recognized when certain assets were written off for statutory tax purposes.  The net impact of this error in accounting for income taxes was to understate deferred income tax expense by $5,653 and $10,271 for the three and nine months ended December 31, 2006, respectively.

2.

deferred income tax benefits were not recognized as a result of the write-off of related assets for financial statement reporting purposes.  The net impact of the errors in accounting for income taxes was to overstate deferred income tax expense by $1,075 for the nine months ended December 31, 2006.  There was no impact for the three months ended December 31, 2006.

3.

deferred income tax expense was not recognized on an unrealized foreign exchange gain that is taxable in a future period for statutory tax purposes.  The net impact of this error in accounting for income taxes was to understate deferred income tax expense by $1,090 for the nine months ended December 31, 2006. There was no impact for the three months ended December 31, 2006.

4.

a valuation allowance was not reversed to reflect the utilization of the related net operating losses as a result of events that occurred in the three months ended December 31, 2006.   The net impact of this error in accounting for income taxes was to overstate deferred income tax expense by $685 for the three and nine months ended December 31, 2006.

5.

other income tax related adjustments that were not material, individually and in the aggregate, are included in these restated financial statements.  The net impact of these errors in accounting for income taxes was to overstate deferred income tax expense by $331 and $945 for the three and nine months ended December 31, 2006, respectively.

The impact of the restatement on the applicable line items in the financial statements of the Company are presented below:

	As Previously Reported		As Restated
Condensed Consolidated Statements of Operation Information Three and Nine Months Ended December 31, 2006:	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006	Three Months Ended December 31, 2006	Nine Months Ended December 31, 2006

Income tax expense	$ 5,273	$ 14,098	$ 9,910	$ 22,754
Income from continuing operations	$(12,775)	$ 9,044	$(17,412)	$ 388
Net loss	$(23,701)	$ (6,761)	$(28,338)	$(15,417)

Basic earnings per share
Net income (loss) from continuing operations	$(.15)	$ .10	$(.21)	$ -
Net loss	$(.27)	$(.08)	$(.33)	$(.18)

Diluted earnings per share
Net income (loss) from continuing operations	$(.15)	$ .10	$(.21)	$ -
Net loss	$(.27)	$(.08)	$(.33)	$(.18)

Alliance One International, Inc. and Subsidiaries

16.	RESTATEMENT (Continued)

	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet Information December 31, 2006:

Deferred taxes	$ 59,622	$ 49,351
Total assets	$1,551,876	$1,541,605

Income taxes	$ 23,439	$ 24,529
Total current liabilities	$ 581,874	$ 582,964

Deferred credits
Income taxes	$ 8,712	$ 6,007
Total deferred credits	$ 115,025	$ 112,320

Retained Earnings	$ (226,697)	$ (235,353)
Stockholders’ equity	$ 222,196	$ 213,540
Total liabilities and stockholders’ equity	$1,551,876	$1,541,605

Condensed Consolidated Statements of Cash Flow Information Nine Months Ended December 31, 2006:
Operating Activities:
Net loss	$ (6,761)	$ (15,417)
Deferred items	$ (4,211)	$ 4,445

17.	SUBSEQUENT EVENTS

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

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.  The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the Company’s unaudited condensed consolidated statements for the three months and nine months ended December 31, 2006 as discussed in Note 16 to the Company’s condensed consolidated financial statements in Item 1.

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

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Working Capital

Our working capital decreased from $538.9 million at March 31, 2006 to $472.2 million at December 31, 2006.  Our current ratio was 1.8 to 1 at December 31, 2006 compared to 1.6 to 1 at March 31, 2006.  The decrease in working capital is primarily related to decreases in accounts receivable and inventories and advances on purchases of tobacco partially offset by decreases in notes payable and advances from customers.

The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	December 31,		March 31,
(in millions except for current ratio)	2006	2005	2006
Cash and cash equivalents	$ 25.8	$ 49.1	$ 26.0
Net trade receivables	230.7	248.5	320.9
Inventories and advances on purchases of tobacco	668.6	847.9	875.3
Total current assets	1,055.2	1,280.4	1,368.2
Notes payable to banks	189.0	266.0	299.9
Accounts payable	85.2	77.9	175.9
Total current liabilities	583.0	630.7	829.3
Current ratio	1.8 to 1	2.0 to 1	1.6 to 1
Working capital	472.2	649.7	538.9
Total long term debt	629.9	813.6	744.5
Stockholders’ equity	213.5	534.6	214.2

Operating Cash Flows

Net cash provided by operating activities was $142.0 million in 2006 compared to $75.2 million in 2005.  The increase in cash provided was primarily due to a $15.4 million net loss in 2006 compared to $124.1 million in 2005.  Cash provided was further increased by a $119.3 million change in accounts receivable and inventories and advances on purchases of tobacco, including the sale of receivables as disclosed in Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements,” a $53.0 million change in deferred items, a $13.2 million change in other operating assets and liabilities and a $8.0 million net increase in income taxes payable.  The increase in cash provided was reduced by a $232.8 million decrease in accounts payable and advances from customers and a $1.9 million change in operating activities of discontinued operations.

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
-33-

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

Amendments.  From time to time, we enter into various amendments and or waivers under the agreement governing our senior secured credit facility seeking specific modification to covenants or other provisions relating to changes in the normal course of business, special one time occurrences, financial performance or other unforeseeable events.  We have entered into four such amendments since May 13, 2005.  Effective November 8, 2006, we entered into the third amendment to the senior secured credit facility to increase our maximum permitted uncommitted inventory from $115 million to $150 million.  This amendment also provides for delivery of certain modified internal monthly financial information within 45 days (rather than 15 days) after the end of each month.  Effective January 16, 2007, we entered into a Fourth Amendment to the senior secured credit facility to allow certain asset sales.  The original credit agreement prohibited sales of assets (or agreements to sell assets) in excess of $15 million in any fiscal year.  The fourth amendment waives the occurrence of asset sales or agreements to engage in asset sales, in excess of such $15 million limit for the fiscal year ending March 31, 2007, and in future fiscal years allows for the sale of certain selected assets up to $90 million in the aggregate provided the proceeds from such sales are used to prepay outstanding term loans under the senior secured credit facility.  This amendment also allows certain guarantees in the ordinary course of business relative to our consolidated cash management and credit card agreements.

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

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions)	2006	$	%	2005	2006	$	%	2005 (1)
Sales and other operating revenues	$458.8	$(56.3)	(10.9)	$515.1	$1,545.9	$ 14.5	0.9	$1,531.4
Gross profit	60.7	9.4	18.3	51.3	242.1	79.9	49.3	162.2
Selling, administrative and general expenses	38.7	(1.4)	(3.5)	40.1	118.9	(5.1)	(4.1)	124.0
Other income	1.5	1.1		0.4	5.0	4.1		0.9
Restructuring and asset impairment charges	5.5	(7.9)		13.4	28.1	(2.2)		30.3
Debt retirement expense	-	-		-	-	(66.5)		66.5
Interest expense	26.5	(1.7)		28.2	81.7	(2.0)		83.7
Interest income	1.6	(2.0)		3.6	4.4	(3.1)		7.5
Derivative financial instruments income	-	(1.2)		1.2	0.3	(3.7)		4.0
Income tax expense (benefit)	9.9	11.7		(1.8)	22.8	44.7		(21.9)
Equity in net income of investee companies	(0.1)	(0.1)		-	0.2	0.1		0.1
Minority interests (income)	0.5	0.4		0.1	0.1	0.3		(0.2)
Loss from discontinued operations	(10.9)	(11.6)		0.7	(15.6)	0.6		(16.2)
Cumulative effect of accounting changes, net of income tax	-	-		-	(0.3)	(0.3)		-
Net loss	$ (28.3)	$ (5.4)*		$ (22.9)*	$ (15.4)*	$ 108.7*		$ (124.1)*

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

Effective tax rates were an expense of 142.1% in 2006 and a benefit of 7.1% in 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 1600.6% after absorption of discrete items.  The significant difference from the statutory rate is primarily due to the inability to recognize the benefit of losses in certain jurisdictions, reduction of tax rates in Turkey and the additional income tax accrual for the tax audit in Germany.  The increase in the forecasted income tax rate from the quarter ended September 30, 2006 is due primarily to $7.1 million additional income tax accrued in the third quarter related to the tax audit in Germany.  For the quarter ended December 31, 2006, adjustments of $6.2 million primarily related to the tax audit in Germany were recorded as specific events.  The net effects of these adjustments on the tax provision was to increase the effective tax rate for the quarter ended December 31, 2006 from an expense of 53.3% to 142.1%.  During the quarter ended December 31, 2005, adjustments of $9.6 million related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the quarter ended December 31, 2005 from a benefit of 45.2% to 7.1%.

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

          First, gross profit in the South American region increased approximately $60.0 million. As previously disclosed, gross profit in Brazil was impacted by the poor quality of the 2005 crop, the strength of the local currency against the U.S. dollar on prices paid to growers and related processing costs, and increased costs from the absorption of local intrastate trade taxes from a change in local laws.  In the first quarter we entered into an agreement with the government of Rio Grande do Sul allowing us to transfer accumulated intrastate trade tax credits related to the 2005 crop. As a result, intrastate trade taxes related to the 2005 crop of $19.2 million previously recorded as expense in fiscal 2006 have been reversed during the current year.  The impact of this agreement in the current year coupled with 2006 crop sales price increases resulted in an increase in gross profit.  On January 1, 2007, a new government took office in the State of Rio Grande do Sul.  The new government has requested a review of the terms of the agreement and discussions have begun.  See Note 17 “Subsequent Events” to the “Notes to Condensed Consolidated Financial Statements” for further information.  Offsetting the increase in gross profit in the South American region is the quality of the 2006 crop and decreased demand.  While the 2006 Brazilian crop had been expected to be of average quality, weather related growing conditions in the latter part of the season significantly impacted quality and demand declined.  As a result, we increased the provision for grower bad debt, impacting the current year gross profit by $7.2 million compared to the prior year, as well as future quarters relative to 2006 crop sales.

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

Effective tax rates were an expense of 98.5% in 2006 and a benefit of 16.8% in 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 1600.6% after absorption of discrete items.  The significant difference from the statutory rate is primarily due to the inability to recognize the benefit of losses in certain jurisdictions, reduction of tax rates in Turkey and the additional income tax accrual for the tax audit in Germany.  The increase in the forecasted income tax rate from the quarter ended September 30, 2006 is due primarily to $7.1 million additional taxes accrued in the third quarter related to the tax audit in Germany.  For the nine months ended December 31, 2006, we recorded a specific event adjustment expense of $5,676 bringing the effective tax rate estimate for the nine months ended December 31, 2006 from 74.0% to 98.5%.  During the nine months ended December 31, 2005, adjustments of $29.0 million related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the nine months ended December 31, 2005 from a benefit of 39.1% to 16.8%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

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

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 16 to the Condensed Consolidated Financial Statements, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, with the participation of other members of management, have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of December 31, 2006, and, based on this re-evaluation, have determined that disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that existed at the end of the fourth quarter with respect to accounting for income taxes.

Accounting for Income Taxes

Subsequent to the completion of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2006 filed on February 8, 2007 the Company identified material errors in its accounting for income taxes which impact the financial statements in its December 31, 2006 Quarterly Report on Form 10-Q.  The details of the restatement are more fully described in Note 16 in the Notes to Condensed Consolidated Financial Statements.  The Company believes this error resulted from insufficient review of tax workpapers by management on an interim basis.  Management has concluded that these control deficiencies in accounting for income taxes constitute a material weakness in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB.  The PCAOB defines a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

Alliance One International, Inc. and Subsidiaries

Item 4. Controls and Procedures. (Continued)

Changes in Internal Control Over Financial Reporting (Continued)

          As noted above management identified a material weakness related to accounting for income taxes which was discovered during the fourth quarter.  Specifically, there was insufficient review of the tax workpapers by management on an interim basis.

In connection with the material weakness in internal controls over financial reporting the Company has taken or plans to take the following remedial measures subsequent to December 31, 2006:
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
-41-

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

-42-

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

-43-