Form 10-Q/A
period 2006-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2007-06-21
CIK 939930

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

Explanatory Note

          The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Alliance One International, Inc. for the quarter ended September 30, 2006 is to restate our unaudited Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows, for the three months and six months ended September 30, 2006 to correct income tax errors as described in Note 16 to the Condensed Consolidated Financial Statements.

          No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 9, 2006. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

• Part I—Item 1—Financial Statements

• Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

• Part I—Item 4—Controls and Procedures

          As a result of the restatement described above, the Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have re-evaluated the effectiveness of the Company's internal controls over financial reporting as of September 30, 2006, and, based on this re-evaluation, have determined that a material weakness in internal control over financial reporting existed as of September 30, 2006 with respect to accounting for income taxes.  This revised assessment is included under Part 1, Item 4 in this document.

Part I. Financial Information Item 1. Financial Statements.

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2006 and 2005
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(in thousands, except per share amounts)	As Restated, See Note 16		As Restated, See Note 16

Sales and other operating revenues	$593,630	$613,157	$1,087,115	$1,016,306
Cost of goods and services sold	489,793	546,275	905,774	905,446

Gross profit	103,837	66,882	181,341	110,860
Selling, administrative and general expenses	40,985	45,544	80,232	83,902
Other income	2,878	332	3,521	487
Restructuring and asset impairment costs	20,856	1,798	22,554	16,963
Operating income	44,874	19,872	82,076	10,482

Debt retirement expense	-	1,567	-	66,474
Interest expense	29,585	30,800	55,144	55,500
Interest income	2,832	2,760	2,847	3,917
Derivative financial instruments income	-	2,701	290	2,784

Income (loss) before income taxes and other items	18,121	(7,034)	30,069	(104,791)
Income tax expense (benefit)	9,317	(519)	12,844	(20,089)
Equity in net income of investee companies	156	81	228	100
Minority interests (income)	(173)	(121)	(347)	(303)
Income (loss) from continuing operations	9,133	(6,313)	17,800	(84,299)

Loss from discontinued operations, net of tax	(833)	(14,235)	(4,627)	(16,907)
Cumulative effect of accounting changes, net of income taxes	-	-	(252)	-
Net income (loss)	$ 8,300	$ (20,548)	$ 12,921	$ (101,206)

Basic earnings (loss) per share
Net income (loss) from continuing operations	$ .11	$(.07)	$ .20	$(1.10)
Loss from discontinued operations	(.01)	(.17)	(.05)	( .22)
Net income (loss)	$ .10	$(.24)	$ .15	$(1.32)

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$ .10	$(.07)	$ .20	$(1.10)
Loss from discontinued operations	(.01)	(.17)	(.05)	( .22)
Net income (loss)	$ .09	$(.24)	$ .15	$(1.32)

Average number of shares outstanding
Basic	86,284	85,902	86,208	76,414
Diluted	87,390	85,902	87,361	76,414

Cash dividends per share	$.000	$.030	$.000	$.105

See notes to condensed consolidated financial statements

-3-

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2006	September 30, 2005	March 31, 2006
(in thousands)	As Restated, See Note 16

ASSETS
Current assets
Cash and cash equivalents	$ 14,152	$ 119,962	$ 25,985
Notes receivable	5,200	2,561	3,609
Trade receivables, net of allowances	187,244	239,321	320,865
Inventories
Tobacco	695,979	844,745	726,846
Other	37,397	44,501	45,294
Advances on purchases of tobacco	99,521	107,261	103,147
Current deferred and recoverable income taxes	40,948	15,843	39,560
Assets held for sale	20,981	11,815	19,955
Prepaid expenses and other assets	61,511	37,242	36,880
Assets of discontinued operations	36,081	90,089	46,056
Total current assets	1,199,014	1,513,340	1,368,197

Investments and other assets
Equity method investees	17,785	16,807	17,557
Cost method investments	2,920	4,633	27,206
Notes receivable	4,771	3,112	4,840
Other	87,057	70,574	86,764
	112,533	95,126	136,367

Goodwill and intangible assets
Goodwill	4,186	263,859	4,186
Customer relationship ($31,383 at Sept. 30, 2006; $33,068 at Sept. 30, 2005; and $32,226 at March 31, 2006) and other	32,250	36,023	33,756
Pension asset	1,927	1,856	1,927
	38,363	301,738	39,869

Property, plant and equipment
Land	25,804	38,425	26,710
Buildings	183,085	240,980	184,950
Machinery and equipment	200,945	241,823	211,498
Allowances for depreciation	(142,834)	(158,473)	(136,023)
	267,000	362,755	287,135

Deferred taxes	48,205	84,915	51,666
Other deferred charges	17,658	22,242	20,890

	$1,682,773	$2,380,116	$1,904,124

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

	September 30, 2006	September 30, 2005	March 31, 2006
(in thousands)	As Restated, See Note 16

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 257,971	$ 425,434	$ 299,930
Accounts payable
Trade	36,502	103,449	101,571
Officers and employees	10,819	5,629	7,491
Other	7,496	9,905	66,821
Advances from customers	177,439	192,215	226,413
Accrued expenses	69,590	107,161	68,265
Income taxes	26,467	18,867	22,176
Long-term debt current	76,924	23,685	28,091
Liabilities of discontinued operations	6,174	10,665	8,526
Total current liabilities	669,382	897,010	829,284

Long-term debt
Revolving credit notes and other	232,250	335,750	318,500
Senior notes and other long term debt	344,940	338,477	334,386
Subordinated debentures	90,248	90,556	91,608
	667,438	764,783	744,494

Deferred credits
Income taxes	1,606	26,592	7,405
Pension, postretirement and other	106,081	130,827	105,991
	107,687	157,419	113,396

Minority interest in subsidiaries	2,418	2,675	2,763

Commitments and contingencies	-	-	-

Stockholders’ equity	Sept. 30, 2006	Sept. 30, 2005	March 31, 2006
Preferred Stock—no par value:
Authorized shares	10,000	10,000	10,000
Issued shares	-	-	-	-	-	-
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,339	94,989	94,963	450,527	451,377	451,388
Unearned compensation – restricted stock				-	(4,854)	(3,134)
Retained earnings				(207,015)	125,480	(219,937)
Accumulated other comprehensive loss				(7,664)	(13,774)	(14,130)
				235,848	558,229	214,187
				$1,682,773	$2,380,116	$1,904,124

See notes to condensed consolidated financial statements

-5-

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2006 and 2005 (Unaudited)

	September 30, 2006	September 30,, 2005
(in thousands)	As Restated, See Note 16

Operating activities
Net income (loss)	$ 12,921	$(101,206)
Adjustments to reconcile net income (loss) to net cash provided (used)
by operating activities
Net loss from discontinued operations	4,627	14,761
Depreciation and amortization	18,149	21,393
Restructuring and asset impairment charges	14,590	16,963
Deferred items	(10,863)	(36,654)
Loss (gain) on foreign currency transactions	169	(5,245)
Changes in operating assets and liabilities	22,553	124,212
Net cash provided by operating activities of continuing operations	62,146	34,224
Net cash provided (used) by operating activities of discontinued operations	2,997	(6,672)
Net cash provided by operating activities	65,143	27,552

Investing activities
Purchases of property and equipment	(5,009)	(10,788)
Proceeds on sale of property and equipment	5,673	11,926
Cash received in acquisition of business	-	42,019
Cash distributed in disposition of business	(5,204)	-
Payments received on notes receivable	384	5,871
Return of capital on cost method investments	10,000	-
Proceeds (payments) for other investments and other assets	(918)	5,401
Net cash provided by investing activities of continuing operations	4,926	54,429
Net cash provided (used) by investing activities of discontinued operations	-	(250)
Net cash provided by investing activities	4,926	54,179

Financing activities
Net change in short-term borrowings	(48,607)	(226,058)
Proceeds from long-term borrowings	20,552	859,645
Repayment of long-term borrowings	(53,894)	(590,199)
Debt issuance cost	(425)	(22,340)
Proceeds from sale of stock	161	741
Cash dividends paid to Alliance One International, Inc. stockholders	-	(9,921)
Net cash (used) provided by financing activities	(82,213)	11,868

Effect of exchange rate changes on cash	311	(2,765)

Increase (decrease) in cash and cash equivalents	(11,833)	90,834
Cash and cash equivalents at beginning of period	25,985	29,128

Cash and cash equivalents at end of period	$ 14,152	$ 119,962

Non-cash activity:
Common stock issued, including adjustment for options, in business acquisition	$ -	$ 264,368

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands)

1.	BASIS OF PRESENTATION
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

-8-

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

	Three Months Ended	Six Months Ended
	September 30,	September 30,
thousands except per share data	2005 (1)	2005 (1)
Revenues	$613,157	$1,090,455
Operating Income	$ 19,872	$ 7,986
Loss from continuing operations	$ (6,313)	$ (88,105)
Loss from discontinued operations	$(14,235)	$ (16,939)
Net loss	$(20,548)	$ (105,044)
Basic loss per share
- from continuing operations	$(0.07)	$(1.02)
- from discontinued operations	$(0.17)	$(0.20)
Basic loss per share	$(0.24)	$(1.22)

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

-10-

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

-12-

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
-14-

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

Alliance One International, Inc. and Subsidiaries

6.	SEGMENT INFORMATION (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Sales and other operating revenues:
South America	$ 355,159	$ 350,766	$ 594,056	$ 551,961
Other regions	238,471	262,391	493,059	464,345
Total revenue	$ 593,630	$ 613,157	$ 1,087,115	$1,016,306

Operating income:
South America	$ 51,577	$ 15,137	$ 80,517	$ 12,896
Other regions	(6,703)	4,735	1,559	(2,414)
Total operating income	44,874	19,872	82,076	10,482
Debt retirement expense	-	1,567	-	66,474
Interest expense	29,585	30,800	55,144	55,500
Interest income	2,832	2,760	2,847	3,917
Derivative financial instruments income	-	2,701	290	2,784
Income (loss) before income taxes and
other items	$ 18,121	$ (7,034)	$ 30,069	$ (104,791)

Analysis of Segment Assets	September 30, 2006	September 30, 2005	March 31, 2006
Segment assets:
South America	$ 620,818	$ 866,210	$ 652,004
Other regions	1,061,955	1,513,906	1,252,120
Total assets	$1,682,773	$2,380,116	$1,904,124

7.	EARNINGS (LOSS) PER SHARE

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

          For the three months and six months ended September 30, 2005, the computation of diluted earnings per share did not assume the conversion of the convertible subordinated debentures into 2,549 shares at the beginning of the period and the reduction of after-tax interest expense by $66 and $811, respectively, because the inclusion would have been antidilutive. For the three months and six months ended September 30, 2005, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.

Alliance One International, Inc. and Subsidiaries

8.	COMPREHENSIVE INCOME (LOSS)
The components of comprehensive income (loss) were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss)	$ 8,300	$ (20,548)	$12,921	$ (101,206)
Equity currency conversion adjustment	1,503	(925)	6,466	(6,327)
Derivative financial instruments, net of tax of
$(2) and $11 in 2005	-	(4)	-	20
Total comprehensive income (loss)	$ 9,803	$ (21,477)	$19,387	$ (107,513)

9.	STOCK-BASED COMPENSATION

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

The following assumptions were used to determine the fair value of options issued in 2006:

Grant Price	$3.94
Exercise Price	$3.94
Expected Life in Years	6.25
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	4.83%

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,283	7.55	5.49	(11,137)
Granted	477	3.94	10.00	(0)
Exercised	(65)	2.42	3.55	(100)
Forfeited	(93)	8.14	5.95	(1,257)
Cancelled	(220)	17.68	0	(2,874)
Outstanding at September 30, 2006	4,382	6.71	6.03	(11,471)
Vested and expected to vest	4,338	6.75	5.98	(11,359)
Exercisable at September 30, 2006	3,122	7.50	4.86	(10,647)

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

The table below shows the movement in unvested shares from March 31, 2006 to September 30, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2006	1,427	$1.91	$ 2,728
Granted	477	2.07	988
Forfeited	(76)	2.07	(158)
Cancelled	(11)	2.51	(28)
Vested	(557)	2.32	(1,290)
Unvested September 30, 2006	1,260	$1.78	$ 2,240

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

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at April 1, 2006	520	$6.72	2.12	$ (965)	$ 435
Forfeited	(56)	$6.78	1.88	$ 107	$ (42)
Expired	(88)	$7.44	-	$ (307)	$ -
Outstanding at September 30, 2006	376	$6.54	2.05	$ (916)	$215
Exercisable at September 30, 2006	206	$6.59	1.39	$ (499)	$ 83
Vested and Expected to Vest	338	$6.52	1.99	$ (704)	$188

Alliance One International, Inc. and Subsidiaries

9.	STOCK-BASED COMPENSATION (Continued)

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

The table below shows the movement in unvested SARs from March 31, 2006 to September 30, 2006.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2006	271	$2.19	$ 594
Forfeited	(23)	2.63	(63)
Vested	(102)	2.63	(269)
Unvested September 30, 2006	146	$1.81	$ 262

Assumptions to used to determine the fair value of SARs as of September 30, 2006 included the following assumptions:

Stock Price	$4.10
Exercise Price	$6.53
Expected Life in Years	2.1
Annualized Volatility	47%
Annual Dividend Rate	0%
Discount Rate	4.76%

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

          In 1993 and 1996, the Company received notices from Brazilian tax authorities of proposed adjustments to the income tax returns of the Company’s entities located in Brazil for the calendar years ending 1988 through 1992.  The Company has successfully defeated many of the proposed adjustments in litigation and settled the other issues under REFIS and Tax Amnesty programs.  As of September 30, 2006, total estimated tax, penalties and interest relating to still unresolved issues is $2,195.  The Company has established a reserve of $2,195 for this assessment as it is considered probable and estimable.

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

          On October 24, 2006, the Company’s subsidiary in Northern Brazil was assessed approximately 5,800 reals, the equivalent of $2,700, with penalties and interest, for ICMS, which is a Value Added Tax.  This assessment relates to fiscal years 2000 through 2005 and is for purchases that were not exported within 180 days.  While the Company is reviewing the assessment with legal counsel and preparing its response, it has established a reserve of $820 during the quarter as it is considered probable and estimable.

Alliance One International, Inc. and Subsidiaries

10.	CONTINGENCIES (Continued)

Tax (Continued)

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, as of September 30, 2006 is equivalent to approximately $5,105 for federal corporate income tax and $2,885 for local trade income tax.  The Company has challenged this finding with valuations that support the values used in the original filings and is currently discussing the issue with the tax officials in Germany.  During March 2005, the Company received an official rejection of its appeal from the tax administration officials in Germany.  The Company has now appealed to the tax court and believes it has a strong case.  This case is still ongoing as of September 30, 2006.  No provision has been set up for this issue as the outcome it not considered probable.

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

Alliance One International, Inc. and Subsidiaries

11.	REFINANCING OF DEBT ARRANGMENTS (Continued)

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

Alliance One International, Inc. and Subsidiaries

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

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2006	2005	2006	2005
Service cost	$ 876	$1,678	$1,745	$2,828
Interest expense	2,620	2,166	3,968	3,779
Expected return on plan assets	(2,363)	(1,657)	(3,260)	(2,832)
Amortization of prior service cost	491	690	982	1,129
Effect of settlement/curtailment costs	-	34	-	(152)
Termination Charge	-	35	-	168
Actuarial loss	149	27	297	55
Net periodic pension cost	$1,773	$2,973	$3,732	$4,975

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

Effective tax rates were an expense of 42.7% for the six months ended September 30, 2006 and a benefit of 19.2% for the six months ended September 30 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  Due to significant separately stated items recorded in the six months ended September 30, 2006 and the rules for tax accounting for multiple jurisdictions found in FIN 18, the effective tax rate reported for the six months ended September 30, 2006 will change during the year.  The Company forecasts the effective tax rate for the year ended March 31, 2007 will be 85.9% after absorption of discrete items.  The increase in the forecasted income tax rate from the quarter ended June 30, 2006 is due to impairment adjustments recorded in the second quarter for Zimbabwe, Greece and Thailand that do not generate tax benefits.  For the six months ended September 30, 2006, the Company recorded a specific event adjustment benefit of $518 bringing the effective tax rate estimated for the six months ended September 30, 2006, of 44.4% to 42.7%.  This specific event adjustment benefit relates primarily to the reduction of tax rates in Turkey and adjustments to certain deferred tax balances.  During the six months ended September 30, 2005, adjustments of $19,400 related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the six months ended September 30, 2005 from a benefit of 37% to 19.2%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

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

Subsequent to the issuance of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006, the Company identified material errors in its accounting for income taxes which impact the Condensed Consolidated Statements of Operations, Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows for the three and six months ended September 30, 2006.  As a result, the Company has restated these financial statements, correcting the income tax errors for the three and six months ended September 30, 2006.  The following is a description of the nature of the errors:

1.

deferred income tax expense was not recognized when certain assets were written off for statutory tax purposes.  The net impact of this error in accounting for income taxes was to understate deferred income tax expense by $1,276 and $4,618 for the three and six months ended September 30, 2006, respectively.

2.

deferred income tax benefits were not recognized as a result of the write-off of related assets for financial statement reporting purposes.  The net impact of the errors in accounting for income taxes were to understate deferred income tax expense by $1,285 for the three months ended September 30, 2006 and to overstate deferred income tax expense by $1,075 for the six months ended September 30, 2006.

3.

deferred income tax expense was not recognized on an unrealized foreign exchange gain that is taxable in a future period for statutory tax purposes.  The net impact of this error in accounting for income taxes was to understate deferred income tax expense by $1,090 for the six months ended September 30, 2006. There was no impact for the three months ended September 30, 2006.

Alliance One International, Inc. and Subsidiaries

16.	RESTATEMENT (Continued)

4.

other income tax related adjustments that were not material, individually and in the aggregate, are included in these restated financial statements.  The net impact of these errors in accounting for income taxes was to overstate deferred income tax expense by $614 for the six months ended September 30, 2006.  There was no impact for the three months ended September 30, 2006.

The impact of the restatement on the applicable line items in the financial statements of the Company are presented below:

	As Previously Reported		As Restated
Condensed Consolidated Statement of Operation Information Three and Six Months Ended September 30, 2006:	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006	Three Months Ended September 30, 2006	Six Months Ended September 30, 2006

Income tax expense	$ 6,756	$ 8,825	$9,317	$12,844
Income from continuing operations	$11,694	$21,819	$9,133	$17,800
Net income	$10,861	$16,940	$8,300	$12,921

Basic earnings per share
Net income from continuing operations	$.14	$.25	$.11	$.20
Net income	$.13	$.20	$.10	$.15

Diluted earnings per share
Net income from continuing operations	$.13	$.25	$.10	$.20
Net income	$.12	$.20	$.09	$.15

	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet Information September 30, 2006:

Deferred taxes	$ 52,823	$ 48,205
Total assets	$1,687,391	$1,682,773

Income taxes	$ 25,377	$ 26,467
Total current liabilities	$ 668,292	$ 669,382

Deferred credits
Income taxes	$ 3,295	$ 1,606
Total deferred credits	$ 109,376	$ 107,687

Retained Earnings	$ (202,996)	$ (207,015)
Stockholders’ equity	$ 239,867	$ 235,848
Total liabilities and stockholders’ equity	$1,687,391	$1,682,773

Condensed Consolidated Statement of Cash Flows Six Months Ended September 30, 2006:
Operating Activities:
Net income	$ 16,940	$ 12,921
Deferred items	$ (14,882)	$ (10,863)

Alliance One International, Inc. and Subsidiaries

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES:

The accompanying management’s discussion and analysis of financial condition and results of operations gives effect to the restatement of the Company’s unaudited condensed consolidated statements for the three months and six months ended September 30, 2006 as discussed in Note 16 to the Company’s condensed consolidated financial statements in Item 1.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2006	2005	2006
Cash and cash equivalents	$ 14.2	$ 120.0	$ 26.0
Net trade receivables	187.2	239.3	320.9
Inventories and advances on purchases of tobacco	832.9	996.5	875.3
Total current assets	1,199.0	1,513.3	1,368.2
Notes payable to banks	258.0	425.4	299.9
Accounts payable	54.8	120.0	175.9
Total current liabilities	669.4	897.0	829.3
Current ratio	1.8 to 1	1.7 to 1	1.6 to 1
Working capital	529.6	616.3	538.9
Bank credit facility	232.3	335.8	318.5
Subordinated debt	90.2	90.6	91.6
Senior notes and other long term debt	344.9	338.5	334.4
Stockholders’ equity	235.8	558.2	214.2

Selected cash flow information:	Six Months Ended September 30,
	2006	2005
Purchase of property and equipment	$ 5.0	$10.8
Proceeds from sale of property and equipment	5.7	11.9
Depreciation and amortization	18.1	21.4

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

         Our working capital decreased from $538.9 million at March 31, 2006 to $529.6 million at September 30, 2006.  Our current ratio was 1.8 to 1 at September 30, 2006 compared to 1.6 to 1 at March 31, 2006.  The decrease in working capital is primarily related to decreases in accounts receivable and inventories and advances on purchases of tobacco partially offset by advances from customers.

          Net cash provided by operating activities was $65.1 million in 2006 compared to $27.6 million in 2005.  The increase in cash provided was primarily due to $12.9 million net income in 2006 compared to a net loss of $101.2 million in 2005.  Cash provided was further increased by a $129.0 million change in accounts receivable and inventories and advances on purchases of tobacco, including the sale of receivables as disclosed in Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements,” a $25.8 million change in deferred items and a $9.8 million net increase in income taxes payable.  The increase in cash provided was partially offset by a $241.6 million change in accounts payable and advances from customers.

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

Condensed Consolidated Statement of Operations
	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in millions)	2006	Increase/ (Decrease)	2005	2006	Increase/ (Decrease)	2005
Sales and other operating revenues	$593.6	$(19.6)	$613.2	$1,087.1	$ 70.8	$1,016.3
Gross profit	103.8	36.9	66.9	181.3	70.4	110.9
Selling, administrative and general expenses	41.0	(4.5)	45.5	80.2	(3.7)	83.9
Other income	2.9	2.6	0.3	3.5	3.0	0.5
Restructuring and asset impairment charges	20.9	19.1	1.8	22.6	5.6	17.0
Debt retirement expense	-	(1.6)	1.6	-	(66.5)	66.5
Interest expense	29.6	(1.2)	30.8	55.1	(0.4)	55.5
Interest income	2.8	-	2.8	2.8	(1.1)	3.9
Derivative financial instruments income	-	(2.7)	2.7	0.3	(2.5)	2.8
Income tax expense (benefit)	9.3	(9.8)	(0.5)	12.8	(32.9)	(20.1)
Equity in net income of investee companies	0.2	0.1	0.1	0.2	0.1	0.1
Minority interests (income)	(0.2)	(0.1)	(0.1)	(0.3)	-	(0.3)
Loss from discontinued operations	(0.8)	13.4	(14.2)	(4.6)	12.3	(16.9)
Cumulative effect of accounting changes,
net of income tax	-	-	-	(0.3)	(0.3)	-
Net income (loss)	$ 8.3	$ 28.8	$ (20.5)	$ 12.9*	$ 114.1*	$ (101.2)

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended			Six Months Ended
	September 30,			September 30,
(in millions, except per kilo amounts)	2006	Increase/ (Decrease)	2005	2006	Increase/ (Decrease)	2005
Tobacco sales and other operating revenues:
Sales and other operating revenues	$587.3	$(19.6)	$606.9	$1,075.6	$67.4	$1,008.2
Kilos	177.1	(28.6)	205.7	323.1	(8.7)	331.8
Average price per kilo	$ 3.32	$ 0.37	$ 2.95	$ 3.33	$0.29	$ 3.04

Processing and other revenues	$ 6.3	$ -	$ 6.3	$ 11.5	$ 3.4	$ 8.1
Total sales and other operating revenues	$593.6	$ (19.6)	$613.2	$1,087.1	$70.8	$1,016.3
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

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (Continued)

Effective tax rates were an expense of 51.4% in 2006 and a benefit of 7.4% in 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  Due to significant separately stated items recorded in the six months ended September 30, 2006 and the rules for tax accounting for multiple jurisdictions found in FIN 18, the effective tax rate reported for the six months ended September 30, 2006 will change during the year.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 85.9% after absorption of discrete items.  The increase in the forecasted income tax rate from the quarter ended June 30, 2006 is due to impairment adjustments recorded in the second quarter for Zimbabwe, Greece and Thailand that do not generate tax benefits.  For the three months ended September 30, 2006, we recorded a specific event adjustment expense of $380 bringing the effective tax rate estimate for the three months ended September 30, 2006 from 49.3% to 51.4%.  During the quarter ended September 30, 2005, adjustments of $1.6 million related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the quarter ended September 30, 2005 from a benefit of 30.0% to 7.4%.

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

Effective tax rates were an expense of 42.7% in 2006 and a benefit of 19.2% in 2005.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  Due to significant separately stated items recorded in the six months ended September 30, 2006 and the rules for tax accounting for multiple jurisdictions found in FIN 18, the effective tax rate reported for the six months ended September 30, 2006 will change during the year.  The Company forecasts the tax rate for the year ended March 31, 2007 will be 85.9% after absorption of discrete items.  The increase in the forecasted income tax rate from the quarter ended June 30, 2006 is due to impairment adjustments recorded in the second quarter for Zimbabwe, Greece and Thailand that do not generate tax benefits.  For the six months ended September 30, 2006, the company recorded a specific event adjustment benefit of $0.5 million bringing the effective tax rate estimated for the six months ended September 30, 2006, of 44.4% to 42.7%.  This specific event adjustment benefit relates primarily to the reduction of tax rates in Turkey and adjustments to certain deferred tax balances.  During the six months ended September 30, 2005, adjustments of $19.4 million related to valuation allowance adjustments as a result of changes in judgment about the ability to realize certain deferred tax assets were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the six months ended September 30, 2005 from a benefit of 37.0% to 19.2%. The Company continuously updates its estimates and forecasts of tax expense and adjusts the effective tax rate accordingly.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange losses in our statements of Operations of $2.1 million and $1.1 million for the three months ended September 30, 2006 and 2005, respectively.  For the six months ended September 30, 2006 and 2005, we have recognized an exchange loss of $0.2 million and an exchange gain of $4.1 million, respectively in our cost of goods and services sold.

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

Alliance One International, Inc. and Subsidiaries

Item 4. Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 16 to the Condensed Consolidated Financial Statements, our Chief Executive Officer, Chief Operating Officer and Chief Financial Officer, with the participation of other members of management, have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of September 30, 2006, and, based on this re-evaluation, have determined that disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that existed at the end of the fourth quarter with respect to accounting for income taxes.

Cash Flow Reporting

Subsequent to the completion of the Quarterly Report on Form 10-Q for the quarter ended June 30, 2006 filed on August 9, 2006 the Company identified classification errors included in the Condensed Statement of Consolidated Cash Flows in its June 30, 2006 Quarterly Report on Form 10-Q.  The details of the restatement are more fully described in Note 15 “Restatement” to the “Notes to Condensed Consolidated Financial Statements” in the Company’s first amended June 30, 2006 Quarterly Report on Form 10-Q/A filed November 9, 2006.  The Company believes this error resulted from insufficient review of the Condensed Consolidated Statements of Cash Flows to determine items are presented in accordance with accounting principles generally accepted in the United States of America.  Management has concluded that these control deficiencies in cash flow reporting constitute a material weakness in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB.  The PCAOB defines a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

Accounting for Income Taxes

Subsequent to the completion of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 filed on November 9, 2006 the Company identified errors in its accounting for income taxes which impact the financial statements in its September 30, 2006 Quarterly Report on Form 10-Q.  The details of the restatement are more fully described in Note 16 in the Notes to Condensed Consolidated Financial Statements.  The Company believes this error resulted from insufficient review of tax workpapers by management on an interim basis.  Management has concluded that these control deficiencies in accounting for income taxes constitute a material weakness in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB.  The PCAOB defines a material weakness in internal controls over financial reporting as “a significant deficiency, or a combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.”

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

In connection with the material weaknesses in internal controls over financial reporting the Company has taken or plans to take the following remedial measures subsequent to September 30, 2006:

Cash Flow Reporting
• The Company trained additional personnel to ensure the adequate preparation and review of quarterly cash flow statements.
• The Company implemented new procedures, which provide more automation in the preparation of the cash flow statement and assists with the facilitation of the review.
-37-

Alliance One International, Inc. and Subsidiaries

Changes in Internal Control Over Financial Reporting (Continued)

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

Item 5. Other Information.

None.

Alliance One International, Inc. and Subsidiaries

Part II. Other Information (Continued)

Item 6. Exhibits.

10.01

Third Agreement To Credit Agreement, dated as of November 8, 2006, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 9, 2006.

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

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

10.01

Third Agreement To Credit Agreement, dated as of November 8, 2006, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006, filed November 9, 2006.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

