Form 10-K
period 2007-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2007-06-22
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2007

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

As of September 30, 2006 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $331 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.  As of May 29, 2007, there were 96,583,000 shares of Common Stock outstanding (no par value), including 7,853,000 shares owned by a wholly-owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 16, 2007) of the registrant is incorporated by reference into Part III hereof.

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

OVERVIEW

Alliance One is one of only two global independent leaf tobacco merchants, each with substantially similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. We select, purchase, process, store, pack and ship tobacco grown in more than 45 countries, serving manufacturers of cigarettes and other consumer tobacco products in more than 90 countries around the world. We process tobacco through a complex mechanized threshing and separating operation and then dry it to meet precise moisture levels in accordance with the customer’s specifications. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers because the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. In an increasing number of important markets, we also provide agronomy expertise for growing leaf tobacco.

          Alliance One holds a leading position in most tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco: the United States, Brazil, Malawi, Turkey, Argentina, India and Thailand. In addition, we process tobacco in more than 50 owned and third party facilities around the world.  We sell our processed tobacco primarily to large multinational cigarette manufacturers, including Philip Morris, Japan Tobacco, British American Tobacco, Altadis, Imperial Tobacco, R. J. Reynolds Tobacco, Gallaher, Lorillard, Eastern and others.

          Alliance One is a Virginia corporation, and our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry and have maintained relationships with many of our major customers for more than 50 years, with some of these relationships beginning in the early 1900s.  Our company was renamed Alliance One International, Inc. on May 13, 2005 concurrent with the merger of Standard with and into DIMON, the third largest and second largest global independent leaf tobacco merchants, respectively. Accordingly, the information contained herein regarding our fiscal year ended March 31, 2005 and for any other time prior to the completion of the merger relates only to DIMON.

Product

The world's large multinational cigarette manufacturers, with one exception, rely primarily on independent leaf tobacco merchants such as Alliance One to supply the majority of their leaf tobacco needs.  Leaf tobacco merchants select, purchase, process, store, pack and ship tobacco and, in a growing number of markets, provide agronomy expertise.  Our revenues are primarily comprised of sales of processed tobacco and fees charged for processing and related services to manufacturers of tobacco products around the world.  Processing and other revenues are less than 5% of our total revenues.  We do not manufacture cigarettes or other consumer tobacco products.

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

Product (Continued)

          As cigarette manufacturers continue to expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to beneficial tariff rates and lower freight costs.  We believe that the international expansion of the large multinational cigarette manufacturers will cause these manufacturers to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices.

Geographic Regions of Operation

We have developed an extensive international network through which we purchase, process and sell tobacco.  We own or have an interest in processing facilities in Argentina, Brazil, India, Tanzania and the United States, the most significant exporters of flue-cured tobacco; Brazil, Malawi and the United States, the leading exporters of burley tobacco, and Kyrgyzstan, Macedonia, Bulgaria and Turkey, the leading exporters of oriental tobacco.  We also have processing facilities in Germany and Indonesia.  We have historically contracted with third parties for the processing of tobacco in certain countries including Argentina, Canada, China, Guatemala, India, Thailand and certain countries of the former Soviet Union.  In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China, India, Indonesia and Thailand.

          We purchase tobacco in more than 45 countries.  During the twelve months ended March 31, 2007, approximately 35%, 12%, 7%, 6%, 6% and 6% of the dollar value of tobacco Alliance One purchased during 2007 was from Brazil, the United States, Argentina, China, Turkey and Malawi, respectively.  The remaining 28% was purchased in more than 39 different countries with no single country accounting for more than 5% of the amount purchased.

          The purchasing, processing, selling and storing of leaf tobacco is similar throughout our business.  However, we maintain regional operating and financial management in North America, South America, Europe, Africa and Asia to monitor our various operations in these areas.  In reviewing these operations, we have concluded that the economic characteristics of South America are dissimilar from the other operating regions.  Based on this fact, we are disclosing South America separately and have aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions.”  Our financial performance is reviewed at this level and these regions represent our operating segments.  See Note N “Segment Information” to the “Notes to Consolidated Financial Statements” for further information.

Purchasing

Tobacco is now primarily purchased directly from growers ("direct contract buying") with small quantities still sold at auction. Prior to the 2004 crop in the United States, flue-cured and burley tobacco crops were purchased at public auction, but these markets have undergone a fundamental change.  In addition to the leaf merchants, a number of our U.S. customers purchase green tobacco directly from the growers. Although our U.S. facilities continue to process the tobacco purchased directly from growers by these customers, we no longer take ownership of that tobacco and no longer record sales revenues associated with its resale.  The majority of our purchases of U.S. flue-cured and burley tobacco are made through the direct contract buying system where we buy the farmer’s entire crop.  With respect to tobacco purchased by us through this system (and to which we still take title), we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract.  As a result, we work closely with our customers in advance of the crop to estimate our customer requirements and use these estimates as the basis to contract tobaccos directly from farmers.  However, this arrangement has increased the possibility that we may accumulate inventories of grades of tobacco that our customers do not need.  When purchases are made from an auction system, tobaccos are purchased primarily to match specific customer orders.

          Principal auction markets include Canada, India and Malawi.  We usually purchase tobacco at those auction markets after receiving specific customer orders or indications of customers' upcoming needs.  Our network of tobacco operations and buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world.  These buyers are experts in differentiating hundreds of grades of tobacco based on customer specifications and preferences that take into account, among other factors, the texture, visual appearance and aroma of the tobacco.

Purchasing (Continued)

          In non-auction markets such as Argentina, Brazil, Bulgaria, China, Greece, Guatemala, Indonesia, Kyrgyzstan, Tanzania, Turkey and Zambia, we purchase tobacco directly from growers or from local entities that have arranged for purchase from growers.  We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders.  Our arrangements with growers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital.  For example, in Brazil, we generally contract to purchase a grower's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered.  Pursuant to these purchase contracts, we provide growers with fertilizer and other materials necessary to grow tobacco and may either directly loan or guarantee Brazilian rural credit loans to growers to finance the crop.  Under longer-term arrangements with growers, we may also finance or guarantee financing on growers' capital assets.   In addition, our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop.  In other non-auction markets, such as Argentina and China, we buy tobacco from local entities that have purchased tobacco from growers and supervise the processing of that tobacco by those local entities.  We believe that our long-standing relationships with our customers are vital to our purchasing operations outside of the auction markets.

Processing

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics.  We own and operate 23 tobacco processing facilities in 14 countries.  Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality.  Accordingly, we have located our processing facilities in proximity to our principal sources of tobacco.

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

          Processed flue-cured and burley tobacco is redried to remove excess moisture so that it can be held in storage by customers or us for long periods of time.  After redrying, whole leaves, bundles, strips or stems and scrap are separately packed in cases, bales, cartons or hogsheads for storage and shipment.  Packed flue-cured and burley tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.  Prior to and during processing, steps are taken to ensure consistent quality of the tobacco, including the regrading and removal of undesirable leaves, dirt and other non-tobacco related material.  Customer representatives are frequently present at our facilities to monitor the processing of their particular orders.  Throughout the processing, our technicians use quality control laboratory test equipment to ensure that the product meets all customer specifications.

          During 2005 and in prior years, we processed tobacco acquired by various stabilization cooperatives under the domestic price support program in the United States.  We derived significant revenues from the fees charged for these processing services, particularly in years when a substantial portion of the domestic tobacco crop is acquired by such cooperatives under the program.  While these revenues were not material to our net sales, they resulted in additional recovery of fixed costs that may be significant to gross profit.  In 2006 and 2007, as a result of the repeal of the federal tobacco price support and quota programs beginning with the 2005 crops under the “The American Jobs Creation Act of 2004,” we processed no stabilization cooperative tobacco.

Customers and Selling Arrangements

Customers

We ship tobacco to manufacturers of cigarettes and other consumer tobacco products located in more than 90 countries around the world.  We ship to international locations designated by these manufacturers.  A majority of the shipments of tobacco are to factories or storage facilities of these manufacturers that are located outside the United States.  In certain countries we also use commissioned agents to supplement our selling efforts.

Customers and Selling Arrangements (Continued)

Customers (Continued)

          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  Of Alliance One’s 2007, 2006 and 2005 sales and other operating revenues, approximately 19%, 18% and 15%, respectively, were to various tobacco customers which are owned by or under common control of Japan Tobacco Inc. and approximately 34%, 34% and 28%, respectively, were to various tobacco customers which are owned by or under common control of Altria Group, Inc.  In 2007, Alliance One delivered approximately 17% of its tobacco sales to customers in the United States, approximately 50% to customers in Europe.  One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia.  In 2007, these Belgium sales accounted for 35% of sales to customers in Europe.  The remaining sales are to customers located in Asia, Africa and elsewhere.

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

          Our normal customer sales terms are either cash against documents, payment against invoice or customer letter of credit.  Most of our sales throughout the world are denominated in U.S. dollars.  While we can receive payment for tobacco sold after we have processed and shipped it, some of the larger customers advance payments to us throughout the buying and processing season as we purchase and process tobacco for the customers' accounts.

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

          In addition to the primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from farmers, and other independent leaf merchants with low fixed costs and overhead who have entered the leaf purchasing and processing business on a local basis.

          Alliance One is one of only two global independent leaf tobacco merchants, with substantially similar global market shares.  We expect to maintain a major position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco and, as a result of our scale, global reach, and financial resources, we believe we are well-suited to serve the needs of all cigarette manufacturers.

Research and Development

We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies.  However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Alliance One Employees

Alliance One’s consolidated entities employed approximately 4,700 persons, excluding seasonal employees, in our worldwide operations at March 31, 2007.  In the U.S. operations, Alliance One’s consolidated entities employed approximately 400 employees at March 31, 2007.  During processing periods the seasonal employees in the United States would number approximately 700.  Most U.S. seasonal employees are covered by collective bargaining agreements.  None of Alliance One’s full-time employees are covered by collective bargaining agreements with the exception of approximately 150 factory personnel.  In the non-U.S. operations, Alliance One’s consolidated entities employed approximately 4,300 persons, excluding approximately 11,900 seasonal employees, at March 31, 2007.  We consider Alliance One’s employee relations to be satisfactory.

Government Regulation and Environmental Compliance

See Item 1A. “Risk Factors” for a discussion of government regulation.  Currently there are no material estimated capital expenditures related to environmental control facilities.

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company’s executive officers as of April 1, 2007 and the capacities in which they serve.  These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
Robert E. Harrison	53	President and Chief Executive Officer

James A. Cooley	56	Executive Vice President - Chief Financial Officer

Hilton Kappaun	47	Executive Vice President – Global Operations

J. Pieter Sikkel	43	Executive Vice President – Business Strategy and Relationship Management

Henry C. Babb	62	Senior Vice President - Chief Legal Officer and Secretary

Michael K. McDaniel	57	Senior Vice President - Human Resources

William D. Pappas	54	Senior Vice President - Chief Information Officer

The business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Robert E. Harrison has served as President and Chief Executive Officer since January 2007 and served as President and Chief Operating Officer of Alliance One International, Inc. from May 2005 to January 2007.  Previously, he was President and Chief Executive Officer of Standard Commercial Corporation from August 1996, and its Chairman from August 2003 to May 2005.

James A. Cooley has served as Executive Vice President - Chief Financial Officer of Alliance One International, Inc. since May 2005.  Previously, he served as Senior Vice President - Chief Financial Officer of DIMON Incorporated from March 1999 to May 2005.

Hilton Kappaun has served as Executive Vice President – Global Operations since April 2007.  Previously, he served as Regional Director of South America for Alliance One International, Inc from May 2005 to April 2007 and served as Regional Executive of South America for DIMON Incorporated from January 2002 to May 2005.

J. Pieter Sikkel has served as Executive Vice President – Business Strategy and Relationship Management since April 2007.  Previously, he served as Regional Director of Asia for Alliance One International, Inc from May 2005 to April 2007, Senior Vice President of Asia for Standard Commercial Corporation from April 2004 to May 2005 and Regional Manager of Asia from 1999 to April 2004.

Henry C. Babb has served as Senior Vice President - Chief Legal Officer and Secretary of Alliance One International, Inc. since May 2005.  Previously, he served as Senior Vice President - Public Affairs, General Counsel and Secretary of Standard Commercial Corporation from April 2004 to May 2005 and served as Secretary from June 1998 to April 2004.

Michael K. McDaniel has served as Senior Vice President - Human Resources of Alliance One International, Inc. since May 2005.  Previously, he served as Senior Vice President - Human Resources of Standard Commercial Corporation from April 2004 to May 2005 and served as Vice President - Human Resources from June 1997 to April 2004.

William D. Pappas has served as Senior Vice President - Chief Information Officer of Alliance One International, Inc. since May 2005.  Previously, he served as Chief Information Officer of DIMON Incorporated from December 2004 to May 2005 and served as Vice President - Chief Technology Officer from October 2001 to December 2004.

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

Risks Relating to Our Operations

Global shifts in sourcing customer requirements may negatively impact our organizational structure and asset base.

The global leaf tobacco industry is experiencing shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred and may continue to occur in the United States, Zimbabwe and Western Europe from historical levels. At the same time, production volumes in other sourcing origins, such as Brazil and other areas of Africa, are stabilizing. A shift in sourcing origins in Europe is influenced by modifications to the tobacco price support system in the European Union (EU). The Agricultural Counsel of the EU implemented changes in the quota and volume programs across the EU that may result in material reductions in production volumes in certain EU countries in the future. The implementation of these new programs will vary significantly by each EU country. Customer requirements are changing due to these variations in production, therefore influencing our ability to plan effectively for the longer term in Europe.

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

          Further, the timing and unpredictability of customer indications, orders and shipments cause us to keep tobacco in inventory, increase our risk and result in variations in quarterly and annual financial results. The timing of shipments can be materially impacted by shortages of containers and vessels for shipping as well as infrastructure and accessibility issues in ports we use for shipment. For example, shortages in shipping containers was a major factor in shipping delays in Brazil during our 2006 fiscal year. In the current fiscal year, infrastructure and accessibility issues have materially delayed shipments from the African port of Beira, from which we ship much of the tobacco we source in Malawi and other African origins.  We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product. Since individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers’ needs and shipping instructions. These fluctuations result in varying volumes and sales in given periods, which also reduces your ability to compare our financial results in different periods or in the same periods in different years.

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Operations (Continued)

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

          Approximately 19%, 18% and 15%, respectively, of our consolidated tobacco sales in 2007, 2006 and 2005, were to various tobacco customers which are owned by or under common control of Japan Tobacco Inc. and approximately 34%, 34% and 28%, respectively, were to various tobacco customers which are owned by or under common control of Altria Group, Inc. No other customer accounts for more than 10% of our sales.

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

          We have expanded our international operations in areas where the export of tobacco has increased due to increased demand for lower priced tobacco. We have significant investments in our purchasing, processing and exporting operations in Argentina, Brazil, Malawi, Tanzania and Turkey.

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

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Operations (Continued)

We face increased risks of doing business due to the extent of our international operations. (Continued)

          Zimbabwe remains in a period of civil unrest and has a deteriorating economy.  At March 31, 2006, as a result of the political environment, economic instability, foreign currency controls and governmental regulations, we deconsolidated our subsidiaries and recorded an impairment charge of $47.9 million to reduce our investment in Zimbabwe to its estimated fair value. Governmental authorization is required before any dividends can be paid from a Zimbabwe operation. Our Zimbabwe operations had tried unsuccessfully to pay dividends in prior years due to certain unattainable criteria set by the Reserve Bank of Zimbabwe and the government not granting the necessary authorizations. We do not consider any further dividends from our Zimbabwe subsidiary in the near future a possibility. Current economic and political conditions continued to decline in fiscal 2007 as inflation, lending rates and investment rates have deteriorated. General farming operations are being negatively impacted by the lack of foreign exchange to buy crop inputs and fuel. As a result, several significant operational changes were made including the closure of the Zimbabwe processing factory, outsourcing the 2006 crop tobacco processing and a significant reduction in permanent personnel. During fiscal 2007, we evaluated the fair value of the Zimbabwe operations and determined that the net investment in the Zimbabwe operations exceeded the estimated fair value. Accordingly, we recorded an additional non-cash impairment charge of $13.2 million to write down the net investment in the Zimbabwe operations to zero.

          Farmers in Malawi have recently protested the current crop auction pricing levels. Any disruption in the marketing of the crop in Malawi would have a significant impact on world supply of burley tobacco and on our financial results.

          We are subject to potentially inconsistent actions by the governments of certain foreign countries in which we operate which may have significant impact on our financial results. In 2006, our concession to promote tobacco production in the Chifunde district of Mozambique was terminated by the government. We assessed our remaining Mozambique operations without the Chifunde district and determined that it was not in our economic interest to remain in Mozambique without this strategic district. Consequently, we discontinued our operations within Mozambique after the 2006 crop.

Our exposure to changes in foreign tax regimes could adversely impact our business.

We do business in countries that have tax regimes in which the rules are not clear, are not consistently applied and are subject to sudden change. This is especially true with regard to international transfer pricing. Our earnings could be reduced by the uncertain and changing nature of these tax regimes.

          Effective January 1, 2005, the government of Rio Grande do Sul, the state in which our subsidiaries operate in Brazil, adopted changes in their Imposto Sobre Circulacao de Mercadorias e Servicos (“ICMS”), a tax on the transfer of goods and services between states within Brazil. Prior to this change, our transfers of leaf tobacco and processed tobacco inventory between states in Brazil was taxed, but these transfers generated tax credits that were used to offset ICMS tax obligations or were transferred to third parties. Pursuant to the change, the credits generated from the payment of ICMS taxes could not be used to reduce the overall tax exposure by third parties by more than 10% of the generating company’s tax liability in any tax year, severely reducing the ability to sell excess tax credits to others. In conjunction with this change, we recorded a reserve against the $25.1 million of ICMS credits recorded as a receivable as of March 31, 2006. This reserve remained as we entered into negotiations with the government of Rio Grande do Sul.

          Effective on May 23, 2006, we entered into an agreement with the government of Rio Grande do Sul which provided for the sale of a certain amount of ICMS credits each month through 2011. Based on our evaluation of the agreement and the ability to sell ICMS credits to third parties each month, the reserve was reversed during the quarter ended June 30, 2006 as it related to inventory that had already been sold.

          On January 1, 2007, a new government took office in the state of Rio Grande do Sul. The government requested a review of the terms to the agreement entered into in May 23, 2006. In March 2007, we renegotiated the terms related to the ICMS credits that the government will allow to be sold to third parties on a monthly basis.

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

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Operations (Continued)

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.  (Continued)

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

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 requires us to establish reserves for uncertain tax positions if it is not “more likely than not” that we will prevail on the merits if audited and challenged. FIN 48 will be applicable to us beginning April 1, 2007. The effect of FIN 48 is being reviewed, and it could have a material impact on our financial performance because we do business in countries that do not have clear tax rules concerning transfer pricing and other tax matters. This lack of clarity in the tax rules creates uncertainty which cannot be easily analyzed or predicted. As a result, we may have tax presence liabilities that could give rise to accruals under FIN 48 that will never reverse.

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Operations (Continued)

Our adoption and application of certain standards in financial accounting could cause our annual and quarterly financial results to vary and will reduce your ability to gauge our performance, increasing the risk of an investment in our securities. (Continued)

          In addition, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” effective July 1, 2002. As a result of adoption of SFAS No. 142, we no longer amortize goodwill. However, if we determine that there has been a material impairment to goodwill, we will recognize the amount of that impairment as a charge to earnings in the applicable reporting period.  As a result of certain reporting units failing Step 1 during our 2006 annual test for impairment of goodwill, we measured the impairment loss, if any, by comparing the implied fair value of the reporting unit with the carrying amount of goodwill (Step 2). The fair value of the reporting unit was estimated using the expected present value of future cash flows. Based on this analysis we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter of fiscal 2006 related to the operating segments of North America and South America.

Risks Relating to Our Capital Structure

We may not have access to available capital to finance our local operations in non-U.S. jurisdictions.

We have typically financed our non-U.S. local operations with uncommitted short term operating credit lines at the local level. These operating lines are typically seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans or demand payment of outstanding loans at any time. In addition, each of these operating lines must be renewed with each tobacco crop season in that jurisdiction. Although our foreign subsidiaries are the borrowers under these lines, many of them are guaranteed by us.

          As of March 31, 2007, we had approximately $179.1 million drawn and outstanding on foreign seasonal lines totaling $485.2 million. Additionally against these lines there was $12.8 million available in unused letter of credit capacity with $17.8 million issued but unfunded.

          Because the lenders under these operating lines typically have the right to cancel the loan at any time and each line must be renewed with each crop season, there can be no assurance that this capital will be available to our subsidiaries. If a number of these lenders cease lending to our subsidiaries or dramatically decrease such lending, it could have a material adverse affect on our liquidity.

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

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Capital Structure (Continued)

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on the notes and subjecting us to additional risks.

We have a significant amount of indebtedness and debt service obligations. As of March 31, 2007, we had approximately $911.0 million of indebtedness. In addition, the indenture governing the notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.

          Our substantial debt will have important consequences, including:

•

that our indebtedness may make it more difficult for us to satisfy our obligations with respect to the notes and our other obligations;

•

that our indebtedness may limit our ability to obtain additional financing on satisfactory terms and to otherwise fund working capital, capital expenditures, debt refinancing, acquisitions and other general corporate requirements;

•

that a significant portion of our cash flow from operations must be dedicated to paying interest on and the repayment of the principal of our indebtedness. This reduces the amount of cash we have available for making principal and interest payments under the notes and for other purposes and makes us more vulnerable to a decrease in demand for leaf tobacco, increases in our operating costs or general economic or industry conditions;

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

          In addition, the indenture governing the notes and our senior secured credit facility each contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Also, a substantial portion of our debt, including borrowings under our senior secured credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the notes will restrict, but will not completely prohibit, us from doing so. Our senior secured credit facility provides for a $240.0 million revolving credit line. There were no borrowings under this facility at March 31, 2007. If new debt is added to our current debt levels, the related risks we now face could intensify.

The indentures governing the notes and our senior secured credit facility contain, and in the future could contain additional, covenants and tests that limit our ability to take actions or cause us to take actions we may not normally take.

The indentures governing the notes and our senior secured credit facility contain a number of significant covenants. These covenants limit our ability to, among other things:

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

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Capital Structure (Continued)

The indentures governing the notes and our senior secured credit facility contain, and in the future could contain additional, covenants and tests that limit our ability to take actions or cause us to take actions we may not normally take. (Continued)

          Our senior secured credit facility and the indentures require us to meet certain financial tests. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take. The failure to comply with these covenants and tests would cause a default under the credit facility and, under the indenture, would prevent us from taking certain actions, such as incurring additional debt, paying dividends or redeeming senior notes or subordinated debt. A default, if not waived, could result in the debt under our senior secured credit facility and the indenture becoming immediately due and payable and could result in a default or acceleration of our other indebtedness with cross-default provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.

We have had to obtain waivers and amendments under our existing financing arrangements to avoid future defaults or cure past defaults.

In the recent past, we have sought and obtained waivers and amendments under our existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants. We also paid significant fees to obtain these waivers and consents.

          From October 28, 2005 to March 31, 2007, we amended our senior secured credit facility on six separate occasions.  We sought these amendments to relax certain financial covenants and negative covenants, to enable us to engage in previously restricted sales of assets and to refinance our outstanding senior notes.

          In October 2004, we determined that defaults had occurred under the limitation on restricted payments covenant in the indentures relating to both our then outstanding $200.0 million 9 5/8% senior notes due 2011 and $125.0 million 7 3/4% senior notes due 2013, and that, by definition, the defaults under these indentures created automatic defaults under our $650.0 million syndicated credit facility then in effect and under certain operating lines of credit. The defaults related to the determination of amounts available to make certain restricted payments under these senior notes indentures. We solicited and, on November 1, 2004 obtained, consents from the holders of our notes to a waiver of the defaults under the senior notes indentures and an amendment of the related covenants to allow additional time to bring our operations into compliance.

          You should consider the matters described above in evaluating our ability to comply with restrictive covenants in our debt instruments and the financial costs of our ability to do so.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including the notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the notes, on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our senior secured credit facility or the notes, on commercially reasonable terms or at all.  Additionally, to the extent permitted under our senior secured credit agreement and indentures, we may repurchase, repay or tender for our bank debt, senior notes or senior subordinated notes, which may place pressure on future cash requirements to the extent that the debt repurchased, repaid or tendered cannot be redrawn.

Risks Relating to the Tobacco Industry

Reductions in demand for consumer tobacco products could adversely affect our results of operations.

The tobacco industry, both in the United States and abroad, continues to face a number of issues that may reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows and financial condition.

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to the Tobacco Industry (Continued)

Reductions in demand for consumer tobacco products could adversely affect our results of operations. (Continued)

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

•

other tobacco product legislation that may be considered by Congress, the states, municipalities and other countries; and

•

the impact of consolidation among multinational cigarette manufacturers.

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

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to the Tobacco Industry (Continued)

Legislative and regulatory initiatives could reduce consumption of consumer tobacco products and demand for our services. (Continued)

          Reports with respect to the harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. More recent reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking in adolescence.

          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in May of 2003, the World Health Organization adopted a treaty, the Framework Convention for Tobacco Control, which requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers. The treaty will take effect after forty countries ratify it and must be implemented by national laws in the ratifying nations. To date, 168 parties have signed the treaty, and 144 countries are parties to the treaty.

          Due to the present regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales may not continue and that existing sales may decline.

We have been, and continue to be, subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying practices.

The leaf tobacco industry, from time to time, has been the subject of government investigations regarding trade practices. For example, in 1998 we were the subject of an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry. More recently, we were named defendants in the DeLoach, et al. v. Philip Morris Companies Inc. et al., antitrust class action litigation alleging a conspiracy to rig bids in the tobacco auction markets. We, along with all but one of the other defendants, entered into a settlement agreement with the plaintiffs which received final approval, and which accorded us a full release from all the claims. In exchange for such settlement, we contributed $13.0 million towards a larger total settlement agreement.

          Since October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries. Our subsidiaries in Spain, Italy and Greece have been subject to these investigations. In 2004, the EC fined us and our Spanish subsidiaries €4.4 million ($5.7 million) solely relating to the investigations in Spain. In respect of the Italian investigation, in October 2005, the EC announced that we and Mindo (our former subsidiary) have been assessed a fine in the aggregate amount of €10.0 million ($12.0 million) and that, in addition, we and Transcatab, a subsidiary of Standard prior to its merger into DIMON, have been assessed a fine in the aggregate amount of €14.0 million ($16.8 million). Several tobacco processors, growers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56.0 million ($67.0 million), inclusive of the fines imposed on us and our subsidiaries. We, along with the applicable subsidiaries, have appealed the decisions of the EC with respect to Spain and Italy to the Court of First Instance of the EC for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

          In March 2005, the EC informed us that it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices. In relation to these investigations into certain tobacco buying and selling practices, the DGCOMP could decide to pursue investigations into other countries and additional fines may be assessed in those countries.

          We have recently been made aware of a review by the Malawi Government of the operation of its tobacco auction markets. Although the Government’s preliminary report suggests that there may have been violations by the leaf dealer industry of certain Malawi competition laws, the review is at an early stage and it is not possible to predict its outcome or its possible impact on us. We will continue to cooperate with the relevant authorities and are conducting our own internal investigation.

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to the Tobacco Industry (Continued)

We have been, and continue to be, subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying practices. (Continued)

          In March 2004, we discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia. The Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts. That investigation revealed that, although the amounts involved were not material and had no material impact on our historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act. In May 2004, we voluntarily reported the matter to the U.S. Department of Justice. Soon thereafter, we closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in our filings with the SEC. In August 2006, we learned that the SEC has issued a formal order of investigation of us and others to determine if these or other actions may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder. We are cooperating fully with the SEC with respect to the investigation. If the U.S. authorities determine that there have been violations of federal laws, they may seek to impose sanctions on us that may include, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices. It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose. It is also not possible to predict how the government’s investigation or any resulting sanctions may impact our business, results of operations or financial performance. Any monetary penalty assessed may be material to our results of operations in the quarter in which it is imposed.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2007.

Corporate

Our corporate headquarters are located in Morrisville, North Carolina.

Facilities

We own a total of 23 processing facilities in 14 countries.  We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season.  While we believe our processing facilities have been efficiently utilized, we continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco.  We also believe our domestic processing facilities and certain foreign processing facilities have the capacity to process additional volumes of tobacco if required by customer demand.

          The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE	AREA IN SQUARE FEET

SOUTH AMERICA SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE	1,378,000
SANTA CRUZ, BRAZIL	FACTORY/STORAGE	2,111,000
VERA CRUZ, BRAZIL	STORAGE	311,000
EL CARRIL, ARGENTINA	FACTORY/STORAGE	389,000

OTHER REGIONS SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE	1,618,000
FARMVILLE, N.C.	FACTORY/STORAGE	895,000
DANVILLE. VA	STORAGE	907,000

AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE	1,662,000
MOROGORO, TANZANIA	FACTORY/STORAGE	741,000

EUROPE
IZMIR, TURKEY	FACTORY/STORAGE	1,431,000
THESSALONIKI, GREECE	FACTORY/STORAGE	378,000
KARLSRUHE, GERMANY	FACTORY/STORAGE	236,000

ASIA
NGORO, INDONESIA	FACTORY/STORAGE	324,000

ITEM 3.    LEGAL PROCEEDINGS

In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act (the “FCPA”).  In May 2004, the Company voluntarily reported the matter to the U.S. Department of Justice.  Soon thereafter, the Company closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in its filings with the U.S. Securities and Exchange Commission (the “SEC”).  In August 2006, the Company learned that the SEC had issued a formal order of investigation of the Company and others to determine if these or other actions may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  The Company is cooperating fully with the SEC with respect to the investigation.

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

	Alliance One Common Stock
	High	Low	Dividends Declared
Year Ended March 31, 2007
Fourth Quarter	$9.35	$6.75	$.000
Third Quarter	7.31	3.97	.000
Second Quarter	4.41	3.57	.000
First Quarter	4.95	3.57	.000

Year Ended March 31, 2006
Fourth Quarter	$5.06	$3.59	$.000
Third Quarter	4.32	2.16	.000
Second Quarter	6.30	3.28	.030
First Quarter	6.80	5.61	.075

          As of March 31, 2007, there were approximately 7,612 shareholders, including approximately 6,364 beneficial holders of our common stock.

          The payment of dividends by Alliance One is subject to the discretion of our board of directors and will depend on business conditions, compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations and other factors.

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
                   STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

Alliance One International, Inc. Comparison of Cumulative Total Return to Shareholders

The following line graph and table presents the cumulative total shareholder return of a $100 investment including reinvestment of dividends and price appreciation over the last five years in each of the following: Alliance One International, Inc. (AOI) common stock, the S&P 500 Index, the S&P 600 Small Cap Index and an index of peer companies. The sole company in the peer group is Universal Corporation (UVV).

COMPARISON OF 5-YEAR CUMULATIVE TOTAL RETURN AMONG ALLIANCE ONE INTERNATIONAL, INC., S&P 500 INDEX, S&P SMALLCAP 600 AND CUSTOM PEER GROUP INDEX

DOLLARS
225
200
175
150
125
100
75
50
25
0
6/30/02
6/30/03
3/31/04
3/31/05
3/31/06
3/31/07
ALLIANCE ONE INTERNATIONAL, INC.
CUSTOM PEER GROUP
S&P 500 INDEX
S&P SMALLCAP 600

ASSUMES $100 INVESTED ON JUNE 30, 2002
ASSUMES DIVIDEND REINVESTED
FISCAL YEAR ENDING MAR. 31, 2007

Cumulative Total Return

	Fiscal Year Ending
	6/30/02	6/30/03	3/31/04	3/31/05	3/31/06	3/31/07

Alliance One International, Inc.	$100.00	$107.97	$110.55	$102.14	$ 80.97	$153.78

Custom Peer Group	$100.00	$119.76	$147.53	$137.32	$114.75	$200.07

S&P 500	$100.00	$100.25	$117.39	$125.25	$139.93	$156.49

S&P Small Cap 600	$100.00	$ 96.42	$125.87	$142.34	$176.60	$185.95

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

EQUITY COMPENSATION PLAN INFORMATION as of March 31, 2007

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (1)

Equity Compensation Plans Approved by Security Holders	2,798,831	6.94	1,768,724

Equity Compensation Plans Not Approved by Security Holders	0	Not Applicable	0

Total	2,798,831	6.94	1,768,724

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

ITEM 6.    SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS

Alliance One International, Inc. and Subsidiaries

The information presented in the table below includes periods ending prior to the completion of our merger with Standard Commercial Corporation on May 13, 2005.  Accordingly, the information presented does not include any results of operations or other information related to Standard for periods ending March 31, 2005, nine months ended March 31, 2004 and June 30, 2003.

				Nine Months
	Years Ended March 31,			Ended	Year Ended
(in thousands, except per share amounts and number of stockholders)	2007	2006	2005	March 31, 2004 (5)	June 30, 2003
Summary of Operations
Sales and other operating revenues	$1,979,078	$2,112,685	$1,300,118	$ 797,525	$1,194,960
Goodwill impairment	-	256,916	-	-	-
Restructuring and asset impairment
charges	29,773	85,411	2,836	16,398	-
Debt retirement expense	3,860	66,474	-	-	-
Income (loss) from continuing operations	(2,615)	(423,342)	24,441	(17,511)	28,482
Loss from discontinued operations	(18,730)	(24,104)	(11,153)	(15,357)	(425)
Net income (loss)	(21,597)	(447,446)	13,288	(32,868)	28,057

Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(.03)	$(5.21)	$.55	$(.40)	$.64
Loss from discontinued operations	(.22)	(.30)	(.25)	(.33)	(.01)
Net income (loss)	(.25)	(5.51)	.30	(.73)	.63

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$(.03)	$(5.21)	$.54	$(.40)	$.63
Loss from discontinued operations	(.22)	(.30)	(.25)	(.33)	(.01)
Net income (loss) (1)	(.25)	(5.51)	.29	(.73)	.62

Cash dividends paid	-	.105	.30	.225	.275
Book value	2.55	2.46	9.13	9.19	10.16

Balance Sheet Data
Working capital	$ 531,983	$ 538,913	$ 473,063	$ 426,605	$ 444,401
Total assets	1,653,872	1,904,124	1,404,059	1,357,404	1,353,152
Long-Term Debt	726,625	744,494	486,412	421,009	424,897
Stockholders’ equity	225,546	214,187	414,312	414,885	454,573

Other Data
Ratio of Earnings to Fixed Charges (2)	1.12	-	1.65	-	1.75
Common shares outstanding at year end (3)	96,467	94,963	45,368	45,162	44,737
Number of stockholders at year end (4)	7,612	7,658	7,641	5,945	5,946

1)   For the year ended March 31, 2005, the nine months ended March 31, 2004 and the year ended June 30, 2003 the assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share. In connection with the closing of the merger with Standard many of the Company’s financing arrangements were refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  For the years ended March 31, 2007, March 31, 2006 and the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

2)   In 2006 and 2004, fixed charges exceeded earnings by approximately $442,087 and $17,312 respectively.

3)   The years ended March 31, 2007 and March 31, 2006 include 7,853 shares owned by a wholly-owned subsidiary. This subsidiary does       not receive dividends on these shares and it does not have the right to vote.

4)   Includes the number of stockholders of record and non-objecting beneficial owners.

5)   In June 2003, we changed our fiscal year to March 31.  As a result of this change, we reported a nine month transition year ending       March 31, 2004.

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

Financial Results

Current year operating results improved significantly from the prior year, although increases in current year gross margin were eroded by the strength of local currencies against the U.S. dollar and farmer debt costs in certain areas, particularly in Brazil. Selling, administrative and general expenses continue to benefit from the continued focus on delivering the merger savings and from the deconsolidation of Zimbabwe operations and remain in line with a normalized run rate for the year. We had appropriate additional restructuring charges during the year as we completed the merger integration plan and continued to refine our operational footprint. Additional impairment charges were reflected relative to the deconsolidated Zimbabwe operations and closure of non-core business in Europe and Asia while we also took material charges to complete our exit from the Italian market. Overall, our 2007 fiscal year results demonstrated successful execution of our strategy.

Liquidity and Debt Refinancing

During the year we sold non-core assets and used the proceeds to further deleverage the balance sheet, which in turn reduced interest costs. We will continue these efforts in 2008, with particular attention paid to application of free cash flow for further debt reduction.  We maintain appropriate levels of liquidity throughout the year utilizing long term commitments augmented by various international banking relationships for our continued seasonal credit needs.

          On March 7, 2007 we initiated the first phase of our balance sheet partial refinancing by issuing $150.0 million of new 8.5% Senior Notes due May 15, 2012 with a 0.5% original issue discount to yield 8.625%. Proceeds from the issuance were utilized to make prepayments on our term loans under the May 13, 2005 $650.0 million Senior Secured Credit Agreement. Following the 8.5% Senior Note issuance, on March 30, 2007, we completed the final phase, refinancing outstanding term loans and remaining commitments under our $650.0 million Senior Secured Credit Agreement with a new $385.0 million Credit Agreement. Under the terms of the new credit agreement, we have a three and one half year $240.0 million revolving credit facility and a four year $145.0 million Term Loan B. There were no outstanding loans or issued but unfunded letters of credit under the $240.0 million revolver as of March 31, 2007. The partial refinancing eliminated over $266.8 million in required amortization over the next three years and reduced our future debt carrying cost with lower pricing. Subsequent to the year end, we made an additional optional prepayment on the Term Loan B of $50.0 million.

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

          As a result of the merger of DIMON and Standard that we completed in May 2005, we have realized more than $115.0 million in annual pre-tax cost savings through the rationalization of processing capacity and the elimination of duplicative regional and corporate overhead and we now view the original merger integration plan as complete except for the sale of certain long-lived assets. In addition to these cost savings, we have realized improved operating efficiencies by leveraging our expertise and capabilities and spreading combined volumes over a streamlined asset base.  The focus on cost savings and operating efficiencies over the last two years has better positioned us to serve and grow with our customers as they respond to global industry conditions.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Executive Overview (Continued)

Outlook (Continued)

          We have now transitioned the combined operations of both predecessor companies and created a truly unified and integrated Alliance One with an unswerving focus on our core business. We have exerted tremendous efforts in order to complete the systematic exiting of marginal and/or unprofitable origins or businesses.  Most of our initiatives and actions were begun in fiscal 2006 and the integration process was substantially completed in fiscal 2007. We will continue to refine our footprint and we are dedicated to further improving the company’s performance in fiscal 2008.

          Our focus in fiscal 2007 has been on profit improvement and debt reduction, and we have shown notable success in both areas.   Our focus in fiscal 2008 will be on continued profit improvement and debt reduction.  The former will come from a combination of cost reductions, efficiency improvements and improved pricing, while the latter will be achieved through aggressive working capital management to reduce the operating cycle, including reduced leaf production in certain key origins to minimize inventory and investments.

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

Operating Environment

Global

As previously stated, current trends remain toward a balance of supply and demand, though there are indications of increased demand for better quality burley tobaccos due to weather related crop shortfalls in certain African markets. We expect additional near term downward production adjustments to be made in the South American markets in response to the higher than anticipated current yields, achieved this crop cycle. Currency pressures remain a concern in most of the tobacco supply markets while crop yield and quality issues impacted by uncertain climatological conditions remain a challenge in many of the offshore markets. Continued attention to market fundamentals, particularly to responsible growing practices, quality product, service and valued delivery remain a core focus for the Company as we deal with these factors.

South America

We consider this region to be a key area in tobacco leaf production with Brazil as our largest source country in terms of volume and revenue.  The Brazil 2006 crop marketed during fiscal 2007 was of poor quality due to adverse weather related growing conditions which resulted in higher levels of uncommitted inventory remaining at March 31, 2007 and related market valuation adjustments and a higher provision for grower bad debt.  The continued appreciation of the Brazilian real has increased costs by approximately 20% again this year.  While sales prices for the 2006 crop increased, they do not offset the higher costs of both the 2005 and 2006 crops.  The 2007 crop is a better quality crop but it will be impacted by the continuing currency appreciation as well.  We are evaluating various alternatives to mitigate these cost increases.  In fiscal 2007, we reached an agreement with the government of Rio Grande do Sul, the state in which our subsidiaries operate in Brazil in which we recovered a substantial amount of trade taxes that had been recorded as costs in fiscal 2006.  These taxes are not a cost component in fiscal 2007.  Argentina remained a stable operating environment even though margins were negatively impacted by inflation.

Asia

The Asian region experienced several operating challenges this year.  All areas experienced diminished volumes but increased domestic demand.  The increased demand resulted in higher prices which were also impacted by strong local currencies.  However, these challenges also provided opportunities including increased oriental trading volumes, new processing arrangements and increased processing volumes in Indonesia.  As a whole, the importance of the Asian region continues to increase as a supply source for our global customers particularly as they expand their cigarette manufacturing operations into the region.  In Indonesia, Thailand and India, we purchase and process tobacco through our own or joint venture operations. In other areas of Asia, we supervise the purchase and processing of tobacco in conjunction with operations owned by governmental and other third parties.  We continue to expand the scope of our operations as the demand for Asian origin leaf continues to rise. Increased oriental crop sizes in China, India and Thailand coupled with a new crop development project in Indonesia are expected to act as key drivers for future growth in the Asian region.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Operating Environment: (Continued)

North America

The post-quota buyout era continues to evolve in the U.S. market and it is now virtually 100% direct contract purchasing as the traditional auction system has all but disappeared.  Tobacco production continues to be concentrated in the traditional growing areas even though controls on volume, location and support price have been removed.  The market remains substantially limited to domestic customers, as traditional foreign buyers have significantly reduced or eliminated U.S. grown leaf tobaccos from their product blends.  As a result, our U.S. operations are increasingly focused on providing processing services to domestic manufacturers and providing value added products and services as manufacturers outsource segments of their business. Our Canadian and Guatemalan operations continue to contribute to the region’s profitability.

Africa

Over the last three seasons, low yields in burley and dark-fired tobaccos across the region have resulted in reduced volumes.  As a result, the African markets have opened with strong demand for burley and dark-fired tobaccos.  Customer demand is strong for African flue-cured tobacco for its quality as well as a solution for customer dependency on other origins.  Customer support remains strong throughout the region despite the affect on the business climate of political campaigning for presidential or local government elections around the region.  Poverty, HIV, malaria and malnutrition are the main targets for eradication and are invariably linked to grower returns for agricultural products, particularly tobacco.  In April 2007, we signed an agreement to sell one of our two factories in Malawi in early 2008.  We anticipate that such sale, if consummated, will serve to futher streamline our African operations and provide increased efficiencies and cost reductions.

Europe

In the EU flue-cured and burley markets, the reform to the Common Agricultural Policy (CAP) support for tobacco has effected subsidy payments to growers.  As a result, we sold our operations in Spain and closed our processing facility in Greece.  We believe there could be further material reductions in tobaccos grown in Western Europe and we continue to evaluate our position in these markets.  However, we will remain active in the EU flue-cured and burley markets as required to satisfy our customer requirements.  We believe that Turkey continues to be the most important oriental tobacco market.  Due to adverse growing conditions experienced in 2006, the oriental crops grown primarily in the Balkan areas, which are in the process of being purchased, have been reduced.  However, with renewed interest from farmers and customers, we anticipate a return to reasonable volumes in the coming season.  Oriental crop sizes are in alignment with demand and government-held stocks, in Turkey and in Bulgaria, are declining.  Opportunities within our operations in the semi-oriental market continue to contribute to the development of the region and serve our customers.  We believe we have a strong presence in all the important oriental and semi-oriental markets.  Our European operations are continuously evaluated in order to achieve improved efficiencies and cost reductions.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Condensed Consolidated Statement of Operations
	Twelve Months Ended March 31,
		Change			Change
(in millions)	2007	$	%	2006 (1)	$	%	2005 (1)
Sales and other operating revenues	$1,979.1	$(133.6)	(6.3)	$2,112.7	$ 812.6	62.5	$1,300.1
Gross profit	295.7	71.0	31.6	224.7	30.1	15.5	194.6
Selling, administrative and general expenses	158.3	(5.8)	(3.5)	164.1	39.7	31.9	124.4
Other income	6.1	3.6		2.5	(2.8)		5.3
Goodwill Impairment	-	(256.9)		256.9	256.9		-
Restructuring and asset impairment charges	29.8	(55.6)		85.4	82.6		2.8
Debt retirement expense	3.9	(62.6)		66.5	66.5		-
Interest expense	105.6	(3.0)		108.6	55.8		52.8
Interest income	8.6	1.5		7.1	2.7		4.4
Derivative financial instruments income	0.3	(4.8)		5.1	(8.0)		13.1
Income tax expense (benefit)	16.1	33.6		(17.5)	(30.6)		13.1
Equity in net income of investee companies	1.0	-		1.0	0.9		0.1
Minority interests (income)	0.7	0.9		(0.2)	(0.1)		(0.1)
Loss from discontinued operations	(18.7)	5.4		(24.1)	(12.9)		(11.2)
Cumulative effect of accounting changes, net of income tax	(0.3)	(0.3)		-	-		-
Net income (loss)	$ (21.6)*	$ 425.8		$ (447.4)*	$ (460.7)*		$ 13.3

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Twelve Months Ended March 31,
		Change			Change
(in millions, except per kilo amounts)	2007	$	%	2006 (1)	$	%	2005 (1)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$ 1,909.3	$ (147.8)	(7.2)	$2,057.1	$ 789.3	62.3	$1,267.8
Kilos	584.9	(80.5)	(12.1)	665.4	255.1	62.2	410.3
Average price per kilo	$ 3.26	$ 0.17	5.5	$ 3.09	$ 0.00	0.0	$ 3.09
Processing and other revenues	69.8	14.2	25.5	55.6	23.3	72.1	32.3
Total sales and other operating revenues	$ 1,979.1	$ (133.6)	(6.3)	$2,112.7	$ 812.6	62.5	$1,300.1

(1)  The merger of DIMON and Standard was completed May 13, 2005, which was during the first quarter of fiscal       2006. As a result, total revenues and expenses for the twelve months ended March 31, 2006 exclude Standard’s       results from April 1to May 13, 2005.  Total revenues and expenses for the twelve months ended March 31, 2005 are       DIMON only.

          For the fiscal year ended March 31, 2006, functional and operational integration activities made differentiation between former DIMON and former Standard results difficult which impairs the comparability of fiscal years 2006 and 2005 results.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2007 to the Year Ended March 31, 2006

Sales and other operating revenues.  The decrease of 6.3% from $2,112.7 million in 2006 to $1,979.1 million in 2007 is the result of a 12.1% or 80.5 million kilo decrease in quantities sold, offset by a 5.5% or $0.17 per kilo increase in average sales prices and a 25.5% or $14.2 million increase in processing and other revenues.

South America region.  Tobacco revenues decreased $34.5 million, reflecting a 37.1 million kilo decrease in quantities sold versus the prior year primarily related to the timing of 2005 shipments that had been delayed to 2006 and a decrease in demand primarily resulting from the quality of the 2006 crop.  This was offset by a $0.36 per kilo increase in average sales prices, attributable primarily to the increased costs of the 2006 crop.

Other regions.  Tobacco revenues decreased $113.3 million due to a 43.4 million kilo decrease in quantities sold, partially offset by a $0.06 per kilo increase in average sales prices.  The decrease in volume resulted primarily from prior year opportunistic sales in the oriental market as well as the exit from certain European markets during 2007.  The decrease in volume also reflected diminished prior year low margin sales from Thailand and China, and the delay of U.S. shipments into fiscal year 2008.  The increase in average sales prices resulted from the product mix in Asian origin sales as well as higher costs of 2006 Asian crops.  Other region processing and other revenues increased $14.2 million primarily related to greater quantities of U.S. customer-owned tobacco processed.

Gross profit as a percentage of sales.  The $71.0 million increase in gross profit, or 31.6%, from $224.7 million in 2006 to $295.7 million in 2007, as well as the gross profit percentage increased from 10.6% in 2006 to 14.9% in 2007, is primarily attributable to two factors:

          First, gross profit in the South American region increased approximately $63.5 million. As disclosed in the quarterly and annual reports for the fiscal year ended March 31, 2006, gross profit in Brazil was negatively impacted by the poor quality of the 2005 crop, the strength of the local currency against the U.S. dollar on prices paid to growers and related processing costs, and increased costs from the absorption of local intrastate trade taxes from a change in local laws.  In the first quarter of 2007 we entered into an agreement with the government of Rio Grande do Sul allowing us to transfer accumulated intrastate trade tax credits related to the 2005 crop. As a result, intrastate trade taxes related to the 2005 crop of $19.2 million previously recorded as cost of goods and services sold in fiscal 2006 were reversed during the current year.  The impact of this agreement in the current year coupled with 2006 crop sales price increases resulted in an increase in gross profit when comparing 2007 with 2006.  Partially offsetting the impact of the items noted above which increased the gross profit in the South American region during 2007, was the quality of the 2006 crop and decreased demand.  While the 2006 Brazilian crop had been expected to be of average quality, weather related growing conditions in the latter part of the season significantly impacted quality and demand declined.  As a result, we increased the provision for grower bad debt, impacting the current year gross profit by $8.3 million compared to the prior year, as well as future quarters relative to 2006 crop sales.

          Second, as required by SFAS No. 141, we adjusted Standard’s inventory to its fair value less selling costs.  These purchase accounting adjustments impacting gross profit on sales of inventory acquired in the merger were reduced by $16.6 million from $18.0 million in 2006 compared to $1.4 million in 2007, primarily in the Other Regions reportable segment.  There will be no further impact on gross profit related to purchase accounting adjustments resulting from the merger.  This cost reduction was partially offset by a $6.9 million increase in the tobacco market valuation adjustment recorded in 2007 compared to 2006 that was primarily in the South America reportable segment as a result of poor quality crops.

Selling, administrative and general expenses decreased $5.8 million or 3.5% from $164.1 million in 2006 to $158.3 million in 2007.  The decrease is primarily due to the deconsolidation of Zimbabwe and a significant reduction in merger and integration related travel expenses.

Other income increased $3.6 million from $2.5 million in 2006 to $6.1 million in 2007.  The increase is primarily attributable to the recovery of receivable previously written off and increased gains on fixed asset sales.

Goodwill impairment is tested for each reporting unit annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  In 2007, there were no indications of impairment.  Based on the impairment analysis in 2006, we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter related to the reporting units of North America (75.7 million) and South America (181.2 million).  See Note E “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2007 to the Year Ended March 31, 2006 (Continued)

Restructuring and asset impairment charges were $29.8 million in 2007 compared to $85.4 million in 2006.  At March 31, 2006, in accordance with ARB 51, we deconsolidated our Zimbabwe operations.  A non-cash impairment charge of $47.9 million was recorded in 2006 to adjust the investment in those operations to estimated fair value. In 2007, an additional non-cash impairment charge of $13.2 million was recorded to write down our Zimbabwe investment to zero.  Neither of these charges was deductible for income tax purposes.  Other impairment charges in 2006 relate to $22.2 million for employee severance and other integration charges related to the merger and $15.3 million for asset impairments primarily related to the decision to sell the dark air-cured tobacco business, including intangibles of the Indonesian dark air-cured operation.  Other impairment charges in 2007 relate to $6.7 million for asset impairments in Greece, Thailand and Turkey, primarily machinery and equipment, and $9.9 million for employee severance and other integration related charges as a result of the merger.  See Note D “Restructuring and Assets Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

Debt retirement expense of $3.9 million in 2007 relates to one time costs of refinancing our senior secured credit facility.  Debt retirement expense of $66.5 million in 2006 relates to one time costs of retiring DIMON debt as a result of the merger.  These costs include tender premiums paid for the redemption of senior notes and convertible subordinated debentures, the expense recognition of debt issuance costs associated with former DIMON debt instruments, termination of certain interest rate swap agreements and other related costs.

Interest expense decreased $3.0 million from $108.6 million in 2006 to $105.6 million in 2007 due to lower average borrowings offset by higher average rates.

Interest income increased $1.5 million from $7.1 million in 2006 to $8.6 million in 2007 primarily due to the interest income received from the release of Brazilian PIS/Cofins escrow deposits during the fourth quarter of fiscal 2007.

Derivative financial instruments resulted in a benefit of $0.3 million in 2007 and $5.1 million in 2006.  These items are derived from changes in the fair value of non-qualifying interest rate swap agreements.

Effective tax rates were an expense of 122.7% in 2007 and a benefit of 4.0% in 2006.  Effective tax rates are largely determined by the distribution of taxable income among various taxing jurisdictions as well as management’s judgment on the ability to realize the tax benefits of deferred tax assets.  The significant unfavorable variance from the statutory rate in 2007 is primarily due to the inability to recognize the benefit of losses in certain jurisdictions and the additional income tax accrual for the tax audit in Germany.  See Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for further information.  The effective rate was favorably impacted as a result of the reduction in tax rates in Turkey and a reduction in valuation allowance related to U.S. foreign tax credit carryovers.  The difference from the statutory rate in 2006 is primarily due to significant goodwill impairment charges for which no tax benefit is realized.  See Note L “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

Losses from discontinued operations were $18.7 million in 2007 and $24.1 million in 2006.  The decrease of $5.4 million is due to a $12.0 million assessment in 2006 related to an administrative investigation into tobacco buying and selling practices within the leaf tobacco industry in Italy by the Directorate General for Competition.  Also included in the decrease is reduced losses of $2.7 million from our non-tobacco, Italian and Mozambique tobacco operations as well as our wool operations.  Substantially offsetting this decrease is $9.3 million in charges in 2007 related to finalizing our exit from the Italian market.  See Note C “Discontinued Operations” to the “Notes to Consolidated Financial Statements” for further information.

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

          For the fiscal year ended March 31, 2006, functional and operational integration activities made differentiation between former DIMON and former Standard results difficult which impairs the comparability of fiscal years 2006 and 2005 results.

Sales and other operating revenues. The increase of 62.5% from $1,300.1 million in 2005 to $2,112.7 million in 2006 is primarily the result of the addition of Standard revenues.  The increase is a result of a 62.2% or 255.1 million kilo increase in quantities sold and a 72.1% or $23.3 million increase in processing and other revenues.  Average sales prices remained constant overall.

South America region.  Tobacco revenues increased $291.6 million, reflecting a 92.3 million kilo increase in quantities sold and a $0.09 per kilo increase in average sales prices. The increase in the South America region is primarily a result of the inclusion of Standard revenues.

Other regions.  Tobacco revenues increased $497.7 million due to a 162.7 million kilo increase in quantities sold, partially offset by a $0.06 per kilo decrease in average sales prices.  The inclusion of Standard revenues significantly increased revenues in the origins of Turkey, Malawi and the United States.  While volumes increased in the United States, average sales prices per kilo decreased $0.34 per kilo as a result of including Standard’s lower priced cut rag and crushed rolled expanded stem products in 2006.  Average sales prices in Zimbabwe decreased $1.09 per kilo as a result of the continued decline in the economic and political situation even though volumes increased as a result of direct contract buying.  Other region processing and other revenues increased $23.3 million primarily related to greater quantities of U.S. customer-owned tobacco processed as a result of the merger.

Gross profit as a percentage of sales.  The $30.1 million increase in gross profit, or 15.5%, from $194.6 million in 2005 to $224.7 million in 2006, as well as the gross profit percentage decrease from 15.0% in 2005 to 10.6% in 2006 is primarily attributable to two factors:

          First,  while the inclusion of Standard sales contributed significantly to operating results, gross profit on these sales was reduced by $18.0 million as a result of non-cash purchase accounting adjustments required to record inventory in the Standard acquisition at fair value.

          Second, a significant decline in gross profit and gross profit percentage in the South America region also negatively impacted the fiscal 2006 results.  The Brazil crop marketed during fiscal 2006 was of a poor quality due to adverse weather related growing conditions.  The result, under contract farming, was that certain tobaccos purchased did not meet customer quality requirements.  The 2005 crop costs in Brazil increased approximately 20% due to a combination of the effect of the relative strength of the local currency against the U.S. dollar on prices paid to growers for leaf and related processing and conversion costs, coupled with the absorption of local intrastate trade taxes resulting from a change in local laws.  Gross profit was negatively impacted as sales price increases were insufficient to cover these cost escalations.  These factors will continue to affect operating results in the South America region in future quarters when the remainder of the 2005 crop is sold.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2006 to the Year Ended March 31, 2005 (Continued)

          Goodwill impairment is tested for each reporting unit annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  The testing is based on a discounted cash flow approach for each reporting unit to determine fair value (Step 1).  When a possible impairment for a reporting unit is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of the net assets of the reporting unit excluding goodwill to the total fair value (Step 2).  The fair value of the reporting unit is estimated using the expected present value of future cash flows. As a result of certain reporting units failing Step 1, we completed Step 2 to measure the impairment loss, if any.  Based on this analysis we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter of fiscal 2006 related to the reporting units of North America and South America.  Of the total goodwill impairment charge, $75.7 million related to North America.  Prior to the merger with Standard, no goodwill was previously allocated to the former DIMON operating segment in North America.  As a result of declines in the U.S. market share due to unanticipated decreased customer demand and reduced crop size, indicators of impairment were present.  Accordingly, Step 2 testing was required resulting in the related goodwill impairment charge.  Of the total goodwill impairment charge, $181.2 million related to South America.  Prior to the merger, all previous goodwill of $151.8 million was allocated to the South America operating region.  Merger related goodwill of $29.4 million was allocated to South America.  As stated above management completed the annual impairment test for each of the preceding years without any impairment.  There are several changes in the South America region that have significantly impacted operations in 2006.  First is the impact of the absorption of local intrastate trade taxes resulting from a change in local laws.  Second is the effect of the strong local currency on prices paid to growers and related tobacco conversion costs.  Third is the impact of the poor quality of the 2005 crop.  These factors negatively impacted the operating segment’s future cash flow projections.  Some of these factors are expected to continue to affect cash flow projections.  Accordingly, Step 2 was required and the related impairment charge was recorded.  See Note E “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

          Restructuring and asset impairment charges were $85.4 million in fiscal 2006 compared to $2.8 million in 2005. The South America segment was $2.4 million and the other segments were $83.0 million.  In accordance with ARB 51, when a parent does not have control of a subsidiary due to severe foreign exchange restrictions or other governmental imposed uncertainties, the subsidiary should be deconsolidated.  As a result, the Company deconsolidated its Zimbabwe operations at March 31, 2006 and recorded a non-cash impairment charge of $47.9 million to adjust the investment in those operations to estimated fair value. No income tax benefit was recognized on the charge. The investment is now accounted for using the cost method and is reported on the balance sheet in Cost Method Investments. Business operations in Zimbabwe were not impacted by the financial reporting change or the non-cash charge, and the Company intends to continue its operations there.  In 2006, assets impairment of $15.3 million and $22.2 million of employee severance and other integration charges related to merger. In 2006 we recorded asset impairment charges of $1.2 million, $12.5 million and $1.6 million in connection with the decision to close the Spanish operations, sell the dark air-cured tobacco business and other, respectively.  See Note D “Restructuring and Assets Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

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

Liquidity and Capital Resources

Overview

Purchasing, processing and selling activities of our business are seasonal.  Our need for capital fluctuates with corresponding peaks and our associated outstanding indebtedness may be significantly greater or less as a result.  Historically we have needed capital in excess of cash flow from operations to finance accounts receivable,  inventory and advances to farmers for pre-financing tobacco crops in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia. Our long-term borrowings consist of senior and subordinated notes as well as senior secured revolving and term credit facilities. We also have short-term lines of credit available with a number of banks to provide needed working capital during the seasonal peaks of our business.

          Over the last twelve months and in line with one of management’s stated areas of focus, we have reduced debt, net of cash, by $215.8 million from $1,046.5 million as of March 31, 2006 to $830.7 million as of March 31, 2007. Improved working capital management, as well as both excess cash flow from operations and non-core asset sale proceeds, were the significant debt reduction drivers. From time to time in the future, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our senior secured credit agreement or indentures, as permitted therein.

          On March 30, 2007, we refinanced our existing $650.0 million Senior Secured Credit Facility with a new $385.0 million Senior Secured Credit facility comprised of a three and one half year $240.0 million revolving facility and a four year $145.0 million Term Loan B, as well as on March 7, 2007, the issuance of $150.0 million of 8.5% Senior Notes due May 15, 2012 and issued at a discounted price of 99.507 with a yield to maturity of 8.625%.  Following the fiscal year end, on May 4, 2007, we made an optional $50.0 million prepayment on our $145.0 million Term Loan B with excess cash flow from operations reducing it to $95.0 million. Also, subsequent to the fiscal year end, on May 25, 2007, we increased the revolver commitment from $240.0 million to $250.0 million as permitted under the credit agreement.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Overview (Continued)

          At March 31, 2007, we had $80.3 million in cash on our balance sheet, no borrowings under our $240.0 million revolving credit facility with $240.0 million available and $179.1 million outstanding under foreign lines with $275.5 million available under those lines and $22.5 million of other debt for a total of $618.3 million of debt availability and cash on hand around the world, excluding $17.8 million in issued but unfunded letters of credit with $12.8 million of letters of credit available.  Another source of liquidity as of March 31, 2007 was $30.7 million funded under our $55.0 million receivable sale program.  Additionally, customers pre-financed purchases of $125.4 million and it should be noted that we hold substantial amounts of inventories that are committed to them.  To the extent that these customers do not provide advance funding, we must provide financing for such inventories.  Should customers pre-finance less in the future for committed inventories this action could negatively affect our short-term liquidity.  At March 31, 2007, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2008.  No cash dividends were paid to stockholders during the twelve months ended March 31, 2007.  See Note G “Short-term Borrowing Arrangements” and Note R “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

          Seasonal liquidity beyond cash flow from operations is provided by our revolving credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable.  As of March 31, 2007, we are in our working capital build and nearing our high point in seasonally adjusted working capital borrowing. Borrowings related to South America are approaching full utilization as tobacco from the most recent crop is being purchased and processed while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well.  North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital

Our working capital decreased from $538.9 million at March 31, 2006 to $531.9 million at March 31, 2007.  Our current ratio was 1.9 to 1 at March 31, 2007 compared to 1.6 to 1 at March 31, 2006.  The decrease in working capital is primarily related to decreased inventories and advances on purchases of tobacco partially offset by the corresponding decrease in notes payable to banks.

          The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2007	$	%	2006	$	%	2005
Cash and cash equivalents	$ 80.3	$ 54.3	208.7	$ 26.0	(3.1)	(10.7)	$ 29.1
Net trade receivables	217.8	(103.1)	(32.1)	320.9	101.6	46.3	219.3
Inventories and advances on purchases of tobacco	730.3	(145.0)	(16.6)	875.3	311.3	55.2	564.0
Total current assets	1,131.6	(236.6)	(17.3)	1,368.2	493.5	56.4	874.7
Notes payable to banks	179.1	(120.8)	(40.3)	299.9	87.9	41.5	212.0
Accounts payable	188.0	12.1	6.9	175.9	86.1	95.9	89.8
Advances from customers	125.4	(101.0)	(44.6)	226.4	177.0	358.3	49.4
Total current liabilities	599.7	(229.6)	(27.7)	829.3	427.7	106.5	401.6
Current ratio	1.9 to 1			1.6 to 1			2.2 to 1
Working capital	531.9	(7.0)	(1.3)	538.9	65.8	13.9	473.1
Total long term debt	726.6	(17.9)	(2.4)	744.5	258.1	53.1	486.4
Stockholders’ equity	225.5	11.3	5.3	214.2	(200.1)	(48.3)	414.3

Net cash provided (used) by:
Operating activities	187.5	95.1		92.4	86.0		6.4
Investing activities	44.3	1.0		43.3	57.5		(14.2)
Financing activities	(179.1)	(55.4)		(123.7)	(142.7)		19.0

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Operating Cash Flows

Net cash provided by operating activities increased $95.1 million in 2007 compared to 2006 which increased $86.0 million compared to 2005.  The increase in cash provided in 2007 is primarily due to significantly improved results of operations in 2007 compared to 2006.  Decreases in accounts receivable and inventories and advances on purchases of tobacco were offset by a corresponding decrease in advances from customers.  Decreases in accounts payable and accrued expenses were substantially offset by the change in deferred items.  The increase in cash provided in 2006 compared to 2005 is primarily related to the increased operating cash flows associated with the acquisition of Standard.

Investing Cash Flows

Net cash provided by investing activities increased $1.0 million in 2007 compared to 2006 which increased $57.5 million compared to 2005.  The increase in cash provided in 2007 compared to 2006 is primarily a result of the surrender of life insurance policies, increased proceeds from the sale of fixed assets identified as part of the merger process to be redundant and the return of capital from our Zimbabwe operation offset by the cash acquired in the prior year as a result of the purchase and merger of Standard into Alliance One.  The increase in cash provided in 2006 compared to 2005 is primarily due to the cash acquired as a result of the merger and increased proceeds from the sale of fixed assets identified as part of the merger process to be redundant.

Financing Cash Flows

Net cash used by financing activities increased $55.4 million in 2007 compared to 2006 which increased $142.8 million compared to 2005.  The increase in cash used in 2007 compared to 2006 is primarily due to lower net proceeds from borrowings in 2007 as a result of the new debt arrangements entered into in the prior year as a result of the merger.  The increase in cash used in 2006 compared to 2005 is primarily due to the payoff in 2006 of the former DIMON debt arrangements as a result of the merger which were substantially offset by the proceeds from the new debt arrangements of Alliance One.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

         The following table summarizes our debt financing as of March 31, 2007:

			March 31, 2007
	Outstanding		Lines and
	March 31,		Letters	Interest		Repayment Schedule by Fiscal Year (5)
	2006	2007	Available	Rate		2008	2009	2010	Later
Senior secured credit facility:
Revolver (1)	$ -	$ -	$240.0
Term loan A	142.5	-	-			$ -	$ -	$ -	$ -
Term loan B	198.0	145.0	-	9.5%		1.5	1.5	1.4	140.6
	340.5	145.0	240.0			1.5	1.5	1.4	140.6

Senior notes:
11% senior notes due 2012	315.0	315.0	-	11.0%		-	-	-	315.0
8 ½% notes due 2012	-	149.3	-	8.5%		(.1)	(.1)	(.1)	149.6
Other (2)	10.2	10.2	-			-	-	-	10.2
	325.2	474.5	-			(.1)	(.1)	(.1)	474.8

12 ¾% senior subordinated note due 2012	90.7	91.6	-	12.8%		(1.0)	(1.2)	(1.4)	95.2

Other long-term debt	16.2	20.8	22.5	11.2%	(3)	4.8	12.8	1.9	1.3

Notes payable to banks (4)	299.9	179.1	275.5	6.3%	(3)	-	-	-	-

Total debt	$1,072.5	$911.0	538.0			$5.2	$13.0	$1.8	$711.9

Short term	$ 299.9	$179.1
Long term:
Long term debt current (5)	$ 28.1	$ 5.2
Long term debt (5)	744.5	726.7
	$ 772.6	$731.9

Letters of credit	$ 30.1	$ 17.8	12.8

Total credit available			$550.8

(1) Revolver available balance does not reflect the $10.0 million increase effective May 25, 2007

(2)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(3) Weighted average rate for the year ended March 31, 2007

(4) Primarily foreign seasonal lines of credit

(5) Debt classification and repayment are based on a next twelve months basis and does not reflect the additional $50.0 million paydown on term loan B made after the fiscal year end.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

The following summarizes the material terms of each significant component of our debt financing.

Senior Secured Credit Facility

On March 30, 2007, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), with a syndicate of banks that amends and restates the Company’s prior credit agreement and provides for a senior secured credit facility (the “Credit Facility”) that consists of:

▪ a three and one-half year $240.0 million revolver (subsequently increased to $250.0 million) (the “Revolver”) which initially accrues interest at a rate of LIBOR plus 2.75%; and

▪ a four-year $145.0 million term loan B (subsequently reduced to $95.0 million) (the “ Term Loan B”) which accrues interest at a rate of LIBOR plus 2.25%

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10.0 million to $250.0 million by adding additional Lenders thereto.

Borrowers and Guarantors.  One of our primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), is co-borrower under the Revolver, and our portion of the borrowings under the Revolver is limited to $150.0 million outstanding at any one time. Intabex is the sole borrower under the Term Loan B. One of our primary foreign trading companies, Alliance One International AG (“AOIAG”), is a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations are also currently guaranteed by us and must be guaranteed by any of our material direct or indirect domestic subsidiaries.

Collateral.  Our borrowings under the senior secured credit facility are secured by a first priority pledge of:

▪ 100% of the capital stock of any material domestic subsidiaries;

▪ 65% of the capital stock of any material first tier foreign subsidiaries;

▪ U.S. accounts receivable and U.S. inventory owned by us or our material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances); and

▪ Intercompany notes evidencing loans or advances we make to subsidiaries that are not guarantors.

          In addition, Intabex’s borrowings under the Credit Facility are secured by a pledge of 100% of the capital stock of Intabex, AOIAG, and certain of our and Intabex’s material foreign subsidiaries.

Financial Covenants.  The Credit Facility includes certain financial covenants and required financial ratios, including:

▪ a minimum consolidated interest coverage ratio of not less than 1.55 to 1.00;

▪ a maximum consolidated leverage ratio of not more than 6.25 to 1.00;

▪ a maximum consolidated total senior debt to borrowing base ratio of not more than 0.90 to 1.00; and

▪ a maximum amount of annual capital expenditures of $40.0 million during any fiscal year of the Company.

          Certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contains certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          We continuously monitor our compliance with these covenants and we are not in default as of, or for the quarter ended, March 31, 2007.  On June 20, 2007, the Company entered into a Waiver and Consent to cure any potential defaults under the Credit Agreement.  See Note S “Subsequent Events” to the “Notes to Consolidated Financial Statements” for further information.  If we were in default and were unable to obtain the necessary amendments or waivers under our Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing our senior notes and senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under our Credit Facility would have a material adverse effect on our liquidity and financial condition.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Senior Notes

On May 13, 2005, we issued $315.0 million of 11% senior notes due 2012 and on March 7, 2007 we issued $150.0 million of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit our ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of our assets; grant liens on our assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to us by our subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with our affiliates; and enter into certain sale and leaseback transactions.

Senior Subordinated Notes

On May 13, 2005, we issued $100.0 million of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2007, we had approximately $179.1 million drawn and outstanding on foreign seasonal lines totaling $485.2 million. Additionally against these lines there was $12.8 million available in unused letter of credit capacity with $17.8 million issued but unfunded.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2007.

		Payments / Expirations by Period
(in millions)	Total 2006	Total 2007	2008	Years 2009-2010	Years 2011-2012	After 2012
Long-Term Debt Obligations*	$ 1,169.6	$ 1,112.2	$ 81.4	$ 166.3	$ 278.3	$ 586.2
Capital Lease Obligations*	0.5	0.5	0.2	0.3	-	-
Operating Lease Obligations	19.1	26.4	5.7	8.5	3.8	8.4
Tobacco Purchase Obligations	646.9	567.0	516.0	51.0	-	-
Total Contractual Obligations and Other Commercial Commitments	$ 1,836.1	$ 1,706.1	$603.3	$ 226.1	$ 282.1	$ 594.6

*

Long-Term Debt Obligations and Capital Lease Obligations include projected interest for both fixed and variable rate debt.  We assume that there will be no drawings on the senior secured revolving credit facility in these calculations.  The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2007.  These calculations also assume that there is no refinancing of debt during any period.  These calculations are on Long-Term Debt Obligations and Capital Lease Obligations only.

          On September 27, 2006, the Company, entered into a revolving trade accounts receivable securitization agreement to sell receivables to a limited liability company (“LLC”).  Under the agreement, the Company has assumed co-insurance equal to 10% of the value of receivables sold.   Based on the closing balance of receivables sold to the LLC, this amount is equal to $3,128 as of March 31, 2007.

          We do not have any other off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the rules of SEC Release No. FR-67.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

Lease Obligations

We have both capital and operating leases.  In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying Consolidated Balance Sheet.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2012.  Operating assets that are of long-term and continuing benefit are generally purchased.

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

Planned Capital Expenditures

We have projected a total of $25.5 million in capital investments for our 2008 fiscal year.  We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.  Included in capital expenditures for 2008 are costs for the initial development and implementation of SAP, a global financial accounting and reporting system.  This system will replace more than 50 systems we are currently using around the world.  Implementation will be phased in during fiscal 2009 and fiscal 2010.

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

          We consider unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely.  No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with APB No. 23,”Accounting for Income Taxes, Special Area.”  We regularly review the status of the accumulated earnings of each of our foreign subsidiaries and reassess this determination as part of our overall financing plans.  Following this assessment, we provide deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested.  See Note L “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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

Inventories

Inventories are valued at the lower of cost or market. Inventories are reviewed and written down for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand and market conditions vary from those projected by management, additional write-downs to lower of cost or market value may be required.  Inventory write-downs for the years ended March 31, 2007 and 2006 were $14.6 million and $7.7 million, respectively.  See Note A “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information.

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

          The amount of income tax that we pay annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments. We perform reviews of our income tax positions on a continuous basis and accrue for potential contingencies when we believe a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. See Note L “Income Taxes” and Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for additional details regarding certain of our tax contingencies.

Advances on Purchases of Tobacco and Guarantees of Brazilian Rural Credit Financing to Farmers

We provide agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to us, and are reported in advances on purchases of tobacco in the consolidated balance sheet. Primarily in Brazil and certain African countries, we have made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and we may extend repayment of those advances into future crop years.  In Brazil, we also assist the farmer in obtaining government subsidized rural credit financing which is guaranteed by the company.  Each reporting period, we must make assumptions as to the balances of farmer advances that may prove uncollectible.  Based on these assumptions, we make estimates resulting in a valuation allowance for farmers’ advances and accruals for obligations under rural credit financing guarantees.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Policies and Estimates (Continued)

Property and Depreciation

Estimating the useful lives of property, plant and equipment requires management judgment, and actual lives may differ from these estimates.  Changes to these initial useful life estimates are made when appropriate. Property, plant and equipment are tested for impairment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” whenever events or changes in circumstances indicate that the carrying amounts of such long-lived assets may not be recoverable from future cash flows. Impairment testing requires significant management judgment including estimating the future sales volumes, growth rates for selling prices and costs, alternative uses for the assets and estimated proceeds from disposal of the assets. Impairment testing is conducted at the lowest level where cash flows can be measured and are independent of cash flows of other assets.  An asset impairment would be indicated if the sum of the expected future cash flows from the use of the asset (undiscounted and without interest charges) is less than the carrying amount of the asset. An impairment loss would be measured based on the difference between the fair value of the asset and its carrying amount.  Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations by third parties, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.  The fair value of the asset could be different using different estimates and assumptions in these valuation techniques which would increase or decrease the impairment charge.  During the years 2007, 2006 and 2005, the Company incurred charges of $19.9 million, $63.2 million and $0.7 million, respectively, related to the impairment of long-lived assets.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

          When the Company determines that all of the criteria under SFAS No. 144 have been met to classify a component of a business as discontinued operations, its financial position is reported as assets and liabilities of discontinued operations and its results as discontinued operations.  The Company has made such decisions concerning tobacco operations in Italy and Mozambique, a U.S. non-tobacco processing facility and former Standard’s wool operations.  These operations are reported as discontinued operations in our financial statements and have resulted in losses of $18.7 million, $24.1 million and $11.2 million in the years 2007, 2006 and 2005 respectively.  See Note C “Discontinued Operations” to the “Notes to Consolidated Financial Statements” for further information.

Pensions and Postretirement Health Care and Life Insurance Benefits

The valuation of our pension and other postretirement health care and life insurance plans requires the use of assumptions and estimates that are used to develop actuarial valuations of expenses, assets and liabilities.  These assumptions include discount rates, investment returns, projected salary increases and benefits and mortality rates.  In September 2005, the postretirement healthcare plan was capped resulting in a significant decrease in benefit cost.  The significant assumptions used in the calculation of pension and postretirement obligations are:

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly.  Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $3.6 million in the fiscal year ended March 31, 2008 as compared to March 31, 2007.  We continually evaluate ways to better manage benefits and control costs.  The cash contribution to our employee benefit plans in 2007 was $9.8 million and is expected to be $5.8 million in 2008.

          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.  Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.

          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension Plans)
1% increase in discount rate	$ (7,269)	$ (575)
1% decrease in discount rate	$ 8,535	$ 512

1% increase in salary increase assumption	$ 546	$ 190
1% decrease in salary increase assumption	$ (738)	$ (141)

1% increase in cash balance crediting rate	$ 1,239	$ 156
1% decrease in cash balance crediting rate	$ (1,104)	$ (132)

1% increase in rate of return on assets		$ (443)
1% decrease in rate of return on assets		$ 444

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

          When a possible impairment for an operating segment is indicated, we estimate the implied fair value of goodwill by comparing the carrying amount of the net assets of the operating segment excluding goodwill to the total fair value (Step 2).  The fair value of the reporting unit is estimated using the expected present value of future cash flows. During 2006 certain reporting units failed Step 1, we completed Step 2 to measure the impairment loss.  Based on this analysis we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter of fiscal 2006 related to the operating segments of North America and South America.  See Note E “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

          We have no intangible assets with indefinite useful lives.  As of March 31, 2007 we have other intangible assets with a gross carrying amount of approximately $46.1 million and a net carrying amount of about $30.9 million.  These intangibles are being amortized over their estimated useful lives and are tested for impairment whenever events or circumstances indicate that impairment may have occurred.  If the carrying amount of an intangible asset exceeds its fair value based on estimated future undiscounted cash flows, an impairment loss would be indicated.  The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows.  We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives.  The factors considered are similar to those outlined in the goodwill impairment discussion above.  See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing our financial statements, including the determination of valuation allowances on accounts receivable, value-added tax credits in Brazil and the current year write-down of our Zimbabwe investment to zero. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on our best judgment.

Accounting Matters

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No 140.”  SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the Company as of April 1, 2007.  Prior to fiscal year 2007, we had no servicing obligations that would be subject to this guidance.  In fiscal 2007, certain receivables were sold and under this arrangement, we retained an obligation to service the financial assets sold.  Current levels of receivables sold have resulted in neither a servicing asset or liability as the cost of servicing approximates the servicing revenue.  Therefore, we do not expect the adoption to have any material impact on our financial condition or results of operations.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Accounting Matters (Continued)

          In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective for the Company as of April 1, 2007. We are currently evaluating the impact of FIN 48 on our financial statements.  See Note P “Contingencies” to the “Notes to Consolidated Financial Statements” for further discussion.

          In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS No. 157, fair value measurements are disclosed by level within that hierarchy.  SFAS No. 157 is effective for the Company as of April 1, 2008.  We are evaluating the impact of SFAS No. 157 on its financial condition and results of operations.

          On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  We adopted the balance sheet recognition provisions of SFAS 158 at March 31, 2007.  The adoption of FAS 158 increased stockholders' equity at March 31, 2007 by $11.5 million. The Statement did not affect our results of operations.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Earlier adoption would also require adoption of all requirements of SFAS No. 157, and could only be done within 120 days of the beginning of the year of adoption.  Given these constraints, we plan to adopt SFAS No. 159 at the beginning of fiscal 2009. We are evaluating the impact, if any, the adoption of SFAS No. 159 will have on our operating income or net earnings.

          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the SEC (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. Based upon our assessment, there were no adjustments resulting from the application of SAB 108.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

                     MARKET RISK

Derivatives Policies:  Hedging interest rate exposure using swaps and hedging foreign exchange exposure using forward and option contracts are specifically contemplated to manage risk in keeping with management’s policies.  We may use derivative instruments, such as swaps, forwards and/or options, which are based directly or indirectly upon interest rates and currencies to manage and reduce the risks inherent in interest rate and currency fluctuations.  See also Note F “Derivative and Other Financial Instruments” to the “Notes to Consolidated Financial Statements.”

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

Foreign exchange rates:  Our business is generally conducted in U.S. dollars, as is the business of the leaf tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  Alliance One has recognized an exchange loss of $0.2 million in its statement of Operations for the fiscal year ended March 31, 2007 and exchange gains in its statement of income of $2.3 million and $0.5 million for the fiscal years ended March 31, 2006 and 2005, respectively.  In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the equity currency conversion component of accumulated other comprehensive income.  Alliance One recognized a gain of $9.5 million in 2007 and a loss of $7.5 million in 2006 as a result of fluctuations in these currencies.

          Our consolidated selling, general and administrative (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the Euro, (U.K.) Sterling and Brazilian real and accounted for approximately $40.3 million of Alliance One’s total SG&A expenses for the twelve months ended March 31, 2007.  A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.0 million.

Interest rates:  We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 10% change in interest rates would increase or decrease Alliance One’s reported interest cost by approximately $9.6 million.  Substantially all of our long-term borrowings are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2007	2006	2005
Sales and other operating revenues	$ 1,979,078	$ 2,112,685	$1,300,118
Cost of goods and services sold	1,683,339	1,888,000	1,105,501
Gross profit	295,739	224,685	194,617
Selling, administrative and general expenses	158,342	164,087	124,416
Other income	6,076	2,501	5,285
Goodwill impairment	-	256,916	-
Restructuring and asset impairment charges	29,773	85,411	2,836
Operating income (loss)	113,700	(279,228)	72,650
Debt retirement expense	3,860	66,474	-
Interest expense	105,635	108,585	52,840
Interest income	8,591	7,107	4,448
Derivative financial instruments income	290	5,092	13,122
Income (loss) before income taxes and other items	13,086	(442,088)	37,380
Income tax expense (benefit)	16,062	(17,531)	13,113
Equity in net income of investee companies	1,014	999	89
Minority interests expense (income)	653	(216)	(85)

Income (loss) from continuing operations	(2,615)	(423,342)	24,441
Loss from discontinued operations, net of tax	(18,730)	(24,104)	(11,153)
Cumulative effect of accounting changes, net of income taxes	(252)	-	-

NET INCOME (LOSS)	$ (21,597)	$ (447,446)	$ 13,288
Other comprehensive income (loss):
Net income (loss)	$ (21,597)	$ (447,446)	$ 13,288
Equity currency conversion adjustment	9,521	(7,506)	(14)
Additional minimum pension liability adjustment, net of
tax $241 in 2007, $554 in 2006 and $(119) in 2005	639	843	(151)
Reclassification of derivative financial instruments into
earnings, net of tax $0 in 2007 and 2006 and
$(324) in 2005	-	-	(637)
Total comprehensive income (loss)	$ (11,437)	$ (454,109)	$ 12,486

Basic Earnings (Loss) Per Share
Income (loss) from continuing operations	$(0.03)	$(5.21)	$ 0.55
Loss from discontinued operations	(0.22)	(0.30)	(0.25)
Cumulative effect of accounting changes, net of income taxes	-	-	-
Net Income (Loss)	$(0.25)	$(5.51)	$ 0.30

Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$(0.03)	$(5.21)	$ 0.54
Loss from discontinued operations	(0.22)	(0.30)	(0.25)
Cumulative effect of accounting changes, net of income taxes	-	-	-
Net Income (Loss)	$(0.25)*	$(5.51)*	$ 0.29*

See notes to consolidated financial statements.

*

Assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share. In connection with the closing of the merger with Standard many of the Company’s financing arrangements were refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  For the years ended March 31, 2007 and March 31, 2006 all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET Alliance One International, Inc. and Subsidiaries
	March 31,	March 31,
(in thousands)	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$ 80,258	$ 25,985
Trade receivables, net	217,761	320,865
Inventories:
Tobacco	619,468	726,846
Other	31,623	45,294
Advances on purchases of tobacco, net	79,249	103,147
Current deferred and recoverable income taxes	33,254	39,560
Other current assets	57,186	60,444
Assets of discontinued operations	12,835	46,056
Total current assets	1,131,634	1,368,197
Other assets
Investments in unconsolidated affiliates	21,302	44,763
Goodwill and other intangible assets	35,109	37,942
Deferred tax assets	69,002	51,666
Other deferred charges	18,136	20,890
Other noncurrent assets	116,621	93,531
	260,170	248,792
Property, plant and equipment
Land	25,802	26,710
Buildings	182,389	184,950
Machinery and equipment	197,565	211,498
Allowances for depreciation	(143,688)	(136,023)
	262,068	287,135
	$1,653,872	$1,904,124
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 179,097	$ 299,930
Accounts payable	188,003	175,883
Advances from customers	125,403	226,413
Accrued expenses	65,077	68,265
Income taxes	26,461	22,176
Long-term debt current	5,231	28,091
Liabilities of discontinued operations	10,379	8,526
Total current liabilities	599,651	829,284

Long-term debt	726,625	744,494
Deferred income taxes	10,895	7,405
Pension, postretirement and other long-term liabilities	87,730	105,991
	825,250	857,890

Minority interest in subsidiaries	3,425	2,763

Commitments and contingencies	-	-

Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 96,467 issued and outstanding (94,963 at March 31, 2006)	459,563	451,388
Unearned compensation – restricted stock	-	(3,134)
Retained earnings	(241,534)	(219,937)
Accumulated other comprehensive income	7,517	(14,130)
	225,546	214,187
	$1,653,872	$1,904,124
See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF STOCKHOLDERS’ EQUITY Alliance One International, Inc. and Subsidiaries
				Accumulated Other Comprehensive Income
(in thousands, except per share amounts)	Common Stock	Unearned Compensation	Retained Earnings	Equity Currency Conversions	Additional Minimum Pension Liability, Net of Tax	Derivative Financial Instruments, Net of Tax	Total Stockholders’ Equity

Balance, March 31, 2004	$185,527	$ (873)	$ 236,896	$ (3,343)	$(3,959)	$ 637	$414,885
Net income for the year	-	-	13,288	-	-	-	13,288
Cash dividends -$.30 per share	-	-	(13,578)	-	-	-	(13,578)
Issue of 216,500 shares of
restricted stock	1,397	(1,397)	-	-	-	-	-
Earned compensation	-	623	-	-	-	-	623
Exercise of employee stock
options	144	-	-	-	-	-	144
Restricted stock surrendered	(284)	36	-	-	-	-	(248)
Conversion of foreign currency
financial statements	-	-	-	(14)	-	-	(14)
Adjustment in the minimum
pension liability	-	-	-	-	(151)	-	(151)
Reclassification of derivative
financial instruments
into earnings.	-	-	-	-	-	(637)	(637)

Balance, March 31, 2005	$186,784	$ (1,611)	$ 236,606	$ (3,357)	$(4,110)	$ -	$414,312
Net loss for the year	-	-	(447,446)	-	-	-	(447,446)
Cash dividends -$.105 per share	-	-	(9,097)	-	-	-	(9,097)
Stock issued in connection with
the merger	261,905	(2,463)	-	-	-	-	259,442
Issue of 418,500 shares of
restricted stock	2,039	(2,039)	-	-	-	-	-
Earned compensation	(231)	2,896	-	-	-	-	2,665
Exercise of employee stock
options	913	-	-	-	-	-	913
Restricted stock surrendered	(83)	83	-	-	-	-	-
Deferred stock compensation	61	-	-	-	-	-	61
Conversion of foreign currency
financial statements	-	-	-	(7,506)	-	-	(7,506)
Adjustment in the minimum
pension liability	-	-	-	-	843	-	843

Balance, March 31, 2006	$451,388	$ (3,134)	$(219,937)	$(10,863)	$(3,267)	$ -	$214,187
Net loss for the year	-	-	(21,597)	-	-	-	(21,597)
Adoption of FAS 123R	(3,134)	3,134	-	-	-	-	-
Restricted stock surrendered	(452)	-	-	-	-	-	(452)
Earned compensation	2,965	-	-	-	-	-	2,965
Exercise of employee stock
options	7,266	-	-	-	-	-	7,266
Stock-based compensation	1,530	-	-	-	-	-	1,530
Conversion of foreign currency
financial statements	-	-	-	9,521	-	-	9,521
Adjustment in the minimum
pension liability	-	-	-	-	639	-	639
Adoption of FAS 158	-	-	-	-	11,487	-	11,487

Balance, March 31, 2007	$459,563	$ -	$(241,534)	$ (1,342)	$ 8,859	$ -	$225,546

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2007	2006	2005
Operating activities
Net Income (Loss)	$ (21,597)	$ (447,446)	$ 13,288
Adjustments to reconcile net income (loss) to net cash provided
(used) by operating activities of continuing operations:
Net loss from discontinued operations	18,730	24,104	9,721
Loss on disposal of discontinued operations	-	-	1,432
Depreciation and amortization	36,293	43,511	32,257
Debt amortization included in interest expense	10,248	5,457	2,447
Restructuring and asset impairment charges	22,098	69,243	2,836
Goodwill impairment	-	256,916	-
Deferred items	(15,910)	(67,039)	(26,122)
(Gain) loss on foreign currency transactions	168	(2,313)	(527)
Gain on disposition of fixed assets	(4,885)	(888)	(4,801)
Bad debt expense	(136)	127	240
Decrease (increase) in accounts receivable	105,584	1,437	(24,114)
Minority interests loss (income)	653	(216)	(85)
Decrease (increase) in inventories and advances
on purchases of tobacco	205,611	59,934	(27,480)
Decrease (increase) in current deferred
and recoverable taxes	(5,709)	5,644	3,298
Increase (decrease) in accounts payable and
accrued expenses	(85,420)	(12,568)	21,168
Increase (decrease) in advances from customers	(103,504)	149,209	(28,899)
Increase in income taxes	7,330	4,983	9,742
Other current assets	(2,818)	(19,513)	(727)
Other	5,388	1,919	(249)
Net cash provided (used) by operating activities
of continuing operations	172,124	72,501	(16,575)
Net cash provided by operating activities
of discontinued operations	15,349	19,932	23,009
Net cash provided by operating activities	187,473	92,433	6,434

Investing activities
Purchase of property and equipment	(15,224)	(19,773)	(15,222)
Proceeds from sale of property and equipment	25,537	17,963	8,086
Cash distributed in disposition of business	(5,204)	-	-
Cash received in acquisition of business	-	42,019	-
Proceeds on sale of discontinued operations	-	-	484
Payments of merger related capitalized costs	-	-	(6,417)
Return of capital on investments in unconsolidated affiliates	10,049	-	-
Surrender of life insurance policies	22,421	2,558	190
Redemption of Brazilian escrow deposits	8,760	705	432
Payments for other investments and other assets	(3,023)	(143)	(480)
Net cash provided (used) by investing activities
of continuing operations	43,316	43,329	(12,927)
Net cash provided (used) by investing activities
of discontinued operations	995	-	(1,272)
Net cash provided (used) by investing activities	44,311	43,329	(14,199)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2007	2006	2005
Financing activities
Net change in short-term borrowings	$(138,124)	$(349,289)	$ (38,194)
Proceeds from long-term borrowings	563,368	1,220,231	196,672
Repayment of long-term borrowings	(603,779)	(961,172)	(114,087)
Debt issuance cost	(7,786)	(25,299)	(11,884)
Proceeds from sale of stock	7,259	905	112
Cash dividends	-	(9,096)	(13,578)
Net cash provided (used) by financing activities	(179,062)	(123,720)	19,041

Effect of exchange rate changes on cash	1,551	(8,705)	(967)
Cash from deconsolidated Zimbabwe subsidiaries	-	(6,480)	-

Increase (decrease) in cash and cash equivalents	54,273	(3,143)	10,309
Cash and cash equivalents at beginning of year	25,985	29,128	18,819
Cash and cash equivalents at end of year	$ 80,258	$ 25,985	$ 29,128

Other information:
Cash paid during the year:
Interest	$ 121,068	$ 93,689	$ 49,040
Income taxes	13,483	10,167	7,130

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

Basis of Presentation

The Company was renamed Alliance One International, Inc. (Alliance One) concurrent with the merger of Standard Commercial Corporation (Standard) on May 13, 2005 with and into DIMON Incorporated.  Because the merger was completed after the close of the fiscal year ended March 31, 2005, the information contained in these consolidated financial statements for the fiscal year ended March 31, 2006 includes the operations of Standard since May 13, 2005 and a full twelve months of results of DIMON Incorporated. See Note B “Merger of DIMON Incorporated and Standard Commercial Corporation” to the “Notes to Consolidated Financial Statements” for further information.

          The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the equity method of accounting for its investments in affiliates that are owned 50% or less.

          As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After the deconsolidation, a non-cash impairment charge was recorded to reduce the net investment in Zimbabwe operations to estimated fair value. The Company accounted for the investment on the cost method and reported it in Investments in Unconsolidated Affiliates in the March 31, 2006 consolidated balance sheet. As economic and political conditions continued to decline in fiscal 2007, lending rates and investment rates deteriorated and the investment in the Zimbabwe operations was written down to zero during fiscal 2007.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

          Certain prior year amounts have been reclassified to conform to the current year’s presentation.  These reclassifications are not corrections of errors and there was no change in current or noncurrent classification within the balance sheet.  Notes receivable, assets held for sale and prepaid expenses were reclassified as other currents assets.  Equity in net assets of investee companies and other investments were reclassified as investments in unconsolidated affiliates.  Notes receivable, pension asset and other assets were reclassified as other noncurrent assets.  Goodwill and customer relationship were reclassified into goodwill and other intangible assets.  Deferred taxes and other deferred charges was reclassified into deferred tax assets and other deferred charges.  Accounts payable-trade, officers and employees, and other were reclassified as accounts payable.  Bank credit facility, senior notes and other long-term debt and subordinated debt were reclassified into long term debt.

Investments in Unconsolidated Affiliates

The Company’s equity method investments and its cost method investments are non-marketable securities. The Company reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future operating cash flow analysis requires significant management judgment with respect to future operating earnings growth rates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and changes in these estimates are recorded when known.  Estimates are used in accounting for, among other things, pension and postretirement health care benefits, inventory market values, allowance for doubtful accounts and advances to bank loan guarantees to growers, useful lives for depreciation and amortization, stock options, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred tax assets and potential income tax assessments, value-added tax credits in Brazil, the determination of the fair value of the investment in Zimbabwe operations, purchase accounting fair value determinations and contingencies. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on the Company’s best judgment.

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

          The Company also processes tobacco owned by its customers and revenue is recognized when the processing is completed.  Advances from customers are generally recognized as revenue upon shipment.

Shipping and Handling

Shipping and handling costs are included in cost of goods and services sold in the Statement of Consolidated Operations.

Cash and Cash Equivalents

Cash equivalents are defined as temporary investments of cash with maturities of less than 90 days.  At March 31, 2006, $1,500 was included in cash held on deposit as a compensating balance for short-term borrowings.  The 2006 borrowings matured in the first quarter fiscal 2007.  There were no compensating balances as of March 31, 2007.

Inventories

Inventories are valued at the lower of cost or market.  Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand and market conditions vary from those projected by management, adjustments to lower of cost or market value may be required.  Inventory write-downs for the years ended March 31, 2007 and March 31, 2006 were $14,600 and $7,700, respectively.

          Costs of tobacco inventories are generally determined by the average cost method while costs of other inventories are generally determined by the first in, first out method.  Costs included in tobacco inventory include both the cost of raw material as well as direct and indirect costs that are related to the processing of the product.  Tobacco inventory is substantially finished goods.  Costs included in other inventories are costs of spare parts, packing materials, non-tobacco agricultural products and agricultural supplies including seed, fertilizer, herbicides and pesticides.  Interest and other carrying charges on the inventories are expensed in the period in which they are incurred.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Advances on Purchases of Tobacco

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $79,249 in 2007 and $103,147 in 2006 are presented as Advances on purchases of tobacco, net in the consolidated balance sheet.  The long-term portion of advances of $44,297 in 2007 and $19,012 in 2006 are included in other non-current assets in the consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $35,172 at March 31, 2007, and $34,611 at March 31, 2006, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $40,854 in fiscal year 2007, $18,162 in fiscal year 2006 and $11,923 in fiscal year 2005.  Farmer bad debt provisions are capitalized into inventory and the expense is realized when the inventory is sold.  Write-downs charged against the allowance were $36,010, $2,816 and $3,395 for fiscal years 2007, 2006 and 2005 respectively.

          In Brazil, farmers obtain government subsidized rural credit financing which is guaranteed by the Company.  The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing by the farmer is concurrent with delivery of tobacco to the Company.  Terms of rural credit financing are such that repayment is due only after tobacco deliveries are complete.  At fiscal year end, the Company will generally have accumulated balances from farmers for repayment to the local banks for the rural credit financing.  As of March 31, 2007 and 2006, the Company had balances of $95,064 and $43,806 that were due to local banks.  These amounts are included in Accounts payable in the consolidated balance sheet. Reserves for uncollectible farmers’ advances in Brazil also include rural credit financing guaranteed by the Company.  As of March 31, 2007, the Company was guarantor for Brazilian loans of $286,527 with an outstanding amount of $258,687.  The fair value of guarantees for rural credit was $14,796 and $10,513 as of March 31, 2007 and 2006, respectively.

Goodwill and Other Intangibles

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to systematic amortization, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred.  Impairment testing compares the carrying amount of the goodwill by reporting unit with its fair value. Fair value is estimated based on discounted cash flows.  When the carrying amount of goodwill exceeds its fair value, an impairment charge is recorded.

          In 2006, the Company analyzed data collected and reviewed by its Chief Operating Decision Makers and determined that it has five geographical operating segments instead of one operating segment as reported in prior years.  After determining that it had five operating segments, the Company reevaluated its previous conclusions on reporting units and determined that the Company had five reporting units for goodwill evaluation.  Goodwill was assigned to certain reporting units and tested for impairment at the reporting unit level in accordance with SFAS No. 142.

          The Company has no intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts and a customer relationship intangible recorded in connection with the merger.  Supply contracts are amortized primarily on a straight-line basis over the term of the contract ranging from three to five years.  Production contracts are amortized on a straight-line basis ranging from five to ten years.  The customer relationship intangible is being amortized on a straight-line basis over twenty years.  The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience.  Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of the intangible resulting in revaluation of the asset value to its fair value.  See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Property and Depreciation

Property, plant and equipment is stated at cost less accumulated depreciation.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 30 years, 5 to 10 years and 3 to 5 years, respectively.  The consolidated financial statements do not include fully depreciated assets.  Depreciation expense for the fiscal years ended March 31, 2007, 2006 and 2005 was $33,399, $39,898, and $27,680, respectively.

          Estimated useful lives are periodically reviewed and, when warranted, changes are made to the estimated useful lives. Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that their cost may not be recoverable.  An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

          Under SFAS No. 144, a component of a business that is either disposed of or held for sale is reported as discontinued operations if the operations and cash flows have been reclassified from ongoing operations and there will be no significant involvement in such operations in the future.  The Company has made such decisions concerning tobacco operations in Italy and Mozambique, a U.S. non-tobacco processing facility and former Standard’s wool operations.  These operations are reported as discontinued operations in the financial statements and have resulted in losses of $18,730, $24,104 and $11,153 in the years 2007, 2006 and 2005 respectively.  See Note C “Discontinued Operations” to the "Notes to Consolidated Financial Statements" for further information.

Assets Held For Sale

The Company reclassifies assets to “Assets Held For Sale” when the company has committed to a plan to sale the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on its current condition and sales price.  Upon reclassifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued.  Assets reclassified as held for sale were $2,793 and $19,955 at March 31, 2007 and 2006, respectively, and are reported in Other Current Assets in the Consolidated Balance Sheet.

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

          The amount of income tax that the Company pays annually is dependent on various factors, including the timing of certain deductions and ongoing audits by federal, state and foreign tax authorities, which may result in proposed adjustments.  The Company performs reviews of its income tax positions on a continuous basis and accrues for potential contingencies when it believes a liability is probable and can be reasonably estimated. Accruals for these contingencies are recorded based on an expectation as to the timing of when the contingency will be resolved. As events change or resolution occurs, these accruals are adjusted, such as in the case of audit settlements with taxing authorities.  The Company believes it has adequately provided for any reasonably foreseeable outcome related to these matters. However, its future results may include favorable or unfavorable adjustments to its estimated tax liabilities due to closure of income tax examinations, new regulatory or judicial pronouncements, or other relevant events. See Note L “Income Taxes” and Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for additional details regarding certain of its tax contingencies.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company’s stock based compensation plans are described more fully in Note K “Stock-Based Compensation” to the “Notes to Consolidated Financial Statements.”  On April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  This statement requires the Company to expense the fair value of grants of various stock-based compensation programs at fair value over the vesting period of the awards.  The Company elected to adopt this statement using the “Modified Prospective Application” (MPA) transition method which does not result in the restatement of previously issued financial statements.  Application of the MPA transition method requires compensation costs to be recognized beginning on the effective date for the estimated fair value at date of grant in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006.  Awards granted after April 1, 2006 have been recognized as compensation expense based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The MPA transition method also required that any unearned or deferred compensation recorded in “contra-equity” accounts be eliminated against the equity accounts that will be affected by the on-going recognition of stock based compensation.  Accordingly, on April 1, 2006, the Company reclassified $3,134 from Unearned Compensation – Restricted Stock to Common Stock.

Accounting Pronouncements

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets - an Amendment of FASB Statement No 140.”  SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for the Company as of April 1, 2007.  Prior to fiscal year 2007, the Company had no servicing obligations that would be subject to this guidance.  In fiscal 2007, certain receivables were sold and under this arrangement, we retained an obligation to service the financial assets sold.  Current levels of receivables sold have resulted in neither a servicing asset nor liability as the cost of servicing approximates the servicing revenue.  Therefore, the Company does not expect the adoption to have any material impact on its financial condition or results of operations.

          In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48). FIN 48 prescribes a more likely than not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. This Interpretation is effective for the Company as of April 1, 2007. The Company is currently evaluating the impact of FIN 48 on its financial statements.  See Note P “Contingencies” to the “Notes to Consolidated Financial Statements” for further discussion.

          In September 2006, the Financial Accounting Standards Board (FASB) issued FAS No. 157, Fair Value Measurements, which enhances existing guidance for measuring assets and liabilities using fair value. FAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS No. 157, fair value measurements are disclosed by level within that hierarchy.  FAS No. 157 is effective for the Company as of April 1, 2008.  The Company is evaluating the impact of FAS No. 157 on its financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Accounting Pronouncements (Continued)

          On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS 158"), which amends SFAS 87 and SFAS 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS 87 and SFAS 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  The Company adopted the balance sheet recognition provisions of SFAS 158 at March 31, 2007.  The adoption of FAS 158 increased stockholders' equity at March 31, 2007 by $11,487. The Statement did not affect the Company’s results of operations.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing companies with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Earlier adoption would also require adoption of all requirements of SFAS No. 157, and could only be done within 120 days of the beginning of the year of adoption.  Given these constraints, the Company plans to adopt SFAS No. 159 at the beginning of fiscal 2009. The Company is evaluating the impact, if any, the adoption of SFAS No. 159 will have on its operating income or net earnings.

          In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108 (“SAB 108”). SAB 108 provides guidance on the consideration of prior year misstatements in quantifying current year misstatements for the purpose of a materiality assessment. The staff of the SEC (the “Staff”) believes registrants must quantify the impact of correcting all misstatements, including both carryover and reversing effects of prior year misstatements, on a company’s current year consolidated financial statements. The Staff prescribes two approaches to assessing the materiality of misstatements: the “rollover” approach, which quantifies misstatements based on the amount of error originating in the current year income statement and the “iron curtain approach,” which quantifies misstatements based on the effects of correcting the cumulative effect existing in the balance sheet at the end of the current year. If under either approach, misstatements are deemed material, a company is required to adjust its financial statements, including correcting prior year financial statements, even if such correction was, and continues to be, immaterial to the prior year financial statements. Correcting prior year financial statements for immaterial errors would not require a company to amend previously filed reports, and such corrections may be made the next time the company files its prior year statements. Based upon the Company’s assessment, there were no adjustments resulting from the application of SAB 108.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Computation of Earnings Per Common Share
	Years Ended March 31,
(in thousands, except per share data)	2007	2006	2005
BASIC EARNINGS
Income (loss) from continuing operations	$ (2,615)	$(423,342)	$ 24,441
Loss from discontinued operations	(18,730)	(24,104)	(11,153)
Cumulative effect of accounting changes	(252)	-	-
Net Income (Loss)	$(21,597)	$(447,446)	$ 13,288

SHARES
Weighted Average Number of Shares Outstanding	86,470	81,220	44,892

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ (0.03)	$ (5.21)	$ .55
Loss from discontinued operations	(.22)	(.30)	(.25)
Cumulative effect of accounting changes	-	-	-
Net Income (Loss)	$ (0.25)	$ (5.51)	$ .30

DILUTED EARNINGS
Income (loss) from continuing operations	$ (2,615)	$(423,342)	$ 24,441
Add after tax interest expense applicable to 6¼%
Convertible Debentures issued April 1, 1997	-*	-*	-*

Income (loss) from continuing operations	(2,615)	(423,342)	24,441
Loss from discontinued operations	(18,730)	(24,104)	(11,153)
Cumulative effect of accounting changes	(252)	-	-
Net Income (Loss) as Adjusted	$(21,597)*	$(447,446)*	$(13,288)*

SHARES
Weighted average number of common shares outstanding	86,470**	81,220**	44,892
Restricted shares issued and shares
applicable to stock options, net of shares assumed to
be purchased from proceeds at average market price	-*	-*	577
Assuming conversion of 6 ¼% Convertible
Debentures at the beginning of the period	-*	-*	-*
Average Number of Shares Outstanding	86,470*	81,220*	45,469*

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$(0.03)	$(5.21)	$ .54
Loss from discontinued operations	(.22)	(.30)	(.25)
Cumulative effect of accounting changes	-	-	-
Net Income (Loss) as Adjusted	$(0.25)*	$(5.51)*	$ .29*

*

Assumed conversion of Convertible Debentures into 2,549 shares at the beginning of the period and the reduction of after-tax interest expense by $0, $811 and $2,979 for the years ended March 31, 2007, 2006 and 2005, respectively, has an antidilutive effect on earnings (loss) per share. In connection with the closing of the merger with Standard many of the Company’s financing arrangements were refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  For the years ended March 31, 2007 and March 31, 2006 all outstanding restricted stock and stock options of $854 and $2,473, and $1,068 and $3,763, respectively, are excluded because their inclusion would have an antidilutive effect on the loss per share.

**

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock owned by a subsidiary.  Shares of common stock owned by the subsidiary was 7,853 at March 31, 2007 and 2006.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

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

Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At March 31, 2007, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note B – Merger of DIMON Incorporated and Standard Commercial Corporation

On November 7, 2004, DIMON and Standard entered into an Agreement and Plan of Reorganization, or merger agreement.  On May 13, 2005, the merger was completed.  Upon the consummation of the merger, Standard merged into DIMON, which simultaneously changed its name to Alliance One International, Inc.

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

The purchase price allocation, completed as of March 31, 2006, was as follows:

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

          The Company established reserves for employee separation and operational exit costs related to the integration of certain Standard functions and operations into the Company.  Costs associated with these integration actions do not impact earnings and are recognized as a component of purchase accounting, resulting in an adjustment to goodwill.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further disclosure of the purchase accounting separation and exit costs.

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

          The regional integration design teams have assessed each of DIMON’s and Standard’s processing facilities around the world and identified countries where there will be duplicative facilities and/or excess of capacity. As a result of the process, the decision was taken to sell, close or convert to storage a minimum of twelve of the 37 worldwide processing facilities owned by the Company as of the merger.  As of March 31, 2006, processing facilities in the U.S. (3), Turkey, Paraguay, Brazil and Thailand were closed; processing facility in Russia was sold. As of March 31, 2007, processing facilities in Macedonia, Zimbabwe and Greece were closed; two processing facilities in Spain were sold. The Thailand facility that was closed in fiscal 2006 was sold in fiscal 2007. The closing or sales of several processing facilities of dark tobacco operation are anticipated to be completed in fiscal 2008.

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

Alliance One Selected Unaudited Pro Forma Combined Financial Information

The unaudited pro forma information in the table below summarizes the combined results of operations of DIMON and Standard for the years ended March 31, 2006 and 2005.  The pro forma information is presented for informational purposes only and is not indicative of the results of operations that would have been achieved had the merger taken place at the beginning of each period or results of future periods.  The following information has not been adjusted to reflect any anticipated cost savings or operating efficiencies that may be realized as a result of the merger.

Alliance One Selected Unaudited Pro Forma Combined Financial Information (Continued)

	Unaudited Proforma Twelve Months Ended March 31,
thousands except per share data	2006 (1) (2)	2005
Revenues	$2,184,022	$2,196,530
Operating income (loss)	(279,391)	106,690
Income (loss) from continuing operations	(425,002)	46,550
Loss from discontinued operations	(26,282)	(43,693)
Net income (loss)	$ (451,284)	$ 2,857
Basic earnings (loss) per share
- from continuing operations	$(4.96)	$ .54
- from discontinued operations	(0.31)	(.51)
Basic earnings (loss) per share	$(5.27)	$ .03

(1) Merger related debt retirement expenses were $66,474 and restructuring, impairment and integration charges were $85,411 for fiscal 2006.

(2) Goodwill impairment charge of 256,916 for fiscal 2006.

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

	Years Ended March 31,
Summary of Discontinued Operations	2007	2006	2005
Sales and other revenues	$ 25,040	$ 54,754	$ 52,717

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	(15,981)	(25,105)	(15,658)
Income tax expense / (benefit)	2,749	(1,001)	(4,505)
Loss from discontinued operations, net of tax	$(18,730)	$(24,104)	$(11,153)

	March 31, 2007	March 31, 2006
Assets of discontinued operations:
Cash	$ -	$ 1,352
Trade receivables, net of allowances	1,737	9,925
Tobacco inventory and advances	7,147	23,396
Net property, plant and equipment	3,912	7,174
Other assets	39	4,209
Total assets of discontinued operations	$ 12,835	$ 46,056

Liabilities of discontinued operations:
Accounts payable	$ 7,848	$ 2,625
Accrued expenses	974	5,745
Advances from customers	1,557	156
Total liabilities of discontinued operations	$10,379	$ 8,526

Discontinued Italian Operations, Other Regions Segment

On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all of its former DIMON Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.  The collection of the accounts receivable and the liquidation of the inventory not included in the sale of the former DIMON operations are continuing.  As a result of the merger on May 13, 2005, the remaining net assets of the discontinued Italian operations of Standard were acquired.    Due to the merger between DIMON and Standard these efforts have taken longer than originally anticipated. During the three months ended December 31, 2006, the Company updated their evaluation of the collectibility of the accounts receivable and recorded an additional allowance of $3,650.

          During third quarter of fiscal 2007, due to the unexpected delays in selling the Italian tobacco and to take advantage of an opportunity to accelerate the disposition of the remaining Italian inventory, the Company has been negotiating the sale of the remaining uncommitted Italian tobacco inventory.  The Company recorded a charge to inventory totaling $5,600 during the third quarter to adjust the cost of inventory to the sales price being considered as part of this bulk sale transaction.  The Company entered into the sales agreement and sold the tobacco during the fourth quarter.  It is anticipated that the sales of the remaining March 31, 2007 inventory will occur prior to June 30, 2007.

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

          Results of operations and the assets and liabilities are reported as discontinued operations as follows:

	Years Ended March 31,
	2007	2006	2005
Sales and other revenues	$ 14,552	$ 22,825	$41,447

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$(17,649)	$(15,239)	$ (6,252)
Income tax benefit	(401)	(177)	(538)
Loss from discontinued operations, net of tax	$(17,248)	$(15,062)	$ (5,714)

	March 31, 2007	March 31, 2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 917	$ 8,557
Tobacco inventory and advances	5,294	20,325
Other assets	39	280
Total assets of discontinued operations	$6,250	$29,162

Liabilities of discontinued operations:
Accounts payable	$7,316	$ 1,624
Advances from customers	36	156
Accrued expenses	506	1,348
Total liabilities of discontinued operations	$7,858	$ 3,128

Discontinued Wool Operations, Other Regions Segment

As a result of the merger, the Company acquired the remaining net assets of Standard’s discontinued wool operations.  The liquidation of these assets is continuing.  The remaining assets are primarily in France and, along with the remaining trading operations in France, are the subjects of separate sales agreements pending governmental approval.  Due to unexpected delays in conjunction with obtaining approval from the French government, the sale of these operations has been delayed.  The Company anticipates completing the liquidation of the assets in fiscal 2008.

          Results of operations and the assets and liabilities, other than subsidiary debt guaranteed by the Company, are reported as discontinued operations. This information is summarized for the appropriate fiscal periods as follows:

	Years Ended March 31,
	2007	2006
Sales and other revenues	$ -	$ -

Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (711)	$(1,164)
Income tax expense	987	-
Loss from discontinued operations, net of tax	$(1,698)	$(1,164)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note C – Discontinued Operations (Continued)

Discontinued Wool Operations (Continued)

	March 31, 2007	March 31, 2006
Assets of discontinued operations:
Cash	$ -	$ 1,352
Trade receivables, net of allowances	-	556
Net property, plant and equipment	3,899	4,830
Other assets	-	3,450
Total assets of discontinued operations	$3,899	$10,188

Liabilities of discontinued operations:
Accounts payable	$ -	$ 96
Accrued expenses	-	2,603
Total liabilities of discontinued operations	$ -	$ 2,699

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop.  This decision involves the closure of its three operating entities.

          As a result of the merger, the Company’s concession to promote tobacco production in the Chifunde district of Mozambique was terminated by the government for the fiscal 2006 crop year.  In conjunction with the appeal process the Company received a letter on October 11, 2005 from the Minister of Agriculture of Mozambique referring the case back to the local government.  At that point the Company entered into discussions with the local government of the Chifunde district to secure the concession for the 2007 crop year.  These discussions continued through January 31, 2006 at which time the Company concluded that it was unlikely that the local government would issue a concession for the crop year in fiscal 2007 to the Company.  Due to this decision by the local government the Company initiated a process to evaluate the strategic alternatives for its remaining Mozambique operations without the Chifunde district and determined that it was not in the Company’s economic interest to remain in Mozambique without this strategic district.  The Company evaluated the criteria of SFAS No. 144 and concluded that the Mozambique operations qualify to be presented as assets held for sale and accordingly, the assets have been written down to their fair value less any selling costs.  The Company anticipates operation will be completely liquidated by September 2007.

          Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

	Years Ended March 31,
	2007	2006	2005
Sales and other revenues	$10,483	$31,516	$10,815

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ 2,337	$(5,769)	$(1,790)
Income tax expense / (benefit)	(470)	216	-
Income (loss) from discontinued operations, net of tax	$ 2,807	$(5,985)	$(1,790)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note C – Discontinued Operations (Continued)

Discontinued Mozambique Operations (Continued)

	March 31, 2007	March 31, 2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ 820	$ 792
Tobacco inventory and advances	1,853	3,071
Net property, plant and equipment	13	1,244
Other assets	-	54
Total assets of discontinued operations	$ 2,686	$ 5,161

Liabilities of discontinued operations:
Accounts payable	$ 532	$ 187
Advances from customers	1,521	-
Accrued expenses	468	1,683
Total liabilities of discontinued operations	$2,521	$ 1,870

Discontinued Non-Tobacco Operations, Other Regions Segment

In January 2004, the Company acquired a majority interest in a non-tobacco entity previously reported using the equity method of accounting.  Production expectations and the development of emerging markets did not meet management’s expectations.  As a result, the Company began investigating strategic alternatives for its non-tobacco operation in Fiscal 2006, which led to an impairment evaluation in accordance with SFAS No. 144 and recorded asset impairment charges of $1,764. The Company reevaluated the criteria for classifying the assets as held for sale and reporting the results of operations as  discontinued operation in the fourth quarter of fiscal 2006 and concluded that the Company now met all of the  criteria prescribed by SFAS No. 144. The assets of the non-tobacco operations were reclassified as held for sale and the results of operations, including the impairment charge, were presented as discontinued operations.  The Company sold the assets on April 13, 2006.

           Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

	Years Ended March 31,
	2007	2006	2005
Sales and other revenues	$ 5	$ 413	$ 455

Loss from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ 42	$(2,933)	$(7,616)
Income tax expense / (benefit)	2,633	(1,040)	(3,967)
Loss from discontinued operations, net of tax	$(2,591)	$(1,893)	$(3,649)

	March 31, 2007	March 31, 2006
Assets of discontinued operations:
Trade receivables, net of allowances	$ -	$ 20
Net property, plant and equipment	-	1,100
Other assets	-	425
Total assets of discontinued operations	$ -	$ 1,545

Liabilities of discontinued operations:
Accounts payable	$ -	$ 718
Accrued expenses	-	111
Total liabilities of discontinued operations	$ -	$ 829

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note D – Restructuring and Asset Impairment Charges

As a result of the merger, the Company developed a detailed preliminary integration plan as of the closing of the merger with Standard that addressed each origin and functional area.  Through the use of regional integration teams, assessments were made of each of DIMON’s and Standard’s processing facilities around the world as well as identification of countries in which there may be duplicative facilities and/or excess capacity.  The plan also reviewed origin and corporate offices.  As a result of these closures and redundancies, the plan also included a significant reduction in the global workforce.  Subsequent to the acquisition of Standard, the Company has continued assessing relevant information obtained as it relates to markets and customers that were not available prior to the merger which has resulted in modifications to the preliminary integration plan.  The integration plan specifically identifies all significant actions to be taken to complete the plan, activities of the acquired company that will not be continued, including the method of disposition and location of those activities, and the plan's expected date of completion.  Actions required by the plan were initiated immediately and have continued throughout fiscal 2006 and 2007.  The Company has completed the planning process and made the necessary adjustments to the consolidated financial statements.

          In fiscal 2006, integration charges resulting from the Company’s decisions had different accounting treatment depending on whether they were related to former DIMON operations or former Standard operations.  In accordance with Emerging Issues Task Force (EITF) 95-3, Recognition of Liabilities in Conjunction with a Purchase Business Combination, the Company recorded the costs of a plan to (1) exit an activity of the former Standard operations, (2) involuntarily terminate employees of the former Standard operations, or (3) relocate employees of the former Standard operations as liabilities assumed in a purchase business combination and included in the allocation of the acquisition cost resulting in an increase in goodwill. The Company concluded that these costs were not associated with or were not incurred to generate revenues of the combined entity after the consummation date, had no future economic benefit to the combined Company, were incremental to other costs incurred in the conduct of activities prior to the consummation date, and will be incurred as a direct result of the plan to exit an activity of the Standard.  However, all costs of integration actions associated with former DIMON operations are recorded in earnings as restructuring and asset impairment costs.

          In fiscal 2007, all costs of integration actions associated with former DIMON and former Standard operations are recorded in earnings as restructuring and asset impairment costs only when they are incurred or meet the criteria for recording in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.

          Employee related severance costs for 2006 totaled $30,944.  Severance and other cash charges for 2006 totaled $43,805.  Related payments of $30,161 were made in 2006 with $13,057 paid in 2007 and $587 to be paid in 2008. During fiscal 2007, the Company recorded additional restructuring costs of $9,835 related primarily to additional employee severance costs of which $7,675 were paid in fiscal 2007 with the remaining balance of $2,160 to be paid in 2008.  Restructuring and asset impairment costs of the South American segment and the Other Regions segment were $1,097 and $28,676, respectively during the year ended March 31, 2007, and $2,376 and $83,035, respectively during the year ended March 31, 2006. Payments of $1,150 and $1,708 were made for the South American segment during the years ended March 31, 2007 and March 31, 2006, respectively. Payments of $19,582 and of $29,318 were made for the Other Regions segment during the same respective periods. As of March 31, 2007, there was a balance of $30 and $2,717 to be paid in 2008 for the South America segment and the Other Regions segment, respectively.

          In addition to the above actions, the Company has incurred significant costs primarily related to legal and professional fees to effect the merger.  These costs are $5,367 for the year ended March 31, 2006.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note D – Restructuring and Asset Impairment Charges (Continued)

          The following table summarizes the integration actions as of March 31, 2007, 2006 and 2005:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2007	2006	2005
Employee separation and other cash charges:
Beginning balance	$ 13,644	$ 865	$ 1,582
Period Charges:
Severance charges	8,163	14,828	2,146
Spanish operations sale	495	2,000	-
Other cash charges	1,177	5,367	-
Total employee separation and other cash charges	9,835	22,195	2,146
Payments through March 31	(20,732)	(17,033)	(2,863)
Ending balance March 31, 2006 of purchase
accounting adjustments to goodwill	-	7,617*	-
Ending balance March 31	$ 2,747	$13,644	$ 865

Asset impairments and other non-cash charges:
SFAS No. 144 asset impairment – tobacco operations:
CdF operations assets impairment	$ -	$12,520**	$ -
Spanish operations assets impairment	-	1,241	-
Greece machinery and equipment impairment	3,689	-	-
Thailand assets impairment	1,143	-	-
Other non-cash charges	1,860	1,556	690
Deconsolidated Zimbabwe cost investments	13,246	47,899	-
Total asset impairments and other non-cash charges	$ 19,938	$63,216	$ 690

Total restructuring and asset impairment charges	$ 29,773	$85,411	$ 2,836

*	Represents March 31, 2006 ending balances for former Standard Commercial Corporation employees of $7,617.
**	Includes pretax charges of $7,409 and $5,111 for fixed asset and intangible asset impairments, respectively.

Purchase Accounting Adjustments to Goodwill	Year Ended March 31, 2006
Employee separation and other cash charges:
Severance charges	$ 16,116
Spanish tobacco operations obligations	3,800
Other cash charges	1,694
Total employee separation and other cash charges	21,610
Payments through March 31, 2006	(13,993)
Ending balance March 31, 2006	$ 7,617*

SFAS No. 144 asset impairment – tobacco operations – Spain	$ 3,535

Total severance and exit activity charges	$ 25,145

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note D – Restructuring and Asset Impairment Charges (Continued)

Sale of Spanish tobacco operations

On February 1, 2006, the Company entered into agreement to sell 100% of the stock of Agroexpansion, S.A., its former DIMON operation, and World Wide Tobacco España,, S.A. (WWTE), its former Standard operation. In connection with the decision to close the operations, the Company reviewed its fixed assets for impairment.  In the third and fourth quarters of fiscal 2006, the Company recorded asset impairment and restructuring costs of $10,576.  Of this amount, the Company recognized $3,241 in earnings and an adjustment related to the former Standard operations of $7,335 as an adjustment to the purchase price of the merger at March 31, 2006 in connection with the pending sale. The Company completed the sale of Agroexpansion and WWTE on August 1, 2006.  Additional restructuring charges of $495 were recorded during the fiscal year ended March 31, 2007, to complete the transaction.

Zimbabwe Investment Impairment

As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with the Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  A non-cash impairment charge of $47,899 was recorded to reduce the net investment in Zimbabwe operations to estimated fair value at March 31, 2006 based on a discounted cash flow model.

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

          Based on events discussed above, the Company evaluated the fair value of the Zimbabwe operations and again determined that the net investment in the Zimbabwe operations exceeded the estimated fair value.  The Company recorded an additional non-cash impairment charge of $13,246 during fiscal 2007 to write down the net investment in the Zimbabwe operations to zero.

SFAS No. 144 - Asset Impairment

SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company recognizes the asset impairment when the carrying amount of an asset exceeds the sum of the undiscounted cash flows expected to result from the use and eventual disposition of the asset.  Realization values for assets subject to impairment testing are determined primarily by management, taking into consideration various factors including appraisals, quoted market prices or previous experience.  If the asset remains in service at the decision date, the asset is written down to its fair value and the resulting book value is depreciated over its remaining economic useful life.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note D – Restructuring and Asset Impairment Charges (Continued)

SFAS No. 144 - Asset Impairment (Continued)

CdF - Sale of dark air-cured operations

As a consequence of the ongoing dark air-cured overcapacity, the Company began tentative negotiations to dispose of these operations.  In June 2005, the Company reviewed its assets for impairment and a pre-tax impairment charge of $4,548 was recorded based on a discounted cash flow model which primarily related to intangibles of the dark air –cured tobacco operation in Indonesia.  On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compania General de Tabacos de Filipinas, S.A. (CdF), the owner of the Company’s dark air-cured tobacco business.  In connection with this letter of intent, additional asset impairment charges of $7,972 were recorded during fiscal 2006. In 2007, an additional restructuring charge of $1,033, primarily related to employee severance costs, was recorded.  The Company anticipates the completion of the transaction during the quarter ended December 31, 2007.

Thailand – Asset Impairment

In fiscal 2006, concurrent with the closure of the former DIMON Thailand processing facilities, assets of $5,736 were reclassified in the Company’s balance sheet to assets held for sale. These assets are primarily land and production facilities that have become redundant as a result of the merger.

          As a result, during the three months ended September 30, 2006, the Company conducted a review of the fair value of the Thai assets held for sale and recorded an asset impairment charge of $1,333 related to land and buildings based on contractual sales prices. During the three months ended March 31, 2007, the impairment charge recorded in the prior quarters was reduced by $190, when the sales transaction was completed.

Greece – Asset Impairment

As a result of the partial and pending full closure of Greek operations, the Company tested the long-lived assets for impairment in accordance with SFAS No. 144.  During the three months ended September 30, 2006, the Company recorded an asset impairment charge of $3,166 related to machinery and equipment based on a discounted cash flow model. In the quarter ended March 31, 2007, due to the delay of sale an additional impairment charge of $523 was recorded for machinery and equipment.

Assets Held for Sale

As of March 31, 2007, assets of $2,793 were actively marketed, classified as assets held for sale and reported in Other Current Assets in the Company’s Consolidated Balance Sheet.  The Company evaluated the criteria of SFAS No. 144 and concluded that these assets qualify as assets held for sale.  These assets were primarily production and administrative facilities that had become redundant as a result of the merger.

Note E – Goodwill and Other Intangibles

Effective July 1, 2002, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations” and SFAS No. 142, “Goodwill and Other Intangible Assets.” SFAS No. 141 requires the use of the purchase accounting method for business combinations and broadens the criteria for recording intangible assets separate from goodwill. SFAS No. 142 stipulates a non-amortization approach to account for purchased goodwill and certain intangible assets with indefinite useful lives.  It also requires at least an annual assessment for impairment by applying a fair value based test. Intangible assets with finite useful lives continue to be amortized over the useful lives.

           The Company tests the carrying amount of goodwill for each reporting unit annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  The testing is based on a discounted cash flow approach for each reporting unit to determine fair value (Step 1).  The Company also tests the sensitivities of these fair value estimates to changes in our earnings growth rate and discount rate. When a possible impairment for a reporting unit is indicated, the implied fair value of goodwill is tested by comparing the carrying amount of the net assets of the reporting unit excluding goodwill to the total fair value (Step 2).  When the carrying amount of goodwill exceeds its implied fair value, an impairment charge is recorded.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note E – Goodwill and Other Intangibles (Continued)

           In fiscal 2006, the Company changed from one to five operating segments which required the Company to re-evaluate its historical SFAS No. 142 assumption of only one reporting unit.  SFAS No. 142 states that the reporting unit is considered as an operating segment or one level below an operating segment (i.e. a component of an operating segment).  A component of an operating segment can be a reporting unit if the component constitutes a business for which discrete financial information is available and segment management regularly reviews the operating results of that component.  SFAS No. 142 does provide that two or more components of an operating segment shall be aggregated and deemed a single reporting unit if the components have similar economic characteristics.

          The Company has the following five reporting units of which all goodwill was allocated to North America and South America: Africa, Asia, Europe, North America and South America.  In accordance with SFAS No. 142, the company performed the annual goodwill testing for fiscal 2006 and completed the Step 1 test.

▪    As a result of the North America and South America reporting units failing Step 1 the Company completed Step 2 to measure the impairment loss, if any, by comparing the implied fair value of the reporting unit with the carrying amount of goodwill.   The fair value of the reporting unit was estimated using the expected present value of future cash flows.  Based on this analysis the Company recorded a total goodwill impairment charge of $256,916 during the fourth quarter of fiscal 2006.

▪   Of the total goodwill impairment charge, $75,742 related to North America.  Prior to the merger with Standard, no goodwill was previously allocated to the former DIMON operating segment in North America.  As a result of declines in the U.S. market share due to unanticipated decreased customer demand and reduced crop size, indicators of impairment were present in the fourth quarter of fiscal 2006.  Accordingly, Step 2 testing was required resulting in the related goodwill impairment charge.

3)

Of the total goodwill impairment charge, $181,174 related to South America.  Prior to the merger, all previous goodwill of $151,772 was allocated to the South America operating region.  Merger related goodwill of $29,402 was allocated to South America.  There were several changes in the South America region that significantly impacted operations in 2006.  First was the impact of the absorption of local intrastate trade taxes resulting from a change in local laws.  Second was the effect of the strong local currency on prices paid to growers and related tobacco conversion costs.  Third was the impact of the poor quality of the 2005 crop.  These factors negatively impacted the reporting unit’s future cash flow projections.  Some of these factors are expected to continue to affect cash flow projections which indicated impairment in the fourth quarter of fiscal 2006.  Accordingly, Step 2 was required and the related impairment charge was recorded.

          Testing for fiscal 2007 found no indication for further impairment.  The carrying value of other intangible assets as of March 31, 2007, after consideration of fully amortized intangibles, is $44,846 gross and $30,923 net and represents customer relationship and production and supply contracts.  These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives. The Company did not have any indefinite-lived intangible assets, other than goodwill, as of the July 1, 2002 adoption date or the March 31, 2007 balance sheet date.  The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives.  The factors considered include but are not limited to the expected cash flows generated from the business or assets, economic factors and changes in the marketplace.  Based on test results of all pertinent factors, an adjustment of $5,111 related to a supply contract was recorded in fiscal 2006.  Amortization expense associated with these intangible assets was $2,833, $3,543 and $2,681 for the years ended March 31, 2007, 2006 and 2005, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note E – Goodwill and Other Intangibles (Continued)

          Goodwill and Intangible Asset Rollforward:

		Unamortizable Goodwill			Amortizable Intangibles
		South America Segment	Other Regions Segment	Total	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
	Weighted average remaining
	useful life in years as of March 31, 2007	-	-	-	18	1
	March 31, 2005 balance:
	Gross carrying amount	$151,772	$ -	$151,772	$ -	$ 19,662	$171,434
	Accumulated amortization	-	-	-	-	(10,952)	(10,952)
	Net balance	151,772	-	151,772	-	8,710	160,482
	Purchase goodwill and intangibles*	29,402	79,928	109,330	33,700	-	143,030
	Amortization expense	-	-	-	(1,474)	(2,069)	(3,543)
	SFAS No. 142 Goodwill impairment	(181,174)	(75,742)	(256,916)	-	-	(256,916)
	SFAS No. 144 Intangible asset impairment	-	-	-	-	(5,111)	(5,111)
	March 31, 2006 balance	-	4,186	4,186	32,226	1,530	37,942
	Amortization expense	-	-	-	(1,685)	(1,148)	(2,833)
	March 31, 2007 balance	$ -	$ 4,186	$ 4,186	$30,541	$ 382	$ 35,109

*	See Note B “Merger of DIMON Incorporated and Standard Commercial Corporation” to the “Notes to Consolidated Financial Statements” for further information.

          Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
For year ended 2008	$ 1,685	$ 382	$ 2,067
For year ended 2009	1,685	-	1,685
For year ended 2010	1,685	-	1,685
For year ended 2011	1,685	-	1,685
For year ended 2012	1,685	-	1,685
Later years	22,116	-	22,116
	$ 30,541	$ 382	$ 30,923

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

          The fair value estimates presented herein are based on quoted market prices.  During the years ended March 31, 2007 and 2006, there were no qualified cash flow hedges.  During the year ended March 31, 2005, accumulated other comprehensive income decreased by $637, net of deferred taxes of $324, due to the reclassification into earnings, primarily as cost of goods and services sold, due to the fulfillment of transactions.

          The carrying value and estimated fair value of the Company’s long-term debt are $731,856 and $782,048 respectively, as of March 31, 2007 and $772,585 and $754,146 respectively, as of March 31, 2006.

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  As of June 30, 2006, all instruments of this type had been terminated.  SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments have caused substantial volatility in the Company’s reported earnings.  For the years ended March 31, 2007 and 2006, the Company recognized non-cash income before income taxes of $290 and $5,092, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Pension, Postretirement and Other Long-Term Liabilities.

Forward Currency Contracts

The Company periodically enters into forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  In accordance with SFAS No. 133, when these derivatives qualify for hedge accounting treatment, they are accounted for as cash flow hedges and are recorded in other comprehensive income, net of deferred taxes.

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs. Some of these contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the years ended March 31, 2007 and 2006, income of $12,914 and $1,606, respectively, has been recorded in cost of goods and services sold.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note G – Short-Term Borrowing Arrangements

Excluding all long term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $485,248 at March 31, 2007 ($599,439 at March 31, 2006).  The weighted average variable interest rate for the twelve months ending March 31, 2007 was 6.26%.  At March 31, 2007 and 2006, amounts outstanding under the lines were $179,097 and $299,930, respectively.  Unused lines of credit at March 31, 2007 amounted to $275,544 ($232,864 at March 31, 2006), net of $30,607 of letters of credit lines.  Certain non-U.S. borrowings of approximately $9,681 have inventories of approximately $10,955 as collateral.  As noted below, there is limited recourse against certain receivables of the Company if the Company fails to fulfill its contractual obligations.  There were no compensating balance agreements at March 31, 2007.

          The Company has entered into a $25,000 limited recourse receivable purchase program with one of its lenders.  Under the program, the lender takes the receivable payment risk of the customer subject to usual and customary covenants, while the Company fulfills contractual obligations.  Funding of the purchased receivable is 80% of the face value, and the Company retains an interest in the remaining 20%, which is paid at collection.  As of March 31, 2007, $2,265 ($19,031 at March 31, 2006) was funded under the program and recorded in short-term borrowings.

Note H – Long-Term Debt

Senior Secured Credit Facility

On March 30, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), with a syndicate of banks that amends and restates the Company’s prior credit agreement and provides for a senior secured credit facility (the “Credit Facility”) that consists of:

•

a three and one-half year $240,000 revolver (the “Revolver”) which initially accrues interest at a rate of LIBOR plus 2.75%; and

•

a four-year $145,000 term loan B (the “Term Loan B”) which accrues interest at a rate of LIBOR plus 2.25%.

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10,000 to $250,000 by adding additional Lenders thereto.

Borrowers and Guarantors.  One of the Company’s primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), is co-borrower under the Revolver, and the Company’s portion of the borrowings under the Revolver is limited to $150,000 outstanding at any one time. Intabex is the sole borrower under the Term Loan B. One of the Company’s primary foreign trading companies, Alliance One International AG (“AOIAG”), is a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations are also currently guaranteed by the Company and must be guaranteed by any of its material direct or indirect domestic subsidiaries.

Collateral.  The Company’s borrowings under the senior secured credit facility are secured by a first priority pledge of:

•

100% of the capital stock of any material domestic subsidiaries;

•

65% of the capital stock of any material first tier foreign subsidiaries;

•

U.S. accounts receivable and U.S. inventory owned by the Company or its material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances); and

•

Intercompany notes evidencing loans or advances the Company makes to subsidiaries that are not guarantors.

          In addition, Intabex’s borrowings under the Credit Facility are secured by a pledge of 100% of the capital stock of Intabex, AOIAG, and certain of the Company’s and Intabex’s material foreign subsidiaries.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note H – Long-Term Debt (Continued)

Senior Secured Credit Facility (Continued)

Financial Covenants.  The Credit Facility includes certain financial covenants and required financial ratios, including:

•

a minimum consolidated interest coverage ratio of not less than 1.55 to 1.00;

•

a maximum consolidated leverage ratio of not more than 6.25 to 1.00;

•

a maximum consolidated total senior debt to borrowing base ratio of not more than 0.90 to 1.00; and

•

a maximum amount of annual capital expenditures of $40,000 during any fiscal year of the Company.

          Certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contains certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the year ended, March 31, 2007.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315,000 of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150,000 of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100,000 of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2007, the Company had approximately $179,097 drawn and outstanding on foreign seasonal lines totaling $485,248. Additionally against these lines there was $12,765 available in unused letter of credit capacity with $17,842 issued but unfunded.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note H – Long-Term Debt (Continued)

          The following table summarizes our debt financing as of March 31, 2007:

			March 31, 2007
	Outstanding		Lines and
	March 31,		Letters	Interest	Repayment Schedule by Fiscal Year (5)
	2006	2007	Available	Rate	2008	2009	2010	2011	2012	Later
Senior secured credit facility:
Revolver (1)	$ -	$ -	$240,000
Term loan A	142,500	-	-		$ -	$ -	$ -	$ -	$ -	$ -
Term loan B	198,000	145,000	-	9.5%	1,450	1,450	1,450	140,650	-	-
	340,500	145,000	240,000		1,450	1,450	1,450	140,650	-	-

Senior notes:
11% senior notes due 2012	315,000	315,000	-	11.0%	-	-	-	-	-	315,000
8 ½% notes due 2012	-	149,270	-	8.5%	(119)	(131)	(142)	(155)	(169)	149,986
Other (2)	10,157	10,157	-		-	-	-	-	3,437	6,720
	325,157	474,427	-		(119)	(131)	(142)	(155)	3,268	471,706

12 ¾% senior subordinated note due 2012	90,712	91,608	-	12.8%	(1,040)	(1,206)	(1,400)	(1,625)	(1,885)	98,764

Other long-term debt (3)	16,216	20,821	22,456	11.2%	4,940	12,770	1,903	889	29	290

Notes payable to banks (3) (4)	299,930	179,097	275,544	6.3%	-	-	-	-	-	-

Total debt	$1,072,515	$910,953	538,000		$5,231	$12,883	$1,811	$139,759	$1,412	$570,760

Short term	$ 299,930	$179,097
Long term:
Long term debt current (5)	$ 28,091	$ 5,231
Long term debt (5)	744,494	726,625
	$ 772,585	$731,856

Letters of credit	$ 30,072	$ 17,842	12,765

Total credit available			$550,765

(1) Revolver available balance does not reflect the $10,000 increase effective May 25, 2007

(2)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(3) Weighted average rate for the year ended March 31, 2007

(4) Primarily foreign seasonal lines of credit

(5) Debt classification and repayment are based on a next twelve months basis and does not reflect the additional $50,000 paydown on term loan B made after the fiscal year end.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note I – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2012.  Interest rates are imputed at 4.17% to 8.94%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
2008	$162	$ 5,717
2009	165	4,608
2010	108	3,909
2011	21	2,013
2012	17	1,745
Remaining	-	8,410
	473	$26,402
Less interest and deposits	17
Present value of net minimum lease payments	456
Less current portion of obligations under capital leases	156
Long-term obligations under capital leases	$300
Capitalized amounts:
Machinery and equipment, primarily vehicles	$692
Accumulated amortization	(334)
	$358

Note J – Equity in Net Assets of Investee Companies

The Company has equity basis investments in companies located in Asia and South America which purchase and process tobacco.  The investments in Asia were acquired as part of the merger of Standard with and into DIMON.  The Asia investees and ownership percentages are as follows; Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%.  The information presented in the tables below includes only the results of those companies after May 13, 2005.  Information presented prior to the merger includes the Company’s 50% owned South America investee, Espinosa (Colombia).  Summarized financial information for these investees for fiscal years ended March 31, 2007, 2006 and 2005 follows:

	Years Ended March 31,
Operations Statement Information	2007	2006	2005
Sales	$ 92,271	$66,190	$2,746
Gross Profit	10,501	9,038	699
Net Income	1,821	2,042	178

	March 31,
Balance Sheet Information	2007	2006
Current Assets	$52,912	$62,384
Property, plant and equipment and other assets	29,990	27,552
Current Liabilities	36,213	45,875
Long-term obligations and other liabilities	9,079	8,273
Interests of other shareholders	19,168	18,231
Company’s interest	18,461	17,557

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note K – Stock – Based Compensation

Stock – Based Compensation Award Plans

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

Adoption of SFAS No. 123(R)

The Company currently has three types of stock based compensation awards:  Stock Options, Stock Options with Stock Appreciation Rights, and Restricted Stock. These various types of grants are made in accordance with the Alliance One International, Inc. 2003 Incentive Plan (the Plan) which was approved by shareholders of the Company in November 2003.  This plan authorizes the issuance of the various stock based compensation awards to any employee of the Company or any subsidiary and any member of the Board that the Executive Compensation Committee determines has contributed to the profits or growth of the Company or its affiliates.  The Plan amended previous plans dating back to 1995.  Under this plan and predecessor plans, 6,466 share based compensation awards have been authorized of which 2,800 options and 640 shares of restricted stock are outstanding and 1,769 shares are available for future awards.  Shares issued under the Plan are new shares which have been authorized and designated for award under the Plan.  In addition to the restricted shares outstanding above, 214 restricted shares remain outstanding under an approved plan of the former Standard Commercial Corporation.  The individual awards are discussed in greater detail below.

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

          Prior to adoption of SFAS No. 123(R), all benefits of tax deductions resulting from the exercise of share-based compensation were presented as operating cash flows in the Company’s Consolidated Statements of Cash Flows.  SFAS No. 123(R) requires that benefits of tax deductions in excess of deductions for compensation cost recognized (excess tax benefits) be classified as financing cash flows.

          For the year ended March 31, 2007, compensation expense for stock-based compensation plans was $3,545, net of tax of $890.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest at the end of three years or ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 477, 533 and 517 stock options granted during the years ended March 31, 2007, March 31, 2006 and March 31, 2005 respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note K – Stock – Based Compensation (Continued)

Stock Option Awards (Continued)

          The following assumptions were used to determine the fair value of options issued in fiscal years:

	2007	2006	2005
Grant Price	$3.94	$3.96	$6.45
Exercise Price	$3.94	$3.96	$6.45
Expected Life in Years	6.25	7.0	7.0
Annualized Volatility	47%	38%	40%
Annual Dividend Rate	0%	3.03%	4.65%
Risk Free Rate	4.83%	4.08%	4.06%
Fair Value	$987	$693	$936

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2005	4,145	9.19	5.59	(12,691)
Acquired at merger	740	6.36	6.58	219
Granted	533	3.96	10.00	-
Exercised	(200)	3.13	3.99	(518)
Forfeited	(360)	8.54	6.62	(1,211)
Cancelled	(575)	13.89	-	(3,560)
Outstanding at March 31, 2006	4,283	7.55	5.49	(11,137)
Granted	477	3.94	10.00	-
Exercised	(1,251)	5.42	4.88	(3,081)
Forfeited	(345)	7.68	5.46	(1,188)
Cancelled	(364)	14.77	-	(3,560)
Outstanding at March 31, 2007	2,800	6.94	6.00	6,417
Vested and expected to vest at March 31, 2007	2,746	6.97	5.96	6,198
Exercisable at March 31, 2007	1,625	8.56	4.17	1,087

          The intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price multiplied by the number of options).  The closing price is the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  In 2005, 34 options were exercised with an intrinsic value of $115.  Cash received from the exercise of options for the year ended March 31, 2007 was $7,259.  As of March 31, 2007, there was $1,324 of remaining unamortized stock-based compensation related to unvested options which will be expensed over the remaining service period through July 2010.

          Shares vested in 2006 and the respective grant date fair values were 599 and $1,399.  In 2005, 402 shares vested with a grant date fair value of $1,586.  The table below shows the movement in unvested shares from March 31, 2006 to March 31, 2007.

	Shares	Weighted Average Grant Date Fair Value	Fair Value
Unvested March 31, 2006	1,427	$1.91	$2,728
Granted	477	2.07	988
Forfeited	(115)	2.10	(243)
Cancelled	(29)	2.58	(75)
Vested	(585)	2.21	(1,295)
Unvested March 31, 2007	1,175	1.79	$2,103

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note K – Stock – Based Compensation (Continued)

Stock Options with Stock Appreciation Rights

Stock appreciation rights (SARs) have historically been granted in tandem with option grants under which the employee may choose to receive in cash the excess of the market price of the share on the exercise date over the market price on the grant date (the intrinsic value of the share) rather than purchase the shares.  The choice to receive cash is limited to five years after grant.  After the fifth year and up to the tenth year after grant, the employee will continue to be able to purchase shares under the award but no longer has the choice of receiving the intrinsic value of the shares.  Compensation expense for Stock Options with Stock Appreciation Rights is treated as a liability due to the express ability of the employee to make the choice of whether to receive cash or purchase shares.  Prior to the adoption of SFAS No. 123(R), the intrinsic value of SARs outstanding was multiplied by the cumulative vesting in each SAR award to determine the liability at each balance sheet date.  Amounts charged to compensation expense resulted from the change in the vested intrinsic value between balance sheet dates.  Following adoption of SFAS No. 123(R), the fair value of SARs are determined at each balance sheet date using a Black-Scholes valuation model multiplied by the cumulative vesting of each SAR award.  After consideration for estimated forfeitures, this change in accounting resulted in a cumulative effect of accounting change adjustment of $252.

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at April 1, 2006	520	$6.72	2.12	$(965)	$435
Exercised	(12)	$6.47	0.94	$20	$(29)
Forfeited	(92)	$6.68	1.91	$(194)	$(61)
Expired	(88)	$7.44	-	$(307)	-
Outstanding at March 31, 2007	328	$6.54	1.84	$881	$1,208
Exercisable at March 31, 2007	196	$6.60	1.16	$514	$512
Vested and Expected to Vest	294	$6.53	1.79	$794	$1,076

          As of March 31, 2007, there was $329 of remaining unearned compensation expense related to stock options with attached SARs which will be expensed over the remaining service period through October 2008.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized expense of $619, $112 and $390 for the years ended March 31, 2007, 2006 and 2005, respectively, related to stock options with attached SARs.

          The following table shows unvested SAR activity.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2006	271	$2.19	$594
Forfeited	(24)	2.63	(63)
Vested	(103)	2.54	(292)
Unvested March 31, 2007	132	1.81	$239

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note K – Stock – Based Compensation (Continued)

Restricted Stock (Continued)

          Assumptions used to determine the fair value of SARs as of March 31 included the following:

	2007	2006
Stock Price	$9.23	$4.86
Exercise Price	$6.54	$6.72
Expected Life in Years	1.6	2.14
Annualized Volatility	42%	44%
Annual Dividend Rate	0%	0%
Discount Rate	4.77%	5.00%

          Exercise of a SAR is limited to five years from the date of grant.  The expected life of the SARs reflects this fact.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company.

Restricted Stock

Restricted stock is common stock that is both non-transferable and forfeitable unless and until certain conditions are satisfied.  The fair value of restricted shares is determined on grant date based on market value of the shares and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2005	438	6.50
Acquired at merger	725	6.36
Granted	419	4.87
Vested	(480)	5.91
Forfeited	(34)	5.62
Restricted at March 31, 2006	1,068	5.56
Granted	366	3.94
Vested	(400)	6.07
Forfeited	(180)	4.53
Restricted at March 31, 2007	854	4.84

          As of March 31, 2007, there was $1,535 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through July 2009.  Expense recognized due to the vesting of restricted stock awards was $2,965, $2,665 and $623 for the years ended March 31, 2007, 2006 and 2005, respectively with tax benefits of $683, $666 and $156.

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the years ended March 31, 2006 and 2005.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note K – Stock – Based Compensation (Continued)

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R) (Continued)

	Years Ended March 31,
(in thousands, except per share data)	2006	2005
Net income (loss), as reported	$(447,446)	$13,288
Add: Stock-based employee compensation expense (income)
included in reported net income (loss), net of related tax
effects of $39 and $136	(73)	(254)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all awards,
net of related tax effects of $352 and $368	(654)	(684)
Pro forma net income (loss)	$(448,173)	$12,350
Earnings (loss) per share:
Basic – as reported	$ (5.51)	$ 0.30
Basic – pro forma	$ (5.52)	$ 0.28
Diluted – as reported	$ (5.51)	$ 0.29
Diluted – pro forma	$ (5.52)	$ 0.27

Note L – Income Taxes

The components of income (loss) before income taxes, equity in net income of investee companies, minority interests and discontinued operations consisted of the following:

	Years Ended March 31,
	2007	2006	2005
U.S.	$ (952)	$ (265,207)	$ (46,051)
Non-U.S.	14,038	(176,881)	83,431
Total	$ 13,086	$ (442,088)	$ 37,380

          The details of the amount shown for income taxes in the Statements of Consolidated Operations and Comprehensive Income follow:

	Years Ended March 31,
	2007	2006	2005
Current
Federal	$ -	$ -	$ (665)
State	507	-	-
Non-U.S.	18,426	31,505	26,857
	$ 18,933	$ 31,505	$ 26,192
Deferred
Federal	$ (9,105)	$ (28,610)	$ (6,886)
State	(1,068)	-	-
Non-U.S.	7,302	(20,426)	(6,193)
	$ (2,871)	$ (49,036)	$ (13,079)
Total	$ 16,062	$ (17,531)	$ 13,113

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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note L – Income Taxes (Continued)

          The reasons for the difference between income tax expense based on income (loss) before income taxes, equity in net income (loss) of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2007	2006	2005
Tax expense (benefit) at U.S. statutory rate	$ 4,580	$ (154,731)	$ 13,083
Effect of non-U.S. income taxes	6,558	(1,560)	(9,406)
U.S. taxes on non-U.S. income, net of tax credits	-	51,153	3,380
Goodwill and other asset impairment	6,544	102,313	-
Foreign tax credits carryforward	-	(64,390)	-
Change in valuation allowance	(10,536)	47,860	-
Increase in reserves for tax contingencies	7,664	-	-
Changes in tax rates	(1,455)	-	-
Permanent items	2,707	1,824	6,056
Actual tax expense (benefit)	$16,062	$ (17,531)	$ 13,113

          The deferred tax liabilities (assets) are comprised of the following:

	March 31,	March 31,
	2007	2006
Deferred tax liabilities:
Non-U.S. taxes	$ -	$ 428
Unremitted earnings of non-U.S. subsidiaries	460	460
Fixed assets	13,162	24,941
Total deferred tax liabilities	$ 13,622	$ 25,829

Deferred tax assets:
Reserves and accruals	$ (29,796)	$ (39,490)
Restructuring accruals	(741)	(2,526)
Tax credits	(64,614)	(70,495)
Tax loss carryforwards	(51,211)	(47,418)
Derivative transactions	(475)	(58)
Postretirement and other benefits	(21,692)	(26,151)
Other	(1,787)	(351)
Gross deferred tax assets	(170,316)	(186,489)
Valuation allowance	77,937	85,813
Total deferred tax assets	$ (92,379)	$(100,676)
Net deferred tax asset	$ (78,757)	$ (74,847)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note L – Income Taxes (Continued)

          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2007	March 31, 2006
Current asset	$ (25,143)	$ (37,003)
Current liability	4,493	7,205
Non current asset	(69,002)	(52,454)
Non current liability	10,895	7,405
Net deferred tax asset	$ (78,757)	$ (74,847)

          The current portion of the deferred tax asset is included in “current deferred and recoverable income taxes” and the current portion of deferred tax liability is included in “income taxes.”

          For the years ended March 31, 2007 and 2006, the valuation allowance (decreased)/increased by $(7,876) and $54,713, respectively, based on management’s judgment as to realization of certain deferred tax assets, primarily foreign tax credit carryovers in the U.S. and state and non-U.S. tax loss carryovers.  At March 31, 2007, the Company released $(10,536) of the valuation allowance through continuing operations and established a valuation allowance of $2,660 through discontinued operations.  At March 31, 2007, the Company has non-U.S. tax loss carryovers of $135,670 and U.S. state tax loss carryovers of $268,343, respectively.  Of the non-U.S. tax loss carryovers, $9,231 will expire in 2008, $9,228 in 2009, $10,781 in 2010, $8,094 in 2011, $6,413 in 2012 and the remaining $91,923 will expire in later years.  Of the U.S. state tax loss carryovers, $1,757 will expire in 2011 and $266,586 will expire in later years.  At March 31, 2007, the Company has foreign tax credit carryovers in the U.S. of $60,117 that expire in 2016.  These tax credits result from taxable remittances of foreign income of $419,927, plus tax gross-up, during the year ended March 31, 2006.  Valuation allowances of $77,937 and $85,813 remain at March 31, 2007 and March 31, 2006, respectively, primarily related to foreign tax credits in the U.S. and state and non-U.S. tax loss carryovers that begin expiring in 2008.

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

          The Company has provided deferred income taxes of $460 at March 31, 2007 and March 31, 2006 for estimated U.S. income taxes, net of foreign tax credits, for undistributed earnings of foreign subsidiaries that it no longer considers permanently reinvested overseas.  No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $81,563 at March 31, 2007 and $111,883 at March 31, 2006 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

          In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company on April 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position, results of operations, and cash flows. In addition, since the Company is subject to potentially inconsistent actions by the governments of certain foreign countries in which it operates, the Company will continue evaluating the material impact of this interpretation concerning transfer pricing, tax presence liabilities, and other tax matters.

Note M – Employee Benefits

Retirement Benefits

As a result of the merger, the Company had multiple benefit plans across operations at several locations that resulted in increases in both pension cost and postretirement benefit cost.  The Company evaluated alternatives for standardizing benefits and some plans have been combined.  As a result of the integration of DIMON and Standard, the Company experienced workforce reductions that resulted in curtailment charges and credits, settlement charges and credits and partial plan terminations for pension and postretirement health plans in various locations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

          The Company has a defined benefit plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation. The Company merged the Standard Commercial Corporation Defined Benefit Plan into the Alliance One International, Inc. Pension Plan, a cash balance plan, effective January 1, 2006.  Workforce reductions resulting from the merger of DIMON and Standard Commercial Corporations gave rise to a curtailment and a partial plan termination in the Alliance One International, Inc. Pension Plan.   The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions.  The Standard Commercial Corporation Supplemental Employee Retirement Plan was frozen as of December 31, 2005.  Eligible individuals became participants in other Company benefit plans.  The Supplemental Executive Retirement Plan and the Pension Equity Plan were amended and restated on March 30, 2007.  Under the amended and restated plans, the participant’s final average compensation is frozen as of March 31, 2007 while the value of offsetting benefits is not and will not be determined until the employee’s termination of employment.  These plans will be replaced with a Supplemental Retirement Account Plan (SRAP), a defined contribution program.

          There were curtailments and special termination benefits recognized for several of these additional executive retirement plans.  In fiscal 2006, pursuant to the merger, certain individuals were granted additional benefits under their employment agreements valued in excess of $1,300.

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

Adoption of SFAS No. 158

On September 29, 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158"), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.  SFAS No. 158 is effective for publicly-held companies for fiscal years ending after December 15, 2006.

          The Company adopted SFAS No. 158, as it relates to recognizing the funded status of its defined benefit pension and postretirement benefit plans in its statement of financial position and related disclosure provisions, on March 31, 2007.  Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial losses, unrecognized prior service costs and unrecognized prior service credits.  These amounts will be subsequently recognized as a component of net periodic pension cost pursuant to the Company’s historical accounting policy for recognizing such amounts.

          The incremental effects of adopting the provisions of SFAS No. 158 on the Company’s statement of financial position at March 31, 2007 are presented in the following table.  The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended March 31, 2007.

	At March 31, 2007
	Prior to	Effect of
	Adopting	Adopting
	SFAS No. 158	SFAS No. 158	As Reported
Assets
Non-current benefit asset	$ -	$ 6,864	$ 6,864
Intangible asset	244	(244)	-
Deferred tax asset	1,813	(3,340)	(1,527)
Liabilities
Current benefit liability	-	5,922	5,922
Non-current benefit liability	69,753	(14,129)	55,624
Shareholders equity
Accumulated other comprehensive income (loss)	(2,628)	11,487	8,859

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

          Amounts included in accumulated other comprehensive income, net of tax, at March 31, 2007 which have not yet been recognized in net periodic benefit cost are as follows:

	U.S. and Non-U.S. Pension Plans	Postretirement Heathcare Benefits	Total
Net actuarial loss (gain)	$ 4,462	$ (7,225)	$ (2,763)
Prior service cost	599	12,550	13,149
Deferred taxes	337	(1,864)	(1,527)
Amounts to be amortized	5,398	3,461	8,859
Reverse additional minimum pension liability, net of tax	2,628	-	2,628
Initial adoption of SFAS No. 158	$ 8,026	$ 3,461	$ 11,487

          A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2007 and 2006, the measurement dates, was as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2007	2006	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning	$ 80,713	$ 67,854	$56,446	$ 5,831
Service cost	2,576	2,696	331	2,252
Interest cost	4,758	4,503	3,088	2,767
Actuarial (gain) loss	1,764	(3,553)	(1,903)	(3,389)
Plan amendments/settlements/curtailments	(1,433)	(857)	2,678	1,041
Effects of currency translation	-	-	2,749	-
Acquisition	-	19,563	-	53,193
Benefits paid	(7,445)	(9,493)	(9,408)	(5,249)
Benefit obligation, ending	$ 80,933	$ 80,713	$53,981	$ 56,446

Change in Plan Assets
Fair value of plan assets, beginning	$ 46,258	$ 32,732	$41,858	$ -
Actual return on plan assets	3,524	3,983	3,234	5,673
Acquisition	-	15,625	6,321	36,349
Employer contribution	3,517	3,411	-	5,085
Effect of currency translation	-	-	2,320	-
Benefits paid	(7,445)	(9,493)	(9,408)	(5,249)
Fair value of plan assets, ending	$ 45,854	$ 46,258	$44,325	$ 41,858

Funded status of plan	$(35,079)	$(34,455)	$(9,656)	$(14,588)
Unrecognized net actuarial loss	-	(600)	-	(5,308)
Unrecognized prior service cost	-	2,890	-	431
Net amount recognized	$(35,079)	$(32,165)	$(9,656)	$(19,465)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2007	2006	2007	2006
Amounts Recognized in the Consolidated Balance Sheet
Consist of:
Prepaid benefit cost:
Non-current benefit asset	$ -	$ -	$ 6,864	$ -
Accrued current benefit liability	(2,138)	-	(2,843)	-
Accrued non-current benefit	(32,941)	(38,392)	(13,677)	(20,483)
Intangible asset	-	1,873	-	54
Accumulated other comprehensive income	-	4,354	-	964
Net amount recognized	$(35,079)	$(32,165)	$ (9,656)	$(19,465)

The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2007	2006	2007	2006
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$80,933	$80,713	$35,740	$56,446
Accumulated benefit obligation	79,970	79,048	32,977	55,353
Fair value of plan assets	45,854	46,258	21,343	41,858

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2007	2006	2005	2007	2006	2005
Service cost	$2,576	$ 2,696	$ 2,712	$ 331	$ 2,252	$458
Interest cost	4,758	4,503	3,999	3,089	2,767	358
Expected return on plan assets	(3,589)	(3,703)	(2,732)	(3,290)	(2,360)	-
Amortization of actuarial loss	526	-	-	-	-	-
Amortization of prior service cost	1,933	1,729	280	46	43	48
Recognized net actual loss	-	713	743	-	106	160
Special termination benefits	286	188	91	495	660	(42)
One-time effects of curtailment	260	(155)	-	132	602	-
One-time effects of settlement	-	(35)	-	(195)	473	-
Net periodic pension cost	$6,750	$ 5,936	$ 5,093	$ 608	$ 4,543	$982

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2007	2006	2007	2006
Additional Information:
Increase in minimum liability included in other comprehensive income	$(314)	$(1,534)	$(4,747)	$138

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

          The following assumptions were used to determine the expense for the pension, postretirement, other postemployment and employee savings plans for the fiscal years ending March 31, 2007, 2006 and 2005:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2007	2006	2005	2007	2006	2005
Discount rate	5.90%	6.00%	5.75%	4.50% to 6.00%	4.50% to 6.00%	4.50% to 5.75%
Rate of increase in future compensation	3.75%	3.00%	3.00%	3.00% to 4.00%	2.00% to 3.00%	3.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.50%	7.25%	7.00%	N/A

          A March 31 measurement date is used for the pension, postretirement, other postemployment and employee savings plans. The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation and estimates of future investment performance by asset class.

          The following assumptions were used to determine the benefit obligations disclosed for the pension, postretirement, other postemployment and employee savings plans at March 31, 2007 and 2006:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2007	2006	2007	2006
Discount rate	6.00%	5.75%	4.50% to 6.00%	4.50% to 5.75%
Rate of increase in future compensation	3.00%	3.00%	4.00% to 3.00%	3.00%

          For 2007 and 2006, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.

          Net loss and prior service credits for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2008 is $650 and $144 respectively.

Plan Assets

The Company’s asset allocations at March 31, 2007 and 2006 by asset category are as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2007	2006	2007	2006
Asset Category:
Equity securities	73%	80%	70%	78%
Fixed income	18%	15%	19%	17%
Real estate	9%	-	-	-
Other short term investments	-	5%	11%	5%
Total	100%	100%	100%	100%

          The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  The Company’s target asset allocation strategy is a 60%/30%/10% allocation between equity, fixed income securities and real estate for the domestic plans and 70%20%/10% equity, fixed income securities and cash for the foreign plans.    The asset allocation at March 31, 2007 reflects the investment allocation after all funds were transferred and invested by the new investment managers.  Manager performance is measured against investment objectives and objective benchmarks, including:  Salomon 90 Day Treasury Bill, Lehman Brothers Intermediate Govt. Credit, Lehman Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE.  The Portfolio Objective is to exceed the actuarial return on assets assumption.  Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate.  Equity securities do not include the Company’s common stock.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Cash Flows

Contributions

The Company expects to contribute $4,138 to its domestic benefits plans and $1,640 to its foreign benefit plans in 2008.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans
	March 31,	March 31,	March 31,
	2007	2007	2007
2008	$ 5,488	$ 3,420	$ 941
2009	5,350	3,360	899
2010	5,043	3,382	864
2011	5,474	3,404	838
2012	5,658	3,430	799
Years 2013-2017	37,427	17,990	3,700

          The Company also sponsors 401-k savings plans for most of its salaried employees located in the United States.  The Company’s contributions to the plan were $459 in 2007, $498 in 2006, and $354 in 2005.

          The DIMON Compensation Deferral Plan was approved by the Board on June 23, 2003.  The plan is available to certain employees and non-employee members of the Board.  Eligible participants may elect to defer specified portions of cash or equity based compensation received and have the deferred amount treated as if invested in specified investment vehicles.  The Compensation Deferral Plan is unfunded with a payable of $189 at March 31, 2007.  Withdrawals from the Plan are not permitted until the termination of a participant’s service.  The plan was frozen in 2006.  See also Note K “Stock-Based Compensation” to the “Notes to Consolidated Financial Statements” for further information regarding equity based compensation.

Postretirement Health and Life Insurance Benefits

The Company provides certain health and life insurance benefits to retired U.S. employees (and their eligible dependents) who meet specified age and service requirements.  Plan assets consist of cash deposits in a self insured term life insurance program.  Effective February 1, 2006 the self insured term life insurance program was terminated.  In 2005 the plan was amended to exclude new employees from the plan after September 2005 and to cap the Company’s annual cost commitment to postretirement benefits for retirees.  This plan amendment resulted in a reduction of $14,118 to the benefit obligation.  The Company retains the right, subject to existing agreements, to modify or eliminate these postretirement health and life insurance benefits in the future.

          Additional retiree medical benefits are provided to certain individuals in accordance with their employment contracts.  For 2007 the additional cost related to these contracts was $27.

          Prior service credits of $1,622 and unrecognized net actuarial losses of $421 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost during the fiscal year ending March 31, 2008.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

          A reconciliation of benefit obligations, plan assets and funded status of the plans was as follows:

	March 31,	March 31,
	2007	2006
Change in Benefit Obligation
Benefit obligation, beginning	$ 9,145	$ 20,682
Service cost	88	234
Interest cost	529	885
Amendments	-	(14,118)
Actuarial loss	1,083	985
Special termination benefits	-	(272)
Acquisition	-	2,517
Benefits paid	(894)	(1,768)
Benefit obligation, ending	$ 9,951	$ 9,145

Change in Plan Assets
Fair value of plan assets, beginning	$ 24	$ 142
Actual return on plan assets	-	(81)
Employer contribution	870	534
Benefits paid	(894)	(571)
Fair value of plan assets, ending	$ -	$ 24

Funded status of plan	$(9,951)	$ (9,121)
Unrecognized actuarial loss	-	6,488
Unrecognized prior service cost	-	(14,172)
Net amount recognized	$(9,951)	$ (16,805)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued benefit liability	$ (941)	$ -
Accrued non-current benefit liability	(9,010)	(16,805)
Net amount recognized	$(9,951)	$ (16,805)

Plan Assets

          Plan assets were invested in fixed income securities.

          Net periodic benefit costs included the following components:

	Years Ended March 31,
	2007	2006	2005
Service cost	$ 88	$ 234	$ 403
Interest cost	529	885	1,203
Expected return on plan assets	(1)	(7)	(2)
Amortization of prior service cost	-	(927)	(308)
Special termination benefits	-	335	-
One-time effect of settlement	-	(272)	-
Prior service credit	(1,622)	-	-
Actuarial loss	347	-	284
Net periodic benefit cost (income)	$ (659)	$ 248	$1,580

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

          The Company continues to evaluate ways to better manage these benefits and control their costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.  The Company expects to contribute $941 to its postretirement benefit plan in 2008.

          Employees in operations located in certain foreign countries are covered by various foreign postretirement life insurance benefit arrangements.  There are no postretirement health benefits due to coverage ceasing at retirement or coverage continuing through a national health system.  For these foreign plans, the cost of benefits charged to income was not material in 2007, 2006 and 2005.

Note N – Segment Information

The Company purchases, processes, sells, and stores leaf tobacco.  Tobacco is purchased in more than 45 countries and shipped to more than 90 countries.  The sales, logistics and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to our major customers.  Within certain quality and grade constraints, tobacco is fungible and, subject to these constraints, customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.

          Based upon management’s evaluation of performance using information included in management reports, the Company believes it has five operating segments.  The five operating segments are the geographic segments:  Africa, Asia, Europe, North America and South America.  In reviewing these operations, the Company concluded that the economic characteristics of South America were dissimilar from the other operating segments.  Based on this fact, the Company is disclosing South America separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions”.  The Company concluded that these operating segments have similar economic characteristics and are similar in each of the following areas:

a.	the nature of the products and services;
b.	the nature of the production processes;
c.	the type or class of customer for their products and services;
d.	the methods used to distribute their products or provide their services; and
e.	the nature of the regulatory environment.

          Selling, logistics, billing, and administrative overhead, including depreciation, which originates primarily from the Company’s corporate and sales offices, are allocated to the segments based upon segment operating income.  The Company reviews performance data from purchase through sale based on the source of the product and all intercompany transactions are allocated to the region that either purchases or processes the tobacco.

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

	Years Ended March 31,
Analysis of Segment Operations	2007	2006	2005
Sales and other Operating Revenues:
South America	$ 723,739	$ 759,369	$ 467,615
Other Regions	1,255,339	1,353,316	832,503
Total Revenue	$1,979,078	$ 2,112,685	$1,300,118

Operating Income (Loss):
South America	$ 73,014	$ (166,561)	$ 39,117
Other Regions	40,686	(112,667)	33,533
Total Operating Income (Loss)	113,700	(279,228)	72,650
Debt Retirement Expense	3,860	66,474	-
Interest Expense	105,635	108,585	52,840
Interest Income	8,591	7,107	4,448
Derivative Financial Instruments Income	290	5,092	13,122
Income (Loss) Before Income Taxes and Other Items	$ 13,086	$ (442,088)	$ 37,380

	Years Ended March 31,
Analysis of Segment Assets	2007	2006	2005
Segment Assets:
South America	$ 757,861	$ 652,004	$ 538,158
Other Regions	896,011	1,252,120	865,901
Total Assets	$1,653,872	$ 1,904,124	$1,404,059

Goodwill:
South America	$ -	$ -	$ 151,772
Other Regions Tog	4,186	4,186	-
Total Goodwill	$ 4,186	$ 4,186	$ 151,772

Equity in Net Assets of Investee Companies:
South America	$ 693	$ 978	$ 918
Other Regions	17,768	16,579	-
Total Investees	$ 18,461	$ 17,557	$ 918

Depreciation and Amortization:
South America	$ 11,265	$ 12,676	$ 9,149
Other Regions	25,028	30,835	23,108
Total Depreciation and Amortization	$ 36,293	$ 43,511	$ 32,257

Capital Expenditures:
South America	$ 2,733	$ 5,215	$ 10,636
Other Regions	12,491	14,558	4,586
Total Capital Expenditures	$ 15,224	$ 19,773	$ 15,222

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note N – Segment Information (Continued)

          Geographic information as to sales and other operating revenues is based on the destination of the product shipped.  The Belgium destination represents a storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

	Years Ended March 31,
Sales by Destination	2007	2006	2005
Sales and Other Operating Revenues:
Belgium	$ 357,368	$ 295,055	$ 67,691
United States	340,772	397,037	223,168
Germany	169,405	181,114	155,583
Netherlands	150,560	99,842	49,293
Other	960,973	1,139,637	804,383
	$ 1,979,078	$ 2,112,685	$1,300,118

Sales and Other Operating Revenues to Major Customers:

Of the 2007, 2006 and 2005 sales and other operating revenues, approximately 53%, 52% and 43%, respectively, were to various tobacco companies which are now owned by or under the common control of two companies.  (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A	$ 679,086	$ 719,051	$ 358,760
Customer B	368,087	376,274	195,400
	$ 1,047,173	$ 1,095,325	$ 554,160

Property, Plant and Equipment:
United States	$ 43,994	$ 48,532	$ 18,733
Brazil	72,403	77,352	54,857
Turkey	41,979	47,467	18,039
Malawi	38,567	43,298	22,413
Tanzania	16,407	18,183	20,231
Zimbabwe	-	-	35,735
Europe	21,824	23,738	29,433
Argentina	12,794	13,983	1,112
Asia	8,780	9,139	7,466
Other	5,320	5,443	8,366
Property, Plant and Equipment	$ 262,068	$ 287,135	$ 216,385

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

          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars.  The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange (losses) gains in 2007, 2006 and 2005 were $(168), $2,313 and $527, respectively, and are included in the respective statements of income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note P – Contingencies and Other Information

Tax

The Company does business in many countries outside the United States in which the tax systems are very unpredictable.

          During June 2004, the Company received from Brazilian tax officials notices of proposed adjustments to income tax returns for the Company’s Brazil operations for tax years 1999 through 2002, inclusive, that total $54,360 as of March 31, 2005.  Of these proposed adjustments $39,446 related to disallowance of local currency foreign exchange losses on U.S. dollar funding.  In March 2005, the Taxpayer’s Council dismissed the assessment relating to the disallowance of local currency foreign exchange losses.  The remaining $14,914 related to disallowance of other sales related expenses.  As of March 31, 2007, this amount is valued at $21,864 due to the devaluation of the U.S. dollar to the Brazilian real.  The Company is continuing to argue its position on the disallowance of sales related expenses, and believes it has a defendable position.  This issue is also being reviewed under the rules of FIN 48.  No provision has been set up for this issue as the outcome is not considered probable.

          On August 21, 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990 and is now pursuing collection.  The collection procedures are not clear and the total realization process could potentially extend over many years.  Through March 2005, the Company has utilized $20,377 of IPI credit bonus in lieu of cash payments for Brazilian federal income and other taxes.  No benefit for this IPI credit bonus has been recognized, and it has been recorded as deferred revenue, because the Company has been unable to predict whether the Brazilian Government will require payment of amounts offset.  In January 2005, the Company received a Judicial Order to suspend the IPI compensation.  An appeal was filed and the Company received notification from the tax authorities in March 2005 to present all documentation pertaining to the IPI credit bonus.  On April 24, 2006, the Company received an assessment of $26,600 for federal income taxes in 2005 that were offset by the IPI credit bonus.  As of March 31, 2007, this amount is valued at $28,367 due to devaluation of the U.S. dollar to the Brazilian real. The Company has appealed the assessment and believes it has properly utilized the IPI credit bonus.  No provision has been set up for this issue as the outcome is not considered probable.

          In 1998, a tax law was issued in which the taxable basis for PIS/Cofins taxes in Brazil was increased. PIS and Cofins are taxes paid on sales revenues. The tax law issued in 1998 increased the basis of calculation to include other revenues such as interest income.  The constitutionality of the increase of the tax basis was challenged and on November 10, 2005, the Brazilian Supreme Court declared the increase of the tax basis unconstitutional.  Based on this decision, the Company reversed the PIS/Cofins tax expense amount of $ 3,933 during the third quarter of fiscal 2006.  In November 2006, the Supreme Court in Brazil rendered a specific decision in favor of the Company.  The Company began the administrative process of requesting the release of the escrow deposits, including unrecognized interest income of approximately $3,065, in December 2006.  During the fourth quarter of fiscal 2007, the Company received the total funds of $7,084 and recognized interest income of $3,117.

          On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its flower operations, Florimex, in September 1998.  The report concluded the values of the real estate located in Germany were greater than those arrived at with the buyer of the flower operation.  The proposed adjustment to income tax, including interest, as of December 31, 2006 is equivalent to approximately $4,903 for federal corporate income tax and $2,758 for local trade income tax, without interest accrued.  On January 2, 2007, the Company received notice of the decision rendered by the Fiscal Tax Court.  The Court decided in favor of the tax authorities and denied the Company’s request for appeal.  The Company believes it has grounds for appeal against this decision and it is now preparing an application to appeal.  The total tax assessed by the German tax authorities, including interest to date, was €7,608 or $10,005 as of December 31, 2006.  The Company increased the previous reserve against this contingent exposure by an additional $7,111, bringing it from $2,894 to $10,005 as of December 31, 2006.  As of March 31, 2007, the reserve is $10,224.

          In September 2002 and in January 2004, the Company’s Tanzanian operations received assessments for income taxes equivalent to approximately $1,413 and $4,907, respectively as of March 31, 2007.  In September 2005, additional assessments for 2001, 2002, 2003 and 2004 were received.  The assessments for 2001, 2002 and 2003 reduce tax loss carryovers equivalent to $5,616 as of March 31, 2007.  The 2004 assessment carries a tax equivalent to $1,693 as of March 31, 2007.  The Company has filed protests and appeals and is currently awaiting replies.  The Company has established a reserve of $921 for this assessment as it is considered probable and estimable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note P – Contingencies and Other Information (Continued)

Tax (Continued)

          In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  In December 2006, one third of the assessment was reduced.  The remaining issues are still being discussed.  The Company is contesting these assessments and has established a reserve of $386 for the VAT component of the assessment.

          On August 28, 2006, the Company's South Africa shipping office received an assessment from the South Africa Revenue Service (SARS) for approximately 40,500 Rand (equivalent to $5,400).  The assessments, at that time, had no explanations.  Due to devaluation of the US$ against the Rand, as of March 31, 2007, the U.S. dollar equivalent value of the assessment was $5,565.  On January 31, 2007, the company received the SARS report explaining the assessment.  Upon reviewing the SARS report it is clear the assessment has been based on an inaccurate analysis of the business and contains significant internal mathematical mistakes.  The Company has assembled a team to appeal the assessments and is preparing its response.  Under current South Africa law, the Company may be required to deposit the taxes to continue its appeal.  As of March 31, 2007, the Company has received a deferral of such payment and is currently negotiating to extend that deferral.  No provision has been set up for this issue as the outcome is not considered probable.

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

          In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which is a change in accounting for income taxes. FIN 48 specifies how tax benefits for uncertain tax positions are to be recognized, measured, and derecognized in financial statements; requires certain disclosures of uncertain tax matters; specifies how reserves for uncertain tax positions should be classified on the balance sheet; and provides transition and interim period guidance, among other provisions. FIN 48 is effective for fiscal years beginning after December 15, 2006 and as a result, is effective for the Company on April 1, 2007. The Company is currently evaluating the impact of FIN 48 on its consolidated financial position, results of operations, and cash flows. In addition, since the Company is subject to potentially inconsistent actions by the governments of certain foreign countries in which it operates, the Company will continue evaluating the material impact of this interpretation concerning transfer pricing, tax presence liabilities, and other tax matters.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note P – Contingencies and Other Information (Continued)

Other (Continued)

           In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act (the “FCPA”).  In May 2004, the Company voluntarily reported the matter to the U.S. Department of Justice.  Soon thereafter, the Company closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in its filings with the U.S. Securities and Exchange Commission (the “SEC”).  In August 2006, the Company learned that the SEC had issued a formal order of investigation of the Company and others to determine if these or other actions may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  The Company is cooperating fully with the SEC with respect to the investigation.

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

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At March 31, 2007, the Company was guarantor of an amount not to exceed $330,484 with $302,644 outstanding under these guarantees.  Of these guarantees, $286,527 relates to Brazilian farmers.  The Company has reserved $18,207 for loans under these guarantees.  This reserve approximates the value of the guarantees.  Risks of significant loss under the remaining guarantees is considered to be remote.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note Q – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter (2) (3) (4)	Second Quarter (2) (3) (4)	Third Quarter (2) (3) (4)	Fourth Quarter (2) (3)	Fiscal Year
	Year Ended March 31, 2007
	Sales and other operating revenue	$493,485	$593,630	$458,759	$433,204	$1,979,078
	Gross profit	77,504	103,837	60,736	53,662	295,739
	Income (loss) from continuing operations	8,667	9,133	(17,412)	(3,003)	(2,615)
	Loss from discontinued operations	(3,794)	(833)	(10,926)	(3,177)	(18,730)
	Net income (loss)	4,621	8,300	(28,338)	(6,180)	(21,597)
	Per Share of Common Stock:
	Basic Earnings (Loss) (1)
	Income (loss) from continuing operations	.09	.11	(.21)	(.03)	(.03)
	Loss from discontinued operations	(.04)	(.01)	(.12)	(.04)	(.22)
	Net income (loss)	.05	.10	(.33)	(.07)	(.25)

	Diluted Earnings (Loss)
	Income (loss) from continuing operations	.09	.10	(.21)	(.03)	(.03)
	Loss from discontinued operations	(.04)	(.01)	(.12)	(.04)	(.22)
	Net income (loss)	.05	.09	(.33)*	(.07)*	(.25)*
	Cash Dividends per Share	-	-	-	-	-
Market Price	- High	4.95	4.41	7.31	9.35	9.35
	- Low	3.57	3.57	3.97	6.75	3.57
	Year Ended March 31, 2006
	Sales and other operating revenue	$403,149	$613,157	$515,070	$581,309	$2,112,685
	Gross profit	43,978	66,882	51,299	62,526	224,685
	Loss from continuing operations	(77,986)	(6,313)	(23,575)	(315,468)	(423,342)
	Income (loss) from discontinued operations	(2,672)	(14,235)	709	(7,906)	(24,104)
	Net Loss	(80,658)	(20,548)	(22,866)	(323,374)	(447,446)
	Per Share of Common Stock:
	Basic Loss (1)
	Loss from continuing operations	(1.17)	(.07)	(.28)	(3.67)	(5.21)
	Income (loss) from discontinued operations	(.04)	(.17)	.01	(.09)	(.30)
	Net Loss	(1.21)	(.24)	(.27)	(3.76)	(5.51)

	Diluted Loss (1)
	Loss from continuing operations	(1.17)	(.07)	(.28)	(3.67)	(5.21)
	Income (loss) from discontinued operations	(.04)	(.17)	.01	(.09)	(.30)
	Net Loss	(1.21)*	(.24)*	(.27)*	(3.76)*	(5.51)*
	Cash Dividends per Share	.075	.030	-	-	.105
Market Price	- High	6.80	6.30	4.32	5.06	6.80
	- Low	5.61	3.28	2.16	3.59	2.16

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

Note Q – Selected Quarterly Financial Data (Unaudited) (Continued)

Summarized quarterly financial information notes on the above are as follows:

(1)

Does not add due to quarterly change in average shares outstanding

(2)

2007 includes charges of $1,698, $20,856, $5,545 and $1,674 associated with restructuring and asset impairments in the first, second, third and fourth quarters, respectively.  See Note D “Restructuring and Asset Impairment Charges” to the
        “Notes to Consolidated Financial Statements” for further information. In the first quarter, the Company reversed charges of $19,225 related to Brazilian intrastate taxes.  The Company recorded recoveries of Iraqi receivables of $264 and
        $2,484 in the first and second quarters, respectively.  In the first and second quarters, gross profit was reduced
         $1,086 and $341, respectively, due to a fair value of inventory purchase accounting adjustment.  Charges of $3,860 associated with debt retirement expense were recorded in the fourth quarter.  For more information on Brazilian intrastate taxes, Iraqi receivables, inventory purchase accounting adjustment and debt retirement expense see
         Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations.

(3)

2006 includes charges of $15,165, $1,798, $13,366 and $55,082 associated with restructuring and asset impairments in the first, second, third and fourth quarters, respectively.  See Note D “Restructuring and Asset Impairment Charges” to
         the “Notes to Consolidated Financial Statements” for further information. Also, in the fourth quarter, goodwill impairment charges of $256,916 were recognized. See Note E “Goodwill and Other Intangible Assets” to the “Notes
         to Consolidated Financial Statements” for further information. Charges of $64,907 and $1,567 associated with debt retirement expense are included in the first and second quarters, respectively.  Gross profit was reduced due to fair value of inventory purchase accounting adjustments of $9,420, $3,670, $4,374 and $489 in the first, second, third and fourth quarters, respectively.  For more information on debt retirement expense and inventory purchase accounting adjustments see Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of
         Operations.

(4)

Amounts presented differ from amounts previously reported in our 2006 quarterly reports on Form 10-Q due to the         classification of certain of our businesses as discontinued operations in accordance with SFAS No. 144.

*

Assumed conversion of Convertible Debentures at the beginning of each period has an antidilutive effect on earnings
         (loss) per share.  In the quarter ended September 30, 2005, the Company retired its Convertible Debentures due 2007 of
         $73,328.  For the quarters ended December 31, 2006 and March 31, 2007 and all quarters in the  year ended March 31,
         2006, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

Note R – Sale of Receivables

On September 27, 2006, Alliance One International, A.G., a wholly owned subsidiary of the Company, entered into a revolving trade accounts receivable securitization agreement to sell receivables to a limited liability company (“LLC”).  The LLC is funded through loans from a bank-sponsored commercial paper conduit which has committed up to a maximum of $55,000 in funding at any time.  The agreement, which matures September 25, 2009, provides for the periodic, non-recourse sale of receivables.  To the extent that the balance of the receivables sold into the pool is less than $55,000, the Company is subject to a 0.5% fee on the unused amount.  Pursuant to the agreement, the Company retains servicing responsibilities and subordinated interests in the receivables sold.  The Company receives annual servicing fees of 0.5% of the outstanding balance, which approximates the fair value of services to be rendered under the agreement, and rights to future cash flows in excess of funds contractually obligated to investors.   The value of the subordinated interest is subject to credit and interest rate risks on the transferred financial assets.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note R – Sale of Receivables (Continued)

          The Company has recorded the transaction as a sale of receivables and has removed such receivables from its financial statements and has recorded a receivable for the retained interest in such receivables.  In recording the sale of receivables, the Company has recognized pre-tax losses of $1,707 on sales of receivables through March 31, 2007.  In addition, the Company has recorded charges of $1,320 related to the negotiation of the agreement.  As of March 31, 2007, $31,282 receivables were sold and outstanding under the revolving agreement resulting in cash proceeds of $30,667 and a Company retained interest of $58.  It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables.  Since September 27, 2006, the average outstanding balance of receivables sold has been $29,607 with a minimum outstanding balance of $13,786 and a maximum of $44,831.  During this time, aggregate receivables sold have been $111,858 of which the Company’s cash receipts have been $81,499 from the current purchase price, $26,807 from deferred purchase price and $74 of service fees.

          In valuing the retained interests at the date of the sale of the receivables, the Company assumed a weighted average life of 67 days and a discount rate of 8.7% as well as an additional 0.5% on the unused balance for the same term.  Theoretical increases in the discount rate by 10% and 20% would have decreased the value of retained interests by $53 and $107 respectively.  Historically, credit loss and prepayments on the customer base included in these agreements have been negligible.

Note S – Subsequent Events

Sale of Malawi Factory

On December 21, 2006, the Company disclosed that it had executed a Letter of Intent with Tribac Leaf Limited (“Tribac”), for an anticipated transaction in which the Company’s wholly-owned subsidiary, Alliance One Tobacco (Malawi) Limited (“AOI Malawi”), will sell to Tribac (or an affiliate thereof) its Lilongwe North Factory facility, including one threshing line and other related assets.  On April 17, 2007, the Company signed a definitive agreement.  Closing on such sale is scheduled to occur in early 2008; however, such closing is subject to the occurrence of several significant conditions, many of which are outside of the Company’s or the buyer’s control.

          The sale of the Lilongwe North facility is consistent with the Company’s stated strategy, which includes:  the ongoing refinement of its global footprint, enhancing operational efficiencies and meeting customer demands for high quality value added service.

          AOI Malawi will continue to operate the facility and report it as held and used until the closing of the transaction.  Following completion of such transaction, it is anticipated that AOI Malawi will make an additional investment in its Lilongwe South Factory, reflecting the Company’s continued commitment to and confidence in the Malawi Tobacco Industry.

Additional Commitment to the Amended and Restated Revolver Agreement

On May 4, 2007, the Company made an optional prepayment of $50 million on its $145 million Term Loan B portion of its Senior Secured Credit Facility, leaving $95 million outstanding as of that date.

          On May 25, 2007, the Company closed the First Amendment to the Amended and Restated Credit Agreement dated March, 30 2007.  As contemplated by the original credit agreement, the First Amendment expands the aggregate commitments available from $240 million to $250 million.  As of March 31, 2007 and as of the date of the First Amendment, there were no outstanding loans under the Senior Secured Credit Facility.

          On May 29, 2007, the Company closed the Second Amendment to the Amended and Restated Credit Agreement dated March, 30 2007.  The Second Amendment clarifies several definitions used for covenant compliance purposes to better conform them to the calculations being used by the Company and the lenders.

          On June 20, 2007, the Company entered into a Waiver and Consent (the “Waiver and Consent”) by and among Intabex Netherlands B.V. as Borrowers, Alliance One International AG, as a Guarantor, and Wachovia Bank, National Association, as Administrative Agent for the Lenders to cure any potential defaults under the Credit Agreement.  Pursuant to the terms of the Waiver and Consent, the lenders under the Credit Agreement (i) waive any prospective event of default relating to the Company’s restated results for the first three quarters of fiscal year 2007 and the reporting of the associated material weakness in the Company’s internal controls over financial reporting as identified by the Company and (ii) consent to the extension of the time for delivery of certain financial statements and certificates required to be delivered by the Company to the lenders. Failure to reach agreement with the lenders on these matters would have triggered a default under the Credit Agreement and would have allowed the lenders to accelerate payments thereunder, which could have significantly impacted the Company’s liquidity and access to capital.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alliance One International, Inc.

We have audited the accompanying consolidated balance sheet of Alliance One International, Inc. (the “Company”) as of March 31, 2007 and 2006, and the related statements of consolidated operations and comprehensive income, stockholders' equity, and consolidated cash flows for the years then ended.  Our audits also included the financial statement schedule listed in the Index at Item 15a as it relates to 2007 and 2006.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.  The consolidated financial statements of the Company for the year ended March 31, 2005 were audited by other auditors whose report, dated June 10, 2005, expressed an unqualified opinion on those statements.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2007 and 2006, and the results of its operations and its cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 21, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

          As discussed in Notes A and M to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R) as of March 31, 2007.

/s/  Deloitte & Touche LLP

_____________________________________

Raleigh, North Carolina

June 21, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alliance One International, Inc. (formerly DIMON Incorporated)

          We have audited the accompanying consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for the year ended March 31, 2005 of Alliance One International, Inc. and subsidiaries.  Our audit also included the financial statement schedule in the index listed at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows for the year ended March 31, 2005 of Alliance One International, Inc. and subsidiaries in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements take as a whole, presents fairly in all material respects the information set forth therein.

/s/  Ernst & Young LLP

_____________________________________

Greensboro, North Carolina

June 10, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Alliance One International, Inc.

We have audited management's assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Alliance One International, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

          In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of March 31, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2007, of the Company and our report dated June 21, 2007, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

_____________________________________

Raleigh, North Carolina

June 21, 2007

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING
                   AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rule 13a-15 (e) under the Securities Exchange Act (the Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by us in reports we file under the Act is recorded, processed, summarized, and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Act and the Securities and Exchange Commission (SEC) rules thereunder.  Disclosures controls and procedures include without limitation controls and procedures designed to ensure that information required to be disclosed is accumulated and communicated to management to allow timely decisions regarding disclosure.

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

          Management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting based on the criteria contained in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  Based on that evaluation, management has concluded that, as of March 31, 2007, Alliance One’s internal control over financial reporting was effective based on those criteria.

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

Internal Control Over Financial Reporting (Continued)

          Alliance One’s independent registered public accounting firm auditors has issued an audit report on our assessment of the Company’s internal control over financial reporting. This report appears on page 97 herein.

Changes in Internal Control over Financial Reporting

During the fourth quarter of 2007, management identified a material weakness related to accounting for income taxes.  Specifically, there was insufficient review of the tax workpapers by management on an interim basis.

          In connection with the material weakness in internal controls over financial reporting the Company has taken the following remedial measures:

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

          Other than the changes outlined above, there were no other changes in the Company’s internal control over financial reporting that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and persons nominated to become directors of Alliance One International, Inc. included in the Proxy Statement under the headings “Board of Directors - Proposal One-Election of Directors” and “Board of Directors - Director Biographies” is incorporated herein by reference.  The information concerning the executive officers of the Company included in Part I, Item I of this Annual Report on Form 10-K under the heading “Business - Executive Officers of Alliance One International, Inc.,” is incorporated herein by reference.

Audit Committee

The information included in the Proxy Statement under the headings “Board of Directors - Board Committees and Membership” and “Audit Matters” is incorporated herein by reference.

Section 16(a) Compliance

The information included in the Proxy Statement under the heading “Ownership of Equity Securities - Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

Code of Business Conduct

The information included in the Proxy Statement under the heading “Governance of the Company - Code of Business Conduct” is incorporated herein by reference.

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE (Continued)

Corporate Governance

The Board of Directors has adopted corporate governance guidelines and charters for its Audit Committee, Executive Compensation Committee, Governance and Nominating Committee and Finance Committee.  These governance documents are available on our website, www.aointl.com, or by written request, without charge, addressed to:  Corporate Secretary, Alliance One International, Inc., 8001 Aerial Center Parkway, Morrisville, NC 27560-8417.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the captions “Board of Directors – Compensation of Non-Employee Directors” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     AND RELATED STOCKHOLDER MATTERS

The information contained in the Proxy Statement under the caption "Ownership of Equity Securities," together with the information included in Part II, Item 5 of this Annual Report on Form 10-K under the heading “Market For Registrant's Common Equity, Related Stockholder Matters And Issuer Purchases Of Equity Securities - Equity Compensation Plan Information,” is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR                      INDEPENDENCE

The information contained in the Proxy Statement under the captions “Governance of the Company -Determination of Independence of Directors,” “Board of Directors - Independence” and "Board of Directors - Other Agreements and Business Relationships" is incorporated herein by reference.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information contained in the Proxy Statement under the captions “Audit Matters - Policy for Pre-Approval of Audit and Non-Audit Services” and “Audit Matters - Audit and Non-Audit Fees” is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations and Comprehensive Income –Years
ended March 31, 2007, 2006 and 2005
Consolidated Balance Sheet—March 31, 2007 and 2006
Statement of Stockholders' Equity--Years ended March 31, 2007, 2006 and 2005
Statement of Consolidated Cash Flows-- Years ended March 31, 2007, 2006 and 2005
Notes to Consolidated Financial Statements
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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b) Exhibits (Continued)

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

4.13

Indenture, dated March 7, 2007, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 8 1/2% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed March 8, 2007.

10.01

Alliance One International, Inc. Pension Equity Plan, as amended May 24, 2006, incorporated by reference to Exhibit 10.01 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006, filed June 23, 2006.*

10.02

Standard Commercial Corporation Performance Improvement Compensation Plan, incorporated by reference to Exhibit 99.1 to Alliance One International, Inc.’s Registration Statement on Form S-8, filed June 3, 2005.*

10.03

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix B to Standard Commercial Corporation’s definitive proxy statement filed July 16, 2001.*

10.04

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr., incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (Commission File No. 001-13684).*

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

10.05

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Brian J. Harker, incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004.*

10.06

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004.*

10.07

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, between Dibrell Brothers, Incorporated and H.P. Green, III, incorporated by reference to Exhibit 10.5 to Dibrell Brothers, Incorporated’s Form 10-Q for the quarter ended December 31, 1994, filed February 13, 1995 (Commission File No. 000-2912).*

10.08

Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III , incorporated by reference to Exhibit 10.15 of DIMON Incorporated’s Annual Report on Form 10-K  for the year ended March 31, 2004, filed June 10, 2004.*

10.09

DIMON Incorporated Supplemental Executive Retirement Plan, amended March 1, 2005, incorporated by reference to Exhibit 10.09 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006, filed June 23, 2006.*

10.10

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (Commission File No. 001-13684).*

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

10.15

Purchase Agreement between Alliance One International, Inc., formerly known as DIMON Incorporated, and Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated May 10, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed May  16, 2005.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

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

10.19

Amendment to Standard Commercial Corporation Supplemental Retirement Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*

10.20

Standard Commercial Corporation Supplemental Retirement Plan, dated March 27, 1990, as amended, incorporated by reference to Exhibit 10.3 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*

10.21

Third Amendment To Credit Agreement, dated as of November 8, 2006, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1  of Alliance One’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2006, filed November 9, 2006.

10.22

Fourth Amendment To Credit Agreement, dated as of January 16, 2007, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 17, 2007.

10.23

Fifth Amendment To Credit Agreement, dated as of February 23, 2007, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed February 23, 2007.

10.24	Purchase Agreement, dated March 2, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 8, 2007.

10.25	Registration Rights Agreement, dated March 7, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 8, 2007.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

10.26

Amended and Restated Credit Agreement, dated March 30, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007.

	10.27	DIMON Incorporated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007.

	10.28	Alliance One International, Inc. Pension Equity Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 5, 2007.

	10.29	Alliance One International, Inc. Supplemental Retirement Account Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 5, 2007.

10.30

Waiver and Consent, dated June 20, 2007, by and among Intabex Netherlands B.V. as Borrowers, Alliance One International AG, as a Guarantor, and Wachovia Bank, National Association, as Administrative Agent for the Lenders (filed herewith).

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
Year ended March 31, 2005
Deducted from asset accounts:
Allowance for doubtful accounts	$2,290,636	$105,280	$ -	$ 681,184 (A)	$1,714,732
Total	$2,290,636	$105,280	$ -	$ 681,184	$1,714,732

Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$1,714,732	$414,680	$2,371,171 (B)	$ 548,019 (A)	$3,952,564
Total	$1,714,732	$414,680	$2,371,171	$ 548,019	$3,952,564

Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$3,952,564	$1,325,472	$ -	$1,885,922 (A)	$3,392,114
Total	$3,952,564	$1,325,472	$ -	$1,885,922	$3,392,114

(A) Currency translation and direct write off.

(B) Reserves related to pre-acquisition Standard Commercial Corporation accounts receivable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 21, 2007.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ Robert E. Harrison By________________________________________________ Robert E. Harrison President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 21, 2007.

/s/ Robert E. Harrison By________________________________________________ Robert E. Harrison President and Chief Executive Officer (Principal Executive Officer)	/s/ Gilbert L. Klemann, II By________________________________________________ Gilbert L. Klemann, II Director

/s/ James A. Cooley By________________________________________________ James A. Cooley Executive Vice President-Chief Financial Officer (Principal Financial Officer)	/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Director

/s/ Thomas G. Reynolds By________________________________________________ Thomas G. Reynolds Vice President-Controller (Principal Accounting Officer)	/s/ Albert C. Monk III By________________________________________________ Albert C. Monk III Director

/s/ Brian J. Harker By________________________________________________ Brian J. Harker Chairman and Director	/s/ B. Clyde Preslar By________________________________________________ B. Clyde Preslar Director

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green, Jr. Director	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director

/s/ John M. Hines By________________________________________________ John M. Hines Director	/s/ William S. Sheridan By________________________________________________ William S. Sheridan Director

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Director

EXHIBIT INDEX

Exhibits

	3.01	Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005.

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.2 of the Current Report on Form 8-K, filed May 19, 2005.

	4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, filed June 3, 2005.

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

4.13

Indenture, dated March 7, 2007, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 8 1/2% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed March 8, 2007.

10.01

Alliance One International, Inc. Pension Equity Plan, as amended May 24, 2006, incorporated by reference to Exhibit 10.01 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006, filed June 23, 2006.*

10.02

Standard Commercial Corporation Performance Improvement Compensation Plan, incorporated by reference to Exhibit 99.1 to Alliance One International, Inc.’s Registration Statement on Form S-8, filed June 3, 2005.*

10.03

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix B to Standard Commercial Corporation’s definitive proxy statement filed July 16, 2001.*

10.04

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr., incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (Commission File No. 001-13684).*

10.05

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Brian J. Harker, incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004.*

10.06

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004.*

EXHIBIT INDEX

Exhibits	(Continued)

10.07

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, between Dibrell Brothers, Incorporated and H.P. Green, III, incorporated by reference to Exhibit 10.5 to Dibrell Brothers, Incorporated’s Form 10-Q for the quarter ended December 31, 1994, filed February 13, 1995 (Commission File No. 000-2912).*

10.08

Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III , incorporated by reference to Exhibit 10.15 of DIMON Incorporated’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004.*

10.09

DIMON Incorporated Supplemental Executive Retirement Plan, amended March 1, 2005, incorporated by reference to Exhibit 10.09 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006, filed June 23, 2006.*

10.10

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (Commission File No. 001-13684).*

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

10.15

Purchase Agreement between Alliance One International, Inc., formerly known as DIMON Incorporated, and Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated May 10, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed May  16, 2005.

EXHIBIT INDEX

Exhibits	(Continued)

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

10.19

Amendment to Standard Commercial Corporation Supplemental Retirement Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*

10.20

Standard Commercial Corporation Supplemental Retirement Plan, dated March 27, 1990, as amended, incorporated by reference to Exhibit 10.3 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006.*

10.21

Third Amendment To Credit Agreement, dated as of November 8, 2006, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto (the “Lenders”) and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1  of Alliance One’s Quarterly Report on Form 10-Q for the quarterly period ending September 30, 2006, filed November 9, 2006.

10.22

Fourth Amendment To Credit Agreement, dated as of January 16, 2007, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 17, 2007.

10.23

Fifth Amendment To Credit Agreement, dated as of February 23, 2007, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the several banks and other financial institutions from time to time party hereto, and Wachovia Bank, National Association, as administrative agent for the Lenders, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed February 23, 2007.

	10.24	Purchase Agreement, dated March 2, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 8, 2007.

EXHIBIT INDEX

Exhibits	(Continued)

	10.25		Registration Rights Agreement, dated March 7, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 8, 2007.

10.26

Amended and Restated Credit Agreement, dated March 30, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007.

	10.27		DIMON Incorporated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007.

	10.28		Alliance One International, Inc. Pension Equity Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 5, 2007.

	10.29		Alliance One International, Inc. Supplemental Retirement Account Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 5, 2007.

10.30

Waiver and Consent, dated June 20, 2007, by and among Intabex Netherlands B.V. as Borrowers, Alliance One International AG, as a Guarantor, and Wachovia Bank, National Association, as Administrative Agent for the Lenders (filed herewith).

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