Form 10-Q
period 2007-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2007-08-14
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2007

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

As of July 31, 2007, the registrant had 96,619,000 shares outstanding of Common Stock (no par value), including 7,853,000 shares owned by a wholly-owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2007 and 2006
(Unaudited)

	June 30,	June 30,
(in thousands, except per share amounts)	2007	2006

Sales and other operating revenues	$461,708	$493,485
Cost of goods and services sold	389,886	415,981

Gross profit	71,822	77,504
Selling, administrative and general expenses	39,489	39,247
Other income	1,936	643
Restructuring and asset impairment charges	424	1,698
Operating income	33,845	37,202

Debt retirement expense	1,930	-
Interest expense (includes debt amortization cost of $1,004 in 2007 and $1,490 in 2006)	24,893	25,559
Interest income	2,172	15
Derivative financial instruments income	-	290

Income before income taxes and other items	9,194	11,948
Income tax expense	3,304	3,527
Equity in net income of investee companies	-	72
Minority interests income	(41)	(174)
Income from continuing operations	5,931	8,667

Income (loss) from discontinued operations, net of tax	48	(3,794)
Cumulative effect of accounting changes, net of income taxes	-	(252)
Net income	$ 5,979	$ 4,621

Basic earnings per share
Net income from continuing operations	$ .07	$ .09
Loss from discontinued operations	-	(.04)
Net income	$ .07	$ .05

Diluted earnings per share
Net income from continuing operations	$ .07	$ .09
Loss from discontinued operations	-	(.04)
Net income	$ .07	$ .05

Average number of shares outstanding:
Basic	87,872	86,132
Diluted	89,786	87,317

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	June 30, 2007	June 30, 2006	March 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$ 110,598	$ 14,564	$ 80,258
Trade receivables, net	175,053	225,609	217,761
Inventories:
Tobacco	745,004	838,700	619,468
Other	35,711	42,043	31,623
Advances on purchases of tobacco, net	64,648	67,228	79,249
Current deferred and recoverable income taxes	30,948	39,455	33,254
Other current assets	70,165	79,408	57,186
Assets of discontinued operations	11,330	38,983	12,835
Total current assets	1,243,457	1,345,990	1,131,634
Other assets
Investments in unconsolidated affiliates	20,754	43,862	21,302
Goodwill and other intangible assets	33,079	37,122	35,109
Deferred tax assets	72,232	51,303	69,002
Other deferred charges	15,605	19,072	18,136
Other noncurrent assets	128,988	101,562	116,621
	270,658	252,921	260,170

Property, plant and equipment
Land	26,248	25,734	25,802
Buildings	181,118	184,205	182,389
Machinery and equipment	197,443	204,898	197,565
Allowances for depreciation	(148,991)	(138,267)	(143,688)
	255,818	276,570	262,068
	$1,769,933	$1,875,481	$1,653,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 373,691	$ 337,998	$ 179,097
Accounts payable				163,985	94,544	188,003
Advances from customers				172,318	248,393	125,403
Accrued expenses				50,867	57,894	65,077
Income taxes				5,934	18,982	26,461
Long-term debt current				5,193	26,694	5,231
Liabilities of discontinued operations				8,031	6,118	10,379
Total current liabilities				780,019	790,623	599,651
Other liabilities
Long-term debt				634,758	743,708	726,625
Deferred income taxes				10,119	7,439	10,895
Liability for unrecognized tax benefits				55,122	-	-
Pension, postretirement and other long-term liabilities				86,472	106,405	87,730
Total noncurrent liabilities				786,471	857,552	825,250
Minority interest in subsidiaries				3,387	2,588	3,425

Commitments and contingencies				-	-	-

Stockholders’ equity	June 30, 2007	June 30, 2006	March 31, 2007
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,629	94,990	96,467	461,138	449,200	459,563
Retained deficit				(269,278)	(215,315)	(241,534)
Accumulated other comprehensive income (loss)				8,196	(9,167)	7,517
				200,056	224,718	225,546
				$1,769,933	$1,875,481	$1,653,872
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2007 and 2006 (Unaudited)

(in thousands)	June 30, 2007	June 30, 2006

Operating activities
Net income	$ 5,979	$ 4,621
Adjustments to reconcile net income to net cash used by operating activities
Net (income) loss from discontinued operations	(48)	3,794
Decrease in accounts receivable	43,294	91,449
Increase in inventories and advances to suppliers	(114,953)	(64,778)
Decrease in accounts payable and accrued expenses	(52,764)	(92,587)
Increase in advances from customers	46,681	20,735
Depreciation and amortization	9,300	9,096
Debt amortization/interest	2,934	1,490
Restructuring and asset impairment charges	309	1,698
Deferred items	(903)	9,277
Gain on foreign currency transactions	(2,271)	(1,887)
Changes in operating assets and liabilities	(8,535)	(23,812)
Net cash used by operating activities of continuing operations	(70,977)	(40,904)
Net cash provided (used) by operating activities of discontinued operations	(871)	871
Net cash used by operating activities	(71,848)	(40,033)

Investing activities
Purchases of property and equipment	(3,516)	(2,333)
Proceeds on sale of property and equipment	1,771	830
Return of capital on investments in unconsolidated affiliates	1,744	-
Changes in other assets	1,085	(976)
Net cash provided (used) by investing activities of continuing operations	1,084	(2,479)
Net cash provided by investing activities of discontinued operations	27	-
Net cash provided (used) by investing activities	1,111	(2,479)

Financing activities
Net change in short-term borrowings	192,967	36,511
Proceeds from long-term borrowings	226	19,855
Repayment of long-term borrowings	(92,896)	(23,432)
Debt issuance cost	(731)	(425)
Proceeds from sale of stock	1,170	14
Net cash provided by financing activities	100,736	32,523

Effect of exchange rate changes on cash	341	(1,432)

Increase (decrease) in cash and cash equivalents	30,340	(11,421)
Cash and cash equivalents at beginning of period	80,258	25,985

Cash and cash equivalents at end of period	$ 110,598	$ 14,564

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands)

1.  BASIS OF PRESENTATION

Description of Business

The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco in the United States, Africa, Europe, South America and Asia.

Basis of Presentation

The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates; all of which are owned 50% or less.  Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature.  This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The year ended March 31, 2007 is sometimes referred to herein as fiscal year 2007.

          As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with the Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  The Company is accounting for its investment in the Zimbabwe operations on the cost method and has been reporting it in Investments in Unconsolidated Affiliates in the condensed consolidated balance sheet since March 31, 2006.  During fiscal year 2007, the Company wrote its investment in the Zimbabwe operations down to zero.

Accounting Pronouncements

The Company will be adopting FAS No. 157, Fair Value Measurements as of April 1, 2008. Issued in September 2006 by the Financial Accounting Standards Board (FASB), FAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. FAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. FAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under FAS No. 157, fair value measurements are disclosed by level within that hierarchy. The Company is evaluating the impact of FAS No. 157 on its financial condition and results of operations.

          In June 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which seeks to reduce diversity in practice associated with accounting for uncertainty in income taxes by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken on a tax return.   In addition, FIN 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006.  The Company adopted FIN 48 effective April 1, 2007 which resulted in a cumulative effect adjustment of $33,723 increasing its liability for unrecognized tax benefits, interest and penalties and reducing the balance of retained earnings.  See Note 2 “Income Taxes” to the “Notes to Condensed Consolidated Financial Statements” for additional discussion regarding the impact of the Company’s adoption of FIN 48.

Equity and Cost Method Investments

The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are non-marketable securities. The Company reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered.  In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized.  Preparing discounted future operating cash flow analysis requires that Company management make significant judgments with respect to future operating earnings growth rates and selecting an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the corresponding discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

Alliance One International, Inc. and Subsidiaries

1.  BASIS OF PRESENTATION (Continued)

Taxes Collected from Customers

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “ How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The EITF affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies”. Certain of our subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $10,477 and $10,541 for the three months ended June 30, 2007 and 2006 respectively.

2.  INCOME TAXES

FIN 48 Adoption

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment of $33,723 increasing its liability for unrecognized tax benefits, interest and penalties and reducing the balance of retained earnings. As of April 1, 2007, the Company’s unrecognized tax benefits totaled $24,064, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of April 1, 2007, accrued interest and penalties totaled $19,187 and $10,885, respectively.   During the quarter ended June 30, 2007, the Company accrued an additional $987of interest expense related to unrecognized tax benefits.

         Other than the accrual of approximately $4,000 of interest expense related to the unrecognized tax benefits identified above, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next 12 months, but must acknowledge circumstances can change due to unexpected developments in the law.

         The Company is subject to taxation in the U.S., various states, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the U.S. from 2004, in Turkey from 2003, in Brazil from 2001, in Malawi from 2001, in Argentina from 2002, in Tanzania from 2002, and in Switzerland from 2002.

Provision for the Three Months Ended June 30, 2007

The effective tax rate used for the three months ended June 30, 2007 was an expense of 35.9% compared to an expense of 29.5% for the three months ended June 30, 2006.  The effective tax rates for these periods are based on the current estimate of full year results before the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2008 will be 18.5% after absorption of discrete items.

         For the three months ended June 30, 2007, the company recorded a specific event adjustment expense of $1,928 bringing the effective tax rate estimated for the quarter of 15.0% to 35.9%.  This specific event adjustment expense relates to interest on liabilities for unrecognized tax benefits and changes in judgment regarding certain non-U.S. tax items.  During the quarter ended June 30, 2006, adjustments of $898 primarily related to tax rate reductions in Turkey were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the three months ended June 30, 2006 from an expense of 37.0% to 29.5%.

Alliance One International, Inc. and Subsidiaries

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues executing the integration plan which began in fiscal 2006 and is expected to continue throughout fiscal 2008.  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
	2007	2006
South America	$ 88	$ 67
Other Regions	336	1,631
Total restructuring and asset impairment charges	$ 424	$ 1,698

         All costs of integration actions are recorded in earnings as restructuring and asset impairment costs only when they are incurred or meet the criteria for recording in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

         The following table summarizes the restructuring and assets impairment costs recorded during the three months ended June 30, 2007 and 2006:

	Three Months Ended June 30,
Restructuring and Asset Impairment Charges	2007	2006
Employee separation and other cash charges:
Beginning balance	$ 2,747	$ 13,644
Period Charges:
Severance charges	69	1,558
Other cash charges	63	195
Total employee separation and other cash charges	132	1,753
Payments through June 30	(1,181)	(3,090)
Ending balance June 30	$ 1,698	$ 12,307

Other non-cash charges (recoveries):	292	(55)

Total restructuring and asset impairment charges for the period	$ 424	$ 1,698

         Payments of $88 and $1,093 were made for the South American segment and Other Regions segment, respectively, during the three months ended June 30, 2007.  For the three months ended June 30, 2006, payments were $14 and $3,076 for the South American segment and Other Regions segment respectively.  At June 30, 2007, the balance remaining for the South American segment and the Other Regions segment was $30 and $1,668, respectively.  Current expectations are that these remaining balances will be paid during the remainder of fiscal 2008.

Alliance One International, Inc. and Subsidiaries

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

SFAS No. 144 - Asset Impairment

          CdF - Sale of dark air-cured operations

          As a consequence of the ongoing transition in overcapacity within certain markets of the industry, the Company began tentative negotiations to dispose of its dark air-cured operations.  In June 2005, the Company reviewed its assets for impairment and a pre-tax impairment charge of $4,548 was recorded which primarily related to intangibles of the dark air –cured tobacco operation in Indonesia.  On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compania General de Tabacos de Filipinas, S.A. (CdF), the owner of the Company’s dark air-cured tobacco business.  In connection with this letter of intent, an additional asset impairment of $7,972 was recorded during fiscal 2006.  In 2007, a restructuring charge of $1,033 primarily related to employee severance costs, was recorded.  See also Note 16 “Subsequent Events” to the “Notes to Condensed Consolidated Financial Statements” for further information regarding the sale of CdF.

Assets Held for Sale

As of June 30, 2007, assets of $2,767 were actively marketed and classified in the Company’s balance sheet as assets held for sale.  The Company evaluated the criteria of SFAS No. 144 and concluded that these assets qualify as assets held for sale.  These assets were primarily production and administrative facilities that had become redundant as a result of the merger.

4.  GOODWILL AND INTANGIBLES

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses.  Goodwill is not subject to systematic amortization, but rather is tested for impairment annually and whenever events and circumstances indicate that an impairment may have occurred.  The Company has chosen the first day of the fourth quarter of its fiscal year as the date to perform its annual goodwill impairment test.

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended June 30, 2007.

          Goodwill and Intangible Asset Rollforward:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
Weighted average remaining
useful life in years
as of March 31, 2007		18	1
March 31, 2006 balance:
Gross carrying amount	$ 4,186	$33,700	$ 10,815	$48,701
Accumulated amortization	-	(1,474)	(9,285)	(10,759)
Net March 31, 2006	4,186	32,226	1,530	37,942
Amortization expense	-	(421)	(399)	(820)
Net June 30, 2006	4,186	31,805	1,131	37,122
Amortization expense	-	(1,264)	(749)	(2,013)
Net March 31, 2007	4,186	30,541	382	35,109
Amortization expense and tax adjustments	(1,392)	(421)	(217)	(2,030)
Net June 30, 2007	$ 2,794	$30,120	$ 165	$33,079

Alliance One International, Inc. and Subsidiaries

4.  GOODWILL AND INTANGIBLES (Continued)

          Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
For year ended 2008	$ 1,685	$ 382	$ 2,067
For year ended 2009	1,685	-	1,685
For year ended 2010	1,685	-	1,685
For year ended 2011	1,685	-	1,685
For year ended 2012	1,685	-	1,685
Later years	22,116	-	22,116
	$ 30,541	$ 382	$ 30,923

5.  DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Each operation that has been identified as discontinued is presented separately following the summary of discontinued operations.

	Three Months Ended June 30,
Summary of Discontinued Operations	2007	2006
Sales and other revenues	$5,599	$ 1,674

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ 48	$ (1,910)
Income tax expense	-	(1,884)
Income (loss) from discontinued operations, net of tax	$ 48	$ (3,794)

	June 30,		March 31,
	2007	2006	2007
Assets of discontinued operations:
Cash	$ -	$ 802	$ -
Trade receivables, net of allowances	5,165	8,797	1,737
Inventory and advances	2,230	22,993	7,147
Net property, plant and equipment	3,899	6,131	3,912
Other assets	36	260	39
Total assets of discontinued operations	$11,330	$38,983	$12,835

Liabilities of discontinued operations:
Accounts payable	$ 6,996	$ 1,636	$ 7,848
Advances from customers	-	122	1,557
Accrued expenses	1,035	4,360	974
Total liabilities of discontinued operations	$ 8,031	$ 6,118	$10,379

Discontinued Italian Operations, Other Regions Segment

On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all of its Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.  As a result of the merger on May 13, 2005, the remaining net assets of the discontinued Italian operations of Standard were acquired.  The Company has completed the sale of the Italian operations.  The Company continues selling the inventory not purchased in the original sale; collecting related accounts receivable and paying liabilities not assumed.  Sales of the remaining inventory will occur prior to September 30, 2007.

Alliance One International, Inc. and Subsidiaries

5.  DISCONTINUED OPERATIONS (Continued)

          Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

Three Months Ended
June 30,
	2007	2006
Sales and other revenues	$ 4,254	$ 1,542
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (78)	$ (1,715)
Income tax expense	-	-
Loss from discontinued operations, net of tax	$ (78)	$ (1,715)

	June 30,		March 31,
	2007	2006	2007
Assets of discontinued operations:
Trade receivables, net of allowances	$4,664	$ 8,336	$ 917
Inventory and advances	1,668	18,654	5,294
Other assets	36	198	39
Total assets of discontinued operations	$6,368	$27,188	$6,250

Liabilities of discontinued operations:
Accounts payable	$6,932	$ 1,465	$7,316
Advances from customers	-	-	36
Accrued expenses	937	1,310	506
Total liabilities of discontinued operations	$7,869	$ 2,775	$7,858

Discontinued Wool Operations, Other Regions Segment

As a result of the merger, the Company acquired the remaining net assets of Standard’s discontinued wool operations.  The liquidation of these assets is continuing.  The remaining assets are primarily in France and, along with the remaining trading operations in France, are the subjects of separate sales agreements pending governmental approval.  Due to unexpected delays in conjunction with obtaining approval from the French government the sale of these operations has been delayed.  The Company anticipates completing the disposition of the assets in 2008.

          Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

Three Months Ended
June 30,
	2007	2006
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$-	$ (8)
Income tax expense	-	-
Loss from discontinued operations, net of tax	$-	$ (8)

	June 30,		March 31,
	2007	2006	2007
Assets of discontinued operations:
Cash	$ -	$ 802	$ -
Trade receivables, net of allowances	-	367	-
Net property, plant and equipment	3,899	5,020	3,899
Total assets of discontinued operations	$3,899	$6,189	$3,899

Alliance One International, Inc. and Subsidiaries

5.  DISCONTINUED OPERATIONS (Continued)

	June 30,		March 31,
	2007	2006	2007
Liabilities of discontinued operations:
Accounts payable	$ -	$ 8	$ -
Accrued Expenses	-	2,254	-
Total liabilities of discontinued operations	$ -	$ 2,262	$ -

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop.  This decision involved the closure of its three operating entities and affected approximately 550 permanent employees.

          As a result of the merger, the Company’s concession to promote tobacco production in the Chifunde district of Mozambique was terminated by the government for the fiscal 2006 crop year.  In conjunction with the appeal process the Company received a letter on October 11, 2005 from the Minister of Agriculture of Mozambique referring the case back to the local government.  At that point, the Company entered into discussions with the local government of the Chifunde district to secure the concession for the 2007 crop year.  These discussions continued through January 31, 2006 at which time the Company concluded that it was unlikely that the local government would issue a concession for the crop year in fiscal 2007 to the Company.  Due to this decision by the local government, the Company initiated a process to evaluate the strategic alternatives for its remaining Mozambique operations without the Chifunde district and determined that it was not in the Company’s economic interest to remain in Mozambique without this strategic district.  The Company evaluated the criteria of SFAS No. 144 and concluded that the Mozambique operations qualified to be presented as assets held for sale and accordingly, the assets were written down to their fair value less any selling costs.  The Company has sold all assets except for inventory and accounts receivable as of June 30, 2007.

          Results of operations and the assets and liabilities of our businesses reported as discontinued operations were as follows:

	Three Months Ended
	June 30,
	2007	2006
Sales and other revenues	$1,345	$ 127

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ 126	$(229)
Income tax expense	-	-
Income (loss) from discontinued operations, net of tax	$ 126	$(229)

	June 30,		March 31,
	2007	2006	2007
Assets of discontinued operations:
Trade receivables, net of allowances	$ 501	$ 94	$ 820
Inventory and advances	562	4,339	1,853
Net property, plant and equipment	-	1,111	13
Other assets	-	62	-
Total assets of discontinued operations	$1,063	$ 5,606	$2,686

Liabilities of discontinued operations:
Accounts payable	$ 64	$ 163	$ 532
Advances from customers	-	122	1,521
Accrued expenses	98	796	468
Total liabilities of discontinued operations	$ 162	$ 1,081	$2,521

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

           Results of operations and the assets and liabilities of our businesses as reported as discontinued operations were as follows:

	Three Months Ended
	June 30,
	2007	2006
Sales and other revenues	$ -	$ 5

Income (loss) from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ -	$ 42
Income tax expense		(1,884)
Loss from discontinued operations, net of tax	$ -	$ (1,842)

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

          During the three months ended June 30, 2006, the Company entered into an agreement with local government in Brazil, which provides for realization of accumulated intrastate trade taxes related to the 2005 crop on a monthly basis as stipulated therein. As a result, intrastate trade taxes related to the 2005 crop of $19,225 previously recorded as cost of goods sold in fiscal 2006 were reversed during that quarter.

	Three Months Ended
	June 30,
Analysis of Segment Operations	2007	2006
Sales and other Operating Revenues:
South America	$ 265,940	$ 238,897
Other Regions	195,768	254,588
Total Revenue	$ 461,708	$ 493,485

Operating Income:
South America	$ 28,065	$ 28,939
Other Regions	5,780	8,263
Total Operating Income	33,845	37,202
Debt Retirement Expense	1,930	-
Interest Expense	24,893	25,559
Interest Income	2,172	15
Derivative Financial Instruments Income	-	290
Income before income taxes and other items	$ 9,194	$ 11,948

Alliance One International, Inc. and Subsidiaries

6.  SEGMENT INFORMATION (Continued)

Analysis of Segment Assets	June 30, 2007	June 30, 2006	March 31, 2007
Segment Assets:
South America	$ 867,371	$ 814,425	$ 757,861
Other Regions	902,562	1,061,056	896,011
Total Assets	$1,769,933	$1,875,481	$1,653,872

7.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly-owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at June 30, 2007 and 2006.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

          For the three months ended June 30, 2007 and 2006, the weighted average number of shares outstanding was increased by a total of 1,914 and 1,185 shares, respectively, of common stock equivalents for employee stock options and restricted shares outstanding for the computation of diluted earnings per share.  Certain potentially dilutive options were not included in the computation of earnings per dilutive share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 203 at a weighted average exercise price of $22.34 per share at June 30, 2007 and 2,795 at a weighted average exercise price of $8.98 per share at June 30, 2006.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended June 30,
	2007	2006
Net income	$ 5,979	$4,621
Equity currency conversion adjustment	679	4,963
Total comprehensive income	$ 6,658	$9,584

9.  STOCK-BASED COMPENSATION

On April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  This statement required the Company to expense the fair value of grants of various stock-based compensation programs at fair value over the vesting period of the awards.  The Company elected to adopt the statement using the “Modified Prospective Application” (MPA) transition method which did not result in the restatement of previously issued financial statements.  Application of the MPA transition method required compensation costs to be recognized beginning on the effective date for the estimated fair value at date of grant in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006.  Awards granted after April 1, 2006 are recognized as compensation expense based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The MPA transition method also required that any unearned or deferred compensation recorded in “contra-equity” accounts be eliminated against the equity accounts that will be affected by the on-going recognition of stock based compensation.  Accordingly, the Company reclassified $3,134 from Unearned Compensation – Restricted Stock to Common Stock in the quarter ended June 30, 2006.

          For the three months ended June 30, 2007 and 2006, compensation expense for stock-based compensation plans was $1,020 and $890.  The corresponding income tax benefit recognized for stock-based compensation plans was $283 and $217.

          The Company currently has three types of stock based compensation awards; Stock Options, Stock Options with Stock Appreciation Rights, and Restricted Stock. These various types of grants are made in accordance with the Alliance One International, Inc. 2003 Incentive Plan (the Plan) which was approved by shareholders of the Company in November 2003.  The Plan authorizes the issuance of the various stock based compensation awards to any employee of the Company or any subsidiary and any member of the Board who the Executive Compensation Committee determines has contributed to the profits or growth of the Company or its affiliates.  There are 6,000 shares authorized as compensation awards under the Plan of which 3,391 are outstanding and 1,802 are available for future awards.  Shares issued under the Plan are new shares which have been authorized and designated for award under the Plan.  The individual awards are discussed in greater detail below.

Alliance One International, Inc. and Subsidiaries

9.  STOCK-BASED COMPENSATION (Continued)

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest at the end of three years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were no grants of stock options during the three months ended June 30, 2007 or June 30, 2006.

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	2,800	6.94	6.00	6,417
Exercised	(170)	6.45	4.71	612
Forfeited	(4)	3.95	8.97	25
Cancelled	(29)	6.10	4.73	83
Outstanding at June 30, 2007	2,597	6.99	5.83	7,959
Vested and expected to vest	2,540	7.03	5.78	7,662
Exercisable at June 30, 2007	1,463	8.77	3.89	1,866

          The intrinsic values in the table above represent the total pre-tax intrinsic value (the difference between the Company’s closing stock price and the exercise price multiplied by the number of options).  The closing price will be subject to the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  Cash received from the exercise of options was $1,170.

          The table below shows the movement in unvested shares from March 31, 2007 to June 30, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2007	1,175	$1.79	$2,103
Forfeited	(4)	1.74	(8)
Cancelled	(6)	2.68	(16)
Vested	(32)	2.42	(75)
Unvested June 30, 2007	1,133	1.77	$2,004

Stock Options with Stock Appreciation Rights

Stock appreciation rights (SARs) have historically been granted in tandem with certain option grants under which the employee may choose to receive in cash the excess of the market price of the share on the exercise date over the market price on the grant date (the intrinsic value of the share) rather than purchase the shares.  The choice to receive cash is limited to five years after grant.  After the fifth year and up to the tenth year after grant, the employee will continue to be able to purchase shares under the award but no longer has the choice of receiving the intrinsic value of the shares.  Compensation expense for Stock Options with Stock Appreciation Rights is treated as a liability due to the express ability of the employee to make the choice of whether to receive cash or purchase shares.  Prior to the adoption of SFAS 123(R), the intrinsic value of SARs outstanding was multiplied by the cumulative vesting in each SAR award to determine the liability at each balance sheet date.  Amounts charged to compensation expense resulted from the change in the vested intrinsic value between balance sheet dates.  Following adoption of SFAS 123(R), the fair value of SARs are determined at each balance sheet date using a Black-Scholes valuation model multiplied by the cumulative vesting of each SAR award.  After consideration for estimated forfeitures, this change in accounting resulted in a cumulative effect of accounting change adjustment of $252 on April 1, 2006.  SARs awards have historically been given to non-U.S. recipients and the Company has not realized a tax benefit.

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at April 1, 2007	328	$6.54	1.84	$ 881	$ 1,208
Forfeited	(2)	$6.25	0.16	$ 8	$ 13
Exercised	(38)	$6.58	0.76	$ 115	$ 128
Outstanding at June 30, 2007	288	$6.54	1.45	$1,010	$ 1,265
Exercisable at June 30, 2007	156	$6.61	0.67	$ 535	$ 583
Vested and Expected to Vest	273	$6.54	1.40	$ 958	$ 1,191

Alliance One International, Inc. and Subsidiaries

9.  STOCK-BASED COMPENSATION (Continued)

Stock Options with Stock Appreciation Rights (Continued)

          As of June 30, 2007, there was $77 of remaining unearned compensation expense related to stock options with attached SARs which will be expensed over the remaining service period through October 2007.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized expense (income) of $407 and $(43) in the three months ended June 30, 2007 and 2006 related to stock options with attached SARs.

          The table below shows the movement in unvested SARs from March 31, 2007 to June 30, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2007	132	$1.81	$239
Forfeited	-	-	-
Unvested June 30, 2007	132	$1.81	$239

          Assumptions used to determine the fair value of SARs as of June 30 included the following:

	2007	2006
Stock Price	$10.05	$4.44
Exercise Price	$6.54	$6.71
Expected Life in Years	1.35	1.9
Annualized Volatility	34%	47%
Annual Dividend Rate	0%	0%
Discount Rate	4.8%	5%

          Historically stock prices have frequently been below the exercise price, therefore the expected life has been determined to be the maximum time period the SAR may be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company’s stock price.

Restricted Stock

Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  The fair value of restricted shares is determined on grant date and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2007	854	$4.84
Vested	(60)	$5.56
Forfeited	-	-
Restricted at June 30, 2007	794	$4.79

          As of June 30, 2007, there was $1,056 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through July 2008.  Expense recognized due to the vesting of restricted stock awards was $478 and $709 for the three months ended June 30, 2007 and 2006, respectively.

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  In December 2006, one third of the assessment was reduced.  The remaining issues are still being discussed.  The Company is contesting these assessments and has established a reserve of $386 for the VAT component of the assessment.

Other

Since October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.  The Company and its subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined DIMON and its Spanish subsidiaries €2,592 (US$3,378) and Standard and its Spanish subsidiaries €1,823 (US$2,263).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and Mindo (its former subsidiary) have been assessed a fine in the aggregate amount of €10,000 (US$12,000) and that, in addition, the Company and Transcatab, a subsidiary of Standard prior to its merger into DIMON, have been assessed a fine in the aggregate amount of €14,000 (US$16,800). With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed DIMON and Standard in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  The Company, along with its applicable subsidiaries, has appealed the decisions of the Commission with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above, and actually paid all of such fines as part of the appeal process.

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

           In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act (the “FCPA”).  In May 2004, the Company voluntarily reported the matter to the U.S. Department of Justice.  Soon thereafter, the Company closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in its filings with the U.S. Securities and Exchange Commission (the “SEC”).  In August 2006, the Company learned that the SEC had issued a formal order of investigation of the Company and others to determine if these or other actions may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  The Company has recently received a request for supplemental and additional information relevant to the inquiry and is in the process of complying with the request.  Conclusions reached at the completion of the Company’s internal investigation and initial disclosure have not changed.  The Company is cooperating fully with the SEC with respect to the investigation.

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

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES (Continued)

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At June 30, 2007, the Company was guarantor of an amount not to exceed $289,784 with $265,653 outstanding under these guarantees.  Of these guarantees, $231,204 relates to Brazilian farmers.  The Company has reserved $14,899 for loans under these guarantees.  This reserve approximates the value of the guarantees.  Risks of significant loss under the remaining guarantees is considered to be remote.  See also Note 14 “Advances on Purchases of Tobacco” to the “Notes to Condensed Consolidated Financial Statements” for further information.

11.  DEBT ARRANGMENTS

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

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGMENTS (Continued)

          Certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contains certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the quarter ended June 30, 2007.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

          On May 25, 2007, the Company entered into an Amendment (the “Amendment”) to the Credit Agreement, which makes certain clean up changes to definitions and terms to clarify the language and to better conform with the parties’ interpretation thereof.  In addition, the Company has increased its availability under the revolving credit line portion of the facility from $240,000 to $250,000 as contemplated by the original Credit Agreement.

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

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of June 30, 2007, the Company had approximately $373,691 drawn and outstanding on foreign seasonal lines totaling $635,613. Additionally against these lines there was $8,236 available in unused letter of credit capacity with $19,096 issued but unfunded.

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGMENTS (Continued)

         The following table summarizes our debt financing as of June 30, 2007:

			June 30, 2007
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest		Repayment Schedule (4)
	2007	2007	Available	Rate		2008	2009	2010	2011	2012	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250,000
Term loan B	145,000	60,000	-	7.6%	(2)	451	602	602	58,345	-	-
	145,000	60,000	250,000			451	602	602	58,345	-	-

Senior notes:
11% senior notes due 2012	315,000	315,000	-	11.0%		-	-	-	-	-	315,000
8 ½% senior notes due 2012	149,270	149,299	-	8.5%		(90)	(131)	(142)	(155)	(169)	149,986
Other (1)	10,157	10,157	-			-	-	-	-	3,437	6,720
	474,427	474,456	-			(90)	(131)	(142)	(155)	3,268	471,706

12 ¾% senior subordinated note due 2012	91,608	91,853	-	12.8%		(795)	(1,206)	(1,400)	(1,625)	(1,885)	98,764

Other long-term debt	20,821	13,642	30,551	9.5%	(2)	4,361	6,170	1,903	889	29	290

Notes payable to banks (3)	179,097	373,691	234,590	6.7%	(2)	-	-	-	-	-	-

Total debt	$ 910,953	$1,013,642	515,141			$3,927	$5,435	$963	$57,454	$1,412	$570,760

Short term	$ 179,097	$ 373,691
Long term:
Long term debt current	$ 5,231	$ 5,193
Long term debt	726,625	634,758
	$ 731,856	$ 639,951

Letters of credit	$ 17,842	$ 19,096	8,236

Total credit available			$523,377

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(2) Weighted average rate for the three months ended June 30, 2007

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31 for all years except the current year. The current fiscal year excludes repayments made through June 30, 2007.

Alliance One International, Inc. and Subsidiaries

12.  DERIVATIVE FINANCIAL INSTRUMENTS

Floating to Fixed Rate Interest Swaps

As of June 30, 2006, all floating to fixed rate interest swaps had been terminated.  For the three months ended June 30, 2007 and 2006, the Company recognized non-cash income before income taxes of $0 and $290, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Liabilities – Pension, Postretirement and Other Long-Term Liabilities.

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs. Some of these contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the three months ended June 30, 2007 and 2006, income of $9,807 and $1,672, respectively, has been recorded in cost of goods and services sold.

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

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2007	2006
Service cost	$ 700	$ 869
Interest expense	1,947	1,348
Expected return on plan assets	(1,706)	(897)
Amortization of prior service cost	(36)	491
Actuarial loss	162	148
Net periodic pension cost	$1,067	$1,959

Alliance One International, Inc. and Subsidiaries

13.  PENSION AND POSTRETIREMENT BENEFITS (Continued)

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of June 30, 2007, contributions of $809 were made to pension plans for fiscal 2008.  Additional contributions to pension plans of approximately $4,968 are expected during the rest of fiscal 2008.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  The Company contributed $210 for the three months ended June 30, 2007 and expects to contribute $941 during the rest of fiscal 2008.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost consisted of the following:

	Three Months Ended June 30,
	2007	2006
Service cost	$ 18	$ 22
Interest expense	141	132
Expected return on plan assets	-	(1)
Amortization of prior service cost	(405)	(405)
Actuarial loss	105	87
Net periodic pension cost	$ (141)	$ (165)

14. ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the condensed consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $64,648 at June 30, 2007, and $67,228 at June 30, 2006 are presented as advances on purchases of tobacco, net in the condensed consolidated balance sheet.  The long-term portion of advances of $57,993 at June 30, 2007, and $5,401 at June 30, 2006 are included in other non-current assets in the condensed consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $61,865 at June 30, 2007, and $57,347 at June 30, 2006, and were estimated based on the Company’s historical loss information and crop projections. The allowances for the three months ended June 30, were increased by provisions for estimated uncollectible amounts of approximately $24,329 in 2007 and $31,865 in 2006 exclusive of recoveries of $4,570 and $900 for the same respective periods.   Farmer bad debt provisions are capitalized into inventory and the expense is realized when the inventory is sold.  Write-downs of $2,206 were charged against the allowance in the three months ended June 30, 2007 and $10,029 was charged against the allowance during the comparable prior year period.

          In Brazil, farmers obtain government subsidized rural credit financing which is guaranteed by the Company. The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing is concurrent with delivery of tobacco to the Company.  Terms of rural credit financing are such that repayment is due only after tobacco deliveries are complete.  On the period ending dates of June 30 and March 31, the Company will generally have accumulated balances for repayment to the local banks for the rural credit financing.  As of June 30, 2007 and 2006, the Company had balances of $70,519 and $3,712 that were due to local banks.  These amounts are included in Accounts Payable in the condensed consolidated balance sheet. Reserves for uncollectible farmers’ advances in Brazil also include rural credit financing guaranteed by the Company.  As of June 30, 2007 and 2006, the Company was guarantor for Brazilian loans of $231,204 and $296,878 with outstanding amounts of $207,073 and $202,825.  In those respective periods, the fair value of guarantees for rural credit was $12,424 and $12,170.

Alliance One International, Inc. and Subsidiaries

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

          The Company has recorded the transaction as a sale of receivables and has removed such receivables from its financial statements and has recorded a receivable for the retained interest in such receivables.  In recording the sale of receivables, the Company has recognized pre-tax losses of $717 on sales of receivables for the three months ended June 30, 2007.  Balances as of June 30, 2007 for receivables sold and retained interest were $38,212 and $4,405, respectively.  It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables.  Since March 31, 2007, the minimum outstanding balance of receivables sold has been $33,690.  For the three months ended June 30, 2007, new receivables sold into the pool have been $35,397 of which the Company’s cash receipts have been $25,385 from the current purchase price and an additional $5,895 from the deferred purchase price of receivables and $65 of service fees.

          In valuing the retained interests at the date of the sale of the receivables, the Company assumed a weighted average life of 70 days and a discount rate of 8.7% as well as an additional 0.5% on the unused balance for the same term.  Theoretical increases in the discount rate by 10% and 20% would have decreased the value of retained interests by $68 and $135 respectively.  Historically, credit loss and prepayments on the customer base included in these agreements have been negligible.

16.  SUBSEQUENT EVENTS

Sale of Compania General de Tabacos de Filipines, S.A.

The Company and CdF International Coöperatief U.A. (“CdF Coöperatief”) (an unrelated third party), entered into an agreement (the “Agreement”) on July 10, 2007 for the sale of the Company’s interest in Compañía General de Tabacos de Filipinas, S.A. (“CdF”) and its worldwide operating subsidiaries (collectively, the “CdF Group”) to CdF Coöperatief.  In order to allow time to comply with all statutory requirements, the sale is expected to close in September 2007.  Additionally, a management agreement has been signed between CdF and CdF Coöperatief pursuant to which CdF Coöperatief will, until closing, have operational and management responsibility for the CdF Group.  The Agreement contains conditions that must be satisfied in order to close the transactions contemplated thereby.  Accordingly, there can be no assurance that the Company will be able to complete the transaction on the terms outlined in the Agreement or on time or at all.

Zimbabwe Dividend

In July 2007, the Company received a $7,000 dividend payment from one of its Zimbabwe subsidiaries that had been negotiated with the Zimbabwe authorities.  The $7,000 dividend was approved as a result of a negotiated prepayment of export funds due into Zimbabwe at a later date.  The dividend payment was paid from Zimbabwe dollar devaluation gains for the calendar year ended December 31, 2006.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
               Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Results of operations

Current quarter comparative operating results were somewhat impacted by slightly lower volumes than a year ago due to a prior year opportunistic crop sale in the U.S. and the completion of our exit from certain European markets. Margins for the same periods were essentially unchanged despite the prior year’s positive reversal of interstate trade taxes offset partially by increased farmer bad debts that year. Margins in the current year were negatively impacted by the reduced current year burley crop in Malawi. Selling, administrative and general expenses were level with the prior year due to the impact of the weak U.S. dollar on further cost reduction initiatives.  Our results have begun to show the benefit of continued focus on debt reduction.  Net interest expense was reduced versus a year ago due to lower average borrowing, partially offset by modest average rate increases. Overall, our pretax income, factoring out the impact of the changes in Brazilian trade taxes, reflects favorable operating results despite adverse currency conditions. We feel this evidences the continued successful execution of our strategy.

Liquidity and debt refinancing

Throughout the year we maintain seasonally adjusted liquidity levels through a combination of cash from operations, short term credit lines around the world, advances from customers, the sale of accounts receivable, active working capital management and our $250.0 million revolving credit facility, which was undrawn as of June 30, 2007.  At June 30, 2007, there was $1,013.7 million of total debt outstanding and $19.1 million in issued but unfunded letters of credit. Available liquidity was comprised of $110.6 million of cash on hand and $523.4 million of available credit lines including the $250.0 million revolver and $8.2 million exclusive to letters of credit. These various sources of liquidity are continuously evaluated and modified as needed to match our business requirements in the most cost effective manner possible, while providing enterprise flexibility.

Outlook

Global demand for cigarettes and therefore our products remains solid and we are well positioned globally to meet our customers’ supply needs. We continue to challenge all of our operations to achieve appropriate return targets and to effect actions which will positively improve future performance.  Further, our focus on cost savings and operating efficiencies over the last two years has better positioned us to serve and grow with our customers as they respond to global industry conditions.

          Our focus in fiscal 2008 remains on improving our strategic performance and particularly upon debt reduction.  While we are demonstrating success in the combination of cost reductions, efficiency improvements and improved pricing, the continued weakness of the U.S. dollar, market pricing pressures and adverse weather conditions are producing crop reductions, particularly in Malawi and Southern Europe, which will likely effect not only 2008, but the 2009 marketing of these crops as well.  Our aggressive working capital management, and consequent reduction in the operating cycle, combined with cash sourced from continued disposition of non-core assets will enable continued deleveraging of the Company’s balance sheet.

          With our customer-focused emphasis, we are confident that this will position us to leverage our already strong customer relationships and allow us to grow with our customers. As such, we will continue to focus our attention and resources on those origins that are growing in market importance, on delivering outstanding customer service, exercising expense discipline, and above all, delivering shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended
	June 30,
		Change
(in millions)	2007	$	%	2006
Sales and other operating revenues	$461.7	$(31.8)	(6.4)	$493.5
Gross profit	71.8	(5.7)	(7.4)	77.5
Selling, administrative and general expenses	39.5	0.3	0.8	39.2
Other income	1.9	1.3		0.6
Restructuring and asset impairment charges	0.4	(1.3)		1.7
Debt retirement expense	1.9	1.9		-
Interest expense	24.9	(0.7)		25.6
Interest income	2.2	2.2		-
Derivative financial instruments income	-	(0.3)		0.3
Income tax expense	3.3	(0.2)		3.5
Equity in net income of investee companies	-	(0.1)		0.1
Minority interests (income)	-	0.2		(0.2)
Loss from discontinued operations	-	3.8		(3.8)
Cumulative effect of accounting changes, net of income tax	-	0.3		(0.3)
Net income	$ 6.0*	$ 1.4*		$ 4.6

* Amounts do not equal column totals due to rounding

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2007	$	%	2006
Tobacco sales:
Tobacco sales	$456.6	$(31.7)	(6.5)	$488.3
Kilos	135.2	(10.8)	(7.4)	146.0
Average price per kilo	$ 3.38	$ .04	1.2	$ 3.34
Processing and other revenues	$ 5.1	$ (0.1)	(1.9)	$ 5.2
Total sales and other operating revenues	$461.7	$(31.8)	(6.4)	$493.5

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Sales and other operating revenues.  The decrease of 6.4% from $493.5 million in 2006 to $461.7 million in 2007 is primarily the result of a 7.4% or 10.8 million kilo decrease in quantities sold partially offset by a 1.2% or $0.04 per kilo increase in average sales prices.

South America Region.  Tobacco sales from the South America operating segment increased $27.5 million or 11.5% resulting from an increase of $0.14 per kilo in average sales prices combined with an increase in volumes of 4.9 million kilos.  The timing of shipments into the first quarter this year that were shipped in later quarters in 2006 is the primary reason for the South America operating segment increases in revenue.

Other Region.  Tobacco sales from the Other Regions operating segment decreased $59.2 million or 23.7% primarily as a result of an opportunistic sale of U.S. inventories that was in the prior year.  The decrease in sales also reflected the exit from certain European markets in Greece and Spain.  These factors were the primary reasons for the decreases in volumes in the Other Regions operating segment of 15.7 million kilos and decreases in average sales prices of $0.15 per kilo.

Gross profit as a percentage of sales.  Gross profit decreased $5.7 million or 7.4% from $77.5 million in 2006 to $71.8 million in 2007 while gross profit as a percentage of sales decreased slightly from 15.7% in 2006 to 15.6% in 2007.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006 (Continued)

Other Region.  The decrease in gross profit is primarily attributable to two factors within the Other Region operating segment.   First is the prior year non-recurring opportunistic sale of U.S. inventories.  Second is a $5.5 million current quarter charge related to the 2007 burley crop in Malawi that is currently being processed.  The 2007 Malawi crop size was reduced as a result of weather conditions.  The decreased crop size, coupled with an increase of competition into the Malawi market, has dramatically increased the purchase price of the 2007 burley crop. As a result of the above factors, the average auction prices for the 2007 crop tobacco in Malawi have almost doubled in comparison with the prior year. In addition, the reduced crop size and market share also increase the per kilo processing and overhead costs allocated to the 2007 crop.  Sales price increases negotiated thus far are insufficient to cover these projected cost escalations and resulted in the current quarter charge.  This adjustment will be revised as the 2007 burley crop in Malawi is processed and costs are finalized.  Based on current estimates, these factors could have a material negative impact on gross profit in the Other Region as the 2007 Malawi burley crop is sold in future quarters.

South America Region.  Gross profit in the South America operating segment was comparable in 2007 with 2006 despite the prior year including the positive reversal of interstate trade taxes which were partially offset by increased farmer bad debts.  Increased volumes were able to substantially offset the impact of the increased 2007 and 2006 crop grower bad debt provisions as well as the impact of strengthening Brazilian real.  The 2007 crop is of average quality.  However, as a result of the poor quality of the 2006 crop and the resulting surplus quantities on hand, 2007 crop purchases declined.  The market conditions that resulted have again increased the estimated grower bad debt provision for the 2007 crop.  These increases have negatively impacted the current quarter gross profit and will continue to impact gross profit in future quarters relative to 2007 and 2006 crop sales.

Other income of $1.9 million in 2007 and $0.6 million in 2006 relates primarily to fixed asset sales.

Restructuring and asset impairment charges were $0.4 million in 2007 compared to $1.7 million in 2006.  The costs in 2007 and 2006 primarily relate to employee severance and other integration related charges as a result of the merger.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $1.9 million in 2007 relates to accelerated amortization of debt issuance costs as a result of debt prepayment during the quarter.

Interest expense decreased $0.7 million from $25.6 million in 2006 to $24.9 million in 2007 due to lower average borrowings during the quarter.

Interest income was $2.2 million in 2007 due to higher average cash balances that were not present in 2006.

Effective tax rates were an expense of 35.9% in 2007 and 29.5% in 2006.  The effective tax rates for these periods are based on the current estimate of full year results before the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2008 will be 18.5% after absorption of discrete items.  For the three months ended June 30, 2007, we recorded a specific event adjustment expense of $1.9 bringing the effective tax rate estimated for the quarter of 15.0% to 35.9%.  This specific event adjustment expense relates to interest on liabilities for unrecognized tax benefits and changes in judgment regarding certain non-U.S. tax items.  During the quarter ended June 30, 2006, adjustments of $0.9 primarily related to tax rate reductions in Turkey were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the three months ended June 30, 2006 from an expense of 37.0% to 29.5%.

Income (loss) from discontinued operations.  Losses from discontinued operations were $3.8 million in 2006 as a result of our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES:

Overview

We utilize capital in excess of cash flow from operations to finance accounts receivable,  inventory and advances to farmers for pre-financing tobacco crops in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end.  In addition, from time to time in the future, we may elect to purchase, redeem, repay, retire or cancel indebtness prior to stated maturity under our senior secured credit agreement or indentures, as permitted therein.

         As of June 30, 2007, we are approaching our seasonally adjusted peak for working capital borrowings. The primary driver is South America which is nearing its high point as the recent crop has largely been purchased and the final portion of processing is close to completion, while deliveries and customer payments are occurring.  Asia is completing product shipments and working capital related borrowings are being reduced as customer payments are received.  Africa is nearing its working capital midpoint with continued buying and processing.  Europe has completed its crop purchases and processing and deliveries to customers have commenced. The North American market will open in August and is near a working capital low point.

Working Capital

Our working capital decreased from $531.9 million at March 31, 2007 to $463.5 million at June 30, 2007.  Our current ratio was 1.6 to 1 at June 30, 2007 compared to 1.9 to 1 at March 31, 2007.  The decrease in working capital is primarily related to decreases in trade receivables and increases in notes payable to banks and advances from customers partially offset by increases in inventories and advances on purchases of tobacco.  These changes are attributable to the purchasing and processing of tobacco in Africa and Europe as well as the financing of crops in South America.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2007	2006	2007
Cash and cash equivalents	$ 110.6	$ 14.6	$ 80.3
Net trade receivables	175.1	225.6	217.8
Inventories and advances on purchases of tobacco	845.4	948.0	730.3
Total current assets	1,243.5	1,346.0	1,131.6
Notes payable to banks	373.7	338.0	179.1
Accounts payable	164.0	94.5	188.0
Advances from customer	172.3	248.4	125.4
Total current liabilities	780.0	790.6	599.7
Current ratio	1.6 to 1	1.7 to 1	1.9 to 1
Working capital	463.5	555.4	531.9
Total long term debt	634.8	743.7	726.6
Stockholders’ equity	200.1	224.7	225.5

Net cash provide (used) by:
Operating activities	(71.8)	(40.0)
Investing activities	1.1	(2.5)
Financing activities	100.7	32.5

Operating Cash Flows

Net cash used by operating activities increased $31.8 million in 2007 compared to 2006.  The increase in cash used was primarily due to increases in inventories and advances on purchases of tobacco of $50.2 million and lower decreases in accounts receivable of $48.2 million partially offset by a $25.9 million increase in advances from customers and a $39.8 million decrease in accounts payable and accrued expenses.

Investing Cash Flows

Net cash provided by investing activities increased $3.6 million in 2007 compared to 2006.  The increase in cash provided by investing activities was primarily due to $1.8 million from additional net cash received on notes receivable and $1.7 million proceeds from the sale of cost method investments.

Financing Cash Flows

Net cash provided by financing activities increased $68.2 million in 2007 compared to 2006.  This increase is primarily due to a $156.5 million increase in short term borrowings partially offset by an $89.1 million change in long term borrowings.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Debt Financing

We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At June 30, 2007, we had no material capital expenditure commitments.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2008.  No cash dividends were paid to stockholders during the three months ended June 30, 2007.  Additionally, from time to time in the future, we may elect to redeem, repay, make open market purchases, retire or cancel indebtedness prior to stated maturity under our senior secured credit agreement or indentures, as permitted therein.

         The following table summarizes our debt financing as of June 30, 2007:

			June 30, 2007
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest		Repayment Schedule (4)
	2007	2007	Available	Rate		2008	2009	2010	2011	2012	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250.0
Term loan B	145.0	60.0	-	7.6%	(2)	.5	.6	.6	58.3	-	-
	145.0	60.0	250.0			.5	.6	.6	58.3	-	-

Senior notes:
11% senior notes due 2012	315.0	315.0	-	11.0%		-	-	-	-	-	315.0
8 ½% senior notes due 2012	149.3	149.3	-	8.5%		(.1)	(.1)	(.1)	(.2)	(.2)	150.0
Other (1)	10.2	10.2	-			-	-	-	-	3.5	6.7
	474.5	474.5	-			(.1)	(.1)	(.1)	(.2)	3.3	471.7

12 ¾% senior subordinated note due 2012	91.6	91.9	-	12.8%		(.8)	(1.2)	(1.4)	(1.6)	(1.9)	98.8

Other long-term debt	20.8	13.6	30.6	9.5%	(2)	4.4	6.2	1.9	.9	-	.3

Notes payable to banks (3)	179.1	373.7	234.6	6.7%	(2)	-	-	-	-	-	-

Total debt	$ 911.0	$1,013.7	515.2			$4.0	$5.5	$1.0	$57.4	$1.4	$570.8

Short term	$ 179.1	$ 373.7
Long term:
Long term debt current (5)	$ 5.2	$ 5.2
Long term debt (5)	726.7	634.8
	$ 731.9	$ 640.0

Letters of credit	$ 17.8	$ 19.1	8.2

Total credit available			$523.4

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(2) Weighted average rate for the three months ended June 30, 2007

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31 for all years except the current year. The current fiscal year excludes repayments made through June 30, 2007.

The following summarizes the material terms of each significant component of our debt financing.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Senior Secured Credit Facility

On March 30, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), with a syndicate of banks that amends and restates the Company’s prior credit agreement and provides for a senior secured credit facility (the “Credit Facility”) that consists of:

•

a three and one-half year $240.0 million revolver (the “Revolver”) which initially accrues interest at a rate of LIBOR plus 2.75%; and

•

a four-year $145.0 million term loan B (the “Term Loan B”) which accrues interest at a rate of LIBOR plus 2.25%.

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10.0 million to $250.0 million by adding additional Lenders thereto.

Borrowers and Guarantors.  One of the Company’s primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), is co-borrower under the Revolver, and the Company’s portion of the borrowings under the Revolver is limited to $150.0 million outstanding at any one time. Intabex is the sole borrower under the Term Loan B. One of the Company’s primary foreign trading companies, Alliance One International AG (“AOIAG”), is a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations are also currently guaranteed by the Company and must be guaranteed by any of its material direct or indirect domestic subsidiaries.

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

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the quarter ended June 30, 2007.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

          On May 29, 2007, the Company entered into an Amendment (the “Amendment”) to the Credit Agreement, which makes certain clean up changes to definitions and terms to clarify the language and to better conform with the parties’ interpretation thereof.  In addition, the Company has increased its availability under the revolving credit line portion of the facility from $240 million to $250 million as contemplated by the original Credit Agreement.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Senior Notes

On May 13, 2005, the Company issued $315.0 million of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150.0 million of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100.0 million of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of June 30, 2007, the Company had approximately $373.7 million drawn and outstanding on foreign seasonal lines totaling $635.6 million.  Additionally against these lines there was $8.2 million available in unused letter of credit capacity with $19.1 million issued but unfunded.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2007 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains in cost of goods and services sold of $2.3 million and $1.9 million for the three months ended June 30, 2007 and 2006, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.  The weakening U.S. dollar against the real may continue to significantly impact translated results.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $2.6 million for the three months ended June 30, 2007.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

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

Changes in Internal Control Over Financial Reporting

In addition, as required by Rule 13a-15(d) under the Exchange Act, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, have evaluated the Company’s internal control over financial reporting to determine whether any changes occurred during the quarter covered by this quarterly report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.  During the quarter ended June 30, 2007, there was no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Alliance One International, Inc. and Subsidiaries

Part II.  Other Information

Item 1.    Legal Proceedings

In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act (the “FCPA”).  In May 2004, the Company voluntarily reported the matter to the U.S. Department of Justice.  Soon thereafter, the Company closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in its filings with the U.S. Securities and Exchange Commission (the “SEC”).  In August 2006, the Company learned that the SEC had issued a formal order of investigation of the Company and others to determine if these or other actions may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  The Company has recently received a request for supplemental and additional information relevant to the inquiry and is in the process of complying with the request.  Conclusions reached at the completion of the Company’s internal investigation and initial disclosure have not changed.  The Company is cooperating fully with the SEC with respect to the investigation.

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

None

Item 3.    Defaults Upon Senior Securities

None

Item 4.    Submission of Matters to a Vote of Security Holders

None

Item 5.    Other Information

None.

Alliance One International, Inc. and Subsidiaries

Part II.  Other Information (Continued)

Item 6. Exhibits

10.1	DIMON Incorporated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007.

10.2	Alliance One International, Inc. Pension Equity Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 5, 2007.

10.3	Alliance One International, Inc. Supplemental Retirement Account Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 5, 2007.

10.4

Amendment to Amended and Restated Credit Agreement, dated May 29, 2007, by and among the Alliance One International, Inc.and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2007.

10.5

Waiver and Consent, dated June 20, 2007, by and among Intabex Netherlands B.V. as Borrowers, Alliance One International AG, as a Guarantor, and Wachovia   Bank, National Association, as Administrative Agent for the Lenders incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed June 22, 2007.

10.6	Settlement and Release Agreement by and between H.P. Green III and Alliance One International, Inc. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed July 30, 2007.

10.7

Key Executive Life Insurance and Deferred Compensation Program by and between H.P. Green III and Alliance One International, Inc. incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed July 30, 2007.

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

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: August 14, 2007	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

10.1	DIMON Incorporated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007.

10.2	Alliance One International, Inc. Pension Equity Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 5, 2007.

10.3	Alliance One International, Inc. Supplemental Retirement Account Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 5, 2007.

10.4

Amendment to Amended and Restated Credit Agreement, dated May 29, 2007, by and among the Alliance One International, Inc.and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2007.

10.5

Waiver and Consent, dated June 20, 2007, by and among Intabex Netherlands B.V. as Borrowers, Alliance One International AG, as a Guarantor, and Wachovia Bank, National Association, as Administrative Agent for the Lenders incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K, filed June 22, 2007.

10.6	Settlement and Release Agreement by and between H.P. Green III and Alliance One International, Inc. incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed July 30, 2007.

10.7

Key Executive Life Insurance and Deferred Compensation Program by and between H.P. Green III and Alliance One International, Inc. incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed July 30, 2007.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).