Form 10-Q
period 2007-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2007-11-08
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2007

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

As of November 1, 2007, the registrant had 96,848,000 shares outstanding of Common Stock (no par value), including 7,853,000 shares owned by a wholly-owned subsidiary.

Part I. Financial Information Item 1. Financial Statements.

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands, except per share amounts)
Sales and other operating revenues	$586,612	$593,630	$1,048,320	$1,087,115
Cost of goods and services sold	502,789	489,793	892,675	905,774

Gross profit	83,823	103,837	155,645	181,341
Selling, administrative and general expenses	36,514	40,985	76,003	80,232
Other income	2,231	2,878	4,167	3,521
Restructuring and asset impairment costs	2,359	20,856	2,783	22,554
Operating income	47,181	44,874	81,026	82,076

Debt retirement expense	1,257	-	3,187	-
Interest expense (includes debt amortization of $920 and $1,414 for the three months and $1,924 and $2,909 for the six months in 2007 and 2006, respectively)	25,155	29,585	50,048	55,144
Interest income	2,101	2,832	4,273	2,847
Derivative financial instruments income	-	-	-	290

Income before income taxes and other items	22,870	18,121	32,064	30,069
Income tax expense	5,393	9,317	8,697	12,844
Equity in net income of investee companies	294	156	294	228
Minority interests (income)	47	(173)	6	(347)
Income from continuing operations	17,724	9,133	23,655	17,800

Income (loss) from discontinued operations, net of tax	356	(833)	404	(4,627)
Cumulative effect of accounting changes, net of income taxes	-	-	-	(252)
Net income	$ 18,080	$ 8,300	$ 24,059	$ 12,921

Basic earnings per share
Net income from continuing operations	$ .20	$ .11	$ .27	$ .20
Income (loss) from discontinued operations	.01	(.01)	-	(.05)
Net income	$ .21	$ .10	$ .27	$ .15

Diluted earnings per share
Net income from continuing operations	$ .20	$ .10	$ .26	$ .20
Income (loss) from discontinued operations	-	(.01)	.01	(.05)
Net income	$ .20	$ .09	$ .27	$ .15

Average number of shares outstanding
Basic	88,103	86,284	87,988	86,208
Diluted	89,654	87,390	89,744	87,361

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)	September 30, 2007	September 30, 2006	March 31, 2007
ASSETS
Current assets
Cash and cash equivalents	$ 129,189	$ 14,152	$ 80,258
Trade receivables, net of allowances	227,336	187,244	217,761
Inventories
Tobacco	575,548	695,979	619,468
Other	33,068	37,397	31,623
Advances on purchases of tobacco	77,439	99,521	79,249
Current deferred and recoverable income taxes	36,277	40,948	33,254
Assets held for sale	21,679	20,981	2,793
Other current assets	69,684	66,711	54,393
Assets of discontinued operations	4,897	36,081	12,835
Total current assets	1,175,117	1,199,014	1,131,634
Other assets
Investments in unconsolidated affiliates	20,047	20,705	21,302
Goodwill and intangible assets	32,615	36,436	35,109
Deferred tax assets	73,520	48,205	69,002
Other deferred charges	13,572	17,658	18,136
Other noncurrent assets	100,928	93,755	116,621
	240,682	216,759	260,170
Property, plant and equipment
Land	26,161	25,804	25,802
Buildings	180,994	183,085	182,389
Machinery and equipment	194,013	200,945	197,565
Allowances for depreciation	(149,141)	(142,834)	(143,688)
	252,027	267,000	262,068
	$1,667,826	$1,682,773	$1,653,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 347,056	$ 257,971	$ 179,097
Accounts payable				147,076	54,817	188,003
Advances from customers				119,900	177,439	125,403
Accrued expenses				76,541	69,590	65,077
Income taxes				7,941	26,467	26,461
Long-term debt current				3,528	76,924	5,231
Liabilities of discontinued operations				102	6,174	10,379
Total current liabilities				702,144	669,382	599,651
Other liabilities
Long-term debt				576,195	667,438	726,625
Deferred income taxes				10,144	1,606	10,895
Liability for unrecognized tax benefits				60,749	-	-
Pension, postretirement and other long-term liabilities				95,849	106,081	87,730
Total noncurrent liabilities				742,937	775,125	825,250
Minority interest in subsidiaries				3,261	2,418	3,425

Commitments and contingencies				-	-	-

Stockholders’ equity	Sept. 30, 2007	Sept. 30, 2006	March 31, 2007
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,850	95,339	96,467	461,634	450,527	459,563
Retained deficit				(251,112)	(207,015)	(241,534)
Accumulated other comprehensive income (loss)				8,962	(7,664)	7,517
				219,484	235,848	225,546
				$1,667,826	$1,682,773	$1,653,872
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2007 and 2006 (Unaudited)

(in thousands)	September 30, 2007	September 30, 2006

Operating activities
Net income	$ 24,059	$ 12,921
Adjustments to reconcile net income to net cash used by operating activities
Net (income) loss from discontinued operations	(404)	4,627
Decrease (increase) in accounts receivable	(12,991)	128,595
Decrease in inventories and advances to suppliers	26,868	47,805
Decrease in accounts payable and accrued expenses	(22,573)	(112,871)
Increase (decrease) in income taxes	(2,029)	14,853
Depreciation and amortization	18,522	18,149
Debt amortization/interest	5,111	2,909
Restructuring and asset impairment charges	1,400	14,590
Deferred items	2,282	(13,767)
Loss on foreign currency transactions	804	169
Changes in operating assets and liabilities	(10,138)	(55,834)
Net cash provided by operating activities of continuing operations	30,911	62,146
Net cash provided (used) by operating activities of discontinued operations	(2,074)	2,997
Net cash provided by operating activities	28,837	65,143

Investing activities
Purchases of property and equipment	(9,131)	(5,009)
Proceeds on sale of property and equipment	7,743	5,673
Cash distributed in disposition of business	-	(5,204)
Return of capital on investments in unconsolidated affiliates	9,520	10,000
Changes in other assets	2,048	(534)
Net cash provided by investing activities of continuing operations	10,180	4,926
Net cash provided by investing activities of discontinued operations	27	-
Net cash provided by investing activities	10,207	4,926

Financing activities
Net change in short-term borrowings	162,330	(48,607)
Proceeds from long-term borrowings	732	20,552
Repayment of long-term borrowings	(154,234)	(53,894)
Debt issuance cost	(872)	(425)
Proceeds from sale of stock	1,632	161
Net cash provided (used) by financing activities	9,588	(82,213)

Effect of exchange rate changes on cash	299	311

Increase (decrease) in cash and cash equivalents	48,931	(11,833)
Cash and cash equivalents at beginning of period	80,258	25,985

Cash and cash equivalents at end of period	$ 129,189	$ 14,152

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.  BASIS OF PRESENTATION

Description of Business

The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco in the United States, Africa, Europe, South America and Asia.

Basis of Presentation

The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates; all of which are owned 50% or less, except for the Zimbabwe operations which are more fully discussed below.  Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature.  This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2007.  The year ended March 31, 2007 is sometimes referred to herein as fiscal year 2007.

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

Accounting Pronouncements

The Company will be adopting Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” as of April 1, 2008. Issued in September 2006 by the Financial Accounting Standards Board (“FASB”), SFAS No. 157 enhances existing guidance for measuring assets and liabilities using fair value. SFAS No. 157 provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, not an entity-specific measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Under SFAS No. 157, fair value measurements are disclosed by level within that hierarchy. The Company is evaluating the impact of SFAS No. 157 on its financial condition and results of operations.

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

Taxes Collected from Customers

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “ How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The EITF affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies.” Certain of our subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $3,517 and $19,700 for the three months ended September 30, 2007 and 2006, respectively and $13,994 and $30,241 for the six months ended September 30, 2007 and 2006, respectively.

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

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of April 1, 2007, accrued interest and penalties totaled $19,187 and $10,885, respectively.  During the six months ended September 30, 2007, the Company accrued an additional $5,232 of interest expense and exchange losses related to unrecognized tax benefits.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the accrual of approximately $4,000 of interest expense related to the unrecognized tax benefits identified above, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next 12 months, but must acknowledge circumstances can change due to unexpected developments in the law.

         The Company is subject to taxation in the United States, various states within the United States, and foreign jurisdictions. The Company’s tax filings in major jurisdictions are open to investigation by tax authorities; in the United States from 2004, in Turkey from 2003, in Brazil from 2002, in Malawi from 2001, in Argentina from 2002, in Tanzania from 2002, and in Switzerland from 2002.

Florimex

As previously reported, the Company pursued an appeal of an unfavorable decision received on January 2, 2007 from the German tax authorities regarding the October 31, 2002 tax assessment related to the sale of its former flower operations, Florimex.  On October 2, 2007, the Company received notice that it was successful in its appeal with the highest German Fiscal Tax Court against the decision of the local Fiscal Tax Court of Baden-Wurttemberg. Therefore, the case is being remanded back to the local Fiscal Tax Court.  Per the highest German Fiscal Tax Court’s decision, the local Fiscal Tax Court failed to fulfill its duty to clarify and review all relevant facts pertaining to this case and as such, must prove after further analysis, that the value assigned to the real estate in question in the sale of Florimex was in fact, an abuse of law.  The Company now awaits lower court action on this matter.  As of September 30, 2007, the FIN 48 liability for unrecognized tax benefits related to this assessment was $11,313, which includes $3,132 of interest.

Provision for the Six Months Ended September 30, 2007

The effective tax rate used for the six months ended September 30, 2007 was an expense of 27.1% compared to an expense of 42.7% for the six months ended September 30, 2006.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2008 will be 29.9% after absorption of discrete items.

         For the six months ended September 30, 2007, the company recorded a specific event adjustment expense of $4,796 bringing the effective tax rate estimated for the six months of 12.2% to 27.1%.  This specific event adjustment expense relates primarily to interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts.  During the six months ended September 30, 2006, adjustments of $(518) primarily related to tax rate reductions in Turkey were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the six months ended September 30, 2006 from an expense of 44.4% to 42.7%.

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues to execute the merger integration plan which began in fiscal 2006 and is expected to continue throughout fiscal 2008.  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months and six months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restructuring and Asset Impairment Charges
Employee separation and other cash charges:
Beginning balance	$ 1,698	$ 12,307	$ 2,747	$ 13,644
Period charges:
Severance charges	1,168	2,914	1,237	4,472
Other cash charges	100	218	163	413
Total employee separation and other cash charges	1,268	3,132	1,400	4,885
Payments through September 30	(1,719)	(9,049)	(2,900)	(12,139)
Ending balance September 30	$ 1,247	$ 6,390	$ 1,247	$ 6,390

Assets impairments and other non-cash charges:
SFAS No. 144 assets impairment – tobacco operations:
Greece machinery and equipment impairment	$ 974	$ 3,166	$ 974	$ 3,166
Thailand assets impairment	-	1,333	-	1,333
Other non-cash charges (recoveries):	117	(21)	409	(76)
Deconsolidated Zimbabwe cost investment	-	13,246	-	13,246
Total asset impairments and other non-cash charges	$ 1,091	$ 17,724	$ 1,383	$ 17,669

Total restructuring and asset impairment charges for the period	$ 2,359	$ 20,856	$ 2,783	$ 22,554

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months and six months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Separation and Other Cash Charges	2007	2006	2007	2006

Beginning balance:	$ 1,698	$12,307	$ 2,747	$13,644
South America	30	115	30	83
Other regions	1,668	12,192	2,717	13,561
Period charges:	$ 1,268	$ 3,132	$ 1,400	$ 4,885
South America	1,090	1,000	1,178	1,046
Other regions	178	2,132	222	3,839
Payments through September 30:	$(1,719)	$ (9,049)	$(2,900)	$(12,139)
South America	(880)	(1,085)	(968)	(1,099)
Other regions	(839)	(7,964)	(1,932)	(11,040)
Ending balance September 30:	$ 1,247	$ 6,390	$ 1,247	$ 6,390
South America	240	30	240	30
Other regions	1,007	6,360	1,007	6,360

         All assets impairment charges were related to the Other Regions segment during the three months and six months ended September 30, 2007 and 2006.

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

          Governmental authorization is required before any dividends can be paid from a Zimbabwe operation.  The Company’s Zimbabwe operations had tried prior to fiscal 2007 to pay dividends but were unsuccessful because it did not satisfy certain criteria set by the Reserve Bank of Zimbabwe and the government’s refusal to grant the necessary authorizations.  During the three months ended September 30, 2006, the Company received a $10,000 dividend payment from one of its Zimbabwe subsidiaries that had been negotiated with the Zimbabwe authorities.  The $10,000 was permitted as a result of a negotiated prepayment of $20,000 of export funds due into Zimbabwe at a later date.  The dividend was recorded as a reduction in the investment in the Zimbabwe subsidiary.

          Economic and political conditions in Zimbabwe continued to decline in the first six months ended September 30, 2006 as inflation, lending rates and investment rates deteriorated.  General farming operations were negatively impacted by the lack of foreign exchange to buy crop inputs and fuel.  The crop size in Zimbabwe also continued to decline.  Due to the continually declining conditions, the Company reevaluated the Zimbabwe operational structure this quarter and made several significant operational changes.  These changes include closing the Zimbabwe processing factory and outsourcing the 2006 crop tobacco processing as well as significantly reducing permanent personnel.

          Based on events discussed above, the Company evaluated the fair value of the Zimbabwe operations and determined that the net investment in the Zimbabwe operations exceeded the estimated fair value.  The Company recorded an additional non-cash impairment charge of $13,246 during the quarter ended September 30, 2006 to write down the net investment in the Zimbabwe operations to zero.

          The economic and political conditions in Zimbabwe continued to decline during the six months ended September 30, 2007, which was evidenced by continued devaluation of Zimbabwe currency and certain large, multi-national companies withdrawing and terminating operations in Zimbabwe.

          During the three months ended September 30, 2007, the Company received a $7,000 dividend payment from one of its Zimbabwe subsidiaries after negotiations with the Zimbabwe authorities similar to those of the prior year. The $7,000 was permitted as a result of a negotiated prepayment of $14,000 of export funds due into Zimbabwe at a later date.  Due to the economic and political risk associated with the operations in Zimbabwe, the dividend was recorded as a return against current Zimbabwe advances.  The Company continues to provide advances to Zimbabwe for the purchase of tobacco.  As of September 30, 2007, the Company has $12,656 of net tobacco purchase advances outstanding to its Zimbabwe subsidiary.

CdF – Sale of Dark Air-Cured Operations

As a consequence of the ongoing transition in overcapacity within certain markets of the industry, the Company decided to dispose of its dark air-cured operations. On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compañía General de Tabacos de Filipinas, S.A. ("CdF") the owner of the Company’s dark air-cured tobacco business.  The Company completed the sale of CdF on October 2, 2007. See Note 16 “Subsequent Events” to the “Notes to Condensed Consolidated Financial Statements” for additional discussion regarding the sale of CdF.

Thailand – Asset Impairment

In fiscal 2006, concurrent with the closure of the former DIMON Thailand processing facilities, assets of $5,743 were reclassified in the Company’s balance sheet to assets held for sale. These assets were primarily land and production facilities that had become redundant as a result of the merger.

          As a result, the Company conducted a review of the fair value of the Thai assets held for sale.  An asset impairment charge of $1,333 related to land and buildings was recorded during the three months ended September 30, 2006.  The sale of the land and buildings was completed in December 2006.  Additional costs of $229 were incurred to complete the transaction during the quarter ended December 31, 2006.

Greece – Asset Impairment

As a result of the partial and pending full closing of Greek operations, the Company tested the long-lived assets for impairment and recorded assets impairment charges of $974 and $3,166 related to machinery and equipment during the three months ended September 30, 2007 and 2006, respectively.  The Company intends to sell this machinery and equipment in fiscal 2008.

Turkey – Asset Impairment

The Company will be reviewing certain fixed assets in Turkey for possible impairment during the quarter ended December 31, 2007 due to events that occurred subsequent to September 30, 2007.  The Company will review the future operational and economic viability of these assets in order to evaluate them for potential impairment.

Assets Held for Sale

As of September 30, 2007, the net assets of CdF of $21,202 are included in the $21,679 balance which were actively marketed and classified in the Company’s balance sheet as assets held for sale.  The Company evaluated the criteria of SFAS No. 144 and concluded that these assets qualify as assets held for sale.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and six months ended September 30, 2007 and 2006.

          Goodwill and Intangible Asset Rollforward:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
Weighted average remaining
useful life in years
as of March 31, 2007		18	1
March 31, 2006 balance:
Gross carrying amount	$ 4,186	$33,700	$ 10,815	$48,701
Accumulated amortization	-	(1,474)	(9,285)	(10,759)
Net March 31, 2006	4,186	32,226	1,530	37,942
Amortization expense	-	(421)	(399)	(820)
Net June 30, 2006	4,186	31,805	1,131	37,122
Amortization expense	-	(422)	(264)	(686)
Net September 30, 2006	4,186	31,383	867	36,436
Amortization expense	-	(842)	(485)	(1,327)
Net March 31, 2007	4,186	30,541	382	35,109
Amortization expense and tax adjustments	(1,392)	(421)	(217)	(2,030)
Net June 30, 2007	$ 2,794	$30,120	$ 165	$33,079
Amortization expense	-	(422)	(42)	(464)
Net September 30, 2007	$ 2,794	$29,698	$ 123	$32,615

          Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
For year ended 2008	$ 1,685	$ 382	$ 2,067
For year ended 2009	1,685	-	1,685
For year ended 2010	1,685	-	1,685
For year ended 2011	1,685	-	1,685
For year ended 2012	1,685	-	1,685
Later years	22,116	-	22,116
	$ 30,541	$ 382	$ 30,923

5.  DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

Summary of Results of Operations

Discontinued Operations, Other Regions Segment

Three Months Ended September 30, 2007	Italy	Mozambique	Wool	Non-Tobacco	Total
Sales and other revenues	$ 1,456	$ -	$ -	$ -	$ 1,456

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 406	$ 55	$ -	$ -	$ 461
Income tax expense	(94)	(11)	-	-	(105)
Income from discontinued operations, net of tax	$ 312	$ 44	$ -	$ -	$ 356

Three Months Ended September 30, 2006
Sales and other revenues	$ 1,435	$ 2,408	$ -	$ -	$ 3,843

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ (854)	$ 1,100	$ (729)	$ -	$ (483)
Income tax expense	(90)	-	-	(260)	(350)
Income (loss) from discontinued operations, net of tax	$ (944)	$ 1,100	$ (729)	$ (260)	$ (833)

Six Months Ended September 30, 2007
Sales and other revenues	$ 5,710	$ 1,345	$ -	$ -	$ 7,055

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 328	$ 181	$ -	$ -	$ 509
Income tax expense	(94)	(11)	-	-	(105)
Income from discontinued operations, net of tax	$ 234	$ 170	$ -	$ -	$ 404

Six Months Ended September 30, 2006
Sales and other revenues	$ 2,977	$ 2,535	$ -	$ 5	$ 5,517

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$(2,569)	$ 871	$ (737)	$ 42	$(2,393)
Income tax expense	(90)	-	-	(2,144)	(2,234)
Income (loss) from discontinued operations, net of tax	$(2,659)	$ 871	$ (737)	$(2,102)	$(4,627)

Summary of Assets and Liabilities

Discontinued Operations, Other Regions Segment *

September 30, 2007	Italy	Mozambique	Wool	Total
Assets of discontinued operations:
Trade receivables, net of allowances	$ -	$ 528	$ -	$ 528
Inventory and advances	-	466	-	466
Net property, plant and equipment and other assets	-	4	3,899	3,903
Total assets of discontinued operations	$ -	$ 998	$ 3,899	$ 4,897

Liabilities of discontinued operations:
Accounts payable	$ -	$ 70	$ -	$ 70
Advances from customers and accrued expenses	-	32	-	32
Total liabilities of discontinued operations	$ -	$ 102	$ -	$ 102

September 30, 2006
Assets of discontinued operations:
Cash	$ -	$ -	$ 909	$ 909
Trade receivables, net of allowances	8,677	107	262	9,046
Inventory and advances	17,314	3,127	-	20,441
Net property, plant and equipment and other assets	122	997	4,566	5,685
Total assets of discontinued operations	$26,113	$ 4,231	$ 5,737	$ 36,081

Liabilities of discontinued operations:
Accounts payable	$ 1,472	$ 155	$ 8	$ 1,635
Advances from customers and accrued expenses	1,327	1,366	1,846	4,539
Total liabilities of discontinued operations	$ 2,799	$ 1,521	$ 1,854	$ 6,174

March 31, 2007
Assets of discontinued operations:
Trade receivables , net of allowances	$ 917	$ 820	$ -	$ 1,737
Inventory and advances	5,294	1,853	-	7,147
Net property, plant and equipment and other assets	39	13	3,899	3,951
Total assets of discontinued operations	$ 6,250	$ 2,686	$ 3,899	$12,835

Liabilities of discontinued operations:
Accounts payable	$ 7,316	$ 532	$ -	$ 7,848
Advances from customers and accrued expenses	542	1,989	-	2,531
Total liabilities of discontinued operations	$ 7,858	$ 2,521	$ -	$10,379

* The Non-Tobacco operations did not have any assets or liabilities of discontinued operations for all periods presented.

Discontinued Italy Operations, Other Regions Segment

On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all of its Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.  As a result of the merger on May 13, 2005, the remaining net assets of the discontinued Italian operations of Standard Commercial Corporation (“Standard”) were acquired. The Company has completed the sale of the Italian operations.

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop due to its determination that it was not in the Company’s economic interest to remain in Mozambique after losing a concession for the 2007 crop year. In connection with this decision, the Company evaluated the criteria of SFAS No. 144 and concluded that the Mozambique operations qualified to be presented as assets held for sale and accordingly, the assets were written down to their fair value less any selling costs.  As of September 30, 2007, the Company has sold all assets except for inventory and accounts receivable.  The Company anticipates completing the disposition of inventory and collecting related accounts receivable in fiscal 2008.

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

Discontinued Non-Tobacco Operations, Other Regions Segment

Discontinued non-tobacco operations reflect transactions related to the 2006 sale of the non-tobacco entity acquired in January 2004. Due to production expectations and the development of emerging markets not meeting management’s expectations, the Company reevaluated the criteria for classifying the assets as held for sale and reporting the results of operations as discontinued operations in the fourth quarter of fiscal 2006 and concluded that the Company now met all the criteria prescribed by SFAS No. 144. The assets of the non-tobacco operations were reclassified as held for sale and the results of operations, including the impairment charge, were presented as discontinued operations.  The Company completed the sale of assets of the non-tobacco entity on April 13, 2006.

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

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales and other operating revenues:
South America	$ 352,074	$ 355,159	$ 618,014	$ 594,056
Other regions	234,538	238,471	430,306	493,059
Total revenue	$ 586,612	$ 593,630	$ 1,048,320	$ 1,087,115

Operating income:
South America	$ 42,129	$ 51,577	$ 70,194	$ 80,517
Other regions	5,052	(6,703)	10,832	1,559
Total operating income	47,181	44,874	81,026	82,076
Debt retirement expense	1,257	-	3,187	-
Interest expense	25,155	29,585	50,048	55,144
Interest income	2,101	2,832	4,273	2,847
Derivative financial instruments income	-	-	-	290
Income before income taxes and
other items	$ 22,870	$ 18,121	$ 32,064	$ 30,069

Analysis of Segment Assets	September 30, 2007	September 30, 2006	March 31, 2007
Segment assets:
South America	$ 705,454	$ 620,818	$ 757,861
Other regions	962,372	1,061,955	896,011
Total assets	$1,667,826	$1,682,773	$1,653,872

7.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly-owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at September 30, 2007 and 2006.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

          For the three months ended September 30, 2007 and 2006, the weighted average number of shares outstanding was increased by a total of 1,551 shares and 1,106 shares respectively, of common stock equivalents for employee stock options and restricted shares outstanding for the computation of diluted earnings per share.  For the six months ended September 30, 2007 and 2006, the weighted average number of shares outstanding was increased by a total of 1,756 shares and 1,153 shares respectively, of common stock equivalents for employee stock options and restricted shares outstanding for the computation of diluted earnings per share. Certain potentially dilutive options were not included in the computation of earnings per dilutive share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 191 at a weighted average exercise price of $9.69 per share at September 30, 2007.  These shares totaled 2,732 at a weighted average exercise price of $8.14 per share at September 30, 2006.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$ 18,080	$ 8,300	$24,059	$ 12,921
Equity currency conversion adjustment	766	1,503	1,445	6,466
Total comprehensive income	$ 18,846	$ 9,803	$25,504	$ 19,387

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

          For the three months ended September 30, 2007 and 2006, respectively, compensation expense for stock-based compensation plans was $193 and $1,353.  For the six months ended September 30, 2007 and 2006, respectively, compensation expense for stock-based compensation plans was $1,213 and $2,243.  The corresponding income tax benefit recognized for stock-based compensation plans was $30 and $391 for the three months and $313 and $608 for the six months ended September 30, 2007 and 2006, respectively.

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007.  As with the Company’s prior equity compensation plans, the 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.  A maximum of 5,000 shares are reserved for issuance pursuant to awards under the 2007 Plan.  All prior equity compensation plans have been superseded, and no new equity awards can be granted from them.  As of September 30, 2007, 1,428 equity awards have been granted under the 2007 Plan, leaving 3,572 shares available for future awards under the 2007 Plan.  Total equity awards outstanding are 4,111 inclusive of the 1,428 awards granted under the 2007 plan and 2,683 awards granted under prior plans.  Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans.  Individual types of awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest at the end of three years or ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 1,166 stock options and 477 stock options granted during the three months ended September 30, 2007 and 2006, respectively.

          Assumptions used to determine the fair value of options issued in 2007 and 2006 include the following:

	2007	2006
Grant Price	$7.48	$3.94
Exercise Price	$7.48	$3.94
Expected Life in Years	7.00	6.25
Annualized Volatility	47%	47%
Annual Dividend Rate	0%	0%
Discount Rate	4.39%	4.83%

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	2,800	6.94	6.00	$ 6,417
Granted	1,166	7.48	10.00	$ -
Exercised	(266)	5.91	5.64	$ (915)
Forfeited	(130)	6.82	5.98	$ 410
Cancelled	(253)	18.53	1.15	$(2,554)
Outstanding at September 30, 2007	3,317	6.33	7.38	$ 688
Vested and expected to vest	3,216	6.33	7.33	$ 681
Exercisable at September 30, 2007	1,332	6.27	4.81	$ 365

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The closing price will be subject to the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  Cash received from the exercise of options was $1,632 for the six months ended September 30, 2007.

          The table below shows the movement in unvested shares from March 31, 2007 to September 30, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2007	1,175	$1.79	$ 2,103
Granted	1,166	2.07	2,414
Forfeited	(75)	1.97	(148)
Cancelled	(18)	2.13	(38)
Vested	(263)	1.72	(454)
Unvested September 30, 2007	1,985	$1.95	$ 3,877

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

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at March 31, 2007	328	$6.54	1.84	$ 881	$1,208
Forfeited	(65)	$6.53	1.23	$ 225	$ 273
Excercised	(38)	$6.58	0.76	$ 115	$ 130
Expired	(59)	$6.31	-	$ 111	$ 111
Outstanding at September 30, 2007	166	$6.62	1.70	$ (13)	$ 285
Exercisable at September 30, 2007	57	$6.95	0.90	$ (23)	$ 58
Vested and Expected to Vest	157	$6.63	1.68	$ (14)	$ 266

          As of September 30, 2007, there was $26 of remaining unearned compensation expense related to stock options with attached SARs which will be expensed over the remaining service period through October 2007.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized income of $1,035 and $55 for the three months and $628 and $98 for the six months ended September 30, 2007 and 2006, respectively, related to stock options with attached SARs.

          The table below shows the movement in unvested SARs from March 31, 2007 to September 30, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2007	132	$1.81	$ 239
Forfeited	(23)	1.81	(42)
Unvested September 30, 2007	109	$1.81	$ 197

          Assumptions used to determine the fair value of SARs as of September 30 included the following:

	2007	2006
Stock Price	$6.54	$4.10
Exercise Price	$6.62	$6.53
Expected Life in Years	1.7	2.1
Annualized Volatility	47%	47%
Annual Dividend Rate	0%	0%
Discount Rate	4.88%	4.76%

          Because the exercise price of these SARs is below the current stock price, the expected life has been determined to be the maximum time period the SARs may be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company’s stock price.

Restricted Stock

Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  The fair value of restricted shares is determined on grant date and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2007	854	4.84
Granted	262	7.48
Vested	(305)	5.29
Forfeited	(17)	4.91
Restricted at September 30, 2007	794	5.54

          As of September 30, 2007, there was $2,049 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through July 2011.  Expense recognized due to the vesting of restricted stock awards was $967 and $1,102 for the three months and $1,445 and $1,811 for the six months ended September 30, 2007 and 2006, respectively.

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

          The government in the Brazilian State of Parana issued two tax assessments on October 26, 2007 with respect to local intrastate trade tax credits that result from goods transferred between states within Brazil.  One assessment relates to intrastate trade tax credits already taken and the second assessment relates to future credits not yet claimed. As of September 30, 2007, the Company has taken $7,162 in credits and has available future credits of $4,257.  The total assessments for credits already taken of $7,162 including penalty and interest is $11,919.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

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

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim seeks the recovery of €7,377 plus interest and costs and allegedly arises from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction.  The Company believes the claim to be without merit and intends to vigorously defend it.

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

           On October 16, 2007, the Supreme Court of Malawi issued a ruling that changed the definition of compensation to be considered in determining severance payments.  During the review of the effects of this change on the Company’s liability to exiting employees, the Company discovered that it could have to pay qualified departing employees both pension and severance payments. The accepted practice within Malawi and followed by the Company has been to pay the higher of the pension liability or the severance liability to qualified departing employees.  This liability arose from the passage of the Malawi Employment Act of 19th May 2000 that legislated severance pay. The government of Malawi has publicly stated in the past that the intent of the law was to pay only the higher of the pension liability or the severance liability.  The Company understands legislation has been drafted to correct this ambiguity for quite some time but the legislation has not been presented to Parliament to date.  The Company believes it is reasonably possible that it may be exposed to paying both the pension liability and the severance liability due on the date of retirement to qualified departing employees.  However, it is not possible to reasonably estimate this cost at present due to a number of factors including lack of clarity as to the factors defining compensation, lack of information to perform an actuarial calculation and changes to the existing plan to reduce exposure.

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At September 30, 2007, the Company was guarantor of an amount not to exceed $350,336 with $326,526 outstanding under these guarantees.  Of these guarantees, $298,995 relates to Brazilian farmers.  The Company has reserved $14,206 for loans under these guarantees.  This reserve approximates the value of the guarantees.  Risks of significant loss under the remaining guarantees is considered to be remote.  See also Note 14 “Advances on Purchases of Tobacco” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10,000 to $250,000 by adding additional Lenders thereto.  As of September 30, 2007, the entire $145,000 term loan B had been repaid.

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

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or six months ended September 30, 2007.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

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

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of September 30, 2007, the Company had approximately $347,056 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $645,461. Additionally against these lines there was $10,024 available in unused letter of credit capacity with $22,910 issued but unfunded.

         The following table summarizes our debt financing as of September 30, 2007:

			September 30, 2007
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest		Repayment Schedule (4)
	2007	2007	Available	Rate		2008	2009	2010	2011	2012	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250,000
Term loan B	145,000	-	-			-	-	-	-	-	-
	145,000	-	250,000			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	315,000	315,000	-	11.0%		-	-	-	-	-	315,000
8 ½% senior notes due 2012	149,270	149,329	-	8.5%		(60)	(131)	(142)	(155)	(169)	149,986
Other (1)	10,157	10,157	-			-	-	-	-	3,437	6,720
	474,427	474,486	-			(60)	(131)	(142)	(155)	3,268	471,706

12 ¾% senior subordinated notes due 2012	91,608	92,108	-	12.8%		(540)	(1,206)	(1,400)	(1,625)	(1,885)	98,764

Other long-term debt	20,821	13,129	31,504	10.6%	(2)	3,848	6,170	1,903	889	29	290

Notes payable to banks (3)	179,097	347,056	265,471	6.8%	(2)	-	-	-	-	-	-

Total debt	$ 910,953	$ 926,779	546,975			$3,248	$4,833	$ 361	$ (891)	$1,412	$570,760

Short term	$ 179,097	$ 347,056
Long term:
Long term debt current	$ 5,231	$ 3,528
Long term debt	726,625	576,195
	$ 731,856	$ 579,723

Letters of credit	$ 17,842	$ 22,910	10,024

Total credit available			$556,999

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(2) Weighted average rate for the six months ended September 30, 2007

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31 for all years except the current year. The current fiscal year excludes repayments made through September 30, 2007.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

Floating to Fixed Rate Interest Swaps

As of June 30, 2006, all floating to fixed rate interest swaps had been terminated.  For the three months and six months ended September 30, 2006, the Company recognized non-cash income before income taxes of $0 and $290, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Other Liabilities – Pension, Postretirement and Other Long-Term Liabilities.

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs as well as selling, administrative and general costs.  Some of these contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the three months ended September 30, 2007 and 2006, a loss of $206 and income of $2,824, respectively, has been recorded in cost of goods and services sold.  For the six months ended September 30, 2007 and 2006, income of $9,601 and $4,496, respectively, has been recorded in cost of goods and services sold.  For both the three months and six months ended September 30, 2007 and 2006, income of $18 and $0, respectively, has been recorded in selling, administrative and general expenses.

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

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Service cost	$ 700	$ 876	$1,400	$1,745
Interest expense	1,947	2,620	3,894	3,968
Expected return on plan assets	(1,706)	(2,363)	(3,412)	(3,260)
Amortization of prior service cost	(36)	491	(72)	982
Actuarial loss	162	149	324	297
Net periodic pension cost	$1,067	$1,773	$2,134	$3,732

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of September 30, 2007, contributions of $3,602 were made to pension plans for fiscal 2008.  Additional contributions to pension plans of approximately $2,176 are expected during the remainder of fiscal 2008.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of September 30, 2007, contributions of $427 were made to the plan for fiscal 2008.  Additional contributions of $514 to the plan are expected during the rest of fiscal 2008.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Service cost	$ 18	$ 22	$ 36	$ 44
Interest expense	141	132	282	264
Expected return on plan assets	-	1	-	-
Amortization of prior service cost	(405)	(406)	(810)	(811)
Actuarial loss	105	87	210	174
Net periodic pension cost	$(141)	$(164)	$(282)	$(329)

14.  ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in Advances on Purchases of Tobacco in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $77,439 at September 30, 2007, and $99,521 at September 30, 2006 are presented as Advances on Purchases of Tobacco, net in the consolidated balance sheet.  The long-term portion of advances of $29,946 at September 30, 2007, and $6,126 at September 30, 2006 are included in other noncurrent assets in the consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $57,765 at September 30, 2007, and $47,417 at September 30, 2006, and were estimated based on the Company’s historical loss information and crop projections. The allowances for the six months ended September 30, were decreased by provisions for estimated uncollectible amounts of approximately $1,838 in 2007 and increased $1,592 in 2006 exclusive of recoveries of $4,158 and $5,648 for the same respective periods.  Farmer bad debt provisions are capitalized into inventory and the expense is realized when the inventory is sold.  Write-downs of $6,420 were charged against the allowance in the six months ended September 30, 2007 and $17,170 was charged against the allowance during the comparable prior year period.

          In Brazil, farmers obtain government subsidized rural credit financing which is guaranteed by the Company. The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing is concurrent with delivery of tobacco to the Company.  Terms of rural credit financing are such that repayment is due only after tobacco deliveries are complete.  On the period ending dates of June 30 and March 31, the Company will generally have accumulated balances for repayment to the local banks for the rural credit financing.  The Company had balances of $63,188 due to local banks as of September 30, 2007 and $36,137 in net short term farmers’ advances as of September 30, 2006.  The 2007 amount is included in Accounts Payable and the 2006 amount is included under Advances on Purchases of Tobacco in the consolidated balance sheet. Reserves for uncollectible farmers’ advances in Brazil also include rural credit financing guaranteed by the Company.  As of September 30, 2007 and 2006, the Company was guarantor for Brazilian loans of $298,995 and $291,539, respectively with outstanding amounts of $275,185 and $212,330, respectively.  In those respective periods, the fair values of guarantees for rural credit were $16,511 and $12,740.

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

          The Company has recorded the transaction as a sale of receivables and has removed such receivables from its financial statements and has recorded a receivable for the retained interest in such receivables.  In recording the sale of receivables, the Company has recognized pre-tax losses of $863 and $385 on sales of receivables for the three months and $1,580 and $385 for the six months ended September 30, 2007 and 2006, respectively.  Balances as of September 30, 2007 for receivables sold and retained interest were $31,969 and $2,198, respectively.  It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables.  Since March 31, 2007, the minimum outstanding balance of receivables sold has been $31,758.  For the six months ended September 30, 2007, new receivables sold into the pool have been $81,806 of which the Company’s cash receipts have been $52,835 from the current purchase price and an additional $22,240 from the deferred purchase price of receivables and $139 of service fees.

          In valuing the retained interests as of September 30, 2007 the Company assumed a weighted average life of 89 days and a discount rate of 8.7% as well as an additional 0.5% on the unused balance for the same term.  Theoretical increases in the discount rate by 10% and 20% would have decreased the value of retained interests by $70 and $140, respectively.  Historically, credit loss and prepayments on the customer base included in these agreements have been negligible.

16.  SUBSEQUENT EVENTS

Sale of Compañía General de Tabacos de Filipinas, S.A.

On October 2, 2007, the Company completed the sale of its interest in Compañía General de Tabacos de Filipinas, S.A. ("CdF") and its worldwide operating subsidiaries to CdF International Coöperatief U.A. ("CdF Coöperatief"), an unrelated third party. The gross proceeds to the Company, including those from a prior share capital reduction and from the sale of the shares of CdF, were $21,414, of which $16,197 was paid in cash. The gross proceeds are subject to final adjustments which are not anticipated to be material. The remaining consideration of $5,217 is comprised of a promissory note that is payable in six semi-annual installments over the next three years, commencing from October 2, 2007.  In addition to the consideration above, $1,526 of accounts receivable were excluded from the sale.  Any collections on these receivables by CdF Coöperatief are to be remitted to the Company.  The Company has also entered into a two year tobacco supply agreement with CdF Coöperatief.  The terms of the supply agreement include a $2,600 advance made by the Company on October 2, 2007 for purchase of tobaccos to be delivered at current market prices.

          As the sale was completed during the quarter ending December 31, 2007, a restructuring and asset impairment charge of $3,878 will be recorded related to the reversal of a currency translation account debit for CdF that is included in accumulated other comprehensive income as of September 30, 2007.  The Company will continue to evaluate the collectibility of the promissory note, outstanding accounts receivable and the advance as of each reporting period.

Item 2.    Management’s Discussion and Analysis of
               Financial Condition and Results of Operations.

                (in millions)

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Results of operations

We are experiencing a difficult operating year, due principally to currency pressures and farmer bad debts in Brazil, Malawi and other crop shortages and the resultant significant expansion in tobacco purchase prices.

          Current year comparative operating results were somewhat impacted by slightly lower volumes than a year ago due to a prior year opportunistic crop sale in the United States and the completion of our exit from certain European markets. Margins for the quarter in particular were impacted by significant Brazilian grower bad debt provisions as well as decreased margins on Brazilian tobacco due to higher green and processing costs and the short crop and resultant costs of the Malawi crop.  Selling, administrative and general expenses were generally level with the prior year due to the impact of the weak U.S. dollar on further cost reduction initiatives, however, we have considerably reduced incentive provisions and professional fees.

          We continue to successfully monetize non-core assets, as demonstrated by the post quarter-end sale of the CdF operations which provided immediate additional cash of $16.2 million in early October. Additionally, in the current quarter we received a $7.0 million dividend from Zimbabwe which is reflected as a return against current Zimbabwe advances.

          As a consequence of the continued market pressures and short crops in certain areas as well as intentional crop reductions in South America, we have now measurably reduced both our uncommitted inventory stocks and our total tobacco inventories. Our focus on working capital management combined with the benefits of our continued focus on debt reduction are readily evident when reviewing our financial statements.  We made a final $60.0 million optional paydown on the Term B Notes in advance of the quarter end, and total net debt has been reduced from $988.2 million at September 2006 to $797.6 million, reflecting a $190.6 million reduction. Consequently, our net cash interest expense was reduced from $49.4 million in the prior year to $43.8 million this year, a $5.6 million benefit to pre-tax income. Overall, our pretax income, factoring out the impact of the changes in Brazilian trade taxes and the differences in restructuring charges, reflects favorable operating results despite adverse market and currency conditions. We feel this evidences the continued successful execution of our strategy.

Liquidity and debt refinancing

Throughout the year we maintain seasonally adjusted liquidity levels through a combination of cash from operations, short term credit lines around the world, advances from customers, the sale of accounts receivable, active working capital management and our $250.0 million revolving credit facility, which continued to be undrawn as of September 30, 2007.  At September 30, 2007, there was $926.8 million of total debt outstanding and $22.9 million in issued but unfunded letters of credit. Available liquidity was comprised of $129.2 million of cash on hand and $557.0 million of available credit lines including the $250.0 million revolver and $10.0 million exclusive to letters of credit. These various sources of liquidity are continuously evaluated and modified as needed to match our business requirements in the most cost effective manner possible, while providing enterprise flexibility.

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

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions)	2007	$	%	2006	2007	$	%	2006
Sales and other operating revenues	$586.6	$ (7.0)	(1.2)	$593.6	$1,048.3	$ (38.8)	(3.6)	$1,087.1
Gross profit	83.8	(20.0)	(19.3)	103.8	155.6	(25.7)	(14.2)	181.3
Selling, administrative and general expenses	36.5	(4.5)	(11.0)	41.0	76.0	(4.2)	(5.2)	80.2
Other income	2.2	(0.7)		2.9	4.2	0.7		3.5
Restructuring and asset impairment charges	2.4	(18.5)		20.9	2.8	(19.8)		22.6
Debt retirement expense	1.3	1.3		-	3.2	3.2		-
Interest expense	25.2	(4.4)		29.6	50.0	(5.1)		55.1
Interest income	2.1	(0.7)		2.8	4.3	1.5		2.8
Derivative financial instruments income	-	-		-	-	(0.3)		0.3
Income tax expense	5.4	(3.9)		9.3	8.7	(4.1)		12.8
Equity in net income of investee companies	0.3	0.1		0.2	0.3	0.1		0.2
Minority interests (income)	-	0.2		(0.2)	-	0.3		(0.3)
Income (loss) from discontinued operations	0.4	1.2		(0.8)	0.4	5.0		(4.6)
Cumulative effect of accounting changes,
net of income tax	-	-		-	-	0.3		(0.3)
Net income	$ 18.1*	$ 9.8*		$ 8.3	$ 24.1	$ 11.2*		$ 12.9*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions, except per kilo amounts)	2007	$	%	2006	2007	$	%	2006
Tobacco sales and other operating revenues:
Sales and other operating revenues	$580.7	$ (6.6)	(1.1)	$587.3	$1,037.3	$(38.3)	(3.6)	$1,075.6
Kilos	171.5	(5.6)	(3.2)	177.1	306.6	(16.5)	(5.1)	323.1
Average price per kilo	$ 3.39	$ 0.07	2.1	$ 3.32	$ 3.38	$ 0.05	1.5	$ 3.33

Processing and other revenues	$ 5.9	$ (0.4)	(6.3)	$ 6.3	$ 11.0	$ (0.5)	(4.3)	$ 11.5
Total sales and other operating revenues	$586.6	$ (7.0)	(1.2)	$593.6	$1,048.3	$ (38.8)	(3.6)	$1,087.1

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Sales and other operating revenues.  The decrease of 1.2% from $593.6 million in 2006 to $586.6 million in 2007 is primarily the result of a 3.2% or 5.6 million kilo decrease in quantities sold partially offset by a 2.1% or $0.07 per kilo increase in average sales prices.

South America Region.  Tobacco sales from the South America operating segment decreased $3.3 million or 0.9% resulting from a decrease of $0.15 per kilo in average sales prices partially offset by an increase in volumes of 3.4 million kilos.  While volumes increased, average sales prices were lower compared to the prior year as a result of product mix.  The decreased average sales prices are the primary reason for the decrease in South America operating segment revenues.

Other Region.  Tobacco sales from the Other Regions operating segment decreased $3.3 million or 1.4% primarily as a result of a decrease in volumes of 9.0 million kilos partially offset by an increase of $0.33 per kilo in average sales prices.  Average sales prices increased across all regions with the overall increase primarily attributable to Africa and Europe.  However, decreased volumes offset the impact of increased average sales prices.  The decrease in volumes, and the resulting decrease in revenues, is primarily a result of opportunistic sales and accelerated shipments in the prior year in the United States and the exit from the European markets in Greece and Spain.  Partially offsetting these decreases was a substantial increase in Malawi volumes and revenues due to the resolution of shipping delays that existed in the prior year.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 (Continued)

Gross profit as a percentage of sales.  Gross profit decreased $20.0 million or 19.3% from $103.8 million in 2006 to $83.8 million in 2007 and gross profit as a percentage of sales decreased from 17.5% in 2006 to 14.3% in 2007.

South America Region.  Gross profit in the South America operating segment decreased $14.5 million primarily as a result of decreased sales prices coupled with higher costs.  The higher costs are related to the  increased 2007 and 2006 crop grower bad debt provisions, higher processing costs as a result of a smaller 2007 crop as well as the impact of the strengthening Brazilian real which substantially increased both the 2006 and 2007 crop green and tobacco processing costs.  The 2007 crop is of average quality.  However, as a result of the poor quality of the 2006 crop and the resulting surplus quantities on hand, 2007 crop purchases declined as forecasted.  The decline in market conditions have again increased the estimated grower bad debt provision for the 2007 crop.  These increases have negatively impacted the current quarter gross profit and will continue to impact gross profit in future quarters relative to 2007 and 2006 crop sales.

Other Region.  The decrease in gross profit of $5.5 million is primarily attributable to the Malawi origin within the Other Region operating segment.  The 2007 Malawi crop size was reduced as a result of weather conditions.  The decreased crop size, coupled with an increase of competition within the Malawi market, has dramatically increased the purchase price of the 2007 burley crop. As a result of the above factors, the average auction prices for the 2007 crop tobacco in Malawi have almost doubled in comparison with the prior year. In addition, the reduced crop size and market share also increase the per kilo processing and overhead costs allocated to the 2007 crop.  Sales price increases negotiated are insufficient to cover these cost escalations.  These factors will have a material negative impact on Other Region gross profit as the 2007 Malawi burley crop is sold in future quarters.

Selling, administrative and general expenses decreased $4.5 million or 11.0% from $41.0 million in 2006 to $36.5 million in 2007.  The decrease is primarily due to decreased incentive compensation costs and professional fees partially offset by increased travel expenses.

Other income of $2.2 million in 2007 and $2.9 million in 2006 relates primarily to fixed asset sales.

Restructuring and asset impairment charges were $2.4 million in 2007 compared to $20.9 million in 2006.  The costs of $2.4 million in 2007 primarily related to employee severance charges as we continue the execution of our merger integration plan.  The 2006 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe operations to zero as a result of the continuing political and economic strife as well as the further decline in crop size.  Other asset impairment charges of $4.6 million relate to assets in Thailand and Greece, primarily machinery and equipment.  The remaining $3.1 million in 2006 relates primarily to employee severance and other integration related charges as a result of the merger.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $1.3 million in 2007 relates to accelerated amortization of debt issuance costs as a result of debt prepayment during the quarter.

Interest expense decreased $4.4 million from $29.6 million in 2006 to $25.2 million in 2007 primarily due to lower average borrowings during the quarter.

Interest income decreased from $2.8 million in 2006 to $2.1 million in 2007 primarily due to a lower weighted average return on cash.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006 (Continued)

Effective tax rates were an expense of 23.6% in 2007 and 51.4% in 2006.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2008 will be 29.9% after absorption of discrete items.  For the three months ended September 30, 2007, we recorded a specific event adjustment expense of $2.9 million bringing the effective tax rate estimated for the quarter of 11.0% to 23.6%.  This specific event adjustment expense relates primarily to interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts.  During the quarter ended September 30, 2006, adjustments of $0.4 million were recorded as specific events.  The net effect of these adjustments on the tax provision was to increase the effective tax rate for the three months ended September 30, 2006 from an expense of 49.3% to 51.4%.

Income (loss) from discontinued operations.  Discontinued operations resulted in income of $0.4 million in 2007 compared to a loss of $0.8 million in 2006 as a result of our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006

Sales and other operating revenues.  The decrease of 3.6% from $1,087.1 million in 2006 to $1,048.3 million in 2007 is primarily the result of a 5.1% or 16.5 million kilo decrease in quantities sold partially offset by a 1.5% or $0.05 per kilo increase in average sales prices.

South America Region.  Tobacco sales from the South America operating segment increased $24.1 million or 4.1% resulting from an increase in volumes of 8.3 million kilos partially offset by a decrease of $0.03 per kilo in average sales prices.  The return of certain customer sales in the current year is the primary reason for the South America operating segment increases in revenue.

Other Region.  Tobacco sales from the Other Regions operating segment decreased $62.4 million or 12.9% primarily as a result of opportunistic sales of U.S. inventories that occurred in the prior year.  The decrease in sales also reflected the exit from the European markets in Greece and Spain and decreased volumes available in Zimbabwe which were partially offset by a substantial increase in Malawi sales due to the resolution of shipping delays that existed in the prior year.  These factors were the primary reasons for the decreases in volumes in the Other Regions operating segment of 24.8 million kilos partially offset by an increase in average sales prices of $0.09 per kilo.

Gross profit as a percentage of sales.  Gross profit decreased $25.7 million or 14.2% from $181.3 million in 2006 to $155.6 million in 2007 and gross profit as a percentage of sales decreased from 16.7% in 2006 to 14.8% in 2007.

South America Region.  While increased volumes in the current year were able to substantially offset the prior year positive reversal of interstate trade taxes, gross profit in the South America operating segment declined $14.3 million in 2007 compared to 2006.  This decline is primarily attributable to the cumulative impact of increased 2007 and 2006 crop grower bad debt provisions as well as the continued impact of the strengthening Brazilian real which substantially increased both the 2006 and 2007 crop green and tobacco processing costs.  The 2007 crop is of average quality.  However, as a result of the poor quality of the 2006 crop and the resulting surplus quantities on hand, 2007 crop purchases declined as forecasted.  The decline in market conditions have again increased the estimated grower bad debt provision for the 2007 crop.  These increases have negatively impacted the current year gross profit and will continue to impact gross profit in future quarters relative to 2007 and 2006 crop sales.

Other Region.  The decrease in gross profit is primarily attributable to two factors within the Other Region operating segment.  First are the prior year non-recurring opportunistic sales of U.S. inventories.  Second is the increased cost of the 2007 burley crop in Malawi that is being sold.  A smaller crop size due to weather, coupled with an increase of competition within the Malawi market, almost doubled the average auction prices for the 2007 crop in Malawi. In addition, the reduced crop size and market share also increased the per kilo processing and overhead costs allocated to the 2007 crop.  Sales price increases negotiated are insufficient to cover these cost escalations and resulted in decreased current year margins. These factors will have a material negative impact on Other Region gross profit as the 2007 Malawi burley crop is sold in future quarters.

Six Months Ended September 30, 2007 Compared to Six Months Ended September 30, 2006 (Continued)

Selling, administrative and general expenses decreased $4.2 million or 5.2% from $80.2 million in 2006 to $76.0 million in 2007.  The decrease is primarily due to decreased incentive compensation costs and professional fees partially offset by increased travel expenses.

Other income of $4.2 million in 2007 and $3.5 million in 2006 relates primarily to fixed asset sales.

Restructuring and asset impairment charges were $2.8 million in 2007 compared to $22.6 million in 2006.  The costs of $2.8 million in 2007 primarily related to employee severance charges as we continue the execution of our merger integration plan.  The 2006 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe operations to zero as a result of the continuing political and economic strife as well as the further decline in crop size.  Other asset impairment charges of $4.6 million relate to assets in Thailand and Greece, primarily machinery and equipment.  The remaining $4.8 million in 2006 relates primarily to employee severance and other integration related charges as a result of the merger.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $3.2 million in 2007 relates to accelerated amortization of debt issuance costs as a result of debt prepayment.

Interest expense decreased $5.1 million from $55.1 million in 2006 to $50.0 million in 2007 due to lower average borrowings.

Interest income increased from $2.8 million in 2006 to $4.3 million in 2007 due to higher average cash balances.

Effective tax rates were an expense of 27.1% in 2007 and 42.7% in 2006.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2008 will be 29.9% after absorption of discrete items.  For the six months ended September 30, 2007, we recorded a specific event adjustment expense of $4.8 million bringing the effective tax rate estimated for the quarter of 12.2% to 27.1%.  This specific event adjustment expense relates to interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts.  During the six months ended September 30, 2006, adjustments of $(0.5) million primarily related to tax rate reductions in Turkey were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the three months ended June 30, 2006 from an expense of 44.4% to 42.7%.

Income (loss) from discontinued operations..  Discontinued operations resulted in income of $0.4 million in 2007 compared to a loss of $4.6 million in 2006 as a result of our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

         As of September 30, 2007, we have begun to see a decrease in our seasonal lines as the Brazilian crop comes to a close and repayments on those lines have begun as customer payments are occurring.  Fluctuations in the Brazilian Real continue to have an impact on our working capital requirements.  In Asia the Thailand crop is now complete and customer payments are in process.  The market has opened for Indian Mysore crop and we are purchasing further green tobaccos. In Indonesia we continue to purchase, pack and ship the 2007 crops.  Africa has begun shipment of the current crop and invoicing and customer payments are occurring.  Europe continues delivery of the current crop and preparations for the next year crop has begun in the form of crop inputs and farmer advances.  North America is near completion on the Flue Cured market and in the mid point of their working capital needs.

Working Capital

Our working capital decreased from $531.9 million at March 31, 2007 to $473.0 million at September 30, 2007.  Our current ratio was 1.7 to 1 at September 30, 2007 compared to 1.9 to 1 at March 31, 2007.  The decrease in working capital is primarily related to decreases in inventories and advances on purchases of tobacco and increases in notes payable to banks partially offset by increases in cash and other current assets and decreases in accounts payable and income taxes.  These changes are attributable to the purchasing and processing of tobacco in Africa and North America as well as the financing of crops in South America and Europe.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2007	2006	2007
Cash and cash equivalents	$ 129.2	$ 14.2	$ 80.3
Net trade receivables	227.3	187.2	217.8
Inventories and advances on purchases of tobacco	686.1	832.9	730.3
Total current assets	1,175.1	1,199.0	1,131.6
Notes payable to banks	347.1	258.0	179.1
Accounts payable	147.1	54.8	188.0
Advances from customer	119.9	177.4	125.4
Total current liabilities	702.1	669.4	599.7
Current ratio	1.7 to 1	1.8 to 1	1.9 to 1
Working capital	473.0	529.6	531.9
Total long term debt	576.2	667.4	726.6
Stockholders’ equity	219.5	235.8	225.5

Net cash provide (used) by:
Operating activities	28.8	65.1
Investing activities	10.2	4.9
Financing activities	9.6	(82.2)

Operating Cash Flows

Net cash provided by operating activities decreased $36.3 million in 2007 compared to 2006.  The decrease in cash provided was primarily due to an increase in accounts receivable of $141.6 million, increased income from discontinued operations of $5.0 million, a decrease in net income taxes payable of $10.2 million and changes in restructuring of $13.2 million partially offset by lower decreases in accounts payable and accrued expenses of $90.3 million and advances from customers of $44.6 million.

Investing Cash Flows

Net cash provided by investing activities increased $5.3 million in 2007 compared to 2006.  The increase in cash provided by investing activities was primarily due to the prior year’s $5.2 million cash distributed in disposition of our Spanish operations.

Financing Cash Flows

Net cash provided by financing activities increased $91.8 million in 2007 compared to 2006.  This increase is primarily due to a $210.9 million increase in short term borrowings partially offset by a $120.2 million change in long term borrowings.

Debt Financing

We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At September 30, 2007, although we have no material capital expenditure commitments, we do plan to incur approximately $21.0 million in capital expenditures through the remainder of the fiscal year.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2008.  No cash dividends were paid to stockholders during the three months ended September 30, 2007.  Additionally, from time to time in the future, we may elect to redeem, repay, make open market purchases, retire or cancel indebtedness prior to stated maturity under our senior secured credit agreement or indentures, as permitted therein.

         The following table summarizes our debt financing as of September 30, 2007:

			September 30, 2007
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest		Repayment Schedule (4)
(in millions except for interest rates)	2007	2007	Available	Rate		2008	2009	2010	2011	2012	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250.0
Term loan B	145.0	-	-			-	-	-	-	-	-
	145.0	-	250.0			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	315.0	315.0	-	11.0%		-	-	-	-	-	315.0
8 ½% senior notes due 2012	149.3	149.3	-	8.5%		(.1)	(.1)	(.1)	(.2)	(.2)	150.0
Other (1)	10.2	10.2	-			-	-	-	-	3.5	6.7
	474.5	474.5	-			(.1)	(.1)	(.1)	(.2)	3.3	471.7

12 ¾% senior subordinated notes due 2012	91.6	92.1	-	12.8%		(.6)	(1.2)	(1.4)	(1.6)	(1.9)	98.8

Other long-term debt	20.8	13.1	31.5	10.6%	(2)	3.8	6.2	1.9	0.9	-	0.3

Notes payable to banks (3)	179.1	347.1	265.5	6.8%	(2)	-	-	-	-	-	-

Total debt	$ 911.0	$ 926.8	547.0			$3.1	$4.9	$0.4	$(0.9)	$1.4	$570.8

Short term	$ 179.1	$ 347.1
Long term:
Long term debt current	$ 5.2	$ 3.5
Long term debt	726.7	576.2
	$ 731.9	$ 579.7

Letters of credit	$ 17.8	$ 22.9	10.0

Total credit available			$557.0

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(2) Weighted average rate for the six months ended September 30, 2007

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31 for all years except the current year. The current fiscal year excludes repayments made through September 30, 2007.

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

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10.0 million to $250.0 million by adding additional Lenders thereto.  As of September 30, 2007, the entire $145.0 million term loan B had been repaid.

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

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or six months ended September 30, 2007.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

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

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of September 30, 2007, the Company had approximately $347.1 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $645.5 million.  Additionally against these lines there was $10.0 million available in unused letter of credit capacity with $22.9 million issued but unfunded.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange losses in our cost of goods and services sold of $3.1 million and $2.1 million for the three months ended September 30, 2007 and 2006, respectively.  For the six months ended September 30, 2007 and 2006, we have recognized exchange losses of $0.8 million and $0.2 million, respectively in our cost of goods and services sold.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.  The weakening U.S. dollar against the real may continue to significantly impact translated results.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $2.6 million and $5.2 million for the three months and six months ended September 30, 2007, respectively.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by the Quarterly Report on Form 10-Q.  Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that existed at the end of the second quarter with respect to accounting for income taxes.

Accounting for Income Taxes

The Company’s has concluded that there is a material weakness related to the accounting for income taxes on a quarterly basis.  During the second quarter of fiscal 2008, management identified certain misstatements which related to current and prior periods.  Management evaluated these errors and concluded that they were not material to the prior or current financial statements, individually or in the aggregate.

          Management has concluded that these control deficiencies in accounting for income taxes constitute a material weakness in the Company’s internal controls over financial reporting as defined by the Public Company Accounting Oversight Board, or PCAOB.  The PCAOB defines a material weakness in internal controls over financial reporting as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

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

Alliance One International, Inc. and Subsidiaries

          Other than the changes in the design and operation of certain controls in the accounting for income taxes on a quarterly basis there were no other changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

Accounting for Income Taxes

In connection with the material weaknesses in internal controls over financial reporting the Company has implemented the following controls as of September 30, 2007:

•

The calculation of income tax assets and liabilities relating to our foreign operation will be computed by the foreign operations financial management for future periods to allow the Corporate Foreign Tax Manager to perform an initial level of  review of the calculations;

•

An additional layer of review of the tax calculation will be completed at the Corporate level;

•

Enhancements have been made to the detailed instructions provided to the subsidiary employees to respond to the issues identified in the income tax process; and

•

The Company is also reviewing staffing levels, job assignments, and processes to identify other process weaknesses, if any, in order to mitigate the risk of reporting errors within the tax process for future periods.

          The Company has also initiated a thorough review of the design of the internal controls related to the preparation of income taxes on a quarterly basis.  This review will incorporate an analysis of the current staffing levels, job assignments and the design of all internal controls processes for the accounting for income taxes.  As part of that evaluation the Company plans to implement the following additional controls:

•

The Company will engage a third party to perform a detailed review of the quarterly income tax calculations used to determine the quarterly income tax expense; and

•

The Company will to put in place an additional review of the income tax calculations.

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

          The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim seeks the recovery of €7,377 plus interest and costs and allegedly arises from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction.  The Company believes the claim to be without merit and intends to vigorously defend it.

Item 1A.    Risk Factors.

No changes.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

( a )	The Annual Meeting of Shareholders was held on August 16, 2007.

( b )

The following directors were elected at the meeting:  Robert E. Harrison, B. Clyde Preslar and Norman A. Scher as Class I directors for a three (3) year term expiring in 2010, and C. Richard Green, Jr., as a Class II director for a one (1) year term expiring in 2008.  Prior to the meeting, Mr. Albert Monk withdrew his name from the ballot, and resigned from the Company’s Board.  In addition to those directors elected at the meeting, the following directors remained in office after the meeting:  John M. Hines, Nigel G. Howard, Mark W. Kehaya, Gilbert L. Klemann, II, Joseph L. Lanier, Jr., William S. Sheridan and Martin R. Wade.

( c )	The following matters were voted upon at the meeting:

(1)

The election of three nominees for director (Messrs. Harrison, Preslar and Scher) to serve as Class I directors until the expiration of their terms in 2010, and one nominee for director (Mr. Green) to serve as a Class II director until the expiration of his term in 2008; or until their respective successors are elected and qualified.  Each nominee received the following votes:

		Nominee	Votes For	Votes Withheld
		Robert E. Harrison (Class I)	73,158,769	2,348,463
		B. Clyde Preslar (Class I)	68,175,602	7,331,630
		Norman A. Scher (Class I)	73,188,904	2,318,328
		C. Richard Green, Jr. (Class II)	73,428,569	2,078,663

(2)	Ratification of the selection of Deloitte & Touche as the Company’s independent auditors for the fiscal year ending March 31, 2008:

	Votes For	Votes Against	Abstain	Broker Non Vote
	73,933,321	1,520,746	53,165	0

(3)	Approval of the Alliance One International, Inc. 2007 Incentive Plan:

	Votes For	Votes Against	Abstain	Broker Non Vote
	55,425,074	9,100,264	151,332	1,830,562

Item 5.    Other Information.

None.

Item 6. Exhibits.

3.1	Second Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed August 16, 2007.

10.01

Consulting Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 16, 2007.

10.02

Agreement to Amend Employment Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed August 16, 2007.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed August 16, 2007.

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: November 8, 2007	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

3.1	Second Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed August 16, 2007.

10.01

Consulting Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 16, 2007.

10.02

Agreement to Amend Employment Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed August 16, 2007.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1	Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed August 16, 2007.