Form 10-Q/A
period 2007-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2008-02-14
CIK 939930

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

Explanatory Note

          The purpose of this amendment on Form 10-Q/A to the Quarterly Report on Form 10-Q of Alliance One International, Inc. for the quarter ended September 30, 2007 is to restate our unaudited Condensed Consolidated Balance Sheet as of September 30, 2007 and the related Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows, for the three months and six months ended September 30, 2007 to correct restructuring and asset impairment errors as described in Note 16 to the Condensed Consolidated Financial Statements.

          No attempt has been made in this Form 10-Q/A to modify or update other disclosures presented in the original report on Form 10-Q, except as required to reflect the effects of the restatement. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-Q on November 8, 2007. Accordingly, this Form 10-Q/A should be read in conjunction with our filings made with the Securities and Exchange Commission subsequent to the filing of the original Form 10-Q, including any amendments to those filings. The following items have been amended as a result of the restatement:

•

Part I—Item 1—Financial Statements

•

Part I—Item 2—Management's Discussion and Analysis of Financial Condition and Results of Operations

•

Part I—Item 4—Controls and Procedures

          As a result of the restatement described above, the Company's Chief Executive Officer and Chief Financial Officer, with the assistance of other members of management, have re-evaluated the effectiveness of the Company's internal controls over financial reporting as of September 30, 2007, and, based on this re-evaluation, have determined that a material weakness in internal control over financial reporting existed as of September 30, 2007 with respect to account reconciliations and accounting for restructuring and asset impairment charges.  A material weakness related to accounting for income taxes was previously disclosed.  This revised assessment is included under Part 1, Item 4 in this document.

Part I. Financial Information Item 1. Financial Statements.

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2007 and 2006
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
(in thousands, except per share amounts)	As Restated, See Note 16		As Restated, See Note 16

Sales and other operating revenues	$586,612	$593,630	$1,048,320	$1,087,115
Cost of goods and services sold	502,789	489,793	892,675	905,774

Gross profit	83,823	103,837	155,645	181,341
Selling, administrative and general expenses	36,514	40,985	76,003	80,232
Other income	2,231	2,878	4,167	3,521
Restructuring and asset impairment costs	9,277	20,856	9,701	22,554
Operating income	40,263	44,874	74,108	82,076

Debt retirement expense	1,257	-	3,187	-
Interest expense (includes debt amortization of $920 and $1,414 for the three months and $1,924 and $2,909 for the six months in 2007 and 2006, respectively)	25,155	29,585	50,048	55,144
Interest income	2,101	2,832	4,273	2,847
Derivative financial instruments income	-	-	-	290

Income before income taxes and other items	15,952	18,121	25,146	30,069
Income tax expense	5,097	9,317	8,401	12,844
Equity in net income of investee companies	294	156	294	228
Minority interests (income)	47	(173)	6	(347)
Income from continuing operations	11,102	9,133	17,033	17,800

Income (loss) from discontinued operations, net of tax	356	(833)	404	(4,627)
Cumulative effect of accounting changes, net of income taxes	-	-	-	(252)
Net income	$ 11,458	$ 8,300	$ 17,437	$ 12,921

Basic earnings per share
Net income from continuing operations	$ .12	$ .11	$ .20	$ .20
Income (loss) from discontinued operations	.01	(.01)	-	(.05)
Net income	$ .13	$ .10	$ .20	$ .15

Diluted earnings per share
Net income from continuing operations	$ .13	$ .10	$ .18	$ .20
Income (loss) from discontinued operations	-	(.01)	.01	(.05)
Net income	$ .13	$ .09	$ .19	$ .15

Average number of shares outstanding
Basic	88,103	86,284	87,988	86,208
Diluted	89,654	87,390	89,744	87,361

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

				September 30, 2007	September 30, 2006	March 31, 2007
(in thousands)				As Restated, See Note 16
ASSETS
Current assets
Cash and cash equivalents				$ 129,189	$ 14,152	$ 80,258
Trade receivables, net of allowances				228,552	187,244	217,761
Inventories
Tobacco				575,548	695,979	619,468
Other				33,068	37,397	31,623
Advances on purchases of tobacco				77,439	99,521	79,249
Current deferred and recoverable income taxes				36,277	40,948	33,254
Assets held for sale				13,885	20,981	2,793
Other current assets				69,684	66,711	54,393
Assets of discontinued operations				4,897	36,081	12,835
Total current assets				1,168,539	1,199,014	1,131,634
Other assets
Investments in unconsolidated affiliates				20,047	20,705	21,302
Goodwill and intangible assets				32,615	36,436	35,109
Deferred tax assets				73,520	48,205	69,002
Other deferred charges				13,572	17,658	18,136
Other noncurrent assets				100,928	93,755	116,621
				240,682	216,759	260,170
Property, plant and equipment
Land				26,161	25,804	25,802
Buildings				180,994	183,085	182,389
Machinery and equipment				194,013	200,945	197,565
Allowances for depreciation				(149,141)	(142,834)	(143,688)
				252,027	267,000	262,068
				$1,661,248	$1,682,773	$1,653,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 347,056	$ 257,971	$ 179,097
Accounts payable				147,416	54,817	188,003
Advances from customers				119,900	177,439	125,403
Accrued expenses				76,541	69,590	65,077
Income taxes				7,644	26,467	26,461
Long-term debt current				3,528	76,924	5,231
Liabilities of discontinued operations				102	6,174	10,379
Total current liabilities				702,187	669,382	599,651
Other liabilities
Long-term debt				576,195	667,438	726,625
Deferred income taxes				10,144	1,606	10,895
Liability for unrecognized tax benefits				60,749	-	-
Pension, postretirement and other long-term liabilities				95,849	106,081	87,730
Total noncurrent liabilities				742,937	775,125	825,250
Minority interest in subsidiaries				3,261	2,418	3,425

Commitments and contingencies				-	-	-

Stockholders’ equity	Sept. 30, 2007	Sept. 30, 2006	March 31, 2007
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,850	95,339	96,467	461,634	450,527	459,563
Retained deficit				(257,733)	(207,015)	(241,534)
Accumulated other comprehensive income (loss)				8,962	(7,664)	7,517
				212,863	235,848	225,546
				$1,661,248	$1,682,773	$1,653,872
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2007 and 2006 (Unaudited)

	September 30, 2007	September 30, 2006
(in thousands)	As Restated, See Note 16

Operating activities
Net income	$ 17,437	$ 12,921
Adjustments to reconcile net income to net cash used by operating activities
Net (income) loss from discontinued operations	(404)	4,627
Decrease (increase) in accounts receivable	(12,991)	128,595
Decrease in inventories and advances to suppliers	26,868	47,805
Decrease in accounts payable and accrued expenses	(22,573)	(112,871)
Increase (decrease) in income taxes	(2,325)	14,853
Depreciation and amortization	18,522	18,149
Debt amortization/interest	5,111	2,909
Restructuring and asset impairment charges	8,318	14,590
Deferred items	2,282	(13,767)
Loss on foreign currency transactions	804	169
Stock option expense	1,213	2,243
Gain on sale of fixed assets	(4,248)	(1,009)
Changes in other operating assets and liabilities	(7,103)	(57,068)
Net cash provided by operating activities of continuing operations	30,911	62,146
Net cash provided (used) by operating activities of discontinued operations	(2,074)	2,997
Net cash provided by operating activities	28,837	65,143

Investing activities
Purchases of property and equipment	(9,131)	(5,009)
Proceeds on sale of property and equipment	7,743	5,673
Cash distributed in disposition of business	-	(5,204)
Return of capital on investments in unconsolidated affiliates	9,520	10,000
Changes in other assets	2,048	(534)
Net cash provided by investing activities of continuing operations	10,180	4,926
Net cash provided by investing activities of discontinued operations	27	-
Net cash provided by investing activities	10,207	4,926

Financing activities
Net change in short-term borrowings	162,330	(48,607)
Proceeds from long-term borrowings	732	20,552
Repayment of long-term borrowings	(154,234)	(53,894)
Debt issuance cost	(872)	(425)
Proceeds from sale of stock	1,632	161
Net cash provided (used) by financing activities of continuing operations	9,588	(82,213)
Net cash provided (used) by financing activities of discontinued operations	-	-
Net cash provided (used) by financing activities	9,588	(82,213)

Effect of exchange rate changes on cash	299	311

Increase (decrease) in cash and cash equivalents	48,931	(11,833)
Cash and cash equivalents at beginning of period	80,258	25,985

Cash and cash equivalents at end of period	$ 129,189	$ 14,152

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

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

Taxes Collected from Customers

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “ How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The EITF affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies.” Certain of our subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $3,517 and $9,146 for the three months ended September 30, 2007 and 2006, respectively and $13,994 and $19,049 for the six months ended September 30, 2007 and 2006, respectively.

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

         Other than the accrual of approximately $4,000 of interest expense related to the unrecognized tax benefits identified above, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months, but must acknowledge circumstances can change due to unexpected developments in the law.

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

Provision for the Six Months Ended September 30, 2007

The effective tax rate used for the six months ended September 30, 2007 was an expense of 33.4% compared to an expense of 42.7% for the six months ended September 30, 2006.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2008 will be 32.2% after absorption of discrete items.

         For the six months ended September 30, 2007, the company recorded a specific event adjustment expense of $4,796 bringing the effective tax rate estimated for the six months of 14.3% to 33.4%.  This specific event adjustment expense relates primarily to interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts.  During the six months ended September 30, 2006, adjustments of $(518) primarily related to tax rate reductions in Turkey were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the six months ended September 30, 2006 from an expense of 44.4% to 42.7%.

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues to execute the merger integration plan which began in fiscal 2006 and is expected to continue throughout fiscal 2008.  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months and six months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Restructuring and Asset Impairment Charges
Employee separation and other cash charges:
Beginning balance	$ 1,698	$ 12,307	$ 2,747	$ 13,644
Period charges:
Severance charges	1,959	2,914	2,028	4,472
Other cash charges	100	218	163	413
Total period charges	2,059	3,132	2,191	4,885
Payments through September 30	(1,719)	(9,049)	(2,900)	(12,139)
Ending balance September 30	$ 2,038	$ 6,390	$ 2,038	$ 6,390

Assets impairments and other non-cash charges:
SFAS No. 144 assets impairment – tobacco operations:
Greece machinery and equipment impairment	$ 974	$ 3,166	$ 974	$ 3,166
CdF operation sale	6,127	-	6,127	-
Thailand assets impairment	-	1,333	-	1,333

Other non-cash charges (recoveries):	117	(21)	409	(76)
Deconsolidated Zimbabwe cost investment	-	13,246	-	13,246
Total asset impairments and other non-cash charges	$ 7,218	$ 17,724	$ 7,510	$ 17,669

Total restructuring and asset impairment charges for the period	$ 9,277	$ 20,856	$ 9,701	$ 22,554

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months and six months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Separation and Other Cash Charges	2007	2006	2007	2006

Beginning balance:	$ 1,698	$12,307	$ 2,747	$13,644
South America	30	115	30	83
Other regions	1,668	12,192	2,717	13,561
Period charges:	$ 2,059	$ 3,132	$ 2,191	$ 4,885
South America	1,090	1,000	1,178	1,046
Other regions	969	2,132	1,013	3,839
Payments through September 30:	$(1,719)	$ (9,049)	$(2,900)	$(12,139)
South America	(880)	(1,085)	(968)	(1,099)
Other regions	(839)	(7,964)	(1,932)	(11,040)
Ending balance September 30:	$ 2,038	$ 6,390	$ 2,038	$ 6,390
South America	240	30	240	30
Other regions	1,798	6,360	1,798	6,360

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

CdF – Sale of Dark Air-Cured Operations

As a consequence of the ongoing transition in overcapacity within certain markets of the industry, the Company decided to dispose of its dark air-cured operations. On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compañía General de Tabacos de Filipinas, S.A. ("CdF") the owner of the Company’s dark air-cured tobacco business.  As the Company completed the sale of CdF on October 2, 2007, a restructuring and asset impairment analysis was performed as of September 30, 2007. Based on this analysis, the Company recorded restructuring and asset impairment charges of $6,918 at September 30, 2007. These charges include a $6,127 impairment charge on the sale of CdF which considers the $3,878 currency translation account debit that was included in accumulated other comprehensive income as of September 30, 2007 and the valuation of assets to be received from the purchaser.  The remaining charges of $791 are for employee severance.  See Note 16 “Restatement” to the “Notes to Condensed Consolidated Financial Statements” for additional discussion regarding the sale of CdF.

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

Assets Held for Sale

As of September 30, 2007, the net assets of CdF of $13,408 are included in the $13,885 balance which were actively marketed and classified in the Company’s balance sheet as assets held for sale.  The Company evaluated the criteria of SFAS No. 144 and concluded that these assets qualify as assets held for sale.

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

Discontinued Wool Operations, Other Regions Segment

The remaining wool operation assets are primarily in France and are the subjects of separate sales agreements pending governmental approval.  Due to unexpected delays in conjunction with obtaining approval from the French government, the sale of these operations has been delayed.  The Company anticipates completing the disposition of the assets in 2008.

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

          The following table presents the summary segment information for the three months and six months ended September 30, 2007 and 2006:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Sales and other operating revenues:
South America	$ 352,074	$ 355,159	$ 618,014	$ 594,056
Other regions	234,538	238,471	430,306	493,059
Total revenue	$ 586,612	$ 593,630	$ 1,048,320	$ 1,087,115

Operating income:
South America	$ 42,129	$ 51,577	$ 70,194	$ 80,517
Other regions	(1,866)	(6,703)	3,914	1,559
Total operating income	40,263	44,874	74,108	82,076
Debt retirement expense	1,257	-	3,187	-
Interest expense	25,155	29,585	50,048	55,144
Interest income	2,101	2,832	4,273	2,847
Derivative financial instruments income	-	-	-	290
Income before income taxes and
other items	$ 15,952	$ 18,121	$ 25,146	$ 30,069

Analysis of Segment Assets	September 30, 2007	September 30, 2006	March 31, 2007
Segment assets:
South America	$ 705,454	$ 620,818	$ 757,861
Other regions	955,794	1,061,955	896,011
Total assets	$1,661,248	$1,682,773	$1,653,872

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

          For the three months ended September 30, 2007 and 2006, the weighted average number of shares outstanding was increased by a total of 1,551 shares and 1,106 shares respectively, of common stock equivalents for employee stock options and restricted shares outstanding for the computation of diluted earnings per share.  For the six months ended September 30, 2007 and 2006, the weighted average number of shares outstanding was increased by a total of 1,756 shares and 1,153 shares respectively, of common stock equivalents for employee stock options and restricted shares outstanding for the computation of diluted earnings per share. Certain potentially dilutive options were not included in the computation of earnings per dilutive share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 191 at a weighted average exercise price of $9.69 per share as of September 30, 2007.  These shares totaled 2,732 at a weighted average exercise price of $8.14 per share as of September 30, 2006.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income	$ 11,458	$ 8,300	$17,437	$ 12,921
Equity currency conversion adjustment	766	1,503	1,445	6,466
Total comprehensive income	$ 12,224	$ 9,803	$18,882	$ 19,387

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

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest at the end of three years or ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 1,166 stock options and 477 stock options granted during the three months ended September 30, 2007 and 2006, respectively.

          Assumptions used to determine the fair value of options issued in 2007 and 2006 include the following:

	2007	2006
Grant Date Price	$7.48	$3.94
Exercise Price	$7.48	$3.94
Expected Life in Years	7.00	6.25
Annualized Volatility	47%	47%

Annual Dividend Rate	0%	0%
Discount Rate	4.39%	4.83%

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	2,800	6.94	6.00	$ 6,417
Granted	1,166	7.48	10.00	$ -
Exercised	(266)	5.91	5.64	$ (915)
Forfeited	(198)	7.30	2.63	$ 521
Expired	(185)	22.31	-	$ (2,664)
Outstanding at September 30, 2007	3,317	6.33	7.38	$ 688
Vested and expected to vest	3,216	6.33	7.33	$ 681
Exercisable at September 30, 2007	1,332	6.27	4.81	$ 365

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The closing price will be subject to the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  The expense related to stock option awards was $260 and $252 for the three months and $395 and $432 for the six months ended September 30, 2007 and 2006, respectively.  Cash received from the exercise of options was $1,632 for the six months ended September 30, 2007.

          The table below shows the movement in unvested shares from March 31, 2007 to September 30, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2007	1,175	$1.79	$ 2,103
Granted	1,166	4.08	4,757
Forfeited	(93)	2.00	(186)
Vested	(263)	1.72	(454)
Unvested September 30, 2007	1,985	$3.13	$ 6,220

          As of September 30, 2007 there is $5,251 of unearned compensation expense related to stock options which will vest over a weighted average remaining life of 2.97 years.

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

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at March 31, 2007	328	$6.54	1.84	$ 881	$1,208
Forfeited	(76)	$6.53	1.14	$ 263	$ 314
Exercised	(38)	$6.58	0.76	$ 115	$ 130
Expired	(48)	$6.25	-	$ 73	$ -
Outstanding at September 30, 2007	166	$6.62	1.70	$ (13)	$ 285
Exercisable at September 30, 2007	57	$6.95	0.90	$ (23)	$ 58
Vested and Expected to Vest	157	$6.63	1.68	$ (14)	$ 266

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

          Because the exercise price of the SARs is above the current stock price, the expected life has been determined to be the maximum time period the SARs may be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company’s stock price.

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

Other

Since October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.  The Company and its subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined the Company and its Spanish subsidiaries €4,415 (US$5,641).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and its Italian subsidiaries have been assessed a fine in the aggregate amount of €24,000 (US$28,800).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed the Company in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  The Company, along with its applicable subsidiaries, has appealed the decisions of the Commission with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above, and actually paid all of such fines as part of the appeal process.

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim seeks the recovery of €7,377 (US$10,521) plus interest and costs and allegedly arises from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction.  The Company believes the claim to be without merit and intends to vigorously defend it.

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

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At September 30, 2007, the Company was guarantor of an amount not to exceed $350,336 with $326,526 outstanding under these guarantees.  Of these guarantees, $298,995 relates to Brazilian farmers.  The Company has reserved $16,511 for loans under these guarantees.  This reserve approximates the value of the guarantees.  Risks of significant loss under the remaining guarantees is considered to be remote.  See also Note 14 “Advances on Purchases of Tobacco” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

         The following table summarizes our debt financing as of September 30, 2007:

			September 30, 2007
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest		Repayment Schedule (4) (5)
	2007	2007	Available	Rate		2008	2009	2010	2011	2012	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250,000
Term loan B	145,000	-	-			-	-	-	-	-	-
	145,000	-	250,000			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	315,000	315,000	-	11.0%		-	-	-	-	-	315,000
8 ½% senior notes due 2012	149,270	149,329	-	8.5%		(60)	(131)	(142)	(155)	(169)	149,986
Other (1)	10,157	10,157	-			-	-	-	-	3,437	6,720
	474,427	474,486	-			(60)	(131)	(142)	(155)	3,268	471,706

12 ¾% senior subordinated notes due 2012	91,608	92,108	-	12.8%		(540)	(1,206)	(1,400)	(1,625)	(1,885)	98,764

Other long-term debt	20,821	13,129	31,504	10.6%	(2)	3,848	6,170	1,903	889	29	290

Notes payable to banks (3)	179,097	347,056	265,471	6.8%	(2)	-	-	-	-	-	-

Total debt	$ 910,953	$ 926,779	546,975			$3,248	$4,833	$ 361	$ (891)	$1,412	$570,760

Short term	$ 179,097	$ 347,056
Long term:
Long term debt current	$ 5,231	$ 3,528
Long term debt	726,625	576,195
	$ 731,856	$ 579,723

Letters of credit	$ 17,842	$ 22,910	10,024

Total credit available			$556,999

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(2) Weighted average rate for the six months ended September 30, 2007

(3) Primarily foreign seasonal lines of credit

(4)  The repayment schedule provides a breakdown by fiscal year for the long term debt outstanding at September 30, 2007.  Short term notes payable to banks to be repaid in fiscal years 2008 and 2009 have not been included in the repayment schedule.

(5)  Debt repayment classification is based on fiscal years ended March 31 for all years except the current year.  The current fiscal year repayments have been adjusted for payments made through September 30, 2007.

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

Fair Value of Derivative Financial Instruments

In accordance with SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  Fair value estimates are based on quoted market prices.

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

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2007	2006	2007	2006
Service cost	$ 18	$ 22	$ 36	$ 44
Interest expense	141	132	282	264
Expected return on plan assets	-	1	-	-
Amortization of prior service cost	(405)	(406)	(810)	(811)
Actuarial loss	105	87	210	174
Net periodic pension cost	$(141)	$(164)	$(282)	$(329)

14.  ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in Advances on Purchases of Tobacco in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $77,439 at September 30, 2007, and $99,521 at September 30, 2006 are presented as Advances on Purchases of Tobacco, net in the condensed consolidated balance sheet.  The long-term portion of advances of $29,946 at September 30, 2007, and $6,126 at September 30, 2006 are included in other noncurrent assets in the condensed consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $57,765 at September 30, 2007, and $47,417 at September 30, 2006, and were estimated based on the Company’s historical loss information and crop projections. The allowances for the six months ended September 30, were decreased by provisions for estimated uncollectible amounts of approximately $1,838 in 2007 and increased $1,592 in 2006 exclusive of recoveries of $4,158 and $5,648 for the same respective periods.  Farmer bad debt provisions are capitalized into inventory and the expense is realized when the inventory is sold.  Write-downs of $6,420 were charged against the allowance in the six months ended September 30, 2007 and $17,170 was charged against the allowance during the comparable prior year period.

          In Brazil, farmers obtain government subsidized rural credit financing which is guaranteed by the Company. The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing is concurrent with delivery of tobacco to the Company.  Terms of rural credit financing are such that repayment is due only after tobacco deliveries are complete.  On the period ending dates of June 30 and March 31, the Company will generally have accumulated balances for repayment to the local banks for the rural credit financing.  The Company had balances of $63,188 due to local banks as of September 30, 2007 and $36,137 in net short term farmers’ advances as of September 30, 2006.  The 2007 amount is included in Accounts Payable and the 2006 amount is included under Advances on Purchases of Tobacco in the condensed consolidated balance sheet. Reserves for uncollectible farmers’ advances in Brazil also include rural credit financing guaranteed by the Company.  As of September 30, 2007 and 2006, the Company was guarantor for Brazilian loans of $298,995 and $291,539, respectively with outstanding amounts of $275,185 and $212,330, respectively.  In those respective periods, the fair values of guarantees for rural credit were $16,511 and $12,740.

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

16.  RESTATEMENT

Subsequent to the issuance of the Company’s Condensed Consolidated Financial Statements for the quarter ended September 30, 2007, the Company identified errors in its restructuring and impairment analysis related to Compañía General de Tabacos de Filipinas, S.A. ("CdF") and its worldwide operating subsidiaries which impact the Condensed Consolidated Balance Sheet as of September 30, 2007 and the related Condensed Consolidated Statements of Operations, and Condensed Consolidated Statements of Cash Flows for the three and six months then ended.  As a result, the Company has restated these financial statements, correcting the restructuring and impairment errors as of and for the three and six months ended September 30, 2007.

          The impact of the restatement on the applicable line items in the financial statements of the Company are presented below:

	As Previously Reported		As Restated
Condensed Consolidated Statements of Operation Three and Six Months Ended September 30, 2007:	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007	Three Months Ended September 30, 2007	Six Months Ended September 30, 2007

Restructuring and asset impairment costs	$ 2,359	$ 2,783	$ 9,277	$ 9,701
Operating income	$47,181	$81,026	$40,263	$74,108
Income before income taxes and other items	$22,870	$32,064	$15,952	$25,146
Income tax expense	$ 5,393	$ 8,697	$ 5,097	$ 8,401
Income from continuing operations	$17,724	$23,655	$11,102	$17,033
Net income	$18,080	$24,059	$11,458	$17,437

Basic earnings per share
Net income from continuing operations	$.20	$.27	$.12	$.20
Net income	$.21	$.27	$.13	$.20

Diluted earnings per share
Net income from continuing operations	$.20	$.26	$.13	$.18
Net income	$.20	$.27	$.13	$.19

	As Previously Reported	As Restated
Condensed Consolidated Balance Sheet September 30, 2007:

Trade receivables, net of allowances	$ 227,336	$ 228,552
Assets held for sale	$ 21,679	$ 13,885
Total current assets	$1,175,117	$1,168,539
Total assets	$1,667,826	$1,661,248

Accounts payable	$ 147,076	$ 147,416
Income taxes	$ 7,941	$ 7,644
Total current liabilities	$ 702,144	$ 702,187

Retained deficit	$ (251,112)	$ (257,733)
Stockholders’ equity	$ 219,484	$ 212,863
Total liabilities and stockholders’ equity	$1,667,826	$1,661,248

Condensed Consolidated Statement of Cash Flows Six Months Ended September 30, 2007:
Operating Activities:
Net income	$ 24,059	$ 17,437
Decrease in income taxes	$ (2,029)	$ (2,325)
Restructuring and asset impairment charges	$ 1,400	$ 8,318
Stock option expense	$ -	$ 1,213
Gain on sale of fixed assets	$ -	$ (4,248)
Changes in other operating assets and liabilities	$ (10,138)	$ (7,103)

17.  SUBSEQUENT EVENTS

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

Turkey – Flue Cured and Burley Tobacco Volumes

Subsequent to September 30, 2007, the Company determined from a review of customer indications that there will be significant reductions in future Turkish flue cured and burley tobacco volumes.

Item 2.    Management’s Discussion and Analysis of
               Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

Management’s Discussion and Analysis of Financial Condition and Results of Operations gives effect to the restatement discussed in Note 16 “Restatement” to the “Notes to Condensed Consolidated Financial Statements”.  The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

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

          As a consequence of the continued market pressures and short crops in certain areas as well as intentional crop reductions in South America, we have now measurably reduced both our uncommitted inventory stocks and our total tobacco inventories. Our focus on working capital management combined with the benefits of our continued focus on debt reduction are readily evident when reviewing our financial statements.  We made a final $60.0 million optional paydown on the Term B Notes in advance of the quarter end, and total debt less cash and cash equivalents has been reduced from $988.2 million at September 2006 to $797.6 million, reflecting a $190.6 million reduction. Consequently, our net cash interest expense was reduced from $49.4 million in the prior year to $43.8 million this year, a $5.6 million benefit to pre-tax income. Overall, our pretax income, factoring out the impact of the changes in Brazilian trade taxes and the differences in restructuring charges, reflects favorable operating results despite adverse market and currency conditions. We feel this evidences the continued successful execution of our strategy.

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

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions)	2007	$	%	2006	2007	$	%	2006
Sales and other operating revenues	$586.6	$ (7.0)	(1.2)	$593.6	$1,048.3	$ (38.8)	(3.6)	$1,087.1
Gross profit	83.8	(20.0)	(19.3)	103.8	155.6	(25.7)	(14.2)	181.3
Selling, administrative and general expenses	36.5	(4.5)	(11.0)	41.0	76.0	(4.2)	(5.2)	80.2
Other income	2.2	(0.7)		2.9	4.2	0.7		3.5
Restructuring and asset impairment charges	9.3	(11.6)		20.9	9.7	(12.9)		22.6
Debt retirement expense	1.3	1.3		-	3.2	3.2		-
Interest expense	25.2	(4.4)		29.6	50.0	(5.1)		55.1
Interest income	2.1	(0.7)		2.8	4.3	1.5		2.8
Derivative financial instruments income	-	-		-	-	(0.3)		0.3
Income tax expense	5.1	(4.2)		9.3	8.4	(4.4)		12.8
Equity in net income of investee companies	0.3	0.1		0.2	0.3	0.1		0.2
Minority interests (income)	-	0.2		(0.2)	-	0.3		(0.3)
Income (loss) from discontinued operations	0.4	1.2		(0.8)	0.4	5.0		(4.6)
Cumulative effect of accounting changes,
net of income tax	-	-		-	-	0.3		(0.3)
Net income	$ 11.5*	$ 3.2*		$ 8.3	$ 17.4*	$ 4.5*		$ 12.9*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions, except per kilo amounts)	2007	$	%	2006	2007	$	%	2006
Tobacco sales and other operating revenues:

Sales and other operating revenues	$580.7	$ (6.6)	(1.1)	$587.3	$1,037.3	$(38.3)	(3.6)	$1,075.6
Kilos	171.5	(5.6)	(3.2)	177.1	306.6	(16.5)	(5.1)	323.1
Average price per kilo	$ 3.39	$ 0.07	2.1	$ 3.32	$ 3.38	$ 0.05	1.5	$ 3.33

Processing and other revenues	$ 5.9	$ (0.4)	(6.3)	$ 6.3	$ 11.0	$ (0.5)	(4.3)	$ 11.5
Total sales and other operating revenues	$586.6	$ (7.0)	(1.2)	$593.6	$1,048.3	$ (38.8)	(3.6)	$1,087.1

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

Restructuring and asset impairment charges were $9.3 million in 2007 compared to $20.9 million in 2006.  The costs of $9.3 million in 2007 primarily relate to $6.9 million of restructuring and asset impairment charges related to CdF which was sold subsequently on October 2, 2007.  Of these charges, $6.1 million are impairment charges relating to CdF which considers the currency translation account debit that was previously included in accumulated other comprehensive income and the valuation of assets to be received from the purchaser.  The remaining $0.8 million of CdF related charges are for employee severance.  The remaining 2007 costs of $2.4 million primarily relate to employee severance charges as we continue the execution of our merger integration plan.  The 2006 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe operations to zero as a result of the continuing political and economic strife as well as the further decline in crop size.  Other asset impairment charges of $4.6 million relate to assets in Thailand and Greece, primarily machinery and equipment.  The remaining $3.1 million in 2006 relates primarily to employee severance and other integration related charges as a result of the merger.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

Effective tax rates were an expense of 32.0% in 2007 and 51.4% in 2006.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2008 will be 32.2% after absorption of discrete items.  For the three months ended September 30, 2007, we recorded a specific event adjustment expense of $2.9 million bringing the effective tax rate estimated for the quarter of 13.8% to 32.0%.  This specific event adjustment expense relates primarily to interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts.  During the quarter ended September 30, 2006, adjustments of $0.4 million were recorded as specific events.  The net effect of these adjustments on the tax provision was to increase the effective tax rate for the three months ended September 30, 2006 from an expense of 49.3% to 51.4%.

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

Restructuring and asset impairment charges were $9.7 million in 2007 compared to $22.6 million in 2006.  The costs of $9.7 million in 2007 primarily relate to $6.9 million of restructuring and asset impairment charges related to CdF which was sold subsequently on October 2, 2007.  Of these charges, $6.1 million are impairment charges relating to CdF which considers the currency translation account debit that was previously included in accumulated other comprehensive income and the valuation of assets to be received from the purchaser.  The remaining $0.8 million of CdF related charges are for employee severance.  The remaining 2007 costs of $2.8 million primarily relate to employee severance charges as we continue the execution of our merger integration plan.  The 2006 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe operations to zero as a result of the continuing political and economic strife as well as the further decline in crop size.  Other asset impairment charges of $4.6 million relate to assets in Thailand and Greece, primarily machinery and equipment.  The remaining $4.8 million in 2006 relates primarily to employee severance and other integration related charges as a result of the merger.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $3.2 million in 2007 relates to accelerated amortization of debt issuance costs as a result of debt prepayment.

Interest expense decreased $5.1 million from $55.1 million in 2006 to $50.0 million in 2007 due to lower average borrowings.

Interest income increased from $2.8 million in 2006 to $4.3 million in 2007 due to higher average cash balances.

Effective tax rates were an expense of 33.4% in 2007 and 42.7% in 2006.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2008 will be 32.2% after absorption of discrete items.  For the six months ended September 30, 2007, we recorded a specific event adjustment expense of $4.8 million bringing the effective tax rate estimated for the quarter of 14.3% to 33.4%.  This specific event adjustment expense relates to interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts.  During the six months ended September 30, 2006, adjustments of $(0.5) million primarily related to tax rate reductions in Turkey were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the six months ended September 30, 2006 from an expense of 44.4% to 42.7%.

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

Working Capital

Our working capital decreased from $531.9 million at March 31, 2007 to $466.3 million at September 30, 2007.  Our current ratio was 1.7 to 1 at September 30, 2007 compared to 1.9 to 1 at March 31, 2007.  The decrease in working capital is primarily related to decreases in inventories and advances on purchases of tobacco and increases in notes payable to banks partially offset by increases in cash and other current assets and decreases in accounts payable and income taxes.  These changes are attributable to the purchasing and processing of tobacco in Africa and North America as well as the financing of crops in South America and Europe.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2007	2006	2007
Cash and cash equivalents	$ 129.2	$ 14.2	$ 80.3
Net trade receivables	228.6	187.2	217.8
Inventories and advances on purchases of tobacco	686.1	832.9	730.3
Total current assets	1,168.5	1,199.0	1,131.6
Notes payable to banks	347.1	258.0	179.1
Accounts payable	147.4	54.8	188.0
Advances from customer	119.9	177.4	125.4
Total current liabilities	702.2	669.4	599.7
Current ratio	1.7 to 1	1.8 to 1	1.9 to 1
Working capital	466.3	529.6	531.9
Total long term debt	576.2	667.4	726.6
Stockholders’ equity	212.9	235.8	225.5

Net cash provided (used) by:
Operating activities	28.8	65.1
Investing activities	10.2	4.9
Financing activities	9.6	(82.2)

Operating Cash Flows

Net cash provided by operating activities decreased $36.3 million in 2007 compared to 2006.  The decrease in cash provided was primarily due to an increase in accounts receivable of $141.6 million, increased income from discontinued operations of $5.0 million, a decrease in net income taxes payable of $10.6 million, a decrease in changes from other operating assets and liabilities of $9.0 million and changes in restructuring of $6.3 million partially offset by lower decreases in accounts payable and accrued expenses of $90.3 million and advances from customers of $44.6 million.

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

         The following table summarizes our debt financing as of September 30, 2007:

			September 30, 2007
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest	Repayment Schedule (4) (5)
(in millions except for interest rates)	2007	2007	Available	Rate	2008	2009	2010	2011	2012	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250.0
Term loan B	145.0	-	-		-	-	-	-	-	-
	145.0	-	250.0		-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	315.0	315.0	-	11.0%	-	-	-	-	-	315.0
8 ½% senior notes due 2012	149.3	149.3	-	8.5%	(.1)	(.1)	(.1)	(.2)	(.2)	150.0

Other (1)	10.2	10.2	-			-	-	-	-	3.5	6.7
	474.5	474.5	-			(.1)	(.1)	(.1)	(.2)	3.3	471.7

12 ¾% senior subordinated notes due 2012	91.6	92.1	-	12.8%		(.6)	(1.2)	(1.4)	(1.6)	(1.9)	98.8

Other long term debt	20.8	13.1	31.5	10.6%	(2)	3.8	6.2	1.9	0.9	-	0.3

Notes payable to banks (3)	179.1	347.1	265.5	6.8%	(2)	-	-	-	-	-	-

Total debt	$ 911.0	$ 926.8	547.0			$3.1	$4.9	$0.4	$(0.9)	$1.4	$570.8

Short term	$ 179.1	$ 347.1
Long term:
Long term debt current	$ 5.2	$ 3.5
Long term debt	726.7	576.2
	$ 731.9	$ 579.7

Letters of credit	$ 17.8	$ 22.9	10.0

Total credit available			$557.0

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(2) Weighted average rate for the six months ended September 30, 2007

(3) Primarily foreign seasonal lines of credit

(4)  The repayment schedule provides a breakdown by fiscal year for the long term debt outstanding at September 30, 2007.  Short term notes payable to banks to be repaid in fiscal years 2008 and 2009 have not been included in the repayment schedule.

(5)  Debt repayment classification is based on fiscal years ended March 31 for all years except the current year.  The current fiscal year repayments have been adjusted for payments made through September 30, 2007.

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

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In conjunction with the filing of this amended Form 10-Q, as a result of the restatement described in Note 16 to the Condensed Consolidated Financial Statements, our Chief Executive Officer and Chief Financial Officer, with the participation of other members of management, have re-evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of September 30, 2007, and based on this re-evaluation have determined that disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that existed at the end of the second quarter with respect to accounting for income taxes, account reconciliations and accounting for restructuring and asset impairment charges.  In light of these material weaknesses, the Company performed additional analyses and other post-closing procedures to ensure the Company's condensed consolidated financial statements as restated are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

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

          Management has concluded that these control deficiencies in accounting for income taxes constitute a material weakness in the Company’s internal controls over financial reporting.  A material weakness in internal controls over financial reporting is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Account Reconciliation

Subsequent to the issuance of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 8, 2007, the Company concluded that there was a material weakness related to account reconciliations and identified certain misstatements which related to current and prior periods.  Management evaluated these errors and concluded that they were not material to the prior or current financial statements, individually or in the aggregate.

          Management has concluded that these control deficiencies in account reconciliations constitute a material weakness in the Company’s internal controls over financial reporting.  A material weakness in internal controls over financial reporting is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

Accounting for Restructuring and Asset Impairment Charges

Subsequent to the issuance of the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 filed on November 8, 2007, the Company identified errors in its accounting for restructuring and asset impairment charges which impact the financial statements in its September 30, 2007 Quarterly Report of Form 10-Q.  The details of the restatement are more fully described in Note 16 “Restatement” in the Notes to Condensed Consolidated Financial Statements.  The Company believes this error resulted from insufficient preparation and review of restructuring and asset impairment analyses on an interim basis.

          Management has concluded that these control deficiencies in accounting for restructuring and asset impairment charges constitute a material weakness in the Company’s internal controls over financial reporting.  A material weakness in internal controls over financial reporting is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

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

          As noted above management identified material weaknesses related to accounting for income taxes which was discovered during the second quarter, and account reconciliations and accounting for restructuring and asset impairment charges which were discovered during the third quarter.  Specifically, there were deficiencies in certain controls in the accounting for income taxes on a quarterly basis and insufficient preparation and review of restructuring and asset impairment analyses on an interim basis.  There were no changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

Accounting for Income Taxes

In connection with the material weaknesses in internal controls over financial reporting the Company will implement the following controls:

•

The calculation of income tax assets and liabilities relating to our foreign operations will be computed by the foreign operations financial management for future periods to allow the Corporate Foreign Tax Manager to perform an initial level of  review of the calculations;

•

An additional layer of review of the tax calculation will be completed at the Corporate level;

•

Enhancements will be made to the detailed instructions provided to the subsidiary employees to respond to the issues identified in the income tax process;

•

The Company will review the staffing levels, job assignments, and processes to identify other process weaknesses, if any, in order to mitigate the risk of reporting errors within the tax process for future periods; and

•

The Company will engage a third party to perform a detailed review of the quarterly income tax calculations used to determine the quarterly income tax expense.

          The Company will initiate a thorough review of the design of the internal controls related to the preparation of income taxes on a quarterly basis.  This review will incorporate an analysis of the current staffing levels, job assignments and the design of all internal controls processes for the accounting for income taxes.

Account Reconciliation

In connection with the material weaknesses in internal controls over financial reporting the Company plans to take the following remedial measures subsequent to September 30, 2007:

•

The Company will review staffing levels, job assignments, and processes in order to mitigate the risk of non-compliance with the Company’s global account reconciliation policy in future periods; and

•

The Company will provide education about the importance of account reconciliation and provide oversight through the internal audit function.

Accounting for Restructuring and Asset Impairment Charges

In connection with the material weaknesses in internal controls over financial reporting the Company plans to take the following remedial measures subsequent to September 30, 2007:

•

The Company will train additional personnel to ensure the adequate preparation and review of restructuring and asset impairment analyses; and

•

The Company will also review staffing levels, job assignments, and processes to identify other process weaknesses, if any, in order to mitigate the risk of reporting errors within the restructuring and asset impairment review for future periods.

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

          The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim seeks the recovery of €7,377 (US$10,521) plus interest and costs and allegedly arises from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction.  The Company believes the claim to be without merit and intends to vigorously defend it.

Item 1A.    Risk Factors.

We have determined that we have material weaknesses related to our internal control over financial reporting.

In connection with our assessment of internal control over financial reporting for the quarter ended September 30, 2007, management identified certain material weaknesses in internal control over financial reporting related to accounting for quarterly income tax accounting entries, account reconciliations, and accounting for restructuring and asset impairment charges, which are described herein.  In response to the material weaknesses identified by the Company, the Company has taken certain remedial measures intended to correct the design and operational effectiveness of such internal controls; however, we cannot guarantee that such remedial measures will actually correct the design and operational effectiveness of such internal controls and that in the future we will not discover additional material weaknesses in internal control over financial reporting.

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

Alliance One International, Inc.

/s/ Thomas G. Reynolds

Date: February 14, 2008	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

INDEX OF EXHIBITS

Exhibits

3.1	Second Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed August 16, 2007.

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