Form 10-Q
period 2007-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2008-02-15
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2007

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

As of February 1, 2008, the registrant had 96,835,000 shares outstanding of Common Stock (no par value), including 7,853,000 shares owned by a wholly-owned subsidiary.

Part I. Financial Information Item 1. Financial Statements.

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2007 and 2006
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
(in thousands, except per share amounts)
Sales and other operating revenues	$560,059	$458,759	$1,608,379	$1,545,874
Cost of goods and services sold	485,716	398,023	1,378,391	1,303,797

Gross profit	74,343	60,736	229,988	242,077
Selling, administrative and general expenses	37,798	38,671	113,801	118,903
Other income (expense)	(166)	1,461	4,001	4,982
Restructuring and asset impairment costs	6,172	5,545	15,873	28,099
Operating income	30,207	17,981	104,315	100,057

Debt retirement expense	1,614	-	4,801	-
Interest expense (includes debt amortization of $822 and $1,850 for the three months and $2,746 and $4,759 for the nine months in 2007 and 2006, respectively)	22,078	26,543	72,126	81,687
Interest income	2,720	1,586	6,993	4,433
Derivative financial instruments income	-	-	-	290

Income (loss) before income taxes and other items	9,235	(6,976)	34,381	23,093
Income tax expense (benefit)	(5,636)	9,910	2,765	22,754
Equity in net income (loss) of investee companies	-	(63)	294	165
Minority interests	147	463	153	116
Income (loss) from continuing operations	14,724	(17,412)	31,757	388

Income (loss) from discontinued operations, net of tax	973	(10,926)	1,377	(15,553)
Cumulative effect of accounting changes, net of income taxes	-	-	-	(252)
Net income (loss)	$ 15,697	$ (28,338)	$ 33,134	$ (15,417)

Basic earnings per share
Net income (loss) from continuing operations	$ .17	$ (.21)	$ .36	$ -
Income (loss) from discontinued operations	.01	(.12)	.02	(.18)
Net income (loss)	$ .18	$ (.33)	$ .38	$ (.18)

Diluted earnings per share
Net income (loss) from continuing operations	$ .17	$ (.21)	$ .35	$ -
Income (loss) from discontinued operations	.01	(.12)	.01	(.18)
Net income (loss)	$ .18	$ (.33)	$ .36	$ (.18)

Average number of shares outstanding
Basic	88,217	86,515	88,065	86,311
Diluted	89,235	86,515	89,591	86,311

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)				December 31, 2007	December 31, 2006	March 31, 2007
ASSETS
Current assets
Cash and cash equivalents				$ 158,181	$ 25,816	$ 80,258
Trade receivables, net of allowances				195,305	230,708	217,761
Inventories
Tobacco				429,132	547,651	619,468
Other				31,095	35,215	31,623
Advances on purchases of tobacco				79,900	85,782	79,249
Current deferred and recoverable income taxes				35,575	36,954	33,254
Prepaid expenses				53,322	55,073	48,600
Assets held for sale				25,928	9,775	2,793
Other current assets				5,296	3,854	5,793
Assets of discontinued operations				4,210	24,355	12,835
Total current assets				1,017,944	1,055,183	1,131,634
Other assets
Investments in unconsolidated affiliates				20,047	20,273	21,302
Goodwill and intangible assets				32,143	35,777	35,109
Deferred tax assets				76,357	49,351	69,002
Other deferred charges				12,384	16,771	18,136
Other noncurrent assets				123,111	100,809	116,621
				264,042	222,981	260,170

Property, plant and equipment
Land				21,547	25,817	25,802
Buildings				161,827	183,737	182,389
Machinery and equipment				173,607	203,827	197,565
Allowances for depreciation				(137,296)	(149,940)	(143,688)
				219,685	263,441	262,068
				$1,501,671	$1,541,605	$1,653,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 251,356	$ 189,044	$ 179,097
Accounts payable				114,751	85,197	188,003
Advances from customers				110,570	128,385	125,403
Accrued expenses				52,757	45,818	65,077
Income taxes				10,935	24,529	26,461
Long-term debt current				18,103	100,728	5,231
Liabilities of discontinued operations				84	9,263	10,379
Total current liabilities				558,556	582,964	599,651
Other liabilities
Long-term debt				549,477	629,894	726,625
Deferred income taxes				10,307	6,007	10,895
Liability for unrecognized tax benefits				51,426	-	-
Pension, postretirement and other long-term liabilities				95,586	106,313	87,730
Total noncurrent liabilities				706,796	742,214	825,250
Minority interest in subsidiaries				3,407	2,887	3,425

Commitments and contingencies				-	-	-

Stockholders’ equity	Dec. 31, 2007	Dec. 31, 2006	March 31, 2007
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,835	95,622	96,467	462,365	452,821	459,563
Retained deficit				(242,122)	(235,353)	(241,534)
Accumulated other comprehensive income (loss)				12,669	(3,928)	7,517
				232,912	213,540	225,546
				$1,501,671	$1,541,605	$1,653,872
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2007 and 2006 (Unaudited)

(in thousands)	December 31, 2007	December 31, 2006

Operating activities
Net income (loss)	$ 33,134	$ (15,417)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Net (income) loss from discontinued operations	(1,377)	15,553
Decrease in accounts receivable	18,877	104,118
Decrease in inventories and advances to suppliers	172,945	200,147
Decrease in accounts payable and accrued expenses	(90,635)	(144,369)
Decrease in advances (liabilities)	(16,276)	(100,238)
Depreciation and amortization	26,457	27,663
Debt amortization/interest	6,341	4,759
Restructuring and asset impairment charges	12,413	15,888
Deferred items	(11,055)	4,440
Loss on foreign currency transactions	1,050	5,033
Stock option expense	1,827	3,401
(Gain) on sale of fixed assets	(4,673)	(2,872)
Changes in other operating assets and liabilities	9,397	17,269
Net cash provided by operating activities of continuing operations	158,425	135,375
Net cash provided (used) by operating activities of discontinued operations	(2,327)	6,658
Net cash provided by operating activities	156,098	142,033

Investing activities
Purchases of property and equipment	(13,871)	(6,744)
Proceeds on sale of property and equipment	8,671	14,978
Cash received (distributed) in disposition of business	15,033	(5,204)
Return of capital on investments in unconsolidated affiliates	9,520	10,276
Increase in restricted cash	(497)	-
Changes in other assets	4,294	9,932
Net cash provided by investing activities of continuing operations	23,150	23,238
Net cash provided by investing activities of discontinued operations	27	227
Net cash provided by investing activities	23,177	23,465

Financing activities
Net change in short-term borrowings	64,551	(124,350)
Proceeds from long-term borrowings	13,994	144,552
Repayment of long-term borrowings	(180,128)	(185,381)
Debt issuance cost	(1,793)	(1,388)
Proceeds from sale of stock	1,631	642
Net cash used by financing activities of continuing operations	(101,745)	(165,925)
Net cash used by financing activities of discontinued operations	-	-
Net cash used by financing activities	(101,745)	(165,925)

Effect of exchange rate changes on cash	393	258

Increase (decrease) in cash and cash equivalents	77,923	(169)
Cash and cash equivalents at beginning of period	80,258	25,985

Cash and cash equivalents at end of period	$ 158,181	$ 25,816

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco in North America, Africa, Europe, South America and Asia.

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

          In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141.  SFAS 141(R) requires assets and liabilities acquired in a business combination, contingent consideration and certain acquired contingencies to be measured at their fair values as of the date of acquisition. SFAS 141(R) also requires that acquisition-related costs and restructuring costs be recognized separately from the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010.  The Company is evaluating the impact of SFAS 141(R) on its financial condition and results of operations.

          In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 clarifies the accounting for noncontrolling interests and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary, including classification as a component of equity.  SFAS 160 is effective for fiscal years beginning after December 15, 2008, the Company’s fiscal year 2010.  The Company is evaluating the impact of SFAS 160 on its financial condition and results of operations.

Equity and Cost Method Investments

The Company’s equity method investments and its cost method investments, which include its Zimbabwe operations, are in non-marketable securities. The Company reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered.  In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized.  Preparing discounted future operating cash flow analysis requires that Company management make significant judgments with respect to future operating earnings growth rates and selecting an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the corresponding discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

Taxes Collected from Customers

In June 2006, the FASB reached consensus on Emerging Issues Task Force (“EITF”) No. 06-3, “ How Taxes Collected from Customers and Remitted to Governmental Authorities Should be Presented in the Income Statement”. The scope of EITF No. 06-3 includes any tax assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer and may include, but is not limited to, sales, use, value added, and excise taxes. The EITF affirmed its conclusion that entities should present these taxes in the income statement on either a gross or a net basis, based on their accounting policy, which should be disclosed pursuant to Accounting Principles Board Opinion (“APB”) No. 22, “Disclosure of Accounting Policies.” Certain of our subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $2,665 and $956 for the three months ended December 31, 2007 and 2006, respectively and $16,659 and $20,005 for the nine months ended December 31, 2007 and 2006, respectively.

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

         Other than the estimated final settlement payment of $2,944 with regard to the Florimex settlement, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.

         The Company is subject to taxation in the United States, various states within the United States, and foreign jurisdictions. There are tax filings in major jurisdictions that are open to investigation by tax authorities; in the United States from 2004, in Turkey from 2003, in Brazil from 2002, in Malawi from 2001, in Argentina from 2002, in Tanzania from 2002, and in Switzerland from 2002.

Florimex

On October 31, 2002, the Company received an assessment from the tax authorities in Germany regarding the taxable gain from the sale of its former flower operations, Florimex, in September 1998.  The report concluded that the value of the real estate located in Germany was greater than the value assigned to such real estate in the sale of Florimex.  On January 2, 2007, the Company received notice that the local Fiscal Tax Court of Baden-Wurttemberg decided in favor of the German tax authorities and also denied the Company’s request for appeal.  The Company appealed this decision.

         On October 2, 2007, the Company received notice that it was successful in its appeal with the highest German Fiscal Tax Court against the decision of the local Fiscal Tax Court of Baden-Wurttemberg. Therefore, the case was remanded back to the local Fiscal Tax Court.  Per the highest German Fiscal Tax Court’s decision, the local Fiscal Tax Court failed to fulfill its duty to clarify and review all relevant facts pertaining to this case and as such, had to determine and attempt to prove, after further analysis, that the value assigned to the real estate in question in the sale of Florimex was in fact an abuse of law. As of September 30, 2007, the FIN 48 liability for unrecognized tax benefits related to this assessment was $11,313, which included $3,132 of interest.

         During the three months ended December 31, 2007, the Company reached a favorable settlement with the German taxing authorities concerning the Florimex case. Therefore, the Company has reduced its liability for unrecognized tax benefits by $8,388, which includes $2,337 of interest. As a result, an income tax benefit of $8,388 is being recognized as a credit to income tax expense during the third quarter. There remain additional audit adjustments relative to Germany that were reflected in the liability for unrecognized tax benefits of which we estimate a final assessment of $2,944, including $795 of interest expense, within the next twelve months.

Provision for the Nine Months Ended December 31, 2007

The effective tax rate used for the nine months ended December 31, 2007 was an expense of 8.0% compared to an expense of 98.5% for the nine months ended December 31, 2006.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2008 will be 8.2% after absorption of discrete items.

         For the nine months ended December 31, 2007, the company recorded a specific event adjustment benefit of $2,219 bringing the effective tax rate estimated for the nine months of 14.5% to 8.0%.  This specific event adjustment benefit relates primarily to the reversal of the FIN 48 liability for the successful conclusion of the Company’s appeal in Germany against the tax assessment regarding the sale of its former flower operations, Florimex, interest on liabilities for unrecognized tax benefits, and exchange losses on income tax accounts.  During the nine months ended December 31, 2006, net expense adjustments of $5,676, primarily related to additional income tax expense accrued for the tax audit in Germany and to a reduction of tax rates in Turkey, were recorded as specific events.  The net effect of these adjustments on the tax provision was to increase the effective tax rate for the nine months ended December 31, 2006 from an expense of 74.0% to 98.5%.  The significant difference from the statutory rate is primarily due to the inability to recognize the benefit of losses in certain jurisdictions.  During the nine months ended December 31, 2007, the Company accrued an additional $7,434 of interest expense and exchange losses related to unrecognized tax benefits.

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues to execute the merger integration plan which began in fiscal 2006 and is expected to continue throughout fiscal 2008.  In addition, the Company records other restructuring and impairment charges as they occur in the normal course of business in accordance with SFAS No. 144 and SFAS No. 146.  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months and nine months ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Restructuring and Asset Impairment Charges
Employee separation and other cash charges:
Beginning balance	$ 2,038	$ 6,390	$ 2,747	$ 13,644
Period charges:
Severance charges	3,450	3,266	5,478	7,738
Spain operation sale	13	409	13	493
CdF operation sale	74	-	74	-
Other cash charges	-	807	163	1,136
Total period charges	3,537	4,482	5,728	9,367
Payments through December 31	(2,719)	(6,033)	(5,619)	(18,172)
Ending balance December 31	$ 2,856	$ 4,839	$ 2,856	$ 4,839

Assets impairments and other non-cash charges:
SFAS No. 144 assets impairment – tobacco operations:
Greece machinery and equipment impairment	$ 61	$ -	$ 1,035	$ 3,166
CdF operation sale	-	-	6,127	-
Thailand assets impairment	-	-	-	1,333
Turkey impairment	2,625	-	2,625	-
Other non-cash charges (recoveries)	(51)	1,063	358	987
Deconsolidated Zimbabwe cost investment	-	-	-	13,246
Total asset impairments and other non-cash charges	$ 2,635	$ 1,063	$ 10,145	$ 18,732

Total restructuring and asset impairment charges for the period	$ 6,172	$ 5,545	$15,873	$ 28,099

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months and nine months ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Separation and Other Cash Charges	2007	2006	2007	2006

Beginning balance:	$ 2,038	$ 6,390	$ 2,747	$ 13,644
South America	240	30	30	83
Other regions	1,798	6,360	2,717	13,561
Period charges:	$ 3,537	$ 4,482	$ 5,728	$ 9,367
South America	148	42	1,326	1,088
Other regions	3,389	4,440	4,402	8,279
Payments through December 31:	$(2,719)	$ (6,033)	$(5,619)	$(18,172)
South America	(148)	(41)	(1,116)	(1,140)
Other regions	(2,571)	(5,992)	(4,503)	(17,032)
Ending balance December 31:	$ 2,856	$ 4,839	$ 2,856	$ 4,839
South America	240	30	240	30
Other regions	2,616	4,809	2,616	4,809

         All asset impairment charges were related to the Other Regions segment during the three months and nine months ended December 31, 2007 and 2006.

         All costs of integration actions are recorded in earnings as restructuring and asset impairment costs only when they are incurred or meet the criteria for recording in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” or SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities”.

Zimbabwe – Investment Impairment

As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  A non-cash impairment charge of $47,899 was recorded to reduce the net investment in Zimbabwe operations to estimated fair value at March 31, 2006.

         Governmental authorization is required before any dividends can be paid from a Zimbabwe operation.  The Company’s Zimbabwe operations had attempted to pay dividends prior to fiscal 2007 but were unsuccessful because it did not satisfy certain criteria set by the Reserve Bank of Zimbabwe and the government refused to grant the necessary authorizations.  During the three months ended September 30, 2006, the Company received a $10,000 dividend payment from one of its Zimbabwe subsidiaries that had been negotiated with the Zimbabwe authorities.  The $10,000 was permitted as a result of a negotiated prepayment of $20,000 of export funds due into Zimbabwe at a later date.  The dividend was recorded as a reduction in the investment in the Zimbabwe subsidiary.

         Economic and political conditions in Zimbabwe continued to decline in the first six months ended September 30, 2006 as inflation, lending rates and investment rates deteriorated.  General farming operations were negatively impacted by the lack of foreign exchange to buy crop inputs and fuel.  The crop size in Zimbabwe also continued to decline.  Due to the continually declining conditions, the Company reevaluated the Zimbabwe operational structure during the quarter ended September 30, 2006 and made several significant operational changes.  These changes include closing the Zimbabwe processing factory and outsourcing the 2006 crop tobacco processing as well as significantly reducing permanent personnel.

         Based on events discussed above, the Company evaluated the fair value of the Zimbabwe operations and determined that the net investment in the Zimbabwe operations exceeded the estimated fair value.  The Company recorded an additional non-cash impairment charge of $13,246 during the quarter ended September 30, 2006 to write down the net investment in the Zimbabwe operations to zero.

         The economic and political conditions in Zimbabwe continued to decline during the nine months ended December 31, 2007, which was evidenced by continued devaluation of Zimbabwe currency and certain large, multi-national companies withdrawing and terminating operations in Zimbabwe.

         During the three months ended September 30, 2007, the Company received a $7,000 dividend payment from one of its Zimbabwe subsidiaries after negotiations with the Zimbabwe authorities similar to those of the prior year. The $7,000 was permitted as a result of a negotiated prepayment of $14,000 of export funds that were originally due into Zimbabwe at a later date.  During the three months ended December 31, 2007, the Company received an additional $363 dividend payment from one of its Zimbabwe subsidiaries.

         Due to the economic and political risk associated with the operations in Zimbabwe, the dividends were recorded as a return against current Zimbabwe advances.  The Company continues to provide advances to Zimbabwe for the purchase of tobacco.  As of December 31, 2007, the Company has $6,698 of net tobacco purchase advances outstanding to its Zimbabwe subsidiary.

Sale of Compañía General de Tabacos de Filipinas, S.A.  – Dark Air-Cured Operations

As a consequence of the overcapacity within certain markets of the industry, the Company decided to dispose of its dark air-cured operations. On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compañía General de Tabacos de Filipinas, S.A. ("CdF") the owner of the Company’s dark air-cured tobacco business.  As the Company completed the sale of CdF on October 2, 2007, a restructuring and asset impairment analysis was performed as of September 30, 2007. Based on this analysis, the Company recorded restructuring and asset impairment charges of $6,918 at September 30, 2007. These charges include a $6,127 impairment charge on the sale of CdF which considers the $3,878 currency translation account debit that was included in accumulated other comprehensive income as of September 30, 2007 and the valuation of assets to be received from the purchaser.  The remaining charges of $791 are for employee severance.  During the quarter ended December 31, 2007, additional restructuring costs of the sale of $74 were incurred.

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

Greece – Asset Impairment

As a result of the partial and pending full closure of Greek operations, the Company tested the long-lived assets for impairment and recorded asset impairment charges of $1,035 and $3,166 related to machinery and equipment during the nine months ended December 31, 2007 and 2006, respectively.  The Company intends to conclude the sale of this machinery and equipment in fiscal 2008.

Turkey – Asset Impairment

As a result of significant reductions in future Turkish flue cured and burley tobacco volumes from customer information received in the current quarter, the Company tested certain related long-lived assets for impairment and recorded impairment charges of $2,625 in the quarter ended December 31, 2007, which is net of an expected customer exit fee of $1,700.

Sale of Spanish Tobacco Operations

On February 1, 2006, the Company entered into agreement to sell 100% of the stock of Agroexpansion, S.A., its former DIMON operation, and World Wide Tobacco España,, S.A. (WWTE), its former Standard operation. In connection with the decision to close the operations, the Company reviewed its fixed assets for impairment.  In the third and fourth quarters of fiscal 2006, the Company recorded asset impairment and restructuring costs of $10,576.  Of this amount, the Company recognized $3,241 in earnings and an adjustment related to the former Standard operations of $7,335 as an adjustment to the purchase price of the merger at March 31, 2006 in connection with the pending sale. The Company completed the sale of Agroexpansion and WWTE on August 1, 2006. Additional restructuring charges of $493 were recorded during the nine months ended December 31, 2006, to complete the transaction.  In the nine months ended December 31, 2007, $13 was incurred in finalizing the severance that was accrued at the end of March 31, 2007.

Assets Held for Sale

As of December 31, 2007, assets of $25,928 were actively marketed and classified in the Company’s balance sheet as assets held for sale.  The Company evaluated the criteria of SFAS No. 144 and concluded that these assets qualify as assets held for sale.  The assets are primarily production and administrative facilities in Brazil, Malawi and Greece that had become redundant.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and nine months ended December 31, 2007 and 2006.

          Goodwill and Intangible Asset Rollforward:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
Weighted average remaining
useful life in years
as of March 31, 2007		18	1
March 31, 2006 balance:
Gross carrying amount	$ 4,186	$33,700	$ 10,815	$ 48,701
Accumulated amortization	-	(1,474)	(9,285)	(10,759)
Net March 31, 2006	4,186	32,226	1,530	37,942
Amortization expense	-	(421)	(399)	(820)
Net June 30, 2006	4,186	31,805	1,131	37,122
Amortization expense	-	(422)	(264)	(686)
Net September 30, 2006	4,186	31,383	867	36,436
Amortization expense	-	(421)	(238)	(659)
Net December 31, 2006	4,186	30,962	629	35,777
Amortization expense	-	(421)	(247)	(668)
Net March 31, 2007	4,186	30,541	382	35,109
Amortization expense and tax adjustments	(1,392)	(421)	(217)	(2,030)
Net June 30, 2007	2,794	30,120	165	33,079
Amortization expense	-	(422)	(42)	(464)
Net September 30, 2007	2,794	29,698	123	32,615
Amortization expense	-	(421)	(51)	(472)
Net December 31, 2007	$ 2,794	$29,277	$ 72	$ 32,143

          Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Total
For year ended 2008	$ 1,685	$ 382	$ 2,067
For year ended 2009	1,685	-	1,685
For year ended 2010	1,685	-	1,685
For year ended 2011	1,685	-	1,685
For year ended 2012	1,685	-	1,685
Later years	22,116	-	22,116
	$ 30,541	$ 382	$ 30,923

5.  DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

Summary of Results of Operations

Discontinued Operations, Other Regions Segment

Three Months Ended December 31, 2007	Italy	Mozambique	Wool	Non-Tobacco	Total
Sales and other revenues	$ -	$ 84	$ -	$ -	$ 84

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 731	$ 139	$ -	$ -	$ 870
Income tax (benefit)	(81)	(22)	-	-	(103)
Income from discontinued operations, net of tax	$ 812	$ 161	$ -	$ -	$ 973

Three Months Ended December 31, 2006
Sales and other revenues	$ 1,001	$ 3,527	$ -	$ -	$ 4,528

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$(10,891)	$ (207)	$ 3	$ -	$ (11,095)
Income tax (benefit)	(150)	(19)	-	-	(169)
Income (loss) from discontinued operations, net of tax	$(10,741)	$ (188)	$ 3	$ -	$ (10,926)

Nine Months Ended December 31, 2007
Sales and other revenues	$ 5,710	$ 1,429	$ -	$ -	$ 7,139

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 1,059	$ 320	$ -	$ -	$ 1,379
Income tax expense (benefit)	13	(11)	-	-	2
Income from discontinued operations, net of tax	$ 1,046	$ 331	$ -	$ -	$ 1,377

Nine Months Ended December 31, 2006
Sales and other revenues	$ 3,978	$ 6,062	$ -	$ 5	$ 10,045

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$(13,460)	$ 664	$ (734)	$ 42	$ (13,488)
Income tax expense (benefit)	(60)	(19)	-	2,144	2,065
Income (loss) from discontinued operations, net of tax	$(13,400)	$ 683	$ (734)	$ (2,102)	$ (15,553)

Summary of Assets and Liabilities

Discontinued Operations, Other Regions Segment *

December 31, 2007	Italy	Mozambique	Wool	Total
Assets of discontinued operations:
Trade receivables, net of allowances	$ -	$ 136	$ -	$ 136
Inventory and advances	-	175	-	175
Net property, plant and equipment and other assets	-	-	3,899	3,899
Total assets of discontinued operations	$ -	$ 311	$ 3,899	$ 4,210

Liabilities of discontinued operations:
Accounts payable	$ -	$ 34	$ -	$ 34
Advances from customers and accrued expenses	-	50	-	50
Total liabilities of discontinued operations	$ -	$ 84	$ -	$ 84

December 31, 2006
Assets of discontinued operations:
Cash	$ -	$ -	$ -	$ -
Trade receivables, net of allowances	1,572	59	-	1,631
Inventory and advances	11,880	5,663	-	17,543
Net property, plant and equipment and other assets	195	687	4,299	5,181
Total assets of discontinued operations	$ 13,647	$ 6,409	$ 4,299	$ 24,355

Liabilities of discontinued operations:
Accounts payable	$ 1,721	$ 293	$ -	$ 2,014
Advances from customers and accrued expenses	1,155	6,094	-	7,249
Total liabilities of discontinued operations	$ 2,876	$ 6,387	$ -	$ 9,263

March 31, 2007
Assets of discontinued operations:
Trade receivables , net of allowances	$ 917	$ 820	$ -	$ 1,737
Inventory and advances	5,294	1,853	-	7,147
Net property, plant and equipment and other assets	39	13	3,899	3,951
Total assets of discontinued operations	$ 6,250	$ 2,686	$ 3,899	$ 12,835

Liabilities of discontinued operations:
Accounts payable	$ 7,316	$ 532	$ -	$ 7,848
Advances from customers and accrued expenses	542	1,989	-	2,531
Total liabilities of discontinued operations	$ 7,858	$ 2,521	$ -	$ 10,379

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

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop due to its determination that it was not in the Company’s economic interest to remain in Mozambique after losing a concession for the 2007 crop year. In connection with this decision, the Company evaluated the criteria of SFAS No. 144 and concluded that the Mozambique operations qualified to be presented as assets held for sale and accordingly, the assets were written down to their fair value less any selling costs.  As of December 31, 2007, the Company sold all assets except for inventory and accounts receivable.  The Company anticipates completing the disposition of inventory and collecting related accounts receivable in fiscal 2008.

Discontinued Wool Operations, Other Regions Segment

The remaining wool operation assets are primarily in France and are the subjects of separate sales agreements pending governmental approval.  Due to unexpected delays in obtaining approval from the French government, the sale of these operations has been delayed.  The Company anticipates completing the disposition of the assets in 2008.

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

          The following table presents the summary segment information for the three and nine months ended December 31, 2007 and 2006:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Sales and other operating revenues:
South America	$ 155,468	$ 69,886	$ 773,482	$ 663,942
Other regions	404,591	388,873	834,897	881,932
Total revenue	$ 560,059	$ 458,759	$ 1,608,379	$ 1,545,874

Operating income:
South America	$ 2,997	$ (5,389)	$ 73,191	$ 75,128
Other regions	27,210	23,370	31,124	24,929
Total operating income	30,207	17,981	104,315	100,057
Debt retirement expense	1,614	-	4,801	-
Interest expense	22,078	26,543	72,126	81,687
Interest income	2,720	1,586	6,993	4,433
Derivative financial instruments income	-	-	-	290
Income before income taxes and
other items	$ 9,235	$ (6,976)	$ 34,381	$ 23,093

Analysis of Segment Assets	December 31, 2007	December 31, 2006	March 31, 2007
Segment assets:
South America	$ 631,052	$ 543,808	$ 757,861
Other regions	870,619	997,797	896,011
Total assets	$1,501,671	$1,541,605	$1,653,872

7.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly-owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at December 31, 2007 and 2006.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

          For the three months and nine months ended December 31, 2007, the weighted average number of shares outstanding was increased by a total of 1,018 shares and 1,526 shares, respectively of common stock equivalents for employee stock options and restricted shares outstanding for the computation of diluted earnings per share.  Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  At December 31, 2007, these shares totaled 2,251 at a weighted average exercise price of $7.21 per share for the quarter and 187 at a weighted average exercise price of $9.24 per share for the nine months.

          For the three months and nine months ended December 31, 2006, all outstanding restricted stock and stock options were excluded because the effect of their inclusion would have been antidilutive.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2007	2006	2007	2006
Net income (loss)	$ 15,697	$ (28,338)	$33,134	$ (15,417)
Equity currency conversion adjustment	3,707	3,736	5,152	10,202
Total comprehensive income	$ 19,404	$ (24,602)	$38,286	$ (5,215)

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

          For the three months ended December 31, 2007 and 2006, respectively, compensation expense for stock-based compensation plans was $614 and $1,158.  For the nine months ended December 31, 2007 and 2006, respectively, compensation expense for stock-based compensation plans was $1,827 and $3,401.  The corresponding income tax benefit recognized for stock-based compensation plans was $19 and $246 for the three months and $332 and $854 for the nine months ended December 30, 2007 and 2006, respectively.

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007.  As with the Company’s prior equity compensation plans, the 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.  A maximum of 5,000 shares are reserved for issuance pursuant to awards under the 2007 Plan.  All prior equity compensation plans have been superseded, and no new equity awards can be granted from them.  As of December 31, 2007, 1,428 equity awards have been granted under the 2007 Plan, leaving 3,572 shares available for future awards under the 2007 Plan.  Total equity awards outstanding are 4,054 inclusive of the 1,428 awards granted under the 2007 plan and 2,626 awards granted under prior plans.  Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans.  Individual types of awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest at the end of three years or ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 1,166 stock options and 477 stock options granted during the nine months ended December 31, 2007 and 2006, respectively.

          Assumptions used to determine the fair value of options issued in 2007 and 2006 include the following:

	2007	2006
Grant Date Price	$7.48	$3.94
Exercise Price	$7.48	$3.94
Expected Life in Years	7.00	6.25
Annualized Volatility	47%	47%
Annual Dividend Rate	0%	0%
Discount Rate	4.39%	4.83%

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	2,800	6.94	6.00	$ 6,417
Granted	1,166	7.48	10.00	$ -
Exercised	(266)	5.91	5.64	$ (915)
Forfeited	(209)	7.33	2.42	$ 506
Expired	(191)	22.35	-	$(2,778)
Outstanding at December 31, 2007	3,300	6.30	7.14	$(7,346)
Vested and expected to vest	3,218	6.29	7.09	$(7,149)
Exercisable at December 31, 2007	1,607	6.23	4.99	$(3,468)

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The closing price will be subject to the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  The expense related to stock option awards was $400 and $225 for the three months ended December 31, 2007 and 2006, respectively.  Stock option expense for the nine months ended December 31, 2007 and 2006 was $795 and $658, respectively.  Cash received from the exercise of options was $1,631 for the nine months ended December 31, 2007.

          The table below shows the movement in unvested shares from March 31, 2007 to December 31, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2007	1,175	$1.79	$ 2,103
Granted	1,166	4.08	4,756
Forfeited	(103)	2.18	(223)
Vested	(546)	1.77	(965)
Unvested December 31, 2007	1,692	$3.35	$ 5,671

          As of December 31, 2007, there is $4,839 of unearned compensation related to stock option awards which will vest over a weighted average remaining life of 3.19 years.

Stock Options with Stock Appreciation Rights

Stock appreciation rights (SARs) have historically been granted in tandem with certain option grants under which the employee may choose to receive in cash the excess of the market price of the share on the exercise date over the market price on the grant date (the intrinsic value of the share) rather than purchase the shares.  The choice to receive cash is limited to five years after grant.  After the fifth year and up to the tenth year after grant, the employee will continue to be able to purchase shares under the award but no longer has the choice of receiving the intrinsic value of the shares.  Compensation expense for Stock Options with Stock Appreciation Rights is treated as a liability due to the express ability of the employee to make the choice of whether to receive cash or purchase shares.  Prior to the adoption of SFAS 123(R), the intrinsic value of SARs outstanding was multiplied by the cumulative vesting in each SAR award to determine the liability at each balance sheet date.  Amounts charged to compensation expense resulted from the change in the vested intrinsic value between balance sheet dates.  Following adoption of SFAS 123(R), the fair value of SARs are determined at each balance sheet date using a Black-Scholes valuation model multiplied by the cumulative vesting of each SAR award.  After consideration for estimated forfeitures, this change in accounting resulted in a cumulative effect of accounting change adjustment of $252 on April 1, 2006.  SARs awards have historically been given to non-U.S. recipients and the Company did not realize a tax benefit.

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at March 31, 2007	328	$6.54	1.84	$ 881	$1,208
Forfeited	(76)	$6.53	1.14	$ 263	$ 314
Exercised	(38)	$6.58	0.76	$ 115	$ 130
Expired	(48)	$6.25	-	$ 73	$ -
Outstanding at December 31, 2007	166	$6.62	1.45	$ (422)	$ 42
Exercisable at December 31, 2007	166	$6.62	1.45	$ (422)	$ 42
Vested and Expected to Vest	166	$6.62	1.45	$ (422)	$ 42

          All stock options with attached SARs became vested as of October 2007.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized income of $201 and expense of $325 for the three months and income of $829 and expense of $227 for the nine months ended December 31, 2007 and 2006, respectively, related to stock options with attached SARs.

          The table below shows the movement in unvested SARs from March 31, 2007 to December 31, 2007.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2007	132	$1.81	$ 239
Vested	(109)	1.81	(197)
Forfeited	(23)	1.81	(42)
Unvested December 31, 2007	-	$1.81	$ -

          Assumptions used to determine the fair value of SARs as of December 31 included the following:

	2007	2006
Stock Price	$4.07	$7.06
Exercise Price	$6.62	$6.54
Expected Life in Years	1.5	1.9
Annualized Volatility	40%	47%
Annual Dividend Rate	0%	0%
Discount Rate	3.08%	4.88%

          Because the exercise price of these SARs is above the current stock price, the expected life has been determined to be the maximum time period the SARs may be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company’s stock price.

Restricted Stock

Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  The fair value of restricted shares is determined on grant date and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2007	854	4.84
Granted	262	7.48
Vested	(341)	5.47
Forfeited	(21)	5.09
Restricted at December 31, 2007	754	5.57

          As of December 31, 2007, there was $1,621 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through July 2011.  Expense recognized due to the vesting of restricted stock awards was $416 and $608 for the three months and $1,861 and $2,419 for the nine months ended December 31, 2007 and 2006, respectively.

10.  CONTINGENCIES

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  The Company has appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance and is awaiting the final decision from the Supreme Court.  As of December 2007, the balance of the reserve is $236 and payments of $273 have been made.

          The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,452 and the total assessment including penalties and interest through December 31, 2007 is $12,601.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

          The assessment of $7,452 represents intrastate trade tax credit amounts which were offset against intrastate trade tax receivables. At December 31, 2007 the Company also has intrastate trade tax receivables from Parana of $10,925.  An impairment charge of $7,039 was recorded in the current quarter against the asset.  The impairment charge is based upon the estimated fair value of the asset taking into consideration the time it will take to appeal, market interest rates and uncertainty as to the outcome.  As the impairment charge pertains to procurement of raw materials, $5,772 has been charged to cost of goods and services sold and $1,267 has been capitalized into inventory and will be charged to cost of goods and services sold as the inventory is sold.

          The Company is investigating potential alternatives to minimize any future impact from new intrastate trade tax credits receivable from the State of Parana related to  tobacco transferred between states within Brazil.

Other

Since October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (EC) has been conducting an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.  The Company and its subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined the Company and its Spanish subsidiaries €4,415 (US$5,641).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and its Italian subsidiaries have been assessed a fine in the aggregate amount of €24,000 (US$28,800).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed the Company in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  The Company, along with its applicable subsidiaries, has appealed the decisions of the Commission with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision, but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above, and actually paid all of such fines as part of the appeal process.

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim seeks the recovery of €7,377 (US$10,858) plus interest and costs and allegedly arises from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction.  The Company believes the claim to be without merit and intends to vigorously defend it.

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

           On October 16, 2007, the Supreme Court of Malawi issued a ruling that changed the legal interpretation of compensation to be considered in determining severance payments. Total compensation in determining severance payments is to include not only paid compensation but also benefits.  During the review of the effects of this change on the Company’s liability to exiting employees, the Company discovered that it could have to pay qualified departing employees both pension and severance payments. The accepted practice within Malawi and followed by the Company has been to pay the higher of the pension liability or the severance liability to qualified departing employees. This liability arose from the passage of the Malawi Employment Act of 19th May 2000 that legislated severance pay.  The Company believes it is reasonably possible that it may be exposed to paying both the pension liability and the severance liability, based on total compensation to qualified employees. The Company estimates exposure to qualified employees will not exceed $2,000 and believes that payment of this liability is not probable.

           On January 10, 2008, one of the Company’s Brazilian subsidiaries, Alliance One Brasil Exportadora de Tobaccos Ltda., received notice that the Public Prosecutor’s Office in the State of Santa Catarina had filed a lawsuit against the Company and other tobacco processors in the area on behalf of all tobacco farmers.  The lawsuit primarily asserts that there exists an employment relationship between tobacco processors and tobacco farmers. At the initial hearing, held on January 29, 2008, the judge appointed to hear the claim announced that during the coming weeks he will decide the merits of the action and if the claim, due to its complexity, should be forwarded to a Superior Court. The Company believes the claim to be without merit and intends to vigorously defend itself.

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At December 31, 2007, the Company was guarantor of an amount not to exceed $327,555 with $322,178 outstanding under these guarantees.  Of these guarantees, $285,642 relates to Brazilian farmers.  FASB Interpretation 45 (FIN 45) requires recognition of a liability for the fair value of guarantees of this nature.  The Company estimates the fair value of these guarantees is $16,816.  See also Note 14 “Advances on Purchases of Tobacco” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10,000 to $250,000 by adding additional Lenders thereto.  As of September 30, 2007, the entire $145,000 term loan B had $0 outstanding.

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

Collateral.  The Company’s borrowings under the Credit Facility are secured by a first priority pledge of:

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

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or nine months ended December 31, 2007.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315,000 of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150,000 of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the three months ended December 31, 2007, the Company purchased $22,967 of its $315,000 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $292,033 of the 11% Senior Notes outstanding at December 31, 2007.  Associated cash premiums paid were $1,206 and non-cash deferred financing costs of $408 were accelerated. From time to time in the future the Company may purchase more of its debt securities in the open market or through a tender process.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or nine months ended December 31, 2007.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100,000 of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2007, the Company had approximately $251,356 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $536,371. Additionally against these lines there was $16,142 available in unused letter of credit capacity with $23,581 issued but unfunded.

         The following table summarizes our debt financing as of December 31, 2007:

			December 31, 2007
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest		Repayment Schedule (4) (5)
	2007	2007	Available	Rate		2008	2009	2010	2011	2012	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250,000
Term loan B	145,000	-	-			-	-	-	-	-	-
	145,000	-	250,000			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	315,000	292,033	-	11.0%		-	-	-	-	-	292,033
8 ½% senior notes due 2012	149,270	149,359	-	8.5%		(30)	(131)	(142)	(155)	(169)	149,986
Other (1)	10,157	10,157	-			-	-	-	-	3,437	6,720
	474,427	451,549	-			(30)	(131)	(142)	(155)	3,268	448,739

12 ¾% senior subordinated notes due 2012	91,608	92,373	-	12.8%		(275)	(1,206)	(1,400)	(1,625)	(1,885)	98,764

Other long-term debt	20,821	23,659	20,956	8.2%	(2)	4,361	16,187	1,903	889	29	290

Notes payable to banks (3)	179,097	251,356	245,292	6.7%	(2)	-	-	-	-	-	-

Total debt	$ 910,953	$ 818,937	516,248			$4,056	$14,850	$ 361	$ (891)	$1,412	$547,793

Short term	$ 179,097	$ 251,356
Long term:
Long term debt current	$ 5,231	$ 18,103
Long term debt	726,625	549,477
	$ 731,856	$ 567,580

Letters of credit	$ 17,842	$ 23,581	16,142

Total credit available			$532,390

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(2) Weighted average rate for the nine months ended December 31, 2007

(3) Primarily foreign seasonal lines of credit

(4)  The repayment schedule provides a breakdown by fiscal year for the long term debt outstanding at December 31, 2007.  Short term notes payable to banks to be repaid in fiscal years 2008 and 2009 have not been included in the repayment schedule.

(5)  Debt repayment classification is based on fiscal years ended March 31 for all years except the current year.  The current fiscal year repayments have been adjusted for payments made through December 31, 2007.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

Floating to Fixed Rate Interest Swaps

As of June 30, 2006, all floating to fixed rate interest swaps had been terminated.  For the three months and nine months ended December 31, 2006, the Company recognized non-cash income before income taxes of $0 and $290, respectively from the change in fair value of these derivative financial instruments.  With the recognition of each income or expense relating to these instruments, a corresponding amount is recognized in Pension, Postretirement and Other Long-Term Liabilities.

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs as well as selling, administrative and general costs.  Some of these contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the three months ended December 31, 2007 and 2006, a loss of $1,183 and income of $1,628, respectively, has been recorded in cost of goods and services sold.  For the nine months ended December 31, 2007 and 2006, income of $8,419 and $6,124, respectively, has been recorded in cost of goods and services sold.  For the three months ended December 31, 2007 and 2006, a loss of $43 and $0 respectively, has been recorded in selling, administrative and general expenses.  For the nine months ended December 31, 2007 and 2006, a loss of $25 and $0, respectively, has been recorded in selling, administrative and general expenses.

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

          Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Greece, Turkey and the United Kingdom.

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Service cost	$ 700	$ 873	$2,099	$2,618
Interest expense	1,947	1,984	5,841	5,952
Expected return on plan assets	(1,706)	(1,630)	(5,117)	(4,890)
Amortization of prior service cost	(36)	491	(108)	1,473
Effect of settlement/curtailment costs	-	318	-	318
Actuarial loss	162	148	487	445
Net periodic pension cost	$1,067	$2,184	$3,202	$5,916

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of December 31, 2007, contributions of $4,649 were made to pension plans for fiscal 2008.  Additional contributions to pension plans of approximately $1,129 are expected during the remainder of fiscal 2008.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of December 31, 2007, contributions of $615 were made to the plan for fiscal 2008.  Additional contributions of $326 to the plan are expected during the rest of fiscal 2008.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2007	2006	2007	2006
Service cost	$ 18	$ 22	$ 55	$ 66
Interest expense	141	132	423	396
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	(405)	(406)	(1,217)	(1,217)
Actuarial loss	105	87	316	261
Net periodic pension cost	$(141)	$(165)	$(423)	$(494)

14.  ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, repaid upon delivery of tobacco to the Company, and reported in Advances on Purchases of Tobacco in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $79,900 at December 31, 2007, and $85,782 at December 31, 2006 are presented as Advances on Purchases of Tobacco, net in the condensed consolidated balance sheet.  The long-term portion of advances of $45,800 at December 31, 2007, and $37,703 at December 31, 2006 are included in other noncurrent assets in the condensed consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $60,780 at December 31, 2007, and $48,124 at December 31, 2006, and were estimated based on the Company’s historical loss information and crop projections. The allowances for the nine months ended December 31, were increased by provisions for estimated uncollectible amounts of approximately $21,736 in 2007 and $32,628 in 2006 net of recoveries of $3,559 and $1,714 for the same respective periods.  Farmer bad debt provisions are capitalized into inventory and the expense is realized when the inventory is sold.  Write-downs of $11,417 were charged against the allowance in the nine months ended December 31, 2007 and $29,628 was charged against the allowance during the comparable prior year period.

          In Brazil, farmers obtain government subsidized rural credit financing which is guaranteed by the Company. The farmers borrow these funds from local banks.  Collection of both Company advances and rural credit financing occur upon delivery of tobacco to the Company, and the Company remits the rural credit financing funds to the bank when due on behalf of the farmer.  Additionally, terms of rural credit financing have been such that repayment is due only after tobacco deliveries are complete.

          The Company has collected farmer balances due to rural credit of $59,182 and $23,736 as of December 31, 2007 and 2006, respectively, which are included in Accounts Payable in the condensed consolidated balance sheet.  As of December 31, 2007 and 2006, the Company was guarantor for Brazilian loans of $285,642 and $273,489, respectively with outstanding amounts of $280,267 and $243,713.  In those respective periods, the fair values of guarantees for rural credit were $16,816 and $14,623 and are included in the allowances for bad debt.

15.  SALE OF RECEIVABLES

Alliance One International, A.G., a wholly owned subsidiary of the Company is engaged in a revolving trade accounts receivable securitization agreement to sell receivables to a third party limited liability company.  The agreement, which matures September 25, 2009, is funded through loans from a bank-sponsored commercial paper conduit which is committed up to a maximum of $55,000 in funding at any time.  To the extent that the balance of the receivables sold into the pool is less than $55,000 the Company is subject to a 0.5% fee on the unused amount.  The Company retains servicing responsibilities and subordinated interests in the receivables sold.  The Company receives annual service fees of 0.5% of the outstanding balance which approximates the fair value of services to be rendered at current funding levels.  Historically, credit loss and prepayments of customer receivables have been negligible.  Losses on sale of receivables are recorded as a component of other income (expense) on the Condensed Consolidated Statements of Operations.

          The following table summarizes the Company’s accounts receivable securitization information as of December 31:

	2007	2006

Receivables outstanding in facility:
As of April 1	$ 31,282	$ -
Sold	144,985	24,199
Collected	(132,391)	-
As of December 31	$ 43,876	$ 24,199

Retained interest as of December 31	$ 5,595	$ 1,031

Decreases in retained Interest resulting from changes in discount rate:
10%	$ 59	$ 30
20%	$ 118	$ 61

Criteria to determine retained interest as of December 31:
Weighted average life in days	54	48
Discount rate (inclusive of 0.5% servicing fee)	9.4%	9.2%
Unused balance fee	0.5%	0.3%

Cash proceeds for the nine months ended December 31:
Current purchase price	$ 71,583	$22,865
Deferred purchase price	41,816	-
Service fees	218	17
Total	$ 113,617	$22,882

Loss on sale of receivables:
Three months ended December 31	$ 591	$ 404
Nine months ended December 31	$ 2,172	$ 788

16.  SUBSEQUENT EVENTS

Amendment to Senior Secured Credit Facility

Subsequent to the period end, on February 8, 2008, the Company closed the Third Amendment to the Amended and Restated Credit Agreement dated March 30, 2007.  The Third Amendment provides that through March 31, 2009, purchases by the Company of its outstanding senior notes and senior subordinated notes will be permitted without reference to availability under the current restricted payments basket.  Additionally, the Third Amendment provides the Company flexibility to collapse multiple classes of stock ownership in Intabex Netherlands B.V., one of its wholly owned subsidiaries and a borrower under the Amended and Restated Credit Agreement, into one class of stock.

Sale of Brazilian Assets

On February 1, 2008, the Company completed the sale to an independent third party of Brazilian non-core assets for total cash received of $18,000.

Item 2.    Management’s Discussion and Analysis of
               Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Results of operations

We are experiencing a challenging operating year, due principally to the materially reduced Malawi crop and other crop shortages.  The crop shortages have resulted in significant tobacco purchase price increases which have combined with currency pressures, farmer bad debts and ICMS charges in Brazil to continue pressure on margins.

          We continue to successfully monetize non-core assets, as demonstrated by the sale of the CdF operations in October which provided cash of $16.2 million and the sale of our surplus Brazilian factory in February which netted additional cash of $18.0 million.

          As a consequence of the continued market pressures and short crops in certain areas, as well as intentional crop reductions in South America, we have now measurably reduced both our uncommitted inventory stocks and our total tobacco inventories. Our focus on working capital management, combined with the benefits of our continued focus on debt reduction, is readily evident when reviewing our financial statements. Working capital has decreased $95.1 million since year end.  As of September 30, 2007, we had completely retired the $145.0 million Term Loan B notes.  In addition, we purchased and retired $23.0 million of Senior Notes during the quarter. Accordingly, our total debt less cash and cash equivalents has been reduced from $893.9 million at December 31, 2006 to $660.8 million, reflecting a $233.1 million reduction. Consequently, our interest expense, net of interest income and debt amortization, was reduced from $72.5 million in the prior year to $62.4 million this year, for a $10.1 million improvement in pre-tax income, including a $4.6 million benefit during the quarter.

          As compared to the prior year, sales, operating income, net income and other financial metrics for the three months and nine months were ahead or improved, driven by our operating plan execution in conjunction with strong commitment from our employees and customer base. We feel this evidences the continued successful execution of our strategy.

Liquidity and debt refinancing

Throughout the year we maintain seasonally adjusted liquidity levels through a combination of cash from operations, short term credit lines around the world, advances from customers, the sale of accounts receivable, active working capital management and our $250.0 million revolving credit facility, which continued to be undrawn as of December 31, 2007.  At December 31, 2007, there was $818.9 million of total debt outstanding and $23.6 million in issued but unfunded letters of credit. Available liquidity was comprised of $158.2 million of cash on hand and $516.3 million of available credit lines including the $250.0 million revolver and $16.1 million exclusive to letters of credit. These various sources of liquidity are continuously evaluated and modified as needed to match our business requirements in the most cost effective manner possible, while providing enterprise flexibility.

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

          Our focus remains on improving our strategic performance and particularly upon debt reduction.  We are demonstrating success in the combination of cost reductions, efficiency improvements and improved pricing.  However, the continued weakness of the U.S. dollar, market pricing pressures and adverse weather conditions are producing crop reductions, particularly in Malawi, Asia and Southern Europe, which will effect not only 2008, but the 2009 marketing of these crops as well.  Our aggressive working capital management, and consequent reduction in the operating cycle, combined with cash sourced from continued disposition of non-core assets, will enable continued deleveraging of our balance sheet.

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

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions)	2007	$	%	2006	2007	$	%	2006
Sales and other operating revenues	$560.1	$101.3	22.1	$458.8	$1,608.4	$ 62.5	4.0	$1,545.9
Gross profit	74.3	13.6	22.4	60.7	230.0	(12.1)	(5.0)	242.1
Selling, administrative and general expenses	37.8	(0.9)	(2.3)	38.7	113.8	(5.1)	(4.3)	118.9
Other income (expense)	(0.2)	(1.7)		1.5	4.0	(1.0)		5.0
Restructuring and asset impairment charges	6.2	0.7		5.5	15.9	(12.2)		28.1
Debt retirement expense	1.6	1.6		-	4.8	4.8		-
Interest expense	22.1	(4.4)		26.5	72.1	(9.6)		81.7
Interest income	2.7	1.1		1.6	7.0	2.6		4.4
Derivative financial instruments income	-	-		-	-	(0.3)		0.3
Income tax expense (benefit)	(5.6)	(15.5)		9.9	2.8	(20.0)		22.8
Equity in net income of investee companies	-	0.1		(0.1)	0.3	0.1		0.2
Minority interests (income)	0.1	(0.4)		0.5	0.2	0.1		0.1
Income (loss) from discontinued operations	1.0	11.9		(10.9)	1.4	17.0		(15.6)
Cumulative effect of accounting changes,
net of income tax	-	-		-	-	0.3		(0.3)
Net income (loss)	$ 15.7*	$ 44.0*		$(28.3)	$ 33.1	$ 48.5*		$ (15.4)*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions, except per kilo amounts)	2007	$	%	2006	2007	$	%	2006
Tobacco sales and other operating revenues:
Sales and other operating revenues	$518.8	$ 95.7	22.6	$423.1	$1,556.1	$57.4	3.8	$1,498.7
Kilos	145.8	12.7	9.5	133.1	452.5	(3.7)	(0.8)	456.2
Average price per kilo	$ 3.56	$ 0.38	11.9	$ 3.18	$ 3.44	$ 0.15	4.6	$ 3.29

Processing and other revenues	$ 41.3	$ 5.6	15.7	$ 35.7	$ 52.3	$ 5.1	10.8	$ 47.2
Total sales and other operating revenues	$560.1	$101.3	22.1	$458.8	$1,608.4	$ 62.5	4.0	$1,545.9

Three Months Ended December 31, 2007 Compared to Three Months Ended December 31, 2006

Sales and other operating revenues.  The increase of 22.1% from $458.8 million in 2006 to $560.1 million in 2007 is primarily the result of a 9.5% or 12.7 million kilo increase in quantities sold combined with an 11.9% or $0.38 per kilo increase in average sales prices.

South America Region.  Tobacco sales from the South America operating segment increased $85.3 million or 122.4% resulting from an increase of $0.89 per kilo in average sales prices combined with an increase in volumes of 18.3 million kilos.  The increase in volumes and average sales prices were primarily a result of the return of certain customers to the region as well as increased demand for Brazilian tobacco.

Other Region.  Tobacco sales from the Other Regions operating segment increased 2.9% primarily as a result of an increase of $0.31 per kilo in average sales prices partially offset by a decrease in volumes of 5.6 million kilos.  Average sales prices increased across all regions with the most significant price impact being attributable to Europe and Asia.  However, decreased volumes substantially offset the impact of increased average sales prices.  The decrease in volumes is primarily a result of opportunistic sales in the prior year in the United States and Turkey.  Also contributing to the decrease in volumes is the timing of shipments that were delayed to the current quarter in the prior year or accelerated into earlier quarters in the current year as well as significantly reduced Malawi sales due to the smaller 2007 crop.  Partially offsetting these decreases was a substantial increase in Asian volumes and revenues due to the increased demand for these tobaccos as well as the timing of shipments that had been delayed from last quarter.  Processing and other revenues increased 15.7% or $5.6 million from $35.7 million in 2006 to $41.3 million in 2007 primarily as a result of increased processing volumes and prices in the United States.

Gross profit as a percentage of sales.  Gross profit increased 22.4% from $60.7 million in 2006 to $74.3 million in 2007 and gross profit as a percentage of sales increased from 13.2% in 2006 to 13.3% in 2007.

South America Region.  Gross profit in the South America operating segment increased $9.1 million primarily as a result of increased tobacco sales but was negatively impacted by higher costs.  The higher costs are related to the  increased 2007 and 2006 crop grower bad debt provisions, higher processing costs as a result of a smaller 2007 crop as well as the impact of the strengthening Brazilian real which substantially increased both green and tobacco processing costs for the 2006 and 2007 crops.  Management considers the 2007 crop to be of improved quality.  However, as a result of the poor quality of the 2006 crop and the resulting surplus quantities on hand, 2007 crop production and purchases declined as planned.  The decline in market conditions has again increased the estimated grower bad debt provision for the 2007 crop.  During the current quarter, a provision of $5.8 million related to interstate trade taxes receivable from the State of Parana was recorded which also negatively impacted Brazilian gross profits.  See Note 10 “Contingencies - Non-Income Tax” to the “Notes to Condensed Consolidated Financial Statements” for further information.  These increases have negatively impacted the current quarter gross profit and will continue to impact gross profit in future quarters relative to 2007 and 2006 crop sales.

Other Region.  The increase in gross profit of $4.5 million is primarily attributable to the Asia region as a result of increased volumes and average sales prices along with the diminished impact of foreign currency denominated costs, primarily in Europe, that eroded gross profits in the prior year.  Substantially offsetting the increase in gross profit is the higher costs of the 2007 burley crop in Malawi.  The 2007 Malawi crop size was reduced as a result of weather conditions.  The decreased crop size, coupled with an increase of competition within the Malawi market, has dramatically increased the purchase price of the 2007 burley crop. As a result of the above factors, the average auction prices for the 2007 crop tobacco in Malawi have almost doubled in comparison with the prior year. In addition, the reduced crop purchases also increased the per kilo processing and overhead costs allocated to the 2007 crop.  Sales price increases negotiated have not been sufficient to cover these cost escalations or compensate for lost volumes, thereby resulting in decreased current year margins.  These factors will have a material negative impact on Other Region gross profit as the 2007 Malawi burley crop is sold in future quarters.

Selling, administrative and general expenses decreased 2.3% from $38.7 million in 2006 to $37.8 million in 2007.  The decrease is primarily due to decreased insurance costs and depreciation expense partially offset by increased compensation costs.

Other income (expense) was an expense of $0.2 million in 2007 and income of $1.5 million in 2006.  The income of $1.5 million in 2006 relates primarily to fixed asset sales.

Restructuring and asset impairment charges were $6.2 million in 2007 compared to $5.5 million in 2006.  The 2007 costs relate to a net charge of $2.6 million in Turkey related to impairment for long-lived assets as a result of significant reductions in future Turkish flue cured and burley tobacco volumes. The remaining restructuring charges of $3.6 million are substantially employee severance charges primarily in Malawi due to the impending sale of one of the Malawi factories as previously disclosed.  The 2006 costs relate to additional employee severance and other integration related charges of $4.5 million, primarily in Turkey as a result of the merger integration.  The remaining $1.0 million in 2006 relates to additional asset impairment charges on assets held for sale, primarily in the United States.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $1.6 million in 2007 relates to one time costs of retiring $23.0 million of senior notes during the quarter.  These costs include tender premiums paid of $1.2 million for the redemption of the senior notes, the accelerated expense recognition of debt issuance costs of $0.4 million associated with these debt instruments and other debt related fees. See Note 11 “Debt Arrangements – Senior Notes” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Interest expense decreased $4.4 million from $26.5 million in 2006 to $22.1 million in 2007 primarily due to lower average borrowings during the quarter.

Interest income increased from $1.6 million in 2006 to $2.7 million in 2007 primarily due to higher average cash balances.

Effective tax rates were a benefit of 61.0% in 2007 and an expense of 142.1% in 2006.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2008 will be 8.2% after absorption of discrete items.  For the three months ended December 31, 2007, we recorded a specific event adjustment benefit of $7.0 million bringing the effective tax rate estimated for the quarter from an expense of 14.9% to a benefit of 61.0%.  This specific event adjustment benefit relates primarily to exchange gains on income tax accounts and reversal of FIN 48 liability for the favorable resolution of the tax case in Germany.  During the quarter ended December 31, 2006, expense adjustments of $6.2 million, primarily related to the tax audit in Germany, were recorded as specific events.  The net effect of these adjustments on the tax provision was to increase the effective tax rate for the three months ended December 31, 2006 from an expense of 53.3% to 142.1%.

Income (loss) from discontinued operations.  Discontinued operations resulted in income of $1.0 million in 2007 compared to a loss of $10.9 million in 2006.  The income of $1.0 million in 2007 is primarily a result of our exit from the discontinued operations in Italy, Mozambique and wool operations.  The loss of $10.9 million in 2006 is primarily related to a $9.3 million charge related to finalizing our exit from the Italian market and a $1.1 million fair value adjustment to inventory in Mozambique.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Nine Months Ended December 31, 2007 Compared to Nine Months Ended December 31, 2006

Sales and other operating revenues.  The increase of 4.0% from $1,545.9 million in 2006 to $1,608.4 million in 2007 is primarily the result of a 4.6% or $0.15 per kilo increase in average sales prices partially offset by a 0.8% or 3.7 million kilo decrease in quantities sold.

South America Region.  Tobacco sales from the South America operating segment increased $109.4 million or 16.5% resulting from an increase in volumes of 26.6 million kilos and an increase of $0.09 per kilo in average sales prices.  The return of certain customer sales in the current year as well as increased demand for Brazilian tobacco are the primary reasons for the South America operating segment increases in revenue.

Other Region.  Tobacco sales from the Other Regions operating segment decreased 6.2% resulting from a decrease in volumes of 30.3 million kilos partially offset by an increase in average sales prices of $0.19 per kilo. The decrease in volumes is primarily as a result of opportunistic sales of U.S. inventories that occurred in the prior year.  The decrease in sales also reflected the exit from the European markets in Greece and Spain and decreased volumes available in Zimbabwe and reduced Malawi sales due to the smaller 2007 crop. These decreases were partially offset by the timing of Malawi sales into the current year due to the resolution of shipping delays that existed in the prior year and Asian sales due to increased demand for these tobaccos. Processing and other revenues increased 10.8% from $47.2 million in 2006 to $52.3 million in 2007 primarily as a result of increased processing volumes and prices in the United States.

Gross profit as a percentage of sales.  Gross profit decreased 5.0% from $242.1 million in 2006 to $230.0 million in 2007 and gross profit as a percentage of sales decreased from 15.7% in 2006 to 14.3% in 2007.

South America Region.  While increased volumes in the current year were able to substantially offset the prior year positive reversal of interstate trade taxes, gross profit in the South America operating segment declined $5.0 million in 2007 compared to 2006.  This decline is primarily attributable to the cumulative impact of increased 2007 and 2006 crop grower bad debt provisions as well as the continued impact of the strengthening Brazilian real which substantially increased both green and tobacco processing costs for the 2006 and 2007 crops.  Management considers the 2007 crop to be of improved quality.  However, as a result of the poor quality of the 2006 crop and the resulting surplus quantities on hand, 2007 crop production and purchases declined as planned.  The decline in market conditions has again increased the estimated grower bad debt provision for the 2007 crop.  During the current quarter, a provision of $5.8 million related to interstate trade taxes receivable from the State of Parana was recorded which also negatively impacted Brazilian gross profits.  See Note 10 “Contingencies - Non-Income Tax” to the “Notes to Condensed Consolidated Financial Statements” for further information.  These increases have negatively impacted the current year gross profit and will continue to impact gross profit in future quarters relative to 2007 and 2006 crop sales.

Other Region.  The decrease in gross profit of $7.1 million is primarily attributable to two factors within the Other Region operating segment.  First are the prior year non-recurring opportunistic sales of U.S. inventories.  Second is the increased cost of the 2007 burley crop in Malawi that is being sold.  A smaller crop size due to weather, coupled with an increase of competition within the Malawi market, almost doubled the average auction prices for the 2007 crop in Malawi. In addition, the reduced crop purchases also increased the per kilo processing and overhead costs allocated to the 2007 crop.  Sales price increases negotiated have not been sufficient to cover these cost escalations or compensate for lost volumes thereby resulting in decreased current year margins. These factors will have a material negative impact on Other Region gross profit as the 2007 Malawi burley crop is sold in future quarters.

Selling, administrative and general expenses decreased 4.3% from $118.9 million in 2006 to $113.8 million in 2007.  The decrease is primarily due to decreased compensation costs and professional fees partially offset by increased travel expenses.

Other income was $4.0 million in 2007 that relates primarily to gains on sales of fixed assets while the $5.0 million in 2006 is primarily related to the final collection of pre-1991 Gulf War Iraqi receivables written off in prior years and gains on sales of fixed assets.

Restructuring and asset impairment charges were $15.9 million in 2007 compared to $28.1 million in 2006.  The costs of $15.9 million in 2007 relate to asset impairment charges of $10.1 million which are primarily the result of a $6.1 million charge from the October 2007 sale of CdF which considers the $3.9 million currency translation account debit previously included in accumulated other comprehensive income and the valuation of assets to be received from the purchaser.  In addition, there was a net charge of $2.6 million in Turkey related to impairment for long-lived assets as a result of significant reductions in future Turkish flue cured and burley tobacco volumes. The remaining restructuring charges of $5.8 million are substantially employee severance charges primarily in Malawi due to the impending sale of one of the Malawi factories as previously disclosed and other employee severance charges as we continue the execution of our merger integration plan.  The 2006 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe operations to zero as a result of the continuing political and economic strife as well as the further decline in crop size.  Other asset impairment charges of $5.5 million related to assets in the United States, Thailand and Greece, primarily machinery and equipment.  The remaining $9.4 million in 2006 relates primarily to employee severance and other integration related charges as a result of the merger.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $4.8 million in 2007 relates to accelerated amortization of debt issuance costs as a result of debt prepayment and retirement as well as other one time costs associated with the retirement of senior notes during the three months ended December 31, 2007 including tender premiums paid for the redemption of the senior notes and other debt related fees. See Note 11 “Debt Arrangements – Senior Notes” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Interest expense decreased $9.6 million from $81.7 million in 2006 to $72.1 million in 2007 due to lower average borrowings.

Interest income increased from $4.4 million in 2006 to $7.0 million in 2007 due to higher average cash balances.

Effective tax rates were an expense of 8.0% in 2007 and 98.5% in 2006.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2008 will be 8.2% after absorption of discrete items.  For the nine months ended December 31, 2007, we recorded a specific event adjustment benefit of $2.2 million bringing the effective tax rate estimated for the nine months of 14.5% to 8.0%.  This specific event adjustment benefit relates to reversal of FIN 48 liability for the favorable resolution of the tax case in Germany, interest on liabilities for unrecognized tax benefits, and exchange losses on income tax accounts.  During the nine months ended December 31, 2006, net expense adjustments of $5.7 million, primarily related to additional income tax expense accrued for the tax audit in Germany and to a reduction of tax rates in Turkey, were recorded as specific events.  The net effect of these adjustments on the tax provision was to increase the effective tax rate for the nine months ended December 31, 2006 from an expense of 74.0% to 98.5%.  The significant difference from the statutory rate is primarily due to the inability to recognize the benefit of losses in certain jurisdictions.

Income (loss) from discontinued operations.  Discontinued operations resulted in income of $1.4 million in 2007 compared to a loss of $15.6 million in 2006.  This increase of $16.9 million primarily related to 2006 charges of $9.3 million related to finalizing our exit from the Italian market and a $1.1 million fair value adjustment to inventory in Mozambique.  The remaining increase of $6.5 million is due to our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

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

         As of December 31, 2007, we are near the seasonally adjusted low for our Brazilian crop lines following significant customer shipments and payments during the period.  Fluctuations in the Brazilian real continue to have an impact on our working capital requirements and are anticipated to continue in the future.  In Asia the Thailand crop is fully shipped and customer payments are nearly complete.  The market has concluded for the Indian Mysore crop and we are processing and shipping these tobaccos. In Indonesia we are completing 2007 shipments and collecting payment from customers.  Chinese shipments and payments due to prolonged pricing negotiations are later than normal. Africa has shipped the majority of its crop and invoicing and customer payments are over their peak.  Europe has completed delivery of the 2007 crop and preparations are under way for purchases of the 2008, which will begin before fiscal year end.  North America has completed Flue Cured processing and is in the middle of Burley, while reaching the end of their working capital needs. For new crops we anticipate earlier than normal purchasing seasons for Turkish Oriental, Zambian and Malawi Burley, and Indian Traditional crops

Working Capital

Our working capital decreased from $531.9 million at March 31, 2007 to $459.4 million at December 31, 2007.  Our current ratio was 1.8 to 1 at December 31, 2007 compared to 1.9 to 1 at March 31, 2007.  The decrease in working capital is primarily related to decreases in inventories and advances on purchases of tobacco, decrease in trade receivables and increases in notes payable to banks, accounts payable partially offset by increases in cash and other current assets and decreases in long-term debt current and income taxes.  These changes are attributable to the purchasing and processing of tobacco in Africa and North America as well as the financing of crops in South America and Europe.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	December 31,		March 31,
(in millions except for current ratio)	2007	2006	2007
Cash and cash equivalents	$ 158.2	$ 25.8	$ 80.3
Net trade receivables	195.3	230.7	217.8
Inventories and advances on purchases of tobacco	540.1	668.6	730.3
Total current assets	1,018.0	1,055.2	1,131.6
Notes payable to banks	251.4	189.0	179.1
Accounts payable	114.8	85.2	188.0
Advances from customer	110.6	128.4	125.4
Total current liabilities	558.6	583.0	599.7
Current ratio	1.8 to 1	1.8 to 1	1.9 to 1
Working capital	459.4	472.2	531.9
Total long term debt	549.5	629.9	726.6
Stockholders’ equity	232.9	213.5	225.5

Net cash provided (used) by:
Operating activities	156.1	142.0
Investing activities	23.2	23.5
Financing activities	(101.7)	(165.9)

Operating Cash Flows

Net cash provided by operating activities increased $14.1 million in 2007 compared to 2006.  The increase in cash provided was primarily due to an increase of $23.1 million resulting from net income and changes in operating assets and liabilities of continuing operations partially offset by decreases in the operating activities of discontinued operations of $9.0 million.

Investing Cash Flows

Net cash provided by investing cash flows remained relatively constant in 2007 compared to 2006.  However, there were notable changes within the category.  Cash received on sale of subsidiaries increased $20.2 million resulting from a receipt of $15.0 million on the sale of CdF, S.A. in 2007 opposed to the distribution of cash of $5.2 million in 2006 in the disposition of our Spanish subsidiaries.  The primary offsets to this increase were $7.1 million more cash used in the acquisition of property and equipment as well as $6.3 million less cash provided by the sale of property and equipment.

Financing Cash Flows

Net cash used by financing activities decreased $64.2 million in 2007 compared to 2006.  This decrease is primarily due to a $188.9 million increase in short term borrowings partially offset by a $130.6 million change in long term borrowings.

Debt Financing

We have historically financed our operations through a combination of short-term lines of credit, revolving credit arrangements, long-term debt securities, customer advances and cash from operations.  At December 31, 2007, although we have no material capital expenditure commitments, we expect to incur approximately $10.0 million in capital expenditures through the remainder of the fiscal year and an additional $2.0 million in expenditures which we expect to incur in the next fiscal year.  We believe that these sources of funds will be sufficient to fund our anticipated needs for fiscal year 2008.  No cash dividends were paid to stockholders during the nine months ended December 31, 2007.  Our Board has approved up to $200.0 million in repurchases of our senior notes, of which $23.0 million were repurchased and cancelled during the quarter ended December 31, 2007, and up to $30.0 million of our senior subordinated notes, none of which have been repurchased.  Our repurchase of senior notes and senior subordinated notes is subject to compliance with the covenants contained in our senior secured credit agreement and various notes indentures, of which some covenants may prohibit repurchases of subordinated notes unless certain financial ratios are maintained.

         The following table summarizes our debt financing as of December 31, 2007:

			December 31, 2007
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest		Repayment Schedule (4) (5)
(in millions except for interest rates)	2007	2007	Available	Rate		2008	2009	2010	2011	2012	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250.0
Term loan B	145.0	-	-			-	-	-	-	-	-
	145.0	-	250.0			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	315.0	292.0	-	11.0%		-	-	-	-	-	292.0
8 ½% senior notes due 2012	149.3	149.4	-	8.5%		-	(.1)	(.1)	(.2)	(.2)	150.0
Other (1)	10.2	10.2	-			-	-	-	-	3.5	6.7
	474.5	451.5	-			-	(.1)	(.1)	(.2)	3.3	448.7

12 ¾% senior subordinated notes due 2012	91.6	92.4	-	12.8%		(.3)	(1.2)	(1.4)	(1.6)	(1.9)	98.8

Other long-term debt	20.8	23.7	21.0	8.2%	(2)	4.4	16.2	1.9	0.9	-	0.3

Notes payable to banks (3)	179.1	251.4	245.3	6.7%	(2)	-	-	-	-	-	-

Total debt	$ 911.0	$ 818.9	516.2			$4.1	$14.9	$0.4	$(0.9)	$1.4	$547.8

Short term	$ 179.1	$ 251.4
Long term:
Long term debt current	$ 5.2	$ 18.1
Long term debt	726.7	549.5
	$ 731.9	$ 567.6

Letters of credit	$ 17.8	$ 23.6	16.1

Total credit available			$532.4

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(2) Weighted average rate for the nine months ended December 31, 2007

(3) Primarily foreign seasonal lines of credit

(4)  The repayment schedule provides a breakdown by fiscal year for the long term debt outstanding at December 31, 2007.  Short term notes payable to banks to be repaid in fiscal years 2008 and 2009 have not been included in the repayment schedule.

(5)  Debt repayment classification is based on fiscal years ended March 31 for all years except the current year.  The current fiscal year repayments have been adjusted for payments made through December 31, 2007.

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

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10.0 million to $250.0 million by adding additional Lenders thereto.  As of September 30, 2007, the entire $145.0 million term loan B had $0 outstanding.

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

Collateral.  The Company’s borrowings under the Credit Facility are secured by a first priority pledge of:

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

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or nine months ended December 31, 2007.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315.0 million of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150.0 million of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the three months ended December 31, 2007, the Company purchased $23.0 million of its $315 million 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $292.0 million of the 11% Senior Notes outstanding at December 31, 2007. Associated cash premiums paid were $1.2 million and non-cash deferred financing costs of $0.4 million were accelerated. From time to time in the future the Company may purchase more of its debt securities in the open market or through a tender process.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or nine months ended December 31, 2007.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100.0 million of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2007, the Company had approximately $251.4 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $536.4 million.  Additionally against these lines there was $16.1 million available in unused letter of credit capacity with $23.6 million issued but unfunded.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains (losses) in our cost of goods and services sold of $0.9 million and $(4.9) million for the three months ended December 31, 2007 and 2006, respectively.  For the nine months ended December 31, 2007 and 2006, we have recognized exchange gains (losses) of $0.1 million and $(5.0) million, respectively in our cost of goods and services sold. We have recognized exchange gains (losses) related to tax balances in our tax expense of $1.1 million and $(1.8) million for the three and nine months ended December 31, 2007, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.  The weakening U.S. dollar against the real may continue to significantly impact translated results.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $2.1 million and $7.3 million for the three months and nine months ended December 31, 2007, respectively.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by the Quarterly Report on Form 10-Q.  Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to a material weakness in internal control over financial reporting that existed at the end of the third quarter with respect to accounting for income taxes, account reconciliations and accounting for restructuring and asset impairment charges.

          The Company has concluded that as of December 31, 2007, it had the following three deficiencies in internal control over financial reporting:

•

one related to the accounting for income taxes on a quarterly basis, as disclosed in the Quarterly Report on Form 10-Q for the quarter ended September 30, 2007

•

one related to account reconciliations; and

•

one related to accounting for restructuring and asset impairment charges.

          Management has concluded that each of these control deficiencies constitutes a material weakness in the Company’s internal controls over financial reporting.  A material weakness in internal controls over financial reporting is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”  In light of these material weaknesses, the Company performed additional analyses and other post-closing procedures to ensure the Company's condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly represent in all material respects the Company's financial condition, results of operations and cash flows for the periods presented.

Accounting for Income Taxes on a Quarterly Basis

During the second quarter of fiscal 2008, management identified certain misstatements which related to current and prior periods.  Management evaluated these errors and concluded that they were not material to the prior or current financial statements, individually or in the aggregate need.  However, the Company has concluded that there is a material weakness related to the accounting for income taxes on a quarterly basis because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Account Reconciliations

As of December 31, 2007, the Company identified certain errors related to account reconciliations in current and prior periods.  The errors were identified by the Company’s procedure to monitor the account reconciliation process.  The error was caused by not timely reconciling general ledger accounts to the underlying records.  Management evaluated these errors and concluded that they were not material to the prior or current financial statements, individually or in the aggregate.  However, management found that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

Accounting for Restructuring and Asset Impairment Charges

At September 30, 2007, the Company performed a restructuring and asset impairment analysis related to the sale of CdF and deemed it appropriate to defer application of this analysis until the quarter ending December 31, 2007, as reflected in Note 16 included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 (the “Second Quarter 10-Q”).  During the preparation of the Company’s financial statements for the quarter ended December 31, 2007, management of the Company determined that the financial statements included in the Second Quarter 10-Q should have reflected restructuring and asset impairment charges related to the sale of Compañía General de Tabacos de Filipinas, S.A. and its worldwide operating subsidiaries (“CdF”) in the amount of $6.9 million.  The impact of this error was to understate restructuring and asset impairment costs by $6.9 million and to overstate net income by $6.5 million (after a related $0.4 million tax benefit) for the three months and six months ended September 30, 2007.  These impairment charges should have been recorded in the second quarter financial statements.  Upon making such determination, management of the Company promptly informed the Audit Committee of the Board of Directors.  The Audit Committee, in consultation with the Company’s management, concluded that it was necessary to restate the Second Quarter Financial Statements to include the impairment charges.

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

          As noted above management identified a material weakness related to accounting for income taxes on a quarterly basis during the second quarter and additional material weaknesses related to account reconciliations and accounting for restructuring and asset impairment charges during the third quarter.  In response to these material weaknesses, the Company has implemented (or, where noted, intends to implement) the remedial measures described below.  Other than these remedial measures, there were no other changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

Accounting for Income Taxes

In connection with the material weaknesses in relating to accounting for income taxes on a quarterly basis, the Company has implemented the following controls as of December 31, 2007:

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

          The Company has also initiated a thorough review of the design of the internal controls related to the preparation of income taxes on a quarterly basis.  This review will incorporate an analysis of the current staffing levels, job assignments and the design of all internal controls processes for the accounting for income taxes.  As part of that evaluation the Company plans to implement the following additional controls:

•

The Company will engage a third party to perform a detailed review of the quarterly income tax calculations used to determine the quarterly income tax expense; and

•

The Company will put in place an additional review of the income tax calculations.

Account Reconciliations

In connection with the material weaknesses relating to account reconciliation, the Company plans to take the following remedial measures subsequent to December 31, 2007:

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

Accounting for Restructuring and Asset Impairment Charges

In connection with the material weaknesses relating to restructuring and asset impairment charges, the Company plans to take the following remedial measures subsequent to December 31, 2007:

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

         The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim seeks the recovery of €7,377 (US$10,858) plus interest and costs and allegedly arises from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction.  The Company believes the claim to be without merit and intends to vigorously defend it.

           On January 10, 2008, one of the Company’s Brazilian subsidiaries, Alliance One Brasil Exportadora de Tobaccos Ltda., received notice that the Public Prosecutor’s Office in the State of Santa Catarina had filed a lawsuit against the Company and other tobacco processors in the area, on behalf of all tobacco farmers.  The lawsuit primarily asserts that there exists an employment relationship between tobacco processors and tobacco farmers. At the initial hearing, held on January 29, 2008, the judge appointed to hear the claim announced that during the coming weeks he will decide the merits of the action and if the claim, due to its complexity, should be forwarded to a Superior Court. The Company believes the claim to be without merit and intends to vigorously defend itself.

Item 1A.    Risk Factors.

We have determined that we have material weaknesses related to our internal control over financial reporting.

In connection with our assessment of internal control over financial reporting for the quarter ended December 31, 2007, management identified certain material weaknesses in internal control over financial reporting related to accounting for quarterly income tax accounting entries, account reconciliations and accounting for restructuring and asset impairment entries which are described herein.  In response to the material weaknesses identified by the Company, the Company has taken certain remedial measures that the Company believes will correct the design and operational effectiveness of such internal controls; however, we cannot guarantee that such remedial measures will actually correct the design and operational effectiveness of such internal controls and that in the future we will not discover additional material weaknesses in internal control over financial reporting.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

Resignation from the Board of Directors

Mr. Gilbert L. Klemann, II, has resigned from the Board of Directors of the Company effective as of February 7, 2008.  Mr. Klemann recently resigned from his position at Avon Products, Inc., and accepted the position of Executive Vice President, Worldwide General Counsel and Secretary of Sotheby’s.  In connection with that change, Mr. Klemann tendered his resignation in accordance with the Company’s Corporate Governance Guidelines, which provide that directors who experience a significant change in principal occupation or business association should volunteer to resign from the Board.  The Board of Directors accepted Mr. Klemann’s resignation due to the fact that another director, Mr. William S. Sheridan, is also an executive officer of Sotheby’s.  The Company expresses its thanks to Mr. Klemann for his service to the Company and its predecessors.

Amendments to Bylaws

Effective February 7, 2008, the Board of Directors of the Company approved amendments to the Company’s Bylaws to (i) reduce the number of directors from eleven to ten and (ii) revise the statement of the President’s and Vice President’s authority to execute documents on behalf of the Corporation.

Amendment to Corporate Governance Guidelines

The Board of Directors of the Company has approved amendments to the Alliance One Corporate Governance Guidelines (“Guidelines”) requiring an incumbent director who is not reelected by a majority of the votes cast for his or her election to promptly tender his or her resignation following certification of the shareholder vote.  Pursuant to the Guidelines, the Board, acting on the recommendation of the Governance and Nominating Committee, must determine, within 90 days after the certification of the shareholder vote, whether to accept the resignation.  A copy of the amended Guidelines is available on Alliance One’s website at www.aointl.com.  Information on Alliance One’s website or that may be accessed through Alliance One’s website does not constitute part of this Quarterly Report on Form 10-Q.

Item 6. Exhibits.

3.1	Third Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed February 11, 2008.

10.1

Third Amendment to Amended and Restated Credit Agreement, dated February 8, 2008, by and among the Alliance One International, Inc.and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 11, 2008.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1

Alliance One International, Inc. Corporate Governance Guidelines (amended and restated as of February 7, 2008), incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed February 11, 2008.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Thomas G. Reynolds
Date: February 15, 2008	Thomas G. Reynolds Vice President - Controller (Chief Accounting Officer)

INDEX OF EXHIBITS

Exhibits

3.1	Third Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed February 11, 2008.

10.1

Third Amendment to Amended and Restated Credit Agreement, dated February 8, 2008, by and among the Alliance One International, Inc.and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 11, 2008.

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

99.1

Alliance One International, Inc. Corporate Governance Guidelines (amended and restated as of February 7, 2008), incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed February 11, 2008.