Form 10-K
period 2008-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2008-06-30
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.                                                                                                           Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                 [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer [  ]                                                                    Accelerated Filer [X]

Non-Accelerated filer    [  ]                                                                    Smaller Reporting Company  [  ]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 30, 2007 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $551 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.  As of June 5, 2008, there were 88,897,000 shares of Common Stock outstanding (no par value).

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held July 31, 2008) of the registrant is incorporated by reference into Part III hereof.

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

AVAILABLE INFORMATION

We are required to file annual, quarterly and current reports, proxy statements and other information with the U.S. Securities and Exchange Commission (“SEC”).  The public may read and copy any materials that we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549.  Information on the Public Reference Room may be obtained by calling the SEC at 1-800-SEC-0330.  In addition, the SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file with the SEC at http://www.sec.gov.

          Our website address is http://www.aointl.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.  The information contained on our website shall not be deemed part of this annual report on Form 10-K for any reason.

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

          Alliance One holds a leading position in most tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco: the United States, Brazil, Malawi, Turkey, Argentina, India and Thailand. In addition, we process tobacco in more than 50 owned and third party facilities around the world.  We sell our processed tobacco primarily to large multinational cigarette manufacturers, including Philip Morris International, Inc., Philip Morris USA, Inc., Japan Tobacco, British American Tobacco, Imperial Tobacco, R. J. Reynolds Tobacco Company, Lorillard, Eastern and others.

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

          We purchase tobacco in more than 45 countries.  During the three years ended March 31, 2008, 2007 and 2006, approximately 77%, 77%, and 76%, respectively, of our purchases of tobacco were from the seven countries noted in the table below.  The remaining amounts were purchased in more than 38 different countries with no single country accounting for more than 5% of the amount purchased.  The following table summarizes the tobacco purchase percentages for each country of the dollar value of tobacco Alliance One purchased during the periods indicated:

	Years Ended March 31,
	2008	2007	2006
Brazil	35%	35%	29%
United States	10%	12%	21%
Turkey	8%	6%	8%
Argentina	6%	7%	6%
China	6%	6%	5%
Malawi	6%	6%	5%
Thailand	5%	5%	3%
	77%*	77%	76%*

*Amounts do not equal column totals due to rounding

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

Purchasing

Tobacco is primarily purchased directly from growers ("direct contract buying") with small quantities still sold at auction. Prior to the 2004 crop in the United States, flue-cured and burley tobacco crops were purchased at public auction, but these markets have undergone a fundamental change.  In addition to the leaf merchants, a number of our U.S. customers purchase green tobacco directly from the growers. Although our U.S. facilities continue to process the tobacco purchased directly from growers by these customers, we no longer take ownership of that tobacco and no longer record sales revenues associated with its resale.  The majority of our purchases of U.S. flue-cured and burley tobacco are made through the direct contract buying system where we buy the farmer’s entire crop.  With respect to tobacco purchased by us through this system (and to which we still take title) and consistent with industry practices, we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract.  As a result, we work closely with our customers in advance of the crop to estimate our customer requirements and use these estimates as the basis to contract tobaccos directly from farmers.  However, this arrangement has increased the possibility that we may accumulate inventories of grades of tobacco that our customers do not need.  When purchases are made from an auction system, tobaccos are purchased primarily to match specific customer orders.

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

          In non-auction markets such as Argentina, Brazil, Bulgaria, China, Greece, Guatemala, Indonesia, Kyrgyzstan, Tanzania, Turkey and Zambia, we purchase tobacco directly from growers or from local entities that have arranged for purchase from growers.  We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders.  Our arrangements with growers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital.  For example, in Brazil, we generally contract to purchase a grower's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered.  Pursuant to these purchase contracts, we provide growers with fertilizer and other materials necessary to grow tobacco and may either directly loan or guarantee Brazilian rural credit loans to growers to finance the crop.  Under longer-term arrangements with growers, we may also refinance borrowings as well as finance or guarantee financing on growers' capital assets.  In addition, our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop.  In other non-auction markets, such as Argentina and China, we buy tobacco from local entities that have purchased tobacco from growers and supervise the processing of that tobacco by those local entities.  We believe that our long-standing relationships with our customers are vital to our purchasing operations outside of the auction markets.

Processing

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics.  We own and operate 15 tobacco processing facilities in 10 countries.  Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality.  Accordingly, we have located our processing facilities in proximity to our principal sources of tobacco.

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

          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  For the years ended March 31, 2008, 2007 and 2006, Altria Group, Inc. (“Altria”) and Japan Tobacco Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. On March 28, 2008, Altria completed the spin-off of its international tobacco business, Philip Morris International, Inc. (“PMI”). We conduct business with both PMI and Altria’s retained domestic tobacco business, Philip Morris USA, Inc., and we believe that the spin-off will have no material effects on our results.  The following table summarizes the percentage of Alliance One’s sales and other operating revenues from Altria and Japan Tobacco Inc. for the periods indicated:

	Years Ended March 31,
	2008	2007	2006
Altria Group, Inc.	33%	34%	34%
Japan Tobacco Inc.	22%	19%	18%
	55%	53%	52%

          In 2008, Alliance One delivered approximately 51% of its tobacco sales to customers in Europe and approximately 17% to customers in the United States.  One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia.  In 2008, these Belgium sales accounted for 39% of sales to customers in Europe.  The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

Selling Arrangements

We typically make our leaf tobacco purchases pursuant to customer orders or supply contracts or customer indications of anticipated need, with most purchases made based on indications.  Customers are legally bound to purchase tobacco acquired by us pursuant to orders, but no contractual obligation exists with respect to tobacco purchased in response to indications.  However, we have done business with most of our customers for many years and have never experienced a significant failure of customers to purchase tobacco for which they have given indications.

          Generally, our agreements with customers establish a framework for pricing our services that is negotiated with respect to crop year, grade of tobacco leaf or type of service provided based on market prices. The majority of these agreements do not provide for minimum purchases and are terminable upon reasonable notice.

          We recognize sales revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is upon shipment or delivery. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, principally the United States, we process tobacco that is owned by our customers, and revenue is recognized when the processing is completed.

          Our normal customer payment terms are either cash against documents, payment against invoice or customer letter of credit.  Most of our sales throughout the world are denominated in U.S. dollars.  While we can receive payment for tobacco sold after we have processed and shipped it, some of the larger customers advance payments to us throughout the buying and processing season as we purchase and process tobacco for the customers' accounts.

Competition

Alliance One is one of only two global independent leaf tobacco merchants, with substantially similar global market shares in markets in which we both operate.  We expect to maintain a major position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco and, as a result of our scale, global reach, and financial resources, we believe we are well-suited to serve the needs of all cigarette manufacturers.

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

Alliance One Employees

Alliance One’s consolidated entities employed approximately 4,700 persons, excluding seasonal employees, in our worldwide operations at March 31, 2008.  In the U.S. operations, Alliance One’s consolidated entities employed approximately 400 employees at March 31, 2008.  During processing periods the seasonal employees in the United States would number approximately 550.  Most U.S. seasonal employees are covered by collective bargaining agreements.  None of Alliance One’s full-time employees are covered by collective bargaining agreements with the exception of approximately 150 factory personnel.  In the non-U.S. operations, Alliance One’s consolidated entities employed approximately 4,300 persons, excluding approximately 10,600 seasonal employees, at March 31, 2008.  We consider Alliance One’s employee relations to be satisfactory.

Government Regulation and Environmental Compliance

See Item 1A. “Risk Factors” for a discussion of government regulation.  Currently there are no material estimated capital expenditures related to environmental control facilities.

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company’s executive officers as of April 1, 2008 and the capacities in which they serve.  These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
Robert E. Harrison	54	Chairman, President and Chief Executive Officer

Robert A. Sheets	54	Executive Vice President - Chief Financial Officer

Hilton Kappaun	48	Executive Vice President – Global Operations

J. Pieter Sikkel	44	Executive Vice President – Business Strategy and Relationship Management

Henry C. Babb	63	Senior Vice President - Chief Legal Officer and Secretary

Michael K. McDaniel	58	Senior Vice President - Human Resources

William D. Pappas	55	Senior Vice President - Chief Information Officer

The business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Robert E. Harrison has served as President and Chief Executive Officer since January 2007 and as Chairman since August 2007.  Previously he served as President and Chief Operating Officer of Alliance One from May 2005 to January 2007, and as was President and Chief Executive Officer of Standard from August 1996, and its Chairman from August 2003 to May 2005.

Robert A. Sheets has served as Executive Vice President – Chief Financial Officer since April 2008.  Previously, he served as a member of the Board of Directors and as Executive Vice President and Chief Financial Officer of Standard until its merger with DIMON in May 2005.

Hilton Kappaun has served as Executive Vice President – Global Operations since April 2007.  Previously, he served as Regional Director of South America for Alliance One from May 2005 to April 2007 and served as Regional Executive of South America for DIMON from January 2002 to May 2005.

J. Pieter Sikkel has served as Executive Vice President – Business Strategy and Relationship Management since April 2007.  Previously, he served as Regional Director of Asia for Alliance One from May 2005 to April 2007, Senior Vice President of Asia for Standard from April 2004 to May 2005 and Regional Manager of Asia from 1999 to April 2004.

Henry C. Babb has served as Senior Vice President - Chief Legal Officer and Secretary of Alliance One since May 2005.  Previously, he served as Senior Vice President - Public Affairs, General Counsel and Secretary of Standard from April 2004 to May 2005 and served as Secretary from June 1998 to April 2004.

Michael K. McDaniel has served as Senior Vice President - Human Resources of Alliance One since May 2005.  Previously, he served as Senior Vice President - Human Resources of Standard from April 2004 to May 2005 and served as Vice President - Human Resources from June 1997 to April 2004.

William D. Pappas has served as Senior Vice President - Chief Information Officer of Alliance One since May 2005.  Previously, he served as Chief Information Officer of DIMON from December 2004 to May 2005 and served as Vice President - Chief Technology Officer from October 2001 to December 2004.

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

The global leaf tobacco industry is experiencing shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred and may continue to occur in the United States, Zimbabwe and Western Europe from historical levels. At the same time, production volumes in other sourcing origins, such as Brazil and other areas of Africa, are stabilizing.  Additional shifts in sourcing may occur as a result of currency fluctuations, including devaluation of the U.S. dollar.  A shift in sourcing origins in Europe has been influenced by modifications to the tobacco price support system in the European Union (EU). Customer requirements are changing due to these variations in production, therefore influencing our ability to plan effectively for the longer term in Europe.

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

Our financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and crop sizes which affect the supply of tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and our processing schedule and results of operations can be significantly altered by these factors.

          We have experienced higher costs of acquiring tobacco due to smaller crop sizes and increased competition in certain markets in which we purchase tobacco.  In Malawi, a smaller 2007 crop and increased competition in the Malawi market increased green tobacco costs at auction by almost 100%.  Processing and overhead costs also increased in Malawi.  Furthermore, short crops in periods of high demand translate into higher average green prices, higher throughput costs and less volume to sell.

          Further, the timing and unpredictability of customer indications, orders and shipments cause us to keep tobacco in inventory, increase our risk and result in variations in quarterly and annual financial results. The timing of shipments can be materially impacted by shortages of containers and vessels for shipping as well as infrastructure and accessibility issues in ports we use for shipment. For example, shortages in shipping containers was a major factor in shipping delays in Brazil during our 2006 fiscal year. In the prior fiscal year, infrastructure and accessibility issues have materially delayed shipments from the African port of Beira, from which we ship much of the tobacco we source in Malawi and other African origins.  We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product. Because individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers’ needs and shipping instructions. These fluctuations result in varying volumes and sales in given periods, which also reduces your ability to compare our financial results in different periods or in the same periods in different years.

Farmers who have historically grown tobacco and from whom we have purchased tobacco have recently begun to grow other items instead of tobacco, which affects the world supply of tobacco and may impact our quarterly and annual financial performance.

In recent years, prices for crops other than tobacco, such as corn and soybeans, have increased dramatically, and farmers who have historically grown tobacco, and from whom we have purchased tobacco, have recently begun to grow these other, more profitable items instead of tobacco.  A decrease in the volume of tobacco available for purchase may increase the purchase price of such tobacco.  As a result, we could experience an increase in acquisition costs which may impact our quarterly and annual financial performance.

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

          Approximately 33%, 34% and 34%, respectively, of our consolidated tobacco sales in 2008, 2007 and 2006, were to various tobacco customers which are owned by or under common control of Altria Group, Inc. and approximately 22%, 19% and 18%, respectively, were to various tobacco customers which are owned by or under common control of Japan Tobacco, Inc. No other customer accounts for more than 10% of our sales.

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

          Zimbabwe remains in a period of civil unrest and has a deteriorating economy.  At March 31, 2006, as a result of the political environment, economic instability, foreign currency controls and governmental regulations, we deconsolidated our subsidiaries and recorded an impairment charge of $47.9 million to reduce our investment in Zimbabwe to its estimated fair value. Governmental authorization is required before any dividends can be paid from a Zimbabwe operation. Our Zimbabwe operations had tried unsuccessfully to pay dividends in prior years due to certain unattainable criteria set by the Reserve Bank of Zimbabwe and the government not granting the necessary authorizations. We do not consider any further dividends from our Zimbabwe subsidiary in the near future a possibility. Economic and political conditions continued to decline in fiscal 2007 and 2008 as inflation, lending rates and investment rates have deteriorated. General farming operations are being negatively impacted by the lack of foreign exchange to buy crop inputs and fuel. As a result, several significant operational changes were made including the closure of the Zimbabwe processing factory, outsourcing the 2006 crop tobacco processing and a significant reduction in permanent personnel. During fiscal 2007, we evaluated the fair value of the Zimbabwe operations and determined that the net investment in the Zimbabwe operations exceeded the estimated fair value. Accordingly, we recorded an additional non-cash impairment charge of $13.2 million to write down the net investment in the Zimbabwe operations to zero. Notwithstanding the foregoing conditions, we continue to provide advances for the purchase of tobacco in Zimbabwe and these advances may be subject to a risk of loss.

          We are subject to potentially inconsistent actions by the governments of certain foreign countries in which we operate which may have a significant impact on our financial results. For example, in 2006, our concession to promote tobacco production in the Chifunde district of Mozambique was terminated by the government. Thereafter, we assessed our remaining Mozambique operations without the Chifunde district and determined that it was not in our economic interest to remain in Mozambique without this strategic district. Consequently, we discontinued our operations within Mozambique after the 2006 crop.

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

          On October 26, 2007, the government in the Brazilian State of Parana issued a tax assessment with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is approximately $7.5 million and the total assessment including penalties and interest through March 31, 2008 is approximately $13.2 million.  The assessment represents intrastate trade tax credit amounts which were offset against intrastate trade tax receivables.  We believe we have properly complied with Brazilian law and will contest any assessment through the judicial process.  Should we lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on our results of operations.

Fluctuations in foreign currency exchange and interest rates could adversely affect our results of operations.

We conduct our business in many countries around the world. Our business is generally conducted in U.S. dollars, as is the business of the leaf tobacco industry as a whole. However, we generally must purchase tobacco in non-U.S. countries using local currency. As a result, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  When the U.S. dollar weakens against foreign currencies, our costs for purchasing and processing tobacco in such currencies increases.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Fluctuations in the value of foreign currencies can significantly affect our operating results.

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

Competition could erode our earnings.

The leaf tobacco industry is highly competitive. We are one of two global competitors in the leaf tobacco industry, each with approximately equal market share. Competition is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. The loss or substantial reduction of any large or significant customer could reduce our earnings.

          In addition to the two primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from farmers, and new independent leaf merchants are entering the leaf purchasing and processing business. We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level. These new independent merchants are buying an increasing portion of the crops in certain international markets, particularly Brazil, where the new entrants have been able to capitalize in the global transition to that market. In the United States, the Flue-Cured Tobacco Stabilization Cooperative (“FCTSC”) has purchased the Vector facility in Roxboro, North Carolina. That facility enables the FCTSC to process tobacco and manufacture cigarettes. The FCTSC also has a specialty products operation at this facility which competes with our specialty products operations. In addition, the FCTSC and burley stabilization pools received inventory in lieu of cash from the Commodity Credit Corporation under the congressional quota buyout bill. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Our adoption and application of certain standards in financial accounting could cause our annual and quarterly financial results to vary and will reduce your ability to gauge our performance, increasing the risk of an investment in our securities.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 prescribes a “more likely than not” threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on de-recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures. FIN 48 requires us to establish reserves for uncertain tax positions if it is not “more likely than not” that we will prevail on the merits if audited and challenged. FIN 48 was applicable to us beginning April 1, 2007.  FIN 48 has had and could have a material impact on our financial performance in the future because we do business in countries that do not have clear tax rules concerning transfer pricing and other tax matters. This lack of clarity in the tax rules creates uncertainty which cannot be easily analyzed or predicted. As a result, we may have tax presence liabilities that could give rise to accruals under FIN 48 that will never reverse.

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

We have identified several material weaknesses related to our internal control over financial reporting existing at the 2008 fiscal year end as well as in prior periods, and there can be no assurance that we have successfully remedied our material weaknesses in internal control over financing reporting or that additional material weaknesses will not be identified.

As a result of our testing of our internal control over financial reporting for the year ended March 31, 2008, we identified certain matters involving our internal control over financial reporting that we and our registered public accounting firm determined to be material weaknesses under standards established by the Public Company Accounting Oversight Board. These material weaknesses related to:

•

accounting for income taxes; and

•

maintaining a sufficient complement of personnel in certain operating locations with an appropriate level of technical accounting knowledge, experience, or training to communicate to corporate financial reporting management or determine proper application of GAAP to various complex financial accounting and reporting requirements, including farmer advance financing, pensions and postretirement plans and other technical accounting matters.

          We have described these matters in more detail in Item 9A herein. We have also identified other material weaknesses at previous fiscal year and fiscal quarter ends. As a result of these material weaknesses, we have had to restate our financial statements periodically, including all quarterly reports for fiscal year 2007 and the second quarterly report in fiscal 2008.

          Although we have attempted to remedy the material weaknesses in internal control over financial reporting identified by implementing a number of actions aimed at strengthening our financial reporting processes, we cannot assure you that the remedial measures we have taken will adequately address the identified material weaknesses or that other material weaknesses will not occur. Moreover, we have only recently implemented processes to address the material weaknesses identified. We will continue to take further remedial actions to improve our internal control over financial reporting in order to continue to meet the requirements for being a public company, including the rules under Section 404 of the Sarbanes-Oxley Act of 2002, but there can be no assurance that the improvements we have made or will make will be sufficient to ensure that we maintain adequate controls over our financial processes and reporting in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Risks Relating to Our Capital Structure

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions.

From time to time we access the long-term and short-term capital markets to obtain financing.  Although we believe that we can continue to access the capital markets in fiscal 2009 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including:  (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets, which has been negatively impacted by the U.S. sub-prime debt turmoil; and (iii) the current state of the economy, including the tobacco industry.  There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

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

          As of March 31, 2008, we had approximately $387.2 million drawn and outstanding on foreign seasonal lines totaling $722.4 million. Additionally against these lines there was $28.6 million available in unused letter of credit capacity with $22.2 million issued but unfunded.

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

We have a significant amount of indebtedness and debt service obligations. As of March 31, 2008, we had approximately $970.2 million of indebtedness. In addition, the indenture governing the notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.

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

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the notes will restrict, but will not completely prohibit, us from doing so. Our senior secured credit facility provides for a $250.0 million revolving credit line. There were no borrowings under this facility at March 31, 2008. If new debt is added to our current debt levels, the related risks we now face could intensify.

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

In the recent past, we have sought and obtained waivers and amendments under our existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants. We also paid significant fees to obtain these waivers and consents.  You should consider this in evaluating our ability to comply with restrictive covenants in our debt instruments and the financial costs of our ability to do so.  Any future defaults for which we do not obtain waivers or amendments could result in the acceleration of a substantial portion of our indebtedness, much of which is cross-defaulted to other indebtedness.

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

If we refinance our current credit facilities, we may not be able to obtain the same credit availability or at interest rates similar to our current credit facilities.

If the recent worsening of credit market conditions continues or increases, it could have a material adverse impact on our ability to refinance our current credit facilities on similar or better terms than our current credit facility.

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

          In October 2001, the Directorate General for Competition (DGCOMP) of the European Commission (EC) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries. Our subsidiaries in Spain, Italy and Greece have been subject to these investigations. In 2004, the EC fined us and our Spanish subsidiaries €4.4 million ($5.7 million) solely relating to the investigations in Spain. In respect of the Italian investigation, in October 2005, the EC announced that we and Mindo (our former subsidiary) have been assessed a fine in the aggregate amount of €10.0 million ($12.0 million) and that, in addition, we and Transcatab, a subsidiary of Standard prior to its merger into DIMON, have been assessed a fine in the aggregate amount of €14.0 million ($16.8 million). Several tobacco processors, growers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56.0 million ($67.0 million), inclusive of the fines imposed on us and our subsidiaries. We, along with the applicable subsidiaries, have appealed the decisions of the EC with respect to Spain and Italy to the Court of First Instance of the EC for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

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

          In March 2004, we discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia. The Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts. That investigation revealed that, although the amounts involved were not material and had no material impact on our historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act. In May 2004, we voluntarily reported the matter to the U.S. Department of Justice (“Justice”). Soon thereafter, we closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in our filings with the SEC. In August 2006, we learned that the SEC has issued a formal order of investigation of us and others to determine if these or other actions, including those in other countries in which we do business, may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder. We are cooperating fully with the SEC with respect to the investigation.  In May 2008, we learned that Justice is conducting an investigation into possible violations of federal law stemming from the same actions being investigated by the SEC.  If the U.S. authorities determine that there have been violations of federal laws, they may seek to impose sanctions on us that may include, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices. It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose. It is also not possible to predict how the government’s investigation or any resulting sanctions may impact our business, results of operations or financial performance. Any monetary penalty assessed may be material to our results of operations in the quarter in which it is imposed.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2008.

Corporate

Our corporate headquarters are located in Morrisville, North Carolina.

Facilities

We own a total of 15 processing facilities in 10 countries.  We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season.  While we believe our processing facilities have been efficiently utilized, we continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco.  We also believe our domestic processing facilities and certain foreign processing facilities have the capacity to process additional volumes of tobacco if required by customer demand.

          The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE	AREA IN SQUARE FEET

SOUTH AMERICA SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE	1,393,000
SANTA CRUZ, BRAZIL	FACTORY/STORAGE	1,422,000
VERA CRUZ, BRAZIL	STORAGE	311,000
EL CARRIL, ARGENTINA	FACTORY/STORAGE	389,000

OTHER REGIONS SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE	1,618,000
FARMVILLE, N.C.	FACTORY/STORAGE	895,000
DANVILLE. VA	STORAGE	503,000

AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE	1,253,000
MOROGORO, TANZANIA	FACTORY/STORAGE	640,000

EUROPE
IZMIR, TURKEY	FACTORY/STORAGE	1,431,000
KARLSRUHE, GERMANY	FACTORY/STORAGE	236,000

ASIA
NGORO, INDONESIA	FACTORY/STORAGE	348,000

ITEM 3.    LEGAL PROCEEDINGS

In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act (the “FCPA”).  In May 2004, the Company voluntarily reported the matter to the U.S. Department of Justice (“Justice”).  Soon thereafter, the Company closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in its filings with the U.S. Securities and Exchange Commission (the “SEC”).  In August 2006, the Company learned that the SEC had issued a formal order of investigation of the Company and others to determine if these or other actions, including those in other countries in which the Company does business, may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  The Company is cooperating fully with the SEC with respect to the investigation.  In May 2008, the Company learned that Justice is conducting an investigation into possible violations of federal law stemming from the same actions being investigated by the SEC.

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

         The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim seeks the recovery of €7.4 million (US$11.6 million) plus interest and costs and allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction.  The Company believes the claim to be without merit and intends to vigorously defend it.

           On December 13, 2007, the Public Prosecutors’ offices in the States of Santa Catarina and Parana filed claims against the Company’s Brazilian subsidiary, Alliance One Brazil Exportadora de Tobaccos Ltda. and a number of other tobacco processors, on behalf of all tobacco farmers in those states.  The lawsuits primarily assert that there exists an employment relationship between tobacco processors and tobacco farmers.  The Company believes these claims to be without merit and intends to vigorously defend them.

           At the initial hearing in Santa Catarina, on January 29, 2008, the Court granted the Company’s motion to have the case moved to the Labor Court in Brazilia.  No hearing date has yet been set.

           In the state of Parana, the relief sought by the Public Prosecutor was granted by the local Labor Court.  The Company appealed that initial ruling and it was overturned in part and affirmed in part.  The Company has appealed from that part of the initial ruling which was affirmed and no ruling has yet been rendered on the appeal.  The Company has separately asserted, on April 11, 2008, a lack of jurisdiction motion similar to that which it asserted in the case in Santa Catarina which resulted in the transfer of that case to the Labor Court in Brazilia.  No hearing date for that motion has been set.

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

	Alliance One Common Stock
	High	Low	Dividends Declared
Year Ended March 31, 2008
Fourth Quarter	$ 6.31	$3.48	$.000
Third Quarter	7.10	3.50	.000
Second Quarter	10.23	5.77	.000
First Quarter	12.19	9.14	.000

Year Ended March 31, 2007
Fourth Quarter	$ 9.35	$6.75	$.000
Third Quarter	7.31	3.97	.000
Second Quarter	4.41	3.57	.000
First Quarter	4.95	3.57	.000

          As of March 31, 2008, there were approximately 7,670 shareholders, including approximately 6,570 beneficial holders of our common stock.

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

Cumulative Total Return

	Fiscal Year Ending
	6/30/03	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08

Alliance One International, Inc.	$100.00	$102.39	$ 94.60	$ 74.99	$142.43	$ 93.20

Custom Selected Stock List	$100.00	$123.19	$114.66	$ 95.82	$167.07	$184.05

S&P 500 Index	$100.00	$117.09	$124.93	$139.58	$156.09	$148.17

S&P Small Cap 600 Index	$100.00	$130.55	$147.63	$183.16	$192.85	$172.40

EQUITY COMPENSATION PLAN INFORMATION as of March 31, 2008

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (1)

Equity Compensation Plans Approved by Security Holders	3,155,235	6.28	3,679,600

Equity Compensation Plans Not Approved by Security Holders	0	Not Applicable	0

Total	3,155,235	6.28	3,679,600

(1)

The 2007 Incentive Plan allows for these shares to be issued in a variety of forms, including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards.  Further, the Number of Securities Remaining Available for Future Issuance as set forth in this column (c) will increase by the Number of Securities to be Issued (as reflected in column (a)) which are associated with options, rights and warrants plus other stock awards that are forfeited from time to time.

ITEM 6.    SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS

Alliance One International, Inc. and Subsidiaries

The information presented in the table below includes periods ending prior to the completion of our merger with Standard Commercial Corporation on May 13, 2005.  Accordingly, the information presented does not include any results of operations or other information related to Standard for the year ended March 31, 2005 and nine months ended March 31, 2004.

					Nine Months
	Years Ended March 31,				Ended
(in thousands, except per share amounts and number of stockholders)	2008	2007	2006	2005	March 31, 2004 (4)
Summary of Operations
Sales and other operating revenues	$2,011,503	$1,979,078	$2,112,685	$1,300,118	$ 797,525
Goodwill impairment	-	-	256,916	-	-
Restructuring and asset impairment
charges	19,580	29,773	85,411	2,836	16,398
Debt retirement expense	5,909	3,860	66,474	-	-
Income (loss) from continuing operations	9,006	(2,615)	(423,342)	24,441	(17,511)
Income (loss) from discontinued operations	7,855	(18,730)	(24,104)	(11,153)	(15,357)
Net income (loss)	16,861	(21,597)	(447,446)	13,288	(32,868)

Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$.10	$(.03)	$(5.21)	$.55	$(.40)
Income (loss) from discontinued operations	.09	(.22)	(.30)	(.25)	(.33)
Net income (loss)	.19	(.25)	(5.51)	.30	(.73)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$.10	$(.03)	$(5.21)	$.54	$(.40)
Income (loss) from discontinued operations	.09	(.22)	(.30)	(.25)	(.33)
Net income (loss) (1)	.19	(.25)	(5.51)	.29	(.73)

Cash dividends paid	-	-	.105	.30	.225
Book value	2.38	2.55	2.46	9.13	9.19

Balance Sheet Data
Working capital	$ 440,213	$ 531,983	$ 538,913	$ 473,063	$ 426,605
Total assets	1,712,865	1,653,872	1,904,124	1,404,059	1,357,404
Long-Term Debt	563,973	726,625	744,494	486,412	421,009
Stockholders’ equity	211,467	225,546	214,187	414,312	414,885

Other Data
Ratio of Earnings to Fixed Charges (2)	1.02	1.12	-	1.65	-
Common shares outstanding at year end	88,897	88,614	87,110	45,368	45,162
Number of stockholders at year end (3)	7,670	7,612	7,658	7,641	5,945

1)   For the year ended March 31, 2005 and the nine months ended March 31, 2004 the assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share. In connection with the closing of the merger with Standard many of the Company’s financing arrangements were refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  For the years ended March 31, 2007, March 31, 2006 and the nine months ended March 31, 2004, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

2)   In 2006 and 2004, fixed charges exceeded earnings by approximately $442,087 and $17,312, respectively.

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

Financial Results

Overall, our 2008 fiscal year results continued to demonstrate the successful execution of our strategy. Current year results improved from the prior year, although current year gross margin decreased, principally as a result of the increased costs associated with the Malawi 2007 burley crop, the strength of local currencies against the U.S. dollar and significant farmer debt costs, particularly in Brazil. Overall selling, administrative and general expenses decreased despite the increases in the current year amounts resulting from the strength of local currencies against the U.S. dollar. Current year other income was significant as a result of the sales of Malawi and Greek assets. We had also incurred additional restructuring charges during the year as we continued to refine our operational footprint. Additional impairment charges were reflected relative to the sale of our non-core dark tobacco operations and reductions in the European flue cured and burley tobacco volumes.

Liquidity

As planned, we continued to deleverage our balance sheet during the year with cash flows from operations and non-core asset sale proceeds, reducing higher cost debt prudently, while maintaining adequate credit and cash availability. At the same time further devaluation of the U.S. dollar throughout the year along with increasing commodity and green tobacco costs necessitated further working capital line availability. Our access to shorter term capital remains strong and our financing partners around the world are providing the corresponding required capital as expected. Disruption that began mid-year in the U.S. and European capital markets has placed upward pressure on short term borrowing spreads worldwide.  Increased spreads were partially offset by our improving credit outlook, while underlying indices declined at similar levels, leaving “all-in” shorter term working capital borrowing costs, on average, approximately unchanged. As a result of these events we have consciously increased our credit and cash positions and maintain appropriate levels of liquidity throughout the year through a combination of long term commitments in concert with various shorter term seasonal credit lines, ongoing customer pre-financing and available cash on hand.

          During the year the following played a role in our liquidity position:

•

March 31, 2007 total available credit including letter of credit and cash were $631.1 million comprised of $538.0 million of credit lines, $12.8 million for letters of credit and $80.3 million of cash;

•

$250.0 million senior secured revolver remained unfunded and no letters of credit were issued under this facility during the fiscal year;

•

$55.0 million accounts receivable sale program was upsized to $100.0 million while the pricing was improved and the maturity extended to 5 years from the March 31, 2008 closing;

•

$65.6 million in net cash proceeds from non-core asset divestitures were collected during the year;

•

$145.0 million senior secured term loan B was repaid in full as of September 28, 2007;

•

$315.0 million 11% senior unsecured notes due 2012 were permanently reduced to $272.7 million; and

•

March 31, 2008 total available credit including letters of credit and cash were $696.9 million, a 10.4% increase over the prior year, comprised of $556.1 million of credit lines, $28.6 million for letters of credit and $112.2 million of cash.

Outlook

Global supply and demand continues to be tight in the marketplace with very little uncommitted inventories available.  Production costs continue to rise and customer selling prices are increasing as well in most origins. Farmer prices have escalated rapidly this year in most origins for tobacco and across many other commodities. This remains a critical issue to our industry and farmer flight will continue in certain areas as farmers migrate to other crops with good returns and lower labor requirements.  Nonetheless, we will continue working to improve profitability.  We will continue to challenge all of our operations to achieve appropriate return targets and to effect actions which will positively improve future performance. The strategy behind our merger and the creation of Alliance One is simple, and has not changed: We are seeking to create the profile of a strategic leaf supply partner with the footprint and scale necessary to drive efficiency, sustainability and long-term shareholder value in what remains an intensely competitive global industry.

          In fiscal 2008, we completed the exit of several marginal and/or unprofitable origins or businesses as well as we substantially completed the exit from our discontinued operations.  In addition, we focused on profit improvement and debt reduction.  Our focus in 2009 will be on continued profit improvement and debt reduction.  While we will again face challenges associated with the weaker U.S. dollar and increased costs as a result of the decreased volume available, we remain totally committed to our customer-focused strategy, and we are confident that our strategy will position us to enhance our already strong customer relationships and allow us to grow with our customers. As such, we will continue to focus our attention and resources on those origins that are growing in market importance, on delivering outstanding customer service, exercising expense discipline, and above all, delivering the full benefits of the merger.

Results of Operations

Consolidated Statement of Operations
	Twelve Months Ended March 31,
		Change			Change
(in millions)	2008	$	%	2007	$	%	2006 (1)
Sales and other operating revenues	$2,011.5	$ 32.4	1.6	$1,979.1	$(133.6)	(6.3)	$2,112.7
Gross profit	250.4	(45.3)	(15.3)	295.7	71.0	31.6	224.7
Selling, administrative and general expenses	157.4	(0.9)	(0.6)	158.3	(5.8)	(3.5)	164.1
Other income	20.2	14.1		6.1	3.6		2.5
Goodwill impairment	-	-		-	(256.9)		256.9
Restructuring and asset impairment charges	19.6	(10.2)		29.8	(55.6)		85.4
Debt retirement expense	5.9	2.0		3.9	(62.6)		66.5
Interest expense	101.9	(3.7)		105.6	(3.0)		108.6
Interest income	16.2	7.6		8.6	1.5		7.1
Derivative financial instruments income	-	(0.3)		0.3	(4.8)		5.1
Income tax expense (benefit)	(5.5)	(21.6)		16.1	33.6		(17.5)
Equity in net income of investee companies	1.8	0.8		1.0	-		1.0
Minority interests (income)	0.4	(0.3)		0.7	0.9		(0.2)
Income (loss) from discontinued operations	7.9	26.6		(18.7)	5.4		(24.1)
Cumulative effect of accounting changes, net of income tax	-	0.3		(0.3)	(0.3)		-
Net income (loss)	$ 16.9*	$ 38.5		$ (21.6)*	$ 425.8		$ (447.4)*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Twelve Months Ended March 31,
		Change			Change
(in millions, except per kilo amounts)	2008	$	%	2007	$	%	2006 (1)
Tobacco sales and other operating revenues:
Sales and other operating revenues	$ 1,933.0	$ 23.7	1.2	$ 1,909.3	$ (147.8)	(7.2)	$2,057.1
Kilos	556.1	(28.8)	(4.9)	584.9	(80.5)	(12.1)	665.4
Average price per kilo	$ 3.48	$ 0.22	6.7	$ 3.26	$ 0.17	5.5	$ 3.09
Processing and other revenues	$ 78.5	8.7	12.5	$ 69.8	14.2	25.5	$ 55.6
Total sales and other operating revenues	$ 2,011.5	$ 32.4	1.6	$ 1,979.1	$ (133.6)	(6.3)	$2,112.7

(1)  The merger of DIMON and Standard was completed May 13, 2005, which was during the first quarter of fiscal       2006. As a result, total revenues and expenses for the twelve months ended March 31, 2006 exclude Standard’s       results from April 1 to May 13, 2005.

Comparison of the Year Ended March 31, 2008 to the Year Ended March 31, 2007

Sales and other operating revenues.  The increase of 1.6% from $1,979.1 million in 2007 to $2,011.5 million in 2008 is the result of a 6.7% or $0.22 per kilo increase in average sales prices and a 12.5% or $8.7 million increase in processing and other revenues partially offset by a 4.9% or 28.8 million kilo decrease in quantities sold.

South America region.  Tobacco revenues increased $121.5 million, reflecting increases of 32.6 million kilo in quantities sold and $0.05 per kilo in average sales prices versus the prior year.  The return of certain customer sales in the current year as well as increased demand for Brazilian tobacco are the primary reasons for the increase in the South America operating segment revenues.

Other regions.  Tobacco revenues decreased $97.8 million due to a 61.3 million kilo decrease in quantities sold, partially offset by a $0.32 per kilo increase in average sales prices.  The decrease in volumes is primarily as a result of opportunistic sales of U.S. inventories that occurred in the prior year.  The decrease in sales also reflected the exit from the European markets in Greece and Spain, decreased volumes available in Zimbabwe and reduced sales from Malawi and Zambia due to smaller 2007 crops.  These decreases were partially offset by Asian sales due to increased demand for these tobaccos.  Processing and other revenues increased 12.5% from $69.8 million in 2007 to $78.5 million in 2008 primarily as a result of increased processing volumes and prices in the United States.

Gross profit as a percentage of sales.  Gross profit decreased 15.3% from $295.7 million in 2007 to $250.4 million in 2008 and the gross profit percentage decreased from 14.9% in 2007 to 12.4% in 2008.

South America region.  Gross profit declined $38.8 million in 2008 compared to 2007.  Although current year volumes increased, prior year results included the reversal of a reserve for interstate trade tax assets from the State of Rio Grande do Sul as the assets were determined to be realizable due to an amended agreement with the government.  In addition, gross margin was negatively impacted by a $37.5 million bad debt provision associated with farmer accounts related to the cumulative impact of the lower quality of the 2006 crop and smaller 2007 crop. The continued impact of the strengthening Brazilian real also had a negative impact on gross margin as we experienced substantial increases in both green tobacco and tobacco processing costs for the 2006 and 2007 crops.  Management considers the 2007 crop to be of improved quality.  However, as a result of the poor quality of the 2006 crop and the resulting surplus quantities on hand, 2007 crop production and purchases declined as planned.  The decline in market conditions again resulted in an increased grower bad debt provision for the 2007 crop.  During 2008, a provision of $6.2 million related to interstate trade taxes receivable from the State of Parana was recorded which also negatively impacted Brazilian gross profits.  See Note P “Contingencies - Non-Income Tax” to the “Notes to Condensed Consolidated Financial Statements” for further information.  These cost increases in 2008 were partially offset by an $8.6 million inventory valuation adjustment in 2007 as a result of poor quality crops.

Other Region.  The current year gross profit decreased $6.5 million primarily as a result of the increased cost of the 2007 burley crop in Malawi that is being sold.  A smaller crop size due to weather, coupled with an increase of competition within the Malawi market, almost doubled the average auction prices for the 2007 crop in Malawi. In addition, the reduction in crop purchases also increased the per kilo processing and overhead costs allocated to the 2007 crop.  Negotiated sales price increases were insufficient to compensate for lost volumes thereby resulting in decreased current year margins. These factors will have a material negative impact on Other Region gross profit as the remainder of the 2007 Malawi burley crop is sold in fiscal 2009. Also negatively impacting gross profit in the Africa region was the short crop in Zambia and the decrease in volumes available from Zimbabwe.  Partially offsetting these decreases in gross profit were increases in gross profit from the Asia, Europe and North America operating segments.  The increases in gross profit were primarily related to decreased inventory valuation adjustments of approximately $6.3 million as well as the timing of shipments in the current year in the oriental markets in Bulgaria and Serbia and increased volumes in certain Asian markets.

Selling, administrative and general expenses decreased $0.9 million or 0.6% from $158.3 million in 2007 to $157.4 million in 2008.  The decrease is primarily due to decreased legal and professional fees and compensation costs.  The weak U.S. dollar negatively impacted expenses denominated in foreign currencies, primarily Brazilian Reals, Euros and Pounds Sterling.  Foreign currency denominated expenses accounted for approximately 33.1% and 32.9% of the total selling, administrative and general expenses in 2008 and 2007, respectively.

Other income increased $14.1 million from $6.1 million in 2007 to $20.2 million in 2008.  The increase is primarily attributable to the gains of approximately $9.5 million and $7.0 million on the sales of the Malawi factory and Greek properties, respectively.  These sales occurred primarily during the fourth quarter of fiscal 2008. The remaining 2008 income is primarily other gains on sales of fixed assets.  The 2007 income is primarily related to the final collection of pre-1991 Gulf War Iraqi receivables written off in prior years and gains on fixed asset sales.  See Note A “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” for further information.

Restructuring and asset impairment charges were $19.6 million in 2008 compared to $29.8 million in 2007.  During 2008, we incurred asset impairment charges of $10.6 million which are primarily the result of a $6.1 million charge from the sale of CdF.  In addition, we reported an impairment charge of $2.7 million related to long-lived assets in Turkey as a result of significant reductions in future Turkish flue cured and burley tobacco volumes. The remaining restructuring charges of $9.0 million are substantially employee severance charges primarily in Malawi due to the sale of one of the Malawi factories, in Turkey due to the significant reductions in future volumes, in Brazil due to the sale of one of the operating facilities as previously disclosed and other employee severance charges as we continue the execution of our merger integration plan.  The 2007 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe operations to zero as a result of the continuing political and economic strife as well as the further decline in crop size.  Other asset impairment charges of $6.7 million related to assets in the United States, Thailand and Greece, primarily machinery and equipment.  The remaining $9.9 million in 2007 relates primarily to employee severance and other integration related charges as a result of the merger.  See Note D “Restructuring and Assets Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

Debt retirement expense of $5.9 million in 2008 relates to accelerated amortization of debt issuance costs as a result of debt prepayment and retirement as well as other one time costs associated with the retirement of senior notes including tender premiums paid for the repurchase of the senior notes and other debt related fees.  Debt retirement expense of $3.9 million in 2007 relates to one time costs of refinancing our senior secured credit facility.

Interest expense decreased $3.7 million from $105.6 million in 2007 to $101.9 million in 2008 primarily due to lower average borrowings.

Interest income was $16.2 million in 2008 and $8.6 million in 2007.  The increase of $7.6 million was primarily due to higher cash balances in 2008 and increased interest income from Brazilian farmer refinancing.

Effective tax rates were a benefit of (268.8)% in 2008 and an expense of 122.7% in 2007.  Effective tax rates are largely determined by the distribution of taxable income among various taxing jurisdictions as well as management’s judgment on the ability to realize the tax benefits of deferred tax assets.  The significant variance from the statutory tax rate in 2008 is due primarily to permanent differences related to local goodwill amortization and to exchange gains and losses and currency translation adjustments, partially offset by increases to valuation allowance.  The significant unfavorable variance from the statutory rate in 2007 is primarily due to the inability to recognize the benefit of losses in certain jurisdictions and the additional income tax accrual for the tax audit in Germany.  See Note L “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.  The effective rate was favorably impacted as a result of the reduction in tax rates in Turkey and a reduction in valuation allowance related to U.S. foreign tax credit carryovers.

Income (loss) from discontinued operations was $7.9 million in 2008 compared to $(18.7) million in 2007.  The increase of $26.6 million is primarily due to gains on the sale of the remaining wool assets of $7.2 million, 2007 charges of $9.3 million related to finalizing our exit from the Italian market and a 2007 fair value adjustment to inventory in Mozambique for $1.1 million.  The remaining increase of $9.0 million is due to our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note C “Discontinued Operations” to the “Notes to Consolidated Financial Statements” for further information.

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

Goodwill impairment is tested for each reporting unit annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  In 2007, there were no indications of impairment.  Based on the impairment analysis in 2006, we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter related to the reporting units of North America ($75.7 million) and South America ($181.2 million).  See Note E “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

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

Liquidity and Capital Resources

Overview

Historically we have needed capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to farmers for pre-financing tobacco crops in certain foreign countries.  Purchasing, processing and selling activities of our business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be significantly greater or less as a result.  Our long term borrowings consist of unsecured senior and subordinated notes as well as a senior secured revolving credit facility. We also have short term lines of credit available with a number of banks throughout the world to provide needed seasonal working capital to correspond with regional peaks of our business. Over the fiscal year a combination of further devaluation of the U.S. dollar versus most of the currencies that we experience costs in, coupled with lower customer advances, as well as increased inflationary pressure on commodity and green tobacco costs have required higher working capital shorter term credit line availability and utilization, while overall working capital has decreased since March 31, 2007.  In conjunction with our pre-financing activities, we reported $95.2 million of farmer rural credit lines on our balance sheet as our debt as of March 31, 2008.  We have guaranteed these farmer obligations.

          Over the last twelve months and in line with one of management’s stated areas of focus after excluding the farmer rural credit which has been reported as debt of the Company, we have reduced debt, net of cash, by $67.9 million from $830.7 million as of March 31, 2007 to $762.8 million as of March 31, 2008. After giving effect to capitalized farmer rural credit, debt net of cash increased marginally by $27.3 million to $858.0 million. Improved working capital management, as well as both excess cash flow from operations and non-core asset sale proceeds, were the significant debt reduction drivers. The $145.0 million senior secured term loan B was repaid in full as of September 28, 2007. From time to time in the future, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our senior secured credit agreement or indentures, as permitted therein.

          At March 31, 2008, we had $112.2 million in cash on our balance sheet, no borrowings under our $250.0 million revolving credit facility with $250.0 million available, $387.2 million outstanding under foreign lines with $284.5 million available under those lines and $58.1 million outstanding of other debt with $21.6 million available for a total of $668.3 million of debt availability and cash on hand around the world, excluding $22.2 million in issued but unfunded letters of credit with $28.6 million available. Another source of liquidity as of March 31, 2008 was $54.7 million funded under our $100.0 million receivable sale program which was increased from $55.0 million as of March 31, 2008, with improved pricing and its maturity extended for five years from origination.  Additionally, customers pre-financed purchases of $91.9 million.  To the extent that these customers do not provide this advance funding, we must provide financing for their inventories.  Should customers pre-finance less in the future for committed inventories, this action could negatively affect our short term liquidity.  At March 31, 2008, we had no material capital expenditure commitments other than our previously announced SAP software implementation.  We believe that the sources of capital we possess, or have access to, will be sufficient to fund our anticipated needs for fiscal year 2009.  No cash dividends were paid to stockholders during the twelve months ended March 31, 2008.  See Note G “Short-term Borrowing Arrangements” and Note Q “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

          Seasonal liquidity beyond cash flow from operations is provided by our revolving credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable.  As of March 31, 2008, we are in our working capital build and nearing our high point in seasonally adjusted working capital borrowing. Borrowings related to South America are approaching full utilization as tobacco from the most recent crop is being purchased and processed, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well, including a new $120.0 million limited syndicated facility.  North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital

Our working capital decreased from $531.9 million at March 31, 2007 to $440.2 million at March 31, 2008.  Our current ratio was 1.6 to 1 at March 31, 2008 compared to 1.9 to 1 at March 31, 2007.  The decrease in working capital is primarily related to an increase in notes payable to banks partially offset by decreased advances from customers.  Notes payable to banks at March 31, 2007 were significantly reduced as a result of using excess cash on hand instead of short term financing in 2007 to finance almost $100.0 million of the 2007 Brazil crop.  Consequently, as short term financing levels returned to normal at March 31, 2008, the impact was a significant decrease in working capital compared to the previous year.

          The following table is a summary of items from the Consolidated Balance Sheet and Consolidated Statements of Cash Flows.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2008	$	%	2007	$	%	2006
Cash and cash equivalents	$ 112.2	$ 31.9	39.7	$ 80.3	$ 54.3	208.7	$ 26.0
Net trade receivables	181.0	(36.8)	(16.9)	217.8	(103.1)	(32.1)	320.9
Inventories and advances on purchases of tobacco	801.8	71.5	9.8	730.3	(145.0)	(16.6)	875.3
Total current assets	1,191.9	60.3	5.3	1,131.6	(236.6)	(17.3)	1,368.2
Notes payable to banks	387.2	208.1	16.2	179.1	(120.8)	(40.3)	299.9
Accounts payable	158.5	(29.5)	(15.7)	188.0	12.1	6.9	175.9
Advances from customers	91.9	(33.5)	(26.7)	125.4	(101.0)	(44.6)	226.4
Total current liabilities	751.7	152.0	25.3	599.7	(229.6)	(27.7)	829.3
Current ratio	1.6 to 1			1.9 to 1			1.6 to 1
Working capital	440.2	(91.7)	(17.2)	531.9	(7.0)	(1.3)	538.9
Total long term debt	564.0	(162.6)	(22.4)	726.6	(17.9)	(2.4)	744.5
Stockholders’ equity	211.5	(14.0)	(6.2)	225.5	11.3	5.3	214.2

Net cash provided (used) by:
Operating activities	37.8	(149.7)		187.5	95.1		92.4
Investing activities	57.4	13.1		44.3	1.0		43.3
Financing activities	(68.4)	110.7		(179.1)	(55.4)		(123.7)

Operating Cash Flows

Net cash provided by operating activities decreased $149.7 million in 2008 compared to 2007 which increased $95.1 million compared to 2006.  The decrease in cash provided by operations in 2008 is primarily due to the increase in inventories and advances on purchases of tobacco and the change in cash used by discontinued operations which are partially offset by increases in accounts payable and accrued expenses.  The increase in cash provided in 2007 is primarily due to significantly improved results of operations in 2007 compared to 2006.  Decreases in accounts receivable and inventories and advances on purchases of tobacco were offset by a corresponding decrease in advances from customers.  Decreases in accounts payable and accrued expenses were substantially offset by the change in deferred items.

Investing Cash Flows

Net cash provided by investing activities increased $13.1 million in 2008 compared to 2007 which increased $1.0 million compared to 2006.  The increase in cash provided in 2008 compared to 2007 is primarily the increase in cash provided by discontinued operations as a result of the sale of the remaining wool assets.  The increase in cash provided in 2007 compared to 2006 is primarily a result of the surrender of life insurance policies, increased proceeds from the sale of fixed assets identified as part of the merger process to be redundant and the return of capital from our Zimbabwe operation in 2007 offset by the cash acquired in the prior year as a result of the purchase and merger of Standard into Alliance One.

Financing Cash Flows

Net cash used by financing activities decreased $110.7 million in 2008 compared to 2007 which increased $55.4 million compared to 2006.  The decrease in cash used in 2008 compared to 2007 is primarily due to the change in short-tem borrowings as a result of a significant portion of the 2007 Brazil crop being financed with excess cash on hand in the prior year instead of short-term financing.  Substantially offsetting this increase in 2008 is the net decrease in proceeds and repayments from long-term borrowings as a result of the debt refinancing arrangements in the prior year.  The increase in cash used in 2007 compared to 2006 is primarily due to lower net proceeds from borrowings in 2007 as a result of the new debt arrangements entered into in the prior year as a result of the merger.

         The following table summarizes our debt financing as of March 31, 2008:

			March 31, 2008
	Outstanding		Lines and
	March 31,		Letters	Interest		Repayment/Amortization Schedule (4)
(in millions except for interest rates)	2007	2008	Available	Rate		2009	2010	2011	2012	2013	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250.0
Term loan B	145.0	-	-			$ -	$ -	$ -	$ -	$ -	$ -
	145.0	-	250.0			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	315.0	272.7	-	11.0%		-	-	-	-	272.7	-
8 ½% senior notes due 2012	149.3	149.4	-	8.5%		(.1)	(.1)	(.2)	(.2)	150.0	-
Other (1)	10.2	10.2	-			-	-	-	3.5	6.3	.4
	474.5	432.3	-			(.1)	(.1)	(.2)	3.3	429.0	.4

12 ¾% senior subordinated notes due 2012	91.6	92.6	-	12.8%		(1.2)	(1.4)	(1.6)	(1.9)	98.7	-

Other long-term debt	20.8	58.1	21.6	9.2%	(2)	20.3	13.5	12.4	11.5	-	.4

Notes payable to banks (3)	179.1	387.2	284.5	6.7%	(2)	-	-	-	-	-	-

Total debt	$ 911.0	$ 970.2	556.1			$19.0	$12.0	$10.6	$12.9	$527.7	$ .8

Short term	$ 179.1	$ 387.2
Long term:
Long term debt current	$ 5.2	$ 19.0
Long term debt	726.7	564.0
	$ 731.9	$ 583.0

Letters of credit	$ 17.8	$ 22.2	28.6

Total credit available			$584.7

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(2) Weighted average rate for the twelve months ended March 31, 2008

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31

The following summarizes the material terms of each significant component of our debt financing.

On March 30, 2007, we entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), with a syndicate of banks that amends and restates our prior credit agreement and provides for a senior secured credit facility (the “Credit Facility”) that consists of:

•

a three and one-half year $240.0 million revolver (the “Revolver”) which initially accrues interest at a rate of LIBOR plus 2.75%; and

•

a four-year $145.0 million term loan B (the “Term Loan B”) which accrues interest at a rate of LIBOR plus 2.25%.

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, we increased the Revolver by $10.0 million to $250.0 million by adding additional Lenders thereto.  As of September 30, 2007, the entire $145.0 million term loan B had been repaid.

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

Collateral.  Our borrowings under the Credit Facility are secured by a first priority pledge of:

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

Financial Covenants.  The Credit Facility includes certain financial covenants and required financial ratios, including:

•

a minimum consolidated interest coverage ratio of not less than 1.70 to 1.00;

•

a maximum consolidated leverage ratio of not more than 5.75 to 1.00;

•

a maximum consolidated total senior debt to borrowing base ratio of not more than 0.85 to 1.00; and

•

a maximum amount of annual capital expenditures of $40.0 million during any fiscal year of ours.

          Certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contains certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          Due to the delay in preparing our financial results for the fiscal year ended March 31, 2008, we were in technical default under our Credit Facility for failing to provide our lenders with the financial statements and certificates required pursuant to the Credit Facility.  We have cured this default during the provided cure period.  If we were in default and were unable to obtain the necessary amendments or waivers under our Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing our senior notes and senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under our Credit Facility would have a material adverse effect on our liquidity and financial condition.

Senior Notes

On May 13, 2005, we issued $315.0 million of 11% senior notes due 2012 (the “11% Notes”) and on March 7, 2007, we issued $150.0 million of 8 ½% senior notes due 2012 (the “8 ½% Notes”) at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the twelve months ended March 31, 2008, we purchased $42.3 million of our 11% Notes on the open market. All purchased securities were canceled leaving $272.7 million of the 11% Senior Notes outstanding at March 31, 2008. Associated cash premiums paid were $2.0 million and non-cash deferred financing costs of $0.7 million were accelerated. From time to time in the future we may purchase more of our debt securities in the open market or through a tender process.  The indentures governing each of the 11% Notes and the 8 ½% Notes contain certain covenants that, among other things, limit our ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of our assets; grant liens on our assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to us by our subsidiaries; sell or otherwise dispose of assets, including equity interests of our subsidiaries; enter into transactions with our affiliates; and enter into certain sale and leaseback transactions.  We continuously monitor our compliance with these covenants and are not in default as of, or for the three months or twelve months ended March 31, 2008.

Senior Subordinated Notes

On May 13, 2005, we issued $100.0 million of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% Notes and the 8 ½% Notes.

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2008, we had approximately $387.2 million drawn and outstanding on foreign seasonal lines totaling $722.4 million. Additionally against these lines there was $28.6 million available in unused letter of credit capacity with $22.2 million issued but unfunded.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2008.

		Payments / Expirations by Period
(in millions)	Total	2009	Years 2010-2011	Years 2012-2013	After 2013
Long-Term Debt Obligations*	$ 844.8	$ 79.9	$ 148.4	$ 615.6	$ 0.9
Capital Lease Obligations*	0.4	0.2	0.2	-	-
Operating Lease Obligations	31.2	8.6	10.4	4.6	7.6
Tobacco Purchase Obligations	725.5	656.7	68.8	-	-
Total Contractual Obligations and Other Commercial Commitments	$1,601.9	$745.4	$ 227.8	$ 620.2	$ 8.5

*

Long-Term Debt Obligations and Capital Lease Obligations include projected interest for both fixed and variable rate debt.  We assume that there will be no drawings on the senior secured revolving credit facility in these calculations.  The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2008.  These calculations also assume that there is no refinancing of debt during any period.  These calculations are on Long-Term Debt Obligations and Capital Lease Obligations only.

          On September 27, 2006, we entered into a revolving trade accounts receivable securitization agreement to sell receivables to a limited liability company (“LLC”) which was amended in March 2008.  Under the agreement, we have assumed co-insurance equal to 10% of the value of receivables sold.   Based on the closing balance of receivables sold to the LLC, this amount is equal to $7.1 million as of March 31, 2008.  See Note Q “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

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

Planned Capital Expenditures

We have projected a total of $25.0 million in capital investments for our 2009 fiscal year.  We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.  Included in capital expenditures for 2009 are the remaining costs for the initial development and implementation of SAP, a global financial accounting and reporting system.  This system will replace more than 50 systems we are currently using around the world.  Implementation will be phased in during fiscal 2009 and fiscal 2010.

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

          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions.  Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied.  Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee.  Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements.  For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also see Note A “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” which discusses the significant accounting policies that we have selected from acceptable alternatives.

Inventories

Inventories are valued at the lower of cost or market. Inventories are reviewed and written down for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand is lower or market conditions vary unfavorably from those projected by management, additional write-downs to lower of cost or market value may be required.  Inventory write-downs for the years ended March 31, 2008 and 2007 were $1.9 million and $14.6 million, respectively.  See Note A “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). We review our tax positions quarterly and adjust the balances as new information becomes available.

          Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.  To provide insight, we use our historical experience and our short and long-range business forecasts.  We believe it is more likely than not that a portion of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable.  See Note L “Income Taxes” and Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for further information.

Advances on Purchases of Tobacco and Guarantees of Brazilian Rural Credit Financing to Farmers

We provide agronomy services and seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to us, and are reported in advances on purchases of tobacco in the consolidated balance sheet. Primarily in Brazil and certain African countries, we have made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and we may extend repayment of those advances into future crop years.  In Brazil, we also assist the farmer in obtaining government subsidized rural credit financing which is guaranteed by the Company.  The guarantees on the rural credit financing are within the scope of Financial Accounting Standards Board Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees (“FIN 45”), which requires the Company to make estimates in determining the fair value of the guarantees.  Each reporting period, we must make assumptions as to the balances of farmer advances that may prove uncollectible.  Based on these assumptions, we make estimates resulting in a valuation allowance for farmers’ advances and accruals for obligations under rural credit financing guarantees.  See Note B “Advances on Purchases of Tobacco” and Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for further information.

Asset Impairment

We review long-lived assets for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate. Accordingly, the fair value of an asset could be different using different estimates and assumptions in these valuation techniques which would increase or decrease the impairment charge.

          We recognized impairment losses on long-lived assets of $10.6 million, $19.9 million and $63.2 million during the fiscal years ending 2008, 2007 and 2006, respectively.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

Discontinued Operations

When we determine that all of the criteria under SFAS No. 144 have been met to classify a component of a business as discontinued operations, its financial position is reported as assets and liabilities of discontinued operations and its results as discontinued operations.  We have made such decisions concerning tobacco operations in Italy and Mozambique, a U.S. non-tobacco processing facility and our wool operations.  These operations are reported as discontinued operations in our financial statements and have resulted in income (losses) of $7.9 million, $(18.7) million and $(24.1) million, in the fiscal years ended 2008, 2007 and 2006, respectively.  See Note C “Discontinued Operations” to the “Notes to Consolidated Financial Statements” for further information.

Goodwill and Other Intangible Assets

We test goodwill for impairment annually on the first day of the last quarter of our fiscal year and whenever events or circumstances make it more likely than not that an impairment may have occurred. Determining whether an impairment has occurred requires valuation of the respective reporting unit, which we estimate using a discounted cash flow method. In applying this methodology, we rely on a number of factors, including actual operating results, future business plans, economic projections, market data and selection of an appropriate discount rate.

          If this analysis indicates goodwill is impaired, then measuring the impairment requires a fair value estimate of each identified tangible and intangible asset. In this case, we supplement the cash flow approach discussed above with independent appraisals, as appropriate.  Based on this analysis we recorded a total goodwill impairment charge of $256.9 million during the fourth quarter of fiscal 2006 related to the operating segments of North America and South America.

          We have no intangible assets with indefinite useful lives. We test other identified intangible assets with defined useful lives and subject to amortization by comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the carrying amount of an intangible asset exceeds its fair value based on estimated future undiscounted cash flows, an impairment loss would be indicated.  The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows.  We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives.  The factors considered are similar to those outlined in the goodwill impairment discussion above.  See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly.  Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $1.3 million in the fiscal year ended March 31, 2009 as compared to March 31, 2008.  We continually evaluate ways to better manage benefits and control costs.  The cash contribution to our employee benefit plans in 2008 was $7.8 million and is expected to be $11.4 million in 2009.

          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.  Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.

          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$ (15,727)	$ (960)
1% decrease in discount rate	$ 18,434	$ 106

1% increase in salary increase assumption	$ 1,346	$ 319
1% decrease in salary increase assumption	$ (1,276)	$ (939)

1% increase in cash balance crediting rate	$ 1,377	$ 252
1% decrease in cash balance crediting rate	$ (1,207)	$ (153)

1% increase in rate of return on assets		$ (877)
1% decrease in rate of return on assets		$ 877

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

New Accounting Standards

On September 15, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 established market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS No. 157 will require, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. SFAS No. 157 is effective for the Company as of April 1, 2008.  The Company is evaluating the impact of SFAS No. 157 on its financial condition and results of operations.

          On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to report individual financial instruments and certain other items at fair value with changes in value reported in operations. Once made, this election is irrevocable for those items.  SFAS No. 159 is effective for the Company as of April 1, 2008. The Company is evaluating the impact of SFAS No. 159 on its financial condition and results of operations.

          On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes  in the accounting for acquisitions are the following: (a) transaction costs will generally be expensed, (b) in-process research and development will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned, (c) contingencies, including contingent consideration, will generally be  recorded  at fair value with subsequent adjustments recognized in operations, and (d) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company is evaluating the impact of SFAS No. 141R on its financial condition and results of operations.

          On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. It will require noncontrolling interests (or minority interests) to be reported as a component of shareholders’ equity, which is change from its current classification between liabilities and shareholders’ equity. It also requires earnings attributable to minority interests to be included in net earnings, although such earnings will continue to be deducted to measure earnings per share.  SFAS No. 160 is effective for the Company as of April 1, 2009. The Company is evaluating the impact of SFAS No. 160 on its financial condition and results of operations.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for interim periods and fiscal years beginning after November 15, 2008. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is evaluating the impact of SFAS No. 161 on its financial condition and results of operations.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

                     MARKET RISK

Derivatives Policies:  We manage interest rate exposure using swaps and foreign exchange exposure using forward and option contracts. These derivative instruments are contemplated to manage and reduce specific risks inherent in interest rate and currency fluctuations.  We do not utilize derivatives for speculative purposes, and we do not enter into market risk sensitive instruments for trading purposes.

          In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” we recognize all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income.  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income. See also Note F “Derivative and Other Financial Instruments” to the “Notes to Consolidated Financial Statements.”

Foreign exchange rates:  Our business is generally conducted in U.S. dollars, as is the business of the leaf tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  The recent weakening of the U.S. dollar relative to foreign currencies in which we incur purchasing and processing costs, particularly the Brazilian real, can significantly affect our operating results.  We minimize such currency risks by entering into derivative instruments to offset specific operating costs and by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  In our statement of income, we have recognized an exchange gain of $4.1 million for the fiscal year ended March 31, 2008, a loss of $0.2 million for the fiscal year ended March 31, 2007 and a gain of $2.3 million for the fiscal year ended March 31, 2006.  In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income.  We recognized gains of $6.5 million in 2008 and $9.5 million in 2007 as a result of fluctuations in these currencies.

          Our consolidated selling, general and administrative (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses accounted for approximately 33% or $52.1 million of our total SG&A expenses for the twelve months ended March 31, 2008.  A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $5.2 million.

Interest rates:  We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 10% change in interest rates would increase or decrease our reported interest cost by approximately $8.9 million.  Substantially all of our long-term borrowings are denominated in U.S. dollars.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2008	2007	2006
Sales and other operating revenues	$ 2,011,503	$ 1,979,078	$ 2,112,685
Cost of goods and services sold	1,761,111	1,683,339	1,888,000
Gross profit	250,392	295,739	224,685
Selling, administrative and general expenses	157,405	158,342	164,087
Other income, net	20,188	6,076	2,501
Goodwill impairment	-	-	256,916
Restructuring and asset impairment charges	19,580	29,773	85,411
Operating income (loss)	93,595	113,700	(279,228)
Debt retirement expense	5,909	3,860	66,474
Interest expense	101,885	105,635	108,585
Interest income	16,245	8,591	7,107
Derivative financial instruments income	-	290	5,092
Income (loss) before income taxes and other items	2,046	13,086	(442,088)
Income tax expense (benefit)	(5,499)	16,062	(17,531)
Equity in net income of investee companies	1,829	1,014	999
Minority interests expense (income)	368	653	(216)

Income (loss) from continuing operations	9,006	(2,615)	(423,342)
Income (loss) from discontinued operations, net of tax	7,855	(18,730)	(24,104)
Cumulative effect of accounting changes, net of income taxes	-	(252)	-

NET INCOME (LOSS)	$ 16,861	$ (21,597)	$ (447,446)
Other comprehensive income (loss):
Net income (loss)	$ 16,861	$ (21,597)	$ (447,446)
Currency translation adjustment	6,496	9,521	(7,506)
Pension adjustment, net of tax $3,450 in 2008,
$241 in 2007 and $554 in 2006	(6,949)	639	843
Total comprehensive income (loss)	$ 16,408	$ (11,437)	$ (454,109)

Basic Earnings (Loss) Per Share
Income (loss) from continuing operations	$0.10	$(0.03)	$(5.21)
Income (loss) from discontinued operations	0.09	(0.22)	(0.30)
Cumulative effect of accounting changes, net of income taxes	-	-	-
Net income (loss)	$0.19	$(0.25)	$(5.51)

Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$0.10	$(0.03)	$(5.21)
Income (loss) from discontinued operations	0.09	(0.22)	(0.30)
Cumulative effect of accounting changes, net of income taxes	-	-	-
Net income (loss)	$0.19	$(0.25)	$(5.51)

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEET Alliance One International, Inc. and Subsidiaries

	March 31,	March 31,
(in thousands)	2008	2007
ASSETS
Current assets
Cash and cash equivalents	$ 112,214	$ 80,258
Trade and other receivables, net	180,997	217,761
Inventories:
Tobacco	649,555	619,468
Other	39,267	31,623
Advances on purchases of tobacco, net	112,989	79,249
Current deferred and recoverable income taxes	33,677	33,254
Prepaid expenses	50,668	48,600
Assets held for sale	4,885	2,793
Other current assets	7,382	5,793
Assets of discontinued operations	236	12,835
Total current assets	1,191,870	1,131,634
Other assets
Investments in unconsolidated affiliates	21,582	21,302
Goodwill and other intangible assets	37,999	35,109
Deferred income taxes	96,110	69,002
Other deferred charges	11,417	18,136
Other noncurrent assets	135,610	116,621
	302,718	260,170

Property, plant and equipment, net	218,277	262,068
	$1,712,865	$1,653,872

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 387,157	$ 179,097
Accounts payable	158,471	188,003
Advances from customers	91,919	125,403
Accrued expenses	88,503	65,077
Income taxes	6,522	26,461
Long-term debt current	19,004	5,231
Liabilities of discontinued operations	81	10,379
Total current liabilities	751,657	599,651

Long-term debt	563,973	726,625
Deferred income taxes	10,527	10,895
Liability for unrecognized tax benefits	53,370	-
Pension, postretirement and other long-term liabilities	118,248	87,730
	746,118	825,250

Minority interest in subsidiaries	3,623	3,425

Commitments and contingencies	-	-

Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 96,750 issued and 88,897 outstanding (88,614 at March 31, 2007)	462,798	459,563
Retained deficit	(258,395)	(241,534)
Accumulated other comprehensive income	7,064	7,517
	211,467	225,546
	$1,712,865	$1,653,872

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED STOCKHOLDERS’ EQUITY Alliance One International, Inc. and Subsidiaries

				Accumulated Other Comprehensive Income
(in thousands, except per share amounts)	Common Stock	Unearned Compensation	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Total Stockholders’ Equity

Balance, March 31, 2005	$186,784	$ (1,611)	$ 236,606	$ (3,357)	$(4,110)	$ 414,312
Net loss for the year	-	-	(447,446)	-	-	(447,446)
Cash dividends -$.105 per share	-	-	(9,097)	-	-	(9,097)
Stock issued in connection with
the merger	261,905	(2,463)	-	-	-	259,442
Issue of 418,500 shares of
restricted stock	2,039	(2,039)	-	-	-	-
Earned compensation	(231)	2,896	-	-	-	2,665
Exercise of employee stock
options	913	-	-	-	-	913
Restricted stock surrendered	(83)	83	-	-	-	-
Deferred stock compensation	61	-	-	-	-	61
Conversion of foreign currency
financial statements	-	-	-	(7,506)	-	(7,506)
Adjustment in the minimum
pension liability	-	-	-	-	843	843

Balance, March 31, 2006	$451,388	$ (3,134)	$(219,937)	$(10,863)	$(3,267)	$ 214,187
Net loss for the year	-	-	(21,597)	-	-	(21,597)
Adoption of FAS 123R	(3,134)	3,134	-	-	-	-
Restricted stock surrendered	(452)	-	-	-	-	(452)
Earned compensation	2,965	-	-	-	-	2,965
Exercise of employee stock
options	7,266	-	-	-	-	7,266
Stock-based compensation	1,530	-	-	-	-	1,530
Conversion of foreign currency
financial statements	-	-	-	9,521	-	9,521
Adjustment in the minimum
pension liability	-	-	-	-	639	639
Adoption of FAS 158	-	-	-	-	11,487	11,487

Balance, March 31, 2007	$459,563	$ -	$(241,534)	$ (1,342)	$ 8,859	$ 225,546
Net income for the year	-	-	16,861	-	-	16,861
Restricted stock surrendered	(1,479)	-	-	-	-	(1,479)
Exercise of employee stock
options	1,625	-	-	-	-	1,625
Stock-based compensation	3,089	-	-	-	-	3,089
Conversion of foreign currency
financial statements	-	-	-	6,496	-	6,496
Adjustment in pensions	-	-	-	-	(6,949)	(6,949)
Adoption of FIN 48	-	-	(33,722)	-	-	(33,722)

Balance, March 31, 2008	$462,798	$ -	$(258,395)	$ 5,154	$ 1,910	$ 211,467

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2008	2007	2006
Operating activities
Net Income (Loss)	$ 16,861	$ (21,597)	$ (447,446)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Net (income) loss from discontinued operations	(7,855)	18,730	24,104
Depreciation and amortization	34,558	36,293	43,511
Debt amortization and debt retirement expense	9,499	10,248	5,457
Restructuring and asset impairment charges	12,673	22,098	69,243
Goodwill impairment	-	-	256,916
Deferred items	4,528	(16,529)	(67,039)
(Gain) loss on foreign currency transactions	(4,073)	168	(2,313)
Gain on disposition of fixed assets	(21,987)	(4,885)	(888)
Bad debt expense	1,356	(136)	127
Decrease in trade and other receivables	40,784	105,584	1,437
Minority interests expense (income)	368	653	(216)
Decrease (increase) in inventories and advances
on purchases of tobacco	(45,093)	205,611	59,934
Decrease (increase) in current deferred
and recoverable taxes	(10,795)	(5,709)	5,644
Increase (decrease) in accounts payable and accrued expenses	38,078	(85,420)	(12,568)
Increase (decrease) in advances from customers	(34,156)	(103,504)	149,209
Increase (decrease) in income taxes	(1,811)	7,330	4,983
Stock based compensation	2,092	4,436	-
Excess tax benefits from share-based payment arrangements	(668)	-	-
Increase in other current assets	(1,295)	(2,818)	(19,513)
Other	6,353	1,571	1,919
Net cash provided by operating activities
of continuing operations	39,417	172,124	72,501
Net cash provided (used) by operating activities
of discontinued operations	(1,588)	15,349	19,932
Net cash provided by operating activities	37,829	187,473	92,433

Investing activities
Purchase of property and equipment	(17,899)	(15,224)	(19,773)
Proceeds from sale of property and equipment	50,592	25,537	17,963
Cash received (distributed) in disposition of business	15,033	(5,204)	-
Cash received in acquisition of business	-	-	42,019
Return of capital on investments in unconsolidated affiliates	9,520	10,049	-
Increase in restricted cash	(450)	-	-
Surrender of life insurance policies	-	22,421	2,558
Redemption of Brazilian escrow deposits	-	8,760	705
Refinancing of Brazilian farmers	(7,132)	-	-
Payments for other assets	(3,935)	(3,023)	(143)
Net cash provided by investing activities
of continuing operations	45,729	43,316	43,329
Net cash provided by investing activities
of discontinued operations	11,632	995	-
Net cash provided by investing activities	57,361	44,311	43,329

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENT OF CONSOLIDATED CASH FLOWS (Continued)
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2008	2007	2006
Financing activities
Net change in short-term demand notes	$ 124,696	$(138,124)	$ (349,289)
Proceeds from short-term borrowings	65,263	-	-
Repayment of short-term borrowings	(71,611)	-	-
Proceeds from long-term borrowings	13,546	563,368	1,220,231
Repayment of long-term borrowings	(199,825)	(603,779)	(961,172)
Debt issuance/retirement costs	(2,784)	(7,786)	(25,299)
Proceeds from sale of stock	1,632	7,259	905
Excess tax benefits from share-based payment arrangements	668	-	-
Cash dividends	-	-	(9,096)
Net cash used by financing activities	(68,415)	(179,062)	(123,720)

Effect of exchange rate changes on cash	5,181	1,551	(8,705)
Cash from deconsolidated Zimbabwe subsidiaries	-	-	(6,480)

Increase (decrease) in cash and cash equivalents	31,956	54,273	(3,143)
Cash and cash equivalents at beginning of year	80,258	25,985	29,128
Cash and cash equivalents at end of year	$ 112,214	$ 80,258	$ 25,985

Other information:
Cash paid during the year:
Interest	$ 94,888	$ 121,068	$ 93,689
Income taxes	9,969	13,483	10,167

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies

Description of Business

The Company is principally engaged in purchasing, processing, storing, and selling leaf tobacco.  The Company purchases tobacco primarily in the United States, Africa, Europe, South America and Asia for sale to customers primarily in the United States, Europe and Asia.

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

          The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the equity method of accounting for its investments in affiliates that are owned 50% or less.  The Company evaluates its equity investments for consolidation pursuant to Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 46R, Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R) and Accounting Research Bulletin No. 51, Consolidated Financial Statements (ARB 51). FIN 46R focuses on controlling financial interests that may be achieved through arrangements that do not involve voting interests. A variable interest entity (VIE) is a legal structure that does not have equity investors with voting rights or has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46R requires that a VIE be consolidated by a company if that company is the primary beneficiary of the VIE. The primary beneficiary of a VIE is an entity that is subject to a majority of the risk of loss from the VIE's activities or entitled to receive a majority of the VIE's residual returns or both.

          As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe under accounting requirements that apply under certain conditions to foreign subsidiaries that are subject to foreign exchange controls and other government restrictions. After the deconsolidation, a non-cash impairment charge was recorded to reduce the net investment in Zimbabwe operations to estimated fair value. The Company accounts for the investment on the cost method and reports it in Investments in Unconsolidated Affiliates in the consolidated balance sheets. As economic and political conditions continued to decline in fiscal 2007, lending rates and investment rates deteriorated and the investment in the Zimbabwe operations was written down to zero during fiscal 2007.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

Investments in Unconsolidated Affiliates

The Company’s equity method investments and its cost method investments, including its Zimbabwe operations, are non-marketable securities. The Company reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future operating cash flow analysis requires significant management judgment with respect to future operating earnings growth rates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities.  They also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and changes in these estimates are recorded when known.  Estimates are used in accounting for, among other things, pension and postretirement health care benefits, inventory market values, allowances for doubtful accounts and advances, bank loan guarantees to growers, useful lives for depreciation and amortization, stock options, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred tax assets and uncertain income tax positions, value-added tax credits in Brazil, the determination of the fair value of the investment in Zimbabwe operations, purchase accounting fair value determinations and contingencies. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on the Company’s best judgment.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed or determinable, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is upon shipment or delivery.

          The Company also processes tobacco owned by its customers and revenue is recognized when the processing is completed.  In addition, advances from customers are recognized as revenue upon shipment or delivery.

Shipping and Handling

Shipping and handling costs are included in cost of goods and services sold in the statement of operations.

Other Income

Other Income consists primarily of gains on sales of property, plant and equipment and assets held for sale.  This caption also includes expenses related to the Company’s sale of receivables.  See Note Q “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.  The following table summarizes the significant components of Other Income.

	Years Ending March 31,
	2008	2007	2006

Malawi factory sale	$ 9,500	$ -	$ -
Greece factory and other property sales	6,990	-	-
Brazil factory sale	2,815	-	-
Other sales of assets	4,182	5,035	870
Recovery of pre-1991 Gulf War Iraqi receivables	-	2,748	1,631
Losses on sale of receivables	(3,299)	(1,707)	-
	$20,188	$ 6,076	$2,501

Cash and Cash Equivalents

Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days.  At March 31, 2008, $450 of cash held on deposit as a compensating balance for short-term borrowings was included in other current assets.  There were no compensating balances as of March 31, 2007.

Trade and Other Receivables

Trade and other receivables consist of $171,063 of trade receivables and $9,934 of other receivables at March 31, 2008. The balances at March 31, 2007 were $202,786 and $14,975 for trade receivables and other receivables, respectively.

          Trade receivables are amounts owed to the Company from its customers. Trade receivables are recorded at invoiced amounts and primarily have net 30 day terms. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.

          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectibility and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $10,033 and $3,392 at March 31, 2008 and 2007, respectively.  The provision for doubtful accounts was $2,124, $1,325 and $415 for the years ending March 31, 2008, 2007 and 2006, respectively and is reported in selling, administrative and general expenses in the consolidated statement of operations.

          Other receivables consist primarily of value added tax (VAT) receivables of $8,137 and $10,127 at March 31, 2008 and 2007, respectively.

Sale of Accounts Receivable

The Company is engaged in a revolving trade accounts receivable securitization agreement to sell receivables to a third party limited liability company.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the retained interest in such receivables.  The losses on the sale of receivables are recognized in Other Income.  As of March 31, 2008 and 2007, respectively, accounts receivable sold and outstanding were $70,862 and $31,282.  See Note Q “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

Inventories

Inventories are valued at the lower of cost or market.  Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand is lower or market conditions vary unfavorably from those projected by management, adjustments to lower of cost or market value may be required.  Inventory write-downs for the years ended March 31, 2008 and March 31, 2007 were $1,900 and $14,600, respectively

          Costs of tobacco inventories are generally determined by the average cost method while costs of other inventories are generally determined by the first in, first out method.  Costs included in tobacco inventory include both the cost of raw material as well as direct and indirect costs that are related to the processing of the product.  Tobacco inventory is substantially finished goods.  Costs included in other inventories are costs of spare parts, packing materials, non-tobacco agricultural products and agricultural supplies including seed, fertilizer, herbicides and pesticides.  Interest and other carrying charges on the inventories are expensed in the period in which they are incurred.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired, and is allocated to the appropriate reporting unit when acquired. Goodwill is not amortized; rather it is evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of the asset may be impaired.  Goodwill is evaluated for impairment by determining the fair value of the related reporting unit. Fair value is measured based on a discounted cash flow method or relative market-based approach. When the carrying amount of goodwill exceeds its fair value, an impairment charge is recorded.

          The Company has no intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts and a customer relationship intangible, recorded in connection with the merger, as well as internally developed software that is capitalized into intangibles.  These intangible assets are stated at fair value as determined by a valuation technique commensurate with the intended use of the related asset.  Supply contracts are amortized primarily on a straight-line basis over the term of the contract ranging from three to five years.  Production contracts and the customer relationship intangible are both amortized on a straight-line basis ranging from five to ten years and twenty years, respectively.  The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience.  Internally developed software will be amortized on a straight-line basis over five years once the software testing is complete.  Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible resulting in revaluation of the asset value to its fair value.  See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

Other Noncurrent Assets

Other noncurrent assets consist primarily of long-term VAT receivables and long-term advances to suppliers.  The balance of VAT receivables was $48,641 and $42,972 at March 31, 2008 and 2007, respectively.  The balance of long term advances to suppliers was $59,640 and $44,297 at March 31, 2008 and 2007, respectively.

Property, Plant and Equipment

Property, plant and equipment at March 31, 2008 and 2007, are summarized as follows:

	2008	2007
Land	$ 21,678	$ 25,802
Buildings	161,855	182,389
Machinery and equipment	177,223	197,565
Total	360,756	405,756
Less accumulated depreciation	142,479	143,688
Total property, plant and equipment, net	$218,277	$262,068

          Property, plant and equipment is stated at cost less accumulated depreciation.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 30 years, 5 to 10 years and 3 to 5 years, respectively.  Depreciation expense recorded in cost of goods and services sold for the years ended March 31, 2008, 2007 and 2006 was $28,009, $27,503, and $32,857, respectively.  Depreciation expense recorded in selling, administrative and general expense for the years ended March 31, 2008, 2007 and 2006 was $4,232, $5,896 and $7,041, respectively.  For fiscal 2008, total property and equipment purchases, including internally developed software intangibles, were $23,903 of which $3,643 was unpaid at March 31, 2008 and included in accounts payable.

          Estimated useful lives are periodically reviewed and changes are made to the estimated useful lives when necessary. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The evaluation is performed at the lowest level of identifiable cash flows.  An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

          Under SFAS No. 144, a component of a business that is either disposed of or held for sale is reported as discontinued operations if the operations and cash flows have been reclassified from ongoing operations and there will be no significant involvement in such operations in the future.  The Company has made such decisions concerning tobacco operations in Italy and Mozambique, a U.S. non-tobacco processing facility and its wool operations.  These operations are reported as discontinued operations in the financial statements and have resulted in income of $7,855 in 2008 and losses of $18,730 and $24,104 in the years 2007 and 2006, respectively.  See Note C “Discontinued Operations” to the "Notes to Consolidated Financial Statements" for further information.

Assets Held For Sale

The Company classifies assets as “Assets Held For Sale” when the company has committed to a plan to sell the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on its current condition and sales price.  Upon classifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued.  Assets classified as held for sale were $4,885 and $2,793 at March 31, 2008 and 2007, respectively.

Derivative Financial Instruments

The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  The Company does not currently deem underlying criteria to be perfectly matched and therefore does not believe the currency contracts qualify for hedge accounting as defined by SFAS No. 133.  As a result, the Company has recorded income of $834, $12,914 and $1,606 in its cost of goods and services sold for the years ended March 31, 2008, 2007 and 2006, respectively.  The Company has also recorded expense of $94 in its selling, administrative and general expenses for the year ended March 31, 2008.  In fiscal years 2007 and 2006 the Company also utilized interest rate swaps to convert a portion of its debt from floating rate to fixed rate to reduce interest rate volatility.  These instruments did not qualify for hedge accounting under SFAS No. 133 and resulted in non-cash income of $290 and $5,092 for March 31, 2007 and 2006, respectively.  See Note F “Derivative and Other Financial Instruments” to the "Notes to Consolidated Financial Statements" for further information.

Income Taxes

The Company uses the asset and liability method to account for income taxes. The objective of the asset and liability method is to establish deferred tax assets and liabilities for the temporary differences between the financial reporting basis and the income tax basis of the Company’s assets and liabilities at enacted tax rates expected to be in effect when such amounts are realized or settled.

          The Company’s annual tax rate is based on its income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties under Financial Accounting Standards Board Interpretation 48, Accounting for Uncertainty in Income Taxes (“FIN 48”). The Company reviews its tax positions quarterly and adjusts the balances as new information becomes available.

          Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates. The Company uses historical experience and short and long-range business forecasts to provide insight.  The Company believes it is more likely than not that a portion of the deferred income tax assets may expire unused and has established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, the Company believes it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable.  See Note L “Income Taxes” and Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for further information.

Stock-Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment.  This statement requires the Company to expense the fair value of grants of various stock-based compensation programs at fair value over the vesting period of the awards.  The Company elected to adopt this statement using the “Modified Prospective Application” (MPA) transition method which does not result in the restatement of previously issued financial statements.  Application of the MPA transition method requires compensation costs to be recognized beginning on the effective date for the estimated fair value at date of grant in accordance with the original provision of SFAS No. 123, Accounting for Stock-Based Compensation, for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006.  Awards granted after April 1, 2006 have been recognized as compensation expense based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The MPA transition method also required that any unearned or deferred compensation recorded in “contra-equity” accounts be eliminated against the equity accounts that will be affected by the on-going recognition of stock based compensation.  Accordingly, on April 1, 2006, the Company reclassified $3,134 from Unearned Compensation – Restricted Stock to Common Stock.  The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model which was developed for use in estimating the fair value of exchange traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility.  See Note K “Stock-Based Compensation” to the “Notes to Consolidated Financial Statements” for further information.

New Accounting Standards

On September 15, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 established market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS No. 157 will require, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). It also will apply to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. SFAS No. 157 is effective for the Company as of April 1, 2008.  The Company is evaluating the impact of SFAS No. 157 on its financial condition and results of operations.

          On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 permits companies to elect to report individual financial instruments and certain other items at fair value with changes in value reported in operations. Once made, this election is irrevocable for those items.  SFAS No. 159 is effective for the Company as of April 1, 2008. The Company is evaluating the impact of SFAS No. 159 on its financial condition and results of operations.

          On December 4, 2007, the FASB issued SFAS No. 141R, Business Combinations. This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes  in the accounting for acquisitions are the following: (a) transaction costs will generally be expensed, (b) in-process research and development will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned, (c) contingencies, including contingent consideration, will generally be  recorded  at fair value with subsequent adjustments recognized in operations, and (d) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company is evaluating the impact of SFAS No. 141R on its financial condition and results of operations.

          On December 4, 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements. This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. It will require noncontrolling interests (or minority interests) to be reported as a component of shareholders’ equity, which is change from its current classification between liabilities and shareholders’ equity. It also requires earnings attributable to minority interests to be included in net earnings, although such earnings will continue to be deducted to measure earnings per share.  SFAS No. 160 is effective for the Company as of April 1, 2009. The Company is evaluating the impact of SFAS No. 160 on its financial condition and results of operations.

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS No. 161 is effective for interim periods and fiscal years beginning after November 15, 2008. SFAS No. 161 is effective for the Company as of January 1, 2009. The Company is evaluating the impact of SFAS No. 161 on its financial condition and results of operations.

Computation of Earnings Per Common Share
	Years Ended March 31,
(in thousands, except per share data)	2008	2007	2006
BASIC EARNINGS
Income (loss) from continuing operations	$ 9,006	$ (2,615)	$(423,342)
Income (loss) from discontinued operations	7,855	(18,730)	(24,104)
Cumulative effect of accounting changes	-	(252)	-
Net income (loss)	$ 16,861	$(21,597)	$(447,446)

SHARES
Weighted Average Number of Shares Outstanding	88,100	86,470	81,220

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ .10	$ (.03)	$ (5.21)
Income (loss) from discontinued operations	.09	(.22)	(.30)
Cumulative effect of accounting changes	-	-	-
Net income (loss)	$ .19	$ (.25)	$ (5.51)

DILUTED EARNINGS
Income (loss) from continuing operations	$ 9,006	$ (2,615)	$(423,342)
Add after tax interest expense applicable to 6¼%
Convertible Debentures issued April 1, 1997	-	-	-*

Income (loss) from continuing operations	9,006	(2,615)	(423,342)
Income (loss) from discontinued operations	7,855	(18,730)	(24,104)
Cumulative effect of accounting changes	-	(252)	-
Net income (loss) as adjusted	$ 16,861	$(21,597)	$(447,446)*

SHARES
Weighted average number of common shares outstanding	88,100	86,470	81,220
Restricted shares issued and shares
applicable to stock options, net of shares assumed to
be purchased from proceeds at average market price	1,362	-*	-*
Assuming conversion of 6 ¼% Convertible
Debentures at the beginning of the period	-	-	-*
Average Number of Shares Outstanding	89,462	86,470*	81,220*

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$.10	$(.03)	$(5.21)
Income (loss) from discontinued operations	.09	(.22)	(.30)
Cumulative effect of accounting changes	-	-	-
Net income (loss) as adjusted	$.19	$(.25)*	$(5.51)*

*

Assumed conversion of Convertible Debentures into 2,549 shares at the beginning of the period and the reduction of after-tax interest expense by $811 for the year ended March 31, 2006 has an antidilutive effect on earnings (loss) per share. In connection with the closing of the merger with Standard many of the Company’s financing arrangements were refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  For the years ended March 31, 2007 and March 31, 2006 all outstanding restricted stock and stock options of 854 and 2,473, and 1,068 and 3,763, respectively, are excluded because their inclusion would have an antidilutive effect on the loss per share.

Concentration of Credit Risk

The Company may potentially be subject to a concentration of credit risks due to cash and trade receivables relating to customers in the tobacco industry.  Cash is deposited with high-credit-quality financial institutions.

Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At March 31, 2008, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note B – Advances on Purchases of Tobacco

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $112,989 in 2008 and $79,249 in 2007 are presented as advances on purchases of tobacco, net in the consolidated balance sheet.  The long-term portion of advances of $59,640 in 2008 and $44,297 in 2007 are included in other noncurrent assets in the consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $94,536 at March 31, 2008, and $35,172 at March 31, 2007, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $79,090 in fiscal year 2008, $40,854 in fiscal year 2007 and $18,162 in fiscal year 2006.  Estimated bad debt expense on current year advances are capitalized into inventory.  Write-downs charged against the allowance were $15,522, $36,010 and $2,816 for fiscal years 2008, 2007 and 2006, respectively.

          In Brazil, farmers obtain government subsidized rural credit financing which is guaranteed by the Company.  The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing by the farmer is concurrent with delivery of tobacco to the Company.  Terms of rural credit financing are such that repayment is due only after tobacco deliveries are complete.  At fiscal year end, the Company will generally have accumulated balances from farmers for repayment to the local banks for the rural credit financing.  As of March 31, 2008 and 2007, respectively, the Company had balances of $76,672 and $95,064 that were due to local banks on behalf of farmers.  These amounts are included in accounts payable in the consolidated balance sheet.  As of March 31, 2008 and 2007, respectively, the Company was guarantor for Brazilian farmer loans of $164,542 and $286,527 with outstanding amounts of $159,602 and $258,687.  The fair value of guarantees for rural credit financing was $19,000 and $14,796 as of March 31, 2008 and 2007, respectively, and is recorded as a liability.

Note C – Discontinued Operations

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

Summary of Results of Operations

Discontinued Operations, Other Regions Segment

Year Ended March 31, 2008	Italy	Mozambique	Wool	Non-Tobacco	Total
Sales and other revenues	$ 5,710	$ 1,324	$ -	$ -	$ 7,034

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 270	$ 277	$ 7,233	$ -	$ 7,780
Income tax expense (benefit)	(58)	(17)	-	-	(75)
Income from discontinued operations, net of tax	$ 328	$ 294	$ 7,233	$ -	$ 7,855

Year Ended March 31, 2007
Sales and other revenues	$ 14,552	$ 10,483	$ -	$ 5	$ 25,040

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$(17,649)	$ 2,337	$ (711)	$ 42	$(15,981)
Income tax expense (benefit)	(401)	(470)	987	2,633	2,749
Income (loss) from discontinued operations, net of tax	$(17,248)	$ 2,807	$(1,698)	$ (2,591)	$(18,730)

Year Ended March 31, 2006
Sales and other revenues	$ 22,825	$ 31,516	$ -	$ 413	$ 54,754

Income from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$(15,239)	$ (5,769)	$(1,164)	$ (2,933)	$(25,105)
Income tax expense (benefit)	(177)	216	-	(1,040)	(1,001)
Loss from discontinued operations, net of tax	$(15,062)	$ (5,985)	$(1,164)	$ (1,893)	$(24,104)

Summary of Assets and Liabilities

Discontinued Operations, Other Regions Segment *

March 31, 2008	Italy	Mozambique	Wool	Total
Assets of discontinued operations:
Trade receivables, net of allowances	$ -	$ 61	$ -	$ 61
Inventory	-	175	-	175
Total assets of discontinued operations	$ -	$ 236	$ -	$ 236

Liabilities of discontinued operations:
Accounts payable	$ -	$ 31	$ -	$ 31
Accrued expenses	-	50	-	50
Total liabilities of discontinued operations	$ -	$ 81	$ -	$ 81

March 31, 2007
Assets of discontinued operations:
Trade receivables , net of allowances	$ 917	$ 820	$ -	$ 1,737
Inventory and advances	5,294	1,853	-	7,147
Net property, plant and equipment and other assets	39	13	3,899	3,951
Total assets of discontinued operations	$ 6,250	$ 2,686	$ 3,899	$ 12,835

Liabilities of discontinued operations:
Accounts payable	$ 7,316	$ 532	$ -	$ 7,848
Advances from customers and accrued expenses	542	1,989	-	2,531
Total liabilities of discontinued operations	$ 7,858	$ 2,521	$ -	$ 10,379

* The Non-Tobacco Operations had no assets or liabilities of discontinued operations for periods presented.

Discontinued Italy Operations, Other Regions Segment

On September 30, 2004, concurrent with the sale of the Italian processing facility, the Company made a decision to discontinue all of its Italian operations as part of its ongoing plans to realign its operations to more closely reflect worldwide changes in the sourcing of tobacco.  As a result of the merger on May 13, 2005, the remaining net assets of the discontinued Italian operations of Standard were acquired.  Due to the merger, the collection of the accounts receivable and the liquidation of the inventory took longer than originally anticipated.  As a result, the Company updated their evaluation of the collectibility of the accounts receivable and recorded an additional allowance of $3,650 in fiscal 2007.  In addition, in order to take advantage of an opportunity to accelerate the disposition of the remaining Italian inventory, the Company recorded a charge to inventory totaling $5,600 in fiscal 2007 to adjust the cost of inventory to the sales price negotiated as part of the bulk sale transaction.  In fiscal 2006, Italian operations of both former DIMON and Standard were being investigated by the Directorate General for Competition (DGCOMP) of the European Commission (EC) into tobacco buying and selling practices within the leaf tobacco industry in Italy.  As a result of this investigation, fines of $12,000 were levied against the former DIMON entity and $16,800 were levied against the former Standard entity.  Fines levied against the former DIMON entity are included in the summary above, while fines levied against the former Standard entity have been recorded as a purchase price adjustment as the investigation was initiated prior to the combination of the two companies.  The Company has completed the liquidation of the Italian operations.

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop due to its determination that it was not in the Company’s economic interest to remain in Mozambique after losing a concession for the 2007 crop year. In connection with this decision, the Company evaluated the criteria of SFAS No. 144 and concluded that the Mozambique operations qualified to be presented as assets held for sale and accordingly, the assets were written down to their fair value less any selling costs.  As of March 31, 2008, the Company has sold all assets except for inventory and accounts receivable.  The Company anticipates completing the disposition of inventory and collecting related accounts receivable in fiscal 2009.

Discontinued Wool Operations, Other Regions Segment

As a result of the merger, the Company acquired the remaining net assets of Standard’s discontinued wool operations.  The Company received the necessary governmental approvals and completed the sale of the remaining properties in March 2008.  Gains on the sale of these properties reported in fiscal 2008 were $7,233.

Discontinued Non-Tobacco Operations, Other Regions Segment

Discontinued non-tobacco operations reflect transactions related to the 2006 sale of the non-tobacco entity acquired in January 2004. Due to production expectations and the development of emerging markets not meeting management’s expectations, the Company reevaluated the criteria of SFAS No. 144 and concluded that the Company met all the criteria.  The Company completed the sale of assets of the non-tobacco entity on April 13, 2006.

Note D – Restructuring and Asset Impairment Charges

The Company continued to execute the merger integration plan which began in fiscal 2006.  In addition, the Company has recorded other restructuring and impairment charges as they occurred in the normal course of business in accordance with SFAS No. 144 and SFAS No. 146.

          The following table summarizes the restructuring and integration actions as of March 31, 2008, 2007 and 2006:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2008	2007	2006
Employee separation and other cash charges:
Beginning balance	$ 2,747	$ 13,644	$ 865
Period Charges:
Employee separation charges	8,510	8,163	14,828
Spanish operations sale	13	495	2,000
Other cash charges	440	1,177	5,367
Total employee separation and other cash charges	8,963	9,835	22,195
Payments through March 31	(9,350)	(20,732)	(17,033)
Ending balance March 31, 2006 of purchase
accounting adjustments	-	-	7,617*
Ending balance March 31	$ 2,360	$ 2,747	$ 13,644

Asset impairments and other non-cash charges:
SFAS No. 144 asset impairment – tobacco operations:
CdF operations assets impairment	$ 6,127	$ -	$ 12,520**
Spanish operations assets impairment	-	-	1,241
Greece machinery and equipment impairment	915	3,689	-
Thailand assets impairment	-	1,143	-
Turkey impairment	2,733	-	-
Other non-cash charges	842	1,860	1,556
Deconsolidated Zimbabwe cost investments	-	13,246	47,899
Total asset impairments and other non-cash charges	$ 10,617	$ 19,938	$ 63,216

Total restructuring and asset impairment charges	$ 19,580	$ 29,773	$ 85,411

*	Represents March 31, 2006 ending balances for former Standard employees of $7,617.
**	Includes pretax charges of $7,409 and $5,111 for fixed asset and intangible asset impairments, respectively.

         The following table summarizes cash payments for employee separation and other cash charges for the years ended March 31, 2008, 2007 and 2006.

	Year Ending March 31,			Total
Cash Payments by Year	2008	2007	2006	Payments
Employee separation and other cash charges	$ 8,963	$ 9,835	$ 22,195
Adjustments to employee separation and other cash charges	-	-	8,482*
Cash paid 2006	-	-	(17,033)	$(17,033)
Cash paid 2007	-	(7,675)	(13,057)	$(20,732)
Cash paid 2008	(6,729)	(2,139)	(482)	$ (9,350)
Balances at March 31, 2008 to be paid 2009	$ 2,234	$ 21	$ 105

*	Beginning balance of $865 and purchase accounting adjustments for former Standard employees of $7,617.

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments as of March 31, 2008, 2007 and 2006.

	Years Ended March 31,
Employee Separation and Other Cash Charges	2008	2007	2006

Beginning balance:	$ 2,747	$ 13,644	$ 865
South America	30	83	-
Other regions	2,717	13,561	865
Period charges:	$ 8,963	$ 9,835	$ 22,195
South America	1,995	1,097	1,645
Other regions	6,968	8,738	20,550
Payments through March 31:	$(9,350)	$(20,732)	$(17,033)
South America	(1,890)	(1,150)	(1,592)
Other regions	(7,460)	(19,582)	(15,441)
Ending balance March 31:	$ 2,360	$ 2,747	$ 13,644
South America	134	30	83
Other regions	2,226	2,717	13,561

         All asset impairment charges were related to the Other Regions segment during the years ended March 31, 2008, 2007 and 2006 with the exception of $492 and $615 for South America during the years ended March 31, 2008 and March 31, 2006, respectively.

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

          The economic and political conditions in Zimbabwe continued to decline during the year ended March 31, 2008, which was evidenced by continued devaluation of Zimbabwe currency and certain large, multi-national companies withdrawing and terminating operations in Zimbabwe.

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

          Due to the economic and political risk associated with the operations in Zimbabwe, the dividends were recorded as a return against current Zimbabwe advances.  The Company continues to provide advances to Zimbabwe for the purchase of tobacco.  As of March 31, 2008, the Company has $518 of net tobacco purchase advances outstanding to its Zimbabwe subsidiary.

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

          In June 2005, the Company reviewed its assets for impairment and a pre-tax impairment charge of $4,548 was recorded based on a discounted cash flow model which primarily related to intangibles of the dark air-cured tobacco operation in Indonesia.  In connection with the letter of intent, additional asset impairment charges of $7,972 were recorded during fiscal 2006. During fiscal 2007, the Company recorded employee severance costs of $1,033 associated with the sale of CdF.

          During October 2007, the Company completed the sale of CdF which resulted in an asset impairment charge of $6,918. This impairment charge includes additional employee severance charges, currency translation adjustments and valuation adjustments against consideration received.

Thailand – Asset Impairment

In fiscal 2006, concurrent with the closure of the former DIMON Thailand processing facilities, assets of $5,736 were reclassified in the Company’s balance sheet to assets held for sale. These assets were primarily land and production facilities that have become redundant as a result of the merger.

          As a result, the Company conducted a review of the fair value of the Thailand assets held for sale and recorded an asset impairment charge of $1,143 during fiscal 2007 related to land and buildings based on contractual sales prices.

Greece – Asset Impairment

As a result of the closure of the Greece facilities, the Company evaluated the long-lived assets for impairment.  During fiscal 2007, the Company recorded an asset impairment charge of $3,689 related to machinery and equipment based on a discounted cash flow model.

          In the nine months ended December 31, 2007 additional asset impairment charges of $1,035 were incurred related to machinery and equipment.

Turkey – Asset Impairment

As a result of significant reductions in future Turkish flue cured and burley tobacco volumes from customer information received, the Company tested certain related long-lived assets for impairment and recorded impairment charges of $2,625 in the quarter ended December 31, 2007 which is net of an agreed upon exit fee of $1,700 to be paid by the customer.  Additional impairment charges of $108 were incurred in the quarter ended March 31, 2008.

Sale of Spanish Tobacco Operations

On February 1, 2006, the Company entered into an agreement to sell 100% of the stock of Agroexpansion, S.A., its former DIMON operation, and World Wide Tobacco España, S.A. (WWTE), its former Standard operation. In connection with the decision to close the operations, the Company reviewed its fixed assets for impairment.  In the third and fourth quarters of fiscal 2006, the Company recorded asset impairment and restructuring costs of $10,576.  Of this amount, the Company recognized $3,241 in earnings and an adjustment related to the former Standard operations of $7,335 as an adjustment to the purchase price of the merger at March 31, 2006 in connection with the pending sale. The Company completed the sale of Agroexpansion and WWTE on August 1, 2006.  Additional restructuring charges of $495 and $13 were recorded during the fiscal years ended March 31, 2007 and 2008, respectively, to finalize the sale transaction and related severance charges.

Assets Held for Sale

As of March 31, 2008, the Company reported assets held for sale of $4,885, related primarily to production and administrative facilities in Greece and Turkey, that are being actively marketed by the Company.

Note E – Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  Based upon this evaluation in fiscal 2006, the Company recorded a goodwill impairment charge of $256,916.  The Company evaluated its goodwill for impairment during fiscal 2008 and 2007 and determined that no impairment was required.

          The carrying value of other intangible assets as of March 31, 2008 represents customer relationship, production and supply contracts and internally developed software.  These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives.  The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives.  Based on test results of all pertinent factors, an adjustment of $5,111 related to a supply contract was recorded in fiscal 2006.  Amortization expense associated with these intangible assets was $2,048, $2,833 and $3,543 for the years ended March 31, 2008, 2007 and 2006, respectively.

          The Company is in the process of implementing a new ERP system and is capitalizing certain costs into intangible assets within the consolidated balance sheet in accordance with generally accepted accounting principles.  As of March 31, 2008, the Company had incurred $6,330 of capitalizable costs associated with the ERP implementation.  The Company anticipates that the ERP system will be placed into service during fiscal 2009 and will begin amortizing the final accumulated costs of the project over a five year useful life.

          Goodwill and Intangible Asset Rollforward:

	Unamortizable Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining
useful life in years as of March 31, 2008	-	17	-	5
March 31, 2006 balance:
Gross carrying amount	$ 4,186	$33,700	$10,815	$ -	$ 48,701
Accumulated amortization	-	(1,474)	(9,285)	-	(10,759)
Net balance	4,186	32,226	1,530	-	37,942
Amortization expense	-	(1,685)	(1,148)	-	(2,833)
March 31, 2007 balance	4,186	30,541	382	-	35,109
Additions	-	-	-	6,330	6,330
Amortization expense and purchase accounting tax adjustments	(1,392)	(1,685)	(363)	-	(3,440)
March 31, 2008 balance	$ 2,794	$28,856	$ 19	$ 6,330	$ 37,999

          Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible *	Total
For year ended 2009	$ 1,685	$ 19	$ 791	$ 2,495
For year ended 2010	1,685	-	1,266	2,951
For year ended 2011	1,685	-	1,266	2,951
For year ended 2012	1,685	-	1,266	2,951
For year ended 2013	1,685	-	1,266	2,951
Later years	20,431	-	475	20,906
	$ 28,856	$ 19	$ 6,330	$ 35,205

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of
    March 31, 2008.  These estimates will change as new costs are incurred until testing is complete.

Note F – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments

In accordance with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income. During the years ended March 31, 2008 and 2007, there were no qualified cash flow or fair value hedges.

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  As of June 30, 2006, all instruments of this type had been terminated.  SFAS No. 133 eliminated hedge accounting treatment for these instruments because they do not meet certain criteria.  Accordingly, the Company is required to reflect the full amount of all changes in their fair value, without offset, in its current earnings.  These fair value adjustments can cause substantial volatility in the Company’s reported earnings.  For the years ended March 31, 2008, 2007 and 2006, the Company recognized non-cash income before income taxes of $0, $290 and $5,092, respectively, from the change in fair value of these derivative financial instruments.

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs as well as selling, administrative and general costs. These contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the years ended March 31, 2008, 2007 and 2006, income of $834, $12,914 and $1,606, respectively, has been recorded in cost of goods and services sold. For the year ended March 31, 2008, expense of $94 has been recorded in selling, administrative and general costs.

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

Note G – Short-Term Borrowing Arrangements

Excluding all long term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $722,406 at March 31, 2008 ($485,248 at March 31, 2007).  The weighted average variable interest rate for the twelve months ending March 31, 2008 was 6.7%.  At March 31, 2008 and 2007, amounts outstanding under the lines were $387,157 and $179,097, respectively.  Unused lines of credit at March 31, 2008 amounted to $284,484 ($275,544 at March 31, 2007), net of $50,765 of letters of credit lines.  Certain non-U.S. borrowings of approximately $63,214 have inventories of approximately $40,827 as collateral.  As noted below, there is limited recourse against certain receivables of the Company if the Company fails to fulfill its contractual obligations.  There were no compensating balance agreements at March 31, 2008.

          The Company has entered into a $70,000 limited recourse receivable purchase program with one of its lenders.  Under the program, the lender takes the receivable payment risk of the customer subject to usual and customary covenants, while the Company fulfills contractual obligations.  Funding of the purchased receivable is 80% of the face value, and the Company retains an interest in the remaining 20%, which is paid at collection.  As of March 31, 2008, $3,745 ($2,265 at March 31, 2007) was funded under the program and recorded in short-term borrowings.

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

Financial Covenants.  The Credit Facility includes certain financial covenants and required financial ratios, including:

•

a minimum consolidated interest coverage ratio of not less than 1.70 to 1.00;

•

a maximum consolidated leverage ratio of not more than 5.75 to 1.00;

•

a maximum consolidated total senior debt to borrowing base ratio of not more than 0.85 to 1.00; and

•

a maximum amount of annual capital expenditures of $40,000 during any fiscal year of the Company.

          Certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contains certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          Due to the delay in preparing the financial results of the Company for the fiscal year ended March 31, 2008, the Company was in technical default under its Credit Facility for failing to provide its lenders with the financial statements and certificates required pursuant to the Credit Facility.  The Company cured this default during the provided cure period.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315,000 of 11% senior notes due 2012 (the “11% Notes”) and on March 7, 2007, the Company issued $150,000 of 8 ½% senior notes due 2012 (the “8 ½% Notes”) at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the twelve months ended March 31, 2008, the Company purchased $42,285 of its 11% Notes on the open market. All purchased securities were canceled leaving $272,715 of the 11% Notes outstanding at March 31, 2008.  Associated cash premiums paid were $1,990 and non-cash deferred financing costs of $732 were accelerated. From time to time in the future the Company may purchase more of its debt securities in the open market or through a tender process.  The indentures governing each of the 11% Notes and the 8 ½% Notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or twelve months ended March 31, 2008.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100,000 of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% Notes and the 8 ½% Notes.

          The carrying value and estimated fair value of the Company’s long-term debt are $582,977 and $582,367 respectively, as of March 31, 2008 and $731,856 and $782,048, respectively, as of March 31, 2007.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2008, the Company had approximately $387,157 drawn and outstanding on foreign seasonal lines totaling $722,406. Additionally, against these lines there was $28,614 available in unused letter of credit capacity with $22,151 issued but unfunded.

          The following table summarizes our debt financing as of March 31, 2008:

			March 31, 2008
	Outstanding		Lines and
	March 31,		Letters	Interest		Repayment Schedule by Fiscal Year (4)
	2007	2008	Available	Rate		2009	2010	2011	2012	2013	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250,000
Term loan B	145,000	-	-			$ -	$ -	$ -	$ -	$ -	$ -
	145,000	-	250,000			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	315,000	272,715	-	11.0%		-	-	-	-	272,715	-
8 ½% notes due 2012	149,270	149,390	-	8.5%		(129)	(142)	(155)	(169)	149,985	-
Other (1)	10,157	10,157	-			-	-	-	3,437	6,285	435
	474,427	432,262	-			(129)	(142)	(155)	3,268	428,985	435

12 ¾% senior subordinated note due 2012	91,608	92,647	-	12.8%		(1,207)	(1,400)	(1,625)	(1,885)	98,764	-

Other long-term debt	20,821	58,068	21,557	9.2%	(2)	20,340	13,538	12,418	11,381	42	349

Notes payable to banks (3)	179,097	387,157	284,484	6.7%	(2)	-	-	-	-	-	-

Total debt	$910,953	$970,134	556,041			$19,004	$11,996	$10,638	$12,764	$527,791	$ 784

Short term	$179,097	$387,157
Long term:
Long term debt current	$ 5,231	$ 19,004
Long term debt	726,625	563,973
	$731,856	$582,977

Letters of credit	$ 17,842	$ 22,151	28,614

Total credit available			$584,655

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(2) Weighted average rate for the year ended March 31, 2008

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31

Note I – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment.  Rent expense for all operating leases was $13,854, $12,723 and $12,277 for the years ended March 31, 2008, 2007 and 2006, respectively.  Capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2013.  Interest rates are imputed at 8.40% to 11.68%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
2009	$166	$ 8,625
2010	113	7,032
2011	44	3,381
2012	10	2,334
2013	1	2,269
Remaining	-	7,564
	334	$31,205
Less interest and deposits	22
Present value of net minimum lease payments	312
Less current portion of obligations under capital leases	39
Long-term obligations under capital leases	$273
Capitalized amounts:
Machinery and equipment, primarily vehicles	$650
Accumulated amortization	(413)
	$237

Note J – Equity in Net Assets of Investee Companies

The Company has equity basis investments in companies located in Asia which purchase and process tobacco.  The Asia investees and ownership percentages are as follows; Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%.  The information presented in the tables below includes only the results of those companies after May 13, 2005.  In addition to the Asia investees, all periods presented include the Company’s 50% owned South America investee, Epinosa (Colombia), until its sale in October 2007.  Summarized financial information for these investees for fiscal years ended March 31, 2008, 2007 and 2006 follows:

	Years Ended March 31,
Operations Statement Information	2008	2007	2006
Sales	$ 109,636	$ 92,271	$66,190
Gross Profit	13,095	10,501	9,038
Net Income	3,852	1,821	2,042

	March 31,
Balance Sheet Information	2008	2007
Current assets	$63,076	$52,912
Property, plant and equipment and other assets	29,564	29,990
Current liabilities	46,177	36,213
Long-term obligations and other liabilities	7,105	9,079
Interests of other shareholders	20,073	19,168
Company’s interest	19,285	18,461

Note K – Stock – Based Compensation

On April 1, 2006, the Company adopted SFAS No. 123(R), “Share-Based Payment.”  This statement required the Company to expense the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  The Company elected to adopt the statement using the “Modified Prospective Application” (MPA) transition method which did not result in the restatement of previously issued financial statements.  Application of the MPA transition method required compensation costs to be recognized beginning on the effective date for the estimated fair value at date of grant in accordance with the original provision of SFAS No. 123, “Accounting for Stock-Based Compensation,” for all stock-based compensation awards granted prior to, but not yet vested as of April 1, 2006.  Awards granted after April 1, 2006 are recognized as compensation expense based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R).  The MPA transition method also required that any unearned or deferred compensation recorded in “contra-equity” accounts be eliminated against the equity accounts that will be affected by the on-going recognition of stock based compensation.  Accordingly, the Company reclassified $3,134 from Unearned Compensation – Restricted Stock to Common Stock in the quarter ended June 30, 2006.

          For the years ended March 31, 2008 and 2007, respectively, compensation expense for stock-based compensation plans was $2,092 and $4,435.  The corresponding income tax benefit recognized for stock-based compensation plans was $582 and $890.

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007.  As with the Company’s prior equity compensation plans, the 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.  A maximum of 5,000 shares are reserved for issuance pursuant to awards under the 2007 Plan.  All prior equity compensation plans have been superseded, and no new equity awards can be granted from them.  As of March 31, 2008, 1,428 equity awards have been granted and 107 equity awards have been cancelled under the 2007 Plan, leaving 3,679 shares available for future awards under the 2007 Plan.  Total equity awards outstanding are 3,845 inclusive of the 1,321 awards granted and outstanding under the 2007 plan and 2,524 awards granted under prior plans.  Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans.  Individual types of awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest at the end of three years or ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 1,166, 477 and 533 stock options granted during fiscal years 2008, 2007 and 2006, respectively.

          Assumptions used to determine the fair value of options issued in 2008, 2007 and 2006 include the following:

	2008	2007	2006
Grant Price	$7.48	$3.94	$3.96
Exercise Price	$7.48	$3.94	$3.96
Expected Life in Years	7.00	6.25	7.00
Annualized Volatility	47%	47%	38%
Annual Dividend Rate	0%	0%	3.03%
Risk Free Rate	4.39%	4.83%	4.08%
Fair Value	$4,756	$987	$693

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2005	4,145	9.19	5.59	(12,691)
Acquired at merger	740	6.36	6.58	219
Granted	533	3.96	10.00	-
Exercised	(200)	3.13	3.99	(518)
Forfeited	(360)	8.54	6.62	(1,211)
Expired	(575)	13.89	-	(3,560)
Outstanding at March 31, 2006	4,283	7.55	5.49	(11,137)
Granted	477	3.94	10.00	-
Exercised	(1,251)	5.42	4.88	(3,081)
Forfeited	(345)	7.68	5.46	(1,188)
Expired	(364)	14.77	-	(3,560)
Outstanding at March 31, 2007	2,800	6.94	6.00	6,417
Granted	1,166	7.48	10.00	-
Exercised	(266)	5.91	5.64	(915)
Forfeited	(354)	7.05	6.42	(748)
Expired	(191)	22.35	-	-
Outstanding at March 31, 2008	3,155	6.28	6.86	1,864
Vested and expected to vest at March 31, 2008	3,085	6.27	6.81	1,828
Exercisable at March 31, 2008	1,668	6.08	4.96	1,011

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The closing price will be subject to the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  The expense related to stock option awards for 2008 and 2007 was $1,026 and $851, respectively.  Cash received from the exercise of options was $1,625, $7,259 and $629 for the fiscal years 2008, 2007 and 2006, respectively.

          The table below shows the movement in unvested shares from March 31, 2007 to March 31, 2008.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2007	1,175	1.79	$ 2,103
Granted	1,166	4.08	4,756
Forfeited	(222)	2.77	(613)
Vested	(632)	1.77	(1,116)
Unvested March 31, 2008	1,487	3.45	$ 5,130

          As of March 31, 2008, there is $4,123 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 3.0 years.

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

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at March 31, 2005	670	6.49	2.94	(241)	391
Exercised	(11)	2.81	0.18	(40)	(38)
Forfeited	(110)	6.76	2.68	188	(93)
Expired	(29)	2.81	-	(62)	-
Outstanding at March 31, 2006	520	6.72	2.12	(965)	435
Exercised	(12)	6.47	0.94	20	(29)
Forfeited	(92)	6.68	1.91	(194)	(61)
Expired	(88)	7.44	-	(307)	-
Outstanding at March 31, 2007	328	6.54	1.84	881	1,208
Exercised	(38)	6.58	0.76	(115)	(130)
Forfeited	(76)	6.53	1.14	(266)	(314)
Expired	(48)	6.25	-	(73)	-
Outstanding at March 31, 2008	166	6.62	1.20	(96)	225
Exercisable at March 31, 2008	166	6.62	1.20	(96)	225
Vested and Expected to Vest	166	6.62	1.20	(96)	225

          All stock options with attached SARs became vested as of October 2007.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized income of $646 for the fiscal year ended March 31, 2008 and expense of $619 and $112 for the fiscal years ended March 31, 2007 and 2006, respectively, related to stock options with attached SARs.

          The table below shows the movement in unvested SARs from March 31, 2007 to March 31, 2008.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2007	132	1.81	$ 239
Forfeited	(23)	1.81	(42)
Vested	(109)	1.81	(197)
Unvested March 31, 2008	-	-	$ -

          Assumptions used to determine the fair value of SARs as of March 31 included the following:

	2008	2007	2006
Stock Price	$6.04	$9.23	$4.86
Exercise Price	$6.62	$6.54	$6.72
Expected Life in Years	1.2	1.6	2.14
Annualized Volatility	63%	42%	44%
Annual Dividend Rate	0%	0%	0%
Discount Rate	1.54%	4.77%	5.00%

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

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2005	438	6.50
Acquired at merger	725	6.36
Granted	419	4.87
Vested	(480)	5.91
Forfeited	(34)	5.62
Restricted at March 31, 2006	1,068	5.56
Granted	366	3.94
Vested	(400)	6.07
Forfeited	(180)	4.53
Restricted at March 31, 2007	854	4.84
Granted	262	7.48
Vested	(343)	5.48
Forfeited	(83)	5.30
Restricted at March 31, 2008	690	5.58

          As of March 31, 2008, there was $1,367 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through July 2011.  Expense recognized due to the vesting of restricted stock awards was $1,712, $2,965 and $2,665 for the years ended March 31, 2008, 2007 and 2006, respectively.

Fair Value Disclosures – Prior to Adoption of SFAS No. 123(R)

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, “Accounting for Stock-Based Compensation,” to stock-based employee compensation for the year ended March 31, 2006.

(in thousands, except per share data)	Years Ended March 31, 2006

Net loss, as reported	$(447,446)
Add: Stock-based employee compensation expense (income) included in reported
net loss, net of related tax effects of $39	(73)
Deduct: Total stock-based employee compensation expense determined under fair value
based method for all awards, net of related tax effects of $352	(654)
Pro forma net loss	$(448,173)
Loss per share:
Basic – as reported	$ (5.51)
Basic – pro forma	$ (5.52)
Diluted – as reported	$ (5.51)
Diluted – pro forma	$ (5.52)

Note L – Income Taxes

FIN 48 Adoption

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment of $33,722 increasing its liability for unrecognized tax benefits, interest and penalties and reducing the balance of retained earnings. As of April 1, 2007, the Company’s unrecognized tax benefits totaled $24,064, all of which would impact the Company’s effective tax rate if recognized.  As of March 31, 2008, the Company’s unrecognized tax benefits totaled $18,557, all of which would impact the Company’s effective tax rate if recognized.  A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

Balance at April 1, 2007	$24,064
Increase for current year tax positions	365
Reductions for prior year tax positions	(6,032)
Impact of changes in exchange rates	2,266
Reduction for settlements	(2,106)
Balance at March 31, 2008	$18,557

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of April 1, 2007, accrued interest and penalties totaled $19,187 and $10,885, respectively.  During the year ended March 31, 2008, the Company accrued an additional $8,124 of interest, penalties and exchange losses related to unrecognized tax benefits.  As of March 31, 2008, accrued interest and penalties totaled $22,020 and $12,795, respectively.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit for the amount of $2,261, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.

         The Company is subject to taxation in the United States, various states within the United States, and foreign jurisdictions. There are tax filings in major jurisdictions that are open to investigation by tax authorities; in the United States from 2005, in Turkey from 2003, in Brazil from 2002, in Malawi from 2002, in Argentina from 2002, in Tanzania from 2002, and in Switzerland from 2006.

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

         During the three months ended December 31, 2007, the Company reached a favorable settlement with the German taxing authorities concerning the Florimex case. Therefore, the Company reduced its liability for unrecognized tax benefits by $8,388, which includes $2,337 of interest. As a result, an income tax benefit of $8,388 was recognized as a credit to income tax expense during the third quarter. There remained additional audit adjustments relative to Germany that were reflected in the liability for unrecognized tax benefits of which we estimate a final assessment of $2,944 (made in three installments), including $795 of interest expense, within the next twelve months.

          As of March 31, 2008, the Company received an official final assessment notice for a total of $2,921.  Therefore, the Company made one of three installment settlement payments for $1,418, which included $117 of interest.  There remain two settlement payments for a total of $1,503, which includes $742 of interest, within the next twelve months. Once the two settlement payments mentioned above are completed, the Florimex case is officially closed.

         The components of income (loss) before income taxes, equity in net income of investee companies, minority interests and discontinued operations consisted of the following:

	Years Ended March 31,
	2008	2007	2006
U.S.	$ 12,074	$ (952)	$ (265,207)
Non-U.S.	(10,028)	14,038	(176,881)
Total	$ 2,046	$ 13,086	$ (442,088)

          The details of the amount shown for income taxes in the Statements of Consolidated Operations and Comprehensive Income follow:

	Years Ended March 31,
	2008	2007	2006
Current
Federal	$ -	$ -	$ -
State	690	507	-
Non-U.S.	10,329	18,426	31,505
	$ 11,019	$ 18,933	$ 31,505
Deferred
Federal	$ 17,384	$ (9,105)	$ (28,610)
State	1,068	(1,068)	-
Non-U.S.	(34,970)	7,302	(20,426)
	$ (16,518)	$ (2,871)	$ (49,036)
Total	$ (5,499)	$ 16,062	$ (17,531)

          The reasons for the difference between income tax expense based on income (loss) before income taxes, equity in net income (loss) of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2008	2007	2006
Tax expense (benefit) at U.S. statutory rate	$ 716	$ 4,580	$ (154,731)
Effect of non-U.S. income taxes	(2,682)	6,558	(1,560)
U.S. taxes on non-U.S. income, net of tax credits	-	-	51,153
Goodwill and other asset impairment	-	6,544	102,313
Amortization	(8,505)	(7,029)	(3,556)
Foreign tax credits carryforward	-	-	(64,390)
Change in valuation allowance	11,887	(10,536)	47,860
Increase in reserves for tax contingencies	(338)	7,664	-
Changes in tax rates	-	(1,455)	-
Exchange effects and currency translation	(6,668)	3,269	(2,217)
Permanent items	91	6,467	7,597
Actual tax expense (benefit)	$(5,499)	$16,062	$ (17,531)

          The deferred tax liabilities (assets) are comprised of the following:

	March 31,	March 31,
	2008	2007
Deferred tax liabilities:
Intangible assets	$ 11,608	$ 12,040
Unremitted earnings of non-U.S. subsidiaries	460	460
Fixed assets	11,738	13,162
Total deferred tax liabilities	$ 23,806	$ 25,662

Deferred tax assets:
Reserves and accruals	$ (49,463)	$ (29,796)
Restructuring accruals	-	(741)
Tax credits	(61,897)	(64,614)
Tax loss carryforwards	(50,687)	(51,211)
Derivative transactions	(93)	(475)
Postretirement and other benefits	(26,274)	(21,692)
Other	(16,615)	(13,827)
Gross deferred tax assets	(205,029)	(182,356)
Valuation allowance	77,426	77,937
Total deferred tax assets	$(127,603)	$(104,419)
Net deferred tax asset	$(103,797)	$ (78,757)

          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2008	March 31, 2007
Current asset	$ (20,836)	$ (25,143)
Current liability	2,622	4,493
Non current asset	(96,110)	(69,002)
Non current liability	10,527	10,895
Net deferred tax asset	$(103,797)	$ (78,757)

          The current portion of the deferred tax asset is included in “current deferred and recoverable income taxes” and the current portion of deferred tax liability is included in “income taxes.”

          During the year ended March 31, 2008, the net deferred tax asset balance increased by $8,522 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets recorded as part of the FIN 48 adoption and for deferred tax assets related to pension accruals recorded in Equity as part of Other Comprehensive Income.

          For the year ended March 31, 2008, the valuation allowance increased by $11,887 based on management’s judgment as to realization of certain deferred tax assets, primarily foreign tax credit carryovers in the U.S. and state and non-U.S. tax loss carryovers.  In addition, the valuation allowance decreased by $12,398 for certain adjustments not included in the deferred tax expense (benefit), primarily for elimination of the valuation allowances of the CdF Group entities sold during the year and elimination of fully reserved deferred tax assets, net of increases for currency translation adjustment recorded in Equity on certain non-U.S. dollar functional currency entities.

          At March 31, 2008, the Company has non-U.S. tax loss carryovers of $137,702 and U.S. state tax loss carryovers of $269,783, respectively.  Of the non-U.S. tax loss carryovers, $9,688 will expire in 2009, $14,615 in 2010, $11,822 in 2011, $7,622 in 2012 and $20,879 in 2013.  Non-U.S. tax loss carryovers of $1,403 will expire in later years and $71,673 can be carried forward indefinitely.  Of the U.S. state tax loss carryovers, $6,837 will expire in 2010, $8,594 in 2011, $9,146 in 2012, $8,594 in 2013 and $236,612 will expire in later years.  At March 31, 2008, the Company has foreign tax credit carryovers in the U.S. of $57,969 that expire in 2016.

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

          The Company has provided deferred income taxes of $460 at March 31, 2008 and March 31, 2007 for estimated U.S. income taxes, net of foreign tax credits, for undistributed earnings of foreign subsidiaries that it no longer considers permanently reinvested overseas.  No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $126,225 at March 31, 2008 and $116,067 at March 31, 2007 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Note M – Employee Benefits

Retirement Benefits

The Company has multiple benefit plans at several locations.   The Company has a defined benefit plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation.  The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions.  The Supplemental Executive Retirement Plan and the Pension Equity Plan were amended and restated on March 30, 2007.  Under the amended and restated plans, the participant’s final average compensation is frozen as of March 31, 2007 while the value of offsetting benefits is not and will not be determined until the employee’s termination of employment.  In addition, a Supplemental Retirement Account Plan (SRAP), a defined contribution program, was implemented.

          There was a curtailment benefit recognized for several of these additional executive retirement plans due to changes in personnel at March 31, 2008 and March 31, 2007.

          Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Greece, Turkey, Malawi and United Kingdom.

          The Company’s policy is to contribute amounts to the plans sufficient to meet or exceed funding requirements of local governmental rules and regulations.

Adoption of SFAS No. 158

During fiscal 2007, the Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158"), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet. Under SFAS No. 158, gains and losses, prior service costs and credits, and any remaining transition amounts under SFAS No. 87 and SFAS No. 106 that have not yet been recognized through net periodic benefit cost will be recognized in accumulated other comprehensive income, net of tax effects, until they are amortized as a component of net periodic cost.

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

          Amounts included in accumulated other comprehensive income, net of tax, at March 31, 2007, which had not yet been recognized in net periodic benefit cost were as follows:

	U.S. and Non-U.S. Pension Plans	Postretirement Healthcare Benefits	Total
Net actuarial loss (gain)	$ 4,462	$ (7,225)	$ (2,763)
Prior service cost	599	12,550	13,149
Deferred taxes	337	(1,864)	(1,527)
Amounts to be amortized	5,398	3,461	8,859
Reverse additional minimum pension liability, net of tax	2,628	-	2,628
Initial adoption of SFAS No. 158	$ 8,026	$ 3,461	$ 11,487

          A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2008 and 2007, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2008	2007	2008	2007
Change in Benefit Obligation
Benefit obligation, beginning	$ 80,933	$ 80,713	$ 53,981	$56,446
Service cost	2,101	2,576	364	331
Interest cost	4,699	4,758	3,210	3,088
Actuarial (gain) loss	(216)	1,764	2,638	(1,903)
Plan amendments/settlements/curtailments/special termination benefits	1,082	(1,433)	1,441	2,678
Effects of currency translation	-	-	1,562	2,749
Net transfers in	1,439	-	7,429	-
Benefits paid	(7,473)	(7,445)	(5,197)	(9,408)
Benefit obligation, ending	$ 82,565	$ 80,933	$ 65,428	$53,981

Change in Plan Assets
Fair value of plan assets, beginning	$ 45,854	$ 46,258	$ 44,325	$41,858
Actual return on plan assets	211	3,524	(1,086)	3,234
Employer contribution	4,285	3,517	3,509	6,321
Effect of currency translation	-	-	349	2,320
Benefits paid	(7,473)	(7,445)	(5,197)	(9,408)
Fair value of plan assets, ending	$ 42,877	$ 45,854	$ 41,900	$44,325

Net amount recognized	$(39,688)	$(35,079)	$(23,528)	$(9,656)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2008	2007	2008	2007
Amounts Recognized in the Consolidated Balance Sheet
Consist of:
Non-current benefit asset	$ -	$ -	$ 4,158	$ 6,864
Accrued current benefit liability	(2,650)	(2,138)	(3,625)	(2,843)
Accrued non-current benefit	(37,038)	(32,941)	(24,061)	(13,677)
Net amount recognized	$(39,688)	$(35,079)	$ (23,528)	$ (9,656)

          The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2008	2007	2008	2007
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$82,565	$80,933	$49,013	$35,740
Accumulated benefit obligation	81,115	79,970	45,475	32,977
Fair value of plan assets	42,877	45,854	21,327	21,343

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2008	2007	2006	2008	2007	2006
Service cost	$2,101	$2,576	$ 2,696	$ 364	$ 331	$ 2,252
Interest cost	4,699	4,758	4,503	3,210	3,089	2,767
Expected return on plan assets	(3,659)	(3,589)	(3,703)	(3,189)	(3,290)	(2,360)
Amortization of actuarial loss	416	526	-	68	-	-
Amortization of prior service cost	(272)	1,933	1,729	29	46	43
Recognized net actual loss	-	-	713	-	-	106
Special termination benefits	13	286	188	1,441	495	660
One-time effects of curtailment	(41)	260	(155)	-	132	602
One-time effects of settlement	-	-	(35)	-	(195)	473
Net periodic pension cost	$3,257	$6,750	$ 5,936	$1,923	$ 608	$ 4,543

          The amounts showing in other comprehensive income at March 31, 2008, March 31, 2007 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total

Prior service cost	$ 599	$12,550	$ 13,149
Net (gain) loss	4,462	(7,225)	(2,763)
Deferred taxes	337	(1,864)	(1,527)
Balance at March 31, 2007	$ 5,398	$ 3,461	$ 8,859

Prior service credit	$(1,236)	$(1,622)	$ (2,858)
Net (gain) loss	(8,773)	1,160	(7,613)
Deferred taxes	3,363	162	3,525
Total change for 2008	$(6,646)	$ (300)	$ (6,946)

Prior service (credit) cost	$ (637)	$10,928	$ 10,291
Net gain	(4,311)	(6,065)	(10,376)
Deferred taxes	3,700	(1,702)	1,998
Balance at March 31, 2008	$(1,248)	$ 3,161	$ 1,913

          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2008	2007	2006	2008	2007	2006
Discount rate	5.90%	5.90%	6.00%	5.93%	4.50% to 6.00%	4.50% to 6.00%
Rate of increase in future compensation	3.75%	3.75%	3.00%	3.80%	3.00% to 4.00%	2.00% to 3.00%
Expected long-term rate of return on plan assets	8.25%	8.25%	8.25%	7.25%	7.25%	7.00%

          A March 31 measurement date is used for the pension, postretirement, other postemployment and employee savings plans. The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation, and estimates of future investment performance by asset class.

          The following assumptions were used to determine the benefit obligations disclosed for the pension, postretirement, other postemployment and employee savings plans at March 31, 2008 and 2007:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2008	2007	2008	2007
Discount rate	6.30%	6.00%	6.67%	4.50% to 6.00%
Rate of increase in future compensation	5.00%	3.00%	5.16%	4.00% to 3.00%

          For 2008 and 2007, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.

          Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2009 is $705 and $(84), respectively.

Plan Assets

The Company’s asset allocations at March 31, 2008 and 2007 by asset category are as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2008	2007	2008	2007
Asset Category:
Equity securities	61%	73%	74%	70%
Fixed income	27%	18%	26%	19%
Real estate	12%	9%	-	-
Other short term investments	-	-	-	11%
Total	100%	100%	100%	100%

          The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  The Company’s target asset allocation strategy is a 68%/22%/10% allocation between equity, fixed income securities and real estate for the domestic plans and 73% to 83%, 21% to 22% and 1% equity, fixed income securities and real estate for the foreign plans.  The asset allocation at March 31, 2007 reflects the investment allocation after all funds were transferred and invested by the new investment managers.  Manager performance is measured against investment objectives and objective benchmarks, including:  Salomon 90 Day Treasury Bill, Lehman Brothers Intermediate Govt. Credit, Lehman Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE.  The Portfolio Objective is to exceed the actuarial return on assets assumption.  Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate.  Equity securities do not include the Company’s common stock.

Cash Flows

Contributions

The Company expects to contribute $4,650 to its domestic benefits plans and $6,788 to its foreign benefit plans in 2009.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31,	March 31,	March 31,	March 31,
	2008	2008	2008	2008
2009	$ 5,619	$ 6,788	$ 822	$ 154
2010	5,882	5,662	796	163
2011	6,051	5,497	775	173
2012	6,888	5,583	748	183
2013	5,682	5,837	733	194
Years 2014-2017	34,998	30,262	3,383	1,121

          The Company sponsors 401-k savings plans for most of its salaried employees located in the United States.  The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by a Supplemental Retirement Account Plan (SRAP) during 2008.  The Company also maintains defined contribution plans at various foreign locations.  The Company’s contributions to the plans were $3,976 in 2008, $3,322 in 2007 and $2,306 in 2006.

          The DIMON Compensation Deferral Plan was approved by the Board on June 23, 2003.  The plan is available to certain employees and non-employee members of the Board.  Eligible participants may elect to defer specified portions of cash or equity based compensation received and have the deferred amount treated as if invested in specified investment vehicles.  The Compensation Deferral Plan is unfunded with a payable of $146 at March 31, 2008.  Withdrawals from the Plan are not permitted until the termination of a participant’s service.  The plan was frozen in 2006.  See also Note K “Stock-Based Compensation” to the “Notes to Consolidated Financial Statements” for further information regarding equity based compensation.

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

          The Company provides certain health and life insurance benefits to retired Brazilian directors and certain retirees located in Europe including their eligible dependents who meet specified requirements.

          The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

2008
Discount rate	9.95%
Health care cost trend rate assumed for next year	7.0
Ultimate trend rate	7.0

          A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.

          Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts.  For 2008 the additional cost related to these contracts was $36.

          Prior service credits of $1,622 and unrecognized net actuarial losses of $375 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2009.

          A reconciliation of benefit obligations, plan assets and funded status of the plans was as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,	March 31,	March 31,
	2008	2007	2008
Change in Benefit Obligation
Benefit obligation, beginning	$ 9,951	$ 9,145	$ -
Service cost	73	88	56
Interest cost	564	529	231
Effect of currency translation	-	-	(429)
Actuarial loss	(739)	1,083	36
Net transfer in	-	-	3,061
Benefits paid	(734)	(894)	(137)
Benefit obligation, ending	$ 9,115	$ 9,951	$ 2,818

Change in Plan Assets
Fair value of plan assets, beginning	$ -	$ 24	$ -
Employer contribution	734	870	137
Benefits paid	(734)	(894)	(137)
Fair value of plan assets, ending	$ -	$ -	$ -

Net amount recognized	$(9,115)	$ (9,951)	$ (2,818)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued benefit liability	$ (822)	$ (941)	$ (146)
Accrued non-current benefit liability	(8,293)	(9,010)	(2,672)
Net amount recognized	$(9,115)	$(9,951)	$ (2,818)

Plan Assets

There are no plan assets for 2008.  Plan assets were invested in fixed income securities for 2007.

          Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2008	2007	2006	2008
Service cost	$ 73	$ 88	$ 234	$ 56
Interest cost	564	529	885	231
Expected return on plan assets	-	(1)	(7)	-
Amortization of prior service cost	-	-	(927)	-
Special termination benefits	-	-	335	-
One-time effect of settlement	-	-	(272)	-
Prior service credit	(1,622)	(1,622)	-	-
Actuarial loss	421	347	-	-
Net periodic benefit cost (income)	$ (564)	$ (659)	$ 248	$287

          The Company continues to evaluate ways to better manage these benefits and control their costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.  The Company expects to contribute $968 to its combined U.S. and non-U.S. postretirement benefit plans in 2009.

          Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements.   For these foreign plans, the cost of benefits charged to income was not material in 2008, 2007 and 2006.

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

          During the three months ended June 30, 2006, the Company entered into an agreement with local government in Brazil, which provides for realization of accumulated intrastate trade taxes related to the 2005 crop on a monthly basis as stipulated therein. As a result, intrastate trade taxes related to the 2005 crop of $19,225, previously recorded as expense in fiscal 2006, were reversed in fiscal 2007.

	Years Ended March 31,
Analysis of Segment Operations	2008	2007	2006
Sales and other Operating Revenues:
South America	$ 845,370	$ 723,739	$ 759,369
Other Regions	1,166,133	1,255,339	1,353,316
Total Revenue	$2,011,503	$1,979,078	$ 2,112,685

Operating Income (Loss):
South America	$ 42,192	$ 73,014	$ (166,561)
Other Regions	51,403	40,686	(112,667)
Total Operating Income (Loss)	93,595	113,700	(279,228)
Debt Retirement Expense	5,909	3,860	66,474
Interest Expense	101,885	105,635	108,585
Interest Income	16,245	8,591	7,107
Derivative Financial Instruments Income	-	290	5,092
Income (Loss) Before Income Taxes and Other Items	$ 2,046	$ 13,086	$ (442,088)

	Years Ended March 31,
Analysis of Segment Assets	2008	2007	2006
Segment Assets:
South America	$ 844,053	$ 757,861	$ 652,004
Other Regions	868,812	896,011	1,252,120
Total Assets	$1,712,865	$1,653,872	$ 1,904,124

Goodwill:
Other Regions	$ 2,794	$ 4,186	$ 4,186

Equity in Net Assets of Investee Companies:
South America	$ -	$ 693	$ 978
Other Regions	19,285	17,768	16,579
Total Investees	$ 19,285	$ 18,461	$ 17,557

Depreciation and Amortization:
South America	$ 9,546	$ 11,265	$ 12,676
Other Regions	25,012	25,028	30,835
Total Depreciation and Amortization	$ 34,558	$ 36,293	$ 43,511

Capital Expenditures:
South America	$ 3,293	$ 2,733	$ 5,215
Other Regions	20,610	12,491	14,558
Total Capital Expenditures	$ 23,903	$ 15,224	$ 19,773

          Geographic information as to sales and other operating revenues is based on the destination of the product shipped.  The Belgium destination represents a customer owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

	Years Ended March 31,
Sales by Destination	2008	2007	2006
Sales and Other Operating Revenues:
Belgium	$ 395,730	$ 357,368	$ 295,055
United States	349,200	340,772	397,037
Germany	143,996	169,405	181,114
Russia	118,663	116,115	121,576
Netherlands	104,967	150,560	99,842
Other	898,947	844,858	1,018,061
	$ 2,011,503	$ 1,979,078	$ 2,112,685

Sales and Other Operating Revenues to Major Customers:

Of the 2008, 2007 and 2006 sales and other operating revenues, approximately 55%, 53% and 52%, respectively, were to various tobacco companies which are now owned by or under the common control of two companies.  (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A	$ 659,382	$ 679,086	$ 719,051
Customer B	450,871	368,087	376,274
	$ 1,110,253	$ 1,047,173	$ 1,095,325

Property, Plant and Equipment:
United States	$ 44,284	$ 43,994	$ 48,532
Brazil	52,002	72,403	77,352
Turkey	33,784	41,979	47,467
Malawi	35,164	38,567	43,298
Tanzania	14,839	16,407	18,183
Europe	16,125	21,824	23,738
Argentina	11,275	12,794	13,983
Asia	8,244	8,780	9,139
Other	2,560	5,320	5,443
Property, Plant and Equipment	$ 218,277	$ 262,068	$ 287,135

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

          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars.  The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange gains (losses) in 2008, 2007 and 2006 were $4,073, $(168) and $2,313, respectively, and are included in the respective statements of income.

Note P – Contingencies and Other Information

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  The Company has appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance and is awaiting the final decision from the Supreme Court.  As of March 31, 2008, the balance of the reserve is $275 and payments of $296 have been made.

           The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,545 and the total assessment including penalties and interest through March 31, 2008 is $13,173.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $7,545 represents intrastate trade tax credit amounts which were offset against intrastate trade tax receivables. At March 31, 2008 the Company also has intrastate trade tax receivables from Parana of $11,086.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  The impairment charge is based upon the estimated fair value of the asset taking into consideration the time it will take to appeal, market interest rates and uncertainty as to the outcome.  As the impairment charge pertains to costs of procurement of raw materials, $6,204 has been charged to cost of goods and services sold and $835 has been capitalized into inventory and will be charged to cost of goods and services sold as the inventory is sold.

           The Company estimates a total 2008 crop impact of $7,500 from intrastate trade tax credits generated from purchases in the State of Parana and transferred to the State of Rio Grande do Sul and will capitalize this value in the 2008 crop cost.  The intrastate trade tax receivable as of March 31, 2008 of $1,460 has been capitalized into inventory and will be charged to cost of goods and services as the 2008 crop inventory is sold.

Other

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (EC) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.  The Company and its subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined the Company and its Spanish subsidiaries €4,415 (US$5,641).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and its Italian subsidiaries have been assessed a fine in the aggregate amount of €24,000 (US$28,800).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed the Company in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  The Company, along with its applicable subsidiaries, has appealed the decisions of the Commission with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision, but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above, and actually paid all of such fines as part of the appeal process.

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim seeks the recovery of €7,377 (US$11,648) plus interest and costs and allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction.  The Company believes the claim to be without merit and intends to vigorously defend it.  No amounts have been reserved.

           In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act (the “FCPA”).  In May 2004, the Company voluntarily reported the matter to the U.S. Department of Justice (“Justice”).  Soon thereafter, the Company closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in its filings with the U.S. Securities and Exchange Commission (the “SEC”).  In August 2006, the Company learned that the SEC had issued a formal order of investigation of the Company and others to determine if these or other actions, including those in other countries in which the Company does business, may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  The Company is cooperating fully with the SEC with respect to the investigation.  In May 2008, the Company learned that Justice is conducting an investigation into possible violations of federal law stemming from the same actions being investigated by the SEC.

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

           On December 13, 2007, the Public Prosecutors’ offices in the States of Santa Catarina and Parana filed claims against the Company’s Brazilian subsidiary, Alliance One Brazil Exportadora de Tobaccos Ltda. and a number of other tobacco processors, on behalf of all tobacco farmers in those states.  The lawsuits primarily assert that there exists an employment relationship between tobacco processors and tobacco farmers.  The Company believes these claims to be without merit and intends to vigorously defend them.  Ultimate exposure if an unfavorable outcome is received is not determinable.

           At the initial hearing in Santa Catarina, on January 29, 2008, the Court granted the Company’s motion to have the case removed to the Labor Court in Brazilia.  No hearing date has yet been set.  Ultimate exposure if an unfavorable outcome is received is not determinable.

           In the state of Parana, the relief sought by the Public Prosecutor was granted by the local Labor Court.  The Company appealed that initial ruling and it was overturned in part and affirmed in part.  The Company has appealed from that part of the initial ruling which was affirmed and no ruling has yet been rendered on the appeal.  The Company has separately asserted, on April 11, 2008, a lack of jurisdiction motion similar to that which it asserted in the case in Santa Catarina which resulted in the transfer of that case to the Labor Court in Brazilia.  No hearing date for that motion has been set.

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At March 31, 2008, the Company was guarantor of an amount not to exceed $217,409 with $212,469 outstanding under these guarantees.

           In March 2005, the FASB issued Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations – an interpretation of FASB Statement No. 143 (“FIN 47”). FIN 47 clarified the term conditional asset retirement obligation as used in SFAS No. 143 and requires a liability to be recorded if the fair value of the obligation can be reasonably estimated. Asset retirement obligations covered by FIN 47 include those for which an entity has a obligation to perform an asset retirement activity, however the timing or method of settling the obligation are conditional on a future even that may not be within the control of the entity. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation.

           In accordance with SFAS No. 143 and FIN 47, we record all known asset retirement obligations for which the liability can be reasonably estimated. Currently, we have identified a known asset retirement obligation associated with one of our facilities that requires us to restore the land to its initial condition upon us vacating the facility. We have not recognized a liability under FIN 47 for this asset retirement obligation because the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned back to the government, and we have no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

Note Q – Sale of Receivables

Alliance One International, A.G., a wholly owned subsidiary of the Company is engaged in a revolving trade accounts receivable securitization agreement to sell receivables to a third party limited liability company.  The agreement was amended in March 2008 to increase the size of the facility and also reduce expenses.  The agreement, which matures March 26, 2013, is funded through loans to the third party limited liability company which is committed up to a maximum of $100,000 in funding at any time.  To the extent that the balance of the loan is less than $100,000 the Company is subject to a 0.25% fee on the unused amount.  The Company retains servicing responsibilities and subordinated interests in the receivables sold.  The Company receives annual service fees of 0.5% of the outstanding balance which approximates the fair value of services to be rendered at current funding levels.  Historically, credit loss and prepayments of customer receivables have been negligible.  Losses on sale of receivables are recorded as a component of other income (expense) in the statement of operations.

          The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2008	2007

Receivables outstanding in facility:
As of April 1	$ 31,282	$ -
Sold	239,702	111,858
Collected	(200,122)	(80,576)
As of March 31	$ 70,862	$ 31,282

Retained interest as of March 31	$ 15,207	$ 58

Decreases in retained interest resulting from changes in discount rate:
10%	$ 90	$ 53
20%	$ 179	$ 107

Criteria to determine retained interest as of March 31:
Weighted average life in days	77	67
Discount rate (inclusive of 0.5% servicing fee)	6.0%	8.7%
Unused balance fee	0.25%	0.5%

Cash proceeds for the twelve months ended March 31:
Current purchase price	$ 123,305	$ 81,499
Deferred purchase price	60,757	26,807
Service fees	348	74
Total	$ 184,410	$ 108,380

Loss on sale of receivables	$ 3,299	$ 1,707

Facility implementation expenses	$ 293	$ 1,320

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables.  Since April 1, 2007, the average outstanding balance of receivables sold has been $36,450 with a minimum outstanding balance of $23,236 and a maximum of $70,862.

Note R – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter (2) (3)	Second Quarter (2) (3)	Third Quarter (2) (3)	Fourth Quarter (2) (3)	Fiscal Year
	Year Ended March 31, 2008
	Sales and other operating revenue	$461,708	$586,612	$560,059	$403,124	$2,011,503
	Gross profit	71,822	83,823	74,343	20,404	250,392
	Income (loss) from continuing operations	5,931	11,102	14,724	(22,751)	9,006
	Income from discontinued operations	48	356	973	6,478	7,855
	Net income (loss)	5,979	11,458	15,697	(16,273)	16,861
	Per Share of Common Stock:
	Basic Earnings (Loss) (1)
	Income (loss) from continuing operations	.07	.12	.17	(.25)	.10
	Income from discontinued operations	-	.01	.01	.07	.09
	Net income	.07	.13	.18	(.18)	.19

	Diluted Earnings (Loss) (1)
	Income (loss) from continuing operations	.07	.13	.17	(.25)	.10
	Income from discontinued operations	-	-	.01	.07	.09
	Net income	.07	.13	.18	(.18)	.19
	Cash Dividends per Share	-	-	-	-	-
Market Price	- High	12.19	10.23	7.10	6.31	12.19
	- Low	9.14	5.77	3.50	3.48	3.48
	Year Ended March 31, 2007
	Sales and other operating revenue	$493,485	$593,630	$458,759	$433,204	$1,979,078
	Gross profit	77,504	103,837	60,736	53,662	295,739
	Income (loss) from continuing operations	8,667	9,133	(17,412)	(3,003)	(2,615)
	Loss from discontinued operations	(3,794)	(833)	(10,926)	(3,177)	(18,730)
	Net income (loss)	4,621	8,300	(28,338)	(6,180)	(21,597)
	Per Share of Common Stock:
	Basic Earnings (Loss) (1)
	Income (loss) from continuing operations	.09	.11	(.21)	(.03)	(.03)
	Loss from discontinued operations	(.04)	(.01)	(.12)	(.04)	(.22)
	Net income (loss)	.05	.10	(.33)	(.07)	(.25)

	Diluted Earnings (Loss) (1)
	Income (loss) from continuing operations	.09	.10	(.21)	(.03)	(.03)
	Loss from discontinued operations	(.04)	(.01)	(.12)	(.04)	(.22)
	Net income (loss)	.05	.09	(.33)*	(.07)*	(.25)*
	Cash Dividends per Share	-	-	-	-	-
Market Price	- High	4.95	4.41	7.31	9.35	9.35
	- Low	3.57	3.57	3.97	6.75	3.57

Summarized quarterly financial information notes on the above are as follows:

(1)

Does not add due to quarterly change in average shares outstanding

(2)

2008 includes charges of $424, $9,277, $6,172 and $3,707 associated with restructuring and asset impairments in the first, second, third and fourth quarters, respectively.  The Company reported a gain of $17,008 from the sale of assets in
        Malawi, Greece and Brazil in the fourth quarter.  See Note A “Significant Accounting Policies” to the
        “Notes to Consolidated Financial Statements” for further information.  The Company also recorded a $33,510 bad debt provision related to Brazilian farmers in the fourth quarter in cost of goods and services sold.  Charges of $1,930,
        $1,257, $1,614 and $1,108 associated with debt retirement expense were recorded in the first, second, third and fourth quarters respectively.

(3)

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

*

For the quarter ended March 31, 2008 and the quarters ended December 31, 2006 and March 31, 2007 all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2008 and 2007, and the related statements of consolidated operations and comprehensive income, consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended March 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a) as it relates to each of the three years in the period ended March 31, 2008.  These consolidated financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2008 and 2007, and the results of its operations and its cash flows for each of the three years in the period ended March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 30, 2008 expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.

          As discussed in Note L to the consolidated financial statements, the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of April 1, 2007.  As discussed in Note M to the consolidated financial statements, the Company adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R), as of March 31, 2007.

/s/  Deloitte & Touche LLP

_____________________________________

Raleigh, North Carolina

June 30, 2008

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited Alliance One International, Inc. and subsidiaries’ (the “Company”) internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report On Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on that risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.  The following material weaknesses have been identified and included in management's assessment:

Accounting for Income Taxes:

The design of the Company’s internal control over financial reporting lacked effective controls over the determination and reporting of its income taxes as it relates to income tax receivable and payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel with adequate experience and expertise in the area of generally accepted accounting principles in the United States of America (U.S. GAAP) accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities.

Financial Reporting:

The Company did not maintain a sufficient complement of personnel in certain operating locations with an appropriate level of technical accounting knowledge, experience, or training to communicate to corporate financial reporting management or determine proper application of  U.S.GAAP to various complex financial accounting and reporting requirements, including farmer advance financing, pensions and post retirement plans and other technical accounting matters.

          These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2008 of the Company and this report does not affect our report on such financial statements and financial statement schedule.

          In our opinion, because of the effect of the material weaknesses identified above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of March 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2008, of the Company and our report dated June 30, 2008, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, and included an explanatory paragraph regarding the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of April 1, 2007.  The Company also adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R), as of March 31, 2007.

/s/  Deloitte & Touche LLP

_____________________________________

Raleigh, North Carolina

June 30, 2008

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING
                   AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

          As a result of material weaknesses described below, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2008, the Company’s disclosure controls and procedures were ineffective.

          However, we believe that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2008 and 2007, and consolidated results of its operations and cash flows for the years ended March 31, 2008, 2007 and 2006, in conformity with U.S. generally accepted accounting principles (GAAP).

Management’s Report on Internal Control Over Financial Reporting

Management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of our Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with GAAP.

          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has concluded that, as of March 31, 2008, the following material weaknesses existed:

•

The design of the Company’s internal control over financial reporting lacked effective controls over the determination and reporting of its income taxes as it relates to income tax receivable and payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel with adequate experience and expertise in the area of generally accepted accounting principles in the United States of America (U.S. GAAP) accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. During the second quarter of fiscal 2008, management identified certain misstatements which related to current and prior periods.  Management evaluated these errors and the correction of such errors and concluded that they were not material to the prior or current financial statements.  However, the Company has concluded that there is a material weakness related to the accounting for income taxes because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

•

The Company did not maintain a sufficient complement of personnel in certain operating locations with an appropriate level of technical accounting knowledge, experience, or training to communicate to corporate financial reporting management or determine proper application of GAAP to various complex financial accounting and reporting requirements, including farmer advance financing, pensions and post retirement plans and other technical accounting matters.  Management evaluated these errors and the correction of such errors and concluded that they were not material to the prior or current financial statements.  However, the Company has concluded that there is a material weakness related to the proper application of GAAP because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

          Solely as a result of the material weaknesses in internal control described above, management has concluded that, as of March 31, 2008, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control — Integrated Framework issued by the COSO.

          The effectiveness of the Company’s internal control over financial reporting as of March 31, 2008 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report on Form 10-K.

Remediation of Prior Material Weaknesses in Internal Control Over Financial Reporting

Management has been actively engaged in the implementation of remediation efforts to address the material weaknesses in controls over account reconciliations and accounting for restructuring and asset impairment charges that were in existence at December 31, 2007. These remediation efforts, outlined below, were specifically designed to address the material weaknesses identified by the Company’s management. As a result of its assessment of the effectiveness of internal control over financial reporting, the Company’s management determined that as of March 31, 2008, the material weaknesses relating to the controls over account reconciliations and accounting for restructuring and asset impairment charges no longer existed.

          The Company’s remediation efforts were reviewed with the Audit Committee who was advised of issues encountered and key decisions reached by management.

          As of December 31, 2007, the Company did not maintain effective controls over account reconciliations and accounting for restructuring and asset impairment charges.

Account Reconciliations

As of December 31, 2007, the Company identified certain errors related to account reconciliations in current and prior periods.  The errors were identified by the Company’s procedure to monitor the account reconciliation process.  The errors were caused by not reconciling general ledger accounts to the underlying records on a timely basis. It is Company policy that all entities are required to reconcile all balance sheet accounts on at least a quarterly basis. Management evaluated these errors and concluded that they were not material to the prior or current financial statements, individually or in the aggregate.  However, management found that there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

          Management has taken the following actions to remediate this material weakness:

•

Communicated directly with all global financial personnel to ensure that the importance of the account reconciliation process was clearly understood;

•

Added reviews of account reconciliations by an individual other than the preparer at the entity level, regional level and corporate level; and

•

Developed a quarterly review process to ensure global adherence with the Company’s global account reconciliation policy.

Accounting for Restructuring and Asset Impairment Charges

During the preparation of the Company’s financial statements for the quarter ended December 31, 2007, management of the Company determined that the financial statements included in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2007 should have reflected restructuring and asset impairment charges related to the sale of Compañía General de Tabacos de Filipinas, S.A. and its worldwide operating subsidiaries (“CdF”) in the amount of $6.9 million.  The impact of this error was to understate restructuring and asset impairment costs by $6.9 million and to overstate net income by $6.5 million (after a related $0.4 million tax benefit) for the three months and six months ended September 30, 2007.  These impairment charges should have been recorded in the second quarter financial statements, and it was concluded that it was necessary to restate the second quarter financial statements to include the impairment charges.

          Management has taken the following actions to remediate this material weakness:

•

Hired a Financial Reporting Manager responsible for adherence with GAAP;

•

Held a training seminar with key worldwide financial personnel to ensure better understanding of GAAP and related trigger points reviewing for restructuring and asset impairment charges; and

•

Enhanced quarterly processes to specifically review and document all asset and entity sales and proposed sales to determine restructuring and asset impairment guidance has been properly applied.

          Management continues to develop further enhancements to its controls over account reconciliations and accounting for restructuring and asset impairment charges. Based upon the significant actions taken and the testing and evaluation of the effectiveness of the controls, management has concluded the material weakness in controls over account reconciliations and accounting for restructuring and asset impairment charges no longer existed as of March 31, 2008.

Continuing Remediation

Management is actively engaged in the development and implementation of a remediation plan to address the material weaknesses in controls existing at March 31, 2008. The components of this remediation plan, once implemented, are intended to ensure that the key controls over the process are operating effectively and are sustainable. These components include:

Accounting for income taxes

•

Hiring additional internal tax staff members with appropriate qualifications and training in accounting for income taxes to establish a self sufficient tax department which coordinates all tax financial reporting matters and tax compliance processes;

•

Instituting and maintaining a formal program for training of internal staff members in accounting for income taxes;

•

Implementing supporting technology to help calculate the income tax provision and related balance sheet accounts; and

•

Initiating a thorough review of the design of the internal controls related to the preparation of income taxes on a quarterly basis.

Financial reporting

•

Ensuring adherence with existing Company financial reporting policy;

•

Improving coordination and communication within corporate functions  and with the worldwide financial reporting units to ensure timely identification and resolution of potential accounting issues in accordance with GAAP;

•

Formalizing requirements from the units in the form of check list and policies (see below);

•

Developing an Accounting and Tax Policies and Procedures Manual to codify Company policy;

•

Hiring a Financial Reporting Manager at the corporate level;

•

Instituting and maintaining a formal program for training of internal staff members in new and existing financial accounting issues; and

•

Initiating a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP and ensuring all reporting unit requirements are appropriately supported in the form of check lists and policies.

          Management continues to assign the highest priority to the remediation efforts in these areas, with the goal of remediating these material weaknesses prior to March 31, 2009.

          The status of remediation of the material weaknesses will be reviewed with the Audit Committee and the Committee will be advised of issues encountered and key decisions reached by management relating to the remediation efforts.

          Notwithstanding the existence of this material weaknesses in internal control over financial reporting relating to the accounting for income taxes on a quarterly basis and “financial reporting”, we believe that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s consolidated financial condition as of March 31, 2008 and 2007, and consolidated results of its operations and cash flows for the years ended March 31, 2008, 2007 and 2006, in conformity with GAAP.

Changes in Internal Control over Financial Reporting

Changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect,  the Company’s internal control over financial reporting have been described above.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the captions “Board of Directors – Compensation of Directors” and “Executive Compensation” is incorporated herein by reference.

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

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR                      INDEPENDENCE

The information contained in the Proxy Statement under the captions “Governance of the Company -Determination of Independence of Directors,” “Board of Directors - Independence,” “Board of Directors – Compensation of Directors” and "Board of Directors - Other Agreements and Business Relationships" is incorporated herein by reference.

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

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations and Comprehensive Income –Years
ended March 31, 2008, 2007 and 2006
Consolidated Balance Sheet - March 31, 2008 and 2007
Statement of Consolidated Stockholders' Equity - Years ended March 31, 2008, 2007 and 2006
Statement of Consolidated Cash Flows - Years ended March 31, 2008, 2007 and 2006
Notes to Consolidated Financial Statements
Report of Deloitte & Touche LLP
Report of Independent Registered Public Accounting Firm on Internal Control
Management’s Report on Internal Control Over Financial Reporting
Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

(b)	Exhibits

The following documents are filed as exhibits to this Form 10-K pursuant to Item 601 of Regulation S-K:

3.01

Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

	3.02	Fourth Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 3, 2008 (SEC File No. 1-3684).

	4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, filed June 3, 2005 (SEC File No. 333-125473).

4.02

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 6, 2001 (SEC File No. 1-3684).

4.03

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 3, 2004 (SEC File No. 1-3684).

4.04

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8%  Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed  May 16, 2005 (SEC File No. 1-3684).

4.05

Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).

4.06

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed November 3, 2004 (SEC File No. 1-3684).

4.07

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed May 16, 2005 (SEC File No. 1-3684).

4.08

Indenture, dated as of April 1, 1997, between DIMON Incorporated and LaSalle National Bank, relating to 6  1/4% Convertible Subordinated Debentures due March 31, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 16, 1997 (SEC File No. 1-3684).

4.09

Indenture dated April 2, 2004, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.11 of Standard Commercial Corporation’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 14, 2004 (SEC File No. 1-9875).

4.10

Supplemental Indenture, dated  March 22, 2005, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K, filed May 16, 2005 (SEC File No. 1-3684).

4.11

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 12 ¾% Senior Subordinated Notes due 2012, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

4.12

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 11.0% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

4.13

Indenture, dated March 7, 2007, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 8 1/2% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed March 8, 2007 (SEC File No. 1-3684).

10.01

Alliance One International, Inc. Pension Equity Plan, as amended May 24, 2006, incorporated by reference to Exhibit 10.01 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006, filed June 23, 2006 (SEC File No. 1-3684).*

10.02

Standard Commercial Corporation Performance Improvement Compensation Plan, incorporated by reference to Exhibit 99.1 to Alliance One International, Inc.’s Registration Statement on Form S-8, filed June 3, 2005 (SEC File No. 333-125473).*

10.03

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.04

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr., incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (SEC File No. 1-3684).*

10.05

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Brian J. Harker, incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004 (SEC File No. 1-3684).*

10.06

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004 (SEC File No. 1-3684).*

10.07

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, between Dibrell Brothers, Incorporated and H.P. Green, III, incorporated by reference to Exhibit 10.5 to Dibrell Brothers, Incorporated’s Form 10-Q for the quarter ended December 31, 1994, filed February 13, 1995 (SEC File No. 0-2912).*

10.08

Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III , incorporated by reference to Exhibit 10.15 of DIMON Incorporated’s Annual Report on Form 10-K  for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.09

DIMON Incorporated Supplemental Executive Retirement Plan, amended March 1, 2005, incorporated by reference to Exhibit 10.09 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006, filed June 23, 2006 (SEC File No. 1-3684).*

10.10

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (SEC File No. 1-3684).*

10.11

DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.12	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.13

Registration Rights Agreement, dated May 13, 2005, among DIMON Incorporated, Wachovia Capital Markets LLC, Deutsche Bank Securities Inc. and ING Bank NV, London Branch, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

10.14

Purchase Agreement between Alliance One International, Inc., formerly known as DIMON Incorporated, and Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated May 10, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed May  16, 2005 (SEC File No. 1-3684).

10.15

Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.16

Amendment to Standard Commercial Corporation Supplemental Retirement Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.17

Standard Commercial Corporation Supplemental Retirement Plan, dated March 27, 1990, as amended, incorporated by reference to Exhibit 10.3 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.18

Purchase Agreement, by and among Alliance One International, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated March 2, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 8, 2007 (SEC File No. 1-3684).

10.19

Registration Rights Agreement, by and among Alliance One International, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated March 7, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 8, 2007 (SEC File No. 1-3684).

10.20

Amended and Restated Credit Agreement, dated March 30, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).

10.21	DIMON Incorporated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).*

10.22	Alliance One International, Inc. Pension Equity Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).*

10.23	Alliance One International, Inc. Supplemental Retirement Account Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).*

10.24

Second Amendment to Amended and Restated Credit Agreement, dated May 29, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2007 (SEC File No. 1-3684).

10.25

Waiver and Consent, dated June 20, 2007, by and among Intabex Netherlands B.V. as Borrowers, Alliance One International AG, as a Guarantor, and Wachovia Bank, National Association, as Administrative Agent for the Lenders, incorporated by reference to Exhibit 10.30 to Alliance One’s Annual Report on Form 10-K for the year ended March 31, 2007, filed June 22, 2007 (SEC File No. 1-3684).

10.26

Settlement and Release Agreement by and between H.P. Green III and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed July 30, 2007 (SEC File No. 1-3684).*

10.27

Key Executive Life Insurance and Deferred Compensation Program by and between H.P. Green III and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed July 30, 2007 (SEC File No. 1-3684).*

10.28

Consulting Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

10.29

Agreement to Amend Employment Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

	10.30	Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

10.31

Third Amendment to Amended and Restated Credit Agreement, dated February 8, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 11, 2008 (SEC File No. 1-3684).

10.32

Severance Election and Release, effective as of March 31, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).*

10.33

Consulting Agreement, effective as of April 1, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).*

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
Year ended March 31, 2006
Deducted from asset accounts:
Allowance for doubtful accounts	$1,714,732	$414,680	$2,371,171 (B)	$ 548,019 (A)	$ 3,952,564
Total	$1,714,732	$414,680	$2,371,171	$ 548,019	$ 3,952,564

Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$3,952,564	$1,325,472	$ -	$1,885,922 (A)	$ 3,392,114
Total	$3,952,564	$1,325,472	$ -	$1,885,922	$ 3,392,114

Year ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$3,392,114	$2,123,820	$5,157,484 (C)	$ 640,691 (A)	$10,032,727
Total	$3,392,114	$2,123,820	$5,157,484	$ 640,691	$10,032,727

(A) Currency translation and direct write off.

(B) Reserves related to pre-acquisition Standard Commercial Corporation accounts receivable.

(C) Reclassification of beginning balance from discontinued operations to continuing operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 30, 2008.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ Robert E. Harrison By________________________________________________ Robert E. Harrison Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 30, 2008.

/s/ Robert E. Harrison By________________________________________________ Robert E. Harrison Chairman, Chief Executive Officer and President (Principal Executive Officer)	/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Director

/s/ Robert A. Sheets By________________________________________________ Robert A. Sheets Executive Vice President-Chief Financial Officer (Principal Financial Officer)	/s/ B. Clyde Preslar By________________________________________________ B. Clyde Preslar Director

/s/ Hampton R. Poole, Jr. By________________________________________________ Hampton R. Poole, Jr. Vice President-Controller (Principal Accounting Officer)	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green, Jr. Director	/s/ William S. Sheridan By________________________________________________ William S. Sheridan Director

/s/ John M. Hines By________________________________________________ John M. Hines Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director	/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Director

EXHIBIT INDEX

Exhibits

3.01

Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

	3.02	Fourth Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 3, 2008 (SEC File No. 1-3684).

	4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.3 to the Registration Statement on Form S-8, filed June 3, 2005 (SEC File No. 333-125473).

4.02

Indenture, dated October 30, 2001, between DIMON Incorporated as issuer, and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, filed November 6, 2001 (SEC File No. 1-3684).

4.03

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8% Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed November 3, 2004 (SEC File No. 1-3684).

4.04

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 9 5/8%  Senior Notes due 2011, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed  May 16, 2005 (SEC File No. 1-3684).

4.05

Indenture, dated May 30, 2003, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.7 of the Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).

4.06

First Supplemental Indenture, dated as of November 1, 2004, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed November 3, 2004 (SEC File No. 1-3684).

4.07

Second  Supplemental Indenture, dated  March 22, 2005, between DIMON Incorporated as issuer and SunTrust Bank as trustee, related to 7 3/4% Senior Notes due 2013, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed May 16, 2005 (SEC File No. 1-3684).

4.08

Indenture, dated as of April 1, 1997, between DIMON Incorporated and LaSalle National Bank, relating to 6  1/4% Convertible Subordinated Debentures due March 31, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 16, 1997 (SEC File No. 1-3684).

4.09

Indenture dated April 2, 2004, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.11 of Standard Commercial Corporation’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 14, 2004 (SEC File No. 1-9875).

4.10

Supplemental Indenture, dated  March 22, 2005, among Standard Commercial Corporation, Standard Commercial Tobacco Corp., Inc. and SunTrust Bank, as trustee, related to 9% Senior Notes due 2012, Series B, incorporated by reference to Exhibit 4.3 of the Current Report on Form 8-K, filed May 16, 2005 (SEC File No. 1-3684).

4.11

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 12 ¾% Senior Subordinated Notes due 2012, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

4.12

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 11.0% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

4.13

Indenture, dated March 7, 2007, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 8 1/2% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed March 8, 2007 (SEC File No. 1-3684).

10.01

Alliance One International, Inc. Pension Equity Plan, as amended May 24, 2006, incorporated by reference to Exhibit 10.01 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006, filed June 23, 2006 (SEC File No. 1-3684).*

10.02

Standard Commercial Corporation Performance Improvement Compensation Plan, incorporated by reference to Exhibit 99.1 to Alliance One International, Inc.’s Registration Statement on Form S-8, filed June 3, 2005 (SEC File No. 333-125473).*

10.03

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.04

Early Retirement Agreement, dated May 17, 1999, between DIMON Incorporated and Claude B. Owen, Jr., incorporated by reference to Exhibit 10.13 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (SEC File No. 1-3684).*

10.05

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Brian J. Harker, incorporated by reference to Exhibit 10.1 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004 (SEC File No. 1-3684).*

10.06

Employment Agreement, dated November 7, 2004, between DIMON Incorporated and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to DIMON Incorporated’s Current Report on Form 8-K, filed November 8, 2004 (SEC File No. 1-3684).*

10.07

Employment Agreement, dated as of January 13, 1995, effective as of November 1, 1994, between Dibrell Brothers, Incorporated and H.P. Green, III, incorporated by reference to Exhibit 10.5 to Dibrell Brothers, Incorporated’s Form 10-Q for the quarter ended December 31, 1994, filed February 13, 1995 (SEC File No. 0-2912).*

10.08

Amendment to Employment Agreement, dated August 29, 1995, between DIMON Incorporated and H.P. Green, III , incorporated by reference to Exhibit 10.15 of DIMON Incorporated’s Annual Report on Form 10-K  for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.09

DIMON Incorporated Supplemental Executive Retirement Plan, amended March 1, 2005, incorporated by reference to Exhibit 10.09 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2006, filed June 23, 2006 (SEC File No. 1-3684).*

10.10

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (SEC File No. 1-3684).*

10.11

DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.12	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.13

Registration Rights Agreement, dated May 13, 2005, among DIMON Incorporated, Wachovia Capital Markets LLC, Deutsche Bank Securities Inc. and ING Bank NV, London Branch, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

10.14

Purchase Agreement between Alliance One International, Inc., formerly known as DIMON Incorporated, and Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated May 10, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed May  16, 2005 (SEC File No. 1-3684).

10.15

Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.16

Amendment to Standard Commercial Corporation Supplemental Retirement Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.2 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.17

Standard Commercial Corporation Supplemental Retirement Plan, dated March 27, 1990, as amended, incorporated by reference to Exhibit 10.3 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.18

Purchase Agreement, by and among Alliance One International, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated March 2, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed March 8, 2007 (SEC File No. 1-3684).

10.19

Registration Rights Agreement, by and among Alliance One International, Inc., Wachovia Capital Markets, LLC, Deutsche Bank Securities Inc. and ING Bank N.V., London Branch, dated March 7, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed March 8, 2007 (SEC File No. 1-3684).

10.20

Amended and Restated Credit Agreement, dated March 30, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).

10.21	DIMON Incorporated Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).*

10.22	Alliance One International, Inc. Pension Equity Plan, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).*

10.23	Alliance One International, Inc. Supplemental Retirement Account Plan, incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).*

10.24

Second Amendment to Amended and Restated Credit Agreement, dated May 29, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2007 (SEC File No. 1-3684).

10.25

Waiver and Consent, dated June 20, 2007, by and among Intabex Netherlands B.V. as Borrowers, Alliance One International AG, as a Guarantor, and Wachovia Bank, National Association, as Administrative Agent for the Lenders, incorporated by reference to Exhibit 10.30 to Alliance One’s Annual Report on Form 10-K for the year ended March 31, 2007, filed June 22, 2007 (SEC File No. 1-3684).

10.26

Settlement and Release Agreement by and between H.P. Green III and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed July 30, 2007 (SEC File No. 1-3684).*

10.27

Key Executive Life Insurance and Deferred Compensation Program by and between H.P. Green III and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed July 30, 2007 (SEC File No. 1-3684).*

10.28

Consulting Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

10.29

Agreement to Amend Employment Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

10.30		Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

10.31

Third Amendment to Amended and Restated Credit Agreement, dated February 8, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 11, 2008 (SEC File No. 1-3684).

10.32

Severance Election and Release, effective as of March 31, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).*

10.33

Consulting Agreement, effective as of April 1, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).*

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