Form 10-Q
period 2008-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2008-08-05
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2008

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

As of July 29, 2008, the registrant had 88,877,000 shares outstanding of Common Stock (no par value).

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Three Months Ended June 30, 2008 and 2007
(Unaudited)

	June 30,	June 30,
(in thousands, except per share amounts)	2008	2007

Sales and other operating revenues	$459,165	$461,708
Cost of goods and services sold	382,503	389,886

Gross profit	76,662	71,822
Selling, administrative and general expenses	38,234	39,489
Other income	2,273	1,936
Restructuring and asset impairment charges	495	424
Operating income	40,206	33,845

Debt retirement expense	-	1,930
Interest expense (includes debt amortization cost of $941 in 2008 and $1,005 in 2007)	24,429	24,893
Interest income	937	2,172

Income before income taxes and other items	16,714	9,194
Income tax expense	1,792	3,304
Equity in net income of investee companies	-	-
Minority interests expense (income)	126	(41)
Income from continuing operations	14,796	5,931

Income from discontinued operations, net of tax	509	48
Net income	$ 15,305	$ 5,979

Basic earnings per share
Net income from continuing operations	$ .16	$ .07
Income from discontinued operations	.01	-
Net income	$ .17	$ .07

Diluted earnings per share
Net income from continuing operations	$ .16	$ .07
Income from discontinued operations	.01	-
Net income	$ .17	$ .07

Average number of shares outstanding:
Basic	88,207	87,872
Diluted	89,234	89,786

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)	June 30, 2008	June 30, 2007	March 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$ 179,542	$ 110,598	$ 112,214
Trade receivables, net	156,785	175,053	180,997
Inventories:
Tobacco	855,827	745,004	649,555
Other	48,968	35,711	39,267
Advances on purchases of tobacco, net	151,516	64,648	112,989
Current deferred and recoverable income taxes	35,260	30,948	33,677
Prepaid expenses	60,258	61,558	50,668
Assets held for sale	4,015	2,767	4,885

Other current assets				14,619	5,840	7,382
Assets of discontinued operations				143	11,330	236
Total current assets				1,506,933	1,243,457	1,191,870
Other assets
Investments in unconsolidated affiliates				21,582	20,754	21,582
Goodwill and other intangible assets				41,182	33,079	37,999
Deferred tax assets				97,317	72,232	96,110
Other deferred charges				10,659	15,605	11,417
Other noncurrent assets				128,867	128,988	135,610
				299,607	270,658	302,718

Property, plant and equipment				214,262	255,818	218,277
				$2,020,802	$1,769,933	$1,712,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 613,887	$ 373,691	$ 387,157
Accounts payable				158,373	163,985	158,471
Advances from customers				174,461	172,318	91,919
Accrued expenses				75,642	50,867	88,503
Income taxes				3,237	5,934	6,522
Long-term debt current				22,438	5,193	19,004
Liabilities of discontinued operations				55	8,031	81
Total current liabilities				1,048,093	780,019	751,657

Long-term debt				567,143	634,758	563,973
Deferred income taxes				10,388	10,119	10,527
Liability for unrecognized tax benefits				57,900	55,122	53,370
Pension, postretirement and other long-term liabilities				109,149	86,472	118,248
				744,580	786,471	746,118

Minority interest in subsidiaries				3,389	3,387	3,623

Commitments and contingencies				-	-	-

Stockholders’ equity	June 30, 2008	June 30, 2007	March 31, 2008
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,730	96,629	96,467	463,478	461,138	462,798
Retained deficit				(245,663)	(269,278)	(258,395)
Accumulated other comprehensive income				6,925	8,196	7,064
				224,740	200,056	211,467
				$2,020,802	$1,769,933	$1,712,865

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2008 and 2007 (Unaudited)

(in thousands)	June 30, 2008	June 30, 2007

Operating activities
Net income	$ 15,305	$ 5,979
Adjustments to reconcile net income to net cash used by operating activities
Net income from discontinued operations	(509)	(48)
Decrease in accounts receivable	29,695	43,294
Increase in inventories and advances to suppliers	(258,993)	(114,953)
Decrease in accounts payable and accrued expenses	(12,381)	(52,764)
Increase in advances from customers	82,986	46,681

Depreciation and amortization	7,134	9,300
Debt amortization/interest	941	2,934
Restructuring and asset impairment charges	85	309
Deferred items	(8,460)	(1,038)
Loss (gain) on foreign currency transactions	2,278	(2,271)
Stock-based compensation	556	1,020
Changes in operating assets and liabilities	(18,053)	(9,420)
Net cash used by operating activities of continuing operations	(159,416)	(70,977)
Net cash provided (used) by operating activities of discontinued operations	576	(871)
Net cash used by operating activities	(158,840)	(71,848)

Investing activities
Purchases of property and equipment	(4,185)	(3,516)
Proceeds on sale of property and equipment	3,772	1,771
Return of capital on investments in unconsolidated affiliates	-	1,744
Refinancing of Brazilian farmers	(823)	-
Changes in other assets	(563)	1,085
Net cash provided (used) by investing activities of continuing operations	(1,799)	1,084
Net cash provided by investing activities of discontinued operations	-	27
Net cash provided (used) by investing activities	(1,799)	1,111

Financing activities
Repayment of short-term demand notes	(42,277)	-
Proceeds from short-term demand notes	9,014	-
Net change in short-term borrowings	259,836	192,967
Proceeds from long-term borrowings	11,307	226
Repayment of long-term borrowings	(9,390)	(92,896)
Debt issuance/retirement cost	(43)	(731)
Proceeds from sale of stock	-	1,170
Net cash provided by financing activities	228,447	100,736

Effect of exchange rate changes on cash	(480)	341

Increase in cash and cash equivalents	67,328	30,340
Cash and cash equivalents at beginning of period	112,214	80,258

Cash and cash equivalents at end of period	$ 179,542	$ 110,598

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

Basis of Presentation

The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates; all of which are owned 50% or less, except for the Zimbabwe operations which are more fully discussed below.  Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  All adjustments necessary to state fairly the results for the period have been included and were of a normal recurring nature.  This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The year ended March 31, 2008 is sometimes referred to herein as fiscal year 2008.

          The Company is accounting for its investment in the Zimbabwe operations on the cost method and has been reporting it in Investments in Unconsolidated Affiliates in the condensed consolidated balance sheet since March 31, 2006.  During fiscal year 2007, the Company wrote its investment in the Zimbabwe operations down to zero.

Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), which defines fair value, establishes a new framework for measuring that value and expands disclosures about fair value measurements. SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. SFAS No. 157 establishes market or observable inputs as the preferred source of values, followed by assumptions based on hypothetical transactions in the absence of market inputs. SFAS No. 157 requires, among other things, expanded disclosure about fair value measurements that have a significant portion of the value determined using unobservable inputs (level 3 measurements). It also applies to fair value measurements of non-financial assets acquired and liabilities assumed in business combinations. In February 2008, the FASB issued final Staff Positions that (1) deferred the effective date of this Statement for one year for certain nonfinancial assets and nonfinancial liabilities (see below) and (2) removed certain leasing transactions from the scope of the Statement.  The Company applied this new accounting standard to all other fair value measurements effective April 1, 2008. The adoption of SFAS No. 157 did not have a material impact on its financial condition and results of operations.  See Note 16 “Fair Value Measurements” to the “Notes to Condensed Consolidated Financial Statements” for additional information.

          In February 2008, the FASB issued FASB Staff Position on Statement No. 157, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  FSP 157-2 delays the effective date of SFAS No. 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed on a recurring basis, to fiscal years beginning after November 15, 2008.  The Company is evaluating the impact of FSP 157-2 on its financial condition and results of operations.

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to report individual financial instruments and certain other items at fair value with changes in value reported in operations. Once made, this election is irrevocable for those items.  The Company adopted this new accounting standard on April 1, 2008 and it did not have a material impact on its financial condition and results of operations.

          In April 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements (“EITF 06-10”). This statement establishes that companies will be required to recognize a liability for the postretirement benefit obligation related to a collateral assignment arrangement — in accordance with SFAS No. 106, Employers’ Accounting for Postretirement Benefits Other Than Pensions, (if deemed part of a postretirement plan) or Accounting Principles Board Opinion 12, Omnibus Opinion — 1967, (if not part of a plan) — if, based on the substantive agreement with the employee, the employer has agreed to maintain a life insurance policy during the postretirement period or provide a death benefit. The EITF also reached a consensus that an employer should recognize and measure the associated asset on the basis of the terms of the collateral assignment arrangement. The Company adopted EITF 06-10 on April 1, 2008 as a change in accounting principle through a cumulative effect adjustment to retained earnings totaling $2,572.

          In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following: (a) transaction costs will generally be expensed, (b) in-process research and development will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned, (c) contingencies, including contingent consideration, will generally be  recorded  at fair value with subsequent adjustments recognized in operations, and (d) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. SFAS No. 141R is effective for fiscal years beginning after December 15, 2008.  The Company is evaluating the impact of SFAS No. 141R on its financial condition and results of operations.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This standard will significantly change the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. It will require noncontrolling interests (or minority interests) to be reported as a component of shareholders’ equity, which is a change from its current classification between liabilities and shareholders’ equity. It also requires earnings attributable to minority interests to be included in net earnings, although such earnings will continue to be deducted to measure earnings per share.  SFAS No. 160 is effective for the Company as of April 1, 2009. The Company is evaluating the impact of SFAS No. 160 on its financial condition and results of operations.

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

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $13,470 and $10,477 for the three months ended June 30, 2008 and 2007, respectively.

2.  INCOME TAXES

FIN 48

As of June 30, 2008, the Company’s unrecognized tax benefits totaled $20,144, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2008, accrued interest and penalties totaled $25,025 and $13,733, respectively.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit for the amount of $2,261, the Company does not foresee any reasonably possible significant changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.

         The Company is subject to taxation in the United States, various states within the United States, and foreign jurisdictions. There are tax filings in major jurisdictions that are open to investigation by tax authorities; including in the United States from 2005, in Turkey from 2003, in Brazil from 2003, in Malawi from 2003, in Argentina from 2002, in Tanzania from 2002, and in Switzerland from 2006.

Alliance One International, Inc. and Subsidiaries

Provision for the Three Months Ended June 30, 2008

The effective tax rate used for the three months ended June 30, 2008 was 10.7% compared to 35.9% for the three months 0ended June 30, 2007.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2009 will be 4.6% after absorption of discrete items.

         For the three months ended June 30, 2008, the company recorded a specific event adjustment expense of $1,280 bringing the effective tax rate estimated for the three months of 3.1% to 10.7%.  This specific event adjustment expense relates primarily to additional interest on liabilities for unrecognized tax benefits and net exchange losses on income tax accounts.  During the three months ended June 30, 2007, net expense adjustments of $1,928, primarily related to interest on liabilities for unrecognized tax benefits and changes in judgment regarding certain non-U.S. tax items, were recorded as specific events.  The net effect of these adjustments on the tax provision was to increase the effective tax rate for the three months ended June 30, 2007 from an expense of 15.0% to 35.9%.  The significant difference in the estimated effective tax rate for the three months ended June 30, 2008 from the statutory rate is primarily due to foreign tax rates lower than the statutory rate and benefits related to amortization and exchange effects.  During the three months ended June 30, 2008, the Company accrued an additional $4,530 of interest and exchange losses related to unrecognized tax benefits.

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues to execute the merger integration plan which began in fiscal 2006 and is expected to continue throughout fiscal 2009.  In addition, the Company records other restructuring and impairment charges as they occur in the normal course of business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
	2008	2007
Restructuring and Asset Impairment Charges
Employee separation and other cash charges:
Beginning balance	$ 2,360	$ 2,747

Period charges:
Severance charges	569	69
Other cash charges (recovery)	(74)	63
Total period charges	495	132
Payments through June 30	(1,704)	(1,181)
Ending balance June 30	$ 1,151	$ 1,698

Other non-cash charges	$ -	$ 292

Total restructuring and asset impairment charges for the period	$ 495	$ 424

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30,
Employee Separation and Other Cash Charges	2008	2007

Beginning balance:	$ 2,360	$ 2,747
South America	134	30
Other regions	2,226	2,717
Period charges:	$ 495	$ 132
South America	-	88
Other regions	495	44
Payments through June 30:	$(1,704)	$ (1,181)
South America	-	(88)
Other regions	(1,704)	(1,093)
Ending balance June 30:	$ 1,151	$ 1,698
South America	134	30
Other regions	1,017	1,668

         All non-cash charges were related to the Other Regions segment during the three months ended June 30, 2008 and 2007.

         All restructuring costs are recorded in earnings as restructuring and asset impairment costs only when they are incurred or meet the criteria for recording in accordance with SFAS No. 144 or SFAS No. 146.

Assets Held for Sale

As of June 30, 2008, the Company reported assets held for sale of $4,015, related primarily to production and administrative facilities in Greece and Brazil, that are being actively marketed by the Company.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended June 30, 2008 and 2007.

          Goodwill and Intangible Asset Rollforward:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining
useful life in years as of March 31, 2008	-	17	-	5
March 31, 2007 balance:
Gross carrying amount	$ 4,186	$33,700	$11,146	$ -	$ 49,032

Accumulated amortization	-	(3,159)	(10,764)	-	(13,923)
Net March 31, 2007	4,186	30,541	382	-	35,109
Amortization expense and purchase accounting tax adjustments	(1,392)	(421)	(217)	-	(2,030)
Net June 30, 2007	2,794	30,120	165	-	33,079
Additions	-	-	-	6,330	6,330
Amortization expense	-	(1,264)	(146)	-	(1,410)
Net March 31, 2008	2,794	28,856	19	6,330	37,999
Additions	-	-	-	3,624	3,624
Amortization expense	-	(422)	(19)	-	(441)
Net June 30, 2008	$ 2,794	$28,434	$ -	$ 9,954	$ 41,182

          Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible *	Total
For year ended 2009	$ 1,685	$ 19	$ 1,244	$ 2,948
For year ended 2010	1,685	-	1,991	3,676
For year ended 2011	1,685	-	1,991	3,676
For year ended 2012	1,685	-	1,991	3,676
For year ended 2013	1,685	-	1,991	3,676
Later years	20,431	-	746	21,177
	$ 28,856	$ 19	$ 9,954	$ 38,829

*  Estimated amortization expense for the internally developed software intangible is based on costs accumulated as of June 30, 2008.  These estimates will change as new costs are incurred and until the software is placed into service.

5.  DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

Summary of Results of Operations

Discontinued Operations, Other Regions Segment

Three Months Ended June 30, 2008	Italy	Mozambique	Wool	Total
Sales and other revenues	$ -	$ -	$ -	$ -

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ -	$ 86	$ 423	$ 509
Income tax	-	-	-	-
Income from discontinued operations, net of tax	$ -	$ 86	$ 423	$ 509

Three Months Ended June 30, 2007
Sales and other revenues	$ 4,254	$ 1,345	$ -	$ 5,599

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ (78)	$ 126	$ -	$ 48
Income tax	-	-	-	-
Income (loss) from discontinued operations, net of tax	$ (78)	$ 126	$ -	$ 48

Summary of Assets and Liabilities

Discontinued Operations, Other Regions Segment

June 30, 2008	Italy	Mozambique	Wool	Total
Assets of discontinued operations:
Inventory	$ -	$ 143	$ -	$ 143
Total assets of discontinued operations	$ -	$ 143	$ -	$ 143

Liabilities of discontinued operations:
Accounts payable	$ -	$ 31	$ -	$ 31
Accrued expenses	-	24	-	24
Total liabilities of discontinued operations	$ -	$ 55	$ -	$ 55

June 30, 2007
Assets of discontinued operations:
Trade receivables, net of allowances	$ 4,664	$ 501	$ -	$ 5,165
Inventory and advances	1,668	562	-	2,230
Net property, plant and equipment and other assets	36	-	3,899	3,935
Total assets of discontinued operations	$ 6,368	$ 1,063	$ 3,899	$ 11,330

Liabilities of discontinued operations:
Accounts payable	$ 6,932	$ 64	$ -	$ 6,996
Accrued expenses	937	98	-	1,035
Total liabilities of discontinued operations	$ 7,869	$ 162	$ -	$ 8,031

March 31, 2008
Assets of discontinued operations:
Trade receivables , net of allowances	$ -	$ 61	$ -	$ 61
Inventory	-	175	-	175
Total assets of discontinued operations	$ -	$ 236	$ -	$ 236

Liabilities of discontinued operations:
Accounts payable	$ -	$ 31	$ -	$ 31
Accrued expenses	-	50	-	50
Total liabilities of discontinued operations	$ -	$ 81	$ -	$ 81

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

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop due to its determination that it was not in the Company’s economic interest to remain in Mozambique after losing a concession for the 2007 crop year.  As of June 30, 2008, the Company has sold all assets except for inventory.  The Company anticipates completing the disposition of inventory in fiscal 2009.

Discontinued Wool Operations, Other Regions Segment

During fiscal 2008, the Company received the necessary governmental approvals and completed the sale of the remaining properties associated with its discontinued wool operations.  Gains on the sale of these properties reported in fiscal 2008 were $7,233.

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

          The following table presents the summary segment information for the three months ended June 30, 2008 and 2007:

	Three Months Ended
	June 30 ,
	2008	2007
Sales and other operating revenues:
South America	$ 260,374	$ 265,940
Other regions	198,791	195,768
Total revenue	$ 459,165	$ 461,708

Operating income:
South America	$ 25,888	$ 28,065
Other regions	14,318	5,780
Total operating income	40,206	33,845
Debt retirement expense	-	1,930
Interest expense	24,429	24,893
Interest income	937	2,172
Income before income taxes and other items	$ 16,714	$ 9,194

Analysis of Segment Assets	June 30 , 2008	June 30 , 2007	March 31, 2008
Segment assets:
South America	$ 993,405	$ 867,371	$ 844,053
Other regions	1,027,397	902,562	868,812
Total assets	$2,020,802	$1,769,933	$1,712,865

7.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly-owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at June 30, 2008 and 2007.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

          For the three months ended June 30, 2008 and 2007, the weighted average number of shares outstanding was increased by a total of 1,027 shares and 1,914 shares, respectively, of common stock equivalents for employee stock options and restricted shares outstanding for the computation of diluted earnings per share.  Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 1,743 at a weighted average exercise price of $7.39 per share at June 30, 2008 and 203 at a weighted average exercise price of $22.34 per share at June 30, 2007.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	June 30 ,
	2008	2007
Net income	$ 15,305	$ 5,979
Equity currency conversion adjustment	(139)	679
Total comprehensive income	$ 15,166	$ 6,658

9.  STOCK-BASED COMPENSATION

In accordance with generally accepted accounting principles, the Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  Awards are recognized as compensation expense based on the grant-date fair value.

          For the three months ended June 30, 2008 and 2007, respectively, compensation expense for stock-based compensation plans was $556 and $1,020.  The corresponding income tax benefit recognized for stock-based compensation plans was $146 and $283 for the three months ended June 30, 2008 and 2007, respectively.

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007.  As with the Company’s prior equity compensation plans, the 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.  A maximum of 5,000 shares are reserved for issuance pursuant to awards under the 2007 Plan.  The 2007 Plan supercedes all prior equity compensation plans and no new equity awards can be granted from such prior plans.  As of June 30, 2008, 1,428 equity awards have been granted under the 2007 Plan, leaving 3,713 shares available for future awards under the 2007 Plan.  Total equity awards outstanding are 3,657 inclusive of 1,287 awards granted and outstanding under the 2007 Plan and 2,370 awards granted under prior plans.  Shares issued under both the 2007 Plan and earlier plans are new shares which have been authorized and designated for award under the plans.  Individual types of awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were no grants of stock options during the three months ended June 30, 2008 and 2007, respectively.

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	3,155	6.28	6.86	$ 1,864
Forfeited	(155)	6.65	5.69	$ (36)
Outstanding at June 30, 2008	3,000	6.26	6.66	$ 979
Vested and expected to vest	2,933	6.25	6.61	$ 960
Exercisable at June 30, 2008	1,551	6.03	4.71	$ 515

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The closing price will be subject to the share price on the last trading day of the respective period ending dates, thus the amounts are not additive.  The expense related to stock option awards was $343 and $135 for the three months ended June 30, 2008 and 2007, respectively.  Cash received from the exercise of options was $0 and $1,170 for the three months ended June 30, 2008 and 2007, respectively.

          The table below shows the movement in unvested shares from March 31, 2008 to June 30, 2008.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2008	1,487	$3.45	$ 5,130
Forfeited	(38)	3.51	(133)
Unvested June 30, 2008	1,449	$3.45	$ 4,997

          As of June 30, 2008, there is $3,683 of unearned compensation related to stock option awards which will vest over a weighted average remaining life of 2.75 years.

Stock Options with Stock Appreciation Rights

Stock appreciation rights (SARs) have historically been granted in tandem with certain option grants under which the employee may choose to receive in cash the excess of the market price of the share on the exercise date over the market price on the grant date (the intrinsic value of the share) rather than purchase the shares.  The choice to receive cash is limited to five years after grant.  After the fifth year and up to the tenth year after grant, the employee will continue to be able to purchase shares under the award but no longer has the choice of receiving the intrinsic value of the shares.  Compensation expense for Stock Options with Stock Appreciation Rights is treated as a liability due to the express ability of the employee to make the choice of whether to receive cash or purchase shares.  The fair value of SARs is determined at each balance sheet date using a Black-Scholes valuation model multiplied by the cumulative vesting of each SAR award.

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at March 31, 2008	166	$6.62	1.20	$ -	$225
Forfeited	-	-	-	-	-
Outstanding at June 30, 2008	166	$6.62	.95	$ -	$101
Vested and exercisable at June 30, 2008	166	$6.62	.95	$ -	$101

          All stock options with attached SARs became vested as of October 2007.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized income of $124 and expense of $407 for the three months ended June 30, 2008 and 2007, respectively, related to stock options with attached SARs.

          Assumptions used to determine the fair value of SARs as of June 30 included the following:

	2008	2007
Stock Price	$5.11	$10.05
Exercise Price	$6.62	$6.54
Expected Life in Years	1.0	1.35
Annualized Volatility	39%	34%
Annual Dividend Rate	0%	0%
Discount Rate	2.3%	4.8%

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

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2008	690	5.58
Vested	(20)	5.18
Forfeited	(13)	5.59
Restricted at June 30, 2008	657	5.59

          As of June 30, 2008, there was $958 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through July 2011.  Expense recognized due to the vesting of restricted stock awards was $337 and $478 for the three months ended June 30, 2008 and 2007, respectively.

10.  CONTINGENCIES

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  The Company has appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance and is awaiting the final decision from the Supreme Court.  As of June 30, 2008, the balance of the reserve is $243 and payments of $31 have been made during the three months ended June 30, 2008.

           The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $8,192 and the total assessment including penalties and interest through June 30, 2008 is $14,663.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $8,192 represents intrastate trade tax credit amounts which were offset against intrastate trade tax receivables. At June 30, 2008 the Company also has intrastate trade tax receivables from Parana of $12,037.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  The impairment charge is based upon the estimated fair value of the asset taking into consideration the time it will take to appeal, market interest rates and uncertainty as to the outcome.  As the impairment charge pertains to costs of procurement of raw materials, $6,204 was charged to cost of goods and services sold and $835 was capitalized into inventory during fiscal 2008 and will be charged to cost of goods and services sold as the inventory is sold.  At June 30, 2008, $541 remains in inventory.

           The Company estimates a total 2008 crop impact of $6,300 from intrastate trade tax credits generated from purchases in the State of Parana and transferred to the State of Rio Grande do Sul and will capitalize this value in the 2008 crop cost.  The intrastate trade tax receivable as of June 30, 2008 of $5,452 has been capitalized into inventory and will be charged to cost of goods and services as the 2008 crop inventory is sold.

Alliance One International, Inc. and Subsidiaries

Other

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.  The Company and its subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined the Company and its Spanish subsidiaries €4,415 (US$5,641).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and its Italian subsidiaries have been assessed a fine in the aggregate amount of €24,000 (US$28,800).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed the Company in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  The Company, along with its applicable subsidiaries, has appealed the decisions of the Commission with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision, but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$11,648) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.  No amounts have been reserved with respect to such claim.

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

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At June 30, 2008, the Company was guarantor of an amount not to exceed $192,976 with $177,749 outstanding under these guarantees.

           In accordance with generally accepted accounting principles related to asset retirement obligations, the Company records all known asset retirement obligations for which the liability can be reasonably estimated. Currently, it has identified a known asset retirement obligation associated with one of its facilities that requires it to restore the land to its initial condition upon its vacating the facility. The Company has not recognized a liability under FIN 47 for this asset retirement obligation because the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned back to the government, and the Company has no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

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

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10,000 to $250,000 by adding additional Lenders thereto.  The $145,000 term loan B was repaid in full as of September 30, 2007.

Fourth Amendment.  On August 4, 2008, the Company closed the Fourth Amendment to the Credit Agreement which included the following modifications effective March 31, 2008:

•

Increased the permitted lien basket for foreign subsidiary debt from $150,000 to $275,000;

•

Increased the maximum uncommitted inventories basket from $150,000 to $225,000 through March 30, 2009;

•

Increased permitted foreign subsidiary indebtedness from $600,000 to $685,000 from April 1, 2008 through June 30, 2008, $840,000 from July 1, 2008 through December 31, 2008, $675,000 from January 1, 2009 through March 30, 2009 and as of March 31, 2009 and at all times thereafter $600,000;

•

Amended and restated the consolidated EBIT, committed inventories, confirmed order and uncommitted inventories definitions; and

•

Added new definition for “permitted allowance.”

         A copy of the Fourth Amendment is attached hereto as Exhibit 10.3 and incorporated herein by reference.

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

•

a maximum consolidated leverage ratio of not more than 5.50 to 1.00;

•

a maximum consolidated total senior debt to borrowing base ratio of not more than 0.80 to 1.00; and

•

a maximum amount of annual capital expenditures of $40,000 during any fiscal year of the Company.

          Certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contains certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months ended June 30, 2008.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315,000 of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150,000 of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the twelve months ended March 31, 2008, the Company purchased $42,285 of its $315,000 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $272,715 of the 11% Senior Notes outstanding at March 31, 2008.  Associated cash premiums paid were $1,990 and non-cash deferred financing costs of $732 were accelerated. The Company did not purchase any senior notes during the fiscal quarter ended June 30, 2008. From time to time in the future the Company may purchase more of its debt securities in the open market or through a tender process.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months ended June 30, 2008.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100,000 of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of June 30, 2008, the Company had approximately $613,887 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $964,198. Additionally, against these lines there was $29,670 available in unused letter of credit capacity with $21,457 issued but unfunded.

         The following table summarizes our debt financing as of June 30, 2008:

			June 30, 2008
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest		Repayment Schedule (4)
	2008	2008	Available	Rate		2009	2010	2011	2012	2013	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250,000
Term loan B	-	-	-			-	-	-	-	-	-
	-	-	250,000			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	272,715	272,715	-	11.0%		-	-	-	-	272,715	-
8 ½% senior notes due 2012	149,390	149,421	-	8.5%		(98)	(142)	(155)	(169)	149,985	-
Other (1)	10,157	10,157	-			-	-	-	3,437	6,285	435
	432,262	432,293	-			(98)	(142)	(155)	3,268	428,985	435

12 ¾% senior subordinated notes due 2012	92,647	92,932	-	12.8%		(922)	(1,400)	(1,625)	(1,885)	98,764	-

Other long-term debt	58,068	64,356	31,588	8.8%	(2)	26,628	13,538	12,418	11,381	42	349

Notes payable to banks (3)	387,157	613,887	299,184	5.6%	(2)	-	-	-	-	-	-

Total debt	$ 970,134	$1,203,468	580,772			$25,608	$11,996	$10,638	$12,764	$527,791	$784

Short term	$ 387,157	$ 613,887
Long term:
Long term debt current	$ 19,004	$ 22,438
Long term debt	563,973	567,143
	$ 582,977	$ 589,581

Letters of credit	$ 22,151	$ 21,457	29,670

Total credit available			$610,442

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(2) Weighted average rate for the three months ended June 30, 2008

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31 for all years except the current year. The current fiscal year excludes repayments made through June 30, 2008.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs as well as selling, administrative and general costs.  These contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income. For the three months ended June 30, 2008 and 2007, income of $16,794 and $9,807, respectively, has been recorded in cost of goods and services sold.  For the three months ended June 30, 2008 and 2007, a loss of $63 and $0, respectively, has been recorded in selling, administrative and general expenses.

Fair Value of Derivative Financial Instruments

In accordance with SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  Fair value estimates are based on a model utilizing observable market data.

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

          Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Greece, Turkey, Guatemala and Malawi.

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2008	2007
Service cost	$ 1,125	$ 700
Interest expense	2,284	1,947
Expected return on plan assets	(1,622)	(1,706)
Amortization of prior service cost	(71)	(36)
Actuarial loss	(84)	162
Net periodic pension cost	$ 1,632	$1,067

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of June 30, 2008, contributions of $2,384 were made to pension plans for fiscal 2009.  Additional contributions to pension plans of approximately $9,053 are expected during the remainder of fiscal 2009.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. The Company has amended the U.S. plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of June 30, 2008, contributions of $242 were made to the plans for fiscal 2009.  Additional contributions of $726 to the plans are expected during the rest of fiscal 2009.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2008	2007
Service cost	$ 32	$ 18
Interest expense	205	141
Amortization of prior service cost	(405)	(405)
Actuarial loss	94	105
Net periodic pension cost	$ (74)	$(141)

14.  ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the condensed consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $151,516 at June 30, 2008 and $64,648 at June 30, 2007 are presented as advances on purchases of tobacco, net in the condensed consolidated balance sheet.  The long-term portion of advances of $54,851 at June 30, 2008 and $57,993 at June 30, 2007 are included in other non-current assets in the condensed consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $104,677 at June 30, 2008, and $61,865 at June 30, 2007, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $24,035 and $24,329 for the three months ended June 30, 2008 and 2007, respectively.  Estimated bad debt expense on current year advances are capitalized into inventory.  As of June 30, 2008 and 2007, respectively, write-downs charged against the allowance were $6,981 and $2,206.

          In Brazil, farmers obtain government subsidized rural credit financing which is guaranteed by the Company.  The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing by the farmer is concurrent with delivery of tobacco to the Company.  Terms of rural credit financing are such that repayment is due only after tobacco deliveries are complete.  At fiscal year end, the Company will generally have accumulated balances from farmers for repayment to the local banks for the rural credit financing.  As of June 30, 2008 and 2007, respectively, the Company had balances of $43,430 and $70,519 that were due to local banks on behalf of farmers.  These amounts are included in accounts payable in the condensed consolidated balance sheet.  As of June 30, 2008 and 2007, respectively, the Company was guarantor for Brazilian farmer loans of $129,755 and $231,204 with outstanding amounts of $114,528 and $207,073.  The fair value of guarantees for rural credit financing was $13,334 and $12,424 as of June 30, 2008 and 2007, respectively, and is recorded as a liability.

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

          The following table summarizes the Company’s accounts receivable securitization information as of June 30:

	2008	2007

Receivables outstanding in facility:
As of April 1	$ 70,862	$ 31,282
Sold	142,704	35,397
Collected	(155,519)	(28,467)
As of June 30	$ 58,047	$ 38,212

Retained interest as of June 30	$ 5,127	$ 4,405

Decreases in retained interest resulting from changes in discount rate:
10%	$ 50	$ 68
20%	$ 100	$ 135

Criteria to determine retained interest as of June 30:
Weighted average life in days	61	70
Discount rate (inclusive of 0.5% servicing fee)	5.2%	8.7%
Unused balance fee	0.25%	0.3%

Cash proceeds for the three months ended June 30:
Current purchase price	$ 96,249	$25,385
Deferred purchase price	43,745	5,895
Service fees	120	65
Total	$ 140,114	$31,345

Loss on sale of receivables:	$ 357	$ 717

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. Since April 1, 2008, the average outstanding balance of receivables sold has been $54,712 with a minimum outstanding balance of $45,310 and a maximum of $70,000.

16.  FAIR VALUE MEASUREMENTS

The Company adopted SFAS No. 157, Fair Value Measurements as of April 1, 2008 for all recurring financial assets and liabilities.  It utilized the deferral provision of FSP No. FAS 157-2 for all non-recurring non-financial assets and liabilities within its scope.  SFAS No. 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  SFAS No. 157 also specifies a fair value hierarchy based upon the observability of inputs used in valuation techniques.  Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions.  In accordance with SFAS No. 157, fair value measurements are classified under the following hierarchy:

•

Level 1 – Quoted prices for identical instruments in active markets.  Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations in which all significant inputs or significant value-drivers are observable in active markets.

•

Level 3 – Model-derived valuations in which one or more significant inputs or significant value-drivers are unobservable.

          When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1.  In some cases where market prices are not available, it makes use of observable market based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

          Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable.

Derivative financial instruments

The fair value of foreign currency and interest rate swap contracts are based on third-party market maker valuation models that discount cash flows resulting from the differential between the contract rate and the market-based forward rate or curve capturing volatility and establishing intrinsic and carrying values.

Securitized retained interests

The fair value of securitized retained interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized.

          Assets measured at fair value included in the Condensed Consolidated Balance Sheet as of June 30, 2008 are summarized below:

June 30, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$ -	$ 6,061	$ -	$ 6,061
Securitized retained interests	-	-	5,127	5,127
Total Assets	$ -	$ 6,061	$ 5,127	$ 11,188

          Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months ended June 30, 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

	Securitized Retained Interests	Guarantees

Balance at March 31, 2008	$ 15,207	$ 20,069
Total gains or losses (realized / unrealized)
included in earnings	357	-
Purchases, issuances, and settlements	(10,437)	(5,199)
Balance at June 30, 2008	$ 5,127	$ 14,870

          The amount of total losses for the three months ended June 30, 2008 included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2008 was $540 on securitized retained interests.

          Gains and losses included in earnings are reported in Other Income.

17.  SUBSEQUENT EVENT

On August 4, 2008, the Company closed the

Fourth Amendment to the Credit Agreement. Absent this amendment, the Company would have violated the foreign subsidiary indebtedness covenant at June 30, 2008. This Amendment included the following modifications effective March 31, 2008:

•

Increased the permitted lien basket for foreign subsidiary debt from $150,000 to $275,000;

•

Increased the maximum uncommitted inventories basket from $150,000 to $225,000 through March 30, 2009;

•

Increased permitted foreign subsidiary indebtedness from $600,000 to $685,000 from April 1, 2008 through June 30, 2008, $840,000 from July 1, 2008 through December 31, 2008, $675,000 from January 1, 2009 through March 30, 2009 and as of March 31, 2009 and at all times thereafter $600,000;

•

Amended and restated the consolidated EBIT, committed inventories, confirmed order and uncommitted inventories definitions; and

•

Added new definition for “permitted allowance.”

          A copy of the Fourth Amendment is attached hereto as Exhibit 10.3 and incorporated herein by reference.

Item 2.    Management’s Discussion and Analysis of
               Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

We are experiencing a unique operating year where uncommitted inventory availability has decreased substantially, the U.S. dollar is still weakening and costs across the world are rising.  Despite these challenges, we have been able to achieve improved gross profits, operating income and net income compared to the prior year.  This quarter is the last quarter in which our results will be significantly impacted by the increased costs associated with the Malawi 2007 burley crop.  While significant shipments expected in this quarter out of South America are delayed until next quarter, processing volumes have greatly increased in the United States and Asia.  Although selling, administrative and general expenses were reduced, they were negatively impacted by the strength of local currencies against the U.S. dollar.  As a result of our focus on debt reduction in the prior year, interest and other debt related costs are decreasing.

Liquidity

Our enterprise liquidity requirements are dynamic. As such we utilize various sources, which are continuously monitored and adjusted as required based on the seasonality of our business and include cash from operations, our $250.0 million revolving credit facility, short term credit lines throughout the world, sale of accounts receivable, active working capital management and advances from customers. As of June 30, 2008, we had $790.0 million of cash and available credit comprised of $179.5 million of cash and $610.5 million in available credit inclusive of our undrawn $250.0 million revolver, $32.6 million of other long term debt, $299.2 million of notes payable to banks, and $29.7 million exclusively for letters of credit. On an ongoing basis we continue to modify the composition of our available liquidity maximizing business flexibility and minimizing costs.

Outlook

As we begin the new fiscal year, we are entering into a marketplace where global supply and demand is very tight and uncommitted inventories are below historic levels.  While this market presents many opportunities, it also presents many challenges.  While decreased supply may translate to higher customer prices, it also translates to higher green costs for the tobacco and higher production costs.  These factors, coupled with the impact of a continued weak U.S. dollar and rising fuel and other costs, will challenge us to achieve appropriate returns while continuing to improve future performance.  We remain committed to our customer-focused strategy, and we are confident that we are positioned to meet these challenges, enhance our already strong customer relationships and allow us to grow with our customers. As such, we are continuing to focus our attention and resources on those origins that are growing in market importance, on delivering outstanding customer service and exercising expense discipline.

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended
	June 30,
		Change
(in millions)	2008	$	%	2007
Sales and other operating revenues	$459.2	$(2.5)	(0.5)	$461.7
Gross profit	76.7	4.9	6.8	71.8
Selling, administrative and general expenses	38.2	(1.3)	(3.3)	39.5
Other income	2.3	0.4		1.9
Restructuring and asset impairment charges	0.5	0.1		0.4
Debt retirement expense	-	(1.9)		1.9
Interest expense	24.4	(0.5)		24.9
Interest income	0.9	(1.3)		2.2
Income tax expense	1.8	(1.5)		3.3
Equity in net income of investee companies	-	-		-
Minority interests (income)	0.1	(0.1)		-
Income from discontinued operations	0.5	0.5		-
Net income	$ 15.3*	$ 9.3*		$ 6.0*

* Amounts do not equal column totals due to rounding

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2008	$	%	2007
Tobacco sales:
Tobacco sales	$449.6	$ (7.0)	(1.5)	$456.6
Kilos	106.8	(28.4)	(21.0)	135.2
Average price per kilo	$ 4.21	$ .83	24.6	$ 3.38
Processing and other revenues	$ 9.6	$ 4.5	88.2	$ 5.1
Total sales and other operating revenues	$459.2	$ (2.5)	(0.5)	$461.7

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Sales and other operating revenues.  The decrease of 0.5% from $461.7 million in 2007 to $459.2 million in 2008 is primarily the result of a 21.0% or 28.4 million kilo decrease in quantities sold substantially offset by a 24.6% or $0.83 per kilo increase in average sales prices.

South America Region.  Tobacco sales from the South America Region operating segment decreased $5.4 million or 2.0% resulting from a decrease in volumes of 16.1 million kilos that was substantially offset by an increase of $0.99 per kilo in average sales prices.  The decrease in volumes will be partially recovered in the next quarter due to the timing of shipments between first quarter and second quarter in 2008 compared to 2007.  Improved customer pricing significantly offset the impact of the reduced volumes.

Other Regions.  Tobacco sales from the Other Regions operating segment decreased $1.6 million or 0.8% primarily as a result of a decrease in volumes of 12.3 million kilos that was essentially offset by an increase of $0.68 per kilo in average sales prices.  Volumes decreased across all regions with the primary impact in Africa due to lower volumes available from the previous quarter to be carried over into this quarter.  Average sales prices increased across all regions with the most significant price impact being attributable to Europe and the impact of Euro denominated sales prices.  Processing and other revenues increased 88.2% or $4.5 million from $5.1 million in 2007 to $9.6 million in 2008 primarily as a result of increased processing volumes and prices in the United States and in Asia.

Gross profit as a percentage of sales.  Gross profit increased 6.8% from $71.8 million in 2007 to $76.7 million in 2008 and gross profit as a percentage of sales increased from 15.6% in 2007 to 16.7% in 2008.

South America Region.  Gross profit in the South America Region operating segment increased $2.3 million primarily as a result of increased average sales prices, which were more than offset by a reduction in volumes for the quarter and increased gains on derivative financial instruments.  The increased average sales prices were further offset by higher green costs of tobacco as a result of the shortfall of tobacco available in the worldwide market.  In addition, the strengthening Brazilian real also continues to increase both green and tobacco processing costs.  Gross profit from sales of the 2007 crop still remains negatively impacted by the higher estimated grower bad debt provisions resulting from the decline in market conditions of the 2006 and 2007 crops.  Market conditions for the 2008 crop are much improved as a response to the global shortage of tobacco volumes available.

Other Regions.  The increase in gross profit of $2.6 million is primarily attributable to the Asia region as a result of advanced shipments from Thailand and increased processing volumes in Indonesia.  The remaining volumes of the 2007 Malawi burley crop were substantially shipped this quarter which included the significantly higher green and processing costs of the crop that resulted from the reduced crop size and increased competition within the Malawi market.  The 2008 Malawi crop also includes increased green and processing costs as well.  The demand for tobacco in response to lower volumes available around the world is resulting in higher green costs.  In addition, green costs and processing costs have also increased as a result of the weak U.S. dollar and high fuel costs.  However, current conditions in the market are expected to yield sufficient price increases to offset the higher costs.

Selling, administrative and general expenses decreased 3.3% from $39.5 million in 2007 to $38.2 million in 2008.  The decrease is primarily due to decreased taxes and licenses, travel costs and depreciation expense.

Other income of $2.3 million in 2008 relates primarily to gains on assets held for sale while the $1.9 million in 2007 relates primarily to gains on sales of fixed assets.

Debt retirement expense of $1.9 million in 2007 relates to accelerated amortization of debt issuance costs as a result of debt prepayment during the quarter.

Interest expense decreased $0.5 million from $24.9 million in 2007 to $24.4 million in 2008 primarily due to lower average rates during the quarter.

Interest income decreased from $2.2 million in 2007 to $0.9 million in 2008 primarily due to lower average cash balances.

Effective tax rates were 10.7% in 2008 and 35.9% in 2007.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2009 will be 4.6% after absorption of discrete items.  For the three months ended June 30, 2008, we recorded a specific event adjustment expense of $1.3 million bringing the effective tax rate estimated for the quarter from 3.1% to 10.7%.  This specific event adjustment expense relates primarily to additional interest on liabilities for unrecognized tax benefits and net exchange losses on income tax accounts.  During the quarter ended June 30, 2007, expense adjustments of $1.9 million, primarily related to interest on liabilities for unrecognized tax benefits and changes in judgment regarding certain non-U.S. tax items, were recorded as specific events.  The net effect of these adjustments on the tax provision was to increase the effective tax rate for the three months ended June 30, 2007 from 15.0% to 35.9%.

Income from discontinued operations.  Discontinued operations resulted in income of $0.5 million in 2008 compared to no income or loss in 2007.  The income in 2008 is primarily a result of the finalization of our exit from the discontinued wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to farmers for pre-financing tobacco crops in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  In addition, from time to time in the future, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.

         As of June 30, 2008, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode. In Africa purchasing will continue through August in most sourcing areas whilst processing and consequently shipping will peak in the second and third quarters. In Asia the Thai crop is fully purchased, while some Chinese and Indian traditional are still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2008 crop and is finishing processing with most shipping to come.  North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs. Further depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital

Our working capital increased from $440.2 million at March 31, 2008 to $458.8 million at June 30, 2008.  Our current ratio was 1.4 to 1 at June 30, 2008 compared to 1.6 to 1 at March 31, 2008.  The increase in working capital is primarily related to increases in cash and inventories and advances on purchases of tobacco partially offset by increases in notes payable to banks.  These changes are attributable to the purchasing and processing of tobacco in Malawi and South America as well as the financing of crops in other Africa areas and Europe.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2008	2007	2008
Cash and cash equivalents	$ 179.5	$ 110.6	$ 112.2
Net trade receivables	156.8	175.1	181.0
Inventories and advances on purchases of tobacco	1,056.3	845.4	801.8
Total current assets	1,506.9	1,243.5	1,191.9
Notes payable to banks	613.9	373.7	387.2
Accounts payable	158.4	164.0	158.5
Advances from customer	174.5	172.3	91.9
Total current liabilities	1,048.1	780.0	751.7
Current ratio	1.4 to 1	1.6 to 1	1.6 to 1
Working capital	458.8	463.5	440.2
Total long term debt	567.1	634.8	564.0
Stockholders’ equity	224.7	200.1	211.5

Net cash provided (used) by:
Operating activities	(158.8)	(71.8)
Investing activities	(1.8)	1.1
Financing activities	228.4	100.7

Operating Cash Flows

Net cash used by operating activities increased $87.0 million in 2008 compared to 2007.  The increase in cash used was primarily due to an increase of $144.0 million in inventories and advances to suppliers, $7.6 million in deferred items and $13.6 million in accounts receivable.  These increases in cash used were partially offset by increases of $40.4 million in accounts payable and accrued expenses and $36.3 million in advances from customers.

Investing Cash Flows

Net cash from investing activities was a use of cash of $1.8 million in 2008 compared to a provision of cash of $1.1 million in 2007.  The decrease in cash provided of $2.9 million is primarily attributable to increased purchases of property and equipment and less return of capital on investments in unconsolidated affiliates.

Financing Cash Flows

Net cash provided by financing activities increased $127.7 million in 2008 compared to 2007.  This increase is primarily due to $83.5 million less repayments of long term debt and a $42.3 million increase in repayments of short-term demand notes.

Debt Financing

We continue to finance our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long term debt securities, customer advances and cash from operations. At June 30, 2008 we had cash of $179.5 million and total debt outstanding of $1,203.5 million comprised of $613.9 million of notes payable to banks, $64.4 million of other long term debt, $272.7 million of 11% senior notes, $149.4 million of 8.5% senior notes, $92.9 million of senior subordinated notes and $10.2 million of other legacy company senior notes.  The $226.7 million seasonal increase in notes payable to banks from March 31, 2008 to June 30, 2008 is anticipated seasonal fluctuation to account for the current purchase of the higher cost Brazilian and African crops. Available credit as of June 30, 2008 was $610.5 million comprised of our $250.0 million revolver, $31.6 million of other long term debt, $299.2 million of notes payable to banks and $29.7 million of availability exclusively for letters of credit. We expect to incur $25 million of capital expenditures during fiscal year 2009 with $20.8 million anticipated through the remainder of the fiscal year. Our previously announced SAP software implementation is one of the prime drivers of capital expenditures in addition to regularly scheduled maintenance. No cash dividends were paid to stockholders or additional senior notes purchased during the quarter ended June 30, 2008. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for fiscal year 2009.

         The following table summarizes our debt financing as of June 30, 2008:

			June 30, 2008
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest		Repayment Schedule (4)
(in millions except for interest rates)	2008	2008	Available	Rate		2009	2010	2011	2012	2013	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250.0
Term loan B	-	-	-			-	-	-	-	-	-
	-	-	250.0			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	272.7	272.7	-	11.0%		-	-	-	-	272.7	-
8 ½% senior notes due 2012	149.4	149.4	-	8.5%		(.1)	(.1)	(.2)	(.2)	150.0	-
Other (1)	10.2	10.2	-			-	-	-	3.5	6.3	0.4
	432.3	432.3	-			(.1)	(.1)	(.2)	3.3	429.0	0.4

12 ¾% senior subordinated notes due 2012	92.6	92.9	-	12.8%		(.9)	(1.4)	(1.6)	(1.9)	98.7	-

Other long-term debt	58.1	64.4	31.6	8.8%	(2)	26.6	13.5	12.4	11.5	-	0.4

Notes payable to banks (3)	387.2	613.9	299.2	5.6%	(2)	-	-	-	-	-	-

Total debt	$ 970.2	$ 1,203.5	580.8			$25.6	$12.0	$10.6	$12.9	$527.7	$0.8

Short term	$ 387.2	$ 613.9
Long term:
Long term debt current	$ 19.0	$ 22.4
Long term debt	564.0	567.1
	$ 583.0	$ 589.6

Letters of credit	$ 22.2	$ 21.5	29.7

Total credit available			$610.5

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(2) Weighted average rate for the three months ended June 30, 2008

(3) Primarily foreign seasonal lines of credit

(4)  Debt repayment classification is based on fiscal years ended March 31 for all years except the current year.  The current fiscal year repayments have been adjusted for payments made through June 30, 2008.

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

         The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10.0 million to $250.0 million by adding additional Lenders thereto.  The $145.0 million term loan B was repaid in full as of September 30, 2007.

Fourth Amendment.  On August 4, 2008, the Company closed the Fourth Amendment to the Credit Agreement which included the following modifications effective March 31, 2008:

•

Increased the permitted lien basket for foreign subsidiary debt from $150.0 million to $275.0 million;

•

Increased the maximum uncommitted inventories basket from $150.0 million to $225.0 million through March 30, 2009;

•

Increased permitted foreign subsidiary indebtedness from $600.0 million to $685.0 million from April 1, 2008 through June 30, 2008, $840.0 million from July 1, 2008 through December 31, 2008, $675.0 million from January 1, 2009 through March 30, 2009 and as of March 31, 2009 and at all times thereafter $600.0 million;

•

Amended and restated the consolidated EBIT, committed inventories, confirmed order and uncommitted inventories definitions; and

•

Added new definition for “permitted allowance.”

          A copy of the Fourth Amendment is attached hereto as Exhibit 10.3 and incorporated herein by reference.

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

•

a maximum consolidated leverage ratio of not more than 5.50 to 1.00;

•

a maximum consolidated total senior debt to borrowing base ratio of not more than 0.80 to 1.00; and

•

a maximum amount of annual capital expenditures of $40.0 million during any fiscal year of the Company.

          Certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contains certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months ended June 30, 2008.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315.0 million of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150.0 million of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the twelve months ended March 31, 2008, the Company purchased $42.3 million of its $315.0 million 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $272.7 million of the 11% Senior Notes outstanding at March 31, 2008.  Associated cash premiums paid were $2.0 million and non-cash deferred financing costs of $0.7 million were accelerated. The Company did not purchase any senior notes during the fiscal quarter ended June 30, 2008. From time to time in the future the Company may purchase more of its debt securities in the open market or through a tender process.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months ended June 30, 2008.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100.0 million of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of June 30, 2008, the Company had approximately $613.9 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $964.2 million.  Additionally against these lines there was $29.7 million available in unused letter of credit capacity with $21.5 million issued but unfunded.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains (losses) in our cost of goods and services sold of $(4.7) million and $2.3 million for the three months ended June 30, 2008 and 2007, respectively.  We have recognized exchange gains related to tax balances in our tax expense of $2.4 million for the three months ended June 30, 2008.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.  The weakening U.S. dollar against the real may continue to significantly impact translated results.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $2.8 million for the three months ended June 30, 2008.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)), as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to our failure to remedy by June 30, 2008 the material weaknesses in internal control over financial reporting that existed as of March 31, 2008 with respect to accounting for income taxes and financial reporting.

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

Accounting for Income Taxes

The design of the Company’s internal controls over financial reporting lacked effective controls over the determination and reporting of its income taxes as it relates to income tax receivable and payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel with adequate experience and expertise in the area of generally accepted accounting principles in the United States of America (“GAAP”) accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. During the second quarter of fiscal 2008, management identified certain misstatements which related to current and prior periods.  Management evaluated these errors and the correction of such errors and concluded that they were not material to the prior or current financial statements.  However, the Company has concluded that there is a material weakness related to the accounting for income taxes because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.  As of June 30, 2008, the material weakness has not been remediated.

Financial Reporting

The Company did not maintain a sufficient complement of personnel in certain operating locations with an appropriate level of technical accounting knowledge, experience, or training to communicate to corporate financial reporting management or determine proper application of GAAP to various complex financial accounting and reporting requirements, including farmer advance financing, pensions and post retirement plans and other technical accounting matters.  Management evaluated these errors and the correction of such errors and concluded that they were not material to the prior or current financial statements.  However, the Company has concluded that there is a material weakness related to the proper application of GAAP because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.  This material weakness was first identified as of March 31, 2008 and as of June 30, 2008, has not been remediated.

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

          As noted above, management identified material weaknesses related to accounting for income taxes and financial reporting at March 31, 2008.  In response to these material weaknesses, the Company has implemented (or, where noted, intends to implement) the remedial measures described below.  Notwithstanding these measures, these material weaknesses have not been remediated as of June 30, 2008.  Other than these remedial measures, there were no other changes that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting during the period covered by this report.

Management is actively engaged in the development and implementation of a remediation plan to address the material weaknesses in controls described herein.  The components of this remediation plan, once implemented, are intended to ensure that the key controls over the process are operating effectively and are sustainable. These components include:

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

•

Formalizing requirements from the units in the form of check list and policies;

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

         The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June, 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$11.6 million) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.

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

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6. Exhibits.

3.1	Fourth Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed June 3, 2008 (SEC File No. 1-3684).

10.1

Severance Election and Release, effective as of March 31, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).

10.2

Consulting Agreement, effective as of April 1, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).

10.3

Fourth Amendment to Amended and Restated Credit Agreement, dated August 4, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale (filed herewith).

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: August 5, 2008	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

INDEX OF EXHIBITS

Exhibits

3.1	Fourth Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed June 3, 2008 (SEC File No. 1-3684).

10.1

Severance Election and Release, effective as of March 31, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).

10.2

Consulting Agreement, effective as of April 1, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).

10.3

Fourth Amendment to Amended and Restated Credit Agreement, dated August 4, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).