Form 10-Q
period 2008-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2008-11-06
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [  ]                                                                    Accelerated filer    [X]

Non-accelerated filer    [  ]                                                                     Smaller reporting company  [  ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 27, 2008, the registrant had 88,964,000 shares outstanding of Common Stock (no par value) excluding 7,853,000 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements.

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2008 and 2007
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Sales and other operating revenues	$597,092	$586,612	$1,056,257	$1,048,320
Cost of goods and services sold	516,647	502,789	899,149	892,675

Gross profit	80,445	83,823	157,108	155,645
Selling, administrative and general expenses	40,016	36,514	78,249	76,003
Other income (expense)	(825)	2,231	1,449	4,167
Restructuring and asset impairment charges (recovery)	(44)	9,277	452	9,701
Operating income	39,648	40,263	79,856	74,108

Debt retirement expense	954	1,257	954	3,187
Interest expense (includes debt amortization of $1,292 and $920 for the three months and $2,233 and $1,924 for the six months in 2008 and 2007, respectively)	26,385	25,155	50,814	50,048
Interest income	705	2,101	1,642	4,273

Income before income taxes and other items	13,014	15,952	29,730	25,146
Income tax expense (benefit)	(6,408)	5,097	(4,615)	8,401
Equity in net income of investee companies	1,099	294	1,099	294
Minority interests expense	119	47	245	6
Income from continuing operations	20,402	11,102	35,199	17,033

Income (loss) from discontinued operations, net of tax	(45)	356	463	404
Net income	$ 20,357	$ 11,458	$ 35,662	$ 17,437

Basic earnings per share
Net income from continuing operations	$ .23	$ .12	$ .39	$ .20
Income (loss) from discontinued operations	-	.01	.01	-
Net income	$ .23	$ .13	$ .40	$ .20

Diluted earnings per share
Net income from continuing operations	$ .23	$ .13	$ .39	$ .18
Income (loss) from discontinued operations	-	-	.01	.01
Net income	$ .23	$ .13	$ .40	$ .19

Average number of shares outstanding
Basic	88,303	88,103	88,255	87,988
Diluted	89,076	89,654	89,175	89,744

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)				September 30, 2008	September 30, 2007	March 31, 2008
ASSETS
Current assets
Cash and cash equivalents				$ 83,868	$ 129,189	$ 112,214
Trade and other receivables, net				162,697	216,367	180,997
Accounts receivable, related parties				36,288	12,185	-
Inventories:
Tobacco				822,128	575,548	649,555
Other				59,803	33,068	39,267
Advances on purchases of tobacco, net				147,389	77,439	112,989
Recoverable income taxes				5,861	927	12,841
Current deferred taxes				30,977	35,350	20,836
Prepaid expenses				63,737	65,518	50,668
Assets held for sale				4,119	13,885	4,885
Other current assets				27,494	4,166	7,382
Assets of discontinued operations				-	4,897	236
Total current assets				1,444,361	1,168,539	1,191,870
Other assets
Investments in unconsolidated affiliates				21,296	20,047	21,582
Goodwill and other intangible assets				43,514	32,615	37,999
Deferred taxes				93,210	73,520	96,110
Other deferred charges				10,067	13,572	11,417
Other noncurrent assets				110,574	100,928	135,610
				278,661	240,682	302,718

Property, plant and equipment				209,931	252,027	218,277
				$1,932,953	$1,661,248	$1,712,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 649,157	$ 347,056	$ 387,157
Accounts payable				75,524	147,416	157,478
Due to related parties				814	-	993
Advances from customers				112,626	119,900	91,919
Accrued expenses and other current liabilities				127,826	76,541	88,503
Income taxes				3,006	7,644	6,522
Long-term debt current				2,506	3,528	19,004
Liabilities of discontinued operations				49	102	81
Total current liabilities				971,508	702,187	751,657

Long-term debt				554,239	576,195	563,973
Deferred taxes				9,989	10,144	10,527
Liability for unrecognized tax benefits				50,630	60,749	53,370
Pension, postretirement and other long-term liabilities				99,872	95,849	118,248
				714,730	742,937	746,118

Minority interest in subsidiaries				3,508	3,261	3,623

Commitments and contingencies				-	-	-

Stockholders’ equity	Sept. 30, 2008	Sept. 30, 2007	March 31, 2008
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,817	96,850	96,750	464,540	461,634	462,798
Retained deficit				(225,306)	(257,733)	(258,395)
Accumulated other comprehensive income				3,973	8,962	7,064
				243,207	212,863	211,467
				$1,932,953	$1,661,248	$1,712,865

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2008 and 2007 (Unaudited)

(in thousands)	September 30, 2008	September 30, 2007

Operating activities
Net income	$ 35,662	$ 17,437
Adjustments to reconcile net income to net cash used by operating activities
Net income from discontinued operations	(463)	(404)
Increase in receivables	(23,504)	(12,991)
Decrease (increase) in inventories and advances to suppliers	(208,014)	26,868
Decrease in payables and accrued expenses and other current liabilities	(49,112)	(22,573)
Increase (decrease) in advances from customers	21,209	(5,928)
Increase in current derivative asset	(20,275)	-
Increase in prepaid expenses	(11,908)	(6,587)
Depreciation and amortization	14,524	18,522
Debt amortization/interest	2,521	5,111
Restructuring and asset impairment charges	217	8,318
Deferred items	(17,820)	2,282
Stock-based compensation	2,053	1,213
Changes in other operating assets and liabilities	(8,657)	(357)
Net cash provided (used) by operating activities of continuing operations	(263,567)	30,911
Net cash provided (used) by operating activities of discontinued operations	667	(2,074)
Net cash provided (used) by operating activities	(262,900)	28,837

Investing activities
Purchases of property and equipment and internally developed software costs	(10,735)	(9,131)
Proceeds on sale of property and equipment	3,931	7,743
Refinancing of Brazilian farmers	(5,678)	-
Return of capital on investments in unconsolidated affiliates	-	9,520
Changes in other assets	7,212	2,048
Net cash provided (used) by investing activities of continuing operations	(5,270)	10,180
Net cash provided by investing activities of discontinued operations	-	27
Net cash provided (used) by investing activities	(5,270)	10,207

Financing activities
Repayment of short-term demand notes	(64,078)	-
Proceeds from short-term demand notes	9,014	-
Net change in short-term borrowings	336,748	162,330
Proceeds from long-term borrowings	-	732
Repayment of long-term borrowings	(36,804)	(154,234)
Debt issuance/retirement cost	(965)	(872)
Proceeds from sale of stock	-	1,632
Net cash provided by financing activities	243,915	9,588

Effect of exchange rate changes on cash	(4,091)	299

Increase (decrease) in cash and cash equivalents	(28,346)	48,931
Cash and cash equivalents at beginning of period	112,214	80,258

Cash and cash equivalents at end of period	$ 83,868	$ 129,189

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Alliance One International, Inc. and its consolidated subsidiaries (“the Company”, “Alliance One”, “we,” “us” and “our”) is principally engaged in purchasing, processing, storing, and selling leaf tobacco in North America, Africa, Europe, South America and Asia.

Basis of Presentation

The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates; all of which are owned 50% or less, except for the Zimbabwe operations which are more fully discussed below.  Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included.  This Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2008.  The year ended March 31, 2008 is sometimes referred to herein as fiscal year 2008.

          The Company is accounting for its investment in the Zimbabwe operations on the cost method and has been reporting it in Investments in Unconsolidated Affiliates in the condensed consolidated balance sheet since March 31, 2006.  During fiscal year 2007, the Company wrote its investment in the Zimbabwe operations down to zero.

Reclassifications

Related party receivables and payables, presented on a net basis in trade and other receivables or accounts payable in the Company’s previous filings, are now presented as related party receivables and payables to more appropriately reflect the nature of these amounts. Certain prior period amounts included in the condensed consolidated balance sheet have been reclassified to conform to the current period’s presentation. At September 30, 2007, the Company reported $228,552 of trade and other receivables of which $12,185 was reclassified to Accounts Receivable, Related Parties. At March 31, 2008, the Company reported $158,471 of accounts payable of which $993 was reclassified to Due to Related Parties.

          Current deferred and recoverable income taxes, presented on a net basis in the Company’s previous filings, are now presented separately as Current Deferred Taxes and Recoverable Income Taxes to more appropriately reflect the nature of these amounts. Certain prior period amounts included in the condensed consolidated balance sheet have been reclassified to conform to the current period’s presentation. At September 30, 2007, the Company reported $36,277 of Current Deferred and Recoverable Income Taxes, which was reclassified as $35,350 of Current Deferred Taxes and $927 of Recoverable Income Taxes.  At March 31, 2008, the Company reported $33,677 of Current Deferred and Recoverable Income Taxes, which was reclassified as $20,836 of Current Deferred Taxes and $12,841 of Recoverable Income Taxes.

          These reclassifications had no impact on operating income, net income, total current assets or total current liabilities.

Accounting Pronouncements

On April 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), and FASB Staff Position (“FSP”) on Statement No. 157, Effective Date of FASB Statement No. 157 (“FSP 157-2”), which are more fully discussed in Note 16 to the condensed consolidated financial statements.

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

Alliance One International, Inc. and Subsidiaries

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $12,466 and $3,517 for the three months ended September 30, 2008 and 2007, respectively and $25,936 and $13,994 for the six months ended September 30, 2008 and 2007, respectively.

2.  INCOME TAXES

FIN 48

As of September 30, 2008, the Company’s unrecognized tax benefits totaled $17,304, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 30, 2008, accrued interest and penalties totaled $22,606 and $11,620, respectively.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit for the amount of  $2,018, the Company does not foresee any reasonably possible significant changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.

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

Provision for the Six Months Ended September 30, 2008

The effective tax rate used for the six months ended September 30, 2008 was a benefit of 15.5% compared to an expense of 33.4% for the six months ended September 30, 2007.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2009 will be a benefit of 17.0% after absorption of discrete items.

         For the six months ended September 30, 2008, the company recorded a specific event adjustment expense of $956 bringing the effective tax rate estimated for the six months from a benefit of 18.7% to 15.5%.  This specific event adjustment expense relates primarily to additional income tax and interest related to liabilities for unrecognized tax benefits and net exchange gains on income tax accounts.  For the six months ended September 30, 2007, the company recorded a specific event adjustment expense of $4,796 bringing the effective tax rate estimated for the six months of 14.3% to 33.4%.  This specific event adjustment expense relates primarily to interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts.  The significant difference in the estimated effective tax rate for the six months ended September 30, 2008 from the statutory rate is primarily due to benefits related to exchange effects and amortization and foreign tax rates lower than the statutory rate.  During the six months ended September 30, 2008, the Company accrued a net benefit of $1,818, consisting of additional income tax and interest and exchange gains related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues to execute the merger integration plan which began in fiscal 2006 and is expected to continue throughout fiscal 2009.  In addition, the Company records other restructuring and impairment charges as they occur in the normal course of business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months and six months ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Restructuring and Asset Impairment Charges
Employee separation and other cash charges:
Beginning balance	$ 1,151	$ 1,698	$ 2,360	$ 2,747
Period charges:
Severance charges	(44)	1,959	526	2,028
Other cash charges	-	100	(74)	163
Total period charges	(44)	2,059	452	2,191
Payments through September 30	(728)	(1,719)	(2,433)	(2,900)
Ending balance September 30	$ 379	$ 2,038	$ 379	$ 2,038

Assets impairments and other non-cash charges:
SFAS No. 144 assets impairment – tobacco operations:
Greece machinery and equipment impairment	$ -	$ 974	$ -	$ 974
CdF operation sale	-	6,127	-	6,127
Other non-cash charges	-	117	-	409
Total asset impairments and other non-cash charges	$ -	$ 7,218	$ -	$ 7,510

Total restructuring and asset impairment charges (recovery) for the period	$ (44)	$ 9,277	$ 452	$ 9,701

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months and six months ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Separation and Other Cash Charges	2008	2007	2008	2007

Beginning balance:	$ 1,151	$ 1,698	$ 2,360	$ 2,747
South America	134	30	134	30
Other regions	1,017	1,668	2,226	2,717
Period charges:	$ (44)	$ 2,059	$ 452	$ 2,191
South America	47	1,090	47	1,178
Other regions	(91)	969	405	1,013
Payments through September 30:	$ (728)	$(1,719)	$(2,433)	$(2,900)
South America	(181)	(880)	(181)	(968)
Other regions	(547)	(839)	(2,252)	(1,932)
Ending balance September 30:	$ 379	$ 2,038	$ 379	$ 2,038
South America	-	240	-	240
Other regions	379	1,798	379	1,798

         All non-cash charges were related to the Other Regions segment during the three months and six months ended September 30, 2007.

Alliance One International, Inc. and Subsidiaries

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

CdF – Sale of Dark Air-Cured Operations

As a consequence of overcapacity within certain markets of the industry, the Company decided to dispose of its dark air-cured operations. On January 23, 2006, the Company entered into a non-binding letter of intent to sell its ownership interest in Compañía General de Tabacos de Filipinas, S.A. ("CdF") the owner of the Company’s dark air-cured tobacco business.  As the Company completed the sale of CdF on October 2, 2007, a restructuring and asset impairment analysis was performed as of September 30, 2007. Based on this analysis, the Company recorded restructuring and asset impairment charges of $6,918 at September 30, 2007. These charges included a $6,127 impairment charge on the sale of CdF which considered the $3,878 currency translation account debit that was included in accumulated other comprehensive income as of September 30, 2007 and the valuation of assets to be received from the purchaser.  The remaining charges of $791 were for employee severance.

Greece – Asset Impairment

As a result of the pending full closing of Greek operations, the Company tested the long-lived assets for impairment and recorded assets impairment charges of $974 related to machinery and equipment during the three months ended September 30, 2007.

Assets Held for Sale

As of September 30, 2008, the Company reported assets held for sale of $4,119 related primarily to production and administrative facilities in Malawi, Greece and Brazil that are being actively marketed by the Company.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and six months ended September 30, 2008 and 2007.

          Goodwill and Intangible Asset Rollforward:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2008	-	17	-	5
March 31, 2007 balance:
Gross carrying amount	$ 4,186	$33,700	$11,146	$ -	$ 49,032
Accumulated amortization	-	(3,159)	(10,764)	-	(13,923)
Net March 31, 2007	4,186	30,541	382	-	35,109
Amortization expense and purchase accounting tax adjustments	(1,392)	(421)	(217)	-	(2,030)
Net June 30, 2007	2,794	30,120	165	-	33,079
Amortization expense	-	(422)	(42)	-	(464)
Net September 30, 2007	2,794	29,698	123	-	32,615
Additions	-	-	-	6,330	6,330
Amortization expense	-	(842)	(104)	-	(946)
Net March 31, 2008	2,794	28,856	19	6,330	37,999
Additions	-	-	-	3,624	3,624
Amortization expense	-	(422)	(19)	-	(441)
Net June 30, 2008	2,794	28,434	-	9,954	41,182
Additions	-	-	-	3,093	3,093
Amortization expense	-	(421)	-	(340)	(761)
Net September 30, 2008	$ 2,794	$28,013	$ -	$ 12,707	$ 43,514

          Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible *	Total
For year ended 2009	$ 1,685	$ 19	$ 1,593	$ 3,297
For year ended 2010	1,685	-	2,609	4,294
For year ended 2011	1,685	-	2,609	4,294
For year ended 2012	1,685	-	2,609	4,294
For year ended 2013	1,685	-	2,609	4,294
Later years	20,431	-	1,018	21,449
	$ 28,856	$ 19	$ 13,047	$ 41,922

*  Estimated amortization expense for the internally developed software intangible is based on costs accumulated as of September 30, 2008.  These estimates will change as new costs are incurred and until the software is placed into service in all regions.

Alliance One International, Inc. and Subsidiaries

5.  DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

Summary of Results of Operations

Discontinued Operations, Other Regions Segment

Three Months Ended September 30, 2008	Italy	Mozambique	Wool	Total
Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ -	$ 9	$ (54)	$ (45)
Income tax expense	-	-	-	-
Income (loss) from discontinued operations, net of tax	$ -	$ 9	$ (54)	$ (45)

Three Months Ended September 30, 2007
Sales and other revenues	$ 1,456	$ -	$ -	$ 1,456

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 406	$ 55	$ -	$ 461
Income tax expense	(94)	(11)	-	(105)
Income from discontinued operations, net of tax	$ 312	$ 44	$ -	$ 356

Six Months Ended September 30, 2008
Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ -	$ 95	$ 368	$ 463
Income tax expense	$ -	$ -	$ -	$ -
Income from discontinued operations, net of tax	$ -	$ 95	$ 368	$ 463

Six Months Ended September 30, 2007
Sales and other revenues	$ 5,710	$ 1,345	$ -	$ 7,055

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 328	$ 181	$ -	$ 509
Income tax expense	(94)	(11)	-	(105)
Income from discontinued operations, net of tax	$ 234	$ 170	$ -	$ 404

Alliance One International, Inc. and Subsidiaries

5.  DISCONTINUED OPERATIONS (Continued)

Summary of Assets and Liabilities

Discontinued Operations, Other Regions Segment

September 30, 2008	Mozambique	Wool	Total
Liabilities of discontinued operations:
Accounts payable	$ 31	$ -	$ 31
Accrued expenses	18	-	18
Total liabilities of discontinued operations	$ 49	$ -	$ 49

September 30, 2007
Assets of discontinued operations:
Trade receivables, net of allowances	$ 528	$ -	$ 528
Inventory and advances	466	-	466
Net property, plant and equipment and other assets	4	3,899	3,903
Total assets of discontinued operations	$ 998	$ 3,899	$ 4,897

Liabilities of discontinued operations:
Accounts payable	$ 70	$ -	$ 70
Advances from customers and accrued expenses	32	-	32
Total liabilities of discontinued operations	$ 102	$ -	$ 102

March 31, 2008
Assets of discontinued operations:
Trade receivables , net of allowances	$ 61	$ -	$ 61
Inventory	175	-	175
Total assets of discontinued operations	$ 236	$ -	$ 236

Liabilities of discontinued operations:
Accounts payable	$ 31	$ -	$ 31
Accrued expenses	50	-	50
Total liabilities of discontinued operations	$ 81	$ -	$ 81

* The Italy operations did not have any assets or liabilities of discontinued operations for all periods presented.

Alliance One International, Inc. and Subsidiaries

5.  DISCONTINUED OPERATIONS (Continued)

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

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop due to its determination that it was not in the Company’s economic interest to remain in Mozambique after losing a concession for the 2007 crop year.  As of September 30, 2008, the Company has sold all assets associated with its discontinued Mozambique operations.

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

          The following table presents the summary segment information for the three months and six months ended September 30, 2008 and 2007:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Sales and other operating revenues:
South America	$ 323,995	$ 352,074	$ 584,369	$ 618,014
Other regions	273,097	234,538	471,888	430,306
Total revenue	$ 597,092	$ 586,612	$ 1,056,257	$ 1,048,320

Operating income:
South America	$ 21,974	$ 42,129	$ 47,862	$ 70,194
Other regions	17,674	(1,866)	31,994	3,914
Total operating income	39,648	40,263	79,856	74,108
Debt retirement expense	954	1,257	954	3,187
Interest expense	26,385	25,155	50,814	50,048
Interest income	705	2,101	1,642	4,273
Income before income taxes and other items	$ 13,014	$ 15,952	$ 29,730	$ 25,146

Analysis of Segment Assets	September 30 , 2008	September 30 , 2007	March 31, 2008
Segment assets:
South America	$ 877,288	$ 705,454	$ 844,053
Other regions	1,055,665	955,794	868,812
Total assets	$1,932,953	$1,661,248	$1,712,865

Alliance One International, Inc. and Subsidiaries

7.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly-owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at September 30, 2008 and 2007.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

          For the three months ended September 30, 2008 and 2007, the weighted average number of shares outstanding was increased by a total of 773 shares and 1,551 shares, respectively, of common stock equivalents for employee stock options and restricted stock units, and restricted shares outstanding for the computation of diluted earnings per share.  For the six months ended September 30, 2008 and 2007, the weighted average number of shares outstanding was increased by a total of 920 shares and 1,756 shares, respectively, of common stock equivalents for employee stock options and restricted stock units, and restricted shares outstanding for the computation of diluted earnings per share.  Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 1,876 at a weighted average exercise price of $7.00 per share at September 30, 2008 and 191 at a weighted average exercise price of $9.69 per share at September 30, 2007.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net income	$ 20,357	$ 11,458	$35,662	$17,437
Equity currency conversion adjustment	(2,952)	766	(3,091)	1,445
Total comprehensive income	$ 17,405	$ 12,224	$32,571	$18,882

9.  STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $1,316 and $193 for the three months ended September 30, 2008 and 2007, respectively and $1,872 and $1,213 for the six months ended September 30, 2008 and 2007, respectively.

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

          During the three months and six months ended September 30, 2008 and 2007, respectively, the Company made the following stock-based compensation awards:

	September 30
	2008	2007
Options
Number Granted	-	1,166
Exercise Price	-	$7.48
Grant Date Fair Value	-	$4.08
Restricted Stock
Number Granted	146	262
Grant Date Fair Value	$4.47	$7.48
Restricted Stock Units
Number Granted	99	-
Grant Date Fair Value	$4.47	-
Performance Shares
Number Granted	1,197	-
Grant Date Fair Value	$4.47	-
Performance Based Restricted Stock Units
Number Granted	150	-
Grant Date Fair Value	$4.47	-

Alliance One International, Inc. and Subsidiaries

9.  STOCK-BASED COMPENSATION (Continued)

          Under the terms of both the Performance Shares and Performance Based Restricted Stock Units, shares ultimately issued will be contingent upon specified business performance goals.  If minimum standards are not attained, compensation paid under these awards will be zero.  Alternatively, if the maximum performance levels described by the plan are attained, the awards may be 150% of the stated award.

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

          Assumptions used to determine the fair value of SARs as of September 30 included the following:

	2008	2007
Stock Price	$3.80	$6.54
Exercise Price	$6.45	$6.62
Expected Life in Years	1.1	1.7
Annualized Volatility	64%	47%
Annual Dividend Rate	0%	0%
Discount Rate	1.8%	4.88%

          Because the exercise price of these SARs is above the current stock price, the expected life has been determined to be the maximum time period the SARs may be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company’s stock price.

10.  CONTINGENCIES

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  The Company has appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance and is awaiting the final decision from the Supreme Court.  As of September 30, 2008, the balance of the reserve is $222 and payments of $31 have been made during the six months ended September 30, 2008.

           The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $6,733 and the total assessment including penalties and interest through September 30, 2008 is $12,396.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $6,733 represents intrastate trade tax credit amounts which were offset against intrastate trade tax receivables. At September 30, 2008 the Company also has intrastate trade tax receivables from Parana of $9,894.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  The impairment charge is based upon the estimated fair value of the asset taking into consideration the time it will take to appeal, market interest rates and uncertainty as to the outcome.  As the impairment charge pertains to costs of procurement of raw materials, $6,204 was charged to cost of goods and services sold and $835 was capitalized into inventory during fiscal 2008 and will be charged to cost of goods and services sold as the inventory is sold.  At September 30, 2008, $306 remains in inventory.

           The Company has capitalized $6,227 into inventory as 2008 crop cost for intrastate trade tax credits generated from purchases in the State of Parana and transferred to the State of Rio Grande do Sul.  This amount will be charged to cost of goods and services as the 2008 crop inventory is sold.

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES (Continued)

Other

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.  The Company and its subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined the Company and its Spanish subsidiaries €4,415 (US$5,641).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and its Italian subsidiaries have been assessed a fine in the aggregate amount of €24,000 (US$28,800).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed the Company in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  The Company, along with its applicable subsidiaries, has appealed the decisions of the EC with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision, but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$10,656) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.  No amounts have been reserved with respect to such claim.

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

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES (Continued)

Other (Continued)

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At September 30, 2008, the Company was guarantor of an amount not to exceed $206,571 with $198,127 outstanding under these guarantees.

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

11.  DEBT ARRANGEMENTS

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

•

Added a new definition for “permitted allowance.”

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

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGEMENTS (Continued)

Senior Secured Credit Facility (Continued)

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

•

a maximum consolidated leverage ratio of not more than 5.25 to 1.00;

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

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or six months ended September 30, 2008.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315,000 of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150,000 of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the twelve months ended March 31, 2008, the Company purchased $42,285 of its $315,000 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $272,715 of the 11% Senior Notes outstanding at March 31, 2008.  Associated cash premiums paid were $1,990 and non-cash deferred financing costs of $732 were accelerated.  During the three months ended September 30, 2008, the Company purchased $8,334 of its $315,000 11% senior notes due 2012 on the open market.  All purchased securities were canceled leaving $264,381 of the 11% senior notes outstanding at September 30, 2008.  Associated cash premiums paid were $73 and non-cash deferred financing costs of $123 were accelerated.  From time to time in the future the Company may purchase more of its debt securities in the open market or through a tender process.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or six months ended September 30, 2008.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100,000 of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  During the three months ended September 30, 2008, the Company purchased $10,500 of its $100,000 12 3/4% senior subordinated notes due 2012 on the open market.  All purchased securities were canceled leaving $89,500 of the 12 3/4% senior subordinated notes outstanding at September 30, 2008.  Associated non-cash deferred financing costs of $758 were accelerated.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGEMENTS (Continued)

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of September 30, 2008, the Company had approximately $649,157 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $947,233 subject to limitations as provided for in the Credit Agreement.  Additionally, against these lines there was $30,189 available in unused letter of credit capacity with $20,075 issued but unfunded.

         The following table summarizes our debt financing as of September 30, 2008:

			September 30, 2008
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest		Repayment Schedule (4)
	2008	2008	Available	Rate		2009	2010	2011	2012	2013	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250,000
Term loan B	-	-	-			-	-	-	-	-	-
	-	-	250,000			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	272,715	264,381	-	11.0%		-	-	-	-	264,381	-
8 ½% senior notes due 2012	149,390	149,453	-	8.5%		(66)	(142)	(155)	(169)	149,985	-
Other (1)	10,157	10,157	-			-	-	-	3,437	6,285	435
	432,262	423,991	-			(66)	(142)	(155)	3,268	420,651	435

12 ¾% senior subordinated notes due 2012	92,647	83,439	-	12.8%		(560)	(1,253)	(1,454)	(1,687)	88,393	-

Other long-term debt	58,068	49,315	33,699	9.0%	(2)	11,587	13,538	12,418	11,381	42	349

Notes payable to banks (3)	387,157	649,157	247,812	5.2%	(2)	-	-	-	-	-	-

Total debt	$ 970,134	$1,205,902	531,511			$10,961	$12,143	$10,809	$12,962	$509,086	$784

Short term	$ 387,157	$ 649,157
Long term:
Long term debt current	$ 19,004	$ 2,506
Long term debt	563,973	554,239
	$ 582,977	$ 556,745

Letters of credit	$ 22,151	$ 20,075	30,189

Total credit available			$561,700

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(2) Weighted average rate for the six months ended September 30, 2008

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31 for all years except the current year. The current fiscal year excludes repayments made through September 30, 2008.

Alliance One International, Inc. and Subsidiaries

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs, selling, administrative and general costs as well as collection of receivables.  These contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, changes in fair value are reported in income. For the three months ended September 30, 2008 and 2007, a loss of $17,936 and $206, respectively, has been recorded in cost of goods and services sold.  For the six months ended September 30, 2008 and 2007, a loss of $1,142 and income of $9,601, respectively, has been recorded in cost of goods and services sold.  For the three months ended September 30, 2008 and 2007, a loss of $9 and income of $18, respectively, has been recorded in selling, administrative and general expenses.  For the six months ended September 30, 2008 and 2007, a loss of $72 and income of $18, respectively, has been recorded in selling, administrative and general expenses.  Cash flows associated with derivatives are recorded as operating activities.

Fair Value of Derivative Financial Instruments

In accordance with SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  Derivative asset positions are recorded in Other Current Assets and derivative liability positions are recorded in Accrued Expenses and Other Current Liabilities.  Fair value estimates are based on a model utilizing observable market data.

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

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Service cost	$ 1,125	$ 700	$2,250	$1,400
Interest expense	2,284	1,947	4,568	3,894
Expected return on plan assets	(1,622)	(1,706)	(3,244)	(3,412)
Amortization of prior service cost	(71)	(36)	(143)	(72)
Actuarial loss	(84)	162	(168)	324
Net periodic pension cost	$ 1,632	$1,067	$3,263	$2,134

Alliance One International, Inc. and Subsidiaries

13.  PENSION AND POSTRETIREMENT BENEFITS (Continued)

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of September 30, 2008, contributions of $8,929 were made to pension plans for fiscal 2009.  Additional contributions to pension plans of approximately $4,009 are expected during the remainder of fiscal 2009.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. The Company has amended the U.S. plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of September 30, 2008, contributions of $490 were made to the plans for fiscal 2009.  Additional contributions of $478 to the plans are expected during the rest of fiscal 2009.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Service cost	$ 32	$ 18	$ 64	$ 36
Interest expense	205	141	411	282
Amortization of prior service cost	(405)	(405)	(811)	(810)
Actuarial loss	94	105	188	210
Net periodic pension cost	$ (74)	$(141)	$ (148)	$(282)

14.  ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the condensed consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $147,389 at September 30, 2008 and $77,439 at September 30, 2007 are presented as advances on purchases of tobacco, net in the condensed consolidated balance sheet.  The long-term portion of advances of $49,451 at September 30, 2008 and $29,946 at September 30, 2007 are included in other non-current assets in the condensed consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected.  Total allowances were $106,605 at September 30, 2008, and $57,765 at September 30, 2007, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $39,187 and $24,751 for the six months ended September 30, 2008 and 2007, respectively.  Estimated bad debt expense on current year advances are capitalized into inventory.  As of September 30, 2008 and 2007, respectively, write-downs charged against the allowance were $30,040 and $443.

          In Brazil, farmers obtain government subsidized rural credit financing which is guaranteed by the Company.  The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing by the farmer is concurrent with delivery of tobacco to the Company.  Terms of rural credit financing are such that repayment is due only after tobacco deliveries are complete.  At fiscal year end, the Company will generally have accumulated balances from farmers for repayment to the local banks for the rural credit financing.  As of September 30, 2008 and 2007, respectively, the Company had balances of $6,678 and $63,188 that were due to local banks on behalf of farmers.  These amounts are included in accounts payable in the condensed consolidated balance sheet.  As of September 30, 2008 and 2007, respectively, the Company was guarantor for Brazilian farmer loans of $143,783 and $298,995 with outstanding amounts of $135,339 and $275,185.  The fair value of guarantees for rural credit financing was $16,078 and $16,511 as of September 30, 2008 and 2007, respectively, and is recorded as a liability.

Alliance One International, Inc. and Subsidiaries

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

          The following table summarizes the Company’s accounts receivable securitization information as of September 30:

	2008	2007

Receivables outstanding in facility:
As of April 1	$ 70,862	$ 31,282
Sold	338,159	81,806
Collected	(343,620)	(81,119)
As of September 30	$ 65,401	$ 31,969

Retained interest as of September 30	$ 12,570	$ 2,198

Decreases in retained interest resulting from changes in discount rate:
10%	$ 65	$ 70
20%	$ 131	$ 140

Criteria to determine retained interest as of September 30:
Weighted average life in days	66	89
Discount rate (inclusive of 0.5% servicing fee)	5.9%	8.7%
Unused balance fee	0.25%	0.5%

Cash proceeds for the six months ended September 30:
Current purchase price	$ 239,868	$ 52,835
Deferred purchase price	110,340	22,240
Service fees	225	139
Total	$ 350,433	$ 75,214

Loss on sale of receivables:
Three months ended September 30	$ 870	$ 863
Six months ended September 30	$ 1,226	$ 1,580

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. Since April 1, 2008, the average outstanding balance of receivables sold has been $53,149 with a minimum outstanding balance of $43,845 and a maximum of $70,000.

.

Alliance One International, Inc. and Subsidiaries

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

Securitized retained interests

The fair value of securitized retained interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds and discount rates.  These assumptions are based on our historical experience, market trends and anticipated performance relative to the particular assets securitized

          Assets measured at fair value included in the Condensed Consolidated Balance Sheet as of September 30, 2008 are summarized below:

September 30, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$ -	$ 20,275	$ -	$ 20,275
Securitized retained interests	-	-	12,570	12,570
Total Assets	$ -	$ 20,275	$ 12,570	$ 32,845

Liabilities
Derivative financial instruments	$ -	$ 22,443	$ -	$ 22,443

Alliance One International, Inc. and Subsidiaries

16.  FAIR VALUE MEASUREMENTS (Continued)

          Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months and six months ended September 30, 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests	Three Months Ended September 30, 2008	Six Months Ended September 30, 2008

Beginning balance	$ 5,127	$ 15,207
Total gains or losses (realized / unrealized) included in earnings	870	1,227
Purchases, issuances, and settlements, net	6,573	(3,864)
Ending balance at September 30, 2008	$ 12,570	$ 12,570

          The amount of total losses included in earnings for the six months ended September 30, 2008 attributable to the change in unrealized losses on assets was $667 related to securitized retained interests.

          Gains and losses included in earnings are reported in Other Income (Expense).

17.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	September 30 , 2008	September 30 , 2007	March 31, 2008
Balances:
Accounts receivable	$36,288	$12,185	$ -
Accounts payable	814	-	993

	Three Months Ended September 30,		Six Months Ended September 30,
	2008	2007	2008	2007
Transactions:
Purchases	$34,583	$28,846	$62,851	$51,956

          The Company’s operating subsidiaries have entered into transactions with affiliates of Alliance One for the primary purpose of procuring inventory.

          The Company’s primary balances due to and from related parties are its deconsolidated Zimbabwe subsidiary.  As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”). ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated. Therefore, the Company does not consolidate its Zimbabwe operations, but continues to provide advances to Zimbabwe for the purchase of tobacco.

          The remaining related party balances and transactions relate to the Company’s equity basis investments in companies primarily located in Asia which purchase and process tobacco.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
               Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Supply and demand dynamics for the quarter continued to reflect the trends foreseen at the beginning of the year, as average sales prices increased from the prior year due to tighter industry wide stocks.  As anticipated, higher prices paid were partially offset by a decrease in kilos sold due to shipment delays related to an inability to procure needed containers in some countries, differences in the timing of purchasing and packing schedules and reduced crop sizes.  Customer orders and the outlook for the year are in line with expectations.  For the quarter, gross profit and gross profit as a percentage of sales were both negatively impacted by foreign currency hedging activities following significant market volatility, which outweighed underlying operating performance.

Liquidity

Our liquidity requirements are predicated upon the seasonal nature of our business, industry and country supply and demand dynamics, as well as, external economic and currency movements.  We utilize a combination of cash from operations, our committed Senior Credit Facility, sale of accounts receivable, active working capital management, advances from our well capitalized customers, and bilateral short-term credit lines throughout the world. Recent worldwide capital markets dislocation has placed pressure on availability of credit and in particular uncommitted lines. The current situation may improve or deteriorate further as a result of future global events and could place pressure on our liquidity. Currently we have access to required funding and believe that the diversified nature of our liquidity sources positions our company uniquely, but future market conditions could negatively impact our position. Our primary overnight investment accounts are with major well capitalized banks throughout the world. We do not invest cash in auction rate securities, mortgage backed money market funds, nor do we believe that we have exposure to any institutions in liquidation or receivership. Loss of principal is not anticipated nor are changes in access to our cash unless unforeseen market events occur. As of September 30, 2008, we had $645.6 million of cash and available credit comprised of $83.9 million of cash and $561.7 million in available credit inclusive of our undrawn $250.0 million senior credit facility, $33.7 million of other long term debt, $247.8 million of notes payable to banks, and $30.2 million exclusively for letters of credit.  We plan on continuing to watch financial market dynamics and modify our liquidity strategy to protect capital, preserve funding sources and minimize costs while maintaining appropriate enterprise flexibility.

Outlook

As we expected, a marketplace where global supply and demand is very tight and uncommitted inventories are below historical levels has presented many opportunities and challenges.  While decreased supply has translated to higher customer prices, it has also led to higher green costs for the tobacco.  We also have higher production costs as a result of increased fuel and other costs.  These factors, coupled with the impact of an overall weak U.S. dollar, challenge us to achieve appropriate returns and now we are facing a global financial crisis, too.  At the same time we are beginning to see some strengthening in the U.S. dollar versus some of the currencies in which we do business, including the Brazilian real. Should this trend continue, it will help mitigate future costs.  Additionally, as a result of the increasing green prices for tobacco occurring this year, we expect to see a gradual easing of the current tight supply situation going forward.  While turbulent times appear to be ahead of us, we remain confident that we are positioned to meet these challenges by focusing our attention and resources on improving future performance and enhancing our already strong customer relationships to allow us to grow with our customers. As such, we are continuing to focus on those origins that are growing in market importance, on delivering outstanding customer service and exercising expense discipline.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions)	2008	$	%	2007	2008	$	%	2007
Sales and other operating revenues	$597.1	$ 10.5	1.8	$586.6	$1,056.3	$ 8.0	0.8	$1,048.3
Gross profit	80.4	(3.4)	(4.1)	83.8	157.1	1.5	1.0	155.6
Selling, administrative and general expenses	40.0	3.5	9.6	36.5	78.2	2.2	2.9	76.0
Other income (expense)	(0.8)	(3.0)		2.2	1.4	(2.8)		4.2
Restructuring and asset impairment charges	-	(9.3)		9.3	0.5	(9.2)		9.7
Debt retirement expense	1.0	(0.3)		1.3	1.0	(2.2)		3.2
Interest expense	26.4	1.2		25.2	50.8	0.8		50.0
Interest income	0.7	(1.4)		2.1	1.6	(2.7)		4.3
Income tax expense (benefit)	(6.4)	(11.5)		5.1	(4.6)	(13.0)		8.4
Equity in net income of investee companies	1.1	0.8		0.3	1.1	0.8		0.3
Minority interests	0.1	0.1		-	0.2	0.2		-
Income (loss) from discontinued operations	-	(0.4)		0.4	0.5	0.1		0.4
Net income	$ 20.4*	$ 8.9		$ 11.5*	$ 35.7*	$ 18.3*		$ 17.4*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions, except per kilo amounts)	2008	$	%	2007	2008	$	%	2007
Tobacco sales and other operating revenues:
Sales and other operating revenues	$589.3	$ 8.6	1.5	$580.7	$1,038.9	$ 1.6	0.2	$1,037.3
Kilos	142.6	(28.9)	(16.9)	171.5	249.3	(57.3)	(18.7)	306.6
Average price per kilo	$ 4.13	$ 0.74	21.8	$ 3.39	$ 4.17	$ 0.79	23.4	$ 3.38

Processing and other revenues	$ 7.8	$ 1.9	32.2	$ 5.9	$ 17.4	$ 6.4	58.2	$ 11.0
Total sales and other operating revenues	$597.1	$ 10.5	1.8	$586.6	$1,056.3	$ 8.0	0.8	$1,048.3

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Sales and other operating revenues.  The increase of 1.8% from $586.6 million in 2007 to $597.1 million in 2008 is primarily the result of a 21.8% or $0.74 per kilo increase in average sales prices substantially offset by a 16.9% or 28.9 million kilo decrease in quantities sold.

South America Region.  Tobacco sales from the South America Region operating segment decreased $28.1 million or 8.0% resulting from a decrease in volumes of 31.6 million kilos that was substantially offset by an increase of $1.18 per kilo in average sales prices.  Due to a shortage of containers and timing of purchases and packing schedules, volume decreases should be partially recovered in the next quarter as a result of the timing of shipments between second quarter and third quarter in 2008 compared to 2007.  Improved customer pricing significantly offset the impact of the reduced volumes.

Other Regions.  Tobacco sales from the Other Regions operating segment increased $36.7 million or 16.0% primarily as a result of an increase of $0.38 per kilo in average sales prices and a slight increase in volumes of 2.7 million kilos.  Volume increases in Asia were substantially offset by decreased volumes in Europe.  In Asia, the current year second quarter included shipments that had been delayed from the first quarter.  In Europe, volumes decreased as a result of shipments which were accelerated into the prior year second quarter that did not recur in the current year second quarter.  Increased average sales prices in Asia and Africa were partially offset by decreased average sales prices in Europe as a result of the change in product mix.  Average sales prices decreased slightly in the United States.  Processing and other revenues increased 32.2% or $1.9 million from $5.9 million in 2007 to $7.8 million in 2008 primarily as a result of increased processing volumes and prices in Europe and in Asia.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007 (Continued)

Gross profit as a percentage of sales.  Gross profit decreased 4.1% from $83.8 million in 2007 to $80.4 million in 2008 and gross profit as a percentage of sales decreased from 14.3% in 2007 to 13.5% in 2008.

South America Region.  Gross profit in the South America Region operating segment decreased $23.1 million primarily due to losses on derivative financial instruments and decreased volumes for the quarter which were substantially offset by increased average sales prices.  We enter into forward currency contracts to hedge cash outflows in Brazil for green tobacco purchases and processing costs.  Due to the volatility of the Brazilian real during the quarter, we recorded losses on our derivative financial instruments of $18.1 million compared to the second quarter in the prior year.  While volumes decreased 31.6 million kilos, increased sales prices limited the impact on gross profit to a net decrease of $5.0 million.

Other Regions.  The increase in gross profit of $19.7 million is primarily attributable to the Africa and Asia regions.  Gross profit in Africa increased as a result of better sales prices combined with lower period costs as a result of more throughput due to increased third party processing.  Gross profit in Asia increased as a result of delayed shipments into the second quarter and increased sales prices in Thailand as a result of lower burley volumes available.

Selling, administrative and general expenses increased 9.6% from $36.5 million in 2007 to $40.0 million in 2008.  The increase is primarily due to increased compensation costs partially offset by customer bad debt expense recorded in 2007.

Other income (expense) decreased from income of $2.2 million in 2007 to an expense of $0.8 million in 2008.  The decrease is primarily due to $3.0 million in gains on sales of fixed assets and assets held for sale in 2007 that did not occur in 2008.

Restructuring and asset impairment charges were $9.3 million in 2007 and primarily relate to $6.9 million of restructuring and asset impairment charges related to CdF which was sold subsequently on October 2, 2007.  Of these charges, $6.1 million are impairment charges relating to CdF which considers the currency translation account debit that was previously included in accumulated other comprehensive income and the valuation of assets to be received from the purchaser.  The remaining $0.8 million of CdF related charges are for employee severance.  The remaining 2007 costs of $2.4 million primarily relate to employee severance charges as we continue the execution of our merger integration plan.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $1.0 million in 2008 and $1.3 million in 2007 relates to accelerated amortization of debt issuance costs as a result of debt prepayment during the quarter.

Interest expense increased $1.2 million from $25.2 million in 2007 to $26.4 million in 2008 primarily due to higher average borrowings partially offset by lower average rates during the quarter.

Interest income decreased from $2.1 million in 2007 to $0.7 million in 2008 primarily due to lower average cash balances and lower average interest rates.

Effective tax rates were a benefit of 49.2% in 2008 and an expense of 32.0% in 2007.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2009 will be a benefit of 17.0% after absorption of discrete items.  For the three months ended September 30, 2008, we recorded a specific event adjustment benefit of $0.3 million bringing the effective tax rate estimated for the quarter from a benefit of 46.7% to 49.2%.  This specific event adjustment benefit relates primarily to additional interest on liabilities for unrecognized tax benefits and net exchange gains on income tax accounts.  During the quarter ended September 30, 2007, expense adjustments of $2.9 million, primarily related to interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts, were recorded as specific events.  The net effect of these adjustments on the tax provision was to increase the effective tax rate for the three months ended September 30, 2007 from 13.8% to 32.0%.

Income (loss) from discontinued operations.  Discontinued operations resulted in no income or loss in 2008 compared to income of $0.4 million in 2007.  The income in 2007 is primarily a result of our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007

Sales and other operating revenues.  The increase of 0.8% from $1,048.3 million in 2007 to $1,056.3 million in 2008 is primarily the result of a 23.4% or $0.79 per kilo increase in average sales prices partially offset by an 18.7% or 57.3 million kilo decrease in quantities sold.

South America Region.  Tobacco sales from the South America Region operating segment decreased $33.5 million or 5.4% resulting from a decrease in volumes of 47.7 million kilos that was substantially offset by an increase of $1.11 per kilo in average sales prices.  The volume decrease is mainly attributable to a reduction in demand and, as a result of a shortage of containers and timing of purchases and packing schedules, will only be partially recovered in the next quarter due to the timing of shipments between quarters and fiscal years.  Improved customer pricing significantly offset the impact of the reduced volumes.

Other Region.  Tobacco sales from the Other Regions operating segment increased $35.1 million or 8.4% primarily as a result of an increase of $0.52 per kilo in average sales prices which was partially offset by a decrease in volumes of 9.6 million kilos.  Average sales prices increased across all regions. Volume decreases in Europe and Africa were partially offset by increased volumes in Asia.  In Europe, volumes decreased as a result of shipments which were accelerated into the prior year second quarter as well as the exit from the Greek and Spanish tobacco markets.  In Africa, volumes decreased due to lower volumes available from the previous fiscal year to be carried over into the current fiscal year.  However, in Asia, volumes increased as a result of shipments in the current year that were delayed from the prior year and increased customer demand.  Processing and other revenues increased 58.2% or $6.4 million from $11.0 million in 2007 to $17.4 million in 2008 primarily as a result of increased processing volumes and prices in the United States, Europe and in Asia.

Gross profit as a percentage of sales.  Gross profit increased $1.5 million or 1.0% from $155.6 million in 2007 to $157.1 million in 2008 and gross profit as a percentage of sales increased slightly from 14.8% in 2007 to 14.9% in 2008.

South America Region.  Gross profit in the South America Region operating segment decreased $29.4 million primarily as a result of decreased volumes and net losses on derivative financial instruments which were partially offset by increased average sales prices.  Gross profit from sales of the 2008 crop remain negatively impacted by higher grower bad debt and other costs that result from the global shortage of tobacco volumes available.  However, increased sales prices mitigate the impact of these higher costs.  The net impact to gross profit from derivative financial instruments and exchange losses was a loss of $19.0 million compared to the prior year as a result primarily of the volatility in the Brazilian real.

Other Region.  The increase in gross profit of $30.9 million is primarily attributable to the Africa and Asia regions.  Gross profit in Africa increased as a result of better sales prices combined with lower freight costs and lower period costs as a result of more throughput due to increased third party processing.  Gross profit in Asia increased as a result of delayed shipments from the prior fiscal year into the current fiscal year and increased sales prices in Thailand as a result of the lower supply of burley volumes.  The demand for tobacco in response to lower volumes available around the world is resulting in higher green costs.  In addition, green costs and processing costs have also increased as a result of the weak U.S. dollar and high fuel costs.  However, current conditions in the market are still expected to yield sufficient price increases to offset the higher costs.

Selling, administrative and general expenses increased $2.2 million or 2.9% from $76.0 million in 2007 to $78.2 million in 2008.  The increase is primarily due to increased compensation costs substantially offset by decreased depreciation and travel expenses and customer bad debt expense recorded in 2007.

Other income (expense) decreased from $4.2 million in 2007 to $1.4 million in 2008.  The $2.8 million decrease is primarily due to a $1.6 million decrease in gains on sales of fixed assets and assets held for sale in 2007 compared to 2008 and a $1.2 million increase in losses on sale of receivables as a result of our expanded trade accounts receivable securitization agreement.  See Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Six Months Ended September 30, 2008 Compared to Six Months Ended September 30, 2007 (Continued)

Restructuring and asset impairment charges were $0.5 million in 2008 compared to $9.7 million in 2007.  The costs of $0.5 million in 2008 primarily relate to employee severance costs in connection with the closure of an operation in Germany.  The costs of $9.7 million in 2007 primarily relate to $6.9 million of restructuring and asset impairment charges related to CdF which was sold subsequently on October 2, 2007.  Of these charges, $6.1 million are impairment charges relating to CdF which considers the currency translation account debit that was previously included in accumulated other comprehensive income and the valuation of assets to be received from the purchaser.  The remaining $0.8 million of CdF related charges are for employee severance.  The remaining 2007 costs of $2.8 million primarily relate to employee severance charges as we continue the execution of our merger integration plan.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense of $1.0 million in 2008 and $3.2 million in 2007 relates to accelerated amortization of debt issuance costs as a result of debt prepayment.

Interest expense increased $0.8 million from $50.0 million in 2007 to $50.8 million in 2008 due to higher average borrowings partially offset by lower average rates.

Interest income decreased from $4.3 million in 2007 to $1.6 million in 2008 due to lower average cash balances and lower average interest rates.

Effective tax rates were a benefit of 15.5% in 2008 and an expense of 33.4% in 2007.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2009 will be a benefit of 17.0% after absorption of discrete items.  For the six months ended September 30, 2008, we recorded a specific event adjustment expense of $1.0 million bringing the effective tax rate estimated for the six months from a benefit of 18.7% to 15.5%.  This specific event adjustment expense relates to interest on liabilities for unrecognized tax benefits and net exchange gains on income tax accounts.  During the six months ended September 30, 2007, adjustments of $4.8 million, primarily related to interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts, were recorded as specific events.  The net effect of these adjustments on the tax provision was to increase the effective tax rate for the six months ended September 30, 2007 from an expense of 14.3% to 33.4%.

Income (loss) from discontinued operations.  Discontinued operations resulted in income of $0.5 million in 2008 compared to $0.4 million in 2007 as a result of our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to farmers for pre-financing tobacco crops in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. In addition, from time to time in the future, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement and indentures, as permitted therein.

         As of September 30, 2008, we have reached our seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased and processed with shipping just starting. Indonesian purchasing also began in August and we are processing and beginning to ship. Europe has completed processing and shipping will be completed in the third and fourth quarters.  North America commenced flue cured purchasing in August with processing and shipping moving into full effect, seasonally elevating its working capital requirements. The U.S. dollar has begun to appreciate as a result of the current global economic crisis and will reduce our foreign currency costs compared to prior periods, positively impacting our working capital position should recent trends stay constant or accelerate. We continue to monitor foreign currency revenue and costs and will hedge as needed on a currency by currency basis.

Working Capital

Our working capital increased from $440.2 million at March 31, 2008 to $472.9 million at September 30, 2008.  Our current ratio was 1.5 to 1 at September 30, 2008 compared to 1.6 to 1 at March 31, 2008.  The increase in working capital is primarily related to increases in inventories and advances on purchases of tobacco partially offset by increases in notes payable to banks.  These changes are attributable to the purchasing and processing of tobacco in the United States, Europe and Malawi as well as the financing of crops in South America.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2008	2007	2008
Cash and cash equivalents	$ 83.9	$ 129.2	$ 112.2
Net trade receivables	162.7	216.4	181.0
Inventories and advances on purchases of tobacco	1,029.3	686.1	801.8
Total current assets	1,444.4	1,168.5	1,191.9
Notes payable to banks	649.2	347.1	387.2
Accounts payable	75.5	147.4	157.5
Advances from customer	112.6	119.9	91.9
Total current liabilities	971.5	702.2	751.7
Current ratio	1.5 to 1	1.7 to 1	1.6 to 1
Working capital	472.9	466.3	440.2
Total long term debt	554.2	576.2	564.0
Stockholders’ equity	243.2	212.9	211.5

Net cash provided (used) by:
Operating activities	(262.9)	28.8
Investing activities	(5.3)	10.2
Financing activities	243.9	9.6

Operating Cash Flows

Net cash used by operating activities increased $291.7 million in 2008 compared to 2007.  The increase in cash used was primarily due to an increase of $234.9 million in inventories and advances to suppliers, $20.1 million in deferred items, $20.3 million in current derivative assets, $10.5 million in receivables, $8.3 million in other operating assets and liabilities and a $26.5 million decrease in payables and accrued expenses and other current liabilities.  These increases in cash used were partially offset by an increase of $27.1 million in advances from customers.

Investing Cash Flows

Net cash from investing activities was a use of cash of $5.3 million in 2008 compared to a provision of cash of $10.2 million in 2007.  The decrease in cash provided of $15.5 million is primarily attributable to decreased proceeds on sale of property and equipment and less return of capital on investments in unconsolidated affiliates.

Financing Cash Flows

Net cash provided by financing activities increased $234.3 million in 2008 compared to 2007.  This increase is primarily due to a $174.4 million net increase in short-term borrowings and $117.4 million less repayments of long term debt which is partially offset by a $55.1 million net decrease in short-term demand notes.

Debt Financing

We continue to finance our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long term debt securities and customer advances.  At September 30, 2008 we had cash of $83.9 million and total debt outstanding of $1,205.9 million comprised of $649.2 million of notes payable to banks, $49.3 million of other long term debt, $264.4 million of 11% senior notes, $149.4 million of 8.5% senior notes, $83.4 million of senior subordinated notes and $10.2 million of other legacy company senior notes.  The $262.0 million seasonal increase in notes payable to banks from March 31, 2008 to September 30, 2008 is anticipated seasonal fluctuation to account for the current purchase of U.S. tobacco and the higher cost Brazilian crop. Available credit as of September 30, 2008 was $561.7 million comprised of our $250.0 million revolver, $33.7 million of other long term debt, $247.8 million of notes payable to banks and $30.2 million of availability exclusively for letters of credit. We expect to incur $25 million of capital expenditures during fiscal year 2009 with $14.0 million anticipated through the remainder of the fiscal year. Our previously announced SAP software implementation is one of the prime drivers of capital expenditures in addition to regularly scheduled maintenance. No cash dividends were paid to stockholders during the quarter ended September 30, 2008.  We repurchased $18.8 million of our senior notes and senior subordinated notes during the quarter ended September 30, 2008.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for fiscal year 2009.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Debt Financing (Continued)

         The following table summarizes our debt financing as of September 30, 2008:

			September 30, 2008
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest		Repayment Schedule (4)
(in millions except for interest rates)	2008	2008	Available	Rate		2009	2010	2011	2012	2013	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250.0
Term loan B	-	-	-			-	-	-	-	-	-
	-	-	250.0			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	272.7	264.4	-	11.0%		-	-	-	-	264.4	-
8 ½% senior notes due 2012	149.4	149.4	-	8.5%		(.1)	(.1)	(.2)	(.2)	150.0	-
Other (1)	10.2	10.2	-			-	-	-	3.5	6.3	0.4
	432.3	424.0	-			(.1)	(.1)	(.2)	3.3	420.7	0.4

12 ¾% senior subordinated notes due 2012	92.6	83.4	-	12.8%		(.5)	(1.3)	(1.4)	(1.8)	88.4	-

Other long-term debt	58.1	49.3	33.7	9.0%	(2)	11.5	13.5	12.4	11.5	-	0.4

Notes payable to banks (3)	387.2	649.2	247.8	5.2%	(2)	-	-	-	-	-	-

Total debt	$ 970.2	$1,205.9	531.5			$10.9	$12.1	$10.8	$13.0	$509.1	$0.8

Short term	$ 387.2	$ 649.2
Long term:
Long term debt current	$ 19.0	$ 2.5
Long term debt	564.0	554.2
	$ 583.0	$ 556.7

Letters of credit	$ 22.2	$ 20.1	30.2

Total credit available			$561.7

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(2) Weighted average rate for the six months ended September 30, 2008

(3) Primarily foreign seasonal lines of credit

(4)  Debt repayment classification is based on fiscal years ended March 31 for all years except the current year.  The current fiscal year repayments have been adjusted for payments made through September 30, 2008.

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

•

Added a new definition for “permitted allowance.”

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

•

a maximum consolidated leverage ratio of not more than 5.25 to 1.00;

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

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Senior Secured Credit Facility (Continued)

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or six months ended September 30, 2008.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315.0 million of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150.0 million of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the twelve months ended March 31, 2008, the Company purchased $42.3 million of its $315.0 million 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $272.7 million of the 11% Senior Notes outstanding at March 31, 2008.  Associated cash premiums paid were $2.0 million and non-cash deferred financing costs of $0.7 million were accelerated.  During the three months ended September 30, 2008, the Company purchased $8.3 million of its $315.0 million 11% senior notes due 2012 on the open market.  All purchased securities were canceled leaving $264.4 million of the 11% senior notes outstanding at September 30, 2008.  Associated cash premiums paid were $.1 million and non-cash deferred financing costs of $.1 million were accelerated.  From time to time in the future the Company may purchase more of its debt securities in the open market or through a tender process.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or six months ended September 30, 2008.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100.0 million of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  During the three months ended September 30, 2008, the Company purchased $10.5 million of its $100.0 million 12 3/4% senior subordinated notes due 2012 on the open market.  All purchased securities were canceled leaving $89.5 million of the 12 3/4% senior subordinated notes outstanding at September 30, 2008.  Associated non-cash deferred financing costs of $.8 million were accelerated.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of September 30, 2008, the Company had approximately $649.2 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $947.2 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $30.2 million available in unused letter of credit capacity with $20.1 million issued but unfunded.

NEW ACCOUNTING PRONOUNCEMENTS

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

NEW ACCOUNTING PRONOUNCEMENTS (Continued)

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

FACTORS THAT MAY AFFECT FUTURE RESULTS:

This quarterly report on Form 10-Q includes statements that reflect projections or expectations of the future financial condition, results of operations, liabilities and business of the Company that are subject to risk and uncertainty.  We believe those statements to be “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “believe,” “anticipate,” “estimate,” “forecast,” “intend,” “should,” “could,” “would,” or “may” and similar expressions generally identify forward-looking statements.  These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, changes in forecasted tax rates, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

          We do not utilize derivatives for speculative purposes, and we do not enter into market risk sensitive instruments for trading purposes.  Other than our foreign currency hedges, derivatives are transaction specific so that a specific debt instrument, contract, or invoice determines the amount, maturity, and other specifics of the hedge.

Foreign exchange rates: Our sales are generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains (losses) in our cost of goods and services sold of $7.6 million and $(3.1) million for the three months ended September 30, 2008 and 2007, respectively.  For the six months ended September 30, 2008 and 2007, we have recognized exchange gains (losses) of $2.9 million and $(0.8) million, respectively in our cost of goods and services sold.  We have recognized exchange losses related to tax balances in our tax expense of $5.1 million and $2.7 million for the three months and six months ended September 30, 2008, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.

Alliance One International, Inc. and Subsidiaries

Item 3.    Quantitative and Qualitative Disclosures About Market Risk. (Continued)

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $3.2 million and $5.9 million for the three months and six months ended September 30, 2008, respectively.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Item 4.    Controls and Procedures

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to our failure to remedy by September 30, 2008 the material weaknesses in internal control over financial reporting that existed as of March 31, 2008 with respect to accounting for income taxes and financial reporting.

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

Accounting for Income Taxes

The design of the Company’s internal controls over financial reporting lacked effective controls over the determination and reporting of its income taxes as it relates to income tax receivable and payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel with adequate experience and expertise in the area of generally accepted accounting principles in the United States of America (“GAAP”) accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. During the second quarter of fiscal 2008, management identified certain misstatements which related to current and prior periods.  Management evaluated these errors and the correction of such errors and concluded that they were not material to the prior or current financial statements.  However, the Company has concluded that there is a material weakness related to the accounting for income taxes because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.  As of September 30, 2008, the material weakness has not been remediated.

Financial Reporting

The Company did not maintain a sufficient complement of personnel in certain operating locations with an appropriate level of technical accounting knowledge, experience, or training to communicate to corporate financial reporting management or determine proper application of GAAP to various complex financial accounting and reporting requirements, including farmer advance financing, pensions and post retirement plans and other technical accounting matters.  Management evaluated these errors and the correction of such errors and concluded that they were not material to the prior or current financial statements.  However, the Company has concluded that there is a material weakness related to the proper application of GAAP because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.  This material weakness was first identified as of March 31, 2008 and as of September 30, 2008, has not been remediated.

Alliance One International, Inc. and Subsidiaries

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

          As noted above, management identified material weaknesses related to accounting for income taxes and financial reporting at March 31, 2008.  In response to these material weaknesses, the Company has implemented (or, where noted, intends to implement) the remedial measures described below.  Notwithstanding these measures, these material weaknesses have not been remediated as of September 30, 2008.

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended September 30, 2008, the Company substantially completed the process of implementing SAP in its U.S. operations. The implementation of this phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

          Other than the remedial measures and the implementation of SAP in the Company’s U.S. operations, there were no other changes that occurred during the three months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management has developed a remediation plan to address the material weaknesses in controls described herein and is actively engaged in executing on the remediation plan.  The components of this remediation plan are intended to ensure that the key controls over the process are operating effectively and are sustainable. These components include:

Accounting for Income Taxes

Components implemented as of September 30, 2008:

•

Realigned the corporate tax function, which ensures internal tax staff members have appropriate qualifications and training in accounting for income taxes to establish a self sufficient tax department which coordinates all tax financial reporting matters and tax compliance processes; and

•

Initiated a thorough review of the design of the internal controls related to the preparation of income taxes on a quarterly basis.

Components currently being implemented:

•

Instituting and maintaining a formal program for training of internal staff members in accounting for income taxes;

•

Implementing supporting technology to help calculate the income tax provision and related balance sheet accounts; and

•

Requiring additional documentation from our worldwide financial reporting units to ensure timely identification and resolution of potential tax issues.

Financial Reporting

Components implemented as of September 30, 2008:

•

Hired a Financial Reporting Manager at the corporate level responsible for adherence to US GAAP;

•

Delivered US GAAP training at various worldwide financial reporting units to ensure timely identification and resolution of potential accounting issues;

•

Formalized requirements from the units in the form of a US GAAP checklist;

•

Ensuring adherence with existing Company financial reporting policy;

•

Improved coordination and communication within corporate functions and with the worldwide financial reporting units to ensure timely identification and resolution of potential accounting issues in accordance with GAAP;

•

Instituted and maintained a formal program for training of internal staff members in new and existing financial accounting issues; and

•

Initiated a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP and ensuring all reporting unit requirements are appropriately supported in the form of check lists and policies.

Components currently being implemented:

•

Developing an Accounting and Tax Policies and Procedures Manual to codify Company policy.

          Management continues to assign the highest priority to the remediation efforts in these areas, with the goal of remediating these material weaknesses prior to March 31, 2009.

Alliance One International, Inc. and Subsidiaries

Part II.  Other Information

Item 1.    Legal Proceedings

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.  The Company and its subsidiaries in Spain, Italy and Greece have been subject to these investigations. In respect of the investigation into practices in Spain, in 2004, the EC fined the Company and its Spanish subsidiaries €4.4 million (US$5.6 million).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and its Italian subsidiaries have been assessed a fine in the aggregate amount of €24.0 million (US$28.8 million).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  With respect to the investigation relating to Greece, the EC informed the Company in March 2005 it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices.  The Company, along with its applicable subsidiaries, has appealed the decisions of the EC with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision, but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.

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

         The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004, of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$10.7 million) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.

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

Alliance One International, Inc. and Subsidiaries

Item 1A.    Risk Factors

Risks Related to the Current Global Financial Crisis

The volatility and disruption of global credit markets and adverse changes arising from the current global financial crisis may negatively impact our ability to access financing and expose us to unexpected risks.

The current global financial and credit crisis exposes us to a variety of risks.  We fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long term debt securities and customer advances.  We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These local operating lines typically extend for a term of 180 to 270 days and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  As of September 30, 2008, we had approximately $649.2 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $947.2 million.  In light of the global credit crisis it is uncertain whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity.  To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding.  In light of the current capital and credit market disruption and volatility, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all.  In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing revolving credit line, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge.  In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels.  While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

Derivative transactions may expose us to unexpected risk and potential losses.

We are party to certain derivative transactions, such as interest rate swap contracts and foreign exchange contracts, with financial institutions to hedge against certain financial risks.  Changes in the fair value of these derivative financial instruments that are not cash flow hedges are reported in income, and accordingly could materially affect our reported income in any period.  Moreover, in the light of current economic uncertainty and potential for financial institution failures, we may be exposed to the risk that our counterparty in a derivative transaction may be unable to perform its obligations as a result of being placed in receivership or otherwise.  In the event that a counterparty to a material derivative transaction is unable to perform its obligations thereunder, we may experience material losses that could materially adversely affect our results of operations and financial condition.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Alliance One International, Inc. and Subsidiaries

Item 4.    Submission of Matters to a Vote of Security Holders

( a )	The Annual Meeting of Shareholders was held on July 31, 2008.

( b )

The following Directors were elected at the meeting:  C. Richard Green, Jr., Nigel G. Howard, Joseph L. Lanier, Jr. and William S. Sheridan as Class II Directors for a three (3) year term expiring in 2011.  In addition to those Directors elected at the meeting, the following directors remained in office after the meeting:  Robert E. Harrison, John M. Hines, Mark W. Kehaya, B. Clyde Preslar, Norman A. Scher and Martin R. Wade, III.

( c )	The following matters were voted upon at the meeting:

(1)

The election of four nominees for director (Messrs. Green, Howard, Lanier and Sheridan) to serve as Class II Directors until the expiration of their terms in 2011; or until their respective successors are elected and qualified.  Each nominee received the following votes:

	Nominee		Votes For	Votes Withheld
	C. Richard Green, Jr. (Class II)		69,641,346	7,450,204
	Nigel G. Howard (Class II)		75,107,132	1,984,419
	Joseph L. Lanier, Jr. (Class II)		75,232,100	1,859,451
	William S. Sheridan. (Class II)		75,125,146	1,966,404

(2)	Ratification of the selection of Deloitte & Touche as the Company’s independent auditors for the fiscal year ending March 31, 2009:

	Votes For	Votes Against	Abstain	Broker Non Vote
	76,992,423	53,326	45,799	2

Item 5.    Other Information

None.

Item 6. Exhibits.

10.1

Fourth Amendment to Amended and Restated Credit Agreement, dated August 4, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2008 of Alliance One International, Inc. (SEC File No. 1-3684).

10.2

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Awards (Career Shares), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alliance One International, Inc., filed August 6, 2008 (SEC File No. 1-3684).

10.3

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Career Share Units), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alliance One International, Inc., filed August 6, 2008 (SEC File No. 1-3684).

10.4

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Performance-Based Restricted Stock Units), incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Alliance One International, Inc., filed August 6, 2008 (SEC File No. 1-3684).

10.5

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Alliance One International, Inc., filed August 6, 2008 (SEC File No. 1-3684).

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: November 5, 2008	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

10.1

Fourth Amendment to Amended and Restated Credit Agreement, dated August 4, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the Lenders, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.3 to the Quarterly Report on Form 10-Q for the period ended June 30, 2008 of Alliance One International, Inc. (SEC File No. 1-3684).

10.2

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Awards (Career Shares), incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Alliance One International, Inc., filed August 6, 2008 (SEC File No. 1-3684).

10.3

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Career Share Units), incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Alliance One International, Inc., filed August 6, 2008 (SEC File No. 1-3684).

10.4

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Performance-Based Restricted Stock Units), incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Alliance One International, Inc., filed August 6, 2008 (SEC File No. 1-3684).

10.5

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Alliance One International, Inc., filed August 6, 2008 (SEC File No. 1-3684).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).