Form 10-Q
period 2008-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2009-02-17
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2008

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

As of February 3, 2009, the registrant had 88,974,000 shares outstanding of Common Stock (no par value) excluding 7,853,000 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements.

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2008 and 2007
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
(in thousands, except per share amounts)
Sales and other operating revenues	$689,974	$560,059	$1,746,231	$1,608,379
Cost of goods and services sold	570,485	485,716	1,469,633	1,378,391

Gross profit	119,489	74,343	276,598	229,988
Selling, administrative and general expenses	35,395	37,798	113,644	113,801
Other income (expense)	(982)	(166)	465	4,001
Restructuring and asset impairment costs	47	6,172	499	15,873
Operating income	83,065	30,207	162,920	104,315

Debt retirement expense	-	1,614	954	4,801
Interest expense (includes debt amortization of $1,067 and $822 for the three months and $3,300 and $2,746 for the nine months in 2008 and 2007, respectively)	24,033	22,078	74,847	72,126
Interest income	883	2,720	2,525	6,993

Income before income taxes and other items	59,915	9,235	89,644	34,381
Income tax expense (benefit)	697	(5,636)	(3,918)	2,765
Equity in net income of investee companies	398	-	1,497	294
Minority interests expense	113	147	358	153
Income from continuing operations	59,503	14,724	94,701	31,757

Income (loss) from discontinued operations, net of tax	(41)	973	423	1,377
Net income	$ 59,462	$ 15,697	$ 95,124	$ 33,134

Basic earnings per share
Net income from continuing operations	$ .67	$ .17	$ 1.08	$ .36
Income (loss) from discontinued operations	-	.01	-	.02
Net income	$ .67	$ .18	$ 1.08	$ .38

Diluted earnings per share
Net income from continuing operations	$ .67	$ .17	$ 1.07	$ .35
Income (loss) from discontinued operations	-	.01	-	.01
Net income	$ .67	$ .18	$ 1.07	$ .36

Average number of shares outstanding
Basic	88,460	88,217	88,324	88,065
Diluted	89,070	89,235	89,101	89,591

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)				December 31, 2008	December 31, 2007	March 31, 2008
ASSETS
Current assets
Cash and cash equivalents				$ 74,607	$ 158,181	$ 112,214
Trade and other receivables, net				238,822	194,493	180,997
Account receivable, related parties				21,855	812	-
Inventories
Tobacco				625,673	429,132	649,555
Other				52,619	31,095	39,267
Advances on purchases of tobacco, net				160,934	79,900	112,989
Recoverable income taxes				5,420	1,329	12,841
Current deferred taxes				28,833	34,246	20,836
Prepaid expenses				51,110	53,322	50,668
Assets held for sale				4,149	25,928	4,885
Current derivative asset				43,502	-	-
Other current assets				6,396	5,296	7,382
Assets of discontinued operations				-	4,210	236
Total current assets				1,313,920	1,017,944	1,191,870
Other assets
Investments in unconsolidated affiliates				21,694	20,047	21,582
Goodwill and intangible assets				42,906	32,143	37,999
Deferred tax assets				97,135	76,357	96,110
Other deferred charges				9,235	12,384	11,417
Other noncurrent assets				103,172	123,111	135,610
				274,142	264,042	302,718

Property, plant and equipment				206,469	219,685	218,277
				$1,794,531	$1,501,671	$1,712,865
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 488,776	$ 251,356	$ 387,157
Accounts payable				76,738	114,751	157,478
Due to related parties				2,392	-	993
Advances from customers				78,236	110,570	91,919
Accrued expenses and other current liabilities				92,379	52,757	88,503
Current derivative liability				48,800	-	-
Income taxes				9,166	10,935	6,522
Long-term debt current				16,982	18,103	19,004
Liabilities of discontinued operations				26	84	81
Total current liabilities				813,495	558,556	751,657
Long-term debt				530,651	549,477	563,973
Deferred taxes				9,622	10,307	10,527
Liability for unrecognized tax benefits				46,743	51,426	53,370
Pension, postretirement and other long-term liabilities				90,156	95,586	118,248
				677,172	706,796	746,118

Minority interest in subsidiaries				3,621	3,407	3,623

Commitments and contingencies				-	-	-

Stockholders’ equity	Dec. 31, 2008	Dec. 31, 2007	March 31, 2008
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,814	96,835	96,750	465,426	462,365	462,798
Retained deficit				(165,844)	(242,122)	(258,395)
Accumulated other comprehensive income				661	12,669	7,064
				300,243	232,912	211,467
				$1,794,531	$1,501,671	$1,712,865
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2008 and 2007 (Unaudited)

(in thousands)	December 31, 2008	December 31, 2007

Operating activities
Net income	$ 95,124	$ 33,134
Adjustments to reconcile net income to net cash provided (used) by operating activities
Net income from discontinued operations	(423)	(1,377)
Decrease (increase) in receivable	(88,968)	18,877
Decrease (increase) in inventories and advances to suppliers	(20,345)	172,945
Decrease in payables and accrued expenses and other current liabilities	(65,118)	(90,635)
Decrease in advances from customers	(13,323)	(16,276)
Increase in current derivative asset	(30,872)	-
Increase in current derivative liability	48,800	-
Depreciation and amortization	21,979	26,457
Debt amortization/interest	3,587	6,341
Restructuring and asset impairment charges	(109)	12,413
Deferred items	(34,769)	(11,055)
Stock-based compensation	2,869	1,827
Changes in other operating assets and liabilities	(9,015)	5,774
Net cash provided (used) by operating activities of continuing operations	(90,583)	158,425
Net cash provided (used) by operating activities of discontinued operations	604	(2,327)
Net cash provided (used) by operating activities	(89,979)	156,098

Investing activities
Purchases of property and equipment and internally developed software costs	(16,461)	(13,871)
Proceeds on sale of property and equipment	4,286	8,671
Purchases of foreign currency derivatives	(14,397)	-
Refinancing of Brazilian farmers	(8,448)	-
Cash received in disposition of business	-	15,033
Return of capital on investments in unconsolidated affiliates	5,830	9,520
Changes in other assets	(42)	3,797
Net cash provided (used) by investing activities of continuing operations	(29,232)	23,150
Net cash provided by investing activities of discontinued operations	-	27
Net cash provided (used) by investing activities	(29,232)	23,177

Financing activities
Repayment of short-term demand notes	(64,079)	-
Proceeds from short-term demand notes	9,014	-
Net change in short-term borrowings	185,955	64,551
Proceeds from long-term borrowings	-	13,994
Repayment of long-term borrowings	(38,596)	(180,128)
Debt issuance/retirement cost	(969)	(1,793)
Proceeds from sale of stock	348	1,631
Net cash provided (used) by financing activities of continuing operations	91,673	(101,745)
Net cash provided by financing activities of discontinued operations	-	-
Net cash provided (used) by financing activities	91,673	(101,745)

Effect of exchange rate changes on cash	(10,069)	393

Increase (decrease) in cash and cash equivalents	(37,607)	77,923
Cash and cash equivalents at beginning of period	112,214	80,258

Cash and cash equivalents at end of period	$ 74,607	$ 158,181

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

Reclassifications

Related party receivables and payables, presented on a net basis in trade and other receivables or accounts payable in the Company’s previous filings, are now presented as related party receivables and payables to more appropriately reflect the nature of these amounts. Certain prior period amounts included in the condensed consolidated balance sheet have been reclassified to conform to the current period’s presentation. At December 31, 2007, the Company reported $195,305 of trade and other receivables of which $812 was reclassified to Accounts Receivable, Related Parties. At March 31, 2008, the Company reported $158,471 of accounts payable of which $993 was reclassified to Due to Related Parties.

          Current deferred and recoverable income taxes, presented on a net basis in the Company’s previous filings, are now presented separately as Current Deferred Taxes and Recoverable Income Taxes to more appropriately reflect the nature of these amounts. Certain prior period amounts included in the condensed consolidated balance sheet have been reclassified to conform to the current period’s presentation. At December 31, 2007, the Company reported $35,575 of Current Deferred and Recoverable Income Taxes, which was reclassified as $34,246 of Current Deferred Taxes and $1,329 of Recoverable Income Taxes.  At March 31, 2008, the Company reported $33,677 of Current Deferred Taxes and Recoverable Income Taxes, which was reclassified as $20,836 of Current Deferred Taxes and $12,841 of Recoverable Income Taxes.

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

          In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to report individual financial instruments and certain other items at fair value with changes in value reported in operations. Once made, this election is irrevocable for those items.  The Company adopted this new accounting standard on April 1, 2008 and it did not have an impact on its financial condition and results of operations.

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

Accounting Pronouncements (Continued)

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

          In September 2008, the FASB issued FSP FAS 133-1 and FIN 45-4, Disclosures about Credit Derivatives and Certain Guarantees: An Amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161 (“FSP”). The FSP amends FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures by sellers of credit derivatives, including credit derivatives embedded in a hybrid instrument. The FSP also amends FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others, to require an additional disclosure about the current status of the payment/performance risk of a guarantee. Further, the FSP clarifies the FASB’s intent about the effective date of FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The Company adopted the FSP during the quarter ended December 31, 2008 with no material impact to the Company’s financial condition or results of operations.

          In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP”).  This FSP amends FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is prepared. The disclosures about plan assets required by this FSP are required for Alliance One in its fiscal year ending March 31, 2010.  The Company is evaluating the impact of this FSP on its financial condition and results of operations.

          In December 2008, the FASB issued FSP FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities about Transfers of Financial Assets and Interests in Variable Interest Entities (“FSP”). The FSP amends FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to require public entities to provide additional disclosures about transfers of financial assets. It also amends FASB Interpretation No. 46R, Consolidation of Variable Interest Entities, to require public enterprises, including sponsors that have a variable interest in a variable interest entity, to provide disclosures about their involvement with variable interest entities. Additionally, this FSP requires certain disclosures to be provided by a public enterprise that is (a) a sponsor of a qualifying special purpose entity (SPE) that holds a variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE and (b) a servicer of a qualifying SPE that holds a significant variable interest in the qualifying SPE but was not the transferor (nontransferor) of financial assets to the qualifying SPE. The Company adopted this new accounting guidance during the quarter ended December 31, 2008 with no material impact to the Company’s financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting Pronouncements (Continued)

          In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP”).  The FSP amends the impairment guidance in EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets,” to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  The FSP was effective for interim periods ending after December 15, 2008.  The Company adopted the FSP during the quarter ended December 31, 2008 with no material impact to the Company’s financial condition or results of operations.

Supplemental Cash Flow Information

Non-cash investing and financing activities are excluded from the condensed consolidated statement of cash flows. During fiscal 2009, non-cash investing activities included $17,184 related to the net settlement of foreign currency derivatives.  There were no non-cash investing activities during fiscal 2008.

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

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $3,458 and $2,665 for the three months ended December 31, 2008 and 2007, respectively, and $29,394 and $16,659 for the nine months ended December 31, 2008 and 2007, respectively.

2.  INCOME TAXES

FIN 48

As of December 31, 2008, the Company’s unrecognized tax benefits totaled $15,642, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2008, accrued interest and penalties totaled $20,763 and $10,338, respectively.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit for the amount of $4,119, the Company does not foresee any reasonably possible significant changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law and interpretation of the law.

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

Alliance One International, Inc. and Subsidiaries

2.  INCOME TAXES (Continued)

Provision for the Nine Months Ended December 31, 2008

The effective tax rate used for the nine months ended December 31, 2008 was a benefit of 4.4% compared to an expense of 8.0% for the nine months ended December 31, 2007.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company forecasts the tax rate for the year ended March 31, 2009 will be a benefit of 4.2% after absorption of discrete items.

         For the nine months ended December 31, 2008, the company recorded a specific event adjustment expense of $1,921 bringing the effective tax rate estimated for the nine months from a benefit of 6.5% to 4.4%.  This specific event adjustment expense relates primarily to additional income tax and interest related to liabilities for unrecognized tax benefits and net exchange losses on income tax accounts.  For the nine months ended December 31, 2007, the company recorded a specific event adjustment benefit of $2,219 bringing the effective tax rate estimated for the nine months of 14.5% to 8.0%.  This specific event adjustment benefit relates primarily to reversal of FIN48 liability for the favorable resolution of our appeal in the German tax case concerning the sale of Florimex, interest on liabilities for unrecognized tax benefits and exchange losses on income tax accounts.  The significant difference in the estimated effective tax rate for the nine months ended December 31, 2008 from the statutory rate is primarily due to benefits related to exchange effects and amortization and foreign tax rates lower than the statutory rate.  During the nine months ended December 31, 2008, the Company recorded a net benefit of $6,628, consisting of exchange gains and additional income tax and interest related to liabilities for unrecognized tax benefits.

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company continues to execute the merger integration plan which began in fiscal 2006 and is expected to continue throughout fiscal 2009.  In addition, the Company records other restructuring and impairment charges as they occur in the normal course of business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months and nine months ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Restructuring and Asset Impairment Charges
Employee separation and other cash charges:
Beginning balance	$ 379	$ 2,038	$ 2,360	$ 2,747
Period charges:
Severance charges	(3)	3,450	523	5,478
Spain operation sale	-	13	-	13
CdF operation sale	-	74	-	74
Other cash charges	50	-	(24)	163
Total period charges	47	3,537	499	5,728
Payments through December 31	(330)	(2,719)	(2,763)	(5,619)
Ending balance December 31	$ 96	$ 2,856	$ 96	$ 2,856

Assets impairments and other non-cash charges:
SFAS No. 144 assets impairment – tobacco operations:
Greece machinery and equipment impairment	$ -	$ 61	$ -	$ 1,035
CdF operation sale	-	-	-	6,127
Turkey impairment	-	2,625	-	2,625
Other non-cash charges (recoveries)	-	(51)	-	358
Deconsolidated Zimbabwe cost investment	-	-	-	-

Total asset impairments and other non-cash charges	$ -	$ 2,635	$ -	$10,145

Total restructuring and asset impairment charges for the period	$ 47	$ 6,172	$ 499	$15,873

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months and nine months ended December 31, 2008 and 2007:

Alliance One International, Inc. and Subsidiaries

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Separation and Other Cash Charges	2008	2007	2008	2007

Beginning balance:	$ 379	$ 2,038	$ 2,360	$ 2,747
South America	-	240	134	30
Other regions	379	1,798	2,226	2,717
Period charges:	$ 47	$ 3,537	$ 499	$ 5,728
South America	-	148	47	1,326
Other regions	47	3,389	452	4,402
Payments through December 31:	$(330)	$(2,719)	$(2,763)	$ (5,619)
South America	-	(148)	(181)	(1,116)
Other regions	(330)	(2,571)	(2,582)	(4,503)
Ending balance December 31:	$ 96	$ 2,856	$ 96	$ 2,856
South America	-	240	-	240
Other regions	96	2,616	96	2,616

         All asset impairment charges were related to the Other Regions segment during the three months and nine months ended December 31, 2008 and 2007.

CdF – Sale of Dark Air-Cured Operations

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

Greece – Asset Impairment

As a result of the pending full closure of Greek operations, the Company tested the long-lived assets for impairment and recorded asset impairment charges of $61 and $1,035 related to machinery and equipment during the three months and nine months ended December 31, 2007, respectively.

Turkey – Asset Impairment

As a result of significant reductions in future Turkish flue cured and burley tobacco volumes from customer information received in the current quarter, the Company tested certain related long-lived assets for impairment and recorded impairment charges of $2,625 in the quarter ended December 31, 2007, which is net of an expected customer exit fee of $1,700.

Assets Held for Sale

As of December 31, 2008, assets of $4,149 were actively marketed and classified in the Company’s balance sheet as assets held for sale.  The Company evaluated the criteria of SFAS No. 144 and concluded that these assets qualify as assets held for sale.  The assets are primarily production and administrative facilities in Brazil, Malawi and Greece that had become redundant.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and nine months ended December 31, 2008 and 2007.

Alliance One International, Inc. and Subsidiaries

4.  GOODWILL AND INTANGIBLES (Continued)

          Goodwill and Intangible Asset Rollforward:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2008	-	17	-	5
March 31, 2007 balance:
Gross carrying amount	$ 4,186	$33,700	$11,146	$ -	$ 49,032
Accumulated amortization	-	(3,159)	(10,764)	-	(13,923)
Net March 31, 2007	4,186	30,541	382	-	35,109
Amortization expense and purchase accounting tax adjustments	(1,392)	(421)	(217)	-	(2,030)
Net June 30, 2007	2,794	30,120	165	-	33,079
Amortization expense	-	(422)	(42)	-	(464)
Net September 30, 2007	2,794	29,698	123	-	32,615
Amortization expense	-	(421)	(51)	-	(472)
Net December 31, 2007	2,794	29,277	72	-	32,143
Additions	-	-	-	6,330	6,330
Amortization expense	-	(421)	(53)	-	(474)
Net March 31, 2008	2,794	28,856	19	6,330	37,999
Additions	-	-	-	3,624	3,624
Amortization expense	-	(422)	(19)	-	(441)
Net June 30, 2008	2,794	28,434	-	9,954	41,182
Additions	-	-	-	3,093	3,093
Amortization expense	-	(421)	-	(340)	(761)
Net September 30, 2008	2,794	28,013	-	12,707	43,514
Additions	-	-	-	416	416
Amortization expense	-	(421)	-	(603)	(1,024)
Net December 31, 2008	$ 2,794	$27,592	$ -	$12,520	$ 42,906

          Estimated Intangible Asset Amortization Expense:

	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible *	Total
For year ended 2009	$ 1,685	$ 19	$ 1,603	$ 3,307
For year ended 2010	1,685	-	2,637	4,322
For year ended 2011	1,685	-	2,637	4,322
For year ended 2012	1,685	-	2,637	4,322
For year ended 2013	1,685	-	2,637	4,322
Later years	20,431	-	1,312	21,743
	$ 28,856	$ 19	$ 13,463	$ 42,338

*  Estimated amortization expense for the internally developed software intangible is based on costs accumulated as of December 31, 2008.  These estimates will change as new costs are incurred and until the software is placed into service in all regions.

Alliance One International, Inc. and Subsidiaries

5.  DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

Summary of Results of Operations

Discontinued Operations, Other Regions Segment

Three Months Ended December 31, 2008	Italy	Mozambique	Wool	Total
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ -	$ (8)	$ (33)	$ (41)
Income tax (benefit)	-	-	-	-
Loss from discontinued operations, net of tax	$ -	$ (8)	$ (33)	$ (41)

Three Months Ended December 31, 2007
Sales and other revenues	$ -	$ 84	$ -	$ 84

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 731	$ 139	$ -	$ 870
Income tax (benefit)	(81)	(22)	-	(103)
Income from discontinued operations, net of tax	$ 812	$ 161	$ -	$ 973

Nine Months Ended December 31, 2008
Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ -	$ 87	$ 336	$ 423
Income tax expense (benefit)	-	-	-	-
Income from discontinued operations, net of tax	$ -	$ 87	$ 336	$ 423

Nine Months Ended December 31, 2007
Sales and other revenues	$ 5,710	$ 1,429	$ -	$ 7,139

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 1,059	$ 320	$ -	$ 1,379
Income tax expense (benefit)	13	(11)	-	2
Income from discontinued operations, net of tax	$ 1,046	$ 331	$ -	$ 1,377

Alliance One International, Inc. and Subsidiaries

5.  DISCONTINUED OPERATIONS (Continued)

Summary of Assets and Liabilities

Discontinued Operations, Other Regions Segment *

December 31, 2008	Mozambique	Wool	Total
Liabilities of discontinued operations:
Accrued expenses	$ 26	$ -	$ 26
Total liabilities of discontinued operations	$ 26	$ -	$ 26

December 31, 2007
Assets of discontinued operations:
Trade receivables, net of allowances	$ 136	$ -	$ 136
Inventory and advances	175	-	175
Net property, plant and equipment and other assets	-	3,899	3,899
Total assets of discontinued operations	$ 311	$ 3,899	$ 4,210

Liabilities of discontinued operations:
Accounts payable	$ 34	$ -	$ 34
Advances from customers and accrued expenses	50	-	50
Total liabilities of discontinued operations	$ 84	$ -	$ 84

March 31, 2008
Assets of discontinued operations:
Trade receivables , net of allowances	$ 61	$ -	$ 61
Inventory	175	-	175
Total assets of discontinued operations	$ 236	$ -	$ 236

Liabilities of discontinued operations:
Accounts payable	$ 31	$ -	$ 31
Accrued expenses	50	-	50
Total liabilities of discontinued operations	$ 81	$ -	$ 81

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

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop due to its determination that it was not in the Company’s economic interest to remain in Mozambique after losing a concession for the 2007 crop year.  As of December 31, 2008, the Company has sold all assets associated with its discontinued Mozambique operations.

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

Alliance One International, Inc. and Subsidiaries

6.  SEGMENT INFORMATION (Continued)

          The following table presents the summary segment information for the three and nine months ended December 31, 2008 and 2007:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Sales and other operating revenues:
South America	$ 189,707	$ 155,468	$ 774,076	$ 773,482
Other regions	500,267	404,591	972,155	834,897
Total revenue	$ 689,974	$ 560,059	$ 1,746,231	$ 1,608,379

Operating income:
South America	$ 25,018	$ 2,997	$ 72,880	$ 73,191
Other regions	58,047	27,210	90,040	31,124
Total operating income	83,065	30,207	162,920	104,315
Debt retirement expense	-	1,614	954	4,801
Interest expense	24,033	22,078	74,847	72,126
Interest income	883	2,720	2,525	6,993
Income before income taxes and
other items	$ 59,915	$ 9,235	$ 89,644	$ 34,381

Analysis of Segment Assets	December 31, 2008	December 31, 2007	March 31, 2008
Segment assets:
South America	$ 887,046	$ 631,052	$ 844,053
Other regions	907,485	870,619	868,812
Total assets	$1,794,531	$1,501,671	$1,712,865

7.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly-owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at December 31, 2008 and 2007.  This subsidiary does not receive dividends on these shares and has waived the right to vote.

          For the three months ended December 31, 2008 and 2007, the weighted average number of shares outstanding was increased by a total of 610 shares and 1,018 shares, respectively, of common stock equivalents for employee stock options and restricted stock units, and restricted shares outstanding for the computation of diluted earnings per share.  For the nine months ended December 31, 2008 and 2007, the weighted average number of shares outstanding was increased by a total of 777 shares and 1,526 shares, respectively, of common stock equivalents for employee stock options and restricted stock units, and restricted shares outstanding for the computation of diluted earnings per share.  Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 1,818 at a weighted average exercise price of $6.97 per share at December 31, 2008 and 2,251 at a weighted average exercise price of $7.21 per share at December 31, 2007.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2008	2007	2008	2007
Net income	$ 59,462	$ 15,697	$95,124	$33,134
Equity currency conversion adjustment	(3,312)	3,707	(6,403)	5,152
Total comprehensive income	$ 56,150	$ 19,404	$88,721	$38,286

Alliance One International, Inc. and Subsidiaries

9.  STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $784 and $614 for the three months ended December 31, 2008 and 2007, respectively and $2,656 and $1,827 for the nine months ended December 31, 2008 and 2007, respectively.

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

          During the nine months ended December 31, 2008 and 2007, respectively, the Company made the following stock-based compensation awards:

	December 31
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

          Assumptions used to determine the fair value of SARs as of December 31 included the following:

	2008	2007
Stock Price	$2.94	$4.07
Exercise Price	$6.45	$6.62
Expected Life in Years	.9	1.5
Annualized Volatility	65%	40%
Annual Dividend Rate	0%	0%
Discount Rate	.32%	3.08%

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

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  The Company has appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance and is awaiting the final decision from the Supreme Court.  As of December 31, 2008, the balance of the reserve is $217 and payments of $31 have been made during the nine months ended December 31, 2008.

           The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $5,638 and the total assessment including penalties and interest through December 31, 2008 is $10,678.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $5,638 represents intrastate trade tax credit amounts which were offset against intrastate trade tax receivables. At December 31, 2008, the Company also has intrastate trade tax receivables from Parana of $8,284.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  The impairment charge is based upon the estimated fair value of the asset taking into consideration the time it will take to appeal, market interest rates and uncertainty as to the outcome.  As the impairment charge pertains to costs of procurement of raw materials, $6,204 was charged to cost of goods and services sold and $835 was capitalized into inventory during fiscal 2008 and will be charged to cost of goods and services sold as the inventory is sold.  At December 31, 2008, $58 remains in inventory.

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

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$10,398) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.  No amounts have been reserved with respect to such claim.

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

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES (Continued)

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

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At December 31, 2008, the Company was guarantor of an amount not to exceed $171,517 with $165,092 outstanding under these guarantees.

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

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGMENTS (Continued)

Senior Secured Credit Facility (Continued)

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

•

a maximum consolidated leverage ratio of not more than 5.0 to 1.00;

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

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or nine months ended December 31, 2008.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGMENTS (Continued)

Senior Notes

On May 13, 2005, the Company issued $315,000 of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150,000 of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the twelve months ended March 31, 2008, the Company purchased $42,285 of its $315,000 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $272,715 of the 11% Senior Notes outstanding at March 31, 2008.  Associated cash premiums paid were $1,990 and non-cash deferred financing costs of $732 were accelerated.  During the three months ended September 30, 2008, the Company purchased $8,334 of its $315,000 11% senior notes due 2012 on the open market.  All purchased securities were canceled leaving $264,381 of the 11% senior notes outstanding at September 30, 2008.  Associated cash premiums paid were $73 and non-cash deferred financing costs of $123 were accelerated.  From time to time in the future the Company may purchase more of its debt securities in the open market or through a tender process.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or nine months ended December 31, 2008.

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

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2008, the Company had approximately $486,776 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $806,673 subject to limitations as provided for in the Credit Agreement.  Additionally, against these lines there was $41,599 available in unused letter of credit capacity with $8,645 issued but unfunded.

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGMENTS (Continued)

         The following table summarizes our debt financing as of December 31, 2008:

			December 31, 2008
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest		Repayment Schedule (4)
	2008	2008	Available	Rate		2009	2010	2011	2012	2013	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250,000
Term loan B	-	-	-			-	-	-	-	-	-
	-	-	250,000			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	272,715	264,381	-	11.0%		-	-	-	-	264,381	-
8 ½% senior notes due 2012	149,390	149,486	-	8.5%		(33)	(142)	(155)	(169)	149,985	-
Other (1)	10,157	10,157	-			-	-	-	3,437	6,285	435
	432,262	424,024	-			(33)	(142)	(155)	3,268	420,651	435

12 ¾% senior subordinated notes due 2012	92,647	83,714	-	12.8%		(285)	(1,253)	(1,454)	(1,687)	88,393	-

Other long-term debt	58,068	39,895	30,104	7.5%	(2)	2,167	13,538	12,418	11,381	42	349

Notes payable to banks (3)	387,157	488,776	269,653	5.1%	(2)	-	-	-	-	-	-

Total debt	$ 970,134	$1,036,409	549,757			$ 1,849	$12,143	$10,809	$12,962	$509,086	$784

Short term	$ 387,157	$ 488,776
Long term:
Long term debt current	$ 19,004	$ 16,982
Long term debt	563,973	530,651
	$ 582,977	$ 547,633

Letters of credit	$ 22,151	$ 8,645	41,599

Total credit available			$591,356

(1) Balances and maturities as follows: $ 3,437 9 5/8% Senior Notes due 2011 435 7 3/4% Senior Notes due 2013 6,285 8% Senior Notes due 2012 $10,157

(2) Weighted average rate for the nine months ended December 31, 2008

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31 for all years except the current year. The current fiscal year excludes repayments made through December 31, 2008.

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs, selling, administrative and general costs as well as collection of receivables.  These contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, changes in fair value are reported in income. For the three months ended December 31, 2008 and 2007, a loss of $1,330 and $1,183, respectively, has been recorded in cost of goods and services sold.  For the nine months ended December 31, 2008 and 2007, a loss of $2,472 and income of $8,419, respectively, has been recorded in cost of goods and services sold.  For the three months ended December 31, 2008 and 2007, income of $15 and a loss of $43, respectively, has been recorded in selling, administrative and general expenses.  For the nine months ended December 31, 2008 and 2007, a loss of $57 and $25, respectively, has been recorded in selling, administrative and general expenses.  Cash flows associated with derivatives are recorded as operating activities unless there is an other-than-insignificant financing element at inception.

Fair Value of Derivative Financial Instruments

In accordance with SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts, at fair value regardless of the purpose or intent for holding the instrument.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in stockholders’ equity as a component of comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  Derivative asset positions are recorded in Current Derivative Asset and derivative liability positions are recorded in Current Derivative Liability.  Fair value estimates are based on a model utilizing observable market data.

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

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Service cost	$ 1,125	$ 700	$ 3,375	$ 2,099
Interest expense	2,284	1,947	6,852	5,841
Expected return on plan assets	(1,622)	(1,706)	(4,866)	(5,117)
Amortization of prior service cost	(71)	(36)	(214)	(108)
Effect of settlement/curtailment costs	-	-	-	-
Actuarial (gain) loss	(84)	162	(251)	487
Net periodic pension cost	$ 1,632	$ 1,067	$ 4,896	$ 3,202

Alliance One International, Inc. and Subsidiaries

13.  PENSION AND POSTRETIREMENT BENEFITS (Continued)

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of December 31, 2008, contributions of $11,550 were made to pension plans for fiscal 2009.  Additional contributions to pension plans of approximately $1,400 are expected during the remainder of fiscal 2009.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired U.S. employees, and their eligible dependents, who meet specified age and service requirements. The Company has amended the plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of December 31, 2008, contributions of $737 were made to the plan for fiscal 2009.  Additional contributions of $231 to the plan are expected during the rest of fiscal 2009.  The Company retains the right, subject to existing agreements, to modify or eliminate the medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Service cost	$ 32	$ 18	$ 97	$ 55
Interest expense	205	141	616	423
Expected return on plan assets	-	-	-	-
Amortization of prior service cost	(405)	(405)	(1,217)	(1,217)
Actuarial loss	94	105	282	316
Net periodic pension cost	$ (74)	$(141)	$ (222)	$ (423)

14.  ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the condensed consolidated balance sheet. Primarily in Brazil and certain African countries, the Company has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $160,934 at December 31, 2008 and $79,900 at December 31, 2007 are presented as advances on purchases of tobacco, net in the condensed consolidated balance sheet.  The long-term portion of advances of $49,905 at December 31, 2008 and $45,800 at December 31, 2007 are included in other non-current assets in the condensed consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected.  Total allowances were $105,732 at December 31, 2008, and $60,780 at December 31, 2007, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $31,505 and $22,229 for the nine months ended December 31, 2008 and 2007, respectively.  Estimated bad debt expense on current year advances are capitalized into inventory.  As of December 31, 2008 and 2007, respectively, write-downs charged against the allowance were $26,339 and $11,417.

          In Brazil, some farmers obtain government subsidized rural credit financing which is guaranteed by the Company.  The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing by the farmer is concurrent with delivery of tobacco to the Company.  Terms of rural credit financing are such that repayment is due only after all tobacco deliveries are complete.  The Company will generally have accumulated balances from farmers for repayment to the local banks for the rural credit financing.  As of December 31, 2008 and 2007, respectively, the Company had balances of $5,409 and $59,182 that were due to local banks on behalf of farmers.  These amounts are included in accounts payable in the condensed consolidated balance sheet.  As of December 31, 2008 and 2007, respectively, the Company was guarantor for Brazilian farmer loans of $118,003 and $285,642 with outstanding amounts of $111,578 and $280,267.  The fair value of guarantees for rural credit financing was $12,970 and $16,816 as of December 31, 2008 and 2007, respectively.

Alliance One International, Inc. and Subsidiaries

14.  ADVANCES ON PURCHASES OF TOBACCO (Continued)

          In Malawi, this facility was offered on crop input advances to smallholder farmers for the first time.  The Company was guarantor for loans of $4,639 and the fair value of the Malawi guarantees is $278 as of December 31, 2008.

          In Argentina, the Company was guarantor for farmer cooperative loans of $27,400.  The fair value of the Argentine guarantees was $932 as of December 31, 2008.

          The fair value of all guarantees is recorded in accrued expenses and other current liabilities.

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

          Proceeds from the sale of accounts receivable consist of 90% of the face value in cash, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer.  Upon sale, the Company reduces accounts receivable by the carrying value of the receivables sold.  The fair value of the retained interest in the receivables is calculated by applying the commercial paper rate and the servicing rate to the unsold balance of the receivables.  The resulting fair value of the retained interest is recorded in accounts receivable.  The Company receives a 0.5% per annum servicing fee on receivables sold and outstanding.  This fee is compensatory and no servicing asset or liability has resulted from the sale.  Servicing fees earned are recorded as a reduction of selling, administrative and general expenses.  The receivables sold are non-interest bearing.  This in conjunction with the short life of the receivables sold and outstanding causes the effects of any prepayments on the value of assets recorded to be inconsequential. Losses on sale of receivables are recorded as a component of other income (expense) in the statement of operations.

          Receivables sold to the LLC are insured against loss.  The Company provides no guarantee as to the value of the sold receivables and its retained interest in any receivable may also be recovered under the terms of the insurance.

          The following table summarizes the Company’s accounts receivable securitization information as of December 31:

	2008	2007
Receivables outstanding in facility:
As of April 1	$ 70,862	$ 31,282
Sold	518,853	144,985
Collected	(493,390)	(132,391)
As of December 31	$ 96,325	$ 43,876

Retained interest as of December 31	$ 14,649	$ 5,595

Decreases in retained interest resulting from changes in discount rate:
10%	$ 107	$ 59
20%	$ 214	$ 118

Criteria to determine retained interest as of December 31:
Weighted average life in days	76	54
Discount rate (inclusive of 0.5% servicing fee)	5.6%	9.4%
Unused balance fee	0.25%	0.5%

Cash proceeds for the nine months ended December 31:
Current purchase price	$ 341,751	$ 71,583
Deferred purchase price	190,682	41,816
Service fees	357	218
Total	$ 532,790	$ 113,617

Loss on sale of receivables:
Three months ended December 31	$ 1,393	$ 591
Nine months ended December 31	$ 2,620	$ 2,172

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. The amount currently reinvested is $81,676 which consists of the current receivables sold balance less interests retained by the Company.  Since April 1, 2008, the average outstanding balance of receivables sold has been $58,469 with a minimum outstanding balance of $43,845 and a maximum of $81,676.

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

          Assets measured at fair value included in the Condensed Consolidated Balance Sheet as of December 31, 2008 are summarized below:

December 31, 2008
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$ -	$ 43,502	$ -	$ 43,502
Securitized retained interests	-	-	14,649	14,649
Total Assets	$ -	$ 43,502	$ 14,649	$ 58,151

Liabilities
Derivative financial instruments	$ -	$ 48,800	$ -	$ 48,800

Alliance One International, Inc. and Subsidiaries

16.  FAIR VALUE MEASUREMENTS (Continued)

          Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the three months and nine months ended December 31, 2008.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests	Three Months Ended December 31, 2008	Nine Months Ended December 31, 2008

Beginning balance	$ 12,570	$ 15,207
Total gains or losses (realized / unrealized) included in earnings	1,393	2,620
Purchases, issuances, and settlements, net	686	(3,178)
Ending balance at December 31, 2008	$ 14,649	$ 14,649

          The amount of total losses included in earnings for the nine months ended December 31, 2008 attributable to the change in unrealized losses on assets was $1,074 related to securitized retained interests.

          Gains and losses are included in earnings and reported in Other Income (Expense).

17.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	December 31, 2008	December 31, 2007	March 31, 2008
Balances:
Accounts receivable	$21,855	$812	$ -
Accounts payable	2,392	-	993

	Three Months Ended December 31,		Nine Months Ended December 31,
	2008	2007	2008	2007
Transactions:
Purchases	$51,703	$64,602	$119,505	$120,114

          The Company’s operating subsidiaries have entered into transactions with affiliates of Alliance One for the purpose of procuring inventory.

          The Company’s balances due to and from related parties are primarily its deconsolidated Zimbabwe subsidiary.  As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”). ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated. Therefore, the Company does not consolidate its Zimbabwe operations, but continues to provide advances to Zimbabwe for the purchase of tobacco.

          The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
               Financial Condition and Results of Operations.

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Trends identified at the beginning of the year continued as average selling prices increased further over the prior year, while kilos sold during the quarter remained in line with expectations. Increased sales performance and profitability improvements by both our South America Region and Other Regions operating segments provided a stable balanced platform from which our financial results for the quarter were achieved. The costs of this year’s crops were higher as a result of crop competition, inflationary pressure and various appreciating currencies versus the U.S. dollar and in particular, the Brazilian real.  Recently these trends have reversed somewhat as an impact of the current financial crisis. Working closer with our dedicated customer base also played a major role in improved performance this quarter versus the prior year quarter, as we worked in concert with them to anticipate their evolving requirements.

Liquidity

Our liquidity as of December 31, 2008, was $666.0 million comprised of $74.6 million of cash and $591.4 million of available credit, that includes our undrawn $250.0 million senior credit facility, $30.1 million of other long term debt, $269.7 million of notes payable to banks, and $41.6 million exclusively for letters of credit.  While the global capital markets remain challenged by the current financial crisis our access to capital has remained in line with management’s expectations and required levels to adequately fund ongoing business requirements.  We continue to monitor unfolding financial market developments, with a view toward adjusting our strategy if warranted to protect capital and liquidity, while maintaining funding sources, controlling costs and maximizing enterprise flexibility. Challenges in anticipating future financial market changes, coupled with the seasonal nature of our business, industry and country supply and demand levels; as well as other external economic and currency factors that may change quickly and in an unanticipated manner, could negatively impact our results. As part of addressing these risks, our liquidity is derived from a numbers of sources including cash from operations, our committed Senior Credit Facility, sale of accounts receivable, active working capital management, advances from our well-capitalized customers, and lastly, bilateral short-term credit lines throughout the world. Additionally, our primary overnight cash investments are with financial institutions that have government guaranties, though in amounts that may exceed applicable guarantee levels, and we do not invest cash in auction rate securities or mortgage backed money market funds. Our strategy to protect capital and ensure appropriate liquidity management is dynamic and will be modified to meet changing market conditions.

Outlook

Achieving the remainder of our plan for the year is reliant upon meeting shipping schedules based on customer orders. Reducing inventories through final sale and timely collection of accounts receivable will further reduce our foreign working capital lines thus completing this portion of the cash cycle, which is ongoing. Industry stocks have remained tight but it is anticipated that the Malawi burley crop that is beginning harvest will increase global supplies significantly which may impact costs to procure this tobacco. Global flue cured and oriental production should be relatively unchanged with some cost increases probable over the next twelve months. One of the primary challenges we face includes further adjustments to the current dynamic global financial crisis.  We continue to attract working capital financing with appropriately levels of liquidity but at a higher cost. Further decline in the global financial system could negatively impact our ability to secure cost effective funding, so we are monitoring the fluid situation, planning with our well-capitalized customers while working closely with our global financing sources.  When combined with further expense control and focus on specific global markets that are growing, our balanced approach and delivery of goods and services should provide value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions)	2008	$	%	2007	2008	$	%	2007
Sales and other operating revenues	$690.0	$129.9	23.2	$560.1	$1,746.2	$ 137.8	8.6	$1,608.4
Gross profit	119.5	45.2	60.8	74.3	276.6	46.6	20.3	230.0
Selling, administrative and general expenses	35.4	(2.4)	(6.3)	37.8	113.6	(0.2)	(0.2)	113.8
Other income (expense)	(1.0)	(0.8)		(0.2)	0.5	(3.5)		4.0
Restructuring and asset impairment charges	-	(6.2)		6.2	0.5	(15.4)		15.9
Debt retirement expense	-	(1.6)		1.6	1.0	(3.8)		4.8
Interest expense	24.0	1.9		22.1	74.8	2.7		72.1
Interest income	0.9	(1.8)		2.7	2.5	(4.5)		7.0
Income tax expense (benefit)	0.7	6.3		(5.6)	(3.9)	(6.7)		2.8
Equity in net income of investee companies	0.4	0.4		-	1.5	1.2		0.3
Minority interests (income)	0.1	-		0.1	0.4	0.2		0.2
Income (loss) from discontinued operations	-	(1.0)		1.0	0.4	(1.0)		1.4
Net income (loss)	$ 59.5*	$ 43.8*		$ 15.7*	$ 95.1	$ 62.0		$ 33.1

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions, except per kilo amounts)	2008	$	%	2007	2008	$	%	2007
Tobacco sales and other operating revenues:
Sales and other operating revenues	$645.5	$ 126.7	24.4	$518.8	$1,684.3	$128.2	8.2	$1,556.1
Kilos	143.7	(2.1)	(1.4)	145.8	393.0	(59.5)	(13.1)	452.5
Average price per kilo	$ 4.49	$ 0.93	26.1	$ 3.56	$ 4.29	$ 0.85	24.7	$ 3.44

Processing and other revenues	$ 44.5	$ 3.2	7.7	$ 41.3	$ 61.9	$ 9.6	18.4	$ 52.3
Total sales and other operating revenues	$690.0	$129.9	23.2	$560.1	$1,746.2	$ 137.8	8.6	$1,608.4

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007

Sales and other operating revenues.  The increase of 23.2% from $560.1 million in 2007 to $690.0 million in 2008 is primarily the result of a 26.1% or $0.93 per kilo increase in average sales prices partially offset by a 1.4% or 2.1 million kilo decrease in quantities sold.

South America Region.  Tobacco sales from the South America Region operating segment increased 22.2% or $34.4 million.  The primary driver is an increase of $1.03 per kilo in average sales prices as a result of improved customer pricing.  Partially offsetting the impact of the increase in average sales prices per kilo is a decrease in volumes of 3.9 million kilos in 2008 compared to 2007 as a result of reduction in demand.

Other Regions.  Tobacco sales from the Other Regions operating segment increased $92.3 million or 25.4% primarily as a result of an increase of $0.87 per kilo in average sales prices and a slight increase in volumes of 1.8 million kilos.  Increased average sales prices as well as changes in product mix accounted for the increased revenues in Asia, Africa, Europe and the United States.  Processing and other revenues increased 7.7% or $3.2 million from $41.3 million in 2007 to $44.5 million in 2008 primarily as a result of increased processing volumes in Africa.

Gross profit as a percentage of sales.  Gross profit increased 60.8% from $74.3 million in 2007 to $119.5 million in 2008 and gross profit as a percentage of sales increased from 13.3% in 2007 to 17.3% in 2008.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended December 31, 2008 Compared to Three Months Ended December 31, 2007 (Continued)

South America Region.  Gross profit in the South America Region operating segment increased $14.7 million primarily due to increased average sales prices, the nonrecurrence of charges related to intrastate trade tax credits on procurement of green tobacco  in 2007 and the exchange gains we realized related to the devaluation of the Brazilian real.

Other Regions.  The increase in gross profit of $30.5 million is primarily attributable to the Africa and Asia regions.  Gross profit in Africa increased as a result of better sales prices combined with lower period costs as a result of more throughput due to increased third party processing.  Gross profit in Asia increased as a result of accelerated shipments into the third quarter in China and increased sales prices throughout the Asia region.

Selling, administrative and general expenses decreased 6.3% from $37.8 million in 2007 to $35.4 million in 2008.  The decrease is primarily due to decreased compensation and employee benefit costs which was positively impacted by the appreciation of the U.S. dollar.

Other income (expense) decreased from expense of $0.2 million in 2007 to an expense of $1.0 million in 2008.  The decrease is primarily due to losses on the sale of receivables as a result of our expanded accounts receivable securitization agreement.  See Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Restructuring and asset impairment charges were $6.2 million in 2007 and primarily relate to a net charge of $2.6 million in Turkey related to impairment for long-lived assets as a result of significant reductions in future Turkish flue cured and burley tobacco volumes.  The remaining restructuring charges of $3.6 million are substantially employee severance charges primarily in Malawi due to the impending sale of one of the Malawi factories that was completed in March 2008.

Debt retirement expense of $1.6 million in 2007 related to one time costs of retiring $23.0 million of senior notes during the quarter.

Interest expense increased $1.9 million from $22.1 million in 2007 to $24.0 million in 2008 primarily due to higher average borrowings substantially offset by lower average rates during the quarter.

Interest income decreased from $2.7 million in 2007 to $0.9 million in 2008 primarily due to lower average cash balances and lower average interest rates.

Effective tax rates were an expense of 1.2% in 2008 and a benefit of 61.0% in 2007.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2009 will be a benefit of 4.2% after absorption of discrete items.  For the three months ended December 31, 2008, we recorded a specific event adjustment expense of $1.0 million bringing the effective tax rate estimated for the quarter from a benefit of 0.5% to an expense of 1.2%.  This specific event adjustment expense relates primarily to additional income taxes and interest related to liabilities for unrecognized tax benefits and net exchange losses on income tax accounts.  During the quarter ended December 31, 2007, benefit adjustments of $7.0 million, primarily related to exchange gains on income tax accounts and reversal of FIN48 liability for the favorable resolution of the tax case in Germany, were recorded as specific events.  The net effect of these adjustments on the tax provision was to bring the effective tax rate for the three months ended December 31, 2007 from an expense of 14.9% to a benefit of 61.0%.

Income (loss) from discontinued operations.  Discontinued operations resulted in no income or loss in 2008 compared to income of $1.0 million in 2007.  The income in 2007 is primarily a result of our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007

Sales and other operating revenues.  The increase of 8.6% from $1,608.4 million in 2007 to $1,746.2 million in 2008 is primarily the result of a 24.7% or $0.85 per kilo increase in average sales prices partially offset by an 13.1% or 59.5 million kilo decrease in quantities sold.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007 (Continued)

South America Region.  Tobacco sales from the South America Region operating segment increased slightly by $1.0 million.  Increases in average sales prices per kilo of $1.06 per kilo due to improved customer pricing were effectively offset by decreased volumes of 51.6 million kilos.  The volume decrease is mainly attributable to a reduction in demand.

Other Region.  Tobacco sales from the Other Regions operating segment increased $127.2 million or 16.2% primarily as a result of an increase of $0.69 per kilo in average sales prices partially offset by a 7.9 million kilo decrease in volumes.  Average sales prices increased across all regions. Volume decreases in Europe and Africa were partially offset by increased volumes in Asia.  In Europe, volumes decreased primarily as a result of the exit from the Greek and Spanish tobacco markets.  In Africa, volumes decreased due to lower volumes available from the previous fiscal year to be carried over into the current fiscal year.  However, in Asia, volumes increased as a result of shipments in the current year that were delayed from the prior year and increased customer demand.  Processing and other revenues increased 18.4% or $9.6 million from $52.3 million in 2007 to $61.9 million in 2008 primarily as a result of increased processing volumes and prices in the United States, Africa and in Asia.

Gross profit as a percentage of sales.  Gross profit increased $46.6 million or 20.3% from $230.0 million in 2007 to $276.6 million in 2008 and gross profit as a percentage of sales increased from 14.3% in 2007 to 15.8% in 2008.

South America Region.  Gross profit in the South America Region operating segment decreased $7.0 million primarily as a result of decreased volumes and net losses on derivative financial instruments which were partially offset by increased average sales prices, the nonrecurrence of charges related to intrastate trade tax credits on procurement of green tobacco in 2007 and exchange gains realized related to the devaluation of the Brazilian real.  Gross profit from sales of the 2008 crop remain negatively impacted by higher grower bad debt and other costs that result from the global shortage of tobacco volumes available.  However, increased sales prices mitigate the impact of these higher costs.  The net impact to gross profit from derivative financial instruments was a reduction of $12.6 million compared to the prior year as a result primarily of the volatility in the Brazilian real.

Other Region.  The increase in gross profit of $53.6 million is primarily attributable to the Africa and Asia regions.  Gross profit in Africa increased as a result of better sales prices combined with lower freight costs and lower period costs as a result of more throughput due to increased third party processing.  Gross profit in Asia increased as a result of delayed shipments from the prior fiscal year into the current fiscal year and increased sales prices in all Asian regions.  The demand for tobacco in response to lower volumes available around the world is resulting in higher green costs.  In addition, green costs and processing costs have also increased as a result of the weak U.S. dollar and high fuel costs.  However, current conditions in the market are still expected to yield sufficient price increases to offset the higher costs.

Selling, administrative and general expenses were $113.8 million in 2007 compared to $113.6 million in 2008.  Increases in compensation costs were offset by decreases in travel expenses, insurance costs and customer bad debt expense recorded in 2007.

Other income (expense) decreased from $4.0 million in 2007 to $0.5 million in 2008.  The $3.5 million decrease is primarily due to a $1.7 million decrease in gains on sales of fixed assets and assets held for sale in 2007 compared to 2008 and a $1.8 million increase in losses on sale of receivables as a result of our expanded trade accounts receivable securitization agreement.  See Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Restructuring and asset impairment charges were $0.5 million in 2008 compared to $15.9 million in 2007.  The costs of $0.5 million in 2008 primarily relate to employee severance costs in connection with the closure of an operation in Germany.  The costs of $15.9 million in 2007 relate to asset impairment charges of $10.1 million which are primarily the result of a $6.1 million charge from the October 2007 sale of CdF which considered the $3.9 million currency translation account debit previously included in accumulated other comprehensive income and the valuation of assets to be received from the purchaser.  In addition, there was a net charge of $2.6 million in Turkey related to impairment for long-lived assets as a result of significant reductions in future Turkish flue cured and burley tobacco volumes. The remaining restructuring charges of $5.8 million are substantially employee severance charges primarily in Malawi due to the impending sale of one of the Malawi factories that was completed in March 2008 and other employee severance charges as we continued the execution of our merger integration plan.  See Note 3 “Restructuring and Asset Impairment Charges” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months Ended December 31, 2008 Compared to Nine Months Ended December 31, 2007 (Continued)

Debt retirement expense of $1.0 million in 2008 and $4.8 million in 2007 relates to accelerated amortization of debt issuance costs as a result of debt prepayment.

Interest expense increased $2.7 million from $72.1 million in 2007 to $74.8 million in 2008 due to higher average borrowings substantially offset by lower average rates.

Interest income decreased from $7.0 million in 2007 to $2.5 million in 2008 due to lower average cash balances and lower average interest rates.

Effective tax rates were a benefit of 4.4% in 2008 and an expense of 8.0% in 2007.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  We forecast the tax rate for the year ended March 31, 2009 will be a benefit of 4.2% after absorption of discrete items.  For the nine months ended December 31, 2008, we recorded a specific event adjustment expense of $1.9 million bringing the effective tax rate estimated for the nine months from a benefit of 6.5% to 4.4%.  This specific event adjustment expense relates to additional income taxes and interest related to liabilities for unrecognized tax benefits and net exchange losses on income tax accounts.  During the nine months ended December 31, 2007, net benefit adjustments of $2.2 million, primarily related to reversal of FIN48 liability for the favorable resolution of the tax case in Germany, interest on liabilities for unrecognized tax benefits, and exchange losses on income tax accounts, were recorded as specific events.  The net effect of these adjustments on the tax provision was to decrease the effective tax rate for the nine months ended  December 31, 2007 from an expense of  14.5% to  8.0%.

Income (loss) from discontinued operations.  Discontinued operations resulted in income of $0.4 million in 2008 compared to $1.4 million in 2007 as a result of our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year end.  We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to farmers for pre-financing tobacco crops in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  Additionally, from time to time in the future, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement and indentures, as permitted therein.

         As of December 31, 2008, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. Due to the high cost of Brazilian tobacco in U.S. dollar terms as a result of significant appreciation of the Brazilian Real versus the U.S. dollar and higher prices paid to farmers this last buying season, our related working capital borrowing levels exceeded historical norms, but are now reducing as we sell the crop. The sale of higher cost inventories and associated debt repayment will continue through our fourth fiscal quarter, and are occurring as planned. At the same time, we began buying the new Brazilian crop in November and purchases are occurring as anticipated. In Africa, we continue to ship product and will continue into the first fiscal quarter of fiscal year 2010, with purchasing of the new crop beginning in mid-March. Indonesian tobaccos and Indian Mysore are approaching the end of processing, and shipping is in full effect. Europe has completed shipping and is preparing to commence buying the new crop in the fourth fiscal quarter, while North America is completing processing and continues to ship. The U.S. dollar has appreciated versus a number of currencies where we incur costs as a result of the current global economic crisis and will reduce our foreign currency costs compared to prior periods if current trends remain in place. We continue to monitor foreign currency revenue and costs and may enter into hedges as needed on a currency by currency basis.

Working Capital

Our working capital increased from $440.2 million at March 31, 2008 to $500.4 million at December 31, 2008.  Our current ratio was 1.6 to 1 at December 31, 2008 and at March 31, 2008.  The increase in working capital is primarily related to increases in inventories and advances on purchases of tobacco, trade receivables and decreases in accounts payable partially offset by increases in notes payable, accrued expenses and our net derivative liability position.  These changes are attributable to the purchasing and processing of tobacco in Africa and North America as well as the financing of crops in South America and Europe.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	December 31,		March 31,
(in millions except for current ratio)	2008	2007	2008
Cash and cash equivalents	$ 74.6	$ 158.2	$ 112.2
Net trade receivables	238.8	194.5	181.0
Inventories and advances on purchases of tobacco	839.2	540.1	801.8
Total current assets	1,313.9	1,018.0	1,191.9
Notes payable to banks	488.8	251.4	387.2
Accounts payable	76.7	114.8	157.5
Advances from customer	78.2	110.6	91.9
Total current liabilities	813.5	558.6	751.7
Current ratio	1.6 to 1	1.8 to 1	1.6 to 1
Working capital	500.4	459.4	440.2
Total long term debt	530.7	549.5	564.0
Stockholders’ equity	300.2	232.9	211.5

Net cash provided (used) by:
Operating activities	(90.0)	156.1
Investing activities	(29.2)	23.2
Financing activities	91.7	(101.7)

Operating Cash Flows

Net cash used by operating activities increased $246.1 million in 2008 compared to 2007.  The increase in cash used was primarily due to an increase of $193.2 million resulting from an increase in inventories and advances to suppliers and $107.8 million from increases in accounts receivable partially offset by increased income of $63.7 million.

Investing Cash Flows

Net cash used by investing cash flows increased $52.4 million in 2008 compared to 2007.  This increase in cash used was primarily due to the purchase of foreign currency derivatives and the refinancing of Brazilian famers as well as the cash received in 2007 from the disposition of CdF S.A.

Financing Cash Flows

Net cash provided by financing activities increased $193.4 million in 2008 compared to 2007.  This increase is primarily due to a $141.5 million decrease in repayment of long-term borrowings and $121.4 million increase in short-term borrowings partially offset by a $55.1 million change in short-term demand notes.

Debt Financing

Available credit as of December 31, 2008 was $591.4 million comprised of our $250.0 million revolver, $30.1 million of other long term debt, $269.7 million of notes payable to banks and $41.6 million of availability exclusively for letters of credit. We expect to incur $25.0 million of capital expenditures during fiscal year 2009 driven in part by our previously announced SAP software implementation in addition to regularly scheduled maintenance. No cash dividends were paid to stockholders during the quarter ended December 31, 2008. We continue to finance our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities, sale of accounts receivable and customer advances.  At December 31, 2008, we had cash of $74.6 million and total debt outstanding of $1,036.4 million comprised of $488.8 million of notes payable to banks, $39.9 million of other long-term debt, $264.4 million of 11% senior notes, $149.4 million of 8.5% senior notes, $83.7 million of senior subordinated notes and $10.2 million of other legacy company senior notes.  The $101.6 million seasonal increase in notes payable to banks from March 31, 2008 to December 31, 2008 is as anticipated based on the higher cost of the 2008 Brazilian crop, which we are continuing to sell and ship. Our fiscal year 2010 short-term debt for working capital purposes may be at lower levels than fiscal year 2009 based on current foreign currency exchange rates. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for fiscal year 2009 and 2010.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Debt Financing (Continued)

         The following table summarizes our debt financing as of December 31, 2008:

			December 31, 2008
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest		Repayment Schedule (4)
(in millions except for interest rates)	2008	2008	Available	Rate		2009	2010	2011	2012	2013	Later
Senior secured credit facility:
Revolver	$ -	$ -	$250.0
Term loan B	-	-	-			-	-	-	-	-	-
	-	-	250.0			-	-	-	-	-	-

Senior notes:
11% senior notes due 2012	272.7	264.4	-	11.0%		-	-	-	-	264.4	-
8 ½% senior notes due 2012	149.4	149.4	-	8.5%		(.1)	(.1)	(.2)	(.2)	150.0	-
Other (1)	10.2	10.2	-			-	-	-	3.5	6.3	0.4
	432.3	424.0	-			(.1)	(.1)	(.2)	3.3	420.7	0.4

12 ¾% senior subordinated notes due 2012	92.6	83.7	-	12.8%		(.2)	(1.3)	(1.4)	(1.8)	88.4	-

Other long-term debt	58.1	39.9	30.1	7.5%	(2)	2.1	13.5	12.4	11.5	-	0.4

Notes payable to banks (3)	387.2	488.8	269.7	5.1%	(2)	-	-	-	-	-	-

Total debt	$ 970.2	$1,036.4	549.8			$ 1.8	$12.1	$10.8	$13.0	$509.1	$0.8

Short term	$ 387.2	$ 488.8
Long term:
Long term debt current	$ 19.0	$ 17.0
Long term debt	564.0	530.6
	$ 583.0	$ 547.6

Letters of credit	$ 22.2	$ 8.6	41.6

Total credit available			$591.4

(1) Balances and maturities as follows: $ 3.5 9 5/8% Senior Notes due 2011 0.4 7 3/4% Senior Notes due 2013 6.3 8% Senior Notes due 2012 $10.2

(2) Weighted average rate for the nine months ended December 31, 2008

(3) Primarily foreign seasonal lines of credit

(4)  Debt repayment classification is based on fiscal years ended March 31 for all years except the current year.  The current fiscal year repayments have been adjusted for payments made through December 31, 2008.

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

•

a maximum consolidated leverage ratio of not more than 5.00 to 1.00;

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

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Senior Secured Credit Facility (Continued)

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or nine months ended December 31, 2008.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on its liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315.0 million of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150.0 million of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the twelve months ended March 31, 2008, the Company purchased $42.3 million of its $315.0 million 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $272.7 million of the 11% Senior Notes outstanding at March 31, 2008.  Associated cash premiums paid were $2.0 million and non-cash deferred financing costs of $0.7 million were accelerated.  During the three months ended September 30, 2008, the Company purchased $8.3 million of its $315.0 million 11% senior notes due 2012 on the open market.  All purchased securities were canceled leaving $264.4 million of the 11% senior notes outstanding at September 30, 2008.  Associated cash premiums paid were $.1 million and non-cash deferred financing costs of $.1 million were accelerated.  From time to time in the future the Company may purchase more of its debt securities in the open market or through a tender process.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or nine months ended December 31, 2008.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100.0 million of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  During the three months ended September 30, 2008, the Company purchased $10.5 million of its $100.0 million 12 3/4% senior subordinated notes due 2012 on the open market.  All purchased securities were canceled leaving $89.5 million of the 12 3/4% senior subordinated notes outstanding at September 30, 2008.  Associated non-cash deferred financing costs of $0.8 million were accelerated.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2008, the Company had approximately $486.8 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $806.7 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $41.6 million available in unused letter of credit capacity with $8.6 million issued but unfunded.

Alliance One International, Inc. and Subsidiaries

NEW ACCOUNTING PRONOUNCEMENTS:

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

          In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP”).  This FSP amends FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is prepared. The disclosures about plan assets required by this FSP are required for Alliance One in its fiscal year ending March 31, 2010.  The Company is evaluating the impact of this FSP on its financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

This quarterly report on Form 10-Q includes statements that reflect projections or expectations of the future financial condition, results of operations, liabilities and business of the Company that are subject to risk and uncertainty.  We believe those statements to be “forward-looking” statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934.  When used in this report, the words “believe,” “anticipate,” “estimate,” “forecast,” “intend,” “should,” “could,” “would,” or “may” and similar expressions generally identify forward-looking statements.  These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, changes in forecasted tax rates, the impact on the effective tax rates from foreign currency fluctuations, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2008 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Alliance One International, Inc. and Subsidiaries

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.  (Continued)

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains in our cost of goods and services sold of $9.0 million and $1.6 million for the three months ended December 31, 2008 and 2007, respectively.  For the nine months ended December 31, 2008 and 2007, we have recognized exchange gains of $12.0 million and $0.8 million, respectively in our cost of goods and services sold. We have recognized exchange losses related to tax balances in our tax expense of $8.8 million and $11.5 million for the three and nine months ended December 31, 2008, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.  The weakening U.S. dollar against the real may continue to significantly impact translated results.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $3.0 million and $8.9 million for the three months and nine months ended December 31, 2008, respectively.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Item 4.    Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures”, as such term is defined under Exchange Act Rule 13a-15(e), that are designed to ensure that information required to be disclosed in reports we file under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  Our Chief Executive Officer and Chief Financial Officer evaluated, with the participation of other members of management, the effectiveness of our disclosure controls and procedures, as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, management concluded that our disclosure controls and procedures were not effective due to our failure to remedy by December 31, 2008 the material weaknesses in internal control over financial reporting that existed as of March 31, 2008 with respect to accounting for income taxes and financial reporting.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (Continued)

Disclosure Controls and Procedures (Continued)

Accounting for Income Taxes

The design of the Company’s internal controls over financial reporting lacked effective controls over the determination and reporting of its income taxes as it relates to income tax receivable and payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel with adequate experience and expertise in the area of generally accepted accounting principles in the United States of America (“GAAP”) accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. During the second quarter of fiscal 2008, management identified certain misstatements which related to current and prior periods.  Management evaluated these errors and the correction of such errors and concluded that they were not material to the prior or current financial statements.  However, the Company has concluded that there is a material weakness related to the accounting for income taxes because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.  As of December 31, 2008, the material weakness has not been remediated.

Financial Reporting

The Company did not maintain a sufficient complement of personnel in certain operating locations with an appropriate level of technical accounting knowledge, experience, or training to communicate to corporate financial reporting management or determine proper application of GAAP to various complex financial accounting and reporting requirements, including farmer advance financing, pensions and post retirement plans and other technical accounting matters.  Management evaluated these errors and the correction of such errors and concluded that they were not material to the prior or current financial statements.  However, the Company has concluded that there is a material weakness related to the proper application of GAAP because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.  This material weakness was first identified as of March 31, 2008 and as of December 31, 2008, has not been remediated.

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

          As noted above, management identified material weaknesses related to accounting for income taxes and financial reporting at March 31, 2008.  In response to these material weaknesses, the Company has implemented (or, where noted, intends to implement) the remedial measures described below.  Notwithstanding these measures, these material weaknesses have not been remediated as of December 31, 2008.

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended December 31, 2008, the Company substantially completed the process of implementing SAP in its United Kingdom, U.S., and Brazil operations. The implementation of this phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

          Other than the remedial measures and the implementation of SAP in the Company’s United Kingdom, U.S., and Brazil operations there were no other changes that occurred during the three months ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting (Continued)

Accounting for Income Taxes

Components implemented as of December 31, 2008:

•

Realigned the corporate tax function, which ensured internal tax staff members have appropriate qualifications and training in accounting for income taxes to establish a self sufficient tax department which coordinates all tax financial reporting matters and tax compliance processes;

•

Instituted and maintained a formal program for training of internal staff members in accounting for income taxes;

•

Modified supporting technology to help calculate the income tax provision and related balance sheet accounts; and

•

Required additional documentation from our worldwide financial reporting units to ensure timely identification and resolution of potential tax issues.

Financial Reporting

Components implemented as of December 31, 2008:

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

•

Initiated a thorough review of the design of the procedures for the preparation of financial statements with emphasis on compliance with GAAP and ensuring all reporting unit requirements are appropriately supported in the form of check lists and policies; and

•

Initiated the development of an Accounting and Tax Policies and Procedures Manual to codify Company policy.

          Management is currently determining whether the design and operation of its controls achieve the stated control objectives and that the material weaknesses no longer exist.  A stated control objective is the specific control objective identified by management that, if achieved, would result in the material weakness no longer existing.  Management believes the actions identified above are adequate to successfully remediate the material weaknesses.  The material weaknesses had a pervasive effect on the Company’s internal control over financial reporting because of the large number of control objectives affected. Therefore, management will complete its testing in accordance with its year-end internal control testing to determine the material weaknesses have been successfully remediated.

          Management continues to assign the highest priority to the remediation efforts in these areas, with the goal of remediating these material weaknesses prior to March 31, 2009.

Part II.  Other Information

Item 1.    Legal Proceedings.

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

Item 1.    Legal Proceedings. (Continued)

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

         The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$10.4 million) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.

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

The current global financial and credit crisis exposes us to a variety of risks.  We fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long term debt securities and customer advances.  We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These local operating lines typically extend for a term of 180 to 270 days and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  As of December 31, 2008, we had approximately $486.8 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $806.7 million.  In light of the global credit crisis it is uncertain whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity.  To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding.  In light of the current capital and credit market disruption and volatility, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all.  In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing revolving credit line, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge.  Further, there is additional risk that certain banks in the U.S. revolving credit line syndicate could be unable to meet contractually obligated borrowing requests in the future as a result of the global financial crisis.  In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels.  While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information.

None.

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits.

10.1

Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued After 2004, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 7, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.2

Amended and Restated Employment Agreement dated as of December 31, 2008 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 7, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.3

Amended and Restated Employment Agreement dated as of December 31, 2008 between Henry C. Babb, Jr. and Alliance One International, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated January 7, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.4	Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009) (filed herewith).

10.5	Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated effective January 1, 2009) (filed herewith).

10.6	Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated effective January 1, 2009) (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: February 17, 2009	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

10.1

Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued After 2004, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated January 7, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.2

Amended and Restated Employment Agreement dated as of December 31, 2008 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated January 7, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.3

Amended and Restated Employment Agreement dated as of December 31, 2008 between Henry C. Babb, Jr. and Alliance One International, Inc., incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K dated January 7, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.4	Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009) (filed herewith).

10.5	Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated effective January 1, 2009) (filed herewith).

10.6	Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated effective January 1, 2009) (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).