Form 10-Q/A
period 2008-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2009-03-09
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q/A
_______________________________
Amendment No. 1

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

Explanatory Note

          This Amendment No. 1 on Form 10-Q/A is being filed by Alliance One International, Inc. (the "Company") to amend the Company's Form 10-Q for the period ended December 31, 2008 (the "Form 10-Q") to correct Exhibit 10.5.  As initially filed, the Form 10-Q inadvertently repeated the text of Exhibit 10.4 as Exhibit 10.5.  As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, the Company is also filing the requisite certifications as Exhibits 31.1, 31.2 and 32, although there has been no change to these exhibits other than the date thereof.

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

10.4

Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.4 to Alliance One’s Form 10-Q for the quarter ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).

10.5	Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated effective January 1, 2009) (filed herewith).

10.6

Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One’s Form 10-Q for the quarter ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: March 9, 2009	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)