Form 10-K
period 2009-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2009-06-08
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2009

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                          Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.                                                               [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    [  ]    Accelerated Filer    [X]    Non-Accelerated filer    [  ]    Smaller Reporting Company    [  ]
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 30, 2008 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $320 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.  As of June 1, 2009, there were 88,974,000 shares of Common Stock outstanding (no par value) excluding 7,853,000 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 6, 2009) of the registrant is incorporated by reference into Part III hereof.

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

OVERVIEW

Alliance One is one of only two global independent publicly held leaf tobacco merchants, each with substantially similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. We select, purchase, process, store, pack and ship tobacco grown in more than 45 countries, serving manufacturers of cigarettes and other consumer tobacco products in more than 90 countries around the world. We process tobacco through a complex mechanized threshing and separating operation and then dry it to meet precise moisture levels in accordance with the customer’s specifications. The processing of leaf tobacco facilitates shipping and prevents spoilage and is an essential service to our customers because the quality of processed leaf tobacco substantially affects the quality of the manufacturer’s end product. In an increasing number of important markets, we also provide agronomy expertise for growing leaf tobacco.

          Alliance One holds a leading position in most tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco: the United States, Brazil, Malawi, Turkey, Argentina, India and Thailand. In addition, we process tobacco in more than 50 owned and third party facilities around the world.  We sell our processed tobacco primarily to large multinational cigarette manufacturers, including Philip Morris International, Inc., Japan Tobacco, Inc., Imperial Tobacco Group, PLC, China National Tobacco Co., British American Tobacco, Philip Morris USA, Inc., Eastern Company S.A.E., R. J. Reynolds Tobacco Company, Lorillard Tobacco Company and others.

          Alliance One is a Virginia corporation, and our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry and have maintained relationships with many of our major customers for more than 50 years, with some of these relationships beginning in the early 1900s.  We have two geographic operating segments in which we evaluate performance.  They are the South America operating segment and the Other Regions operating segment.  The Other Regions operation segment is the aggregation of the Africa, Asia, Europe and North America regions.

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

Geographic Regions of Operation

We have developed an extensive international network through which we purchase, process and sell tobacco.  We own or have an interest in processing facilities in Argentina, Brazil, India, Tanzania, the United States, Malawi, Thailand, Germany, Indonesia, Macedonia, Bulgaria and Turkey.  These facilities encompass all leading export locations of flue-cured, burley and oriental tobaccos.  We have historically contracted with third parties for the processing of tobacco in certain countries including Argentina, Canada, China, Guatemala, India, Thailand and certain countries of the former Soviet Union.  In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco, including Argentina, Canada, China, India, Indonesia and Thailand.

          We purchase tobacco in more than 45 countries.  During the three years ended March 31, 2009, 2008 and 2007, approximately 76%, 77%, and 77%, respectively, of our purchases of tobacco were from the seven countries noted in the table below.  The remaining amounts were purchased in more than 38 different countries with no single country accounting for more than 5% of the amount purchased.  The following table summarizes the tobacco purchase percentages for each country of the dollar value of tobacco Alliance One purchased during the periods indicated:

	Years Ended March 31,
	2009	2008	2007
South America:
Brazil	31%	35%	35%
Argentina	8%	6%	7%
Other Regions:
United States	10%	10%	12%
Turkey	6%	8%	6%
China	6%	6%	6%
Malawi	10%	6%	6%
Thailand	4%	5%	5%
	76%*	77%*	77%

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

          In non-auction markets such as Argentina, Brazil, Bulgaria, China, Greece, Guatemala, Indonesia, Tanzania, Turkey and Zambia, we purchase tobacco directly from growers or from local entities that have arranged for purchase from growers.  We often make these direct purchases based upon our projection of the needs of our long-standing customers rather than against specific purchase orders.  Our arrangements with growers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital.  For example, in Brazil, we generally contract to purchase a grower's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered.  Pursuant to these purchase contracts, we provide growers with fertilizer and other materials necessary to grow tobacco and may either directly loan or guarantee Brazilian rural credit loans to growers to finance the crop.  Under longer-term arrangements with growers, we may also refinance borrowings as well as finance or guarantee financing on growers' capital assets.  In addition, our agronomists maintain frequent contact with growers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop.  In other non-auction markets, such as Argentina and China, we buy tobacco from local entities that have purchased tobacco from growers and supervise the processing of that tobacco by those local entities.  We believe that our long-standing relationships with our customers are vital to our purchasing operations outside of the auction markets.

Processing

We process tobacco to meet each customer's specifications as to quality, yield, chemistry, particle size, moisture content and other characteristics.  We own and operate 15 tobacco production facilities in 10 countries.  Unprocessed tobacco is a semi-perishable commodity that generally must be processed within a relatively short period of time to prevent fermentation or deterioration in quality.  Accordingly, we have located our production facilities in proximity to our principal sources of tobacco.

          Upon arrival at our processing plants, flue-cured and burley tobacco is first reclassified according to grade.  Most of that tobacco is then blended to meet customer specifications regarding color, body and chemistry, threshed to remove the stem from the leaf and further processed to produce strips of tobacco and sieve out small scrap.  We also sell a small amount of processed but unthreshed flue-cured and burley tobacco in loose-leaf and bundle form to certain customers.  Oriental tobaccos are handled and processed in a similar manner other than that the tobaccos are not threshed to remove stems.

          Processed flue-cured, burley and oriental tobacco is redried to remove excess moisture so that it can be held in storage by customers or us for long periods of time.  After redrying, whole leaves, bundles, strips or stems and scrap where applicable are separately packed in cases, bales, cartons or hogsheads for storage and shipment.  Packed flue-cured, burley and oriental tobacco generally is transported in the country of origin by truck or rail, and exports are moved by ship.  Prior to and during processing, steps are taken to ensure consistent quality of the tobacco, including the regrading and removal of undesirable leaves, dirt and other non-tobacco related material.  Customer representatives are frequently present at our facilities to monitor the processing of their particular orders.  Throughout the processing, our technicians use quality control laboratory test equipment to ensure that the product meets all customer specifications.

Seasonality

The purchasing and processing activities of our tobacco business are seasonal.  Flue-cured tobacco grown in the U.S. is purchased, processed and sold generally during the five-month period beginning in July and ending in November.  U.S. grown burley tobacco is purchased, processed and sold usually from late November through January or February.  Tobacco grown in Brazil is usually purchased, processed and sold from January through July and in Africa from April through September.  Other markets around the world have similar purchasing periods, although at different times of the year.

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

          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  For the years ended March 31, 2009, 2008 and 2007, Philip Morris International, Inc (“PMI”), Altria Group, Inc. (“Altria”) and Japan Tobacco Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. On March 28, 2008, Altria completed the spin-off of its international tobacco business, PMI. We conduct business with both PMI and Altria’s retained domestic tobacco business, Philip Morris USA, Inc., and the spin-off did not have a material effect on our results.  The following table summarizes the percentage of Alliance One’s sales and other operating revenues from PMI and Japan Tobacco Inc for the year ended March 31, 2009 and Altria and Japan Tobacco Inc. for the years ended March 31, 2008 and 2007:

	Years Ended March 31,
	2009	2008	2007
Philip Morris International	25%	-	-
Altria Group, Inc.	-*	33%	34%
Japan Tobacco Inc.	24%	22%	19%
	49%	55%	53%
* Less than 10%

          In 2009, Alliance One delivered approximately 57% of its tobacco sales to customers in Europe and approximately 14% to customers in the United States.  One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia.  In 2009, these Belgium sales accounted for 35% of sales to customers in Europe.  The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

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

Customers and Selling Arrangements (Continued)

Selling Arrangements (Continued)

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

Competition

Alliance One is one of only two global publicly held leaf tobacco merchants, with substantially similar global market shares in markets in which we both operate.  We expect to maintain a major position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco and, as a result of our scale, global reach, and financial resources, we believe we are well-suited to serve the needs of all cigarette manufacturers.

          The leaf tobacco industry is highly competitive and there are a number of independent global, regional or national competitors.  Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco.  In addition, there is competition in all countries to buy the available leaf tobacco and in many areas, total leaf tobacco processing capacity exceeds demand.

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

Alliance One Employees

Alliance One’s consolidated entities employed approximately 4,400 persons, excluding seasonal employees, in our worldwide operations at March 31, 2009.  In the Other Regions operating segment, Alliance One’s consolidated entities employed approximately 3,500 employees at March 31, 2009 excluding approximately 7,000 seasonal employees.  During processing periods, most seasonal employees as well as approximately 220 full-time factory personnel in the United States are covered by collective bargaining agreements.  In the South America operating segment, Alliance One’s consolidated entities employed approximately 900 persons, excluding approximately 3,000 seasonal employees, at March 31, 2009.  We consider Alliance One’s employee relations to be satisfactory.

Government Regulation and Environmental Compliance

See Item 1A. “Risk Factors” for a discussion of government regulation.  Currently there are no material estimated capital expenditures related to environmental control facilities.

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company’s executive officers as of April 1, 2009 and the capacities in which they serve.  These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
Robert E. Harrison	55	Chairman, President and Chief Executive Officer

Robert A. Sheets	54	Executive Vice President - Chief Financial Officer

Hilton Kappaun	50	Executive Vice President - Global Operations

J. Pieter Sikkel	45	Executive Vice President - Business Strategy and Relationship Management

Henry C. Babb	64	Senior Vice President - Chief Legal Officer and Secretary

Michael K. McDaniel	59	Senior Vice President - Human Resources

William D. Pappas	56	Senior Vice President - Chief Information Officer

The business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Robert E. Harrison has served as President and Chief Executive Officer since January 2007 and as Chairman since August 2007.  Previously he served as President and Chief Operating Officer of Alliance One from May 2005 to January 2007, and as President and Chief Executive Officer of Standard from August 1996, and its Chairman from August 2003 to May 2005.

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

          The cost of acquiring tobacco can fluctuate greatly due to smaller crop sizes and increased competition in certain markets in which we purchase tobacco.  For example, in Malawi, a smaller 2007 crop and increased competition in the Malawi market increased green tobacco costs at auction by almost 100%, while processing and overhead costs also increased.  Furthermore, short crops in periods of high demand translate into higher average green prices, higher throughput costs and less volume to sell.

          Further, the timing and unpredictability of customer indications, orders and shipments cause us to keep tobacco in inventory, increase our risk and result in variations in quarterly and annual financial results. The timing of shipments can be materially impacted by shortages of containers and vessels for shipping as well as infrastructure and accessibility issues in ports we use for shipment. For example, shortages in shipping containers were a major factor in shipping delays in Brazil during our 2006 fiscal year. We may from time to time in the ordinary course of business keep a significant amount of processed tobacco in inventory for our customers to accommodate their inventory management and other needs. Sales recognition by us and our subsidiaries is based on the passage of ownership, usually with shipment of product. Because individual shipments may represent significant amounts of revenue, our quarterly and annual financial results may vary significantly depending on our customers’ needs and shipping instructions. These fluctuations result in varying volumes and sales in given periods, which also reduces your ability to compare our financial results in different periods or in the same periods in different years.

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Operations (Continued)

Farmers who have historically grown tobacco and from whom we have purchased tobacco may elect to grow other crops instead of tobacco, which affects the world supply of tobacco and may impact our quarterly and annual financial performance.

Increases in the prices for other crops have led and may in the future lead farmers who have historically grown tobacco, and from whom we have purchased tobacco, to elect to grow these other, more profitable items instead of tobacco.  A decrease in the volume of tobacco available for purchase may increase the purchase price of such tobacco.  As a result, we could experience an increase in tobacco crop acquisition costs which may impact our quarterly and annual financial performance.

Our extension of credit to tobacco growers could expose us to losses.

We make advances to tobacco growers in many countries to finance their growing of tobacco for sale to us. Crop advances to growers are generally secured by the grower’s agreement to deliver green tobacco. In the event of crop failure or other failure of farmers to deliver the year’s crops, recovery of advances could be delayed until deliveries of future crops or indefinitely. The temporary or permanent loss of these advances to growers could result in losses.

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

          Approximately 25% of our consolidated tobacco sales in 2009 were to various tobacco customers owned by or under common control of Philip Morris International (formerly owned by Altria Group, Inc.) and 33% and 34%, respectively, of our consolidated tobacco sales in 2008 and 2007, were to various tobacco customers which are owned by or under common control of Altria Group, Inc.  Approximately 24%, 22% and 19%, respectively, were to various tobacco customers which are owned by or under common control of Japan Tobacco, Inc. No other customer accounts for more than 10% of our sales.

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

We do business in more than 45 countries, many of which do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from growers. For example, in 2006 as a result of the political environment, economic instability, foreign currency controls and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiaries.  Zimbabwe had imposed a requirement of governmental authorization of any dividends paid from our Zimbabwe operation, which had been unsuccessful in satisfying unattainable criteria set by the Reserve Bank of Zimbabwe and, therefore, in obtaining the necessary authorizations.

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

          In addition, the devaluation of foreign currencies has resulted and may in the future result in reduced purchasing power from customers whose capital resources are denominated in those currencies. We may incur a loss of business as a result of the devaluation of these currencies now or in the future.

Low investment performance by our defined benefit pension plan assets may increase our pension expense, and may require us to fund a larger portion of our pension obligations, thus, diverting funds from other potential uses.

We sponsor a domestic defined benefit pension plan that covers certain eligible employees. Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets, and the actuarial assumptions we use to measure the defined benefit pension plan obligations.

          Due to the significant market downturn that began in 2008, plan asset values declined significantly. If plan assets continue to perform below the assumed rate of return used to determine pension expense, future pension expense will increase. Further, as a result of the global economic instability, our pension plan investment portfolio has recently incurred greater volatility.

          The proportion of pension assets to liabilities, which is called the funded status, determines the level of contribution to the plan that is required by law. In recent years, we have funded the plan in amounts as required, but changes in the plan’s funded status related to the value of assets or liabilities could increase the amount required to be funded.  We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension funding obligations, diverting funds we would otherwise apply to other uses.

Competition could erode our earnings.

The leaf tobacco industry is highly competitive. We are one of two global publicly held competitors in the leaf tobacco industry, each with approximately equal market share. Competition is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. The loss or substantial reduction of any large or significant customer could reduce our earnings.

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to Our Operations (Continued)

Competition could erode our earnings. (Continued)

          In addition to the two primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from farmers, and new independent leaf merchants are entering the leaf purchasing and processing business. We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level. These new independent merchants are buying an increasing portion of the crops in certain international markets, particularly Brazil and parts of Africa, where the new entrants have been able to capitalize in the global transition to those markets.  Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

We have identified several material weaknesses related to our internal control in the past, and there can be no assurance that material weaknesses will not be identified in the future.

As a result of our testing of our internal control over financial reporting for the year ended March 31, 2008, we identified certain matters involving our internal control over financial reporting that we and our registered public accounting firm determined to be material weaknesses under standards established by the Public Company Accounting Oversight Board.  Although we have remediated those material weaknesses in internal control over financial reporting, believe that our internal control over financial reporting was effective at March 31, 2009 as reported elsewhere in this Annual Report and intend to continue to monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Risks Relating to Our Capital Structure

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions.

We access the short-term capital markets and, from time to time, the long-term markets to obtain financing.  Although we believe that we can continue to access the capital markets in fiscal 2010 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including:  (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets, which has been negatively impacted by the U.S. sub-prime debt turmoil; and (iii) the current state of the economy, including the tobacco industry.  There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

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

          As of March 31, 2009, we had approximately $261.5 million drawn and outstanding on foreign seasonal lines totaling $479.5 million. Additionally against these lines there was $40.1 million available in unused letter of credit capacity with $3.8 million issued but unfunded.

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

We have a significant amount of indebtedness and debt service obligations. As of March 31, 2009, we had approximately $931.9 million of indebtedness. In addition, the indenture governing the notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.

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

We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing the notes will restrict, but will not completely prohibit, us from doing so. Our senior secured credit facility provides for a $305.0 million revolving credit line. There were borrowings of $120.0 million under this facility at March 31, 2009. If new debt is added to our current debt levels, the related risks we now face could intensify.

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

ITEM 1A.    RISK FACTORS (Continued)

Risks Related to the Current Global Financial Crisis

The volatility and disruption of global credit markets and adverse changes arising from the current global financial crisis may negatively impact our ability to access financing and expose us to unexpected risks.

The current global financial and credit crisis exposes us to a variety of risks.  We fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long term debt securities and customer advances.  We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These local operating lines typically extend for a term of 180 to 270 days and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  As of March 31, 2009, we had approximately $261.5 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $479.5 million.  In light of the global credit crisis it is uncertain whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity.  To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding.  In light of the current capital and credit market disruption and volatility, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all.  In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing revolving credit line, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge.  Further, there is additional risk that certain banks in the U.S. revolving credit line syndicate could be unable to meet contractually obligated borrowing requests in the future as a result of the global financial crisis.  In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels.  While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

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

Congress is currently considering enactment of a bill, entitled the “Family Smoking Prevention and Tobacco Control Act,” to extend the authority of the Food and Drug Administration to encompass the regulation of tobacco products.  This measure was approved by the House of Representatives on April 2, 2009 and a similar measure has been introduced in the Senate.  The bill would authorize the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards.  The bill contemplates further restrictions on advertising of tobacco products, would authorize the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser, would authorize a study to determine whether the minimum age for the purchase of tobacco products should be increased and would require submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including existing reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents.  The bill also would require mandated warning labels and require packaging to indicate the percentage of domestically grown tobacco and foreign grown tobacco included in the product.  In addition, the bill would direct the FDA to promulgate regulations requiring that the methods used in, and the facilities and controls used for, the manufacture, preproduction design validation, packing, and storage of a tobacco product conform to current good manufacturing practice, although the bill would not apply to tobacco leaf that is not in the possession of a manufacturer of tobacco products, or to the producers of tobacco leaf, including tobacco growers, tobacco warehouses, and tobacco grower cooperatives unless those entities are controlled by a tobacco product manufacturer. If this bill were to be enacted, our business, volume, results of operations, cash flows and financial condition could be materially adversely affected.

          Reports with respect to the harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. More recent reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking in adolescence.  Numerous state and municipal governments have taken and others may take actions to diminish the social acceptance of smoking of tobacco products, including banning smoking in certain public and private locations.

          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in February 2005, the World Health Organization treaty, the Framework Convention for Tobacco Control, entered into force.  This treaty, to which 164 nations were parties at March 31, 2009, requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.

          Due to the present regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales may not continue and that existing sales may decline.

ITEM 1A.    RISK FACTORS (Continued)

Risks Relating to the Tobacco Industry (Continued)

Government actions can have a significant effect on the sourcing of tobacco. If some of the current efforts are successful, we could have difficulty obtaining sufficient tobacco to meet our customers’ requirements, which could have an adverse effect on our performance and results of operations.

The WHO, through the FCTC, has created a formal study group to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production. The study group began its work in February 2007. If certain countries were to partner with the FCTC study group and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco to fill customer requirements, which could have an adverse effect on our results of operations.

We have been, and continue to be, subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying and other payment practices.

The leaf tobacco industry, from time to time, has been the subject of government investigations regarding trade practices. For example, we were the subject of an investigation by the Antitrust Division of the United States Department of Justice into certain buying practices alleged to have occurred in the industry, we were named defendants in an antitrust class action litigation alleging a conspiracy to rig bids in the tobacco auction markets, and we were the subject of an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain, Italy, Greece and potentially other countries.

          Our subsidiaries in Spain, Italy and Greece have been subject to these investigations. In 2004, the EC fined us and our Spanish subsidiaries €4.4 million ($5.6 million) solely relating to the investigations in Spain. In respect of the Italian investigation, in October 2005, the EC announced that we and our Italian subsidiaries have been assessed a fine in the aggregate amount of €24.0 million ($28.8 million).  Several tobacco processors, growers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56.0 million ($67.0 million), inclusive of the fines imposed on us and our subsidiaries. We, along with the applicable subsidiaries, have appealed the decisions of the EC with respect to Spain and Italy to the Court of First Instance of the EC for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

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

          In March 2004, we discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia. The Audit Committee of our Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts. That investigation revealed that, although the amounts involved were not material and had no material impact on our historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act. In May 2004, we voluntarily reported the matter to the U.S. Department of Justice (“Justice”). Soon thereafter, we closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in our filings with the SEC. In August 2006, we learned that the SEC had issued a formal order of investigation of us and others to determine if these or other actions, including those in other countries in which we do business, may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  In May 2008, we learned that Justice is conducting an investigation into possible violations of federal law stemming from the same actions being investigated by the SEC.  If the U.S. authorities determine that there have been violations of federal laws, they may seek to impose sanctions on us that may include, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices. It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose. It is possible, however, that any sanctions which might be imposed could materially adversely affect results of operations.  Both of these investigations are ongoing as of the date of this report and we are fully cooperating with the SEC and Justice.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2009.

Corporate

Our corporate headquarters are located in Morrisville, North Carolina.

Facilities

We own a total of 15 production facilities in 10 countries.  We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season.  While we believe our production facilities have been efficiently utilized, we continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco.  We also believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand.

          The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE

SOUTH AMERICA SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE
SANTA CRUZ, BRAZIL	FACTORY/STORAGE
VERA CRUZ, BRAZIL	STORAGE
EL CARRIL, ARGENTINA	FACTORY/STORAGE

OTHER REGIONS SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE
FARMVILLE, N.C.	FACTORY/STORAGE
DANVILLE. VA	STORAGE

AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE
MOROGORO, TANZANIA	FACTORY/STORAGE

EUROPE
IZMIR, TURKEY	FACTORY/STORAGE
KARLSRUHE, GERMANY	FACTORY/STORAGE

ASIA
NGORO, INDONESIA	FACTORY/STORAGE

ITEM 3.    LEGAL PROCEEDINGS

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

ITEM 3.    LEGAL PROCEEDINGS (Continued)

          In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  In May 2004, the Company voluntarily reported the matter to the U.S. Department of Justice (“Justice”).  Soon thereafter, the Company closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in its filings with the SEC.  In August 2006, the Company learned that the SEC had issued a formal order of investigation of the Company and others to determine if these or other actions, including those in other countries in which the Company does business, may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  In May 2008, the Company learned that Justice is conducting an investigation into possible violations of federal laws stemming from the same actions being investigated by the SEC.

          If the U.S. authorities determine that there have been violations of federal laws, they may seek to impose sanctions on the Company that may include, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices.  It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose.  It is possible, however, that any sanctions which might be imposed could materially adversely affect the Company’s results of operations.  Both of these investigations are ongoing as of the date of this report and the Company is fully cooperating with the SEC and Justice.

         The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$9.7 million) plus interest and costs.

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

	Alliance One Common Stock
	High	Low	Dividends Declared
Year Ended March 31, 2009
Fourth Quarter	$ 4.25	$ 2.22	$.000
Third Quarter	4.22	1.97	.000
Second Quarter	5.30	3.50	.000
First Quarter	6.60	5.07	.000

Year Ended March 31, 2008
Fourth Quarter	$ 6.31	$ 3.48	$.000
Third Quarter	7.10	3.50	.000
Second Quarter	10.23	5.77	.000
First Quarter	12.19	9.14	.000

          As of March 31, 2009, there were approximately 6,754 shareholders, including approximately 6,493 beneficial holders of our common stock.

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

Cumulative Total Return

	Fiscal Year Ending
	3/31/04	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09

Alliance One International, Inc.	$100.00	$ 92.39	$ 73.24	$139.10	$ 91.03	$ 57.87

Custom Selected Stock List	$100.00	$ 93.08	$ 77.78	$135.61	$149.39	$ 71.18

S&P 500 Index	$100.00	$106.69	$119.20	$133.31	$126.54	$ 78.34

S&P Small Cap 600 Index	$100.00	$113.08	$140.30	$147.72	$132.05	$ 81.80

ITEM 6.    SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS

Alliance One International, Inc. and Subsidiaries

The information presented in the table below includes periods ending prior to the completion of our merger with Standard Commercial Corporation (“Standard”) on May 13, 2005.  Accordingly, the information presented does not include any results of operations or other information related to Standard for the year ended March 31, 2005.

	Years Ended March 31,
(in thousands, except per share amounts and number of stockholders)	2009	2008	2007	2006	2005
Summary of Operations
Sales and other operating revenues	$2,258,219	$2,011,503	$1,979,078	$2,112,685	$1,300,118
Goodwill impairment	-	-	-	256,916	-
Restructuring and asset impairment
charges	591	19,580	29,773	85,411	2,836
Debt retirement expense	954	5,909	3,860	66,474	-
Income (loss) from continuing operations	132,151	9,006	(2,615)	(423,342)	24,441
Income (loss) from discontinued operations	407	7,855	(18,730)	(24,104)	(11,153)
Net income (loss)	132,558	16,861	(21,597)	(447,446)	13,288

Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$1.50	$.10	$(.03)	$(5.21)	$.55
Income (loss) from discontinued operations	-	.09	(.22)	(.30)	(.25)
Net income (loss)	1.50	.19	(.25)	(5.51)	.30

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$1.49	$.10	$(.03)	$(5.21)	$.54
Income (loss) from discontinued operations	-	.09	(.22)	(.30)	(.25)
Net income (loss) (1)	1.49	.19	(.25)	(5.51)	.29

Cash dividends paid	-	-	-	.105	.30
Book value	3.67	2.38	2.55	2.46	9.13

Balance Sheet Data
Working capital	$ 620,838	$ 440,213	$ 531,983	$ 538,913	$ 473,063
Total assets	1,758,519	1,712,865	1,653,872	1,904,124	1,404,059
Long-Term Debt	652,584	563,973	726,625	744,494	486,412
Stockholders’ equity	326,661	211,467	225,546	214,187	414,312

Other Data
Ratio of Earnings to Fixed Charges (2)	2.07	1.02	1.12	-	1.65
Common shares outstanding at year end	88,974	88,897	88,614	87,110	45,368
Number of stockholders at year end (3)	6,754	7,670	7,612	7,658	7,641

1)   For the year ended March 31, 2005 the assumed conversion of Convertible Debentures at the beginning of the period has an antidilutive effect on earnings (loss) per share. In connection with the closing of the merger with Standard many of the Company’s financing arrangements were refinanced, including in July of 2005, the Company’s $73,328 of convertible subordinated debentures due 2007.  For the years ended March 31, 2007 and March 31, 2006, all outstanding restricted stock and stockoptions are excluded because their inclusion would have an antidilutive effect on the loss per share.

2)   In 2006, fixed charges exceeded earnings by approximately $442,087.

3)   Includes the number of stockholders of record and non-objecting beneficial owners.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of the Form 10-K:

Executive Overview

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Average selling prices increased over the prior year in response to increased green tobacco and processing costs partially offset by a decrease in quantities sold.  Increased sales prices and profitability improvements by both our South America Region and Other Regions operating segments provided a stable balanced platform from which our financial results for the year were achieved. The costs of this year’s crops were higher as a result of crop competition, inflationary pressure and various appreciating currencies versus the U.S. dollar and in particular, the Brazilian real during the growing season.  Recently these trends have reversed somewhat as an impact of the current financial crisis. Working closer with our dedicated customer base also played a major role in improved performance this year versus the prior year, as we worked in concert with them to anticipate their evolving requirements.

Liquidity

Our liquidity as of March 31, 2009, was $489.8 million comprised of $87.7 million of cash and $402.1 million of available credit, that includes $185.0 million undrawn on our $305.0 million senior credit facility, $2.9 million of other long term debt, $174.1 million of notes payable to banks, and $40.1 million exclusively for letters of credit.  While the global capital markets remain challenged by the current financial crisis our access to capital has remained in line with management’s expectations and required levels to adequately fund ongoing business requirements.  We continue to monitor unfolding financial market developments, with a view toward adjusting our strategy if warranted to protect capital and liquidity, while maintaining funding sources, controlling costs and maximizing enterprise flexibility.  As a result, we have borrowed $120.0 million under our revolver and reduced borrowing under foreign seasonal lines of credit because of more attractive interest rates.  Challenges in anticipating future financial market changes, coupled with the seasonal nature of our business, industry and country supply and demand levels, as well as other external economic and currency factors that may change quickly and in an unanticipated manner, could negatively impact our results. As part of addressing these risks, our liquidity is derived from a numbers of sources including cash from operations, our committed Senior Credit Facility, sale of accounts receivable, active working capital management, advances from our well-capitalized customers, and lastly, bilateral short-term credit lines throughout the world. Additionally, our primary overnight cash investments are with financial institutions that have government guaranties, though in amounts that may exceed applicable guarantee levels, and we do not invest cash in auction rate securities or mortgage backed money market funds. Our strategy to protect capital and ensure appropriate liquidity management is dynamic and will be modified to meet changing market conditions.

Outlook

Industry stocks have remained tight but it is anticipated that the Malawi burley crop that is beginning harvest will increase global supplies of burley tobacco significantly, although other factors may result in higher costs to procure this tobacco. Global flue cured and oriental production should be relatively unchanged with some cost increases probable over the next twelve months. We continue to work closely with our global farmer base to ensure their sustainability while using our significant agronomy resources to also ensure that best practices and total product integrity is being maintained in the face of increasing product regulation.  One of the primary challenges we face is potential further adjustments that may be necessary due to the continuing dynamic global financial uncertainty.  We continue to attract working capital financing with appropriate levels of liquidity but at a higher cost. Further decline in the global financial systems could negatively impact our ability to secure cost effective funding, so we are monitoring the fluid situation, planning with our well-capitalized customers while working closely with our global financing sources.  When combined with further expense control and focus on specific global markets that are growing, our balanced approach and delivery of goods and services should provide value.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Consolidated Statement of Operations
	Twelve Months Ended March 31,
		Change			Change
(in millions)	2009	$	%	2008	$	%	2007
Sales and other operating revenues	$2,258.2	$ 246.7	12.3	$2,011.5	$ 32.4	1.6	$1,979.1
Gross profit	360.8	110.4	44.1	250.4	(45.3)	(15.3)	295.7
Selling, administrative and general expenses	156.0	(1.4)	(0.9)	157.4	(0.9)	(0.6)	158.3
Other income	0.2	(20.0)		20.2	14.1		6.1
Goodwill impairment	-	-		-	-		-
Restructuring and asset impairment charges	0.6	(19.0)		19.6	(10.2)		29.8
Debt retirement expense	1.0	(4.9)		5.9	2.0		3.9
Interest expense	98.0	(3.9)		101.9	(3.7)		105.6
Interest income	3.8	(12.4)		16.2	7.6		8.6
Derivative financial instruments income	-	-		-	(0.3)		0.3
Income tax expense (benefit)	(22.0)	(16.5)		(5.5)	(21.6)		16.1
Equity in net income of investee companies	1.5	(0.3)		1.8	0.8		1.0
Minority interests (income)	0.7	0.3		0.4	(0.3)		0.7
Income (loss) from discontinued operations	0.4	(7.5)		7.9	26.6		(18.7)
Cumulative effect of accounting changes, net of income tax	-	-		-	0.3		(0.3)
Net income (loss)	$ 132.6*	$ 115.7*		$ 16.9*	$ 38.5		$ (21.6)*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Twelve Months Ended March 31,
		Change			Change
(in millions, except per kilo amounts)	2009	$	%	2008	$	%	2007
Tobacco sales and other operating revenues:
Sales and other operating revenues	$ 2,172.7	$ 239.7	12.4	$ 1,933.0	$ 23.7	1.2	$ 1,909.3
Kilos	498.0	(58.1)	(10.4)	556.1	(28.8)	(4.9)	584.9
Average price per kilo	$ 4.36	$ 0.88	25.3	$ 3.48	$ 0.22	6.7	$ 3.26
Processing and other revenues	$ 85.5	7.0	8.9	$ 78.5	$ 8.7	12.5	$ 69.8
Total sales and other operating revenues	$ 2,258.2	$ 246.7	12.3	$ 2,011.5	$ 32.4	1.6	$ 1,979.1

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2009 to the Year Ended March 31, 2008

Sales and other operating revenues.  The increase of 12.3% from $2,011.5 million in 2008 to $2,258.2 million in 2009 is the result of a 25.3% or $0.88 per kilo increase in average sales prices and an 8.9% or $7.0 million increase in processing and other revenues partially offset by a 10.4% or 58.1 million kilo decrease in quantities sold.

South America region.  Tobacco revenues increased $19.8 million, reflecting an increase of $1.16 per kilo in average sales prices substantially offset by a decrease of 58.8 million kilos in quantities sold.  The increase in average sales price is primarily due to improved customer pricing and the decrease in volume is mainly attributable to reduced inventories carried over from the prior fiscal year and smaller crop sizes.

Other regions.  Tobacco revenues increased $220.0 million or 20.2% primarily as a result of a $0.70 per kilo increase in average sales prices and a slight increase of 0.7 million kilos in quantities sold.  Average sales price increases due to improved customer pricing, as well as increased byproduct volumes in the Africa region, were the primary contributors to the increase in revenues in the Other Regions operating segment.  Average sales prices and changing product mix as well as increased volumes in the Asia and North America regions also contributed significantly to the increase in revenues.  In Europe, improved customer pricing more than offset decreased volumes that resulted from the exit from the Greek and Spanish tobacco markets as well as reduced demand in Russia.  Processing and other revenues increased 8.9% or $7.0 million from $78.5 million in 2008 to $85.5 million in 2009 primarily as a result of increased processing volumes and prices in Africa.

Gross profit as a percentage of sales.  Gross profit increased 44.1% from $250.4 million in 2008 to $360.8 million in 2009 and the gross profit percentage increased as well from 12.4% in 2008 to 16.0% in 2009.

South America region.  Gross profit in the South America Region operating segment increased $26.1 million primarily as a result of the nonrecurrence of significant grower bad debt and interstate trade tax provisions in the prior year.  In 2008, as a result of the poor quality of the 2006 crop and the resulting surplus quantities on hand combined with substantial increases in both green tobacco and tobacco processing costs for the 2006 and 2007 crops due to the strengthening Brazilian real, 2007 crop production and purchases declined as expected.  The continued decline in market conditions again resulted in an increased grower bad debt provision for the 2007 crop.  As a result, a $37.5 million bad debt provision associated with farmer accounts related to the cumulative impact of the lower quality of the 2006 crop and smaller 2007 crop was recorded.  The positive impact on gross profit from the nonrecurrence of these provisions in 2009 was partially offset by the impact of decreased volumes and net losses on derivative financial instruments.  During 2009, the gross profit from sales of the 2008 crop remain negatively impacted by higher grower bad debt and other costs that result from the decreased supply of tobacco volumes available.  However, increased sales prices mitigate the impact of these higher costs.  The net impact to gross profit from derivative financial instruments was a reduction of $9.3 million compared to the prior year as a result primarily of the volatility in the Brazilian real.

Other Region.  The increase in gross profit of $84.3 million is primarily attributable to the Africa and Asia regions.  Gross profit in Africa increased as a result of better sales prices and increased volumes combined with lower freight costs and lower period costs as a result of more throughput due to increased third party processing.  Gross profit in Asia increased as a result of delayed shipments from the prior fiscal year into the current fiscal year, increased sales prices in all Asian regions, changing product mix and lower freight costs.  Gross profit in the Europe region improved as a result of improved customer pricing, lower period costs and the favorable impact of exchange rates.  The North America region results remained relatively consistent with the prior year.

Selling, administrative and general expenses decreased $1.4 million or 0.9% from $157.4 million in 2008 to $156.0 million in 2009.  The decrease is primarily due to reduced travel, insurance and the movement of foreign currency exchange rates which were partially offset by increased incentive compensation costs.  The stronger U.S. dollar positively impacted expenses denominated in foreign currencies, primarily Brazilian Reals, Euros and Pounds Sterling.  Foreign currency denominated expenses accounted for approximately 29.4% and 33.1% of the total selling, administrative and general expenses in 2009 and 2008, respectively.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2009 to the Year Ended March 31, 2008 (Continued)

Other income decreased $20.0 million from $20.2 million in 2008 to $0.2 million in 2009.  The decrease is primarily attributable to the gains of approximately $9.5 million and $7.0 million on the non-recurring sales of the Malawi factory and Greek properties, respectively, in 2008.  These sales occurred primarily during the fourth quarter of fiscal 2008. The remaining decrease in other income between 2008 and 2009 is primarily the change in gains on other sales of fixed assets.  See Note A “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” for further information.

Restructuring and asset impairment charges were $0.6 million in 2009 compared to $19.6 million in 2008.  The charges in 2009 are primarily employee severance charges related to the closure of an operation in Germany.  In 2008, asset impairment charges of $10.6 million were incurred primarily as a result of a $6.1 million charge from the sale of our interest in Compania General de Tabacos de Filipinas (“CdF”).  In addition, we reported an impairment charge of $2.7 million related to long-lived assets in Turkey as a result of significant reductions in future Turkish flue cured and burley tobacco volumes. The remaining restructuring charges of $9.0 million were substantially employee severance charges primarily in Malawi due to the sale of one of the Malawi factories, in Turkey due to the significant reductions in future volumes, in Brazil due to the sale of one of the operating facilities as previously disclosed and other employee severance charges as the execution of our merger integration plan continued.  See Note D “Restructuring and Assets Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

Debt retirement expense of $1.0 million in 2009 and $5.9 million in 2008 relate to accelerated amortization of debt issuance costs as a result of debt prepayment and retirement in both years as well as other one time costs associated with the retirement of senior notes including premiums paid for the repurchase of the senior notes and other debt related fees.

Interest expense decreased $3.9 million from $101.9 million in 2008 to $98.0 million in 2009.  Interest expense decreased primarily due to the reduced impact of Brazilian farmer financing in 2009 compared to 2008 and lower average rates.  The decrease in expense was substantially offset by higher average borrowings.

Interest income was $3.8 million in 2009 and $16.2 million in 2008.  The decrease of $12.4 million was primarily due to lower cash balances and decreased interest income from Brazilian farmer refinancing in 2009 compared to 2008.

Effective tax rates were a benefit of (20.1)% and (268.8)% during the years ended March 31, 2009 and 2008, respectively.  Effective tax rates are largely determined by the distribution of taxable income among various taxing jurisdictions as well as management’s judgment on the ability to realize the tax benefits of deferred tax assets.  The significant variance from the statutory tax rate in 2009 is due primarily to the decrease in the valuation allowance, foreign income tax rates lower than the U.S. rate, permanent differences related to local goodwill amortization, and to exchange gains and losses and currency translation adjustments.  Our valuation allowances are reviewed when the outlook for utilizing those credits changes. The significant variance from the statutory rate in 2008 is due primarily to permanent differences related to local goodwill amortization and to exchange gains and losses and currency translation adjustments, partially offset by an increase to the valuation allowance.  See Note L “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

Income from discontinued operations was $0.4 million in 2009 compared to $7.9 million in 2008.  The decrease of $7.5 million is primarily due to gains on the sale of the remaining wool assets of $7.2 million in 2008.  See Note C “Discontinued Operations” to the “Notes to Consolidated Financial Statements” for further information.

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

South America region.  Tobacco revenues increased $121.5 million, reflecting increases of 32.6 million kilo in quantities sold and $0.05 per kilo in average sales prices versus the prior year.  The return of certain customer sales in 2008 as well as increased demand for Brazilian tobacco are the primary reasons for the increase in the South America operating segment revenues.

Other regions.  Tobacco revenues decreased $97.8 million due to a 61.3 million kilo decrease in quantities sold, partially offset by a $0.32 per kilo increase in average sales prices.  The decrease in volumes was primarily as a result of opportunistic sales of U.S. inventories that occurred in the prior year.  The decrease in sales also reflected the exit from the European markets in Greece and Spain, decreased volumes available in Zimbabwe and reduced sales from Malawi and Zambia due to smaller 2007 crops.  These decreases were partially offset by Asian sales due to increased demand for these tobaccos.  Processing and other revenues increased 12.5% from $69.8 million in 2007 to $78.5 million in 2008 primarily as a result of increased processing volumes and prices in the United States.

Gross profit as a percentage of sales.  Gross profit decreased 15.3% from $295.7 million in 2007 to $250.4 million in 2008 and the gross profit percentage decreased from 14.9% in 2007 to 12.4% in 2008.

South America region.  Gross profit declined $38.8 million in 2008 compared to 2007.  Although 2008 volumes increased, 2007 results included the reversal of a reserve for interstate trade tax assets from the State of Rio Grande do Sul as the assets were determined to be realizable due to an amended agreement with the government.  In addition, gross margin was negatively impacted by a $37.5 million bad debt provision associated with farmer accounts related to the cumulative impact of the lower quality of the 2006 crop and smaller 2007 crop. The continued impact of the strengthening Brazilian real also had a negative impact on gross margin as we experienced substantial increases in both green tobacco and tobacco processing costs for the 2006 and 2007 crops.  Management considered the 2007 crop to be of improved quality.  However, as a result of the poor quality of the 2006 crop and the resulting surplus quantities on hand, 2007 crop production and purchases declined as planned.  The decline in market conditions again resulted in an increased grower bad debt provision for the 2007 crop.  During 2008, a provision of $6.2 million related to interstate trade taxes receivable from the State of Parana was recorded which also negatively impacted Brazilian gross profits.  See Note P “Contingencies - Non-Income Tax” to the “Notes to Consolidated Financial Statements” for further information.  These cost increases in 2008 were partially offset by an $8.6 million inventory valuation adjustment in 2007 as a result of poor quality crops.

Other Region.  Gross profit in 2008 decreased $6.5 million primarily as a result of the increased cost of the 2007 burley crop in Malawi that was being sold.  A smaller crop size due to weather, coupled with an increase of competition within the Malawi market, almost doubled the average auction prices for the 2007 crop in Malawi. In addition, the reduction in crop purchases also increased the per kilo processing and overhead costs allocated to the 2007 crop.  Negotiated sales price increases were insufficient to compensate for lost volumes thereby resulting in decreased 2008 margins. These factors had a material negative impact on Other Region gross profit as the remainder of the 2007 Malawi burley crop was sold in fiscal 2009. Also negatively impacting gross profit in the Africa region was the short crop in Zambia and the decrease in volumes available from Zimbabwe.  Partially offsetting these decreases in gross profit were increases in gross profit from the Asia, Europe and North America operating segments.  The increases in gross profit were primarily related to decreased inventory valuation adjustments of approximately $6.3 million as well as the timing of shipments in the current year in the oriental markets in Bulgaria and Serbia and increased volumes in certain Asian markets.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2008 to the Year Ended March 31, 2007 (Continued)

Other income increased $14.1 million from $6.1 million in 2007 to $20.2 million in 2008.  The increase was primarily attributable to the gains of approximately $9.5 million and $7.0 million on the sales of the Malawi factory and Greek properties, respectively.  These sales occurred primarily during the fourth quarter of fiscal 2008. The remaining 2008 income was primarily other gains on sales of fixed assets.  The 2007 income was primarily related to the final collection of pre-1991 Gulf War Iraqi receivables written off in prior years and gains on fixed asset sales.  See Note A “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” for further information.

Restructuring and asset impairment charges were $19.6 million in 2008 compared to $29.8 million in 2007.  During 2008, we incurred asset impairment charges of $10.6 million which were primarily the result of a $6.1 million charge from the sale of CdF.  In addition, we reported an impairment charge of $2.7 million related to long-lived assets in Turkey as a result of significant reductions in future Turkish flue cured and burley tobacco volumes. The remaining restructuring charges of $9.0 million were substantially employee severance charges primarily in Malawi due to the sale of one of the Malawi factories, in Turkey due to the significant reductions in future volumes, in Brazil due to the sale of one of the operating facilities and other employee severance charges as we continued the execution of our merger integration plan.  The 2007 costs relate to additional impairment charges of $13.2 million to write down our Zimbabwe operations to zero as a result of the continuing political and economic strife as well as the further decline in crop size.  Other asset impairment charges of $6.7 million related to assets in the United States, Thailand and Greece, primarily machinery and equipment.  The remaining $9.9 million in 2007 related primarily to employee severance and other integration related charges as a result of the merger.  See Note D “Restructuring and Assets Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

Debt retirement expense of $5.9 million in 2008 related to accelerated amortization of debt issuance costs as a result of debt prepayment and retirement as well as other one time costs associated with the retirement of senior notes including premiums paid for the repurchase of the senior notes and other debt related fees.  Debt retirement expense of $3.9 million in 2007 related to one time costs of refinancing our senior secured credit facility.

Interest expense decreased $3.7 million from $105.6 million in 2007 to $101.9 million in 2008 primarily due to lower average borrowings.

Interest income was $16.2 million in 2008 and $8.6 million in 2007.  The increase of $7.6 million was primarily due to higher cash balances in 2008 and increased interest income from Brazilian farmer refinancing.

Effective tax rates were a benefit of (268.8)% in 2008 and an expense of 122.7% in 2007.  Effective tax rates were largely determined by the distribution of taxable income among various taxing jurisdictions as well as management’s judgment on the ability to realize the tax benefits of deferred tax assets.  The significant variance from the statutory tax rate in 2008 was due primarily to permanent differences related to local goodwill amortization and to exchange gains and losses and currency translation adjustments, partially offset by increases to valuation allowance.  The significant unfavorable variance from the statutory rate in 2007 was primarily due to the inability to recognize the benefit of losses in certain jurisdictions and the additional income tax accrual for the tax audit in Germany.  See Note L “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.  The effective rate was favorably impacted as a result of the reduction in tax rates in Turkey and a reduction in valuation allowance related to U.S. foreign tax credit carryovers.

Income (loss) from discontinued operations was $7.9 million in 2008 compared to $(18.7) million in 2007.  The increase of $26.6 million was primarily due to gains on the sale of the remaining wool assets of $7.2 million in 2008, 2007 charges of $9.3 million related to finalizing our exit from the Italian market and a 2007 fair value adjustment to inventory in Mozambique for $1.1 million.  The remaining increase of $9.0 million is due to our exit from the discontinued operations in Italy, Mozambique and wool operations.  See Note C “Discontinued Operations” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Overview

Historically we have needed capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to farmers for pre-financing tobacco crops in certain foreign countries.  Purchasing, processing and selling activities of our business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be significantly greater or less as a result.  Our long term borrowings consist of unsecured senior and subordinated notes as well as a senior secured revolving credit facility. We also have short term lines of credit available with a number of banks throughout the world to provide needed seasonal working capital to correspond with regional peaks of our business. Over the fiscal year a combination of further devaluation of the U.S. dollar versus most of the currencies that we experience costs in, coupled with lower customer advances, as well as increased inflationary pressure on commodity and green tobacco costs have required higher working capital, shorter term credit line availability and utilization, while overall working capital has increased since March 31, 2008.  In conjunction with our farmer debt guarantee and pre-financing activities, we reported $95.2 million of farmer credit lines on our balance sheet as our debt as of March 31, 2008 and relieved associated guarantees to various banks.  Following repayments on these lines over the year, a balance of $37.3 million remains on our balance sheet as our debt as of March 31, 2009.  Over the last twelve months and in line with one of management’s stated areas of focus we continued to reduce debt, net of cash, by $13.8 million from $858.0 million as of March 31, 2008 to $844.2 million as of March 31, 2009.  From time to time in the future, we may elect to redeem, repay, retire or cancel indebtedness prior to stated maturity under our senior secured credit agreement or indentures, as permitted therein.

          At March 31, 2009, we had $87.7 million in cash on our balance sheet, $120.0 million in borrowings under our $305.0 million revolving credit facility with $185.0 million available, $261.5 million outstanding under foreign lines with $174.1 million available under those lines and $42.3 million outstanding of other debt with $2.9 million available for a total of $449.7 million of debt availability and cash on hand around the world, excluding $3.8 million in issued but unfunded letters of credit with $40.1 million available. Another source of liquidity as of March 31, 2009 was $72.7 million funded under our $100.0 million receivable sale program, which was increased from $55.0 million as of March 31, 2008, with improved pricing and its maturity extended for five years from origination.  Additionally, customers advances were $44.4 million in 2009 compared to $91.9 million in 2008.  To the extent that these customers do not provide this advance funding, we must provide financing for their inventories.  Should customers pre-finance less in the future for committed inventories, this action could negatively affect our short term liquidity.  At March 31, 2009, we had no material capital expenditure commitments.  We believe that the sources of capital we possess, or have access to, will be sufficient to fund our anticipated needs for fiscal year 2010.  No cash dividends were paid to stockholders during the twelve months ended March 31, 2009.  See Note G “Short-term Borrowing Arrangements” and Note Q “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

          Seasonal liquidity beyond cash flow from operations is provided by our revolving credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable.  As of March 31, 2009, we are in our working capital build and nearing our high point in seasonally adjusted working capital borrowing. Borrowings related to South America are approaching full utilization as tobacco from the most recent crop is being purchased and processed, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well.  North America and Europe are still selling and planning for the next crop that is now being grown.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Working Capital

Our working capital increased from $440.2 million at March 31, 2008 to $620.9 million at March 31, 2009.  Our current ratio was 2.0 to 1 at March 31, 2009 compared to 1.6 to 1 at March 31, 2008.  The increase in working capital is primarily related to a decrease in notes payable to banks and advances from customers.  The decrease in notes payable to banks is primarily due to an increase of $120.0 million in revolver borrowings at March 31, 2009 which is classified as long-term debt.  Decreases in cash were offset by increases in advances on purchases of tobacco while total inventory costs remained consistent.

          The following table is a summary of items from the Consolidated Balance Sheet and Consolidated Statements of Cash Flows.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2009	$	%	2008	$	%	2007
Cash and cash equivalents	$ 87.7	$ (24.5)	(21.8)	$ 112.2	$ 31.9	39.7	$ 80.3
Net trade receivables	175.7	(5.3)	(2.9)	181.0	(36.8)	(16.9)	217.8
Inventories and advances on purchases of tobacco	825.0	23.2	2.9	801.8	71.5	9.8	730.3
Total current assets	1,232.3	40.4	3.4	1,191.9	60.3	5.3	1,131.6
Notes payable to banks	261.5	(125.7)	(32.5)	387.2	208.1	16.2	179.1
Accounts payable	120.2	(38.3)	(24.2)	158.5	(29.5)	(15.7)	188.0
Advances from customers	44.4	(47.5)	(51.7)	91.9	(33.5)	(26.7)	125.4
Total current liabilities	611.4	(140.3)	(18.7)	751.7	152.0	25.3	599.7
Current ratio	2.0 to 1			1.6 to 1			1.9 to 1
Working capital	620.9	180.7	41.0	440.2	(91.7)	(17.2)	531.9
Total long term debt	652.6	88.6	15.7	564.0	(162.6)	(22.4)	726.6
Stockholders’ equity	326.7	115.2	54.5	211.5	(14.0)	(6.2)	225.5

Net cash provided (used) by:
Operating activities	33.6	(4.2)		37.8	(149.7)		187.5
Investing activities	(32.2)	(89.6)		57.4	13.1		44.3
Financing activities	(15.5)	52.9		(68.4)	110.7		(179.1)

Operating Cash Flows

Net cash provided by operating activities decreased $4.2 million in 2009 compared to 2008 which decreased $149.7 million compared to 2007.  Significant increased earnings in 2009 combined with the decrease in inventory and advances to suppliers was substantially offset by the increase in trade and other receivables and in deferred items.  The decrease in cash provided by operations in 2008 is primarily due to the increase in inventories and advances on purchases of tobacco and the change in cash used by discontinued operations which are partially offset by increases in accounts payable and accrued expenses.

Investing Cash Flows

Net cash provided by investing activities decreased $89.6 million in 2009 compared to 2008 which increased $13.1 million compared to 2007.  The decrease in cash provided in 2009 compared to 2008 is primarily due to a decrease in proceeds from the sale of property and equipment, cash received from the sale of CdF in 2008 and the purchase of foreign currency derivatives in 2009.  The increase in cash provided in 2008 compared to 2007 is primarily the increase in cash provided by discontinued operations as a result of the sale of the remaining wool assets.

Financing Cash Flows

Net cash used by financing activities decreased $52.9 million in 2009 compared to 2008 which decreased $110.7 million compared to 2007.  The decrease in cash used in 2009 compared to 2008 is primarily due to increased proceeds from long-term borrowings due to $120.0 million outstanding under our revolver at March 31, 2009 and a decrease in repayment of long-term borrowings due to significant prepayment of senior notes and retirement of Term Loan B in 2008.  Partially offsetting the decrease in cash used is less proceeds from short-term demand notes and the significant repayment of short-term borrowings as a result of financing our needs under our revolver agreement instead.  The decrease in cash used in 2008 compared to 2007 is primarily due to the change in short-tem borrowings as a result of a significant portion of the 2007 Brazil crop being financed with excess cash on hand in the prior year instead of short-term financing.  Substantially offsetting this increase in 2008 is the net decrease in proceeds and repayments from long-term borrowings as a result of the debt refinancing arrangements in the prior year.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

         The following table summarizes our debt financing as of March 31, 2009:

			March 31, 2009
	Outstanding		Lines and		Discount Amortization and
	March 31,		Letters	Interest		Repayment Schedule by Fiscal Year
(in millions except for interest rates)	2008	2009	Available	Rate		2010	2011	2012	2013	2014	Later
Senior secured credit facility:
Revolver	$ -	$ 120.0	$185.0	3.2%	(2)	$ -	$120.0	$ -	$ -	$ -	$ -

Senior notes:
11% senior notes due 2012	272.7	264.4	-	11.0%		-	-	-	264.4	-	-
8 ½% senior notes due 2012	149.4	149.5	-	8.5%		(.1)	(.2)	(.2)	150.0	-	-
Other (1)	10.2	10.2	-			-	-	3.5	6.3	.4	-
	432.3	424.1	-			(.1)	(.2)	3.3	420.7	.4	-

12 ¾% senior subordinated notes due 2012	92.6	84.0	-	12.8%		(1.2)	(1.5)	(1.7)	88.4	-	-

Other long-term debt	58.1	42.3	2.9	8.6%	(2)	19.1	11.3	10.5	.3	.4	.7

Notes payable to banks (3)	387.2	261.5	174.1	5.5%	(2)	-	-	-	-	-	-

Total debt	$ 970.2	$ 931.9	362.0			$17.8	$129.6	$12.1	$509.4	$ .8	$ .7

Short term	$ 387.2	$ 261.5
Long term:
Long term debt current	$ 19.0	$ 17.8
Long term debt	564.0	652.6
	$ 583.0	$ 670.4

Letters of credit	$ 22.2	$ 3.8	40.1

Total credit available			$402.1

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(2) Weighted average rate for the year ended March 31, 2009

(3) Primarily foreign seasonal lines of credit

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

Fifth Amendment.  On February 20, 2009, the Company closed the Fifth Amendment to the Credit Agreement which included the following modifications effective February 20, 2009:

•

Increased the revolving committed amount by $55.0 million from $250.0 million to $305.0 million;

•

Provided a waiver related to our Congo entity for potential events of default;

•

Amended and restated the consolidated EBIT, revolving commitment percentage and revolving lender definitions;

•

Increased the portion of the borrowings under the Revolver by the Company, as defined in the Credit Agreement, from $150.0 million to $200.0 million;

•

Amended the maximum consolidated leverage ratio to 5.0 to 1.0 for the period October 1, 2008 through and including June 30, 2009; 4.75 to 1.0 for the period July 1, 2009 through and including September 30, 2009; 4.50 to 1.0 for the period October 1, 2009 through and including December 31, 2009; 4.25 to 1.0 for the period January 1, 2010 through and including March 31, 2010 and 4.0 to 1.0 for the period April 1, 2010 and thereafter;

•

Decreased permitted foreign subsidiary indebtedness from $600.0 million to $545.0 million;

•

Decreased the permitted lien basket for foreign subsidiary debt from $275.0 million to $200.0 million;

•

Amendment to the acquisitions, advances, investments and loans section to allow for a potential acquisition not to exceed $90.0 million, subject to certain terms and conditions, and investment in Delta Technology and Management Services Private Limited not to exceed $.45 million;

•

Amendment to remove the Company’s ability to use the restricted basket to purchase all or any portion of the outstanding senior notes and/or senior subordinated notes; and

•

Amended the maximum uncommitted inventories basket to $225.0 million for the fiscal quarter ended December 31, 2008; $150.0 million for the fiscal quarter ended March 31, 2009; $225.0 million for the fiscal quarters ended June 30, 2009, September 30, 2009 and December 31, 2009; $150.0 million for the quarter ended March 31, 2010 and $225.0 million at the end of each fiscal quarter thereafter.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Senior Secured Credit Facility (Continued)

Borrowers and Guarantors.  One of the Company’s primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), is co-borrower under the Revolver, and the Company’s portion, as defined in the Credit Agreement, of the borrowings under the Revolver is limited to $200.0 million (per Amendment 5) outstanding at any one time.  One of the Company’s primary foreign trading companies, Alliance One International AG (“AOIAG”), is a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations are also currently guaranteed by the Company and must be guaranteed by any of its material direct or indirect domestic subsidiaries.

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

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or twelve months ended March 31, 2009.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on the Company’s liquidity and financial condition.

Senior Notes

On May 13, 2005, the Company issued $315.0 million of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150.0 million of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the year ended March 31, 2008, the Company purchased $42.3 million of its $315.0 million 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $272.7 million of the 11% Senior Notes outstanding at March 31, 2008.  Associated cash premiums paid were $2.0 million and non-cash deferred financing costs of $0.7 million were accelerated.  During the year ended March 31, 2009, the Company purchased $8.3 million of its $315.0 million 11% senior notes due 2012 on the open market.  All purchased securities were canceled leaving $264.4 million of the 11% senior notes outstanding at March 31, 2009.  Associated cash premiums paid were $.1 million and non-cash deferred financing costs of $.1 million were accelerated.  From time to time in the future the Company may purchase more of its debt securities through a tender process as permitted.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or twelve months ended March 31, 2009.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Senior Subordinated Notes

On May 13, 2005, the Company issued $100.0 million of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  During the year ended March 31, 2009, the Company purchased $10.5 million of its $100.0 million 12 3/4% senior subordinated notes due 2012 on the open market.  All purchased securities were canceled leaving $89.5 million of the 12 3/4% senior subordinated notes outstanding at March 31, 2009.  Associated non-cash deferred financing costs, net of discount, of $0.8 million were accelerated.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2009, the Company had approximately $261.5 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $479.5 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $40.1 million available in unused letter of credit capacity with $3.8 million issued but unfunded.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2009.

		Payments / Expirations by Period
(in millions)	Total	2010	Years 2011-2012	Years 2013-2014	After 2014
Long-Term Debt Obligations*	$ 864.6	$ 80.6	$ 259.1	$ 524.1	$ 0.8
Capital Lease Obligations*	0.1	0.1	-	-	-
Operating Lease Obligations	19.5	5.0	6.3	3.7	4.5
Tobacco Purchase Obligations	664.0	661.6	2.4	-	-
Retained Interest in Receivables Sold	26.8	26.8	-	-	-
Amounts Guaranteed for Tobacco Suppliers	157.7	143.6	11.6	2.5	-
Total Contractual Obligations and Other Commercial Commitments	$1,732.7	$917.7	$ 279.4	$ 530.3	$ 5.3

*

Long-Term Debt Obligations and Capital Lease Obligations include projected interest for both fixed and variable rate debt.  We assume that there will be no drawings on the senior secured revolving credit facility in these calculations.  The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2009.  These calculations also assume that there is no refinancing of debt during any period.  These calculations are on Long-Term Debt Obligations and Capital Lease Obligations only.

          We do not have any other off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the rules of SEC Release No. FRR-67, Disclosure in Management’s Discussion and Analysis about Off-Balance Sheet Arrangements and Aggregate Contractual Obligations.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

Retained Interest in Receivables Sold

We sell accounts receivable in a revolving trade accounts receivable securitization.  Under the agreement, we receive 90% of the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer.  Our 10% retained interest is subordinate to the purchaser of the receivables.  See Note Q “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

Amounts Guaranteed for Tobacco Suppliers

In Brazil, Argentina, Malawi, and Guatemala we provide guarantees to ensure financing is available to our tobacco suppliers.  In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers.  See Note B “Advances on Purchases of Tobacco” and Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for further information.

Planned Capital Expenditures

We have projected a total of $20.0 million in capital investments for our 2010 fiscal year.  We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

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

Critical Accounting Estimates

The preparation of financial statements in accordance with generally accepted accounting principles in the United States (GAAP) requires the use of estimates and assumptions that have an impact on the assets, liabilities, revenue and expense amounts reported.  These estimates can also affect supplemental disclosures including information about contingencies, risk and financial condition.

          Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions.  Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied.  Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee.  Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements.  For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment. Also see Note A “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” which discusses the significant accounting policies that we have selected from acceptable alternatives.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates (Continued)

Inventories

Inventories are valued at the lower of cost or market. Inventories are reviewed and written down for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand is lower or market conditions vary unfavorably from those projected by management, additional write-downs to lower of cost or market value may be required.  Inventory write-downs for the years ended March 31, 2009 and 2008 were $0.3 million and $1.9 million, respectively.  See Note A “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information.

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

Critical Accounting Estimates (Continued)

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

          We recognized impairment losses on long-lived assets of $10.6 million and $19.9 million during the fiscal years ending 2008 and 2007, respectively.  See Note D “Restructuring and Asset Impairment Charges” to the “Notes to Consolidated Financial Statements” for further information.

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

Stock Based Compensation

We account for our stock based compensation under the fair value recognition provisions of Statement of Financial Accounting Standards No. 123(R), Share-Based Payment.  We have granted awards under various share based payment plans and utilize the Black-Scholes model for option valuation and the fair value on grant date to estimate the fair value of restricted stock and restricted stock units.  Certain restricted stock and restricted stock unit awards contain performance conditions based on future earnings, which are periodically re-evaluated.  The fair value of those awards is calculated by multiplying the stock price on the date of grant by the expected payout percentage and the number of awards granted.  We account for these awards over the two year term of the award based on the grant date fair value.  We also have stock appreciation rights that permit settlement in cash at the optionee’s discretion.  The fair value of these awards is re-measured each reporting period.

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

Critical Accounting Estimates (Continued)

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions.  Changes in assumptions are made if there are significant deviations or if future expectations change significantly.  Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $1.2 million in the fiscal year ended March 31, 2010 as compared to March 31, 2009.  We continually evaluate ways to better manage benefits and control costs.  The cash contribution to our employee benefit plans in 2009 was $14.5 million and is expected to be $9.7 million in 2010.

          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.  Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.

          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(12,818)	$ (748)
1% decrease in discount rate	$ 14,767	$ 901

1% increase in salary increase assumption	$ 1,173	$ 458
1% decrease in salary increase assumption	$ (1,105)	$ (472)

1% increase in cash balance crediting rate	$ 1,377	$ 252
1% decrease in cash balance crediting rate	$ (1,207)	$ (153)

1% increase in rate of return on assets		$ (806)
1% decrease in rate of return on assets		$ 806

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates (Continued)

Pensions and Postretirement Health Care and Life Insurance Benefits (Continued)

Changes in assumptions for other post retirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation.  See Note M “Employee Benefits” to the “Notes to Consolidated Financial Statements” for further information.

Other Estimates and Assumptions

Other management estimates and assumptions are routinely required in preparing our financial statements, including the determination of valuation allowances on accounts receivable, value-added tax credits in Brazil and the 2007 write-down of our Zimbabwe investment to zero. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on our best judgment.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following: (a) transaction costs will generally be expensed, (b) in-process research and development will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned, (c) contingencies, including contingent consideration, will generally be  recorded  at fair value with subsequent adjustments recognized in operations, and (d) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. SFAS No. 141R is effective for the Company as of April 1, 2009. The Company is evaluating the impact of SFAS No. 141R on its financial condition and results of operations.

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

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP is effective for the Company as of April 1, 2009. The Company is evaluating the impact of this FSP on its financial condition and results of operations.

          In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”). The objective of EITF 08-3 is to clarify how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. EITF 08-3 is effective for the Company as of April 1, 2009. The Company is evaluating the impact of EITF 08-3 on its financial condition and results of operations.

          In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The objective of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for the Company as of April 1, 2009. The Company is evaluating the impact of EITF 08-6 on its financial condition and results of operations.

          In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP”).  This FSP amends FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is prepared. The disclosures about plan assets required by this FSP are required for the Company in its fiscal year ending March 31, 2010.  The Company is evaluating the impact of this FSP on its financial condition and results of operations.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  In our statement of income, we have recognized no exchange gain or loss in 2009, an exchange gain of $4.1 million in 2008 and an exchange loss of $0.2 million in 2007.  We have recognized an exchange loss of $9.9 million and an exchange gain of $1.9 million related to tax balances in our tax expense for the fiscal years ended March 31, 2009 and 2008, respectively.  In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income.  We recognized a loss of $7.0 million and a gain of $6.5 million in 2009 and 2008, respectively, as a result of fluctuations in these currencies.

          Our consolidated selling, administrative and general (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses accounted for approximately 29% or $45.9 million of our total SG&A expenses for the twelve months ended March 31, 2009.  A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.6 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $11.3 million.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS) Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2009	2008	2007
Sales and other operating revenues	$ 2,258,219	$ 2,011,503	$ 1,979,078
Cost of goods and services sold	1,897,380	1,761,111	1,683,339
Gross profit	360,839	250,392	295,739
Selling, administrative and general expenses	156,000	157,405	158,342
Other income, net	214	20,188	6,076
Restructuring and asset impairment charges	591	19,580	29,773
Operating income	204,462	93,595	113,700
Debt retirement expense	954	5,909	3,860
Interest expense	97,984	101,885	105,635
Interest income	3,808	16,245	8,591
Derivative financial instruments income	-	-	290
Income before income taxes and other items	109,332	2,046	13,086
Income tax expense (benefit)	(22,020)	(5,499)	16,062
Equity in net income of investee companies	1,478	1,829	1,014
Minority interests expense	679	368	653

Income (loss) from continuing operations	132,151	9,006	(2,615)
Income (loss) from discontinued operations, net of tax	407	7,855	(18,730)
Cumulative effect of accounting changes, net of income taxes	-	-	(252)

NET INCOME (LOSS)	$ 132,558	$ 16,861	$ (21,597)
Other comprehensive income (loss):
Net income (loss)	$ 132,558	$ 16,861	$ (21,597)
Currency translation adjustment	(7,024)	6,496	9,521
Pension adjustment, net of tax $(3,378) in 2009,
$(3,450) in 2008 and $241 in 2007	(13,165)	(6,949)	639
Total comprehensive income (loss)	$ 112,369	$ 16,408	$ (11,437)

Basic Earnings (Loss) Per Share
Income (loss) from continuing operations	$1.50	$0.10	$(0.03)
Income (loss) from discontinued operations	-	0.09	(0.22)
Cumulative effect of accounting changes, net of income taxes	-	-	-
Net income (loss)	$1.50	$0.19	$(0.25)

Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$1.49	$0.10	$(0.03)
Income (loss) from discontinued operations	-	0.09	(0.22)
Cumulative effect of accounting changes, net of income taxes	-	-	-
Net income (loss)	$1.49	$0.19	$(0.25)

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS Alliance One International, Inc. and Subsidiaries

	March 31,	March 31,
(in thousands)	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$ 87,665	$ 112,214
Trade and other receivables, net	175,705	180,997
Accounts receivable, related parties	29,765	-
Inventories:
Tobacco	627,496	649,555
Other	59,693	39,267
Advances on purchases of tobacco, net	137,824	112,989
Recoverable income taxes	3,995	12,841
Current deferred taxes	24,837	20,836
Prepaid expenses	47,800	50,668
Assets held for sale	4,411	4,885
Current derivative asset	23,469	-
Other current assets	9,603	7,382
Assets of discontinued operations	-	236
Total current assets	1,232,263	1,191,870
Other assets
Investments in unconsolidated affiliates	21,675	21,582
Goodwill and other intangible assets	49,877	37,999
Deferred income taxes	142,832	96,110
Other deferred charges	13,278	11,417
Other noncurrent assets	95,640	135,610
	323,302	302,718

Property, plant and equipment, net	202,954	218,277
	$1,758,519	$1,712,865

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 261,468	$ 387,157
Accounts payable	120,214	157,478
Due to related parties	27,488	993
Advances from customers	44,440	91,919
Accrued expenses and other current liabilities	97,644	88,503
Current derivative liability	25,670	-
Income taxes	16,659	6,522
Long-term debt current	17,842	19,004
Liabilities of discontinued operations	-	81
Total current liabilities	611,425	751,657

Long-term debt	652,584	563,973
Deferred income taxes	8,230	10,527
Liability for unrecognized tax benefits	58,135	53,370
Pension, postretirement and other long-term liabilities	97,365	118,248
	816,314	746,118

Minority interest in subsidiaries	4,119	3,623

Commitments and contingencies	-	-

Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 96,827 issued and 88,974 outstanding (88,897 at March 31, 2008)	468,195	462,798
Retained deficit	(128,409)	(258,395)
Accumulated other comprehensive income (loss)	(13,125)	7,064
	326,661	211,467
	$1,758,519	$1,712,865

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY Alliance One International, Inc. and Subsidiaries

				Accumulated Other Comprehensive Income
(in thousands, except per share amounts)	Common Stock	Unearned Compensation	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Total Stockholders’ Equity

Balance, March 31, 2006	$451,388	$ (3,134)	$(219,937)	$(10,863)	$ (3,267)	$ 214,187
Net loss for the year	-	-	(21,597)	-	-	(21,597)
Adoption of FAS 123R	(3,134)	3,134	-	-	-	-
Restricted stock surrendered	(452)	-	-	-	-	(452)
Earned compensation	2,965	-	-	-	-	2,965
Exercise of employee stock
options	7,266	-	-	-	-	7,266
Stock-based compensation	1,530	-	-	-	-	1,530
Conversion of foreign currency
financial statements	-	-	-	9,521	-	9,521
Adjustment in the minimum
pension liability	-	-	-	-	639	639
Adoption of FAS 158	-	-	-	-	11,487	11,487

Balance, March 31, 2007	$459,563	$ -	$(241,534)	$ (1,342)	$ 8,859	$ 225,546
Net income for the year	-	-	16,861	-	-	16,861
Restricted stock surrendered	(1,479)	-	-	-	-	(1,479)
Exercise of employee stock
options	1,625	-	-	-	-	1,625
Stock-based compensation	3,089	-	-	-	-	3,089
Conversion of foreign currency
financial statements	-	-	-	6,496	-	6,496
Adjustment in pensions	-	-	-	-	(6,949)	(6,949)
Adoption of FIN 48	-	-	(33,722)	-	-	(33,722)

Balance, March 31, 2008	$462,798	$ -	$(258,395)	$ 5,154	$ 1,910	$ 211,467
Net income for the year	-	-	132,558	-	-	132,558
Restricted stock surrendered	(284)	-	-	-	-	(284)
Employee stock option related	40	-	-	-	-	40
Stock-based compensation	5,641	-	-	-	-	5,641
Conversion of foreign currency
financial statements	-	-	-	(7,024)	-	(7,024)
Adjustment in pensions	-	-	-	-	(13,165)	(13,165)
Adoption of EITF 06-10	-	-	(2,572)	-	-	(2,572)

Balance, March 31, 2009	$468,195	$ -	$(128,409)	$ (1,870)	$ (11,255)	$ 326,661

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2009	2008	2007
Operating activities
Net Income (Loss)	$ 132,558	$ 16,861	$ (21,597)
Adjustments to reconcile net income (loss) to net cash provided by operating activities of continuing operations:
Net (income) loss from discontinued operations	(407)	(7,855)	18,730
Depreciation and amortization	29,277	34,558	36,293
Debt amortization/interest	4,979	9,499	10,248
Restructuring and asset impairment charges (recovery)	(87)	12,673	22,098
(Gain) loss on foreign currency transactions	21	(4,073)	168
Gain on disposition of fixed assets	(3,706)	(21,987)	(4,885)
Stock based compensation	5,632	2,092	4,436
Changes in operating assets and liabilities, net:
Trade and other receivables	(38,575)	40,784	105,584
Inventories and advances to suppliers	10,383	(45,093)	205,611
Deferred items	(76,019)	4,528	(16,529)
Current recoverable income taxes	(3,069)	(10,795)	(5,709)
Payables and accrued expenses	(250)	38,078	(85,420)
Advances from customers	(47,511)	(34,156)	(103,504)
Current derivative asset	(10,839)	-	-
Current derivative liability	25,670	-	-
Income taxes	7,012	(1,811)	7,330
Excess tax benefits	(350)	(668)	-
Other operating assets and liabilities	(918)	(1,295)	(2,818)
Other, net	(733)	8,077	2,088
Net cash provided by operating activities
of continuing operations	33,068	39,417	172,124
Net cash provided (used) by operating activities
of discontinued operations	562	(1,588)	15,349
Net cash provided by operating activities	33,630	37,829	187,473

Investing activities
Purchases of property and equipment	(15,942)	(17,899)	(15,224)
Intangibles, including internally developed software costs	(11,051)	(2,360)	-
Proceeds from sale of property and equipment	8,224	50,592	25,537
Cash received (distributed) in disposition of business	-	15,033	(5,204)
Purchases of foreign currency derivatives	(14,397)	-	-
Return of capital on investments in unconsolidated affiliates	5,756	9,520	10,049
Payments received on notes receivable	5,977	7,487	6,022
Additional investment in notes receivable	(4,161)	(7,992)	(4,525)
Surrender of life insurance policies	1,674	-	22,421
Redemption of Brazilian escrow deposits	-	-	8,760
Refinancing of Brazilian farmers	(8,448)	(7,132)	-
Other, net	154	(1,520)	(4,520)
Net cash provided (used) by investing activities
of continuing operations	(32,214)	45,729	43,316
Net cash provided by investing activities
of discontinued operations	-	11,632	995
Net cash provided (used) by investing activities	(32,214)	57,361	44,311

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS (Continued)
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2009	2008	2007
Financing activities
Net proceeds/repayments of short-term borrowings	$ (36,833)	$ 124,696	$(138,124)
Proceeds from short-term demand notes	9,014	65,263	-
Repayment of short-term demand notes	(64,079)	(71,611)	-
Proceeds from long-term borrowings	171,719	13,546	563,368
Repayment of long-term borrowings	(89,379)	(199,825)	(603,779)
Debt issuance/retirement costs	(6,257)	(2,784)	(7,786)
Proceeds from sale of stock	-	1,632	7,259
Excess tax benefits from share-based payment arrangements	350	668	-
Net cash used by financing activities	(15,465)	(68,415)	(179,062)

Effect of exchange rate changes on cash	(10,500)	5,181	1,551

Increase (decrease) in cash and cash equivalents	(24,549)	31,956	54,273
Cash and cash equivalents at beginning of year	112,214	80,258	25,985
Cash and cash equivalents at end of year	$ 87,665	$ 112,214	$ 80,258

Other information:
Cash paid during the year:
Interest	$ 90,913	$ 94,888	$ 121,068
Income taxes	7,470	9,969	13,483

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

Basis of Presentation

The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates that are owned 50% or less.

          The Company is accounting for its investment in the Zimbabwe operations on the cost method and has been reporting it in Investments in Unconsolidated Affiliates in the consolidated balance sheet since March 31, 2006.  During fiscal year 2007, the Company wrote its investment in the Zimbabwe operations down to zero.

Reclassifications

Related party receivables and payables, presented on a net basis in trade and other receivables or accounts payable in the Company’s previous filings, are now presented as related party receivables and payables to more appropriately reflect the nature of these amounts. Certain prior period amounts included in the consolidated balance sheet have been reclassified to conform to the current period’s presentation.  At March 31, 2008, the Company reported $158,471 of accounts payable of which $993 was reclassified to Due to Related Parties.

          Current deferred and recoverable income taxes, presented on a net basis in the Company’s previous filings, are now presented separately as Current Deferred Taxes and Recoverable Income Taxes to more appropriately reflect the nature of these amounts. Certain prior period amounts included in the consolidated balance sheet have been reclassified to conform to the current period’s presentation.  At March 31, 2008, the Company reported $33,677 of Current Deferred Taxes and Recoverable Income Taxes, which was reclassified as $20,836 of Current Deferred Taxes and $12,841 of Recoverable Income Taxes.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities.  They also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and changes in these estimates are recorded when known.  Estimates are used in accounting for, among other things, pension and postretirement health care benefits, inventory market values, allowances for doubtful accounts and advances, bank loan guarantees to growers, useful lives for depreciation and amortization, stock options, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred tax assets and uncertain income tax positions, value-added tax credits in Brazil and fair value determinations of financial assets and liabilities including derivatives, securitized retained interests and counterparty risk. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on the Company’s best judgment.

Revenue Recognition

The Company recognizes revenue from the sale of tobacco when persuasive evidence of an arrangement exists, the price to the customer is fixed or determinable, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is upon shipment or delivery.  The Company requires that all customer-specific acceptance provisions be met at the time title and risk of ownership passes to the customer.  Furthermore, the Company’s sales history indicates customer returns and rejections are not significant.

          The Company also processes tobacco owned by its customers and revenue is recognized when the processing is completed.  The Company’s history indicates customer requirements for processes tobacco are met upon completion of processing.  In addition, advances from customers are recognized as revenue upon shipment or delivery.

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $28,969, $32,975 and $20,044 for the years ended March 31, 2009, 2008 and 2007, respectively.

Shipping and Handling

Shipping and handling costs are included in cost of goods and services sold in the statement of operations.

Other Income, Net

Other Income consists primarily of gains on sales of property, plant and equipment and assets held for sale.  This caption also includes expenses related to the Company’s sale of receivables.  See Note Q “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.  The following table summarizes the significant components of Other Income.

	Years Ending March 31,
	2009	2008	2007

Malawi factory sale	$ -	$ 9,500	$ -
Greece factory and other property sales	-	6,990	-
Brazil factory sale	-	2,815	-
Other sales of assets	3,762	4,182	5,035
Recovery of pre-1991 Gulf War Iraqi receivables	-	-	2,748
Losses on sale of receivables	(3,548)	(3,299)	(1,707)
	$ 214	$20,188	$ 6,076

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Cash and Cash Equivalents

Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days.  At March 31, 2009 and 2008, respectively, $300 and $450 of cash held on deposit as a compensating balance for short-term borrowings was included in other current assets.

Trade and Other Receivables

Trade and other receivables consist of $169,165 of trade receivables and $6,540 of other receivables at March 31, 2009. The balances at March 31, 2008 were $171,063 and $9,934 for trade receivables and other receivables, respectively.

          Trade receivables are amounts owed to the Company from its customers. Trade receivables are recorded at invoiced amounts and primarily have net 30 day terms. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.

          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectibility and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $8,484 and $10,033 at March 31, 2009 and 2008, respectively.  The provision for doubtful accounts was $882, $2,124 and $1,325 for the years ending March 31, 2009, 2008 and 2007, respectively and is reported in selling, administrative and general expenses in the consolidated statement of operations.

          Other receivables consist primarily of value added tax (VAT) receivables of $5,287 and $8,137 at March 31, 2009 and 2008, respectively.

Sale of Accounts Receivable

The Company is engaged in a revolving trade accounts receivable securitization agreement to sell receivables to a third party limited liability company.  In accordance with SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities,” the Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the retained interest in such receivables.  The losses on the sale of receivables are recognized in Other Income, Net.  As of March 31, 2009 and 2008, respectively, accounts receivable sold and outstanding were $100,611 and $70,862.  See Note Q “Sale of Receivables” and Note R “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

Inventories

Inventories are valued at the lower of cost or market.  Inventories are reviewed and adjusted for changes in market value based on assumptions related to future demand and worldwide and local market conditions.  If actual demand is lower or market conditions vary unfavorably from those projected by management, adjustments to lower of cost or market value may be required.  Inventory write-downs for the years ended March 31, 2009 and March 31, 2008 were $313 and $1,900, respectively.

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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Goodwill and Other Intangibles (Continued)

          The Company has no intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts and a customer relationship intangible asset, recorded in connection with the merger, as well as internally developed software that is capitalized into intangibles.  These intangible assets are stated at amortized cost and tested for impairment whenever factors indicate the carrying amount may not be recoverable.  Supply contracts are amortized based on the expected realization of the benefit over the term of the contracts ranging from three to five years.  Production contracts and the customer relationship intangible are both amortized on a straight-line basis ranging from five to ten years and twenty years, respectively.  The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience.  Internally developed software is amortized on a straight-line basis over five years once the software testing is complete.  Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible resulting in revaluation of the asset value to its fair value.  See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

Other Noncurrent Assets

Other noncurrent assets consist primarily of long-term VAT receivables and long-term advances to suppliers.  The balance of VAT receivables was $34,227 and $48,641 at March 31, 2009 and 2008, respectively.  The balance of long term advances to suppliers was $42,493 and $59,640 at March 31, 2009 and 2008, respectively.

Property, Plant and Equipment

Property, plant and equipment at March 31, 2009 and 2008, are summarized as follows:

	2009	2008
Land	$ 20,811	$ 21,678
Buildings	154,111	161,855
Machinery and equipment	165,284	177,223
Total	340,206	360,756
Less accumulated depreciation	137,252	142,479
Total property, plant and equipment, net	$202,954	$218,277

          Property, plant and equipment is stated at cost less accumulated depreciation.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 30 years, 5 to 10 years and 3 to 5 years, respectively.  The consolidated financial statements do not include fully depreciated assets.  Depreciation expense recorded in cost of goods and services sold for the years ended March 31, 2009, 2008 and 2007 was $22,944, $28,009, and $27,503, respectively.  Depreciation expense recorded in selling, administrative and general expense for the years ended March 31, 2009, 2008 and 2007 was $3,094, $4,232 and $5,896, respectively.  For fiscal 2009, total property and equipment purchases, including internally developed software intangibles, were $21,555 of which $134 was unpaid at March 31, 2009 and included in accounts payable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Property, Plant and Equipment (Continued)

          Under SFAS No. 144, a component of a business that is either disposed of or held for sale is reported as discontinued operations if the operations and cash flows have been reclassified from ongoing operations and there will be no significant involvement in such operations in the future.  The Company has made such decisions in prior years concerning tobacco operations in Italy and Mozambique, a U.S. non-tobacco processing facility and its wool operations.  These operations are reported as discontinued operations in the financial statements and have resulted in income of $407 and $7,855 in 2009 and 2008, respectively and a loss of $18,730 in 2007.  See Note C “Discontinued Operations” to the "Notes to Consolidated Financial Statements" for further information.

Assets Held For Sale

The Company classifies assets as “Assets Held For Sale” when the company has committed to a plan to sell the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on its current condition and sales price.  Upon classifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued.  Assets classified as held for sale were $4,411 and $4,885 at March 31, 2009 and 2008, respectively.

Derivative Financial Instruments

The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  The Company does not currently deem underlying criteria to be perfectly matched and therefore does not believe the currency contracts qualify for hedge accounting as defined by SFAS No. 133.  As a result, the Company has recorded a loss of $3,702 and income of $834 and $12,914 in its cost of goods and services sold for the years ended March 31, 2009, 2008 and 2007, respectively.  The Company has also recorded expense of $879 and $94 in its selling, administrative and general expenses for the years ended March 31, 2009 and 2008, respectively.  In fiscal year 2007 the Company also utilized interest rate swaps to convert a portion of its debt from floating rate to fixed rate to reduce interest rate volatility.  These instruments did not qualify for hedge accounting under SFAS No. 133 and resulted in non-cash income of $290 for March 31, 2007.  See Note F “Derivative and Other Financial Instruments” to the "Notes to Consolidated Financial Statements" for further information.

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

Supplemental Disclosures of Cash Flow Information and Noncash Investing and Financing Activities

The Company acquired a supply contract valued at $7,844 during the fourth quarter of fiscal 2009, of which $5,914 was unpaid and included in accrued expenses. The cash portion of the investment, $1,930, is disclosed in Intangibles, Including Internally Developed Software Costs as an investing activity in the Statements of Consolidated Cash Flows. See Note E “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further disclosure on intangible assets.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). SFAS No. 159 permits companies to elect to report individual financial instruments and certain other items at fair value with changes in value reported in operations. Once made, this election is irrevocable for those items.  The Company did not elect the fair value option for any financial assets or liabilities that were not already being measured and reported at fair value.  Therefore, the adoption of SFAS No. 159 did not have an impact on its financial condition or results of operations.

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

          In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, An Amendment of FASB Statement No. 133 (“SFAS No. 161”). SFAS No. 161 requires enhanced qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. The Company adopted this new accounting standard on January 1, 2009 and it did not have an impact on its financial condition or result of operations.  See Note F “Derivative and Other Financial Instruments” to the “Notes to Consolidated Financial Statements” for further details.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

Recently Adopted Accounting Pronouncements (Continued)

          On April 1, 2008, the Company adopted FASB Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS No. 157”), and FASB Staff Position (“FSP”) on Statement No. 157, Effective Date of FASB Statement No. 157 (“FSP 157-2”).  See Note R “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further details.

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

          In January 2009, the FASB issued FSP EITF 99-20-1, Amendments to the Impairment Guidance of EITF Issue No. 99-20 (“FSP”).  The FSP amends the impairment guidance in EITF Issue No. 99-20, Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to be Held by a Transferor in Securitized Financial Assets, to achieve more consistent determination of whether an other-than-temporary impairment has occurred.  The FSP also retains and emphasizes the objective of an other-than-temporary impairment assessment and the related disclosure requirements in FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, and other related guidance.  The FSP was effective for interim periods ending after December 15, 2008.  The Company adopted the FSP during the quarter ended December 31, 2008 with no material impact to the Company’s financial condition or results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (“SFAS No. 141R”). This standard will significantly change the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following: (a) transaction costs will generally be expensed, (b) in-process research and development will be accounted for as an asset, with the cost recognized as the research and development is realized or abandoned, (c) contingencies, including contingent consideration, will generally be  recorded  at fair value with subsequent adjustments recognized in operations, and (d) decreases in valuation allowances on acquired deferred tax assets will be recognized in operations. SFAS No. 141R is effective for the Company as of April 1, 2009. The Company is evaluating the impact of SFAS No. 141R on its financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

Recent Accounting Pronouncements Not Yet Adopted (Continued)

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

          In April 2008, the FASB issued FSP FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP”). This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. This FSP is effective for the Company as of April 1, 2009. The Company is evaluating the impact of this FSP on its financial condition and results of operations.

          In June 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”). The objective of EITF 08-3 is to clarify how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. EITF 08-3 is effective for the Company as of April 1, 2009. The Company is evaluating the impact of EITF 08-3 on its financial condition and results of operations.

          In November 2008, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The objective of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. EITF 08-6 is effective for the Company as of April 1, 2009. The Company is evaluating the impact of EITF 08-6 on its financial condition and results of operations.

          In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP”).  This FSP amends FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is prepared. The disclosures about plan assets required by this FSP are required for the Company in its fiscal year ending March 31, 2010.  The Company is evaluating the impact of this FSP on its financial condition and results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Computation of Earnings Per Common Share
	Years Ended March 31,
(in thousands, except per share data)	2009	2008	2007
BASIC EARNINGS
Income (loss) from continuing operations	$ 132,151	$ 9,006	$ (2,615)
Income (loss) from discontinued operations	407	7,855	(18,730)
Cumulative effect of accounting changes	-	-	(252)
Net income (loss)	$ 132,558	$16,861	$(21,597)

SHARES
Weighted Average Number of Shares Outstanding	88,359	88,100	86,470

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ 1.50	$ .10	$ (.03)
Income (loss) from discontinued operations	-	.09	(.22)
Cumulative effect of accounting changes	-	-	-
Net income (loss)	$ 1.50	$ .19	$ (.25)

DILUTED EARNINGS
Income (loss) from continuing operations	$ 132,151	$ 9,006	$ (2,615)
Income (loss) from discontinued operations	407	7,855	(18,730)
Cumulative effect of accounting changes	-	-	(252)
Net income (loss) as adjusted	$ 132,558	$16,861	$(21,597)

SHARES
Weighted average number of common shares outstanding	88,359	88,100	86,470
Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be
purchased from proceeds at average market price	702	1,362	-*
Average Number of Shares Outstanding	89,061	89,462	86,470*

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$1.49	$.10	$(.03)
Income (loss) from discontinued operations	-	.09	(.22)
Cumulative effect of accounting changes	-	-	-
Net income (loss) as adjusted	$1.49	$.19	$(.25)*

*

For the year ended March 31, 2007, all outstanding restricted stock and stock options of 854 and 1,068, respectively, are excluded because their inclusion would have an antidilutive effect on the loss per share.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Concentration of Credit Risk

The Company may potentially be subject to a concentration of credit risks due to cash, farmer advances and trade receivables relating to customers in the tobacco industry.  Cash is deposited with high-credit-quality financial institutions.

Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At March 31, 2009, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note B – Advances on Purchases of Tobacco

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the consolidated balance sheet. Primarily in Brazil and certain African countries, the Company also has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $137,824 in 2009 and $112,989 in 2008 are presented as advances on purchases of tobacco, net in the consolidated balance sheet.  The long-term portion of advances of $42,493 in 2009 and $59,640 in 2008 are included in other non-current assets in the consolidated balance sheet. Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $89,575 at March 31, 2009, and $94,536 at March 31, 2008, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $27,788 in fiscal year 2009, $79,090 in fiscal year 2008 and $40,854 in fiscal year 2007.  Estimated bad debt expense on current year advances are capitalized into inventory.  Write-downs charged against the allowance were $32,749, $15,522 and $36,010 for fiscal years 2009, 2008 and 2007, respectively.

          In Brazil, some farmers obtain government subsidized rural credit financing which is guaranteed by the Company.  The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing by the farmer is concurrent with delivery of tobacco to the Company.  The Company remits payments to the local banks on behalf of guaranteed farmers.  Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates.  As of March 31, 2009 and 2008, respectively, the Company had balances of $36,983 and $76,672 that were due to local banks on behalf of farmers.  These amounts are included in accounts payable in the consolidated balance sheet.  As of March 31, 2009 and 2008, respectively, the Company was guarantor for Brazilian farmer loans of $120,820 and $164,542 with outstanding amounts of $114,514 and $159,602.  The fair value of guarantees for rural credit financing was $12,824 and $19,000 as of March 31, 2009 and 2008, respectively.

          In Malawi and Guatemala, guarantees were offered on crop input advances to farmers.  As of March 31, 2009, the Company in Malawi was guarantor for loans of $7,326 and the fair value of these guarantees is $403.  As of March 31, 2009, the Company in Guatemala was guarantor for loans of $2,884 and the fair value of these guarantees is $236.

          In Argentina, as of March 31, 2009 and 2008, respectively, the Company was guarantor for farmer cooperative loans of $33,000 and $27,400.  The fair value of the Argentine guarantees was $1,122 and $1,069 as of March 31, 2009 and 2008, respectively.

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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note C – Discontinued Operations

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of our business reported as discontinued operations were as follows:

Summary of Results of Operations

Other Regions Segment

Year Ended March 31, 2009	Italy	Mozambique	Wool	Non-Tobacco	Total

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ -	$ 87	$ 320	$ -	$ 407
Income tax expense	-	-	-	-	-
Income from discontinued operations, net of tax	$ -	$ 87	$ 320	$ -	$ 407

Year Ended March 31, 2008
Sales and other revenues	$ 5,710	$ 1,324	$ -	$ -	$ 7,034

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 270	$ 277	$ 7,233	$ -	$ 7,780
Income tax (benefit)	(58)	(17)	-	-	(75)
Income from discontinued operations, net of tax	$ 328	$ 294	$ 7,233	$ -	$ 7,855

Year Ended March 31, 2007
Sales and other revenues	$ 14,552	$ 10,483	$ -	$ 5	$ 25,040

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$(17,649)	$ 2,337	$ (711)	$ 42	$ (15,981)
Income tax expense (benefit)	(401)	(470)	987	2,633	2,749
Income (loss) from discontinued operations, net of tax	$(17,248)	$ 2,807	$(1,698)	$ (2,591)	$ (18,730)

Summary of Assets and Liabilities

     Other Regions Segment *

	Mozambique
	Years Ended March 31,
	2009	2008

Assets of discontinued operations:
Trade receivables , net of allowances	$ -	$ 61
Inventory	-	175
Total assets of discontinued operations	$ -	$ 236

Liabilities of discontinued operations:
Accounts payable	$ -	$ 31
Accrued expenses	-	50
Total liabilities of discontinued operations	$ -	$ 81

* The Italy, Wool and Non-Tobacco operations had no assets or liabilities of discontinued operations as of March 31, 2008.

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

Discontinued Mozambique Operations, Other Regions Segment

On March 16, 2006, the Board of Directors of the Company made a decision to discontinue operations in Mozambique after the procurement of the 2006 crop due to its determination that it was not in the Company’s economic interest to remain in Mozambique after losing a concession for the 2007 crop year.  As of March 31, 2009, the Company has completed the liquidation of the Mozambique operations.

Discontinued Wool Operations, Other Regions Segment

During fiscal 2008, the Company received the necessary governmental approvals and completed the sale of the remaining properties associated with its discontinued wool operations.  Gains on the sale of these properties reported in fiscal 2008 were $7,233.  As of March 31, 2009, the Company has completed the liquidation of the wool operations.

Note D – Restructuring and Asset Impairment Charges

The Company continued to execute the merger integration plan which began in fiscal 2006.  In addition, the Company has recorded other restructuring and impairment charges as they occurred in the normal course of business in accordance with SFAS No. 144 and SFAS No. 146.

          The following table summarizes the restructuring and integration actions as of March 31, 2009, 2008 and 2007:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2009	2008	2007
Employee separation and other cash charges:
Beginning balance	$ 2,360	$ 2,747	$ 13,644
Period Charges:
Employee separation charges	605	8,523	8,658
Other cash charges (recoveries)	(24)	440	1,177
Total employee separation and other cash charges	581	8,963	9,835
Payments through March 31	(2,838)	(9,350)	(20,732)
Ending balance March 31	$ 103	$ 2,360	$ 2,747

Asset impairments and other non-cash charges:
SFAS No. 144 asset impairment – tobacco operations:
CdF operations assets impairment	$ -	$ 6,127	$ -
Greece machinery and equipment impairment	-	915	3,689
Thailand assets impairment	-	-	1,143
Turkey impairment	-	2,733	-
Other non-cash charges	10	842	1,860
Deconsolidated Zimbabwe cost investments	-	-	13,246
Total asset impairments and other non-cash charges	$ 10	$ 10,617	$ 19,938
Total restructuring and asset impairment charges	$ 591	$ 19,580	$ 29,773

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note D – Restructuring and Asset Impairment Charges (Continued)

         The following table summarizes cash payments for employee separation and other cash charges for the years ended March 31, 2009, 2008 and 2007.

	Year Ending March 31,			Total
Cash Payments by Year	2009	2008	2007	Payments
Employee separation and other cash charges	$ 581	$ 8,963	$ 9,835
Adjustments to employee separation and other cash changes	-	-	13,644*
Cash paid 2007	-	-	(20,732)	$(20,732)
Cash paid 2008	-	(6,729)	(2,621)	$ (9,350)
Cash paid 2009	(548)	(2,164)	(126)	$ (2,838)
Balances at March 31, 2009 to be paid 2010	$ 33	$ 70	$ -

* Beginning balance for the year ended March 31, 2007

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments as of March 31, 2009, 2008 and 2007:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2009	2008	2007

Beginning balance:	$ 2,360	$ 2,747	$ 13,644
South America	134	30	83
Other regions	2,226	2,717	13,561
Period charges:	$ 581	$ 8,963	$ 9,835
South America	47	1,995	1,097
Other regions	534	6,968	8,738
Payments through March 31:	$(2,838)	$(9,350)	$(20,732)
South America	(181)	(1,890)	(1,150)
Other regions	(2,657)	(7,460)	(19,582)
Ending balance March 31:	$ 103	$ 2,360	$ 2,747
South America	-	134	30
Other regions	103	2,226	2,717

         All asset impairment charges were related to the Other Regions segment during the years ended March 31, 2009, 2008 and 2007, respectively, with the exception of $492 for South America during the year ended March 31, 2008.

Zimbabwe – Investment Impairment

As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”).  ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated.  A non-cash impairment charge of $47,899 was recorded to reduce the net investment in Zimbabwe operations to estimated fair value in fiscal 2006.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note D – Restructuring and Asset Impairment Charges (Continued)

Zimbabwe – Investment Impairment (Continued)

          Economic and political conditions in Zimbabwe continued to decline in fiscal 2007 as inflation, lending rates and investment rates deteriorated.  General farming operations were negatively impacted by the lack of foreign exchange to buy crop inputs and fuel.  The crop size in Zimbabwe also continued to decline.  Due to the continually declining conditions, the Company reevaluated the Zimbabwe operational structure during fiscal 2007 and made several significant operational changes including closing the Zimbabwe processing factory, outsourcing the 2006 crop tobacco processing and significantly reducing permanent personnel.

          Based on events discussed above, the Company evaluated the fair value of the Zimbabwe operations and determined that the net investment in the Zimbabwe operations exceeded the estimated fair value.  The Company recorded an additional non-cash impairment charge of $13,246 in fiscal 2007 to write down the net investment in the Zimbabwe operations to zero.

          The economic and political conditions in Zimbabwe continued to decline during fiscal 2008, which was evidenced by continued devaluation of Zimbabwe currency and certain large, multi-national companies withdrawing and terminating operations in Zimbabwe.

          During fiscal 2008, the Company received a $7,000 dividend payment from one of its Zimbabwe subsidiaries after negotiations with the Zimbabwe authorities similar to those of the prior year. The $7,000 was permitted as a result of a negotiated prepayment of $14,000 of export funds that were originally due into Zimbabwe at a later date.  The Company also received an additional $363 dividend payment from one of its Zimbabwe subsidiaries in fiscal 2008.

          Due to the economic and political risk associated with the operations in Zimbabwe, the dividends were recorded as a return against current Zimbabwe advances.  The Company continues to provide advances to Zimbabwe for the purchase of tobacco.  As of March 31, 2009 and 2008, the Company had $9,900 and $518, respectively, of net tobacco purchase advances outstanding to its Zimbabwe subsidiary.

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

          During October 2007, the Company completed the sale of CdF which resulted in an asset impairment charge of $6,918. This impairment charge included additional employee severance charges, recognized currency translation adjustments and valuation adjustments against consideration received.

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

Greece – Asset Impairment

As a result of the closure of the Greece facilities, the Company evaluated the long-lived assets for impairment.  During fiscal 2007, the Company recorded an asset impairment charge of $3,689 related to machinery and equipment based on a discounted cash flow model.  In fiscal 2008, additional asset impairment charges of $1,035 were incurred related to machinery and equipment.

Turkey – Asset Impairment

As a result of significant reductions in future Turkish flue cured and burley tobacco volumes from customer information received, the Company tested certain related long-lived assets for impairment and recorded impairment charges of $2,733 in fiscal 2008 which is net of an agreed upon exit fee of $1,700 paid by the customer.

Assets Held for Sale

As of March 31, 2009, the Company reported assets held for sale of $4,411, related primarily to redundant production and administrative facilities in Brazil, Malawi and Greece, that are being actively marketed by the Company.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note E – Goodwill and Other Intangibles

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets”, the Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  The Company evaluated its goodwill for impairment during fiscal 2009, 2008 and 2007 and determined that no impairment was required.

          The carrying value of other intangible assets as of March 31, 2009 represents customer relationship, production and supply contracts and internally developed software.  These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives.  The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives.  Amortization expense associated with these intangible assets was $3,412, $2,048 and $2,833 for the years ended March 31, 2009, 2008 and 2007, respectively.

          The Company began implementing a new ERP system in fiscal 2008 and capitalized certain costs into intangible assets within the consolidated balance sheet in accordance with generally accepted accounting principles.  As of March 31, 2009, the Company had incurred $12,025 of capitalizable costs associated with the ERP implementation and $313 of capitalizable costs related to other internally developed software projects.  The ERP system was placed in service in the United States, Brazil and the United Kingdom during fiscal 2009.  Amortization of the final accumulated costs of these locations began in fiscal 2009 over a five year useful life.

          Goodwill and Intangible Asset Rollforward:

	Unamortizable Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining
useful life in years as of March 31, 2009	-	16	7	5
March 31, 2007 balance:
Gross carrying amount	$ 4,186	$33,700	$10,815	$ -	$ 48,701
Accumulated amortization	-	(3,159)	(10,433)	-	(13,592)
Net balance	4,186	30,541	382	-	35,109
Additions	-	-	-	6,330	6,330
Amortization expense and purchase accounting tax adjustments	(1,392)	(1,685)	(363)	-	(3,440)
March 31, 2008 balance	$ 2,794	$28,856	$ 19	$ 6,330	$ 37,999
Additions	-	-	7,844	7,446	15,290
Amortization expense	-	(1,685)	(289)	(1,438)	(3,412)
March 31, 2009 balance	$ 2,794	$27,171	$ 7,574	$12,338	$ 49,877

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note E – Goodwill and Other Intangibles (Continued)

          Estimated Intangible Asset Amortization Expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2010	$ 1,685	$ 1,010	$ 2,699	$ 5,394
2011	1,685	1,087	2,699	5,471
2012	1,685	1,165	2,699	5,549
2013	1,685	1,243	2,699	5,627
2014	1,685	1,243	1,353	4,281
Later	18,746	1,826	189	20,761
	$ 27,171	$ 7,574	$ 12,338	$ 47,083

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31,
    2009.  These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Note F – Derivative and Other Financial Instruments

On January 1, 2009, the Company adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – An Amendment of FASB Statement No. 133 (SFAS No. 133).  The standard supplements the required disclosures provided under SFAS No. 133, as amended, with additional qualitative and quantitative information.

Fair Value of Derivative Financial Instruments

In accordance with SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the years ended March 31, 2009 and 2008, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with SFAS No. 107, as amended by SFAS No. 157.  See Note R “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information of fair value methodology.  The following table summarizes the fair value of the Company’s derivatives by type at March 31, 2009.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments Under FAS 133:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts (a)	Current Derivative Asset	$23,469	Current Derivative Liability	$25,670

(a) at March 31, 2009, the cumulative adjustment for non-performance risk was a gain of $524.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note F – Derivative and Other Financial Instruments (Continued)

Earnings Effects of Derivatives

Floating to Fixed Rate Interest Swaps

Prior to the implementation of SFAS No. 133, the Company entered into multiple interest rate swaps to convert a portion of its worldwide debt portfolio from floating to fixed interest rates to reduce its exposure to interest rate volatility.  As of June 30, 2006, all instruments of this type had been terminated.  These instruments did not meet certain criteria for hedge accounting treatment and accordingly, the Company reflected the full amount of all changes in their fair value, without offset, in its current earnings as derivative financial instruments income.

Foreign Currency Contracts

The Company periodically enters into forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  In accordance with SFAS No. 133, when these derivatives qualify for hedge accounting treatment, they are accounted for as cash flow hedges and are recorded in other comprehensive income, net of deferred taxes.

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs as well as selling, administrative and general costs as the Company deems necessary. These contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, are reported in income.

          The following table summarizes the earnings effects of derivatives in the statements of consolidated operations for the years ending March 31, 2009, 2008, and 2007.

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		2009	2008	2007
Floating to Fixed Rate Interest Swaps	Derivative financial instruments income	$ -	$ -	$ 290
Foreign currency contracts	Cost of goods and services sold	(3,702)	834	12,914
Foreign currency contracts	Selling, administrative and general expenses	879	94	-
Total		$ (2,823)	$ 928	$13,204

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

Note G – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $479,472 at March 31, 2009 ($722,406 at March 31, 2008).  The weighted average variable interest rate for the twelve months ending March 31, 2009 was 5.5%.  At March 31, 2009 and 2008, amounts outstanding under the lines were $261,450 and $387,157, respectively.  Unused lines of credit at March 31, 2009 amounted to $174,143 ($284,484 at March 31, 2008), net of $43,879 of letters of credit lines.  Certain non-U.S. borrowings of approximately $27,884 have inventories of approximately $14,604 as collateral.  As noted below, there is limited recourse against certain receivables of the Company if the Company fails to fulfill its contractual obligations.  At March 31, 2009, $300 was held on deposit as a compensating balance.

          The Company has entered into a $20,000 limited recourse receivable purchase program with one of its lenders.  Under the program, the lender takes the receivable payment risk of the customer subject to usual and customary covenants, while the Company fulfills contractual obligations.  Funding of the purchased receivable is 80% of the face value, and the Company retains an interest in the remaining 20%, which is paid at collection.  As of March 31, 2009, no amount ($3,745 at March 31, 2008) was funded under the program and recorded in short-term borrowings.

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

Fifth Amendment.  On February 20, 2009, the Company closed the Fifth Amendment to the Credit Agreement which included the following modifications effective February 20, 2009:

•

Increased the revolving committed amount by $55,000 from $250,000 to $305,000;

•

Provided a waiver related to our Congo entity for potential Events of Default;

•

Amended and restated the consolidated EBIT, revolving commitment percentage and revolving lender definitions;

•

Increased the portion of the borrowings under the Revolver by the Company, as defined in the Credit Agreement, from $150,000 to $200,000;

•

Amended the maximum consolidated leverage ratio to 5.0 to 1.0 for the period October 1, 2008 through and including June 30, 2009; 4.75 to 1.0 for the period July 1, 2009 through and including September 30, 2009; 4.50 to 1.0 for the period October 1, 2009 through and including December 31, 2009; 4.25 to 1.0 for the period January 1, 2010 through and including March 31, 2010 and 4.0 to 1.0 for the period April 1, 2010 and thereafter;

•

Decreased permitted foreign subsidiary indebtedness from $600,000 to $545,000;

•

Decreased the permitted lien basket for foreign subsidiary debt from $275,000 to $200,000;

•

Amendment to the acquisitions, advances, investments and loans section to allow for a potential acquisition not to exceed $90,000, subject to certain terms and conditions, and investment in Delta Technology and Management Services Private Limited not to exceed $450;

•

Amendment to remove the Company’s ability to use the restricted basket to purchase all or any portion of the outstanding senior notes and/or senior subordinated notes; and

•

Amended the maximum uncommitted inventories basket to $225,000 for the fiscal quarter ended December 31, 2008; $150,000 for the fiscal quarter ended March 31, 2009; $225,000 for the fiscal quarters ended June 30, 2009, September 30, 2009 and December 31, 2009; $150,000 for the quarter ended March 31, 2010 and $225,000 at the end of each fiscal quarter thereafter.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note H – Long-Term Debt (Continued)

Senior Secured Credit Facility (Continued)

Borrowers and Guarantors.  One of the Company’s primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), is co-borrower under the Revolver, and the Company’s portion, as defined in the Credit Agreement, of the borrowings under the Revolver is limited to $200,000 (per Amendment 5) outstanding at any one time.  One of the Company’s primary foreign trading companies, Alliance One International AG (“AOIAG”), is a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations are also currently guaranteed by the Company and must be guaranteed by any of its material direct or indirect domestic subsidiaries.

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

          The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or twelve months ended March 31, 2009.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility have the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on the Company’s liquidity and financial condition.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note H – Long-Term Debt (Continued)

Senior Notes

On May 13, 2005, the Company issued $315,000 of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150,000 of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the year ended March 31, 2008, the Company purchased $42,285 of its $315,000 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $272,715 of the 11% Senior Notes outstanding at March 31, 2008.  Associated cash premiums paid were $1,990 and non-cash deferred financing costs of $732 were accelerated.  During the year ended March 31, 2009, the Company purchased $8,334 of its $315,000 11% senior notes due 2012 on the open market.  All purchased securities were canceled leaving $264,381 of the 11% senior notes outstanding at March 31, 2009.  Associated cash premiums paid were $73 and non-cash deferred financing costs of $123 were accelerated.  From time to time in the future the Company may purchase more of its debt securities through a tender process as permitted.  The indentures governing each of the 11% senior notes and the 8 ½% senior notes contain certain covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  The Company continuously monitors its compliance with these covenants and is not in default as of, or for the three months or twelve months ended March 31, 2009.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100,000 of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  During the year ended March 31, 2009, the Company purchased $10,500 of its $100,000 12 3/4% senior subordinated notes due 2012 on the open market.  All purchased securities were canceled leaving $89,500 of the 12 3/4% senior subordinated notes outstanding at March 31, 2009.  Associated non-cash deferred financing costs, net of discount, of $758 were accelerated.  The indenture governing the senior subordinated notes contains covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2009, the Company had approximately $261,450 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $479,472 subject to limitations as provided for in the Credit Agreement.  Additionally, against these lines there was $40,065 available in unused letter of credit capacity with $3,814 issued but unfunded.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note H – Long-Term Debt (Continued)

Summary of Debt

The carrying value and estimated fair value of the Company’s long-term debt are $670,426 and $613,336, respectively, as of March 31, 2009 and $582,977 and $582,367, respectively, as of March 31, 2008.

          The following table summarizes our debt financing as of March 31, 2009:

			March 31, 2009
	Outstanding		Lines and				Discount Amortization and
	March 31,		Letters	Interest		Repayment Schedule by Fiscal Year
	2008	2009	Available	Rate		2010	2011	2012	2013	2014	Later
Senior secured credit facility:
Revolver	$ -	$120,000	$185,000	3.2%	(2)	$ -	$120,000	$ -	$ -	$ -	$ -

Senior notes:
11% senior notes due 2012	272,715	264,381	-	11.0%		-	-	-	264,381	-	-
8 ½% notes due 2012	149,390	149,520	-	8.5%		(142)	(155)	(169)	149,986	-	-
Other (1)	10,157	10,157	-			-	-	3,437	6,285	435	-
	432,262	424,058	-			(142)	(155)	3,268	420,652	435	-

12 ¾% senior subordinated note due 2012	92,647	83,999	-	12.8%		(1,253)	(1,454)	(1,687)	88,393	-	-

Other long-term debt	58,068	42,369	2,897	8.6%	(2)	19,237	11,241	10,472	382	376	661

Notes payable to banks (3)	387,157	261,468	174,125	5.5%	(2)	-	-	-	-	-	-

Total debt	$970,134	$931,894	362,022			$17,842	$129,632	$12,053	$509,427	$ 811	$ 661

Short term	$387,157	$261,468
Long term:
Long term debt current	$ 19,004	$ 17,842
Long term debt	563,973	652,584
	$582,977	$670,426

Letters of credit	$ 22,151	$ 3,814	40,065

Total credit available			$402,087

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(2) Weighted average rate for the year ended March 31, 2009

(3) Primarily foreign seasonal lines of credit

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note I – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment.  Rent expense for all operating leases was $13,821, $13,854 and $12,723 for the years ended March 31, 2009, 2008 and 2007, respectively.  Capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2013.  Interest rates are imputed at 8.00% to 11.68%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
2010	$ 99	$ 4,993
2011	37	4,125
2012	8	2,151
2013	1	2,010
2014	-	1,685
Remaining	-	4,568
	145	$19,532
Less interest and deposits	-
Present value of net minimum lease payments	145
Less current portion of obligations under capital leases	65
Long-term obligations under capital leases	$80
Capitalized amounts:
Machinery and equipment, primarily vehicles	$ 727
Accumulated amortization	(516)
	$ 211

Note J – Equity in Net Assets of Investee Companies

The Company has equity basis investments in companies located in Asia which purchase and process tobacco.  The Asia investees and ownership percentages are as follows; Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%.  In addition to the Asia investees, fiscal 2007 includes the Company’s 50% owned South America investee, Epinosa (Colombia), which was sold in October 2007.  Summarized financial information for these investees for fiscal years ended March 31, 2009, 2008 and 2007 follows:

	Years Ended March 31,
Operations Statement Information	2009	2008	2007
Sales	$122,000	$109,636	$ 92,271
Gross Profit	12,111	13,095	10,501
Net Income	3,023	3,852	1,821

	March 31,
Balance Sheet Information	2009	2008
Current assets	$ 42,820	$ 63,076
Property, plant and equipment and other assets	32,554	29,564
Current liabilities	25,758	46,177
Long-term obligations and other liabilities	7,242	7,105
Interests of other shareholders	21,611	20,073
Company’s interest	20,763	19,285

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

          The table below summarizes certain data for the Company’s stock based compensation plans:

	2009	2008	2007
Compensation Expense for all Stock Based Compensation Plans	$5,417	$2,092	$4,435
Tax Benefits for Stock Based Compensation	$1,478	$ 582	$ 890
Intrinsic Value of Stock Options Exercised	$ -	$ 915	$3,081
Intrinsic Value of Stock Appreciation Rights Exercised	$ -	$ 115	$ 20
Fair Value of Stock Options Vested	$1,337	$1,116	$1,295
Fair Value of Stock Appreciation Rights Vested	$ -	$ 197	$ 292

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007.  As with the Company’s prior equity compensation plans, the 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.  A maximum of 5,000 shares are reserved for issuance pursuant to awards under the 2007 Plan.  All prior equity compensation plans have been superseded, and no new equity awards can be granted from them.  As of March 31, 2009, 3,020 equity awards have been granted, 237 equity awards have been cancelled and 67 vested under the 2007 Plan, leaving 2,217 shares available for future awards under the 2007 Plan.  Total equity awards outstanding are 4,560 inclusive of the 2,716 awards granted and outstanding under the 2007 plan and 1,844 awards granted under prior plans.  Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans.  Individual types of awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 0, 1,166 and 477 stock options granted during fiscal years 2009, 2008 and 2007, respectively.

          Assumptions used to determine the fair value of options issued in 2008 and 2007 include the following:

	2008	2007
Grant Price	$7.48	$3.94
Exercise Price	$7.48	$3.94
Expected Life in Years	7.00	6.25
Annualized Volatility	47%	47%
Annual Dividend Rate	0%	0%
Risk Free Rate	4.39%	4.83%
Fair Value	$4,756	$987

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note K – Stock – Based Compensation (Continued)

          The assumption for the expected life in 2007 is the average of the vesting period and the expiration period for options granted.  The expected life assumption in 2008 is based on the average of options granted and ultimately exercised.

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2006	4,283	7.55
Granted	477	3.94
Exercised	(1,251)	5.42
Forfeited	(345)	7.68
Expired	(364)	14.77
Outstanding at March 31, 2007	2,800	6.94
Granted	1,166	7.48
Exercised	(266)	5.91
Forfeited	(354)	7.05
Expired	(191)	22.35
Outstanding at March 31, 2008	3,155	6.28
Exercised	-	-
Forfeited	(364)	6.47
Expired	(155)	9.23
Outstanding at March 31, 2009	2,636	6.08	6.26	50
Vested and expected to vest at March 31, 2009	2,597	6.07	6.23	50
Exercisable at March 31, 2009	1,713	5.76	5.28	50

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The expense related to stock option awards for 2009, 2008, and 2007 was $1,320, $1,026, and $851, respectively.  Cash received from the exercise of options was $0, $1,625 and $7,259 for the fiscal years 2009, 2008 and 2007, respectively.

          The table below shows the movement in unvested options from March 31, 2008 to March 31, 2009.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2008	1,487	3.45	$ 5,130
Forfeited	(156)	3.22	(504)
Vested	(408)	3.28	(1,337)
Unvested March 31, 2009	923	3.57	3,289

          As of March 31, 2009, there is $2,398 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 2.1 years.

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

Options with Attached SARs	Shares	Weighted Average Exercise Price	SAR Term	Aggregate Intrinsic Value	Aggregate Fair Value
Outstanding at March 31, 2006	520	6.72
Exercised	(12)	6.47
Forfeited	(92)	6.68
Expired	(88)	7.44
Outstanding at March 31, 2007	328	6.54
Exercised	(38)	6.58
Forfeited	(76)	6.53
Expired	(48)	6.25
Outstanding at March 31, 2008	166	6.62
Exercised	-	-
Forfeited	(31)	6.45
Expired	(57)	6.95
Outstanding at March 31, 2009	78	6.45	.61	-	9
Exercisable at March 31, 2009	78	6.45	.61	-	9
Vested and Expected to Vest	78	6.45	.61	-	9

          All stock options with attached SARs became vested as of October 2007.  However, since actual compensation expense will be determined by the change in fair value of the SARs from period to period, actual compensation expense related to these awards may be different from this amount.  The Company recognized income of $215 and $646 for the fiscal years ended March 31, 2009 and 2008, respectively, and expense of $619 for the fiscal year ended March 31, 2007 related to stock options with attached SARs.

          Assumptions used to determine the fair value of SARs as of March 31 included the following:

	2009	2008	2007
Stock Price	$3.84	$6.04	$9.23
Weighted Average Exercise Price	$6.45	$6.62	$6.54
Expected Life in Years	.6	1.2	1.6
Annualized Volatility	55%	63%	42%
Annual Dividend Rate	0%	0%	0%
Discount Rate	.44%	1.54%	4.77%

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

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2006	1,068	5.56
Granted	366	3.94
Vested	(400)	6.07
Forfeited	(180)	4.53
Restricted at March 31, 2007	854	4.84
Granted	262	7.48
Vested	(343)	5.48
Forfeited	(83)	5.30
Restricted at March 31, 2008	690	5.58
Granted	146	4.47
Vested	(316)	5.57
Forfeited	(26)	5.61
Restricted at March 31, 2009	494	5.26

          As of March 31, 2009, there was $647 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through August 2011.  Expense recognized due to the vesting of restricted stock awards was $1,230, $1,712 and $2,965 for the years ended March 31, 2009, 2008 and 2007, respectively.

Restricted Stock Units

Restricted stock units differ from restricted stock in that no shares are issued until restrictions lapse.  The restricted stock units will vest at the end of a three-year service period. The fair value of the restricted stock units is determined on the grant date and is amortized over the vesting period.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2008	-	-
Granted	99	4.47
Forfeited	(7)	4.47
Outstanding as of March 31, 2009	92	4.47

          As of March 31, 2009 there was $318 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through July 31, 2011.  Expense recognized due to the vesting of these awards was $91 during the year ended March 31, 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note K – Stock – Based Compensation (Continued)

Performance Shares

This award differs from restricted stock in that no shares are issued unless and until both service and performance conditions are met.  These shares will vest at the end of a two-year performance period but the level of the awards to be earned at the end of the performance period is contingent upon attainment of specific business performance goals.  If certain minimum performance levels are not attained, compensation earned under from these awards will be zero.  Alternatively, if the maximum performance goals described by the plan are attained, the awards will be 150% of the plan’s target.  The table below includes the maximum number of shares that may be earned under the plan.

Performance Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2008	-	-
Granted	1,197	4.47
Forfeited	(9)	4.47
Outstanding as of March 31, 2009	1,188	4.47

         As of March 31, 2009 there was $2,656 of remaining unamortized deferred compensation associated with these awards that will be expensed over the remaining service period through March 31, 2010.  Expense recognized due to the vesting of this type of award was $2,656 for the year ended March 31, 2009.

Performance-Based Restricted Stock Units

These restricted stock units will vest at the end of a two-year performance period but the level of the award to vest is subject to the same performance criteria as the Performance Shares described above.  This award is also variable in that it ranges from zero to 150% of the plan’s target contingent on the performance level attained.  The table below includes the maximum number of restricted stock units that may be earned under the plan.

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2008	-	-
Granted	150	4.47
Forfeited	-	-
Outstanding as of March 31, 2009	150	4.47

         As of March 31, 2009 there was $335 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through March 31, 2010.  Expense recognized due to the vesting of these awards was $335 during the year ended March 31, 2009.

Note L – Income Taxes

FIN 48

The Company adopted the provisions of FIN 48 on April 1, 2007. As a result of the implementation of FIN 48, the Company recorded a cumulative effect adjustment of $33,722 increasing its liability for unrecognized tax benefits, interest and penalties and reducing the balance of retained earnings.

         As of March 31, 2009 and 2008, the Company’s unrecognized tax benefits totaled $20,129 and $18,557, respectively, all of which would impact the Company’s effective tax rate if recognized.  The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2009 and 2008:

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note L – Income Taxes (Continued)

FIN 48 (Continued)

	2009	2008
Balance at April 1	$18,557	$24,064
Increase for current year tax positions	2,075	365
Increases (reductions) for prior year tax positions	3,062	(6,032)
Impact of changes in exchange rates	(3,565)	2,266
Reduction for settlements	-	(2,106)
Balance at March 31	$20,129	$18,557

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended March 31, 2009 and 2008, the Company accrued an additional $3,191 and $8,124, respectively, of interest, penalties and related exchange losses related to unrecognized tax benefits.  As of March 31, 2009, accrued interest and penalties totaled $25,983 and $12,023, respectively.  As of March 31, 2008, accrued interest and penalties totaled $22,020 and $12,795, respectively.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit for the amount of $4,210, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of March 31, 2009, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2006.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision

The components of income before income taxes, equity in net income of investee companies, minority interests and discontinued operations consisted of the following:

	Years Ended March 31,
	2009	2008	2007
U.S.	$ 25,176	$ 12,074	$ (952)
Non-U.S.	84,156	(10,028)	14,038
Total	$109,332	$ 2,046	$ 13,086

          The details of the amount shown for income taxes in the Statements of Consolidated Operations and Comprehensive Income follow:

	Years Ended March 31,
	2009	2008	2007
Current
Federal	$ -	$ -	$ -
State	2,469	690	507
Non-U.S.	22,844	10,329	18,426
	$ 25,313	$ 11,019	$18,933
Deferred
Federal	$ (23,586)	$ 17,384	$(9,105)
State	(682)	1,068	(1,068)
Non-U.S.	(23,065)	(34,970)	7,302
	$ (47,333)	$(16,518)	$(2,871)
Total	$ (22,020)	$ (5,499)	$16,062

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note L – Income Taxes (Continued)

Income Tax Provision (Continued)

         The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2009	2008	2007
Tax expense (benefit) at U.S. statutory rate	$ 38,266	$ 716	$ 4,580
Effect of non-U.S. income taxes	(16,457)	(2,682)	6,558
Goodwill and other asset impairment	-	-	6,544
Amortization	(8,245)	(8,505)	(7,029)
Change in valuation allowance	(31,295)	11,887	(10,536)
Increase in reserves for uncertain tax positions	3,369	(338)	7,664
Changes in tax rates	-	-	(1,455)
Exchange effects and currency translation	(10,370)	(6,668)	3,269
Permanent items	2,712	91	6,467
Actual tax expense (benefit)	$(22,020)	$(5,499)	$ 16,062

          The deferred tax liabilities (assets) are comprised of the following:

	March 31,	March 31,
	2009	2008
Deferred tax liabilities:
Intangible assets	$ 11,026	$ 11,608
Unremitted earnings of non-U.S. subsidiaries	460	460
Fixed assets	12,318	11,738
Total deferred tax liabilities	$ 23,804	$ 23,806

Deferred tax assets:
Reserves and accruals	$ (57,087)	$ (49,463)
Tax credits	(54,523)	(61,897)
Tax loss carryforwards	(51,163)	(50,687)
Derivative transactions	(3,429)	(93)
Postretirement and other benefits	(25,216)	(26,274)
Other	(24,476)	(16,615)
Gross deferred tax assets	(215,894)	(205,029)
Valuation allowance	37,332	77,426
Total deferred tax assets	$ (178,562)	$(127,603)
Net deferred tax asset	$ (154,758)	$(103,797)

          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2009	March 31, 2008
Current asset	$ (24,837)	$ (20,836)
Current liability	4,681	2,622
Non current asset	(142,832)	(96,110)
Non current liability	8,230	10,527
Net deferred tax asset	$(154,758)	$(103,797)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note L – Income Taxes (Continued)

Income Tax Provision (Continued)

         The current portion of the deferred tax asset is included in “current deferred taxes” and the current portion of deferred tax liability is included in “income taxes.”

         During the year ended March 31, 2009, the net deferred tax asset balance increased by $3,628 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in Equity as part of Other Comprehensive Income.

           For the year ended March 31, 2009, the valuation allowance decreased by $40,094.  The valuation allowance was reduced by $31,295, primarily due to a change in management’s judgment as to the future realization of deferred tax assets for foreign tax credit carryovers in the United States.  As a result of sustained utilization of foreign tax credit carryovers over the past three years and the Company’s forecast of continued sources of foreign source taxable income for the foreseeable future, it is the Company’s judgment that utilization of the foreign tax credit carryovers is more likely than not.  The valuation allowance also decreased by $8,799 for certain adjustments not included in the deferred tax expense (benefit), primarily for the elimination of fully reserved deferred tax assets related to entities that have been liquidated and are no longer included in the consolidated financial statements.

         At March 31, 2009, the Company has non-U.S. tax loss carryovers of $121,765 and U.S. state tax loss carryovers of $250,405, respectively.  Of the non-U.S. tax loss carryovers, $8,700 will expire in 2010, $4,352 in 2011, $2,982 in 2012, $3,707 in 2013 and $1,642 in 2014.  Non-U.S. tax loss carryovers of $3,204 will expire in later years and $97,178 can be carried forward indefinitely.  Of the U.S. state tax loss carryovers, $6,837 will expire in 2010, $8,594 in 2011, $9,146 in 2012, $8,594 in 2013, $15,134 in 2014 and $202,100 will expire in later years.  At March 31, 2009, the Company has foreign tax credit carryovers in the United States of $50,410 that expire in 2016.

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

         The Company has provided deferred income taxes of $460 at March 31, 2009 and March 31, 2008 for estimated U.S. income taxes, net of foreign tax credits, for undistributed earnings of foreign subsidiaries that it no longer considers permanently reinvested overseas.  No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $144,025 at March 31, 2009 and $126,225 at March 31, 2008 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Note M – Employee Benefits

At March 31, 2007, the Company adopted SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans ("SFAS No. 158"), which amends SFAS No. 87 and SFAS No. 106 to require recognition of the over funded or under funded status of pension and other postretirement benefit plans on the balance sheet.  Upon adoption, the Company recorded an adjustment to accumulated other comprehensive income (loss) of $11,487 representing the recognition of previously unrecorded pension and postretirement healthcare liabilities related to net unrecognized actuarial losses, unrecognized prior service costs and unrecognized prior service credits.  The adoption of SFAS No. 158 had no effect on the Company’s consolidated statement of operations for the year ended March 31, 2007.

Retirement Benefits

The Company has multiple benefit plans at several locations.  The Company has a defined benefit plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation.  The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions.  In addition, a Supplemental Retirement Account Plan (SRAP), a defined contribution program, is maintained.

          A curtailment benefit was recognized for several of these additional executive retirement plans due to changes in personnel at March 31, 2008.

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

          A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2009 and 2008, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning	$ 82,565	$ 80,933	$ 65,428	$ 53,981
Service cost	1,912	2,101	2,549	364
Interest cost	5,029	4,699	3,836	3,210
Actuarial (gain) loss	(7,599)	(216)	380	2,638
Plan amendments/settlements/curtailments/special termination benefits	122	1,082	(9)	1,441
Effects of currency translation	-	-	(10,111)	1,562
Net transfers in	-	1,439	-	7,429
Benefits paid	(6,887)	(7,473)	(4,988)	(5,197)
Benefit obligation, ending	$ 75,142	$ 82,565	$ 57,085	$ 65,428

Change in Plan Assets
Fair value of plan assets, beginning	$ 42,877	$ 45,854	$ 41,900	$ 44,325
Actual return on plan assets	(10,892)	211	(7,879)	(1,086)
Employer contribution	10,582	4,285	3,875	3,509
Effect of currency translation	-	-	(5,786)	349
Benefits paid	(6,887)	(7,473)	(4,988)	(5,197)
Fair value of plan assets, ending	$ 35,680	$ 42,877	$ 27,122	$ 41,900

Net amount recognized	$(39,462)	$(39,688)	$(29,963)	$(23,528)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2009	2008	2009	2008
Amounts Recognized in the Consolidated Balance Sheet
Consist of:
Non-current benefit asset	$ -	$ -	$ -	$ 4,158
Accrued current benefit liability	(2,556)	(2,650)	(3,550)	(3,625)
Accrued non-current benefit	(36,906)	(37,038)	(26,413)	(24,061)
Net amount recognized	$(39,462)	$(39,688)	$ (29,963)	$ (23,528)

          The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2009	2008	2009	2008
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$75,142	$82,565	$57,085	$49,013
Accumulated benefit obligation	73,687	81,115	54,050	45,475
Fair value of plan assets	35,680	42,877	27,122	21,327

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2009	2008	2007	2009	2008	2007
Service cost	$1,912	$2,101	$2,576	$2,549	$ 364	$ 331
Interest cost	5,029	4,699	4,758	3,836	3,210	3,089
Expected return on plan assets	(3,410)	(3,659)	(3,589)	(2,848)	(3,189)	(3,290)
Amortization of actuarial loss	(398)	416	526	56	68	-
Amortization of prior service cost	(308)	(272)	1,933	16	29	46
Special termination benefits	122	13	286	-	1,441	495
One-time effects of curtailment	-	(41)	260	-	-	132
One-time effects of settlement	-	-	-	(35)	-	(195)
Net periodic pension cost	$2,947	$3,257	$6,750	$3,574	$1,923	$ 608

          The amounts showing in other comprehensive income at March 31, 2009, March 31, 2008 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total

Prior service (credit) cost	$ (637)	$10,928	$ 10,291
Net gain	(4,311)	(6,065)	(10,376)
Deferred taxes	3,700	(1,702)	1,998
Balance at March 31, 2008	$ (1,248)	$ 3,161	$ 1,913

Prior service credit	$ (235)	$ (817)	$ (1,052)
Net (gain) loss	(16,918)	1,424	(15,494)
Deferred taxes	3,585	(207)	3,378
Total change for 2009	$(13,568)	$ 400	$(13,168)

Prior service (credit) cost	$ (872)	$10,111	$ 9,239
Net gain	(21,229)	(4,641)	(25,870)
Deferred taxes	7,285	(1,909)	5,376
Balance at March 31, 2009	$(14,816)	$ 3,561	$(11,255)

          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2009	2008	2007	2009	2008	2007
Discount rate	6.30%	5.90%	5.90%	6.67%	5.93%	4.50% to 6.00%
Rate of increase in future compensation	5.00%	3.75%	3.75%	4.87%	3.80%	3.00% to 4.00%
Expected long-term rate of return on plan assets	8.00%	8.25%	8.25%	7.50%	7.25%	7.25%

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

          The following assumptions were used to determine the benefit obligations disclosed for the pension, postretirement, other postemployment and employee savings plans at March 31, 2009 and 2008:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2009	2008	2009	2008
Discount rate	7.50%	6.30%	6.69%	6.67%
Rate of increase in future compensation	5.00%	5.00%	5.08%	5.16%

          For 2009 and 2008, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.

          Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2010 is $829 and $(643), respectively.

Plan Assets

The Company’s asset allocations at March 31, 2009 and 2008 by asset category are as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2009	2008	2009	2008
Asset Category:
Equity securities	43%	61%	55%	74%
Fixed income	41%	27%	31%	26%
Real estate	11%	12%	-	-
Other short term investments	5%	-	14%	-
Total	100%	100%	100%	100%

          The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  The Company’s target asset allocation strategy is a 68%/22%/10% allocation between equity, fixed income securities and real estate for the domestic plans and 65%, 27% and 8% equity, fixed income securities and real estate for the foreign plans.  Manager performance is measured against investment objectives and objective benchmarks, including:  Salomon 90 Day Treasury Bill, Barclays Intermediate Govt. Credit, Barclays Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE.  The Portfolio Objective is to exceed the actuarial return on assets assumption.  Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate.  Equity securities do not include the Company’s common stock.

Cash Flows

Contributions

The Company expects to contribute $4,056 to its domestic benefits plans and $5,614 to its foreign benefit plans in 2010.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

Cash Flows (Continued)

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31,	March 31,	March 31,	March 31,
	2009	2009	2009	2009
2010	5,913	5,962	816	103
2011	5,989	4,596	785	110
2012	7,169	4,682	761	116
2013	5,768	4,872	746	121
2014	7,684	5,506	737	125
Years 2015-2018	33,323	27,495	3,440	625

          The Company sponsors 401-k savings plans for most of its salaried employees located in the United States.  The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by a Supplemental Retirement Account Plan (SRAP) during 2008.  The Company also maintains defined contribution plans at various foreign locations.  The Company’s contributions to the plans were $3,323 in 2009, $3,976 in 2008 and $3,322 in 2007.

Postretirement Health and Life Insurance Benefits

The Company provides certain health and life insurance benefits to retired U.S. employees (and their eligible dependents) who meet specified age and service requirements.  The plan excludes new employees after September 2005 and caps the Company’s annual cost commitment to postretirement benefits for retirees.  The Company retains the right, subject to existing agreements, to modify or eliminate these postretirement health and life insurance benefits in the future.

          The Company provides certain health and life insurance benefits to retired Brazilian directors and certain retirees located in Europe including their eligible dependents who meet specified requirements.

          The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2009	2008
Discount rate	10.53%	9.95%
Health care cost trend rate assumed for next year	9.9	7.0
Ultimate trend rate	9.9	7.0

          A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.

          Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts.  For 2009 the additional cost related to these contracts was $37.

          Prior service credits of $1,660 and unrecognized net actuarial losses of $305 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2010.

          A reconciliation of benefit obligations, plan assets and funded status of the plans was as follows:

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Postretirement Health and Life Insurance Benefits (Continued)

	U.S. Plans		Non-U.S. Plans
	March 31,	March 31,	March 31,	March 31,
	2009	2008	2009	2008
Change in Benefit Obligation
Benefit obligation, beginning	$ 9,115	$ 9,951	$ 2,818	$ -
Service cost	61	73	74	56
Interest cost	548	564	292	231
Plan amendment	-	-	(967)	-
Plan curtailment	-	-	(95)	-
Effect of currency translation	-	-	(110)	(429)
Actuarial loss	(735)	(739)	(380)	36
Net transfer in	-	-	191	3,061
Benefits paid	(852)	(734)	(154)	(137)
Benefit obligation, ending	$ 8,137	$ 9,115	$ 1,669	$ 2,818

Change in Plan Assets
Fair value of plan assets, beginning	$ -	$ -	$ -	$ -
Employer contribution	852	734	154	137
Benefits paid	(852)	(734)	(154)	(137)
Fair value of plan assets, ending	$ -	$ -	$ -	$ -

Net amount recognized	$(8,137)	$(9,115)	$(1,669)	$(2,818)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued benefit liability	$ (816)	$ (822)	$ (103)	$ (146)
Accrued non-current benefit liability	(7,321)	(8,293)	(1,566)	(2,672)
Net amount recognized	$(8,137)	$(9,115)	$(1,669)	$(2,818)

There are no plan assets for 2009 or 2008.  Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,	March 31,
	2009	2008	2007	2009	2008
Service cost	$ 60	$ 73	$ 88	$ 74	$ 56
Interest cost	548	564	529	292	231
Expected return on plan assets	-	-	(1)	-	-
Curtailment	-	-	-	(96)	-
Prior service credit	(1,622)	(1,622)	(1,622)	-	-
Actuarial loss	376	421	347	-	-
Net periodic benefit cost (income)	$ (638)	$ (564)	$ (659)	$ 270	$ 287

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Postretirement Health and Life Insurance Benefits (Continued)

          The Company continues to evaluate ways to better manage these benefits and control their costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.  The Company expects to contribute $919 to its combined U.S. and non-U.S. postretirement benefit plans in 2010.

          Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements.   For these foreign plans, the cost of benefits charged to income was not material in 2009, 2008 and 2007.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note N – Segment Information (Continued)

	Years Ended March 31,
Analysis of Segment Operations	2009	2008	2007
Sales and other Operating Revenues:
South America	$ 865,127	$ 845,370	$ 723,739
Other Regions	1,393,092	1,166,133	1,255,339
Total Revenue	$2,258,219	$2,011,503	$1,979,078

Operating Income:
South America	$ 75,815	$ 42,192	$ 73,014
Other Regions	128,647	51,403	40,686
Total Operating Income	204,462	93,595	113,700
Debt Retirement Expense	954	5,909	3,860
Interest Expense	97,984	101,885	105,635
Interest Income	3,808	16,245	8,591
Derivative Financial Instruments Income	-	-	290
Income Before Income Taxes and Other Items	$ 109,332	$ 2,046	$ 13,086

	Years Ended March 31,
Analysis of Segment Assets	2009	2008	2007
Segment Assets:
South America	$ 939,234	$ 844,053	$ 757,861
Other Regions	819,285	868,812	896,011
Total Assets	$1,758,519	$1,712,865	$1,653,872

Goodwill:
Other Regions	$ 2,794	$ 2,794	$ 4,186

Equity in Net Assets of Investee Companies:
South America	$ -	$ -	$ 693
Other Regions	20,763	19,285	17,768
Total Investees	$ 20,763	$ 19,285	$ 18,461

Depreciation and Amortization:
South America	$ 8,785	$ 9,546	$ 11,265
Other Regions	20,492	25,012	25,028
Total Depreciation and Amortization	$ 29,277	$ 34,558	$ 36,293

Capital Expenditures:
South America	$ 2,262	$ 3,293	$ 2,733
Other Regions	18,980	20,610	12,491
Total Capital Expenditures	$ 21,242	$ 23,903	$ 15,224

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note N – Segment Information (Continued)

	Years Ended March 31,
Sales by Destination	2009	2008	2007
Sales and Other Operating Revenues:
Belgium	$ 447,475	$ 395,730	$ 357,368
United States	322,277	349,200	340,772
China	147,761	84,320	42,693
Netherlands	124,245	104,967	150,560
Indonesia	117,704	63,376	43,257
Russia	115,230	118,663	116,115
Germany	109,283	143,996	169,405
Other	874,244	751,251	758,908
	$ 2,258,219	$ 2,011,503	$ 1,979,078

Sales and Other Operating Revenues to Major Customers:

Of the 2009, 2008 and 2007 sales and other operating revenues, approximately 49%, 55% and 53%, respectively, were to various tobacco companies which are now owned by or under the common control of two companies.  (The following table summarizes the net sales to each customer for the periods indicated: )

Customer A	$ - *	$ 659,382	$ 679,086
Customer B	541,691	450,871	368,087
Customer C	554,147	-	-
	$ 1,095,838	$ 1,110,253	$ 1,047,173
* Less than 10%
Property, Plant and Equipment, Net:
United States	$ 41,204	$ 44,284	$ 43,994
Brazil	47,663	52,002	72,403
Turkey	31,650	33,784	41,979
Malawi	32,848	35,164	38,567
Tanzania	13,087	14,839	16,407
Europe	15,839	16,125	21,824
Argentina	10,352	11,275	12,794
Asia	7,648	8,244	8,780
Other	2,663	2,560	5,320
Property, Plant and Equipment, Net	$ 202,954	$ 218,277	$ 262,068

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

          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars.  The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange gains (losses) in 2009, 2008 and 2007 were $(20), $4,073 and $(168), respectively, and are included in the respective statements of income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note P – Contingencies and Other Information

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  The Company has appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance and is awaiting the final decision from the Supreme Court.  As of March 31, 2009, the balance of the reserve is $203 and payments of $31 have been made during the year ended March 31, 2009.

           The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $5,638 and the total assessment including penalties and interest through March 31, 2009 is $10,953.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $5,638 represents intrastate trade tax credit amounts which were offset against intrastate trade tax receivables. At March 31, 2009, the Company also has intrastate trade tax receivables from Parana of $9,048.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul (“Rio Grande”) of $48,092 and $61,340 at March 31, 2009 and March 31, 2008, respectively. Based on management’s expectations about future realization, the Company has recorded a valuation allowance on the Rio Grande intrastate trade tax credits of $15,004 and $13,284 at March 31, 2009 and March 31, 2008, respectively. The allowance on the Rio Grande intrastate trade tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

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

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$9,741) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.  No amounts have been reserved with respect to such claim.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note P – Contingencies and Other Information (Continued)

Other (Continued)

           In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  In May 2004, the Company voluntarily reported the matter to the U.S. Department of Justice (“Justice”).  Soon thereafter, the Company closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in its filings with the SEC.  In August 2006, the Company learned that the SEC had issued a formal order of investigation of the Company and others to determine if these or other actions, including those in other countries in which the Company does business, may have violated certain provisions of the Securities Exchange Act of 1934 and rules thereunder.  In May 2008, the Company learned that Justice is conducting an investigation into possible violations of federal laws stemming from the same actions being investigated by the SEC.

           If the U.S. authorities determine that there have been violations of federal laws, they may seek to impose sanctions on the Company that may include, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices.  It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose.  It is possible, however, that any sanctions which might be imposed could materially adversely affect the Company’s results of operations.  Both of these investigations are ongoing as of the date of this report and the Company is fully cooperating with the SEC and Justice.

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

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crop.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At March 31, 2009, the Company was guarantor of an amount not to exceed $165,488 with $159,181 outstanding under these guarantees.

           The Company enters into contracts with growers, primarily in the United States, Brazil and Turkey, to buy either specified quantities of tobacco or the grower’s total tobacco production.  At March 31, 2009, the Company had contracts to purchase approximately $663,961 of tobacco of which $661,603 represents volumes to be delivered during the coming year.  These amounts are estimates based on projected volumes and purchase prices of the future crop tobacco.  Payment of these obligations is net of the Company’s advances to these growers. The Company’s tobacco purchase obligations do not exceed its projected requirements over the related terms and are in the normal course of business.

           In accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations, the Company records all known asset retirement obligations (“ARO”) for which the liability can be reasonably estimated. Currently, it has identified an ARO associated with one of its facilities that requires it to restore the land to its initial condition upon vacating the facility. The Company has not recognized a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143, for this ARO because the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned back to the government, and the Company has no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.  The Company has no additional material AROs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note Q – Sale of Receivables

Alliance One International, A.G., a wholly owned subsidiary of the Company is engaged in a revolving trade accounts receivable securitization agreement to sell receivables to a third party limited liability company. The agreement was amended in March 2008 to increase the size of the facility and also reduce expenses. The agreement, which matures March 26, 2013, is funded through loans to the third party limited liability company (“LLC”) which is committed up to a maximum of $100,000 in funding at any time. To the extent that the balance of the loan is less than $100,000 the Company is subject to a 0.25% fee on the unused amount.

          Proceeds from the sale of accounts receivable consist of 90% of the face value in cash, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer.  Upon sale, the Company reduces accounts receivable by the carrying value of the receivables sold.  The fair value of the retained interest in the receivables is calculated by applying the commercial paper rate and the servicing rate to the balance of the outstanding receivables in the facility.  The resulting fair value of the retained interest is recorded in accounts receivable.  The Company receives a 0.5% per annum servicing fee on receivables sold and outstanding.  This fee is compensatory and no servicing asset or liability has resulted from the sale.  Servicing fees earned are recorded as a reduction of selling, administrative and general expenses.  The receivables sold are non-interest bearing.  This in conjunction with the short life of the receivables sold and outstanding causes the effects of any prepayments on the value of assets recorded to be inconsequential. Losses on sale of receivables are recorded as a component of other income (expense) in the statement of operations.

          Receivables sold to the LLC are insured against loss.  The Company provides no guarantee as to the value of the sold receivables and its retained interest in any receivable may also be recovered under the terms of the insurance.

          The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2009	2008

Receivables outstanding in facility:
As of April 1	$ 70,862	$ 31,282
Sold	732,889	239,702
Collected	(703,140)	(200,122)
As of March 31	$ 100,611	$ 70,862

Retained interest as of March 31	$ 26,833	$ 15,207

Decreases in retained interest resulting from changes in discount rate:
10%	$ 107	$ 90
20%	$ 214	$ 179

Criteria to determine retained interest as of March 31:
Weighted average life in days	85	77
Discount rate (inclusive of 0.5% servicing fee)	4.71%	6.0%
Unused balance fee	0.25%	0.25%

Cash proceeds for the twelve months ended March 31:
Current purchase price	$ 476,523	$ 123,305
Deferred purchase price	235,880	60,757
Service fees	501	348
Total	$ 712,904	$ 184,410

Loss on sale of receivables	$ 3,548	$ 3,299

Facility implementation expenses	$ -	$ 293

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables.  The amount currently reinvested is $73,778 which consists of the current receivables sold balance less interests retained by the Company.  Since April 1, 2008, the average outstanding balance of receivables sold has been $58,103 with a minimum outstanding balance of $6,185 and a maximum of $81,676.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note R – Fair Value Measurements

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

Derivative financial instruments

The fair value of foreign currency and interest rate swap contracts are based on third-party market maker valuation models that discount cash flows resulting from the differential between the contract rate and the market-based forward rate or curve capturing volatility and establishing intrinsic and carrying values.  The amounts include fair value adjustments related to the Company’s own credit risk and counterparty credit risk.

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

          Assets measured at fair value included in the Consolidated Balance Sheet as of March 31, 2009 are summarized below:

March 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$ -	$ 23,469	$ -	$ 23,469
Securitized retained interests	-	-	26,833	26,833
Total Assets	$ -	$ 23,469	$ 26,833	$ 50,302

Liabilities
Derivative financial instruments	$ -	$ 25,670	$ -	$ 25,670

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note R – Fair Value Measurements (Continued)

          Below is a roll-forward of assets and liabilities measured at fair value using Level 3 inputs for the twelve months ended March 31, 2009.  These instruments were valued using pricing models that, in management’s judgment, reflect the assumptions a marketplace participant would use.

Securitized Retained Interests	Year Ended March 31, 2009

Beginning balance	$ 15,207
Total losses (realized / unrealized) included in earnings	3,548
Purchases, issuances, and settlements, net	8,078
Ending balance	$ 26,833

          The amount of total losses included in earnings for the year ended March 31, 2009 attributable to the change in unrealized losses on assets was $1,078 related to securitized retained interests.

          Gains and losses are included in earnings and reported in Other Income, Net.

Note S – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2009	March 31, 2008
Balances:
Accounts receivable	$29,765	$ -
Accounts payable	27,488	993

	Year Ended March 31,
	2009	2008
Transactions:
Purchases	$158,609	$165,786

          The Company’s operating subsidiaries have entered into transactions with affiliates of Alliance One for the purpose of procuring inventory.

          The Company’s balances due to and from related parties are primarily related to its deconsolidated Zimbabwe subsidiary.  As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”). ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated. Therefore, the Company does not consolidate its Zimbabwe operations, but continues to provide advances to Zimbabwe for the purchase of tobacco.

          The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note T – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter (2)	Second Quarter (2)	Third Quarter (2)	Fourth Quarter (2)	Fiscal Year
	Year Ended March 31, 2009
	Sales and other operating revenue	$459,165	$597,092	$689,974	$511,988	$2,258,219
	Gross profit	76,662	80,445	119,489	84,243	360,839
	Income from continuing operations	14,796	20,402	59,503	37,450	132,151
	Income (loss) from discontinued operations	509	(45)	(41)	(16)	407
	Net income	15,305	20,357	59,462	37,434	132,558
	Per Share of Common Stock:
	Basic Earnings (1)
	Income from continuing operations	.16	.23	.67	.42	1.50
	Income from discontinued operations	.01	-	-	-	-
	Net income	.17	.23	.67	.42	1.50
	Diluted Earnings
	Income from continuing operations	.16	.23	.67	.42	1.49
	Income from discontinued operations	.01	-	-	-	-
	Net income	.17	.23	.67	.42	1.49
Market Price	- High	6.60	5.30	4.22	4.25	6.60
	- Low	5.07	3.50	1.97	2.22	1.97
	Year Ended March 31, 2008
	Sales and other operating revenue	$461,708	$586,612	$560,059	$403,124	$2,011,503
	Gross profit	71,822	83,823	74,343	20,404	250,392
	Income (loss) from continuing operations	5,931	11,102	14,724	(22,751)	9,006
	Income from discontinued operations	48	356	973	6,478	7,855
	Net income (loss)	5,979	11,458	15,697	(16,273)	16,861
	Per Share of Common Stock:
	Basic Earnings (Loss) (1)
	Income (loss) from continuing operations	.07	.12	.17	(.25)	.10
	Income from discontinued operations	-	.01	.01	.07	.09
	Net income	.07	.13	.18	(.18)	.19
	Diluted Earnings (Loss) (1)
	Income (loss) from continuing operations	.07	.13	.17	(.25)	.10
	Income from discontinued operations	-	-	.01	.07	.09
	Net income	.07	.13	.18	(.18)	.19
Market Price	- High	12.19	10.23	7.10	6.31	12.19
	- Low	9.14	5.77	3.50	3.48	3.48

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note T – Selected Quarterly Financial Data (Unaudited) (Continued)

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

*

For the quarter ended March 31, 2008, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2009 and 2008, and the related statements of consolidated operations and comprehensive income (loss), consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended March 31, 2009.  Our audits also included the financial statement schedules listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

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

          In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance One International, Inc. and subsidiaries as of March 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2009, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 5, 2009 expressed an unqualified opinion on the Company's internal control over financial reporting.

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

June 5, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinion.

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

          In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

          We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2009, of the Company and our report dated June 5, 2009, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule, and included an explanatory paragraph regarding the adoption of the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109, as of April 1, 2007.  The Company also adopted the provisions of Statement of Financial Accounting Standards No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an Amendment of FASB Statements No. 87, 88, 106, and 132(R), as of March 31, 2007.

/s/  Deloitte & Touche LLP

_____________________________________

Raleigh, North Carolina

June 5, 2009

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ONACCOUNTING
                   AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2009. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

          In making this evaluation, our management considered the matters relating to the prior material weaknesses discussed below. Based on this evaluation, and in light of our completion of remediation of  prior material weaknesses as described below, our Chief Executive Office and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2009.

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

          Our internal control over financial reporting includes those policies and procedures that:

i.

pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2009 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          In conducting this assessment, our management considered the matters relating to the prior material weaknesses discussed below. Based on that assessment, and in light of our completion of remediation of prior material weaknesses as described below, management believes our internal control over financial reporting was effective as of March 31, 2009.

          The effectiveness of our internal control over financial reporting as of March 31, 2009 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report on Form 10-K.

Remediation of Previously Reported Material Weaknesses

At March 31, 2008, management identified the following material weaknesses in our internal control over financial reporting. A material weakness in internal controls over financial reporting is defined as “a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.”

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

Remediation of Previously Reported Material Weaknesses (Continued)

Accounting for Income Taxes

At March 31, 2008, the design of the Company’s internal control over financial reporting lacked effective controls over the determination and reporting of its income taxes as it relates to income tax receivable and payable, deferred income tax assets and liabilities, the related valuation allowances and income tax expense. Specifically, effective controls were not designed and in place to: (i) ensure management maintained the appropriate level of personnel with adequate experience and expertise in the area of generally accepted accounting principles in the United States of America (“GAAP”) accounting for income taxes; (ii) ensure roles and responsibilities with respect to accounting for income taxes were clearly defined; (iii) identify and evaluate in a timely manner the tax implications of certain non-routine transactions; (iv) provide reasonable assurance as to the completeness and accuracy of the provision for income taxes and income taxes payable including tax reserves and return to provision adjustments; and (v) reconcile differences between the tax and financial reporting basis of its assets and liabilities with its deferred income tax assets and liabilities. During the second quarter of fiscal 2008, management identified certain misstatements which related to current and prior periods.  Management evaluated these errors and the correction of such errors and concluded that they were not material to the prior or current financial statements.  However, the Company concluded there was a material weakness related to the accounting for income taxes because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

          As discussed below, we completed remediation of this material weakness as of March 31, 2009.

Financial Reporting

At March 31, 2008, the Company did not maintain a sufficient complement of personnel in certain operating locations with an appropriate level of technical accounting knowledge, experience, or training to communicate to corporate financial reporting management or determine proper application of GAAP to various complex financial accounting and reporting requirements, including farmer advance financing, pensions and post retirement plans and other technical accounting matters.  Management evaluated these errors and the correction of such errors and concluded they were not material to the prior or current financial statements.  However, the Company concluded there was a material weakness related to the proper application of GAAP because there was a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements would not be prevented or detected on a timely basis.

          As discussed below, we completed remediation of this material weakness as of March 31, 2009.

          During the quarter ended March 31, 2009, we completed remediation of these material weaknesses in accounting for income taxes and financial reporting. In connection with our remediation process we implemented the following:

Accounting for Income Taxes

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

ITEM 9A.    CONTROLS AND PROCEDURES (Continued)

Changes in Internal Control over Financial Reporting

Management has implemented changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the twelve months ended March 31, 2009 as described above in “Remediation of Previously Reported Material Weaknesses” and as described below. As described above in the “Remediation of Previously Reported Material Weaknesses” during the three months ended March 31, 2009 management has completed its remediation of the previously reported material weaknesses and concluded these no longer exist as of March 31, 2009.

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance.  During the nine months ended December 31, 2008, the Company substantially completed the process of implementing SAP in its United Kingdom, U.S., and Brazil operations. The implementation of this phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material. During the three months ended March 31, 2009, the Company did not implement SAP in any additional locations.

          Other than the remediation measures described above, there were no other changes that occurred during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION as of March 31, 2009

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (1)

Equity Compensation Plans Approved by Security Holders	4,064,485	5.51	2,216,775

Equity Compensation Plans Not Approved by Security Holders	0	Not Applicable	0
Total	4,064,485	5.51	2,216,775

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

The information contained in the Proxy Statement under the caption "Ownership of Equity Securities," together with the information included herein is incorporated herein by reference.

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

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations and Comprehensive Income –Years
ended March 31, 2009, 2008 and 2007
Consolidated Balance Sheet - March 31, 2009 and 2008
Statement of Consolidated Stockholders' Equity - Years ended March 31, 2009, 2008 and 2007
Statement of Consolidated Cash Flows - Years ended March 31, 2009, 2008 and 2007
Notes to Consolidated Financial Statements
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

4.03

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 11.0% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

4.04

Indenture, dated March 7, 2007, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 8 1/2% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed March 8, 2007 (SEC File No. 1-3684).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

10.01

Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (SEC File No. 1-3684).*

10.02

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.03

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.04

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Henry C. Babb, Jr., incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K filed, January 7, 2009 (SEC File No. 1-3684).*

10.05

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (SEC File No. 1-3684).*

10.06

DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

	10.07	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.08

Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.09

Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.10

Amended and Restated Credit Agreement, dated March 30, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).

10.11

Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.12

Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

10.13

Second Amendment to Amended and Restated Credit Agreement, dated May 29, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2007 (SEC File No. 1-3684).

10.14

Waiver and Consent, dated June 20, 2007, by and among Intabex Netherlands B.V. as Borrowers, Alliance One International AG, as a Guarantor, and Wachovia Bank, National Association, as Administrative Agent for the Lenders, incorporated by reference to Exhibit 10.30 to Alliance One’s Annual Report on Form 10-K for the year ended March 31, 2007, filed June 22, 2007 (SEC File No. 1-3684).

10.15

Settlement and Release Agreement by and between H.P. Green III and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed July 30, 2007 (SEC File No. 1-3684).*

10.16

Key Executive Life Insurance and Deferred Compensation Program by and between H.P. Green III and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed July 30, 2007 (SEC File No. 1-3684).*

10.17

Consulting Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

10.18

Agreement to Amend Employment Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

10.19

Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix B of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 31, 2008 (SEC file No. 1-3684).*

10.20

Third Amendment to Amended and Restated Credit Agreement, dated February 8, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the lenders party thereto, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 11, 2008 (SEC File No. 1-3684).

10.21

Severance Election and Release, effective as of March 31, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).*

10.22

Consulting Agreement, effective as of April 1, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).*

10.23

Fourth Amendment to Amended and Restated Credit Agreement, dated August 4, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the lenders party thereto, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed August 5, 2008 (SEC File No. 1-3684).

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

10.24

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Awards (Career Shares), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.25

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Career Share Units), incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.26

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Performance-Based Restricted Stock Units), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.27

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.28

Fifth Amendment to Amended and Restated Credit Agreement, dated February 20, 2009, by and among Alliance One International, Inc., Intabex Netherlands, B.V., Alliance One International AG, certain domestic subsidiaries, the lenders party thereto, and Wachovia Bank, National Association, as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report on Form 8-K, filed February 20, 2009 (SEC File No. 1-3684).

	10.29	Summary of director and executive officer compensation arrangements (filed herewith).*

10.30

Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 19 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 10, 2008 (SEC File No. 1-3684).*

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

Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company’s consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.

(c)	Financial Statement Schedules:

Schedule II – Valuation and Qualifying Accounts appears on the following page of this Form 10-K.  All other schedules are not required under the related instructions or are not applicable and therefore have been omitted.

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
Year ended March 31, 2007
Deducted from asset accounts:
Allowance for doubtful accounts	$3,952,564	$1,325,472	$ -	$1,885,922 (A)	$ 3,392,114

Year ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$3,392,114	$2,123,820	$5,157,484 (B)	$ 640,691 (A)	$10,032,727

Year ended March 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$10,032,727	$ 882,359	$ -	$ 2,430,876 (A)	$ 8,484,210

(A) Currency translation and direct write off.

(B) Reclassification of beginning balance from discontinued operations to continuing operations.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 8, 2009.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ Robert E. Harrison By________________________________________________ Robert E. Harrison Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 8, 2009.

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

4.03

Indenture, dated May 13, 2005, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 11.0% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

4.04

Indenture, dated March 7, 2007, between Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 8 1/2% Senior Notes due 2012, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K, filed March 8, 2007 (SEC File No. 1-3684).

10.01

Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (SEC File No. 1-3684).*

10.02

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.03

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.04

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Henry C. Babb, Jr., incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K filed, January 7, 2009 (SEC File No. 1-3684).*

10.05

Settlement Agreement, dated May 24, 1999, between DIMON Incorporated and Tabex (Private) Limited, Folium Inc., Blair Investments (Private) Limited, Tabacalera S.A., Anthony C. B. Taberer, Paul A.B. Taberer, and Charles M.B. Taberer, incorporated by reference to Exhibit 10.29 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 1999, filed September 28, 1999 (SEC File No. 1-3684).*

EXHIBIT INDEX

Exhibits	(Continued)

10.06

DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

	10.07	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.08

Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.09

Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.10

Amended and Restated Credit Agreement, dated March 30, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the Lenders from time to time parties thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 5, 2007 (SEC File No. 1-3684).

10.11

Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.12

Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.13

Second Amendment to Amended and Restated Credit Agreement, dated May 29, 2007 by and among Alliance One International, Inc. and Intabex Netherlands B.V., as Borrowers, Alliance One International AG, as a Guarantor, the lenders party thereto, Wachovia Bank, National Association, as Administrative Agent, Deutsche Bank Securities Inc., as Syndication Agent, and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, as Documentation Agents, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed June 4, 2007 (SEC File No. 1-3684).

10.14

Waiver and Consent, dated June 20, 2007, by and among Intabex Netherlands B.V. as Borrowers, Alliance One International AG, as a Guarantor, and Wachovia Bank, National Association, as Administrative Agent for the Lenders, incorporated by reference to Exhibit 10.30 to Alliance One’s Annual Report on Form 10-K for the year ended March 31, 2007, filed June 22, 2007 (SEC File No. 1-3684).

10.15

Settlement and Release Agreement by and between H.P. Green III and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed July 30, 2007 (SEC File No. 1-3684).*

EXHIBIT INDEX

Exhibits	(Continued)

10.16

Key Executive Life Insurance and Deferred Compensation Program by and between H.P. Green III and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed July 30, 2007 (SEC File No. 1-3684).*

10.17

Consulting Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

10.18

Agreement to Amend Employment Agreement, by and between Alliance One International, Inc. and Brian J. Harker, entered into on August 22, 2007, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed August 22, 2007 (SEC File No. 1-3684).*

10.19

Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix B of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 31, 2008 (SEC file No. 1-3684).*

10.20

Third Amendment to Amended and Restated Credit Agreement, dated February 8, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the lenders party thereto, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 11, 2008 (SEC File No. 1-3684).

10.21

Severance Election and Release, effective as of March 31, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).*

10.22

Consulting Agreement, effective as of April 1, 2008, by and between James A. Cooley and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, filed April 17, 2008 (SEC File No. 1-3684).*

10.23

Fourth Amendment to Amended and Restated Credit Agreement, dated August 4, 2008, by and among the Alliance One International, Inc. and Intabex Netherlands B.V., Alliance One International AG, the lenders party thereto, Wachovia Bank, National Association, Deutsche Bank Securities Inc., and ING Bank N.V., London Branch, Cooperatieve Centrale Raiffeisen-Boerenleenbank B.A. “Rabobank Nederland”, New York Branch and Societe Generale, incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended June 30, 2008, filed August 5, 2008 (SEC File No. 1-3684).

10.24

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Awards (Career Shares), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.25

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Career Share Units), incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.26

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Performance-Based Restricted Stock Units), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

EXHIBIT INDEX

Exhibits	(Continued)

10.27

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.28

Fifth Amendment to Amended and Restated Credit Agreement, dated February 20, 2009, by and among Alliance One International, Inc., Intabex Netherlands, B.V., Alliance One International AG, certain domestic subsidiaries, the lenders party thereto, and Wachovia Bank, National Association, as administrative agent for the lenders, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report on Form 8-K, filed February 20, 2009 (SEC File No. 1-3684).

	10.29		Summary of director and executive officer compensation arrangements (filed herewith).*

10.30

Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 19 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 10, 2008 (SEC File No. 1-3684).*

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

Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company’s consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.