Form 10-Q
period 2009-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2009-08-04
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]    No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [  ]    No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 27, 2009, the registrant had 89,161,000 shares outstanding of Common Stock (no par value) excluding 7,853,000 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2009 and 2008
(Unaudited)

	June 30,	June 30,
(in thousands, except per share amounts)	2009	2008

Sales and other operating revenues	$410,484	$459,165
Cost of goods and services sold	322,522	382,503
Gross profit	87,962	76,662
Selling, administrative and general expenses	36,328	38,234
Other income (expense)	(440)	2,273
Restructuring and asset impairment charges	-	495
Operating income	51,194	40,206
Interest expense (includes debt amortization cost of $1,852 in 2009 and $941 in 2008)	24,968	24,429
Interest income	915	937
Income before income taxes and other items	27,141	16,714
Income tax expense	12,265	1,792
Equity in net income of investee companies	-	-

Income from continuing operations	14,876	14,922
Income from discontinued operations, net of tax	-	509
Net income	14,876	15,431
Less: Net income attributable to noncontrolling interests	399	126

Net income attributable to Alliance One International, Inc.	$ 14,477	$ 15,305

Amounts attributable to Alliance One International, Inc.
Income from continuing operations, net of tax	$ 14,477	$ 14,796
Income from discontinued operations, net of tax	-	509
Net income attributable to Alliance One International, Inc.	$ 14,477	$ 15,305

Basic earnings per share
Net income from continuing operations	$ .16	$ .16
Income from discontinued operations	-	.01
Net income	$ .16	$ .17

Diluted earnings per share
Net income from continuing operations	$ .16	$ .16
Income from discontinued operations	-	.01
Net income	$ .16	$ .17

Average number of shares outstanding:
Basic	88,479	88,207
Diluted	89,170	89,234

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				June 30, 2009	June 30, 2008	March 31, 2009
ASSETS
Current assets
Cash and cash equivalents				$ 67,630	$ 179,542	$ 87,665
Trade and other receivables, net				168,457	126,146	175,705
Accounts receivable, related parties				43,067	30,639	29,765
Inventories:
Tobacco				861,556	855,827	627,496
Other				63,773	48,968	59,693
Advances on purchases of tobacco, net				128,899	151,516	137,824
Recoverable income taxes				8,960	13,025	3,995
Current deferred taxes				28,635	22,235	24,837
Prepaid expenses				67,378	60,258	47,800
Assets held for sale				4,947	4,015	4,411
Current derivative asset				12,932	6,061	23,469
Other current assets				8,510	8,558	9,603
Assets of discontinued operations				-	143	-
Total current assets				1,464,744	1,506,933	1,232,263
Other assets
Investments in unconsolidated affiliates				21,674	21,582	21,675
Goodwill and other intangible assets				49,066	41,182	49,877
Deferred income taxes				143,182	97,317	142,832
Other deferred charges				14,718	10,659	13,278
Other noncurrent assets				112,107	128,867	95,640
				340,747	299,607	323,302
Property, plant and equipment, net				199,273	214,262	202,954
				$2,004,764	$2,020,802	$1,758,519
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 380,612	$ 613,887	$ 261,468
Accounts payable				111,763	158,373	120,214
Due to related parties				24,454	-	27,488
Advances from customers				122,009	174,461	44,440
Accrued expenses and other current liabilities				102,316	75,642	97,644
Current derivative liability				-	-	25,670
Income taxes				20,885	3,237	16,659
Long-term debt current				15,603	22,438	17,842
Liabilities of discontinued operations				-	55	-
Total current liabilities				777,642	1,048,093	611,425
Long-term debt				697,792	567,143	652,584
Deferred income taxes				8,398	10,388	8,230
Liability for unrecognized tax benefits				66,812	57,900	58,135
Pension, postretirement and other long-term liabilities				103,299	109,149	97,365
				876,301	744,580	816,314
Commitments and contingencies				-	-	-
Stockholders’ equity	June 30, 2009	June 30, 2008	March 31, 2009
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	97,014	96,730	96,827	470,093	463,478	468,195
Retained deficit				(113,932)	(245,663)	(128,409)
Accumulated other comprehensive income (loss)				(9,880)	6,925	(13,125)
Total stockholders’ equity of Alliance One International, Inc.				346,281	224,740	326,661
Noncontrolling interests				4,540	3,389	4,119
Total equity				350,821	228,129	330,780
				$2,004,764	$2,020,802	$1,758,519
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands, except per share amounts)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity

Balance, March 31, 2008	$462,798	$(258,395)	$ 5,154	$ 1,910	$ 3,623	$ 215,090
Net income	-	132,558	-	-	679	133,237
Restricted stock surrendered	(284)	-	-	-	-	(284)
Employee stock option related	40	-	-	-	-	40
Stock-based compensation	5,641	-	-	-	-	5,641
Conversion of foreign currency
financial statements	-	-	(7,024)	-	(183)	(7,207)
Adjustment in pensions	-	-	-	(13,165)	-	(13,165)
Adoption of EITF 06-10	-	(2,572)	-	-	-	(2,572)

Balance, March 31, 2009	$468,195	$(128,409)	$ (1,870)	$ (11,255)	$ 4,119	$ 330,780
Net income	-	14,477	-	-	399	14,876
Restricted stock surrendered	(26)	-	-	-	-	(26)
Stock-based compensation	1,924	-	-	-	-	1,924
Conversion of foreign currency
financial statements	-	-	3,245	-	22	3,267

Balance, June 30, 2009	$470,093	$(113,932)	$ 1,375	$ (11,255)	$ 4,540	$ 350,821

See notes to consolidated financial statements.

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2009 and 2008 (Unaudited)

(in thousands)	June 30, 2009	June 30, 2008

Operating activities
Net income	$ 14,876	$ 15,431
Adjustments to reconcile net income to net cash used by operating activities of continuing operations
Net income from discontinued operations, net of tax	-	(509)
Depreciation and amortization	7,342	7,134
Debt amortization/interest	1,852	941
Loss on foreign currency transactions	2,499	2,278
Changes in operating assets and liabilities, net:
Trade and other receivables	(4,565)	29,695
Inventories and advances to suppliers	(242,732)	(258,993)
Payables and accrued expenses	(14,080)	(12,381)
Advances from customers	77,577	82,986
Current derivative asset	(11,957)	(6,061)
Deferred items	11,753	(8,460)
Prepaid expenses	(7,725)	(3,798)
Other operating assets and liabilities	3,720	(3,642)
Other, net	2,072	(4,037)
Net cash used by operating activities of continuing operations	(159,368)	(159,416)
Net cash provided by operating activities of discontinued operations	-	576
Net cash used by operating activities	(159,368)	(158,840)

Investing activities
Purchases of property and equipment	(3,103)	(4,185)
Proceeds on sale of property and equipment	1,535	3,772
Foreign currency derivatives	(5,026)	-
Other, net	1,136	(1,386)
Net cash used by investing activities of continuing operations	(5,458)	(1,799)
Net cash provided by investing activities of discontinued operations	-	-
Net cash used by investing activities	(5,458)	(1,799)

Financing activities
Repayment of short-term demand notes	-	(42,277)
Proceeds from short-term demand notes	-	9,014
Net change in short-term borrowings	112,160	259,836
Proceeds from long-term borrowings	130,000	11,307
Repayment of long-term borrowings	(95,781)	(9,390)
Debt issuance/retirement cost	(2,268)	(43)
Net cash provided by financing activities	144,111	228,447

Effect of exchange rate changes on cash	680	(480)

(Decrease) increase in cash and cash equivalents	(20,035)	67,328
Cash and cash equivalents at beginning of period	87,665	112,214

Cash and cash equivalents at end of period	$ 67,630	$ 179,542

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Description of Business

Alliance One International, Inc. (the “Company”) is principally engaged in purchasing, processing, storing, and selling leaf tobacco in North America, Africa, Europe, South America and Asia.

Basis of Presentation

The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates that are owned 50% or less.  Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included.  As part of the preparation of the condensed consolidated financial statements, the Company performed an evaluation of subsequent events occurring after the condensed consolidated balance sheet date of June 30, 2009, through August 4, 2009, the date the condensed consolidated financial statements were issued.  The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  The year ended March 31, 2009 is sometimes referred to herein as fiscal year 2009.

          Certain prior year amounts have been reclassified to conform with the current year’s presentation, due to the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS 160”), discussed below.

          The Company is accounting for its investment in the Zimbabwe operations on the cost method and has been reporting it in Investments in Unconsolidated Affiliates in the condensed consolidated balance sheet since March 31, 2006.  During fiscal year 2007, the Company wrote its investment in the Zimbabwe operations down to zero.

New Accounting Standards

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141R, Business Combinations (“SFAS No. 141R”). This standard significantly changed the accounting for business acquisitions both during the period of the acquisition and in subsequent periods. Among the more significant changes in the accounting for acquisitions are the following: (a) transaction costs are generally expensed, (b) in-process research and development is accounted for as an asset, with the cost recognized as the research and development is realized or abandoned, (c) contingencies, including contingent consideration, are generally recorded  at fair value with subsequent adjustments recognized in operations, and (d) decreases in valuation allowances on acquired deferred tax assets are recognized in operations.  The Company adopted SFAS No. 141R on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

          In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (“SFAS No. 160”). This standard significantly changes the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. It requires noncontrolling interests (or minority interests) to be reported as a component of shareholders’ equity, which is a change from its current classification between liabilities and shareholders’ equity. It also requires earnings attributable to minority interests to be included in net earnings, although such earnings will continue to be deducted to measure earnings per share.  SFAS No. 160 is to be applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented.  The Company adopted SFAS No. 160 on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

          In December 2007, the FASB ratified Emerging Issues Task Force (“EITF”) Issue No. 07-1, Accounting for Collaborative Arrangements (“EITF 07-1”). The objective of EITF 07-1 is to define collaborative arrangements and to establish reporting requirements for transactions between participants in a collaborative arrangement and between participants in the arrangement and third parties. The Company adopted EITF 07-1 on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

          In April 2008, the FASB issued FASB Staff Position (“FSP”) FAS 142-3, Determination of the Useful Life of Intangible Assets (“FSP FAS 142-3”).  FSP FAS 142-3 amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, Goodwill and Other Intangible Assets.  The intent of FSP FAS 142-3 is to improve the consistency between the useful life of a recognized intangible asset under Statement 142 and the period of expected cash flows used to measure the fair value of the asset under FASB Statement No. 141 (revised 2007), Business Combinations, and other U.S. GAAP. The Company adopted FSP FAS 142-3 on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Standards (Continued)

Recently Adopted Accounting Pronouncements (Continued)

          In June 2008, the FASB ratified EITF Issue No. 08-3, Accounting by Lessees for Maintenance Deposits (“EITF 08-3”). The objective of EITF 08-3 is to clarify how a lessee shall account for a maintenance deposit under an arrangement accounted for as a lease. The Company adopted EITF 08-3 on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

          In June 2008, the FASB ratified EITF Issue No. 07-5, Determining Whether an Instrument (or an Embedded Feature) Is Indexed to an Entity’s Own Stock (“EITF 07-5”). The objective of EITF 07-5 is to provide guidance for determining whether an equity-linked financial instrument (or embedded feature) is indexed to an entity's own stock. The Company adopted EITF 07-5 on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

          In November 2008, the FASB ratified EITF Issue No. 08-6, Equity Method Investment Accounting Considerations (“EITF 08-6”). The objective of EITF 08-6 is to clarify the accounting for certain transactions and impairment considerations involving equity method investments. The Company adopted EITF 08-6 on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

          In April 2009, the FASB issued FSP FAS 141(R)-3, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies (“FSP”). This FSP amends and clarifies FASB Statement No. 141R, Business Combinations, to address application issues on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination. The Company adopted the FSP on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

          In April 2009, the FASB issued FSP No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP”).  This FSP essentially expands the disclosure about fair value of financial instruments that were previously required only annually to also be required for interim period reporting. In addition, the FSP requires certain additional disclosures regarding the methods and significant assumptions used to estimate the fair value of financial instruments. The Company adopted the FSP on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

          In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). The objective of SFAS No. 165 is to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, SFAS No. 165 sets forth: (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. The Company adopted SFAS No. 165 on April 1, 2009 with no material impact to the Company’s financial condition or results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP”).  This FSP amends FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is prepared. The disclosures about plan assets required by this FSP are required for the Company in its fiscal year ending March 31, 2010.  The Company is evaluating the impact of this FSP on its financial condition and results of operations.

          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS No. 166”). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 will be effective for the Company on April 1, 2010. The Company is evaluating the impact of SFAS No. 166 on its financial condition and results of operations.

          In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). The objective of SFAS No. 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 will be effective for the Company on April 1, 2010. The Company is evaluating the impact of SFAS No. 167 on its financial condition and results of operations.

Alliance One International, Inc. and Subsidiaries

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Recent Accounting Pronouncements Not Yet Adopted (Continued)

          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). The objective of SFAS No. 168 is to replace Statement 162 and to establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 will be effective for the Company on July 1, 2009. The Company does not expect SFAS No. 168 to have a material impact on its financial condition and results of operations.

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

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $5,041 and $13,470 for the three months ended June 30, 2009 and 2008, respectively.

2.  INCOME TAXES

FIN 48

As of June 30, 2009, the Company’s unrecognized tax benefits totaled $22,673, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2009, accrued interest and penalties totaled $30,058 and $14,081, respectively.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit for the amount of $5,048, the Company does not foresee any reasonably possible significant changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law and interpretation of the law.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of June 30, 2009, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2006.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three Months Ended June 30, 2009

The effective tax rate used for the three months ended June 30, 2009 was 45.2% compared to 10.7% for the three months ended June 30, 2008.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ended March 31, 2010 to be 38.4% after absorption of discrete items.

         For the three months ended June 30, 2009, the Company recorded a specific event adjustment expense of $2,565 bringing the effective tax rate estimated for the three months of 35.7% to 45.2%.  This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits, net exchange gains on income tax accounts and a tax adjustment related to the foreign currency exchange account.  For the three months ended June 30, 2008, the Company recorded a specific event adjustment benefit of $1,280 bringing the effective tax rate estimated for the three months of 3.1% to10.7%.  This specific event adjustment relates primarily to additional interest on liabilities for unrecognized tax benefits and net exchange losses on income tax accounts.  The significant difference in the estimated effective tax rate for the three months ended June 30, 2009 from the statutory rate is primarily due to expenses related to exchange effects.  During the three months ended June 30, 2009, the Company accrued an additional $8,676 of interest and exchange losses related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company records other restructuring and impairment charges as they occur in the normal course of business in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”) and SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS No. 146”).  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
	2009	2008
Restructuring and Asset Impairment Charges
Employee separation and other cash charges:
Beginning balance	$ 103	$ 2,360
Period charges:
Severance charges	-	569
Other cash charges (recovery)	-	(74)
Total period charges	-	495
Payments through June 30	(103)	(1,704)
Ending balance June 30	$ -	$ 1,151

Total restructuring and asset impairment charges for the period	$ -	$ 495

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30,
Employee Separation and Other Cash Charges	2009	2008

Beginning balance:	$ 103	$ 2,360
South America	-	134
Other regions	103	2,226
Period charges:	$ -	$ 495
South America	-	-
Other regions	-	495
Payments through June 30:	$ (103)	$(1,704)
South America	-	-
Other regions	(103)	(1,704)
Ending balance June 30:	$ -	$ 1,151
South America	-	134
Other regions	-	1,017

         All restructuring costs are recorded in earnings as restructuring and asset impairment costs only when they are incurred or meet the criteria for recording in accordance with SFAS No. 144 or SFAS No. 146.

Assets Held for Sale

As of June 30, 2009, the Company reported assets held for sale of $4,947, related primarily to production and administrative facilities in Greece, Kyrgyzstan, Malawi and Brazil, that are being actively marketed by the Company.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended June 30, 2009 and 2008.

          Goodwill and Intangible Asset Rollforward:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining
useful life in years as of March 31, 2009	-	16	7	5
March 31, 2008 balance:
Gross carrying amount	$ 2,794	$33,700	$3,610	$ 6,330	$ 46,434
Accumulated amortization	-	(4,844)	(3,591)	-	(8,435)
Net March 31, 2008	2,794	28,856	19	6,330	37,999
Additions	-	-	-	3,624	3,624
Amortization expense	-	(422)	(19)	-	(441)
Net June 30, 2008	2,794	28,434	-	9,954	41,182
Additions	-	-	7,844	3,822	11,666
Amortization expense	-	(1,263)	(270)	(1,438)	(2,971)
Net March 31, 2009	2,794	27,171	7,574	12,338	49,877
Additions	-	-	-	329	329
Amortization expense	-	(422)	(54)	(664)	(1,140)
Net June 30, 2009	$ 2,794	$26,749	$7,520	$ 12,003	$ 49,066

          Estimated Intangible Asset Amortization Expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2010	$ 1,685	$ 1,010	$ 2,496	$ 5,191
2011	1,685	1,087	2,496	5,268
2012	1,685	1,165	2,496	5,346
2013	1,685	1,243	2,496	5,424
2014	1,685	1,243	2,496	5,424
Later	18,746	1,826	187	20,759
	$ 27,171	$ 7,574	$ 12,667	$ 47,412

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30,
    2009.  These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

5.  DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of its business reported as discontinued operations were as follows:

Summary of Results of Operations

Discontinued Operations, Other Regions Segment

Three Months Ended June 30, 2008	Mozambique	Wool	Total
Sales and other revenues	$ -	$ -	$ -

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 86	$ 423	$ 509
Income tax	-	-	-
Income from discontinued operations, net of tax	$ 86	$ 423	$ 509

Summary of Assets and Liabilities

Discontinued Operations, Other Regions Segment

June 30, 2008	Mozambique	Wool	Total
Assets of discontinued operations:
Inventory	$ 143	$ -	$ 143
Total assets of discontinued operations	$ 143	$ -	$ 143

Liabilities of discontinued operations:
Accounts payable	$ 31	$ -	$ 31
Accrued expenses	24	-	24
Total liabilities of discontinued operations	$ 55	$ -	$ 55

*  As of March 31, 2009, the Company had completed the liquidation of its discontinued Mozambique and Wool Operations.

6.  SEGMENT INFORMATION

The Company purchases, processes, sells and stores leaf tobacco.  Tobacco is purchased in more than 45 countries and shipped to more than 90 countries.  The sales, logistics and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to its major customers.  Within certain quality and grade constraints, tobacco is fungible and, subject to these constraints, customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.

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

Alliance One International, Inc. and Subsidiaries

6.  SEGMENT INFORMATION (Continued)

          The following table presents the summary segment information for the three months ended June 30, 2009 and 2008:

	Three Months Ended
	June 30 ,
	2009	2008
Sales and other operating revenues:
South America	$ 218,444	$ 260,374
Other regions	192,040	198,791
Total revenue	$ 410,484	$ 459,165

Operating income:
South America	$ 35,746	$ 25,888
Other regions	15,448	14,318
Total operating income	51,194	40,206

Interest expense	24,968	24,429
Interest income	915	937
Income before income taxes and other items	$ 27,141	$ 16,714

Analysis of Segment Assets	June 30 , 2009	June 30 , 2008	March 31, 2009
Segment assets:
South America	$ 1,136,688	$ 993,405	$ 939,234
Other regions	868,076	1,027,397	819,285
Total assets	$ 2,004,764	$2,020,802	$1,758,519

7.  EARNINGS PER SHARE

Basic earnings per share are computed by dividing earnings by the weighted average number of common shares outstanding. The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at June 30, 2009 and 2008.  This subsidiary does not receive dividends on these shares and it does not have the right to vote.

          For the three months ended June 30, 2009 and 2008, the weighted average number of shares outstanding was increased by a total of 691 shares and 1,027 shares, respectively, of common stock equivalents for employee stock options and restricted stock units, and restricted shares outstanding for the computation of diluted earnings per share.  Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 1,707 at a weighted average exercise price of $7.01 per share at June 30, 2009 and 1,743 at a weighted average exercise price of $7.39 per share at June 30, 2008.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	June 30 ,
	2009	2008
Net income	$ 14,876	$ 15,431
Equity currency conversion adjustment	3,245	(139)
Total comprehensive income	18,121	15,292
Comprehensive income attributable to noncontrolling interests	420	126
Total comprehensive income attributable to the Company	$ 17,701	$ 15,166

Alliance One International, Inc. and Subsidiaries

9.  STOCK-BASED COMPENSATION

The Company accounts for stock-based compensation under SFAS No. 123(R), Share-Based Payment (“SFAS No. 123(R)”). The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $1,916 and $556 for the three months ended June 30, 2009 and 2008, respectively.

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

          During the three months ended June 30, 2009 and 2008, respectively, the Company made the following stock-based compensation awards:

	June 30,
	2009	2008
Restricted Stock
Number Granted	189	-
Grant Date Fair Value	$4.26	-
Restricted Stock Units
Number Granted	106	-
Grant Date Fair Value	$4.26	-
Performance Shares
Number Granted	1,460	-
Grant Date Fair Value	$4.26	-

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

          Assumptions used to determine the fair value of SARs as of June 30 included the following:

	2009	2008
Stock Price	$3.80	$5.11
Exercise Price	$6.45	$6.62
Expected Life in Years	.4	1.0
Annualized Volatility	33%	39%
Annual Dividend Rate	0%	0%
Discount Rate	.26%	2.3%

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

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  The Company has appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance and is awaiting the final decision from the Supreme Court.  As of June 30, 2009, the balance of the reserve is $216.

           The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $5,638 and the total assessment including penalties and interest through June 30, 2009 is $13,273.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $5,638 represents intrastate trade tax credit amounts which were offset against intrastate trade tax receivables. At June 30, 2009, the Company also has intrastate trade tax receivables from Parana of $10,934.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul (“Rio Grande”) of $57,325 and $66,874 at June 30, 2009 and 2008, respectively. Based on management’s expectations about future realization, the Company has recorded a valuation allowance on the Rio Grande intrastate trade tax credits of $8,303 and $12,082 at June 30, 2009 and 2008, respectively. The allowance on the Rio Grande intrastate trade tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

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

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$10,362) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.  No amounts have been reserved with respect to such claim.

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

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES (Continued)

Other (Continued)

           If the U.S. authorities determine that there have been violations of federal laws, they may seek to impose sanctions on the Company that may include, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices and the appointment of a monitor.  It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose.  It is possible, however, that any sanctions which might be imposed could materially adversely affect the Company’s results of operations.  Both of these investigations are ongoing as of the date of this report and the Company is fully cooperating with the SEC and Justice.

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

           At the initial hearing in Santa Catarina, on January 29, 2008, the Court granted the Company’s motion to have the case removed to the Labor Court in Brasilia.  No hearing date has yet been set.

           In the state of Parana, the relief sought by the Public Prosecutor was granted by the local Labor Court.  The Company appealed that initial ruling and it was overturned in part and affirmed in part.  The Company has appealed from that part of the initial ruling which was affirmed and no ruling has yet been rendered on the appeal.  The Company has separately asserted, on April 11, 2008, a lack of jurisdiction motion similar to that which it asserted in the case in Santa Catarina which resulted in the transfer of that case to the Labor Court in Brasilia.  No hearing date for that motion has been set.

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crops.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At June 30, 2009, the Company was guarantor of an amount not to exceed $145,810 with $140,963 outstanding under these guarantees.

           In accordance with FASB Statement No. 143, Accounting for Asset Retirement Obligations, the Company records all known asset retirement obligations (“ARO”) for which the liability can be reasonably estimated. Currently, it has identified an ARO associated with one of its facilities that requires it to restore the land to its initial condition upon vacating the facility. The Company has not recognized a liability under FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, An Interpretation of FASB Statement No. 143, for this ARO because the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned to the government, and the Company has no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.  The Company has no additional material AROs.

11.  DEBT ARRANGMENTS

Senior Secured Credit Facility

On March 30, 2007, the Company entered into an Amended and Restated Credit Agreement (the “Credit Agreement”), with a syndicate of banks that amended and restated the Company’s prior credit agreement and provided for a senior secured credit facility (the “Credit Facility”) that consisted of:

•

a three and one-half year $240,000 revolver (the “Revolver”) which initially accrues interest at a rate of LIBOR plus 2.75%; and

•

a four-year $145,000 term loan B (the “Term Loan B”) which accrues interest at a rate of LIBOR plus 2.25%.

         The interest rate for the Revolver was subject to increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  Effective May 25, 2007, the Company increased the Revolver by $10,000 to $250,000 by adding additional Lenders thereto.  The $145,000 term loan B was repaid in full as of September 30, 2007.

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

•

Provided a waiver related to the Company’s Congo entity for potential Events of Default;

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

Borrowers and Guarantors.  One of the Company’s primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), was co-borrower under the Revolver, and the Company’s portion, as defined in the Credit Agreement, of the borrowings under the Revolver was limited to $200,000 (per Amendment 5) outstanding at any one time.  One of the Company’s primary foreign trading companies, Alliance One International AG (“AOIAG”), was a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations were also guaranteed by the Company and must be guaranteed by any of its material direct or indirect domestic subsidiaries.

Collateral.  The Company’s borrowings under the Credit Facility were secured by a first priority pledge of:

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

          In addition, Intabex’s borrowings under the Credit Facility were secured by a pledge of 100% of the capital stock of Intabex, AOIAG, and certain of the Company’s and Intabex’s material foreign subsidiaries.

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGMENTS (Continued)

Senior Secured Credit Facility (Continued)

Financial Covenants.  The Credit Facility included certain financial covenants and required financial ratios, including:

•

a minimum consolidated interest coverage ratio of not less than 1.70 to 1.00;

•

a maximum consolidated leverage ratio of not more than 5.00 to 1.00;

•

a maximum consolidated total senior debt to borrowing base ratio of not more than 0.80 to 1.00; and

•

a maximum amount of annual capital expenditures of $40,000 during any fiscal year of the Company.

          Certain of these financial covenants and required financial ratios were subject to adjustment over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contained certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          The Company was not in default of the covenants set forth in this facility as of, or for the three months ended June 30, 2009.  If the Company was in default and was unable to obtain the necessary amendments or waivers under its Credit Facility, the lenders under that facility would have had the right to accelerate the loans thereby demanding repayment in full and extinguishment of their commitment to lend.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Company’s Credit Facility would have a material adverse effect on the Company’s liquidity and financial condition.

          The Credit Facility was replaced July 2, 2009.  See Note 18 “Subsequent Event” to the “Notes to Condensed Consolidated Financial Statements” for further details.

Senior Notes

On May 13, 2005, the Company issued $315,000 of 11% senior notes due 2012 and on March 7, 2007, the Company issued $150,000 of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  During the year ended March 31, 2008, the Company purchased $42,285 of its $315,000 11% Senior Note due May 2012 on the open market. All purchased securities were canceled leaving $272,715 of the 11% Senior Notes outstanding at March 31, 2008.  Associated cash premiums paid were $1,990 and non-cash deferred financing costs of $732 were accelerated.  During the year ended March 31, 2009, the Company purchased $8,334 of its $315,000 11% senior notes due 2012 on the open market.  All purchased securities were canceled leaving $264,381 of the 11% senior notes outstanding at March 31, 2009.  Associated cash premiums paid were $73 and non-cash deferred financing costs of $123 were accelerated.  The Company was not in default as of, or for the three months ended June 30, 2009 of the covenants under these notes.  All senior notes were refinanced July 2, 2009.  See Note 18 “Subsequent Event” to the “Notes to Condensed Consolidated Financial Statements” for further details.

Senior Subordinated Notes

On May 13, 2005, the Company issued $100,000 of 12 3/4% senior subordinated notes due 2012 at a 10% original issue discount to reflect a 15% yield to maturity.  During the year ended March 31, 2009, the Company purchased $10,500 of its $100,000 12 3/4% senior subordinated notes due 2012 on the open market.  All purchased securities were canceled leaving $89,500 of the 12 3/4% senior subordinated notes outstanding at March 31, 2009.  Associated non-cash deferred financing costs, net of discount, of $758 were accelerated.  At June 30, 2009, the indenture governing the senior subordinated notes contained covenants substantially identical to those contained in the indentures governing the 11% senior notes and the 8 ½% senior notes.  The senior subordinated notes were refinanced July 2, 2009.  See Note 18 “Subsequent Event” to the “Notes to Condensed Consolidated Financial Statements” for further details.

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGMENTS (Continued)

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of June 30, 2009, the Company had approximately $380,612 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $678,949 subject to limitations as provided for in the Credit Agreement.  Additionally, against these lines there was $37,963 available in unused letter of credit capacity with $4,175 issued but unfunded.

Summary of Debt

The carrying value and estimated fair value of the Company’s long-term debt are $713,395 and $721,432, respectively, as of June 30, 2009 and $670,426 and $613,336, respectively, as of March 31, 2009.

          The following table summarizes the Company’s debt financing as of June 30, 2009:

			June 30, 2009
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest		Repayment Schedule (4)
	2009	2009	Available	Rate		2010	2011	2012	2013	2014	Later
Senior secured credit facility:
Revolver	$120,000	$ 155,000	$150,000	2.87%	(2)	$ -	$155,000	$ -	$ -	$ -	$ -

Senior notes:
11% senior notes due 2012	264,381	264,381	-	11.0%		-	-	-	264,381	-	-
8 ½% senior notes due 2012	149,520	149,554	-	8.5%		(108)	(155)	(169)	149,986	-	-
Other (1)	10,157	10,157	-			-	-	3,437	6,285	435	-
	424,058	424,092	-			(108)	(155)	3,268	420,652	435	-

12 ¾% senior subordinated notes due 2012	83,999	84,295	-	12.8%		(957)	(1,454)	(1,687)	88,393	-	-

Other long-term debt	42,369	50,008	5,317	9.1%	(2)	26,876	11,241	10,472	382	376	661

Notes payable to banks (3)	261,468	380,612	260,374	8.8%	(2)	-	-	-	-	-	-

Total debt	$931,894	$1,094,007	415,691			$25,811	$164,632	$12,053	$509,427	$ 811	$ 661

Short term	$261,468	$ 380,612
Long term:
Long term debt current	$ 17,842	$ 15,603
Long term debt	652,584	697,792
	$670,426	$ 713,395

Letters of credit	$ 3,814	$ 4,175	33,788

Total credit available			$449,479

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3,437    9 5/8% Senior Notes due 2011
            435    7 3/4% Senior Notes due 2013
         6,285    8% Senior Notes due 2012
     $10,157

(2) Weighted average rate for the three months ended June 30, 2009

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31 for all years except the current year. The current fiscal year excludes repayments made through June 30, 2009.

Alliance One International, Inc. and Subsidiaries

12.  DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

In accordance with SFAS No. 133, the Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the three months ended June 30, 2009 and 2008, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with SFAS No. 107, as amended by SFAS No. 157.  See Note 16 “Fair Value Measurements” to the “Notes to Condensed Consolidated Financial Statements” for further information of fair value methodology.  The following table summarizes the fair value of the Company’s derivatives by type at June 30, 2009.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments Under FAS 133:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts (a)	Current Derivative Asset	$12,932	Current Derivative Liability	$ -

(a) at June 30, 2009, the cumulative adjustment for non-performance risk was a loss of $44.

Earnings Effects of Derivatives

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs as well as selling, administrative and general costs as the Company deems necessary. These contracts do not meet the requirements for hedge accounting treatment under SFAS No. 133, and as such, all changes in fair value are reported in income.

          The following table summarizes the earnings effects of derivatives in the condensed consolidated statements of operations for the three months ended June 30, 2009 and 2008.

Derivatives Not Designated as Hedging Instruments Under SFAS No. 133	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income for the Three Months Ending June 30,
		2009	2008

Foreign currency contracts	Cost of goods and services sold	$ 10,989	$ 16,794
Foreign currency contracts	Selling, administrative and general expenses	2,488	(63)
Total		$ 13,477	$ 16,731

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

          Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Greece, Turkey, Malawi and the United Kingdom.

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2009	2008
Service cost	$ 895	$ 1,125
Interest expense	2,236	2,284
Expected return on plan assets	(1,114)	(1,622)
Amortization of prior service cost	(44)	(71)
Actuarial loss	(2)	(84)
Net periodic pension cost	$ 1,971	$ 1,632

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of June 30, 2009, contributions of $2,775 were made to pension plans for fiscal 2010.  Additional contributions to pension plans of approximately $6,895 are expected during the remainder of fiscal 2010.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. The Company amended the U.S. plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 will not be eligible for any retiree medical benefits.  As of June 30, 2009, contributions of $203 were made to the plans for fiscal 2010.  Additional contributions of $716 to the plans are expected during the rest of fiscal 2010.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2009	2008
Service cost	$ 16	$ 32
Interest expense	188	205
Amortization of prior service cost	(415)	(405)
Actuarial loss	76	94
Net periodic pension cost (benefit)	$ (135)	$ (74)

Alliance One International, Inc. and Subsidiaries

14.  ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid upon delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the condensed consolidated balance sheet. Primarily in Brazil and certain African countries, the Company also has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $128,899 at June 30, 2009 and $151,516 at June 30, 2008 are presented as advances on purchases of tobacco, net in the condensed consolidated balance sheet.  The long-term portion of advances of $60,282 at June 30, 2009 and $54,851 at June 30, 2008 are included in other non-current assets in the condensed consolidated balance sheet.  Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances are recorded when the Company determines that amounts outstanding are not likely to be collected. Total allowances were $111,147 at June 30, 2009, and $104,677 at June 30, 2008, and were estimated based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for estimated uncollectible amounts of approximately $5,460 and $11,456 for the three months ended June 30, 2009 and 2008 respectively.  Estimated bad debt expense on current year advances are capitalized into inventory.  As of June 30, 2009 the allowance was written up $16,112, and as of June 30, 2008 the allowance was written down $6,981.

          In Brazil, some farmers obtain government subsidized rural credit financing which is guaranteed by the Company.  The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing by the farmer is concurrent with delivery of tobacco to the Company.  The Company remits payments to the local banks on behalf of guaranteed farmers.  Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates.  As of June 30, 2009 and 2008, respectively, the Company had balances of $35,049 and $43,430 that were due to local banks on behalf of farmers.  These amounts are included in accounts payable in the condensed consolidated balance sheet.  As of June 30, 2009 and 2008, respectively, the Company was guarantor for Brazilian farmer loans of $88,051 and $129,755 with outstanding amounts of $83,204 and $114,528.  The fair value of guarantees for rural credit financing was $9,318 and $13,334 as of June 30, 2009 and 2008, respectively.

          In Malawi, guarantees were offered on crop input advances to farmers.  As of June 30, 2009, the Company in Malawi was guarantor for loans of $7,591 and the fair value of these guarantees is $417.

          In Argentina, as of June 30, 2009 and 2008, respectively, the Company was guarantor for farmer cooperative loans of $41,400 and $27,400.  The fair value of the Argentine guarantees was $1,614 and $1,069 as of June 30, 2009 and 2008, respectively.

          The fair value of all guarantees is recorded in accrued expenses and other current liabilities.

15.  SALE OF RECEIVABLES

Alliance One International, A.G., a wholly owned subsidiary of the Company, is engaged in a revolving trade accounts receivable securitization agreement to sell receivables to a third-party limited liability company. The agreement was amended in March 2008 to increase the size of the facility and also reduce expenses. The agreement, which matures March 26, 2013, is funded through loans to the third-party limited liability company which is committed up to a maximum of $100,000 in funding at any time.  To the extent that the balance of the loan is less than $100,000 the Company is subject to a 0.25% fee on the unused amount.  The Company retains servicing responsibilities and subordinated interests in the receivables sold. The Company receives annual service fees of 0.5% of the outstanding balance which approximates the fair value of services to be rendered at current funding levels. Historically, credit loss and prepayments of customer receivables have been negligible. Losses on the sale of receivables are recorded as a component of other income (expense) in the statement of operations of the Company.

Alliance One International, Inc. and Subsidiaries

15.  SALE OF RECEIVABLES (Continued)

          The following table summarizes the Company’s accounts receivable securitization information as of June 30:

	2009	2008

Receivables outstanding in facility:
As of April 1	$ 100,611	$ 70,862
Sold	166,489	142,704
Collected	(201,417)	(155,519)
As of June 30	$ 65,683	$ 58,047

Retained interest as of June 30	$ 2,466	$ 5,127

Decreases in retained interest resulting from changes in discount rate:
10%	$ 49	$ 50
20%	$ 98	$ 100

Criteria to determine retained interest as of June 30:
Weighted average life in days	61	61
Discount rate (inclusive of 0.5% servicing fee)	4.8%	5.2%
Unused balance fee	0.25%	0.25%

Cash proceeds for the three months ended June 30:
Current purchase price	$ 104,500	$ 96,249
Deferred purchase price	58,993	43,745
Service fees	123	120
Total	$ 163,616	$ 140,114

Loss on sale of receivables	$ 352	$ 357

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. Since April 1, 2009, the average outstanding balance of receivables sold has been $69,913 with a minimum outstanding balance of $59,813 and a maximum of $87,621.

16.  FAIR VALUE MEASUREMENTS

Effective April 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurements, for all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective April 1, 2009, the Company adopted SFAS No. 157 for all non-financial instruments accounted for at fair value on a non-recurring basis. SFAS No. 157 establishes a new framework for measuring fair value and expands related disclosures. Broadly, the SFAS No. 157 framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

          SFAS No. 157 establishes a three-level valuation hierarchy based upon observable and non-observable inputs. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•

Level 1 – Quoted prices for identical instruments in active markets.

•

Level 2 – Quoted prices for similar instruments in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•

Level 3 – Significant inputs to the valuation model are unobservable.

          When available, the Company uses quoted market prices to determine fair value, and it classifies such measurements within Level 1.  In some cases where market prices are not available, it makes use of observable market-based inputs to calculate fair value, in which case the measurements are classified within Level 2.  If quoted or observable market prices are not available, fair value is based upon internally developed models that use, where possible, current market-based parameters such as interest rates, yield curves, currency rates, etc.  These measurements are classified within Level 3.

Alliance One International, Inc. and Subsidiaries

16.  FAIR VALUE MEASUREMENTS (Continued)

          Fair value measurements are classified according to the lowest level input or value-driver that is significant to the valuation.  A measurement may therefore be classified within Level 3 even though there may be significant inputs that are readily observable

          The following describes the valuation methodologies the Company uses to measure different instruments at fair value.

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

Securitized retained interests

The fair value of securitized retained interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for credit losses, prepayment speeds and discount rates.  These assumptions are based on the Company’s historical experience, market trends and anticipated performance relative to the particular assets securitized.

Guarantees

The fair value of guarantees is based upon the premium the Company would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party. If quoted or observable market prices are not available, fair value is based upon internally developed models. Internally developed models utilize historical loss data for similar guarantees to develop an estimate of future losses under the guarantees outstanding at the measurement date.

Investments in subsidiaries

Upon a change in control that results in consolidation or deconsolidation of a subsidiary, a fair value measurement may be required if the Company held a noncontrolling investment in the entity and obtain control, or sell a controlling interest and retain a noncontrolling stake in the entity. Such investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. In applying these methodologies, the Company relies on a number of factors, including actual operating results, future business plans, economic projections and market data.

Long-lived assets

Long-lived assets may be measured at fair value if such assets are held for sale or when there is a determination that the asset is impaired. The determination of fair value is based on the best information available, including internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available, market prices for similar assets and independent appraisals, as appropriate. For real estate, cash flow estimates are based on current market estimates that reflect current and projected lease profiles and available industry information about expected trends in rental, occupancy and capitalization rates.

Goodwill and Other Intangible Assets

Goodwill - May be adjusted to implied fair value when impaired. Impairment is recognized only if annual or periodic testing shows that (1) the carrying value of the reporting unit, including goodwill, is in excess of the fair value of the reporting unit and (2) the implied goodwill is less than the carrying value of the goodwill.

Intangible assets subject to amortization – May be adjusted to fair value when impaired. Impairment is recognized only if (1) the carrying value of the intangible is not recoverable and (2) the carrying value of the intangible exceeds its fair value.

Alliance One International, Inc. and Subsidiaries

16.  FAIR VALUE MEASUREMENTS (Continued)

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
June 30, 2009
Assets
Derivative financial instruments	$ -	$12,932	$ -	$12,932
Securitized retained interests	-	-	2,466	2,466
Total Assets	$ -	$12,932	$ 2,466	$15,398

Liabilities
Guarantees	$ -	$ -	$ 11,349	$11,349

          The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months ended June 30, 2009.

Changes in Level 3 instruments for the three months ended June 30, 2009

	Securitized Retained Interests	Guarantees
Balance at March 31, 2009	$ 26,833	$ 14,584
Total losses (realized / unrealized
included in earnings)	352	-
Purchases, issuances, and settlements, net	(24,719)	(3,235)
Balance at June 30, 2009	$ 2,466	$ 11,349

          The amount of total losses for the three months ended June 30, 2009 included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2009 was $508 on securitized retained interests.

          Gains and losses included in earnings are reported in Other Income (Expense).

Non-Recurring Fair Value Measurements

Certain assets are measured at fair value on a non-recurring basis. These assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. Included in this category are cost and equity method investments that are written down to fair value when their declines are determined to be other-than-temporary, long-lived assets that are written down to fair value when they are held for sale or determined to be impaired, goodwill and other intangible assets that are written down to fair value when they are determined to be impaired, the remeasurement of retained investments in former consolidated subsidiaries, and the remeasurement of previous equity interests upon acquisition of a controlling interest.

          During the three months ended June 30, 2009, the Company did not have any non-recurring fair value adjustments.

17.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	June 30, 2009	June 30, 2008	March 31, 2009
Balances:
Accounts receivable	$43,067	$30,639	$29,765
Accounts payable	24,454	-	27,488

Alliance One International, Inc. and Subsidiaries

17.  RELATED PARTY TRANSACTIONS (Continued)

	Three Months Ended June 30,
	2009	2008
Transactions:
Purchases	$8,117	$27,580

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.

          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary.  As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe in accordance with Accounting Research Bulletin 51, Consolidated Financial Statements (“ARB 51”). ARB 51 provides that when a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated. Therefore, the Company does not consolidate its Zimbabwe operations, but continues to provide advances to it for the purchase of tobacco.

          The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco.

18.  SUBSEQUENT EVENT

On July 2, 2009, the Company completed a number of refinancing transactions, which are described below.

Senior Secured Credit Facility

The Company entered into a Credit Agreement (the “Credit Agreement”), with a syndicate of banks that replaces the Company’s $305,000 Amended and Restated Credit Agreement dated March 30, 2007 and provides for a senior secured credit facility (the “Credit Facility”) that consists of:

•

a three and one-quarter year $270,000 revolver (the “Revolver”) which initially accrues interest at a rate of LIBOR plus 2.50%.

        The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  The Credit Agreement permits the Company to add $55,000 in commitments from existing or additional lenders which would increase the amount of the Revolver to $325,000.

Borrowers and Guarantors.  One of the Company’s primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), is co-borrower under the Revolver, and the Company’s portion of the borrowings under the Revolver is limited to $200,000 outstanding at any one time.  One of the Company’s primary foreign trading companies, Alliance One International AG (“AOIAG”), is a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations are also guaranteed by the Company and must be guaranteed by any of its material direct or indirect domestic subsidiaries.

Collateral.  The Company’s borrowings under the Credit Facility are secured by a first priority pledge of:

•

100% of the capital stock of any domestic subsidiary held directly by the Company or by any material domestic subsidiary;

•

100% of the capital stock of any material domestic subsidiary;

•

100% of the capital stock of any material foreign subsidiary held directly by the Company or any domestic subsidiary; provided that not more than 65% of the voting stock of any material foreign subsidiary is required to be pledged to secure obligations of the Company or any domestic subsidiary;

•

U.S. accounts receivable and U.S. inventory owned by the Company or its material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances and certain other exceptions); and

•

Intercompany notes evidencing loans or advances the Company makes to subsidiaries.

          In addition, Intabex’s borrowings under the Credit Facility are secured by a pledge of 100% of the capital stock of Intabex, AOIAG, certain of the Company’s and Intabex’s material and other foreign subsidiaries and the collateral described above for the Company’s borrowings.

Alliance One International, Inc. and Subsidiaries

18.  SUBSEQUENT EVENT (Continued)

Senior Secured Credit Facility (Continued)

Financial Covenants.  The Credit Facility includes certain financial covenants and required financial ratios, including:

•

a minimum consolidated interest coverage ratio of not less than 1.90 to 1.00;

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter, which ratio is 5.25 to 1.00 for the fiscal quarter ending June 30, 2009;

•

a maximum consolidated total senior debt to working capital amount ratio of not more than 0.80 to 1.00; and

•

a maximum amount of annual capital expenditures of $75,000 during fiscal year ending March 31, 2010 and $40,000 during any fiscal year thereafter, with a one-year carry-forward for capital expenditures in any fiscal year below the maximum amount.

          Certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contains certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          The Company continuously monitors its compliance with these covenants.  If the Company fails to comply with any of these covenants and is unable to obtain the necessary amendments or waivers under the Credit Agreement, the lenders under the Credit Agreement have the right to accelerate the outstanding loans thereunder and demand repayment in full and to terminate their commitment to make any further loans under the Credit Facility.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and convertible senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Credit Agreement would have a material adverse effect on the Company’s liquidity and financial condition.

          As a result of terminating the $305,000 Amended and Restated Credit Agreement dated March 30, 2007, the Company will accelerate approximately $5,741 of deferred financing costs.

Senior Notes

On July 2, 2009, the Company issued $570,000 of 10% Senior Notes due 2016 (the “Senior Notes”). The Senior Notes were priced at 95.177% of the face value, for gross proceeds of approximately $542,509 and representing a yield to maturity of 11.0%. The indenture governing the 10% Senior Notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  If a change of control (as defined in the indenture governing the Senior Notes) occurs at any time, holders of the Senior Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Senior Notes for cash at a price equal to 101% of the principal amount of Senior Notes being repurchased, plus accrued and unpaid interest.

Convertible Senior Subordinated Notes

On July 2, 2009, the Company issued $100,000 of 5 ½% Convertible Senior Subordinated Notes due 2014 (the “Convertible Notes”).  The Company granted the initial purchasers of the Convertible Notes an option to purchase up to an additional $15,000 of Convertible Notes solely to cover over-allotments. The initial purchasers exercised the option and purchased an additional $15,000 of the Convertible Notes on July, 15, 2009.  Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion into shares of the Company’s common stock at the then-applicable conversion rate until the close of business on the second scheduled trading day immediately preceding the maturity date.  The initial conversion rate for the Convertible Notes is 198.8862 shares of common stock per $1,000 principal amount of Convertible Notes.  The conversion rate is subject to adjustments based on certain events as described in the indenture governing the Convertible Notes. In addition, upon the occurrence of certain fundamental changes (as defined in the indenture governing the Convertible Notes), a holder that converts its notes in connection with such a fundamental change may be entitled to receive a make-whole premium in the form of an increase in the conversion rate.  In addition, if such a fundamental change occurs at any time, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest.

Alliance One International, Inc. and Subsidiaries

18.  SUBSEQUENT EVENT (Continued)

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) with three counterparties, one initial purchaser of the Convertible Notes and affiliates of two other initial purchasers (the “hedge counterparties”).  The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes.  The Company also entered separately into privately negotiated warrant transactions (the “warrant transactions”) relating to the same number of shares of the Company’s common stock with the hedge counterparties.  The convertible note hedge transactions are expected to reduce the potential dilution with respect to the common stock of the Company upon conversion of the Convertible Notes in the event that the value per share of common stock, as measured under the convertible note hedge transactions, during the applicable valuation period, is greater than the strike price of the convertible note hedge transactions, which corresponds to the $5.0280 per share initial conversion price of the Convertible Notes and is similarly subject to customary anti-dilution adjustments.  If, however, the price per share of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrant transactions during the applicable valuation period, there would be dilution from the issuance of common stock pursuant to the warrants.  The warrants have a strike price of $7.3325 per share, which is subject to customary anti-dilution adjustments.  The warrants expire in daily installments commencing on October 15, 2014 and ending on April 8, 2015.

Tender of Existing Notes

On July 2, 2009, the Company applied a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes to fund the purchase $467,544 aggregate principal amount of its existing notes pursuant to an early settlement of a cash tender offer (the “Tender Offer”) for any and all of its 11% Senior Notes due 2012, 8 ½% Senior Notes due 2012, 12 ¾% Senior Subordinated Notes due 2012, 9 ⅝% Senior Notes due 2011, 7 ¾% Senior Notes due 2013 and 8% Senior Notes due 2012, Series B (collectively, the “Existing Notes”).  On July 9, 2009, the Company applied a portion of the remaining net proceeds to fund the purchase of an additional $1,127 aggregate principal amount of Existing Notes in connection with the final settlement of the Tender Offer.  The following table sets forth the principal amount of the Existing Notes outstanding at the commencement of the Tender Offer and the principal amount of the Existing Notes that the Company purchased:

Existing Notes	Issuer (1)	Principal Amount Outstanding	Principal Amount Purchased

11% Senior Notes due 2012 (2)	A	$264,381	$258,126
8 ½% Senior Notes due 2012	A	$150,000	$120,365
12 ¾% Senior Subordinated Notes due 2012 (2)	A	$89,500	$82,105
9 ⅝% Senior Notes due 2011	D	$3,437	$3,415
7 ¾% Senior Notes due 2013	D	$435	$375
8% Senior Notes due 2012, Series B	S	$6,285	$4,285

(1)  The issuer of a series of Existing Notes designated with an “A” is Alliance One International, Inc.  In 2005, Standard Commercial        Corporation (“Standard Commercial”) merged with and into DIMON Incorporated (“DIMON”), which changed its name to        Alliance One International, Inc.  The issuer of a series of Existing Notes designated with a “D” was originally DIMON and the        issuer of a series of Existing Notes designated with an “S” was originally Standard Commercial.

(2) On July 31, 2009 funds were paid to defease to the Trustee to redeem the remaining outstanding principal and interest. The Notes were redeemed in full on August 3, 2009.

          As a result of tendering the Existing Notes or a portion thereof, the Company will accelerate approximately $5,591 of deferred financing costs and $5,651 of amortization of original issue discount.

Amendment of Certain Existing Notes

On July 2, 2009, in connection with the early settlement of the Tender Offer with respect to the Company’s 11% Senior Notes due 2012, 8 ½% Senior Notes due 2012 and 12 ¾% Senior Subordinated Notes due 2012 (the “Alliance One Notes”), certain amendments to the indentures governing the Alliance One Notes became operative and effective.  These amendments eliminated substantially all of the restrictive covenants, eliminated requirements for subsidiary guarantees and requirements to conduct repurchase offers following certain events, including a change in control, modified redemption notice periods from 30 days to three business days, eliminated or modified certain events of default and certain conditions to defeasance of the Alliance One Notes, and eliminated or modified related provisions contained in the indentures governing the Alliance One Notes.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
               Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

For the quarter ended June 30, 2009, we reported net income of $14.5 million, or $0.16 per basic share, compared to net income of $15.3 million, or $0.17 per basic share, for the prior year quarter.  Sales for the quarter declined versus the prior year due to later southern hemisphere purchasing and processing driven by crop timing, while gross profit and operating income were improved. Net income remained strong with a modest $0.8 million decline due to an increased tax provision as anticipated.  Following the quarter end on July 2, 2009 we completed the refinancing of our capital structure, which extends debt maturities, permits early repayments and maintains the appropriate level of committed working capital lines. Additionally, the new terms and conditions provide enhanced business flexibility, which better positions our Company as we look forward.

Liquidity

Our enterprise liquidity requirements are dynamic. As such we utilize various sources, which are continuously monitored and adjusted as required based on the seasonality of our business and include cash from operations, our revolving credit facility, short term credit lines throughout the world, sales of accounts receivable, active working capital management and advances from customers. As of June 30, 2009, we had $517.1 million of cash and available credit comprised of $67.6 million of cash and $449.5 million in available credit inclusive of $150 million undrawn on our revolver, $5.3 million of other long-term debt, $260.4 million of notes payable to banks, and $33.8 million exclusively for letters of credit. On an ongoing basis we continue to modify the composition of our available liquidity maximizing business flexibility and minimizing costs.

Outlook

Flue cured tobacco remains in tighter global supply which continues to place upward pressure on green prices paid to farmers and in turn prices paid by our customers.  World supplies of burley tobacco that appeared to be in greater supply at the beginning of this season due to the larger Malawi crop have tightened some as the Malawi crop size estimates have reduced and with lower quality. Our burley purchases in various markets are selling through, while prices paid to farmers, and by customers are increasing.  We are proactively reaching out to our customer base regarding related cost increases and at the same time taking appropriate hedging actions. Improving operating efficiencies and evolving agronomy programs focused on increasing crop yields should also help to partially offset cost pressures going forward.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended
	June 30,
		Change
(in millions)	2009	$	%	2008
Sales and other operating revenues	$410.5	$(48.7)	(10.6)	$459.2
Gross profit	88.0	11.3	14.7	76.7
Selling, administrative and general expenses	36.3	(1.9)	(5.0)	38.2
Other income (expense)	(0.4)	(2.7)		2.3
Restructuring and asset impairment charges	-	(0.5)		0.5
Interest expense	25.0	0.6		24.4
Interest income	0.9	-		0.9
Income tax expense	12.3	10.5		1.8
Equity in net income of investee companies	-	-		-
Income from discontinued operations	-	(0.5)		0.5
Income attributable to noncontrolling interests	0.4	0.3		0.1
Net income attributable to the Company	$ 14.5	$ (0.8)*		$ 15.3*

* Amounts do not equal column totals due to rounding

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2009	$	%	2008
Tobacco sales:
Tobacco sales	$402.0	$ (47.6)	(10.6)	$449.6
Kilos	94.4	(12.4)	(11.6)	106.8
Average price per kilo	$ 4.26	$ .05	1.2	$ 4.21
Processing and other revenues	$ 8.5	$ (1.1)	(11.5)	$ 9.6
Total sales and other operating revenues	$410.5	$ (48.7)	(10.6)	$459.2

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Sales and other operating revenues.  The decrease of 10.6% from $459.2 million in 2008 to $410.5 million in 2009 is primarily the result of an 11.6%, or 12.4 million kilos, decrease in quantities sold partially offset by a 1.2% or $0.05 per kilo increase in average sales prices.

South America Region.  Tobacco sales from the South America Region operating segment decreased $42.3 million or 16.2% resulting from a decrease in volumes of 13.1 million kilos that was partially offset by an increase of $0.47 per kilo in average sales prices.  The decrease in volumes will be partially recovered in the next quarter due to processing delays in the current quarter.  However, the current crop is a smaller crop than last year.  Improved customer pricing partially offset the impact of the reduced volumes.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008 (Continued)

Other Regions.  Tobacco sales from the Other Regions operating segment decreased $5.3 million or 2.8% primarily as a result of a decrease of $0.15 per kilo in average sales prices that was partially offset by an increase in volumes of 0.7 million kilos.  Volume decreases in Europe and Africa were essentially offset by increased volumes in Asia.  In Turkey, we exited our flue cured and burley operations in the prior year which resulted in decreased volumes and average sales prices for the Europe region.  In Africa, shipments expected in the current quarter are delayed resulting in decreased volumes compared to the prior year.  In Asia, volumes were significantly higher than the prior year due to delayed shipments from last year into the current quarter.  Improved customer pricing also contributed to increased results in Asia.  Processing and other revenues decreased 11.5% or $1.1 million from $9.6 million in 2008 to $8.5 million in 2009 primarily as a result of decreased processing volumes and lower prices in Africa and Europe that were partially offset by increased processing volumes and prices in Asia.

Gross profit as a percentage of sales.  Gross profit increased 14.7% from $76.7 million in 2008 to $88.0 million in 2009 and gross profit as a percentage of sales increased from 16.7% in 2008 to 21.4% in 2009.

South America Region.  Gross profit in the South America Region operating segment increased $8.1 million primarily as a result of changes in product mix compared to the prior year as well as increased average sales prices. Partially offsetting the increase in gross profit was the impact of the reduction in volumes and decreased gains on derivative financial instruments.  The region also benefited from exchange rate variances, primarily the Brazilian real, compared to the prior year.

Other Regions.  The increase in gross profit of $3.2 million is primarily attributable to the Asia region as a result of the delayed shipments from last year into the current quarter.  Slightly increased margins across all other regions were substantially offset by the negative impact of exchange rate variances, primarily the euro.

Selling, administrative and general expenses decreased 5.0% from $38.2 million in 2008 to $36.3 million in 2009.  The decrease is primarily due to gains on forward currency contracts that hedge our costs for selling, administrative and general expenses denominated in foreign currencies.  See Note 12 “Derivative Financial Instruments” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Other income (expense) was $(0.4) million in 2009 compared to $2.3 million in 2008.  Losses on sale of receivables under our revolving trade accounts receivable securitization agreement are recorded as a component of other income (expense).  Primarily gains on assets held for sale offset these losses resulting in a net expense of $(0.4) million in 2009 and income of $2.3 million in 2008.

Interest expense increased $0.6 million from $24.4 million in 2008 to $25.0 million in 2009 primarily due to increased amortization of debt costs as a result of additional fees paid in connection with amendments to our senior secured credit facility during fiscal 2009.

Effective tax rates were 45.2% in 2009 and 10.7% in 2008.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The significant variance in the effective tax rates between 2009 and 2008 is primarily related to utilization of foreign tax credits and the volatility of foreign currency exchanges rates throughout the world.  For the three months ended June 30, 2009, foreign currency fluctuations caused our effective tax rate to increase from 23.3% to 45.2%.  We forecast the effective tax rate for the year ended March 31, 2010 will be 38.4% after absorption of discrete items.

          Our effective tax rate can vary significantly between quarters and fiscal years as a result of foreign currency fluctuations.  Foreign currencies such as the Brazilian real and the euro have been particularly volatile in the recent past.  The resulting exchange gains or losses in income can fluctuate greatly which directly impact actual and forecasted effective tax rates.  Exchange rate variances on the translation of foreign denominated tax account balances also directly impact actual and forecasted effective tax rates. Actual and forecasted effective tax rates for the remainder of 2009 will be updated as specific event adjustments and currency fluctuations occur.

Income from discontinued operations.  The exit from our discontinued operations was completed in fiscal 2009.  The income in 2008 is primarily a result of the finalization of our exit from the discontinued wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to farmers for pre-financing tobacco crops in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  In addition, from time to time, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.

         As of June 30, 2009, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode. In Africa purchasing will continue through August in most sourcing areas whilst processing and consequently shipping will peak in the second and third quarters. In Asia the Thai crop is fully purchased, while some Chinese and Indian traditional are still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2009 crop and is finishing processing with most shipping to come.  North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs. Further depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital

Our working capital increased from $620.9 million at March 31, 2009 to $687.1 million at June 30, 2009.  Our current ratio was 1.9 to 1 at June 30, 2009 compared to 2.0 to 1 at March 31, 2009.  The increase in working capital is primarily related to increases in inventories and advances on purchases of tobacco partially offset by increases in notes payable to banks.  These changes are attributable to the purchasing and processing of tobacco in Malawi and South America as well as the financing of crops in other areas of Africa and in Europe.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2009	2008	2009
Cash and cash equivalents	$ 67.6	$ 179.5	$ 87.7
Net trade receivables	168.5	126.1	175.7
Inventories and advances on purchases of tobacco	1,054.2	1,056.3	825.0
Total current assets	1,464.7	1,506.9	1,232.3
Notes payable to banks	380.6	613.9	261.5
Accounts payable	111.8	158.4	120.2
Advances from customer	122.0	174.5	44.4
Total current liabilities	777.6	1,048.1	611.4
Current ratio	1.9 to 1	1.4 to 1	2.0 to 1
Working capital	687.1	458.8	620.9
Total long term debt	697.8	567.1	652.6
Stockholders’ equity attributable to the Company	346.3	224.7	326.7

Net cash provided (used) by:
Operating activities	(159.4)	(158.8)
Investing activities	(5.5)	(1.8)
Financing activities	144.1	228.4

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Operating Cash Flows

Net cash used by operating activities increased $0.6 million in 2009 compared to 2008.  The increase in cash used was primarily due to a $34.3 million decrease in accounts receivable and $5.4 million in advances from customers.  The increase in cash used was offset by a decrease in cash used of $16.3 million in inventories and advances to suppliers and an increase of $20.2 million in deferred items.

Investing Cash Flows

Net cash used by investing activities increased $3.7 million in 2009 compared to 2008.  The increase in cash used is primarily attributable to foreign currency derivatives.

Financing Cash Flows

Net cash provided by financing activities decreased $84.3 million in 2009 compared to 2008.  This decrease is primarily due to $147.7 million decrease in the net change in short-term borrowings partially offset by a $32.3 million increase in net proceeds from long-term borrowings and a $33.3 million decrease in net repayments of short-term demand notes.

Debt Financing

We continue to finance our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At June 30, 2009 we had cash of $67.6 million and total debt outstanding of $1,094.0 million comprised of $380.6 million of notes payable to banks, $155.0 million in revolver borrowings, $50.0 million of other long-term debt, $264.3 million of 11% senior notes, $149.6 million of 8.5% senior notes, $84.3 million of senior subordinated notes and $10.2 million of other legacy company senior notes.  The $119.1 million seasonal increase in notes payable to banks from March 31, 2009 to June 30, 2009 is anticipated seasonal fluctuation to account for the current purchase of the higher cost Brazilian and African crops. Available credit as of June 30, 2009 was $449.5 million comprised of $150.0 million under our revolver, $5.3 million of other long-term debt, $260.4 million of notes payable to banks and $33.8 million of availability exclusively for letters of credit. We expect to incur between $20.0 million and $25.0 million of maintenance capital expenditures during fiscal year 2010. Our continuing SAP software implementation is a major component of capital expenditures in addition to regularly scheduled maintenance. We may also decide to deploy additional discretionary amounts to enhance future business prospects, but only if stringent management return thresholds are likely to be achieved. No cash dividends were paid to stockholders or additional senior notes purchased during the quarter ended June 30, 2009. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for fiscal year 2010.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Debt Financing (Continued)

         The following table summarizes our debt financing as of June 30, 2009:

			June 30, 2009
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest		Repayment Schedule (4)
(in millions except for interest rates)	2009	2009	Available	Rate		2010	2011	2012	2013	2014	Later
Senior secured credit facility:
Revolver	$ 120.0	$ 155.0	$150.0	2.87%	(2)	$ -	$155.0	$ -	$ -	$ -	$ -

Senior notes:
11% senior notes due 2012	264.4	264.4	-	11.0%		-	-	-	264.4	-	-
8 ½% senior notes due 2012	149.5	149.5	-	8.5%		(.1)	(.2)	(.2)	150.0	-	-
Other (1)	10.2	10.2	-			-	-	3.5	6.3	0.4	-
	424.1	424.1	-			(.1)	(.2)	3.3	420.7	0.4	-

12 ¾% senior subordinated notes due 2012	84.0	84.3	-	12.8%		(0.9)	(1.5)	(1.7)	88.4	-	-

Other long-term debt	42.3	50.0	5.3	9.1%	(2)	26.8	11.3	10.5	0.3	0.4	0.7

Notes payable to banks (3)	261.5	380.6	260.4	8.8%	(2)	-	-	-	-	-	-

Total debt	$ 931.9	$ 1,094.0	415.7			$25.8	$164.6	$12.1	$509.4	$ 0.8	$ 0.7

Short term	$ 261.5	$ 380.6
Long term:
Long term debt current	$ 17.8	$ 15.6
Long term debt	652.6	697.8
	$ 670.4	$ 713.4

Letters of credit	$ 3.8	$ 4.2	33.8

Total credit available			$449.5

(1)  Balance consists of legacy DIMON and Standard Senior Notes with balances and maturities as follows:
      $ 3.5    9 5/8% Senior Notes due 2011
         0.4    7 3/4% Senior Notes due 2013
         6.3    8% Senior Notes due 2012
     $10.2

(2) Weighted average rate for the three months ended June 30, 2009

(3) Primarily foreign seasonal lines of credit

(4) Debt repayment classification is based on fiscal years ended March 31 for all years except the current year. The current fiscal year excludes repayments made through June 30, 2009.

On July 2, 2009, we completed a number of refinancing transactions, which are described below.

Senior Secured Credit Facility

The Company entered into a Credit Agreement (the “Credit Agreement”), with a syndicate of banks that replaces the Company’s $305.0 million Amended and Restated Credit Agreement dated March 30, 2007 and provides for a senior secured credit facility (the “Credit Facility”) that consists of:

•

a three and one-quarter year $270.0 million revolver (the “Revolver”) which initially accrues interest at a rate of LIBOR plus 2.50%.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Senior Secured Credit Facility (Continued)

        The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  The Credit Agreement permits the Company to add $55.0 million in commitments from existing or additional lenders which would increase the amount of the Revolver to $325.0 million.

Borrowers and Guarantors.  One of the Company’s primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), is co-borrower under the Revolver, and the Company’s portion of the borrowings under the Revolver is limited to $200.0 million outstanding at any one time.  One of the Company’s primary foreign trading companies, Alliance One International AG (“AOIAG”), is a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations are also guaranteed by the Company and must be guaranteed by any of its material direct or indirect domestic subsidiaries.

Collateral.  The Company’s borrowings under the Credit Facility are secured by a first priority pledge of:

•

100% of the capital stock of any domestic subsidiary held directly by the Company or by any material domestic subsidiary;

•

100% of the capital stock of any material domestic subsidiary;

•

100% of the capital stock of any material foreign subsidiary held directly by the Company or any domestic subsidiary; provided that not more than 65% of the voting stock of any material foreign subsidiary is required to be pledged to secure obligations of the Company or any domestic subsidiary;

•

U.S. accounts receivable and U.S. inventory owned by the Company or its material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances and certain other exceptions); and

•

Intercompany notes evidencing loans or advances the Company makes to subsidiaries.

          In addition, Intabex’s borrowings under the Credit Facility are secured by a pledge of 100% of the capital stock of Intabex, AOIAG, certain of the Company’s and Intabex’s material and other foreign subsidiaries and the collateral described above for the Company’s borrowings.

Financial Covenants.  The Credit Facility includes certain financial covenants and required financial ratios, including:

•

a minimum consolidated interest coverage ratio of not less than 1.90 to 1.00;

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter, which ratio is 5.25 to 1.00 for the fiscal quarter ending June 30, 2009;

•

a maximum consolidated total senior debt to working capital amount ratio of not more than 0.80 to 1.00; and

•

a maximum amount of annual capital expenditures of $75.0 million during fiscal year ending March 31, 2010 and $40.0 million during any fiscal year thereafter, with a one-year carry-forward for capital expenditures in any fiscal year below the maximum amount.

          Certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.

          The Credit Agreement also contains certain customary affirmative and negative covenants, including, without limitation, restrictions on additional indebtedness, guarantees, liens and asset sales.

          The Company continuously monitors its compliance with these covenants.  If the Company fails to comply with any of these covenants and is unable to obtain the necessary amendments or waivers under the Credit Agreement, the lenders under the Credit Agreement have the right to accelerate the outstanding loans thereunder and demand repayment in full and to terminate their commitment to make any further loans under the Credit Facility.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and convertible senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Credit Agreement would have a material adverse effect on the Company’s liquidity and financial condition.

          As a result of terminating the $305.0 million Amended and Restated Credit Agreement dated March 30, 2007, the Company will accelerate approximately $5.7 million of deferred financing costs.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Senior Notes

On July 2, 2009, the Company issued $570.0 million of 10% Senior Notes due 2016 (the “Senior Notes”). The Senior Notes were priced at 95.177% of the face value, for gross proceeds of approximately $542.5 million and representing a yield to maturity of 11.0%. The indenture governing the 10% Senior Notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  If a change of control (as defined in the indenture governing the Senior Notes) occurs at any time, holders of the Senior Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Senior Notes for cash at a price equal to 101% of the principal amount of Senior Notes being repurchased, plus accrued and unpaid interest.

Convertible Senior Subordinated Notes

On July 2, 2009, we issued $100.0 million of 5 ½% Convertible Senior Subordinated Notes due 2014 (the “Convertible Notes”). We granted the initial purchasers of the Convertible Notes an option to purchase up to an additional $15.0 million of Convertible Notes solely to cover over-allotments. The initial purchasers exercised the option and purchased an additional $15.0 million of the Convertible Notes on July, 15, 2009.  Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion into shares of the Company’s common stock at the then-applicable conversion rate until the close of business on the second scheduled trading day immediately preceding the maturity date.  The initial conversion rate for the Convertible Notes is 198.8862 shares of common stock per $1,000 principal amount of Convertible Notes.  The conversion rate is subject to adjustments based on certain events as described in the indenture governing the Convertible Notes. In addition, upon the occurrence of certain fundamental changes (as defined in the indenture governing the Convertible Notes), a holder that converts its notes in connection with such a fundamental change may be entitled to receive a make-whole premium in the form of an increase in the conversion rate.  In addition, if such a fundamental change occurs at any time, holders of the Convertible Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) with three counterparties, one initial purchaser of the Convertible Notes and affiliates of two other initial purchasers (the “hedge counterparties”).  The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes.  The Company also entered separately into privately negotiated warrant transactions (the “warrant transactions”) relating to the same number of shares of our common stock with the hedge counterparties.  The convertible note hedge transactions are expected to reduce the potential dilution with respect to the common stock of the Company upon conversion of the Convertible Notes in the event that the value per share of common stock, as measured under the convertible note hedge transactions, during the applicable valuation period, is greater than the strike price of the convertible note hedge transactions, which corresponds to the $5.0280 per share initial conversion price of the Convertible Notes and is similarly subject to customary anti-dilution adjustments.  If, however, the price per share of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrant transactions during the applicable valuation period, there would be dilution from the issuance of common stock pursuant to the warrants.  The warrants have a strike price of $7.3325 per share, which is subject to customary anti-dilution adjustments.  The warrants expire in daily installments commencing on October 15, 2014 and ending on April 8, 2015.

Tender of Existing Notes

On July 2, 2009, the Company applied a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes to fund the purchase $467.5 million aggregate principal amount of its existing notes pursuant to an early settlement of a cash tender offer (the “Tender Offer”) for any and all of its 11% Senior Notes due 2012, 8 ½% Senior Notes due 2012, 12 ¾% Senior Subordinated Notes due 2012, 9 ⅝% Senior Notes due 2011, 7 ¾% Senior Notes due 2013 and 8% Senior Notes due 2012, Series B (collectively, the “Existing Notes”).  On July 9, 2009, the Company applied a portion of the remaining net proceeds to fund the purchase of an additional $1.1 million aggregate principal amount of Existing Notes in connection with the final settlement of the Tender Offer.  The following table sets forth the principal amount of the Existing Notes outstanding at the commencement of the Tender Offer and the principal amount of the Existing Notes that we purchased:

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Tender of Existing Notes (Continued)

Existing Notes	Issuer (1)	Principal Amount Outstanding	Principal Amount Purchased

11% Senior Notes due 2012 (2)	A	$264.4	$258.1
8 ½% Senior Notes due 2012	A	$150.0	$120.4
12 ¾% Senior Subordinated Notes due 2012 (2)	A	$89.5	$82.1
9 ⅝% Senior Notes due 2011	D	$3.4	$3.4
7 ¾% Senior Notes due 2013	D	$0.4	$0.4
8% Senior Notes due 2012, Series B	S	$6.3	$4.3

(1)  The issuer of a series of Existing Notes designated with an “A” is Alliance One International, Inc.  In 2005, Standard Commercial        Corporation (“Standard Commercial”) merged with and into DIMON Incorporated (“DIMON”), which changed its name to        Alliance One International, Inc.  The issuer of a series of Existing Notes designated with a “D” was originally DIMON and the        issuer of a series of Existing Notes designated with an “S” was originally Standard Commercial.

(2) On July 31, 2009 funds were paid to defease to the Trustee to redeem the remaining outstanding principal and interest. The Notes were redeemed in full on August 3, 2009.

          As a result of tendering the Existing Notes or a portion thereof, the Company will accelerate approximately $5.6 million of deferred financing costs and $5.7 million of amortization of original issue discount.

Amendment of Certain Existing Notes

On July 2, 2009, in connection with the early settlement of the Tender Offer with respect to the Company’s 11% Senior Notes due 2012, 8 ½% Senior Notes due 2012 and 12 ¾% Senior Subordinated Notes due 2012 (the “Alliance One Notes”), certain amendments to the indentures governing the Alliance One Notes became operative and effective.  These amendments eliminated substantially all of the restrictive covenants, eliminated requirements for subsidiary guarantees and requirements to conduct repurchase offers following certain events, including a change in control, modified redemption notice periods from 30 days to three business days, eliminated or modified certain events of default and certain conditions to defeasance of the Alliance One Notes, and eliminated or modified related provisions contained in the indentures governing the Alliance One Notes.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of June 30, 2009, the Company had approximately $380.6 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $678.9 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $33.8 million available in unused letter of credit capacity with $4.2 million issued but unfunded.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In December 2008, the FASB issued FSP FAS 132(R)-1, Employers’ Disclosures about Postretirement Benefit Plan Assets (“FSP”).  This FSP amends FASB Statement No. 132, Employers’ Disclosures about Pensions and Other Postretirement Benefits, to provide guidance on employer’s disclosures about plan assets of a defined benefit pension or other postretirement plan. The FSP also includes a technical amendment to Statement 132(R) that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is prepared. The disclosures about plan assets required by this FSP are required for the Company in its fiscal year ending March 31, 2010.  The Company is evaluating the impact of this FSP on its financial disclosures.

          In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets – an amendment of FASB Statement No. 140 (“SFAS No. 166”). The objective of SFAS No. 166 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. SFAS No. 166 will be effective for the Company on April 1, 2010. The Company is evaluating the impact of SFAS No. 166 on its financial condition and results of operations.

Alliance One International, Inc. and Subsidiaries

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED: (Continued)

          In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). The objective of SFAS No. 167 is to amend certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements. SFAS No. 167 will be effective for the Company on April 1, 2010. The Company is evaluating the impact of SFAS No. 167 on its financial condition and results of operations.

          In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162 (“SFAS No. 168”). The objective of SFAS No. 168 is to replace Statement 162 and to establish the FASB Accounting Standards Codification (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 will be effective for the Company on July 1, 2009. The Company does not expect SFAS No. 168 to have a material impact on its financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange losses in our cost of goods and services sold of $9.6 million and $4.7 million for the three months ended June 30, 2009 and 2008, respectively.  We have recognized exchange gains related to tax balances in our tax expense of $7.1 million and $2.4 million for the three months ended June 30, 2009 and 2008, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would have increased or decreased our reported interest cost by approximately $2.6 million for the three months ended June 30, 2009.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) designed to provide reasonable assurance that the information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that this information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. It should be noted that, because of inherent limitations, our disclosure controls and procedures, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the disclosure controls and procedures are met.

          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2009.

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

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended June 30, 2009, further developments to the financial reporting process were implemented for the United Kingdom, U.S., and Brazil operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material. During the three months ended June 30, 2009, the Company did not implement SAP in any additional locations.

          Other than the financial reporting developments for the Company’s United Kingdom, U.S., and Brazil operations there were no changes that occurred during the three months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          If the U.S. authorities determine that there have been violations of federal laws, they may seek to impose sanctions on the Company that may include, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices and the appointment of a monitor.  It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose.  It is possible, however, that any sanctions which might be imposed could materially adversely affect the Company’s results of operations.  Both of these investigations are ongoing as of the date of this report and the Company is fully cooperating with the SEC and Justice.

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

           At the initial hearing in Santa Catarina, on January 29, 2008, the Court granted the Company’s motion to have the case moved to the Labor Court in Brasilia.  No hearing date has yet been set.

           In the state of Parana, the relief sought by the Public Prosecutor was granted by the local Labor Court.  The Company appealed that initial ruling and it was overturned in part and affirmed in part.  The Company has appealed from that part of the initial ruling which was affirmed and no ruling has yet been rendered on the appeal.  The Company has separately asserted, on April 11, 2008, a lack of jurisdiction motion similar to that which it asserted in the case in Santa Catarina which resulted in the transfer of that case to the Labor Court in Brasilia.  No hearing date for that motion has been set.

Item 1A.    Risk Factors

Our reliance on a small number of significant customers may adversely affect our results of operations.

Our customers are manufacturers of cigarette and other tobacco products. Several of these customers individually account for a significant portion of our sales in a normal year.

           Approximately 25% of our consolidated tobacco sales in fiscal 2009 were to various tobacco customers owned by or under common control of Philip Morris International (formerly owned by Altria Group, Inc.) and 33% and 34%, respectively, of our consolidated tobacco sales in fiscal 2008 and 2007 were to various tobacco customers which are owned by or under common control of Altria Group, Inc. For fiscal 2009, 2008 and 2007, approximately 24%, 22% and 19%, respectively, of our consolidated tobacco sales were to various tobacco customers which are owned by or under common control of Japan Tobacco, Inc. No other customer accounted for more than 10% of our sales in that period.

           In addition, tobacco product manufacturers are experiencing consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

           Further, demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers significantly vertically integrate their operations, either through acquisition of our competitors or by establishing new operations.  Recently, one of our significant customers, Japan Tobacco, Inc., announced its planned acquisition of a leaf processing business in Malawi and a leaf processing business in Brazil, and the formation of a joint venture to acquire tobacco leaf in the U.S.  We believe that these transactions could have a material adverse effect on our financial condition and results of operations.

Alliance One International, Inc. and Subsidiaries

Item 1A.    Risk Factors (Continued)

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), and we are currently under investigation by U.S. authorities for potential violations.

We are subject to the FCPA, which generally prohibits companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business and/or other benefits. Although our corporate policy prohibits foreign bribery and we have adopted procedures to promote compliance, there is no assurance that our policy or procedures will work effectively all of the time or protect us against liability under the FCPA for actions taken by our agents, employees and intermediaries with respect to our business or any businesses that we acquire. We operate in a number of jurisdictions that pose a high risk of potential FCPA violations. Failure to comply with the FCPA, other anti-corruption laws and other laws governing the conduct of business with government entities (including local laws) could lead to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies, and controls, the imposition of a compliance monitor at our expense and potential personnel changes and/or disciplinary actions), any of which could have an adverse impact on our business, financial condition, results of operations and liquidity. Any investigation of any potential violations of the FCPA or other anti-corruption laws by U.S. or foreign authorities also could have an adverse impact on our business, financial condition and results of operations.

           Additionally, we are currently under investigation for potential criminal and civil violations of the FCPA. In March 2004, we discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia. Our Audit Committee engaged an outside law firm to conduct an investigation of activity relating to these accounts. The investigation revealed that there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act. In May 2004, we voluntarily reported the matter to the U.S. Department of Justice (“Justice”). Soon thereafter, we closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in our filings with the SEC. In August 2006, we learned that the SEC had issued a formal order of investigation of us and others to determine if these or other actions, including those in other countries in which we do business, may have violated the FCPA or other provisions of the Exchange Act and rules thereunder. In May 2008, we learned that Justice began conducting an investigation into possible violations of the FCPA or other federal criminal laws stemming from the same actions being investigated by the SEC. If the U.S. authorities determine that there have been violations of federal laws, we would be subject to criminal and civil penalties and other remedial measures (including further changes or enhancements to our procedures, policies and controls, the imposition of a compliance monitor at our expense and potential personnel changes and/or disciplinary actions. It is not possible to predict at this time whether the authorities will determine that violations have occurred, and if they do, what sanctions they might seek to impose. It is possible, however, that any sanctions which might be imposed could materially adversely affect our results of operations. Both of these investigations are ongoing and we are fully cooperating with the SEC and Justice.

Recent legislation and regulatory and other governmental initiatives could impose burdensome restrictions on the tobacco industry and reduce consumption of consumer tobacco products and demand for our services.

On June 22, 2009, President Obama signed the Family Smoking Prevention and Tobacco Control Act which extends the authority of the Food and Drug Administration (FDA) to regulate tobacco products. This act authorizes the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards. The act imposes further restrictions on advertising of tobacco products, authorizes the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser, authorizes a study to determine whether the minimum age for the purchase of tobacco products should be increased and requires submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents. The act also mandates warning labels and requires packaging to indicate the percentage of domestically grown tobacco and foreign grown tobacco included in the product. In addition, the act directs the FDA to promulgate regulations requiring that the methods used in, and the facilities and controls used for, the manufacture, preproduction design validation, packing, and storage of a tobacco product conform to current good manufacturing practice.  The act does not apply to tobacco leaf that is not in the possession of a manufacturer of tobacco products, or to the producers of tobacco leaf, including tobacco growers, tobacco warehouses, and tobacco grower cooperatives unless those entities are controlled by a tobacco product manufacturer. The full impact of this legislation and the required regulatory actions is uncertain.  However, if the effect of such legislation is a significant reduction in consumption of tobacco products, it could materially adversely affect our business, volume, results of operations, cash flows and financial condition.

Alliance One International, Inc. and Subsidiaries

Item 1A.    Risk Factors (Continued)

Recent legislation and regulatory and other governmental initiatives could impose burdensome restrictions on the tobacco industry and reduce consumption of consumer tobacco products and demand for our services. (Continued)

           Reports with respect to the harmful physical effects of cigarette smoking have been publicized for many years, and the sale, promotion and use of cigarettes continue to be subject to increasing governmental regulation. Since 1964, the Surgeon General of the United States and the Secretary of Health and Human Services have released a number of reports linking cigarette smoking with a broad range of health hazards, including various types of cancer, coronary heart disease and chronic lung disease, and recommending various governmental measures to reduce the incidence of smoking. More recent reports focus upon the addictive nature of cigarettes, the effects of smoking cessation, the decrease in smoking in the United States, the economic and regulatory aspects of smoking in the Western Hemisphere, and cigarette smoking by adolescents, particularly the addictive nature of cigarette smoking in adolescence. Numerous state and municipal governments have taken and others may take actions to diminish the social acceptance of smoking of tobacco products, including banning smoking in certain public and private locations.

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

Derivative transactions may expose us to potential losses and counterparty risk.

We have entered into certain derivative transactions, including interest rate swaps and foreign exchange contracts. Changes in the fair value of these derivative financial instruments that are not cash flow hedges are reported as income, and accordingly could materially affect our reported income in any period. In addition, the counterparties to these derivative transactions, and to the convertible note hedge transactions, are financial institutions or affiliates of financial institutions, and we are subject to risks that these counterparties default under these transactions. In some of these transactions, including the convertible note hedge transactions, our exposure to counterparty credit risk is not secured by any collateral.  Recent global economic conditions have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including a bankruptcy filing by Lehman Brothers Holdings Inc. and its various affiliates. If one or more of the counterparties to one or more of our derivative transactions not secured by any collateral becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions.  We can provide no assurances as to the financial stability or viability of any of our counterparties.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits.

4.01

Indenture dated as of July 2, 2009 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

4.02

Indenture dated as of July 2, 2009 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and conversion agent, relating to 5 ½% Convertible Senior Subordinated Notes due 2014, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

4.03

First Supplemental Indenture dated as of June 22, 2009 between Alliance One International, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to 11% Senior Notes due 2012, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

4.04

First Supplemental Indenture dated as of June 22, 2009 between Alliance One International, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to 8 ½% Senior Notes due 2012, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

4.05

First Supplemental Indenture dated as of June 22, 2009 between Alliance One International, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to 12 ¾% Senior Subordinated Notes due 2012, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: August 4, 2009	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

4.01

Indenture dated as of July 2, 2009 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

4.02

Indenture dated as of July 2, 2009 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar, paying agent and conversion agent, relating to 5 ½% Convertible Senior Subordinated Notes due 2014, incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

4.03

First Supplemental Indenture dated as of June 22, 2009 between Alliance One International, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to 11% Senior Notes due 2012, incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

4.04

First Supplemental Indenture dated as of June 22, 2009 between Alliance One International, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to 8 ½% Senior Notes due 2012, incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

4.05

First Supplemental Indenture dated as of June 22, 2009 between Alliance One International, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to 12 ¾% Senior Subordinated Notes due 2012, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).