Form 10-Q
period 2009-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2009-11-09
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 2, 2009, the registrant had 89,088,383 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements.

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2009 and 2008
(Unaudited)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share amounts)	2009	2008	2009	2008

Sales and other operating revenues	$675,154	$597,092	$1,085,638	$1,056,257
Cost of goods and services sold	568,328	516,647	890,850	899,149
Gross profit	106,826	80,445	194,788	157,108
Selling, administrative and general expenses	42,063	40,016	78,392	78,249
Other income (expense)	3,145	(825)	2,705	1,449
Restructuring and asset impairment charges (recovery)	-	(44)	-	452
Operating income	67,908	39,648	119,101	79,856
Debt retirement expense	40,288	954	40,288	954
Interest expense (includes debt amortization of $2,433 and $1,292 for the three months and $4,285 and $2,233 for the six months in 2009 and 2008, respectively)	32,776	26,385	57,744	50,814
Interest income	1,188	705	2,104	1,642
Income (loss) before income taxes and other items	(3,968)	13,014	23,173	29,730
Income tax expense (benefit)	(2,592)	(6,408)	9,673	(4,615)
Equity in net income of investee companies	-	1,099	-	1,099

Income (loss) from continuing operations	(1,376)	20,521	13,500	35,444
Income (loss) from discontinued operations, net of tax	-	(45)	-	463
Net income (loss)	(1,376)	20,476	13,500	35,907
Less: Net income attributable to noncontrolling interests	82	119	481	245

Net income (loss) attributable to Alliance One International, Inc.	$ (1,458)	$ 20,357	$ 13,019	$ 35,662

Amounts attributable to Alliance One International, Inc.
Income (loss) from continuing operations	$ (1,458)	$ 20,402	$ 13,019	$ 35,199
Income (loss) from discontinued operations	-	(45)	-	463
Net income (loss) attributable to Alliance One International, Inc.	$ (1,458)	$ 20,357	$ 13,019	$ 35,662

Basic earnings (loss) per share
Net income (loss) from continuing operations	$ (.02)	$ .23	$ .15	$ .39
Income (loss) from discontinued operations	-	-	-	.01
Net income (loss)	$ (.02)	$ .23	$ .15	$ .40

Diluted earnings (loss) per share
Net income (loss) from continuing operations	$ (.02)	$ .23	$ .14	$ .39
Income (loss) from discontinued operations	-	-	-	.01
Net income (loss)	$ (.02)	$ .23	$ .14	$ .40

Average number of shares outstanding
Basic	88,598	88,303	88,539	88,255
Diluted	88,598	89,076	100,425	89,175

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				September 30, 2009	September 30, 2008	March 31, 2009
ASSETS
Current assets
Cash and cash equivalents				$ 97,524	$ 83,868	$ 87,665
Trade and other receivables, net				170,151	162,697	175,705
Accounts receivable, related parties				23,073	36,288	29,765
Inventories:
Tobacco				806,927	822,128	627,496
Other				44,583	59,803	59,693
Advances on purchases of tobacco, net				172,124	147,389	137,824
Recoverable income taxes				1,960	5,861	3,995
Current deferred taxes				49,386	30,977	24,837
Prepaid expenses				62,380	63,737	47,800
Assets held for sale				4,395	4,119	4,411
Current derivative asset				2,293	20,275	23,469
Other current assets				7,106	7,219	9,603
Total current assets				1,441,902	1,444,361	1,232,263
Other assets
Investments in unconsolidated affiliates				21,283	21,296	21,675
Goodwill and other intangible assets				47,578	43,514	49,877
Deferred income taxes				158,608	93,210	142,832
Other deferred charges				30,967	10,067	13,278
Other noncurrent assets				96,043	110,574	95,640
				354,479	278,661	323,302
Property, plant and equipment, net				196,114	209,931	202,954
				$1,992,495	$1,932,953	$1,758,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 382,493	$ 649,157	$ 261,468
Accounts payable				57,206	75,524	120,214
Due to related parties				2,564	814	27,488
Advances from customers				79,658	112,626	44,440
Accrued expenses and other current liabilities				101,176	105,383	97,644
Current derivative liability				113	22,443	25,670
Income taxes				15,435	3,006	16,659
Long-term debt current				1,794	2,506	17,842
Liabilities of discontinued operations				-	49	-
Total current liabilities				640,439	971,508	611,425
Long-term debt				824,046	554,239	652,584
Deferred income taxes				7,951	9,989	8,230
Liability for unrecognized tax benefits				72,636	50,630	58,135
Pension, postretirement and other long-term liabilities				105,705	99,872	97,365
				1,010,338	714,730	816,314
Commitments and contingencies				-	-	-
Stockholders’ equity	Sept. 30, 2009	Sept. 30, 2008	March 31, 2009
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,942	96,817	96,827	462,566	464,540	468,195
Retained deficit				(115,390)	(225,306)	(128,409)
Accumulated other comprehensive income (loss)				(9,726)	3,973	(13,125)
Total stockholders’ equity of Alliance One International, Inc.				337,450	243,207	326,661
Noncontrolling interests				4,268	3,508	4,119
Total equity				341,718	246,715	330,780
				$1,992,495	$1,932,953	$1,758,519
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands, except per share amounts)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity

Balance, March 31, 2008	$462,798	$(258,395)	$ 5,154	$ 1,910	$ 3,623	$ 215,090
Net income	-	132,558	-	-	679	133,237
Restricted stock surrendered	(284)	-	-	-	-	(284)
Employee stock option related	40	-	-	-	-	40
Stock-based compensation	5,641	-	-	-	-	5,641
Conversion of foreign currency
financial statements	-	-	(7,024)	-	(183)	(7,207)
Adjustment in pensions	-	-	-	(13,165)	-	(13,165)
Adoption of EITF 06-10	-	(2,572)	-	-	-	(2,572)

Balance, March 31, 2009	$468,195	$(128,409)	$ (1,870)	$(11,255)	$ 4,119	$ 330,780
Net income	-	13,019	-	-	481	13,500
Stock warrants issued	16,821	-	-	-	-	16,821
Call option related to convertible
debentures, net of tax of $13,796	(25,622)	-	-	-	-	(25,622)
Restricted stock surrendered	(248)	-	-	-	-	(248)
Stock-based compensation	3,420	-	-	-	-	3,420
Noncontrolling interest dividend paid	-	-	-	-	(360)	(360)
Conversion of foreign currency
financial statements	-	-	3,399	-	28	3,427

Balance, September 30, 2009	$462,566	$(115,390)	$ 1,529	$(11,255)	$ 4,268	$ 341,718

See notes to condensed consolidated financial statements.

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2009 and 2008 (Unaudited)

(in thousands)	September 30, 2009	September 30, 2008

Operating activities
Net income	$ 13,500	$ 35,907
Adjustments to reconcile net income to net cash used by operating activities of continuing operations
Net income from discontinued operations, net of tax	-	(463)
Depreciation and amortization	14,642	14,524
Debt amortization/interest	5,341	2,521
Debt retirement cost	40,288	954
(Gain) loss on foreign currency transactions	17,137	(259)
Other, net	29	(2,966)
Changes in operating assets and liabilities, net	(232,200)	(313,785)
Net cash used by operating activities of continuing operations	(141,263)	(263,567)
Net cash provided by operating activities of discontinued operations	-	667
Net cash used by operating activities	(141,263)	(262,900)

Investing activities
Purchases of property and equipment	(6,218)	(10,735)
Proceeds on sale of property and equipment	6,716	3,931
Foreign currency derivatives	(5,026)	-
Refinancing of Brazilian Farmers	(9,315)	(5,678)
Other, net	2,920	7,212
Net cash used by investing activities of continuing operations	(10,923)	(5,270)
Net cash provided by investing activities of discontinued operations	-	-
Net cash used by investing activities	(10,923)	(5,270)

Financing activities
Repayment of short-term demand notes	-	(64,078)
Proceeds from short-term demand notes	-	9,014
Net change in short-term borrowings	108,060	336,748
Proceeds from long-term borrowings	1,040,803	-
Repayment of long-term borrowings	(906,070)	(36,804)
Debt issuance cost	(35,236)	(892)
Debt retirement cost	(23,394)	(73)
Proceeds from issuance of warrants	16,821	-
Purchase of call options	(39,418)	-
Dividends paid to noncontrolling interests	(360)	-
Net cash provided by financing activities	161,206	243,915

Effect of exchange rate changes on cash	839	(4,091)

Increase (decrease) in cash and cash equivalents	9,859	(28,346)
Cash and cash equivalents at beginning of period	87,665	112,214

Cash and cash equivalents at end of period	$ 97,524	$ 83,868

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

Basis of Presentation

The accounts of the Company and its consolidated subsidiaries are included in the condensed consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates that are owned 50% or less.  The equity method is used when the Company exercises significant influence over an investment but not control.  Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included.  As part of the preparation of the condensed consolidated financial statements, the Company performed an evaluation of subsequent events occurring after the condensed consolidated balance sheet date of September 30, 2009, through November 9, 2009, the date the condensed consolidated financial statements were issued.  The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.  The year ended March 31, 2009 is sometimes referred to herein as fiscal year 2009.

          Certain prior year amounts have been reclassified to conform with the current year’s presentation, due to the adoption of a new accounting standard related to accounting for noncontrolling interests discussed below.

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

New Accounting Standards

Recently Adopted Accounting Pronouncements

On April 1, 2009, the Company adopted new accounting guidance on the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. It requires noncontrolling interests (or minority interests) to be reported as a component of shareholders’ equity, which is a change from its current classification between liabilities and shareholders’ equity. It also requires earnings attributable to minority interests to be included in net earnings, although such earnings will continue to be deducted to measure earnings per share.  This standard is to be applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented.  The Company adopted this new accounting guidance with no material impact to its financial condition or results of operations.

Recent Accounting Pronouncements Not Yet Adopted

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This accounting guidance relates to employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this accounting guidance are required for the Company in its fiscal year ending March 31, 2010.  The Company is evaluating the impact of this new accounting guidance on its financial condition and results of operations.

         In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. The objective of this accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This accounting guidance will be effective for the Company on April 1, 2010. The Company is evaluating the impact of this new accounting guidance on its financial condition and results of operations.

         In June 2009, the FASB issued new accounting guidance on accounting for variable interest entities. The objective of this accounting guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This accounting guidance will be effective for the Company on April 1, 2010. The Company is evaluating the impact of this new accounting guidance on its financial condition and results of operations.

         In October 2009, the FASB issued new accounting guidance on accounting for multiple-deliverable revenue arrangements. The objective of this accounting guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This accounting guidance will be effective for the Company on April 1, 2011. The Company is evaluating the impact of this new accounting guidance on its financial condition and results of operations.

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

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $11,010 and $12,466 for the three months ended September 30, 2009 and 2008, respectively and $18,264 and $25,936 for the six months ended September 30, 2009 and 2008, respectively.

2.  INCOME TAXES

FIN 48

As of September 30, 2009, the Company’s unrecognized tax benefits totaled $24,175, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 30, 2009, accrued interest and penalties totaled $33,245 and $15,217, respectively.

         The Company expects to continue accruing interest related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

         The Company is currently pursuing various governmental tax programs in certain locations in an effort to resolve outstanding tax issues.  By participating in these programs, the Company’s liability for unrecognized tax benefits may be reduced.  However, at this time we are not able to estimate the amount.  The Company expects to recognize an unrecognized tax benefit, related to foreign taxes, for the amount of $5,582 due to the expiration of an applicable statute of limitations in the next twelve months.  Circumstances can change due to unexpected developments in the law and interpretation of the law which may ultimately affect the unrecognized tax benefit.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of September 30, 2009, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2006.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Six Months Ended September 30, 2009

The effective tax rate used for the six months ended September 30, 2009 was an expense of 41.7% compared to a benefit of 15.5% for the six months ended September 30, 2008.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ended March 31, 2010 to be 40.1% after absorption of discrete items.

         For the six months ended September 30, 2009, the Company recorded a specific event adjustment expense of $198 bringing the effective tax rate estimated for the six months from an expense of 40.9% to 41.7%.  This specific event adjustment expense relates to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits totaling an expense of $12,277, net exchange gains on income tax accounts totaling a benefit of $14,897 and other miscellaneous tax adjustments totaling an expense of $2,818.  For the six months ended September 30, 2008, the Company recorded a specific event adjustment expense of $956 bringing the effective tax rate estimated for the six months from a benefit of 18.7% to 15.5%.  This specific event adjustment relates primarily to additional income tax and interest related to liabilities for unrecognized tax benefits and net exchange gains on income tax accounts.  The significant difference in the estimated effective tax rate for the six months ended September 30, 2009 from the statutory rate is primarily due to expenses related to exchange effects.  During the six months ended September 30, 2009, the Company accrued an additional $14,501 of interest and exchange losses related to liabilities for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company records other restructuring and impairment charges as they occur in the normal course of business.  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months and six months ended September 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Restructuring and Asset Impairment Charges
Employee separation and other cash charges:
Beginning balance	$ -	$ 1,151	$ 103	$ 2,360
Period charges:
Severance charges (recovery)	-	(44)	-	526
Other cash charges (recovery)	-	-	-	(74)
Total period charges (recovery)	-	(44)	-	452
Payments through September 30	-	(728)	(103)	(2,433)
Ending balance September 30	$ -	$ 379	$ -	$ 379
Total restructuring and asset impairment charges (recovery) for the period	$ -	$ (44)	$ -	$ 452

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months and six months ended September 30, 2009 and 2008:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
Employee Separation and Other Cash Charges	2009	2008	2009	2008
Beginning balance:	$ -	$ 1,151	$ 103	$ 2,360
South America	-	134	-	134
Other regions	-	1,017	103	2,226
Period charges:	$ -	$ (44)	$ -	$ 452
South America	-	47	-	47
Other regions	-	(91)	-	405
Payments through September 30:	$ -	$ (728)	$ (103)	$(2,433)
South America	-	(181)	-	(181)
Other regions	-	(547)	(103)	(2,252)
Ending balance September 30:	$ -	$ 379	$ -	$ 379
South America	-	-	-	-
Other regions	-	379	-	379

         All restructuring costs are recorded in earnings as restructuring and asset impairment costs only when they are incurred or meet the criteria for recording in accordance with generally accepted accounting principles.

Assets Held for Sale

As of September 30, 2009, the Company reported assets held for sale of $4,395, related primarily to production and administrative facilities in Greece, Kyrgyzstan, Malawi and Brazil, that are being actively marketed by the Company.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and six months ended September 30, 2009 and 2008.

          Goodwill and Intangible Asset Rollforward:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining
useful life in years as of March 31, 2009	-	16	7	5
March 31, 2008 balance:
Gross carrying amount	$ 2,794	$33,700	$3,610	$ 6,330	$ 46,434
Accumulated amortization	-	(4,844)	(3,591)	-	(8,435)
Net March 31, 2008	2,794	28,856	19	6,330	37,999
Additions	-	-	-	3,624	3,624
Amortization expense	-	(422)	(19)	-	(441)
Net June 30, 2008	2,794	28,434	-	9,954	41,182
Additions	-	-	-	3,093	3,093
Amortization expense	-	(421)	-	(340)	(761)
Net September 30, 2008	2,794	28,013	-	12,707	43,514
Additions	-	-	7,844	729	8,573
Amortization expense	-	(842)	(270)	(1,098)	(2,210)
Net March 31, 2009	2,794	27,171	7,574	12,338	49,877
Additions	-	-	-	329	329
Amortization expense	-	(422)	(54)	(664)	(1,140)
Net June 30, 2009	2,794	26,749	7,520	12,003	49,066
Additions	-	-	-	-	-
Amortization expense	-	(421)	(371)	(696)	(1,488)
Net September 30, 2009	$ 2,794	$26,328	$7,149	$ 11,307	$ 47,578

          Estimated Intangible Asset Amortization Expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2010	$ 1,685	$ 1,010	$ 2,751	$ 5,446
2011	1,685	1,087	2,796	5,568
2012	1,685	1,165	2,796	5,646
2013	1,685	1,243	2,796	5,724
2014	1,685	1,243	1,357	4,285
Later	18,746	1,826	171	20,743
	$ 27,171	$ 7,574	$ 12,667	$ 47,412

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of September
    30, 2009.  These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

5.  DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of its business reported as discontinued operations were as follows:

Summary of Results of Operations

Discontinued Operations, Other Regions Segment

Three Months Ended September 30, 2008	Mozambique	Wool	Total

Income (loss) from discontinued operations, net of tax:
Income (loss) from discontinued operations, before tax	$ 9	$ (54)	$ (45)
Income tax	-	-	-
Income (loss) from discontinued operations, net of tax	$ 9	$ (54)	$ (45)

Six Months Ended September 30, 2008
Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 95	$ 368	$ 463
Income tax	-	-	-
Income from discontinued operations, net of tax	$ 95	$ 368	$ 463

Summary of Assets and Liabilities

Discontinued Operations, Other Regions Segment

September 30, 2008	Mozambique	Wool	Total
Liabilities of discontinued operations:
Accounts payable	$ 31	$ -	$ 31
Accrued expenses	18	-	18
Total liabilities of discontinued operations	$ 49	$ -	$ 49

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

          The following table presents the summary segment information for the three months and six months ended September 30, 2009 and 2008:

Alliance One International, Inc. and Subsidiaries

6.  SEGMENT INFORMATION (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Sales and other operating revenues:
South America	$ 348,164	$ 323,995	$ 566,608	$ 584,369
Other regions	326,990	273,097	519,030	471,888
Total revenue	$ 675,154	$ 597,092	$1,085,638	$ 1,056,257

Operating income:
South America	$ 36,060	$ 21,974	$ 71,806	$ 47,862
Other regions	31,848	17,674	47,295	31,994
Total operating income	67,908	39,648	119,101	79,856
Debt retirement expense	40,288	954	40,288	954
Interest expense	32,776	26,385	57,744	50,814
Interest income	1,188	705	2,104	1,642
Income (loss) before income taxes and other items	$ (3,968)	$ 13,014	$ 23,173	$ 29,730

Analysis of Segment Assets	September 30 , 2009	September 30 , 2008	March 31, 2009
Segment assets:
South America	$ 805,406	$ 877,288	$ 939,234
Other regions	1,187,089	1,055,665	819,285
Total assets	$1,992,495	$ 1,932,953	$1,758,519

7.  EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at September 30, 2009 and 2008.  This subsidiary waives its right to receive dividends and it does not have the right to vote.

          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 1,581 at a weighted average exercise price of $7.05 per share at September 30, 2009 and 1,876 at a weighted average exercise price of $7.00 per share at September 30, 2008.

          In connection with the offering of the Company’s 5 ½% Convertible Senior Subordinated Notes due 2014, issued on July 2, 2009 (the “Convertible Notes”), the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) equal to the number of shares that underlie the Company’s Convertible Notes.  These convertible note hedge transactions are expected to reduce the potential dilution of the Company’s common stock upon conversion of the Convertible Notes in the event that the value per share of common stock exceeds the initial conversion price of $5.0280 per share.  These shares were not included in the computation of earnings per diluted share because their inclusion would be antidilutive.  The Company also entered separately into privately negotiated warrant transactions relating to the same number of shares of the Company’s common stock as the convertible note hedge transactions.  The warrants have a strike price of $7.3325 per share.  The warrants expire in daily installments commencing on October 15, 2014 and ending on April 8, 2015.  See Note 11 “Debt Arrangements” to the “Notes to Condensed Consolidated Financial Statements” for further information.

          The following table summarizes the computation of earnings per share for the three months and six months ended September 30, 2009 and 2008, respectively.

Alliance One International, Inc. and Subsidiaries

7.  EARNINGS PER SHARE (Continued)

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2009	2008	2009	2008
BASIC EARNINGS
Amounts attributable to Alliance One International, Inc.
Income (loss) from continuing operations, net of tax	$ (1,458)	$20,402	$13,019	$35,199
Income (loss) from discontinued operations, net of tax	-	(45)	-	463
Net income (loss) attributable to Alliance One International, Inc.	$ (1,458)	$20,357	$13,019	$35,662

SHARES
Weighted average number of shares outstanding	88,598	88,303	88,539	88,255

BASIC EARNINGS (LOSS) PER SHARE
Net income (loss) from continuing operations	$ (.02)	$ .23	$ .15	$ .39
Net income (loss) from discontinued operations	-	-	-	.01
Net income (loss)	$ (.02)	$ .23	$ .15	$ .40

DILUTED EARNINGS
Income (loss) from continuing operations, net of tax	$ (1,458)	$20,402	$13,019	$35,199
Plus interest expense on 5 1/2% convertible notes, net of tax	-*	-	997	-
Income (loss) from continuing operations, net of tax as adjusted	(1,458)	20,402	14,016	35,199
Income (loss) from discontinued operations, net of tax	-	(45)	-	463
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$ (1,458)	$20,357	$14,016	$35,662

SHARES
Weighted average number of common shares outstanding	88,598	88,303	88,539	88,255
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	-*	773	724	920
Assuming conversion of 5 1/2% convertible notes at the beginning of the period	-*	-	11,162	-
Shares applicable to stock warrants	-**	-	-**	-
Adjusted weighted average number of common shares outstanding	88,598	89,076	100,425	89,175

DILUTED EARNINGS (LOSS) PER SHARE
Net income (loss) from continuing operations	$ (.02)	$ .23	$ .14	$ .39
Income (loss) from discontinued operations	-	-	-	.01
Net income (loss) as adjusted	$ (.02)	$ .23	$ .14	$ .40

  * Assumed conversion of convertible notes at the beginning of the period has an anti dilutive effect on earnings (loss) per share.  For the three months ended, all outstanding restricted shares and shares applicable to stock options and restricted stock unit are excluded because their inclusion would have an anti dilutive effect on the loss per share.

** For the three months and six months ended September 30, 2009, the warrants were not assumed exercised because the exercise price was less than the average price for the periods presented.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net income (loss)	$ (1,376)	$20,476	$13,500	$35,907
Equity currency conversion adjustment	154	(2,952)	3,399	(3,091)
Total comprehensive income (loss)	(1,222)	17,524	16,899	32,816
Comprehensive income attributable to noncontrolling interest	89	119	510	245
Total comprehensive income (loss) attributable to the Company	$ (1,311)	$17,405	$16,389	$32,571

Alliance One International, Inc. and Subsidiaries

9.  STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $1,494 and $1,316 for the three months ended September 30, 2009 and 2008, respectively, and $3,410 and $1,872 for the six months ended September 30, 2009 and 2008, respectively.

          The Company’s shareholders amended the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 6, 2009.  The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.

          During the six months ended September 30, 2009 and 2008, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Restricted Stock
Number Granted	3	146	192	146
Grant Date Fair Value	$3.81	$4.47	$4.25	$4.47
Restricted Stock Units
Number Granted	-	99	106	99
Grant Date Fair Value	$ -	$4.47	$4.26	$4.47
Performance Shares
Number Granted	298	1,197	1,758	1,197
Grant Date Fair Value	$3.83	$4.47	$4.19	$4.47
Performance Based Restricted Stock Units
Number Granted	-	150	-	150
Grant Date Fair Value	$ -	$4.47	$ -	$4.47

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

          Assumptions used to determine the fair value of SARs as of September 30 included the following:

	2009	2008
Stock Price	$4.48	$3.80
Exercise Price	$6.45	$6.45
Expected Life in Years	.1	1.1
Annualized Volatility	10%	64%
Annual Dividend Rate	0%	0%
Discount Rate	.1%	1.8%

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

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  The Company has appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance and is awaiting the final decision from the Supreme Court.  As of September 30, 2009, the balance of the reserve is $224.

           The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,410 and the total assessment including penalties and interest through September 30, 2009 is $14,752.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $7,410 represents intrastate trade tax credit amounts which were offset against intrastate trade tax payables. At September 30, 2009, the Company also has intrastate trade tax credits from Parana of $12,415.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul (“Rio Grande”) of $59,672 and $47,482 at September 30, 2009 and 2008, respectively. Based on management’s expectations about future realization, the Company has recorded a valuation allowance on the Rio Grande intrastate trade tax credits of $8,384 and $8,832 at September 30, 2009 and 2008, respectively. The allowance on the Rio Grande intrastate trade tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  The Company appealed and the case is currently before the Supreme Court.  In addition, the Company received an assessment in 2006 for federal income taxes in 2005 that were offset by the IPI credit bonus.  The assessment is valued at $27,346 at September 30, 2009.   The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in pension, postretirement and other long term liabilities.  The Company understands a ruling by the Supreme Court may be rendered in the near future which will directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

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

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$10,763) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.  No amounts have been reserved with respect to such claim.

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES (Continued)

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

           On July 23, 2009, the Company received notice that Sharpmind Enterprises, Ltd., a British Virgin Islands company, had filed in the United States District Court for the Eastern District of North Carolina, a claim against the Company seeking unspecified damages for an alleged breach of a sales representation agreement between the Company and Sharpmind.  Sharpmind has indicated that it would seek damages in excess of $2,000.  The Company views the claim as baseless and intends to vigorously defend it.

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crops.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At September 30, 2009, the Company was guarantor of an amount not to exceed $159,512 with $156,461 outstanding under these guarantees.

           In accordance with generally accepted accounting principles, the Company records all known asset retirement obligations (“ARO”) for which the liability can be reasonably estimated. Currently, it has identified an ARO associated with one of its facilities that requires it to restore the land to its initial condition upon vacating the facility. The Company has not recognized a liability under generally accepted accounting principles for this ARO because the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned to the government, and the Company has no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.  The Company has no additional material AROs.

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGMENTS

During the three months ended September 30, the Company completed a number of refinancing transactions, which are described below.

Senior Secured Credit Facility

On July 2, 2009, the Company entered into a Credit Agreement (the “Credit Agreement”), with a syndicate of banks that replaced the Company’s $305,000 Amended and Restated Credit Agreement dated March 30, 2007 and provides for a senior secured credit facility (the “Credit Facility”) that consists of:

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

First Amendment.  On August 24, 2009, the Company closed the First Amendment to the Credit Agreement which included the following modifications effective August 24, 2009:

•

Amended the definition for Senior Notes to allow for the issuance of up to an additional $100,000 of Senior Notes due 2016 within 90 days of the First Amendment Effective Date;

•

Amended the definition of Consolidated Total Senior Debt to exclude the Existing Senior Notes 2005;

•

Amended the definition of Applicable Percentage to clarify the effective date of the change in the Applicable Percentage;

•

Modifications to several schedules within the Credit Agreement.

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

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter, which ratio is 5.50 to 1.00 for the fiscal quarter ended September 30, 2009;

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

          The Company continuously monitors its compliance with these covenants.  If the Company fails to comply with any of these covenants and is unable to obtain the necessary amendments or waivers under the Credit Agreement, the lenders under the Credit Agreement have the right to accelerate the outstanding loans thereunder and demand repayment in full and to terminate their commitment to make any further loans under the Credit Facility.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and convertible senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Credit Agreement would have a material adverse effect on the Company’s liquidity and financial condition.  The Company records all fees and third-party costs associated with the Credit Agreement, including amendments thereto, in accordance with accounting guidance for changes in line of credit or revolving debt arrangements.

          As a result of terminating the $305,000 Amended and Restated Credit Agreement dated March 30, 2007, the Company accelerated approximately $5,741 of deferred financing costs.

Senior Notes

On July 2, 2009, the Company issued $570,000 of 10% Senior Notes due 2016 (the “Senior Notes”). The Senior Notes were priced at 95.177% of the face value, for gross proceeds of approximately $542,509 and representing a yield to maturity of 11.0%. On August 26, 2009, the Company issued an additional $100,000 tranche of 10% Senior Notes due 2016.  The notes were priced at 97.500% of the face value, for gross proceeds of approximately $97,500 and representing a yield to maturity of 10.512%.  These additional notes form part of the same series as the Senior Notes issued on July 2, 2009.  The aggregate principal amount of the outstanding Senior Notes is $670,000.  The Senior Notes are required to be guaranteed by any “material domestic subsidiaries” of the Company as defined in the indenture governing the Senior Notes.  Because no subsidiary is, or has been at any relevant time, a “material domestic subsidiary,” the Senior Notes are not guaranteed by any subsidiaries of the Company, though such a guarantee would be required if any subsidiary subsequently qualifies as a “material domestic subsidiary.”  The indenture governing the Senior Notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  If a change of control (as defined in the indenture governing the Senior Notes) occurs at any time, holders of the Senior Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Senior Notes for cash at a price equal to 101% of the principal amount of Senior Notes being repurchased, plus accrued and unpaid interest.

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

11.  DEBT ARRANGMENTS (Continued)

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

Existing Notes	Issuer (1)	Principal Amount Outstanding	Principal Amount Purchased

11% Senior Notes due 2012 (2)	A	$264,381	$258,126
8 ½% Senior Notes due 2012	A	$150,000	$120,365
12 ¾% Senior Subordinated Notes due 2012 (2)	A	$ 89,500	$ 82,105
9 ⅝% Senior Notes due 2011	D	$ 3,437	$ 3,415
7 ¾% Senior Notes due 2013	D	$ 435	$ 375
8% Senior Notes due 2012, Series B	S	$ 6,285	$ 4,285

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

(2) On July 31, 2009 funds were paid to the Trustee to defease the remaining outstanding principal and interest. The Notes were redeemed in full on August 3, 2009.

As a result of tendering the Existing Notes or a portion thereof, the Company accelerated approximately $5,591 of deferred financing costs and $5,563 of amortization of original issue discount.

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

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGMENTS (Continued)

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of September 30, 2009, the Company had approximately $382,493 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $677,342 subject to limitations as provided for in the Credit Agreement.  Additionally, against these lines there was $19,880 available in unused letter of credit capacity with $11,448 issued but unfunded.

Summary of Debt

The carrying value and estimated fair value of the Company’s long-term debt are $825,840 and $892,702, respectively, as of September 30, 2009 and $670,426 and $613,336, respectively, as of March 31, 2009.

          The following table summarizes the Company’s debt financing as of September 30, 2009:

			September 30, 2009
	Outstanding		Lines and Letters	Interest
	March 31, 2009	September 30, 2009	Available	Rate
Senior secured credit facility:
Revolver	$120,000	$ -	$270,000

Senior notes:
10% senior notes due 2016	-	640,728	-	10.0%
11% senior notes due 2012	264,381	-	-	11.0%
8 ½% senior notes due 2012	149,520	29,554	-	8.5%
Other (1)	10,157	2,082	-
	424,058	672,364	-

5 ½% convertible senior subordinated notes due 2014	-	115,000	-	5.5%

12 ¾% senior subordinated notes due 2012	83,999	-	-	12.8%

Other long-term debt	42,369	38,476	9,911	9.1%	(2)

Notes payable to banks (3)	261,468	382,493	274,970	8.6%	(2)

Total debt	$931,894	$1,208,333	554,881

Short term	$261,468	$ 382,493
Long term:
Long term debt current	$ 17,842	$ 1,794
Long term debt	652,584	824,046
	$670,426	$ 825,840

Letters of credit	$ 3,814	$ 11,448	8,432

Total credit available			$563,313

(1)  Balance consists of legacy DIMON and Standard Commercial senior notes with balances and maturities as follows:
       $     22    9 5/8% Senior Notes due 2011
              60    7 3/4% Senior Notes due 2013
         2,000    8% Senior Notes due 2012
       $2,082

(2) Weighted average rate for the six months ended September 30, 2009

(3) Primarily foreign seasonal lines of credit

          Prior to the debt refinancing, the discount amortization and repayment of the senior notes and the senior subordinated notes by fiscal year was $(1,609) in 2011, $1,581 in 2012, $509,045 in 2013 and $435 in 2014.  After the debt refinancing, the discount amortization and repayment of the senior notes and convertible senior subordinated notes by fiscal year is $(3,308) in 2011, $(3,664) in 2012, $27,559 in 2013, $(4,480) in 2014 and $772,786 in later fiscal years.

Alliance One International, Inc. and Subsidiaries

12.  DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the three months and six months ended September 30, 2009 and 2008, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with generally accepted accounting principles. See Note 16 “Fair Value Measurements” to the “Notes to Condensed Consolidated Financial Statements” for further information of fair value methodology.  The following table summarizes the fair value of the Company’s derivatives by type at September 30, 2009.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts (a)	Current Derivative Asset	$2,293	Current Derivative Liability	$ 113

(a) At September 30, 2009, the cumulative adjustment for non-performance risk was a loss of $3.

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs as well as selling, administrative and general costs as the Company deems necessary. These contracts do not meet the requirements for hedge accounting treatment under generally accepted accounting principles, and as such, all changes in fair value are reported in income.

          The following table summarizes the earnings effects of derivatives in the condensed consolidated statements of operations for the three months and six months ended September 30, 2009 and 2008.

		Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Six Months Ended September 30,
		2009	2008	2009	2008

Foreign currency contracts	Cost of goods and services sold	$ 4,880	$ (17,936)	$ 15,869	$ (1,142)
Foreign currency contracts	Selling, administrative and general expenses	911	(9)	3,399	(72)
Total		$ 5,791	$ (17,945)	$ 19,268	$ (1,214)

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

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Service cost	$ 895	$ 1,125	$ 1,790	$ 2,250
Interest expense	2,236	2,284	4,472	4,568
Expected return on plan assets	(1,114)	(1,622)	(2,227)	(3,244)
Amortization of prior service cost	(44)	(71)	(89)	(143)
Actuarial loss	(2)	(84)	(4)	(168)
Net periodic pension cost	$ 1,971	$ 1,632	$ 3,942	$ 3,263

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of September 30, 2009, contributions of $4,409 were made to pension plans for fiscal 2010.  Additional contributions to pension plans of approximately $5,261 are expected during the remainder of fiscal 2010.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. The Company amended the U.S. plan effective September 1, 2005 to limit benefits paid to retirees under the age of 65 to a maximum of two thousand five hundred dollars per year.  Employees joining after August 31, 2005 are not eligible for any retiree medical benefits.  As of September 30, 2009, contributions of $429 were made to the plans for fiscal 2010.  Additional contributions of $543 to the plans are expected during the rest of fiscal 2010.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Service cost	$ 16	$ 32	$ 32	$ 64
Interest expense	188	205	375	411
Amortization of prior service cost	(415)	(405)	(830)	(811)
Actuarial loss	76	94	152	188
Net periodic pension cost (benefit)	$ (135)	$ (74)	$ (271)	$ (148)

Alliance One International, Inc. and Subsidiaries

14.  ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid with delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the condensed consolidated balance sheet. Primarily in Brazil and certain African countries, the Company also has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $172,124 at September 30, 2009 and $147,389 at September 30, 2008 are presented as advances on purchases of tobacco, net in the condensed consolidated balance sheet.  The long-term portion of advances of $37,610 at September 30, 2009 and $49,451 at September 30, 2008 are included in other non-current assets in the condensed consolidated balance sheet.  Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances of $126,095 at September 30, 2009, and $106,605 at September 30, 2008 were recorded based on the Company’s historical loss information and crop projections. The allowances were increased by provisions for unrecoverable advances of approximately $10,099 and $23,109 for the six months ended September 30, 2009 and 2008 respectively.  Provisions for unrecoverable advances for inventory purchases related to the current crop are capitalized into inventory.  In addition, the allowance increased $18,856 at September 30, 2009 and decreased $13,962 at September 30, 2008.

          In Brazil, some farmers obtain government subsidized rural credit financing which is guaranteed by the Company.  The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing by the farmer is concurrent with delivery of tobacco to the Company.  The Company remits payments to the local banks on behalf of guaranteed farmers.  Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates.  As of September 30, 2009 and 2008, respectively, the Company had balances of $2,063 and $6,678 that were due to local banks on behalf of farmers.  These amounts are included in accounts payable in the condensed consolidated balance sheet.  As of September 30, 2009 and 2008, respectively, the Company was guarantor for Brazilian farmer loans of $121,363 and $143,783 with outstanding amounts of $118,312 and $135,339.  The fair value of guarantees for rural credit financing was $6,015 and $16,078 as of September 30, 2009 and 2008, respectively.

          In Malawi, guarantees were offered on crop input advances to farmers.  As of September 30, 2009, the Company was guarantor for loans of $1,228 in Malawi and the fair value of these guarantees is $146.

          In Argentina, as of September 30, 2009 and 2008, respectively, the Company was guarantor for farmer cooperative loans of $22,000 and $38,400.  The fair values of the Argentine guarantees were $858 and $1,498 as of September 30, 2009 and 2008, respectively.

          The fair value of all guarantees is recorded in accrued expenses and other current liabilities.

15.  SALE OF RECEIVABLES

Alliance One International, A.G., a wholly owned subsidiary of the Company, is engaged in a revolving trade accounts receivable securitization agreement to sell receivables to a third-party limited liability company (“LLC”). The agreement was amended in March 2008 to increase the size of the facility and also reduce expenses. The agreement, which matures March 26, 2013, is funded through third-party loans to the LLC which is committed up to a maximum of $100,000 in funding at any time.  To the extent that the balance of the loan is less than $100,000 the Company is subject to a 0.25% fee on the unused amount.  The Company retains servicing responsibilities and subordinated interests in the receivables sold. The Company receives annual service fees of 0.5% of the outstanding balance which approximates the fair value of services to be rendered at current funding levels. Historically, credit loss and prepayments of customer receivables have been negligible. Losses on the sale of receivables are recorded as a component of other income (expense) in the statement of operations of the Company.

Alliance One International, Inc. and Subsidiaries

15.  SALE OF RECEIVABLES (Continued)

          The following table summarizes the Company’s accounts receivable securitization information as of September 30:

	2009	2008
Receivables outstanding in facility:
As of April 1	$ 100,611	$ 70,862
Sold	421,961	338,159
Collected	(443,290)	(343,620)
As of September 30	$ 79,282	$ 65,401

Retained interest as of September 30	$ 11,893	$ 12,570

Decreases in retained interest resulting from changes in discount rate:
10%	$ 55	$ 65
20%	$ 110	$ 131

Criteria to determine retained interest as of September 30:
Weighted average life in days	65	66
Discount rate (inclusive of 0.5% servicing fee)	3.9%	5.9%
Unused balance fee	0.25%	0.25%

Cash proceeds for the six months ended September 30:
Current purchase price	$ 290,646	$ 239,868
Deferred purchase price	123,126	110,340
Service fees	237	225
Total	$ 414,009	$ 350,433

Loss on sale of receivables:
Three months ended September 30	$ 814	$ 870
Six months ended September 30	$ 1,166	$ 1,226

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. Since April 1, 2009, the average outstanding balance of receivables sold has been $65,736 with a minimum outstanding balance of $47,174 and a maximum of $87,621.

16.  FAIR VALUE MEASUREMENTS

Effective April 1, 2008, the Company adopted new accounting guidance for fair value measurements of all financial instruments and non-financial instruments accounted for at fair value on a recurring basis. Effective April 1, 2009, the Company adopted this standard for all non-financial instruments accounted for at fair value on a non-recurring basis.  This standard establishes a new framework for measuring fair value and expands related disclosures. Broadly, this standard’s framework requires fair value to be determined based on the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.

          A three-level valuation hierarchy based upon observable and non-observable inputs is utilized. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

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

Investments in subsidiaries

Upon a change in control that results in consolidation or deconsolidation of a subsidiary, a fair value measurement may be required if the Company held a noncontrolling investment in the entity and obtains control, or sells a controlling interest and retains a noncontrolling stake in the entity. Such investments are valued using a discounted cash flow model, comparative market multiples or a combination of both approaches as appropriate. In applying these methodologies, the Company relies on a number of factors, including actual operating results, future business plans, economic projections and market data.

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

Goodwill and Other Intangible Assets

Goodwill may be adjusted to implied fair value when impaired. Impairment is recognized only if annual or periodic testing shows that (1) the carrying value of the reporting unit, including goodwill, is in excess of the fair value of the reporting unit and (2) the implied goodwill is less than the carrying value of the goodwill.

Intangible assets subject to amortization may be adjusted to fair value when impaired. Impairment is recognized only if (1) the carrying value of the intangible is not recoverable and (2) the carrying value of the intangible exceeds its fair value.

Alliance One International, Inc. and Subsidiaries

16.  FAIR VALUE MEASUREMENTS (Continued)

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

September 30, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
September 30, 2009
Assets
Derivative financial instruments	$ -	$ 2,293	$ -	$ 2,293
Securitized retained interests	-	-	11,893	11,893
Total Assets	$ -	$ 2,293	$ 11,893	$ 14,186

Liabilities
Derivative financial instruments	$ -	$ 113	$ -	$ 113
Guarantees	-	-	7,019	7,019
Total Liabilities	$ -	$ 113	$ 7,019	$ 7,132

          The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months and six months ended September 30, 2009.

Changes in Level 3 instruments for the three and six months ended September 30, 2009

	Three Months Ended September 30, 2009		Six Months Ended September 30, 2009
	Securitized Retained Interests	Guarantees	Securitized Retained Interests	Guarantees
Beginning Balance	$ 2,466	$ 11,349	$ 26,833	$ 14,584
Total losses (realized / unrealized
included in earnings)	814	-	1,166	-
Purchases, issuances, and settlements, net	8,613	(4,330)	(16,106)	(7,565)
Ending Balance at September 30, 2009	$ 11,893	$ 7,019	$ 11,893	$ 7,019

          The amount of total losses for the six months ended September 30, 2009 included in earnings attributable to the change in unrealized losses relating to assets still held at September 30, 2009 was $560 on securitized retained interests.

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

          During the six months ended September 30, 2009, the Company did not have any non-recurring fair value adjustments.

17.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	September 30, 2009	September 30, 2008	March 31, 2009
Balances:
Accounts receivable	$23,073	$36,288	$29,765
Accounts payable	2,564	814	27,488

Alliance One International, Inc. and Subsidiaries

17.  RELATED PARTY TRANSACTIONS (Continued)

	Three Months Ended September 30,		Six Months Ended September 30,
	2009	2008	2009	2008
Transactions:
Purchases	$21,592	$34,583	$29,710	$62,851

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.

          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary.  As of March 31, 2006, the Company deconsolidated its operations in Zimbabwe.  When a parent does not have control over a subsidiary due to severe foreign exchange restrictions or governmentally imposed uncertainties, the subsidiary should not be consolidated. Therefore, the Company does not consolidate its Zimbabwe operations, but continues to provide advances to it for the purchase of tobacco.

          The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco.

18.  SUBSEQUENT EVENT

Debt Redemption

On October 27, 2009, the Company delivered notices for the redemption on December 4, 2009 of the 9 ⅝% Senior Notes due 2011 and the 7 ¾% Senior Notes due 2013 initially issued by DIMON and the 8% Senior Notes due 2012 initially issued by Standard Commercial (the “Legacy Notes”).  The following table sets forth the outstanding principal amount and the redemption price of the Legacy Notes.  All accrued and unpaid interest on the Legacy Notes to the redemption date is due and payable upon redemption.

Legacy Notes	Principal Amount Outstanding	Redemption Price

9 ⅝% Senior Notes due 2011	$ 22	100.000%
7 ¾% Senior Notes due 2013	$ 60	102.583%
8% Senior Notes due 2012	$2,000	102.000%

New Santa Catarina Processing Facility

On November 6, 2009, the Company’s subsidiary in Brazil announced the construction of a new tobacco processing facility in the State of Santa Catarina.  The new facility will require an investment of R$100 million (approximately US$56.7 million) and will have a production capacity of 70 thousand tons.  The Company estimates that the facility will be operational for processing the 2011 crop and approximately 1,500 permanent and temporary jobs will be created.  Additionally, the Company projects sufficient excess liquidity from both cash and available credit lines to meet construction and development cost while maintaining an appropriate liquidity cushion.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
               Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Volume, sales and margins this quarter were improved versus last year and met our expectations. Improvements were achieved in what continues to be a very fluid environment with costs increasing in many markets, a U.S. dollar that has begun to weaken again and implementation of certain manufacturer security of supply strategies that provide opportunities and challenges.  To better position ourselves in this challenging operating environment, we have continued to focus on enhancing our capabilities to deliver superior services and value-added products.

Liquidity

Our enterprise liquidity requirements are dynamic. As such we utilize various sources, which are continuously monitored and adjusted as required based on the seasonality of our business and include cash from operations, our revolving credit facility, short term credit lines throughout the world, sales of accounts receivable, active working capital management and advances from customers. As of September 30, 2009, we had $660.8 million of cash and available credit comprised of $97.5 million of cash and $563.3 million in available credit inclusive of $270.0 million undrawn on our revolver, $9.9 million of other long-term debt, $275.0 million of notes payable to banks, and $8.4 million exclusively for letters of credit. On an ongoing basis we continue to modify the composition of our available liquidity maximizing business flexibility and minimizing costs.

Outlook

Flue cured tobacco remains in tighter global supply which continues to place upward pressure on green prices paid to farmers and in turn prices paid by our customers.  World supplies of burley tobacco that appeared to be in greater supply at the beginning of this season due to the larger Malawi crop have tightened as the Malawi crop size estimates and quality have reduced.  Our burley purchases in various markets are selling through, while prices paid to farmers, and by customers are increasing.  We are proactively reaching out to our customer base regarding related cost increases and at the same time taking appropriate hedging actions. Improving operating efficiencies and evolving agronomy programs focused on increasing crop yields should also help to partially offset cost pressures going forward.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions)	2009	$	%	2008	2009	$	%	2008
Sales and other operating revenues	$675.2	$ 78.1	13.1	$597.1	$ 1,085.6	$ 29.3	2.8	$1,056.3
Gross profit	106.8	26.4	32.8	80.4	194.8	37.7	24.0	157.1
Selling, administrative and general expenses	42.1	2.1	5.3	40.0	78.4	0.2	0.3	78.2
Other income (expense)	3.1	3.9		(0.8)	2.7	1.3		1.4
Restructuring and asset impairment charges	-	-		-	-	(0.5)		0.5
Debt retirement expense	40.3	39.3		1.0	40.3	39.3		1.0
Interest expense	32.8	6.4		26.4	57.7	6.9		50.8
Interest income	1.2	0.5		0.7	2.1	0.5		1.6
Income tax expense (benefit)	(2.6)	3.8		(6.4)	9.7	14.3		(4.6)
Equity in net income of investee companies	-	(1.1)		1.1	-	(1.1)		1.1
Income (loss) from discontinued operations	-	-		-	-	(0.5)		0.5
Income attributable to noncontrolling interests	0.1	-		0.1	0.5	0.3		0.2
Net income (loss) attributable to the Company	$ (1.5)*	$(21.9)		$ 20.4*	$ 13.0	$(22.7)*		$ 35.7*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions, except per kilo amounts)	2009	$	%	2008	2009	$	%	2008
Tobacco sales and other operating revenues:
Sales and other operating revenues	$670.6	$ 81.3	13.8	$589.3	$1,072.5	$ 33.6	3.2	$1,038.9
Kilos	159.6	17.0	11.9	142.6	254.0	4.7	1.9	249.3
Average price per kilo	$ 4.20	$ .07	1.7	$ 4.13	$ 4.22	$ .05	1.2	$ 4.17
Processing and other revenues	$ 4.6	$ (3.2)	(41.0)	$ 7.8	$ 13.1	$ (4.3)	(24.7)	$ 17.4
Total sales and other operating revenues	$675.2	$ 78.1	13.1	$597.1	$1,085.6	$ 29.3	2.8	$1,056.3

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Sales and other operating revenues.  The increase of 13.1% from $597.1 million in 2008 to $675.2 million in 2009 is primarily the result of an 11.9%, or 17.0 million kilos, increase in quantities sold and a 1.7% or $0.07 per kilo increase in overall average sales prices.

South America Region.  Tobacco sales from the South America Region operating segment increased $24.2 million or 7.5% resulting from an increase in volumes of 12.7 million kilos, substantially by-products, which was partially impacted by a decrease of $0.43 per kilo in overall average sales prices for the region due to product mix.  Volume increases were primarily the recovery of delays from the first quarter this year into the second quarter this year as a result of processing delays in the first quarter.  Although the average sales prices of lamina and by-products increased compared to the prior year, the change in product mix resulted in higher quantities of lower priced by-products this quarter that resulted in an overall decrease in average sales price per kilo.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 (Continued)

Other Regions.  Tobacco sales from the Other Regions operating segment increased $57.1 million or 21.5% primarily as a result of an increase of $0.53 per kilo in overall average sales prices and an increase in volumes of 4.3 million kilos.  The increased revenues primarily resulted from Africa and Europe.  Overall volume increases were primarily a result of African shipments delayed from last quarter and the increase in the size of the current Malawi crop.  The increased volumes were the primary reason for increased revenues in Africa as average sales prices remained fairly constant.  A small increase in European volumes combined with higher average sales prices resulted in significant revenue contributions.  The higher average sales prices in Europe were a result of more sales of higher priced oriental tobacco compared to the previous year and the strength of the euro this year compared to last year.  Partially offsetting the increased volumes in Africa and Europe were delayed shipments from Thailand into future quarters.  Processing and other revenues decreased 41.0% or $3.2 million primarily as a result of decreased processing volumes in Africa and Europe.

Gross profit as a percentage of sales.  Gross profit increased 32.8% from $80.4 million in 2008 to $106.8 million in 2009 and gross profit as a percentage of sales increased from 13.5% in 2008 to 15.8% in 2009.

South America Region.  Gross profit in the South America Region operating segment increased $17.9 million primarily as a result of gains on derivative financial instruments and increased volumes that were delayed from the prior quarter.  Partially offsetting this increase in gross profit are significant exchange losses due to the volatility of the Brazilian real this quarter compared to the same quarter in the prior year.

Other Regions.  The increase in gross profit of $8.5 million is primarily attributable to Africa.  Higher gross profit resulted from lower green costs of the larger current crop in Malawi, gains on derivative financial instruments and increased volumes due to delayed shipments from last quarter.

Selling, administrative and general expenses increased 5.3% from $40.0 million in 2008 to $42.1 million in 2009.  The increase is primarily due to increased legal and professional fees related to ongoing legal and other global projects.  Partially offsetting these increased expenses are gains on forward currency contracts that hedge our costs for selling, administrative and general expenses denominated in foreign currencies.  See Note 12 “Derivative Financial Instruments” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Other income (expense) was $3.1 million in 2009 compared to $(0.8) million in 2008.  Gains from the sales of assets were $3.9 million in 2009 primarily from the sale of a facility in Turkey.  Partially offsetting these gains were losses on the sale of receivables which were $(0.8) million in both 2009 and 2008.  Losses on sale of receivables under our revolving trade accounts receivable securitization agreement are recorded as a component of other income (expense).  See Note 15 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Debt retirement expense was $40.3 million in 2009 compared to $1.0 million in 2008.  In 2009, we underwent a debt refinancing.  As a result, significant one-time costs were incurred to retire our existing debt.  These costs include tender premiums of $22.9 million to redeem our senior notes and senior subordinated notes, fees and other related costs of $0.5 million associated with the redemption of these notes and the non-cash accelerated recognition of $16.9 million of debt issuance costs and original issue discounts related to the existing debt.  The cost in 2008 relates to accelerated amortization of debt issuance costs as a result of debt prepayment.

Interest expense increased $6.4 million from $26.4 million in 2008 to $32.8 million in 2009 primarily due to slightly higher average borrowings and higher average interest rates on our seasonal borrowings compared to the prior year.

Effective tax rates were a benefit of 65.3% in 2009 and 49.2% in 2008.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The significant variance in the effective tax rates between 2009 and 2008 is primarily related to foreign currency translation adjustments related to income taxes.  In addition, expenditures related to the debt refinancing generated a pretax loss for the three months ended September 30, 2009.  We forecast the effective tax rate for the year ended March 31, 2010 will be an expense of 40.1% after absorption of discrete items.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008 (Continued)

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

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008

Sales and other operating revenues.  The increase of 2.8% from $1,056.3 million in 2008 to $1,085.6 million in 2009 is primarily the result of a 1.2% or $0.05 per kilo increase in average sales prices and a 1.9% or 4.7 million kilo increase in quantities sold.

South America Region.  Tobacco sales from the South America Region operating segment decreased $18.0 million or 3.1% resulting from a slight decrease in volumes of 0.3 million kilos and a decrease of $0.13 per kilo in overall average sales prices for the region.  Increased volumes of lower priced by-products were offset by decreased volumes of higher priced lamina.  As a result, revenues decreased as did the overall average sales price per kilo even though average sales prices actually increased compared to the prior year.

Other Region.  Tobacco sales from the Other Regions operating segment increased $51.6 million or 11.4% primarily as a result of an increase of $0.25 per kilo in overall average sales prices and an increase in volumes of 5.0 million kilos.  Average sales prices and revenues increased across all areas. Volume increases were primarily in Asia and Africa but were partially offset by decreased volumes in Europe.  Significant sales of by-products at higher average sales prices this year contributed to increased revenues in Asia.  Although lamina average sales prices were higher as well, the impact was offset by decreased lamina volumes due to shipping delays into future quarters and less opportunistic sales in the current year.  In Africa, volume increases in Malawi and Tanzania resulted from increased crop sizes and accelerated shipping schedules.  These increased volumes along with higher average sales prices increased revenues in Africa. In Europe, higher average sales prices increased revenues significantly despite decreased volumes primarily due to the exit of our flue cured and burley operations in Turkey in the prior year.  The increase in average sales prices in Europe were a result of more sales of higher priced oriental tobacco compared to the previous year and the strength of the euro this year compared to last year.  Processing and other revenues decreased 24.7% or $4.3 million primarily as a result of decreased processing volumes and prices in the Africa and Europe partially offset by increased processing volumes and prices in Asia.

Gross profit as a percentage of sales.  Gross profit increased $37.7 million or 24.0% from $157.1 million in 2008 to $194.8 million in 2009 and gross profit as a percentage of sales increased from 14.9% in 2008 to 17.9% in 2009.

South America Region.  Gross profit in the South America Region operating segment increased $27.8 million primarily as a result of gains on derivative financial instruments, lower period costs and the impact of higher average sales prices.  Partially offsetting the increased gross profit are significant exchange losses this year compared to the prior year due to the volatility of the Brazilian real.

Other Region.  Gross profit increased $9.9 million after absorbing exchange losses of $11.0 million.  The increased gross profit is primarily attributable to Africa from lower green costs of the larger current crop in Malawi, gains on derivative financial instruments and accelerated shipping schedules.  Although sales from Europe may be denominated in Euros, global sales are predominately denominated in U.S. dollars while global operating costs are denominated in local currencies.  The volatility of these currencies against the U.S. dollar significantly impacted operating results this year compared to the prior year.

Selling, administrative and general expenses increased $0.2 million or 0.3% from $78.2 million in 2008 to $78.4 million in 2009.  The increase is primarily due to increased amortization of internally developed software due to our implementation of SAP as well as increased legal and professional fees related to ongoing legal and other global projects.  Significantly offsetting these increased expenses are gains on forward currency contracts that hedge our costs for selling, administrative and general expenses denominated in foreign currencies.  See Note 12 “Derivative Financial Instruments” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Six Months Ended September 30, 2009 Compared to Six Months Ended September 30, 2008 (Continued)

Debt retirement expense was $40.3 million in 2009 compared to $1.0 million in 2008.  During the quarter ended September 30, 2009, we underwent a debt refinancing.  As a result, significant one-time costs were incurred to retire our existing debt.  These costs include tender premiums of $22.9 million to redeem our senior notes and senior subordinated notes, fees and other related costs of $0.5 million associated with the redemption of these notes and the non-cash accelerated recognition of $16.9 million of debt issuance costs and original issue discounts related to the existing debt.  The cost in 2008 relates to accelerated amortization of debt issuance costs as a result of debt prepayment.

Interest expense increased $6.9 million from $50.8 million in 2008 to $57.7 million in 2009 primarily due to higher average interest rates on our seasonal borrowings compared to the prior year.

Effective tax rates were an expense of 41.7% in 2009 and a benefit of 15.5% in 2008.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The significant variance in the effective tax rates between 2009 and 2008 is primarily related to additional interest on liabilities for unrecognized tax benefits and the volatility of foreign currency exchanges rates throughout the world.  We forecast the effective tax rate for the year ended March 31, 2010 will be an expense of  40.1% after absorption of discrete items.

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

Income (loss) from discontinued operations.  The exit from our discontinued operations was completed in fiscal 2009.  The income in 2008 is primarily a result of the finalization of our exit from the discontinued wool operations.  See Note 5 “Discontinued Operations” to the “Notes to Condensed Consolidated Financial Statements” for further information.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to farmers for pre-financing tobacco crops in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  Additionally, our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. As of September 30, 2009, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased with processing and shipping getting under way during the third quarter. Indonesian purchasing also began in August and we are processing and beginning to ship. Europe has almost completed processing and shipping will follow during the third and fourth quarters.  North America has commenced flue cured purchasing and processing with shipping moving into full effect during the third quarter, seasonally elevating its working capital requirements. Also, the U.S. dollar is again depreciating versus many of the currencies in which we have costs, and as such, may continue to have an impact on our working capital requirements. We will monitor and hedge foreign currency costs as needed on a currency by currency basis. As we look forward, we may purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures as permitted.

Working Capital

Our working capital increased from $620.9 million at March 31, 2009 to $801.5 million at September 30, 2009.  Our current ratio was 2.3 to 1 at September 30, 2009 compared to 2.0 to 1 at March 31, 2009.  The increase in working capital is primarily related to increases in inventories and advances on purchases of tobacco.  These changes are attributable to the purchasing and processing of tobacco in the United States, Malawi and Europe as well as the financing of crops in South America.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Working Capital (Continued)

	As of
	September 30,		March 31,
(in millions except for current ratio)	2009	2008	2009
Cash and cash equivalents	$ 97.5	$ 83.9	$ 87.7
Net trade receivables	170.2	162.7	175.7
Inventories and advances on purchases of tobacco	1,023.6	1,029.3	825.0
Total current assets	1,441.9	1,444.4	1,232.3
Notes payable to banks	382.5	649.2	261.5
Accounts payable	57.2	75.5	120.2
Advances from customer	79.7	112.6	44.4
Total current liabilities	640.4	971.5	611.4
Current ratio	2.3 to 1	1.5 to 1	2.0 to 1
Working capital	801.5	472.9	620.9
Total long term debt	824.0	554.2	652.6
Stockholders’ equity attributable to the Company	337.5	243.2	326.7

Net cash provided (used) by:
Operating activities	(141.3)	(262.9)
Investing activities	(10.9)	(5.3)
Financing activities	161.2	243.9

Operating Cash Flows

Net cash used by operating activities decreased $121.6 million in 2009 compared to 2008.  The decrease in cash used was primarily due to a $38.1 million increase in cash from accounts receivable, an $18.8 million increase in cash from advances from customers and a $10.4 million decrease in cash used for income taxes.

Investing Cash Flows

Net cash used by investing activities increased $5.6 million in 2009 compared to 2008.  The increase in cash used is primarily attributable to the settlement of foreign currency derivatives.

Financing Cash Flows

Net cash provided by financing activities decreased $82.7 million in 2009 compared to 2008.  This decrease is primarily due to $228.7 million decrease in the net change in short-term borrowings and $82.2 million in debt issuance, debt retirement and other debt related costs primarily associated with our refinancing transactions this quarter.  Partially offsetting this decrease is a $171.5 million increase in net proceeds from long-term borrowings primarily relating to our debt refinancing and a $55.1 million decrease in net repayments of short-term demand notes.

Debt Financing

We continue to finance our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At September 30, 2009 we had cash of $97.5 million and total debt outstanding of $1,208.3 million comprised of $382.5 million of notes payable to banks, no revolver borrowings, $38.5 million of other long-term debt, $640.7 million of 10% senior notes, $29.5 million of 8.5% senior notes, $115.0 million of convertible senior subordinated notes and $2.1 million of other legacy company senior notes.  The $121.0 million seasonal increase in notes payable to banks from March 31, 2009 to September 30, 2009 is anticipated seasonal fluctuation to account for the current purchase and processing of African, Brazilian, Indian and U.S. tobaccos.  The $266.7 million seasonal decrease in notes payable to banks from September 30, 2008 to September 30, 2009 is driven by the refinancing we completed during the quarter ended September 30, 2009. Available credit as of September 30, 2009 was $563.3 million comprised of $270.0 million under our revolver, $9.9 million of other long-term debt, $275.0 million of notes payable to banks and $8.4 million of availability exclusively for letters of credit. We expect to incur between $45.0 million and $50.0 million of maintenance capital expenditures during fiscal year 2010.  Our continuing SAP software implementation is a major component of capital expenditures in addition to regularly scheduled maintenance.  We may also decide to deploy additional discretionary amounts to enhance future business prospects, but only if stringent management return thresholds are likely to be achieved.  No cash dividends were paid to stockholders during the quarter ended September 30, 2009.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for fiscal year 2010.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Debt Financing (Continued)

         The following table summarizes our debt financing as of September 30, 2009:

			September 30, 2009
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
(in millions except for interest rates)	2009	2009	Available	Rate
Senior secured credit facility:
Revolver	$ 120.0	$ -	$270.0

Senior notes:
10% senior notes due 2016	-	640.7	-	10.0%
11% senior notes due 2012	264.4	-	-	11.0%
8 ½% senior notes due 2012	149.5	29.5	-	8.5%
Other (1)	10.2	2.1	-
	424.1	672.3	-

5 ½% convertible senior subordinated notes due 2014	-	115.0	-	5.5%

12 ¾% senior subordinated notes due 2012	84.0	-	-	12.8%

Other long-term debt	42.3	38.5	9.9	9.1%	(2)

Notes payable to banks (3)	261.5	382.5	275.0	8.6%	(2)

Total debt	$ 931.9	$ 1,208.3	554.9

Short term	$ 261.5	$ 382.5
Long term:
Long term debt current	$ 17.8	$ 1.8
Long term debt	652.6	824.0
	$ 670.4	$ 825.8

Letters of credit	$ 3.8	$ 11.4	8.4

Total credit available			$563.3

(1)  Balance consists of legacy DIMON and Standard Commercial senior notes with balances and maturities as follows:
      $ 0.0    9 5/8% Senior Notes due 2011
         0.1    7 3/4% Senior Notes due 2013
         2.0    8% Senior Notes due 2012
      $ 2.1

(2) Weighted average rate for the six months ended September 30, 2009

(3) Primarily foreign seasonal lines of credit

          Prior to the debt refinancing, the discount amortization and repayment of the senior notes and the senior subordinated notes by fiscal year was $(1.6) million in 2011, $1.6 million in 2012, $509.0 million in 2013 and $.4 million in 2014.  After the debt refinancing, the discount amortization and repayment of the senior notes and convertible senior subordinated notes by fiscal year is $(3.3) million in 2011, $(3.7) million in 2012, $27.6 million in 2013, $(4.5) million in 2014 and $772.8 million in later fiscal years.

          During the three months ended September 30, 2009, we completed a number of refinancing transactions, which are described below.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Senior Secured Credit Facility

On July 2, 2009, Company entered into a Credit Agreement (the “Credit Agreement”), with a syndicate of banks that replaced the Company’s $305.0 million Amended and Restated Credit Agreement dated March 30, 2007 and provides for a senior secured credit facility (the “Credit Facility”) that consists of:

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

First Amendment.  On August 24, 2009, the Company closed the First Amendment to the Credit Agreement which included the following modifications effective August 24, 2009:

•

Amended the definition for Senior Notes to allow for the issuance of up to an additional $100.0 million of Senior Notes due 2016 within 90 days of the First Amendment Effective Date;

•

Amended the definition of Consolidated Total Senior Debt to exclude the Existing Senior Notes 2005;

•

Amended the definition of Applicable Percentage to clarify the effective date of the change in the Applicable Percentage;

•

Modifications to several schedules within the Credit Agreement.

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

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter, which ratio is 5.50 to 1.00 for the fiscal quarter ended September 30, 2009;

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

          The Company continuously monitors its compliance with these covenants.  If the Company fails to comply with any of these covenants and is unable to obtain the necessary amendments or waivers under the Credit Agreement, the lenders under the Credit Agreement have the right to accelerate the outstanding loans thereunder and demand repayment in full and to terminate their commitment to make any further loans under the Credit Facility.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and convertible senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Credit Agreement would have a material adverse effect on the Company’s liquidity and financial condition.  The Company records all fees and third-party costs associated with the Credit Agreement, including amendments thereto, in accordance with accounting guidance for changes in line of credit or revolving debt arrangements.

          As a result of terminating the $305.0 million Amended and Restated Credit Agreement dated March 30, 2007, the Company accelerated approximately $5.7 million of deferred financing costs.

Senior Notes

On July 2, 2009, the Company issued $570.0 million of 10% Senior Notes due 2016 (the “Senior Notes”). The Senior Notes were priced at 95.177% of the face value, for gross proceeds of approximately $542.5 million and representing a yield to maturity of 11.0%.  On August 26, 2009, the Company issued an additional $100.0 million tranche of 10% Senior Notes due 2016.  The notes were priced at 97.500% of the face value, for gross proceeds of approximately $97.5 million and representing a yield to maturity of 10.512%.  These additional notes form part of the same series as the Senior Notes issued on July 2, 2009.  The aggregate principal amount of the outstanding Senior Notes is $670.0 million.  The Senior Notes are required to be guaranteed by any “material domestic subsidiaries” of the Company as defined in the indenture governing the Senior Notes.  Because no subsidiary is, or has been at any relevant time, a “material domestic subsidiary,” the Senior Notes are not guaranteed by any subsidiaries of the Company, though such a guarantee would be required if any subsidiary subsequently qualifies as a “material domestic subsidiary.”  The indenture governing the Senior Notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  If a change of control (as defined in the indenture governing the Senior Notes) occurs at any time, holders of the Senior Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Senior Notes for cash at a price equal to 101% of the principal amount of Senior Notes being repurchased, plus accrued and unpaid interest.

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

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

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

Existing Notes	Issuer (1)	Principal Amount Outstanding	Principal Amount Purchased

11% Senior Notes due 2012 (2)	A	$264.4	$ 258.1
8 ½% Senior Notes due 2012	A	$150.0	$ 120.4
12 ¾% Senior Subordinated Notes due 2012 (2)	A	$ 89.5	$ 82.1
9 ⅝% Senior Notes due 2011	D	$ 3.4	$ 3.4
7 ¾% Senior Notes due 2013	D	$ 0.4	$ 0.4
8% Senior Notes due 2012, Series B	S	$ 6.3	$ 4.3

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

(2) On July 31, 2009 funds were paid to the Trustee to defease the remaining outstanding principal and interest. The Notes were redeemed in full on August 3, 2009.

          As a result of tendering the Existing Notes or a portion thereof, the Company accelerated approximately $5.6 million of deferred financing costs and $5.6 million of amortization of original issue discount.

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

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of September 30, 2009, the Company had approximately $382.5 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $677.3 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $19.9 million available in unused letter of credit capacity with $11.4 million issued but unfunded.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In December 2008, the FASB issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This accounting guidance relates to employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this accounting guidance are required for us in our fiscal year ending March 31, 2010.  We are evaluating the impact of this new accounting guidance on our financial condition and results of operations.

          In June 2009, the FASB issued new accounting guidance on accounting for transfers of financial assets. The objective of this accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This accounting guidance will be effective for us on April 1, 2010. We are evaluating the impact of this new accounting guidance on our financial condition and results of operations.

          In June 2009, the FASB issued new accounting guidance on accounting for variable interest entities. The objective of this accounting guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  This accounting guidance will be effective for us on April 1, 2010. We are evaluating the impact of this new accounting guidance on our financial condition and results of operations.

          In October 2009, the FASB issued new accounting guidance on accounting for multiple-deliverable revenue arrangements. The objective of this accounting guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This accounting guidance will be effective for us on April 1, 2011. We are evaluating the impact of this new accounting guidance on our financial condition and results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, our Quarterly Report on Form 10-Q for the period ended June 30, 2009 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Alliance One International, Inc. and Subsidiaries

Item 3.    Quantitative and Qualitative Disclosures About Market Risk. (Continued)

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains (losses) in our cost of goods and services sold of $(8.6) million and $7.6 million for the three months ended September 30, 2009 and 2008, respectively.  For the six months ended September 30, 2009 and 2008, we have recognized exchange gains (losses) of $(18.2) million and $2.9 million, respectively, in our cost of goods and services sold.  We have recognized exchange gains (losses) related to tax balances in our tax expense of $(6.1) million and $(5.1) million for the three months ended September 30, 2009 and 2008, respectively, and $1.1 million and $(2.7) million for the six months ended September 30, 2009 and 2008, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would have increased or decreased our reported interest cost by approximately $3.3 million and $5.9 million for the three months and six months ended September 30, 2009.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

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

          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2009.

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

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended September 30, 2009, further developments to the financial reporting process were implemented for the United Kingdom, U.S., and Brazil operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material. During the three months ended September 30, 2009, the Company did not implement SAP in any additional locations.

          Other than the financial reporting developments for the Company’s United Kingdom, U.S., and Brazil operations discussed above there were no changes that occurred during the three months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$10.8 million) plus interest and costs.

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

          On July 23, 2009, the Company received notice that Sharpmind Enterprises, Ltd., a British Virgin Islands company, had filed in the United States District Court for the Eastern District of North Carolina, a claim against the Company seeking unspecified damages for an alleged breach of a sales representation agreement between the Company and Sharpmind.  Sharpmind has indicated that it would seek damages in excess of $2.0 million.  The Company views the claim as baseless and intends to vigorously defend it.

Alliance One International, Inc. and Subsidiaries

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

( a )	The Annual Meeting of Shareholders was held on August 6, 2009.

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

(1)

The election of four nominees for director (Messrs. Green, Howard, Lanier and Sheridan) to serve as Class II Directors until the expiration of their terms in 2011; or until their respective successors are elected and qualified.  Each nominee received the following votes:

	Nominee		Votes For	Votes Withheld
	C. Richard Green, Jr. (Class II)		69,641,346	7,450,204
	Nigel G. Howard (Class II)		75,107,132	1,984,419
	Joseph L. Lanier, Jr. (Class II)		75,232,100	1,859,451
	William S. Sheridan (Class II)		75,125,146	1,966,404

(2)	Ratification of the selection of Deloitte & Touche as the Company’s independent auditors for the fiscal year ending March 31, 2009:

	Votes For	Votes Against	Abstain	Broker Non-Vote
	76,992,423	53,326	45,799	2

(3)	Approval of the amendment and restatement of the Alliance One International, Inc. 2007 Incentive Plan:

	Votes For	Votes Against	Abstain	Broker Non-Vote
	52,341,114	14,493,023	138,333	10,715,511

Item 5.    Other Information

None.

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

4.02

First Supplemental Indenture dated as of August 26, 2009 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits. (Continued)

4.03

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

4.06

First Supplemental Indenture dated as of June 22, 2009 between Alliance One International, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to 12 ¾% Senior Subordinated Notes due 2012, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.01

Credit Agreement dated as of July 2, 2009 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.02

First Amendment to Credit Agreement dated as of August 24, 2009 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.03

Registration Rights Agreement dated as of July 2, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.04

Registration Rights Agreement dated as of August 26, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.05

Separation and General Release Agreement dated as of July 20, 2009 between Alliance One International, Inc. and Hilton Kappaun, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 22, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.06

Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: November 9, 2009	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

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

4.02

First Supplemental Indenture dated as of August 26, 2009 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

4.03

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

4.06

First Supplemental Indenture dated as of June 22, 2009 between Alliance One International, Inc. and Law Debenture Trust Company of New York, as Trustee, relating to 12 ¾% Senior Subordinated Notes due 2012, incorporated by reference to Exhibit 4.5 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.01

Credit Agreement dated as of July 2, 2009 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.02

First Amendment to Credit Agreement dated as of August 24, 2009 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.03

Registration Rights Agreement dated as of July 2, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits	(Continued)

10.04

Registration Rights Agreement dated as of August 26, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.05

Separation and General Release Agreement dated as of July 20, 2009 between Alliance One International, Inc. and Hilton Kappaun, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 22, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.06

Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).