Form 10-Q
period 2009-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2010-02-08
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of February 4, 2010, the registrant had 89,088,383 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements.

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2009 and 2008
(Unaudited)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share amounts)	2009	2008	2009	2008

Sales and other operating revenues	$658,353	$689,974	$1,743,991	$1,746,231
Cost of goods and services sold	560,252	570,485	1,451,102	1,469,633
Gross profit	98,101	119,489	292,889	276,598
Selling, administrative and general expenses	38,070	35,395	116,461	113,644
Other income (expense)	112	(982)	2,817	465
Restructuring and asset impairment charges	-	47	-	499
Operating income	60,143	83,065	179,245	162,920
Debt retirement expense	62	-	40,351	954
Interest expense (includes debt amortization of $2,518 and $1,067 for the three months and $6,803 and $3,300 for the nine months in 2009 and 2008, respectively)	29,479	24,033	87,224	74,847
Interest income	957	883	3,062	2,525
Income before income taxes and other items	31,559	59,915	54,732	89,644
Income tax expense (benefit)	(14,891)	697	(5,219)	(3,918)
Equity in net income of investee companies	1,338	398	1,338	1,497

Income from continuing operations	47,788	59,616	61,289	95,059
Income (loss) from discontinued operations, net of tax	-	(41)	-	423
Net income	47,788	59,575	61,289	95,482
Less: Net income attributable to noncontrolling interests	530	113	1,011	358

Net income attributable to Alliance One International, Inc.	$ 47,258	$ 59,462	$ 60,278	$ 95,124

Amounts attributable to Alliance One International, Inc.
Income from continuing operations	$ 47,258	$ 59,503	$ 60,278	$ 94,701
Income (loss) from discontinued operations	-	(41)	-	423
Net income attributable to Alliance One International, Inc.	$ 47,258	$ 59,462	$ 60,278	$ 95,124

Basic earnings per share
Net income from continuing operations	$ .53	$ .67	$ .68	$ 1.08
Income (loss) from discontinued operations	-	-	-	-
Net income	$ .53	$ .67	$ .68	$ 1.08

Diluted earnings per share
Net income from continuing operations	$ .43	$ .67	$ .60	$ 1.07
Income (loss) from discontinued operations	-	-	-	-
Net income	$ .43	$ .67	$ .60	$ 1.07

Average number of shares outstanding
Basic	88,689	88,460	88,589	88,324
Diluted	111,937	89,070	104,058	89,101

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				December 31, 2009	December 31, 2008	March 31, 2009
ASSETS
Current assets
Cash and cash equivalents				$ 109,518	$ 74,607	$ 87,665
Trade and other receivables, net				256,310	238,822	175,705
Accounts receivable, related parties				33,116	21,855	29,765
Inventories:
Tobacco				652,359	625,673	627,496
Other				46,096	52,619	59,693
Advances on purchases of tobacco, net				139,449	160,934	137,824
Recoverable income taxes				14,002	5,420	3,995
Current deferred taxes				30,391	28,833	24,837
Prepaid expenses				57,953	51,110	47,800
Assets held for sale				836	4,149	4,411
Current derivative asset				1,075	43,502	23,469
Other current assets				5,704	6,396	9,603
Total current assets				1,346,809	1,313,920	1,232,263
Other assets
Investments in unconsolidated affiliates				22,619	21,694	21,675
Goodwill and other intangible assets				46,437	42,906	49,877
Deferred income taxes				145,941	97,135	142,832
Other deferred charges				29,527	9,235	13,278
Other noncurrent assets				101,258	103,172	95,640
				345,782	274,142	323,302
Property, plant and equipment, net				192,852	206,469	202,954
				$1,885,443	$1,794,531	$1,758,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 286,406	$ 488,776	$ 261,468
Accounts payable				50,799	76,738	120,214
Due to related parties				11,546	2,392	27,488
Advances from customers				61,846	78,236	44,440
Accrued expenses and other current liabilities				114,132	92,379	97,644
Current derivative liability				2,716	48,800	25,670
Income taxes				12,797	9,166	16,659
Long-term debt current				19,335	16,982	17,842
Liabilities of discontinued operations				-	26	-
Total current liabilities				559,577	813,495	611,425
Long-term debt				806,238	530,651	652,584
Deferred income taxes				7,750	9,622	8,230
Liability for unrecognized tax benefits				23,289	46,743	58,135
Pension, postretirement and other long-term liabilities				98,885	90,156	97,365
				936,162	677,172	816,314
Commitments and contingencies				-	-	-
Stockholders’ equity	Dec. 31, 2009	Dec. 31, 2008	March 31, 2009
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,942	96,814	96,827	464,387	465,426	468,195
Retained deficit				(68,131)	(165,844)	(128,409)
Accumulated other comprehensive income (loss)				(11,340)	661	(13,125)
Total stockholders’ equity of Alliance One International, Inc.				384,916	300,243	326,661
Noncontrolling interests				4,788	3,621	4,119
Total equity				389,704	303,864	330,780
				$1,885,443	$1,794,531	$1,758,519
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income (Loss)
(in thousands, except per share amounts)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity

Balance, March 31, 2008	$462,798	$(258,395)	$ 5,154	$ 1,910	$ 3,623	$ 215,090
Net income	-	132,558	-	-	679	133,237
Restricted stock surrendered	(284)	-	-	-	-	(284)
Employee stock option related	40	-	-	-	-	40
Stock-based compensation	5,641	-	-	-	-	5,641
Conversion of foreign currency
financial statements	-	-	(7,024)	-	(183)	(7,207)
Adjustment in pensions	-	-	-	(13,165)	-	(13,165)
Adoption of EITF 06-10	-	(2,572)	-	-	-	(2,572)

Balance, March 31, 2009	$468,195	$(128,409)	$ (1,870)	$(11,255)	$ 4,119	$ 330,780
Net income	-	60,278	-	-	1,011	61,289
Stock warrants issued	16,821	-	-	-	-	16,821
Call option related to convertible
debentures, net of tax of $13,796	(25,622)	-	-	-	-	(25,622)
Restricted stock surrendered	(249)	-	-	-	-	(249)
Stock-based compensation	5,242	-	-	-	-	5,242
Adjustment in pensions	-	-	-	(359)	-	(359)
Noncontrolling interest dividend paid	-	-	-	-	(360)	(360)
Conversion of foreign currency
financial statements	-	-	2,144	-	18	2,162

Balance, December 31, 2009	$464,387	$ (68,131)	$ 274	$(11,614)	$ 4,788	$ 389,704

See notes to condensed consolidated financial statements.

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2009 and 2008 (Unaudited)

(in thousands)	December 31, 2009	December 31, 2008

Operating activities
Net income	$ 61,289	$ 95,482
Adjustments to reconcile net income to net cash used by operating activities of continuing operations
Net income from discontinued operations, net of tax	-	(423)
Depreciation and amortization	21,904	21,979
Debt amortization/interest	8,604	3,587
Debt retirement cost	40,351	954
Gain on foreign currency transactions	(3,782)	(488)
Other, net	48	(3,716)
Changes in operating assets and liabilities, net	(160,634)	(207,958)
Net cash used by operating activities of continuing operations	(32,220)	(90,583)
Net cash provided by operating activities of discontinued operations	-	604
Net cash used by operating activities	(32,220)	(89,979)

Investing activities
Purchases of property and equipment	(9,299)	(9,328)
Intangibles, including internally developed software costs	(581)	(7,133)
Proceeds on sale of property and equipment	7,673	4,286
Foreign currency derivatives	(5,026)	(14,397)
Refinancing of Brazilian Farmers	(10,374)	(8,448)
Return of capital on investments in unconsolidated affiliates	-	5,830
Proceeds from notes receivable	6,558	5,102
Other, net	(1,869)	(5,144)
Net cash used by investing activities of continuing operations	(12,918)	(29,232)
Net cash provided by investing activities of discontinued operations	-	-
Net cash used by investing activities	(12,918)	(29,232)

Financing activities
Repayment of short-term demand notes	-	(64,079)
Proceeds from short-term demand notes	-	9,014
Net change in short-term borrowings	17,415	185,955
Proceeds from long-term borrowings	1,040,509	-
Repayment of long-term borrowings	(908,654)	(38,596)
Debt issuance cost	(36,095)	(896)
Debt retirement cost	(23,456)	(73)
Excess tax benefits from share-based payment arrangements	-	348
Proceeds from issuance of warrants	16,821	-
Purchase of call options	(39,418)	-
Dividends paid to noncontrolling interests	(360)	-
Net cash provided by financing activities	66,762	91,673

Effect of exchange rate changes on cash	229	(10,069)

Increase (decrease) in cash and cash equivalents	21,853	(37,607)
Cash and cash equivalents at beginning of period	87,665	112,214

Cash and cash equivalents at end of period	$ 109,518	$ 74,607

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included.  As part of the preparation of the condensed consolidated financial statements, the Company performed an evaluation of subsequent events occurring after the condensed consolidated balance sheet date of December 31, 2009, through February 8, 2010, the date the condensed consolidated financial statements were issued.  The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2009.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2008, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This accounting guidance relates to employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The disclosures about plan assets required by this accounting guidance are required for the Company in its fiscal year ending March 31, 2010.  The Company does not expect these new disclosure requirements to have a material impact on its financial condition or results of operations.

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

         In January 2010, the FASB issued new accounting guidance on fair value measurements and disclosures. This guidance will require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It will also require reporting entities to present separately information about purchases, sales, issuances, and settlements in their Level 3 fair value reconciliations. The new disclosures and clarifications of existing disclosures (the Level 1 and Level 2 changes) will be effective for the Company on January 1, 2010. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements will be effective for the Company on April 1, 2011. The Company does not expect these new disclosure requirements to have a material impact on its financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES (Continued)

Supplemental Cash Flow Information

Non-cash investing and financing activities are excluded from the condensed consolidated statement of cash flows. During fiscal 2009, non-cash investing activities included $17,184 related to the net settlement of foreign currency derivatives.  There were no non-cash investing activities during fiscal 2010.

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $6,833 and $3,458 for the three months ended December 31, 2009 and 2008, respectively and $25,124 and $29,394 for the nine months ended December 31, 2009 and 2008, respectively.

2.  INCOME TAXES

FIN 48

As of December 31, 2009, the Company’s unrecognized tax benefits totaled $9,060, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2009, accrued interest and penalties totaled $9,252 and $4,976, respectively.

         The Company expects to continue accruing interest related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax benefit due to currency exchange rate movements.

         During the three months ended December 31, 2009, the Company participated in various governmental tax programs in certain locations in an effort to resolve outstanding tax issues.  By participating in these programs, the Company’s liability for unrecognized tax benefits, including accrued interest and penalties, was reduced from $72,636 to $23,288 as compared to September 30, 2009.  The decrease in the liability for unrecognized tax benefits relates to cash payments of approximately $12,943, settlement of unrecognized tax benefits of approximately $37,292, and an increase related to current period activity of approximately $887.  As recognized in the income statement the settlement of unrecognized tax benefits is reduced by the write off of related deferred tax assets.

         The Company expects to recognize an unrecognized tax benefit, related to foreign taxes, for the amount of $5,746 due to the expiration of an applicable statute of limitations in the next twelve months.  Circumstances can change due to unexpected developments in the law and interpretation of the law which may ultimately affect the unrecognized tax benefit.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of December 31, 2009, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2007.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Nine Months Ended December 31, 2009

The effective tax rate used for the nine months ended December 31, 2009 was a benefit of 9.5% compared to 4.4% for the nine months ended December 31, 2008.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ending March 31, 2010 to be an expense of 4.2% after absorption of discrete items.

         For the nine months ended December 31, 2009, the Company recorded a specific event adjustment benefit of $22,089 bringing the effective tax rate estimated for the nine months from an expense of 30.8% to a benefit of 9.5%.  This specific event adjustment benefit relates to a reversal of income tax, interest, penalties and exchange losses related to liabilities for unrecognized tax benefits totaling a benefit of $4,918, net exchange gains on income tax accounts totaling a benefit of $18,006, and other miscellaneous tax adjustments totaling an expense of $835.  For the nine months ended December 31, 2008, the Company recorded a specific event adjustment expense of $1,921 bringing the effective tax rate estimated for the nine months from a benefit of 6.5% to 4.4%.  This specific event adjustment relates primarily to additional income tax and interest related to liabilities for unrecognized tax benefits and net exchange losses on income tax accounts.  The significant difference in the estimated effective tax rate for the nine months ended December 31, 2009 from the statutory rate is primarily due to expenses related to exchange effects.

Alliance One International, Inc. and Subsidiaries

3.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company records other restructuring and impairment charges as they occur in the normal course of business.  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months and nine months ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Restructuring and Asset Impairment Charges
Employee separation and other cash charges:
Beginning balance	$ -	$ 379	$ 103	$ 2,360
Period charges:
Severance charges (recovery)	-	(3)	-	523
Other cash charges (recovery)	-	50	-	(24)
Total period charges	-	47	-	499
Payments through December 31	-	(330)	(103)	(2,763)
Ending balance December 31	$ -	$ 96	$ -	$ 96
Total restructuring and asset impairment charges for the period	$ -	$ 47	$ -	$ 499

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months and nine months ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Separation and Other Cash Charges	2009	2008	2009	2008
Beginning balance:	$ -	$ 379	$ 103	$ 2,360
South America	-	-	-	134
Other regions	-	379	103	2,226
Period charges:	$ -	$ 47	$ -	$ 499
South America	-	-	-	47
Other regions	-	47	-	452
Payments through December 31:	$ -	$ (330)	$ (103)	$(2,763)
South America	-	-	-	(181)
Other regions	-	(330)	(103)	(2,582)
Ending balance December 31:	$ -	$ 96	$ -	$ 96
South America	-	-	-	-
Other regions	-	96	-	96

         All restructuring costs are recorded in earnings as restructuring and asset impairment costs only when they are incurred or meet the criteria for recording in accordance with generally accepted accounting principles.

Assets Held for Sale

As of December 31, 2009, the Company reported assets held for sale of $836, related primarily to production and administrative facilities in Kyrgyzstan, Malawi and Brazil, that are being actively marketed by the Company.

Alliance One International, Inc. and Subsidiaries

4.  DISCONTINUED OPERATIONS

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations and the assets and liabilities of its business reported as discontinued operations were as follows:

Summary of Results of Operations

Discontinued Operations, Other Regions Segment

Three Months Ended December 31, 2008	Mozambique	Wool	Total
Loss from discontinued operations, net of tax:
Loss from discontinued operations, before tax	$ (8)	$ (33)	$ (41)
Income tax	-	-	-
Loss from discontinued operations, net of tax	$ (8)	$ (33)	$ (41)

Nine Months Ended December 31, 2008
Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 87	$ 336	$ 423
Income tax	-	-	-
Income from discontinued operations, net of tax	$ 87	$ 336	$ 423

Summary of Assets and Liabilities

Discontinued Operations, Other Regions Segment

December 31, 2008	Mozambique	Wool	Total
Liabilities of discontinued operations:
Accrued expenses	$ 26	$ -	$ 26
Total liabilities of discontinued operations	$ 26	$ -	$ 26

*  As of March 31, 2009, the Company had completed the liquidation of its discontinued Mozambique and Wool Operations.

5.  SEGMENT INFORMATION

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

Alliance One International, Inc. and Subsidiaries

5.  SEGMENT INFORMATION (Continued)

          The following table presents the summary segment information for the three months and nine months ended December 31, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Sales and other operating revenues:
South America	$ 176,766	$ 189,707	$ 743,374	$ 774,076
Other regions	481,587	500,267	1,000,617	972,155
Total revenue	$ 658,353	$ 689,974	$1,743,991	$ 1,746,231

Operating income:
South America	$ 6,930	$ 25,018	$ 78,736	$ 72,880
Other regions	53,213	58,047	100,509	90,040
Total operating income	60,143	83,065	179,245	162,920
Debt retirement expense	62	-	40,351	954
Interest expense	29,479	24,033	87,224	74,847
Interest income	957	883	3,062	2,525
Income before income taxes and other items	$ 31,559	$ 59,915	$ 54,732	$ 89,644

Analysis of Segment Assets	December 31, 2009	December 31, 2008	March 31, 2009
Segment assets:
South America	$ 651,252	$ 887,046	$ 939,234
Other regions	1,234,191	907,485	819,285
Total assets	$1,885,443	$1,794,531	$1,758,519

6.  EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at December 31, 2009 and 2008.  This subsidiary waives its right to receive dividends and it does not have the right to vote.

          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 1,626 at a weighted average exercise price of $7.02 per share at December 31, 2009 and 1,818 at a weighted average exercise price of $6.97 per share at December 31, 2008.

          In connection with the offering of the Company’s 5 ½% Convertible Senior Subordinated Notes due 2014, issued on July 2, 2009 (the “Convertible Notes”), the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) equal to the number of shares that underlie the Company’s Convertible Notes.  These convertible note hedge transactions are expected to reduce the potential dilution of the Company’s common stock upon conversion of the Convertible Notes in the event that the value per share of common stock exceeds the initial conversion price of $5.0280 per share.  These shares were not included in the computation of earnings per diluted share because their inclusion would be antidilutive.  The Company also entered separately into privately negotiated warrant transactions relating to the same number of shares of the Company’s common stock as the convertible note hedge transactions.  The warrants have a strike price of $7.3325 per share.  The warrants expire in daily installments commencing on October 15, 2014 and ending on April 8, 2015.  See Note 10 “Debt Arrangements” to the “Notes to Condensed Consolidated Financial Statements” for further information.

          The following table summarizes the computation of earnings per share for the three months and nine months ended December 31, 2009 and 2008, respectively.

Alliance One International, Inc. and Subsidiaries

6.  EARNINGS PER SHARE (Continued)

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2009	2008	2009	2008
BASIC EARNINGS
Amounts attributable to Alliance One International, Inc.
Income from continuing operations, net of tax	$ 47,258	$59,503	$60,278	$94,701
Income (loss) from discontinued operations, net of tax	-	(41)	-	423
Net income attributable to Alliance One International, Inc.	$ 47,258	$59,462	$60,278	$95,124

SHARES
Weighted average number of shares outstanding	88,689	88,460	88,589	88,324

BASIC EARNINGS PER SHARE
Net income from continuing operations	$ .53	$ .67	$ .68	$ 1.08
Net income (loss) from discontinued operations	-	-	-	-
Net income	$ .53	$ .67	$ .68	$ 1.08

DILUTED EARNINGS
Income from continuing operations, net of tax	$ 47,258	$59,503	$60,278	$94,701
Plus interest expense on 5 1/2% convertible notes, net of tax	1,047	-	2,044	-
Income from continuing operations, net of tax as adjusted	48,305	59,503	62,322	94,701
Income (loss) from discontinued operations, net of tax	-	(41)	-	423
Net income attributable to Alliance One International, Inc. as adjusted	$ 48,305	$59,462	$62,322	$95,124

SHARES
Weighted average number of common shares outstanding	88,689	88,460	88,589	88,324
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	376	610	390	777
Assuming conversion of 5 1/2% convertible notes at the time of issuance	22,872	-	15,079	-
Shares applicable to stock warrants	-*	-	-*	-
Adjusted weighted average number of common shares outstanding	111,937	89,070	104,058	89,101

DILUTED EARNINGS PER SHARE
Net income from continuing operations	$ .43	$ .67	$ .60	$ 1.07
Income (loss) from discontinued operations	-	-	-	-
Net income as adjusted	$ .43	$ .67	$ .60	$ 1.07

* For the three months and nine months ended December 31, 2009, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

7.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2009	2008	2009	2008
Net income	$ 47,788	$59,575	$61,289	$95,482
Equity currency conversion adjustment	(1,264)	(3,312)	2,162	(6,403)
Pension adjustment, net of tax	(359)	-	(359)	-
Total comprehensive income	46,165	56,263	63,092	89,079
Comprehensive income attributable to noncontrolling interest	521	113	1,029	358
Total comprehensive income attributable to the Company	$ 45,644	$56,150	$62,063	$88,721

Alliance One International, Inc. and Subsidiaries

8.  STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $1,823 and $784 for the three months ended December 31, 2009 and 2008, respectively, and $5,233 and $2,656 for the nine months ended December 31, 2009 and 2008, respectively.

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

          During the nine months ended December 31, 2009 and 2008, respectively, the Company made the following stock-based compensation awards:

	Nine Months Ended December 31,
	2009	2008
Restricted Stock
Number Granted	192	146
Grant Date Fair Value	$4.25	$4.47
Restricted Stock Units
Number Granted	106	99
Grant Date Fair Value	$4.26	$4.47
Performance Shares
Number Granted	1,758	1,197
Grant Date Fair Value	$4.19	$4.47
Performance Based Restricted Stock Units
Number Granted	-	150
Grant Date Fair Value	-	$4.47

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

          Assumptions used to determine the fair value of SARs as of December 31 included the following:

	2009	2008
Stock Price	-	$2.94
Exercise Price	-	$6.45
Expected Life in Years	-	.9
Annualized Volatility	-	65%
Annual Dividend Rate	-	-
Discount Rate	-	.32%

          Because the exercise price of these SARs is above the current stock price, the expected life has been determined to be the maximum time period the SARs may be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company’s stock price.

          All SARs had expired as of December 31, 2009.

Alliance One International, Inc. and Subsidiaries

9.  CONTINGENCIES

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to farmers.  The Company has appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance and is awaiting the final decision from the Supreme Court.  As of December 31, 2009, the balance of the reserve is $220.

           The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,567 and the total assessment including penalties and interest through December 31, 2009 is $15,485.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $7,567 represents intrastate trade tax credit amounts which were offset against intrastate trade tax payables. At December 31, 2009, the Company also has intrastate trade tax credits from Parana of $12,742.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul (“Rio Grande”) of $59,077 and $44,807 at December 31, 2009 and 2008, respectively. Based on management’s expectations about future realization, the Company has recorded a valuation allowance on the Rio Grande intrastate trade tax credits of $7,419 and $7,232 at December 31, 2009 and 2008, respectively. The allowance on the Rio Grande intrastate trade tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  The Company appealed and the case is currently before the Supreme Court.  In addition, the Company received an assessment in 2006 for federal income taxes in 2005 that were offset by the IPI credit bonus.  The assessment is valued at $27,926 at December 31, 2009.  The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in pension, postretirement and other long term liabilities. As a result of various legislative and judicial actions, the Company does not expect a ruling by the Supreme Court in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

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

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$10,573) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.  No amounts have been reserved with respect to such claim.

           In March 2004, the Company discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia.  The Audit Committee of the Company’s Board of Directors engaged an outside law firm to conduct an investigation of activity relating to these accounts.  That investigation revealed that, although the amounts involved were not material and had no material impact on the Company’s historical financial statements, there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act.  In May 2004, the Company voluntarily reported the

Alliance One International, Inc. and Subsidiaries

9.  CONTINGENCIES (Continued)

Other (Continued)

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

           The Company has been advised by Justice and the SEC that such agencies believe that violations of applicable federal laws have occurred.  The Company is engaging in discussions with Justice and the SEC to effect a resolution which may involve, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices and the appointment of a monitor. Because of existing uncertainty with respect to the scope of any possible violations and with respect to the methodology for determining the amount of potential fines, penalties or disgorgement related to any such violations, an estimate of the amount of loss, or a reliable range of estimated loss, cannot be made.  Accordingly, the Company has not accrued any loss, though it believes that a loss is probable.  The resolution could materially adversely affect the Company’s results of operations. The Company intends to continue to cooperate with the authorities as resolution discussions proceed.

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

           The Company and certain of its foreign subsidiaries guarantee bank loans to growers to finance their crops.  Under longer-term arrangements, the Company may also guarantee financing on growers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their growers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the grower or tobacco cooperative default.  If default occurs, the Company has recourse against the grower or cooperative.  At December 31, 2009, the Company was guarantor of an amount not to exceed $188,701 with $173,555 outstanding under these guarantees.

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

           On November 6, 2009, the Company’s subsidiary in Brazil announced the construction of a new tobacco processing facility in the State of Santa Catarina.  The new facility will require an investment of R$100,000 (approximately US$57,160) and will have a production capacity of 70 tons.  The Company estimates that the facility will be operational for processing the 2011 crop and approximately 1,500 permanent and temporary jobs will be created.  Additionally, the Company projects sufficient excess liquidity from both cash and available credit lines to meet construction and development cost while maintaining an appropriate liquidity cushion.

Alliance One International, Inc. and Subsidiaries

10.  DEBT ARRANGMENTS

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

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter, which ratio is 5.75 to 1.00 for the fiscal quarter ended December 31, 2009;

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

10.  DEBT ARRANGMENTS (Continued)

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

10.  DEBT ARRANGMENTS (Continued)

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

Existing Notes	Issuer (1)	Principal Amount Outstanding	Principal Amount Purchased

11% Senior Notes due 2012 (2)	A	$264,381	$258,126
8 ½% Senior Notes due 2012	A	$150,000	$120,365
12 ¾% Senior Subordinated Notes due 2012 (2)	A	$ 89,500	$ 82,105
9 ⅝% Senior Notes due 2011 (3)	D	$ 3,437	$ 3,415
7 ¾% Senior Notes due 2013 (3)	D	$ 435	$ 375
8% Senior Notes due 2012, Series B (3)	S	$ 6,285	$ 4,285

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

(3) On December 4, 2009 funds were paid to redeem in full the remaining outstanding principal and interest as well as the applicable redemption premium.

As a result of the repurchase, defeasance and redemption of the Existing Notes as described in the foregoing table, the Company accelerated approximately $5,591 of deferred financing costs and $5,563 of amortization of original issue discount.

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

Alliance One International, Inc. and Subsidiaries

10.  DEBT ARRANGMENTS (Continued)

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2009, the Company had approximately $286,406 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $649,984 subject to limitations as provided for in the Credit Agreement.  Additionally, against these lines there was $20,186 available in unused letter of credit capacity with $11,188 issued but unfunded.

Summary of Debt

The carrying value and estimated fair value of the Company’s long-term debt are $825,573 and $912,291, respectively, as of December 31, 2009 and $670,426 and $613,336, respectively, as of March 31, 2009.

          The following table summarizes the Company’s debt financing as of December 31, 2009:

			December 31, 2009
	Outstanding		Lines and Letters	Interest
	March 31, 2009	December 31, 2009	Available	Rate
Senior secured credit facility:
Revolver	$120,000	$ -	$270,000

Senior notes:
10% senior notes due 2016	-	641,466	-	10.0%
11% senior notes due 2012	264,381	-	-	11.0%
8 ½% senior notes due 2012	149,520	29,561	-	8.5%
Other (1)	10,157	-	-
	424,058	671,027	-

5 ½% convertible senior subordinated notes due 2014	-	115,000	-	5.5%

12 ¾% senior subordinated notes due 2012	83,999	-	-	12.8%

Other long-term debt	42,369	39,545	1,898	9.1%	(2)

Notes payable to banks (3)	261,468	286,406	343,391	6.2%	(2)

Total debt	$931,894	$1,111,978	615,289

Short term	$261,468	$ 286,406
Long term:
Long term debt current	$ 17,842	$ 19,335
Long term debt	652,584	806,238
	$670,426	$ 825,573

Letters of credit	$ 3,814	$ 11,188	8,998

Total credit available			$624,287

(1) Notes redeemed in total as of December 4, 2009

(2) Weighted average rate for the nine months ended December 31, 2009

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

11.  DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the three months and nine months ended December 31, 2009 and 2008, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with generally accepted accounting principles. See Note 15 “Fair Value Measurements” to the “Notes to Condensed Consolidated Financial Statements” for further information of fair value methodology.  The following table summarizes the fair value of the Company’s derivatives by type at December 31, 2009.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts (a)	Current Derivative Asset	$1,075	Current Derivative Liability	$2,716

(a) At December 31, 2009, the cumulative adjustment for non-performance risk was a loss of $7.

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

          The following table summarizes the earnings effects of derivatives in the condensed consolidated statements of operations for the three months and nine months ended December 31, 2009 and 2008.

		Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended December 31,		Nine Months Ended December 31,
		2009	2008	2009	2008

Foreign currency contracts	Cost of goods and services sold	$ (2,980)	$ (1,330)	$ 12,889	$ (2,472)
Foreign currency contracts	Selling, administrative and general expenses	200	15	3,599	(57)
Total		$ (2,780)	$ (1,315)	$ 16,488	$ (2,529)

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

12.  PENSION AND POSTRETIREMENT BENEFITS

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

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Service cost	$ 895	$ 1,125	$ 2,685	$ 3,375
Interest expense	2,236	2,284	6,707	6,852
Expected return on plan assets	(1,114)	(1,622)	(3,340)	(4,866)
Amortization of prior service cost	(44)	(71)	(133)	(214)
Actuarial gain	(2)	(84)	(6)	(251)
Net periodic pension cost	$ 1,971	$ 1,632	$ 5,913	$ 4,896

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of December 31, 2009, contributions of $5,925 were made to pension plans for fiscal 2010.  Additional contributions to pension plans of approximately $1,760 are expected during the remainder of fiscal 2010.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements.  As of December 31, 2009, contributions of $911 were made to the plans for fiscal 2010.  Additional contributions of $330 to the plans are expected during the rest of fiscal 2010.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Service cost	$ 16	$ 32	$ 48	$ 97
Interest expense	189	205	564	616
Amortization of prior service cost	(415)	(405)	(1,245)	(1,217)
Actuarial loss	76	94	229	282
Curtailment (gain)/loss recognized	(777)	-	(777)	-
Settlement (gain)/loss recognized	(290)	-	(290)	-
Net periodic pension cost (benefit)	$ (1,201)	$ (74)	$ (1,471)	$ (222)

Alliance One International, Inc. and Subsidiaries

13.  ADVANCES ON PURCHASES OF TOBACCO

The Company provides seasonal crop advances of, or for, seed, fertilizer, and other supplies. These advances are short term in nature, are repaid with delivery of tobacco to the Company, and are reported in advances on purchases of tobacco in the condensed consolidated balance sheet. Primarily in Brazil and certain African countries, the Company also has made long-term advances to tobacco farmers to finance curing barns and other farm infrastructure. In addition, due to low crop yields and other factors, in some years individual farmers may not deliver sufficient volumes of tobacco to fully repay their seasonal advances, and the Company may extend repayment of those advances into future crop years. Current advances of $139,449 at December 31, 2009 and $160,934 at December 31, 2008 are presented as advances on purchases of tobacco, net in the condensed consolidated balance sheet.  The long-term portion of advances of $40,821 at December 31, 2009 and $49,905 at December 31, 2008 are included in other non-current assets in the condensed consolidated balance sheet.  Both the current and the long-term portion of advances on purchases of tobacco are reported net of allowances.  Allowances of $142,304 at December 31, 2009, and $105,732 at December 31, 2008 were recorded based on the Company’s historical loss information and crop projections. The Company records allowances when advances are issued to report them at their net realizable value. The Company continuously monitors events that may impact the farmers’ ability to deliver tobacco as noted above and updates its allowances as needed. The allowances were increased by provisions for unrecoverable advances of approximately $26,018 and $31,505 for the nine months ended December 31, 2009 and 2008 respectively.  Provisions for unrecoverable advances for inventory purchases related to the current crop are capitalized into inventory. Provisions for unrecoverable advances for inventory purchases that relate to prior crops are expensed as incurred. The allowance increased $24,110 at December 31, 2009 and decreased $26,339 at December 31, 2008 primarily due to exchange rate changes.

          In Brazil, some farmers obtain government subsidized rural credit financing which is guaranteed by the Company.  The farmers borrow these funds from local banks.  Repayment of both Company advances and rural credit financing by the farmer is concurrent with delivery of tobacco to the Company.  The Company remits payments to the local banks on behalf of guaranteed farmers.  Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates.  As of December 31, 2009 and 2008, respectively, the Company had balances of $1,420 and $5,409 that were due to local banks on behalf of farmers.  These amounts are included in accounts payable in the condensed consolidated balance sheet.  As of December 31, 2009 and 2008, respectively, the Company was guarantor for Brazilian farmer loans of $138,550 and $118,003 with outstanding amounts of $138,404 and $111,578.  The fair value of guarantees for rural credit financing was $11,126 and $12,970 as of December 31, 2009 and 2008, respectively.

          In Malawi, as of December 31, 2009 and 2008, respectively, the Company was guarantor for crop input advances to farmers of $2,075 and $4,639.  The fair values of the Malawi guarantees were $132 and $278 as of December 31, 2009 and 2008, respectively.

          In Argentina, as of December 31, 2009 and 2008, respectively, the Company was guarantor for farmer cooperative loans of $18,600 and $27,400.  The fair values of the Argentine guarantees were $725 and $932 as of December 31, 2009 and 2008, respectively.

          The fair value of all guarantees is recorded in accrued expenses and other current liabilities.

14.  SALE OF RECEIVABLES

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

Alliance One International, Inc. and Subsidiaries

14.  SALE OF RECEIVABLES (Continued)

          The following table summarizes the Company’s accounts receivable securitization information as of December 31:

	2009	2008
Receivables outstanding in facility:
As of April 1	$ 100,611	$ 70,862
Sold	623,550	518,853
Collected	(638,221)	(493,390)
As of December 31	$ 85,940	$ 96,325

Retained interest as of December 31	$ 8,084	$ 14,649

Decreases in retained interest resulting from changes in discount rate:
10%	$ 50	$ 107
20%	$ 100	$ 214

Criteria to determine retained interest as of December 31:
Weighted average life in days	70	76
Discount rate (inclusive of 0.5% servicing fee)	3.1%	5.6%
Unused balance fee	0.25%	0.25%

Cash proceeds for the nine months ended December 31:
Current purchase price	$ 455,011	$ 341,751
Deferred purchase price	158,197	190,682
Service fees	376	357
Total	$ 613,584	$ 532,790

Loss on sale of receivables:
Three months ended December 31	$ 791	$ 1,393
Nine months ended December 31	$ 1,957	$ 2,620

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. Since April 1, 2009, the average outstanding balance of the facility utilized has been $74,835 with a minimum outstanding balance of $47,174 and a maximum of $96,365.

15.  FAIR VALUE MEASUREMENTS

The Company adopted the current accounting guidance for fair value measurements effective April 1, 2008, for financial assets and liabilities, and effective April 1, 2009, for non-financial assets and liabilities.  The financial assets and liabilities measured at fair value include derivative instruments, securitized retained interests and guarantees.  The non-financial assets and liabilities under the new fair value guidance primarily include assessments of investments in subsidiaries, goodwill and other intangible assets and long-lived assets for potential impairment.

          Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants.  A three-level valuation hierarchy based upon observable and non-observable inputs is utilized. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company’s market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•

Level 1 – Quoted prices for identical assets or liabilities in active markets.

•

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•

Level 3 – Significant inputs to the valuation model are unobservable.

Alliance One International, Inc. and Subsidiaries

15.  FAIR VALUE MEASUREMENTS (Continued)

          The following describes the valuation methodologies the Company uses to measure different assets or liabilities at fair value.

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

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

December 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value
December 31, 2009
Assets
Derivative financial instruments	$ -	$ 1,075	$ -	$ 1,075
Securitized retained interests	-	-	8,084	8,084
Total Assets	$ -	$ 1,075	$ 8,084	$ 9,159

Liabilities
Derivative financial instruments	$ -	$ 2,716	$ -	$ 2,716
Guarantees	-	-	11,984	11,984
Total Liabilities	$ -	$ 2,716	$ 11,984	$ 14,700

          The following tables present the changes in Level 3 instruments measured on a recurring basis for the three months and nine months ended December 31, 2009.

Changes in Level 3 instruments for the three and nine months ended December 31, 2009

	Three Months Ended December 31, 2009		Nine Months Ended December 31, 2009
	Securitized Retained Interests	Guarantees	Securitized Retained Interests	Guarantees
Beginning Balance	$ 11,893	$ 7,019	$ 26,833	$ 14,584
Total losses (realized / unrealized
included in earnings)	791	-	1,957	-
Purchases, issuances, and settlements, net	(4,600)	4,965	(20,706)	(2,600)
Ending Balance at December 31, 2009	$ 8,084	$ 11,984	$ 8,084	$ 11,984

          The amount of total losses for the nine months ended December 31, 2009 included in earnings attributable to the change in unrealized losses relating to assets still held at December 31, 2009 was $524 on securitized retained interests.

          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

15.  FAIR VALUE MEASUREMENTS (Continued)

Non-Recurring Fair Value Measurements

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. During the nine months ended December 31, 2009, the Company did not have any non-recurring fair value adjustments.

16.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	December 31, 2009	December 31, 2008	March 31, 2009
Balances:
Accounts receivable	$33,116	$21,855	$29,765
Accounts payable	11,546	2,392	27,488

	Three Months Ended December 31,		Nine Months Ended December 31,
	2009	2008	2009	2008
Transactions:
Purchases	$69,294	$51,703	$99,003	$119,505

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

Financial Results

Volumes and sales were in line with our expectations.  Year to date operating margin remained strong despite some third quarter slippage as our global operations having done a good job of controlling costs.  Looking forward, our order book is solid.  Additionally, the global debt markets have improved further which should help short term borrowing costs for the remainder of this year and next; however, U.S. dollar volatility versus many currencies that impact our costs remains challenging.

Liquidity

Liquidity requirements for our business are impacted by crop seasonality, foreign currency and interest rates, green tobacco prices, crop quality and throw and other factors. We continuously monitor and adjust funding sources as required based on business dynamics, utilizing cash from operations, our revolving credit facility, short term credit lines throughout the world, sales of accounts receivable, active working capital management and advances from customers. As of December 31, 2009, we had $733.8 million of cash and available credit comprised of $109.5 million of cash and $624.3 million in available credit inclusive of $270.0 million undrawn on our revolver, $1.9 million of other long-term debt, $343.4 million of notes payable to banks, and $9.0 million exclusively for letters of credit. We continually modify the makeup of our available liquidity to enhance business flexibility and reduce costs.

Outlook

The operating environment will remain dynamic.  Global production for the next crop cycle is currently stable, though recent flooding in Brazil and dryer weather in Malawi will impact those markets.  Our debt refinancing during the second quarter has significantly extended long term debt maturities and reduced financing risk due to the onslaught of refinancing activities that we believe will be occurring in the high yield markets over the next four years, allowing management to focus on enhancing the business.  As we look ahead, hopefully to a more stable global economy, we will begin to refocus on reducing our leverage again, while managing working capital and capital expenditures.  Importantly, our customer centric strategy encompasses expense control, while investing for the future where appropriate returns exist, and is critical to continued plan execution and enhanced shareholder returns.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions)	2009	$	%	2008	2009	$	%	2008
Sales and other operating revenues	$658.4	$(31.6)	(4.6)	$690.0	$ 1,744.0	$ (1.2)	(0.1)	$1,746.2
Gross profit	98.1	(21.4)	(17.9)	119.5	292.9	16.3	5.9	276.6
Selling, administrative and general expenses	38.1	2.7	7.6	35.4	116.5	2.9	2.6	113.6
Other income (expense)	0.1	1.1		(1.0)	2.8	2.3		0.5
Restructuring and asset impairment charges	-	-		-	-	(0.5)		0.5
Debt retirement expense	-	-		-	40.4	39.4		1.0
Interest expense	29.5	5.5		24.0	87.2	12.4		74.8
Interest income	1.0	0.1		0.9	3.1	0.6		2.5
Income tax expense (benefit)	(14.9)	(15.6)		0.7	(5.2)	(1.3)		(3.9)
Equity in net income of investee companies	1.3	0.9		0.4	1.3	(0.2)		1.5
Income (loss) from discontinued operations	-	-		-	-	(0.4)		0.4
Income attributable to noncontrolling interests	0.5	0.4		0.1	1.0	0.6		0.4
Net income attributable to the Company	$ 47.3	$(12.2)*		$ 59.5*	$ 60.3*	$ (34.8)*		$ 95.1

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions, except per kilo amounts)	2009	$	%	2008	2009	$	%	2008
Tobacco sales and other operating revenues:
Sales and other operating revenues	$619.8	$ (25.7)	(4.0)	$645.5	$1,692.3	$ 8.0	0.5	$1,684.3
Kilos	125.1	(18.6)	(12.9)	143.7	379.1	(13.9)	(3.5)	393.0
Average price per kilo	$ 4.95	$ .46	10.2	$ 4.49	$ 4.46	$ .17	4.0	$ 4.29
Processing and other revenues	$ 38.6	$ (5.9)	(13.3)	$ 44.5	$ 51.7	$ (10.2)	(16.5)	$ 61.9
Total sales and other operating revenues	$658.4	$ (31.6)	(4.6)	$690.0	$1,744.0	$ (2.2)	(0.1)	$1,746.2

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008

Sales and other operating revenues.  The decrease of 4.6% from $690.0 million in 2008 to $658.4 million in 2009 is primarily the result of a 12.9%, or 18.6 million kilos, decrease in quantities sold and a 13.3%, or $5.9 million, decrease in processing and other revenues partially offset by a 10.2% or $0.46 per kilo increase in overall average sales prices.

South America Region.  Tobacco sales from the South American Region operating segment decreased $12.8 million or 6.8% primarily as a result of a 9.7% decrease in higher priced lamina volumes compared to the prior year that was partially offset by increased sales prices for both lamina and by-products.  The resulting increase in average sales prices per kilo was $0.64.  Decreases in by-product volumes as well resulted in a total decrease in volumes for the quarter of 8.7 million kilos.  The lower lamina volumes for the quarter were the result of tighter tobacco availability.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended December 31, 2009 Compared to Three Months Ended December 31, 2008 (Continued)

Other Regions.  Tobacco sales from the Other Regions operating segment decreased $12.9 million or 2.8% primarily as a result of a decrease in volumes of 9.9 million kilos partially offset by an increase of $0.37 per kilo in overall average sales prices.  The decreased revenues primarily resulted from the timing of shipments in Europe.  Compared to the prior year, expected shipments from Bulgaria and Macedonia are delayed into the next quarter while shipments from Turkey were accelerated into the prior quarter.  The prior year also included older crop opportunistic sales from the region.  Partially offsetting the impact of decreased volumes in Europe were increased average sales prices in Europe as a result of the strength of the euro compared to the prior year and product mix.  Decreased revenues from Europe were mitigated by increased revenues from Asia as delayed shipments of higher priced lamina from Thailand occurred in the current quarter.  Volumes and revenues were down in Africa as shipments from Malawi and Tanzania were delayed into next quarter.  Decreased revenues from Africa were offset by increased revenues from North America primarily as a result of the change to direct contracting in Canada.  Processing and other revenues decreased 13.3% or $5.9 million primarily as a result of decreased processing volumes in Africa and Europe.

Gross profit as a percentage of sales.  Gross profit decreased 17.9% from $119.5 million in 2008 to $98.1 million in 2009 and gross profit as a percentage of sales decreased from 17.3% in 2008 to 14.9% in 2009.

South America Region.  Gross profit in the South America Region operating segment decreased $19.4 million primarily as a result of decreased lamina volumes, losses on derivative financial instruments and significant exchange losses due to the volatility of the Brazilian real this quarter compared to the same quarter in the prior year.

Other Regions.  The slight decrease in gross profit of $2.0 million is primarily attributable to a market adjustment related to a shipment of Asian tobacco.  Gross profit remained fairly constant across most areas after absorbing significant exchange losses due to the volatility of the various foreign currencies in which we buy and process tobacco compared to the same quarter in the prior year.

Selling, administrative and general expenses increased 7.6% from $35.4 million in 2008 to $38.1 million in 2009.  The increase is primarily due to increased compensation costs as a result of currency fluctuations in the South America and Asia regions compared to the prior year and incremental stock-based compensation costs compared to the prior year.

Interest expense increased $5.5 million from $24.0 million in 2008 to $29.58 million in 2009 primarily due to higher average borrowings, higher average interest rates on our seasonal borrowings and increased debt amortization expense compared to the prior year.

Effective tax rates were a benefit of 47.2% in 2009 and an expense of 1.2% in 2008.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The significant variance in the effective tax rates between 2009 and 2008 is primarily related to foreign currency translation adjustments related to income taxes and the reversal of unrecognized tax benefit liabilities in 2009.  During the three months ended December 31, 2009, we participated in various governmental tax programs in certain locations in an effort to resolve outstanding tax issues.  By participating in these programs our liability for unrecognized tax benefits, including accrued interest and penalties, was reduced from $72.6 million to $23.3 million as compared to September 30, 2009.  The decrease in the liability for unrecognized tax benefits relates to cash payments of approximately $12.9 million, settlement of unrecognized tax benefits of approximately $37.3 million, and an increase related to current period activity of approximately $.9 million.  As recognized in the income statement the settlement of unrecognized tax benefits is reduced by the write off of related deferred tax assets.  We forecast the effective tax rate for the year ending March 31, 2010 will be an expense of 4.2% after absorption of discrete items.

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

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008

Sales and other operating revenues.  The slight decrease from $1,746.2 million in 2008 to $1,744.0 million in 2009 is primarily the result of a 3.5%, or 13.9 million kilos, decrease in quantities sold and a 16.5%, or $10.2 million, decrease in processing and other revenues partially offset by a 4.0% or $0.17 per kilo increase in overall average sales prices.

South America Region.  Tobacco sales from the South America Region operating segment decreased $30.9 million or 4.0% primarily as a result of an 8.8% decrease in higher priced lamina volumes compared to the prior year due to the delay of some customer shipments to fiscal 2011 and tighter tobacco availability.  Partially offsetting the impact of the lower lamina volumes were increased volumes of lower priced by-products and an increase of $0.07 per kilo in overall average sales prices for the region.  The overall change in volumes for the current year was a decrease of 9.0 million kilos.

Other Region.  Tobacco sales from the Other Regions operating segment increased $38.9 million or 4.3% primarily as a result of an increase of $0.27 per kilo in overall average sales prices partially offset by a decrease in volumes of 4.9 million kilos.  Average sales prices across all areas and revenues increased across all areas except Europe. Volume decreases were primarily in Europe but were partially offset by increased volumes in Asia.  Significant sales of by-products at higher average sales prices this year contributed to increased revenues in Asia.  Although lamina average sales prices in Asia were higher as well, the impact was offset by decreased lamina volumes due to less opportunistic sales in the current year.  In Africa, volume increases in Malawi and Tanzania as a result of increased crop sizes were offset by shipments delayed into next quarter.  However, improved customer pricing in Africa resulted in increased revenues for the region. In Europe, while average sales prices increased due to the strength of the euro and more sales of higher priced oriental tobacco compared to the prior year, volumes decreased primarily from expected shipments delayed into the next quarter and less older crop opportunistic sales in the current year which resulted in a slight decrease in revenues from Europe.  Revenue increases in North America were primarily due to improved customer pricing in Guatemala and the change to direct contracting in Canada.  Processing and other revenues decreased 16.5% or $10.2 million primarily as a result of decreased processing volumes and prices in the Africa and Europe partially offset by increased processing volumes and prices in Asia.

Gross profit as a percentage of sales.  Gross profit increased $16.3 million or 5.9% from $276.6 million in 2008 to $292.9 million in 2009 and gross profit as a percentage of sales increased from 15.8% in 2008 to 16.8% in 2009.

South America Region.  Gross profit in the South America Region operating segment increased $7.5 million primarily as a result of higher average sales prices that mitigated increased prices of tobacco paid to farmers and the exchange rate impact on purchase and processing costs which are denominated in Brazilian real.  Higher gains on derivative financial instruments were significantly offset by increased exchange losses this year compared to the prior year from the volatility of the Brazilian real.

Other Region.  Gross profit increased $8.8 million after absorbing exchange losses of $14.8 million.  The increased gross profit is primarily attributable to Africa from lower green costs of the larger current crop in Malawi and gains on derivative financial instruments.  Although sales from Europe may be denominated in euros, global sales are predominately denominated in U.S. dollars while global operating costs are denominated in local currencies.  The volatility of these currencies against the U.S. dollar significantly impacted operating results this year compared to the prior year.

Selling, administrative and general expenses increased $2.9 million or 2.6% from $113.6 million in 2008 to $116.5 million in 2009.  The increase is primarily due to incremental stock-based compensation costs and increased amortization of internally developed software due to our implementation of SAP.  Partially offsetting these increased expenses are gains on forward currency contracts that hedge our costs for selling, administrative and general expenses denominated in foreign currencies.  See Note 11 “Derivative Financial Instruments” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Other income (expense) was $2.8 million in 2009 compared to $0.5 million in 2008.  Gains from the sales of assets increased $2.6 million primarily from the 2009 sale of a facility in Turkey.  Partially offsetting these gains were increased losses on the sale of receivables of $(0.3) million.  Losses on sale of receivables under our revolving trade accounts receivable securitization agreement are recorded as a component of other income (expense).  See Note 14 “Sale of Receivables” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Nine Months Ended December 31, 2009 Compared to Nine Months Ended December 31, 2008 (Continued)

Debt retirement expense was $40.4 million in 2009 compared to $1.0 million in 2008.  During the quarter ended September 30, 2009, we underwent a debt refinancing.  As a result, significant one-time costs were incurred to retire our existing debt.  These costs include premiums of $22.9 million to purchase and redeem our senior notes and senior subordinated notes, fees and other related costs of $0.6 million associated with the purchase and redemption of these notes and the non-cash accelerated recognition of $16.9 million of debt issuance costs and original issue discounts related to the existing debt.  The cost in 2008 relates to accelerated amortization of debt issuance costs as a result of debt prepayment.

Interest expense increased $12.4 million from $74.8 million in 2008 to $87.2 million in 2009 primarily due to higher average interest rates on our seasonal borrowings compared to the prior year and increased debt amortization expense.

Effective tax rates were a benefit of 9.5% in 2009 and 4.4% in 2008.  The effective tax rates for these periods are based on the current estimate of full year results after the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The significant variance in the effective tax rates between 2009 and 2008 is primarily related to foreign currency translation adjustments related to income taxes and the reversal of the unrecognized tax benefit liabilities in 2009.  During the three months ended December 31, 2009, we pursued various governmental tax programs in certain locations in an effort to resolve outstanding tax issues.  By participating in these programs our liability for unrecognized tax benefits, including accrued interest and penalties, was reduced from $72.6 million to $23.3 million as compared to September 30, 2009.  The decrease in the liability for unrecognized tax benefits relates to cash payments of approximately $12.9 million, settlement of unrecognized tax benefits of approximately $37.3 million, and an increase related to current period activity of approximately $.9 million.  As recognized in the income statement the settlement of unrecognized tax benefits is reduced by the write off of related deferred tax assets.  We forecast the effective tax rate for the year ending March 31, 2010 will be an expense of 4.2% after absorption of discrete items.

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

LIQUIDITY AND CAPITAL RESOURCES:

Overview

We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to farmers for pre-financing tobacco crops in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  Additionally, our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. As of December 31, 2009, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2011 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter.  North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements. At the same time currency markets remain volatile, which creates challenges in protecting our non-U.S. dollar costs and can impact our working capital requirements. As such we monitor and hedge foreign currency costs.  Looking forward, we may purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures as permitted.

Working Capital

Our working capital increased from $620.9 million at March 31, 2009 to $787.2 million at December 31, 2009.  Our current ratio was 2.4 to 1 at December 31, 2009 compared to 2.0 to 1 at March 31, 2009.  The increase in working capital is primarily related to increases in trade receivables and decreases in accounts payable.  These changes are attributable to the purchasing and processing of tobacco in the United States and Malawi as well as the financing of crops in South America and Europe.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Working Capital (Continued)

	As of
	December 31,		March 31,
(in millions except for current ratio)	2009	2008	2009
Cash and cash equivalents	$ 109.5	$ 74.6	$ 87.7
Net trade receivables	256.3	238.8	175.7
Inventories and advances on purchases of tobacco	837.9	839.2	825.0
Total current assets	1,346.8	1,313.9	1,232.3
Notes payable to banks	286.4	488.8	261.5
Accounts payable	50.8	76.7	120.2
Advances from customers	61.8	78.2	44.4
Total current liabilities	559.6	813.5	611.4
Current ratio	2.4 to 1	1.6 to 1	2.0 to 1
Working capital	787.2	500.4	620.9
Total long-term debt	806.2	530.7	652.6
Stockholders’ equity of Alliance One International, Inc.	384.9	300.2	326.7

Net cash provided (used) by:
Operating activities	(32.2)	(90.0)
Investing activities	(12.9)	(29.2)
Financing activities	66.8	91.7

Operating Cash Flows

Net cash used by operating activities decreased $57.8 million in 2009 compared to 2008.  The decrease in cash used was primarily due to a $30.7 million increase in cash from advances from customers, a $21.2 million decrease in cash used for payables, accrued expenses and other current liabilities, and $8.0 million more cash received from accounts receivable.

Investing Cash Flows

Net cash used by investing activities decreased $16.3 million in 2009 compared to 2008.  The decrease in cash used is primarily attributable to foreign currency derivatives and less cash used for intangibles, primarily our SAP implementation last year.

Financing Cash Flows

Net cash provided by financing activities decreased $24.9 million in 2009 compared to 2008.  This decrease is primarily due to a $168.5 million decrease in the net change in short-term borrowings and $81.2 million in debt issuance, debt retirement and other debt related costs primarily associated with our refinancing transactions last quarter.  Partially offsetting this decrease is a $170.5 million increase in the net change in long-term borrowings primarily relating to our debt refinancing and a $55.1 million decrease in net repayments of short-term demand notes.

Debt Financing

We continue to finance our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At December 31, 2009 we had cash of $109.5 million and total debt outstanding of $1,112.0 million comprised of $286.4 million of notes payable to banks, no revolver borrowings, $39.5 million of other long-term debt, $641.5 million of 10% senior notes, $29.6 million of 8.5% senior notes and $115.0 million of 5 ½% convertible senior subordinated notes.  The $25.0 million seasonal increase in notes payable to banks from March 31, 2009 to December 31, 2009 results from anticipated seasonal fluctuation to account for the current purchase and processing of African, Brazilian, Indian and U.S. tobaccos.  The $202.4 million seasonal decrease in notes payable to banks from December 31, 2008 to December 31, 2009 is driven by the refinancing we completed during the quarter ended September 30, 2009. Available credit as of December 31, 2009 was $624.3 million comprised of $270.0 million under our revolver, $1.9 million of other long-term debt, $343.4 million of notes payable to banks and $9.0 million of availability exclusively for letters of credit. We expect to incur $47.0 million of capital expenditures during fiscal year 2010. Maintenance expenditures are anticipated to be between $19.0 and $28.0, while our continuing SAP software implementation and new Brazilian factory are major expenditures in addition to regularly scheduled maintenance. We may also decide to deploy additional discretionary amounts to enhance future business prospects, but only if stringent management return thresholds are likely to be achieved.  No cash dividends were paid to stockholders during the quarter ended December 31, 2009.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the remainder of fiscal year 2010.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Debt Financing (Continued)

         The following table summarizes our debt financing as of December 31, 2009:

			December 31, 2009
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest
(in millions except for interest rates)	2009	2009	Available	Rate
Senior secured credit facility:
Revolver	$ 120.0	$ -	$270.0

Senior notes:
10% senior notes due 2016	-	641.5	-	10.0%
11% senior notes due 2012	264.4	-	-	11.0%
8 ½% senior notes due 2012	149.5	29.6	-	8.5%
Other (1)	10.2	-	-
	424.1	671.1	-

5 ½% convertible senior subordinated notes due 2014	-	115.0	-	5.5%

12 ¾% senior subordinated notes due 2012	84.0	-	-	12.8%

Other long-term debt	42.3	39.5	1.9	9.1%	(2)

Notes payable to banks (3)	261.5	286.4	343.4	6.2%	(2)

Total debt	$ 931.9	$ 1,112.0	615.3

Short term	$ 261.5	$ 286.4
Long term:
Long term debt current	$ 17.8	$ 19.3
Long term debt	652.6	806.3
	$ 670.4	$ 825.6

Letters of credit	$ 3.8	$ 11.2	9.0

Total credit available			$624.3

(1) Notes redeemed in total as of December 4, 2009

(2) Weighted average rate for the nine months ended December 31, 2009

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

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

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

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter, which ratio is 5.75 to 1.00 for the fiscal quarter ended December 31, 2009;

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

Existing Notes	Issuer (1)	Principal Amount Outstanding	Principal Amount Purchased

11% Senior Notes due 2012 (2)	A	$264.4	$ 258.1
8 ½% Senior Notes due 2012	A	$150.0	$ 120.4
12 ¾% Senior Subordinated Notes due 2012 (2)	A	$ 89.5	$ 82.1
9 ⅝% Senior Notes due 2011 (3)	D	$ 3.4	$ 3.4
7 ¾% Senior Notes due 2013 (3)	D	$ 0.4	$ 0.4
8% Senior Notes due 2012, Series B (3)	S	$ 6.3	$ 4.3

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

(3) On December 4, 2009 funds were paid to redeem in full the remaining outstanding principal and interest as well as the applicable redemption premium.

          As a result of the repurchase, defeasance and redemption of the Existing Notes as described in the foregoing table, the Company accelerated approximately $5.6 million of deferred financing costs and $5.6 million of amortization of original issue discount.

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

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2009, the Company had approximately $286.4 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $650.0 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $20.2 million available in unused letter of credit capacity with $11.2 million issued but unfunded.

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

          In January 2010, the FASB issued new accounting guidance on fair value measurements and disclosures. This guidance will require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It will also require reporting entities to present separately information about purchases, sales, issuances, and settlements in their Level 3 fair value reconciliations. The new disclosures and clarifications of existing disclosures (the Level 1 and Level 2 changes) will be effective for us on January 1, 2010. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements will be effective for us on April 1, 2011. We do not expect these new disclosure requirements to have a material impact on our financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2009, our Quarterly Report on Form 10-Q for the periods ended June 30, 2009 and September 30, 2009 and other filings with the Securities and Exchange Commission.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  We have recognized exchange gains in our cost of goods and services sold of $1.6 million and $9.0 million for the three months ended December 31, 2009 and 2008, respectively.  For the nine months ended December 31, 2009 and 2008, we have recognized exchange gains (losses) of $(16.6) million and $12.0 million, respectively, in our cost of goods and services sold.  We have recognized exchange gains (losses) related to tax balances in our tax expense (benefit) of $19.3 million and $(8.8) million for the three months ended December 31, 2009 and 2008, respectively, and $20.4 million and $(11.5) million for the nine months ended December 31, 2009 and 2008, respectively.

          Our consolidated selling, administrative and general expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses are primarily denominated in the euro, sterling and Brazilian real.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would have increased or decreased our reported interest cost by approximately $3.0 million and $8.9 million for the three months and nine months ended December 31, 2009.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

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

          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2009. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2009.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting (Continued)

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended December 31, 2009, further developments to the financial reporting process were implemented for the United Kingdom, U.S., and Brazil operations and the Company substantially completed the process of implementing SAP in two of its African operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

          Other than the financial reporting developments for the Company’s United Kingdom, U.S., and Brazil operations and implementation of SAP in two of the African operations discussed above there were no changes that occurred during the three months ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          The Company has been advised by Justice and the SEC that such agencies believe that violations of applicable federal laws have occurred.  The Company is engaging in discussions with Justice and the SEC to effect a resolution which may involve, among other things, injunctive relief, disgorgement, fines, penalties and modifications to business practices and the appointment of a monitor. Because of existing uncertainty with respect to the scope of any possible violations and with respect to the methodology for determining the amount of potential fines, penalties or disgorgement related to any such violations, an estimate of the amount of loss, or a reliable range of estimated loss, cannot be made.  Accordingly, the Company has not accrued any loss, though it believes that a loss is probable.  The resolution could materially adversely affect the Company’s results of operations. The Company intends to continue to cooperate with the authorities as resolution discussions proceed.

Alliance One International, Inc. and Subsidiaries

Item 1.    Legal Proceedings (Continued)

          The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$10.6 million) plus interest and costs.

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

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Submission of Matters to a Vote of Security Holders

None.

Item 5.    Other Information

None.

Item 6. Exhibits

4.01	Specimen of common stock certificate (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

Date: February 8, 2010	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

4.01	Specimen of common stock certificate (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).