Form 10-Q/A
period 2009-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2010-02-25
CIK 939930

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

Explanatory Note

          This Amendment No. 1 on Form 10-Q/A is being filed to correct the inadvertent omission of the conformed signature of the officer that executed the signature page of the registrant’s Form 10-Q for the period ended December 31, 2009 (the “Initial Form 10-Q”) filed with the Securities and Exchange Commission (the “SEC”) on February 8, 2010.  As required by applicable SEC regulations, Exhibits 31.01, 31.02 and 32 are being re-filed with this amendment although there has been no change in these exhibits, other than the date thereof, from those filed with the Initial Form 10-Q.

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits

4.01	Specimen of common stock certificate, incorporated by reference to Exhibit 4.01 to Alliance One’s Form 10-Q for the quarter ended December 31, 2009, filed February 8, 2010 (SEC File No. 1-3684).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: February 25, 2010	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

4.01	Specimen of common stock certificate, incorporated by reference to Exhibit 4.01 to Alliance One’s Form 10-Q for the quarter ended December 31, 2009, filed February 8, 2010 (SEC File No. 1-3684).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).