Form 10-K
period 2010-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2010-06-14
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                                                                                                  Yes [X]  No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                                                                                                                                          Yes [  ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer    [  ]    Accelerated Filer    [X]    Non-Accelerated filer    [  ]    Smaller Reporting Company    [  ]
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 30, 2009 the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $377.4 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.  As of June 8, 2010, there were 89,118,503 shares of Common Stock outstanding (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 12, 2010) of the registrant is incorporated by reference into Part III hereof.

TABLE OF CONTENTS
PART I
ITEM 1.	BUSINESS
ITEM 1A.	RISK FACTORS
ITEM 1B.	UNRESOLVED STAFF COMMENTS
ITEM 2.	PROPERTIES
ITEM 3.	LEGAL PROCEEDINGS
ITEM 4.	RESERVED

PART II
ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
ITEM 6.	SELECTED FINANCIAL DATA
ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME
CONSOLIDATED BALANCE SHEETS
STATEMENTS OF CONSOLIDATED STOCKHOLDERS' EQUITY
STATEMENTS OF CONSOLIDATED CASH FLOWS
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A.	CONTROLS AND PROCEDURES
ITEM 9B.	OTHER INFORMATION

PART III
ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
ITEM 11.	EXECUTIVE COMPENSATION
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

PART I

ITEM 1.  BUSINESS

A.  The Company

Alliance One is a Virginia corporation with revenues of approximately $2.3 billion and operating income of approximately $223.8 million in fiscal 2010.  Our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s.  Alliance One is one of only two global publicly held leaf tobacco merchants, each with substantially similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers.  Our goal is to be the preferred supplier of quality tobacco products and innovative solutions to the world’s manufacturers and marketers of tobacco products.

Additional Information

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

B.  The Business

Leaf tobacco merchants purchase, process, pack, store and ship tobacco to manufacturers of cigarettes and other consumer tobacco products throughout the world.  In an increasing number of markets, we also provide agronomy expertise for growing leaf tobacco.  Our revenues are primarily comprised of sales of processed tobacco and fees charged for processing and related services to these manufacturers of tobacco products.  Processing and other revenues are less than 5% of our total revenues.  We do not manufacture cigarettes or other consumer tobacco products.

          We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes.  Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Asia, Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of international brand cigarette markets.  As cigarette manufacturers continue to expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to beneficial tariff rates and lower freight costs.  For some large multinational cigarette manufacturers, international expansion will cause them to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices.  For other large multinational cigarette manufacturers, international expansion also includes vertical integration of their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers.  Recently, Japan Tobacco, Inc. began enhancing their direct leaf procurement capabilities by acquiring a small leaf processor in Malawi, a small leaf processor in Brazil and formed a joint venture for tobacco leaf in the United States.  We will continue to work with our customers to meet all their needs while continuing to be a provider of quality tobacco products and innovative solutions.

Purchasing

Tobacco is primarily purchased directly from suppliers with small quantities still sold at auction.  In non-auction markets, we purchase tobacco directly from suppliers and we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract.  In other non-auction markets, such as Argentina and China, we buy tobacco from local entities that have purchased tobacco from suppliers and supervise the processing of that tobacco by those local entities.  Principal auction markets include Canada, India and Malawi and our network of tobacco operations and buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world.  In the United States, a number of our U.S. customers purchase tobacco directly from the suppliers in addition to the leaf merchants.  Although our U.S. facilities process the tobacco purchased directly from suppliers by these customers, we do not take ownership of that tobacco and do not record sales revenues associated with its resale.  The number of customers purchasing tobacco directly from suppliers and the locations in which they purchase tobacco directly from suppliers is expanding.

Purchasing (Continued)

          Our arrangements with suppliers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital.  In certain jurisdictions, we purchase seeds, fertilizer, pesticides and other products related to growing tobacco and advance them to suppliers, which represents prepaid inventory.  The suppliers then utilize these inputs to grow tobacco, which we are contractually obligated to purchase.  The advances of inputs for the current crop generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, we charge interest to the suppliers during the period the current crop advance is outstanding. We generally advance inputs at a price greater than our cost, which results in a mark-up on the inputs.  We account for our advances to tobacco suppliers using a cost accumulation model, which results in us reporting our advances at the lower of cost or recoverable amounts excluding the mark-up and interest. The mark-up and interest on our advances are recognized when the tobacco is delivered as a decrease in our cost of the current crop.  Upon delivery of tobacco, part of the purchase price paid to the supplier is paid in cash and part through a reduction of the advance balance.  The advances applied to the delivery are then reclassed out of advances and included as unprocessed inventory. We advance inputs only to suppliers with whom we have purchase contracts. For example, in Brazil, we generally contract to purchase a supplier's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered.  Pursuant to these purchase contracts, we provide suppliers with fertilizer and other materials necessary to grow tobacco and may guarantee Brazilian rural credit loans to suppliers to finance the crop.  Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.

          In these jurisdictions, our agronomists maintain frequent contact with suppliers prior to and during the growing and curing seasons to provide technical assistance to improve the quality and yield of the crop. As a result of various factors including weather, not all suppliers are able to settle the entire amount of advances through delivery of tobacco in a given crop year. Throughout the crop cycle, we monitor events that may impact the suppliers’ ability to deliver tobacco.  If we determine we will not be able to recover the original cost of the advances with deliveries of the current crop, or future crop deliveries, the unit cost of tobacco actually received is increased when unrecoverable costs are within a normal range which is based on our historical results or expensed immediately when they are above a normal range based on our historical results. We account for the unrecoverable costs in this manner to ensure only costs within a normal range are capitalized in inventory and costs that are above a normal range are expensed immediately as current period charges.

          Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world.  We purchase tobacco in more than 45 countries.  During the three years ended March 31, 2010, 2009 and 2008, approximately 36%, 39% and 41%, respectively, of our purchases of tobacco were from the South America operating segment and approximately 64%, 61% and 59%, respectively, were from the Other Regions operating segment.  Within the Other Regions operating segment, approximately 32%, 32% and 30% of our purchases for the three years ended March 31, 2010, 2009 and 2008, respectively, were from Malawi, China, the United States and Turkey.

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

          We process tobacco in more than 50 owned and third party facilities around the world including Argentina, Brazil, Canada, China, Guatemala, India, Tanzania, the United States, Malawi, Thailand, Germany, Indonesia, Macedonia, Bulgaria and Turkey.  These facilities encompass all leading export locations of flue-cured, burley and oriental tobaccos.  In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.

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

Processing (Continued)

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

Selling

We ship tobacco to manufacturers of cigarettes and other consumer tobacco products located in more than 90 countries around the world as designated by these manufacturers.  We recognize sales revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectibility is reasonably assured and title and risk of ownership is passed to the customer, which is upon shipment or delivery. In certain countries we also use commissioned agents to supplement our selling efforts.  Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, principally the United States, we process tobacco that is owned by our customers, and revenue is recognized when the processing is completed.

          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  Including their respective affiliates, accounting for more than 10% of our revenues from continuing operations were each of Philip Morris International, Inc. (“PMI”), Japan Tobacco, Inc. (“JTI”) and British American Tobacco p.l.c. for the year ended March 31, 2010; PMI and JTI for the year ended March 31, 2009; and Altria Group, Inc. (“Altria”) and JTI for the year ended March 31, 2008.  On March 28, 2008, Altria completed the spin-off of its international tobacco business, PMI. We conduct business with both PMI and Altria’s retained domestic tobacco business, Philip Morris USA, Inc., and the spin-off did not have a material effect on our results.

          In 2010, Alliance One delivered approximately 58% of its tobacco sales to customers in Europe and approximately 14% to customers in the United States.  One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia.  In 2010, these Belgium sales accounted for 37% of sales to customers in Europe.  The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

Seasonality

The purchasing and processing activities of our tobacco business are seasonal.  Flue-cured tobacco grown in the United States is purchased, processed and marketed generally during the five-month period beginning in July and ending in November.  U.S. grown burley tobacco is purchased, processed and marketed usually from late November through January or February.  Tobacco grown in Brazil is usually purchased, processed and marketed from January through July and in Africa from April through September.  Other markets around the world have similar purchasing periods, although at different times of the year.

          During the purchasing, processing and marketing seasons, inventories of unprocessed tobacco, inventories of redried tobacco and trade accounts receivable normally reach peak levels in succession.  Current liabilities, particularly advances from customers and short-term notes payable to banks, normally reach their peak in this period as a means of financing the seasonal expansion of current assets.  At March 31, the end of our fiscal year, the seasonal components of our working capital reflect primarily the operations related to foreign grown tobacco.

Competition

Alliance One is one of only two global publicly held leaf tobacco merchants, with substantially similar global market shares in markets in which we both operate.  We expect to maintain a major position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco and, as a result of our scale, global reach, and financial resources, we believe we are well-suited to serve the needs of all manufacturers of cigarettes and other consumer tobacco products.

Competition (Continued)

          The leaf tobacco industry is highly competitive and there are a number of independent global, regional or national competitors.  Competition among leaf tobacco merchants is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco.  In addition to the primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from suppliers and other independent leaf merchants with low fixed costs and overhead who have entered the leaf purchasing and processing business on a local basis.  Recently, Japan Tobacco, Inc. acquired a small leaf processor in Malawi, a small leaf processor in Brazil and formed a joint venture for tobacco leaf in the United States in order to enhance procurement of leaf directly from suppliers.  There is also competition in all countries to buy the available leaf tobacco and in many areas, total leaf tobacco processing capacity exceeds demand.

Reportable Segments

The purchasing, processing, selling and storing of leaf tobacco is similar throughout our business.  However, we maintain regional operating and financial management in North America, South America, Europe, Africa and Asia to monitor our various operations in these areas.  In reviewing these operations, we have concluded that the economic characteristics of South America are dissimilar from the other operating regions.  Based on this fact, we disclose South America separately and have aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions.”  Our financial performance is reviewed at this level and these regions represent our operating segments.  See Note N “Segment Information” to the “Notes to Consolidated Financial Statements” for financial information attributable to our reportable segments.

C.  Other

Research and Development

We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies.  However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Alliance One Employees

Alliance One’s consolidated entities employed approximately 5,000 persons, excluding seasonal employees, in our worldwide operations at March 31, 2010.  In the Other Regions operating segment, Alliance One’s consolidated entities employed approximately 4,100 employees at March 31, 2010 excluding approximately 7,400 seasonal employees.  During processing periods, most seasonal employees as well as approximately 200 full-time factory personnel in the United States are covered by collective bargaining agreements.  In the South America operating segment, Alliance One’s consolidated entities employed approximately 900 persons, excluding approximately 3,500 seasonal employees, at March 31, 2010.  We consider Alliance One’s employee relations to be satisfactory.

Government Regulation and Environmental Compliance

See Item 1A. “Risk Factors” for a discussion of government regulation.  Currently there are no material estimated capital expenditures related to environmental control facilities.

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company’s executive officers as of April 1, 2010 and the capacities in which they serve.  These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
Robert E. Harrison	56	Chairman, President and Chief Executive Officer

Robert A. Sheets	55	Executive Vice President - Chief Financial Officer

J. Henry Denny	59	Executive Vice President - Global Operations

J. Pieter Sikkel	46	Executive Vice President - Business Strategy and Relationship Management

Henry C. Babb	65	Senior Vice President - Chief Legal Officer and Secretary

Michael K. McDaniel	60	Senior Vice President - Human Resources

William D. Pappas	57	Senior Vice President - Chief Information Officer

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

J. Henry Denny has served as Executive Vice President – Global Operations since July 2009.  Previously, he served as Regional Director – North/Central America from April 2006 to July 2009 and Director of Leaf Purchasing for DIMON from 1995 to March 2006.

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

Risks Relating to Our Operations (Continued)

Suppliers who have historically grown tobacco and from whom we have purchased tobacco may elect to grow other crops instead of tobacco, which affects the world supply of tobacco and may impact our quarterly and annual financial performance.

Increases in the prices for other crops have led and may in the future lead suppliers who have historically grown tobacco, and from whom we have purchased tobacco, to elect to grow these other, more profitable items instead of tobacco.  A decrease in the volume of tobacco available for purchase may increase the purchase price of such tobacco.  As a result, we could experience an increase in tobacco crop acquisition costs which may impact our quarterly and annual financial performance.

Our advancement of inputs to tobacco suppliers could expose us to losses.

We advance inputs to our suppliers, which represent prepaid inventory, in many countries to allow the suppliers to grow tobacco, which we are contractually obligated to purchase. The advances to tobacco suppliers are settled as part of the consideration paid upon the suppliers delivering us unprocessed tobacco at market prices. Two primary factors determine the market value of the tobacco suppliers deliver to us: the quantity of tobacco delivered and the quality of the tobacco delivered. Unsatisfactory quantities or quality of the tobacco delivered could result in losses of amounts advanced to our tobacco suppliers or the deferral of those advances.

When we purchase tobacco directly from suppliers, we bear the risk that the tobacco will not meet our customers’ quality and quantity requirements.

In countries where we contract directly with tobacco suppliers, including Argentina, Brazil, the United States and certain African countries, we bear the risk that the tobacco delivered will not meet quality and quantity requirements of our customers. If the tobacco does not meet such market requirements, we may not be able to sell the tobacco we agreed to buy and may not be able to meet all of our customers’ orders, which would have an adverse effect on profitability and results of operations.

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

          A significant event impacting the condition or quality of a large amount of any of the tobacco crops we buy could make it difficult for us to sell such tobacco or to fill our customers’ orders.  In addition, in the event of climate change, adverse weather patterns could develop in the growing regions in which we purchase tobacco.  Such adverse weather patterns could result in more permanent disruptions in the quality and size of the available crop, which could adversely affect our business.

Our reliance on a small number of significant customers may adversely affect our results of operations.

Our customers are manufacturers of cigarette and other tobacco products. Several of these customers individually account for a significant portion of our sales in a normal year.

          For the year ended March 31, 2010, each of Philip Morris International, Inc., British American Tobacco p.l.c. and Japan Tobacco Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations.

          In addition, tobacco product manufacturers are experiencing consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

          Further, demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers.  Recently, one of our significant customers, Japan Tobacco, Inc., acquired a leaf processing business in Malawi and a leaf processing business in Brazil, and formed a joint venture to acquire tobacco leaf in the United States.  We believe that these transactions could have a material adverse effect on our financial condition and results of operations.

Risks Relating to Our Operations (Continued)

We face increased risks of doing business due to the extent of our international operations.

We do business in more than 45 countries, many of which do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from suppliers. For example, in 2006 as a result of the political environment, economic instability, foreign currency controls and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiaries.  Zimbabwe had imposed a requirement of governmental authorization of any dividends paid from our Zimbabwe operation, which had been unsuccessful in satisfying unattainable criteria set by the Reserve Bank of Zimbabwe and, therefore, in obtaining the necessary authorizations.

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

           Additionally, we are currently under investigation for potential criminal and civil violations of the FCPA. In March 2004, we discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia. Our Audit Committee engaged an outside law firm to conduct an investigation of activity relating to these accounts. The investigation revealed that there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act. In May 2004, we voluntarily reported the matter to the U.S. Department of Justice (“Justice”). Soon thereafter, we closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in our filings with the SEC. In August 2006, we learned that the SEC had issued a formal order of investigation of us and others to determine if these or other actions, including those in other countries in which we do business, may have violated the FCPA or other provisions of the Exchange Act and rules thereunder. In May 2008, we learned that Justice began conducting an investigation into possible violations of the FCPA or other federal criminal laws stemming from the same actions being investigated by the SEC.  We have been advised by Justice and the SEC that such agencies believe that violations of applicable federal laws have occurred.  We are engaging in discussions with both agencies to resolve their investigations into alleged violations of the Foreign Corrupt Practices Act and other federal securities laws.  Based on those discussions, resolution of the investigations is likely to include injunctive relief, disgorgement, fines, penalties and the retention of an independent compliance monitor.  Moreover, negotiations with the agencies have reached a stage at which an agreement in principle has been reached and we are able to estimate a probable loss in connection with these matters of $19.45 million for any disgorgement, fines and penalties.  This loss is recorded in Accrued Expenses and Other Income (Expense) in the consolidated balance sheet at March 31, 2010 and in the statement of consolidated operations for the year ended March 31, 2010, respectively.

Risks Relating to Our Operations (Continued)

We are subject to the Foreign Corrupt Practices Act (the “FCPA”), and we are currently under investigation by U.S. authorities for potential violations. (Continued)

           This agreement in principle is subject to the finalization and execution, with both the SEC and Justice, of definitive agreements and, further, is subject to the approval of a federal court having jurisdiction over this matter. Therefore, there can be no assurance that our negotiations with the SEC and Justice will result in a final resolution, and the amount of the loss upon final resolution may exceed our current estimate.  Further, we will incur additional costs associated with the retention of an independent monitor and with any changes we may implement.

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

          In addition to the two primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from suppliers, and new independent leaf merchants are entering the leaf purchasing and processing business. We face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level. These new independent merchants are buying an increasing portion of the crops in certain international markets, particularly Brazil and parts of Africa, where the new entrants have been able to capitalize in the global transition to those markets.  Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

Risks Relating to Our Operations (Continued)

We have identified several material weaknesses related to our internal control in the past, and there can be no assurance that material weaknesses will not be identified in the future.

As a result of our testing of our internal control over financial reporting for the year ended March 31, 2008, we identified certain matters involving our internal control over financial reporting that we and our independent registered public accounting firm determined to be material weaknesses under standards established by the Public Company Accounting Oversight Board.  Although we have remediated those material weaknesses in internal control over financial reporting, and we believe that our internal control over financial reporting was effective at March 31, 2010 and 2009 as reported elsewhere in this Annual Report and intend to continue to monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Risks Relating to Our Capital Structure

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions.

We access the short-term capital markets and, from time to time, the long-term markets to obtain financing.  Although we believe that we can continue to access the capital markets in fiscal 2011 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including:  (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets, which has been negatively impacted by the U.S. sub-prime debt turmoil; and (iii) the current state of the economy, including the tobacco industry.  There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

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

          As of March 31, 2010, we had approximately $189.0 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $619.3 million subject to limitations as provided for in our Credit Agreement.  Additionally against these lines there was $14.2 million available in unused letter of credit capacity with $5.3 million issued but unfunded.

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

We have a significant amount of indebtedness and debt service obligations. As of March 31, 2010, we had approximately $978.3 million of indebtedness. In addition, the indenture governing the notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.

Risks Relating to Our Capital Structure (Continued)

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on the notes and subjecting us to additional risks.  (Continued)

          Our substantial debt will have important consequences, including:

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

We may be able to incur substantial additional indebtedness in the future.  The terms of the indentures governing our publicly traded notes and our credit agreement restrict, but do not completely prohibit, us from doing so. Our senior secured credit facility provides for a revolving credit line that was recently increased to $290.0 million. There were no borrowings under this facility at March 31, 2010. If new debt is added to our current debt levels, the related risks we now face could intensify.

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

Risks Relating to Our Capital Structure (Continued)

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

The current global financial and credit crisis exposes us to a variety of risks.  We fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long term debt securities and customer advances.  We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These local operating lines typically extend for a term of 180 to 270 days and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  As of March 31, 2010, we had approximately $189.0 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $619.3 million.  In light of the global credit crisis it is uncertain whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity.  To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding.  In light of the current capital and credit market disruption and volatility, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all.  In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing revolving credit line, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge.  Further, there is additional risk that certain banks in the U.S. revolving credit line syndicate could be unable to meet contractually obligated borrowing requests in the future as a result of the global financial crisis.  In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels.  While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

Risks Related to the Current Global Financial Crisis (Continued)

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

The Family Smoking Prevention and Tobacco Control Act, which was enacted in June 2009, extends the authority of the Food and Drug Administration (FDA) to regulate tobacco products. This act authorizes the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards. The act imposes further restrictions on advertising of tobacco products, authorizes the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser, authorizes a study to determine whether the minimum age for the purchase of tobacco products should be increased and requires submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents.  The act also mandates warning labels and requires packaging to indicate the percentage of domestically grown tobacco and foreign grown tobacco included in the product.

Risks Relating to the Tobacco Industry (Continued)

Recent legislation and regulatory and other governmental initiatives could impose burdensome restrictions on the tobacco industry and reduce consumption of consumer tobacco products and demand for our services. (Continued)

          In addition, the act directs the FDA to promulgate regulations requiring that the methods used in, and the facilities and controls used for, the manufacture, preproduction design validation, packing, and storage of a tobacco product conform to current good manufacturing practice.  The act does not apply to tobacco leaf that is not in the possession of a manufacturer of tobacco products, or to the producers of tobacco leaf, including tobacco suppliers, tobacco warehouses, and tobacco supplier cooperatives unless those entities are controlled by a tobacco product manufacturer. The full impact of this legislation and the required regulatory actions is uncertain.  However, if the effect of such legislation is a significant reduction in consumption of tobacco products, it could materially adversely affect our business, volume, results of operations, cash flows and financial condition.

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

          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in February 2005, the World Health Organization (“WHO”) treaty, the Framework Convention for Tobacco Control (“FCTC”), entered into force. This treaty, to which 164 nations were parties at March 31, 2009, requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.

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

Risks Relating to the Tobacco Industry (Continued)

We have been, and continue to be, subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying and other payment practices. (Continued)

          Our subsidiaries in Spain, Italy and Greece have been subject to these investigations. In 2004, the EC fined us and our Spanish subsidiaries €4.4 million ($5.6 million) solely relating to the investigations in Spain. In respect of the Italian investigation, in October 2005, the EC announced that we and our Italian subsidiaries have been assessed a fine in the aggregate amount of €24.0 million ($28.8 million).  Several tobacco processors, suppliers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56.0 million ($67.0 million), inclusive of the fines imposed on us and our subsidiaries. We, along with the applicable subsidiaries, have appealed the decisions of the EC with respect to Spain and Italy to the Court of First Instance of the EC for the annulment or modification of the decision; but the outcome of the appeals process as to both timing and results is uncertain.

          In March 2005, the EC informed us that it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices. In relation to these investigations into certain tobacco buying and selling practices, the DGCOMP could decide to pursue investigations into other countries and additional fines may be assessed in those countries.

          We have been made aware of a review by the Malawi Government of the operation of its tobacco auction markets. Although the Government’s preliminary report suggests that there may have been violations by the leaf dealer industry of certain Malawi competition laws, the review is at an early stage and it is not possible to predict its outcome or its possible impact on us. We will continue to cooperate with the relevant authorities and are conducting our own internal investigation.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2010.

Corporate

Our corporate headquarters are located in Morrisville, North Carolina.

Facilities

We own a total of 14 production facilities in 9 countries.  We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season.  While we believe our production facilities have been efficiently utilized, we continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco.  We also believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand.

          The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

ITEM 2.    PROPERTIES (Continued)

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

ITEM 3.    LEGAL PROCEEDINGS (Continued)

          The Company has been advised by Justice and the SEC that such agencies believe that violations of applicable federal laws have occurred.  The Company is engaging in discussions with both agencies to resolve their investigations into alleged violations of the Foreign Corrupt Practices Act and other federal securities laws.  Based on those discussions, resolution of the investigations is likely to include injunctive relief, disgorgement, fines, penalties and the retention of an independent compliance monitor.  Moreover, negotiations with the agencies have reached a stage at which an agreement in principle has been reached and the Company is able to estimate a probable loss in connection with these matters of $19.45 million for any disgorgement, fines and penalties.  This loss is recorded in Accrued Expenses and Other Income (Expense) in the consolidated balance sheet at March 31, 2010 and in the statement of consolidated operations for the year ended March 31, 2010, respectively.  This agreement in principle is subject to the finalization and execution, with both the SEC and Justice, of definitive agreements and, further, is subject to the approval of a federal court having jurisdiction over this matter. Therefore, there can be no assurance that the Company’s negotiations with the SEC and Justice will result in a final resolution, and the amount of the loss upon final resolution may exceed the Company’s current estimate.  Further, the Company will incur additional costs associated with the retention of an independent monitor and with any changes the Company may implement.

          The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$9.9 million) plus interest and costs.

          On December 13, 2007, the Public Prosecutors’ offices in the States of Santa Catarina and Parana filed claims against the Company’s Brazilian subsidiary, Alliance One Brazil Exportadora de Tobaccos Ltda. and a number of other tobacco processors, on behalf of all tobacco suppliers in those states.  The lawsuits primarily assert that there exists an employment relationship between tobacco processors and tobacco suppliers.

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

          On July 23, 2009, the Company received notice that Sharpmind Enterprises, Ltd., a British Virgin Islands company, had filed in the United States District Court for the Eastern District of North Carolina, a claim against the Company seeking unspecified damages for an alleged breach of a sales representation agreement between the Company and Sharpmind.  Sharpmind has indicated that it would seek damages in excess of $2.0 million.  The Company has recorded an accrual it believes is adequate to satisfy the estimated financial outcome.  However, the Company intends to vigorously defend the claim.

ITEM 4.    RESERVED

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

	Alliance One Common Stock
	High	Low	Dividends Declared
Year Ended March 31, 2010
Fourth Quarter	$ 5.96	$ 4.50	$.000
Third Quarter	5.23	4.25	.000
Second Quarter	4.73	3.61	.000
First Quarter	5.71	3.19	.000

Year Ended March 31, 2009
Fourth Quarter	$ 4.25	$ 2.22	$.000
Third Quarter	4.22	1.97	.000
Second Quarter	5.30	3.50	.000
First Quarter	6.60	5.07	.000

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND                    ISSUER PURCHASES OF EQUITY SECURITIES (Continued)

          As of March 31, 2010, there were approximately 7,716 shareholders, including approximately 6,699 beneficial holders of our common stock.

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

Cumulative Total Return

	Fiscal Year Ending
	3/31/05	3/31/06	3/31/07	3/31/08	3/31/09	3/31/10

Alliance One International, Inc.	$100.00	$ 80.20	$152.31	$ 99.67	$ 63.37	$ 83.99

Custom Peer Group	$100.00	$ 83.57	$145.70	$160.51	$ 76.48	$141.32

S&P 500 Index	$100.00	$111.73	$124.95	$118.60	$ 73.43	$109.97

S&P Small Cap 600 Index	$100.00	$124.07	$130.63	$116.78	$ 72.33	$118.63

ITEM 6.    SELECTED FINANCIAL DATA

FIVE-YEAR FINANCIAL STATISTICS

Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share amounts and number of stockholders)	2010	2009	2008	2007	2006
Summary of Operations
Sales and other operating revenues	$2,308,299	$2,258,219	$2,011,503	$1,979,078	$2,112,685
Goodwill impairment	-	-	-	-	256,916
Restructuring and asset impairment charges	-	591	19,580	29,773	85,411
Debt retirement expense	40,353	954	5,909	3,860	66,474
Income (loss) from continuing operations	79,946	132,830	9,374	(1,962)	(423,558)
Income (loss) from discontinued operations	-	407	7,855	(18,730)	(24,104)
Net income (loss)	79,946	133,237	17,229	(20,944)	(447,662)
Net income (loss) attributable to Alliance One International, Inc.	79,167	132,558	16,861	(21,597)	(447,446)

Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$.89	$1.50	$.10	$(.03)	$(5.21)
Income (loss) from discontinued operations	-	-	.09	(.22)	(.30)
Net income (loss) attributable to Alliance One International, Inc.	.89	1.50	.19	(.25)	(5.51)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$.78	$1.49	$.10	$(.03)	$(5.21)
Income (loss) from discontinued operations	-	-	.09	(.22)	(.30)
Net income (loss) attributable to Alliance One International, Inc. (1)	.78	1.49	.19	(.25)	(5.51)

Cash dividends paid	-	-	-	-	.105
Book value	4.38	3.67	2.38	2.55	2.46

Balance Sheet Data
Working capital	$ 795,229	$ 608,179	$ 440,213	$ 531,983	$ 538,913
Total assets	1,911,199	1,758,519	1,712,865	1,653,872	1,904,124
Long-Term Debt	788,880	652,584	563,973	726,625	744,494
Stockholders’ equity attributable to Alliance One International, Inc.	390,400	326,661	211,467	225,546	214,187

Other Data
Ratio of Earnings to Fixed Charges (2)	1.63	2.07	1.02	1.12	-
Common shares outstanding at year end (4)	89,113	88,974	88,897	88,614	87,110
Number of stockholders at year end (3)	7,716	6,754	7,670	7,612	7,658

1)   For the years ended March 31, 2007 and March 31, 2006, all outstanding restricted stock and stock options are excluded because their inclusion would have an antidilutive effect on the loss per share.

2)   In 2006, fixed charges exceeded earnings by approximately $442,087.

3)   Includes the number of stockholders of record and non-objecting beneficial owners.

4)   Excluding 7,853 shares owned by a wholly owned subsidiary.

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

Financial Results

Revenues increased 2.2% and gross profit increased 9.9% over the prior year.  Operating income increased 9.5% over the prior year despite being negatively impacted by our recording a $19.5 million estimated loss in connection with an ongoing investigation of alleged violations of the Foreign Corrupt Practices Act as we have previously disclosed.  In addition, while our debt refinancing during the current year improved our long term liquidity position, we recorded $40.4 million in one-time debt retirement costs as well as incurred increased interest expense.  Our effective tax rate changed from a benefit rate of 20.1% to a benefit rate of 5.1%.  As a result of these one time charges and the change in our effective tax rate, our net income decreased $53.4 million from the prior year.

Liquidity

We modify our available liquidity as required to maintain appropriate business flexibility and cost controls. As of March 31, 2010, we had $824.6 million of cash and available credit comprised of $129.7 million of cash and $694.9 million in available credit inclusive of $270.0 million undrawn on our revolver, $416.1 million of notes payable to banks, and $8.8 million exclusively for letters of credit. Our liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, as well as other factors. We monitor and adjust funding sources based on a number of industry, business, and financial market dynamics, utilizing cash from operations, our revolving credit facility, short term credit lines throughout the world, sales of accounts receivable, active working capital management and advances from customers. Movement and changes between these various funding sources enhances our enterprise agility and ability to drive various business opportunities.

Outlook

The operating environment will remain dynamic including the volatile financial markets which impact currency rates worldwide.  Therefore, we will continue to focus on managing our financial resources prudently.  Global production for the next crop cycle is currently stable, though recent flooding in Brazil and dryer weather in Malawi will impact those markets.  Demand for leaf tobacco, other than in Asia, appears likely to decline.  However, crop sizes are not increasing significantly and global uncommitted inventories remain at lower levels.  Customers have begun to enhance their capability to procure leaf directly.  Japan Tobacco, Inc. has recently acquired small leaf processors in Malawi and Brazil and formed a joint venture for tobacco leaf in the United States.  While our volumes will be impacted by this change, most customers do not utilize the entire run of the crop.  As a result, they will continue to supplement their leaf and processing requirements with traditional purchases and services provided by leaf tobacco dealers. As we look ahead, hopefully to a more stable global economy, we will begin to refocus on reducing our leverage again, while managing working capital and capital expenditures.  Importantly, our customer centric strategy encompasses expense control, while investing for the future where appropriate returns exist, and is critical to continued plan execution and enhanced shareholder returns.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations

Consolidated Statement of Operations
	Twelve Months Ended March 31,
		Change			Change
(in millions)	2010	$	%	2009	$	%	2008
Sales and other operating revenues	$2,308.3	$ 50.1	2.2	$2,258.2	$ 246.7	12.3	$2,011.5
Gross profit	396.5	35.7	9.9	360.8	110.4	44.1	250.4
Selling, administrative and general expenses	155.4	(0.6)	(0.4)	156.0	(1.4)	(0.9)	157.4
Other income (expense)	(17.3)	(17.5)		0.2	(20.0)		20.2
Restructuring and asset impairment charges	-	(0.6)		0.6	(19.0)		19.6
Debt retirement expense	40.4	39.4		1.0	(4.9)		5.9
Interest expense	113.8	15.8		98.0	(3.9)		101.9
Interest income	4.6	0.8		3.8	(12.4)		16.2
Income tax expense (benefit)	(3.8)	18.2		(22.0)	(16.5)		(5.5)
Equity in net income of investee companies	2.0	0.5		1.5	(0.3)		1.8
Income from discontinued operations	-	(0.4)		0.4	(7.5)		7.9
Income attributable to noncontrolling interests	0.8	0.1		0.7	0.3		0.4
Net income attributable to the Company	$ 79.2	$(53.4)*		$ 132.6*	$ 115.7*		$ 16.9*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Twelve Months Ended March 31,
		Change			Change
(in millions, except per kilo amounts)	2010	$	%	2009	$	%	2008
Tobacco sales and other operating revenues:
Sales and other operating revenues	$ 2,238.1	$ 65.4	3.0	$ 2,172.7	$239.7	12.4	$ 1,933.0
Kilos	489.5	(8.5)	(1.7)	498.0	(58.1)	(10.4)	556.1
Average price per kilo	$ 4.58	$ 0.22	5.0	$ 4.36	$ 0.88	25.3	$ 3.48
Processing and other revenues	$ 70.2	$(15.3)	(17.9)	$ 85.5	$ 7.0	8.9	$ 78.5
Total sales and other operating revenues	$ 2,308.3	$ 50.1	2.2	$ 2,258.2	$246.7	12.3	$ 2,011.5

Comparison of the Year Ended March 31, 2010 to the Year Ended March 31, 2009

Summary

Sales and other operating revenues increased 2.2% from $2,258.2 million in 2009 to $2,308.3 million in 2010 and gross profit increased 9.9% from $360.8 million in 2009 to $396.5 million in 2010.  Sales increases are the result of a 5.0% or $0.22 per kilo increase in average sales prices partially offset by a 1.7% or 8.5 million kilo decrease in quantities sold and a $15.3 million decrease in processing and other revenues.  Gross profit as a percentage of sales increased from 16.0% in 2009 to 17.2% in 2010.  While selling, administrative and general expenses remained fairly constant, other operating income (expense) was negatively impacted by our recording an estimated loss of $19.5 million, including disgorgement and penalties, in connection with negotiations with the SEC and Department of Justice and their investigation of alleged violations of the Foreign Corrupt Practices Act.  See Note P “Contingencies” to the “Notes to Consolidated Financial Statements” for further information.  Including the estimated loss, our operating income still increased $19.4 million compared to the prior year.

          During 2010, we refinanced our credit facility and long-term debt.  As a result, we recorded $40.4 million in one-time debt retirement costs in 2010.  In addition, our interest costs increased $15.8 million as a result of higher debt levels after the refinancing.  Consequently, our pretax income decreased from $109.3 million in 2009 to $74.2 million in 2010.  Our effective tax rate changed from a benefit of 20.1% in 2009 to a benefit of 5.1% in 2010.  Our effective rates in both years vary significantly from the statutory tax rate due to foreign income tax rates that are lower than the U.S. rate, permanent differences related to local goodwill amortization and exchange gains and losses and currency translation adjustments.  In addition, in 2010, the effective tax rate varied from the statutory rate due to reductions in liabilities for unrecognized tax benefits and other factors.  In 2009, the effective tax rate was lower than the statutory rate due to the decrease in the valuation allowance.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2010 to the Year Ended March 31, 2009 (Continued)

South America Region

Tobacco revenues decreased $36.3 million or 4.2% primarily due to a decrease of 12.1 million kilos in quantities sold partially offset by an increase of $0.11 per kilo in average sales prices.  The decrease in volume is mainly attributable to carryover volumes sold in 2009 that did not recur in 2010 and smaller crop sizes. The increase in average sales price is primarily due to sales of higher priced lamina in the current year compared to the prior year and improved customer pricing.

          Although revenues decreased, gross profit increased $6.5 million primarily due to favorable variances related to supplier advances.  While product mix and improved customer pricing increased average sales prices, the increase was not sufficient to offset the impact of decreased volumes, increased prices of tobacco paid to suppliers and the exchange rate impact on purchase and processing costs which are denominated in local currency.  In addition, increased gains from derivative financial instruments were offset by increased exchange losses this year compared to the prior year due to the volatility of the Brazilian real.

Other Regions

Tobacco revenues increased $101.7 million or 7.8% primarily as a result of a $0.28 per kilo increase in average sales prices and an increase of 3.6 million kilos in quantities sold.  Processing and other revenues decreased 17.9% or $15.3 million primarily as a result of decreased processing volumes in Africa and Europe.  Gross profits increased $29.2 million in 2010 compared to 2009.

          Increased revenues and gross profits were primarily from the Africa, North America and Asia regions.  In the Africa region, Malawi had a record crop this year which was the primary driver in increasing revenues and gross profits this year compared to the prior year.  In addition, Tanzania prices increased compared to the prior year as a result of higher costs while their margins improved primarily due to the impact of favorable exchange rates. Kenya and Zambia operating results also improved which contributed to increased revenues and gross profits in the Africa region.

          In the North America region, revenues and gross profit increases were primarily due to better yields in the United States which lowered costs and the increased demand for our cut rag operations as consumers turn to lower priced U.S. products in response to tax increases on tobacco products by U.S. federal and state governments.  Our Canadian operations increased revenues and gross profits as a result of a fundamental change in the Canadian marketing system which began with this year’s crop.

          The primary driver in increased revenues and gross profits in the Asia region was increased sales from China of by-products at higher average sales prices as well as higher prices for lamina due to cost increases and product mix. Partially offsetting these gains were less opportunistic sales from Vietnam and the Philippines.  Increased revenues and gross profits from Indonesia were offset by decreased volumes sold of India and Thailand tobacco.

Comparison of the Year Ended March 31, 2009 to the Year Ended March 31, 2008

Summary

Sales and other operating revenues increased 12.3% from $2,011.5 million in 2008 to $2,258.2 million in 2009 and gross profit increased 44.1% from $250.4 million in 2008 to $360.8 million in 2009.  Sales increases are the result of a 25.3% or $0.88 per kilo increase in average sales prices and an 8.9% or $7.0 million increase in processing and other revenues partially offset by a 10.4% or 58.1 million kilo decrease in quantities sold.  Gross profit as a percentage of sales increased from 12.4% in 2008 to 16.0% in 2009.  Selling, administrative and general expenses decreased slightly while other operating income (expense) decreased $20.0 million in 2009 compared to 2008 primarily due to gains of approximately $9.5 million and $7.0 million on the non-recurring sales of the Malawi factory and Greek properties, respectively, in 2008.  The remaining decrease in other operating income (expense) is primarily the change in gains on other sales of fixed assets.  Restructuring and asset impairment charges decreased $19.0 million in 2009 compared with 2008.  While the charges in 2009 are primarily employee severance charges related to the closure of an operation in Germany, the charges in 2008 were asset impairment charges of $10.6 million incurred primarily as a result of a $6.1 million charge from the sale of our interest in Compania General de Tabacos de Filipinas (“CdF”) and an impairment charge of $2.7 million related to long-lived assets in Turkey as a result of significant reductions in future Turkish flue cured and burley tobacco volumes.  In addition, the 2008 charges included $9.0 million of substantially employee severance charges primarily in Malawi due to the sale of one of the Malawi factories, in Turkey due to the significant reductions in future volumes, in Brazil due to the sale of one of the operating facilities and other employee severance charges as the execution of our merger integration plan continued.  As a result, our operating income increased $110.9 million compared to the prior year.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

Comparison of the Year Ended March 31, 2009 to the Year Ended March 31, 2008 (Continued)

Summary (Continued)

          Debt retirement expense decreased in 2009 compared to 2008 as a result of higher debt prepayment and retirement in 2008 as well as other one time costs associated with the retirement of senior notes.  Interest expense decreased primarily due to our reduced financing costs for our Brazilian suppliers in 2009 compared to 2008 and lower average rates.  The decrease in interest expense was substantially offset by higher average borrowings.  Interest income was $3.8 million in 2009 and $16.2 million in 2008.  The decrease was primarily due to lower cash balances and decreased interest income from Brazilian supplier refinancing in 2009 compared to 2008.  Consequently, our pretax income increased from $2.0 million in 2008 to $109.3 million in 2009.

          Effective tax rates were a benefit of (20.1)% in 2009 and (268.8)% in 2008.  Effective tax rates are largely determined by the distribution of taxable income among various taxing jurisdictions as well as management’s judgment on the ability to realize the tax benefits of deferred tax assets.  The significant variance from the statutory tax rate in 2009 is due primarily to the decrease in the valuation allowance, foreign income tax rates lower than the U.S. rate, permanent differences related to local goodwill amortization, and to exchange gains and losses and currency translation adjustments.  Our valuation allowances are reviewed when the outlook for utilizing those credits changes. The significant variance from the statutory rate in 2008 is due primarily to permanent differences related to local goodwill amortization and to exchange gains and losses and currency translation adjustments, partially offset by an increase to the valuation allowance.  Income from discontinued operations decreased $7.5 million primarily due to gains on the sale of the remaining wool assets of $7.2 million in 2008.

South America Region

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

          Gross profit increased $26.1 million primarily as a result of the nonrecurrence of significant supplier unfavorable variance and interstate trade tax provisions in the prior year.  In 2008, as a result of the poor quality of the 2006 crop and the resulting surplus quantities on hand combined with substantial increases in both green tobacco and tobacco processing costs for the 2006 and 2007 crops due to the strengthening Brazilian real, 2007 crop production and purchases declined as expected.  The continued decline in market conditions again resulted in an increased supplier unfavorable variance for the 2007 crop.  As a result, a $37.5 million provision for unrecoverable supplier advances associated with supplier accounts related to the cumulative impact of the lower quality of the 2006 crop and smaller 2007 crop was recorded.  The positive impact on gross profit from the nonrecurrence of these provisions in 2009 was partially offset by the impact of decreased volumes and net losses on derivative financial instruments.  During 2009, the gross profit from sales of the 2008 crop remain negatively impacted by higher supplier unfavorable variance and other costs that result from the decreased supply of tobacco volumes available.  However, increased sales prices mitigate the impact of these higher costs.  The net impact to gross profit from derivative financial instruments was a reduction of $9.3 million compared to the prior year as a result primarily of the volatility in the Brazilian real.

Other Regions

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources

Overview

Historically we have needed capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to suppliers for tobacco crops in certain foreign countries.  Purchasing, processing and selling activities of our business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be significantly greater or less as a result.  Our long term borrowings consist of unsecured senior and convertible senior subordinated notes as well as a senior secured revolving credit facility. We also have short term lines of credit available with a number of banks throughout the world to provide needed seasonal working capital to correspond with regional peaks of our business. Over the fiscal year a combination of further devaluation of the U.S. dollar versus some of the currencies that we experience costs in, partially offset by higher customer advances, along with increased green tobacco costs have resulted in increased working capital requirements financed with higher levels of long term debt available during the second quarter refinancing that resulted in lower short term capital utilization.  Looking forward, and as the global economy recovers, we will shift fixed rate long term debt being used for working capital back to our U.S. revolver and seasonal working capital lines.  As of March 31, 2009, we reported a balance of $37.3 million on our balance sheet as debt related to financing for certain supplier advances.  As of March 31, 2010, this balance has been repaid in its entirety.  Over the last twelve months, as a result of the refinancing and larger cash balances on hand, we slightly increased debt, net of cash, by $4.4 million from $844.2 million as of March 31, 2009 to $848.6 million as of March 31, 2010.  As a result of the refinancing the makeup of our debt is longer term in nature with a significant portion of the maturities extending out to 2016. From time to time in the future, we may elect to redeem, repay, retire or cancel indebtedness prior to stated maturity under our senior secured credit agreement or indentures, as permitted therein.

          At March 31, 2010, we had $129.7 million in cash on our balance sheet, no borrowings under our $270.0 million revolving credit facility with $270.0 million available, $189.0 million outstanding under foreign lines with $416.1 million available under those lines and $2.5 million outstanding of other debt for a total of $815.8 million of debt availability and cash on hand around the world, excluding $5.3 million in issued but unfunded letters of credit with $8.8 million available. Another source of liquidity as of March 31, 2010 was $79.6 million funded under our $100.0 million receivable sale program.  Additionally, customers advances were $102.3 million in 2010 compared to $44.4 million in 2009.  To the extent that these customers do not provide this advance funding, we must provide financing for their inventories.  Should customers pre-finance less in the future for committed inventories, this action could negatively affect our short term liquidity.  At March 31, 2010, we had no material capital expenditure commitments with the exception of our Santa Catarina factory.  See Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for further information.  We believe that the sources of capital we possess, or have access to, will be sufficient to fund our anticipated needs for fiscal year 2011.  No cash dividends were paid to stockholders during the twelve months ended March 31, 2010.  See Note G “Short-term Borrowing Arrangements” and Note Q “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

          Seasonal liquidity beyond cash flow from operations is provided by our revolving credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable.  As of March 31, 2010, we are in our working capital build. In South America we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well.  North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital

Our working capital increased from $608.2 million at March 31, 2009 to $795.2 million at March 31, 2010.  Our current ratio was 2.4 to 1 at March 31, 2010 compared to 2.0 to 1 at March 31, 2009.  The increase in working capital is primarily related to decreases in notes payable to banks and current portions of long term debt as a result of our debt refinancing in the second quarter.  The increase in working capital is also related to increased cash and accounts receivable balances as well as increased recoverable and current deferred tax assets.  Increases in inventories and advances to tobacco suppliers were primarily offset by increases in advances from customers.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Working Capital (Continued)

          The following table is a summary of items from the Consolidated Balance Sheet and Consolidated Statements of Cash Flows.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2010	$	%	2009	$	%	2008
Cash and cash equivalents	$ 129.7	$ 42.0	47.9	$ 87.7	$ (24.5)	(21.8)	$ 112.2
Net trade receivables	207.4	31.7	18.0	175.7	(5.3)	(2.9)	181.0
Inventories and advances to tobacco suppliers	894.9	82.5	10.2	812.4	10.6	1.3	801.8
Total current assets	1,382.9	163.3	13.4	1,219.6	27.7	2.3	1,191.9
Notes payable to banks	189.0	(72.5)	(27.7)	261.5	(125.7)	(32.5)	387.2
Accounts payable	146.4	26.2	21.8	120.2	(38.3)	(24.2)	158.5
Advances from customers	102.3	57.9	130.4	44.4	(47.5)	(51.7)	91.9
Total current liabilities	587.7	(23.7)	(3.9)	611.4	(140.3)	(18.7)	751.7
Current ratio	2.4 to 1			2.0 to 1			1.6 to 1
Working capital	795.2	187.0	30.7	608.2	168.0	38.2	440.2
Total long term debt	788.9	136.3	20.9	652.6	88.6	15.7	564.0
Stockholders’ equity attributable to Alliance One International, Inc.	390.4	63.7	19.5	326.7	115.2	54.5	211.5

Net cash provided (used) by:
Operating activities	111.3	77.7		33.6	(4.2)		37.8
Investing activities	(9.3)	22.9		(32.2)	(89.6)		57.4
Financing activities	(59.3)	(43.8)		(15.5)	52.9		(68.4)

Operating Cash Flows

Net cash provided by operating activities increased $77.7 million in 2010 compared to 2009 which decreased $4.2 million compared to 2008.  The increase in 2010 compared to 2009 is primarily due to higher levels of pre-financing by customers.  Partially offsetting these increases are reduced earnings and the reversal of non-cash exchange gains.  Significant increased earnings in 2009 combined with the decrease in inventory and advances to suppliers was substantially offset by the increase in trade and other receivables and in deferred items when compared to 2008.

Investing Cash Flows

Net cash used by investing activities decreased $22.9 million in 2010 compared to 2009 which increased $89.6 million compared to 2008.  The decrease in cash used in 2010 compared to 2009 is primarily a reduction in the purchase of foreign currency derivatives compared to 2009.  Also decreasing cash used in 2010 was less costs incurred for internally developed software as we began our global implementation of SAP in 2009.  The increase in cash used in 2009 compared to 2008 is primarily due to a decrease in proceeds from the sale of property and equipment, cash received from the sale of CdF in 2008 and the purchase of foreign currency derivatives in 2009.

Financing Cash Flows

Net cash used by financing activities increased $43.8 million in 2010 compared to 2009 which decreased $52.9 million compared to 2008.  The increase in cash used in 2010 compared to 2009 is primarily increased repayments of our short term borrowings and $76.1 million in increased debt issuance, debt retirement and other debt related costs primarily associated with our debt refinancing this year.  Partially offsetting these decreases are not having short term demand notes in 2010 and more net proceeds from long term borrowings also due to our debt refinancing in 2010.  The decrease in cash used in 2009 compared to 2008 is primarily due to increased proceeds from long term borrowings due to $120.0 million outstanding under our revolver at March 31, 2009 and a decrease in repayment of long term borrowings due to significant prepayment of senior notes and retirement of Term Loan B in 2008.  Partially offsetting the decrease in cash used is less proceeds from short term demand notes and the significant repayment of short term borrowings.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

         The following table summarizes our debt financing as of March 31, 2010:

			March 31, 2010
	Outstanding		Lines and
	March 31,	March 31,	Letters	Interest		Long Term Debt Repayment Schedule
	2009	2010	Available	Rate		2011	2012	2013	2014	2015	Later
Senior secured credit facility:
Revolver	$120.0	$ -	$270.0			$ -	$ -	$ -	$ -	$ -	$ -

Senior notes:
10% senior notes due 2016 (4)	-	642.2	-	10.0%	(4)	-	-	-	-	-	642.2
11% senior notes due 2012	264.4	-	-	11.0%		-	-	-	-	-	-
8 ½% senior notes due 2012 (5)	149.5	29.6	-	8.5%		-	-	29.6	-	-	-
Other (1)	10.2	-	-			-	-	-	-	-	-
	424.1	671.8	-			-	-	29.6	-	-	642.2

5 ½% convertible senior subordinated notes due 2014	-	115.0	-	5.5%		-	-	-	-	115.0	-

12 ¾% senior subordinated notes due 2012	84.0	-	-	12.8%		-	-	-	-	-	-

Other long-term debt	42.4	2.5	-	9.0%	(2)	0.4	1.6	0.1	0.1	-	.3

Notes payable to banks (3)	261.5	189.0	416.1	7.5%	(2)	-	-	-	-	-	-

Total debt	$931.9	$ 978.3	686.1			$0.4	$1.6	$29.7	$ 0.1	$115.0	$642.5

Short term	$261.5	$ 189.0
Long term:
Long term debt current	$ 17.8	$ 0.4
Long term debt	652.6	788.9
	$670.4	$ 789.3

Letters of credit	$ 3.8	$ 5.3	8.8

Total credit available			$694.9

(1) Notes redeemed in total as of December 4, 2009.

(2) Weighted average rate for the twelve months ended March 31, 2010

(3) Primarily foreign seasonal lines of credit

(4)  Repayment of $642.2 is net of original issue discount of $27.8.  Total repayment will be $670.0.  At March 29, 2010, the interest rate increased to 10.5% pending completion of a registered exchange offer for these notes.

(5) Repayment of $29.6 is net of original issue discount of $.07. Total repayment will be $29.6.

We completed a number of refinancing transactions, which are described below.

Senior Secured Credit Facility

On July 2, 2009, we entered into a Credit Agreement (the “Credit Agreement”), with a syndicate of banks that replaced our $305.0 million Amended and Restated Credit Agreement dated March 30, 2007 and provides for a senior secured credit facility (the “Credit Facility”) that consists of:

•

a three and one-quarter year $270.0 million revolver (the “Revolver”) which initially accrues interest at a rate of LIBOR plus 2.50%.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Senior Secured Credit Facility (Continued)

        The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  The Credit Agreement permits us to add $55.0 million in commitments from existing or additional lenders which would increase the amount of the Revolver to $325.0 million.  As of April 7, 2010, we exercised $20.0 of the $55.0 incremental borrowing to increase the amount of the Revolver to $290.0.

First Amendment.  On August 24, 2009, we closed the First Amendment to the Credit Agreement which included the following modifications effective August 24, 2009:

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

Second Amendment.  Effective June 9, 2010, we closed the Second Amendment to the Credit Agreement.  See Note U “Subsequent Event” to the “Notes to Consolidated Financial Statements” for further information.

Borrowers and Guarantors.  One of our primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), is co-borrower under the Revolver, and our portion of the borrowings under the Revolver is limited to $200.0 million outstanding at any one time.  One of our primary foreign trading companies, Alliance One International AG (“AOIAG”), is a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations are also guaranteed by us and must be guaranteed by any of our material direct or indirect domestic subsidiaries of which we have none.

Collateral.  Our borrowings under the Credit Facility are secured by a first priority pledge of:

•

100% of the capital stock of any domestic subsidiary held directly by us or by any material domestic subsidiary;

•

100% of the capital stock of any material domestic subsidiary;

•

100% of the capital stock of any material foreign subsidiary held directly by us or any domestic subsidiary; provided that not more than 65% of the voting stock of any material foreign subsidiary is required to be pledged to secure our obligations or those of any domestic subsidiary;

•

U.S. accounts receivable and U.S. inventory owned by us or our material domestic subsidiaries (other than inventory the title of which has passed to a customer and inventory financed through customer advances and certain other exceptions); and

•

Intercompany notes evidencing loans or advances we make to subsidiaries.

          In addition, Intabex’s borrowings under the Credit Facility are secured by a pledge of 100% of the capital stock of Intabex, AOIAG, certain of our and Intabex’s material and other foreign subsidiaries and the collateral described above for our borrowings.

Financial Covenants.  The Credit Facility includes certain financial covenants and required financial ratios, including:

•

a minimum consolidated interest coverage ratio of not less than 1.90 to 1.00;

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter, which ratio is 5.50 to 1.00 for the fiscal quarter ended March 31, 2010;

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

          We continuously monitor our compliance with these covenants.  If we fail to comply with any of these covenants and are unable to obtain the necessary amendments or waivers under the Credit Agreement, the lenders under the Credit Agreement have the right to accelerate the outstanding loans thereunder and demand repayment in full and to terminate their commitment to make any further loans under the Credit Facility.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing our senior notes and convertible senior subordinated notes and could impair access to our seasonal operating lines of credit in local jurisdictions.  A default under the Credit Agreement would have a material adverse effect on our liquidity and financial condition.  At March 31, 2010, we are in compliance with these covenants.  We record all fees and third-party costs associated with the Credit Agreement, including amendments thereto, in accordance with accounting guidance for changes in line of credit or revolving debt arrangements.

          As a result of terminating the $305.0 million Amended and Restated Credit Agreement dated March 30, 2007, we accelerated approximately $5.7 million of deferred financing costs.

Senior Notes

On July 2, 2009, we issued $570.0 million of 10% Senior Notes due 2016 (the “Senior Notes”). The Senior Notes were priced at 95.177% of the face value, for gross proceeds of approximately $542.5 million and representing a yield to maturity of 11.0%.  On August 26, 2009, we issued an additional $100.0 million tranche of 10% Senior Notes due 2016.  The notes were priced at 97.500% of the face value, for gross proceeds of approximately $97.5 million and representing a yield to maturity of 10.512%.  These additional notes form part of the same series as the Senior Notes issued on July 2, 2009.  The aggregate principal amount of the outstanding Senior Notes is $670.0 million.  We entered into registration rights agreements in connection with the issuance of the Senior Notes providing for us to register with the Securities and Exchange Commission and complete, within specified time periods, an offer to exchange for the Senior Notes registered notes in substance identical to the Senior Notes.  We have not yet registered such an exchange offer and as a consequence the interest rate on the Senior Notes increased to 10.5% on March 29, 2010 and is subject to further incremental increases up to 11.0% if we do not register and complete the exchange offer within specified time periods.  The Senior Notes are required to be guaranteed by any of our “material domestic subsidiaries” as defined in the indenture governing the Senior Notes.  Because no subsidiary is, or has been at any relevant time, a “material domestic subsidiary,” the Senior Notes are not guaranteed by any subsidiaries of us, though such a guarantee would be required if any subsidiary subsequently qualifies as a “material domestic subsidiary.”  The indenture governing the Senior Notes contains covenants that, among other things, limit our ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of our assets; grant liens on our assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to us by our subsidiaries; sell or otherwise dispose of assets, including equity interests of our subsidiaries; enter into transactions with our affiliates; and enter into certain sale and leaseback transactions.  If a change of control (as defined in the indenture governing the Senior Notes) occurs at any time, holders of the Senior Notes will have the right, at their option, to require us to repurchase all or a portion of the Senior Notes for cash at a price equal to 101% of the principal amount of Senior Notes being repurchased, plus accrued and unpaid interest.

Convertible Senior Subordinated Notes

On July 2, 2009, we issued $100.0 million of 5 ½% Convertible Senior Subordinated Notes due 2014 (the “Convertible Notes”). We granted the initial purchasers of the Convertible Notes an option to purchase up to an additional $15.0 million of Convertible Notes solely to cover over-allotments. The initial purchasers exercised the option and purchased an additional $15.0 million of the Convertible Notes on July, 15, 2009.  Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion into shares of our common stock at the then-applicable conversion rate until the close of business on the second scheduled trading day immediately preceding the maturity date.  The initial conversion rate for the Convertible Notes is 198.8862 shares of common stock per $1,000 principal amount of Convertible Notes.  The conversion rate is subject to adjustments based on certain events as described in the indenture governing the Convertible Notes. In addition, upon the occurrence of certain fundamental changes (as defined in the indenture governing the Convertible Notes), a holder that converts its notes in connection with such a fundamental change may be entitled to receive a make-whole premium in the form of an increase in the conversion rate.  In addition, if such a fundamental change occurs at any time, holders of the Convertible Notes will have the right, at their option, to require us to repurchase all or a portion of the Convertible Notes for cash at a price equal to 100% of the principal amount of the Convertible Notes to be repurchased plus accrued and unpaid interest.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes, we entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) with three counterparties, one initial purchaser of the Convertible Notes and affiliates of two other initial purchasers (the “hedge counterparties”).  The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of our common stock that initially underlie the Convertible Notes and expire on the last day that any Convertible Notes remain outstanding.  We also entered separately into privately negotiated warrant transactions (the “warrant transactions”) relating to the same number of shares of our common stock with the hedge counterparties.  The convertible note hedge transactions are expected to reduce the potential dilution with respect to our common stock upon conversion of the Convertible Notes in the event that the value per share of common stock, as measured under the convertible note hedge transactions, during the applicable valuation period, is greater than the strike price of the convertible note hedge transactions, which corresponds to the $5.0280 per share initial conversion price of the Convertible Notes and is similarly subject to customary anti-dilution adjustments.  If, however, the price per share of our common stock, as measured under the warrants, exceeds the strike price of the warrant transactions during the applicable valuation period, there would be dilution from the issuance of common stock pursuant to the warrants.  The warrants have a strike price of $7.3325 per share, which is subject to customary anti-dilution adjustments and the maximum number of shares that could be issued under the warrant transactions is 45,743,836.  The warrants expire in daily installments commencing on October 15, 2014 and ending on April 8, 2015.  Both the convertible note hedge transactions and the warrant transactions require physical net-share settlement and are accounted for as equity instruments.

Tender of Existing Notes

On July 2, 2009, we applied a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes to fund the purchase $467.5 million aggregate principal amount of our existing notes pursuant to an early settlement of a cash tender offer (the “Tender Offer”) for any and all of our 11% Senior Notes due 2012, 8 ½% Senior Notes due 2012, 12 ¾% Senior Subordinated Notes due 2012, 9 ⅝% Senior Notes due 2011, 7 ¾% Senior Notes due 2013 and 8% Senior Notes due 2012, Series B (collectively, the “Existing Notes”).  On July 9, 2009, we applied a portion of the remaining net proceeds to fund the purchase of an additional $1.1 million aggregate principal amount of Existing Notes in connection with the final settlement of the Tender Offer.  The following table sets forth the principal amount of the Existing Notes outstanding at the commencement of the Tender Offer and the principal amount of the Existing Notes that we purchased:

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

          As a result of the repurchase, defeasance and redemption of the Existing Notes as described in the foregoing table, we accelerated approximately $5.6 million of deferred financing costs and $5.6 million of amortization of original issue discount.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Amendment of Certain Existing Notes

On July 2, 2009, in connection with the early settlement of the Tender Offer with respect to our 11% Senior Notes due 2012, 8 ½% Senior Notes due 2012 and 12 ¾% Senior Subordinated Notes due 2012 (the “Alliance One Notes”), certain amendments to the indentures governing the Alliance One Notes became operative and effective.  These amendments eliminated substantially all of the restrictive covenants, eliminated requirements for subsidiary guarantees and requirements to conduct repurchase offers following certain events, including a change in control, modified redemption notice periods from 30 days to three business days, eliminated or modified certain events of default and certain conditions to defeasance of the Alliance One Notes, and eliminated or modified related provisions contained in the indentures governing the Alliance One Notes.

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2010, we had approximately $189.0 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $619.3 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $14.2 million available in unused letter of credit capacity with $5.3 million issued but unfunded.

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2010.

		Payments / Expirations by Period
(in millions)	Total	2011	Years 2012-2013	Years 2014-2015	After 2015
Long-Term Debt Obligations*	$1,276.7	$ 81.9	$ 191.7	$ 266.7	$ 736.4
Capital Lease Obligations*	0.3	0.1	0.1	0.1	-
Operating Lease Obligations	28.3	8.1	9.3	5.2	5.7
Capital Expenditure Commitments	10.3	10.3	-	-	-
Tobacco Purchase Obligations	746.9	746.9	-	-	-
Retained Interest in Receivables Sold	25.1	25.1	-	-	-
Amounts Guaranteed for Tobacco Suppliers	184.4	174.8	7.7	1.9	-
Total Contractual Obligations and Other Commercial Commitments	$2,272.0	$1,047.2	$ 208.8	$ 273.9	$ 742.1

*

Long-Term Debt Obligations and Capital Lease Obligations include projected interest for both fixed and variable rate debt.  We assume that there will be no drawings on the senior secured revolving credit facility in these calculations.  The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2010.  These calculations also assume that there is no refinancing of debt during any period.  These calculations are on Long-Term Debt Obligations and Capital Lease Obligations only.

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

Lease Obligations

We have both capital and operating leases.  In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying Consolidated Balance Sheet.  The operating leases are for land, buildings, automobiles and other equipment; the capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2015.  Operating assets that are of long-term and continuing benefit are generally purchased.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Liquidity and Capital Resources (Continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (Continued)

Tobacco Purchase Obligations

Tobacco purchase obligations result from contracts with suppliers, primarily in the United States, Brazil and Turkey, to buy either specified quantities of tobacco or the supplier’s total tobacco production.  Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco.  Payment of these obligations is net of our advances to these suppliers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business.

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

Planned Capital Expenditures

We have projected a total of $75.0 million in capital investments for our 2011 fiscal year.  We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.  Commitments of approximately $46.0 million are included in these projections for construction of a new tobacco processing facility in the State of Santa Catarina of which $10.3 million is under contract as of March 31, 2010 and is included in the table above.

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

          We consider unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely.  No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with ASC 740.  We regularly review the status of the accumulated earnings of each of our foreign subsidiaries and reassess this determination as part of our overall financing plans.  Following this assessment, we provide deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested.  See Note L “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates (Continued)

          Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions.  Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied.  Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee.  Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements.  For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  See Note A “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” which discusses the significant accounting policies that we have adopted.

Inventories

Costs included in inventory include processed tobacco inventory, unprocessed tobacco inventory and other inventory costs.

          Inventories are valued at the lower of cost or market (“LCM”), which requires us to make significant estimates in assessing our inventory balances for potential LCM adjustments. We evaluate our inventories for LCM adjustments by country and type of inventory.  Therefore, processed tobacco and unprocessed tobacco are evaluated separately for LCM purposes.

          We compare the cost of our processed tobacco to market values based on recent sales of similar grades when evaluating those balances for LCM adjustments. We also consider whether our processed tobacco is committed to a customer, whereby the expected sales price would be utilized in determining the market value for committed tobacco.

          We review data on market conditions in performing our LCM evaluation for our unprocessed tobacco. Further, we identify the tobacco cost plus estimated costs to complete and compare those costs to the current market prices based on purchase commitments in determining whether an LCM adjustment is needed on our unprocessed tobacco.

          See Note A “Significant Accounting Policies - Inventories” and Note B “Inventories” to the “Notes to Consolidated Financial Statements” for further information.

Income Taxes

Our annual tax rate is based on our income, statutory tax rates, exchange rates and tax planning opportunities available to us in the various jurisdictions in which we operate. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities. Significant judgment is required in determining our tax expense and in evaluating our tax positions including evaluating uncertainties under ASC 740.  We review our tax positions quarterly and adjust the balances as new information becomes available.

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

Advances to Tobacco Suppliers

We evaluate our advances to tobacco suppliers, which represent prepaid inventory, for recoverability by crop and country. Our recoverability assessment for our advances to tobacco suppliers and our LCM evaluation for our inventories achieve a similar objective. We reclass the advances at the time suppliers deliver tobacco. The purchase price for the tobacco delivered by the suppliers is based on market prices. Two primary factors determine the market value of the tobacco suppliers deliver to us: the quantity of tobacco delivered and the quality of the tobacco delivered. Therefore, and at the time of delivery, we ensure our advances to tobacco suppliers are appropriately stated at the lower of cost or their recoverable amounts.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                   CONDITION AND RESULTS OF OPERATIONS (Continued)

Critical Accounting Estimates (Continued)

Advances to Tobacco Suppliers (Continued)

          Upon delivery of tobacco, part of the purchase price to the supplier is paid in cash and part through a reduction of the advance balance.  If a sufficient value of tobacco is not delivered to allow the reduction of the entire advance balance, then we first determine how much of the deficiency for the current crop is recoverable through future crops. This determination is made by analyzing the suppliers’ ability-to-deliver a sufficient supply of tobacco. This analysis includes historical quantity and quality of production with monitoring of crop information provided by our field service technicians related to flood, drought and disease. The remaining recoverable advance balance would then be classified as noncurrent.  Any increase in the estimate of unrecoverable advances associated with the noncurrent portion is charged to cost of goods and services sold in the income statement when determined.

          Amounts not expected to be recovered through current or future crops are then evaluated to determine whether the yield is considered to be normal or abnormal.  If the yield adjustment is normal, then we capitalize the applicable variance in the current crop of inventory. If the yield adjustment is considered abnormal, then we immediately charge the applicable variance to cost of goods and services sold in the income statement. A normal yield adjustment is based on the range of unrecoverability for the previous three years by country.   Our normal yield in the South America region is 5% - 7%.

          We account for our advances to tobacco suppliers using a cost accumulation model, which results in reporting our advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest.  The mark-up and interest on our advances are recognized upon delivery of tobacco as a decrease in our cost of the current crop.

          The following table illustrates the amounts of favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) that will be capitalized into inventory when the crop has been purchased as of March 31, 2010, 2009 and 2008.   The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of sales.  See Note A “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information on the various components noted below.  Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle.

(in millions)	2010	2009	2008
Favorable variances (including mark-up)	$ 50.6	$ 49.2	$ 35.3
Unfavorable variances (including unrecoverable advances)	(25.1)	(23.1)	(38.7)
Net favorable / (unfavorable) variance in crop cost in inventory	$ 25.5	$ 26.1	$ (3.4)

South America Region

The price, and the resulting mark-up, of the inputs we advance is determined at the beginning of each season and depends on various market considerations. We purchase and advance the inputs in the currency of the local market. The favorable variances increased from 2008 to 2009 primarily as a result of local currency appreciation against the U.S. dollar. Additionally, the inputs advanced for the 2009 crop were greater than the inputs advanced for the 2008 crop, which resulted in an increase in the favorable variances from 2008 to 2009 in absolute dollar terms. The amount of inputs advanced for the 2010 crop were less than the inputs advanced for the 2009 crop. Additionally, the local currency depreciated against the U.S. dollar. However, these reductions were offset by an increase in the input prices we are advancing to our suppliers and lower input acquisition costs. These factors resulted in a relatively consistent favorable year-over-year variance from 2009 to 2010. We believe the favorable variances relating to the 2009 and 2010 crops are representative of average favorable variance levels.

          We base our estimate of the unrecoverable advances on numerous factors, including, but not limited to our expectations of the quantity and quality of tobacco our suppliers will deliver to us. The 2006 and 2007 South America crops were of poor quality. This resulted in suppliers not being able to settle the entire amount of their advances that were due these years and instead settle them over future crops. This resulted in increased leverage on our suppliers when combined with current crop inputs that were advanced for the 2008 crop. The increased leverage driven primarily from the lower quality 2006 and 2007 crops resulted in a higher unrecoverable advance provision in 2008 when compared to 2009 and 2010. The unfavorable variances relating to the 2009 crop returned to an average level.  The estimated unfavorable variances relating to the 2010 crop are impacted by heavier than average rains in certain areas of South America but will still be within average unfavorable variance levels.

Other Regions

Within the Other Regions, Africa and Guatemala are the primary areas where we advance some inputs to suppliers for the coming crop.  Advances to tobacco suppliers in most other areas are primarily cash advances to third party commercial suppliers.  The Company did not incur substantial net variances within the Other Regions operating segments for 2008, 2009 and 2010 that were absorbed into inventory.

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

          We have no other intangible assets with indefinite useful lives. We test other identified intangible assets with defined useful lives and subject to amortization whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We perform this test by initially comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the carrying amount of an intangible asset exceeds its estimated future undiscounted cash flows, then an impairment loss would be indicated.  The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows.  We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives.  The factors considered are similar to those outlined in the goodwill impairment discussion above.  See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions.  Changes in assumptions are made if there are significant deviations or if future expectations change significantly.  Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $0.7 million in the fiscal year ended March 31, 2011 as compared to March 31, 2010.  We continually evaluate ways to better manage benefits and control costs.  The cash contribution to our employee benefit plans in 2010 was $9.2 million and is expected to be $9.6 million in 2011.

          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.  Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.

          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(16,295)	$ (2,357)
1% decrease in discount rate	$ 18,489	$ 4,751

1% increase in salary increase assumption	$ 1,383	$ 509
1% decrease in salary increase assumption	$ (1,309)	$ (461)

1% increase in cash balance crediting rate	$ 1,677	$ 255
1% decrease in cash balance crediting rate	$ (1,470)	$ (155)

1% increase in rate of return on assets		$ (626)
1% decrease in rate of return on assets		$ 626

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

          In January 2010, the FASB issued new accounting guidance on fair value measurements and disclosures. This guidance will require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It will also require reporting entities to present separately information about purchases, sales, issuances, and settlements in their Level 3 fair value reconciliations. The new disclosures and clarifications of existing disclosures (the Level 1 and Level 2 changes) was effective for us on January 1, 2010. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements will be effective for us on April 1, 2011. We do not expect these new disclosure requirements to have a material impact on our financial condition or results of operations.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  In our cost of goods and services sold, we have recognized exchange gains (losses) of $(8.1) million, $9.9 million and $2.2 million for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.  We recognized exchange gains (losses) of $20.3 million, $(9.9) million and $1.9 million related to tax balances in our tax expense for the fiscal years ended March 31, 2010, 2009 and 2008, respectively.  In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income.  We recognized a loss of $1.8 million and $7.0 million in 2010 and 2009, respectively, as a result of fluctuations in these currencies.

          Our consolidated selling, administrative and general (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses accounted for approximately 29% or $44.9 million of our total SG&A expenses for the twelve months ended March 31, 2010.  A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.5 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in interest rates would increase or decrease our reported interest cost by approximately $11.6 million.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2010	2009	2008
Sales and other operating revenues	$2,308,299	$2,258,219	$2,011,503
Cost of goods and services sold	1,911,849	1,897,380	1,761,111
Gross profit	396,450	360,839	250,392
Selling, administrative and general expenses	155,376	156,000	157,405
Other income (expense)	(17,260)	214	20,188
Restructuring and asset impairment charges	-	591	19,580
Operating income	223,814	204,462	93,595
Debt retirement expense	40,353	954	5,909
Interest expense	113,819	97,984	101,885
Interest income	4,550	3,808	16,245
Income before income taxes and other items	74,192	109,332	2,046
Income tax benefit	(3,791)	(22,020)	(5,499)
Equity in net income of investee companies	1,963	1,478	1,829
Income from continuing operations	79,946	132,830	9,374
Income from discontinued operations, net of tax	-	407	7,855
Net income	79,946	133,237	17,229
Less: Net income attributable to noncontrolling interests	779	679	368
Net income attributable to Alliance One International, Inc.	$ 79,167	$ 132,558	$ 16,861
Other comprehensive income:
Net income	$ 79,946	$ 133,237	$ 17,229
Currency translation adjustment	(1,837)	(7,207)	6,530
Pension adjustment, net of tax $(5,107) in 2010, $(3,378) in 2009 and $(3,450) in 2008	(6,383)	(13,165)	(6,949)
Total comprehensive income	71,726	112,865	16,810
Comprehensive income attributable to noncontrolling interests	763	496	402
Total comprehensive income attributable to Alliance One International, Inc.	$ 70,963	$ 112,369	$ 16,408

Amounts attributable to Alliance One International, Inc.
Income from continuing operations	$ 79,167	$ 132,151	$ 9,006
Income from discontinued operations	-	407	7,855
Net income attributable to Alliance One International, Inc.	$ 79,167	$ 132,558	$ 16,861

Basic Earnings Per Share
Income from continuing operations	$0.89	$1.50	$0.10
Income from discontinued operations	-	-	0.09
Net income	$0.89	$1.50	$0.19

Diluted Earnings Per Share
Income from continuing operations	$0.78	$1.49	$0.10
Income from discontinued operations	-	-	0.09
Net income	$0.78	$1.49	$0.19

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

CONSOLIDATED BALANCE SHEETS Alliance One International, Inc. and Subsidiaries

	March 31,	March 31,
(in thousands)	2010	2009
ASSETS
Current assets
Cash and cash equivalents	$ 129,738	$ 87,665
Trade and other receivables, net	207,387	175,705
Accounts receivable, related parties	30,061	29,765
Inventories	824,147	701,409
Advances to tobacco suppliers	70,749	110,945
Recoverable income taxes	11,447	3,995
Current deferred taxes	37,209	24,837
Prepaid expenses	67,288	47,800
Assets held for sale	819	4,411
Current derivative asset	2,528	23,469
Other current assets	1,579	9,603
Total current assets	1,382,952	1,219,604
Other assets
Investments in unconsolidated affiliates	23,202	21,675
Goodwill and other intangible assets	44,991	49,877
Deferred income taxes	148,971	142,832
Other deferred charges	27,789	13,278
Other noncurrent assets	90,070	108,299
	335,023	335,961

Property, plant and equipment, net	193,224	202,954
	$1,911,199	$1,758,519

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 188,981	$ 261,468
Accounts payable	146,395	120,214
Due to related parties	20,275	27,488
Advances from customers	102,286	44,440
Accrued expenses and other current liabilities	113,048	97,644
Current derivative liability	-	25,670
Income taxes	16,281	16,659
Long-term debt current	457	17,842
Total current liabilities	587,723	611,425

Long-term debt	788,880	652,584
Deferred income taxes	4,399	8,230
Liability for unrecognized tax benefits	20,168	58,135
Pension, postretirement and other long-term liabilities	115,107	97,365
	928,554	816,314

Commitments and contingencies	-	-

Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 96,966 issued and outstanding (96,827 at March 31, 2009)	460,971	468,195
Retained deficit	(49,242)	(128,409)
Accumulated other comprehensive loss	(21,329)	(13,125)
Total stockholders’ equity of Alliance One International, Inc.	390,400	326,661
Noncontrolling interests	4,522	4,119
Total equity	394,922	330,780
	$1,911,199	$1,758,519

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity

Balance, March 31, 2007	$459,563	$(241,534)	$ (1,342)	$ 8,859	$ 3,425	$ 228,971
Net income	-	16,861	-	-	368	17,229
Restricted stock surrendered	(1,479)	-	-	-	-	(1,479)
Exercise of employee stock options	1,625	-	-	-	-	1,625
Stock-based compensation	3,089	-	-	-	-	3,089
Disposition of noncontrolling interest	-	-	-	-	(204)	(204)
Conversion of foreign currency financial statements	-	-	6,496	-	34	6,530
Adjustment in pensions	-	-	-	(6,949)	-	(6,949)
Adoption of ASC 740-10	-	(33,722)	-	-	-	(33,722)

Balance, March 31, 2008	$462,798	$(258,395)	$ 5,154	$ 1,910	$ 3,623	$ 215,090
Net income	-	132,558	-	-	679	133,237
Restricted stock surrendered	(284)	-	-	-	-	(284)
Employee stock option related	40	-	-	-	-	40
Stock-based compensation	5,641	-	-	-	-	5,641
Noncontrolling interest dividend paid and other adjustments	-	-	-	-	(157)	(157)
Conversion of foreign currency financial statements	-	-	(7,024)	-	(26)	(7,050)
Adjustment in pensions	-	-	-	(13,165)	-	(13,165)
Adoption of ASC 715-60	-	(2,572)	-	-	-	(2,572)

Balance, March 31, 2009	$468,195	$(128,409)	$ (1,870)	$ (11,255)	$ 4,119	$ 330,780
Net income	-	79,167	-	-	779	79,946
Stock warrants issued	16,821	-	-	-	-	16,821
Call option related to convertible debentures, net of tax of $14,978	(24,440)	-	-	-	-	(24,440)
Restricted stock surrendered	(249)	-	-	-	-	(249)
Exercise of employee stock options	75	-	-	-	-	75
Stock-based compensation	569	-	-	-	-	569
Conversion of foreign currency financial statements	-	-	(1,821)	-	(16)	(1,837)
Adjustment in pensions	-	-	-	(6,383)	-	(6,383)
Noncontrolling interest dividend paid	-	-	-	-	(360)	(360)

Balance, March 31, 2010	$460,971	$ (49,242)	$ (3,691)	$ (17,638)	$ 4,522	$ 394,922

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2010	2009	2008
Operating activities
Net Income	$ 79,946	$ 133,237	$ 17,229
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Net income from discontinued operations, net of tax	-	(407)	(7,855)
Depreciation and amortization	29,113	29,277	34,558
Debt amortization/interest	13,104	4,979	9,499
Debt retirement cost	40,353	954	5,909
Restructuring and asset impairment charges (recovery)	-	(87)	12,673
(Gain) loss on foreign currency transactions	(12,288)	21	(4,073)
Gain on disposition of fixed assets	(5,981)	(3,706)	(21,987)
Stock based compensation	448	5,632	2,092
Changes in operating assets and liabilities, net:
Trade and other receivables	(28,974)	(38,575)	40,784
Inventories and advances to suppliers	(61,324)	10,383	(45,093)
Prepaid expenses	(3,352)	(693)	(1,295)
Deferred items	(14,947)	(76,019)	4,528
Current recoverable income taxes	(6,711)	(3,069)	(10,795)
Payables and accrued expenses	30,828	(250)	38,078
Advances from customers	57,844	(47,511)	(34,156)
Current derivative asset	(1,699)	(10,839)	-
Current derivative liability	641	25,670	-
Income taxes	(7,773)	7,012	(1,811)
Excess tax benefits	-	(350)	(668)
Other operating assets and liabilities	1,142	(225)	-
Other, net	949	(2,366)	1,800
Net cash provided by operating activities of continuing operations	111,319	33,068	39,417
Net cash provided (used) by operating activities of discontinued operations	-	562	(1,588)
Net cash provided by operating activities	111,319	33,630	37,829

Investing activities
Purchases of property, plant and equipment	(15,785)	(15,942)	(17,899)
Intangibles, including internally developed software costs	(6,646)	(11,051)	(2,360)
Proceeds from sale of property, plant and equipment	8,575	8,224	50,592
Cash received (distributed) in disposition of business	(57)	-	15,033
Foreign currency derivatives	(5,026)	(14,397)	-
Return of capital on investments in unconsolidated affiliates	-	5,756	9,520
Proceeds from notes receivable	11,437	5,977	7,487
Investment in notes receivable	(1,839)	(12,609)	(15,124)
Surrender of life insurance policies	318	1,674	-
Other, net	(308)	154	(1,520)
Net cash provided (used) by investing activities of continuing operations	(9,331)	(32,214)	45,729
Net cash provided by investing activities of discontinued operations	-	-	11,632
Net cash provided (used) by investing activities	(9,331)	(32,214)	57,361

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS (Continued)
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2010	2009	2008
Financing activities
Net proceeds/repayments of short-term borrowings	$ (72,512)	$ (36,833)	$124,696
Proceeds from short-term demand notes	-	9,014	65,263
Repayment of short-term demand notes	-	(64,079)	(71,611)
Proceeds from long-term borrowings	1,040,509	171,719	13,546
Repayment of long-term borrowings	(944,709)	(89,379)	(199,825)
Debt issuance cost	(36,273)	(6,184)	(794)
Debt retirement cost	(23,459)	(73)	(1,990)
Proceeds from sale of stock	75	-	1,632
Excess tax benefits from share-based payment arrangements	-	350	668
Proceeds from issuance of warrants	16,821	-	-
Purchase of call options	(39,418)	-	-
Dividends paid to noncontrolling interests	(360)	-	-
Net cash used by financing activities	(59,326)	(15,465)	(68,415)

Effect of exchange rate changes on cash	(589)	(10,500)	5,181

Increase (decrease) in cash and cash equivalents	42,073	(24,549)	31,956
Cash and cash equivalents at beginning of year	87,665	112,214	80,258
Cash and cash equivalents at end of year	$ 129,738	$ 87,665	$112,214

Other information:
Cash paid during the year:
Interest	$ 118,638	$ 90,913	$ 94,888
Income taxes	42,193	7,470	9,969

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

Basis of Presentation

The accounts of the Company and its consolidated subsidiaries are included in the consolidated financial statements after elimination of intercompany accounts and transactions.  The Company uses the cost or equity method of accounting for its investments in affiliates that are owned 50% or less and are not variable interest entities where the Company is the primary beneficiary.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities.  They also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and changes in these estimates are recorded when known.  Estimates are used in accounting for, among other things, pension and postretirement health care benefits, inventory market values, allowances for doubtful accounts and advances, bank loan guarantees to suppliers, useful lives for depreciation and amortization, stock options, future cash flows associated with impairment testing for goodwill and long-lived assets and for determining the primary beneficiary of variable interest entities, deferred tax assets and uncertain income tax positions, intrastate tax credits in Brazil and fair value determinations of financial assets and liabilities including derivatives, securitized retained interests and counterparty risk. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on the Company’s best judgment.

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

          The Company also processes tobacco owned by its customers and revenue is recognized based on contractual terms.  The Company’s history indicates customer requirements for processed tobacco are met upon completion of processing.  In addition, advances from customers are deferred and recognized as revenue upon shipment or delivery.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $32,906, $28,969 and $32,975 for the years ended March 31, 2010, 2009 and 2008, respectively.

Shipping and Handling

Shipping and handling costs are included in cost of goods and services sold in the statement of operations.

Other Income (Expense)

Other Income (Expense) consists primarily of gains on sales of property, plant and equipment and assets held for sale.  This caption also includes expenses related to the Company’s sale of receivables.  See Note Q “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.  In 2010, an estimate of a probable loss in connection with a Foreign Corrupt Practices Act (“FCPA”) investigation has been recorded.  See Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for further information.  The following table summarizes the significant components of Other Income (Expense).

	Years Ending March 31,
	2010	2009	2008
Malawi factory and other property sales	$ 1,677	$ -	$ 9,500
Turkey storage and other property sales	2,567	-	-
Greece factory and other property sales	647	-	6,990
Brazil factory and other property sales	822	-	2,815
Other sales of assets and expenses	(573)	3,762	4,182
FCPA loss	(19,450)	-	-
Losses on sale of receivables	(2,950)	(3,548)	(3,299)
	$ (17,260)	$ 214	$20,188

Cash and Cash Equivalents

Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days.  At March 31, 2010 and 2009, respectively, $294 and $300 of cash held on deposit as a compensating balance for short-term borrowings was included in other current assets.

Trade and Other Receivables

Trade and other receivables consist of $198,753 of trade receivables and $8,634 of other receivables at March 31, 2010. The balances at March 31, 2009 were $169,165 and $6,540 for trade receivables and other receivables, respectively.

          Trade receivables are amounts owed to the Company from its customers. Trade receivables are recorded at invoiced amounts and primarily have net 30 day terms. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.

          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectibility and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $3,906 and $8,484 at March 31, 2010 and 2009, respectively.  The provision for doubtful accounts was $447, $882 and $2,124 for the years ending March 31, 2010, 2009 and 2008, respectively and is reported primarily in selling, administrative and general expenses in the consolidated statement of operations.

          Other receivables consist primarily of value added tax (VAT) receivables of $6,161 and $5,287 at March 31, 2010 and 2009, respectively.

Sale of Accounts Receivable

The Company is engaged in a revolving trade accounts receivable securitization arrangement to sell receivables to a third party limited liability company.  The Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the retained interest in such receivables.  The losses on the sale of receivables are recognized in Other Income (Expense).  As of March 31, 2010 and 2009, respectively, accounts receivable sold and outstanding were $105,579 and $100,611.  See Note Q “Sale of Receivables” and Note R “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Inventories

Costs in inventory include processed tobacco inventory, unprocessed tobacco inventory and other inventory. Costs of unprocessed tobacco inventories are determined by the average cost method, which include the cost of green tobacco. Costs of processed tobacco inventories are determined by the average cost method, which include both the cost of unprocessed tobacco, as well as direct and indirect costs that are related to the processing of the product. Costs of other non-tobacco inventory are determined by the first-in, first-out method, which include costs of packing materials, non-tobacco agricultural products and agricultural supplies including seed, fertilizer, herbicides and pesticides.

          Inventories are valued at the lower of cost or market (“LCM”). The Company evaluates its inventories for LCM adjustments by country and type of inventory. Therefore, processed tobacco and unprocessed tobacco are evaluated separately for LCM purposes.  The Company compares the cost of its processed tobacco to market values based on recent sales of similar grades when evaluating those balances for LCM adjustments.  The Company also considers whether its processed tobacco is committed to a customer, whereby the expected sales price would be utilized in determining the market value for committed tobacco.

          The Company reviews data on market conditions in performing its LCM evaluation for unprocessed tobacco. Further, the Company identifies the tobacco cost plus estimated costs to complete and compares those costs to the current market prices based on purchase commitments in determining whether an LCM adjustment is needed on its unprocessed tobacco.

          See Note B “Inventories” to the “Notes to Consolidated Financial Statements” for further information.

Advances to Tobacco Suppliers

The Company purchases seeds, fertilizer, pesticides and other products related to growing tobacco and advances them to suppliers, which represents prepaid inventory and is recorded as advances to tobacco suppliers. The advances of current crop inputs generally include the original cost of the inputs plus a mark-up and interest as it is earned.  Where contractually permitted, the Company charges interest to the suppliers during the period the current crop advance is outstanding. The Company generally advances the inputs at a price that is greater than its cost, which results in a mark-up on the inputs. The suppliers then utilize these inputs to grow tobacco, which the Company is contractually obligated to purchase.  Upon delivery of tobacco, part of the purchase price to the supplier is paid in cash and part through a reduction of the advance balance.  The advances applied to the delivery are then reclassed out of advances and included as unprocessed inventory. Advances to tobacco suppliers are accounted for utilizing a cost accumulation methodology.

          The Company has current and noncurrent advances to tobacco suppliers. The current advances represent the cost of the seeds, fertilizer and other materials that are advanced for the current crop of inventory. The noncurrent advances generally represent the cost of advances to suppliers for infrastructure, such as curing barns, which is also recovered through the delivery of tobacco to the Company by the suppliers. As a result of various factors in a given crop year (weather, etc.) not all suppliers are able to settle the entire amount of advances that are due that year. In these situations, the Company may allow the suppliers to deliver tobacco over future crop years to recover its advances. The advance balances that are deferred over future crop years are also classified as noncurrent.

          Advances to tobacco suppliers are carried at cost and evaluated for recoverability. The realizability evaluation process is similar to that of the LCM evaluation process for inventories. The Company evaluates its advances for recoverability by crop and country. The Company reclasses the advance to inventory at the time suppliers deliver tobacco. The purchase price for the tobacco delivered by the suppliers is based on market prices. Two primary factors determine the market value of the tobacco suppliers deliver: the quantity of tobacco delivered and the quality of the tobacco delivered. Therefore, the Company ensures its advances are appropriately stated at the lower of cost or estimated recoverable amounts.

          Upon delivery of tobacco, part of the purchase price to the supplier is paid in cash and part through a reduction of the advance balance.  If a sufficient value of tobacco is not delivered to allow the reduction of the entire advance balance, then the Company first determines how much of the deficiency for the current crop is recoverable through future crops. This determination is made by analyzing the suppliers’ ability-to-deliver a sufficient supply of tobacco. This analysis includes historical quantity and quality of production with monitoring of crop information provided by field service technicians related to flood, drought and disease. The remaining recoverable advance balance would then be classified as noncurrent.  Any increase in the estimate of unrecoverable advances associated with the noncurrent portion is charged to cost of goods and services sold in the income statement when determined.  Amounts not expected to be recovered through current or future crops are then evaluated to determine whether the yield is considered to be normal or abnormal.  If the yield adjustment is normal, then the Company capitalizes the applicable variance in the current crop of inventory. If the yield adjustment is considered abnormal, then the Company immediately charges the applicable variance to cost of goods and services sold in the income statement. A normal yield adjustment is based on the range of unrecoverability for the previous three years by country.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Advances to Tobacco Suppliers (Continued)

          The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop was $50,587 and $49,234 as of March 31, 2010 and 2009, respectively.  Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $25,135 and $23,149 at March 31, 2010 and 2009, respectively.  The following table reflects the classification of advance to tobacco suppliers:

	March 31, 2010	March 31, 2009
Current	$ 70,749	$110,945
Noncurrent	36,824	55,152
	$107,573	$166,097

          Noncurrent advances to tobacco suppliers are recorded in other noncurrent assets in the consolidated balance sheet.

          Unrecovered amounts expensed directly to cost of goods and services sold in the income statement for abnormal yield adjustments or unrecovered amounts from prior crops were $6,385, $1,074 and $34,466 for the years ended March 31, 2010, 2009 and 2008, respectively. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as cost of goods and services sold as that crop is sold.

Guarantees

In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2010 and 2009, respectively, the Company had balances of $55,926 and $36,983 that were due to local banks on behalf of suppliers. These amounts are included in accounts payable in the consolidated balance sheet. As of March 31, 2010 and 2009, respectively, the Company was guarantor for Brazilian supplier loans of $137,374 and $120,820 with outstanding amounts of $137,181 and $114,514. The fair value of these guarantees for rural credit financing was $11,923 and $12,824 as of March 31, 2010 and 2009, respectively.

          In Malawi, guarantees were offered on crop input advances to suppliers. As of March 31, 2010 and 2009, respectively, the Company was guarantor for loans of $6,080 and $7,326. The fair value of these guarantees was $379 and $403 as of March 31, 2010 and 2009, respectively.  In Guatemala, guarantees were offered on crop input advances to suppliers.  The Company did not guarantee any advances at March 31, 2010.  As of March 31, 2009, the Company was guarantor for loans of $2,884 the fair value of these guarantees was $236.  In Argentina, the Company was guarantor for supplier cooperative loans. As of March 31, 2010 and 2009, respectively, the Company was guarantor for loans of $24,000 and $33,000. The fair value of these guarantees was $1,176 and $1,122 as of March 31, 2010 and 2009, respectively.

          The fair value of all guarantees is recorded in accrued expenses and other current liabilities and included in crops costs. If default occurs on any of the guaranteed loans, then the Company has recourse against the suppliers or cooperative.

Goodwill and Other Intangibles

Goodwill represents the excess of purchase price over fair value of net assets acquired, and is allocated to the appropriate reporting unit when acquired. Goodwill is not amortized; rather it is evaluated for impairment annually or whenever events or changes in circumstances indicate that the value of the asset may be impaired.  Goodwill is evaluated for impairment by determining the fair value of the related reporting unit. Fair value is measured based on a discounted cash flow method or relative market-based approach. If the carrying amount of goodwill exceeds its fair value, an impairment charge is recorded.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Goodwill and Other Intangibles (Continued)

          The Company has no other intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts and a customer relationship intangible asset, recorded in connection with the merger, as well as internally developed software that is capitalized into intangibles.  These intangible assets are stated at amortized cost and tested for impairment whenever factors indicate the carrying amount may not be recoverable.  Supply contracts are amortized based on the expected realization of the benefit over the term of the contracts ranging from three to five years.  Production contracts and the customer relationship intangible are both amortized on a straight-line basis ranging from five to ten years and twenty years, respectively.  The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience.  Internally developed software is amortized on a straight-line basis over five years once the software testing is complete.  Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible resulting in revaluation of the asset value to its fair value.  See Note E “Goodwill and Other Intangible Assets” to the “Notes to Consolidated Financial Statements” for further information.

Other Noncurrent Assets

Other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables and long-term advances to suppliers.  The balance of VAT and intrastate tax receivables was $31,230 and $34,227 at March 31, 2010 and 2009, respectively.  The balance of long term advances to suppliers was $36,824 and $55,152 at March 31, 2010 and 2009, respectively.

Property, Plant and Equipment

Property, plant and equipment at March 31, 2010 and 2009, are summarized as follows:

	2010	2009
Land	$ 20,983	$ 20,811
Buildings	156,886	154,111
Machinery and equipment	158,809	165,284
Total	336,678	340,206
Less accumulated depreciation	143,454	137,252
Total property, plant and equipment, net	$193,224	$202,954

          Property, plant and equipment is stated at cost less accumulated depreciation.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 30 years, 5 to 10 years and 3 to 5 years, respectively.  The consolidated financial statements do not include fully depreciated assets.  Depreciation expense recorded in cost of goods and services sold for the years ended March 31, 2010, 2009 and 2008 was $21,714, $22,944 and $28,009, respectively.  Depreciation expense recorded in selling, administrative and general expense for the years ended March 31, 2010, 2009 and 2008 was $2,933, $3,094 and $4,232, respectively.  For fiscal 2010, total property and equipment purchases, including internally developed software intangibles, were $18,135 of which $2,112 was unpaid at March 31, 2010 and included in accounts payable.

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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Property, Plant and Equipment (Continued)

          A component of a business that is either disposed of or held for sale is reported as discontinued operations if there will be no significant involvement in such operations in the future.  The Company has made such decisions in prior years concerning tobacco operations in Italy and Mozambique, a U.S. non-tobacco processing facility and its wool operations.  These operations are reported as discontinued operations in the financial statements and have resulted in income of $407 and $7,855 in 2009 and 2008, respectively.  The Company completed the liquidation of these operations as of March 31, 2009.  See Note C “Discontinued Operations” to the "Notes to Consolidated Financial Statements" for further information.

Assets Held For Sale

The Company classifies assets as “Assets Held For Sale” when the company has committed to a plan to sell the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on its current condition and sales price.  Upon classifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued.  Assets classified as held for sale were $819 and $4,411 at March 31, 2010 and 2009, respectively.

Derivative Financial Instruments

The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  The Company does not currently deem underlying criteria to be perfectly matched and therefore does not believe the currency contracts qualify for hedge accounting as defined by generally accepted accounting principles.  As a result, the Company has recorded income (expense) of $11,448, $(3,702) and $834 in its cost of goods and services sold for the years ended March 31, 2010, 2009 and 2008, respectively.  The Company has also recorded income of $3,640, $879 and $94 in its selling, administrative and general expenses for the years ended March 31, 2010, 2009 and 2008, respectively.  See Note F “Derivative and Other Financial Instruments” to the "Notes to Consolidated Financial Statements" for further information.

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

          The Company’s annual tax rate is based on its income, statutory tax rates and tax planning opportunities available to it in the various jurisdictions in which it operates. Tax laws are complex and subject to different interpretations by the taxpayer and respective governmental taxing authorities.  Significant judgment is required in determining tax expense and in evaluating tax positions, including evaluating uncertainties.  The Company reviews its tax positions quarterly and adjusts the balances as new information becomes available.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Stock-Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs at fair value over the vesting period of the awards.  The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model which was developed for use in estimating the fair value of exchange traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility.  See Note K “Stock-Based Compensation” to the “Notes to Consolidated Financial Statements” for further information.

Inventory and Advances to Tobacco Suppliers Reclassifications

The Company historically presented the current and noncurrent advances on purchases of tobacco (prepaid inventory) at contractually stated amounts on the face of its balance sheet. The Company changed its presentation of advances on purchases of tobacco to present the advances at the lower of its cost basis or estimated recoverable amounts instead of its contractually stated or notional amount. The Company believes this change in presentation provides a more transparent view of its application of an inventory model in accounting for its advances on purchases of tobacco. Historically, the Company reported deferred amounts including the mark-up, interest and unrecoverable provisions in inventories. The Company has reclassified these amounts from inventories to current and long term advances to tobacco suppliers. The amount reclassified from inventories to current advances to tobacco suppliers was $26,879 and $(12,659) to long term advances to tobacco suppliers included in other noncurrent assets at March 31, 2009.

Supplemental Disclosures of Cash Flow Information

During fiscal 2009, non-cash investing activities included $17,184 related to the net settlement of foreign currency derivatives and a supply contract valued at $7,844 of which $5,914 was unpaid and included in accrued expenses at March 31, 2009.

New Accounting Standards

Recently Adopted Accounting Pronouncements

On April 1, 2009, the Company adopted new accounting guidance on the accounting and reporting related to noncontrolling interests in a consolidated subsidiary. It requires noncontrolling interests (or minority interests) to be reported as a component of shareholders’ equity, which is a change from its prior classification between liabilities and shareholders’ equity. It also requires earnings attributable to minority interests to be included in net earnings, although such earnings will continue to be deducted to measure earnings per share.  This standard is to be applied prospectively, except for the presentation and disclosure requirements, which are applied retrospectively for all periods presented.  The Company adopted this new accounting guidance with no material impact to its financial condition or results of operations.

         On April 1, 2009, the Company adopted new accounting guidance on employers’ disclosures about postretirement benefit plan assets. This accounting guidance relates to employers’ disclosures about plan assets of a defined benefit pension or other postretirement plan.  The Company adopted this new accounting guidance with no material impact to its financial condition or results of operations. See Note M “Employee Benefits” to the Notes to Consolidated Financial Statements for further details.

         On January 1, 2010, the Company adopted new accounting guidance on the accounting and reporting of changes in ownership interests of a subsidiary. This accounting guidance clarifies that the scope of the decrease in ownership applies to (a) a subsidiary or group of assets that is a business, (b) a subsidiary that is a business that is transferred to an equity method investee or joint venture and (c) an exchange of a group of assets that constitutes a business for a noncontrolling interest in an entity (including an equity method investee or joint venture). This new guidance also expands the disclosures about the deconsolidation of a subsidiary or derecognition of a group of assets. The Company adopted this new accounting guidance with no material impact to its financial condition or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

New Accounting Standards (Continued)

Recently Adopted Accounting Pronouncements (Continued)

         In February 2010, the Financial Accounting Standards Board (“FASB”) issued new accounting guidance, which was effective immediately and amended certain recognition and disclosure requirements. Specifically, an entity that is an SEC filer is no longer required to disclose the date through which subsequent events have been evaluated. This new accounting guidance does not alter the requirement, of which the Company complies, to evaluate subsequent events through the date the financial statements are available to be issued. Therefore, the Company no longer discloses the date through which subsequent events have been evaluated, which had no impact to its financial condition or results of operations.

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

         In January 2010, the FASB issued new accounting guidance on fair value measurements and disclosures. This guidance will require reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It will also require reporting entities to present separately information about purchases, sales, issuances, and settlements in their Level 3 fair value reconciliations. The new disclosures and clarifications of existing disclosures (the Level 1 and Level 2 changes) was effective for the Company on January 1, 2010. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements will be effective for the Company on April 1, 2011. The Company does not expect these new disclosure requirements to have a material impact on its financial condition or results of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Computation of Earnings Per Common Share
	Years Ended March 31,
(in thousands, except per share data)	2010	2009	2008
BASIC EARNINGS
Amounts attributable to Alliance One International, Inc.
Income from continuing operations	$ 79,167	$ 132,151	$ 9,006
Income from discontinued operations, net of tax	-	407	7,855
Net income attributable to Alliance One International, Inc.	$ 79,167	$ 132,558	$16,861

SHARES
Weighted Average Number of Shares Outstanding	88,627	88,359	88,100

BASIC EARNINGS PER SHARE
Income from continuing operations	$ 0.89	$ 1.50	$ .10
Income from discontinued operations, net of tax	-	-	.09
Net income	$ 0.89	$ 1.50	$ .19

DILUTED EARNINGS
Income from continuing operations	$ 79,167	$ 132,151	$ 9,006
Plus interest expense on 5 ½% convertible notes, net of tax	3,072	-	-
Income from continuing operations, net of tax as adjusted	82,239	132,151	9,006
Income from discontinued operations, net of tax	-	407	7,855
Net income attributable to Alliance One International, Inc. as adjusted	$ 82,239	$ 132,558	$16,861

SHARES
Weighted average number of common shares outstanding	88,627	88,359	88,100
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	413	702	1,362
Assuming conversion of 5 ½% convertible notes	17,001	-	-
Shares applicable to stock warrants	-*	-	-
Average Number of Shares Outstanding	106,041	89,061	89,462

DILUTED EARNINGS PER SHARE
Income from continuing operations	$0.78	$1.49	$.10
Income from discontinued operations	-	-	.09
Net income as adjusted	$0.78	$1.49	$.19

*	For the year ended March 31, 2010, the warrants were not assumed exercised because the exercise price was more than the average price for the period requested.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note A – Significant Accounting Policies (Continued)

Concentration of Credit Risk

The Company may potentially be subject to a concentration of credit risks due to tobacco supplier advances and trade receivables relating to customers in the tobacco industry as well as cash which is deposited with high-credit-quality financial institutions.

Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At March 31, 2010, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note B – Inventories

	March 31, 2010	March 31, 2009
Processed tobacco	$417,996	$335,417
Unprocessed tobacco	354,155	306,299
Other	51,996	59,693
	$824,147	$701,409

See Note A “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.

          The Company recorded LCM adjustments of $1,094, $313 and $1,900 for the years ended March 31, 2010, 2009 and 2008, respectively.

Note C – Discontinued Operations

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations of our business reported as discontinued operations were as follows:

Summary of Results of Operations

Other Regions Segment

Year Ended March 31, 2009	Italy	Mozambique	Wool	Total

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ -	$ 87	$ 320	$ 407
Income tax expense	-	-	-	-
Income from discontinued operations, net of tax	$ -	$ 87	$ 320	$ 407

Year Ended March 31, 2008
Sales and other revenues	$ 5,710	$ 1,324	$ -	$ 7,034

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 270	$ 277	$ 7,233	$ 7,780
Income tax (benefit)	(58)	(17)	-	(75)
Income from discontinued operations, net of tax	$ 328	$ 294	$ 7,233	$ 7,855

As of March 31, 2009, the Company had completed the liquidation of its discontinued operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note D – Restructuring and Asset Impairment Charges

The following table summarizes the restructuring and integration actions as of March 31, 2010, 2009 and 2008:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2010	2009	2008
Employee separation and other cash charges:
Beginning balance	$ 103	$ 2,360	$ 2,747
Period Charges:
Employee separation charges	-	605	8,523
Other cash charges (recoveries)	-	(24)	440
Total employee separation and other cash charges	-	581	8,963
Payments through March 31	(103)	(2,838)	(9,350)
Ending balance March 31	$ -	$ 103	$ 2,360

Asset impairments and other non-cash charges:
ASC 360 asset impairment – tobacco operations:
CdF operations assets impairment	$ -	$ -	$ 6,127
Greece machinery and equipment impairment	-	-	915
Turkey impairment	-	-	2,733
Other non-cash charges	-	10	842
Total asset impairments and other non-cash charges	$ -	$ 10	$ 10,617
Total restructuring and asset impairment charges	$ -	$ 591	$ 19,580

         The following table summarizes cash payments for employee separation and other cash charges for the years ended March 31, 2010, 2009 and 2008.

	Year Ending March 31,		Total
Cash Payments by Year	2009	2008	Payments
Employee separation and other cash charges	$ 581	$ 8,963
Cash paid 2008	-	(6,729)	$ (6,729)
Cash paid 2009	(548)	(2,164)	$ (2,712)
Cash paid 2010	(33)	(70)	$ (103)
Balances at March 31, 2010	$ -	$ -

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments as of March 31, 2010, 2009 and 2008:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2010	2009	2008

Beginning balance:	$ 103	$ 2,360	$ 2,747
South America	-	134	30
Other regions	103	2,226	2,717
Period charges:	$ -	$ 581	$ 8,963
South America	-	47	1,995
Other regions	-	534	6,968
Payments through March 31:	$(103)	$(2,838)	$(9,350)
South America	-	(181)	(1,890)
Other regions	(103)	(2,657)	(7,460)
Ending balance March 31:	$ -	$ 103	$ 2,360
South America	-	-	134
Other regions	-	103	2,226

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note D – Restructuring and Asset Impairment Charges (Continued)

         All asset impairment charges were related to the Other Regions segment during the years ended March 31, 2009 and 2008, respectively, with the exception of $492 for South America during the year ended March 31, 2008.

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

Greece – Asset Impairment

As a result of the closure of the Greece facilities, the Company evaluated the long-lived assets for impairment.  In fiscal 2008, asset impairment charges of $1,035 were incurred related to machinery and equipment.

Turkey – Asset Impairment

As a result of significant reductions in future Turkish flue cured and burley tobacco volumes from customer information received, the Company tested certain related long-lived assets for impairment and recorded impairment charges of $2,733 in fiscal 2008 which is net of an agreed upon exit fee of $1,700 paid by the customer.

Assets Held for Sale

As of March 31, 2010, the Company reported assets held for sale of $819, related primarily to redundant production and administrative facilities in Brazil, Malawi and Kyrgyzstan, that are being actively marketed by the Company.

Note E – Goodwill and Other Intangibles

The Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  The Company evaluated its goodwill for impairment during fiscal 2010, 2009 and 2008 and determined that no impairment was required.

          The carrying value of other intangible assets as of March 31, 2010 represents customer relationship, production and supply contracts and internally developed software.  These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives.  The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives.  Amortization expense associated with these intangible assets was $5,618, $3,412 and $2,048 for the years ended March 31, 2010, 2009 and 2008, respectively.

          The Company began implementing a new ERP system in fiscal 2008 and capitalized certain costs into intangible assets within the consolidated balance sheet in accordance with generally accepted accounting principles.  As of March 31, 2010, the Company had incurred $13,817 of capitalizable costs associated with the ERP implementation and $642 of capitalizable costs related to other internally developed software projects.  The ERP system was placed in service in the United States, Brazil and the United Kingdom during fiscal 2009 and in Tanzania and Kenya during fiscal 2010.  Amortization of the final accumulated costs of each location is over a five year useful life.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

          Goodwill and Intangible Asset Rollforward:

	Unamortizable Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining
useful life in years as of March 31, 2010	-	15	6	4
March 31, 2008 balance:
Gross carrying amount	$ 4,186	$33,700	$10,815	$ 6,330	$ 55,031
Accumulated amortization	(1,392)	(4,844)	(10,796)	-	(17,032)
Net balance	2,794	28,856	19	6,330	37,999
Additions	-	-	7,844	7,446	15,290
Amortization expense	-	(1,685)	(289)	(1,438)	(3,412)
March 31, 2009 balance	$ 2,794	$27,171	$ 7,574	$12,338	$ 49,877
Additions	-	-	49	683	732
Amortization expense	-	(1,685)	(1,182)	(2,751)	(5,618)
March 31, 2010 balance	$ 2,794	$25,486	$ 6,441	$10,270	$ 44,991

          Estimated Intangible Asset Amortization Expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2011	$ 1,685	$ 1,095	$ 2,879	$ 5,659
2012	1,685	1,173	2,892	5,750
2013	1,685	1,251	2,892	5,828
2014	1,685	1,251	1,454	4,390
2015	1,685	1,173	141	2,999
Later	17,061	498	12	17,571
	$ 25,486	$ 6,441	$ 10,270	$ 42,197

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2010.
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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note F – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the years ended March 31, 2010 and 2009, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with generally accepted accounting principles.  See Note R “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information of fair value methodology.  The following table summarizes the fair value of the Company’s derivatives by type at March 31, 2010

Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments Under ASC 815:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at March 31, 2010 (a)	Current Derivative Asset	$ 2,528	Current Derivative Liability	$ -
Foreign currency contractst at March 31, 2009 (a)	Current Derivative Asset	$23,469	Current Derivative Liability	$25,670

(a) The cumulative adjustment for non-performance risk was a loss of $4 at March 31, 2010 and a gain of $524 at March 31, 2009.

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

          The Company has entered into forward currency contracts to hedge cash outflows in foreign currencies around the world for green tobacco purchases and processing costs as well as selling, administrative and general costs as the Company deems necessary. These contracts do not meet the requirements for hedge accounting treatment under generally accepted accounting principles, and as such, changes in fair value are reported in income each period.

          The following table summarizes the earnings effects of derivatives in the statements of consolidated operations for the years ending March 31, 2010, 2009, and 2008.

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		2010	2009	2008
Foreign currency contracts	Cost of goods and services sold	$ 11,448	$ (3,702)	$ 834
Foreign currency contracts	Selling, administrative and general expenses	3,640	879	94
Total		$ 15,088	$ (2,823)	$ 928

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note G – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $619,294 at March 31, 2010 ($479,472 at March 31, 2009).  The weighted average variable interest rate for the twelve months ending March 31, 2010 was 7.5%.  At March 31, 2010 and 2009, amounts outstanding under the lines were $188,981 and $261,450, respectively.  Unused lines of credit at March 31, 2010 amounted to $416,131 ($174,143 at March 31, 2009), net of $14,183 of letters of credit lines.  Certain non-U.S. borrowings of approximately $1,349 have inventories of approximately $1,353 as collateral.  As noted below, there is limited recourse against certain receivables of the Company if the Company fails to fulfill its contractual obligations.  At March 31, 2010, $294 was held on deposit as a compensating balance.

        The Company has entered into a $70,000 limited recourse receivable purchase program with one of its lenders.  Under the program, the lender takes the receivable payment risk of the customer subject to usual and customary covenants, while the Company fulfills contractual obligations.  Funding of the purchased receivable is 80% of the face value, and the Company retains an interest in the remaining 20%, which is paid at collection.  As of March 31, 2010 and 2009, no amounts were funded under the program and recorded in short-term borrowings.

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

        The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement.  The Credit Agreement permits the Company to add $55,000 in commitments from existing or additional lenders which would increase the amount of the Revolver to $325,000.   As of April 7, 2010, the Company exercised $20,000 of the $55,000 incremental borrowing to increase the amount of the Revolver to $290,000.

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

Second Amendment.  Effective June 9, 2010, the Company closed the Second Amendment to the Credit Agreement.  See Note U “Subsequent Event” to the “Notes to Consolidated Financial Statements” for further information.

Borrowers and Guarantors.  One of the Company’s primary foreign holding companies, Intabex Netherlands B.V. (“Intabex”), is co-borrower under the Revolver, and the Company’s portion of the borrowings under the Revolver is limited to $200,000 outstanding at any one time.  One of the Company’s primary foreign trading companies, Alliance One International AG (“AOIAG”), is a guarantor of Intabex’s obligations under the Credit Agreement. Such obligations are also guaranteed by the Company and must be guaranteed by any of its material direct or indirect domestic subsidiaries of which the Company has none.

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

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter, which ratio is 5.50 to 1.00 for the fiscal quarter ended March 31, 2010;

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

          The Company continuously monitors its compliance with these covenants.  If the Company fails to comply with any of these covenants and is unable to obtain the necessary amendments or waivers under the Credit Agreement, the lenders under the Credit Agreement have the right to accelerate the outstanding loans thereunder and demand repayment in full and to terminate their commitment to make any further loans under the Credit Facility.  Certain defaults under the Credit Facility would result in a cross default under the indentures governing the Company’s senior notes and convertible senior subordinated notes and could impair access to its seasonal operating lines of credit in local jurisdictions.  A default under the Credit Agreement would have a material adverse effect on the Company’s liquidity and financial condition.  At March 31, 2010, the Company is in compliance with these covenants.  The Company records all fees and third-party costs associated with the Credit Agreement, including amendments thereto, in accordance with accounting guidance for changes in line of credit or revolving debt arrangements.

          As a result of terminating the $305,000 Amended and Restated Credit Agreement dated March 30, 2007, the Company accelerated approximately $5,741 of deferred financing costs.

Senior Notes

On July 2, 2009, the Company issued $570,000 of 10% Senior Notes due 2016 (the “Senior Notes”). The Senior Notes were priced at 95.177% of the face value, for gross proceeds of approximately $542,509 and representing a yield to maturity of 11.0%. On August 26, 2009, the Company issued an additional $100,000 tranche of 10% Senior Notes due 2016.  The notes were priced at 97.500% of the face value, for gross proceeds of approximately $97,500 and representing a yield to maturity of 10.512%.  These additional notes form part of the same series as the Senior Notes issued on July 2, 2009. The aggregate principal amount of the outstanding Senior Notes is $670,000.  The Company entered into registration rights agreements in connection with the issuance of the Senior Notes providing for it to register with the Securities and Exchange Commission and complete, within specified time periods, an offer to exchange for the Senior Notes registered notes in substance identical to the Senior Notes.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note H – Long-Term Debt (Continued)

Senior Notes (Continued)

          The Company has not registered such an exchange offer and as a consequence the interest rate on the Senior Notes increased to 10.5% on March 29, 2010 and is subject to further incremental increases up to 11.0% if the Company does not register and complete the exchange offer within specified time periods.  The Senior Notes are required to be guaranteed by any “material domestic subsidiaries” of the Company as defined in the indenture governing the Senior Notes.  Because no subsidiary is, or has been at any relevant time, a “material domestic subsidiary,” the Senior Notes are not guaranteed by any subsidiaries of the Company, though such a guarantee would be required if any subsidiary subsequently qualifies as a “material domestic subsidiary.”  The indenture governing the Senior Notes contains covenants that, among other things, limit the Company’s ability to incur additional indebtedness; issue preferred stock; merge, consolidate or dispose of substantially all of its assets; grant liens on its assets; pay dividends, redeem stock or make other distributions or restricted payments; repurchase or redeem capital stock or prepay subordinated debt; make certain investments; agree to restrictions on the payment of dividends to the Company by its subsidiaries; sell or otherwise dispose of assets, including equity interests of its subsidiaries; enter into transactions with its affiliates; and enter into certain sale and leaseback transactions.  If a change of control (as defined in the indenture governing the Senior Notes) occurs at any time, holders of the Senior Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Senior Notes for cash at a price equal to 101% of the principal amount of Senior Notes being repurchased, plus accrued and unpaid interest.

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

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) with three counterparties, one initial purchaser of the Convertible Notes and affiliates of two other initial purchasers (the “hedge counterparties”).  The convertible note hedge transactions cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes and expire on the last day that any Convertible Notes remain outstanding.  The Company also entered separately into privately negotiated warrant transactions (the “warrant transactions”) relating to the same number of shares of the Company’s common stock with the hedge counterparties.  The convertible note hedge transactions are expected to reduce the potential dilution with respect to the common stock of the Company upon conversion of the Convertible Notes in the event that the value per share of common stock, as measured under the convertible note hedge transactions, during the applicable valuation period, is greater than the strike price of the convertible note hedge transactions, which corresponds to the $5.0280 per share initial conversion price of the Convertible Notes and is similarly subject to customary anti-dilution adjustments.  If, however, the price per share of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrant transactions during the applicable valuation period, there would be dilution from the issuance of common stock pursuant to the warrants.  The warrants have a strike price of $7.3325 per share, which is subject to customary anti-dilution adjustments and the maximum number of shares that could be issued under the warrant transactions is 45,743,836.  The warrants expire in daily installments commencing on October 15, 2014 and ending on April 8, 2015.  Both the convertible note hedge transactions and the warrant transactions require physical net-share settlement and are accounted for as equity instruments.

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

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2010, the Company had approximately $188,981 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $619,294 subject to limitations as provided for in the Credit Agreement.  Additionally, against these lines there was $14,183 available in unused letter of credit capacity with $5,346 issued but unfunded.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note H – Long-Term Debt (Continued)

Summary of Debt

The carrying value and estimated fair value of the Company’s long-term debt are $789,337 and $845,642, respectively, as of March 31, 2010 and $670,426 and $613,336, respectively, as of March 31, 2009.

          The following table summarizes the Company’s debt financing as of March 31, 2010:

			March 31, 2010
	Outstanding		Lines and
	March 31,	March 31,	Letters	Interest		Long Term Debt Repayment Schedule
	2009	2010	Available	Rate		2011	2012	2013	2014	2015	Later
Senior secured credit facility:
Revolver	$120,000	$ -	$270,000			$ -	$ -	$ -	$ -	$ -	$ -

Senior notes:
10% senior notes due 2016 (4)	-	642,225	-	10.0%	(4)	-	-	-	-	-	642,225
11% senior notes due 2012	264,381	-	-	11.0%		-	-	-	-	-	-
8 ½% senior notes due 2012 (5)	149,520	29,568	-	8.5%		-	-	29,568	-	-	-
Other (1)	10,157	-	-			-	-	-	-	-	-
	424,058	671,793	-			-	-	29,568	-	-	642,225

5 ½% convertible senior subordinated notes due 2014	-	115,000	-	5.5%		-	-	-	-	115,000	-

12 ¾% senior subordinated notes due 2012	83,999	-	-	12.8%		-	-	-	-	-	-

Other long-term debt	42,369	2,544	-	9.0%	(2)	457	1,638	63	68	30	288

Notes payable to banks (3)	261,468	188,981	416,131	7.5%	(2)	-	-	-	-	-	-

Total debt	$931,894	$ 978,318	686,131			$457	$1,638	$29,631	$ 68	$115,030	$642,513

Short term	$261,468	$ 188,981
Long term:
Long term debt current	$ 17,842	$ 457
Long term debt	652,584	788,880
	$670,426	$ 789,337

Letters of credit	$ 3,814	$ 5,346	8,836

Total credit available			$694,967

(1) Notes redeemed in total as of December 4, 2009

(2) Weighted average rate for the twelve months ended March 31, 2010

(3) Primarily foreign seasonal lines of credit

(4)  Repayment of $642,225 is net of original issue discount of $27,775.  Total repayment will be $670,000.  On March 29, 2010, the interest rate increased to 10.5% pending completion of a registered exchange offer for these notes.

(5) Repayment of $29,568 is net of original issue discount of $67. Total repayment will be $29,635.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note I – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment.  Rent expense for all operating leases was $14,499, $13,821 and $13,854 for the years ended March 31, 2010, 2009 and 2008, respectively.  Capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2015.  Interest rates are imputed at 8.00% to 11.68%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
2011	$ 87	$ 8,101
2012	70	5,758
2013	62	3,524
2014	67	2,797
2015	30	2,436
Remaining	-	5,707
	316	$28,323
Less interest and deposits	-
Present value of net minimum lease payments	316
Less current portion of obligations under capital leases	87
Long-term obligations under capital leases	$ 229
Capitalized amounts:
Machinery and equipment, primarily vehicles	$ 592
Accumulated amortization	(216)
	$ 376

Note J – Equity in Net Assets of Investee Companies

The Company has equity basis investments in companies located in Asia which purchase and process tobacco.  The Asia investees and ownership percentages are as follows:  Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%.  Summarized financial information for these investees for fiscal years ended March 31, 2010, 2009 and 2008 follows:

	Years Ended March 31,
Operations Statement Information	2010	2009	2008
Sales	$105,123	$122,000	$109,636
Gross Profit	14,947	12,111	13,095
Net Income	3,994	3,023	3,852

	March 31,
Balance Sheet Information	2010	2009
Current assets	$ 62,774	$ 42,820
Property, plant and equipment and other assets	36,540	32,554
Current liabilities	47,914	25,758
Long-term obligations and other liabilities	5,910	7,242
Interests of other shareholders	23,200	21,611
Company’s interest	22,290	20,763

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note K – Stock – Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  Awards granted are recognized as compensation expense based on the grant-date fair value estimated in accordance with generally accepted accounting principles.

          The table below summarizes certain data for the Company’s stock based compensation plans:

	Year Ended March 31,
	2010	2009	2008
Compensation Expense for all Stock Based Compensation Plans	$ 448	$5,417	$2,092
Tax (Expense) Benefits for Stock Based Compensation	$ (748)	$1,478	$ 582
Intrinsic Value of Stock Options Exercised	$ 59	$ -	$ 915
Intrinsic Value of Stock Appreciation Rights Exercised	$ -	$ -	$ 115
Fair Value of Stock Options Vested	$ 908	$1,337	$1,116
Fair Value of Stock Appreciation Rights Vested	$ -	$ -	$ 197

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007 and amended the plan at its Annual Meeting of Shareholders on August 6, 2009.  The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.  A maximum of 8,300 shares may be granted under the plan as amended.  As of March 31, 2010, 5,100 equity awards have been granted, 524 equity awards have been cancelled and 158 vested under the 2007 Plan, leaving 3,724 shares available for future awards under the 2007 Plan.  Total equity awards outstanding are 5,660 inclusive of 4,418 awards granted and outstanding under the 2007 plan and 1,242 awards granted under prior plans.  Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans.  Individual types of awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  This price has historically been the stock price on the date of grant.  Stock options generally vest ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 1,166 stock options granted during fiscal year 2008.  No stock options were granted during 2010 and 2009.

          Assumptions used to determine the fair value of options issued in 2008 include the following:

2008
Grant Price	$7.48
Exercise Price	$7.48
Expected Life in Years	7.00
Annualized Volatility	47%
Annual Dividend Rate	0%
Risk Free Rate	4.39%
Fair Value	$4,756

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note K – Stock – Based Compensation (Continued)

          The expected life assumption in 2008 is based on the average of options granted and ultimately exercised.

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2007	2,800	6.94
Granted	1,166	7.48
Exercised	(266)	5.91
Forfeited	(354)	7.05
Expired	(191)	22.35
Outstanding at March 31, 2008	3,155	6.28
Exercised	-	-
Forfeited	(364)	6.47
Expired	(155)	9.23
Outstanding at March 31, 2009	2,636	6.08
Exercised	(30)	3.26
Forfeited	(173)	6.46
Expired	(276)	4.89
Outstanding at March 31, 2010	2,157	6.24	5.46	$646
Vested and expected to vest at March 31, 2010	2,137	6.23	5.44	$643
Exercisable at March 31, 2010	1,647	6.01	4.91	$567

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The expense related to stock option awards for 2010, 2009, and 2008 was $1,090, $1,320, and $1,026, respectively.  Options exercised in 2010 were purchased by the tender of existing shares of option holders.  There were no options exercised in 2009.  Cash received from the exercise of options was $1,625 for the fiscal year 2008.

          The table below shows the movement in unvested options from March 31, 2009 to March 31, 2010.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2009	923	3.57	$3,289
Forfeited	(168)	2.62	(440)
Vested	(245)	3.71	(908)
Unvested March 31, 2010	510	3.81	$1,941

          As of March 31, 2010, there is $1,292 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 1.2 years.

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

Options with Attached SARs	Shares	Weighted Average Exercise Price
Outstanding at March 31, 2007	328	6.54
Exercised	(38)	6.58
Forfeited	(76)	6.53
Expired	(48)	6.25
Outstanding at March 31, 2008	166	6.62
Exercised	-	-
Forfeited	(31)	6.45
Expired	(57)	6.95
Outstanding at March 31, 2009	78	6.45
Exercised	-	-
Forfeited	(15)	6.45
Expired	(63)	6.45
Outstanding at March 31, 2010	-	-

          The Company recognized income of $9, $215 and $646 for the fiscal years ended March 31, 2010, 2009 and 2008, respectively, related to stock options with attached SARs.

          Assumptions used to determine the fair value of SARs as of March 31 included the following:

	2009	2008
Stock Price	$3.84	$6.04
Weighted Average Exercise Price	$6.45	$6.62
Expected Life in Years	.6	1.2
Annualized Volatility	55%	63%
Annual Dividend Rate	0%	0%
Discount Rate	.44%	1.54%

          Because the exercise price of the SARs outstanding at the period ending date was above the current stock price, the expected life was determined to be the maximum time period the SARs could be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company’s stock price.

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

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2007	854	4.84
Granted	262	7.48
Vested	(343)	5.48
Forfeited	(83)	5.30
Restricted at March 31, 2008	690	5.58
Granted	146	4.47
Vested	(316)	5.57
Forfeited	(26)	5.61
Restricted at March 31, 2009	494	5.26
Granted	192	4.25
Vested	(271)	4.13
Forfeited	(17)	5.95
Restricted at March 31, 2010	398	5.51

          As of March 31, 2010, there was $537 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through August 6, 2012.  Expense recognized due to the vesting of restricted stock awards was $824, $1,230 and $1,712 for the years ended March 31, 2010, 2009 and 2008, respectively.

Restricted Stock Units

Restricted stock units differ from restricted stock in that no shares are issued until restrictions lapse.  The restricted stock units will vest at the end of a three-year service period. The fair value of the restricted stock units is determined on the grant date and is amortized over the vesting period.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2008	-	-
Granted	99	4.47
Forfeited	(7)	4.47
Outstanding as of March 31, 2009	92	4.47
Granted	106	4.26
Forfeited	(10)	4.39
Outstanding as of March 31, 2010	188	4.36

          As of March 31, 2010 there was $492 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through August 18, 2012.  Expense recognized due to the vesting of these awards was $236 and $91 during the years ended March 31, 2010 and 2009, respectively.

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

Performance Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2008	-	-
Granted	1,197	4.47
Forfeited	(9)	4.47
Outstanding as of March 31, 2009	1,188	4.47
Granted	1,782	4.19
Forfeited	(203)	4.36
Outstanding as of March 31, 2010	2,767	4.30

         As of March 31, 2010, the Company anticipates that 255 of the performance shares will vest.  However, as of March 31, 2010 there was $10,759 of maximum remaining unamortized deferred compensation associated with these awards that could be earned during the service period through March 31, 2011.  Expense (income) recognized due to the expected vesting of this type of award was $(1,514) and $2,656 for the years ended March 31, 2010 and 2009, respectively.

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

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2008	-	-
Granted	150	4.47
Forfeited	-	-
Outstanding as of March 31, 2009	150	4.47
Granted	-	-
Forfeited	-	-
Outstanding as of March 31, 2010	150	4.47

         As of March 31, 2010 the Company anticipates that 35 of the performance-based restricted stock units will vest.  There is $514 remaining unamortized deferred compensation associated with the 115 restricted stock units that are not anticipated to vest.  Expense (income) recognized due to the expected vesting of these awards was $(179) and $335 during the years ended March 31, 2010 and 2009, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note L – Income Taxes

Accounting for Uncertainty in Income Taxes

As of March 31, 2010, 2009 and 2008, the Company’s unrecognized tax benefits totaled $9,004, $20,129, and $18,557, respectively, all of which would impact the Company’s effective tax rate if recognized.  The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2010, 2009 and 2008:

	2010	2009	2008
Balance at April 1	$ 20,129	$18,557	$24,064
Increase for current year tax positions	2,292	2,075	365
Increases (reductions) for prior year tax positions	(1,698)	3,062	(6,032)
Impact of changes in exchange rates	3,664	(3,565)	2,266
Reduction for settlements	(15,383)	-	(2,106)
Balance at March 31	$ 9,004	$20,129	$18,557

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended March 31, 2010 and 2009, the Company accrued an additional $11,487 and $3,191, respectively, of interest, penalties and related exchange losses related to unrecognized tax benefits.  During the year ending March 31, 2010, the Company reduced its accrued interest and penalties in amounts totaling $38,329.  The reductions were due to the Company participating in various governmental tax programs in certain locations to settle outstanding tax issues.  In addition, during the three months ended March 31, 2010, the Company further reduced accrued interest and penalties for $3,478 related to the expiration of statute of limitations.  As of March 31, 2010, accrued interest and penalties totaled $7,933 and $3,231, respectively.  As of March 31, 2009, accrued interest and penalties totaled $25,983 and $12,023, respectively.

         During the fiscal year ending March 31, 2010, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, decreased from $58,135 to $20,168.  The decrease relates to cash payments of approximately $12,941, settlements of approximately $37,292, expiration of statute of limitations of approximately $5,746, and increases related to current period activity of approximately $15,440 and new international uncertain tax positions of approximately $2,572.

         The Company expects to continue accruing interest expenses related to the remaining unrecognized tax benefits.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit of $2,262, interest of $1,499 and penalties of $1,697, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.  In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements.  The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions.  The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of March 31, 2010, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2007.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision

The components of income before income taxes, equity in net income of investee companies, minority interests and discontinued operations consisted of the following:

	Years Ended March 31,
	2010	2009	2008
U.S.	$(43,645)	$ 25,176	$ 12,074
Non-U.S.	117,837	84,156	(10,028)
Total	$ 74,192	$109,332	$ 2,046

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note L – Income Taxes (Continued)

Income Tax Provision (Continued)

         The details of the amount shown for income taxes in the Statements of Consolidated Operations and Comprehensive Income follow:

	Years Ended March 31,
	2010	2009	2008
Current
Federal	$ -	$ -	$ -
State	(7,509)	2,469	690
Non-U.S.	6,173	22,844	10,329
	$ (1,336)	$ 25,313	$ 11,019
Deferred
Federal	$ (9,271)	$ (23,586)	$ 17,384
State	(631)	(682)	1,068
Non-U.S.	7,447	(23,065)	(34,970)
	$ (2,455)	$ (47,333)	$(16,518)
Total	$ (3,791)	$ (22,020)	$ (5,499)

         The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2010	2009	2008
Tax expense at U.S. statutory rate	$ 25,967	$ 38,266	$ 716
Effect of non-U.S. income taxes	(16,309)	(16,457)	(2,682)
Goodwill amortization	(8,374)	(8,245)	(8,505)
Change in valuation allowance	(3,345)	(31,295)	11,887
Increase (decrease) in reserves for uncertain tax positions	(8,060)	3,369	(338)
Exchange effects and currency translation	5,680	(10,370)	(6,668)
Permanent items	650	2,712	91
Actual tax benefit	$ (3,791)	$(22,020)	$(5,499)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note L – Income Taxes (Continued)

Income Tax Provision (Continued)

          The deferred tax liabilities (assets) are comprised of the following:

	March 31,	March 31,
	2010	2009
Deferred tax liabilities:
Intangible assets	$ 9,685	$ 11,026
Unremitted earnings of non-U.S. subsidiaries	-	460
Fixed assets	11,137	12,318
Total deferred tax liabilities	$ 20,822	$ 23,804

Deferred tax assets:
Reserves and accruals	$ (60,678)	$ (57,087)
Tax credits	(55,842)	(54,523)
Tax loss carryforwards	(44,312)	(51,163)
Derivative transactions	(14,984)	(3,429)
Postretirement and other benefits	(29,444)	(25,216)
Other	(18,915)	(24,476)
Gross deferred tax assets	(224,175)	(215,894)
Valuation allowance	27,502	37,332
Total deferred tax assets	$ (196,673)	$ (178,562)
Net deferred tax asset	$ (175,851)	$ (154,758)

          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2010	March 31, 2009
Current asset	$ (37,209)	$ (24,837)
Current liability	5,930	4,681
Non current asset	(148,971)	(142,832)
Non current liability	4,399	8,230
Net deferred tax asset	$(175,851)	$(154,758)

         The current portion of the deferred tax asset is included in “current deferred taxes” and the current portion of deferred tax liability is included in “income taxes.”

         During the year ended March 31, 2010, the net deferred tax asset balance increased by $18,638 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in Equity as part of Other Comprehensive Income totaling $5,285 and recording a deferred tax asset related to the debt refinancing transaction totaling $14,979.

         For the year ended March 31, 2010, the valuation allowance decreased by $9,830.  The valuation allowance was reduced by $3,345, due to management’s judgment that realization of tax benefits of certain deferred tax assets is more likely than not.  The valuation allowance also decreased by $6,485 for certain adjustments not included in the deferred tax expense (benefit), primarily for the current year expiration and movements of tax attributes with fully reserved deferred tax assets.

         At March 31, 2010, the Company has non-U.S. tax loss carryovers of $84,702 and U.S. state tax loss carryovers of $202,445, respectively.  Of the non-U.S. tax loss carryovers, $27,881 will expire within the next five years, $29,122 will expire in later years, and $27,698 can be carried forward indefinitely.  Of the U.S. state tax loss carryovers, $6,690 will expire within the next five years and $195,754 will expire thereafter.  At March 31, 2010, the Company has foreign tax credit carryovers in the United States of $51,810 that expire in 2016.

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

         The Company has reversed its provision of $460, net of foreign tax credits, at March 31, 2010 related to undistributed earnings of foreign subsidiaries.  Management changed this classification to permanently reinvested and has no intentions to repatriate those earnings.  No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $177,899 at March 31, 2010 and $144,025 at March 31, 2009 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

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

         Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Turkey, Malawi and United Kingdom.

         A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2010 and 2009, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning	$ 75,142	$ 82,565	$ 57,085	$ 65,428
Service cost	1,666	1,912	1,969	2,549
Interest cost	5,352	5,029	3,784	3,836
Actuarial (gain) loss	16,018	(7,599)	3,883	380
Plan amendments/settlements/curtailments/special termination benefits	-	122	11	(9)
Effects of currency translation	-	-	1,300	(10,111)
Benefits paid	(5,920)	(6,887)	(3,795)	(4,988)
Benefit obligation, ending	$ 92,258	$ 75,142	$ 64,237	$ 57,085

Change in Plan Assets
Fair value of plan assets, beginning	$ 35,680	$ 42,877	$ 27,122	$ 41,900
Actual return on plan assets	8,142	(10,892)	8,898	(7,879)
Employer contribution	3,965	10,582	4,022	3,875
Effect of currency translation	-	-	592	(5,786)
Benefits paid	(5,920)	(6,887)	(3,795)	(4,988)
Fair value of plan assets, ending	$ 41,867	$ 35,680	$ 36,839	$ 27,122

Net amount recognized	$(50,391)	$(39,462)	$(27,398)	$(29,963)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2010	2009	2010	2009
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Non-current benefit asset	$ -	$ -	$ 167	$ -
Accrued current benefit liability	(2,735)	(2,556)	(2,829)	(3,550)
Accrued non-current benefit liability	(47,656)	(36,906)	(24,736)	(26,413)
Net amount recognized	$(50,391)	$(39,462)	$(27,398)	$(29,963)

          The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2010	2009	2010	2009
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$92,258	$75,142	$46,295	$57,085
Accumulated benefit obligation	89,645	73,687	42,613	54,050
Fair value of plan assets	41,867	35,680	18,731	27,122

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2010	2009	2008	2010	2009	2008
Service cost	$1,666	$1,912	$2,101	$1,969	$2,549	$ 364
Interest cost	5,352	5,029	4,699	3,784	3,836	3,210
Expected return on plan assets	(2,730)	(3,410)	(3,659)	(1,824)	(2,848)	(3,189)
Amortization of actuarial (gain) loss	(634)	(398)	416	639	56	68
Amortization of prior service (credit) cost	(194)	(308)	(272)	19	16	29
Special termination benefits	-	122	13	11	-	1,441
One-time effects of curtailment	-	-	(41)	-	-	-
One-time effects of settlement	-	-	-	(17)	(35)	-
Net periodic pension cost	$3,460	$2,947	$3,257	$4,581	$3,574	$1,923

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

          The amounts showing in other comprehensive income at March 31, 2010, March 31, 2009 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total

Prior service credit (cost)	$ (872)	$ 10,111	$ 9,239
Net loss	(21,229)	(4,641)	(25,870)
Deferred taxes	7,285	(1,909)	5,376
Balance at March 31, 2009	$(14,816)	$ 3,561	$(11,255)

Prior service credit (cost)	$ (195)	$ (2,008)	$ (2,203)
Net loss	(7,691)	(1,596)	(9,287)
Deferred taxes	3,891	1,216	5,107
Total change for 2010	$ (3,995)	$ (2,388)	$ (6,383)

Prior service credit (cost)	$ (1,067)	$ 8,103	$ 7,036
Net loss	(28,920)	(6,237)	(35,157)
Deferred taxes	11,176	(693)	10,483
Balance at March 31, 2010	$(18,811)	$ 1,173	$(17,638)

          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2010	2009	2008	2010	2009	2008
Discount rate	7.50%	6.30%	5.90%	6.69%	6.67%	5.93%
Rate of increase in future compensation	5.00%	5.00%	3.75%	5.08%	4.87%	3.80%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.25%	6.40%	7.50%	7.25%

          In order to project the long-term investment return for the total portfolio, estimates are prepared for the total return of each major asset class over the subsequent 10-year period, or longer. Those estimates are based on a combination of factors including the current market interest rates and valuation levels, consensus earnings expectations, historical long-term risk premiums and value-added. To determine the aggregate return for the pension trust, the projected return of each individual asset class is then weighted according to the allocation to that investment area in the trust’s long-term asset allocation policy.

          A March 31 measurement date is used for the pension, postretirement, other postemployment and employee savings plans. The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation, and estimates of future investment performance by asset class.

          The following assumptions were used to determine the benefit obligations disclosed for the pension, postretirement, other postemployment and employee savings plans at March 31, 2010 and 2009:

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Retirement Benefits (Continued)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2010	2009	2010	2009
Discount rate	5.50%	7.50%	6.35%	6.69%
Rate of increase in future compensation	5.00%	5.00%	5.02%	5.08%

         Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2011 is ($1,339) and ($23), respectively.

Plan Assets

The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2010 and 2009 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31,	March 31,		March 31,
(percentages)	2010	2010	2009	2010	2009
Asset Category:
Cash and cash equivalents	-	2.8	4.6	0.9	1.9
Equity securities	62.0	60.5	37.1	62.7	54.7
Debt securities	28.0	26.9	41.5	24.1	30.6
Real estate and other investments	10.0	9.8	16.8	12.3	12.8
Total	100.0	100.0	100.0	100.0	100.0

          The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  Manager performance is measured against investment objectives and objective benchmarks, including:  Salomon 90 Day Treasury Bill, Barclays Intermediate Govt. Credit, Barclays Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE.  The Portfolio Objective is to exceed the actuarial return on assets assumption.  Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate.  Equity securities do not include the Company’s common stock.  Our diversification and risk control processes serve to minimize the concentration of risk. There are no significant concentrations of risk, in terms of sector, industry, geography or company names.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Plan Assets (Continued)

Pension Plans

The fair values for the pension plans by asset category at March 31, 2010 are as follows:

U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	1,154	-	1,154	-
U.S. equities	12,960	12,960	-	-
International equities	12,374	12,374	-	-
U.S. fixed income in commingled funds	4,617	4,617	-	-
International fixed income in commingled funds	2,364	2,364	-	-
U.S. corporate bonds	2,404	2,404	-	-
U.S. government bonds	1,904	1,904	-	-
Other investments:
Hedge funds	861	-	-	861
Real estate	3,229	-	-	3,229
Total	41,867	36,623	1,154	4,090

Non-U.S. Pension Plans
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	352	352	-	-
U.S. equities	7,276	7,276	-	-
International equities	12,932	4,340	8,592	-
Global equity in commingled funds	2,903	-	2,903	-
International fixed income in commingled funds	3,524	-	3,524	-
U.S. fixed income in commingled funds	2,489	2,489	-	-
Global fixed income in commingled funds	2,858	1,094	1,764	-
Other investments:
Diversified funds	3,599	1,740	-	1,859
Real estate	906	906	-	-
Total	36,839	18,197	16,783	1,859

          The fair value hierarchy is described in Note R “Fair Value Measurements” to the “Notes to Consolidated Financial Statements."

          A reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs (level 3) as of March 31, 2010 is as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	Hedge fund	Real estate funds	Total Level 3 Plan assets	Hedge fund	Diversified funds	Total Level 3 Plan assets

Fair value, March 31, 2009	2,107	3,899	6,006	1,567	-	1,567
Total gains (losses) (unrealized/realized)	99	(473)	(374)	128	100	228
Purchases, sales and settlements net	(1,345)	(197)	(1,542)	(1,807)	1,759	(48)
Exchange rate changes	-	-	-	112	-	112
Fair value, March 31, 2010	861	3,229	4,090	-	1,859	1,859

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Plan Assets (Continued)

Pension Plans (Continued)

          As of March 31, 2010, the following methods and assumptions were used to estimate the fair value of our pension plans’ assets:

•

Cash and cash equivalents, U.S. and International equities, fixed income in commingled funds-observable prices;

•

Global equities in commingled funds-quoted market prices;

•

Government bonds, Corporate bonds-observable market prices; and

•

Other investments-principally unobservable prices adjusted by cash contributions and distributions.

          Plan assets are recognized and measured at fair value in accordance with the accounting standards regarding fair value measurements. The following are general descriptions of asset categories, as well as the valuation methodologies and inputs used to determine the fair value of each major category of plan assets.

          Cash and cash equivalents include short-term investment funds, primarily in diversified portfolios of investment grade money market instruments and are valued using quoted market prices or other valuation methods, and thus classified within Level 1 or Level 2 of the fair value hierarchy.

          Equity securities are investments in common stock of domestic and international corporations in a variety of industry sectors, and are valued primarily using quoted market prices and generally classified within Level 1 in the fair value hierarchy.

          Fixed income securities include U.S. Treasuries and agencies, debt obligations of foreign governments and debt obligations in corporations of domestic and foreign issuers. Fixed income also includes investments in asset backed securities such as collateralized mortgage obligations, mortgage backed securities and interest rate swaps. The fair value of fixed income securities are based on observable prices for identical or comparable assets, adjusted using benchmark curves, sector grouping, matrix pricing, broker/dealer quotes and issuer spreads, and are generally classified within Level 1 or Level 2 in the fair value hierarchy.

          Real estate investments include those in limited partnerships that invest in various commercial and residential real estate projects both domestically and internationally. The fair values of real estate assets are typically determined by using income and/or cost approaches or comparable sales approach, taking into consideration discount and capitalization rates, financial conditions, local market conditions and the status of the capital markets, and thus are classified within Level 3 in the fair value hierarchy.

          Other investments include those in limited partnerships that invest in operating companies that are not publicly traded on a stock exchange. Investment strategies in private equity include leveraged buyouts, venture capital, distressed investments and investments in natural resources. These investments are valued using inputs such as trading multiples of comparable public securities, merger and acquisition activity and pricing data from the most recent equity financing taking into consideration illiquidity, and thus are classified within Level 3 in the fair value hierarchy.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Cash Flows

Contributions

The Company expects to contribute $3,735 to its domestic benefits plans and $4,934 to its foreign benefit plans in 2011.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31,	March 31,	March 31,	March 31,
	2010	2010	2010	2010
2011	$ 7,510	$ 4,943	$ 793	$ 122
2012	6,403	4,632	770	130
2013	7,520	4,930	770	137
2014	6,664	4,555	740	142
2015	8,299	4,761	728	146
Years 2016-2020	38,843	25,526	3,451	698

         The Company sponsors 401-k savings plans for most of its salaried employees located in the United States.  The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008.  The Company also maintains defined contribution plans at various foreign locations.  The Company’s contributions to the plans were $4,062 in 2010, $3,323 in 2009 and $3,976 in 2008.

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

         The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2010	2009
Discount rate	9.67%	10.53%
Health care cost trend rate assumed for next year	7.94	9.9
Ultimate trend rate	7.94	9.9

         A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.

         For 2010 and 2009, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.

         Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts.  For 2010 the additional cost related to these contracts was $118.

         Prior service credits of $1,642 and unrecognized net actuarial losses of $433 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2011.

         A reconciliation of benefit obligations, plan assets and funded status of the plans was as follows:

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Postretirement Health and Life Insurance Benefits (Continued)

	U.S. Plans		Non-U.S. Plans
	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009
Change in Benefit Obligation
Benefit obligation, beginning	$ 8,137	$ 9,115	$ 1,669	$ 2,818
Service cost	60	61	5	74
Interest cost	580	548	187	292
Plan amendment	-	-	-	(967)
Plan curtailment	-	-	(431)	(95)
Effect of currency translation	-	-	410	(110)
Actuarial loss (gain)	1,736	(735)	(23)	(380)
Net transfer in	-	-	-	191
Benefits paid	(818)	(852)	(170)	(154)
Benefit obligation, ending	$ 9,695	$ 8,137	$ 1,647	$ 1,669

Change in Plan Assets
Fair value of plan assets, beginning	$ -	$ -	$ -	$ -
Employer contribution	818	852	432	154
Benefits paid	(818)	(852)	(432)	(154)
Fair value of plan assets, ending	$ -	$ -	$ -	$ -

Net amount recognized	$(9,695)	$(8,137)	$(1,647)	$(1,669)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued current benefit liability	$ (794)	$ (816)	$ (122)	$ (103)
Accrued non-current benefit liability	(8,901)	(7,321)	(1,525)	(1,566)
Net amount recognized	$(9,695)	$(8,137)	$(1,647)	$(1,669)

         There are no plan assets for 2010 or 2009.  Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2010	2009	2008	2010	2009	2008
Service cost	$ 60	$ 60	$ 73	$ 5	$ 74	$ 56
Interest cost	580	548	564	187	292	231
Curtailment	-	-	-	(1,020)	(96)	-
Prior service credit	(1,622)	(1,622)	(1,622)	(36)	-	-
Actuarial loss (gain)	314	376	421	(11)	-	-
Net periodic benefit cost (income)	$ (668)	$ (638)	$ (564)	$ (875)	$ 270	$ 287

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note M – Employee Benefits (Continued)

Postretirement Health and Life Insurance Benefits (Continued)

         The Company continues to evaluate ways to better manage these benefits and control their costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.  The Company expects to contribute $916 to its combined U.S. and non-U.S. postretirement benefit plans in 2011.

         Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements.  For these foreign plans, the cost of benefits charged to income was not material in 2010, 2009 and 2008.

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

          Based upon management’s evaluation of performance using information included in management reports, the Company believes it has five operating segments.  The five operating segments are the geographic segments:  Africa, Asia, Europe, North America and South America.  In reviewing these operations, the Company concluded that the economic characteristics of South America were dissimilar from the other operating segments.  Based on this fact, the Company is disclosing South America separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions”.  The Company concluded that these operating segments have similar long term financial performance and similar economic characteristics in each of the following areas:

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note N – Segment Information (Continued)

	Years Ended March 31,
Analysis of Segment Operations	2010	2009	2008
Sales and other Operating Revenues:
South America	$ 828,572	$ 865,127	$ 845,370
Other Regions	1,479,727	1,393,092	1,166,133
Total Revenue	$2,308,299	$2,258,219	$2,011,503

Operating Income:
South America	$ 84,191	$ 75,815	$ 42,192
Other Regions	139,623	128,647	51,403
Total Operating Income	223,814	204,462	93,595
Debt Retirement Expense	40,353	954	5,909
Interest Expense	113,819	97,984	101,885
Interest Income	4,550	3,808	16,245
Income Before Income Taxes and Other Items	$ 74,192	$ 109,332	$ 2,046

	Years Ended March 31,
Analysis of Segment Assets	2010	2009	2008
Segment Assets:
South America	$ 806,088	$ 939,234	$ 844,053
Other Regions	1,105,111	819,285	868,812
Total Assets	$1,911,199	$1,758,519	$1,712,865

Goodwill:
Other Regions	$ 2,794	$ 2,794	$ 2,794

Equity in Net Assets of Investee Companies:
Other Regions	$ 22,290	$ 20,763	$ 19,285

Depreciation and Amortization:
South America	$ 9,206	$ 8,785	$ 9,546
Other Regions	19,907	20,492	25,012
Total Depreciation and Amortization	$ 29,113	$ 29,277	$ 34,558

Capital Expenditures:
South America	$ 6,380	$ 2,262	$ 3,293
Other Regions	11,072	18,980	20,610
Total Capital Expenditures	$ 17,452	$ 21,242	$ 23,903

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note N – Segment Information (Continued)

	Years Ended March 31,
Sales by Destination	2010	2009	2008
Sales and Other Operating Revenues:
Belgium	$ 491,024	$ 447,475	$ 395,730
United States	323,521	322,277	349,200
Russia	132,565	115,230	118,663
China	129,810	147,761	84,320
Netherlands	123,705	124,245	104,967
Germany	121,023	109,283	143,996
Indonesia	73,422	117,704	63,376
Other	913,229	874,244	751,251
	$ 2,308,299	$ 2,258,219	$ 2,011,503

Sales and Other Operating Revenues to Major Customers

Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International, Inc., Japan Tobacco Inc. and British American Tobacco p.l.c. for the year ended March 31, 2010; Philip Morris International, Inc. and Japan Tobacco Inc., for the year ending March 31, 2009; and Altria Group, Inc. and Japan Tobacco Inc. for the year ended March 31, 2008.

	Years Ended March 31,
Property, Plant and Equipment by Location	2010	2009	2008
Property, Plant and Equipment, Net:
United States	$ 37,943	$ 41,204	$ 44,284
Brazil	46,651	47,663	52,002
Turkey	29,850	31,650	33,784
Malawi	30,797	32,848	35,164
Tanzania	13,369	13,087	14,839
Europe	14,300	15,839	16,125
Argentina	9,427	10,352	11,275
Asia	6,897	7,648	8,244
Other	3,990	2,663	2,560
	$ 193,224	$ 202,954	$ 218,277

Note O – Foreign Currency Translation

The financial statements of foreign entities included in the consolidated financial statements have been translated to U.S. dollars in accordance with generally accepted accounting principles.

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

          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars.  The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange gains (losses) in 2010, 2009 and 2008 were $12,288, $(20) and $4,073, respectively, and are included in the respective statements of income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note P – Contingencies and Other Information

Non-Income Tax

In September 2006, the Company’s Serbian operations were assessed for VAT and government pension liability for payments to suppliers.  The Company appealed the assessment from the tax authorities based upon favorable discussions with the Ministry of Finance.  In March 2010, the Company was informed that the Supreme Court upheld the tax authorities’ initial assessment.  As a result, the Company recorded an additional reserve for $1,288.  As of March 31, 2010, the total reserve balance in $1,496.

           The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,398 and the total assessment including penalties and interest through March 31, 2010 is $15,287.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $7,398 represents intrastate trade tax credit amounts which were offset against intrastate trade tax payables. At March 31, 2010, the Company also has intrastate trade tax credits from Parana of $13,165.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul (“Rio Grande”) of $60,862 and $48,092 at March 31, 2010 and 2009, respectively. Based on management’s expectations about future realization, the Company has recorded a valuation allowance on the Rio Grande intrastate trade tax credits of $21,340 and $15,004 at March 31, 2010 and 2009, respectively. The allowance on the Rio Grande intrastate trade tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  The Company appealed and the case is currently before the Supreme Court.  In addition, the Company received an assessment in 2006 for federal income taxes in 2005 that were offset by the IPI credit bonus.  The assessment is valued at $27,302 at March 31, 2010.  The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in pension, postretirement and other long term liabilities. As a result of various legislative and judicial actions, the Company does not expect a ruling by the Supreme Court in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note P – Contingencies and Other Information (Continued)

Other (Continued)

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$9,924) plus interest and costs.  The Company believes the claim to be without merit and intends to vigorously defend it.  No amounts have been reserved with respect to such claim.

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

           The Company has been advised by Justice and the SEC that such agencies believe that violations of applicable federal laws have occurred.  The Company is engaging in discussions with both agencies to resolve their investigations into alleged violations of the Foreign Corrupt Practices Act and other federal securities laws.  Based on those discussions, resolution of the investigations is likely to include injunctive relief, disgorgement, fines, penalties and the retention of an independent compliance monitor.  Moreover, negotiations with the agencies have reached a stage at which an agreement in principle has been reached and the Company is able to estimate a probable loss in connection with these matters of $19,450 for any disgorgement, fines and penalties.  This loss is recorded in Accrued Expenses and Other Income (Expense) in the consolidated balance sheet at March 31, 2010 and in the statement of consolidated operations for the year ended March 31, 2010, respectively.  This agreement in principle is subject to the finalization and execution, with both the SEC and Justice, of definitive agreements and, further, is subject to the approval of a federal court having jurisdiction over this matter. Therefore, there can be no assurance that the Company’s negotiations with the SEC and Justice will result in a final resolution, and the amount of the loss upon final resolution may exceed the Company’s current estimate.  Further, the Company will incur additional costs associated with the retention of an independent monitor and with any changes the Company may implement.  However, the Company is not able to estimate the financial impact of an independent monitor.

           On December 13, 2007, the Public Prosecutors’ offices in the States of Santa Catarina and Parana filed claims against the Company’s Brazilian subsidiary, Alliance One Brazil Exportadora de Tobaccos Ltda. and a number of other tobacco processors, on behalf of all tobacco suppliers in those states.  The lawsuits primarily assert that there exists an employment relationship between tobacco processors and tobacco suppliers.  The Company believes these claims to be without merit and intends to vigorously defend them.  Ultimate exposure if an unfavorable outcome is received is not determinable.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note P – Contingencies and Other Information (Continued)

Other (Continued)

           On July 23, 2009, the Company received notice that Sharpmind Enterprises, Ltd., a British Virgin Islands company, had filed in the United States District Court for the Eastern District of North Carolina, a claim against the Company seeking unspecified damages for an alleged breach of a sales representation agreement between the Company and Sharpmind.  Sharpmind has indicated that it would seek damages in excess of $2,000.  The Company has recorded an accrual it believes is adequate to satisfy the estimated financial outcome. However, the Company intends to vigorously defend the claim.

           The Company and certain of its foreign subsidiaries guarantee bank loans to suppliers to finance their crops.  Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their suppliers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the supplier or tobacco cooperative default.  If default occurs, the Company has recourse against the supplier or cooperative.  At March 31, 2010, the Company was guarantor of an amount not to exceed $178,874 with $178,681 outstanding under these guarantees.

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

           On November 6, 2009, the Company’s subsidiary in Brazil announced the construction of a new tobacco processing facility in the State of Santa Catarina.  The new facility will require an investment of R$100,000 (approximately US$57,160) and will have an annual production capacity of 70 million kilos. The Company estimates that the facility will be operational for processing the 2011 crop.  Additionally, the Company projects sufficient excess liquidity from both cash and available credit lines to meet construction and development costs while maintaining an appropriate liquidity cushion. As a result of moving production to Santa Catarina, the Company will have excess intrastate tax credits. Therefore, the Company has reached an agreement with the government of Santa Catarina to allow the Company to sell its excess credits (receivables) to third parties.  The Company has recorded a valuation allowance on the Santa Catarina intrastate trade tax credits of $2,030 at March 31, 2010.  The valuation of the Santa Catarina excess intratstate trade tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

Note Q – Sale of Receivables

Alliance One International, A.G., a wholly owned subsidiary of the Company is engaged in a revolving trade accounts receivable securitization arrangement to sell receivables to a third party limited liability company (“LLC”).  The agreement, which matures March 26, 2013, is funded through third-party loans to the LLC which is committed up to a maximum of $100,000 in funding at any time. To the extent that the balance of the loan is less than $100,000 the Company is subject to a 0.25% fee on the unused amount.  The Company is currently working on modifications to the agreements, including to add Alliance One International, Inc. as an additional seller.

          Proceeds consist of 90% of the face value in cash, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer.  Upon sale, the Company reduces the carrying value of the receivable sold and records the fair value of the retained interest in the receivable in accounts receivable.  The fair value of the retained interest is calculated by applying the commercial paper rate and the servicing rate to the balance of the outstanding receivables in the facility.  The Company receives a 0.5% per annum servicing fee on receivables sold and outstanding which is recorded as a reduction of selling, administrative and general expenses.  This fee is compensatory and no servicing asset or liability has resulted from the sale.  The receivables sold are non-interest bearing.  This in conjunction with the short life of the receivables sold and outstanding causes the effects of any prepayments on the value of assets recorded to be inconsequential. Losses on sale of receivables are recorded as a component of other income (expense) in the statement of operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note Q – Sale of Receivables (Continued)

          The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2010	2009
Receivables outstanding in facility:
As of April 1	$ 100,611	$ 70,862
Sold	859,062	732,889
Collected	(854,094)	(703,140)
As of March 31	$ 105,579	$ 100,611

Retained interest as of March 31	$ 25,125	$ 26,833

Decreases in retained interest resulting from changes in discount rate:
10%	$ 83	$ 107
20%	$ 165	$ 214

Criteria to determine retained interest as of March 31:
Weighted average life in days	95	85
Discount rate (inclusive of 0.5% servicing fee)	3.00%	4.71%
Unused balance fee	0.25%	0.25%

Cash proceeds for the twelve months ended March 31:
Current purchase price	$ 606,772	$ 476,523
Deferred purchase price	232,101	235,880
Service fees	517	501
Total	$ 839,390	$ 712,904

Loss on sale of receivables	$ 2,950	$ 3,548

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. Since April 1, 2009, the average outstanding balance of the facility utilized has been $76,711 with a minimum outstanding balance of $47,174 and a maximum of $99,712.

Note R – Fair Value Measurements

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

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2010				March 31, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$ -	$2,528	$ -	$ 2,528	$ -	$23,469	$ -	$ 23,469
Securitized retained interests	-	-	25,125	25,125	-	-	26,833	26,833
Total Assets	$ -	$2,528	$25,125	$27,653	$ -	$23,469	$26,833	$ 50,302

Liabilities
Derivative financial instruments	$ -	$ -	$ -	$ -	$ -	$25,670	$ -	$ 25,670
Guarantees	-	-	13,478	13,478	-	-	14,584	14,584
Total Liabilities	$ -	$ -	$13,478	$13,478	$ -	$25,670	$14,584	$ 40,254

          The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Retained Interests	Guarantees
Beginning Balance March 31, 2008	$15,207	$20,069
Total losses (realized / unrealized included in earnings)	3,548	-
Purchases, issuances, and settlements, net	8,078	(5,485)
Ending Balance March 31, 2009	26,833	14,584
Total losses (realized / unrealized included in earnings)	2,950	-
Purchases, issuances, and settlements, net	(4,658)	(1,106)
Ending Balance at March 31, 2010	$25,125	$13,478

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note R – Fair Value Measurements (Continued)

          The amount of total losses included in earnings for the year ended March 31, 2010 attributable to the change in unrealized losses relating to assets still held at March 31, 2010 was $826 on securitized retained interests.

          Gains and losses included in earnings are reported in Other Income (Expense).

Non-Recurring Fair Value Measurements

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. During the year ended March 31, 2010, the Company recorded a fair value adjustment to its intrastate tax credits relating to the Brazilian state of Santa Catarina. The Company calculated a fair value measurement, utilizing Level 3 inputs, of $29,517 for the credits at the time the impairment was recorded. Specifically, the Company utilized an expected cash flow model, which incorporated a risk-adjusted discount rate to appropriately calculate the fair value of the credits. There were no non-recurring fair value measurements during the year ended March 31, 2009. See Note P “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for additional information.

Note S – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2010	March 31, 2009
Balances:
Accounts receivable	$30,061	$29,765
Accounts payable	20,275	27,488

	Year Ended March 31,
	2010	2009	2008
Transactions:
Purchases	$140,432	$158,609	$165,786

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note T – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2010
	Sales and other operating revenue	$410,484	$675,154	$658,353	$564,308	$2,308,299
	Gross profit	87,962	106,826	98,101	103,561	396,450
	Net income (loss)	14,876	(1,376)	47,788	18,658	79,946
	Net earnings attributable to noncontrolling interest	399	82	530	(232)	779
	Net income attributable to Alliance One International, Inc.	14,477	(1,458)	47,258	18,890	79,167
	Per Share of Common Stock:
	Basic earnings attributable to Alliance One International, Inc.	.16	(.02)	.53	.21	.89
	Diluted earnings attributable to Alliance One International, Inc.	.16	(.02)	.43	.18	.78
Market Price	- High	5.71	4.73	5.23	5.96	5.96
	- Low	3.19	3.61	4.25	4.50	3.19
	Year Ended March 31, 2009
	Sales and other operating revenue	$459,165	$597,092	$689,974	$511,988	$2,258,219
	Gross profit	76,662	80,445	119,489	84,243	360,839
	Income from continuing operations	14,922	20,521	59,616	37,771	132,830
	Income (loss) from discontinued operations	509	(45)	(41)	(16)	407
	Net income (loss)	15,431	20,476	59,575	37,755	133,237
	Net earnings attributable to noncontrolling interests	126	119	113	321	679
	Net income attributable to Alliance One International, Inc.	15,305	20,357	59,462	37,434	132,558
	Per Share of Common Stock:
	Basic Earnings (1)
	Income from continuing operations	.16	.23	.67	.42	1.50
	Income from discontinued operations	.01	-	-	-	-
	Net income attributable to Alliance One International, Inc.	.17	.23	.67	.42	1.50
	Diluted Earnings
	Income from continuing operations	.16	.23	.67	.42	1.49
	Income from discontinued operations	.01	-	-	-	-
	Net income attributable to Alliance One International, Inc.	.17	.23	.67	.42	1.49
Market Price	- High	6.60	5.30	4.22	4.25	6.60
	- Low	5.07	3.50	1.97	2.22	1.97

(1)

Does not add due to quarterly change in average shares outstanding

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (Continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note U – Subsequent Event

Second Amendment.  On June 9, 2010, the Company entered into a Second Amendment to its Credit Agreement, which effected the following modifications:

•

added back $19,450 to Consolidated Net Income for the period ended March 31, 2010, to account for costs associated with the Foreign Corrupt Practices Act matter described in Note P;

•

increased the Maximum Consolidated Leverage Ratio to 5.25 to 1.00 for the period ending September 30, 2010 and to 5.00 to 1.00 for the period ending March 31, 2011; and

•

to allow:

•

the Company’s Delta Technology & Software, LLC subsidiary (“Delta Technology”) to incur Indebtedness of up to $25,000 after it ceases to be a wholly owned subsidiary;

•

the Company to guarantee the Indebtedness of Delta Technology up to $25,000;

•

Delta Technology to issue up to 30% Equity Interests in Delta Technology to officers, employees, directors, advisory boards and/or third parties investors of Delta Technology; and

•

allow for certain Restricted Payments by Delta Technology.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2010 and 2009, and the related statements of consolidated operations and comprehensive income, consolidated stockholders' equity, and consolidated cash flows for each of the three years in the period ended March 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance One International, Inc. and subsidiaries as of March 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2010, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 14, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  Deloitte & Touche LLP

_____________________________________

Raleigh, North Carolina

June 14, 2010

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2010, of the Company and our report dated June 14, 2010, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

_____________________________________

Raleigh, North Carolina

June 14, 2010

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                   AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2010. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

          Based on this evaluation, our Chief Executive Office and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2010.

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

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2010 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          Based on that assessment, management believes our internal control over financial reporting was effective as of March 31, 2010.

          The effectiveness of our internal control over financial reporting as of March 31, 2010 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management has implemented changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the twelve months ended March 31, 2010 as described below.

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance.  During the nine months ended December 31, 2009, further developments to the financial reporting process were implemented for the United Kingdom, U.S., and Brazil operations and the Company substantially completed the process of implementing SAP in two of its African operation. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.  There were no other changes that occurred during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On June 9, 2010, the Company entered into a Second Amendment to its Credit Agreement, which effected the following modifications:

•

added back $19,450 to Consolidated Net Income for the period ended March 31, 2010, to account for costs associated with the Foreign Corrupt Practices Act matter described in Note P of Notes to Consolidated Financial Statements included in Item 8 of this report;

•

increased the Maximum Consolidated Leverage Ratio to 5.25 to 1.00 for the period ending September 30, 2010 and to 5.00 to 1.00 for the period ending March 31, 2011; and

•

to allow:

•

the Company’s Delta Technology & Software, LLC subsidiary (“Delta Technology”) to incur Indebtedness of up to $25,000 after it ceases to be a wholly owned subsidiary;

•

the Company to guarantee the Indebtedness of Delta Technology up to $25,000;

•

Delta Technology to issue up to 30% Equity Interests in Delta Technology to officers, employees, directors, advisory boards and/or third parties investors of Delta Technology; and

•

allow for certain Restricted Payments by Delta Technology.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION as of March 31, 2010
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	5,261,835	6.24	3,724,667

Equity Compensation Plans Not Approved by Security Holders	0	Not Applicable	0
Total	5,261,835	6.24	3,724,667

(1)

These shares consist of stock options, restricted stock units, performance share units and performance-based restricted stock units.  The number of performance share units and performance-based restricted stock units subject to these awards reflects the maximum number of shares to be earned if certain company-wide performance criteria are met at the end of the performance periods.

(2)

The weighted-average exercise price does not take into account restricted stock units, performance share units or performance-based restricted stock units.

(3)

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

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations and Comprehensive Income –Years
ended March 31, 2010, 2009 and 2008
Consolidated Balance Sheets - March 31, 2010 and 2009
Statement of Consolidated Stockholders' Equity - Years ended March 31, 2010, 2009 and 2008
Statement of Consolidated Cash Flows - Years ended March 31, 2010, 2009 and 2008
Notes to Consolidated Financial Statements
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

	3.02	Fourth Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 3, 2008 (SEC File No. 1-3684).

	4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended December 31, 2009 (SEC File No. 1-3684).

4.02

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

4.06

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

10.05

Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).*

10.06

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Awards (Career Shares), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.07

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Career Share Units), incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.08

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Performance-Based Restricted Stock Units), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.09

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

	10.10	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.11

Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (SEC File No. 1-3684).*

10.12

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.13

DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.14

Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (Continued)

(b)	Exhibits (Continued)

10.15

Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.16

Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.17

Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.18

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.19

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Henry C. Babb, Jr., incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K filed, January 7, 2009 (SEC File No. 1-3684).*

10.20

Separation and General Release Agreement dated as of July 20, 2009 between Alliance One International, Inc. and Hilton Kappaun, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 22, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).*

	10.21	Summary of director and executive officer compensation arrangements (filed herewith).*

10.22

Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 19 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 10, 2008 (SEC File No. 1-3684).*

10.23

Second Amendment to Credit Agreement, dated as of June 9, 2010, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith).

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
Year ended March 31, 2008
Deducted from asset accounts:
Allowance for doubtful accounts	$ 3,392,114	$2,123,820	$5,157,484 (B)	$ 640,691 (A)	$10,032,727

Year ended March 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$10,032,727	$ 882,359	$ -	$ 2,430,876 (A)	$ 8,484,210

Year ended March 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$ 8,484,210	$ 446,593	$ -	$ 5,025,279 (A,C)	$ 3,905,524

(A) Currency translation and direct write off.

(B) Reclassification of beginning balance from discontinued operations to continuing operations.

(C) Subsidiary sold - $4,585,322.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 14, 2010.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ Robert E. Harrison By________________________________________________ Robert E. Harrison Chairman, Chief Executive Officer and President

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 14, 2010.

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

	3.02	Fourth Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed June 3, 2008 (SEC File No. 1-3684).

	4.01	Specimen of Common Stock certificate incorporated by reference to Exhibit 4.1 to the Quarterly Report on Form 10-Q for the period ended December 31, 2009 (SEC File No. 1-3684).

4.02

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

4.06

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

EXHIBIT INDEX

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

10.05

Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).*

10.06

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Awards (Career Shares), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.07

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Career Share Units), incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.08

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Stock Units (Performance-Based Restricted Stock Units), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.09

Alliance One International Inc. 2007 Incentive Plan, Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

	10.10	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.11

Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (SEC File No. 1-3684).*

10.12

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.13

DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.14

Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.15

Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.16

Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

EXHIBIT INDEX

Exhibits	(Continued)

10.17

Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.18

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.19

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Henry C. Babb, Jr., incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K filed, January 7, 2009 (SEC File No. 1-3684).*

10.20

Separation and General Release Agreement dated as of July 20, 2009 between Alliance One International, Inc. and Hilton Kappaun, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 22, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).*

	10.21		Summary of director and executive officer compensation arrangements (filed herewith).*

10.22

Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 19 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 10, 2008 (SEC File No. 1-3684).*

10.23

Second Amendment to Credit Agreement, dated as of June 9, 2010, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith).

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