Form 10-Q
period 2010-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2010-08-05
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of July 30, 2010, the registrant had 89,344,874 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2010 and 2009
(Unaudited)

	June 30,	June 30,
(in thousands, except per share data)	2010	2009

Sales and other operating revenues	$490,956	$410,484
Cost of goods and services sold	410,938	322,522
Gross profit	80,018	87,962
Selling, administrative and general expenses	37,274	36,328
Other income (expense)	1,602	(440)
Operating income	44,346	51,194
Debt retirement expense	932	-
Interest expense	26,736	24,968
Interest income	1,983	915
Income before income taxes and other items	18,661	27,141
Income tax expense	4,830	12,265
Equity in net income of investee companies	-	-
Net income	13,831	14,876
Less: Net income attributable to noncontrolling interests	9	399
Net income attributable to Alliance One International, Inc.	$ 13,822	$ 14,477

Earnings per share:
Basic	$ .16	$ .16
Diluted	$ .13	$ .16

Weighted average number of shares outstanding:
Basic	88,961	88,479
Diluted	112,292	89,170

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)				June 30, 2010	June 30, 2009	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents				$ 247,636	$ 67,630	$ 129,738
Trade and other receivables, net				119,080	168,457	207,387
Accounts receivable, related parties				48,304	43,067	30,061
Inventories				1,044,406	951,925	824,147
Advances to tobacco suppliers				82,629	85,915	70,749
Recoverable income taxes				2,947	8,960	11,447
Current deferred taxes				32,484	28,635	37,209
Prepaid expenses				61,108	67,378	67,288
Assets held for sale				537	4,947	819
Current derivative asset				6,342	12,932	2,528
Other current assets				1,107	8,510	1,579
Total current assets				1,646,580	1,448,356	1,382,952

Other assets
Investments in unconsolidated affiliates				23,202	21,674	23,202
Goodwill and other intangible assets				43,827	49,066	44,991
Deferred income taxes				148,987	143,182	148,971
Other deferred charges				27,239	14,718	27,789
Other noncurrent assets				105,011	128,495	90,070
				348,266	357,135	335,023

Property, plant and equipment, net				198,240	199,273	193,224
				$2,193,086	$2,004,764	$1,911,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 510,562	$ 380,612	$ 188,981
Accounts payable				123,631	111,763	146,395
Due to related parties				4,337	24,454	20,275
Advances from customers				92,736	122,009	102,286
Accrued expenses and other current liabilities				139,723	102,316	113,048
Income taxes				11,395	20,885	16,281
Long-term debt current				448	15,603	457
Total current liabilities				882,832	777,642	587,723

Long-term debt				765,684	697,792	788,880
Deferred income taxes				4,237	8,398	4,399
Liability for unrecognized tax benefits				20,699	66,812	20,168
Pension, postretirement and other long-term liabilities				113,470	103,299	115,107
				904,090	876,301	928,554

Stockholders’ equity	June 30, 2010	June 30, 2009	March 31, 2010
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	97,198	97,014	96,966	461,145	470,093	460,971
Retained deficit				(35,420)	(113,932)	(49,242)
Accumulated other comprehensive loss				(24,026)	(9,880)	(21,329)
Total stockholders’ equity of Alliance One International, Inc.				401,699	346,281	390,400
Noncontrolling interests				4,465	4,540	4,522
Total equity				406,164	350,821	394,922
				$2,193,086	$2,004,764	$1,911,199

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity

Balance, March 31, 2009	$468,195	$(128,409)	$ (1,870)	$ (11,255)	$ 4,119	$ 330,780
Net income	-	14,477	-	-	399	14,876
Restricted stock surrendered	(26)	-	-	-	-	(26)
Stock-based compensation	1,924	-	-	-	-	1,924
Conversion of foreign currency
financial statements	-	-	3,245	-	22	3,267

Balance, June 30, 2009	$470,093	$(113,932)	$ 1,375	$ (11,255)	$ 4,540	$ 350,821

Balance, March 31, 2010	$460,971	$(49,242)	$ (3,691)	$ (17,638)	$ 4,522	$ 394,922
Net income	-	13,822	-	-	9	13,831
Restricted stock surrendered	(340)	-	-	-	-	(340)
Exercise of employee stock options	20	-	-	-	-	20
Stock-based compensation	494	-	-	-	-	494
Conversion of foreign currency financial statements	-	-	(2,697)	-	(66)	(2,763)

Balance, June 30, 2010	$461,145	$(35,420)	$ (6,388)	$ (17,638)	$ 4,465	$ 406,164

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2010 and 2009 (Unaudited)

(in thousands)	June 30, 2010	June 30, 2009

Operating activities
Net income	$ 13,831	$ 14,876
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	7,094	7,342
Debt amortization/interest	3,216	1,852
(Gain) loss on foreign currency transactions	(5,224)	2,499
Changes in operating assets and liabilities, net	(192,080)	(188,009)
Other, net	(1,279)	2,072
Net cash used by operating activities	(174,442)	(159,368)

Investing activities
Purchases of property, plant and equipment	(13,111)	(3,103)
Proceeds from sale of property, plant and equipment	1,465	1,535
Foreign currency derivatives	-	(5,026)
Other, net	(551)	1,136
Net cash used by investing activities	(12,197)	(5,458)

Financing activities
Net proceeds/repayments of short-term borrowings	334,322	112,160
Proceeds from long-term borrowings	-	130,000
Repayment of long-term borrowings	(24,019)	(95,781)
Debt issuance cost	(3,374)	(2,268)
Other, net	(630)	-
Net cash provided by financing activities	306,299	144,111

Effect of exchange rate changes on cash	(1,762)	680

Increase (decrease) in cash and cash equivalents	117,898	(20,035)
Cash and cash equivalents at beginning of period	129,738	87,665

Cash and cash equivalents at end of period	$ 247,636	$ 67,630

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included.  The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2010.

          The Company historically presented the current and noncurrent advances on purchases of tobacco (prepaid inventory) at contractually stated amounts on the face of its balance sheet. The Company changed its presentation of advances on purchases of tobacco as of March 31, 2010 to present the advances at the lower of its cost basis or estimated recoverable amounts instead of its contractually stated or notional amount. The Company believes this change in presentation provides a more transparent view of its application of an inventory model in accounting for its advances on purchases of tobacco. Historically, the Company reported deferred amounts including the mark-up, interest and unrecoverable provisions in inventories. The Company has reclassified these amounts from inventories to current and long term advances to tobacco suppliers. The amount reclassified from inventories to current advances to tobacco suppliers was a reduction of $42,984 and an increase of $16,388 to long term advances to tobacco suppliers included in other noncurrent assets at June 30, 2009.

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $7,655 and $5,041 for the three months ended June 30, 2010 and 2009, respectively.

New Accounting Standards

Recently Adopted Accounting Pronouncements

On April 1, 2010, the Company adopted new accounting guidance on accounting for transfers of financial assets. The objective of this accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  The Company adopted this new accounting guidance with no material impact to its financial condition and results of operations.  See Note 15 “Sale of Receivables” for further details.

         On April 1, 2010, the Company adopted new accounting guidance on accounting for variable interest entities. The objective of this accounting guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Company adopted this new accounting guidance with no material impact to its financial condition and results of operations.  See Note 5 “Variable Interest Entities” for further details.

Recent Accounting Pronouncements Not Yet Adopted

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

         In January 2010, the FASB issued new accounting guidance on fair value measurements and disclosures. This guidance requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It will also require reporting entities to present separately information about purchases, sales, issuances, and settlements in their Level 3 fair value reconciliations. The new disclosures and clarifications of existing disclosures (the Level 1 and Level 2 changes) were effective for the Company on January 1, 2010 with no material impact to the Company.  The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements will be effective for the Company on April 1, 2011. The Company does not expect these new disclosure requirements to have a material impact on its financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

2.  INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of June 30, 2010, the Company’s unrecognized tax benefits totaled $8,995, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2010, accrued interest and penalties totaled $8,342 and $3,362, respectively.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit of $2,236, interest of $1,532 and penalties of $1,677, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.  In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements.  The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions.  The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of June 30, 2010, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2007.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three Months Ended June 30, 2010

The effective tax rate used for the three months ended June 30, 2010 was 25.9% compared to 45.2% for the three months ended June 30, 2009.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ended March 31, 2011 to be 20.1% after absorption of discrete items.

         For the three months ended June 30, 2010, the Company recorded a specific event adjustment expense of $1,227 bringing the effective tax rate estimated for the three months of 19.3% to 25.9%.  This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits and net exchange gains on income tax accounts.   For the three months ended June 30, 2009, the Company recorded a specific event adjustment expense of $2,565 bringing the effective tax rate estimated for the three months of 35.7% to 45.2%.  This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits, net exchange gains on income tax accounts and a tax adjustment related to the foreign currency exchange account.  The significant difference in the estimated effective tax rate for the three months ended June 30, 2010 from the statutory rate is primarily due to foreign income tax rates lower than the U.S. rate, currency exchange and amortization of goodwill.

3.  GUARANTEES

The Company and certain of its foreign subsidiaries guarantee bank loans to suppliers to finance their crops.  Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their suppliers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the supplier or tobacco cooperative default.  If default occurs, the Company has recourse against the supplier or cooperative.  At June 30, 2010, the Company was guarantor of an amount not to exceed $152,128 with $131,477 outstanding under these guarantees.  Approximately 88% of these guarantees expire within one year and the remainder within five years.  At June 30, 2009, the Company was guarantor of an amount not to exceed $145,810 with $140,963 outstanding under the guarantees.  The fair value of all guarantees was $8,933 and $11,349 as of June 30, 2010 and 2009, respectively.  The fair value of guarantees is recorded in accrued expenses and other current liabilities and included in crop costs.

         In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of June 30, 2010 and 2009, respectively, the Company had balances of $49,651 and $35,049 that were due to local banks on behalf of suppliers. These amounts are included in accounts payable in the consolidated balance sheet.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended June 30, 2010 and 2009.

          Goodwill and Intangible Asset Rollforward:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2010	-	15	6	4
March 31, 2009 balance:
Gross carrying amount	$ 2,794	$33,700	$7,844	$ 13,776	$ 58,114
Accumulated amortization	-	(6,529)	(270)	(1,438)	(8,237)
Net March 31, 2009	2,794	27,171	7,574	12,338	49,877
Additions	-	-	-	329	329
Amortization expense	-	(422)	(54)	(664)	(1,140)
Net June 30, 2009	2,794	26,749	7,520	12,003	49,066
Additions	-	-	49	354	403
Amortization expense	-	(1,263)	(1,128)	(2,087)	(4,478)
Net March 31, 2010	2,794	25,486	6,441	10,270	44,991
Amortization expense	-	(421)	(47)	(696)	(1,164)
Net June 30, 2010	$ 2,794	$25,065	$6,394	$ 9,574	$ 43,827

          Estimated Intangible Asset Amortization Expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible	Total
2011	$ 1,685	$ 1,095	$ 2,879	$ 5,659
2012	1,685	1,173	2,892	5,750
2013	1,685	1,251	2,892	5,828
2014	1,685	1,251	1,454	4,390
2015	1,685	1,173	141	2,999
Later	17,061	498	12	17,571
	$ 25,486	$ 6,441	$ 10,270	$ 42,197

Alliance One International, Inc. and Subsidiaries

5.  VARIABLE INTEREST ENTITIES

On April 1, 2010, the Company adopted new accounting guidance on accounting for variable interest entities (“VIEs”). This accounting guidance amends the consolidation guidance applicable to VIEs and requires additional disclosures concerning an enterprise’s continuing involvement with VIEs.

Consolidated Variable Interest Entities

The Company holds a variable interest in one joint venture in which the Company is the primary beneficiary because of its power to direct activities that most significantly impact the economic performance of the entity.  The joint venture is an enterprise that serves as a dedicated inventory supply source in Asia and the Company’s variable interest in this joint venture relates to working capital advances.

          As the primary beneficiary of this VIE, the entity’s material assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The following table summarizes the material carrying amounts of the entity’s assets, all of which are restricted, and liabilities included in the Company’s consolidated balance sheets at March 31, 2010 and June 30, 2010.

Assets of Consolidated VIE	March 31, 2010	June 30, 2010
Inventory	$ 12,069	$ 4,842
Advances to suppliers	3,746	2,843

          Amounts presented in the table above as restricted assets relating to the consolidated VIE at March 31, 2010 and June 30, 2010 are adjusted for intercompany eliminations.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures.  In addition, the Company also guarantees one of its joint venture’s borrowings which also represents a variable interest in that joint venture.  The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2010 and June 30, 2010, the Company’s investment in these joint ventures was $22,878 and is classified as “Investments in unconsolidated affiliates” in the condensed consolidated balance sheets. The Company’s advances to these joint ventures were $8,936 and $9,102 at March, 31, 2010 and June 30, 2010, respectively, and are classified as “Accounts receivable, related parties” in the condensed consolidated balance sheets.  The Company’s guarantee to a joint venture was $17,121 and $16,581 at March 31, 2010 and June 30, 2010, respectively.  The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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

Alliance One International, Inc. and Subsidiaries

6.  SEGMENT INFORMATION (Continued)

          The following table presents the summary segment information for the three months ended June 30, 2010 and 2009:

	Three Months Ended
	June 30 ,
	2010	2009
Sales and other operating revenues:
South America	$ 263,878	$ 218,444
Other regions	227,078	192,040
Total revenue	$ 490,956	$ 410,484

Operating income:
South America	$ 19,149	$ 35,746
Other regions	25,197	15,448
Total operating income	44,346	51,194

Debt retirement expense	932	-
Interest expense	26,736	24,968
Interest income	1,983	915
Income before income taxes and other items	$ 18,661	$ 27,141

Analysis of Segment Assets	June 30, 2010	June 30, 2009	March 31, 2010
Segment assets:
South America	$ 941,448	$ 1,136,688	$ 806,088
Other regions	1,251,638	868,076	1,105,111
Total assets	$ 2,193,086	$ 2,004,764	$1,911,199

7.  EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at June 30, 2010 and 2009.  This subsidiary waives its right to receive dividends and it does not have the right to vote.

          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 1,559 at a weighted average exercise price of $7.01 per share at June 30, 2010 and 1,707 at a weighted average exercise price of $7.01 per share at June 30, 2009.

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

Alliance One International, Inc. and Subsidiaries

7.  EARNINGS PER SHARE (Continued)

          The following table summarizes the computation of earnings per share for the three months ended June 30, 2010 and 2009, respectively.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2010	2009
BASIC EARNINGS
Net income attributable to Alliance One International, Inc.	$ 13,822	$ 14,477

SHARES
Weighted average number of shares outstanding	88,961	88,479

BASIC EARNINGS PER SHARE	$ .16	$ .16

DILUTED EARNINGS
Net income attributable to Alliance One International, Inc.	$ 13,822	$ 14,477
Plus interest expense on 5 1/2% convertible notes, net of tax	1,028	-
Net income attributable to Alliance One International, Inc. as adjusted	$ 14,850	$ 14,477

SHARES
Weighted average number of common shares outstanding	88,961	88,479
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	459	691
Assuming conversion of 5 1/2% convertible notes at the time of issuance	22,872	-
Shares applicable to stock warrants	-*	-
Adjusted weighted average number of common shares outstanding	112,292	89,170

DILUTED EARNINGS PER SHARE	$ .13	$ .16

* For the three months ended June 30, 2010, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	June 30 ,
	2010	2009
Net income	$ 13,831	$ 14,876
Equity currency conversion adjustment	(2,763)	3,267
Total comprehensive income	11,068	18,143
Comprehensive income (loss) attributable to noncontrolling interests	(57)	421
Total comprehensive income attributable to Alliance One International, Inc.	$ 11,125	$ 17,722

9.  STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $494 and $1,916 for the three months ended June 30, 2010 and 2009, respectively.

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

          During the three months ended June 30, 2010 and 2009, respectively, the Company made the following stock-based compensation awards:

Alliance One International, Inc. and Subsidiaries

9.  STOCK-BASED COMPENSATION (Continued)

	June 30,
	2010	2009
Restricted Stock
Number Granted	-	189
Grant Date Fair Value	-	$4.26
Restricted Stock Units
Number Granted	-	106
Grant Date Fair Value	-	$4.26
Performance Shares
Number Granted	-	1,460
Grant Date Fair Value	-	$4.26

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

Stock Options with Stock Appreciation Rights

Stock appreciation rights (“SARs”) have historically been granted in tandem with certain option grants under which the employee may choose to receive in cash the excess of the market price of the share on the exercise date over the market price on the grant date (the intrinsic value of the share) rather than purchase the shares.  The choice to receive cash is limited to five years after grant.  The fair value of SARs is determined at each balance sheet date using a Black-Scholes valuation model multiplied by the cumulative vesting of each SAR award.  All SARS expired as of December 31, 2009.

          Assumptions used to determine the fair value of SARs as of June 30, 2009 included the following:

2009
Stock Price	$3.80
Exercise Price	$6.45
Expected Life in Years	.4
Annualized Volatility	33%
Annual Dividend Rate	0%
Discount Rate	.26%

          Because the exercise price of these SARs is above the current stock price, the expected life has been determined to be the maximum time period the SARs may be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company’s stock price.

10.  CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,314 and the total assessment including penalties and interest through June 30, 2010 is $15,368.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $7,314 represents intrastate trade tax credit amounts which were offset against intrastate trade tax payables as allowed under Brazilian law.  At June 30, 2010, the Company also has intrastate trade tax credits from Parana of $13,261.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES AND OTHER INFORMATION (Continued)

Non-Income Tax (Continued)

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul (“Rio Grande”) of $60,865 and $57,325 at June 30, 2010 and 2009, respectively. Based on management’s expectations about future realization, the Company has recorded a valuation allowance on the Rio Grande intrastate trade tax credits of $25,145 and $19,153 at June 30, 2010 and 2009, respectively. The allowance on the Rio Grande intrastate trade tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  The Company appealed and the case is currently before the Supreme Court.  In addition, the Company received an assessment in 2006 for federal income taxes in 2005 that were offset by the IPI credit bonus.  The assessment is valued at $26,991 at June 30, 2010.  The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in pension, postretirement and other long term liabilities. As a result of various legislative and judicial actions, the Company does not expect a ruling by the Supreme Court in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

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

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$9,004) plus interest and costs.  The Company believes the claim to be without merit and is vigorously defending it.  No amounts have been reserved with respect to such claim.

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

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES AND OTHER INFORMATION (Continued)

Other (Continued)

           The Company has been advised by Justice and the SEC that such agencies believe that violations of applicable federal laws have occurred.  The Company is engaging in discussions with both agencies to resolve their investigations into alleged violations of the Foreign Corrupt Practices Act and other federal securities laws.  Based on those discussions, resolution of the investigations is likely to include injunctive relief, disgorgement, fines, penalties and the retention of an independent compliance monitor.  Moreover, negotiations with the agencies reached a stage at which an agreement in principle was reached and the Company was able to estimate a probable loss in connection with these matters of $19,450 for any disgorgement, fines and penalties.  This loss was recorded at March 31, 2010.  This agreement in principle is subject to the finalization and execution, with both the SEC and Justice, of definitive agreements and, further, is subject to the approval of a federal court having jurisdiction over this matter. Therefore, there can be no assurance that the Company’s negotiations with the SEC and Justice will result in a final resolution, and the amount of the loss upon final resolution may exceed the Company’s current estimate.  Further, the Company will incur additional costs associated with the retention of an independent monitor and with any changes the Company may implement.  However, the Company is not able to estimate the financial impact of an independent monitor.

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

           At the initial hearing in Santa Catarina, on January 29, 2008, the Court granted the Company’s motion to have that case removed to the Labor Court in Brasilia.  No hearing date has yet been set.

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

           On July 23, 2009, the Company received notice that Sharpmind Enterprises, Ltd., a British Virgin Islands company, had filed in the United States District Court for the Eastern District of North Carolina, a claim against the Company seeking unspecified damages for an alleged breach of a sales representation agreement between the Company and Sharpmind.  The claim has now been settled without a material impact to the Company.

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

           On November 6, 2009, the Company’s subsidiary in Brazil announced the construction of a new tobacco processing facility in the State of Santa Catarina.  The new facility will require an investment of R$100,000 (approximately US$55,640) and will have an annual production capacity of 70 million kilos. The Company estimates that the facility will be operational for processing the 2011 crop.  Additionally, the Company projects sufficient excess liquidity from both cash and available credit lines to meet construction and development costs while maintaining an appropriate liquidity cushion. As a result of moving production to Santa Catarina, the Company will have excess intrastate tax credits. Therefore, the Company has reached an agreement with the government of Santa Catarina to allow the Company to sell its excess credits (receivables) to third parties.  During fiscal 2010, the Company recorded a valuation allowance on the Santa Catarina intrastate trade tax credits of $3,500.

           On June 21, 2010, the Company’s subsidiary in Brazil announced it had entered into an agreement with Philip Morris Brasil Industria e Comercia Ltda (“PMB”), an affiliate of Philip Morris International, Inc. (“PMI”). In connection with the transaction, the Company will assign contracts with approximately 8,500 tobacco suppliers in Southern Brazil, which represents approximately 20% of current volume. The Company also agreed to sell some of its related assets and license its proprietary inventory management software to PMB. The Company expects to continue to supply processed tobacco to PMI and to process tobacco for PMB grown by PMB’s contracted suppliers under a long-term processing agreement. The transaction is expected to close on or before September 30, 2010 subject to certain closing conditions and government approvals. Total consideration will depend upon the final determination of tobacco suppliers and the related characteristics of the contracts assigned.  At June 30, 2010 the Company evaluated the related assets for impairment and concluded no impairment was required.

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGEMENTS

Senior Notes

On March 7, 2007, the Company issued $150,000 of 8 ½% senior notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  On July 2, 2009, the Company completed a number of refinancing transactions in which it purchased $120,365 aggregate principal amount of the existing notes pursuant to an early settlement of a cash tender offer.  During the three months ended June 30, 2010, the Company purchased $23,635 of the remaining notes on the open market. All purchased securities were canceled leaving $6,000 of the 8 ½% senior notes outstanding at June 30, 2010.  Associated cash premiums and other costs paid were $650.  Deferred financing costs and amortization of original issue discount of $282 were accelerated.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the three months ended June 30, 2010 and 2009, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with generally accepted accounting principles.  The following table summarizes the fair value of the Company’s derivatives by type at June 30, 2010 and 2009.

Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at June 30, 2010 (a)	Current Derivative Asset	$ 6,342	Current Derivative Liability	$ -
Foreign currency contracts at June 30, 2009 (a)	Current Derivative Asset	$12,932	Current Derivative Liability	$ -

(a) The cumulative adjustment for non-performance risk was a loss of $12 and $44 at June 30, 2010 and 2009, respectively.

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

Alliance One International, Inc. and Subsidiaries

12.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

Earnings Effects of Derivatives (Continued)

Foreign Currency Contracts (Continued)

          The following table summarizes the earnings effects of derivatives in the condensed consolidated statements of operations for the three months ended June 30, 2010 and 2009.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income for the Three Months Ending June 30,
		2010	2009

Foreign currency contracts	Cost of goods and services sold	$ 3,313	$ 10,989
Foreign currency contracts	Selling, administrative and general expenses	(37)	2,488
Total		$ 3,276	$ 13,477

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

          Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Turkey, Malawi and the United Kingdom.

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2010	2009
Service cost	$ 805	$ 895
Interest expense	2,192	2,236
Expected return on plan assets	(1,428)	(1,114)
Amortization of prior service cost	6	(44)
Actuarial (gain) loss	335	(2)
Net periodic pension cost	$ 1,910	$ 1,971

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of June 30, 2010, contributions of $2,461 were made to pension plans for fiscal 2011.  Additional contributions to pension plans of approximately $8,307 are expected during the remainder of fiscal 2011.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Alliance One International, Inc. and Subsidiaries

13.  PENSION AND POSTRETIREMENT BENEFITS (Continued)

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements.  As of June 30, 2010, contributions of $177 were made to the plans for fiscal 2011.  Additional contributions of $739 to the plans are expected during the rest of fiscal 2011.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2010	2009
Service cost	$ 20	$ 16
Interest expense	166	188
Amortization of prior service cost	(410)	(415)
Actuarial loss	108	76
Net periodic pension cost (benefit)	$ (116)	$ (135)

14.  INVENTORIES

The following table summarizes the Company’s costs in inventory:

	June 30,
	2010	2009
Processed tobacco	$ 724,376	$628,535
Unprocessed tobacco	271,857	259,617
Other	48,173	63,773
	$1,044,406	$951,925

15.  SALE OF RECEIVABLES

On April 1, 2010, the Company adopted new accounting guidance on accounting for the transfers of financial assets. This new accounting guidance is intended to improve the information provided in financial statements concerning transfers of financial assets, including the effects of transfers on financial position, financial performance and cash flows, and any continuing involvement of the transferor with the transferred financial assets.

          The Company has entered into an accounts receivable securitization program whereby it sells certain of its trade accounts receivable to a third-party bankruptcy-remote special purpose entity (“SPE”) which, in turn, sells the receivables to a third-party commercial paper conduit.  The SPE was formed for the sole purpose of buying and selling receivables generated by the Company.

          The sales price consists of 90% of the face value of the receivable, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer.  Upon sale, the Company removes the carrying value of the receivable sold and records the fair value of its beneficial interest in the receivable in accounts receivable.  The fair value of the beneficial interest is calculated by applying the commercial paper rate and the servicing rate to the balance of the outstanding receivables in the facility.  The Company receives a 0.5% per annum servicing fee on receivables sold and outstanding which is recorded as a reduction of selling, administrative and general expenses.  This fee is compensatory and no servicing asset or liability has resulted from the sale.  The receivables sold are non-interest bearing.  This in conjunction with the short life of the receivables sold and outstanding causes the effects of any prepayments on the value of assets recorded to be inconsequential. Losses on sale of receivables are recorded as a component of other income (expense) in the statement of operations.

          The following table summarizes the Company’s accounts receivable securitization information as of June 30:

Alliance One International, Inc. and Subsidiaries

15.  SALE OF RECEIVABLES (Continued)

	2010	2009
Receivables outstanding in facility:
As of April 1	$ 105,579	$ 100,611
Sold	95,449	166,489
Collected	(88,886)	(201,417)
As of June 30	$ 112,142	$ 65,683

Beneficial interest as of June 30	$ 13,188	$ 2,466

Impact on beneficial interest resulting from increases in discount rate:
10%	$ 46	$ 49
20%	$ 92	$ 98

Criteria to determine beneficial interest as of June 30:
Weighted average life in days	57	61
Discount rate (inclusive of 0.5% servicing fee)	2.62%	4.8%
Unused balance fee	0.40%	0.25%

Cash proceeds for the three months ended June 30:
Current purchase price	$ 78,368	$ 104,500
Deferred purchase price	27,829	58,993
Service fees	120	123
Total	$ 106,317	$ 163,616

Loss on sale of receivables	$ 230	$ 352

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. Since April 1, 2010, the average outstanding balance of the facility utilized has been $43,547 with a minimum outstanding balance of $16,738 and a maximum of $98,491.

16.  FAIR VALUE MEASUREMENTS

The Company follows the current accounting guidance for fair value measurements for financial and non-financial assets and liabilities.  The financial assets and liabilities measured at fair value include derivative instruments, securitized beneficial interests and guarantees.  The non-financial assets and liabilities measured at fair value primarily include assessments of investments in subsidiaries, goodwill and other intangible assets and long-lived assets for potential impairment.  The carrying value and estimated fair value of the Company’s long term debt at June 30, 2010 are $766,132 and $773,214, respectively, and $713,395 and $721,432, respectively, at June 30, 2009.

          A three-level valuation hierarchy is used to determine fair value as follows:

•

Level 1 – Quoted prices for identical assets or liabilities in active markets.

•

Level 2 – Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•

Level 3 – Significant inputs to the valuation model are unobservable.

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2010				June 30, 2009
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$ -	$6,342	$ -	$ 6,342	$ -	$12,932	$ -	$ 12,932
Securitized beneficial interests	-	-	13,188	13,188	-	-	2,466	2,466
Total Assets	$ -	$6,342	$13,188	$19,530	$ -	$12,932	$ 2,466	$ 15,398

Liabilities
Guarantees	$ -	$ -	$ 8,933	$ 8,933	$ -	$ -	$11,349	$ 11,349

Alliance One International, Inc. and Subsidiaries

16.  FAIR VALUE MEASUREMENTS (Continued)

          The following tables present the changes in Level 3 instruments measured on a recurring basis:

Changes in Level 3 instruments for the three months ended June 30, 2010

	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance March 31, 2010	$ 25,125	$13,478
Total losses (realized / unrealized included in earnings)	230	-
Purchases, issuances, and settlements, net	(12,167)	(4,545)
Ending Balance June 30, 2010	$ 13,188	$ 8,933

Changes in Level 3 instruments for the three months ended June 30, 2009

	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance March 31, 2009	$ 26,833	$14,584
Total losses (realized / unrealized included in earnings)	352	-
Purchases, issuances, and settlements, net	(24,719)	(3,235)
Ending Balance June 30, 2009	$ 2,466	$11,349

          The amount of total losses for the three months ended June 30, 2010 included in earnings attributable to the change in unrealized losses relating to assets still held at June 30, 2010 was $458 on securitized beneficial interests.  Gains and losses included in earnings are reported in Other Income (Expense).  The Company did not have any non-recurring fair value adjustments during the three months ended June 30, 2010.

Valuation methodologies

The fair value of derivative financial instruments is based on third-party market maker valuation models including amounts related to the Company’s own credit risk and counterparty credit risk.  The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions based on the Company’s historical experience, market trends and anticipated performance relative to the particular assets securitized.  The fair value of guarantees is based upon the premium the Company would require to issue the same guarantee in a stand-alone arm’s-length transaction with an unrelated party based upon internally developed models. Internally developed models utilize historical loss data for similar guarantees to develop an estimate of future losses under the guarantees outstanding at the measurement date.

17.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	June 30, 2010	June 30, 2009	March 31, 2010
Balances:
Accounts receivable	$48,304	$43,067	$30,061
Accounts payable	4,337	24,454	20,275

	Three Months Ended June 30,
	2010	2009
Transactions:
Purchases	$12,716	$8,117

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

Financial Results

Significant changes are occurring in our industry.  As a result, we have strategically positioned ourselves to proactively participate in those changes as we continue to be a key supply chain partner with our global customers.  This is demonstrated by our agreement with Philip Morris Brasil announced during the quarter.   Further proactive actions include building our new factory in Santa Catarina that places our processing capability closer to the tobacco supplier and eliminates associated interstate taxes.  In addition, we continue to execute our plan as reflected by our first quarter results.  We are well positioned to drive further efficiency improvements with our evolving agronomy programs that are aimed at increasing crop yields, developing new plant varieties and improving farming techniques.

Liquidity

Liquidity requirements for our business are impacted by crop seasonality, foreign currency and interest rates, green tobacco prices, crop quality and throw and other factors. We continuously monitor and adjust funding sources as required based on business dynamics, utilizing cash from operations, our revolving credit facility, short term credit lines throughout the world, sales of accounts receivable, active working capital management and advances from customers.  As of June 30, 2010, we had $780.5 million of cash and available credit comprised of $247.6 million of cash and $532.9 million in available credit inclusive of $290.0 million undrawn on our revolver, $234.2 million of notes payable to banks, and $8.7 million exclusively for letters of credit. We continually modify the makeup of our available liquidity to enhance business flexibility and reduce costs.

Outlook

Looking out over the remainder of the year, volatility is likely.  Key drivers include changes in the industry and global markets such as changes in manufacturer procurement and processing in some markets, potential supply and demand imbalances in certain locations, government regulations, global economic recovery timing and currency rate movements. We remain committed to reducing debt and maximizing our balance sheet and are also focused on further cost control initiatives. Our solid customer base and ability to play an important role in industry change, combined with our well established risk management culture and product innovation are all hallmarks that will deliver enhanced shareholder value over the long run.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended
	June 30,
		Change
(in millions)	2010	$	%	2009
Sales and other operating revenues	$491.0	$80.5	19.6	$410.5
Gross profit	80.0	(8.0)	(9.1)	88.0
Selling, administrative and general expenses	37.3	1.0	2.8	36.3
Other income (expense)	1.6	2.0		(0.4)
Debt retirement expense	0.9	0.9		-
Interest expense	26.7	1.7		25.0
Interest income	2.0	1.1		0.9
Income tax expense	4.8	(7.5)		12.3
Income attributable to noncontrolling interests	-	(0.4)		0.4
Net income attributable to Alliance One International, Inc.	$ 13.8*	$ (0.7)*		$ 14.5

* Amounts do not equal column totals due to rounding

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2010	$	%	2009
Tobacco sales:
Tobacco sales	$486.7	$ 84.7	21.1	$402.0
Kilos	109.6	15.2	16.1	94.4
Average price per kilo	$ 4.44	$ .18	4.2	$ 4.26
Processing and other revenues	$ 4.3	$ (4.2)	(49.4)	$ 8.5
Total sales and other operating revenues	$491.0	$ 80.5	19.6	$410.5

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

Summary

Sales and other operating revenues increased 19.6% from $410.5 million in 2009 to $491.0 million in 2010 however gross profit decreased 9.1% from $88.0 million in 2009 to $80.0 million in 2010.  Sales increases are the result of a 4.2% or $0.18 per kilo increase in average sales prices and a 16.1% or 15.2 million kilo increase in quantities sold partially offset by a $4.2 million decrease in processing and other revenues.  Gross profit as a percentage of sales decreased from 21.4% in 2009 to 16.3% in 2010 which was the primary reason for our operating income decreasing $6.8 million compared to the prior year.  Slight increases in our selling, administrative and general expenses, primarily related to foreign currency rate changes, were offset by more operating income in the current year due to increased gains on the sale of assets.

          This quarter, we purchased $23.6 million of our 8.5% senior notes as we focus on reducing leverage.  Associated cash premiums and other costs, and the related accelerated amortization of deferred financing costs and original issue discount, resulted in our recording $0.9 million of debt retirement expense this quarter.  Our interest costs increased $1.7 million as a result of higher debt levels from our refinancing in the second quarter last year and higher green costs this year requiring additional working capital borrowing.  Primarily as a result of decreased margins, our pretax income decreased from $27.1 million in 2009 to $18.7 million in 2010.  Our effective tax rate decreased from 45.2% in 2009 to 25.9% in 2010.  The significant variance in the effective tax rate between 2010 and 2009 is primarily related to a greater impact on the 2009 effective tax rate for foreign currency exchange effects and specific event expense adjustments for unrecognized tax benefits and deferred tax adjustments.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (Continued)

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009 (Continued)

South America Region

Tobacco revenues increased $45.7 million or 20.9% primarily due to an increase of 2.9 million kilos in quantities sold and an increase of $0.69 per kilo in average sales prices.  The slight increase in volume is mainly attributable to the earlier timing of shipments compared to the prior year which were offset by the impact of Japan Tobacco Inc.’s (“JTI”) vertical integration initiative in Brazil in the prior fiscal year. The increase in average sales price is primarily due to product mix resulting from increased sales of higher priced lamina in the current year compared to the prior year and improved customer pricing.

          Although revenues increased, gross profit decreased $23.1 million.  While product mix and improved customer pricing increased average sales prices, the increase was not sufficient to offset the impact of JTI’s initiative, increased prices of tobacco paid to suppliers and the exchange rate impact on purchase and processing costs which are denominated in local currency.  In addition, decreased gains from derivative financial instruments were only partially offset by decreased exchange losses this year compared to the prior year due to the volatility of the Brazilian real.

Other Regions

Tobacco revenues increased $39.0 million or 21.2% primarily as a result of an increase of 12.3 million kilos in quantities sold partially offset by a $0.07 per kilo decrease in average sales prices.  Processing and other revenues decreased 49.4% or $4.2 million primarily as a result of decreased processing volumes in Asia and North America.  Gross profits increased $15.1 million in 2010 compared to 2009.

          Increased revenues were primarily from Asia and North America, partially offset by decreased revenues in Europe primarily as a result of our exit from the Kyrgyzstan market in the prior year.  Gross margin increases were primarily from the favorable impact of exchange rate movements across the Other Regions as well as from operations in North America.  In the Asia region, the primary driver in increased revenues and the positive impact on gross profits was sales from that region that were delayed from the prior year.  In the North America region, revenues and gross profit increases were primarily due to Canadian shipments delayed from the prior year and increased shipments from the United States.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to tobacco suppliers in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  In addition, from time to time, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.  On July 28, 2010, our board of directors authorized the purchase up to $40.0 million of our common stock over the next two years.

         As of June 30, 2010, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode. In Africa, purchasing will continue through August in most sourcing areas while processing and consequently shipping will peak in the second and third quarters. In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2010 crop and is finishing processing with most shipping to come.  North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs.  Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital

Our working capital decreased from $795.2 million at March 31, 2010 to $763.8 million at June 30, 2010.  Our current ratio was 1.9 to 1 at June 30, 2010 compared to 2.4 to 1 at March 31, 2010.  The decrease in working capital is primarily related to seasonal increases in notes payable to banks being greater than seasonal increases in inventories and advances to tobacco suppliers.  These changes are attributable to the purchasing and processing of tobacco in Malawi and South America as well as the financing of crops in other areas of Africa and in Europe.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Working Capital (Continued)

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2010	2009	2010
Cash and cash equivalents	$ 247.6	$ 67.6	$ 129.7
Net trade receivables	119.1	168.5	207.4
Inventories and advances to tobacco suppliers	1,127.0	1,037.8	894.9
Total current assets	1,646.6	1,448.4	1,382.9
Notes payable to banks	510.6	380.6	189.0
Accounts payable	123.6	111.8	146.4
Advances from customers	92.7	122.0	102.3
Total current liabilities	882.8	777.6	587.7
Current ratio	1.9 to 1	1.9 to 1	2.4 to 1
Working capital	763.8	670.8	795.2
Total long term debt	765.7	697.8	788.9
Stockholders’ equity attributable to Alliance One International, Inc.	401.7	346.3	390.4
Net cash provided (used) by:
Operating activities	(174.4)	(159.4)
Investing activities	(12.2)	(5.5)
Financing activities	306.3	144.1

Operating Cash Flows

Net cash used by operating activities increased $15.0 million in 2010 compared to 2009.  The increase in cash used was primarily due to an $86.9 million decrease in cash provided by advances from customers due to the timing of shipments to these customers.  This decrease was partially offset by an increase in cash provided by accounts receivable of $72.5 million.

Investing Cash Flows

Net cash used by investing activities increased $6.7 million in 2010 compared to 2009.  The increase in cash used is primarily attributable to increased purchases of property, plant and equipment due to the construction of our new facility in Brazil partially offset by the non-recurrence of investing related foreign currency derivatives that were in the prior year.

Financing Cash Flows

Net cash provided by financing activities increased $162.2 million in 2010 compared to 2009.  This increase is primarily due to a $222.2 million increase in the net change in short-term borrowings as a result of less financing from customers and our revolver in the current year.  Partially offsetting this increase was a decrease of $34.2 million in revolver net proceeds in the prior year and a $23.6 million purchase of our 8.5% senior notes in the current year.

Debt Financing

We continue to finance our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At June 30, 2010 we had cash of $247.6 million and total debt outstanding of $1,276.7 million comprised of $510.6 million of notes payable to banks, no revolver borrowings, $2.1 million of other long-term debt, $643.0 million of 10% senior notes, $6.0 million of 8.5% senior notes and $115.0 million of 5 ½% convertible senior subordinated notes.  The $321.6 million seasonal increase in notes payable to banks from March 31, 2010 to June 30, 2010 results from anticipated seasonal fluctuation to account for the current purchase and processing of African and Brazilian tobaccos.  Available credit as of June 30, 2010 was $532.9 million comprised of $290.0 million under our revolver, $234.2 million of notes payable to banks and $8.7 million of availability exclusively for letters of credit. We expect to incur $75.0 million of capital expenditures during fiscal year 2011. Maintenance expenditures are anticipated to be between $20.0 million and $25.0 million, while our continuing SAP software implementation and new Brazilian factory are major expenditures in addition to regularly scheduled maintenance. We may also decide to deploy additional discretionary amounts to enhance future business prospects, but only if stringent management return thresholds are likely to be achieved.  No cash dividends were paid to stockholders during the quarter ended June 30, 2010.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the remainder of fiscal year 2011.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Debt Financing (Continued)

         The following table summarizes our debt financing as of June 30, 2010:

			June 30, 2010
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
	2010	2010	Available	Rate
Senior secured credit facility:
Revolver	$ -	$ -	$290.0

Senior notes:
10% senior notes due 2016	642.2	643.0	-	10.0%	(3)
8 ½% senior notes due 2012	29.6	6.0	-	8.5%
	671.8	649.0	-

5 ½% convertible senior subordinated notes due 2014	115.0	115.0	-	5.5%

Other long-term debt	2.5	2.1	-	8.3%	(1)

Notes payable to banks (2)	189.0	510.6	234.2	3.9%	(1)

Total debt	$ 978.3	$1,276.7	524.2

Short term	$ 189.0	$ 510.6
Long term:
Long term debt current	$ 0.4	$ 0.4
Long term debt	788.9	765.7
	$ 789.3	$ 766.1

Letters of credit	$ 5.3	$ 4.7	8.7

Total credit available			$532.9

(1) Weighted average rate for the three months ended June 30, 2010

(2) Primarily foreign seasonal lines of credit

(3)  At March 30, 2010, the interest rate increased to 10.5% and at June 28, 2010 further increased to 10.75% pending a registered exchange offer for these notes that was completed on July 22, 2010, at which time the interest rate returned to 10.0%.

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of June 30, 2010, we had approximately $510.6 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $758.2 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $13.4 million available in unused letter of credit capacity with $4.7 million issued but unfunded.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

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

Alliance One International, Inc. and Subsidiaries

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:  (Continued)

          In January 2010, the FASB issued new accounting guidance on fair value measurements and disclosures. This guidance requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It will also require reporting entities to present separately information about purchases, sales, issuances, and settlements in their Level 3 fair value reconciliations. The new disclosures and clarifications of existing disclosures (the Level 1 and Level 2 changes) were effective for us on January 1, 2010. The disclosures about purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements will be effective for us on April 1, 2011. We do not expect these new disclosure requirements to have a material impact on our financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and other filings with the Securities and Exchange Commission.  On March 23, 2010, President Obama signed into law the Patient Protection and Affordable Care Act (the “Act”), which is a comprehensive health care reform bill for the United States. In addition, on March 30, 2010, President Obama signed into law the reconciliation measure (“Heath Care and Education Reconciliation Act of 2010”), which modifies certain provisions of the Act.  Although the new legislation did not have an initial impact on our consolidated financial position, results of operation or cash flows, we are continuing to assess the potential impacts on our future obligations, costs, cash flows and internal controls and procedures related to our health care benefits and post-retirement health-care obligations.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since March 31, 2010.  For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2010.

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

          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2010.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting (Continued)

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended June 30, 2010, further developments to the financial reporting process were implemented for operations that have previously implemented SAP and the Company substantially completed the process of implementing SAP in its Malawi and Canada operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

          Other than the financial reporting developments for the Company’s operations that have previously implemented SAP and implementation of SAP in its Malawi and Canada operations discussed above there were no changes that occurred during the three months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          The Company has been advised by Justice and the SEC that such agencies believe that violations of applicable federal laws have occurred.  The Company is engaging in discussions with both agencies to resolve their investigations into alleged violations of the Foreign Corrupt Practices Act and other federal securities laws.  Based on those discussions, resolution of the investigations is likely to include injunctive relief, disgorgement, fines, penalties and the retention of an independent compliance monitor.  Moreover, negotiations with the agencies reached a stage at which an agreement in principle was reached and the Company was able to estimate a probable loss in connection with these matters of $19.45 million for any disgorgement, fines and penalties.  This loss was recorded at March 31, 2010.  This agreement in principle is subject to the finalization and execution, with both the SEC and Justice, of definitive agreements and, further, is subject to the approval of a federal court having jurisdiction over this matter. Therefore, there can be no assurance that the Company’s negotiations with the SEC and Justice will result in a final resolution, and the amount of the loss upon final resolution may exceed the Company’s current estimate.  Further, the Company will incur additional costs associated with the retention of an independent monitor and with any changes the Company may implement.

Alliance One International, Inc. and Subsidiaries

Item 1.    Legal Proceedings (Continued)

          The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$9.0 million) plus interest and costs.

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

          At the initial hearing in Santa Catarina, on January 29, 2008, the Court granted the Company’s motion to have that case moved to the Labor Court in Brasilia.  No hearing date has yet been set.

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

          On July 23, 2009, the Company received notice that Sharpmind Enterprises, Ltd., a British Virgin Islands company, had filed in the United States District Court for the Eastern District of North Carolina, a claim against the Company seeking unspecified damages for an alleged breach of a sales representation agreement between the Company and Sharpmind.  The claim has now been settled without a material impact to the Company.

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

Item 5.    Other Information

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: August 5, 2010	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).