Form 10-Q
period 2010-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2010-11-04
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 1, 2010, the registrant had 87,083,737 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2010 and 2009
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2010	2009	2010	2009

Sales and other operating revenues	$559,249	$675,154	$1,050,205	$1,085,638
Cost of goods and services sold	489,782	568,328	900,720	890,850
Gross profit	69,467	106,826	149,485	194,788
Selling, administrative and general expenses	41,518	42,063	78,792	78,392
Other income	18,040	3,145	19,642	2,705
Operating income	45,989	67,908	90,335	119,101
Debt retirement expense	2,511	40,288	3,443	40,288
Interest expense	27,089	32,776	53,825	57,744
Interest income	1,936	1,188	3,919	2,104
Income (loss) before income taxes and other items	18,325	(3,968)	36,986	23,173
Income tax expense (benefit)	(544)	(2,592)	4,286	9,673
Equity in net income of investee companies	1,194	-	1,194	-
Net income (loss)	20,063	(1,376)	33,894	13,500
Less: Net income (loss) attributable to noncontrolling interests	(216)	82	(207)	481
Net income (loss) attributable to Alliance One International, Inc.	$ 20,279	$ (1,458)	$ 34,101	$ 13,019

Earnings (loss) per share:
Basic	$ .23	$ (.02)	$ .38	$ .15
Diluted	$ .19	$ (.02)	$ .32	$ .14

Weighted average number of shares outstanding:
Basic	88,621	88,598	88,790	88,539
Diluted	111,719	88,598	111,993	100,425

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)				September 30, 2010	September 30, 2009	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents				$ 88,824	$ 97,524	$ 129,738
Trade and other receivables, net				185,586	170,151	207,387
Accounts receivable, related parties				67,134	23,073	30,061
Inventories				1,008,277	893,391	824,147
Advances to tobacco suppliers				79,955	132,797	70,749
Recoverable income taxes				2,649	1,960	11,447
Current deferred taxes				31,644	49,386	37,209
Prepaid expenses				57,914	62,380	67,288
Assets held for sale				503	4,395	819
Current derivative asset				1,299	2,293	2,528
Other current assets				451	7,106	1,579
Total current assets				1,524,236	1,444,456	1,382,952

Other assets
Investments in unconsolidated affiliates				24,396	21,283	23,202
Goodwill and other intangible assets				42,894	47,578	44,991
Deferred income taxes				156,354	158,608	148,971
Other deferred charges				25,088	30,967	27,789
Other noncurrent assets				89,319	93,489	90,070
				338,051	351,925	335,023

Property, plant and equipment, net				214,206	196,114	193,224
				$2,076,493	$1,992,495	$1,911,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 507,746	$ 382,493	$ 188,981
Accounts payable				60,477	57,206	146,395
Due to related parties				9,192	2,564	20,275
Advances from customers				71,101	79,658	102,286
Accrued expenses and other current liabilities				98,659	101,176	113,048
Current derivative liability				-	113	-
Income taxes				11,361	15,435	16,281
Long-term debt current				441	1,794	457
Total current liabilities				758,977	640,439	587,723

Long-term debt				742,468	824,046	788,880
Deferred income taxes				3,686	7,951	4,399
Liability for unrecognized tax benefits				25,912	72,636	20,168
Pension, postretirement and other long-term liabilities				124,636	105,705	115,107
				896,702	1,010,338	928,554

Stockholders’ equity	Sept. 30, 2010	Sept. 30, 2009	March 31, 2010
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	94,937	96,942	96,966	452,383	462,566	460,971
Retained deficit				(15,141)	(115,390)	(49,242)
Accumulated other comprehensive loss				(20,492)	(9,726)	(21,329)
Total stockholders’ equity of Alliance One International, Inc.				416,750	337,450	390,400
Noncontrolling interests				4,064	4,268	4,522
Total equity				420,814	341,718	394,922
				$2,076,493	$1,992,495	$1,911,199

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity

Balance, March 31, 2009	$468,195	$(128,409)	$ (1,870)	$(11,255)	$ 4,119	$ 330,780
Net income	-	13,019	-	-	481	13,500
Stock warrants issued	16,821	-	-	-	-	16,821
Call option related to convertible debentures, net of tax of $13,796	(25,622)	-	-	-	-	(25,622)
Restricted stock surrendered	(248)	-	-	-	-	(248)
Stock-based compensation	3,420	-	-	-	-	3,420
Noncontrolling interest dividend paid	-	-	-	-	(360)	(360)
Conversion of foreign currency financial statements	-	-	3,399	-	28	3,427

Balance, September 30, 2009	$462,566	$(115,390)	$ 1,529	$(11,255)	$ 4,268	$ 341,718

Balance, March 31, 2010	$460,971	$ (49,242)	$ (3,691)	$(17,638)	$ 4,522	$ 394,922
Net income (loss)	-	34,101	-	-	(207)	33,894
Restricted stock surrendered	(538)	-	-	-	-	(538)
Exercise of employee stock options	106	-	-	-	-	106
Stock-based compensation	865	-	-	-	-	865
Shares purchased	(9,042)	-	-	-	-	(9,042)
Purchase of additional investment in subsidiary	21	-	-	-	(234)	(213)
Conversion of foreign currency financial statements	-	-	837	-	(17)	820

Balance, September 30, 2010	$452,383	$ (15,141)	$ (2,854)	$(17,638)	$ 4,064	$ 420,814

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2010 and 2009 (Unaudited)

(in thousands)	September 30, 2010	September 30, 2009

Operating activities
Net income	$ 33,894	$ 13,500
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	14,027	14,642
Debt amortization/interest	6,507	5,341
Debt retirement cost	3,443	40,288
(Gain) loss on foreign currency transactions	(7,725)	17,137
Gain on other sales of assets	(18,101)	-
Changes in operating assets and liabilities, net	(343,035)	(232,200)
Other, net	3,705	29
Net cash used by operating activities	(307,285)	(141,263)

Investing activities
Purchases of property, plant and equipment	(32,529)	(6,218)
Proceeds from sale of property, plant and equipment	1,891	6,716
Proceeds on other sales of assets	34,820	-
Foreign currency derivatives	-	(5,026)
Additional investment in notes receivable	(68)	(10,504)
Other, net	893	4,109
Net cash provided (used) by investing activities	5,007	(10,923)

Financing activities
Net proceeds/repayments of short-term borrowings	325,130	108,060
Proceeds from long-term borrowings	-	1,040,803
Repayment of long-term borrowings	(49,056)	(906,070)
Debt issuance cost	(3,704)	(35,236)
Debt retirement cost	(1,687)	(23,394)
Proceeds from issuance of warrants	-	16,821
Purchase of call options	-	(39,418)
Repurchase of common stock	(9,042)	-
Other, net	106	(360)
Net cash provided by financing activities	261,747	161,206

Effect of exchange rate changes on cash	(383)	839

Increase (decrease) in cash and cash equivalents	(40,914)	9,859
Cash and cash equivalents at beginning of period	129,738	87,665

Cash and cash equivalents at end of period	$ 88,824	$ 97,524

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

          The Company historically presented the current and noncurrent advances on purchases of tobacco (prepaid inventory) at contractually stated amounts on the face of its balance sheet. The Company changed its presentation of advances on purchases of tobacco as of March 31, 2010 to present the advances at the lower of its cost basis or estimated recoverable amounts instead of its contractually stated or notional amount. The Company believes this change in presentation provides a more transparent view of its application of an inventory model in accounting for its advances on purchases of tobacco. Historically, the Company reported deferred amounts including the mark-up, interest and unrecoverable provisions in inventories. The Company has reclassified these amounts from inventories to current and long term advances to tobacco suppliers. The amount reclassified from inventories to current advances to tobacco suppliers was a reduction of $39,327 and a reduction of $2,554 to long term advances to tobacco suppliers included in other noncurrent assets at September 30, 2009.

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $11,016 and $11,010 for the three months ended September 30, 2010 and 2009, respectively and $18,670 and $18,264 for the six months ended September 30, 2010 and 2009, respectively.

Other Deferred Charges

Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

Sale of Brazilian Assets

On June 21, 2010, the Company’s subsidiary in Brazil announced it had entered into an agreement with Philip Morris Brasil Industria e Comercia Ltda (“PMB”), an affiliate of Philip Morris International, Inc. (“PMI”). In connection with the transaction, and as of September 30, 2010, the Company assigned contracts with approximately 9,000 tobacco suppliers in Southern Brazil, which represents approximately 20% of current Brazilian volume. The Company also sold some of its related assets to PMB. The aforementioned items closed on September 30, 2010 and the Company recorded a gain of $18,100 on the sale of these assets in Other Income in the condensed consolidated statements of operations. The Company expects the sale of the remaining related assets to close in its third quarter of fiscal year 2011 at an expected gain of approximately $19,000.

         The Company expects to continue to supply processed tobacco to PMI and to process tobacco for PMB grown by PMB’s contracted suppliers under a long-term processing agreement. At September 30, 2010, the Company evaluated the remaining related assets that did not close on September 30, 2010 for impairment and concluded no impairment was required.

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

2.  INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of September 30, 2010, the Company’s unrecognized tax benefits totaled $13,495, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 30, 2010, accrued interest and penalties totaled $8,856 and $3,561, respectively.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit of $2,487, interest of $1,776 and penalties of $1,865, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.  In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements.  The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions.  The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of September 30, 2010, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2007.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Six Months Ended September 30, 2010

The effective tax rate used for the six months ended September 30, 2010 was 11.6% compared to 41.7% for the six months ended September 30, 2009.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ended March 31, 2011 to be 16.0% after absorption of discrete items.

         For the six months ended September 30, 2010, the Company recorded a specific event adjustment benefit of $2,873 bringing the effective tax rate estimated for the six months of 19.4% to 11.6%.  This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits and net exchange gains on income tax accounts.   For the six months ended September 30, 2009, the Company recorded a specific event adjustment expense of $198 bringing the effective tax rate estimated for the six months of 40.9% to 41.7%.  This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits, net exchange gains on income tax accounts and a tax adjustment related to the foreign currency exchange account.  The significant difference in the estimated effective tax rate for the six months ended September 30, 2010 from the statutory rate is primarily due to foreign income tax rates lower than the U.S. rate, currency exchange and amortization of goodwill.

3.  GUARANTEES

The Company and certain of its foreign subsidiaries guarantee bank loans to suppliers to finance their crops.  Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their suppliers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the supplier or tobacco cooperative default.  If default occurs, the Company has recourse against the supplier or cooperative.  The following table summarizes amounts guaranteed and the fair value of those guarantees:

Alliance One International, Inc. and Subsidiaries

3.  GUARANTEES (Continued)

	September 30, 2010	September 30, 2009	March 31, 2010
Amounts guaranteed (not to exceed)	$ 114,422	$ 160,594	$ 184,575
Amounts outstanding under guarantee	110,762	157,543	184,382
Fair value of guarantees	4,830	7,019	13,478

         Of the guarantees outstanding at September 30, 2010 approximately 84% expire within one year and the remainder within five years.  The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the condensed consolidated balance sheets and included in crop costs.

         In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of September 30, 2010 and 2009 and March 31, 2010, respectively, the Company had balances of $1,007, $2,063 and $55,926 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the condensed consolidated balance sheets.

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and six months ended September 30, 2010 and 2009:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2010	-	15	6	4
March 31, 2009 balance:
Gross carrying amount	$ 2,794	$33,700	$7,844	$ 13,776	$ 58,114
Accumulated amortization	-	(6,529)	(270)	(1,438)	(8,237)
Net March 31, 2009	2,794	27,171	7,574	12,338	49,877
Additions	-	-	-	329	329
Amortization expense	-	(422)	(54)	(664)	(1,140)
Net June 30, 2009	2,794	26,749	7,520	12,003	49,066
Amortization expense	-	(421)	(371)	(696)	(1,488)
Net September 30, 2009	2,794	26,328	7,149	11,307	47,578
Additions	-	-	49	354	403
Amortization expense	-	(842)	(757)	(1,391)	(2,990)
Net March 31, 2010	2,794	25,486	6,441	10,270	44,991
Amortization expense	-	(421)	(47)	(696)	(1,164)
Net June 30, 2010	2,794	25,065	6,394	9,574	43,827
Additions	-	-	-	251	251
Amortization expense	-	(422)	(22)	(740)	(1,184)
Net September 30, 2010	$ 2,794	$24,643	$6,372	$ 9,085	$ 42,894

Alliance One International, Inc. and Subsidiaries

4.  GOODWILL AND INTANGIBLES (Continued)

          The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible	Total
2011	$ 1,685	$ 1,095	$ 2,904	$ 5,684
2012	1,685	1,173	2,942	5,800
2013	1,685	1,251	2,942	5,878
2014	1,685	1,251	1,504	4,440
2015	1,685	1,173	191	3,049
Later	17,061	498	38	17,597
	$ 25,486	$ 6,441	$ 10,521	$ 42,448

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2010.  These estimates will change as new costs are incurred and until the software is placed into service in all locations.

5.  VARIABLE INTEREST ENTITIES

On April 1, 2010, the Company adopted new accounting guidance on accounting for variable interest entities (“VIEs”). This accounting guidance amended the consolidation guidance applicable to VIEs and required additional disclosures concerning an enterprise’s continuing involvement with VIEs.

Consolidated Variable Interest Entities

The Company holds a variable interest in one joint venture in which the Company is the primary beneficiary because of its power to direct activities that most significantly impact the economic performance of the entity.  The joint venture is an enterprise that serves as a dedicated inventory supply source in Asia and the Company’s variable interest in this joint venture relate to working capital advances and guarantees of the joint venture’s borrowings.

          As the primary beneficiary of this VIE, the entity’s material assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The following table summarizes the material carrying amounts of the entity’s assets, all of which are restricted, and liabilities included in the Company’s consolidated balance sheets at March 31, 2010 and September 30, 2010.

Assets of Consolidated VIE	March 31, 2010	September 30, 2010
Inventory	$ 12,069	$ 5,635
Advances to suppliers	3,746	5,755

Liabilities of Consolidated VIE
Notes Payable to Banks	-	1,386

          Amounts presented in the table above as restricted assets relating to the consolidated VIE are adjusted for intercompany eliminations.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures.  In addition, the Company also guarantees one of its joint venture’s borrowings which also represents a variable interest in that joint venture.  The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2010 and September 30, 2010, the Company’s investment in these joint ventures was $22,878 and $24,072, respectively and is classified as Investments in Unconsolidated Affiliates in the condensed consolidated balance sheets. The Company’s advances to these joint ventures were $8,936 and $9,039 at March, 31, 2010 and September 30, 2010, respectively, and are classified as Accounts Receivable, Related Parties in the condensed consolidated balance sheets.  The Company’s guarantee to a joint venture was $17,121 and $17,175 at March 31, 2010 and September 30, 2010, respectively.  The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

Alliance One International, Inc. and Subsidiaries

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

          The following table presents the summary segment information for the three months and six months ended September 30, 2010 and 2009:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Sales and other operating revenues:
South America	$ 230,276	$ 348,164	$ 494,154	$ 566,608
Other regions	328,973	326,990	556,051	519,030
Total revenue	$ 559,249	$ 675,154	$1,050,205	$1,085,638

Operating income:
South America	$ 30,768	$ 36,060	$ 49,917	$ 71,806
Other regions	15,221	31,848	40,418	47,295
Total operating income	45,989	67,908	90,335	119,101
Debt retirement expense	2,511	40,288	3,443	40,288
Interest expense	27,089	32,776	53,825	57,744
Interest income	1,936	1,188	3,919	2,104
Income (loss) before income taxes and other items	$ 18,325	$ (3,968)	$ 36,986	$ 23,173

Analysis of Segment Assets	September 30, 2010	September 30, 2009	March 31, 2010
Segment assets:
South America	$ 719,060	$ 805,406	$ 806,088
Other regions	1,357,433	1,187,089	1,105,111
Total assets	$2,076,493	$1,992,495	$1,911,199

7.  EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at September 30, 2010 and 2009.  This subsidiary waives its right to receive dividends and it does not have the right to vote.

          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 1,527 at a weighted average exercise price of $7.00 per share at September 30, 2010 and 1,581 at a weighted average exercise price of $7.05 per share at September 30, 2009.

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

          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012.  As of September 30, 2010, the Company has purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.

Alliance One International, Inc. and Subsidiaries

7.  EARNINGS PER SHARE (Continued)

          The following table summarizes the computation of earnings per share for the three months and six months ended September 30, 2010 and 2009, respectively.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2010	2009	2010	2009
BASIC EARNINGS
Net income (loss) attributable to Alliance One International, Inc.	$ 20,279	$ (1,458)	$ 34,101	$ 13,019

SHARES
Weighted average number of shares outstanding	88,621	88,598	88,790	88,539

BASIC EARNINGS (LOSS) PER SHARE	$ .23	$ (.02)	$ .38	$ .15

DILUTED EARNINGS
Net income (loss) attributable to Alliance One International, Inc.	$ 20,279	$ (1,458)	$ 34,101	$ 13,019
Plus interest expense on 5 1/2% convertible notes, net of tax	1,028	-*	2,056	997
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$ 21,307	$ (1,458)	$ 36,157	$ 14,016

SHARES
Weighted average number of common shares outstanding	88,621	88,598	88,790	88,539
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	226	-*	331	724
Assuming conversion of 5 1/2% convertible notes at the time of issuance	22,872	-*	22,872	11,162
Shares applicable to stock warrants	-**	-**	-**	-**
Adjusted weighted average number of common shares outstanding	111,719	88,598	111,993	100,425

DILUTED EARNINGS (LOSS) PER SHARE	$ .19	$ (.02)	$ .32	$ .14

  * Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share.
     For the three months ended September 30, 2009, all outstanding restricted shares and shares applicable to stock options and restricted stock unit are excluded because their inclusion would have an anti dilutive effect on the loss per share.

** For the three months and six months ended September 30, 2010 and 2009, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

8.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net income (loss)	$ 20,063	$ (1,376)	$ 33,894	$13,500
Equity currency conversion adjustment	3,583	154	820	3,399
Total comprehensive income (loss)	23,646	(1,222)	34,714	16,899
Comprehensive income(loss) attributable to noncontrolling interest	(167)	89	(224)	510
Total comprehensive income (loss) attributable to the Company	$ 23,813	$ (1,311)	$ 34,938	$16,389

9.  STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $371 and $1,494 for the three months ended September 30, 2010 and 2009, respectively, and $865 and $3,410 for the six months ended September 30, 2010 and 2009, respectively.

Alliance One International, Inc. and Subsidiaries

9.  STOCK-BASED COMPENSATION (Continued)

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

          During the three months and six months ended September 30, 2010 and 2009, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Restricted Stock
Number Granted	143	3	143	192
Grant Date Fair Value	$3.34	$3.81	$3.34	$ 4.25
Restricted Stock Units
Number Granted	-	-	-	106
Grant Date Fair Value	$ -	$ -	$ -	$ 4.26
Performance Shares
Number Granted	-	298	-	1,758
Grant Date Fair Value	$ -	$3.83	$ -	$ 4.19
Performance Based Restricted Stock Units
Number Granted	-	-	-	-
Grant Date Fair Value	$ -	$ -	$ -	$ -

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

          Assumptions used to determine the fair value of SARs as of September 30, 2009 included the following:

2009
Stock Price	$4.48
Exercise Price	$6.45
Expected Life in Years	.1
Annualized Volatility	10%
Annual Dividend Rate	0%
Discount Rate	.1%

          Because the exercise price of these SARs is above the current stock price, the expected life has been determined to be the maximum time period the SARs may be exercised.  The discount rate used is the risk free treasury bill rate consistent with the expected life.  Volatility is based on historical volatility of the Company’s stock price.

10.  CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,314 and the total assessment including penalties and interest through September 30, 2010 is $16,658.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES AND OTHER INFORMATION (Continued)

Non-Income Tax (Continued)

           The assessment of $7,314 represents intrastate trade tax credit amounts which were offset against intrastate trade tax payables as allowed under Brazilian law.  At September 30, 2010, the Company also has intrastate trade tax credits from Parana of $13,880.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul (“Rio Grande”) of $70,323 and $59,672 at September 30, 2010 and 2009, respectively. Based on management’s expectations about future realization, the Company has recorded a valuation allowance on the Rio Grande intrastate trade tax credits of $35,509 and $21,143 at September 30, 2010 and 2009, respectively. The allowance on the Rio Grande intrastate trade tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  The Company appealed and the case is currently before the Supreme Court.  In addition, the Company received an assessment in 2006 for federal income taxes in 2005 that were offset by the IPI credit bonus.  The assessment is valued at $28,701 at September 30, 2010.  The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities. As a result of various legislative and judicial actions, the Company does not expect a ruling by the Supreme Court in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

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

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$10,040) plus interest and costs.  The Company believes the claim to be without merit and is vigorously defending it.  No amounts have been reserved with respect to such claim.

           On August 6, 2010, the Company entered into settlement agreements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) to resolve those agencies’ investigations of the Company relating to alleged violations under the Foreign Corrupt Practices Act (“FCPA”) which occurred prior to the merger that formed the Company in May, 2005.  Pursuant to the settlement negotiated with DOJ, two of the Company’s foreign subsidiaries, Alliance One Tobacco Osh, LLC and Alliance One International AG (successors to DIMON International (Kyrgyzstan) and DIMON International AG, respectively), agreed to plead guilty to FCPA violations committed by DIMON International (Kyrgyzstan) and DIMON International AG prior to the merger creating the Company, and to pay fines totaling $9,450.  Additionally, the Company entered into a non-prosecution agreement by the terms of which the DOJ will not prosecute the Company if, for a period of three years, the Company meets its obligations as set out in the agreement.  On October 21, 2010, the U.S. District Court for the Western District of Virginia in Danville, Virginia accepted these guilty pleas and entered a judgment consistent with the terms of the settlement agreement.  The settlement negotiated with the SEC includes the Company’s agreement to disgorge profits in the amount of $10,000 and to abide by an injunction against further FCPA violations.  On August 26, 2010, the U.S. District Court for the District of Columbia approved the terms of the settlement with the SEC and entered the injunction contemplated by the settlement agreement.  Both settlements require the Company to retain an independent compliance monitor for a term of three years.  The Company provided for these losses at March 31, 2010 and $10,000 was paid to the SEC on August 30, 2010.

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES AND OTHER INFORMATION (Continued)

Other (Continued)

           On December 13, 2007, the Public Prosecutors’ offices in the States of Santa Catarina and Parana filed claims against the Company’s Brazilian subsidiary, Alliance One Brazil Exportadora de Tobaccos Ltda. (“AOB”) and a number of other tobacco processors on behalf of all tobacco suppliers in those states.  The lawsuits primarily assert that there exists an employment relationship between tobacco processors and tobacco suppliers.  The Company believes these claims to be without merit and intends to vigorously defend them.  Ultimate exposure if an unfavorable outcome is received is not determinable.

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

           On June 6, 2008, AOB and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The class action’s focus is a review of tobacco supplier contracts and business practices, specifically aiming to prohibit processors from notifying the national credit agency of producers in debt, prohibiting processors from deducting tobacco suppliers’ debt from payments for tobacco, and seeking the modification of other contractual terms historically used in the purchase of tobacco. The Company presented its defense locally and the case has been transferred to the Federal Court in Brasilia. No hearing date has been set. The Company believes this claim to be without merit and intends to vigorously defend it. Ultimate exposure if an unfavorable outcome is received is not determinable.

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

11.  DEBT ARRANGEMENTS

Senior Notes

On March 7, 2007, the Company issued $150,000 of 8 ½% Senior Notes due 2012 at a 0.5% original issue discount to reflect an 8.6% yield to maturity.  On July 2, 2009, the Company completed a number of refinancing transactions in which it purchased $120,365 aggregate principal amount of the existing notes pursuant to a cash tender offer.  During the three months ended June 30, 2010, the Company purchased $23,635 of the remaining notes on the open market.  All purchased securities were canceled leaving $6,000 of the 8 ½% senior notes outstanding at June 30, 2010.  Associated cash premiums and other costs paid were $650.  Deferred financing costs and amortization of original issue discount of $282 were accelerated.

           On July 2, 2009, the Company issued $570,000 of 10% Senior Notes due 2016 at a 4.823% original issue discount to reflect an 11.0% yield to maturity.  On August 26, 2009, the Company issued an additional $100,000 tranche of 10% Senior Notes due 2016 at a 2.5% original issue discount to reflect a 10.512% yield to maturity.  These additional notes form part of the same series as the Senior Notes issued on July 2, 2009.  The aggregate principal amount of the outstanding Senior Notes was $670,000.  During the three months ended September 30, 2010, the Company purchased $25,000 of these notes on the open market.  All purchased securities were canceled leaving $645,000 of the 10% senior notes outstanding at September 30, 2010.  Associated cash premiums and other costs paid were $1,038.  Deferred financing costs and amortization of original issue discount of $1,474 were accelerated.

Alliance One International, Inc. and Subsidiaries

11.  DEBT ARRANGEMENTS (Continued)

Senior Notes (Continued)

           Effective September 30, 2010, the Company did not meet the required ratio under the Senior Notes indenture fixed charge coverage test and thus cannot access the restricted payments basket for the purchase of common stock and other actions under that basket.  While the Company from time to time may not meet the required ratio, the Company does believe that it will meet the required ratio within the next twelve months to regain access to this basket.

12.  DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the three months and six months ended September 30, 2010 and 2009, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with generally accepted accounting principles.  The following table summarizes the fair value of the Company’s derivatives by type at September 30, 2010 and 2009 and March 31, 2010.

Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at September 30, 2010 (a)	Current derivative asset	$ 1,299	Current derivative liability	$ -
Foreign currency contracts at September 30, 2009 (a)	Current derivative asset	$ 2,293	Current derivative liability	$ 113
Foreign currency contracts at March 31, 2010 (a)	Current derivative asset	$ 2,528	Current derivative liability	$ -

(a) The cumulative adjustment for non-performance risk was a loss of $1, $3 and $4 at September 30, 2010 and 2009 and March 31, 2010, respectively.

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

          The following table summarizes the earnings effects of derivatives in the condensed consolidated statements of operations for the three months and six months ended September 30, 2010 and 2009.

		Gain Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income	Three Months Ended September 30,		Six Months Ended September 30,
		2010	2009	2010	2009
Foreign currency contracts	Cost of goods and services sold	$ 444	$ 4,880	$ 3,756	$ 15,869
Foreign currency contracts	Selling, administrative and general expenses	127	911	90	3,399
Total		$ 571	$ 5,791	$ 3,846	$ 19,268

Alliance One International, Inc. and Subsidiaries

12.  DERIVATIVE FINANCIAL INSTRUMENTS (Continued)

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

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Service cost	$ 805	$ 895	$ 1,611	$ 1,790
Interest expense	2,192	2,236	4,385	4,472
Expected return on plan assets	(1,428)	(1,114)	(2,856)	(2,227)
Amortization of prior service cost	6	(44)	11	(89)
Actuarial (gain) loss	335	(2)	669	(4)
Net periodic pension cost	$ 1,910	$ 1,971	$ 3,820	$ 3,942

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of September 30, 2010, contributions of $6,677 were made to pension plans for fiscal 2011.  Additional contributions to pension plans of approximately $4,091 are expected during the remainder of fiscal 2011.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements.  As of September 30, 2010, contributions of $420 were made to the plans for fiscal 2011.  Additional contributions of $496 to the plans are expected during the rest of fiscal 2011.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Service cost	$ 20	$ 16	$ 40	$ 32
Interest expense	166	188	332	375
Amortization of prior service cost	(410)	(415)	(821)	(830)
Actuarial loss	108	76	217	152
Net periodic pension cost (benefit)	$ (116)	$ (135)	$ (232)	$ (271)

Alliance One International, Inc. and Subsidiaries

14.  INVENTORIES

The following table summarizes the Company’s costs in inventory:

	September 30, 2010	September 30, 2009	March 31, 2010
Processed tobacco	$ 765,024	$621,841	$417,996
Unprocessed tobacco	202,108	226,967	354,155
Other	41,145	44,583	51,996
	$1,008,277	$893,391	$824,147

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

          The sales price consists of 90% of the face value of the receivable, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer.  Upon sale, the Company removes the carrying value of the receivable sold and records the fair value of its beneficial interest in the receivable in accounts receivable.  The fair value of the beneficial interest is calculated by applying the commercial paper rate and the servicing rate to the balance of the outstanding receivables in the facility.  The Company receives a 0.5% per annum servicing fee on receivables sold and outstanding which is recorded as a reduction of selling, administrative and general expenses.  This fee is compensatory and no servicing asset or liability has resulted from the sale.  The receivables sold are non-interest bearing.  This in conjunction with the short life of the receivables sold and outstanding causes the effects of any prepayments on the value of assets recorded to be inconsequential. Losses on sale of receivables are recorded as a component of Other Income in the condensed consolidated statements of operations.

          The following table summarizes the Company’s accounts receivable securitization information as of September 30:

	2010	2009
Receivables outstanding in facility:
As of April 1	$ 105,579	$ 100,611
Sold	300,327	421,961
Collected	(308,577)	(443,290)
As of September 30	$ 97,329	$ 79,282

Beneficial interest as of September 30 (a)	$ 25,528	$ 11,893

Impact on beneficial interest resulting from increases in discount rate:
10%	$ 35	$ 55
20%	$ 71	$ 110

Criteria to determine beneficial interest as of September 30:
Weighted average life in days	56	65
Discount rate (inclusive of 0.5% servicing fee)	2.48%	3.9%
Unused balance fee	0.40%	0.25%

Cash proceeds for the six months ended September 30:
Current purchase price	$ 200,437	$ 290,646
Deferred purchase price	85,357	123,126
Service fees	258	237
Total	$ 286,052	$ 414,009

Loss on sale of receivables
Three months ended September 30	$ 717	$ 814
Six months ended September 30	$ 947	$ 1,166

(a) Beneficial interest as of March 31, 2010 was $25,125 and was determined using a weighted average life in days of 95, a discount rate of 3.0% and an unused balance fee of 0.25%.

Alliance One International, Inc. and Subsidiaries

15.  SALE OF RECEIVABLES (Continued)

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. The table below indicates the utilization of the revolving agreement:

	Six Months Ended September 30,		Twelve Months Ended March 31, 2010
	2010	2009
Average outstanding balance	$ 62,266	$ 65,736	$ 76,711
Maximum outstanding balance	99,113	87,621	99,712
Minimum outstanding balance	16,738	47,174	47,174

16.  FAIR VALUE MEASUREMENTS

The Company follows the current accounting guidance for fair value measurements for financial and non-financial assets and liabilities.  The financial assets and liabilities measured at fair value include derivative instruments, securitized beneficial interests and guarantees.  The non-financial assets and liabilities measured at fair value primarily include assessments of investments in subsidiaries, goodwill and other intangible assets and long-lived assets for potential impairment.  The carrying value and estimated fair value of the Company’s long term debt are shown in the table below.

	September 30, 2010	September 30, 2009	March 31, 2010
Long term debt
Carrying value	$ 742,909	$ 825,840	$ 789,337
Estimated fair value	808,662	892,702	845,642

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

•

Level 3 – Significant inputs to the valuation model are unobservable.

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Derivative financial instruments	Securitized beneficial interests	Total Assets	Derivative financial instruments	Guarantees	Total Liabilities
Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	1,299	-	1,299	-	-	-
Level 3	-	25,528	25,528	-	4,830	4,830
Totals for September 30, 2010	$ 1,299	$25,528	$26,827	$ -	$ 4,830	$ 4,830

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	2,293	-	2,293	113	-	113
Level 3	-	11,893	11,893	-	7,019	7,019
Totals for September 30, 2009	$2,293	$11,893	$14,186	$ 113	$ 7,019	$ 7,132

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	2,528	-	2,528	-	-	-
Level 3	-	25,125	25,125	-	13,478	13,478
Totals for March 31, 2010	$2,528	$25,125	$27,653	$ -	$13,478	$13,478

          The following tables present the changes in Level 3 instruments measured on a recurring basis:

Alliance One International, Inc. and Subsidiaries

16.  FAIR VALUE MEASUREMENTS (Continued)

	Three Months Ended September 30, 2010		Six Months Ended September 30, 2010
	Beneficial Interest in Securitized Receivables	Guarantees	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance	$ 13,188	$ 8,933	$ 25,125	$ 13,478
Total losses (realized / unrealized included in earnings)	(717)	-	(947)	-
Purchases, issuances, and settlements, net	13,057	(4,103)	1,350	(8,648)
Ending Balance	$ 25,528	$ 4,830	$ 25,528	$ 4,830

	Three Months Ended September 30, 2009		Six Months Ended September 30, 2009
	Beneficial Interest in Securitized Receivables	Guarantees	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance	$ 2,466	$ 11,349	$ 26,833	$ 14,584
Total losses (realized / unrealized included in earnings)	814	-	1,166	-
Purchases, issuances, and settlements, net	8,613	(4,330)	(16,106)	(7,565)
Ending Balance	$ 11,893	$ 7,019	$ 11,893	$ 7,019

          The amount of unrealized losses relating to assets still held  September 30, 2010 and  2009  and  March 31, 2010 was $363, $560 and $826, respectively, all relating to securitized beneficial interests.  Gains and losses included in earnings are reported in Other Income.  The Company did not have any non-recurring fair value adjustments during the six months ended September 30, 2010 or September 30, 2009.

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

17.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	September 30, 2010	September 30, 2009	March 31, 2010
Balances:
Accounts receivable	$67,134	$23,073	$30,061
Accounts payable	9,192	2,564	20,275

	Three Months Ended September 30,		Six Months Ended September 30,
	2010	2009	2010	2009
Transactions:
Purchases	$36,049	$21,592	$48,765	$29,710

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

Financial Results

Revenues and gross profits decreased as expected primarily due to the impact of Japan Tobacco Inc.’s vertical integration initiative.  However, operating income benefitted this quarter from the gain on the sale of assets in Brazil to Philip Morris International, Inc.  Further sales of assets under this agreement will be realized in the next quarter.  Primarily as a result of the sale of assets in Brazil this year, the non-recurrence of significant debt retirement costs in the prior year and a decrease in our effective tax rate from 41.7% to 11.6%, net income increased $.23 per basic share.

Liquidity

Liquidity requirements for our business are impacted by crop seasonality, foreign currency and interest rates, green tobacco prices, crop quality and throw and other factors. We continuously monitor and adjust funding sources as required based on business dynamics, utilizing cash from operations, our revolving credit facility, short term credit lines throughout the world, sales of accounts receivable, active working capital management and advances from customers.  As of September 30, 2010, we had $620.0 million of cash and available credit comprised of $88.8 million of cash and $531.2 million in available credit inclusive of $290.0 million undrawn on our revolver, $232.4 million of notes payable to banks, and $8.8 million exclusively for letters of credit. We continually modify the makeup of our available liquidity to enhance business flexibility and reduce costs.

Outlook

Industry dynamics are entering a volatile period while certain historical customer and supplier relationships evolve to a new business model. While we have experienced an impact of this transition, we remain very optimistic over our prospects for the future once the global effect of the financial crisis begins to abate leading to increased demand and any potential residual transition issues settle out. The key focus of our global organization over the near term will be on effectively managing crop costs and reviewing our productivity while delivering shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions)	2010	$	%	2009	2010	$	%	2009
Sales and other operating revenues	$559.2	$(116.0)	(17.2)	$675.2	$1,050.2	$ (35.4)	(3.3)	$ 1,085.6
Gross profit	69.5	(37.3)	(34.9)	106.8	149.5	(45.3)	(23.3)	194.8
Selling, administrative and general expenses	41.5	(0.6)	(1.4)	42.1	78.8	0.4	0.5	78.4
Other income	18.0	14.9		3.1	19.6	16.9		2.7
Debt retirement expense	2.5	(37.8)		40.3	3.4	(36.9)		40.3
Interest expense	27.1	(5.7)		32.8	53.8	(3.9)		57.7
Interest income	1.9	0.7		1.2	3.9	1.8		2.1
Income tax expense (benefit)	(0.5)	2.1		(2.6)	4.3	(5.4)		9.7
Equity in net income of investee companies	1.2	1.2		-	1.2	1.2		-
Income (loss) attributable to noncontrolling interests	(0.2)	(0.3)		0.1	(0.2)	(0.7)		0.5
Net income (loss) attributable to the Company	$ 20.3*	$ 21.8		$ (1.5)*	$ 34.1	$ 21.1		$ 13.0

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions, except per kilo amounts)	2010	$	%	2009	2010	$	%	2009
Tobacco sales and other operating revenues:
Sales and other operating revenues	$554.7	$(115.9)	(17.3)	$670.6	$1,041.4	$ (31.1)	(2.9)	$1,072.5
Kilos	123.0	(36.6)	(22.9)	159.6	232.6	(21.4)	(8.4)	254.0
Average price per kilo	$ 4.51	$ .31	7.4	$ 4.20	$ 4.48	$ .26	6.2	$ 4.22
Processing and other revenues	$ 4.5	$ (0.1)	(2.2)	$ 4.6	$ 8.8	$ (4.3)	(32.8)	$ 13.1
Total sales and other operating revenues	$559.2	$(116.0)	(17.2)	$675.2	$1,050.2	$ (35.4)	(3.3)	$1,085.6

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

Summary

Sales and other operating revenues decreased 17.2% from $675.2 million in 2009 to $559.2 million in 2010 and gross profit decreased 34.9% from $106.8 million in 2009 to $69.5 million in 2010.  Sales decreases are the result of a 22.9% or 36.6 million kilo decrease in quantities sold partially offset by a 7.4% or $0.31 per kilo increase in average sales prices.  Processing and other revenues decreased slightly as well.  Gross profit as a percentage of sales decreased from 15.8% in 2009 to 12.4% in 2010 primarily due to the decrease in volumes and is the primary reason for our operating income decreasing $21.9 million compared to the prior year.  Partially offsetting the impact of decreased gross profits on our operating income are increased gains on the sale of assets of $14.9 million primarily related to our sale of contracts with approximately 9,000 tobacco suppliers and other assets in Brazil to Philip Morris International, Inc.  Further sales of assets under this agreement will be realized in the next quarter.  Selling, administrative and general expenses decreased slightly which also contributed to our operating income for the current year.

         This quarter, we purchased $25.0 million of our 10% senior notes as we continue to focus on reducing leverage.  Associated cash premiums and other costs, and the related accelerated amortization of deferred financing costs and original issue discount, resulted in our recording $2.5 million of debt retirement expense this quarter.  In the prior year, we completed a number of refinancing transactions which resulted in recognition of $40.3 million in significant one-time costs to retire our existing debt and accelerated recognition of the related deferred financing costs and original issue discounts.  Our interest costs decreased $5.7 million primarily as a result of lower interest rates on our seasonal financing compared to the prior year.  Primarily as a result of the sale of assets to PMI this quarter and the non-recurrence of the significant debt retirement costs in the prior year, our pretax income increased from a loss of $4.0 million in 2009 to income of $18.3 million in 2010.  Our effective tax rate decreased from a benefit of 65.3% in 2009 to a benefit of 3.0% in 2010.  The significant variance in the effective tax rate between 2010 and 2009 is primarily related to a greater impact on the 2009 effective tax rate for foreign currency exchange effects and specific event expense adjustments for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:  (Continued)

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009 (Continued)

South America Region

Tobacco revenues decreased $118.1 million or 34.0% primarily due to a decrease of 35.9 million kilos in quantities sold partially offset by an increase of $0.74 per kilo in average sales prices.  The decrease in volume is mainly attributable to the timing of shipments that were accelerated into the first quarter in 2010 compared to the second quarter in the prior year and the impact of Japan Tobacco Inc.’s (“JTI”) vertical integration initiative in Brazil in the prior fiscal year. The increase in average sales price is primarily due to product mix resulting from increased sales of higher priced lamina in the current year compared to the prior year and improved customer pricing.

         Gross profit decreased $25.7 million compared to the prior year.  The increased average sales prices were not sufficient to offset the impact of decreased volumes due to the timing of shipments and JTI’s initiative.

Other Regions

Tobacco revenues increased $2.2 million or 0.7% primarily as a result of an increase of $0.06 per kilo in average sales prices partially offset by a slight decrease of 0.7 million kilos in quantities sold.  Although revenues increased slightly, gross profits decreased $11.7 million in 2010 compared to 2009.

         Revenues and gross profits were negatively impacted by delays in shipping, including congestion at the port of Beira arising from inadequate dredging.  The decline in gross profit is also due to product mix and the impact of JTI’s vertical integration initiative.

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009

Summary

Sales and other operating revenues decreased 3.3% from $1,085.6 million in 2009 to $1,050.2 million in 2010 and gross profit decreased 23.3% from $194.8 million in 2009 to $149.5 million in 2010.  Sales decreases are the result of an 8.4% or 21.4 million kilo decrease in quantities sold and a $4.3 million decrease in processing and other revenues partially offset by a 6.2% or $0.26 per kilo increase in average sales prices.  Gross profit as a percentage of sales decreased from 17.9% in 2009 to 14.2% in 2010 primarily due to the decrease in volumes which was the primary reason for our operating income decreasing $28.8 million compared to the prior year.  Partially offsetting the impact of decreased gross profits on our operating income are increased gains on the sale of assets of $16.9 million primarily related to our sale of contracts with tobacco suppliers and other assets in Brazil to Philip Morris International, Inc.  Further sales of assets under this agreement will be realized in the next quarter.  Selling, administrative and general expenses remained constant.

         This year, we purchased $23.6 million of our 8.5% senior notes and $25.0 million of our 10% senior notes as we focus on reducing leverage.  Associated cash premiums and other costs, and the related accelerated amortization of deferred financing costs and original issue discount, resulted in our recording $3.4 million of debt retirement expense this year.  In the prior year, we completed a number of refinancing transactions which resulted in recognition of $40.3 million in significant one-time costs to retire our existing debt and accelerated recognition of the related deferred financing costs and original issue discounts.  Our interest costs decreased $3.9 million primarily as a result of lower interest rates on our seasonal financing compared to the prior year.  Primarily as a result of the sale of assets to PMI this year and the non-recurrence of the significant debt retirement costs in the prior year, our pretax income increased from $23.2 million in 2009 to $37.0 million in 2010.  Our effective tax rate decreased from 41.7% in 2009 to 11.6% in 2010.  The significant variance in the effective tax rate between 2010 and 2009 is primarily related to a greater impact on the 2009 effective tax rate for foreign currency exchange effects and specific event expense adjustments for unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:  (Continued)

Six Months Ended September 30, 2010 Compared to Six Months Ended September 30, 2009 (Continued)

South America Region

Tobacco revenues decreased $72.5 million or 12.8% primarily due to a decrease of 33.1 million kilos in quantities sold partially offset by an increase of $0.86 per kilo in average sales prices.  The decrease in volume is mainly attributable to the impact of Japan Tobacco Inc.’s (“JTI”) vertical integration initiative in Brazil in the prior fiscal year. The increase in average sales price is primarily due to product mix resulting from increased sales of higher priced lamina in the current year compared to the prior year and improved customer pricing.

         Gross profit decreased $48.8 million.  While product mix and improved customer pricing increased average sales prices, the increase was not sufficient to offset the impact of JTI’s initiative, increased prices of tobacco paid to suppliers and the exchange rate impact on purchase and processing costs which are denominated in local currency.

Other Regions

Tobacco revenues increased $41.3 million or 8.2% primarily as a result of an increase of 11.8 million kilos in quantities sold partially offset by a $0.04 per kilo decrease in average sales prices.  Processing and other revenues decreased 32.8% or $4.3 million primarily as a result of decreased processing volumes in Asia and North America.  Gross profits increased $3.5 million in 2010 compared to 2009.

         Increased revenues were primarily from sales that were delayed from the prior year as well as earlier shipments within the current year.  Gross margin increases were primarily from the favorable impact of exchange rate movements that were significantly offset by the impact of shipping delays, including congestion at the port of Beira arising from inadequate dredging and the impact of JTI’s vertical integration initiative.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to tobacco suppliers in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  In addition, from time to time, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.  On July 28, 2010, our board of directors authorized the purchase up to $40.0 million of our common stock over the next two years and we purchased 2.4 million shares of our common stock at a weighted average price paid per share of $3.78 through September 30, 2010.  Effective September 30, 2010, we did not meet the required ratio under the Senior Notes indenture fixed charge coverage test and thus cannot access the restricted payments basket for the purchase of common stock and other actions under that basket. While we from time to time may not meet the required ratio, we do believe that we will meet the required ratio within the next twelve months to regain access to this basket.

         As of September 30, 2010, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased with processing and shipping getting under way during the third quarter. Indonesian purchasing also began in August and we are processing and beginning to ship. Europe has almost completed processing and shipping will follow during the third and fourth quarters.  North America has commenced flue cured purchasing and processing with shipping moving into full effect during the third quarter, seasonally elevating its working capital requirements.  Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital

Our working capital decreased from $795.2 million at March 31, 2010 to $765.2 million at September 30, 2010.  Our current ratio was 2.0 to 1 at September 30, 2010 compared to 2.4 to 1 at March 31, 2010.  The decrease in working capital is primarily related to seasonal increases in notes payable to banks, net of seasonal decreases in accounts payable, being greater than seasonal increases in inventories and advances to tobacco suppliers.  These changes are attributable to the purchasing and processing of tobacco in Malawi and South America as well as the financing of crops in other areas of Africa and in Europe.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2010	2009	2010
Cash and cash equivalents	$ 88.8	$ 97.5	$ 129.7
Net trade receivables	185.6	170.2	207.4
Inventories and advances to tobacco suppliers	1,088.2	1,026.2	894.9
Total current assets	1,524.2	1,444.5	1,382.9
Notes payable to banks	507.7	382.5	189.0
Accounts payable	60.5	57.2	146.4
Advances from customers	71.1	79.7	102.3
Total current liabilities	759.0	640.4	587.7
Current ratio	2.0 to 1	2.3 to 1	2.4 to 1
Working capital	765.2	804.1	795.2
Total long term debt	742.5	824.0	788.9
Stockholders’ equity attributable to Alliance One International, Inc.	416.8	337.5	390.4
Net cash provided (used) by:
Operating activities	(307.3)	(141.3)
Investing activities	5.0	(10.9)
Financing activities	261.7	161.2

Operating Cash Flows

Net cash used by operating activities increased $166.0 million in 2010 compared to 2009.  The increase in cash used was primarily due to a $94.0 million decrease in cash provided by advances and receivables from customers due to the timing of shipments to these customers.  The increase in cash used was also due to by an increase in cash used for accounts payable and accrued expenses of $52.9 million.

Investing Cash Flows

Net cash provided by investing activities was $5.0 million in 2010 compared to cash used by investing activities of $10.9 million in 2009.  The increase in cash provided is primarily attributable to proceeds from the sale of assets to PMI in Brazil this year and the non-recurrence of investments in notes receivables in the prior year, partially offset by increased purchases of property, plant and equipment due to the construction of our new facility in Brazil.

Financing Cash Flows

Net cash provided by financing activities increased $100.5 million in 2010 compared to 2009.  This increase is primarily due to a $217.0 million increase in the net change in short-term borrowings as a result of less advances from customers and $75.8 million decrease in debt issuance, debt retirement and other debt related costs primarily associated with our refinancing transactions in the prior year.  Partially offsetting this increase was a decrease of $134.7 million in revolver net proceeds primarily from debt refinancing in the prior year, $49.1 million related to purchase of our 8.5% senior notes and 10% senior notes in the current year as well as $9.0 million expended to purchase 2.4 million shares of our common stock this year.

Debt Financing

We continue to finance our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At September 30, 2010 we had cash of $88.8 million and total debt outstanding of $1,250.6 million comprised of $507.7 million of notes payable to banks, no revolver borrowings, $2.1 million of other long-term debt, $619.8 million of 10% senior notes, $6.0 million of 8.5% senior notes and $115.0 million of 5 ½% convertible senior subordinated notes.  The $318.7 million seasonal increase in notes payable to banks from March 31, 2010 to September 30, 2010 results from anticipated seasonal fluctuation to account for the current purchase and processing of African and Brazilian tobaccos.  Available credit as of September 30, 2010 was $531.2 million comprised of $290.0 million under our revolver, $232.4 million of notes payable to banks and $8.8 million of availability exclusively for letters of credit. We expect to incur $75.0 million of capital expenditures during fiscal year 2011 including our continuing SAP software implementation and new Brazilian factory.  Maintenance expenditures are anticipated to be between $20.0 million and $25.0 million.  We may also decide to deploy additional discretionary amounts to enhance future business prospects, but only if stringent management return thresholds are likely to be achieved.  No cash dividends were paid to stockholders during the quarter ended September 30, 2010.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the remainder of fiscal year 2011.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (Continued)

Debt Financing (Continued)

         The following table summarizes our debt financing as of September 30, 2010:

			September 30, 2010
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
	2010	2010	Available	Rate
Senior secured credit facility:
Revolver	$ -	$ -	$290.0

Senior notes:
10% senior notes due 2016	642.2	619.8	-	10.0%
8 ½% senior notes due 2012	29.6	6.0	-	8.5%
	671.8	625.8	-

5 ½% convertible senior subordinated notes due 2014	115.0	115.0	-	5.5%

Other long-term debt	2.5	2.1	-	8.3%	(1)

Notes payable to banks (2)	189.0	507.7	232.4	3.6%	(1)

Total debt	$ 978.3	$1,250.6	522.4

Short term	$ 189.0	$ 507.7
Long term:
Long term debt current	$ 0.4	$ 0.4
Long term debt	788.9	742.5
	$ 789.3	$ 742.9

Letters of credit	$ 5.3	$ 4.2	8.8

Total credit available			$531.2

(1) Weighted average rate for the six months ended September 30, 2010

(2) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of September 30, 2010, we had approximately $507.7 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $753.1 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $13.0 million available in unused letter of credit capacity with $4.2 million issued but unfunded.

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

          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2010.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting (Continued)

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended September 30, 2010, further developments to the financial reporting process were implemented for operations that have previously implemented SAP and the Company substantially completed the process of implementing SAP in its Zambia operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

          Other than the financial reporting developments for the Company’s operations that have previously implemented SAP and implementation of SAP in its Zambia operations discussed above there were no changes that occurred during the three months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          On August 6, 2010, the Company entered into settlement agreements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) to resolve those agencies’ investigations of the Company relating to alleged violations under the Foreign Corrupt Practices Act (“FCPA”) which occurred prior to the merger that formed the Company in May, 2005.  Pursuant to the settlement negotiated with DOJ, two of the Company’s foreign subsidiaries, Alliance One Tobacco Osh, LLC and Alliance One International AG (successors to DIMON International (Kyrgyzstan) and DIMON International AG, respectively), agreed to plead guilty to FCPA violations committed by DIMON International (Kyrgyzstan) and DIMON International AG prior to the merger creating the Company, and to pay fines totaling $9.45 million.  Additionally, the Company entered into a non-prosecution agreement by the terms of which the DOJ will not prosecute the Company if, for a period of three years, the Company meets its obligations as set out in the agreement.  On October 21, 2010, the U.S. District Court for the Western District of Virginia in Danville, Virginia accepted these guilty pleas and entered a judgment consistent with the terms of the settlement agreement.  The settlement negotiated with the SEC includes the Company’s agreement to disgorge profits in the amount of $10.0 million and to abide by an injunction against further FCPA violations.  On August 26, 2010, the U.S. District Court for the District of Columbia approved the terms of the settlement with the SEC and entered the injunction contemplated by the settlement agreement.  Both settlements require the Company to retain an independent compliance monitor for a term of three years.  The Company provided for these losses at March 31, 2010 and $10.0 million was paid on August 30, 2010.

          The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$10.0 million) plus interest and costs.

          On December 13, 2007, the Public Prosecutors’ offices in the States of Santa Catarina and Parana filed claims against the Company’s Brazilian subsidiary, Alliance One Brazil Exportadora de Tobaccos Ltda. (“AOB”) and a number of other tobacco processors, on behalf of all tobacco suppliers in those states.  The lawsuits primarily assert that there exists an employment relationship between tobacco processors and tobacco suppliers.

          At the initial hearing in Santa Catarina, on January 29, 2008, the Court granted the Company’s motion to have that case moved to the Labor Court in Brasilia.  No hearing date has yet been set.

Alliance One International, Inc. and Subsidiaries

Item 1.    Legal Proceedings (Continued)

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

          On June 6, 2008, AOB and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The class action’s focus is a review of tobacco supplier contracts and business practices, specifically aiming to prohibit processors from notifying the national credit agency of producers in debt, prohibiting processors from deducting tobacco suppliers’ debt from payments for tobacco, and seeking the modification of other contractual terms historically used in the purchase of tobacco. The Company presented its defense locally and the case has been transferred to the Federal Court in Brasilia. No hearing date has been set. The Company believes this claim to be without merit and intends to vigorously defend it. Ultimate exposure if an unfavorable outcome is received is not determinable.

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total number of shares purchased	(b) Weighted Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs (1)	(d) Maximum number (or approximate dollar value) of shares that may yet be purchased under the plans or programs (1)
July 1, 2010 to July 31, 2010	-	-	-	$40,000,000
August 1, 2010 to August 31, 2010	238,000	$3.48	238,000	$39,172,688
September 1, 2010 to September 30, 2010	2,142,104	$3.81	2,380,104	$31,005,729
Total	2,380,104	$3.78	2,380,104	$31,005,729

(1) On August 5, 2010, we announced that our Board of Directors had authorized the purchase up to $40.0 million of our common stock through June 30, 2012.

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: November 4, 2010	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

INDEX OF EXHIBITS

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).