Form 10-Q
period 2010-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2011-02-04
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2010

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

As of January 31, 2011, the registrant had 87,084,833 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2010 and 2009
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2010	2009	2010	2009

Sales and other operating revenues	$ 522,144	$ 658,353	$ 1,572,349	$ 1,743,991
Cost of goods and services sold	461,507	560,252	1,362,227	1,451,102
Gross profit	60,637	98,101	210,122	292,889
Selling, administrative and general expenses	37,415	38,070	116,207	116,461
Other income	20,318	112	39,960	2,817
Restructuring charges	13,385	-	13,385	-
Operating income	30,155	60,143	120,490	179,245
Debt retirement expense	1,141	62	4,584	40,351
Interest expense (includes debt amortization of $2,680 and $2,518 for the three months and $7,327 and $6,803 for the nine months in 2010 and 2009, respectively)	25,277	29,479	79,102	87,224
Interest income	1,660	957	5,579	3,062
Income before income taxes and other items	5,397	31,559	42,383	54,732
Income tax expense (benefit)	8,470	(14,891)	12,756	(5,219)
Equity in net income of investee companies	1,072	1,338	2,266	1,338
Net income (loss)	(2,001)	47,788	31,893	61,289
Less: Net income (loss) attributable to noncontrolling interests	(12)	530	(219)	1,011
Net income (loss) attributable to Alliance One International, Inc.	$ (1,989)	$ 47,258	$ 32,112	$ 60,278

Earnings (loss) per share:
Basic	$ (.02)	$ .53	$ .36	$ .68
Diluted	$ (.02)	$ .43	$ .32	$ .60

Weighted average number of shares outstanding:
Basic	86,803	88,689	88,125	88,589
Diluted	86,803	111,937	111,337	104,058

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)				December 31, 2010	December 31, 2009	March 31, 2010
ASSETS
Current assets
Cash and cash equivalents				$ 41,401	$ 109,518	$ 129,738
Trade and other receivables, net				185,042	256,310	207,387
Accounts receivable, related parties				71,167	33,116	30,061
Inventories				819,983	736,220	824,147
Advances to tobacco suppliers				103,715	105,592	70,749
Recoverable income taxes				2,843	14,002	11,447
Current deferred taxes				34,493	30,391	37,209
Prepaid expenses				52,301	57,953	67,288
Assets held for sale				439	836	819
Current derivative asset				218	1,075	2,528
Other current assets				516	5,704	1,579
Total current assets				1,312,118	1,350,717	1,382,952

Other assets
Investments in unconsolidated affiliates				25,468	22,619	23,202
Goodwill and other intangible assets				41,510	46,437	44,991
Deferred income taxes				151,033	145,941	148,971
Other deferred charges				22,979	29,527	27,789
Other noncurrent assets				77,531	97,350	90,070
				318,521	341,874	335,023

Property, plant and equipment, net				225,711	192,852	193,224
				$ 1,856,350	$ 1,885,443	$ 1,911,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 239,786	$ 286,406	$ 188,981
Accounts payable				69,969	50,799	146,395
Due to related parties				13,581	11,546	20,275
Advances from customers				92,477	61,846	102,286
Accrued expenses and other current liabilities				102,112	114,132	113,048
Current derivative liability				-	2,716	-
Income taxes				11,349	12,797	16,281
Long-term debt current				435	19,335	457
Total current liabilities				529,709	559,577	587,723

Long-term debt				762,617	806,238	788,880
Deferred income taxes				3,730	7,750	4,399
Liability for unrecognized tax benefits				26,741	23,289	20,168
Pension, postretirement and other long-term liabilities				114,470	98,885	115,107
				907,558	936,162	928,554

Stockholders’ equity	Dec. 31, 2010	Dec. 31, 2009	March 31, 2010
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	94,939	96,942	96,966	452,980	464,387	460,971
Retained deficit				(17,130)	(68,131)	(49,242)
Accumulated other comprehensive loss				(20,534)	(11,340)	(21,329)
Total stockholders’ equity of Alliance One International, Inc.				415,316	384,916	390,400
Noncontrolling interests				3,767	4,788	4,522
Total equity				419,083	389,704	394,922
				$ 1,856,350	$ 1,885,443	$ 1,911,199

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Stockholders’ Equity

Balance, March 31, 2009	$ 468,195	$ (128,409)	$ (1,870)	$ (11,255)	$ 4,119	$ 330,780
Net income	-	60,278	-	-	1,011	61,289
Stock warrants issued	16,821	-	-	-	-	16,821
Call option related to convertible debentures, net of tax of $13,796	(25,622)	-	-	-	-	(25,622)
Restricted stock surrendered	(249)	-	-	-	-	(249)
Stock-based compensation	5,242	-	-	-	-	5,242
Adjustment in pensions	-	-	-	(359)	-	(359)
Noncontrolling interest dividend paid	-	-	-	-	(360)	(360)
Conversion of foreign currency financial statements	-	-	2,144	-	18	2,162

Balance, December 31, 2009	$ 464,387	$ (68,131)	$ 274	$ (11,614)	$ 4,788	$ 389,704

Balance, March 31, 2010	$ 460,971	$ (49,242)	$ (3,691)	$ (17,638)	$ 4,522	$ 394,922
Net income (loss)	-	32,112	-	-	(219)	31,893
Restricted stock surrendered	(585)	-	-	-	-	(585)
Exercise of employee stock options	106	-	-	-	-	106
Stock-based compensation	1,509	-	-	-	-	1,509
Shares purchased	(9,042)	-	-	-	-	(9,042)
Purchase of additional investment in subsidiary	21	-	-	-	(234)	(213)
Noncontrolling interest dividend paid	-	-	-	-	(284)	(284)
Conversion of foreign currency financial statements	-	-	795	-	(18)	777

Balance, December 31, 2010	$ 452,980	$ (17,130)	$ (2,896)	$ (17,638)	$ 3,767	$ 419,083

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2010 and 2009 (Unaudited)

(in thousands)	December 31, 2010	December 31, 2009

Operating activities
Net income	$ 31,893	$ 61,289
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	20,872	21,904
Debt amortization/interest	10,076	8,604
Debt retirement cost	4,584	40,351
Restructuring charges	11,547	-
Gain on foreign currency transactions	(10,116)	(3,782)
Gain on other sales of assets	(37,525)	-
Changes in operating assets and liabilities, net	(131,824)	(160,634)
Other, net	4,543	48
Net cash used by operating activities	(95,950)	(32,220)

Investing activities
Purchases of property, plant and equipment	(52,480)	(9,299)
Proceeds from sale of property, plant and equipment	2,882	7,673
Proceeds on other sales of assets	45,834	-
Foreign currency derivatives	-	(5,026)
Proceeds from notes receivable	1,270	6,558
Additional investment in notes receivable	(159)	(11,731)
Other, net	24	(1,093)
Net cash used by investing activities	(2,629)	(12,918)

Financing activities
Net proceeds from short-term borrowings	55,023	17,415
Proceeds from long-term borrowings	121,000	1,040,509
Repayment of long-term borrowings	(151,076)	(908,654)
Debt issuance cost	(3,717)	(36,095)
Debt retirement cost	(2,262)	(23,456)
Proceeds from issuance of warrants	-	16,821
Purchase of call options	-	(39,418)
Repurchase of common stock	(9,042)	-
Other, net	219	(360)
Net cash provided by financing activities	10,145	66,762

Effect of exchange rate changes on cash	97	229

Increase (decrease) in cash and cash equivalents	(88,337)	21,853
Cash and cash equivalents at beginning of period	129,738	87,665

Cash and cash equivalents at end of period	$ 41,401	$ 109,518

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

          The Company historically presented the current and noncurrent advances on purchases of tobacco (prepaid inventory) at contractually stated amounts on the face of its balance sheet. The Company changed its presentation of advances on purchases of tobacco as of March 31, 2010 to present the advances at the lower of its cost basis or estimated recoverable amounts instead of its contractually stated or notional amount. The Company believes this change in presentation provides a more transparent view of its application of an inventory model in accounting for its advances on purchases of tobacco. Historically, the Company reported deferred amounts including the mark-up, interest and unrecoverable provisions in inventories. The Company has reclassified these amounts from inventories to current and long term advances to tobacco suppliers. The amount reclassified from inventories to current advances to tobacco suppliers was a reduction of $33,857 and a reduction of $3,908 to long term advances to tobacco suppliers included in other noncurrent assets at December 31, 2009.

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $6,868 and $6,833 for the three months ended December 31, 2010 and 2009, respectively and $25,538 and $25,124 for the nine months ended December 31, 2010 and 2009, respectively.

Other Deferred Charges

Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

Sale of Brazilian Assets

On June 21, 2010, the Company’s subsidiary in Brazil announced it had entered into an agreement with Philip Morris Brasil Industria e Comercia Ltda (“PMB”), an affiliate of Philip Morris International, Inc. (“PMI”). In connection with the transaction, the Company assigned contracts with approximately 9,000 tobacco suppliers in Southern Brazil representing approximately 20% of current Brazilian volume and sold some of its related assets to PMB at September 30, 2010. The Company recorded a gain of $18,101 on the sale of these assets in Other Income in the condensed consolidated statements of operations at September 30, 2010. The Company sold the remaining related assets to PMB during the quarter ended December 31, 2010 and recorded a gain of $19,424 in Other Income in the condensed consolidated statements of operations at December 31, 2010. The Company expects to continue to supply processed tobacco to PMI and to process tobacco for PMB grown by PMB’s contracted suppliers under a long-term processing agreement.

New Accounting Standards

Recently Adopted Accounting Pronouncements

On April 1, 2010, the Company adopted new accounting guidance on accounting for transfers of financial assets. The objective of this accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  The Company adopted this new accounting guidance with no material impact to its financial condition and results of operations.  See Note 16 “Sale of Receivables” for further details.

         On April 1, 2010, the Company adopted new accounting guidance on accounting for variable interest entities. The objective of this accounting guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Company adopted this new accounting guidance with no material impact to its financial condition and results of operations.  See Note 6 “Variable Interest Entities” for further details.

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

2.  INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of December 31, 2010, the Company’s unrecognized tax benefits totaled $20,469, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2010, accrued interest and penalties totaled $9,676 and $3,596, respectively.

         The Company expects to continue accruing interest expenses related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to international unrecognized tax benefits of $3,778, interest of $7,878, and penalties of $2,157, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.  In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements.  The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions.  The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of December 31, 2010, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2007.  Open tax years in state and foreign jurisdictions generally range from three to six years.

         During the three months ended December 31, 2010, certain events led to a change in management’s judgment related to the recognition of tax benefits for certain U.S. foreign tax credit carryovers.  As a result, during the three months ended December 31, 2010, the Company recorded a $7,000 income tax expense for unrecognized tax benefits and the corresponding reduction of deferred tax asset for foreign tax credit carryovers.  During January 2011, the Company and U.S. Internal Revenue Service agreed to a resolution of the examination of its U.S. federal income tax returns for fiscal years March 31, 2007 and March 31, 2008, resulting in an adjustment to foreign tax credit carryovers.

Provision for the Nine Months Ended December 31, 2010

The effective tax rate used for the nine months ended December 31, 2010 was an expense of 30.1% compared to a benefit of 9.5% for the nine months ended December 31, 2009.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ended March 31, 2011 to be 25.6% after absorption of discrete items.

         For the nine months ended December 31, 2010, the Company recorded a specific event adjustment expense of $4,324, bringing the effective tax rate estimated for the nine months of 19.9% to 30.1%.  This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits, reductions in foreign tax credit carryforwards and net exchange gains on income tax accounts.  For the nine months ended December 31, 2009, the Company recorded a specific event adjustment benefit of $22,089 bringing the effective tax rate estimated for the nine months of 30.8% to 9.5%.  This specific event adjustment benefit relates primarily to a reversal of income tax, interest, penalties, and exchange losses related to liabilities for unrecognized tax benefits, and to net exchange gains on income tax accounts.  The difference in the estimated effective tax rate for the nine months ended December 31, 2010 from the statutory rate is primarily due to foreign income tax rates lower than the U.S. rate, currency exchange and amortization of goodwill partially offset by increases in unrecognized tax benefits.

Alliance One International, Inc. and Subsidiaries

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

	December 31, 2010	December 31, 2009	March 31, 2010
Amounts guaranteed (not to exceed)	$ 102,324	$ 188,701	$ 184,575
Amounts outstanding under guarantee	100,040	173,555	184,382
Fair value of guarantees	4,866	11,984	13,478

         Of the guarantees outstanding at December 31, 2010 approximately 82% expire within one year and the remainder within five years.  The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the condensed consolidated balance sheets and included in crop costs.

         In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of December 31, 2010 and 2009 and March 31, 2010, respectively, the Company had balances of $301, $1,420 and $55,926 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the condensed consolidated balance sheets.

4.  RESTRUCTURING CHARGES

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives.  The first was to begin realigning the Company’s organization by transitioning the United Kingdom finance and logistics functions to the United States in October 2010 and closing the Netherlands office in November 2010.  In December 2010, new leadership was appointed to better position the Company for the future.  At December 31, 2010, other global initiatives were underway to increase operational efficiency and effectiveness.  The initiatives will continue over the coming quarters as the Company continues to define and execute the necessary changes to support core business functions.

          At December 31, 2010, the company has incurred $13,385 in employee separation and other charges, all related to the Other Regions segment, of which $1,838 has been paid.  The remaining balance will be paid primarily in the next twelve months and is recorded in Accrued Expenses and Other Current Liabilities on the condensed consolidated balance sheet.

5.  GOODWILL AND INTANGIBLES

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

Alliance One International, Inc. and Subsidiaries

5.  GOODWILL AND INTANGIBLES (Continued)

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and nine months ended December 31, 2010 and 2009:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2010	-	15	6	4
March 31, 2009 balance:
Gross carrying amount	$ 2,794	$ 33,700	$ 7,844	$ 13,776	$ 58,114
Accumulated amortization	-	(6,529)	(270)	(1,438)	(8,237)
Net March 31, 2009	2,794	27,171	7,574	12,338	49,877
Additions	-	-	-	329	329
Amortization expense	-	(422)	(54)	(664)	(1,140)
Net June 30, 2009	2,794	26,749	7,520	12,003	49,066
Amortization expense	-	(421)	(371)	(696)	(1,488)
Net September 30, 2009	2,794	26,328	7,149	11,307	47,578
Additions	-	-	49	203	252
Amortization expense	-	(421)	(276)	(696)	(1,393)
Net December 31, 2009	2,794	25,907	6,922	10,814	46,437
Additions	-	-	-	151	151
Amortization expense	-	(421)	(481)	(695)	(1,597)
Net March 31, 2010	2,794	25,486	6,441	10,270	44,991
Amortization expense	-	(421)	(47)	(696)	(1,164)
Net June 30, 2010	2,794	25,065	6,394	9,574	43,827
Additions	-	-	-	251	251
Amortization expense	-	(422)	(22)	(740)	(1,184)
Net September 30, 2010	2,794	24,643	6,372	9,085	42,894
Amortization expense	-	(421)	(233)	(730)	(1,384)
Net December 31, 2010	$ 2,794	$ 24,222	$ 6,139	$ 8,355	$ 41,510

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible	Total
2011	$ 1,685	$ 1,095	$ 2,904	$ 5,684
2012	1,685	1,173	2,942	5,800
2013	1,685	1,251	2,942	5,878
2014	1,685	1,251	1,504	4,440
2015	1,685	1,173	191	3,049
Later	17,061	498	38	17,597
	$ 25,486	$ 6,441	$ 10,521	$ 42,448

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2010.  These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6.  VARIABLE INTEREST ENTITIES

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

          As the primary beneficiary of this VIE, the entity’s material assets, liabilities and results of operations are included in the Company’s consolidated financial statements. The following table summarizes the material carrying amounts of the entity’s assets, all of which are restricted, and liabilities included in the Company’s consolidated balance sheets at March 31, 2010 and December 31, 2010.

Assets of Consolidated VIE	March 31, 2010	December 31, 2010
Inventory	$ 12,069	$ 14,269
Advances to suppliers	3,746	3,694

Liabilities of Consolidated VIE
Notes payable to banks	-	4,764

          Amounts presented in the table above as restricted assets relating to the consolidated VIE are adjusted for intercompany eliminations.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures.  In addition, the Company also guarantees one of its joint venture’s borrowings which also represent a variable interest in that joint venture.  The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2010 and December 31, 2010, the Company’s investment in these joint ventures was $22,878 and $25,144, respectively and is classified as Investments in Unconsolidated Affiliates in the condensed consolidated balance sheets. The Company’s advances to these joint ventures were $8,936 at March, 31, 2010 and December 31, 2010, and are classified as Accounts Receivable, Related Parties in the condensed consolidated balance sheets.  The Company’s guarantee to a joint venture was $17,121 and $16,921 at March 31, 2010 and December 31, 2010, respectively.  The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

7.  SEGMENT INFORMATION

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

Alliance One International, Inc. and Subsidiaries

7. SEGMENT INFORMATION (Continued)

          The following table presents the summary segment information for the three months and nine months ended December 31, 2010 and 2009:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Sales and other operating revenues:
South America	$ 140,491	$ 176,766	$ 634,645	$ 743,374
Other regions	381,653	481,587	937,704	1,000,617
Total revenue	$ 522,144	$ 658,353	$ 1,572,349	$ 1,743,991

Operating income:
South America	$ 21,640	$ 6,930	$ 71,557	$ 78,736
Other regions	8,515	53,213	48,933	100,509
Total operating income	30,155	60,143	120,490	179,245
Debt retirement expense	1,141	62	4,584	40,351
Interest expense	25,277	29,479	79,102	87,224
Interest income	1,660	957	5,579	3,062
Income before income taxes and other items	$ 5,397	$ 31,559	$ 42,383	$ 54,732

Analysis of Segment Assets	December 31, 2010	December 31, 2009	March 31, 2010
Segment assets:
South America	$ 639,111	$ 651,252	$ 806,088
Other regions	1,217,239	1,234,191	1,105,111
Total assets	$ 1,856,350	$ 1,885,443	$ 1,911,199

8.  EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at December 31, 2010 and 2009.  This subsidiary waives its right to receive dividends and it does not have the right to vote.

          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 1,222 at a weighted average exercise price of $7.02 per share at December 31, 2010 and 1,626 at a weighted average exercise price of $7.02 per share at December 31, 2009.

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

          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012.  As of December 31, 2010, the Company has purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.

Alliance One International, Inc. and Subsidiaries

8.  EARNINGS PER SHARE (Continued)

          The following table summarizes the computation of earnings per share for the three months and nine months ended December 31, 2010 and 2009, respectively.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2010	2009	2010	2009
BASIC EARNINGS
Net income (loss) attributable to Alliance One International, Inc.	$ (1,989)	$ 47,258	$ 32,112	$ 60,278

SHARES
Weighted average number of shares outstanding	86,803	88,689	88,125	88,589

BASIC EARNINGS (LOSS) PER SHARE	$ (.02)	$ .53	$ .36	$ .68

DILUTED EARNINGS
Net income (loss) attributable to Alliance One International, Inc.	$ (1,989)	$ 47,258	$ 32,112	$ 60,278
Plus interest expense on 5 1/2% convertible notes, net of tax	-*	1,047	3,083	2,044
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$ (1,989)	$ 48,305	$ 35,195	$ 62,322

SHARES
Weighted average number of common shares outstanding	86,803	88,689	88,125	88,589
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	-*	376	340	390
Assuming conversion of 5 1/2% convertible notes at the time of issuance	-*	22,872	22,872	15,079
Shares applicable to stock warrants	-**	-**	-**	-**
Adjusted weighted average number of common shares outstanding	86,803	111,937	111,337	104,058

DILUTED EARNINGS (LOSS) PER SHARE	$ (.02)	$ .43	$ .32	$ .60

  * Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share.
     For the three months ended December 31, 2010, all outstanding restricted shares and shares applicable to stock options and restricted stock unit are excluded because their inclusion would have an anti dilutive effect on the loss per share.

** For the three months and nine months ended December 31, 2010 and 2009, the warrants were not assumed exercised because      the exercise price was more than the average price for the periods presented.

9.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2010	2009	2010	2009
Net income (loss)	$ (2,001)	$ 47,788	$ 31,893	$ 61,289
Equity currency conversion adjustment	(45)	(1,264)	777	2,162
Pension adjustment, net of tax	-	(359)	-	(359)
Total comprehensive income (loss)	(2,046)	46,165	32,670	63,092
Comprehensive income (loss) attributable to noncontrolling interest	(15)	521	(237)	1,029
Total comprehensive income (loss) attributable to the Company	$ (2,031)	$ 45,644	$ 32,907	$ 62,063

Alliance One International, Inc. and Subsidiaries

10.  STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $644 and $1,823 for the three months ended December 31, 2010 and 2009, respectively, and $1,509 and $5,233 for the nine months ended December 31, 2010 and 2009, respectively.

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

          During the three months and nine months ended December 31, 2010 and 2009, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2010	2009	2010	2009
Restricted Stock
Number Granted	-	-	143	192
Grant Date Fair Value	$ -	$ -	$ 3.34	$ 4.25
Restricted Stock Units
Number Granted	947	-	947	106
Grant Date Fair Value	$ 4.59	$ -	$ 4.59	$ 4.26
Performance Shares
Number Granted	-	-	-	1,758
Grant Date Fair Value	$ -	$ -	$ -	$ 4.19
Performance Based Restricted Stock Units
Number Granted	2,048	-	2,048	-
Grant Date Fair Value	$ 4.59	$ -	$ 4.59	$ -

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

11.  CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,908 and the total assessment including penalties and interest through December 31, 2010 is $17,275.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $7,908 represents intrastate trade tax credit amounts which were offset against intrastate trade tax payables as allowed under Brazilian law.  At December 31, 2010, the Company also has intrastate trade tax credits from Parana of $14,113.  During fiscal 2008, the Company recorded an impairment charge of $7,143.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul (“Rio Grande”) of $68,952 and $59,077 at December 31, 2010 and 2009, respectively. Based on management’s expectations about future realization, the Company has recorded a valuation allowance on the Rio Grande intrastate trade tax credits of $36,110 and $7,419 at December 31, 2010 and 2009, respectively. The allowance on the Rio Grande intrastate trade tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

           The Company’s subsidiary in Brazil has constructed a new tobacco processing facility in the State of Santa Catarina with the annual production capacity of 70 million kilos. The Company will process the 2011 crop in the new facility.  As a result of moving production to Santa Catarina, the Company has excess intrastate tax credits. Therefore, the Company reached an agreement with the government of Santa Catarina to allow the Company to sell its excess credits (receivables) to third parties and recorded a valuation allowance of $3,500 in fiscal 2010.  The Company has Santa Catarina intrastate tax credits of $27,987 at December 31, 2010.  Based on management’s expectations about future realization, the Company has recorded a total valuation allowance on the Santa Catarina intrastate trade tax credits of $12,076 at December 31, 2010.

Alliance One International, Inc. and Subsidiaries

11.  CONTINGENCIES AND OTHER INFORMATION (Continued)

Non-Income Tax (Continued)

As of January 1, 2011, a new government was elected in the State of Santa Catarina and they temporarily suspended the sale of excess intrastate tax credits.  The allowance on the Santa Catarina intrastate tax credits may be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  In addition, the Company received an assessment in 2006 for federal income taxes that were offset by the IPI credit bonus.  The assessment is valued at $29,184 at December 31, 2010.  The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities. As a result of various legislative and judicial actions, the Company does not expect a ruling in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

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

           The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$9,776) plus interest and costs.  The Company believes the claim to be without merit and is vigorously defending it.  No amounts have been reserved with respect to such claim.

           On August 6, 2010, the Company entered into settlement agreements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) to resolve those agencies’ investigations of the Company relating to alleged violations under the Foreign Corrupt Practices Act (“FCPA”) which occurred prior to the merger that formed the Company in May, 2005.  Pursuant to the settlement negotiated with DOJ, two of the Company’s foreign subsidiaries, Alliance One Tobacco Osh, LLC and Alliance One International AG (successors to DIMON International (Kyrgyzstan) and DIMON International AG, respectively), agreed to plead guilty to FCPA violations committed by DIMON International (Kyrgyzstan) and DIMON International AG prior to the merger creating the Company, and to pay fines totaling $9,450.  Additionally, the Company entered into a non-prosecution agreement by the terms of which the DOJ will not prosecute the Company if, for a period of three years, the Company meets its obligations as set out in the agreement.  On October 21, 2010, the U.S. District Court for the Western District of Virginia in Danville, Virginia accepted these guilty pleas and entered a judgment consistent with the terms of the settlement agreement.  The settlement negotiated with the SEC includes the Company’s agreement to disgorge profits in the amount of $10,000 and to abide by an injunction against further FCPA violations.  On August 26, 2010, the U.S. District Court for the District of Columbia approved the terms of the settlement with the SEC and entered the injunction contemplated by the settlement agreement.  Both settlements require the Company to retain an independent compliance monitor for a term of three years.  The Company provided for these losses at March 31, 2010 and $10,000 was paid to the SEC on August 30, 2010 and $9,452 was paid to the U.S. District Court on October 28, 2010.

Alliance One International, Inc. and Subsidiaries

11.  CONTINGENCIES AND OTHER INFORMATION (Continued)

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

          On December 24, 2010, a third-party warehouse in South Africa was destroyed by fire. This warehouse contained approximately $6,072 of the Company’s inventory.  The Company believes that its loss is fully insured and has recorded a receivable of the amount of loss for the probable recovery.

12.  DEBT ARRANGEMENTS

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

           On July 2, 2009, the Company issued $570,000 of 10% Senior Notes due 2016 at a 4.823% original issue discount to reflect an 11.0% yield to maturity.  On August 26, 2009, the Company issued an additional $100,000 tranche of 10% Senior Notes due 2016 at a 2.5% original issue discount to reflect a 10.512% yield to maturity.  These additional notes form part of the same series as the Senior Notes issued on July 2, 2009.  The aggregate principal amount of the outstanding Senior Notes was $670,000.  During the three months ended September 30, 2010, the Company purchased $25,000 of these notes on the open market.  All purchased securities were canceled leaving $645,000 of the 10% senior notes outstanding at September 30, 2010.  Associated cash premiums and other costs paid were $1,038.  Deferred financing costs and amortization of original issue discount of $1,474 were accelerated.  During the three months ended December 31, 2010, the Company purchased $10,000 of these notes on the open market.  All purchased securities were canceled leaving $635,000 of the 10% senior notes outstanding at December 31, 2010.  Associated cash premiums and other costs paid were $575.  Deferred financing costs and amortization of original issue discount of $566 were accelerated.

           At December 31, 2010, the Company did not satisfy the fixed charge coverage ratio required under the Senior Notes indenture to permit the Company to access the restricted payments basket for the purchase of common stock and other actions under that basket.  The Company from time to time may not satisfy the required ratio.

Alliance One International, Inc. and Subsidiaries

13.  DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the three months and nine months ended December 31, 2010 and 2009, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with generally accepted accounting principles.  The following table summarizes the fair value of the Company’s derivatives by type at December 31, 2010 and 2009 and March 31, 2010.

Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at December 31, 2010 (a)	Current derivative asset	$ 218	Current derivative liability	$ -
Foreign currency contracts at December 31, 2009 (a)	Current derivative asset	$ 1,075	Current derivative liability	$ 2,716
Foreign currency contracts at March 31, 2010 (a)	Current derivative asset	$ 2,528	Current derivative liability	$ -

(a) The cumulative adjustment for non-performance risk was a loss of $0, $7 and $4 at December 31, 2010 and 2009 and March 31, 2010, respectively.

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

          The following table summarizes the earnings effects of derivatives in the condensed consolidated statements of operations for the three months and nine months ended December 31, 2010 and 2009.

		Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended December 31,		Nine Months Ended December 31,
		2010	2009	2010	2009
Foreign currency contracts	Cost of goods and services sold	$ 15	$ (2,980)	$ 3,771	$ 12,889
Foreign currency contracts	Selling, administrative and general expenses	10	200	100	3,599
Total		$ 25	$ (2,780)	$ 3,871	$ 16,488

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

14.  PENSION AND POSTRETIREMENT BENEFITS

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

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Service cost	$ 805	$ 895	$ 2,417	$ 2,685
Interest expense	2,192	2,236	6,577	6,707
Expected return on plan assets	(1,428)	(1,114)	(4,284)	(3,340)
Amortization of prior service cost	6	(44)	17	(133)
Actuarial (gain) loss	335	(2)	1,004	(6)
Special termination benefits	204	-	204	-
Net periodic pension cost	$ 2,114	$ 1,971	$ 5,935	$ 5,913

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of December 31, 2010, contributions of $8,190 were made to pension plans for fiscal 2011.  Additional contributions to pension plans of approximately $2,580 are expected during the remainder of fiscal 2011.  However, this amount is subject to change, due primarily to potential plan combinations, asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements.  As of December 31, 2010, contributions of $530 were made to the plans for fiscal 2011.  Additional contributions of $386 to the plans are expected during the rest of fiscal 2011.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Service cost	$ 20	$ 16	$ 60	$ 48
Interest expense	166	189	499	564
Amortization of prior service cost	(410)	(415)	(1,232)	(1,245)
Actuarial loss	108	76	325	229
Curtailment gain recognized	-	(777)	-	(777)
Settlement gain recognized	-	(290)	-	(290)
Net periodic pension cost (benefit)	$ (116)	$ (1,201)	$ (348)	$ (1,471)

Alliance One International, Inc. and Subsidiaries

15.  INVENTORIES

The following table summarizes the Company’s costs in inventory:

	December 31, 2010	December 31, 2009	March 31, 2010
Processed tobacco	$ 700,144	$ 549,926	$ 417,996
Unprocessed tobacco	79,765	140,198	354,155
Other	40,074	46,096	51,996
	$ 819,983	$ 736,220	$ 824,147

16.  SALE OF RECEIVABLES

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

Losses on sale of receivables are recorded as a component of Other Income in the condensed consolidated statements of operations.

          The following table summarizes the Company’s accounts receivable securitization information as of December 31:

	2010	2009
Receivables outstanding in facility:
As of April 1	$ 105,579	$ 100,611
Sold	486,847	623,550
Collected	(519,784)	(638,221)
As of December 31	$ 72,642	$ 85,940

Beneficial interest as of December 31 (a)	$ 23,350	$ 8,084

Impact on beneficial interest resulting from increases in discount rate:
10%	$ 33	$ 50
20%	$ 65	$ 100

Criteria to determine beneficial interest as of December 31:
Weighted average life in days	71	70
Discount rate (inclusive of 0.5% servicing fee)	2.48%	3.1%
Unused balance fee	0.40%	0.25%

Cash proceeds for the nine months ended December 31:
Current purchase price	$ 335,065	$ 455,011
Deferred purchase price	163,097	158,197
Service fees	399	376
Total	$ 498,561	$ 613,584

Loss on sale of receivables
Three months ended December 31	$ 715	$ 791
Nine months ended December 31	$ 1,662	$ 1,957

(a) Beneficial interest as of March 31, 2010 was $25,125 and was determined using a weighted average life in days of 95, a discount rate of 3.0% and an unused balance fee of 0.25%.

Alliance One International, Inc. and Subsidiaries

16.  SALE OF RECEIVABLES (Continued)

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. The table below indicates the utilization of the revolving agreement:

	Nine Months Ended December 31,		Twelve Months Ended March 31, 2010
	2010	2009
Average outstanding balance	$ 63,553	$ 74,835	$ 76,711
Maximum outstanding balance	99,113	96,365	99,712
Minimum outstanding balance	16,738	47,174	47,174

17.  FAIR VALUE MEASUREMENTS

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

	December 31, 2010	December 31, 2009	March 31, 2010
Long term debt
Carrying value	$ 763,052	$ 825,573	$ 789,337
Estimated fair value	796,213	912,291	845,642

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

•

Level 3 – Significant inputs to the valuation model are unobservable.

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Derivative financial instruments	Securitized beneficial interests	Total Assets	Derivative financial instruments	Guarantees	Total Liabilities
Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	218	-	218	-	-	-
Level 3	-	23,350	23,350	-	4,866	4,866
Totals for December 31, 2010	$ 218	$ 23,350	$ 23,568	$ -	$ 4,866	$ 4,866

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	1,075	-	1,075	2,716	-	2,716
Level 3	-	8,084	8,084	-	11,984	11,984
Totals for December 31, 2009	$ 1,075	$ 8,084	$ 9,159	$ 2,716	$ 11,984	$ 14,700

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	2,528	-	2,528	-	-	-
Level 3	-	25,125	25,125	-	13,478	13,478
Totals for March 31, 2010	$ 2,528	$ 25,125	$ 27,653	$ -	$ 13,478	$ 13,478

Alliance One International, Inc. and Subsidiaries

17.  FAIR VALUE MEASUREMENTS (Continued)

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended December 31, 2010		Nine Months Ended December 31, 2010
	Beneficial Interest in Securitized Receivables	Guarantees	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance	$ 25,528	$ 4,830	$ 25,125	$ 13,478
Total losses (realized / unrealized included in earnings)	(715)	-	(1,662)	-
Purchases, issuances, and settlements, net	(1,463)	36	(113)	(8,612)
Ending Balance	$ 23,350	$ 4,866	$ 23,350	$ 4,866

	Three Months Ended December 31, 2009		Nine Months Ended December 31, 2009
	Beneficial Interest in Securitized Receivables	Guarantees	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance	$ 11,893	$ 7,019	$ 26,833	$ 14,584
Total losses (realized / unrealized included in earnings)	791	-	1,957	-
Purchases, issuances, and settlements, net	(4,600)	4,965	(20,706)	(2,600)
Ending Balance	$ 8,084	$ 11,984	$ 8,084	$ 11,984

          The amount of unrealized losses relating to assets still held December 31, 2010 and  2009  and  March 31, 2010 was $366, $524 and $826, respectively, all relating to securitized beneficial interests.  Gains and losses included in earnings are reported in Other Income in the condensed consolidated statements of operations.  The Company did not have any non-recurring fair value adjustments during the nine months ended December 31, 2010 or December 31, 2009.

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

18.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	December 31, 2010	December 31, 2009	March 31, 2010
Balances:
Accounts receivable	$ 71,167	$ 33,116	$ 30,061
Accounts payable	13,581	11,546	20,275

	Three Months Ended December 31,		Nine Months Ended December 31,
	2010	2009	2010	2009
Transactions:
Purchases	$ 47,432	$ 69,294	$ 96,197	$ 99,003

Alliance One International, Inc. and Subsidiaries

18.  RELATED PARTY TRANSACTIONS (Continued)

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

Financial Results

Revenues and gross profits continue to be impacted by Japan Tobacco Inc.’s vertical integration initiative.  In addition, increasing oversupply in certain markets and changes in customer buying patterns have reduced sales and margins.  As a result, lower processing volumes as well as higher local costs negatively impacted our gross profit percentage.  In response to the changes in the industry, we began several strategic initiatives this quarter to increase operational efficiency and effectiveness.  These initiatives will continue over future quarters as we define and execute necessary changes to support our core business functions.  Operating income did benefit this quarter due to the completion of the sale of assets in Brazil to Philip Morris International, Inc.  Our effective tax rate for the quarter increased from a benefit of 47.2% to an expense of 156.9% primarily due to the reversal of unrecognized tax benefit liabilities in the prior year compared to a reduction in foreign tax credit carryforwards and the related deferred tax asset this year.  The result of all these factors was a decrease in net income for the three months ending December 31, 2010 of $49.2 million compared to the three months ending December 31, 2009.

Liquidity

Liquidity requirements for our business are impacted by crop seasonality, foreign currency and interest rates, green tobacco prices, crop quality and other factors. We continuously monitor and adjust funding sources as required based on business dynamics, utilizing cash from operations, our revolving credit facility, short term credit lines throughout the world, sales of accounts receivable, active working capital management and advances from customers.  As of December 31, 2010, we had $789.5 million of cash and available credit comprised of $41.4 million of cash and $748.1 million in available credit inclusive of $262.0 million undrawn on our revolver, $475.8 million of notes payable to banks, and $10.3 million exclusively for letters of credit. We continually modify the makeup of our available liquidity to enhance business flexibility and reduce costs.

Outlook

Oversupply will likely continue to increase this coming crop year. Looking to the crop after that, we believe that lower prices paid for the coming crop, combined with the profitability of competing crops, may cause many suppliers to produce less tobacco and begin reversing the oversupply trend.  We are committed to the successful implementation of the required changes to our business model to reposition our business and we will continue to improve our capital structure while monitoring the market for both our debt and equity securities.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in million, except percentages)	2010	$	%	2009	2010	$	%	2009
Sales and other operating revenues	$ 522.1	$(136.3)	(20.7)	$658.4	$ 1,572.3	$ (171.7)	(9.8)	$ 1,744.0
Gross profit	60.6	(37.5)	(38.2)	98.1	210.1	(82.8)	(28.3)	292.9
Selling, administrative and general expenses	37.4	(0.7)	(1.8)	38.1	116.2	(0.3)	(0.3)	116.5
Other income	20.3	20.2		0.1	40.0	37.2		2.8
Restructuring charges	13.4	13.4		-	13.4	13.4		-
Debt retirement expense	1.1	1.1		-	4.6	(35.8)		40.4
Interest expense	25.3	(4.2)		29.5	79.1	(8.1)		87.2
Interest income	1.7	0.7		1.0	5.6	2.5		3.1
Income tax expense (benefit)	8.5	23.4		(14.9)	12.8	18.0		(5.2)
Equity in net income of investee companies	1.1	(0.2)		1.3	2.3	1.0		1.3
Income (loss) attributable to noncontrolling interests	-	(0.5)		0.5	(0.2)	(1.2)		1.0
Net income (loss) attributable to the Company	$ (2.0)	$ (49.3)		$ 47.3	$ 32.1	$ (28.2)*		$ 60.3*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions, except percentages and per kilo amounts)	2010	$	%	2009	2010	$	%	2009
Tobacco sales and other operating revenues:
Sales and other operating revenues	$ 491.0	$ (128.8)	(20.8)	$ 619.8	$ 1,532.4	$ (159.9)	(9.4)	$ 1,692.3
Kilos	107.9	(17.2)	(13.7)	125.1	340.6	(38.5)	(10.2)	379.1
Average price per kilo	$ 4.55	$ (.40)	(8.1)	$ 4.95	$ 4.50	$ .04	0.9	$ 4.46
Processing and other revenues	$ 31.1	$ (7.5)	(19.4)	$ 38.6	$ 39.9	$ (11.8)	(22.8)	$ 51.7
Total sales and other operating revenues	$ 522.1	$ (136.3)	(20.7)	$ 658.4	$ 1,572.3	$ (171.7)	(9.8)	$ 1,744.0

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009

Summary.  Sales and other operating revenues decreased 20.7% from $658.4 million in 2009 to $522.1 million in 2010 and gross profit decreased 38.2% from $98.1 million in 2009 to $60.6 million in 2010.  Sales decreases are the result of a 13.7% or 17.2 million kilo decrease in quantities sold, an 8.1% or $0.40 per kilo decrease in average sales prices and a 19.4% decrease in processing and other revenues.  Gross profit as a percentage of sales decreased from 14.9% in 2009 to 11.6% in 2010 primarily due to less processing volumes resulting from reduced customer requirements and the impact of JTI’s vertical integration, higher local costs and product mix.  This is the primary reason for our operating income decreasing $30.0 million compared to the prior year.  Partially offsetting the impact of decreased gross profits on our operating income are increased gains on the sale of assets of $20.2 million primarily related to the sale of the remaining assets per our agreement with Philip Morris International, Inc. in Brazil and a slight decrease in selling, administrative and general expenses.  Another factor contributing to the decrease in our operating income compared to the prior year is $13.4 million in restructuring charges incurred this quarter.

          In response to shifting supply and demand balances and the changing business models of our customers, we began implementing several strategic initiatives this quarter including the transition of our United Kingdom finance and logistics functions to the United States and the closing of our Netherlands office.  New leadership was also appointed to better position us for the future.  Other global initiatives are underway to increase operational efficiency and effectiveness.  These initiatives will continue over the coming quarters as we continue to define and execute the necessary changes to support core business functions.  There will likely be additional charges related to further restructuring activities in subsequent periods.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS (Continued)

Three Months Ended December 31, 2010 Compared to Three Months Ended December 31, 2009 (Continued)

Summary (Continued)

          This quarter, we purchased $10.0 million of our 10% senior notes as we continue to focus on reducing leverage.  Our interest costs decreased $4.2 million primarily as a result of lower interest rates on our seasonal financing compared to the prior year.  While decreased interest costs and increased gains on sale of assets were positive impacts on pretax income compared to the prior year, the decreases in revenues and gross margins resulted in our pretax income decreasing from $31.6 million in 2009 to $5.4 million in 2010.  Our effective tax rate increased from a benefit of 47.2% in 2009 to an expense of 156.9% in 2010.  The significant variance in the effective tax rate between 2010 and 2009 is primarily related to reductions in foreign tax credit carryforwards, foreign currency translation adjustments related to income taxes and the reversal of unrecognized tax benefit liabilities in 2009.

South America Region.  Tobacco revenues decreased $36.4 million or 20.6% primarily due to a decrease of 11.3 million kilos in quantities sold partially offset by an increase of $0.70 per kilo in average sales prices.  The decrease in volume is mainly attributable to the timing of shipments that were delayed until the third quarter in the prior year and the delay of shipments to future quarters in the current year. The increase in average sales price is primarily due to improved customer pricing to offset higher costs in local currency and exchange rate appreciation.

         Gross profit decreased $2.2 million compared to the prior year.  The increased average sales prices were not sufficient to offset the impact of decreased volumes due to the timing of shipments.

Other Regions.  Tobacco revenues decreased $92.4 million or 20.9% primarily as a result of a decrease of $0.76 per kilo in average sales prices and a decrease of 5.9 million kilos in quantities sold.  Processing and other revenues decreased 19.4% or $7.5 million primarily due to reduced customer requirements in North America.  Gross profits decreased $35.3 million in 2010 compared to 2009.

         Revenues and gross profits were negatively impacted by the impact of JTI’s vertical integration initiative.  The timing of shipments between quarters this year compared to the prior year, less opportunistic sales in the current year and product mix negatively impacted revenues and margins as well.

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009

Summary.  Sales and other operating revenues decreased 9.8% from $1,744.0 million in 2009 to $1,572.3 million in 2010 and gross profit decreased 28.3% from $292.9 million in 2009 to $210.1 million in 2010.  Sales decreases are the result of a 10.2% or 38.5 million kilo decrease in quantities sold and an $11.8 million decrease in processing and other revenues partially offset by a slight increase of $0.04 per kilo in average sales prices.  Gross profit as a percentage of sales decreased from 16.8% in 2009 to 13.4% in 2010 primarily due to less processing volumes from the impact of JTI’s vertical integration and opportunistic sales in the prior year, higher local costs and product mix.  This is the primary reason for our operating income decreasing $58.8 million compared to the prior year.  Partially offsetting the impact of decreased gross profits on our operating income are increased gains on the sale of assets of $37.2 million primarily related to our sale of contracts with tobacco suppliers and other assets in Brazil to Philip Morris International, Inc. and a slight decrease in selling, administrative and general expenses.  Another factor contributing to the decrease in our operating income compared to the prior year is $13.4 million in restructuring charges incurred this year.

          We began implementing several strategic initiatives this year including the transition of overseas finance and logistics functions to the United States, the closing of our Netherlands office and changes in leadership.  Other global initiatives are underway in response to shifting supply and demand balances and the changing business models of our customers.  These initiatives will continue over the coming quarters as we continue to define and execute the necessary changes to support core business functions.

          This year, we purchased $23.6 million of our 8.5% senior notes and $35.0 million of our 10% senior notes as we focus on reducing leverage.  Associated cash premiums and other costs, and the related accelerated amortization of deferred financing costs and original issue discount, resulted in our recording $4.6 million of debt retirement expense this year.  In the prior year, we completed a number of refinancing transactions which resulted in recognition of $40.4 million in significant one-time costs to retire our existing debt and accelerated recognition of the related deferred financing costs and original issue discounts.  Our interest costs decreased $8.1 million primarily as a result of lower interest rates on our seasonal financing compared to the prior year.  While the increased gain on sale of assets this year and the non-recurrence of the significant debt retirement costs in the prior year positively impacted our pretax income, the decreases in revenues and gross margins resulted in our pretax income decreasing from $54.7 million in 2009 to $42.4 million in 2010.  Our effective tax rate increased from a benefit of 9.5% in 2009 to an expense of 30.1% in 2010.  The significant variance in the effective tax rate between 2010 and 2009 is primarily related to reductions in foreign tax credit carryforwards, foreign currency translation adjustments related to income taxes and the reversal of unrecognized tax benefit liabilities in 2009.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS (Continued)

Nine Months Ended December 31, 2010 Compared to Nine Months Ended December 31, 2009 (Continued)

South America Region.  Tobacco revenues decreased $108.8 million or 14.7% primarily due to a decrease of 44.4 million kilos in quantities sold partially offset by an increase of $0.82 per kilo in average sales prices.  The decrease in volume is mainly attributable to the impact of JTI’s vertical integration initiative in Brazil in the prior fiscal year. The increase in average sales price is primarily due to product mix and improved customer pricing to offset higher costs in local currency and exchange rate appreciation.

         Gross profit decreased $50.9 million due to the impact of JTI’s initiative, increased prices of tobacco paid to suppliers and the exchange rate impact on purchase and processing costs which are denominated in local currency.

Other Regions.  Tobacco revenues decreased $51.1 million or 5.4% primarily as a result of a $0.34 per kilo decrease in average sales prices partially offset by an increase of 6.0 million kilos in quantities sold.  Processing and other revenues decreased 22.8% or $11.8 million primarily as a result of decreased processing volumes in Asia and North America.  Gross profits decreased $31.9 million in 2010 compared to 2009.

         Volume increases were primarily in Asia partially offset by the negative impact of JTI’s vertical integration initiative and shipping delays, including congestion at the port of Beira arising from inadequate dredging.  Decreased average sales prices were primarily due to product mix and the increased sales of lower priced byproducts.  Gross margin decreases were primarily the result of JTI’s vertical integration initiative, product mix and shipping delays.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to tobacco suppliers in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  In addition, from time to time, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.  On July 28, 2010, our board of directors authorized the purchase up to $40.0 million of our common stock over the next two years and we purchased 2.4 million shares of our common stock at a weighted average price paid per share of $3.78 through December 31, 2010.  Effective December 31, 2010, we did not satisfy the fixed charge coverage ratio required under the Senior Notes indenture to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio.

          As of December 31, 2010, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2012 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter.  North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements.  Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.  Looking forward, we may purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures as permitted.

Working Capital

Our working capital decreased from $795.2 million at March 31, 2010 to $782.4 million at December 31, 2010.  Our current ratio was 2.5 to 1 at December 31, 2010 compared to 2.4 to 1 at March 31, 2010.  The decrease in working capital is primarily related to increased notes payable to banks partially offset by increased inventories and advances to tobacco suppliers.  These changes are attributable to the impact of a global oversupply of tobacco and the related financing, the purchasing and processing of tobacco in the United States and Malawi as well as the financing of crops in South America and in Europe.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Working Capital (Continued)

	As of
	December 31,		March 31,
(in millions, except for current ratio)	2010	2009	2010
Cash and cash equivalents	$ 41.4	$ 109.5	$ 129.7
Net trade receivables	185.0	256.3	207.4
Inventories and advances to tobacco suppliers	923.7	841.8	894.9
Total current assets	1,312.1	1,350.7	1,382.9
Notes payable to banks	239.8	286.4	189.0
Accounts payable	70.0	50.8	146.4
Advances from customers	92.5	61.8	102.3
Total current liabilities	529.7	559.6	587.7
Current ratio	2.5 to 1	2.4 to 1	2.4 to 1
Working capital	782.4	791.1	795.2
Total long term debt	762.6	806.2	788.9
Stockholders’ equity attributable to Alliance One International, Inc.	415.3	384.9	390.4
Net cash provided (used) by:
Operating activities	(96.0)	(32.2)
Investing activities	(2.6)	(12.9)
Financing activities	10.1	66.8

Operating Cash Flows

Net cash used by operating activities increased $63.8 million in 2010 compared to 2009.  The increase in cash used was primarily due to a $94.6 million decrease in operating cash flows from net income partially offset by a $30.8 million positive change in income taxes.  The decrease in cash used for receivables was offset by the increase in cash used for payables.  In addition, the increase in cash provided by inventories and advances to suppliers was offset by the decrease in cash provided by customer advances.

Investing Cash Flows

Net cash used by investing activities decreased $10.3 million in 2010 compared to 2009.  The decrease in cash used is primarily attributable to the non-recurrence of investments in notes receivables in the prior year.  Proceeds from the sale of assets to PMI in Brazil are offset by increased purchases of property, plant and equipment due to the construction of our new facility in Brazil.

Financing Cash Flows

Net cash provided by financing activities decreased $56.7 million in 2010 compared to 2009.  This decrease is primarily due to a decrease of $103.8 million in net long-term debt proceeds primarily from our debt refinancing in the prior year, $58.1 million primarily related to purchase of our 8.5% senior notes and 10% senior notes in the current year as well as $9.0 million expended to purchase 2.4 million shares of our common stock this year.   Partially offsetting this decrease is a $37.6 million increase in the net change in short-term borrowings and a $76.2 million decrease in debt issuance, debt retirement and other debt related costs primarily associated with our refinancing transactions in the prior year.  We continuously monitor and adjust our funding sources based on business dynamics in order to enhance business flexibility and reduce costs.

Debt Financing

We continue to finance our business with a combination of short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At December 31, 2010 we had cash of $41.4 million and total debt outstanding of $1,002.8 million comprised of $239.8 million of notes payable to banks, $28.0 million of revolver borrowings, $3.1 million of other long-term debt, $610.9 million of 10% senior notes, $6.0 million of 8.5% senior notes and $115.0 million of 5 ½% convertible senior subordinated notes.  The $50.8 million seasonal increase in notes payable to banks from March 31, 2010 to December 31, 2010 results from anticipated seasonal fluctuation to account for the current purchase and processing of African and Brazilian tobaccos.  Available credit as of December 31, 2010 was $748.1 million comprised of $262.0 million under our revolver, $475.8 million of notes payable to banks and $10.3 million of availability exclusively for letters of credit. We expect to incur $75.0 million of capital expenditures during fiscal year 2011 including our continuing SAP software implementation and new Brazilian factory.  Maintenance expenditures are anticipated to be between $20.0 million and $25.0 million.  We may also decide to deploy additional discretionary amounts to enhance future business prospects, but only if stringent management return thresholds are likely to be achieved.  No cash dividends were paid to stockholders during the quarter ended December 31, 2010.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the remainder of fiscal year 2011.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES (Continued)

Debt Financing (Continued)

         The following table summarizes our debt financing as of December 31, 2010:

			December 31, 2010
	Outstanding		Lines and
	March 31,	December 31,	Letters		Interest
	2010	2010	Available		Rate
Senior secured credit facility:
Revolver	$ -	$ 28.0	$ 262.0	(1)	4.75%

Senior notes:
10% senior notes due 2016	642.2	610.9	-		10.0%
8 ½% senior notes due 2012	29.6	6.0	-		8.5%
	671.8	616.9	-

5 ½% convertible senior subordinated notes due 2014	115.0	115.0	-		5.5%

Other long-term debt	2.5	3.1	1.5		7.8%	(2)

Notes payable to banks (3)	189.0	239.8	474.3		3.5%	(2)

Total debt	$ 978.3	$ 1,002.8	737.8

Short term	$ 189.0	$ 239.8
Long term:
Long term debt current	$ 0.4	$ 0.4
Long term debt	788.9	762.6
	$ 789.3	$ 763.0

Letters of credit	$ 5.3	$ 3.7	10.3

Total credit available			$ 748.1

(1)  As of December 31, 2010, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the nine months ended December 31, 2010

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2010, we had approximately $239.8 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $728.1 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $10.3 million available in unused letter of credit capacity with $3.7 million issued but unfunded.

Alliance One International, Inc. and Subsidiaries

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

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained herein regarding expectations for our performance are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements are based on current expectations of future events. If underlying assumptions prove inaccurate or unknown risks or uncertainties materialize, actual results could vary materially from our expectations and projections. Risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in our Annual Report on Form 10-K for the fiscal year ended March 31, 2010 and other filings with the Securities and Exchange Commission.  At December 31, 2010, we have $22.5 million of Egyptian-based receivables.  The current turmoil has not impacted our consolidated financial position, results of operations or cash flows, but we continue to assess the potential impact of the current crisis.  We assume no obligation to update any forward-looking statements as a result of new information or future events or developments, except as required by law.

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

          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2010. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2010.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (Continued)

Changes in Internal Control Over Financial Reporting (Continued)

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended December 31, 2010, further developments to the financial reporting process were implemented for operations that have previously implemented SAP and the Company substantially completed the process of implementing SAP in its Argentina and Netherlands operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

          Other than the financial reporting developments for the Company’s operations that have previously implemented SAP and implementation of SAP in its Argentina and Netherlands operations discussed above there were no changes that occurred during the three months ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          On August 6, 2010, the Company entered into settlement agreements with the Department of Justice (“DOJ”) and the Securities and Exchange Commission (“SEC”) to resolve those agencies’ investigations of the Company relating to alleged violations under the Foreign Corrupt Practices Act (“FCPA”) which occurred prior to the merger that formed the Company in May, 2005.  Pursuant to the settlement negotiated with DOJ, two of the Company’s foreign subsidiaries, Alliance One Tobacco Osh, LLC and Alliance One International AG (successors to DIMON International (Kyrgyzstan) and DIMON International AG, respectively), agreed to plead guilty to FCPA violations committed by DIMON International (Kyrgyzstan) and DIMON International AG prior to the merger creating the Company, and to pay fines totaling $9.45 million.  Additionally, the Company entered into a non-prosecution agreement by the terms of which the DOJ will not prosecute the Company if, for a period of three years, the Company meets its obligations as set out in the agreement.  On October 21, 2010, the U.S. District Court for the Western District of Virginia in Danville, Virginia accepted these guilty pleas and entered a judgment consistent with the terms of the settlement agreement.  The settlement negotiated with the SEC includes the Company’s agreement to disgorge profits in the amount of $10.0 million and to abide by an injunction against further FCPA violations.  On August 26, 2010, the U.S. District Court for the District of Columbia approved the terms of the settlement with the SEC and entered the injunction contemplated by the settlement agreement.  Both settlements require the Company to retain an independent compliance monitor for a term of three years.  The Company provided for these losses at March 31, 2010 and $10.0 million was paid to the SEC on August 30, 2010 and $9.452 million was paid to the U.S. District Court on October 28, 2010.

          The Company had previously disclosed that it had received notice from Mindo, S.r.l., the purchaser in June 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., of its intent to assert against the Company, or its subsidiaries, a claim arising out of that sale transaction.  That claim, which may be followed by additional claims, was filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$9.8 million) plus interest and costs.

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

Alliance One International, Inc. and Subsidiaries

Item 1.    Legal Proceedings (Continued)

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

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Reserved

Item 5.    Other Information

None.

Item 6. Exhibits.

10.1	Form of Performance-based Stock Unit Award Agreement (filed herewith)

10.2	Form of Restricted Stock Unit Agreement (filed herewith)

10.3	Form of Restricted Stock Unit Agreement (Supplemental Award) (filed herewith)

10.4

Separation Agreement dated as of December 14, 2010 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-K, filed on December 15, 2010 (SEC File No 1-3684)

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: February 4, 2011	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits
10.1	Form of Performance-based Stock Unit Award Agreement (filed herewith)

10.2	Form of Restricted Stock Unit Agreement (filed herewith)

10.3	Form of Restricted Stock Unit Agreement (Supplemental Award) (filed herewith)

10.4

Separation Agreement dated as of December 14, 2010 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.1 of the Current Report on Form 10-K, filed on December 15, 2010 (SEC File No 1-3684)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)