Form 10-K
period 2011-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2011-06-10
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

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

Large Accelerated Filer    [  ]    Accelerated Filer    [X]    Non-Accelerated filer    [  ]    Smaller Reporting Company    [  ]
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of September 30, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $340.1 million based on the closing sale price of the common stock as reported on the New York Stock Exchange.  As of June 6, 2011, there were 87,083,419 shares of Common Stock outstanding (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 11, 2011) of the registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1.  BUSINESS

A.  The Company

Alliance One is a Virginia corporation with revenues of approximately $2.1 billion and operating income of approximately $132.9 million for the year ended March 31, 2011.  Our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s.  Alliance One is one of only two global publicly held leaf tobacco merchants, each with substantially similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers.  Our goal is to be the preferred supplier of quality tobacco products and innovative solutions to the world’s manufacturers and marketers of tobacco products.

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

          We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes.  Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Asia, Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of international brand cigarette markets.  As cigarette manufacturers expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to beneficial tariff rates and lower freight costs.  For some large multinational cigarette manufacturers, international expansion will cause them to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices.  For other large multinational cigarette manufacturers, international expansion also includes vertical integration of their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers.  Recently, Japan Tobacco, Inc. enhanced their direct leaf procurement capabilities by acquiring small leaf processors in Malawi and Brazil and forming a joint venture for tobacco leaf in the United States.  Both Alliance One and the other global publicly held leaf tobacco merchant have assigned supplier contracts and sold related assets to Philip Morris International, Inc. (“PMI”) in Brazil as PMI strengthens their direct leaf procurement capabilities.  We will continue to work with our customers to meet all their needs as their buying patterns and business models change while continuing to be a provider of quality tobacco products and innovative solutions.

Purchasing

Tobacco is primarily purchased directly from suppliers with small quantities still sold at auction.  In non-auction markets, we purchase tobacco directly from suppliers and we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract.  In other non-auction markets, such as Argentina and China, we buy tobacco from local entities that have purchased tobacco from suppliers and supervise the processing of that tobacco by those local entities.  Principal auction markets include India, Malawi and Zimbabwe and our network of tobacco operations and buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world.  In the United States, a number of our U.S. customers purchase tobacco directly from the suppliers in addition to the leaf merchants.  Although our U.S. facilities process the tobacco purchased directly from suppliers by these customers, we do not take ownership of that tobacco and do not record sales revenues associated with its resale.  The number of customers purchasing tobacco directly from suppliers and the locations in which they purchase tobacco directly from suppliers has expanded recently.

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

          Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world.  We purchase tobacco in more than 45 countries.  During the three years ended March 31, 2011, 2010 and 2009, approximately 35%, 36% and 39%, respectively, of our purchases of tobacco were from the South America operating segment and approximately 65%, 64% and 61%, respectively, were from the Other Regions operating segment.  Within the Other Regions operating segment, approximately 30%, 32% and 32% of our purchases for the three years ended March 31, 2011, 2010 and 2009, respectively, were from Malawi, China, the United States and Turkey.

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

          We process tobacco in more than 50 owned and third-party facilities around the world including Argentina, Brazil, Canada, China, Guatemala, India, Tanzania, the United States, Malawi, Thailand, Germany, Indonesia, Macedonia, Bulgaria and Turkey.  These facilities encompass all leading export locations of flue-cured, burley and oriental tobaccos.  In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.

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

Selling

We ship tobacco to manufacturers of cigarettes and other consumer tobacco products located in more than 90 countries around the world as designated by these manufacturers.  We recognize sales revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonably assured and title and risk of ownership is passed to the customer, which is upon shipment or delivery. In certain countries we also use commissioned agents to supplement our selling efforts.  Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, principally the United States, we process tobacco that is owned by our customers, and revenue is recognized when the processing is completed.

          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities.  Including their respective affiliates, accounting for more than 10% of our revenues from continuing operations were each of Philip Morris International, Inc., Japan Tobacco, Inc. (“JTI”) and British American Tobacco p.l.c. for the years ended March 31, 2011 and 2010; and PMI and JTI for the year ended March 31, 2009.

          In 2011, Alliance One delivered approximately 54% of its tobacco sales to customers in Europe and approximately 14% to customers in the United States.  One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia.  In 2011, these Belgium sales accounted for 24% of sales to customers in Europe.  The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

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

          The leaf tobacco industry is highly competitive and competition is based primarily on the price charged for products and services as well as the merchant's ability to meet customer specifications in the buying, processing, residue compliance and financing of tobacco.  In addition to the primary global independent leaf tobacco merchants, there are a number of other independent global, regional or national competitors.  Local independent leaf merchants with low fixed costs and overhead also supply cigarette manufacturers.  Recent vertical integration initiatives and other changes in customer buying patterns have resulted in a more dynamic and competitive operating environment.  There is also competition in all countries to buy the available leaf tobacco and in many areas, total leaf tobacco processing capacity exceeds demand.

Reportable Segments

The purchasing, processing, selling and storing of leaf tobacco is similar throughout our business.  However, we maintain regional operating and financial management in North America, South America, Europe, Africa and Asia to monitor our various operations in these areas.  In reviewing these operations, we have concluded that the economic characteristics of South America are dissimilar from the other operating regions.  Based on this fact, we disclose South America separately and have aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions.”  Our financial performance is reviewed at this level and these regions represent our operating segments.  See Note 14 “Segment Information” to the “Notes to Consolidated Financial Statements” for financial information attributable to our reportable segments.

C.  Other

Research and Development

We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies.  However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Alliance One Employees

Alliance One’s consolidated entities employed approximately 3,300 persons, excluding seasonal employees, in our worldwide operations at March 31, 2011.  In the Other Regions operating segment, Alliance One’s consolidated entities employed approximately 2,600 employees at March 31, 2011 excluding approximately 4,000 seasonal employees.  During processing periods, most seasonal employees as well as approximately 200 full-time factory personnel in the United States are covered by collective bargaining agreements.  In the South America operating segment, Alliance One’s consolidated entities employed approximately 700 persons, excluding approximately 3,400 seasonal employees, at March 31, 2011.  We consider Alliance One’s employee relations to be satisfactory.

Government Regulation and Environmental Compliance

See Item 1A. “Risk Factors” for a discussion of government regulation.  Currently there are no material estimated capital expenditures related to environmental control facilities.  In addition, there is no material effect on capital expenditures, results of operations or competitive position anticipated as a result of compliance with current or pending federal or state laws and regulations relating to protection of the environment.

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company’s executive officers as of April 1, 2011, and the capacities in which they serve.  These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
Mark W. Kehaya	43	Chairman and Interim Chief Executive Officer

J. Pieter Sikkel	47	President

J. Henry Denny	60	Executive Vice President - Global Operations

Robert A. Sheets	56	Executive Vice President – Chief Financial Officer and Chief Administrative Officer

William L. O’Quinn, Jr.	42	Senior Vice President - Chief Legal Officer and Secretary

The business experience summaries provided below for the Company’s executive officers describe positions held by the named individuals during the last five years.

Mark W. Kehaya has served as Chairman of Alliance One and Interim Chief Executive Officer since December 14, 2010, and remains a founding partner at Meriturn Partners, LLC, an investment firm specializing in restructurings and turnarounds of middle-market companies, since January 2002.

J. Pieter Sikkel has served as President of Alliance One International, Inc., since December 14, 2010, having previously served as Executive Vice President – Business Strategy and Relationship Management from April 2007 through December 13, 2010 , and as Regional Director of Asia from May 2005 through April 2007 ..

J. Henry Denny has served as Executive Vice President – Global Operations since July 2009, having previously served as Regional Director of North and Central America from June 2006 through July 2009, and as Director of Leaf Purchasing for North America from May 2005 through June 2006.

Robert A. Sheets has served as Executive Vice President - Chief Financial Officer and Chief Administrative Officer since December 14, 2010, having previously served as Executive Vice President – Chief Financial Officer from April 1, 2008 through December 13, 2010, and as a member of the Board of Directors and as Executive Vice President and Chief Financial Officer of a corporate predecessor, Standard Commercial Corporation, until its merger into Alliance One in May 2005.

William L. O’Quinn, Jr. has served as Senior Vice President - Chief Legal Officer and Secretary since April 1, 2011, having previously served as Senior Vice President - Secretary since January 1, 2011, and as Assistant General Counsel and Assistant Secretary from August 2005.

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

          For the year ended March 31, 2011, each of Philip Morris International, Inc., British American Tobacco p.l.c. and Japan Tobacco Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations.

          In addition, tobacco product manufacturers are experiencing consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of such customers could have a material adverse effect on our financial condition or results of operations.

          Further, demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to  significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers.  Japan Tobacco, Inc. began its vertical integration operations with the current crop in Malawi, Brazil and the United States.  Our results of operations were adversely affected.  Philip Morris International, Inc. acquired supplier contracts and related assets in Brazil in fiscal 2011 to procure leaf directly beginning with the 2011 crop.  Further vertical integration by our customers could have a material adverse effect on our financial condition and results of operations.

Global shifts in sourcing customer requirements may negatively impact our organizational structure and asset base.

The global leaf tobacco industry is experiencing shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred in the United States, Zimbabwe and Western Europe from historical levels. At the same time, production volumes in other sourcing origins, such as Brazil and other areas of Africa, are stabilizing.  Additional shifts in sourcing may occur as a result of currency fluctuations, including devaluation of the U.S. dollar.  A shift in sourcing origins in Europe has been influenced by modifications to the tobacco price support system in the European Union (EU). Customer requirements are changing due to these variations in production, therefore influencing our ability to plan effectively for the longer term in Europe.

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

Risks Relating to Our Operations (continued)

Our financial results will vary according to growing conditions, customer indications and other factors, which reduces your ability to gauge our quarterly and annual financial performance. (continued)

          The cost of acquiring tobacco can fluctuate greatly due to smaller crop sizes and increased competition in certain markets in which we purchase tobacco.  For example, in Malawi, a smaller 2007 crop and increased competition in the Malawi market increased green tobacco costs at auction by almost 100%, while processing and overhead costs also increased.  Furthermore, short crops in periods of high demand translate into higher average green prices, higher throughput costs and less volume to sell.

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

We do business in more than 45 countries, some of which do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from suppliers. For example, in 2006 as a result of the political environment, economic instability, foreign currency controls and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiaries.

         Our international operations are in areas where the demand is for the export of lower priced tobacco.  We have significant investments in our purchasing, processing and exporting operations in Argentina, Brazil, Malawi, Tanzania and Turkey.

          In recent years, economic problems in certain African countries have received wide publicity related to devaluation and appreciation of the local currency and inflation. Devaluation and appreciation can affect our purchase costs of tobacco and our processing costs.  In addition, we conduct business with suppliers and customers in countries that have recently had or may be subject to dramatic political regime change, such as Tunisia and Egypt.  In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.

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

We are subject to the Foreign Corrupt Practices Act (the “FCPA”) and operate in jurisdictions that pose a high risk of potential FCPA violations.

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

           Additionally, we have recently resolved an investigation for potential criminal and civil violations of the FCPA. In March 2004, we discovered potential irregularities with respect to certain bank accounts in southern Europe and central Asia. Our Audit Committee engaged an outside law firm to conduct an investigation of activity relating to these accounts. The investigation revealed that there were payments from these accounts that may have violated the U.S. Foreign Corrupt Practices Act. In May 2004, we voluntarily reported the matter to the U.S. Department of Justice (“Justice”). Soon thereafter, we closed the accounts in question, implemented personnel changes and other measures designed to prevent similar situations in the future, including the addition of new finance and internal audit staff and enhancement of existing training programs, and disclosed these circumstances in our filings with the SEC. In August 2006, we learned that the SEC had issued a formal order of investigation of us and others to determine if these or other actions, including those in other countries in which we do business, may have violated the FCPA or other provisions of the Exchange Act and rules thereunder. In May 2008, we learned that Justice began conducting an investigation into possible violations of the FCPA or other federal criminal laws stemming from the same actions being investigated by the SEC.  The SEC’s investigation was resolved on August 26, 2010.  The Justice’s investigation was resolved on October 21, 2010.  The settlements resulted in the disgorgement in profits and fines totaling $19.45 million, which have been paid.  Both settlements require us to retain an independent compliance monitor for a term of three years.

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

We sponsor defined benefit pension plans that covers certain eligible employees. Our pension expense and required contributions to our pension plan are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets, and the actuarial assumptions we use to measure the defined benefit pension plan obligations.

          Due to the significant market downturn that began in 2008, plan asset values declined significantly. If plan assets perform below the assumed rate of return used to determine pension expense, future pension expense will increase. Further, as a result of the global economic instability, our pension plan investment portfolio has recently incurred greater volatility.

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

In the past, we have identified certain matters involving our internal control over financial reporting that we and our independent registered public accounting firm determined to be material weaknesses under standards established by the Public Company Accounting Oversight Board.  We remediated those material weaknesses in internal control over financial reporting, and we believe that our internal control over financial reporting was effective at March 31, 2011 and 2010 as reported elsewhere in this Annual Report.  Although we intend to continue to monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future.  Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Risks Relating to Our Capital Structure

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions.

We access the short-term capital markets and, from time to time, the long-term markets to obtain financing.  Although we believe that we can continue to access the capital markets in fiscal 2012 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including:  (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets, which has been negatively impacted by the U.S. sub-prime debt turmoil; and (iii) the current state of the economy, including the tobacco industry.  There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

We may not have access to available capital to finance our local operations in non-U.S. jurisdictions.

We have typically financed our non-U.S. local operations with uncommitted short-term operating credit lines at the local level. These operating lines are typically seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans or demand payment of outstanding loans at any time. In addition, each of these operating lines must be renewed with each tobacco crop season in that jurisdiction. Although our foreign subsidiaries are the borrowers under these lines, many of them are guaranteed by us.

          As of March 31, 2011, we had approximately $231.4 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $798.6 million subject to limitations as provided for in our Credit Agreement.  Additionally against these lines there was $14.0 million available in unused letter of credit capacity with $4.9 million issued but unfunded.

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

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on the senior notes and subjecting us to additional risks.

We have a significant amount of indebtedness and debt service obligations. As of March 31, 2011, we had approximately $1,116.6 million of indebtedness. In addition, the indenture governing the senior notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.

          Our substantial debt will have important consequences, including:

•

that our indebtedness may make it more difficult for us to satisfy our obligations with respect to the senior notes and our other obligations;

•

that our indebtedness may limit our ability to obtain additional financing on satisfactory terms and to otherwise fund working capital, capital expenditures, debt refinancing, acquisitions and other general corporate requirements;

•

that a significant portion of our cash flow from operations must be dedicated to paying interest on and the repayment of the principal of our indebtedness. This reduces the amount of cash we have available for making principal and interest payments under the senior notes and for other purposes and makes us more vulnerable to a decrease in demand for leaf tobacco, increases in our operating costs or general economic or industry conditions;

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

Risks Relating to Our Capital Structure (continued)

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on the senior notes and subjecting us to additional risks. (continued)

          In addition, the indenture governing the senior notes and our senior secured credit facility each contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Also, a substantial portion of our debt, including borrowings under our senior secured credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.

We may be able to incur substantial additional indebtedness in the future.  The terms of the indentures governing our publicly traded senior notes and our credit agreement restrict, but do not completely prohibit, us from doing so. Our senior secured credit facility provides for a revolving credit line that was increased to $290.0 million. There was $148.0 million outstanding under this facility at March 31, 2011. If new debt is added to our current debt levels, the related risks we now face could intensify.

The indentures governing the senior notes and our senior secured credit facility contain, and in the future could contain additional, covenants and tests that limit our ability to take actions or cause us to take actions we may not normally take.

The indentures governing the senior notes and our senior secured credit facility contain a number of significant covenants. These covenants limit our ability to, among other things:

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

In the recent past and subsequent to year end, we have sought and obtained waivers and amendments under our existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants. We also paid significant fees to obtain these waivers and consents.  You should consider this in evaluating our ability to comply with restrictive covenants in our debt instruments and the financial costs of our ability to do so.  Any future defaults for which we do not obtain waivers or amendments could result in the acceleration of a substantial portion of our indebtedness, much of which is cross-defaulted to other indebtedness.

Risks Relating to Our Capital Structure (continued)

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.

Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including the senior notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the senior notes, on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our senior secured credit facility or the senior notes, on commercially reasonable terms or at all.  Additionally, to the extent permitted under our senior secured credit agreement and indentures, we may repurchase, repay or tender for our bank debt, senior notes or senior subordinated notes, which may place pressure on future cash requirements to the extent that the debt repurchased, repaid or tendered cannot be redrawn.

If we refinance our current credit facilities, we may not be able to obtain the same credit availability or at interest rates similar to our current credit facilities.

If the worsening of credit market conditions continues or increases, it could have a material adverse impact on our ability to refinance our current credit facilities on similar or better terms than our current credit facility.

Risks Related to Global Financial and Credit Markets

Volatility and disruption of global financial and credit markets may negatively impact our ability to access financing and expose us to unexpected risks.

Global financial and credit markets exposes us to a variety of risks as we fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities and customer advances.  We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level.  These local operating lines typically extend for a term of up to one year and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  As of March 31, 2011, we had approximately $231.4 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $798.6 million.  Changes in the global financial and credit markets could create uncertainty as to whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity.  To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding.  Based on the current financial and credit markets, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all.  In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing revolving credit line, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge.  Further, there is additional risk that certain banks in the U.S. revolving credit line syndicate could be unable to meet contractually obligated borrowing requests in the future if their financial condition were to deteriorate.  In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels.  While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

Derivative transactions may expose us to potential losses and counterparty risk.

We have entered into certain derivative transactions, including interest rate swaps and foreign exchange contracts. Changes in the fair value of these derivative financial instruments that are not accounted for as cash flow hedges are reported as income, and accordingly could materially affect our reported income in any period. In addition, the counterparties to these derivative transactions, and to the convertible note hedge transactions, are financial institutions or affiliates of financial institutions, and we are subject to risks that these counterparties default under these transactions. In some of these transactions, including the convertible note hedge transactions, our exposure to counterparty credit risk is not secured by any collateral.  Global economic conditions over the last few years have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including bankruptcy.  If one or more of the counterparties to one or more of our derivative transactions not secured by any collateral becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions.  We can provide no assurances as to the financial stability or viability of any of our counterparties.

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

          We have been made aware of a review by the Malawi Government of the operation of its tobacco auction markets. The Government’s preliminary report suggests that there may have been violations by the leaf dealer industry of certain Malawi competition laws.  The Government’s review has not been finalized and it is not possible to predict its outcome or its possible impact on us. We will continue to cooperate with the relevant authorities.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2011.

Corporate

Our corporate headquarters are located in Morrisville, North Carolina.

Facilities

We own a total of 11 production facilities in 8 countries.  We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season.  While we believe our production facilities have been efficiently utilized, we continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco.  We also believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand.

          The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE

SOUTH AMERICA SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE
ARARANGUA, BRAZIL	FACTORY/STORAGE
VERA CRUZ, BRAZIL	STORAGE
EL CARRIL, ARGENTINA	FACTORY/STORAGE

OTHER REGIONS SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE
FARMVILLE, N.C.	FACTORY/STORAGE
DANVILLE, VA	STORAGE

AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE
MOROGORO, TANZANIA	FACTORY/STORAGE

EUROPE
IZMIR, TURKEY	FACTORY/STORAGE
KARLSRUHE, GERMANY	FACTORY/STORAGE

ASIA
NGORO, INDONESIA	FACTORY/STORAGE

ITEM 3.    LEGAL PROCEEDINGS

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004, the EC fined the Company and its Spanish subsidiaries €4.4 million (US$5.6 million).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and its Italian subsidiaries have been assessed a fine in the aggregate amount of €24.0 million (US$28.8 million).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, has appealed the decisions of the EC with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision, but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.

ITEM 3.    LEGAL PROCEEDINGS (continued)

          Mindo, S.r.l., the purchaser in 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., has asserted claims against subsidiaries of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$10.4 million) plus interest and costs.  A hearing for the disposition of this matter is scheduled for December 2011.

          On December 13, 2007, the Public Prosecutors’ offices in the States of Santa Catarina and Parana filed claims against the Company’s Brazilian subsidiary, Alliance One Brazil Exportadora de Tobaccos Ltda. (“AOB”) and a number of other tobacco processors, on behalf of all tobacco suppliers in those states.  The lawsuits primarily asserted that an employment relationship existed between tobacco processors and tobacco suppliers.  On March 11, 2011, AOB agreed to a settlement of these claims and these actions have been dismissed.  Under the terms of the settlement, AOB agreed to record-keeping and other requirements not expected to materially increase the cost of operations in these states.

          On June 6, 2008, AOB and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The class action’s focus is a review of tobacco supplier contracts and business practices, specifically aiming to prohibit processors from notifying the national credit agency of producers in debt, prohibiting processors from deducting tobacco suppliers’ debt from payments for tobacco, and seeking the modification of other contractual terms historically used in the purchase of tobacco.  The case is currently before the 2nd civil court of São Lourenço do Sul.  The Company’s motion to dismiss the class action is currently pending.  The Company believes this claim to be without merit and is vigorously defending it. Ultimate exposure if an unfavorable outcome is received is not determinable.

ITEM 4.    [REMOVED AND RESERVED]

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

	Alliance One Common Stock
	High	Low	Dividends Declared
Year Ended March 31, 2011
Fourth Quarter	$ 4.37	$ 3.49	$ -
Third Quarter	4.83	3.74	-
Second Quarter	4.15	3.21	-
First Quarter	5.41	3.64	-

Year Ended March 31, 2010
Fourth Quarter	$ 5.96	$ 4.50	$ -
Third Quarter	5.23	4.25	-
Second Quarter	4.73	3.61	-
First Quarter	5.71	3.19	-

          As of March 31, 2011, there were approximately 8,849 shareholders, including approximately 7,986 beneficial holders of our common stock.

          The payment of dividends by Alliance One is subject to the discretion of our board of directors and will depend on business conditions, compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations and other factors.  Our senior credit agreement and the indentures governing our senior notes restrict our ability to pay dividends.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

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

Cumulative Total Return

Fiscal Year Ended
	03/31/06	3/31/07	3/31/08	3/31/09	3/31/10	3/31/11

Alliance One International, Inc.	$ 100.00	$ 189.92	$ 124.28	$ 79.01	$ 104.73	$ 82.72

Custom Peer Group	$ 100.00	$ 174.36	$ 192.08	$ 91.52	$ 169.12	$ 146.02

S&P 500 Index	$ 100.00	$ 111.83	$ 106.15	$ 65.72	$ 98.43	$ 113.83

S&P Small Cap 600 Index	$ 100.00	$ 105.29	$ 94.13	$ 58.30	$ 95.61	$ 119.77

ITEM 6.    SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL STATISTICS

Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2011	2010	2009	2008	2007
Summary of Operations
Sales and other operating revenues	$ 2,094,062	$ 2,308,299	$ 2,258,219	$ 2,011,503	$ 1,979,078
Restructuring charges	23,467	-	591	19,580	29,773
Operating income	132,874	223,814	204,462	93,595	113,700
Debt retirement expense	4,584	40,353	954	5,909	3,860
Income (loss) from continuing operations	(72,148)	79,946	132,830	9,374	(1,962)
Income (loss) from discontinued operations	-	-	407	7,855	(18,730)
Net income (loss)	(72,148)	79,946	133,237	17,229	(20,944)
Net income (loss) attributable to Alliance One International, Inc.	(71,551)	79,167	132,558	16,861	(21,597)

Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$ (.81)	$ .89	$ 1.50	$ .10	$ (.03)
Income (loss) from discontinued operations	-	-	-	.09	(.22)
Net income (loss) attributable to Alliance One International, Inc.	(.81)	.89	1.50	.19	(.25)

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$ (.81)	$ .78	$ 1.49	$ .10	$ (.03)
Income (loss) from discontinued operations	-	-	-	.09	(.22)
Net income (loss) attributable to Alliance One International, Inc. (1)	(.81)	.78	1.49	.19	(.25)

Cash dividends paid	-	-	-	-	-
Book value	3.59	4.38	3.67	2.38	2.55

Balance Sheet Data
Working capital	$ 846,860	$ 795,229	$ 608,179	$ 440,213	$ 531,983
Total assets	1,808,330	1,911,199	1,758,519	1,712,865	1,653,872
Long-term debt	884,371	788,880	652,584	563,973	726,625
Stockholders’ equity attributable to Alliance One International, Inc.	312,813	390,400	326,661	211,467	225,546

Other Data
Ratio of earnings to fixed charges	1.30	1.63	2.07	1.02	1.12
Common shares outstanding at year end (3)	87,085	89,113	88,974	88,897	88,614
Number of stockholders at year end (2)	8,849	7,716	6,754	7,670	7,612

(1)   For the years ended March 31, 2011 and 2007, all outstanding restricted shares and shares applicable to stock options and         restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.  For the         year ended March 31, 2011, assumed conversion of convertible notes at the beginning of the period has an antidultive         effect on the loss per share.

(2)   Includes the number of stockholders of record and non-objecting beneficial owners.

(3)   Excluding 7,853 shares owned by a wholly owned subsidiary.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K:

Executive Overview

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Fiscal year 2011 was a year of change, both for the industry and the Company.  During the fiscal year, the industry went from a balanced demand supply equilibrium to one of oversupply.  In addition, the previously announced partial vertical integration moves by JTI fully affected the Company during the year.  As a result of the industry environment, packed inventories moved slower and were higher then last year by $107.8 million, as well as increasing uncommitted inventories.  Due to this situation, we recorded $15.4 million in inventory write downs to reflect current market pricing.

          Selling, administrative and general expenses included increased costs for the independent monitor and related matters of $4.8 million and reserves on customer receivables of $3.1 million. Further, the Company incurred a non-cash charge of $2.1 million associated with issuing options.  We also incurred restructuring expenses of $23.5 million reflecting the costs associated with repositioning the Company to meet future market conditions and debt retirement expenses of $4.6 million.

          In Brazil, PMI acquired tobacco supplier contracts and related assets from us to strengthen their supply source beginning with the 2011 crop, which resulted in a one time gain of approximately $37.8 million.   Concurrently, we signed a multi-year contract to process Brazilian tobacco for PMI. Additionally, we also signed a multi-year contract to process JTI tobacco in our new Santa Catarina facility.

          As a result, operating income decreased 40.6%.  Interest and other finance costs decreased significantly as a result of lower rates in the current year and the non-recurrence of debt refinancing costs in the prior year.  The effective tax rate was 327.1% for 2011 due to a non-cash increase of $108.5 million in the valuation allowance based on management’s evaluation of the realization of U.S. deferred tax benefits.  Consequently, results for the current year were a net loss.

Liquidity

Our liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, as well as other factors. We monitor and adjust funding sources based on a number of industry, business, and financial market dynamics. Movement and changes between these various funding sources enhances enterprise agility and ability to drive various business opportunities.  As a result, during 2011, we purchased $58.6 million of senior notes as well as 2.4 million shares of common stock.  In addition, the third amendment to our senior secured credit facility was closed on June 6, 2011 which extended the term of the agreement, increased our capital expenditure basket as well as modified certain financial covenants and other related items.  We will continue to modify available liquidity as required to maintain appropriate business flexibility and cost controls.

Outlook

While the operating environment will remain dynamic with uncertainties in demand driven by increases in excise taxes, changes in customer buying patterns, uncertainties with respect to economic conditions in many major consumer markets and political uncertainty in the Middle East, we have taken steps to position the Company for this environment.  These steps include: significant efficiency improvements and cost reductions already identified and many of these realized, new investments in Brazil and Macedonia coming on line for the 2011 crop year (FY2012), significant investments in the United States and Tanzania to increase efficiencies and capacities and in Zimbabwe to reopen an idled plant, elevated focus on our value added products and processing group to drive growth and increased processing revenue, as well as continued review of assets to improve efficiencies and utilization.

          We expect green price decreases and lower sales prices for the next fiscal year in most of our operating areas.  Further, due to changes in buying patterns and customer mix and crop delays in South America and Africa, we expect a slower start to the year than normal.   However, we believe the steps we have taken will more than offset the challenges in the operating environment that we are facing over the next fiscal year.  In addition, we are taking further steps to streamline the operations in fiscal year 2012, to position ourselves to meet future cigarette demand growth in Asia and to rekindle growth in other markets for the future.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Consolidated Statement of Operations
	Twelve Months Ended March 31,
		Change			Change
(in millions)	2011	$	%	2010	$	%	2009
Sales and other operating revenues	$ 2,094.1	$(214.2)	(9.3)	$ 2,308.3	$ 50.1	2.2	$ 2,258.2
Gross profit	276.8	(119.7)	(30.2)	396.5	35.7	9.9	360.8
Selling, administrative and general expenses	157.9	2.5	1.6	155.4	(0.6)	(0.4)	156.0
Other income (expense)	37.4	54.7		(17.3)	(17.5)		0.2
Restructuring charges	23.5	23.5		-	(0.6)		0.6
Operating income	132.9	(90.9)		223.8	19.3		204.5
Debt retirement expense	4.6	(35.8)		40.4	39.4		1.0
Interest expense	102.7	(11.1)		113.8	15.8		98.0
Interest income	7.3	2.7		4.6	0.8		3.8
Income tax expense (benefit)	107.5	111.3		(3.8)	18.2		(22.0)
Equity in net income of investee companies	2.5	0.5		2.0	0.5		1.5
Income from discontinued operations	-	-		-	(0.4)		0.4
Income (loss) attributable to noncontrolling interests	(0.6)	(1.4)		0.8	0.1		0.7
Net income (loss) attributable to the Company	$ (71.6)	$ (150.8)		$ 79.2	$ (53.4)*		$ 132.6*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Twelve Months Ended March 31,
		Change			Change
(in millions, except per kilo amounts)	2011	$	%	2010	$	%	2009
Tobacco sales and other operating revenues:
Sales and other operating revenues	$ 2,033.4	$ (204.7)	(9.1)	$ 2,238.1	$ 65.4	3.0	$ 2,172.7
Kilos	439.1	(50.4)	(10.3)	489.5	(8.5)	(1.7)	498.0
Average price per kilo	$ 4.63	$ 0.05	1.1	$ 4.58	$ 0.22	5.0	$ 4.36
Processing and other revenues	$ 60.7	$ (9.5)	(13.5)	$ 70.2	$ (15.3)	(17.9)	$ 85.5
Total sales and other operating revenues	$ 2,094.1	$ (214.2)	(9.3)	$ 2,308.3	$ 50.1	2.2	$ 2,258.2

Comparison of the Year Ended March 31, 2011 to the Year Ended March 31, 2010

Summary

Compared to the prior year, sales and other operating revenues decreased 9.3% and gross profit decreased 30.2% due to JTI’s vertical integration initiative and lower demand by customers as a result of reduced cigarette consumption in some markets. Gross profit as a percentage of sales decreased from 17.2% in 2010 to 13.2% in 2011.  Impacting gross profit was increased lower of cost or market inventory adjustments and margin pressures due to the industry entering into an oversupply situation.  Gross profit was also impacted by higher local costs and product mix.  Selling, administrative and general expenses were relatively constant compared to the prior year although this year includes independent monitor costs of $3.4 million and reserves on customer receivables of $3.1 million.  Other operating income (expense) was $37.4 million in 2011 primarily related to gains of $37.8 million from the sale of contracts with tobacco suppliers and other assets in Brazil to Philip Morris International, Inc. In 2010, other operating income (expense) was $(17.3) million primarily related to recording an estimated loss of $19.5 million, including disgorgement and penalties, in connection with negotiations with the SEC and Department of Justice and their investigation of alleged FCPA violations.  In response to shifting supply and demand balances and the changing business models of customers, several strategic initiatives were implemented this year.  In addition to the appointment of new leadership to better position us for the future, we began realigning origin and corporate operations to increase operational efficiency and effectiveness.  These initiatives resulted in restructuring charges of $23.5 million.  This review is ongoing as we continue to define and execute the necessary changes to support core business functions.  As a result of lower sales and margins, operating income decreased 40.6% or $90.9 million compared to the prior year.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2011 to the Year Ended March 31, 2010 (continued)

Summary (continued)

          In 2011, we purchased $23.6 million of our 8.5% senior notes and $35.0 million of our 10% senior notes.  Associated costs and the related accelerated amortization of deferred financing costs and original issue discount resulted in our recording $4.6 million of debt retirement expense this year.  In the prior year, we refinanced our credit facility and long-term debt which resulted in recognition of $40.4 million in significant costs to retire our existing debt and accelerated recognition of the related deferred financing costs and original issue discounts.  Our interest costs decreased $11.1 million as a result of lower interest rates primarily on our seasonal lines of credit.  Although our net financing costs decreased 33.2% from the prior year, our pretax income decreased 55.7% from $74.2 million in 2010 to $32.8 million in 2011.

          Our effective tax rate changed from a benefit of 5.1% in 2010 to an expense of 327.1% in 2011.  Our effective rates in both years vary significantly from the statutory tax rate due to foreign income tax rates that are lower than the U.S. rate, permanent differences related to local goodwill amortization, exchange gains and losses and currency translation adjustments, and changes to valuation allowance on deferred tax assets.  The significant increase in the tax rate in 2011 is primarily due to an increase in the valuation allowance on U.S. deferred tax assets of $108.5 million.  Management’s evaluation of available positive and negative evidence resulted in a judgment that realization of tax benefits for U.S. deferred tax assets was less than likely and therefore a valuation allowance was recorded.   The effective tax rate varied from the statutory rate in 2010 due to reductions in liabilities for unrecognized tax benefits and other factors.

South America Region

Tobacco revenues decreased $116.3 million or 14.1% primarily due to a 46.6 million kilo decrease in quantities sold mainly attributable to the impact of JTI’s vertical integration in Brazil in the prior fiscal year.  Partially offsetting the impact of decreased volumes is an increase of $0.77 per kilo in average sales prices and a $2.8 million increase in processing and other revenues.  The increased average sales price is primarily due to product mix and improved customer pricing to offset higher costs in local currency and exchange rate appreciation.

          Gross profit decreased $50.4 million due to the impact of JTI’s initiative, increased lower of cost or market inventory adjustments of $8.5 million, increased prices paid to suppliers and the exchange rate impact on purchase and processing costs which are denominated in local currency.  Gross profit as a percentage of sales decreased 4.4% as a result of these factors.

Other Regions

Tobacco revenues decreased $88.4 million or 6.3% primarily as a result of a $0.24 per kilo decrease in average sales prices and a 3.8 million kilo decrease in quantities sold.  Decreased average sales prices were primarily due to product mix and the increased sales of lower priced byproducts.  Volume increases in Asia were offset by the negative impact of JTI’s vertical integration initiative, less opportunistic sales and shipping delays, including congestion and other logistical issues at the port of Beira.  Processing and other revenues decreased 18.2% or $12.3 million primarily as a result of decreased customer requirements in Africa and North America including those of JTI.

          Gross profits decreased $69.3 million in 2011 compared to 2010 primarily due to JTI’s vertical integration initiative, increased lower of cost or market inventory adjustments of $5.9 million, product mix and shipping delays.  Gross profit as a percentage of sales decreased 3.8% as a result of these factors.

Comparison of the Year Ended March 31, 2010 to the Year Ended March 31, 2009

Summary

Sales and other operating revenues increased 2.2% from $2,258.2 million in 2009 to $2,308.3 million in 2010 and gross profit increased 9.9% from $360.8 million in 2009 to $396.5 million in 2010.  Sales increases are the result of a 5.0% or $0.22 per kilo increase in average sales prices partially offset by a 1.7% or 8.5 million kilo decrease in quantities sold and a $15.3 million decrease in processing and other revenues.  Gross profit as a percentage of sales increased from 16.0% in 2009 to 17.2% in 2010.  While selling, administrative and general expenses remained fairly constant, other operating income (expense) was negatively impacted by our recording an estimated loss of $19.5 million, including disgorgement and penalties, in connection with negotiations with the SEC and Department of Justice and their investigation of alleged violations of the Foreign Corrupt Practices Act.  See Note 16 “Contingencies” to the “Notes to Consolidated Financial Statements” for further information.  Including the estimated loss, our operating income still increased $19.4 million compared to the prior year.

          During 2010, we refinanced our credit facility and long-term debt.  As a result, we recorded $40.4 million in debt retirement costs in 2010.  In addition, our interest costs increased $15.8 million as a result of higher debt levels after the refinancing.  Consequently, our pretax income decreased from $109.3 million in 2009 to $74.2 million in 2010.  Our effective tax rate changed from a benefit of 20.1% in 2009 to a benefit of 5.1% in 2010.  Our effective rates in both years vary significantly from the statutory tax rate due to foreign income tax rates that are lower than the U.S. rate, permanent differences related to local goodwill amortization and exchange gains and losses and currency translation adjustments.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2010 to the Year Ended March 31, 2009 (continued)

Summary (continued)

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

Liquidity and Capital Resources

Overview

Historically we have needed capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to suppliers for tobacco crops in certain foreign countries.  Purchasing, processing and selling activities of our business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be significantly greater or less as a result.  Our long-term borrowings consist of unsecured senior and convertible senior subordinated notes as well as a senior secured revolving credit facility. We also have short-term lines of credit available with a number of banks throughout the world to provide needed seasonal working capital to correspond with regional peaks of our business.  Over the last twelve months, as a result of Japan Tobacco Inc.’s vertical integration, the increasing oversupply in certain markets around the world and the change in customer buying patterns, we increased debt, net of cash, by $224.5 million from $848.6 million as of March 31, 2010 to $1,073.1 million as of March 31, 2011.  As a result of the July 2009 refinancing the makeup of our debt is longer term in nature with a significant portion of the maturities extending out to 2016. From time to time in the future, we may elect to redeem, repay, retire or cancel indebtedness prior to stated maturity under our senior secured credit agreement or indentures, as permitted therein.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Overview (continued)

          At March 31, 2011, we had $43.5 million in cash on our balance sheet, $148.0 million in indebtedness under our revolving credit facility with an additional $142.0 million in borrowings available under that facility, $231.4 million outstanding under foreign lines with an additional $553.2 million available under those lines and $4.4 million outstanding of other debt for a total of $738.9 million of debt availability and cash on hand around the world, excluding $4.9 million in issued but unfunded letters of credit with $9.1 million available. Another source of liquidity as of March 31, 2011 was $43.3 million funded under our $100 million accounts receivable sale program.  Additionally, customers advances were $17.6 million in 2011 compared to $102.3 million in 2010.  To the extent that these customers do not provide this advance funding, we must provide financing for their inventories.  Should customers pre-finance less in the future for committed inventories, this action could negatively affect our short-term liquidity.  We believe that the sources of capital we possess, or have access to, will be sufficient to fund our anticipated needs for fiscal year 2012.  No cash dividends were paid to stockholders during the twelve months ended March 31, 2011.  On July 28, 2010, our board of directors authorized the purchase up to $40.0 million of our common stock over the next two years and we purchased 2.4 million shares of our common stock at a weighted average price paid per share of $3.78 through March 31, 2011.  Effective March 31, 2011, we did not satisfy the fixed charge coverage ratio of 2.0 to 1.0 required under the indenture governing our senior notes to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio.  See Note 7 “Short-term Borrowing Arrangements” and Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

          Seasonal liquidity beyond cash flow from operations is provided by our revolving credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable.  For the years ended March 31, 2011 and 2010, our average short-term borrowings, aggregated peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

(dollars in millions)	2011	2010
Average short-term borrowings	$ 373.4	$ 339.7
Aggregated peak short-term borrowings outstanding	$ 619.3	$ 570.5
Weighted-average interest rate on short-term borrowings	3.47%	7.47%

          Aggregated peak borrowings for 2011 and 2010 were during the second quarter as we reach our seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables.  Peak borrowings for 2011 and 2010 were repaid with cash provided by operating activities.

          As of March 31, 2011, we are in our working capital build. In South America we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well.  North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital

Our working capital increased from $795.2 million at March 31, 2010 to $846.9 million at March 31, 2011.  Our current ratio was 2.8 to 1 at March 31, 2011 compared to 2.4 to 1 at March 31, 2010.  The increase in working capital is primarily related to decreases in advances from customers due to less customer funding of the current crop and increases in trade receivables due to the timing of sales.  Partially offsetting these increases in working capital are decreases in inventories and cash and cash equivalents.  Decreases in accounts payable were primarily offset by decreases in prepaid expense and tax asset balances.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Working Capital (continued)

          The following table is a summary of items from the Consolidated Balance Sheet and Consolidated Statements of Cash Flows.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2011	$	%	2010	$	%	2009
Cash and cash equivalents	$ 43.5	$ (86.2)	(66.5)	$ 129.7	$ 42.0	47.9	$ 87.7
Net trade receivables	279.9	72.5	35.0	207.4	31.7	18.0	175.7
Inventories and advances to tobacco suppliers	874.9	(20.0)	(2.2)	894.9	82.5	10.2	812.4
Total current assets	1,317.3	(65.6)	(4.7)	1,382.9	163.3	13.4	1,219.6
Notes payable to banks	231.4	42.4	22.4	189.0	(72.5)	(27.7)	261.5
Accounts payable	86.1	(60.3)	(41.2)	146.4	26.2	21.8	120.2
Advances from customers	17.6	(84.7)	(82.8)	102.3	57.9	130.4	44.4
Total current liabilities	470.4	(117.3)	(20.0)	587.7	(23.7)	(3.9)	611.4
Current ratio	2.8 to 1			2.4 to 1			2.0 to 1
Working capital	846.9	51.7	6.5	795.2	187.0	30.7	608.2
Total long term debt	884.4	95.5	12.1	788.9	136.3	20.9	652.6
Stockholders’ equity attributable to Alliance One International, Inc.	312.8	(77.6)	(19.9)	390.4	63.7	19.5	326.7

Net cash provided (used) by:
Operating activities	(183.0)	(294.3)		111.3	77.7		33.6
Investing activities	(15.9)	(6.6)		(9.3)	22.9		(32.2)
Financing activities	113.0	172.3		(59.3)	(43.8)		(15.5)

Operating Cash Flows

Net cash provided by operating activities decreased $294.3 million in 2011 compared to 2010 which increased $77.7 million compared to 2009.  The decrease in 2011 compared to 2010 is primarily due to the negative impact of JTI’s vertical integration initiatives on earnings, less customer funding for the current crop and the related increase in cash used for receivables.  Partially offsetting these decreases are reduced levels of inventories and advances to tobacco suppliers compared to the prior year.  The increase in 2010 compared to 2009 is primarily due to higher levels of pre-financing by customers.  Partially offsetting these increases are reduced earnings and the reversal of non-cash exchange gains.

Investing Cash Flows

Net cash used by investing activities increased $6.6 million in 2011 compared to 2010 which decreased $22.9 million compared to 2009.  The increase in cash used in 2011 compared to 2010 is a result of increased capital expenditures of $53.7 million primarily related to the construction of our new processing facility in Brazil.  Partially offsetting the increase in cash used are increased proceeds from the sale of assets of $44.1 million primarily related to the assets sold to PMI in Brazil this year.  Reductions in the purchase of foreign currency derivatives and less costs incurred for internally developed software were offset by less proceeds from notes receivable.  The decrease in cash used in 2010 compared to 2009 is primarily a reduction in the purchase of foreign currency derivatives compared to 2009.  Also decreasing cash used in 2010 was less costs incurred for internally developed software as we began our global implementation of SAP in 2009.

Financing Cash Flows

Net cash provided by financing activities was $113.0 million in 2011 compared to net cash used of $59.3 million in 2010 and $15.5 million in 2009.  The increase in cash provided in 2011 compared to cash used in 2010 is primarily related to the impact of our debt refinancing on 2010 cash flows that did not recur in 2011.  Partially offsetting these increases in cash provided are the purchase of $58.6 million of our 8.5% senior notes and 10% senior notes in 2011 as well as the purchase 2.4 million shares of our common stock this year.  The increase in cash used in 2010 compared to 2009 is primarily increased repayments of our short term borrowings and increased debt issuance, debt retirement and other debt related costs primarily associated with our debt refinancing this year.  Partially offsetting these decreases are not having short term demand notes in 2010 and more net proceeds from long term borrowings also due to our debt refinancing in 2010.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

         The following table summarizes our debt financing as of March 31, 2011:

			March 31, 2011
	Outstanding		Lines and
	March 31,	March 31,	Letters	Interest		Long Term Debt Repayment Schedule
	2010	2011	Available	Rate		2012	2013	2014	2015	2016	Later
Senior secured credit facility:
Revolver (1)	$ -	$ 148.0	$ 142.0	3.1%	(2)	$ -	$ 148.0	$ -	$ -	$ -	$ -

Senior notes:
10% senior notes due 2016 (4)	642.2	611.8	-	10.00%		-	-	-	-	-	611.8

8 ½% senior notes due 2012	29.6	6.0	-	8.50%		-	6.0	-	-	-	-
Other	-	-	-			-	-	-	-	-	-
	671.8	617.8	-			-	6.0	-	-	-	611.8
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	-	5.50%		-	-	-	115.0	-	-

Other long-term debt	2.5	4.4	0.2	8.00%	(2)	0.8	0.9	1.3	1.0	0.1	0.3

Notes payable to banks (3)	189.0	231.4	553.2	3.50%	(2)	-	-	-	-	-	-

Total debt	$ 978.3	$ 1,116.6	695.4			$ 0.8	$ 154.9	$ 1.3	$ 116.0	$ 0.1	$ 612.1
Short-term	$ 189.0	$ 231.4
Long-term:
Long-term debt current	$ 0.4	$ 0.8
Long-term debt	788.9	884.4
	$ 789.3	$ 885.2
Letters of credit	$ 5.3	$ 4.9	9.1

Total credit available			$ 704.5

(1)  As of March 31, 2011, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the twelve months ended March 31, 2011.

(3) Primarily foreign seasonal lines of credit.

(4) Repayment of $611.8 is net of original issue discount of $23.2. Total repayment will be $635.0.

Senior Secured Credit Facility

On July 2, 2009, the Company replaced its previous credit agreement by entering into a Credit Agreement (the “Credit Agreement”), with a syndicate of banks that provided for a senior secured credit facility (the “Credit Facility”) of a three and one-quarter year $270.0 million revolver (the “Revolver”) which initially accrued interest at a rate of LIBOR plus 2.50%.  The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement, plus an applicable percentage.  As of April 7, 2010, the Company increased the Revolver to $290.0 million.

First Amendment.  On August 24, 2009, the Company closed the First Amendment to the Credit Agreement which included allowing the issuance of up to an additional $100.0 million of Senior Notes due 2016 within 90 days of the First Amendment Effective Date, amending the definition of Consolidated Total Senior Debt to exclude the Existing Senior Notes 2005, amending the definition of applicable percentage to clarify the effective date of the change in the applicable percentage and modifications to several schedules within the Credit Agreement.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Senior Secured Credit Facility (continued)

Second Amendment.  On June 9, 2010, the Company closed the Second Amendment to the Credit Agreement, which included adding back the Foreign Corrupt Practices Act estimate of $19.45 million to Consolidated Net Income for the period ended March 31, 2010 and increasing the Maximum Consolidated Leverage Ratio to 5.25 to 1.00 for the period ending September 30, 2010 and to 5.00 to 1.00 for the period ending March 31, 2011.  The Second Amendment also allowed a subsidiary of the Company to incur indebtedness of up to $25.0 million after ceasing to be a wholly owned subsidiary, a guarantee by the Company of that indebtedness, the issuance of up to 30% equity interests in the subsidiary to officers, employees, directors, advisory boards and/or its third parties investors and allow certain restricted payments by the subsidiary.

Third Amendment.  On June 6, 2011, the Company closed the Third Amendment to the Credit Agreement.  See Note 21 “Subsequent Event” to the “Notes to Consolidated Financial Statements” for further information.

Financial Covenants.  Certain financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.  After giving effect to the Third Amendment to the Credit Agreement, the requirements of those covenants and financial ratios are as follows:

•

a minimum consolidated interest coverage ratio of not less than 1.90 to 1.00 (1.65 for the quarters ending June and September 30, 2011 and 1.80 for the quarter ending December 31, 2011);

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter as set forth in a schedule, which ratio is 5.85 for the quarter ended March 31, 2011, peaks to 7.50 for the quarter ending September 30, 2011 and reduces to 4.75 by the quarter ending December 31, 2012 and thereafter;

•

a maximum consolidated total senior debt to working capital amount ratio of not more than 0.80 to 1.00; and

•

maximum annual capital expenditures of $55.0 million during fiscal year ending March 31, 2012 and $40.0 million during any fiscal year thereafter, in each case with a one-year carry-forward for capital expenditures in any fiscal year below the maximum amount.

          The Company continuously monitors its compliance with the covenants.  At March 31, 2011, the Company was in compliance with the covenants (as revised by the Third Amendment for the fourth quarter).  The Company records all fees and third-party costs associated with the Credit Agreement, including amendments thereto, in accordance with accounting guidance for changes in line of credit or revolving debt arrangements.

Senior Notes

On July 2, 2009, the Company issued $570.0 million of 10% Senior Notes due 2016 (the “Senior Notes”) at a price of 95.177% of the face value. On August 26, 2009, the Company issued an additional $100.0 million tranche of 10% Senior Notes due 2016 at a price of 97.500% of the face value.  These additional notes form part of the same series as the Senior Notes issued on July 2, 2009. The Senior Notes are required to be guaranteed by any “material domestic subsidiaries” of the Company as defined in the indenture governing the Senior Notes.  The Company does not have a “material domestic subsidiary” at March 31, 2011.

           During fiscal 2011, the Company purchased $35.0 million of these notes on the open market.  All purchased securities were cancelled leaving $635.0 million of the 10% senior notes outstanding at March 31, 2011.  Associated cash premiums and other costs paid were $1.6 million.  Deferred financing costs and amortization of original issue discount of $2.0 million were accelerated.

Convertible Senior Subordinated Notes

On July 2, 2009, the Company issued $100.0 million of 5 ½% Convertible Senior Subordinated Notes due 2014 (the “Convertible Notes”).  The initial purchasers of the Convertible Notes were granted an option to purchase up to an additional $15.0 million of Convertible Notes solely to cover over-allotments which was exercised on July 15, 2009.  Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion into shares of the Company’s common stock at the then-applicable conversion rate until the close of business on the second scheduled trading day immediately preceding the maturity date.  The initial conversion rate for the Convertible Notes is 198.8862 shares of common stock per $1,000 principal amount of Convertible Notes.  The conversion rate is subject to adjustments based on certain events as described in the indenture governing the Convertible Notes. In addition, holders of these notes have certain rights and entitlements upon the occurrence of certain fundamental changes (as defined in the indenture governing the Convertible Notes).

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Other Senior Notes and Senior Subordinated Notes

The Company applied a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes to fund the purchase of $120.4 million of its previously existing 8 ½% Senior Notes due 2012 and the purchase, defeasance and redemption of all of its previously existing 11% Senior Notes due 2012, 12 ¾% Senior Subordinated Notes due 2012, 9 ⅝% Senior Notes due 2011, 7 ¾% Senior Notes due 2013 and 8% Senior Notes due 2012, Series B pursuant to an early settlement of a cash tender offer.

          As a result of the repurchase, defeasance and redemption of these existing notes, the Company accelerated approximately $5.6 million of deferred financing costs and $5.6 million of amortization of original issue discount during the year ended March 31, 2010.

         During fiscal 2011, the Company purchased $23.6 million of the remaining 8 ½% Senior Notes due 2012 on the open market.  All purchased securities were cancelled leaving $6.0 million of the 8 ½% senior notes outstanding at March 31, 2011.  Associated cash premiums and other costs paid were $.7 million.  Deferred financing costs and amortization of original issue discount of $.3 million were accelerated.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with three counterparties (“hedge counterparties”) to cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes and expire on the last day that any Convertible Notes remain outstanding.  The Company also entered separately into privately negotiated warrant transactions relating to the same number of shares of the Company’s common stock with the hedge counterparties.  The convertible note hedge transactions are expected to reduce the potential dilution with respect to the common stock of the Company upon conversion of the Convertible Notes in the event that the value per share of common stock, as measured under the convertible note hedge transactions, during the applicable valuation period, is greater than the strike price of the convertible note hedge transactions, which corresponds to the $5.0280 per share initial conversion price of the Convertible Notes and is similarly subject to customary anti-dilution adjustments.  If, however, the price per share of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrant transactions during the applicable valuation period, there would be dilution from the issuance of common stock pursuant to the warrants.  The warrants have a strike price of $7.3325 per share, which is subject to customary anti-dilution adjustments and the maximum number of shares that could be issued under the warrant transactions is 45,743,836.  The warrants expire in daily installments commencing on October 15, 2014 and ending on April 8, 2015.  Both the convertible note hedge transactions and the warrant transactions require physical net-share settlement and are accounted for as equity instruments.

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2011, we had approximately $231.4 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $798.6 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $14.0 million available in unused letter of credit capacity with $4.9 million issued but unfunded.

Dividends

Our senior credit agreement restricts our ability to pay dividends or make other distributions or restricted payments based upon our consolidated net income and consolidated net loss since April 1, 2008 and the amount of specified restricted investments we have made since that date.  In addition, we must be in compliance with all terms of the senior credit agreement, including the financial covenants, in order to pay dividends, repurchase common stock or make other distributions or restricted payments.  In addition, the indenture governing our senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if we fail to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0.  At March 31, 2011, we did not satisfy this fixed charge coverage ratio.  We may from time to time not satisfy this ratio.

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements

We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2011.

		Payments / Expirations by Period
(in millions)	Total	2012	Years 2013-2014	Years 2015-2016	After 2016
Long-Term Debt Obligations*	$ 1,273.8	$ 79.8	$ 307.0	$ 254.7	$ 632.3
Capital Lease Obligations*	0.2	0.1	0.1	-	-
Operating Lease Obligations	36.2	9.8	10.1	7.0	9.3
Capital Expenditure Commitments	5.6	5.6	-	-	-
Tobacco Purchase Obligations	661.8	603.1	58.7	-	-
Beneficial Interest in Receivables Sold	15.8	15.8	-	-	-
Amounts Guaranteed for Tobacco Suppliers	174.1	107.0	58.6	8.5	-
Total Contractual Obligations and Other Commercial Commitments	$ 2,167.5	$ 821.2	$ 434.5	$ 270.2	$ 641.6
*

Long-Term Debt Obligations and Capital Lease Obligations include projected interest for both fixed and variable rate debt.  We assume that there will be no drawings on the senior secured revolving credit facility in these calculations.  The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2011.  These calculations also assume that there is no refinancing of debt during any period.  These calculations are on Long-Term Debt Obligations and Capital Lease Obligations only.

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

Beneficial Interest in Receivables Sold

We sell accounts receivable in a revolving trade accounts receivable securitization.  Under the agreement, we receive 90% of the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer.  Our 10% beneficial interest is subordinate to the purchaser of the receivables.  See Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

Amounts Guaranteed for Tobacco Suppliers

In Brazil, Argentina and Malawi, we provide guarantees to ensure financing is available to our tobacco suppliers.  In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers.  See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” to the “Notes to Consolidated Financial Statements” for further information.

Planned Capital Expenditures

We have projected a total of $34.7 million in capital investments for our 2012 fiscal year of which $5.6 million is under contract at March 31, 2011.  We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

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

          We consider unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely.  No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with ASC 740.  We regularly review the status of the accumulated earnings of each of our foreign subsidiaries and reassess this determination as part of our overall financing plans.  Following this assessment, we provide deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested.   We did not record any deferred income taxes for 2011.  See Note 12 “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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

          Critical accounting estimates are defined as those that are reflective of significant judgments and uncertainties and potentially yield materially different results under different assumptions or conditions.  Given current facts and circumstances, we believe that our estimates and assumptions are reasonable, adhere to GAAP and are consistently applied.  Our selection and disclosure of our critical accounting policies and estimates has been reviewed with our Audit Committee.  Following is a review of the more significant assumptions and estimates and the accounting policies and methods used in the preparation of our consolidated financial statements.  For all of these estimates, we caution that future events rarely develop exactly as forecast, and the best estimates routinely require adjustment.  See Note 1 “Significant Accounting Policies” to the “Notes to Consolidated Financial Statements” which discusses the significant accounting policies that we have adopted.

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

          See Note 1 “Significant Accounting Policies - Inventories” and Note 2 “Inventories” to the “Notes to Consolidated Financial Statements” for further information.

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

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Income Taxes (continued)

          Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. We evaluate the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely heavily on estimates.  To provide insight, we use our historical experience and our short and long-range business forecasts.  We believe it is more likely than not that a portion of the deferred income tax assets may expire unused and have established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, we believe it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if our estimates of taxable income are significantly reduced.  See Note 12 “Income Taxes” and Note 16 “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for further information.

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

          Amounts not expected to be recovered through current or future crops are then evaluated to determine whether the yield is considered to be normal or abnormal.  If the yield adjustment is normal, then we capitalize the applicable variance in the current crop of inventory. If the yield adjustment is considered abnormal, then we immediately charge the applicable variance to cost of goods and services sold in the income statement. A normal yield adjustment is based on the range of unrecoverability for the previous three years by country.   Our normal yield in the South America region is 5% to 7%.

          We account for our advances to tobacco suppliers using a cost accumulation model, which results in reporting our advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest.  The mark-up and interest on our advances are recognized upon delivery of tobacco as a decrease in our cost of the current crop.

          The following table illustrates the amounts of favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) that will be capitalized into inventory when the crop has been purchased as of March 31, 2011, 2010 and 2009.   The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of sales.  See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information on the various components noted below.  Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle.

(in millions)	2011	2010	2009
Favorable variances (including mark-up)	$ 25.0	$ 50.6	$ 49.2
Unfavorable variances (including unrecoverable advances)	(15.2)	(25.1)	(23.1)
Net favorable / (unfavorable) variance in crop cost in inventory	$ 9.8	$ 25.5	$ 26.1

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Advances to Tobacco Suppliers (continued)

South America Region

The price, and the resulting mark-up, of the inputs we advance is determined at the beginning of each season and depends on various market considerations. We purchase and advance the inputs in the currency of the local market. The amount of inputs advanced for the 2010 crop were less than the inputs advanced for the 2009 crop. Additionally, the local currency depreciated against the U.S. dollar. However, these reductions were offset by an increase in the input prices we are advancing to our suppliers and lower input acquisition costs. These factors resulted in a relatively consistent favorable year-over-year variance from 2009 to 2010. We believe the favorable variances relating to the 2009 and 2010 crops are representative of average favorable variance levels.  In 2011, we assigned approximately 20% of our tobacco suppliers to the Brazilian affiliate of Philip Morris International, Inc. (“PMI”).  Therefore, the 2011 variances are not comparable with 2010 or 2009.  The amount of inputs advanced for the 2011 crop were less than the inputs advanced for the 2010 crop. While the local currency appreciated against the U.S. dollar, higher input acquisition costs resulted in a lower favorable variance percentage than 2010, but a comparable percentage to 2009. We believe the favorable variances relating to the 2011 crop are representative of average favorable variance percentages.

          We base our estimate of the unrecoverable advances on numerous factors, including, but not limited to our expectations of the quantity and quality of tobacco our suppliers will deliver to us.  The estimated unfavorable variances relating to the 2009 and 2010 crops are comparable with the 2010 crop impacted by heavier than average rains in certain areas of South America but within average unfavorable variance levels.  Again, the 2011 variances are not comparable with 2010 or 2009 due to the transaction with PMI.  The 2011 unfavorable variance percentage also improved over 2010 and 2009 primarily as a result of a tighter credit controls in evaluating tobacco suppliers.

Other Regions

Within the Other Regions, Africa and Guatemala are the primary areas where we advance some inputs to suppliers for the coming crop.  Advances to tobacco suppliers in most other areas are primarily cash advances to third party commercial suppliers.  The Company did not incur substantial net variances within the Other Regions operating segments for 2011, 2010 and 2009 that were absorbed into inventory.

Asset Impairment

Long-lived assets, including recoverable intrastate trade tax credits, are reviewed for impairment whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. Determining whether an impairment has occurred typically requires various estimates and assumptions, including determining which undiscounted cash flows are directly related to the potentially impaired asset, the useful life over which cash flows will occur, their amount, and the asset’s residual value, if any. In turn, measurement of an impairment loss requires a determination of fair value, which is based on the best information available. We derive the required undiscounted cash flow estimates from our historical experience and our internal business plans. To determine fair value, we use our internal cash flow estimates discounted at an appropriate interest rate, quoted market prices when available and independent appraisals, as appropriate. Accordingly, the fair value of an asset could be different using different estimates and assumptions in these valuation techniques which would increase or decrease the impairment charge.

Other Intangible Assets

We have no other intangible assets with indefinite useful lives. We test other identified intangible assets with defined useful lives and subject to amortization whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We perform this test by initially comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the carrying amount of an intangible asset exceeds its estimated future undiscounted cash flows, then an impairment loss would be indicated.  The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows.  We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives.  See Note 5 “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions.  Changes in assumptions are made if there are significant deviations or if future expectations change significantly.  Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $2.7 million in the fiscal year ended March 31, 2012 as compared to March 31, 2011.  We continually evaluate ways to better manage benefits and control costs.  The cash contribution to our employee benefit plans in 2011 was $12.5 million and is expected to be $13.3 million in 2012.

          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods.  Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.

          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$ (17,688)	$ (475)
1% decrease in discount rate	$ 19,851	$ 637

1% increase in salary increase assumption	$ 1,477	$ 434
1% decrease in salary increase assumption	$ (1,347)	$ (386)

1% increase in cash balance crediting rate	$ 1,533	$ 261
1% decrease in cash balance crediting rate	$ (1,369)	$ (159)

1% increase in rate of return on assets	$ -	$ (774)
1% decrease in rate of return on assets	$ -	$ 774

          Changes in assumptions for other post retirement benefits are no longer applicable as the benefit is capped and no longer subject to inflation.  See Note 13 “Employee Benefits” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

                  CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued new accounting guidance on accounting for multiple-deliverable revenue arrangements. The objective of this accounting guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This accounting guidance will be effective for the Company on April 1, 2011. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.  However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar.  We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown.  Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs.  Fluctuations in the value of foreign currencies can significantly affect our operating results.  In our cost of goods and services sold, we have recognized exchange gains (losses) of $(0.01) million, $(8.1) million and $9.9 million for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.  We recognized exchange gains (losses) of $8.4 million, $20.3 million and $(9.9) million related to tax balances in our tax expense for the fiscal years ended March 31, 2011, 2010 and 2009, respectively.  In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income.  We recognized gains (losses) of $2.3 million, $(1.8) million and $7.0 million in 2011, 2010, and 2009, respectively, as a result of fluctuations in these currencies.

          Our consolidated selling, administrative and general (SG&A) expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations.  These foreign denominated expenses accounted for approximately 26.9% or $42.3 million of our total SG&A expenses for the twelve months ended March 31, 2011.  A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.2 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio.  A 1% change in variable interest rates would increase or decrease our reported interest cost by approximately $4.5 million.  A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS) Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2011	2010	2009
Sales and other operating revenues	$ 2,094,062	$ 2,308,299	$ 2,258,219
Cost of goods and services sold	1,817,243	1,911,849	1,897,380
Gross profit	276,819	396,450	360,839
Selling, administrative and general expenses	157,920	155,376	156,000
Other income (expense)	37,442	(17,260)	214
Restructuring charges	23,467	-	591
Operating income	132,874	223,814	204,462
Debt retirement expense	4,584	40,353	954
Interest expense	102,696	113,819	97,984
Interest income	7,255	4,550	3,808
Income before income taxes and other items	32,849	74,192	109,332
Income tax expense (benefit)	107,460	(3,791)	(22,020)
Equity in net income of investee companies	2,463	1,963	1,478
Income (loss) from continuing operations	(72,148)	79,946	132,830
Income from discontinued operations, net of tax	-	-	407
Net income (loss)	(72,148)	79,946	133,237
Less: Net income (loss) attributable to noncontrolling interests	(597)	779	679
Net income (loss) attributable to Alliance One International, Inc.	$ (71,551)	$ 79,167	$ 132,558
Comprehensive income:
Net income (loss)	$ (72,148)	$ 79,946	$ 133,237
Currency translation adjustment	2,297	(1,837)	(7,207)
Pension adjustment, net of tax expense (benefit) of $26 in 2011, $(5,107) in 2010 and $(3,378) in 2009	(2,789)	(6,383)	(13,165)
Total comprehensive income (loss)	(72,640)	71,726	112,865
Comprehensive income (loss) attributable to noncontrolling interests	(615)	763	496
Total comprehensive income (loss) attributable to Alliance One International, Inc.	$ (72,025)	$ 70,963	$ 112,369

Amounts attributable to Alliance One International, Inc.
Income (loss) from continuing operations	$ (71,551)	$ 79,167	$ 132,151
Income from discontinued operations	-	-	407
Net income (loss) attributable to Alliance One International, Inc.	$ (71,551)	$ 79,167	$ 132,558

Basic Earnings (Loss) Per Share
Income (loss) from continuing operations	$ (0.81)	$ 0.89	$ 1.50
Income from discontinued operations	-	-	-
Net income (loss)	$ (0.81)	$ 0.89	$ 1.50

Diluted Earnings (Loss) Per Share
Income (loss) from continuing operations	$ (0.81)	$ 0.78	$ 1.49
Income from discontinued operations	-	-	-
Net income (loss)	$ (0.81)	$ 0.78	$ 1.49

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS Alliance One International, Inc. and Subsidiaries

	March 31,	March 31,
(in thousands)	2011	2010
ASSETS
Current assets
Cash and cash equivalents	$ 43,506	$ 129,738
Trade and other receivables, net	279,904	207,387
Accounts receivable, related parties	61,981	30,061
Inventories	800,365	824,147
Advances to tobacco suppliers	74,556	70,749
Recoverable income taxes	7,191	11,447
Current deferred taxes	3,955	37,209
Prepaid expenses	42,319	67,288
Assets held for sale	413	819
Current derivative asset	2,543	2,528
Other current assets	542	1,579
Total current assets	1,317,275	1,382,952
Other assets
Investments in unconsolidated affiliates	25,665	23,202
Goodwill and other intangible assets	41,205	44,991
Deferred income taxes	82,707	148,971
Other deferred charges	21,019	27,789
Other noncurrent assets	83,371	90,070
	253,967	335,023

Property, plant and equipment, net	237,088	193,224
	$ 1,808,330	$ 1,911,199

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$ 231,407	$ 188,981
Accounts payable	86,103	146,395
Due to related parties	38,937	20,275
Advances from customers	17,576	102,286
Accrued expenses and other current liabilities	78,459	113,048
Income taxes	17,149	16,281
Long-term debt current	784	457
Total current liabilities	470,415	587,723

Long-term debt	884,371	788,880
Deferred income taxes	3,816	4,399
Liability for unrecognized tax benefits	14,733	20,168
Pension, postretirement and other long-term liabilities	118,983	115,107
	1,021,903	928,554

Commitments and contingencies	-	-

Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 94,938 issued and outstanding (96,966 at March 31, 2010)	455,409	460,971
Retained deficit	(120,793)	(49,242)
Accumulated other comprehensive loss	(21,803)	(21,329)
Total stockholders’ equity of Alliance One International, Inc.	312,813	390,400
Noncontrolling interests	3,199	4,522
Total equity	316,012	394,922
	$ 1,808,330	$ 1,911,199

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity

Balance, March 31, 2008	$ 462,798	$ (258,395)	$ 5,154	$ 1,910	$ 3,623	$ 215,090
Net income	-	132,558	-	-	679	133,237
Restricted stock surrendered	(284)	-	-	-	-	(284)
Employee stock option related	40	-	-	-	-	40
Stock-based compensation	5,641	-	-	-	-	5,641
Noncontrolling interest dividend paid and other adjustments	-	-	-	-	(157)	(157)
Conversion of foreign currency financial statements	-	-	(7,024)	-	(26)	(7,050)
Adjustment in pensions	-	-	-	(13,165)	-	(13,165)
Adoption of ASC 715-60	-	(2,572)	-	-	-	(2,572)

Balance, March 31, 2009	$ 468,195	$ (128,409)	$ (1,870)	$ (11,255)	$ 4,119	$ 330,780
Net income	-	79,167	-	-	779	79,946
Stock warrants issued	16,821	-	-	-	-	16,821
Call option related to convertible debentures, net of tax of $14,978	(24,440)	-	-	-	-	(24,440)
Restricted stock surrendered	(249)	-	-	-	-	(249)
Exercise of employee stock options	75	-	-	-	-	75
Stock-based compensation	569	-	-	-	-	569
Noncontrolling interest dividend paid	-	-	-	-	(360)	(360)
Conversion of foreign currency financial statements	-	-	(1,821)	-	(16)	(1,837)
Adjustment in pensions	-	-	-	(6,383)	-	(6,383)

Balance, March 31, 2010	$ 460,971	$ (49,242)	$ (3,691)	$ (17,638)	$ 4,522	$ 394,922
Net (loss)	-	(71,551)	-	-	(597)	(72,148)
Restricted stock surrendered	(582)	-	-	-	-	(582)
Exercise of employee stock options	130	-	-	-	-	130
Stock-based compensation	3,888	-	-	-	-	3,888
Shares purchased	(9,042)	-	-	-	-	(9,042)
Purchase of additional investment in subsidiary	44	-	-	-	(424)	(380)
Noncontrolling interest dividend paid	-	-	-	-	(284)	(284)
Conversion of foreign currency financial statements	-	-	2,315	-	(18)	2,297
Adjustment in pensions	-	-	-	(2,789)	-	(2,789)

Balance, March 31, 2011	$ 455,409	$ (120,793)	$ (1,376)	$ (20,427)	$ 3,199	$ 316,012

See notes to consolidated financial statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2011	2010	2009
Operating activities
Net Income (Loss)	$ (72,148)	$ 79,946	$ 133,237
Adjustments to reconcile net income to net cash provided
by operating activities of continuing operations:
Net income from discontinued operations, net of tax	-	-	(407)
Depreciation and amortization	28,216	29,113	29,277
Debt amortization/interest	12,959	13,104	4,979
Debt retirement cost	4,584	40,353	954
Restructuring charges (recovery)	10,323	-	(87)
(Gain) loss on foreign currency transactions	(8,387)	(12,288)	21
Gain on disposition of fixed assets	(4,355)	(5,981)	(3,706)
Gain on other sales of assets	(37,765)	-	-
Bad debt expense	3,002	81	-
Stock based compensation	4,609	448	5,632
Changes in operating assets and liabilities, net:
Trade and other receivables	(100,711)	(28,974)	(38,575)
Inventories and advances to suppliers	60,123	(61,324)	10,383
Prepaid expenses	321	(3,352)	(693)
Deferred items	99,646	(14,947)	(76,019)
Recoverable income taxes	(535)	(6,711)	(3,069)
Payables and accrued expenses	(95,239)	30,828	(250)
Advances from customers	(84,832)	57,844	(47,511)
Current derivative asset	(16)	(1,699)	(10,839)
Current derivative liability	-	641	25,670
Income taxes	(1,416)	(7,773)	7,012
Other operating assets and liabilities	(1,620)	1,142	(575)
Other, net	224	868	(2,366)
Net cash provided (used) by operating activities of continuing operations	(183,017)	111,319	33,068
Net cash provided by operating activities of discontinued operations	-	-	562
Net cash provided (used) by operating activities	(183,017)	111,319	33,630

Investing activities
Purchases of property, plant and equipment	(69,525)	(15,785)	(15,942)
Intangibles, including internally developed software costs	(648)	(6,646)	(11,051)
Proceeds from sale of property, plant and equipment	6,649	8,575	8,224
Proceeds on other sales of assets	46,074	-	-
Foreign currency derivatives	-	(5,026)	(14,397)
Return of capital on investments in unconsolidated affiliates	-	-	5,756
Proceeds from notes receivable	1,331	11,437	5,977
Investment in notes receivable	(188)	(1,839)	(12,609)
Surrender of life insurance policies	219	318	1,674
Other, net	187	(365)	154
Net cash used by investing activities	(15,901)	(9,331)	(32,214)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS (continued)
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2011	2010	2009
Financing activities
Net proceeds (repayments) of short-term borrowings	$ 37,214	$ (72,512)	$ (36,833)
Proceeds from short-term demand notes	-	-	9,014
Repayment of short-term demand notes	-	-	(64,079)
Proceeds from long-term borrowings	347,300	1,040,509	171,719
Repayment of long-term borrowings	(256,093)	(944,709)	(89,379)
Debt issuance cost	(3,722)	(36,273)	(6,184)
Debt retirement cost	(2,262)	(23,459)	(73)
Repurchase of common stock	(9,042)	-	-
Proceeds from issuance of warrants	-	16,821	-
Purchase of call options	-	(39,418)	-
Other, net	(445)	(285)	350
Net cash provided (used) by financing activities	112,950	(59,326)	(15,465)

Effect of exchange rate changes on cash	(264)	(589)	(10,500)

Increase (decrease) in cash and cash equivalents	(86,232)	42,073	(24,549)
Cash and cash equivalents at beginning of year	129,738	87,665	112,214
Cash and cash equivalents at end of year	$ 43,506	$ 129,738	$ 87,665

Other information:
Cash paid during the year:
Interest	$ 91,108	$ 118,638	$ 90,913
Income taxes	12,921	42,193	7,470

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 1 – Significant Accounting Policies

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

          The Company is accounting for its investment in the Zimbabwe operations on the cost method and has been reporting it in Investments in Unconsolidated Affiliates in the consolidated balance sheet since March 31, 2006.  During fiscal year 2007, the Company wrote its investment in the Zimbabwe operations down to zero, however the Company continues to make advances and guarantees on behalf of this entity.  See Note 19 “Related Party Transactions” to the “Notes to Consolidated Financial Statements” for further information.

Investments in Unconsolidated Affiliates

The Company’s equity method investments and its cost method investments, including its Zimbabwe operations, are non-marketable securities. The Company reviews such investments for impairment whenever events or changes in circumstances indicate that the carrying amount of an investment may not be recovered. For example, the Company would test such an investment for impairment if the investee were to lose a significant customer, suffer a large reduction in sales margins, experience a major change in its business environment, or undergo any other significant change in its normal business. In assessing the recoverability of equity or cost method investments, the Company uses discounted cash flow models. If the fair value of an equity investee is determined to be lower than its carrying value, an impairment loss is recognized. The preparation of discounted future cash flow analysis requires significant management judgment with respect to future operating earnings growth rates and the selection of an appropriate discount rate. The use of different assumptions could increase or decrease estimated future operating cash flows, and the discounted value of those cash flows, and therefore could increase or decrease any impairment charge.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities.  They also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from these estimates, and changes in these estimates are recorded when known.  Estimates are used in accounting for, among other things, pension and postretirement health care benefits, inventory market values, allowances for doubtful accounts and advances, bank loan guarantees to suppliers, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and uncertain income tax positions, intrastate tax credits in Brazil and fair value determinations of financial assets and liabilities including derivatives, securitized beneficial interests and counterparty risk. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on the Company’s best judgment.

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

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $31,043, $32,906 and $28,969 for the years ended March 31, 2011, 2010 and 2009, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 1 – Significant Accounting Policies (continued)

Shipping and Handling

Shipping and handling costs are included in cost of goods and services sold in the statement of operations.

Other Income (Expense)

Other Income (Expense) consists primarily of gains on sales of property, plant and equipment and assets held for sale.  This caption also includes expenses related to the Company’s sale of receivables.  See Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.  During fiscal 2011, the Company recorded a gain of $37,765 on the assignment of approximately 9,000 tobacco suppliers in Southern Brazil and the sale of related assets to the Brazilian affiliate of Philip Morris International, Inc. (“PMI”).  The Company expects to continue to supply processed tobacco to PMI and to process tobacco for PMI’s Brazilian affiliate under a long-term processing agreement.  During fiscal 2010, an estimate of a probable loss in connection with a Foreign Corrupt Practices Act (“FCPA”) investigation was recorded.  The following table summarizes the significant components of Other Income (Expense).

	Years Ending March 31,
	2011	2010	2009
Malawi other property sales	$ 1,975	$ 1,677	$ -
Turkey storage and other property sales	-	2,567	-
Brazil factory and other property sales to PMI’s affiliate	37,765	-	-
Other sales of assets and expenses	97	896	3,762
FCPA loss	-	(19,450)	-
Losses on sale of receivables	(2,395)	(2,950)	(3,548)
	$ 37,442	$ (17,260)	$ 214

Cash and Cash Equivalents

Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days.  At March 31, 2011, cash and cash equivalents included $325 of customer funding that was restricted for social responsibility programs maintained by the Company.  At March 31, 2011 and 2010, respectively, $296 and $294 of cash held on deposit as a compensating balance for short-term borrowings was included in other current assets.

Trade and Other Receivables

Trade and other receivables consist of $264,174 of trade receivables and $15,730 of other receivables at March 31, 2011. The balances at March 31, 2010 were $198,753 and $8,634 for trade receivables and other receivables, respectively.

          Trade receivables are amounts owed to the Company from its customers. Trade receivables are recorded at invoiced amounts and primarily have net 30 day terms. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.

          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectibility and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $3,732 and $3,906 at March 31, 2011 and 2010, respectively.  The provision for doubtful accounts was $3,086, $447 and $882 for the years ending March 31, 2011, 2010 and 2009, respectively and is reported primarily in selling, administrative and general expenses in the consolidated statement of operations.

          Other receivables consist primarily of value added tax (VAT) receivables of $12,282 and $6,161 at March 31, 2011 and 2010, respectively.

Other Deferred Charges

Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 1 – Significant Accounting Policies (continued)

Sale of Accounts Receivable

The Company is engaged in a revolving trade accounts receivable securitization arrangement to sell receivables to a third party limited liability company.  The Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the beneficial interest in such receivables.  The losses on the sale of receivables are recognized in Other Income (Expense).  As of March 31, 2011 and 2010, respectively, accounts receivable sold and outstanding were $53,156 and $105,579.  See Note 17 “Sale of Receivables” and Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

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

          See Note 2 “Inventories” to the “Notes to Consolidated Financial Statements” for further information.

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

(in thousands)

Note 1 – Significant Accounting Policies (continued)

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

          The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop was $24,995 and $50,587 as of March 31, 2011 and 2010, respectively.  Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $15,221 and $25,135 at March 31, 2011 and 2010, respectively.  The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2011	March 31, 2010
Current	$ 74,556	$ 70,749
Noncurrent	12,706	36,824
	$ 87,262	$ 107,573

          Noncurrent advances to tobacco suppliers are recorded in other noncurrent assets in the consolidated balance sheet.

          Unrecovered amounts expensed directly to cost of goods and services sold in the income statement for abnormal yield adjustments or unrecovered amounts from prior crops were $1,350, $6,385 and $1,074 for the years ended March 31, 2011, 2010 and 2009, respectively. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as cost of goods and services sold as that crop is sold.

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

	March 31, 2011	March 31, 2010
Amounts guaranteed (not to exceed)	$ 119,114	$ 184,575
Amounts outstanding under guarantee	102,550	184,382
Fair value of guarantees	4,575	13,478

         Of the guarantees outstanding at March 31, 2011 approximately 84% expire within one year and the remainder within five years.  The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the consolidated balance sheets and included in crop costs.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 1 – Significant Accounting Policies (continued)

Guarantees (continued)

         In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2011 and 2010, respectively, the Company had balances of $27,750 and $55,926 that were due to local banks on behalf of suppliers. These amounts are included in accounts payable in the consolidated balance sheets.

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

          The Company has no other intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts and a customer relationship intangible asset as well as internally developed software that is capitalized into intangibles.  These intangible assets are stated at amortized cost and tested for impairment whenever factors indicate the carrying amount may not be recoverable.  Supply contracts are amortized based on the expected realization of the benefit over the term of the contracts ranging from three to five years.  Production contracts and the customer relationship intangible are both amortized on a straight-line basis ranging from five to ten years and twenty years, respectively.  The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience.  Internally developed software is amortized on a straight-line basis over five years once the software testing is complete.  Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible resulting in revaluation of the asset value to its fair value.  See Note 5 “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

Other Noncurrent Assets

For the year ended March 31, 2011, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $37,359, long-term advances to suppliers of $12,706 and long-term recoverable income taxes of $11,360.  For the year ended March 31, 2010, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $31,230 and long-term advances to suppliers of $36,824.

Property, Plant and Equipment

Property, plant and equipment at March 31, 2011 and 2010, are summarized as follows:

	2011	2010
Land	$ 25,295	$ 20,983
Buildings	184,888	156,886
Machinery and equipment	170,349	158,809
Total	380,532	336,678
Less accumulated depreciation	143,444	143,454
Total property, plant and equipment, net	$ 237,088	$ 193,224

          Property, plant and equipment is stated at cost less accumulated depreciation.  Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives.  Buildings, machinery and equipment and technological equipment are depreciated over ranges of 20 to 30 years, 5 to 10 years and 3 to 5 years, respectively.  The consolidated financial statements do not include fully depreciated assets.  Depreciation expense recorded in cost of goods and services sold for the years ended March 31, 2011, 2010 and 2009 was $20,699, $21,714 and $22,944, respectively.  Depreciation expense recorded in selling, administrative and general expense for the years ended March 31, 2011, 2010 and 2009 was $2,915, $2,933 and $3,094, respectively.  For fiscal 2011, total property and equipment purchases, including internally developed software intangibles, were $70,608 of which $3,141 was unpaid at March 31, 2011 and included in accounts payable. Included in fiscal 2011 purchases is $43,775 for a new tobacco processing facility in the State of Santa Catarina by the Company’s subsidiary in Brazil.  The plant has an annual production capacity of 70 million kilos and began processing with the 2011 crop.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 1 – Significant Accounting Policies (continued)

Property, Plant and Equipment (continued)

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

          A component of a business that is either disposed of or held for sale is reported as discontinued operations if there will be no significant involvement in such operations in the future.  The Company has made such decisions in prior years concerning tobacco operations in Mozambique and its wool operations.  These operations are reported as discontinued operations in the financial statements and have resulted in income of $407 in 2009.  The Company completed the liquidation of these operations as of March 31, 2009.  See Discontinued Operations below for further information.

Assets Held For Sale

The Company classifies assets as “Assets Held For Sale” when the company has committed to a plan to sell the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on its current condition and sales price.  Upon classifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued.  Assets classified as held for sale were $413 and $819 at March 31, 2011 and 2010, respectively.

Derivative Financial Instruments

The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  The Company does not currently deem underlying criteria to be perfectly matched and therefore does not believe the currency contracts qualify for hedge accounting as defined by generally accepted accounting principles.  As a result, the Company has recorded income (expense) of $5,679, $11,448 and $(3,702) in its cost of goods and services sold for the years ended March 31, 2011, 2010 and 2009, respectively.  The Company has also recorded income of $95, $3,640 and $879 in its selling, administrative and general expenses for the years ended March 31, 2011, 2010 and 2009, respectively.  See Note 6 “Derivative and Other Financial Instruments” to the "Notes to Consolidated Financial Statements" for further information.

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

          Deferred income tax assets represent amounts available to reduce income taxes payable on taxable income in future years. Such assets arise because of temporary differences between the financial reporting and tax bases of assets and liabilities, as well as from net operating loss and tax credit carryforwards. The Company evaluates the recoverability of these future tax deductions by assessing the adequacy of future expected taxable income from all sources, including reversal of taxable temporary differences, forecasted operating earnings and available tax planning strategies. These sources of income inherently rely on estimates. The Company uses historical experience and short and long-range business forecasts to provide insight.  The Company believes it is more likely than not that a portion of the deferred income tax assets may expire unused and has established a valuation allowance against them. Although realization is not assured for the remaining deferred income tax assets, the Company believes it is more likely than not the deferred tax assets will be fully recoverable within the applicable statutory expiration periods. However, deferred tax assets could be reduced in the near term if estimates of taxable income are significantly reduced or available tax planning strategies are no longer viable.  See Note 12 “Income Taxes” and Note 16 “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for further information.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 1 – Significant Accounting Policies (continued)

Stock-Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs at fair value over the vesting period of the awards.  The fair value of stock options is estimated at the date of grant using the Black-Scholes-Merton option valuation model which was developed for use in estimating the fair value of exchange traded options that have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility.  See Note 11 “Stock-Based Compensation” to the “Notes to Consolidated Financial Statements” for further information.

Supplemental Disclosures of Cash Flow Information

During fiscal 2009, non-cash investing activities included $17,184 related to the net settlement of foreign currency derivatives and a supply contract valued at $7,844 of which $5,914 was unpaid and included in accrued expenses at March 31, 2009.

New Accounting Standards

Recently Adopted Accounting Pronouncements

On April 1, 2010, the Company adopted new accounting guidance on accounting for transfers of financial assets. The objective of this accounting guidance is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets.  The Company adopted this new accounting guidance with no material impact to its financial condition and results of operations.  See Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further details.

         On April 1, 2010, the Company adopted new accounting guidance on accounting for variable interest entities. The objective of this accounting guidance is to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of financial statements.  The Company adopted this new accounting guidance with no material impact to its financial condition and results of operations.  See Note 3 “Variable Interest Entities” to the “Notes to Consolidated Financial Statements” for further details.

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued new accounting guidance on accounting for multiple-deliverable revenue arrangements. The objective of this accounting guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. This accounting guidance will be effective for the Company on April 1, 2011. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 1 – Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share

Computation of Earnings (Loss) Per Common Share
	Years Ended March 31,
(in thousands, except per share data)	2011	2010	2009
BASIC EARNINGS (LOSS)
Amounts attributable to Alliance One International, Inc.
Income (loss) from continuing operations	$ (71,551)	$ 79,167	$ 132,151
Income from discontinued operations, net of tax	-	-	407
Net income (loss) attributable to Alliance One International, Inc.	$ (71,551)	$ 79,167	$ 132,558

SHARES
Weighted Average Number of Shares Outstanding	87,799	88,627	88,359

BASIC EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ (0.81)	$ 0.89	$ 1.50
Income from discontinued operations, net of tax	-	-	-
Net income (loss)	$ (0.81)	$ 0.89	$ 1.50

DILUTED EARNINGS (LOSS)
Income (loss) from continuing operations	$ (71,551)	$ 79,167	$ 132,151
Plus interest expense on 5 ½% convertible notes, net of tax	-*	3,072	-
Income (loss) from continuing operations, net of tax as adjusted	(71,551)	82,239	132,151
Income from discontinued operations, net of tax	-	-	407
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$ (71,551)	$ 82,239	$ 132,558

SHARES
Weighted average number of common shares outstanding	87,799	88,627	88,359
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	-*	413	702
Assuming conversion of 5 ½% convertible notes	-*	17,001	-
Shares applicable to stock warrants	-**	-*	-
Average Number of Shares Outstanding	87,799	106,041	89,061

DILUTED EARNINGS (LOSS) PER SHARE
Income (loss) from continuing operations	$ (0.81)	$ 0.78	$ 1.49
Income from discontinued operations	-	-	-
Net income (loss) as adjusted	$ (0.81)	$ 0.78	$ 1.49

*

Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share.  All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

**	For the year ended March 31, 2011 and 2010, the warrants were not assumed exercised because the exercise price was more than the average price for the period.

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at March 31, 2011 and 2010.  This subsidiary waives its right to receive dividends and it does not have the right to vote.

          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 4,042 at a weighted average exercise price of $6.30 per share at March 31, 2011 and 1,622 at a weighted average exercise price of $7.02 per share at March 31, 2010.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 1 – Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share (continued)

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

          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012.  As of March 31, 2011, the Company has purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.

Concentration of Credit Risk

The Company may potentially be subject to a concentration of credit risks due to tobacco supplier advances and trade receivables relating to customers in the tobacco industry as well as cash which is deposited with high-credit-quality financial institutions.  See Note 14 “Segment Information” to the “Notes to Consolidated Financial Statements” for further information of particular concentrations.

Preferred Stock

The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series.  The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights.  At March 31, 2011, 10,000 shares of preferred stock were authorized and no shares had been issued.

Discontinued Operations

The Company continually evaluates its component operations to assure they are consistent with its business plan.  Results of operations of our business reported as discontinued operations were as follows:

Year Ended March 31, 2009	Mozambique	Wool	Total

Income from discontinued operations, net of tax:
Income from discontinued operations, before tax	$ 87	$ 320	$ 407
Income tax expense	-	-	-
Income from discontinued operations, net of tax	$ 87	$ 320	$ 407

As of March 31, 2009, the Company had completed the liquidation of its discontinued operations.

Note 2 – Inventories

	March 31, 2011	March 31, 2010
Processed tobacco	$ 525,759	$ 417,996
Unprocessed tobacco	230,831	354,155
Other	43,775	51,996
	$ 800,365	$ 824,147

See Note 1 “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.

          The Company recorded LCM adjustments of $15,443, $1,094 and $313 for the years ended March 31, 2011, 2010 and 2009, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 3 – Variable Interest Entities

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

          As the primary beneficiary of this VIE, the entity’s material assets and results of operations are included in the Company’s consolidated financial statements. The following table summarizes the material carrying amounts of the entity’s assets, all of which are restricted, included in the Company’s consolidated balance sheets at March 31, 2011 and 2010.

Assets of Consolidated VIE	March 31, 2011	March 31, 2010
Inventory	$ 5,195	$ 12,069
Advances to suppliers	1,770	3,746

          Amounts presented in the table above as restricted assets relating to the consolidated VIE are adjusted for intercompany eliminations.  Subsequent to year end, the Company terminated its relationship with this entity.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures.  In addition, the Company also guarantees one of its joint venture’s borrowings which also represent a variable interest in that joint venture.  The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2011 and 2010, the Company’s investment in these joint ventures was $24,753 and $22,290, respectively and is classified as Investments in Unconsolidated Affiliates in the consolidated balance sheets. The Company’s advances to these joint ventures were $36 and $8,936 at March, 31, 2011 and 2010, respectively, and are classified as Accounts Receivable, Related Parties in the consolidated balance sheets.  The Company guaranteed an amount to a joint venture not to exceed $16,982 and $17,121 at March 31, 2011 and 2010, respectively.  The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

Note 4 – Restructuring Charges

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives.  The first was to begin realigning the Company’s organization by transitioning the United Kingdom finance and logistics functions to the United States in October 2010 and closing the Netherlands office in November 2010.  In December 2010, new leadership was appointed to better position the Company for the future.  In addition, origin and corporate operations were reviewed and initiatives were implemented to increase operational efficiency and effectiveness.  As a result, total charges of $14,824 were incurred in connection with the reduction in the global workforce including an impact on the Company’s pension plans of $1,271.  Other restructuring charges of $8,643 were incurred primarily related to the relocation of factory equipment in Brazil.  The initiatives will continue over the coming quarters as the Company continues to define and execute the necessary changes to support core business functions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 4 – Restructuring Charges (continued)

The following table summarizes the restructuring actions as of March 31, 2011, 2010 and 2009:

	Years Ended March 31,
Restructuring Charges	2011	2010	2009
Employee separation and other cash charges:
Beginning balance	$ -	$ 103	$ 2,360
Period Charges:
Employee separation charges	13,474	-	605
Other cash charges (recoveries)	5,863	-	(24)
Total employee separation and other cash charges	19,337	-	581
Payments through March 31	(13,144)	(103)	(2,838)
Ending balance March 31	$ 6,193	$ -	$ 103
Other non-cash charges	4,130	-	10
Total restructuring charges	$ 23,467	$ -	$ 591

         The following table summarizes cash payments for employee separation and other cash charges for the years ended March 31, 2011, 2010 and 2009.

	Year Ending March 31,			Total
Cash Payments by Year	2011	2010	2009	Payments
Employee separation and other cash charges	$ 19,337	$ -	$ 581
Cash paid 2009	-	-	(548)	$ (548)
Cash paid 2010	-	-	(33)	$ (33)
Cash paid 2011	(13,144)	-	-	$ (13,144)
Balances at March 31, 2011	$ 6,193	$ -	$ -

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments as of March 31, 2011, 2010 and 2009:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2011	2010	2009

Beginning balance:	$ -	$ 103	$ 2,360
South America	-	-	134
Other regions	-	103	2,226
Period charges:	$ 19,337	$ -	$ 581
South America	7,589	-	47
Other regions	11,748	-	534
Payments through March 31:	$ (13,144)	$(103)	$(2,838)
South America	(6,516)	-	(181)
Other regions	(6,628)	(103)	(2,657)
Ending balance March 31:	$ 6,193	$ -	$ 103
South America	1,073	-	-
Other regions	5,120	-	103

         Non-cash charges related to the South America segment were $2,860 during the year ended March 31, 2011.  Non-cash charges related to the Other Regions segment were $1,270 and $10 during the years ended March 31, 2011 and 2009, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 5 – Goodwill and Other Intangibles

The Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred.  The Company evaluated its goodwill for impairment during fiscal 2011, 2010 and 2009 and determined that no impairment was required.

          The carrying value of other intangible assets as of March 31, 2011 represents customer relationship, production and supply contracts and internally developed software.  These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives.  The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives.  Amortization expense associated with these intangible assets was $5,094, $5,618 and $3,412 for the years ended March 31, 2011, 2010 and 2009, respectively and is recorded in selling, administrative and general expenses.

          The Company began implementing a new ERP system in fiscal 2008 and capitalized certain costs into intangible assets within the consolidated balance sheet in accordance with generally accepted accounting principles.  As of March 31, 2011, the Company had incurred $15,125 of capitalizable costs associated with the ERP implementation and $642 of capitalizable costs related to other internally developed software projects.  The ERP system was placed in service in the United States, Brazil and the United Kingdom during fiscal 2009, in Tanzania and Kenya during fiscal 2010 and in Malawi, Canada, Zambia, Argentina, the Netherlands, Russia and Guatemala during fiscal 2011.  Amortization of the final accumulated costs of each location is over a five year useful life.

          Goodwill and Intangible Asset Rollforward:

	Unamortizable Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining
useful life in years as of March 31, 2011	-	14	5	3
March 31, 2009 balance:
Gross carrying amount	$ 2,794	$ 33,700	$ 7,844	$ 13,776	$ 58,114
Accumulated amortization	-	(6,529)	(270)	(1,438)	(8,237)
Net March 31, 2009 balance	2,794	27,171	7,574	12,338	49,877
Additions	-	-	49	683	732
Amortization expense	-	(1,685)	(1,182)	(2,751)	(5,618)
Net March 31, 2010 balance	2,794	25,486	6,441	10,270	44,991
Additions	-	-	-	1,308	1,308
Amortization expense	-	(1,685)	(496)	(2,913)	(5,094)
Net March 31, 2011 balance	$ 2,794	$ 23,801	$ 5,945	$ 8,665	$ 41,205

          Estimated Intangible Asset Amortization Expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2012	$ 1,685	$ 1,173	$ 3,086	$ 5,944
2013	1,685	1,251	3,154	6,090
2014	1,685	1,251	1,715	4,651
2015	1,685	1,173	402	3,260
2016	1,685	1,097	240	3,022
Later	15,376	-	68	15,444
	$ 23,801	$ 5,945	$ 8,665	$ 38,411

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2011.
    These estimates will change as new costs are incurred and until the software is placed into service in all locations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 6 – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Estimates of fair value were determined in accordance with generally accepted accounting principles.  The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement.  See Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information of fair value methodology.  The following table summarizes the fair value of the Company’s derivatives by type at March 31, 2011 and 2010.

Fair Values of Derivative Instruments
Assets
Derivatives Not Designated as Hedging Instruments Under ASC 815:	Balance Sheet Account	Fair Value
Foreign currency contracts at March 31, 2011 (a)	Current Derivative Asset	$ 2,543
Foreign currency contracts at March 31, 2010 (a)	Current Derivative Asset	$ 2,528

(a) The cumulative adjustment for non-performance risk was a loss of $3 at March 31, 2011 and a loss of $4 at March 31, 2010.

Earnings Effects of Derivatives

Foreign Currency Contracts

The Company has entered into forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions.  These contracts are for green tobacco purchases and processing costs as well as selling, administrative and general costs as the Company deems necessary. These contracts do not meet the requirements for hedge accounting treatment under generally accepted accounting principles, and as such, changes in fair value are reported in income each period.

          The following table summarizes the earnings effects of derivatives in the statements of consolidated operations for the years ending March 31, 2011, 2010, and 2009.

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		2011	2010	2009
Foreign currency contracts	Cost of goods and services sold	$ 5,679	$ 11,448	$ (3,702)
Foreign currency contracts	Selling, administrative and general expenses	95	3,640	879
Total		$ 5,774	$ 15,088	$ (2,823)

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

Note 7 – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $798,599 and $619,294 at March 31, 2011 and 2010, respectively.  The weighted average variable interest rate for the twelve months ending March 31, 2011 was 3.5%.  At March 31, 2011 and 2010, amounts outstanding under the lines were $231,407 and $188,981, respectively.  Unused lines of credit at March 31, 2011 amounted to $553,211 ($416,131 at March 31, 2010), net of $13,981 of letters of credit lines.  Certain non-U.S. borrowings of approximately $2,818 and $1,349 have inventories of approximately $2,849 and $1,353 as collateral at March 31, 2011 and 2010, respectively.  At March 31, 2011 and 2010, respectively, $296 and $294 were held on deposit as a compensating balance.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 7 – Short-Term Borrowing Arrangements (continued)

        Subsequent to year end, the Company has entered into a $30,000 limited recourse receivable purchase program with one of its lenders.  Under the program, the lender takes the receivable payment risk of the customer subject to usual and customary covenants, while the Company fulfills contractual obligations.  Funding of the purchased receivable is 80% of the face value, and the Company retains an interest in the remaining 20%, which is paid at collection.

Note 8 – Long-Term Debt

Senior Secured Credit Facility

On July 2, 2009, the Company replaced its previous credit agreement by entering into a Credit Agreement (the “Credit Agreement”), with a syndicate of banks that provided for a senior secured credit facility (the “Credit Facility”) of a three and one-quarter year $270,000 revolver (the “Revolver”) which initially accrued interest at a rate of LIBOR plus 2.50%.  The interest rate for the Revolver may increase or decrease according to a consolidated interest coverage ratio pricing matrix as defined in the Credit Agreement, plus an applicable percentage.  As of April 7, 2010, the Company increased the Revolver to $290,000.

First Amendment.  On August 24, 2009, the Company closed the First Amendment to the Credit Agreement which included allowing the issuance of up to an additional $100,000 of Senior Notes due 2016 within 90 days of the First Amendment Effective Date, amending the definition of Consolidated Total Senior Debt to exclude the Existing Senior Notes 2005, amending the definition of Applicable Percentage to clarify the effective date of the change in the Applicable Percentage and modifications to several schedules within the Credit Agreement.

Second Amendment.  On June 9, 2010, the Company closed the Second Amendment to the Credit Agreement, which included adding back the Foreign Corrupt Practices Act estimate of $19,450 to Consolidated Net Income for the period ended March 31, 2010 and increasing the Maximum Consolidated Leverage Ratio to 5.25 to 1.00 for the period ending September 30, 2010 and to 5.00 to 1.00 for the period ending March 31, 2011.  The Second Amendment also allowed a subsidiary of the Company to incur indebtedness of up to $25,000 after ceasing to be a wholly owned subsidiary, a guarantee by the Company of that indebtedness, the issuance of up to 30% equity interests in the subsidiary to officers, employees, directors, advisory boards and/or its third parties investors and allow certain restricted payments by the subsidiary.

Third Amendment.  On June 6, 2011, the Company closed the Third Amendment to the Credit Agreement.  See Note 21 “Subsequent Event” to the “Notes to Consolidated Financial Statements” for further information.

Financial Covenants.  Certain financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement.  After giving effect to the Third Amendment to the Credit Agreement, the requirements of those covenants and financial ratios are as follows:

•

a minimum consolidated interest coverage ratio of not less than 1.90 to 1.00 (1.65 for the quarters ending June and September 30, 2011 and 1.80 for the quarter ending December 31, 2011);

•

a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter as set forth in a schedule, which ratio is 5.85 for the quarter ended March 31, 2011, peaks to 7.50 for the quarter ending September 30, 2011 and reduces to 4.75 by the quarter ending December 31, 2012 and thereafter;

•

a maximum consolidated total senior debt to working capital amount ratio of not more than 0.80 to 1.00; and

•

maximum annual capital expenditures of $55,000 during fiscal year ending March 31, 2012 and $40,000 during any fiscal year thereafter, in each case with a one-year carry-forward for capital expenditures in any fiscal year below the maximum amount.

          The Company continuously monitors its compliance with the covenants.  At March 31, 2011 and during the fiscal year, the Company was in compliance with the covenants (as revised by the Third Amendment for the fourth quarter).  The Company records all fees and third-party costs associated with the Credit Agreement, including amendments thereto, in accordance with accounting guidance for changes in line of credit or revolving debt arrangements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 8 – Long-Term Debt (continued)

Senior Notes

On July 2, 2009, the Company issued $570,000 of 10% Senior Notes due 2016 (the “Senior Notes”) at a price of 95.177% of the face value. On August 26, 2009, the Company issued an additional $100,000 tranche of 10% Senior Notes due 2016 at a price of 97.500% of the face value.  These additional notes form part of the same series as the Senior Notes issued on July 2, 2009. The Senior Notes are required to be guaranteed by any “material domestic subsidiaries” of the Company as defined in the indenture governing the Senior Notes.  The Company does not have a “material domestic subsidiary” at March 31, 2011.

           During fiscal 2011, the Company purchased $35,000 of these notes on the open market.  All purchased securities were cancelled leaving $635,000 of the 10% senior notes outstanding at March 31, 2011.  Associated cash premiums and other costs paid were $1,613.  Deferred financing costs and amortization of original issue discount of $2,040 were accelerated.

Convertible Senior Subordinated Notes

On July 2, 2009, the Company issued $100,000 of 5 ½% Convertible Senior Subordinated Notes due 2014 (the “Convertible Notes”).  The initial purchasers of the Convertible Notes were granted an option to purchase up to an additional $15,000 of Convertible Notes solely to cover over-allotments which was exercised on July 15, 2009.  Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion into shares of the Company’s common stock at the then-applicable conversion rate until the close of business on the second scheduled trading day immediately preceding the maturity date.  The initial conversion rate for the Convertible Notes is 198.8862 shares of common stock per $1,000 principal amount of Convertible Notes.  The conversion rate is subject to adjustments based on certain events as described in the indenture governing the Convertible Notes. In addition, holders of these notes have certain rights and entitlements upon the occurrence of certain fundamental changes (as defined in the indenture governing the Convertible Notes).

Other Senior Notes and Senior Subordinated Notes

The Company applied a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes to fund the purchase of $120,365 of its previously existing 8 ½% Senior Notes due 2012 and the purchase, defeasance and redemption of all of its previously existing 11% Senior Notes due 2012, 12 ¾% Senior Subordinated Notes due 2012, 9 ⅝% Senior Notes due 2011, 7 ¾% Senior Notes due 2013 and 8% Senior Notes due 2012, Series B pursuant to an early settlement of a cash tender offer.

          As a result of the repurchase, defeasance and redemption of the notes that existed prior to the refinancing, the Company accelerated approximately $5,591 of deferred financing costs and $5,563 of amortization of original issue discount during the year ended March 31, 2010.

         During fiscal 2011, the Company purchased $23,635 of the remaining 8 ½% Senior Notes due 2012 on the open market.  All purchased securities were cancelled leaving $6,000 of the 8 ½% senior notes outstanding at March 31, 2011.  Associated cash premiums and other costs paid were $650.  Deferred financing costs and amortization of original issue discount of $282 were accelerated.

Convertible Note Hedge and Warrant Transactions

In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with three counterparties (“hedge counterparties”) to cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes and expire on the last day that any Convertible Notes remain outstanding.  The Company also entered separately into privately negotiated warrant transactions relating to the same number of shares of the Company’s common stock with the hedge counterparties.

Convertible Note Hedge and Warrant Transactions

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 8 – Long-Term Debt (continued)

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of March 31, 2011, the Company had approximately $231,407 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $798,599 subject to limitations as provided for in the Credit Agreement.  Additionally, against these lines there was $13,981 available in unused letter of credit capacity with $4,859 issued but unfunded.

Dividends

Our senior credit agreement restricts our ability to pay dividends or make other distributions or restricted payments based upon our consolidated net income and consolidated net loss since April 1, 2008 and the amount of specified restricted investments we have made since that date.  In addition, we must be in compliance with all terms of the senior credit agreement, including the financial covenants, in order to pay dividends, repurchase common stock or make other distributions or restricted payments.  In addition, the indenture governing our senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if we fail to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0.  At March 31, 2011, we did not satisfy this fixed charge coverage ratio.  We may from time to time not satisfy this ratio.

Summary of Debt

The carrying value and estimated fair value of the Company’s long-term debt are $885,155 and $905,330, respectively, as of March 31, 2011 and $789,337 and $845,642, respectively, as of March 31, 2010.

          The following table summarizes the Company’s debt financing as of March 31, 2011:

			March 31, 2011
	Outstanding		Lines and
	March 31,	March 31,	Letters	Interest		Long Term Debt Repayment Schedule
	2010	2011	Available	Rate		2012	2013	2014	2015	2016	Later
Senior secured credit facility:
Revolver (1)	$ -	$ 148,000	$ 142,000	3.1%	(2)	$ -	$ 148,000	$ -	$ -	$ -	$ -
Senior notes:
10% senior notes due 2016 (4)	642,225	611,756	-	10.0%		-	-	-	-	-	611,756
8 ½% senior notes due 2012	29,568	6,000	-	8.5%		-	6,000	-	-	-	-
Other	-	-	-			-	-	-	-	-	-
	671,793	617,756	-			-	6,000	-	-	-	611,756
5 ½% convertible senior subordinated notes due 2014	115,000	115,000	-	5.5%		-	-	-	115,000	-	-
Other long-term debt	2,544	4,399	201	8.0%	(2)	784	890	1,269	1,025	137	294
Notes payable to banks (3)	188,981	231,407	553,211	3.5%	(2)	-	-	-	-	-	-
Total debt	$ 978,318	$ 1,116,562	695,412			$ 784	$ 154,890	$ 1,269	$ 116,025	$ 137	$ 612,050
Short term	$ 188,981	$ 231,407
Long term:
Long term debt current	$ 457	$ 784
Long term debt	788,880	884,371
	$ 789,337	$ 885,155
Letters of credit	$ 5,346	$ 4,859	9,122
Total credit available			$ 704,534

(1)  As of March 31, 2011, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the twelve months ended March 31, 2011.
(3) Primarily foreign seasonal lines of credit.
(4) Repayment of $611,756 is net of original issue discount of $23,244. Total repayment will be $635,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 9 – Long-Term Leases

The Company has both capital and operating leases.  The operating leases are for land, buildings, automobiles and other equipment.  Rent expense for all operating leases was $16,400, $14,499 and $13,821 for the years ended March 31, 2011, 2010 and 2009, respectively.  Capital leases are primarily for production machinery and equipment.  The capitalized lease obligations are payable through 2015.  Interest rates are imputed at 6.62% to 8.00%.  Amortization is included in depreciation expense.  Minimum future obligations and capitalized amounts are as follows:

	Capital Leases	Operating Leases
2012	$ 70	$ 9,827
2013	62	6,184
2014	67	3,916
2015	30	3,502
2016	-	3,461
Remaining	-	9,327
	$ 229	$ 36,217

Note 10 – Equity in Net Assets of Investee Companies

The Company has equity basis investments in companies located in Asia which purchase and process tobacco.  The Asia investees and ownership percentages are as follows:  Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%.  Summarized financial information for these investees for fiscal years ended March 31, 2011, 2010 and 2009 follows:

	Years Ended March 31,
Operations Statement Information	2011	2010	2009
Sales	$ 112,362	$ 105,123	$ 122,000
Gross Profit	15,057	14,947	12,111
Net Income	5,026	3,994	3,023

	March 31,
Balance Sheet Information	2011	2010
Current assets	$ 74,468	$ 62,774
Property, plant and equipment and other assets	35,811	36,540
Current liabilities	54,283	47,914
Long-term obligations and other liabilities	5,479	5,910
Interests of other shareholders	25,764	23,200
Company’s interest	24,753	22,290

Note 11 – Stock – Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards.  Awards granted are recognized as compensation expense based on the grant-date fair value estimated in accordance with generally accepted accounting principles.

          The table below summarizes certain data for the Company’s stock based compensation plans:

Year Ended March 31,
	2011	2010	2009
Compensation Expense for all Stock Based Compensation Plans	$ 4,609	$ 448	$ 5,417
Tax (Expense) Benefits for Stock Based Compensation	$ -	$ (748)	$ 1,478
Intrinsic Value of Stock Options Exercised	$ 22	$ 59	$ -
Fair Value of Stock Options Vested	$ 189	$ 908	$ 1,337

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 11 – Stock – Based Compensation (continued)

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007 and amended the plan at its Annual Meeting of Shareholders on August 6, 2009.  The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.  A maximum of 8,300 shares may be granted under the plan as amended.  As of March 31, 2011, 11,134 equity awards have been granted, 3,197 equity awards have been cancelled and 747 vested under the 2007 Plan, leaving 363 shares available for future awards under the 2007 Plan.  Total equity awards outstanding are 8,245 inclusive of 7,190 awards granted and outstanding under the 2007 plan and 1,055 awards granted under prior plans.  Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans.  Individual types of awards are discussed in greater detail below.

Stock Option Awards

Stock options allow for the purchase of common stock at a price determined at the time the option is granted.  Stock options generally vest ratably over four years and generally expire after ten years.  The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience.  The fair value is then recognized as compensation expense ratably over the vesting term of the options.  There were 2,835 stock options granted during fiscal year 2011.  No stock options were granted during 2010 and 2009.

          Assumptions used to determine the fair value of options issued in 2011 include the following:

2011
Grant Price	$ 3.97
Exercise Price	$ 6.00
Expected Life in Years	6.50
Annualized Volatility	59.2%
Annual Dividend Rate	0.00%
Risk Free Rate	2.48%
Fair Value	$ 5,540

          A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2008	3,155	6.28
Exercised	-	-
Forfeited	(364)	6.47
Expired	(155)	9.23
Outstanding at March 31, 2009	2,636	6.08
Exercised	(30)	3.26
Forfeited	(173)	6.46
Expired	(276)	4.89
Outstanding at March 31, 2010	2,157	6.24
Granted	2,835	6.00
Exercised	(35)	2.98
Forfeited	(433)	6.91
Expired	-	-
Outstanding at March 31, 2011	4,524	6.05	7.92	35
Vested and expected to vest at March 31, 2011	4,370	6.05	7.85	35
Exercisable at March 31, 2011	1,541	6.01	4.27	35

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 11 – Stock – Based Compensation (continued)

Stock Option Awards (continued)

          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options.  The expense related to stock option awards for 2011, 2010, and 2009 was $2,874, $1,090, and $1,320, respectively.  Options exercised in 2011 and 2010 were purchased by the tender of existing shares of option holders.  There were no options exercised in 2009.

          The table below shows the movement in unvested options from March 31, 2010 to March 31, 2011.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2010	510	3.81	$ 1,941
Granted	2,835	1.95	5,540
Forfeited	(283)	4.06	(1,149)
Vested	(79)	2.39	(189)
Unvested March 31, 2011	2,983	2.06	$ 6,143

          As of March 31, 2011, there is $3,623 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 3.8 years.

Restricted Stock

Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied.  The fair value of restricted shares is determined on grant date and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2008	690	5.58
Granted	146	4.47
Vested	(316)	5.57
Forfeited	(26)	5.61
Restricted at March 31, 2009	494	5.26
Granted	192	4.25
Vested	(271)	4.13
Forfeited	(17)	5.95
Restricted at March 31, 2010	398	5.51
Granted	143	3.34
Vested	(258)	6.08
Forfeited	(27)	5.06
Restricted at March 31, 2011	256	3.77

          As of March 31, 2011, there was $318 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through August 6, 2012.  Expense recognized due to the vesting of restricted stock awards was $559, $824 and $1,230 for the years ended March 31, 2011, 2010 and 2009, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 11 – Stock – Based Compensation (continued)

Restricted Stock Units

Restricted stock units differ from restricted stock in that no shares are issued until restrictions lapse.  Certain restricted stock units vest at the end of a three-year service period and others vest ratably over a three year period.  The fair value of the restricted stock units is determined on the grant date and is amortized over the vesting period.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2008	-	-
Granted	99	4.47
Forfeited	(7)	4.47
Outstanding as of March 31, 2009	92	4.47
Granted	106	4.26
Forfeited	(10)	4.39
Outstanding as of March 31, 2010	188	4.36
Granted	959	4.57
Vested	(5)	4.59
Forfeited	(253)	4.58
Outstanding as of March 31, 2011	889	4.53

          As of March 31, 2011, there was $2,889 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through February 9, 2014.  Expense recognized due to the vesting of these awards was $829, $236 and $91 during the years ended March 31, 2011, 2010 and 2009 respectively.

Performance Shares

This award differs from restricted stock in that no shares are issued unless and until both service and performance conditions are met.  These shares will vest at the end of a two-year performance period but the level of the awards to be earned at the end of the performance period is contingent upon attainment of specific business performance goals.  If certain minimum performance levels are not attained, compensation earned under these awards will be zero.  Alternatively, if the maximum performance goals described by the plan are attained, the awards will be 150% of the plan’s target.  The table below includes the maximum number of shares that may be earned under the plan.

Performance Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2008	-	-
Granted	1,197	4.47
Forfeited	(9)	4.47
Outstanding as of March 31, 2009	1,188	4.47
Granted	1,782	4.19
Forfeited	(203)	4.36
Outstanding as of March 31, 2010	2,767	4.30
Granted	-	-
Vested	(291)	4.47
Forfeited	(496)	4.02
Shares not vesting due to Performance	(803)	4.47
Outstanding as of March 31, 2011	1,177	4.26

         As of March 31, 2011, the Company anticipates that none of the performance shares will vest.  However, as of March 31, 2011, there was $5,016 of maximum remaining unamortized deferred compensation associated with these awards that could be earned during the service period through March 31, 2012.  Expense (income) recognized due to the expected vesting of this type of award was $163, $(1,514) and $2,656 for the years ended March 31, 2011, 2010 and 2009, respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 11 – Stock – Based Compensation (continued)

Performance-Based Restricted Stock Units

Restricted stock units vest at the end of either a two or three year performance period but the level of the award to vest is subject to similar performance criteria as the Performance Shares described above.  The awards are also variable in that they range from zero to 200% of the plan’s target contingent on the performance level attained. The table below includes the maximum number of restricted stock units that may be earned under the plan.

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2008	-	-
Granted	150	4.47
Forfeited	-	-
Outstanding as of March 31, 2009	150	4.47
Granted	-	-
Forfeited	-	-
Outstanding as of March 31, 2010	150	4.47
Granted	2,097	4.56
Vested	(40)	4.47
Forfeited	(698)	4.59
Shares not vesting due to Performance	(110)	4.47
Outstanding as of March 31, 2011	1,399	4.55

         As of March 31, 2011, the Company anticipates that 231 of the performance-based restricted stock units will vest.  There is $6,201 remaining unamortized deferred compensation associated with the 1,399 restricted stock units that could potentially vest through March 31, 2013.  Expense (income) recognized due to the expected vesting of these awards were $184, $(179) and $335 during the years ended March 31, 2011, 2010 and 2009, respectively.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes

As of March 31, 2011, 2010 and 2009, the Company’s unrecognized tax benefits totaled $9,019, $9,004 and $20,129, respectively, all of which would impact the Company’s effective tax rate if recognized.  The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2011, 2010 and 2009:

	2011	2010	2009
Balance at April 1	$ 9,004	$ 20,129	$ 18,557
Increase for current year tax positions	3,500	2,292	2,075
Increases (reductions) for prior year tax positions	5,539	(1,698)	3,062
Impact of changes in exchange rates	(63)	3,664	(3,565)
Reduction for settlements	(8,961)	(15,383)	-
Balance at March 31	$ 9,019	$ 9,004	$ 20,129

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  During the years ended March 31, 2011 and 2010, the Company accrued an additional $2,446 and $11,487, respectively, of interest, penalties and related exchange losses related to unrecognized tax benefits.  During the year ending March 31, 2011, the Company reduced its accrued interest and penalties for $803 related to settlements and for $3,594 related to the expiration of statute of limitations.  As of March 31, 2011, accrued interest and penalties totaled $7,780 and $1,434, respectively.  As of March 31, 2010, accrued interest and penalties totaled $7,933 and $3,231, respectively.

         During the fiscal year ending March 31, 2011, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, decreased from $20,168 to $18,233.  The decrease relates to settlements of approximately $9,763, expiration of statute of limitations of approximately $6,013, and increases related to current period activity of approximately $13,840.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 12 – Income Taxes (continued)

Accounting for Uncertainty in Income Taxes (continued)

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit for the amount of $125, interest of $73 and penalties $94, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.  In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements.  The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions.  The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of March 31, 2011, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2008.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision

The components of income (loss) before income taxes, equity in net income of investee companies, minority interests and discontinued operations consisted of the following:

	Years Ended March 31,
	2011	2010	2009
U.S.	$ (51,092)	$ (43,645)	$ 25,176
Non-U.S.	83,941	117,837	84,156
Total.	$ 32,849	$ 74,192	$ 109,332

         The details of the amount shown for income taxes in the Statements of Consolidated Operations and Comprehensive Income (Loss) follow:

	Years Ended March 31,
	2011	2010	2009
Current
Federal	$ 472	$ -	$ -
State	-	(7,509)	2,469
Non-U.S.	7,346	6,173	22,844
	$ 7,818	$ (1,336)	$ 25,313
Deferred
Federal	$ 97,311	$ (9,271)	$ (23,586)
State	631	(631)	(682)
Non-U.S.	1,700	7,447	(23,065)
	$ 99,642	$ (2,455)	$ (47,333)
Total	$ 107,460	$ (3,791)	$ (22,020)

         The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2011	2010	2009
Tax expense at U.S. statutory rate	$ 11,497	$ 25,967	$ 38,266
Effect of non-U.S. income taxes	(7,322)	(16,309)	(16,457)
Goodwill amortization	(4,640)	(8,374)	(8,245)
Change in valuation allowance	111,679	(3,345)	(31,295)
Increase (decrease) in reserves for uncertain tax positions	4,489	(8,060)	3,369
Exchange effects and currency translation	(7,120)	5,680	(10,370)
Permanent items	(1,123)	650	2,712
Actual tax expense (benefit)	$ 107,460	$ (3,791)	$ (22,020)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 12 – Income Taxes (continued)

Accounting for Uncertainty in Income Taxes (continued)

          The deferred tax liabilities (assets) are comprised of the following:

	March 31,	March 31,
	2011	2010
Deferred tax liabilities:
Intangible assets	$ 9,044	$ 9,685
Fixed assets	9,135	11,137
Total deferred tax liabilities	$ 18,179	$ 20,822

Deferred tax assets:
Reserves and accruals	$ (77,746)	$ (60,678)
Tax credits	(48,659)	(55,842)
Tax loss carryforwards	(63,228)	(44,312)
Derivative transactions	(12,760)	(14,984)
Postretirement and other benefits	(29,786)	(29,444)
Other	(752)	(18,915)
Gross deferred tax assets	(232,931)	(224,175)
Valuation allowance	138,787	27,502
Total deferred tax assets	$ (94,144)	$ (196,673)
Net deferred tax asset	$ (75,965)	$ (175,851)

          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2011	March 31, 2010
Current asset	$ (3,955)	$ (37,209)
Current liability	6,881	5,930
Non-current asset	(82,707)	(148,971)
Non-current liability	3,816	4,399
Net deferred tax asset	$ (75,965)	$ (175,851)

        The current portion of deferred tax liability is included in income taxes.

         During the year ended March 31, 2011, the net deferred tax asset balance decreased by  $245 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in equity as part of Other Comprehensive Income.

           For the year ended March 31, 2011, the valuation allowance increased by $111,285.  The valuation allowance increased primarily due to changes in management’s judgment concerning the need for valuation allowances related to deferred tax assets for future deductible temporary differences and tax attribute carryovers in the U.S. Recent years’ cumulative losses incurred in the U.S. as of March 31, 2011, combined with the effects of certain changes in the market, provide significant objective negative evidence in the evaluation of whether the U.S. entity will generate sufficient taxable income to realize the tax benefits of the deferred tax assets.  This negative evidence carries greater weight than the more subjective positive evidence of favorable future projected income in the assessment of whether realization of the tax benefits of the deferred tax assets is more likely than not.  Therefore, based on the weight of presently objectively verifiable positive and negative evidence, it is management’s judgment that realization of the tax benefits of the deferred tax assets is less than more likely than not.

         At March 31, 2011, the Company has U.S federal tax loss carryovers of $83,359, non-U.S. tax loss carryovers of $81,192, and U.S. state tax loss carryovers of $243,946.  Of the non-U.S. tax loss carryovers, $50,182 will expire within the next five years, $2,120 will expire in later years, and $28,890 can be carried forward indefinitely.  Of the U.S. state tax loss carryovers, $23,781 will expire within the next five years and $220,165 will expire thereafter.  At March 31, 2011, the Company has foreign tax credit carryovers in the U.S. of $44,847 that expire in 2016.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 12 – Income Taxes (continued)

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

           No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $226,971 at March 31, 2011 and $177,899 at March 31, 2010 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely.  Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Note 13 – Employee Benefits

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

         The Company experienced special termination costs in connection with its restructuring activities, which have been recorded in restructuring charges.

         A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2011 and 2010, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning	$ 92,258	$ 75,142	$ 64,237	$ 57,085
Service cost	2,113	1,666	1,108	1,969
Interest cost	4,879	5,352	3,951	3,784
Actuarial losses	2,786	16,018	2,431	3,883
Settlements/special termination benefits	259	-	204	11
Effects of currency translation	-	-	1,895	1,300
Net transfers in	324	-	-	-
Benefits paid	(6,386)	(5,920)	(5,954)	(3,795)
Benefit obligation, ending	$ 96,233	$ 92,258	$ 67,872	$ 64,237

Change in Plan Assets
Fair value of plan assets, beginning	$ 41,867	$ 35,680	$ 36,839	$ 27,122
Actual return on plan assets	4,120	8,142	3,737	8,898
Employer contributions	5,655	3,965	6,038	4,022
Plan settlements	-	-	(358)	-
Effects of currency translation	-	-	1,252	592
Benefits paid	(6,386)	(5,920)	(5,954)	(3,795)
Fair value of plan assets, ending	$ 45,256	$ 41,867	$ 41,554	$ 36,839
Net amount recognized	$ (50,977)	$ (50,391)	$ (26,318)	$ (27,398)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 13 – Employee Benefits (continued)

Retirement Benefits (continued)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2011	2010	2011	2010
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Noncurrent benefit asset recorded in Other Noncurrent Assets	$ -	$ -	$ 1,353	$ 167
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	(2,756)	(2,735)	(3,155)	(2,829)
Accrued noncurrent benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(48,221)	(47,656)	(24,516)	(24,736)
Net amount recognized	$ (50,977)	$ (50,391)	$ (26,318)	$ (27,398)

          The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2011	2010	2011	2010
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$ 96,233	$ 92,258	$ 49,562	$ 46,295
Accumulated benefit obligation	93,798	89,645	45,841	42,613
Fair value of plan assets	45,256	41,867	21,891	18,731

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2011	2010	2009	2011	2010	2009
Service cost	$ 2,113	$ 1,666	$ 1,912	$ 1,108	$ 1,969	$ 2,549
Interest cost	4,879	5,352	5,029	3,951	3,784	3,836
Expected return on plan assets	(3,190)	(2,730)	(3,410)	(2,567)	(1,824)	(2,848)
Amortization of actuarial (gains) losses	1,066	(634)	(398)	276	639	56
Amortization of prior service (credit) cost	4	(194)	(308)	19	19	16
Special termination benefits	259	-	122	1,012	11	-
Effects of settlement	-	-	-	(56)	(17)	(35)
Net periodic pension cost	$ 5,131	$ 3,460	$ 2,947	$ 3,743	$ 4,581	$ 3,574

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 13 – Employee Benefits (continued)

Retirement Benefits (continued)

          The amounts showing in other comprehensive income at March 31, 2011, March 31, 2010 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$ (1,067)	$ 8,103	$ 7,036
Net actuarial losses	(28,920)	(6,237)	(35,157)
Deferred taxes	11,176	(693)	10,483
Balance at March 31, 2010	$ (18,811)	$ 1,173	$ (17,638)
Prior service credit (cost)	$ 26	$ (1,605)	$ (1,579)
Net actuarial (losses) income	(1,712)	528	(1,184)
Deferred taxes	(49)	23	(26)
Total change for 2011	$ (1,735)	$ (1,054)	$ (2,789)
Prior service credit (cost)	$ (1,041)	$ 6,498	$ 5,457
Net actuarial losses	(30,632)	(5,709)	(36,341)
Deferred taxes	11,127	(670)	10,457
Balance at March 31, 2011	$ (20,546)	$ 119	$ (20,427)

          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2011	2010	2009	2011	2010	2009
Discount rate	5.50%	7.50%	6.30%	6.35%	6.69%	6.67%
Rate of increase in future compensation	5.00%	5.00%	5.00%	5.02%	5.08%	4.87%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.85%	6.40%	7.50%

          In order to project the long-term investment return for the total portfolio, estimates are prepared for the total return of each major asset class over the subsequent 10-year period, or longer. Those estimates are based on a combination of factors including the current market interest rates and valuation levels, consensus earnings expectations and historical long-term risk premiums. To determine the aggregate return for the pension trust, the projected return of each individual asset class is then weighted according to the allocation to that investment area in the trust’s long-term asset allocation policy.

          A March 31 measurement date is used for the pension, postretirement, other postemployment and employee savings plans. The expected long-term rate of return on assets was determined based upon historical investment performance, current asset allocation, and estimates of future investment performance by asset class.

          The following assumptions were used to determine the benefit obligations disclosed for the pension, postretirement, other postemployment and employee savings plans at March 31, 2011 and 2010:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2011	2010	2011	2010
Discount rate	5.19%	5.50%	6.10%	6.35%
Rate of increase in future compensation	4.00%	5.00%	4.96%	5.02%

         Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2012 is ($1,259) and ($107), respectively.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 13 – Employee Benefits (continued)

Plan Assets

The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2011 and 2010 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31,	March 31,		March 31,
(percentages)	2011	2011	2010	2011	2010
Asset Category:
Cash and cash equivalents	2.0%	2.9%	2.8%	1.0%	0.9%
Equity securities	54.0	57.3	60.5	62.0	62.7
Debt securities	25.0	23.1	26.9	25.0	24.1
Real estate and other investments	19.0	16.7	9.8	12.0	12.3
Total	100.0%	100.0%	100.0%	100.0%	100.0%

          The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  Manager performance is measured against investment objectives and objective benchmarks, including:  Salomon 90 Day Treasury Bill, Barclays Intermediate Govt. Credit, Barclays Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE.  The Portfolio Objective is to exceed the actuarial return on assets assumption.  Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate.  Equity securities do not include the Company’s common stock.  Our diversification and risk control processes serve to minimize the concentration of risk. There are no significant concentrations of risk, in terms of sector, industry, geography or companies.

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 1,327	$ 48	$ 1,279	$ -
U.S. equities	12,933	12,933	-	-
International equities	12,911	12,911	-	-
U.S. fixed income funds	7,966	7,966	-	-
International fixed income funds	2,523	2,523	-	-
Other investments:
Diversified funds	3,803	3,298	-	505
Real estate	3,793	-	-	3,793
Total	$ 45,256	$ 39,679	$ 1,279	$ 4,298

U.S. Pension Plans	March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 1,154	$ -	$ 1,154	$ -
U.S. equities	12,960	12,960	-	-
International equities	12,374	12,374	-	-
U.S. fixed income funds	4,617	4,617	-	-
International fixed income funds	2,364	2,364	-	-
U.S. corporate bonds	2,404	2,404	-	-
U.S. government bonds	1,904	1,904	-	-
Other investments:
Diversified funds	861	-	-	861
Real estate	3,229	-	-	3,229
Total	$ 41,867	$ 36,623	$ 1,154	$ 4,090

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 13 – Employee Benefits (continued)

Plan Assets (continued)

Non-U.S. Pension Plans	March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 419	$ 419	$ -	$ -
U.S. equities	7,876	7,876	-	-
International equities	11,182	4,589	6,593	-
Global equity funds	6,621	-	6,621	-
International fixed income funds	4,355	-	4,355	-
U.S. fixed income funds	2,642	2,642	-	-
Global fixed income funds	3,420	1,257	2,163	-
Other investments:
Diversified funds	4,068	1,823	-	2,245
Real estate equities	971	971	-	-
Total	$ 41,554	$ 19,577	$ 19,732	$ 2,245

Non-U.S. Pension Plans	March 31, 2010
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$ 352	$ 352	$ -	$ -
U.S. equities	7,276	7,276	-	-
International equities	12,932	4,340	8,592	-
Global equity funds	2,903	-	2,903	-
International fixed income funds	3,524	-	3,524	-
U.S. fixed income funds	2,489	2,489	-	-
Global fixed income funds	2,858	1,094	1,764	-
Other investments:
Diversified funds	3,599	1,740	-	1,859
Real estate equities	906	906	-	-
Total	$ 36,839	$ 18,197	$ 16,783	$ 1,859

          The fair value hierarchy is described in Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements."

          A reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2011 is as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	Diversified funds	Real estate funds	Total Level 3 Plan assets	Hedge fund	Diversified funds	Total Level 3 Plan assets
Fair value, March 31, 2009	$ 2,107	$ 3,899	$ 6,006	$ 1,567	$ -	$ 1,567
Total gains (losses) (unrealized/realized)	99	(473)	(374)	128	100	228
Purchases, sales and settlements net	(1,345)	(197)	(1,542)	(1,807)	1,759	(48)
Exchange rate changes	-	-	-	112	-	112
Fair value, March 31, 2010	861	3,229	4,090	-	1,859	1,859
Total gains (unrealized/realized)	15	564	579	-	245	245
Purchases, sales and settlements net	(371)	-	(371)	-	-	-
Exchange rate changes	-	-	-	-	141	141
Fair value, March 31, 2011	$ 505	$ 3,793	$ 4,298	$ -	$ 2,245	$ 2,245

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

Note 13 – Employee Benefits (continued)

Plan Assets (continued)

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

           Investments in mutual funds are publicly traded and valued primarily using quoted market prices and generally classified within Level 1 in the fair value hierarchy.  Investments in commingled funds are not publicly traded, but the underlying assets held in these funds are traded in active markets and the prices for these assets are readily observable.  Holdings in commingled funds are generally classified as Level 2 investments.

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

          Real estate investments include those in limited partnerships that invest in various commercial and residential real estate projects both domestically and internationally. The fair values of real estate assets are typically determined by using income and/or cost approaches or comparable sales approach, taking into consideration discount and capitalization rates, financial conditions, local market conditions and the status of the capital markets, and thus are generally classified within Level 3 in the fair value hierarchy.

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

Cash Flows

Contributions

The Company expects to contribute $7,756 to its domestic benefits plans and $5,379 to its foreign benefit plans in 2012.

Estimated Future Benefit Payments

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31,	March 31,	March 31,	March 31,
	2011	2011	2011	2011
2012	$ 8,426	$ 5,344	$ 802	$ 132
2013	7,961	4,755	777	141
2014	6,477	4,551	729	149
2015	8,047	4,818	708	155
2016	7,106	4,371	687	159
Years 2017-2021	34,336	24,473	3,281	752

         The Company sponsors 401-k savings plans for most of its salaried employees located in the United States.  The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008.  The Company also maintains defined contribution plans at various foreign locations.  The Company’s contributions to the defined contribution plans were $4,531 in 2011, $4,062 in 2010 and $3,323 in 2009.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 13 – Employee Benefits (continued)

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

         The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2011	2010
Discount rate	10.10%	9.67%
Health care cost trend rate assumed for next year	8.31	7.94
Ultimate trend rate	8.31	7.94

         A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.

         For 2011 and 2010, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.

         Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts.  For 2011 the additional cost related to these contracts was $22.

         Prior service credits of $1,644 and unrecognized net actuarial losses of $405 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2012.

         A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010
Change in Benefit Obligation
Benefit obligation, beginning	$ 9,695	$ 8,137	$ 1,647	$ 1,669
Service cost	75	60	6	5
Interest cost	511	580	162	187
Plan curtailment	-	-	-	(431)
Effect of currency translation	-	-	140	410
Actuarial losses (gains)	(177)	1,736	94	(23)
Benefits paid	(620)	(818)	(154)	(170)
Benefit obligation, ending	$ 9,484	$ 9,695	$ 1,895	$ 1,647

Change in Plan Assets
Fair value of plan assets, beginning	$ -	$ -	$ -	$ -
Employer contributions	620	818	154	432
Benefits paid	(620)	(818)	(154)	(432)
Fair value of plan assets, ending	$ -	$ -	$ -	$ -

Net amount recognized	$ (9,484)	$ (9,695)	$ (1,895)	$ (1,647)

Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$ (802)	$ (794)	$ (132)	$ (122)
Accrued non-current benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(8,682)	(8,901)	(1,763)	(1,525)
Net amount recognized	$ (9,484)	$ (9,695)	$ (1,895)	$ (1,647)

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 13 – Employee Benefits (continued)

Postretirement Health and Life Insurance Benefits (continued)

         There are no plan assets for 2011 or 2010.  Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2011	2010	2009	2011	2010	2009
Service cost	$ 75	$ 60	$ 60	$ 6	$ 5	$ 74
Interest cost	511	580	548	162	187	292
Curtailment	-	-	-	-	(1,020)	(96)
Prior service credit	(1,622)	(1,622)	(1,622)	(21)	(36)	-
Actuarial losses (gains)	434	314	376	(1)	(11)	-
Net periodic benefit costs (income)	$ (602)	$ (668)	$ (638)	$ 146	$ (875)	$ 270

         The Company continues to evaluate ways to better manage these benefits and control their costs.  Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense.  The Company expects to contribute $934 to its combined U.S. and non-U.S. postretirement benefit plans in 2012.

         Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements.  For these foreign plans, the cost of benefits charged to income was not material in 2011, 2010 and 2009.

Note 14 – Segment Information

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 14 – Segment Information (continued)

	Years Ended March 31,
Analysis of Segment Operations	2011	2010	2009
Sales and other Operating Revenues:
South America	$ 714,371	$ 828,572	$ 865,127
Other Regions	1,379,691	1,479,727	1,393,092
Total Revenue	$ 2,094,062	$ 2,308,299	$ 2,258,219

Operating Income:
South America	$ 62,577	$ 84,191	$ 75,815
Other Regions	70,297	139,623	128,647
Total Operating Income	132,874	223,814	204,462
Debt Retirement Expense	4,584	40,353	954
Interest Expense	102,696	113,819	97,984
Interest Income	7,255	4,550	3,808
Income Before Income Taxes and Other Items	$ 32,849	$ 74,192	$ 109,332

	Years Ended March 31,
Analysis of Segment Assets	2011	2010	2009
Segment Assets:
South America	$ 690,428	$ 806,088	$ 939,234
Other Regions	1,117,902	1,105,111	819,285
Total Assets	$ 1,808,330	$ 1,911,199	$ 1,758,519

Trade and Other Receivables, Net
South America	$ 72,926	$ 41,920	$ 41,503
Other Regions	206,978	165,467	134,202
Total Trade and Other Receivables, Net	$ 279,904	$ 207,387	$ 175,705
Goodwill:
Other Regions	$ 2,794	$ 2,794	$ 2,794

Equity in Net Assets of Investee Companies:
Other Regions	$ 24,753	$ 22,290	$ 20,763

Depreciation and Amortization:
South America	$ 8,933	$ 9,206	$ 8,785
Other Regions	19,283	19,907	20,492
Total Depreciation and Amortization	$ 28,216	$ 29,113	$ 29,277

Capital Expenditures:
South America	$ 49,289	$ 6,380	$ 2,262
Other Regions	21,319	11,072	18,980
Total Capital Expenditures	$ 70,608	$ 17,452	$ 21,242

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 14 – Segment Information (continued)

          Geographic information as to sales and other operating revenues is based on the destination of the product shipped.  The Belgium destination represents a customer owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

	Years Ended March 31,
Sales by Destination	2011	2010	2009
Sales and Other Operating Revenues:
United States	$ 302,992	$ 323,521	$ 322,277
Belgium	274,534	491,024	447,475
China	167,676	129,810	147,761
Russia	153,646	132,565	115,230
Germany	123,858	121,023	109,283
Netherlands	107,908	123,705	124,245
Indonesia	81,808	73,422	117,704
Other	881,640	913,229	874,244
	$ 2,094,062	$ 2,308,299	$ 2,258,219

Sales and Other Operating Revenues to Major Customers

Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International, Inc., Japan Tobacco Inc. and British American Tobacco p.l.c. for the years ended March 31, 2011 and 2010; and Philip Morris International, Inc. and Japan Tobacco Inc. for the year ended March 31, 2009.

	Years Ended March 31,
Property, Plant and Equipment by Location	2011	2010	2009
Property, Plant and Equipment, Net:
United States	$ 36,607	$ 37,943	$ 41,204
Brazil	85,498	46,651	47,663
Turkey	28,512	29,850	31,650
Malawi	31,077	30,797	32,848
Tanzania	14,212	13,369	13,087
Europe	18,758	14,300	15,839
Argentina	8,714	9,427	10,352
Asia	9,839	6,897	7,648
Other	3,871	3,990	2,663
	$ 237,088	$ 193,224	$ 202,954

Note 15 – Foreign Currency Translation

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

          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars.  The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange gains (losses) in 2011, 2010 and 2009 were $8,387, $12,288 and $(20), respectively, and are included in the respective statements of income.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 16 – Contingencies and Other Information

Non-Income Tax

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $8,090 and the total assessment including penalties and interest through March 31, 2011 is $17,989.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $8,090 represents intrastate trade tax credit amounts which were offset against intrastate trade tax payables as allowed under Brazilian law.  At March 31, 2011, the Company also has intrastate trade tax credits from Parana of $14,623.  As of March 31, 2011, the Company has recorded impairment charges of $8,953.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul (“Rio Grande”) of $64,283 and $60,862 at March 31, 2011 and 2010, respectively. Based on management’s expectations about future realization, the Company has recorded impairment charge allowances on the Rio Grande intrastate trade tax credits of $37,433 and $21,340 at March 31, 2011 and 2010, respectively. The allowance on the Rio Grande intrastate trade tax credits will continue to be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

           The Company’s subsidiary in Brazil has constructed a new tobacco processing facility in the State of Santa Catarina with the annual production capacity of 70 million kilos. The Company began processing in the new facility with the 2011 crop.  As a result of moving production to Santa Catarina, the Company has excess intrastate tax credits. Therefore, the Company reached an agreement with the government of Santa Catarina to allow the Company to sell its excess credits (receivables) to third parties.  The Company has Santa Catarina intrastate tax credits of $33,733 at March 31, 2011.  Based on management’s expectations about future realization, the Company has recorded impairment charge allowances on the Santa Catarina intrastate trade tax credits of $12,658 and $2,030 at March 31, 2011 and 2010, respectively.  As of January 1, 2011, a new government was elected in the State of Santa Catarina and they temporarily suspended the sale of excess intrastate tax credits.  The allowance on the Santa Catarina intrastate tax credits will continue to be adjusted in future periods based on market conditions and the Company’s ability to use the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  In addition, the Company received an assessment in 2006 for federal income taxes that were offset by the IPI credit bonus.  The assessment is valued at $29,856 at March 31, 2011.  The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities. As a result of various legislative and judicial actions, the Company does not expect a ruling in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

Other

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004, the EC fined the Company and its Spanish subsidiaries €4,415 (US$5,641).  In respect of the investigation into practices in Italy, in October 2005, the EC announced that the Company and its Italian subsidiaries have been assessed a fine in the aggregate amount of €24,000 (US$28,800).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, has appealed the decisions of the EC with respect to Spain and Italy to the Court of First Instance of the European Commission for the annulment or modification of the decision, but the outcome of the appeals process as to both timing and results is uncertain.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.

           Mindo, S.r.l., the purchaser in 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., has asserted claims against subsidiaries of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$10,400) plus interest and costs.  The Company believes the claim to be without merit and is vigorously defending it.  A hearing for the disposition of this matter is scheduled for December 2011.  No amounts have been reserved with respect to such claim.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 16 – Contingencies and Other Information (continued)

Other (continued)

           On December 13, 2007, the Public Prosecutors’ offices in the States of Santa Catarina and Parana filed claims against the Company’s Brazilian subsidiary, Alliance One Brazil Exportadora de Tobaccos Ltda. (“AOB”) and a number of other tobacco processors on behalf of all tobacco suppliers in those states.  The lawsuits primarily asserted that an employment relationship existed between tobacco processors and tobacco suppliers.  On March 11, 2011, AOB agreed to a settlement of these claims and these actions have been dismissed.  Under the terms of the settlement AOB agreed to record-keeping and other requirements not expected to materially increase the cost of operations in those states.

           On June 6, 2008, AOB and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The class action’s focus is a review of tobacco supplier contracts and business practices, specifically aiming to prohibit processors from notifying the national credit agency of producers in debt, prohibiting processors from deducting tobacco suppliers’ debt from payments for tobacco, and seeking the modification of other contractual terms historically used in the purchase of tobacco.  The case is currently before the 2nd civil court of São Lourenço do Sul.  The Company’s motion to dismiss the class action is currently pending.  The Company believes this claim to be without merit and is vigorously defending it. Ultimate exposure if an unfavorable outcome is received is not determinable.

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

           On December 24, 2010, a third-party warehouse in South Africa was destroyed by fire.  This warehouse contained approximately $6,072 of the Company’s inventory.  The loss was fully insured and fully recovered during March 2011.

Note 17 – Sale of Receivables

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

          The sales price consists of 90% of the face value of the receivable, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer.  Upon sale, the Company removes the carrying value of the receivable sold and records the fair value of its beneficial interest in the receivable in accounts receivable.  The fair value of the beneficial interest is calculated by applying the commercial paper rate and the servicing rate to the balance of the outstanding receivables in the facility.  The Company receives a 0.5% per annum servicing fee on receivables sold and outstanding which is recorded as a reduction of selling, administrative and general expenses.  This fee is compensatory and no servicing asset or liability has resulted from the sale.  The receivables sold are non-interest bearing.  This in conjunction with the short life of the receivables sold and outstanding causes the effects of any prepayments on the value of assets recorded to be inconsequential.  Losses on sale of receivables are recorded as a component of Other Income (Expense) in the consolidated statements of operations.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 17 – Sale of Receivables (continued)

          The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2011	2010
Receivables outstanding in facility as of March 31:	$ 53,156	$ 105,579

Beneficial interest as of March 31	$ 15,797	$ 25,125

Impact on beneficial interest resulting from changes in discount rate:
10%	$ 25	$ 83
20%	$ 51	$ 165

Criteria to determine beneficial interest as of March 31:
Weighted average life in days	67	95
Discount rate (inclusive of 0.5% servicing fee)	2.46%	3.00%
Unused balance fee	0.40%	0.25%

Cash proceeds for the twelve months ended March 31:
Current purchase price	$ 405,982	$ 606,772
Deferred purchase price	240,989	232,101
Service fees	504	517
Total	$ 647,475	$ 839,390

Loss on sale of receivables	$ 2,395	$ 2,950

          It is the Company’s intention to maximize the receivables sold under the revolving agreement meaning that amounts collected by the pool would be reinvested in the purchase of additional eligible receivables. The table below indicates the utilization of the revolving agreement:

	Twelve Months Ended March 31,
	2011	2010
Average outstanding balance	$ 60,203	$76,711
Maximum outstanding balance	99,113	99,712
Minimum outstanding balance	16,738	47,174

Note 18 – Fair Value Measurements

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

(in thousands)

Note 18 – Fair Value Measurements (continued)

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

Securitized beneficial interests

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

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2011				March 31, 2010
	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 1	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$ -	$ 2,543	$ -	$ 2,543	$ -	$ 2,528	$ -	$ 2,528
Securitized beneficial interests	-	-	15,797	15,797	-	-	25,125	25,125
Total Assets	$ -	$ 2,543	$ 15,797	$ 18,340	$ -	$ 2,528	$ 25,125	$ 27,653

Liabilities
Guarantees	$ -	$ -	$ 4,575	4,575	$ -	$ -	$ 13,478	$ 13,478

          The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2009	$ 26,833	$ 14,584
Total losses (realized / unrealized included in earnings)	2,950	-
Purchases, issuances, and settlements, net	(4,658)	(1,106)
Ending Balance March 31, 2010	25,125	13,478
Total losses (realized / unrealized included in earnings)	(2,395)	-
Purchases, issuances, and settlements, net	(6,933)	(8,903)
Ending Balance at March 31, 2011	$ 15,797	$ 4,575

          The amount of total losses included in earnings for the years ended March 31, 2011 and 2010 attributable to the change in unrealized losses relating to assets still held at the respective dates was $288 and $826 on securitized beneficial interests.

          Gains and losses included in earnings are reported in Other Income (Expense).

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 18 – Fair Value Measurements (continued)

Non-Recurring Fair Value Measurements

Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments only in certain circumstances. During the year ended March 31, 2011, the Company recorded fair value adjustments to its intrastate tax credits for three Brazilian states.  During the year ended March 31, 2010, the Company recorded fair value adjustments to its intrastate tax credits relating to the Brazilian state of Santa Catarina.  The Company calculated these fair value measurements, utilizing Level 3 inputs, of $53,594 and $29,517 for these credits at March 31, 2011 and 2010, respectively. Specifically, the Company utilized an expected cash flow model, which incorporated a risk-adjusted discount rate to appropriately calculate the fair value of the credits. See Note 16 “Contingencies and Other Information” to the “Notes to Consolidated Financial Statements” for additional information.

Note 19 – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2011	March 31, 2010
Balances:
Accounts receivable	$ 61,981	$ 30,061
Accounts payable	38,937	20,275

	Year Ended March 31,
	2011	2010	2009
Transactions:
Purchases	$ 157,851	$ 140,432	$ 158,609

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.

          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary.  The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco.  The balance due from the Zimbabwe subsidiary includes a $38,380 pledge to a bank which has been recorded in notes payable to banks.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

Alliance One International, Inc. and Subsidiaries

(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2011
	Sales and other operating revenue	$ 490,956	$ 559,249	$ 522,144	$ 521,713	$ 2,094,062
	Gross profit	80,018	69,467	60,637	66,697	276,819
	Net income (loss)	13,831	20,063	(2,001)	(104,041)	(72,148)
	Net earnings (loss) attributable to noncontrolling interest	9	(216)	(12)	(378)	(597)
	Net income (loss) attributable to Alliance One International, Inc.	13,822	20,279	(1,989)	(103,663)	(71,551)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	.16	.23	(.02)	(1.19)	(0.81)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	.13	.19	(.02)	(1.19)	(0.81)
Market Price	- High	5.41	4.15	4.83	4.37	5.41
	- Low	3.56	3.21	3.74	3.49	3.21
	Year Ended March 31, 2010
	Sales and other operating revenue	$ 410,484	$ 675,154	$ 658,353	$ 564,308	$ 2,308,299
	Gross profit	87,962	106,826	98,101	103,561	396,450
	Net income (loss)	14,876	(1,376)	47,788	18,658	79,946
	Net earnings (loss) attributable to noncontrolling interest	399	82	530	(232)	779
	Net income (loss) attributable to Alliance One International, Inc.	14,477	(1,458)	47,258	18,890	79,167
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	.16	(.02)	.53	.21	.89
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	.16	(.02)	.43	.18	.78
Market Price	- High	5.71	4.73	5.23	5.96	5.96
	- Low	3.19	3.61	4.25	4.50	3.19

(1)

Does not add due to quarterly change in average shares outstanding

Note 21 – Subsequent Event

On June 6, 2011, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which amended the Credit Agreement.  Under the Third Amendment, the lenders agreed to extend the term of the facility to March 31, 2013.  In addition, the Third Amendment modified certain financial covenants under the Credit Agreement, including establishing the financial maximum consolidated leverage ratio for each fiscal quarter through maturity, reducing the minimum consolidated interest coverage ratio for the quarter ended March 31, 2011 and the first three quarters of the fiscal year ending March 31, 2012, permitting the exclusion of the effect of specified levels of restructuring and impairment charges for the fiscal year ended March 31, 2011 and the fiscal year ending March 31, 2012 for the financial covenants impacted by the Company’s EBIT, and excluding the effect of noncash deferred compensation expense up to $2.2 million for the quarter ended March 31, 2011 for these same covenants.  The Third Amendment also increases the basket for capital expenditures for the year ending March 31, 2012 by $15,000 and permits the Company to form a subsidiary for a specified business purpose to be funded by up to $1,000 in equity and $30,000 in subordinated note investments by the Company, provided the subsidiary receives either revolving credit financing of up to $200,000 from third parties or issues subordinated notes for an aggregate not to exceed $100,000.  The Third Amendment increases the interest rates on base rate and LIBOR loans by 1.0 percentage point and the commitment fee on unborrowed amounts under the facility by 0.25 of a percentage point.  In addition, pursuant to the Third Amendment, the Company agreed to grant the lenders a security interest on certain U.S. real estate.  See Note 8 “Long-Term Debt—Senior Secured Credit Facility—Financial Covenants” to the “Notes to Consolidated Financial Statements” for further information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance One International, Inc. and subsidiaries as of March 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2011, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 10, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/  Deloitte & Touche LLP

_____________________________________

Raleigh, North Carolina

June 10, 2011

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2011 of the Company and our report dated June 10, 2011 expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/  Deloitte & Touche LLP

_____________________________________

Raleigh, North Carolina

June 10, 2011

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING

                   AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2011. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

          Based on this evaluation, our Chief Executive Office and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2011.

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

          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2011 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

          Based on that assessment, management believes our internal control over financial reporting was effective as of March 31, 2011.

          The effectiveness of our internal control over financial reporting as of March 31, 2011 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report, which is included in this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

Management has implemented changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the twelve months ended March 31, 2011 as described below.

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance.  During the nine months ended December 31, 2010, developments to the financial reporting process continued to be implemented and the Company substantially completed the process of implementing SAP in two African operations, Canada, Argentina and its Netherlands operations.  During the three months ended March 31, 2011, SAP was implemented in the Company’s operations in Russia and Guatemala.  This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.  There were no other changes that occurred during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

On June 6, 2011, the Company entered into the Third Amendment to Credit Agreement (the “Third Amendment”), which amended the Credit Agreement dated as of July 2, 2009, as amended, between the Company, certain of our subsidiaries, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as so amended, the “Credit Agreement”).

          Under the Third Amendment, the lenders agreed to extend the term of the facility to March 31, 2013.  In addition, the Third Amendment modified certain financial covenants under the Credit Agreement, including establishing the financial maximum consolidated leverage ratio for each fiscal quarter through maturity from 5.85 for the quarter ended March 31, 2011, peaking to 7.50 for the quarter ending September 30, 2011 and reducing to 4.75 by the quarter ending December 31, 2012 (the final quarter end prior to maturity of the extended loans) and thereafter, reducing the minimum consolidated interest coverage ratio to 1.65 for the quarters ending June 30 and September 30, 2011 and 1.80 for the quarter ending December 31, 2011, permitting the exclusion of the effect of specified levels of restructuring and impairment charges for the fiscal year ended March 31, 2011 and the fiscal year ending March 31, 2012 for the financial covenants impacted by the Company’s consolidated EBIT, and excluding the effect of noncash deferred compensation expense up to $2.2 million for the quarter ended March 31, 2011 for these same covenants.  The Third Amendment also increases the basket for capital expenditures for the year ending March 31, 2012 by $15 million and permits us to form a subsidiary for a specified business purpose to be funded by up to $1 million in equity and $30 million in subordinated note investments by us, provided the subsidiary receives either revolving credit financing of up to $200 million from third parties or issues subordinated notes for an aggregate not to exceed $100 million.

          The Third Amendment increases the interest rates on base rate and LIBOR loans by 1.0 percentage point and the commitment fee on unborrowed amounts under the facility by 0.25 of a percentage point.  In addition, pursuant to the Third Amendment, we agreed to grant the lenders a security interest on certain U.S. real estate.

          The foregoing summary of the Third Amendment is qualified by reference to the Third Amendment, which is filed as Exhibit 10.04 to this Annual Report on Form 10-K and is incorporated herein by reference.

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

Corporate Governance

The Board of Directors has adopted corporate governance guidelines and charters for its Audit Committee, Executive Compensation Committee and Governance and Nominating Committee.  These governance documents are available on our website, www.aointl.com, or by written request, without charge, addressed to:  Corporate Secretary, Alliance One International, Inc., 8001 Aerial Center Parkway, Morrisville, NC 27560-8417.

ITEM 11.    EXECUTIVE COMPENSATION

The information contained in the Proxy Statement under the captions “Board of Directors – Compensation of Directors” and “Executive Compensation” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                     AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION as of March 31, 2011
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	8,244,860	$ 6.05	362,704

Equity Compensation Plans Not Approved by Security Holders	0	Not Applicable	0
Total	8,244,860	$ 6.05	362,704

1) These shares consist of 7,189,950 stock options, restricted stock units, performance shares and performance share units issued and outstanding under the 2007 Incentive Plan and 1,054,910 stock options issued and outstanding under prior plans of the Company and its predecessors.  The number of performance shares and performance share units subject to these awards reflects the maximum number of shares to be earned if certain company-wide performance criteria are met at the end of the performance periods.

(2) The weighted-average exercise price does not take into account restricted stock units or performance share units.

(3) The Incentive Plan allows for these shares to be issued in a variety of forms, including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards.  Further, the Number of Securities Remaining Available for Future Issuance as set forth in this column (c) will increase by the Number of Securities to be Issued (as reflected in column (a)) which are associated with options, rights and warrants plus other stock awards that are forfeited from time to time.

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

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations and Comprehensive Income (Loss) –Years ended March 31, 2011, 2010 and 2009

Consolidated Balance Sheets - March 31, 2011 and 2010

Statement of Consolidated Stockholders' Equity - Years ended March 31, 2011, 2010 and 2009

Statement of Consolidated Cash Flows - Years ended March 31, 2011, 2010 and 2009

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

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K, filed March 28, 2011 (SEC File No. 1-3684).

4.01

Specimen of Common Stock certificate incorporated by reference to Exhibit 4.01 to the Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed February 8, 2010 (SEC File No. 1-3684).

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

10.03

Second Amendment to Credit Agreement, dated as of June 9, 2010, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.23 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010, filed June 14, 2010 (SEC File No. 1-3684).*

10.04

Third Amendment to Credit Agreement dated as of June 10, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (filed herewith).

10.05

Registration Rights Agreement dated as of July 2, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.06

Registration Rights Agreement dated as of August 26, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.07

Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).*

10.08

Form of Agreement for Stock Awards (Career Shares), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.09

Form of Agreement for Stock Units (Career Share Units), incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.10

Form of Agreement for Stock Units (Performance-Based Restricted Stock Units), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.11

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.12

Form of Restricted Stock Unit Agreement (Supplemental Award), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

	10.13	Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.14

Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

	10.15	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

(b)	Exhibits (continued)

	10.16	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.17

Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (SEC File No. 1-3684).*

10.18

Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.19

DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.20

Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.21

Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.22

Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.23

Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.24

Consulting Agreement, effective as of December 1, 2010, among Alliance One International, Inc., Meriturn Partners, LLC and Mark Kehaya, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.25

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.26

Separation Agreement dated as of December 14, 2010 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on December 15, 2010 (SEC File No 1-3684).*

10.27

Supplemental Release Of Claims, dated as of December 14, 2010, between Robert E. Harrison and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on December 15, 2010 (SEC File No 1-3684).*

10.28

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Henry C. Babb, Jr., incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K filed, January 7, 2009 (SEC File No. 1-3684).*

10.29

Separation and General Release Agreement dated as of July 20, 2009 between Alliance One International, Inc. and Hilton Kappaun, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 22, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).*

	10.30	Summary of director and executive officer compensation arrangements (filed herewith).*

10.31

Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 20 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 13, 2010 (SEC File No. 1-3684) *

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)

(b)	Exhibits (continued)

	12	Ratio of Earnings to Fixed Charges (filed herewith).

	21	List of Subsidiaries (filed herewith).

	23.1	Consent of Deloitte & Touche LLP (filed herewith).

	31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).

	32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

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

SCHEDULE II-VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
ADDITIONS
		(1)	(2)
DESCRIPTION (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts -Describe	Deductions -Describe	Balance at End of Period
Year ended March 31, 2009
Deducted from asset accounts:
Allowance for doubtful accounts	$ 10,033	$ 882	$ -	$ 2,431 (A)	$ 8,484

Year ended March 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$ 8,484	$ 447	$ -	$ 5,025 (A,B)	$ 3,906

Year ended March 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$ 3,906	$ 3,086	$ -	$ 3,260 (A)	$ 3,732

(A) Currency translation and direct write off.

(B) Subsidiary sold - $4,585.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 10, 2011.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 10, 2011.

/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Chairman and Interim Chief Executive Officer (Principal Executive Officer)	/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Director

/s/ Robert A. Sheets By________________________________________________ Robert A. Sheets Executive Vice President-Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	/s/ B. Clyde Preslar By________________________________________________ B. Clyde Preslar Director

/s/ Hampton R. Poole, Jr. By________________________________________________ Hampton R. Poole, Jr. Vice President-Controller (Principal Accounting Officer)	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green, Jr. Director	/s/ William S. Sheridan By________________________________________________ William S. Sheridan Director

/s/ John M. Hines By________________________________________________ John M. Hines Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director

EXHIBIT INDEX
Exhibits

3.01

Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K, filed March 28, 2011 (SEC File No. 1-3684).

4.01

Specimen of Common Stock certificate incorporated by reference to Exhibit 4.01 to the Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed February 8, 2010 (SEC File No. 1-3684).

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

10.03

Second Amendment to Credit Agreement, dated as of June 9, 2010, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.23 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010, filed June 14, 2010 (SEC File No. 1-3684).*

10.04

Third Amendment to Credit Agreement dated as of June 10, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (filed herewith).

10.05

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

10.06

Registration Rights Agreement dated as of August 26, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.07

Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).*

10.08

Form of Agreement for Stock Awards (Career Shares), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.09

Form of Agreement for Stock Units (Career Share Units), incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.10

Form of Agreement for Stock Units (Performance-Based Restricted Stock Units), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.11

Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.12

Form of Restricted Stock Unit Agreement (Supplemental Award), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

	10.13	Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.14

Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

	10.15	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

	10.16	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.17

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

10.19

DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.20

Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.21

Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

EXHIBIT INDEX
Exhibits	(continued)

10.22

Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.23

Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.24

Consulting Agreement, effective as of December 1, 2010, among Alliance One International, Inc., Meriturn Partners, LLC and Mark Kehaya, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.25

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.26

Separation Agreement dated as of December 14, 2010 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on December 15, 2010 (SEC File No 1-3684).*

10.27

Supplemental Release Of Claims, dated as of December 14, 2010, between Robert E. Harrison and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on December 15, 2010 (SEC File No 1-3684).*

10.28

Amended and Restated Employment Agreement, dated as of December 31, 2008 between Alliance One International, Inc. and Henry C. Babb, Jr., incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Current Report on Form 8-K filed, January 7, 2009 (SEC File No. 1-3684).*

10.29

Separation and General Release Agreement dated as of July 20, 2009 between Alliance One International, Inc. and Hilton Kappaun, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated July 22, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).*

	10.30		Summary of director and executive officer compensation arrangements (file herewith).*

10.31

Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 20 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 13, 2010 (SEC File No. 1-3684).*

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