Form 10-Q
period 2011-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2011-08-04
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED June 30, 2011

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

As of July 29, 2011, the registrant had 87,074,012 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2011 and 2010
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2011	2010

Sales and other operating revenues	$ 361,564	$490,956
Cost of goods and services sold	305,316	410,938
Gross profit	56,248	80,018
Selling, administrative and general expenses	34,955	37,274
Other income	3,230	1,602
Restructuring charges	769	-
Operating income	23,754	44,346
Debt retirement expense	-	932
Interest expense (includes debt amortization of $2,580 and $2,221 for the three months in 2011 and 2010, respectively)	25,776	26,736
Interest income	1,491	1,983
Income (loss) before income taxes and other items	(531)	18,661
Income tax expense (benefit)	(1,881)	4,830
Net income	1,350	13,831
Less: Net income attributable to noncontrolling interests	29	9
Net income attributable to Alliance One International, Inc.	$ 1,321	$ 13,822

Earnings per share:
Basic	$ .02	$ .16
Diluted	$ .02	$ .13

Weighted average number of shares outstanding:
Basic	86,812	88,961
Diluted	110,082	112,292

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)				June 30, 2011	June 30, 2010	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents				$ 70,386	$ 247,636	$ 43,506
Trade and other receivables, net				172,464	119,080	279,904
Accounts receivable, related parties				71,392	48,304	61,981
Inventories				1,000,311	1,044,406	800,365
Advances to tobacco suppliers				86,120	82,629	74,556
Recoverable income taxes				5,710	2,947	7,191
Current deferred taxes				7,429	32,484	3,955
Prepaid expenses				48,729	61,108	42,319
Assets held for sale				389	537	413
Current derivative asset				940	6,342	2,543
Other current assets				598	1,107	542
Total current assets				1,464,468	1,646,580	1,317,275

Other assets
Investments in unconsolidated affiliates				25,665	23,202	25,665
Goodwill and other intangible assets				39,984	43,827	41,205
Deferred income taxes				83,600	148,987	82,707
Other deferred charges				21,264	27,239	21,019
Other noncurrent assets				84,154	105,011	83,371
				254,667	348,266	253,967

Property, plant and equipment, net				237,569	198,240	237,088
				$ 1,956,704	$ 2,193,086	$ 1,808,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 497,453	$ 510,562	$ 231,407
Accounts payable				104,514	123,631	86,103
Due to related parties				31,386	4,337	38,937
Advances from customers				24,223	92,736	17,576
Accrued expenses and other current liabilities				92,831	139,723	78,459
Current derivative liability				633	-	-
Income taxes				15,209	11,395	17,149
Long-term debt current				994	448	784
Total current liabilities				767,243	882,832	470,415

Long-term debt				737,039	765,684	884,371
Deferred income taxes				3,538	4,237	3,816
Liability for unrecognized tax benefits				15,155	20,699	14,733
Pension, postretirement and other long-term liabilities				113,744	113,470	118,983
				869,476	904,090	1,021,903

Stockholders’ equity	June 30, 2011	June 30, 2010	March 31, 2011
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	94,927	97,198	94,938	456,420	461,145	455,409
Retained deficit				(119,472)	(35,420)	(120,793)
Accumulated other comprehensive loss				(20,191)	(24,026)	(21,803)
Total stockholders’ equity of Alliance One International, Inc.				316,757	401,699	312,813
Noncontrolling interests				3,228	4,465	3,199
Total equity				319,985	406,164	316,012
				$ 1,956,704	$ 2,193,086	$ 1,808,330

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2010	$ 460,971	$ (49,242)	$ (3,691)	$ (17,638)	$ 4,522	$ 394,922
Net income	-	13,822	-	-	9	13,831
Restricted stock surrendered	(340)	-	-	-	-	(340)
Exercise of employee stock options	20	-	-	-	-	20
Stock-based compensation	494	-	-	-	-	494
Conversion of foreign currency financial statements	-	-	(2,697)	-	(66)	(2,763)

Balance, June 30, 2010	$ 461,145	$ (35,420)	$ (6,388)	$ (17,638)	$ 4,465	$ 406,164

Balance, March 31, 2011	$ 455,409	$ (120,793)	$ (1,376)	$ (20,427)	$ 3,199	$ 316,012
Net income	-	1,321	-	-	29	1,350
Restricted stock surrendered	(7)	-	-	-	-	(7)
Stock-based compensation	1,018	-	-	-	-	1,018
Conversion of foreign currency financial statements	-	-	681	-	-	681
Adjustment in pensions	-	-	-	931	-	931

Balance, June 30, 2011	$ 456,420	$ (119,472)	$ (695)	$ (19,496)	$ 3,228	$ 319,985

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2011 and 2010 (Unaudited)

(in thousands)	June 30, 2011	June 30, 2010

Operating activities
Net income	$ 1,350	$ 13,831
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	7,944	7,094
Debt amortization/interest	3,403	3,216
Restructuring charges	58	-
Gain on foreign currency transactions	(3,566)	(5,224)
Changes in operating assets and liabilities, net	(81,166)	(192,080)
Other, net	160	(1,279)
Net cash used by operating activities	(71,817)	(174,442)

Investing activities
Purchases of property, plant and equipment	(12,757)	(13,111)
Proceeds from sale of property, plant and equipment	905	1,465
Other, net	658	(551)
Net cash used by investing activities	(11,194)	(12,197)

Financing activities
Net proceeds from short-term borrowings	264,056	334,322
Proceeds from long-term borrowings	50,200	-
Repayment of long-term borrowings	(198,164)	(24,019)
Debt issuance cost	(4,234)	(3,374)
Other, net	-	(630)
Net cash provided by financing activities	111,858	306,299

Effect of exchange rate changes on cash	(1,967)	(1,762)

Increase in cash and cash equivalents	26,880	117,898
Cash and cash equivalents at beginning of period	43,506	129,738

Cash and cash equivalents at end of period	$ 70,386	$ 247,636

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included.  The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2011.

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $5,515 and $7,655 for the three months ended June 30, 2011 and 2010, respectively.

Other Deferred Charges

Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

New Accounting Standards

Recently Adopted Accounting Pronouncements

On April 1, 2011 the Company adopted new accounting guidance on accounting for multiple-deliverable revenue arrangements. The objective of this accounting guidance is to address the accounting for multiple-deliverable arrangements to enable vendors to account for products or services (deliverables) separately rather than as a combined unit. The Company adopted this new accounting guidance with no material impact on its financial condition or results of operations.

         On April 1, 2011, the Company adopted new accounting guidance on fair value measurements and disclosures. This guidance requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires reporting entities to present separately information about purchases, sales, issuances, and settlements in their Level 3 fair value reconciliations.  The Company adopted these new disclosure requirements with no material impact on its financial condition or results of operations.  See Note 17 “Fair Value Measurements” for further details.

Recent Accounting Pronouncements Not Yet Adopted

In May 2011, the FASB issued new accounting guidance on fair value measurements and disclosures. The objective of this accounting guidance is to provide consistent common fair value measurement and disclosure requirements in U.S. GAAP and IFRS such as clarifying how existing fair value measurement requirements should be applied, changing particular principles and requirements for measuring fair value and fair value measurement disclosures.   This accounting guidance will be effective for the Company on January 1, 2012. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

          In June 2011, the FASB issued new accounting guidance on comprehensive income. The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead.  This accounting guidance will be effective for the Company on January 1, 2012. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

2.  INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of June 30, 2011, the Company’s unrecognized tax benefits totaled $8,916, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2011, accrued interest and penalties totaled $8,254 and $1,484, respectively.

         The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

Alliance One International, Inc. and Subsidiaries

2.  INCOME TAXES (continued)

Accounting for Uncertainty in Income Taxes (continued)

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit of $130, interest of $80, and penalties of $98, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.  In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements.  The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions.  The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of June 30, 2011, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2008.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three Months Ended June 30, 2011

The effective tax rate used for the three months ended June 30, 2011 was 354.2% compared to 25.9% for the three months ended June 30, 2010.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ended March 31, 2012 to be 17.0% after absorption of discrete items.

         For the three months ended June 30, 2011, the Company recorded a specific event adjustment benefit of $3,914, bringing the effective tax rate estimated for the three months of (382.9)% to 354.2%.  This specific event adjustment benefit relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits and net exchange gains on income tax accounts.   For the three months ended June 30, 2010, the Company recorded a specific event adjustment expense of $1,227, bringing the effective tax rate estimated for the three months of 19.3% to 25.9%.  This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits, net exchange gains on income tax accounts and a tax adjustment related to the foreign currency exchange account.  The significant difference in the estimated effective tax rate for the three months ended June 30, 2011 from the statutory rate is primarily due to net exchange gains on income tax accounts and foreign income tax rates lower than the U.S. rate.

3.  GUARANTEES

The Company and certain of its foreign subsidiaries guarantee bank loans to suppliers to finance their crops.  Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets.  The Company also guarantees bank loans to certain tobacco cooperatives to assist with the financing of their suppliers’ crops.  Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company.  The Company is obligated to repay any guaranteed loan should the supplier or tobacco cooperative default.  If default occurs, the Company has recourse against the supplier or cooperative.  The Company also guarantees bank loans of certain unconsolidated subsidiaries in Asia and Zimbabwe.  The following table summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2011	June 30, 2010	March 31, 2011
Amounts guaranteed (not to exceed)	$ 145,223	$ 152,128	$ 119,114
Amounts outstanding under guarantee	96,573	131,477	102,550
Fair value of guarantees	2,950	8,933	4,575

         Of the guarantees outstanding at June 30, 2011 approximately 87% expire within one year and the remainder within five years.  The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the condensed consolidated balance sheets and included in crop costs.

         In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of June 30, 2011 and 2010 and March 31, 2011, respectively, the Company had balances of $32,839, $49,651 and $27,750 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the condensed consolidated balance sheets.

Alliance One International, Inc. and Subsidiaries

4.  RESTRUCTURING CHARGES

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives during the third quarter of fiscal 2011.  The initiatives will continue over the coming quarters as the Company continues to define and execute the necessary changes to support core business functions.

The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months ended June 30, 2011:

Three Months
Ended
Restructuring Charges	June 30, 2011
Employee separation and other cash charges:
Beginning balance	$ 6,193
Period charges:
Severance charges	738
Other cash charges	31
Total period charges	769
Payments through June 30	(1,742)
Ending balance June 30	$ 5,220
Total restructuring charges for the period	$ 769

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months ended June 30, 2011:

Three Months
Ended
Employee Separation and Other Cash Charges	June 30, 2011

Beginning balance:	$ 6,193
South America	1,073
Other regions	5,120
Period charges:	$ 769
South America	-
Other regions	769
Payments through June 30:	$ (1,742)
South America	(80)
Other regions	(1,662)
Ending balance June 30:	$ 5,220
South America	993
Other regions	4,227

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

Alliance One International, Inc. and Subsidiaries

5.  GOODWILL AND INTANGIBLES (continued)

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months June 30, 2011 and 2010:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2011	-	14	5	3
March 31, 2010 balance:
Gross carrying amount	$ 2,794	$ 33,700	$ 7,893	$ 14,459	$ 58,846
Accumulated amortization	-	(8,214)	(1,452)	(4,189)	(13,855)
Net March 31, 2010	2,794	25,486	6,441	10,270	44,991
Amortization expense	-	(421)	(47)	(696)	(1,164)
Net June 30, 2010	2,794	25,065	6,394	9,574	43,827
Additions	-	-	-	1,308	1,308
Amortization expense	-	(1,264)	(449)	(2,217)	(3,930)
Net March 31, 2011	2,794	23,801	5,945	8,665	41,205
Additions	-	-	-	206	206
Amortization expense	-	(421)	(244)	(762)	(1,427)
Net June 30, 2011	$ 2,794	$ 23,380	$ 5,701	$ 8,109	$ 39,984

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible	Total
2012	$ 1,685	$ 1,173	$ 3,097	$ 5,955
2013	1,685	1,251	3,195	6,131
2014	1,685	1,251	1,757	4,693
2015	1,685	1,173	443	3,301
2016	1,685	1,097	281	3,063
Later	15,376	-	98	15,474
	$ 23,801	$ 5,945	$ 8,871	$ 38,617

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2011.  These estimates will change as new costs are incurred and until the software is placed into service in all locations.

6.  VARIABLE INTEREST ENTITIES

Consolidated Variable Interest Entities

The Company held a variable interest in one joint venture in which the Company was the primary beneficiary because of its power to direct activities that most significantly impacted the economic performance of the entity.  The joint venture was an enterprise that served as a dedicated inventory supply source in Asia and the Company’s variable interest in this joint venture related to working capital advances and guarantees of the joint venture’s borrowings.  The Company terminated its relationship with this entity during the three months ended June 30, 2011 with no material impact on its financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

6.  VARIABLE INTEREST ENTITIES (continued)

Consolidated Variable Interest Entities (continued)

          As the primary beneficiary of this VIE, the entity’s material assets, liabilities and results of operations were previously included in the Company’s consolidated financial statements. The following table summarizes the material carrying amounts of the entity’s assets, all of which are restricted, included in the Company’s consolidated balance sheets.

Assets of Consolidated VIE	June 30, 2010	March 31, 2011
Inventory	$ 4,842	$ 5,195
Advances to suppliers	2,843	1,770

          Amounts presented in the table above as restricted assets relating to the consolidated VIE are adjusted for intercompany eliminations.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures.  In addition, the Company also guarantees one of its joint venture’s borrowings which also represent a variable interest in that joint venture.  The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At June 30, 2011 and 2010, and March 31, 2011, the Company’s investment in these joint ventures was $24,753, $22,878 and $24,753, respectively and is classified as Investments in Unconsolidated Affiliates in the condensed consolidated balance sheets. The Company’s advances to these joint ventures were $1,965, $9,102 and $36 at June 30, 2011 and 2010, and March 31, 2011, respectively and are classified as Accounts Receivable, Related Parties in the condensed consolidated balance sheets.  The Company guaranteed an amount to a joint venture not to exceed $19,348, $16,581 and $16,982 at June 30, 2011 and 2010, and March 31, 2011, respectively.  The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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

          The following table presents the summary segment information for the three months ended June 30, 2011 and 2010:

	Three Months Ended
	June 30 ,
	2011	2010
Sales and other operating revenues:
South America	$ 155,845	$ 263,878
Other regions	205,719	227,078
Total revenue	$ 361,564	$ 490,956

Operating income:
South America	$ 14,322	$ 19,149
Other regions	9,432	25,197
Total operating income	23,754	44,346

Debt retirement expense	-	932
Interest expense	25,776	26,736
Interest income	1,491	1,983
Income (loss) before income taxes and other items	$ (531)	$ 18,661

Alliance One International, Inc. and Subsidiaries

7. SEGMENT INFORMATION (continued)

Analysis of Segment Assets	June 30, 2011	June 30, 2010	March 31, 2011
Segment assets:
South America	$ 740,715	$ 941,448	$ 690,428
Other regions	1,215,989	1,251,638	1,117,902
Total assets	$ 1,956,704	$ 2,193,086	$ 1,808,330

8.  EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at June 30, 2011 and 2010.  This subsidiary waives its right to receive dividends and it does not have the right to vote.

          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 4,413 at a weighted average exercise price of $6.06 per share at June 30, 2011 and 1,559 at a weighted average exercise price of $7.01 per share at June 30, 2010.

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

          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012.  As of June 30, 2011, the Company had purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.  At June 30, 2011, the Company did not achieve the necessary fixed charge coverage ratio under the indenture governing the Company’s 10% Senior Notes due 2016 to access the restricted payments basket for the purchase of common stock.

          The following table summarizes the computation of earnings per share for the three months ended June 30, 2011 and 2010, respectively.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2011	2010
BASIC EARNINGS
Net income attributable to Alliance One International, Inc.	$ 1,321	$ 13,822

SHARES
Weighted average number of shares outstanding	86,812	88,961

BASIC EARNINGS PER SHARE	$ .02	$ .16

DILUTED EARNINGS
Net income attributable to Alliance One International, Inc.	$ 1,321	$ 13,822
Plus interest expense on 5 1/2% convertible notes, net of tax	1,028	1,028
Net income attributable to Alliance One International, Inc. as adjusted	$ 2,349	$ 14,850

SHARES
Weighted average number of common shares outstanding	86,812	88,961
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	398	459
Assuming conversion of 5 1/2% convertible notes at the time of issuance	22,872	22,872
Shares applicable to stock warrants	-*	-*
Adjusted weighted average number of common shares outstanding	110,082	112,292

DILUTED EARNINGS PER SHARE	$ .02	$ .13

* For the three months ended June 30, 2011 and 2010, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

Alliance One International, Inc. and Subsidiaries

9.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended
	June 30 ,
	2011	2010
Net income	$ 1,350	$ 13,831
Equity currency conversion adjustment	681	(2,763)
Pension adjustment, net of tax of $399	931	-
Total comprehensive income	2,962	11,068
Comprehensive income (loss) attributable to noncontrolling interests	29	(57)
Total comprehensive income attributable to Alliance One International, Inc.	$ 2,933	$ 11,125

10.  STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $1,018 and $494 for the three months ended June 30, 2011 and 2010, respectively.

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

          During the three months ended June 30, 2011 and 2010, respectively, the Company did not make any stock-based compensation awards.

11.  CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $8,441 and the total assessment including penalties and interest through June 30, 2011 is $19,140.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The assessment of $8,441 represents intrastate trade tax credit amounts which were offset against intrastate trade tax payables as allowed under Brazilian law.  At June 30, 2011, the Company also has intrastate trade tax credits from Parana with a carrying value of $5,084, which is net of impairment charges.  The Company expects to be able to recover the tax credits once the tax assessment is resolved.  After the assessment, the Company has treated new expenditures for intrastate trade taxes on tobacco acquisition as a cost of inventory procurement.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina.  These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities.  The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold.  The tax credits have a carrying value of $47,995, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  In addition, the Company received an assessment in 2006 for federal income taxes that were offset by the IPI credit bonus.  The assessment is valued at $31,149 at June 30, 2011.  The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities. As a result of various legislative and judicial actions, the Company does not expect a ruling in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

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

           Mindo, S.r.l., the purchaser in 2004 of the Company’s Italian subsidiary Dimon Italia, S.r.l., has asserted claims against subsidiaries of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$10,616) plus interest and costs.  The Company believes the claim to be without merit and is vigorously defending it.  A hearing for the disposition of this matter is scheduled for December 2011.  No amounts have been reserved with respect to such claim.

           On June 6, 2008, the Company’s Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The class action’s focus is a review of tobacco supplier contracts and business practices, specifically aiming to prohibit processors from notifying the national credit agency of producers in debt, prohibiting processors from deducting tobacco suppliers’ debt from payments for tobacco, and seeking the modification of other contractual terms historically used in the purchase of tobacco.  The case is currently before the 2nd civil court of São Lourenço do Sul.  The Company’s motion to dismiss the class action is currently pending.  The Company believes this claim to be without merit and is vigorously defending it. Ultimate exposure if an unfavorable outcome is received is not determinable.

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

12.  DEBT ARRANGEMENTS

Senior Notes

At June 30, 2011, the Company did not achieve the ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0 necessary under the indenture governing the 10% Senior Notes due 2016 to access the restricted payments basket for the purchase of common stock and other actions under that basket.  The Company from time to time may not satisfy the required ratio.

13.  DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the three months ended June 30, 2011 and 2010, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with generally accepted accounting principles.

Alliance One International, Inc. and Subsidiaries

13.  DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Fair Value of Derivative Financial Instruments (continued)

           The following table summarizes the fair value of the Company’s derivatives by type at June 30, 2011 and 2010, and March 31, 2011.

Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at June 30, 2011	Current derivative asset	$ 940	Current derivative liability	$ 633
Foreign currency contracts at June 30, 2010	Current derivative asset	$ 6,342	Current derivative liability	$ -
Foreign currency contracts at March 31, 2011	Current derivative asset	$ 2,543	Current derivative liability	$ -

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

          The following table summarizes the earnings effects of derivatives in the condensed consolidated statements of operations for the three months ended June 30, 2011 and 2010.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income for the Three Months Ending June 30,
		2011	2010

Foreign currency contracts	Cost of goods and services sold	$ 6,771	$ 3,313
Foreign currency contracts	Selling, administrative and general expenses	(35)	(37)
Total		$ 6,736	$ 3,276

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

          Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Turkey, and the United Kingdom.  In the quarter ended June 30, 2011, Malawi enacted legislation that terminated the statutorily required defined benefit plan and replaced it with a defined contribution plan.  This terminated defined benefit plan resulted in a curtailment gain of $4,989.  The new statutorily required defined contribution plan will be integrated with the Company’s existing defined contribution plan resulting in an additional liability of $4,172 at June 30, 2011.

Alliance One International, Inc. and Subsidiaries

14.  PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2011	2010
Service cost	$ 614	$ 805
Interest expense	2,140	2,192
Expected return on plan assets	(1,637)	(1,428)
Amortization of prior service cost	27	6
Actuarial loss	306	335
Curtailment gain recognized	(4,989)	-
Net periodic pension cost (benefit)	$ (3,539)	$ 1,910

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of June 30, 2011, contributions of $2,598 were made to pension plans for fiscal 2012.  Additional contributions to pension plans of approximately $10,100 are expected during the remainder of fiscal 2012.  However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements.  As of June 30, 2011, contributions of $194 were made to the plans for fiscal 2012.  Additional contributions of $811 to the plans are expected during the rest of fiscal 2012.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2011	2010
Service cost	$ 18	$ 20
Interest expense	167	166
Amortization of prior service cost	(411)	(410)
Actuarial loss	101	108
Net periodic pension (benefit)	$ (125)	$ (116)

15.  INVENTORIES

The following table summarizes the Company’s costs in inventory:

	June 30, 2011	June 30, 2010	March 31, 2011
Processed tobacco	$ 723,000	$ 724,376	$ 525,759
Unprocessed tobacco	231,295	271,857	230,831
Other	46,016	48,173	43,775
	$ 1,000,311	$ 1,044,406	$ 800,365

Alliance One International, Inc. and Subsidiaries

16.  SALE OF RECEIVABLES

The Company continuously sells a designated pool of trade receivables to special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution under an accounts receivable securitization program. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit with this financial institution is $125,000 and requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales.

          All of the receivables sold to the unaffiliated financial institution for cash are removed from the Condensed Consolidated Balance Sheet and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Statement of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institution in cash and the balance is a deferred purchase price receivable, which is paid to the special purpose entity as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in accounts receivable in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow, and due to its high credit quality and short maturity their fair value approximated book value.

          The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of .5% of serviced receivables per annum. Servicing fees recognized during the three months ended June 30, 2011 and 2010 were not material and are recorded as a reduction of selling, administrative and general expenses within the Condensed Consolidated Statement of Operations. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets and liabilities are recognized.

          The difference between the carrying amount of the receivables sold under this program and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income in the Condensed Consolidated Statements of Operations

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	June 30		March 31
	2011	2010	2011
Receivables outstanding in facility:
As of June 30	$ 82,912	$ 112,142	$ 53,156
Beneficial interest as of June 30	$ 13,972	$ 13,188	$ 15,797

Impact on beneficial interest resulting from changes in discount rate:
10%	$ 35	$ 46
20%	$ 71	$ 92

Criteria to determine beneficial interest as of June 30:
Weighted average life in days	61	57	67
Discount rate (inclusive of 0.5% servicing fee)	2.43%	2.62%	2.46%
Unused balance fee	0.40%	0.40%	0.40%

Cash proceeds for the three months ended June 30:
Cash purchase price	$ 99,977	$ 78,368
Deferred purchase price	37,494	27,829
Service fees	85	120
Total	$ 137,556	$ 106,317

Loss on sale of receivables
Three months ended June 30	$ 644	$ 230

Alliance One International, Inc. and Subsidiaries

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

	June 30, 2011	June 30, 2010	March 31, 2011
Long term debt
Carrying value	$ 738,033	$ 766,132	$ 885,155
Estimated fair value	737,654	773,214	905,330

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

•

Level 3 – Significant inputs to the valuation model are unobservable.

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Derivative financial instruments	Securitized beneficial interests	Total Assets	Derivative financial instruments	Guarantees	Total Liabilities
Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	940	-	940	633	-	633
Level 3	-	13,972	13,972	-	2,950	2,950
Totals for June 30, 2011	$ 940	$ 13,972	$ 14,912	$ 633	$ 2,950	$ 3,583

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	6,342	-	6,342	-	-	-
Level 3	-	13,188	13,188	-	8,933	8,933
Totals for June 30, 2010	$ 6,342	$ 13,188	$ 19,530	$ -	$ 8,933	$ 8,933

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	2,543	-	2,543	-	-	-
Level 3	-	15,797	15,797	-	4,575	4,575
Totals for March 31, 2011	$ 2,543	$ 15,797	$ 18,340	$ -	$ 4,575	$ 4,575

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended June 30, 2011
	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance March 31, 2011	$ 15,797	$ 4,575
Issuances of guarantees/sales of receivables	35,093	1,293
Settlements	(36,274)	(2,398)
Changes in anticipated loss rate	-	(520)
Losses recognized in earnings	(644)	-
Ending Balance June 30, 2011	$ 13,972	$ 2,950

Alliance One International, Inc. and Subsidiaries

17.  FAIR VALUE MEASUREMENTS (continued)

	Three Months Ended June 30, 2010
	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance March 31, 2010	$ 25,125	$ 13,478
Issuance of guarantees/sales of receivables	17,181	2,355
Settlements	(28,888)	(6,900)
Losses recognized in earnings	(230)	-
Ending Balance June 30, 2010	$ 13,188	$ 8,933

          The amount of unrealized losses relating to assets still held June 30, 2011 and  2010, and  March 31, 2011 was $381, $458 and $288, respectively, all relating to securitized beneficial interests.  Gains and losses included in earnings are reported in Other Income in the condensed consolidated statements of operations.

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

18.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	June 30, 2011	June 30, 2010	March 31, 2011
Balances:
Accounts receivable	$ 71,392	$ 48,304	$ 61,981
Accounts payable	31,386	4,337	38,937

	Three Months Ended June 30,
	2011	2010
Transactions:
Purchases	$ 30,725	$ 12,716

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.

          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary.  The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco.  The balance due from the Zimbabwe subsidiary includes a $32,094 pledge to a bank, which has been recorded in notes payable to banks.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Sales and other operating revenues for the quarter were negatively impacted as expected by Philip Morris International, Inc.’s (“PMI”) prior year purchase of our tobacco suppliers in Southern Brazil and opportunistic sales in the prior year that did not recur.  In addition, product mix, continued pressures on margin due to the industry being in an oversupply situation and the exchange rate impact on foreign denominated operating costs decreased our gross margin as a percentage of sales.  Cost saving initiatives initiated in fiscal 2011 are starting to benefit selling, administrative and general expenses this year despite incurring an additional $1.2 million this quarter for our independent monitor.  While pretax income decreased $19.2 million compared to last year, it is in line with our expectations and not indicative of our anticipated results for fiscal 2012.  Our effective tax rate is 354.2% primarily related to a specific event adjustment benefit related to unrecognized tax benefit liabilities and net exchange gains on income tax accounts.

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

Outlook

As a result of replacing volumes lost to the semi-vertical integration efforts of Japan Tobacco International, Inc. (“JTI”) and PMI, our customer mix is changing and the timing of our fiscal year sales patterns are shifting this year.  Previously, the majority of sales to JTI and PMI occurred in the early quarters.  We have largely made up the lost sales but with customers who typically ship later in the fiscal year.  While the global oversupply situation is impacting our current results, we do not expect the impact on our fiscal year results to be as much as we previously anticipated and early indications are that the oversupply trend may be starting to reverse.  We continue to implement the various restructuring initiatives we launched in the third and fourth quarters of the last fiscal year.  Initial results are positive but it will take time to get the full effect of these programs.  We are committed to the successful implementation of the required changes to our business model to reposition our business.

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended
	June 30,
		Change
(in millions)	2011	$	%	2010
Sales and other operating revenues	$ 361.6	$ (129.4)	(26.4)	$ 491.0
Gross profit	56.2	(23.8)	(29.7)	80.0
Selling, administrative and general expenses	35.0	(2.3)	(6.2)	37.3
Other income	3.2	1.6		1.6
Restructuring charges	0.8	0.8		-
Operating income	23.8*	(20.5)*		44.3
Debt retirement expense	-	(0.9)		0.9
Interest expense	25.8	(0.9)		26.7
Interest income	1.5	(0.5)		2.0
Income tax expense (benefit)	(1.9)	(6.7)		4.8
Income attributable to noncontrolling interests	-	-		-
Net income attributable to Alliance One International, Inc.	$ 1.3*	$ (12.5)*		$ 13.8*

* Amounts do not equal column totals due to rounding

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (continued)

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2011	$	%	2010
Tobacco sales and other operating revenues
Sales and other operating revenues	$ 343.6	$ (143.1)	(29.4)	$ 486.7
Kilos	75.4	(34.2)	(31.2)	109.6
Average price per kilo	$ 4.56	$ 0.12	2.7	$ 4.44
Processing and other revenues	$ 18.0	$ 13.7	318.6	$ 4.3
Total sales and other operating revenues	$ 361.6	$ (129.4)	(26.4)	$ 491.0

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

Summary.  Compared to the prior year, sales and other operating revenues decreased 26.4% primarily due to the impact of PMI’s purchase of our tobacco suppliers in Southern Brazil in the prior year and opportunistic sales in the prior year that did not recur.  Gross profit as a percentage of sales decreased from 16.3% in 2010 to 15.5% in 2011 primarily due to product mix, continued pressures on margin due to the industry being in an oversupply situation and the exchange rate impact on foreign denominated operating costs.  Cost saving initiatives resulted in decreased selling, administrative and general expenses although additional independent monitor costs of $1.2 million were incurred this year.  As expected, lower sales and margins decreased operating income 46.3% or $20.5 million compared to the prior year.  After a slight decrease in interest costs, pretax income decreased $19.2 million compared to last year in line with our expectations.

          Our effective tax rate increased from 25.9% in 2010 to 354.2% in 2011.  The significant variance in the effective tax rate between 2011 and 2010 is primarily related to a specific event adjustment benefit related to unrecognized tax benefit liabilities and net exchange gains on income tax accounts.

South America Region.  Tobacco revenues decreased $121.1 million or 45.9% primarily due to a decrease of 16.4 million kilos in quantities sold and a decrease of $0.88 per kilo in average sales prices.  The decrease in volume is mainly attributable to the impact of PMI’s purchase of our tobacco suppliers in Southern Brazil in the prior year. The decrease in average sales price is primarily due to lower green costs for the current crop that have been passed on to the customer.  The prior crop size was smaller than normal due to weather conditions.  The current crop is larger than normal and is of lower quality.  As a result, green costs are lower even though exchange rates have appreciated.  Partially offsetting lower tobacco revenues are increased processing and other revenues of $13.2 million primarily from previously announced long-term processing agreements with PMI and JTI that begin with this year’s crop.

          Gross profit decreased $4.5 million however gross margin as a percentage of sales increased 5.6% compared to the prior year primarily due to product mix, gains on derivative financial instruments and recoveries of prior unrecovered tobacco supplier advances as a result of the larger crop size this year.

Other Regions.  Tobacco revenues decreased $22.0 million or 9.9% primarily as a result of a decrease of 17.8 million kilos in quantities sold partially offset by an increase of $0.85 per kilo in average sales prices.  Processing and other revenues increased slightly by $0.5 million.  Gross profits decreased $19.3 million and gross margin as a percentage of sales decreased 7.2% in 2011 compared to 2010.

          Average sales prices increased primarily due to product mix as substantial sales of lower priced byproducts were in the prior year. Decreased revenues were due to the non-recurrence of other opportunistic sales as well as the delay of shipments from Asia to next quarter.  Partially offsetting these decreases were higher sales in the current quarter from Africa that had been delayed due to congestion and other logistical issues at the port of Beira. Gross profit percentage decreases were attributable to product mix, continued pressures on margin due to the oversupply of tobacco, losses on derivative financial instruments and the exchange rate impact on foreign denominated operating costs.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to tobacco suppliers in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  In addition, from time to time, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.  Effective June 30, 2011, we did not achieve the necessary fixed charge coverage ratio under the indenture governing our Senior Notes due 2016 to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio.

          As of June 30, 2011, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode. In Africa, purchasing will continue through August in most sourcing areas while processing and consequently shipping will peak in the second and third quarters. In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2011 crop and is finishing processing with most shipping to come.  North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs.  Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs actively, and as needed on a currency by currency basis.

Working Capital

Our working capital decreased from $846.9 million at March 31, 2011 to $697.3 million at June 30, 2011.  Our current ratio was 1.9 to 1 at June 30, 2011 compared to 2.8 to 1 at March 31, 2011.  The decrease in working capital is primarily related to increased notes payable to banks and decreased net trade receivables partially offset by increased inventories and advances to tobacco suppliers.  These changes are attributable to the impact of a global oversupply of tobacco and the related financing, the purchasing and processing of tobacco in Africa and Brazil as well as the timing of trade receivable collections in accordance with credit terms.

         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2011	2010	2011
Cash and cash equivalents	$ 70.4	$ 247.6	$ 43.5
Net trade receivables	172.5	119.1	279.9
Inventories and advances to tobacco suppliers	1,086.4	1,127.0	874.9
Total current assets	1,464.5	1,646.6	1,317.3
Notes payable to banks	497.5	510.6	231.4
Accounts payable	104.5	123.6	86.1
Advances from customers	24.2	92.7	17.6
Total current liabilities	767.2	882.8	470.4
Current ratio	1.9 to 1	1.9 to 1	2.8 to 1
Working capital	697.3	763.8	846.9
Total long term debt	737.0	765.7	884.4
Stockholders’ equity attributable to Alliance One International, Inc.	316.8	401.7	312.8
Net cash provided (used) by:
Operating activities	(71.8)	(174.4)	(183.0)
Investing activities	(11.2)	(12.2)	(15.9)
Financing activities	111.9	306.3	113.0

Operating Cash Flows

Net cash used by operating activities decreased $102.6 million in 2011 compared to 2010.  The decrease in cash used was primarily due to more cash provided from trade receivables and advances from customers as a result of the timing of cash receipts.  In addition, less cash was needed for inventories and advances to tobacco suppliers and less cash was used for payables and accrued expenses due to the timing of purchases at the end of the quarter.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES (continued)

Investing Cash Flows

Net cash used by investing activities decreased $1.0 million in 2011 compared to 2010.  The decrease in cash used was primarily attributable to the collection of trade taxes in the current year compared to down payments in the previous year for long-term rents and other assets.  Decreases in proceeds from the sale of assets were primarily offset by decreases in purchases of property, plant and equipment.

Financing Cash Flows

Net cash provided by financing activities decreased $194.4 million in 2011 compared to 2010.  This decrease was primarily due to an increase in net repayment of long-term debt primarily due to repayment of our revolver borrowings in the current year that were outstanding at year end as well as the change in net proceeds from short-term borrowings.  We continuously monitor and adjust our funding sources based on business dynamics in order to enhance business flexibility and reduce costs.

Debt Financing

We continue to finance our business with a combination of short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At June 30, 2011we had cash of $70.4 million and total debt outstanding of $1,235.5 million comprised of $497.5 million of notes payable to banks, $4.4 million of other long-term debt, $612.6 million of 10% senior notes, $6.0 million of 8.5% senior notes and $115.0 million of 5 ½% convertible senior subordinated notes.  The $266.1 million seasonal increase in notes payable to banks from March 31, 2011 to June 30, 2011 results from anticipated seasonal fluctuation to account for the current purchase and processing of African and Brazilian tobaccos.  Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2011 and 2010, respectively, were $540.0 million at a weighted average interest rate of 3.00% and $523.8 million at a weighted average interest rate of 3.87%.  Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2011 and 2010 were repaid with cash provided by operating activities.  Available credit as of June 30, 2011 was $710.3 million comprised of $290.0 million under our revolver, $411.0 million of notes payable to banks and $9.3 million of availability exclusively for letters of credit. We expect to incur $15.0 million to $18.0 million of maintenance capital expenditures during fiscal year 2012.  We may also decide to deploy additional discretionary amounts to enhance future business prospects, but only if stringent management return thresholds are likely to be achieved.  No cash dividends were paid to stockholders during the quarter ended June 30, 2011.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the remainder of fiscal year 2012.

         The following table summarizes our debt financing as of June 30, 2011:

			June 30, 2011
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
	2011	2011	Available	Rate
Senior secured credit facility:
Revolver (1)	$ 148.0	$ -	$ 290.0
Senior notes:
10% senior notes due 2016	611.8	612.6	-	10.00%
8 ½% senior notes due 2012	6.0	6.0	-	8.50%
	617.8	618.6	-
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	-	5.50%
Other long-term debt	4.4	4.4	-	7.2%	(2)
Notes payable to banks (3)	231.4	497.5	411.0	3.3%	(2)
Total debt	$ 1,116.6	$ 1,235.5	701.0
Short term	$ 231.4	$ 497.5
Long term:
Long term debt current	$ 0.8	$ 1.0
Long term debt	884.4	737.0
	$ 885.2	$ 738.0
Letters of credit	$ 4.9	$ 4.2	9.3
Total credit available			$ 710.3

(1)  As of June 30, 2011 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the three months ended June 30, 2011.

(3) Primarily foreign seasonal lines of credit

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES (continued)

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of June 30, 2011, we had approximately $497.5 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $922.0 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $9.3 million available in unused letter of credit capacity with $4.2 million issued but unfunded.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:

In May 2011, the FASB issued new accounting guidance on fair value measurements and disclosures. The objective of this accounting guidance is to provide consistent common fair value measurement and disclosure requirements in U.S. GAAP and IFRS such as clarifying how existing fair value measurement requirements should be applied, changing particular principles and requirements for measuring fair value and fair value measurement disclosures.  This accounting guidance will be effective for the Company on January 1, 2012. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

          In June 2011, the FASB issued new accounting guidance on comprehensive income. The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead.  This accounting guidance will be effective for the Company on January 1, 2012. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

FACTORS THAT MAY AFFECT FUTURE RESULTS:

Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated or projected.  Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2011 and in our other filings with the Securities and Exchange Commission.  We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since March 31, 2011.  For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2011.

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

          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2011.

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

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended June 30, 2011, further developments to the financial reporting process were implemented for operations that have previously implemented SAP and the Company substantially completed the process of implementing SAP in its Indonesia operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

          Other than the financial reporting developments for the Company’s operations that have previously implemented SAP and implementation of SAP in its Indonesia operations discussed above there were no changes that occurred during the three months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

          On June 6, 2008, the Company’s Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The class action’s focus is a review of tobacco supplier contracts and business practices, specifically aiming to prohibit processors from notifying the national credit agency of producers in debt, prohibiting processors from deducting tobacco suppliers’ debt from payments for tobacco, and seeking the modification of other contractual terms historically used in the purchase of tobacco.  The case is currently before the 2nd civil court of São Lourenço do Sul.  The Company’s motion to dismiss the class action is currently pending.  The Company believes this claim to be without merit and is vigorously defending it. Ultimate exposure if an unfavorable outcome is received is not determinable.

Alliance One International, Inc. and Subsidiaries

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

Item 5.    Other Information

None.

Item 6. Exhibits.

10.01

First Amendment to Amended and Restated Employment Agreement dated as of April 7, 2011 between Alliance One International, Inc. and Henry C. Babb, Jr., incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report of Form 8-K, filed April 12, 2011 (SEC File No. 1-13684)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL:  (i) Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and June 30, 2010; (ii) Condensed Consolidated Balance Sheets as of June 30, 2011, June 30, 2010 and March 31, 2011;  (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and June 30, 2010; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text (submitted herewith)

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: August 4, 2011	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

10.01

First Amendment to Amended and Restated Employment Agreement dated as of April 7, 2011 between Alliance One International, Inc. and Henry C. Babb, Jr., incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Current Report of Form 8-K, filed April 12, 2011 (SEC File No. 1-13684)

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2011, formatted in XBRL:  (i) Condensed Consolidated Statements of Operations for the three months ended June 30, 2011 and June 30, 2010; (ii) Condensed Consolidated Balance Sheets as of June 30, 2011, June 30, 2010 and March 31, 2011;  (iii) Condensed Consolidated Statements of Cash Flows for the three months ended June 30, 2011 and June 30, 2010; and (iv) Notes to Consolidated Financial Statements, tagged as blocks of text (submitted herewith)