Form 10-Q
period 2011-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2011-11-03
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED September 30, 2011

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

As of October 28, 2011, the registrant had 87,371,316 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2011 and 2010
(Unaudited)

	Three Months Ended September 30		Six Months Ended September 30,
(in thousands, except per share data)	2011	2010	2011	2010

Sales and other operating revenues	$ 514,531	$ 559,249	$ 876,095	$ 1,050,205
Cost of goods and services sold	443,281	489,782	748,597	900,720
Gross profit	71,250	69,467	127,498	149,485
Selling, administrative and general expenses	34,402	41,518	69,357	78,792
Other income	891	18,040	4,121	19,642
Restructuring charges	747	-	1,516	-
Operating income	36,992	45,989	60,746	90,335
Debt retirement expense	-	2,511	-	3,443
Interest expense (includes debt amortization of $2,883 and $2,425 for the three months and $5,463 and $4,646 for the six months in 2011 and 2010, respectively)	27,027	27,089	52,803	53,825
Interest income	1,286	1,936	2,777	3,919
Income before income taxes and other items	11,251	18,325	10,720	36,986
Income tax expense (benefit)	16,275	(544)	14,394	4,286
Equity in net income of investee companies	1,173	1,194	1,173	1,194
Net income (loss)	(3,851)	20,063	(2,501)	33,894
Less: Net income (loss) attributable to noncontrolling interests	(130)	(216)	(101)	(207)
Net income (loss) attributable to Alliance One International, Inc.	$ (3,721)	$ 20,279	$ (2,400)	$ 34,101

Earnings (loss) per share:
Basic	$ (.04)	$ .23	$ (.03)	$ .38
Diluted	$ (.04)	$ .19	$ (.03)	$ .32

Weighted average number of shares outstanding:
Basic	86,968	88,621	86,891	88,790
Diluted	86,968	111,719	86,891	111,993

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)				September 30, 2011	September 30, 2010	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents				$ 139,575	$ 88,824	$ 43,506
Trade and other receivables, net				241,262	185,586	279,904
Accounts receivable, related parties				50,523	67,134	61,981
Inventories				1,061,849	1,008,277	800,365
Advances to tobacco suppliers				76,297	79,955	74,556
Recoverable income taxes				15,928	2,649	7,191
Current deferred taxes				13,141	31,644	3,955
Prepaid expenses				40,071	57,914	42,319
Assets held for sale				-	503	413
Current derivative asset				367	1,299	2,543
Other current assets				552	451	542
Total current assets				1,639,565	1,524,236	1,317,275

Other assets
Investments in unconsolidated affiliates				26,838	24,396	25,665
Goodwill and other intangible assets				38,321	42,894	41,205
Deferred income taxes				71,597	156,354	82,707
Other deferred charges				18,986	25,088	21,019
Other noncurrent assets				57,436	89,319	83,371
				213,178	338,051	253,967

Property, plant and equipment, net				239,513	214,206	237,088
				$ 2,092,256	$ 2,076,493	$ 1,808,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 499,890	$ 507,746	$ 231,407
Accounts payable				76,521	60,477	86,103
Due to related parties				31,295	9,192	38,937
Advances from customers				63,645	71,101	17,576
Accrued expenses and other current liabilities				86,861	98,659	78,459
Current derivative liability				655	-	-
Income taxes				18,765	11,361	17,149
Long-term debt current				1,188	441	784
Total current liabilities				778,820	758,977	470,415

Long-term debt				877,647	742,468	884,371
Deferred income taxes				3,439	3,686	3,816
Liability for unrecognized tax benefits				14,512	25,912	14,733
Pension, postretirement and other long-term liabilities				102,839	124,636	118,983
				998,437	896,702	1,021,903

Stockholders’ equity	Sept. 30, 2011	Sept. 30, 2010	March 31, 2011
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,133	94,937	94,938	457,093	452,383	455,409
Retained deficit				(123,193)	(15,141)	(120,793)
Accumulated other comprehensive loss				(21,999)	(20,492)	(21,803)
Total stockholders’ equity of Alliance One International, Inc.				311,901	416,750	312,813
Noncontrolling interests				3,098	4,064	3,199
Total equity				314,999	420,814	316,012
				$ 2,092,256	$ 2,076,493	$ 1,808,330

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2010	$ 460,971	$ (49,242)	$ (3,691)	$ (17,638)	$ 4,522	$ 394,922
Net income (loss)	-	34,101	-	-	(207)	33,894
Restricted stock surrendered	(538)	-	-	-	-	(538)
Exercise of employee stock options	106	-	-	-	-	106
Stock-based compensation	865	-	-	-	-	865
Shares purchased	(9,042)	-	-	-	-	(9,042)
Purchase of additional investment in subsidiary	21	-	-	-	(234)	(213)
Conversion of foreign currency financial statements	-	-	837	-	(17)	820

Balance, September 30, 2010	$ 452,383	$ (15,141)	$ (2,854)	$ (17,638)	$ 4,064	$ 420,814

Balance, March 31, 2011	$ 455,409	$ (120,793)	$ (1,376)	$ (20,427)	$ 3,199	$ 316,012
Net loss	-	(2,400)	-	-	(101)	(2,501)
Restricted stock surrendered	(98)	-	-	-	-	(98)
Stock-based compensation	1,782	-	-	-	-	1,782
Conversion of foreign currency financial statements	-	-	(1,127)	-	-	(1,127)
Adjustment in pensions	-	-	-	931	-	931

Balance, September 30, 2011	$ 457,093	$ (123,193)	$ (2,503)	$ (19,496)	$ 3,098	$ 314,999

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2011 and 2010 (Unaudited)

(in thousands)	September 30, 2011	September 30, 2010

Operating activities
Net income (loss)	$ (2,501)	$ 33,894
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	16,068	14,027
Debt amortization/interest	7,154	6,507
Debt retirement cost	-	3,443
Restructuring charges	792	-
(Gain) loss on foreign currency transactions	14,021	(7,725)
Gain on sale of property, plant and equipment	(2,533)	(1,482)
Gain on other sale of assets	-	(18,101)
Stock based compensation	1,868	864
Changes in operating assets and liabilities, net	(183,015)	(343,035)
Other, net	(259)	4,323
Net cash used by operating activities	(148,405)	(307,285)

Investing activities
Purchases of property, plant and equipment	(18,181)	(32,529)
Proceeds from sale of property, plant and equipment	2,392	1,891
Proceeds on other sales of assets	-	34,820
Other, net	251	825
Net cash provided (used) by investing activities	(15,538)	5,007

Financing activities
Net proceeds from short-term borrowings	272,103	325,130
Proceeds from long-term borrowings	250,200	-
Repayment of long-term borrowings	(258,182)	(49,056)
Debt issuance cost	(5,271)	(3,704)
Debt retirement cost	-	(1,687)
Repurchase of common stock	-	(9,042)
Other, net	-	106
Net cash provided by financing activities	258,850	261,747

Effect of exchange rate changes on cash	1,162	(383)

Increase (decrease) in cash and cash equivalents	96,069	(40,914)
Cash and cash equivalents at beginning of period	43,506	129,738
Cash and cash equivalents at end of period	$ 139,575	$ 88,824

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

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $3,042 and $11,016 for the three months ended September 30, 2011 and 2010, respectively and $8,614 and $18,670 for the six months ended September 30, 2011 and 2010, respectively.

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

          In June 2011, the FASB issued new accounting guidance on comprehensive income. The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead.  This accounting guidance will be effective for the Company on April 1, 2012. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

          In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary.  This accounting guidance is effective for the Company in fiscal 2012 but early adoption is permitted.  Therefore, the Company plans to adopt this guidance on January 1, 2012 which is the date of its fiscal 2012 annual goodwill testing.  The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

2.  INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of September 30, 2011, the Company’s unrecognized tax benefits totaled $8,733, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of September 30, 2011, accrued interest and penalties totaled $7,903 and $1,376 respectively.

         The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit of $1,420, interest of $6,725, and penalties of $476, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.  In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements.  The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions.  The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of September 30, 2011, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2008.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Six Months Ended September 30, 2011

The effective tax rate used for the six months ended September 30, 2011 was 134.3% compared to 11.6% for the six months ended September 30, 2010.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ended March 31, 2012 to be 25.8% after absorption of discrete items.

         For the six months ended September 30, 2011, the Company recorded a specific event adjustment expense of $13,437, bringing the effective tax rate estimated for the six months of 8.9% to 134.3%.  This specific event adjustment expense relates primarily to net exchange losses on income tax accounts and additional income tax, interest, and exchange gains related to liabilities for unrecognized tax benefits.   For the six months ended September 30, 2010, the Company recorded a specific event adjustment benefit of $2,873, bringing the effective tax rate estimated for the six months of 19.4% to 11.6%.  This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits and net exchange gains on income tax accounts.  The significant difference in the estimated effective tax rate for the six months ended September 30, 2011 from the statutory rate is primarily due to net exchange losses on income tax accounts and foreign income tax rates lower than the U.S. rate.

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

	September 30, 2011	September 30, 2010	March 31, 2011
Amounts guaranteed (not to exceed)	$ 152,653	$ 114,422	$ 119,114
Amounts outstanding under guarantee	111,418	110,762	102,550
Fair value of guarantees	5,005	4,830	4,575

         Of the guarantees outstanding at September 30, 2011 approximately 88% expire within one year and the remainder within five years.  The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the condensed consolidated balance sheets and included in crop costs.

         In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of September 30, 2011 and 2010 and March 31, 2011, respectively, the Company had balances of $3,447, $1,007 and $27,750 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the condensed consolidated balance sheets.

Alliance One International, Inc. and Subsidiaries

4.  RESTRUCTURING CHARGES

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives during the third quarter of fiscal 2011.  The initiatives will continue over the coming quarters as the Company continues to define and execute the necessary changes to support core business functions.  The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months and six months ended September 30, 2011:

	Three Months	Six Months
	Ended	Ended
Restructuring Charges	September 30, 2011	September 30, 2011
Employee separation and other cash charges:
Beginning balance	$ 5,220	$ 6,193
Period charges:
Severance charges (recovery)	(13)	725
Other cash charges	-	31
Total period charges	(13)	756
Payments through September 30	(1,414)	(3,156)
Ending balance September 30	$ 3,793	$ 3,793
Non-current asset impairment	760	760
Total restructuring charges for the period	$ 747	$ 1,516

          Non-current asset impairments are primarily for non-tobacco internally developed software intangible assets and real property in Macedonia.

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months and six months ended September 30, 2011:

	Three Months	Six Months
	Ended	Ended
Employee Separation and Other Cash Charges	September 30, 2011	September 30, 2011

Beginning balance:	$ 5,220	$ 6,193
South America	993	1,073
Other regions	4,227	5,120
Period charges:	$ (13)	$ 756
South America	419	419
Other regions	(432)	337
Payments through September 30:	$ (1,414)	$ (3,156)
South America	(867)	(947)
Other regions	(547)	(2,209)
Ending balance September 30:	$ 3,793	$ 3,793
South America	545	545
Other regions	3,248	3,248

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

Alliance One International, Inc. and Subsidiaries

5.  GOODWILL AND INTANGIBLES (continued)

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and six months September 30, 2011 and 2010:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2011	-	14	5	3
March 31, 2010 balance:
Gross carrying amount	$ 2,794	$ 33,700	$ 7,893	$ 14,459	$ 58,846
Accumulated amortization	-	(8,214)	(1,452)	(4,189)	(13,855)
Net March 31, 2010	2,794	25,486	6,441	10,270	44,991
Amortization expense	-	(421)	(47)	(696)	(1,164)
Net June 30, 2010	2,794	25,065	6,394	9,574	43,827
Additions	-	-	-	251	251
Amortization expense	-	(422)	(22)	(740)	(1,184)
Net September 30, 2010	2,794	24,643	6,372	9,085	42,894
Additions	-	-	-	1,057	1,057
Amortization expense	-	(842)	(427)	(1,477)	(2,746)
Net March 31, 2011	2,794	23,801	5,945	8,665	41,205
Additions	-	-	-	206	206
Amortization expense	-	(421)	(244)	(762)	(1,427)
Net June 30, 2011	2,794	23,380	5,701	8,109	39,984
Impairment/other	-	-	-	(357)	(357)
Amortization expense	-	(422)	(122)	(762)	(1,306)
Net September 30, 2011	$ 2,794	$ 22,958	$ 5,579	$ 6,990	$ 38,321

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible	Total
2012	$ 1,685	$ 1,173	$ 3,018	$ 5,876
2013	1,685	1,251	3,066	6,002
2014	1,685	1,251	1,628	4,564
2015	1,685	1,173	411	3,269
2016	1,685	1,097	282	3,064
Later	15,376	-	109	15,485
	$ 23,801	$ 5,945	$ 8,514	$ 38,260

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2011.  These estimates will change as new costs are incurred and until the software is placed into service in all locations.

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

Alliance One International, Inc. and Subsidiaries

6.  VARIABLE INTEREST ENTITIES (continued)

Consolidated Variable Interest Entities (continued)

          As the primary beneficiary of this VIE, the entity’s material assets, liabilities and results of operations were previously included in the Company’s consolidated financial statements. The following table summarizes the material carrying amounts of the entity’s assets, all of which are restricted, and liabilities included in the Company’s consolidated balance sheets.

Assets of Consolidated VIE	September 30, 2010	March 31, 2011
Inventory	$ 5,635	$ 5,195
Advances to suppliers	5,755	1,770
Liabilities of Consolidated VIE
Notes payable to banks	1,386	-

          Amounts presented in the table above as restricted assets relating to the consolidated VIE are adjusted for intercompany eliminations.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures.  In addition, the Company also guarantees one of its joint venture’s borrowings which also represent a variable interest in that joint venture.  The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At September 30, 2011 and 2010, and March 31, 2011, the Company’s investment in these joint ventures was $25,927, $24,072 and $24,753, respectively and is classified as Investments in Unconsolidated Affiliates in the condensed consolidated balance sheets. The Company’s advances to these joint ventures were $9,317, $9,039 and $36 at September 30, 2011 and 2010, and March 31, 2011, respectively and are classified as Accounts Receivable, Related Parties in the condensed consolidated balance sheets.  The Company guaranteed an amount to a joint venture not to exceed $17,661, $17,175 and $16,982 at September 30, 2011 and 2010, and March 31, 2011, respectively.  The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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

          The following table presents the summary segment information for the three months and six months ended September 30, 2011 and 2010:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Sales and other operating revenues:
South America	$ 222,880	$ 230,276	$ 378,725	$ 494,154
Other regions	291,651	328,973	497,370	556,051
Total revenue	$ 514,531	$ 559,249	$ 876,095	$ 1,050,205
Operating income:
South America	$ 12,252	$ 30,768	$ 26,574	$ 49,917
Other regions	24,740	15,221	34,172	40,418
Total operating income	36,992	45,989	60,746	90,335
Debt retirement expense	-	2,511	-	3,443
Interest expense	27,027	27,089	52,803	53,825
Interest income	1,286	1,936	2,777	3,919
Income before income taxes and other items	$ 11,251	$ 18,325	$ 10,720	$ 36,986

Alliance One International, Inc. and Subsidiaries

7. SEGMENT INFORMATION (continued)

Analysis of Segment Assets	September 30, 2011	September 30, 2010	March 31, 2011
Segment assets:
South America	$ 782,933	$ 719,060	$ 690,428
Other regions	1,309,323	1,357,433	1,117,902
Total assets	$ 2,092,256	$ 2,076,493	$ 1,808,330

8.  EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at September 30, 2011 and 2010.  This subsidiary waives its right to receive dividends and it does not have the right to vote.

          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 4,229 at a weighted average exercise price of $7.02 per share at September 30, 2011 and 1,527 at a weighted average exercise price of $7.00 per share at September 30, 2010.

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

          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012.  As of September 30, 2011, the Company had purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.  At September 30, 2011, the Company did not achieve the necessary fixed charge coverage ratio under the indenture governing the Company’s 10% Senior Notes due 2016 to access the restricted payments basket for the purchase of common stock.

          The following table summarizes the computation of earnings per share for the three months and six months ended September 30, 2011 and 2010, respectively.

	Three Months Ended		Six Months Ended
	September 30,		September 30,
(in thousands, except per share data)	2011	2010	2011	2010
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$ (3,721)	$ 20,279	$ (2,400)	$ 34,101
SHARES
Weighted average number of shares outstanding	86,968	88,621	86,891	88,790
BASIC EARNINGS (LOSS) PER SHARE	$ (.04)	$ .23	$ (.03)	$ .38

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$ (3,721)	$ 20,279	$ (2,400)	$ 34,101
Plus interest expense on 5 1/2% convertible notes, net of tax	-**	1,028	-**	2,056
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$ (3,721)	$ 21,307	$ (2,400)	$ 36,157
SHARES
Weighted average number of common shares outstanding	86,968	88,621	86,891	88,790
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	-**	226	-**	331
Assuming conversion of 5 1/2% convertible notes at the time of issuance	-**	22,872	-**	22,872
Shares applicable to stock warrants	-*	-*	-*	-*
Adjusted weighted average number of common shares outstanding	86,968	111,719	86,891	111,993
DILUTED EARNINGS (LOSS) PER SHARE	$ (.04)	$ .19	$ (.03)	$ .32

* For the three months and six months ended September 30, 2011 and 2010, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

**  Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share.  For the three months and six months ended September 30, 2011, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

Alliance One International, Inc. and Subsidiaries

9.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net income (loss)	$ (3,851)	$ 20,063	$ (2,501)	$ 33,894
Pension adjustment, net of tax of $399	-	-	931	-
Equity currency conversion adjustment	(1,808)	3,583	(1,127)	820
Total comprehensive income (loss)	(5,659)	23,646	(2,697)	34,714
Comprehensive income (loss) attributable to noncontrolling interest	(130)	(167)	(101)	(224)
Total comprehensive income (loss) attributable to the Company	$ (5,529)	$ 23,813	$ (2,596)	$ 34,938

10.  STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $850 and $371 for the three months ended September 30, 2011 and 2010, respectively, and $1,868 and $865 for the six months ended September 30, 2011 and 2010, respectively.

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

          During the three months and six months ended September 30, 2011 and 2010, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Restricted Stock
Number Granted	146	143	146	143
Grant Date Fair Value	$ 3.27	$ 3.34	$ 3.27	$ 3.34

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

11.  CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,105 and the total assessment including penalties and interest through September 30, 2011 is $16,453.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina.  These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities.  The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold.  The tax credits have a carrying value of $38,336, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  In addition, the Company received an assessment in 2006 for federal income taxes that were offset by the IPI credit bonus.  The assessment is valued at $26,221 at September 30, 2011.  The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities. On September 9, 2011, the Court affirmed the Company’s position regarding the IPI credit bonus which is subject to appeal.  The Company does not expect resolution in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

Alliance One International, Inc. and Subsidiaries

11.  CONTINGENCIES AND OTHER INFORMATION (continued)

Other

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4.4 million (US $5,641).  In respect of the investigation into practices in Italy, in October 2005 the EC announced that the Company and its Italian subsidiaries were assessed fines in the aggregate amount of €24.0 million (US $28,800).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals to the European courts against the EC decisions. These cases are currently at various stages of appeal.  The outcome of the appeals is uncertain as to both timing and results.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.

          Mindo, S.r.l. has asserted claims against a subsidiary of the Company arising out of the 2004 sale of the Company’s former Italian subsidiary, Dimon Italia, S.r.l., in an action filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US $10,031) plus interest and costs.  A hearing for the disposition of this matter is scheduled for December 2011.  No amounts have been reserved with respect to such claim.

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

12.  DEBT ARRANGEMENTS

Senior Secured Credit Facility

Fourth Amendment.  On November 3, 2011, the Company closed the Fourth Amendment to the Credit Agreement.  See Note 19 “Subsequent Event” to the “Notes to Condensed Consolidated Financial Statements” for further information.

Senior Notes

At September 30, 2011, the Company did not achieve the ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0 under the indenture governing the 10% Senior Notes due 2016 necessary to access the restricted payments basket for the purchase of common stock, payment of dividends and other actions under that basket.  The Company from time to time may not satisfy this ratio.

13.  DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the three months and six months ended September 30, 2011 and 2010, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with generally accepted accounting principles.

Alliance One International, Inc. and Subsidiaries

13.  DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Fair Value of Derivative Financial Instruments (continued)

           The following table summarizes the fair value of the Company’s derivatives by type at September 30, 2011 and 2010, and March 31, 2011.

Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at September 30, 2011	Current derivative asset	$ 367	Current derivative liability	$ 655
Foreign currency contracts at September 30, 2010	Current derivative asset	$ 1,299	Current derivative liability	$ -
Foreign currency contracts at March 31, 2011	Current derivative asset	$ 2,543	Current derivative liability	$ -

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

          The following table summarizes the earnings effects of derivatives in the condensed consolidated statements of operations for the three months and six months ended September 30, 2011 and 2010.

		Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Six Months Ended September 30,
		2011	2010	2011	2010
Foreign currency contracts	Cost of goods and services sold	$ (745)	$ 444	$ 6,025	$ 3,756
Foreign currency contracts	Selling, administrative and general expenses	(82)	127	(116)	90
Total		$ (827)	$ 571	$ 5,909	$ 3,846

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

          Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Turkey, and the United Kingdom.  In the quarter ended June 30, 2011, Malawi enacted legislation that terminated the statutorily required defined benefit plan and replaced it with a defined contribution plan.  This terminated defined benefit plan resulted in a curtailment gain of $4,989.  The new statutorily required defined contribution plan will be integrated with the Company’s existing defined contribution plan which resulted in an additional liability of $4,172 at June 30, 2011.

Alliance One International, Inc. and Subsidiaries

14.  PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Service cost	$ 526	$ 805	$ 1,140	$ 1,611
Interest expense	2,049	2,192	4,189	4,385
Expected return on plan assets	(1,637)	(1,428)	(3,274)	(2,856)
Amortization of prior service cost	26	6	53	11
Actuarial loss	287	335	593	669
Curtailment gain recognized	-	-	(4,989)	-
Net periodic pension cost	$ 1,251	$ 1,910	$ (2,288)	$ 3,820

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of September 30, 2011, contributions of $7,275 were made to pension plans for fiscal 2012.  Additional contributions to pension plans of approximately $5,425 are expected during the remainder of fiscal 2012.  However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements.  As of September 30, 2011, contributions of $365 were made to the plans for fiscal 2012.  Additional contributions of $640 to the plans are expected during the rest of fiscal 2012.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Service cost	$ 18	$ 20	$ 37	$ 40
Interest expense	167	166	333	332
Amortization of prior service cost	(411)	(410)	(822)	(821)
Actuarial loss	101	108	202	217
Net periodic pension cost (benefit)	$ (125)	$ (116)	$ (250)	$ (232)

15.  INVENTORIES

The following table summarizes the Company’s costs in inventory:

	September 30, 2011	September 30, 2010	March 31, 2011
Processed tobacco	$ 760,648	$ 765,024	$ 525,759
Unprocessed tobacco	263,061	202,108	230,831
Other	38,140	41,145	43,775
	$ 1,061,849	$ 1,008,277	$ 800,365

Alliance One International, Inc. and Subsidiaries

16.  SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs.

Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit with this financial institution is $125,000 and requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of .5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized during the three months and six months ended September 30, 2011 and 2010 were not material and are recorded as a reduction of Selling, Administrative and General Expenses within the Condensed Consolidated Statements of Operations.

          The agreement for the second securitization program was executed on September 28, 2011 between the Company and an unaffiliated financial institution. This program also allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. This is an uncommitted program, whereby the Company offers receivables for sale to the unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit with this financial institution is $35,000. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. This liability is recorded in Accrued Expenses and Other Liabilities in the Condensed Consolidated Balance Sheets.

          Under both programs, all of the receivables sold to the unaffiliated financial institutions for cash are removed from the Condensed Consolidated Balance Sheet and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in accounts receivable in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow.

          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income in the Condensed Consolidated Statements of Operations.

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	September 30		March 31
	2011	2010	2011
Receivables outstanding in facility:
As of September 30	$ 143,201	$ 97,329	$ 53,156
Beneficial interest as of September 30	$ 28,426	$ 25,528	$ 15,797

Servicing liability as of September 30	$ 30	$ -	$ -

Impact on beneficial interest resulting from changes in discount rate:
10%	$ 103	$ 35	$ 83
20%	$ 206	$ 71	$ 165

Criteria to determine beneficial interest as of September 30:
Weighted average life in days	95 to 170	56	67
Discount rate (inclusive of 0.5% servicing fee)	2.47% to 3.99%	2.48%	2.46%
Unused balance fee	0 to 0.40%	0.40%	0.40%
Cash proceeds for the six months ended September 30:
Cash purchase price	$ 277,860	$ 200,437
Deferred purchase price	99,432	85,357
Service fees	216	258
Total	$ 377,508	$ 286,052
Loss on sale of receivables
Three months ended September 30	$ 1,614	$ 717
Six months ended September 30	$ 2,259	$ 947

Alliance One International, Inc. and Subsidiaries

17.  FAIR VALUE MEASUREMENTS

The Company follows the current accounting guidance for fair value measurements for financial and non-financial assets and liabilities.  The financial assets and liabilities measured at fair value include derivative instruments, securitized beneficial interests and guarantees.  The non-financial assets and liabilities measured at fair value primarily include assessments of investments in subsidiaries, goodwill and other intangible assets and long-lived assets for potential impairment.  The carrying value and estimated fair value of the Company’s long-term debt are shown in the table below.

	September 30, 2011	September 30, 2010	March 31, 2011
Long-term debt
Carrying value	$ 878,835	$ 742,909	$ 885,155
Estimated fair value	767,865	808,662	905,330

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

•

Level 3 – Significant inputs to the valuation model are unobservable.

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	Derivative financial instruments	Securitized beneficial interests	Total Assets	Derivative financial instruments	Guarantees	Total Liabilities
Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	367	-	367	655	-	655
Level 3	-	28,426	28,426	-	5,005	5,005
Totals for September 30, 2011	$ 367	$ 28,426	$ 28,793	$ 655	$ 5,005	$ 5,660

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	1,299	-	1,299	-	-	-
Level 3	-	25,528	25,528	-	4,830	4,830
Totals for September 30, 2010	$ 1,299	$ 25,528	$ 26,827	$ -	$ 4,830	$ 4,830

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	2,543	-	2,543	-	-	-
Level 3	-	15,797	15,797	-	4,575	4,575
Totals for March 31, 2011	$ 2,543	$ 15,797	$ 18,340	$ -	$ 4,575	$ 4,575

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended September 30, 2011		Six Months Ended September 30, 2011
	Beneficial Interest in Securitized Receivables	Guarantees	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance	$ 13,972	$ 2,950	$ 15,797	$ 4,575
Issuance of guarantees/sales of receivables	66,867	3,306	101,960	4,599
Settlements	(50,799)	(1,420)	(87,073)	(3,818)
Changes in anticipated loss rate	-	169	-	(351)
Losses recognized in earnings	(1,614)	-	(2,258)	-
Ending Balance September 30, 2011	$ 28,426	$ 5,005	$ 28,426	$ 5,005

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

	Three Months Ended September 30, 2010		Six Months Ended September 30, 2010
	Beneficial Interest in Securitized Receivables	Guarantees	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance	$ 13,188	$ 8,933	$ 25,125	$ 13,478
Issuance of guarantees/sales of receivables	83,650	2,924	91,286	5,279
Settlements	(70,593)	(7,027)	(89,936)	(13,927)
Changes in anticipated loss rate	-	-	-	-
Losses recognized in earnings	(717)	-	(947)	-
Ending Balance September 30, 2010	$ 25,528	$ 4,830	$ 25,528	$ 4,830

          The amount of unrealized losses relating to assets still held September 30, 2011 and  2010, and  March 31, 2011 was $861, $363 and $288, respectively, all relating to securitized beneficial interests.  Gains and losses included in earnings are reported in Other Income in the Condensed Consolidated Statements of Operations.

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

18.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	September 30, 2011	September 30, 2010	March 31, 2011
Balances:
Accounts receivable	$ 50,523	$ 67,134	$ 61,981
Accounts payable	31,295	9,192	38,937

	Three Months Ended September 30,		Six Months Ended September 30,
	2011	2010	2011	2010
Transactions:
Purchases	$ 47,068	$ 36,049	$ 77,793	$ 48,765

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.

          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary.  The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco.  The balance due from the Zimbabwe subsidiary includes a $16,657 pledge to a bank, which has been recorded in notes payable to banks.

19.  SUBSEQUENT EVENT

On November 3, 2011, the Company entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the Credit Agreement.  The Fourth Amendment permits the exclusion of specified levels of restructuring and impairment charges from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to March 31, 2012.  The Fourth Amendment also permits the exclusion of specified levels of costs and expenses associated with the commercialization, sale or dissolution of the Company’s Alert business, which offers to third parties automated systems for the enforcement of food safety and quality policies, from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to December 31, 2011.  In addition, the Fourth Amendment extends to April 30, 2012 the period in which the Company is permitted to form one or more subsidiaries for a specified business purpose to be funded by up to $1,000 in equity and $30,000 in subordinated note investments by the Company, provided the subsidiary or subsidiaries receive revolving credit financing of up to $200,000 from third parties and issue subordinated notes for an aggregate of up to $100,000.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Sales and other operating revenues for the quarter were again negatively impacted as expected by Philip Morris International, Inc.’s (“PMI”) vertical integration initiatives in the prior year.  Decreased revenues were also due to lower green costs for the current crop that have been passed on to our customers and transportation shortages in Africa creating shipping delays.  However, gross margin and gross margin as a percentage of revenues increased slightly due to product mix and the positive exchange rate impact on foreign denominated operating costs.  Operating income and pretax income were down this quarter compared to the prior year primarily due to the prior year gains from the sale of Brazilian tobacco supplier contracts and other assets to PMI that were partially offset by decreased compensation costs in selling, administrative and general expenses this year.  Decreased pretax income this year compared to last year is in line with our expectations and not indicative of our anticipated results for fiscal 2012.  Our effective tax rate for the current quarter is 144.7% primarily related to a specific event adjustment expense related to net exchange losses on income tax accounts.

Liquidity

Our liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, as well as other factors. We monitor and adjust funding sources that include cash from operations and various types of financings based on a number of industry, business, and financial market dynamics. Movement and changes between these various funding sources provides flexibility to help maximize various business opportunities, while minimizing associated costs where possible. We continue monitoring turbulence in the capital markets as a result of the European debt crisis, and believe that we are well positioned with no major long-term debt maturities in the next twelve months, good availability to crop lines globally, and appropriate levels of cash on hand. As of September 30, 2011, available credit lines and cash were $728.7 million, comprised of $139.6 million in cash and $589.1 million of credit lines, of which $8.9 million was exclusively for letters of credit.

Outlook

We continue to make changes in our operations to deal effectively with changing market conditions.  The global oversupply did not materialize to the extent we first expected.  For next year’s crop in several countries, we anticipate reduced crop sizes resulting in less export supply.  We have adjusted our marketing focus in response to recent customer vertical integration efforts.  As a result, our sales patterns and timing of shipments are shifting from larger volumes shipping in the first part of our fiscal year to the back end of the fiscal year.  Our restructuring plan is helping us gain factory efficiencies, productivity and volume gains and will continue to be implemented fully as we finish processing this year’s crop.  Our total U.S. volumes have increased.  Although Hurricane Irene caused significant damage to the U.S. tobacco crop, we have secured sufficient additional volumes to partially mitigate the impact of the storm losses.  We are experiencing delays in shipping in some of our African operations due to a shortage of containers and trucks that have been diverted to delivery of food aid to famine stricken Somalia.  However, our outlook for this fiscal year remains in line with our expectations and we remain committed to the restructuring and repositioning of the business model.

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions)	2011	$	%	2010	2011	$	%	2010
Sales and other operating revenues	$ 514.5	$ (44.7)	(8.0)	$559.2	$ 876.1	$ (174.1)	(16.6)	$1,050.2
Gross profit	71.3	1.8	2.6	69.5	127.5	(22.0)	(14.7)	149.5
Selling, administrative and general expenses	34.4	(7.1)	(17.1)	41.5	69.4	(9.4)	(11.9)	78.8
Other income	0.9	(17.1)		18.0	4.1	(15.5)		19.6
Restructuring charges	0.7	0.7		-	1.5	1.5		-
Operating income	37.0*	(9.0)*		46.0	60.7	(29.6)		90.3
Debt retirement expense	-	(2.5)		2.5	-	(3.4)		3.4
Interest expense	27.0	(0.1)		27.1	52.8	(1.0)		53.8
Interest income	1.3	(0.6)		1.9	2.8	(1.1)		3.9
Income tax expense (benefit)	16.3	16.8		(0.5)	14.4	10.1		4.3
Equity in net income of investee companies	1.2	-		1.2	1.2	-		1.2
Income (loss) attributable to noncontrolling interests	(0.1)	0.1		(0.2)	(0.1)	0.1		(0.2)
Net income (loss) attributable to Alliance One International, Inc.	$ (3.7)*	$ (24.0)*		$ 20.3*	$ (2.4)	$ (36.5)		$ 34.1
* Amounts do not equal column totals due to rounding.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (continued)

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions, except per kilo amounts)	2011	$	%	2010	2011	$	%	2010
Tobacco sales and other operating revenues:
Sales and other operating revenues	$ 492.0	$ (62.7)	(11.3)	$ 554.7	$ 835.6	$ (205.8)	(19.8)	$1,041.4
Kilos	100.4	(22.6)	(18.4)	123.0	175.8	(56.8)	(24.4)	232.6
Average price per kilo	$ 4.90	$ 0.39	8.6	$ 4.51	$ 4.75	$ 0.27	6.0	$ 4.48
Processing and other revenues	$ 22.5	$ 18.0	400.0	$ 4.5	$ 40.5	$ 31.7	360.2	$ 8.8
Total sales and other operating revenues	$ 514.5	$ (44.7)	(8.0)	$ 559.2	$ 876.1	$ (174.1)	(16.6)	$1,050.2

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

Summary.  Compared to the prior year, sales and other operating revenues decreased 8.0% primarily due to the impact of PMI’s purchase of our tobacco suppliers in Southern Brazil in the prior year, lower green costs for the current crop that have been passed on to our customers and transportation shortages in Africa that have delayed the processing season and shipping.  Although revenues declined, gross profit increased slightly and gross profit as a percentage of sales increased from 12.4% in 2010 to 13.9% in 2011 primarily due to product mix and the positive exchange rate impact on foreign denominated operating costs.  Selling, administrative and general expenses decreased 17.1% primarily in compensation costs.  Operating income in the prior year included gains primarily from the sale of approximately 9,000 tobacco supplier contracts and other assets in Brazil to PMI.  The prior year Brazilian asset gains was the primary reason for decreased operating income this year of 19.6% or $9.0 million compared to the prior year.  After decreased debt retirement expense and relatively constant net interest costs, pretax income decreased $7.1 million compared to last year.

          Our effective tax rate increased from a benefit of 3.0% in 2010 to an expense of 144.7% in 2011.  The significant variance in the effective tax rate between 2011 and 2010 is primarily related to a specific event adjustment expense due to net exchange losses on income tax accounts.

South America Region.  Tobacco revenues decreased $14.2 million or 6.2% primarily due to a decrease of 6.5 million kilos in quantities sold partially offset by an increase of $0.46 per kilo in average sales prices.  The decrease in volume is mainly attributable to a smaller Argentine crop this year and the continued impact of PMI’s purchase of our tobacco suppliers in Southern Brazil in the prior year.  Partially offsetting the volume decreases are shipments in this quarter that traditionally occur during the third quarter.  The increase in average sales price is primarily related to product mix. Lamina prices have decreased compared to the prior year due to lower green costs for the current crop in Brazil that have been passed on to the customer.  The prior crop size was smaller than normal due to weather conditions.  The current crop is larger than normal and is of lower quality.  As a result, green costs are lower even though exchange rates have appreciated.  Partially offsetting lower tobacco revenues are increased processing and other revenues of $7.4 million primarily from previously announced long-term processing agreements with PMI and JTI that begin with this year’s crop.

          Gross profit decreased $5.4 million and gross profit as a percentage of sales decreased two percentage points compared to the prior year primarily due to product mix, continued pressures on margin and the negative exchange rate impact on foreign denominated operating costs.

Other Regions.  Tobacco revenues decreased $48.5 million or 14.9% primarily as a result of a decrease of 16.1 million kilos in quantities sold partially offset by an increase of $0.33 per kilo in average sales prices.  Processing and other revenues increased by $10.6 million.  Gross profits increased $7.2 million and gross margin as a percentage of sales increased four percentage points in 2011 compared to 2010 due to product mix and the positive exchange rate impact on foreign denominated operating costs.

          Average sales prices increased primarily due to product mix as substantial sales of lower priced byproducts were in the prior year. Decreased revenues were primarily due to lower green costs for the current crop across many regions that have been passed on to the customer, a smaller oriental crop in Turkey and delays in Africa from transportation shortages and a later start to the processing season.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (continued)

Six Months Ended September 30, 2011 Compared to Six Months Ended September 30, 2010

Summary.  Compared to the prior year, sales and other operating revenues decreased 16.6% primarily due to the impact of PMI’s purchase of our tobacco suppliers in Southern Brazil in the prior year and opportunistic sales in the prior year that did not recur.  Gross profit as a percentage of sales remained fairly constant for the six months.  Selling, administrative and general expenses decreased 11.9% primarily in compensation costs although additional independent monitor costs of $1.6 million were incurred this year.  Operating income in the prior year included gains primarily from our sale of tobacco supplier contracts and other assets in Brazil to PMI.  As expected, lower sales and margins and the prior year Brazilian asset gains decreased operating income 32.8% or $29.6 million compared to the prior year.  After decreased debt retirement expense and flat net interest costs, pretax income decreased $26.3 million compared to last year in line with our expectations.

          Our effective tax rate increased from 11.6% in 2010 to 134.3% in 2011.  The significant variance in the effective tax rate between 2011 and 2010 is primarily related to a specific event adjustment expense due to net exchange losses on income tax accounts.

South America Region.  Tobacco revenues decreased $135.4 million or 27.4% primarily due to a decrease of 22.8 million kilos in quantities sold and a decrease of $0.17 per kilo in average sales prices.  The decrease in volume is mainly attributable to the impact of PMI’s purchase of our tobacco suppliers in Southern Brazil in the prior year. The decrease in average sales price is primarily due to lower green costs for the current crop that have been passed on to the customer.  The prior crop size was smaller than normal due to weather conditions.  The current crop is larger than normal and is of lower quality.  As a result, green costs are lower even though exchange rates have appreciated.  Partially offsetting lower tobacco revenues are increased processing and other revenues of $20.5 million primarily from previously announced long-term processing agreements with PMI and JTI that begin with this year’s crop.

          Gross profit decreased $9.9 million however gross margin as a percentage of sales increased slightly more than one percentage point compared to the prior year primarily due to product mix and recoveries of prior unrecovered tobacco supplier advances as a result of the larger crop size this year.

Other Regions.  Tobacco revenues decreased $70.4 million or 12.9% primarily as a result of a decrease of 34.0 million kilos in quantities sold partially offset by an increase of $0.57 per kilo in average sales prices.  Processing and other revenues increased $11.2 million.  Gross profits decreased $12.1 million and gross margin as a percentage of sales remained fairly constant in 2011 compared to 2010.

          Average sales prices increased primarily due to product mix as substantial sales of lower priced byproducts were in the prior year. Decreased revenues were primarily due to prior year opportunistic Asian sales, a smaller oriental crop in Turkey this year and lower green costs for the current crop across many regions that have been passed on to the customer.  Shipping delays in Africa the second quarter of this year from transportation shortages and a later start to the processing season were offset by sales in the current year from Africa that had been delayed due to logistical issues at the port of Beira last year.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to tobacco suppliers in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  In addition, from time to time, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.  On November 3, 2011, we closed the Fourth Amendment to the Credit Agreement.  See Note 19 “Subsequent Event” to the “Notes to Condensed Consolidated Financial Statements” for further information.  Effective September 30, 2011, we did not achieve the fixed charge coverage ratio under the indenture governing our Senior Notes due 2016 necessary to access the restricted payments basket for the purchase of common stock, the payment of dividends and other actions under that basket. From time to time we may not satisfy this ratio.

         As of September 30, 2011, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased with processing and shipping getting under way during the third quarter. Indonesian purchasing also began in August and we are processing and beginning to ship. Europe has almost completed processing and shipping will follow during the third and fourth quarters.  North America has commenced flue cured purchasing and processing with shipping moving into full effect during the third quarter, seasonally elevating its working capital requirements.  Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency-by-currency basis.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Working Capital

Our working capital increased from $846.9 million at March 31, 2011 to $860.8 million at September 30, 2011.  Our current ratio was 2.1 to 1 at September 30, 2011 compared to 2.8 to 1 at March 31, 2011.  Working capital increased as a result of collection of accounts receivable in accordance with credit terms and increased advances from customers for the purchasing and processing seasons in Africa and North America, partially offset by decreased accounts payable.  The seasonal increase in notes payable is primarily offset by related increases in inventories and advances to tobacco suppliers.

         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2011	2010	2011
Cash and cash equivalents	$ 139.6	$ 88.8	$ 43.5
Net trade receivables	241.3	185.6	279.9
Inventories and advances to tobacco suppliers	1,138.1	1,088.2	874.9
Total current assets	1,639.6	1,524.2	1,317.3
Notes payable to banks	499.9	507.7	231.4
Accounts payable	76.5	60.5	86.1
Advances from customers	63.6	71.1	17.6
Total current liabilities	778.8	759.0	470.4
Current ratio	2.1 to 1	2.0 to 1	2.8 to 1
Working capital	860.8	765.2	846.9
Total long term debt	877.6	742.5	884.4
Stockholders’ equity attributable to Alliance One International, Inc.	311.9	416.8	312.8
Net cash provided (used) by:
Operating activities	(148.4)	(307.3)	(183.0)
Investing activities	(15.5)	5.0	(15.9)
Financing activities	258.9	261.7	113.0

Operating Cash Flows

Net cash used by operating activities decreased $158.9 million in 2011 compared to 2010.  The decrease in cash used was primarily due to more cash provided from trade receivables as a result of the timing of cash receipts and more advances from customers for the current crop.  In addition, less cash was used for payables and accrued expenses which were partially offset by increased inventories and advances to tobacco suppliers and the net change in deferred items.

Investing Cash Flows

Net cash used by investing activities increased $20.5 million in 2011 compared to 2010.  The increase in cash used was primarily attributable to the non-recurrence of prior year events.  The prior year included proceeds from the sale of assets to PMI in Brazil partially offset by increased purchases of property, plant and equipment related to the construction of our new facility in Brazil.  The current year includes more normalized levels of property, plant and equipment purchases and proceeds from sales of fixed assets.

Financing Cash Flows

Net cash provided by financing activities decreased $2.8 million in 2011 compared to 2010.  This decrease was primarily due to the change in net proceeds from short-term borrowings offset primarily by the decrease in net repayment of long-term borrowings and the repurchase of common stock in the prior year.  We continuously monitor and adjust our funding sources based on business dynamics in order to enhance business flexibility and reduce costs.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing

We continue to finance our business with a combination of short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At September 30, 2011, we had cash of $139.6 million and total debt outstanding of $1,378.7 million comprised of $90.0 million of revolver borrowings, $499.9 million of notes payable to banks, $54.4 million of other long-term debt, $613.4 million of 10% senior notes, $6.0 million of 8.5% senior notes and $115.0 million of 5 ½% convertible senior subordinated notes.  The $268.5 million seasonal increase in notes payable to banks from March 31, 2011 to September 30, 2011 results from anticipated seasonal fluctuation to account for the current purchase and processing of African and Brazilian tobaccos.  Aggregated peak borrowings by facility occurring at anytime during the three months ended September 30, 2011 and 2010, respectively, were $680.7 million at a weighted average interest rate of 2.83% and $619.3 million at a weighted average interest rate of 3.45%.  Aggregated peak borrowings by facility occurring at anytime during the six months ended September 30, 2011 and 2010 were repaid with cash provided by operating activities.  Available credit as of September 30, 2011 was $589.1 million comprised of $200.0 million under our revolver, $380.2 million of notes payable to banks and $8.9 million of availability exclusively for letters of credit. We expect to incur $15.0 million to $18.0 million of maintenance capital expenditures during fiscal year 2012.  We may also decide to deploy additional discretionary amounts to enhance future business prospects, but only if stringent management return thresholds are likely to be achieved.  No cash dividends were paid to stockholders during the quarter ended September 30, 2011.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the remainder of fiscal year 2012.

         The following table summarizes our debt financing as of September 30, 2011:

			September 30, 2011
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
	2011	2011	Available	Rate
Senior secured credit facility:
Revolver (1)	$ 148.0	$ 90.0	$ 200.0	5.92%	(2)
Senior notes:
10% senior notes due 2016	611.8	613.4	-	10.0%
8 ½% senior notes due 2012	6.0	6.0	-	8.5%
	617.8	619.4	-
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	-	5.5%
Other long-term debt	4.4	54.4	-	4.6%	(2)
Notes payable to banks (3)	231.4	499.9	380.2	3.0%	(2)
Total debt	$ 1,116.6	$ 1,378.7	580.2
Short term	$ 231.4	$ 499.9
Long term:
Long term debt current	$ 0.8	$ 1.2
Long term debt	884.4	877.6
	$ 885.2	$ 878.8
Letters of credit	$ 4.9	$ 4.1	8.9
Total credit available			$ 589.1

(1)  As of September 30, 2011 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the six months ended September 30, 2011.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of September 30, 2011, we had approximately $499.9 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $893.1 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $8.9 million available in unused letter of credit capacity with $4.1 million issued but unfunded.

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

          In June 2011, the FASB issued new accounting guidance on comprehensive income. The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead.  This accounting guidance will be effective for the Company on April 1, 2012. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

          In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary.  This accounting guidance is effective for the Company in fiscal 2012 but early adoption is permitted.  Therefore, the Company plans to adopt this guidance on January 1, 2012 which is the date of its fiscal 2012 annual goodwill testing.  The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

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

          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2011. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2011.

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

          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended September 30, 2011, further developments to the financial reporting process were implemented for operations that have previously implemented SAP and the Company substantially completed the process of implementing SAP in its Bulgaria operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

          Other than the financial reporting developments for the Company’s operations that have previously implemented SAP and implementation of SAP in its Bulgaria operations discussed above there were no changes that occurred during the three months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.    Legal Proceedings

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4.4 million (US $5.6 million).  In respect of the investigation into practices in Italy, in October 2005 the EC announced that the Company and its Italian subsidiaries were assessed fines in the aggregate amount of €24.0 million (US $28.8 million).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals to the European courts against the EC decisions. These cases are currently at various stages of appeal.  The outcome of the appeals is uncertain as to both timing and results.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.

          Mindo, S.r.l. has asserted claims against a subsidiary of the Company arising out of the 2004 sale of the Company’s former Italian subsidiary, Dimon Italia, S.r.l., in an action filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US $10.0 million) plus interest and costs.  A hearing for the disposition of this matter is scheduled for December 2011.  No amounts have been reserved with respect to such claim.

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

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

Alliance One International, Inc. and Subsidiaries

Item 5.    Other Information

On November 3, 2011, the Company entered into the Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the Credit Agreement.  The Fourth Amendment permits the exclusion of specified levels of restructuring and impairment charges from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to March 31, 2012.  The Fourth Amendment also permits the exclusion of specified levels of costs and expenses associated with the commercialization, sale or dissolution of the Company’s Alert business, which offers to third parties automated systems for the enforcement of food safety and quality policies, from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to December 31, 2011.  In addition, the Fourth Amendment extends to April 30, 2012 the period in which the Company is permitted to form one or more subsidiaries for a specified business purpose to be funded by up to $1 million in equity and $30 million in subordinated note investments by the Company, provided the subsidiary or subsidiaries receive revolving credit financing of up to $200 million from third parties and issue subordinated notes for an aggregate of up to $100 million.

          The foregoing summary of the Fourth Amendment is qualified by reference to the Fourth Amendment, which is filed as Exhibit 10.01 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Item 6. Exhibits.

10.01

Fourth Amendment to Credit Agreement dated as of November 3, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL:  (i) Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2011 and September 30, 2010; (ii) Condensed Consolidated Balance Sheets as of September 30, 2011, September 30, 2010 and March 31, 2011;  (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and September 30, 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (submitted herewith)

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: November 3, 2011	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

10.01

Fourth Amendment to Credit Agreement dated as of November 3, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2011, formatted in XBRL:  (i) Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2011 and September 30, 2010; (ii) Condensed Consolidated Balance Sheets as of September 30, 2011, September 30, 2010 and March 31, 2011;  (iii) Condensed Consolidated Statements of Cash Flows for the six months ended September 30, 2011 and September 30, 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (submitted herewith)