Form 10-Q
period 2011-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2012-02-09
CIK 939930

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
_______________________________
FORM 10-Q
_______________________________

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED December 31, 2011

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

As of February 3, 2012, the registrant had 87,372,504 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Part I. Financial Information Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2011 and 2010
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2011	2010	2011	2010

Sales and other operating revenues	$ 493,888	$ 522,144	$1,369,983	$ 1,572,349
Cost of goods and services sold	428,092	461,507	1,176,689	1,362,227
Gross profit	65,796	60,637	193,294	210,122
Selling, general and administrative expenses	33,877	37,415	103,234	116,207
Other income	12,052	20,318	16,173	39,960
Restructuring and asset impairment charges	67	13,385	1,583	13,385
Operating income	43,904	30,155	104,650	120,490
Debt retirement expense	-	1,141	-	4,584
Interest expense (includes debt amortization of $2,946 and $2,680 for the three months and $8,409 and $7,327 for the nine months in 2011 and 2010, respectively)	27,408	25,277	80,211	79,102
Interest income	1,999	1,660	4,776	5,579
Income before income taxes and other items	18,495	5,397	29,215	42,383
Income tax expense	5,714	8,470	20,108	12,756
Equity in net income (loss) of investee companies	(975)	1,072	198	2,266
Net income (loss)	11,806	(2,001)	9,305	31,893
Less: Net income (loss) attributable to noncontrolling interests	52	(12)	(49)	(219)
Net income (loss) attributable to Alliance One International, Inc.	$ 11,754	$ (1,989)	$ 9,354	$ 32,112

Earnings (loss) per share:
Basic	$ .13	$ (.02)	$ .11	$ .36
Diluted	$ .12	$ (.02)	$ .11	$ .32

Weighted average number of shares outstanding:
Basic	87,146	86,803	86,976	88,125
Diluted	110,186	86,803	110,130	111,337

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

(in thousands)				December 31, 2011	December 31, 2010	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents				$ 150,647	$ 41,401	$ 43,506
Trade and other receivables, net				186,849	185,042	279,904
Accounts receivable, related parties				44,536	71,167	61,981
Inventories				1,063,295	819,983	800,365
Advances to tobacco suppliers				83,149	103,715	74,556
Recoverable income taxes				9,280	2,843	7,191
Current deferred taxes				13,358	34,493	3,955
Prepaid expenses				39,186	52,301	42,319
Assets held for sale				211	439	413
Current derivative asset				51	218	2,543
Other current assets				551	516	542
Total current assets				1,591,113	1,312,118	1,317,275

Other assets
Investments in unconsolidated affiliates				24,383	25,468	25,665
Goodwill and other intangible assets				37,081	41,510	41,205
Deferred income taxes				67,332	151,033	82,707
Other deferred charges				17,343	22,979	21,019
Other noncurrent assets				58,422	77,531	83,371
				204,561	318,521	253,967

Property, plant and equipment, net				257,232	225,711	237,088
				$ 2,052,906	$ 1,856,350	$ 1,808,330

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$ 429,120	$ 239,786	$ 231,407
Accounts payable				64,441	69,969	86,103
Due to related parties				17,593	13,581	38,937
Advances from customers				113,009	92,477	17,576
Accrued expenses and other current liabilities				95,311	102,112	78,459
Current derivative liability				80	-	-
Income taxes				11,190	11,349	17,149
Long-term debt current				1,271	435	784
Total current liabilities				732,015	529,709	470,415

Long-term debt				873,332	762,617	884,371
Deferred income taxes				3,438	3,730	3,816
Liability for unrecognized tax benefits				15,229	26,741	14,733
Pension, postretirement and other long-term liabilities				103,192	114,470	118,983
				995,191	907,558	1,021,903

Stockholders’ equity	Dec. 31, 2011	Dec. 31, 2010	March 31, 2011
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,221	94,939	94,938	457,655	452,980	455,409
Retained deficit				(111,439)	(17,130)	(120,793)
Accumulated other comprehensive loss				(23,666)	(20,534)	(21,803)
Total stockholders’ equity of Alliance One International, Inc.				322,550	415,316	312,813
Noncontrolling interests				3,150	3,767	3,199
Total equity				325,700	419,083	316,012
				$ 2,052,906	$ 1,856,350	$ 1,808,330

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2010	$ 460,971	$ (49,242)	$ (3,691)	$ (17,638)	$ 4,522	$ 394,922
Net income (loss)	-	32,112	-	-	(219)	31,893
Restricted stock surrendered	(585)	-	-	-	-	(585)
Exercise of employee stock options	106	-	-	-	-	106
Stock-based compensation	1,509	-	-	-	-	1,509
Shares purchased	(9,042)	-	-	-	-	(9,042)
Purchase of additional investment in subsidiary	21	-	-	-	(234)	(213)
Noncontrolling interest dividend paid	-	-	-	-	(284)	(284)
Conversion of foreign currency financial statements	-	-	795	-	(18)	777

Balance, December 31, 2010	$ 452,980	$ (17,130)	$ (2,896)	$ (17,638)	$ 3,767	$ 419,083

Balance, March 31, 2011	$ 455,409	$ (120,793)	$ (1,376)	$ (20,427)	$ 3,199	$ 316,012
Net income (loss)	-	9,354	-	-	(49)	9,305
Restricted stock surrendered	(183)	-	-	-	-	(183)
Stock-based compensation	2,429	-	-	-	-	2,429
Conversion of foreign currency financial statements	-	-	(2,794)	-	-	(2,794)
Adjustment in pensions	-	-	-	931	-	931

Balance, December 31, 2011	$ 457,655	$ (111,439)	$ (4,170)	$ (19,496)	$ 3,150	$ 325,700

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2011 and 2010 (Unaudited)

(in thousands)	December 31, 2011	December 31, 2010

Operating activities
Net income	$ 9,305	$ 31,893
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	24,241	20,872
Debt amortization/interest	11,080	10,076
Debt retirement cost	-	4,584
Restructuring and impairment charges	792	11,547
(Gain) loss on foreign currency transactions	12,607	(10,116)
Gain on sale of property, plant and equipment	(2,504)	(2,361)
Gain on other sale of assets	(13,072)	(37,525)
Stock-based compensation	2,558	1,510
Changes in operating assets and liabilities, net	(100,274)	(131,824)
Other, net	1,537	5,394
Net cash used by operating activities	(53,730)	(95,950)

Investing activities
Purchases of property, plant and equipment	(34,159)	(52,480)
Proceeds from sale of property, plant and equipment	2,617	2,882
Proceeds on other sales of assets	-	45,834
Other, net	622	1,135
Net cash used by investing activities	(30,920)	(2,629)

Financing activities
Net proceeds from short-term borrowings	208,525	55,023
Proceeds from long-term borrowings	305,200	121,000
Repayment of long-term borrowings	(318,269)	(151,076)
Debt issuance cost	(6,207)	(3,717)
Debt retirement cost	-	(2,262)
Repurchase of common stock	-	(9,042)
Other, net	(82)	219
Net cash provided by financing activities	189,167	10,145

Effect of exchange rate changes on cash	2,624	97

Increase (decrease) in cash and cash equivalents	107,141	(88,337)
Cash and cash equivalents at beginning of period	43,506	129,738
Cash and cash equivalents at end of period	$ 150,647	$ 41,401

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

Taxes Collected from Customers

Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and were $4,864 and $6,868 for the three months ended December 31, 2011 and 2010, respectively and $13,478 and $25,538 for the nine months ended December 31, 2011 and 2010, respectively.

Other Deferred Charges

Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

Property Exchange in Brazil

During the quarter ended, December 31, 2011 the Company exchanged real property with a third party in Brazil.  The transaction consisted of the Company exchanging real property located in Vera Cruz, Brazil and $9,403 of cash for real property located in Venancio Aires, Brazil.  The Company accounted for the transaction as a nonmonetary exchange involving monetary consideration.  In accordance with U.S. GAAP, the transaction was recorded and measured at fair value as the transaction had commercial substance, the fair values of the assets exchanged were determinable within reasonable limits, and the Company’s real property was not held for sale in the ordinary course of business or for property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange.  The cost of the real property received in the exchange was measured using the fair value of the assets given which equaled $26,250 including the cash.  The Company’s basis in its assets given was $13,178 and a gain of $13,072 was recorded in Other Income in the Condensed Consolidated Statements of Operations.

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

          In June 2011, the FASB issued new accounting guidance on comprehensive income that was amended in December 2011.  The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead.  This accounting guidance, as amended, will be effective for the Company on April 1, 2012.  The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

          In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment.  The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit.  If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary.  This accounting guidance is effective for the Company in fiscal 2013 but early adoption is permitted.  The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

          In December 2011, the FASB issued new accounting guidance on disclosures about offsetting assets and liabilities.  The requirements for offsetting are different under U.S. GAAP and IFRS.  Therefore, the objective of this accounting guidance is to facilitate comparison between financials statements prepared under U.S. GAAP and IFRS by enhancing disclosures of the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain assets and liabilities.  This accounting guidance will be effective for the Company on April 1, 2013.  The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

2.  INCOME TAXES

Accounting for Uncertainty in Income Taxes

As of December 31, 2011, the Company’s unrecognized tax benefits totaled $8,790, all of which would impact the Company’s effective tax rate if recognized.

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of December 31, 2011, accrued interest and penalties totaled $8,574 and $1,365 respectively.

         The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above.  Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.

         Other than the expiration of an applicable statute of limitations pertaining to an international unrecognized tax benefit of $1,468, interest of $7,357, and penalties of $424, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law.  In certain jurisdictions, tax authorities have challenged positions that the Company has taken related to recognized benefits that are material to its financial statements.  The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions.  The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.

         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of December 31, 2011, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Nine Months Ended December 31, 2011

The effective tax rate used for the nine months ended December 31, 2011 was 68.8% compared to an expense of 30.1% for the nine months ended December 31, 2010.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ended March 31, 2012 to be 32.3% after absorption of discrete items.

         For the nine months ended December 31, 2011, the Company recorded a specific event adjustment expense of $13,867, bringing the effective tax rate estimated for the nine months of 21.4% to 68.8%.  This specific event adjustment expense relates primarily to net exchange losses on income tax accounts and additional income tax, interest, and exchange gains related to liabilities for unrecognized tax benefits.   For the nine months ended December 31, 2010, the Company recorded a specific event adjustment expense of $4,324, bringing the effective tax rate estimated for the nine months of 19.9% to 30.1%.  This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits, reductions in foreign tax credit carryforwards and net exchange gains on income tax accounts.  The significant difference in the estimated effective tax rate for the nine months ended December 31, 2011 from the statutory rate is primarily due to net exchange losses on income tax accounts and foreign income tax rates lower than the U.S. rate.

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

The following table summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2011	December 31, 2010	March 31, 2011
Amounts guaranteed (not to exceed)	$ 140,826	$ 102,324	$ 119,114
Amounts outstanding under guarantee	96,798	100,040	102,550
Fair value of guarantees	4,342	4,866	4,575

         Of the guarantees outstanding at December 31, 2011 approximately 95% will expire within one year and the remainder within five years.  The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs.

         In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company.  The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company.  The Company remits payments to the local banks on behalf of the guaranteed suppliers.  Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates.  As of December 31, 2011 and 2010 and March 31, 2011, respectively, the Company had balances of $358, $301 and $27,750 that were due to local banks on behalf of suppliers.  These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4.  RESTRUCTURING CHARGES

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives during the third quarter of fiscal 2011.  As of December 31, 2011, these initiatives are substantially complete.  The following table summarizes the restructuring and asset impairment charges recorded in the Company’s reporting segments during the three months and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Restructuring and Asset Impairment Charges	2011	2010	2011	2010
Employee separation and other cash charges:
Beginning balance	$ 3,793	$ -	$ 6,193	$ -
Period charges:
Severance charges	67	13,181	792	13,181
Other cash charges	-	-	31	-
Total period charges	67	13,181	823	13,181
Payments through December 31	(433)	(1,838)	(3,589)	(1,838)
Ending balance December 31	$ 3,427	$ 11,343	$ 3,427	$ 11,343
Non-current asset impairment charges	-	204	760	204
Total restructuring and asset impairment charges for the period	$ 67	$ 13,385	$ 1,583	$ 13,385

          Non-current asset impairment charges are primarily for non-tobacco internally developed software intangible assets and real property in Macedonia.

         The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments during the three months and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
Employee Separation and Other Cash Charges	2011	2010	2011	2010
Beginning balance:	$ 3,793	$ -	$ 6,193	$ -
South America	545	-	1,073	-
Other regions	3,248	-	5,120	-
Period charges:	$ 67	$ 13,181	$ 823	$ 13,181
South America	-	-	419	-
Other regions	67	13,181	404	13,181
Payments through December 31:	$ (433)	$ (1,838)	$ (3,589)	$ (1,838)
South America	(6)	-	(953)	-
Other regions	(427)	(1,838)	$ (2,636)	(1,838)
Ending balance December 31:	$ 3,427	$ 11,343	$ 3,427	$ 11,343
South America	538	-	538	-
Other regions	2,889	11,343	2,889	11,343

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

          The Company has no intangible assets with indefinite useful lives.  It does have other intangible assets which are being amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and nine months December 31, 2011 and 2010:

	Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2011	-	14	5	3
March 31, 2010 balance:
Gross carrying amount	$ 2,794	$ 33,700	$ 7,893	$ 14,459	$ 58,846
Accumulated amortization	-	(8,214)	(1,452)	(4,189)	(13,855)
Net March 31, 2010	2,794	25,486	6,441	10,270	44,991
Amortization expense	-	(421)	(47)	(696)	(1,164)
Net June 30, 2010	2,794	25,065	6,394	9,574	43,827
Additions	-	-	-	251	251
Amortization expense	-	(422)	(22)	(740)	(1,184)
Net September 30, 2010	2,794	24,643	6,372	9,085	42,894
Amortization expense	-	(421)	(233)	(730)	(1,384)
Net December 31, 2010	2,794	24,222	6,139	8,355	41,510
Additions	-	-	-	1,057	1,057
Amortization expense	-	(421)	(194)	(747)	(1,362)
Net March 31, 2011	2,794	23,801	5,945	8,665	41,205
Additions	-	-	-	206	206
Amortization expense	-	(421)	(244)	(762)	(1,427)
Net June 30, 2011	2,794	23,380	5,701	8,109	39,984
Impairment/other	-	-	-	(357)	(357)
Amortization expense	-	(422)	(122)	(762)	(1,306)
Net September 30, 2011	2,794	22,958	5,579	6,990	38,321
Additions	-	-	-	153	153
Amortization expense	-	(421)	(227)	(745)	(1,393)
Net December 31, 2011	$ 2,794	$ 22,537	$ 5,352	$ 6,398	$ 37,081

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible	Total
2012	$ 1,685	$ 1,173	$ 3,029	$ 5,887
2013	1,685	1,251	3,097	6,033
2014	1,685	1,251	1,659	4,595
2015	1,685	1,173	442	3,300
2016	1,685	1,097	312	3,094
Later	15,376	-	128	15,504
	$ 23,801	$ 5,945	$ 8,667	$ 38,413

*  Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2011.  These estimates will change as new costs are incurred and until the software is placed into service in all locations.

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

          As the primary beneficiary of this VIE, the entity’s material assets, liabilities and results of operations were previously included in the Company’s consolidated financial statements.  The following table summarizes the material carrying amounts of the entity’s assets, all of which were restricted, and liabilities included in the Company’s consolidated balance sheets.

Assets of Consolidated VIE	December 31, 2010	March 31, 2011
Inventory	$ 14,269	$ 5,195
Advances to suppliers	3,694	1,770
Liabilities of Consolidated VIE
Notes payable to banks	4,764	-

          Amounts presented in the table above as restricted assets relating to the consolidated VIE are adjusted for intercompany eliminations.

Nonconsolidated Variable Interest Entities

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting.  These joint ventures procure inventory on behalf of the Company and the other joint venture partners.  The variable interests relate to equity investments and advances made by the Company to the joint ventures.  In addition, the Company also guarantees one of its joint venture’s borrowings which also represent a variable interest in that joint venture.  The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure.  Therefore, these entities are not consolidated.  At December 31, 2011 and 2010, and March 31, 2011, the Company’s investment in these joint ventures was $23,471, $25,144, and $24,753, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures were $56, $8,936 and $36 at December 31, 2011 and 2010, and March 31, 2011, respectively and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets.  The Company guaranteed an amount to a joint venture not to exceed $16,115, $16,921 and $16,982 at December 31, 2011 and 2010, and March 31, 2011, respectively.  The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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

          The following table presents the summary segment information for the three months and nine months ended December 31, 2011 and 2010:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Sales and other operating revenues:
South America	$ 107,648	$ 140,491	$ 486,373	$ 634,645
Other regions	386,240	381,653	883,610	937,704
Total revenue	$ 493,888	$ 522,144	$ 1,369,983	$ 1,572,349
Operating income:
South America	$ 14,512	$ 21,640	$ 41,086	$ 71,557
Other regions	29,392	8,515	63,564	48,933
Total operating income	43,904	30,155	104,650	120,490
Debt retirement expense	-	1,141	-	4,584
Interest expense	27,408	25,277	80,211	79,102
Interest income	1,999	1,660	4,776	5,579
Income before income taxes and other items	$ 18,495	$ 5,397	$ 29,215	$ 42,383

Analysis of Segment Assets	December 31, 2011	December 31, 2010	March 31, 2011
Segment assets:
South America	$ 543,604	$ 639,111	$ 690,428
Other regions	1,509,302	1,217,239	1,117,902
Total assets	$ 2,052,906	$ 1,856,350	$ 1,808,330

8.  EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at December 31, 2011 and 2010.  This subsidiary waives its right to receive dividends and it does not have the right to vote.

          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 4,222 at a weighted average exercise price of $7.02 per share at December 31, 2011 and 1,222 at a weighted average exercise price of $7.02 per share at December 31, 2010.

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

          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012.  As of December 31, 2011, the Company had purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.  At December 31, 2011, the Company did not achieve the fixed charge coverage ratio under the indenture governing the Company’s 10% Senior Notes due 2016 necessary to access the restricted payments basket for the purchase of common stock.

          The following table summarizes the computation of earnings per share for the three months and nine months ended December 31, 2011 and 2010, respectively.

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
(in thousands, except per share data)	2011	2010	2011	2010
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$ 11,754	$ (1,989)	$ 9,354	$ 32,112
SHARES
Weighted average number of shares outstanding	87,146	86,803	86,976	88,125
BASIC EARNINGS (LOSS) PER SHARE	$ .13	$ (.02)	$ .11	$ .36

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$ 11,754	$ (1,989)	$ 9,354	$ 32,112
Plus interest expense on 5 1/2% convertible notes, net of tax	1,028	-*	3,083	3,083
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$ 12,782	$ (1,989)	$ 12,437	$ 35,195
SHARES
Weighted average number of common shares outstanding	87,146	86,803	86,976	88,125
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	168	-*	282	340
Assuming conversion of 5 1/2% convertible notes at the time of issuance	22,872	-*	22,872	22,872
Shares applicable to stock warrants	-**	-**	-**	-**
Adjusted weighted average number of common shares outstanding	110,186	86,803	110,130	111,337
DILUTED EARNINGS (LOSS) PER SHARE	$ .12	$ (.02)	$ .11	$ .32

*   Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share.  For the three months ended December 31, 2010, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months and nine months ended December 31, 2011 and 2010, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

9.  COMPREHENSIVE INCOME

The components of comprehensive income were as follows:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2011	2010	2011	2010
Net income (loss)	$ 11,806	$ (2,001)	$ 9,305	$ 31,893
Pension adjustment, net of tax of $399	-	-	931	-
Equity currency conversion adjustment	(1,667)	(45)	(2,794)	777
Total comprehensive income (loss)	10,139	(2,046)	7,442	32,670
Comprehensive income (loss) attributable to noncontrolling interest	52	(15)	(49)	(237)
Total comprehensive income (loss) attributable to the Company	$ 10,087	$ (2,031)	$ 7,491	$ 32,907

10.  STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $690 and $644 for the three months ended December 31, 2011 and 2010, respectively, and $2,514 and $1,509 for the nine months ended December 31, 2011 and 2010, respectively.

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

          During the three months and nine months ended December 31, 2011 and 2010, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2011	2010	2011	2010
Restricted Stock
Number Granted	-	-	-	143
Grant Date Fair Value	$ -	$ -	$ -	$ 3.34
Restricted Stock Units
Number Granted	-	947	146	947
Grant Date Fair Value	$ -	$ 4.59	$ 3.27	$ 4.59
Performance Shares
Number Granted	-	-	-	-
Grant Date Fair Value	$ -	$ -	$ -	$ -
Performance Based Restricted Stock Units
Number Granted	-	2,048	-	2,048
Grant Date Fair Value	$ -	$ 4.59	$ -	$ 4.59

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

11.  CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax

The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $7,024 and the total assessment including penalties and interest through December 31, 2011 is $16,668.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.

           The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina.  These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities.  The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold.  The tax credits have a carrying value of $34,798, which is net of impairment charges based on management’s expectations about future realization.  The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

           In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990.  The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation.  In addition, the Company received an assessment in 2006 for federal income taxes that were offset by the IPI credit bonus.  The assessment is valued at $25,920 at December 31, 2011.  The Company appealed the assessment and believes it has properly utilized the IPI credit bonus.  No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities.  On September 9, 2011, the Court affirmed the Company’s position regarding the IPI credit bonus which is subject to appeal.  The Company does not expect resolution in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus.  No benefit for any potential future utilization of IPI credit bonus has been recognized.

Other

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4,415 (US $5,641).  In respect of the investigation into practices in Italy, in October 2005 the EC announced that the Company and its Italian subsidiaries were assessed fines in the aggregate amount of €24,000 (US $28,800).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice.  The outcome of the appeals is uncertain as to both timing and results.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.

          Mindo, S.r.l. has asserted claims against a subsidiary of the Company arising out of the 2004 sale of the Company’s former Italian subsidiary, Dimon Italia, S.r.l., in an action filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US $9,552) plus interest and costs.  A hearing for the disposition of this matter was held in December 2011 and the court’s ruling is pending.  No amounts have been reserved with respect to such claim.

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

12.  DEBT ARRANGEMENTS

The Company’s liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, as well as other factors. The Company monitors and adjusts funding sources that include cash from operations and various types of financings based on a number of industry, business, and financial market dynamics. Movement and changes between these various funding sources provides flexibility to help maximize various business opportunities, while minimizing associated costs where possible.  The Company’s sales patterns and timing of shipments are shifting from larger volumes shipping in the first part of the fiscal year to the second half of the fiscal year.  Factors such as later crop purchasing this year in a number of regions, transportation challenges in Africa, shifts in customer timing and mix, and the impact of Hurricane Irene in North Carolina have collectively created further timing shifts to its business this year.  As such, fourth quarter shipping is important to meeting full year expectations.

          The Company continues monitoring turbulence in the capital markets as a result of the European debt crisis, and believes that it is well positioned with no major long-term debt maturities in the next twelve months, good availability to crop lines globally, and appropriate levels of cash on hand. As of December 31, 2011, available credit lines and cash were $775,816, comprised of $150,647 in cash and $625,169 of credit lines, of which $10,810 million was exclusively for letters of credit.

Senior Secured Credit Facility

Fourth Amendment.  On November 3, 2011, the Company closed the Fourth Amendment to the Credit Agreement that expires March 31, 2013.  The amendment permits the exclusion of specified levels of restructuring and impairment charges from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to March 31, 2012 and permits the exclusion of specified levels of costs and expenses associated with the commercialization, sale or dissolution of the Company’s Alert business from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to December 31, 2011.  The amendment also extends to April 30, 2012 the period in which the Company is permitted to form one or more subsidiaries for a specified business purpose to be funded by up to $1,000 in equity and $30,000 in subordinated note investments by the Company, provided the subsidiary or subsidiaries receive revolving credit financing of up to $200,000 from third parties and issue subordinated notes for an aggregate of up to $100,000.

          The senior secured credit facility under which the Company had borrowings of $85,000 at December 31, 2011 contains various financial covenants.  The Company did not meet the hurdle rate for the consolidated leverage ratio covenant on December 31, 2011; however, the Company was provided a waiver of this covenant for the period October 1, 2011 through December 31, 2011.  The Company believes that it will be able to maintain compliance with each of the financial covenants over the next year and, accordingly, has classified the $85,000 of borrowings as long-term debt at December 31, 2011.  Significant changes in market conditions could adversely affect the Company’s business.  As a result, there can be no assurance that the Company will be able to maintain compliance with its financial covenants in the future.

Senior Notes

At December 31, 2011, the Company did not achieve the ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0 under the indenture governing the 10% Senior Notes due 2016 necessary to access the restricted payments basket for the purchase of common stock, payment of dividends and other actions under that basket.  The Company from time to time may not satisfy this ratio.

Foreign Seasonal Lines of Credit

The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2011, the Company had approximately $429,120 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $853,535 subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $10,810 available in unused letter of credit capacity with $4,316 issued but unfunded.

The following table summarizes the debt financing as of December 31, 2011 and 2010, and March 31, 2011.

				December 31, 2011
	Outstanding			Lines and
	March 31,	December 31,	December 31,	Letters	Interest
	2011	2010	2011	Available	Rate
Senior secured credit facility:
Revolver (1)	$ 148,000	$ 28,000	$ 85,000	$ 205,000	6.0%	(2)
Senior notes:
10% senior notes due 2016	611,756	610,954	614,295	-	10.0%
8 ½% senior notes due 2012	6,000	6,000	6,000	-	8.5%
	617,756	616,954	620,295	-
5 ½% convertible senior subordinated notes due 2014	115,000	115,000	115,000	-	5.5%
Other long-term debt	4,399	3,098	54,308	70	9.7%	(2)
Notes payable to banks (3)	231,407	239,786	429,120	409,289	2.9%	(2)
Total debt	$ 1,116,562	$ 1,002,838	$ 1,303,723	614,359
Short term	$ 231,407	$ 239,786	$ 429,120
Long term:
Long term debt current	$ 784	$ 435	$ 1,271
Long term debt	884,371	762,617	873,332
	$ 885,155	$ 763,052	$ 874,593
Letters of credit	$ 4,859	$ 3,699	$ 4,316	10,810
Total credit available				$ 625,169

(1)  As of December 31, 2011 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the nine months ended December 31, 2011.

(3) Primarily foreign seasonal lines of credit.

13.  DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments

The Company recognizes all derivative financial instruments, such as interest rate swap contracts and foreign exchange contracts at fair value.  Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge.  Changes in fair values of derivatives accounted for as fair value hedges are recorded in income along with the portions of the changes in the fair values of the hedged items that relate to the hedged risk(s).  Changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income net of deferred taxes.  Changes in fair values of derivatives not qualifying as hedges are reported in income.  During the three months and nine months ended December 31, 2011 and 2010, there were no qualified cash flow or fair value hedges.  Estimates of fair value were determined in accordance with generally accepted accounting principles.

           The following table summarizes the fair value of the Company’s derivatives by type at December 31, 2011 and 2010, and March 31, 2011.

Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at December 31, 2011	Current derivative asset	$ 51	Current derivative liability	$ 80
Foreign currency contracts at December 31, 2010	Current derivative asset	$ 218	Current derivative liability	$ -
Foreign currency contracts at March 31, 2011	Current derivative asset	$ 2,543	Current derivative liability	$ -

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

          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2011 and 2010.

		Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended December 31,		Nine Months Ended December 31,
		2011	2010	2011	2010
Foreign currency contracts	Cost of goods and services sold	$ 235	$ 15	$ 6,260	$ 3,771
Foreign currency contracts	Selling, administrative and general expenses	22	10	(95)	100
Total		$ 257	$ 25	$ 6,165	$ 3,871

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

Components of Net Periodic Benefit Cost

Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Service cost	$ 526	$ 805	$ 1,667	$ 2,417
Interest expense	2,048	2,192	6,238	6,577
Expected return on plan assets	(1,637)	(1,428)	(4,911)	(4,284)
Amortization of prior service cost	27	6	80	17
Actuarial loss	287	335	879	1,004
Special termination benefits	-	204	-	204
Curtailment gain recognized	-	-	(4,989)	-
Net periodic pension cost (benefit)	$ 1,251	$ 2,114	$ (1,036)	$ 5,935

Employer Contributions

The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of December 31, 2011, contributions of $8,814 were made to pension plans for fiscal 2012.  Additional contributions to pension plans of approximately $3,886 are expected during the remainder of fiscal 2012.  However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits

The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements.  As of December 31, 2011, contributions of $555 were made to the plans for fiscal 2012.  Additional contributions of $449 to the plans are expected during the rest of fiscal 2012.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost

Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Service cost	$ 18	$ 20	$ 55	$ 60
Interest expense	167	166	500	499
Amortization of prior service cost	(411)	(410)	(1,233)	(1,232)
Actuarial loss	101	108	303	325
Net periodic pension cost (benefit)	$ (125)	$ (116)	$ (375)	$ (348)

15.  INVENTORIES

The following table summarizes the Company’s costs in inventory:

	December 31, 2011	December 31, 2010	March 31, 2011
Processed tobacco	$ 830,548	$ 700,144	$ 525,759
Unprocessed tobacco	196,355	79,765	230,831
Other	36,392	40,074	43,775
	$1,063,295	$ 819,983	$ 800,365

16.  SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs.  Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution.  This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables.  Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables.  The investment limit with this financial institution is $125,000 and requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales.  The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of .5% of serviced receivables per annum.  As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized.  Servicing fees recognized during the three months and nine months ended December 31, 2011 and 2010 were not material and are recorded as a reduction of Selling, Administrative and General Expenses within the Condensed Consolidated Statements of Operations.

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

         The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	December 31,		March 31,
	2011	2010	2011
Receivables outstanding in facility:
As of December 31	$ 136,196	$ 72,642	$ 53,156
Beneficial interest as of December 31	$ 34,405	$ 23,350	$ 15,797

Servicing liability as of December 31	$ 28	$ -	$ -

Impact on beneficial interest resulting from changes in discount rate:
10%	$ 66	$ 33	$ 25
20%	$ 133	$ 65	$ 51

Criteria to determine beneficial interest as of December 31:
Weighted average life in days	63 to 90	71	67
Discount rate (inclusive of 0.5% servicing fee)	2.54% to 3.78%	2.48%	2.46%
Unused balance fee	0 to 0.40%	0.40%	0.40%
Cash proceeds for the nine months ended December 31:
Cash purchase price	$ 461,237	$ 335,065
Deferred purchase price	217,522	163,097
Service fees	399	399
Total	$ 679,158	$ 498,561
Loss on sale of receivables
Three months ended December 31	$ 967	$ 715
Nine months ended December 31	$ 3,225	$ 1,662

17.  FAIR VALUE MEASUREMENTS

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

	December 31, 2011	December 31, 2010	March 31, 2011
Long-term debt
Carrying value	$ 874,603	$ 763,052	$ 885,155
Estimated fair value	785,090	796,213	905,330

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

•

Level 3 – Significant inputs to the valuation model are unobservable.

	Derivative financial instruments	Securitized beneficial interests	Total Assets	Derivative financial instruments	Guarantees	Total Liabilities
Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	51	-	51	80	-	80
Level 3	-	34,405	34,405	-	4,342	4,342
Totals for December 31, 2011	$ 51	$ 34,405	$ 34,456	$ 80	$ 4,342	$ 4,422

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	218	-	218	-	-	-
Level 3	-	23,350	23,350	-	4,866	4,866
Totals for December 31, 2010	$ 218	$ 23,350	$ 23,568	$ -	$ 4,866	$ 4,866

Level 1	$ -	$ -	$ -	$ -	$ -	$ -
Level 2	2,543	-	2,543	-	-	-
Level 3	-	15,797	15,797	-	4,575	4,575
Totals for March 31, 2011	$ 2,543	$ 15,797	$ 18,340	$ -	$ 4,575	$ 4,575

The following tables present the changes in Level 3 instruments measured on a recurring basis:

	Three Months Ended December 31, 2011		Nine Months Ended December 31, 2011
	Beneficial Interest in Securitized Receivables	Guarantees	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance	$ 28,426	$ 5,005	$ 15,797	$ 4,575
Issuance of guarantees/sales of receivables	39,920	326	141,880	4,925
Settlements	(32,974)	(989)	(120,047)	(4,807)
Changes in anticipated loss rate	-	-	-	(351)
Losses recognized in earnings	(967)	-	(3,225)	-
Ending Balance December 31, 2011	$ 34,405	$ 4,342	$ 34,405	$ 4,342

	Three Months Ended December 31, 2010		Nine Months Ended December 31, 2010
	Beneficial Interest in Securitized Receivables	Guarantees	Beneficial Interest in Securitized Receivables	Guarantees
Beginning Balance	$ 25,528	$ 4,830	$ 25,125	$ 13,478
Issuance of guarantees/sales of receivables	51,892	512	143,178	5,791
Settlements	(53,355)	(476)	(143,291)	(14,403)
Changes in anticipated loss rate	-	-	-	-
Losses recognized in earnings	(715)	-	(1,662)	-
Ending Balance December 31, 2010	$ 23,350	$ 4,866	$ 23,350	$ 4,866

          The amount of unrealized losses relating to assets still held December 31, 2011 and  2010, and  March 31, 2011 was $493, $366 and $288, respectively, all relating to securitized beneficial interests.  Gains and losses included in earnings are reported in Other Income in the Condensed Consolidated Statements of Operations.

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

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities

The Company measures certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis.  These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired.  During the quarter ended December 31, 2011, the Company recorded property that was received in a nonmonetary exchange at fair value of $26,250.  The fair value was determined utilizing independent third party real estate appraisals.

18.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business.  The following is a summary of balances and transactions with related parties of the Company:

	December 31, 2011	December 31, 2010	March 31, 2011
Balances:
Accounts receivable	$ 44,536	$ 71,167	$ 61,981
Accounts payable	17,593	13,581	38,937

	Three Months Ended December 31,		Nine Months Ended December 31,
	2011	2010	2011	2010
Transactions:
Purchases	$ 49,678	$ 47,432	$ 127,472	$ 96,197

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.

          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary.  The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco.  The balance due from the Zimbabwe subsidiary includes a $9,120 pledge to a bank, which has been recorded in Notes Payable to Banks.

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Sales and other operating revenue for the quarter were impacted by shipment timing as well as lower green costs for the current crop that have been passed on to our customers.  However, gross profit and gross profit as a percentage of revenues improved due to product mix, lower processing cost per kilo due to larger crops and factory efficiencies.  Operating income and pretax income also improved compared to last year mainly due to enhanced margins, the non-recurrence of a reserve for a customer receivable and the substantial completion of our restructuring initiative that began last year partially offset by decreased gains on sales of assets in Brazil.  Tax expense for the quarter decreased to $5.7 million compared to $8.5 million in the prior year resulting in $11.8 million of net income, a $13.8 million increase over the prior year quarter.

Liquidity

Our liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, as well as other factors.  We monitor and adjust funding sources that include cash from operations and various types of financings based on a number of industry, business, and financial market dynamics.  Movement and changes between these various funding sources provides flexibility to help maximize various business opportunities, while minimizing associated costs where possible.  We continue monitoring turbulence in the capital markets as a result of the European debt crisis, and believe that we are well positioned with no major long-term debt maturities in the next twelve months, good availability to crop lines globally, and appropriate levels of cash on hand.  As of December 31, 2011, available credit lines and cash were $775.8 million, comprised of $150.6 million in cash and $625.2 million of credit lines, of which $10.8 million was exclusively for letters of credit.

Outlook

We will continue to modify our operations to meet changing market conditions.  Combined with reduced crop sizes in Brazil, Africa and other parts of the world we believe the shift back towards global supply and demand equilibrium for tobacco is beginning.  As stated in prior quarters, our sales patterns and timing of shipments are shifting from larger volumes shipping in the first part of our fiscal year to the second half of the fiscal year. Factors such as later crop purchasing this year in a number of regions, transportation challenges in Africa, shifts in customer timing and mix, and the impact of Hurricane Irene in North Carolina have collectively created further timing shifts to our business this year.  As such, fourth quarter shipping is important to meeting our full year expectations.  We believe our factory investments are reducing operating expenses and we will continue to deploy capital where our customers see value in grower sustainability and social responsibility.  Combined with improved shipping schedules we anticipate building on these positive trends as we move through the remainder of this year and into the next year.

RESULTS OF OPERATIONS:

Condensed Consolidated Statements of Operations
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions)	2011	$	%	2010	2011	$	%	2010
Sales and other operating revenues	$ 493.9	$ (28.2)	(5.4)	$ 522.1	$ 1,370.0	$ (202.3)	(12.9)	$ 1,572.3
Gross profit	65.8	5.2	8.6	60.6	193.3	(16.8)	(8.0)	210.1
Selling, general and administrative expenses	33.9	(3.5)	(9.4)	37.4	103.2	(13.0)	(11.2)	116.2
Other income	12.1	(8.2)		20.3	16.2	(23.8)		40.0
Restructuring charges	0.1	(13.3)		13.4	1.6	(11.8)		13.4
Operating income	43.9	13.7*		30.2*	104.7	(15.8)		120.5
Debt retirement expense	-	(1.1)		1.1	-	(4.6)		4.6
Interest expense	27.4	2.1		25.3	80.2	1.1		79.1
Interest income	2.0	0.3		1.7	4.8	(0.8)		5.6
Income tax expense	5.7	(2.8)		8.5	20.1	7.3		12.8
Equity in net income (loss) of investee companies	(1.0)	(2.1)		1.1	0.2	(2.1)		2.3
Income (loss) attributable to noncontrolling interests	0.1	0.1		-	-	0.2		(0.2)
Net income (loss) attributable to Alliance One International, Inc.	$ 11.8*	$ 13.8*		$ (2.0)*	$ 9.4	$ (22.7)		$ 32.1
* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions, except per kilo amounts)	2011	$	%	2010	2011	$	%	2010
Tobacco sales and other operating revenues:
Sales and other operating revenues	$ 461.9	$ (29.1)	(5.9)	$ 491.0	$ 1,297.5	$ (234.9)	(15.3)	$ 1,532.4
Kilos	99.6	(8.3)	(7.7)	107.9	275.4	(65.2)	(19.1)	340.6
Average price per kilo	$ 4.64	$ .09	2.0	$ 4.55	$ 4.71	$ .21	4.7	$ 4.50
Processing and other revenues	$ 32.0	$ 0.9	2.9	$ 31.1	$ 72.5	$ 32.6	81.7	$ 39.9
Total sales and other operating revenues	$ 493.9	$ (28.2)	(5.4)	$ 522.1	$ 1,370.0	$ (202.3)	(12.9)	$ 1,572.3

Three Months Ended December 31, 2011 Compared to Three Months Ended December 31, 2010

Summary.  Sales and other operating revenues decreased 5.4% primarily due to the timing of shipments and the impact of lower green costs for the current crop that have been passed on to our customers.  Although revenues declined, gross profit increased slightly and gross profit as a percentage of sales increased from 11.6% in 2010 to 13.3% in 2011 primarily due to product mix, lower processing cost per kilo and better efficiencies from factory capital investments.  Selling, general and administrative expenses decreased 9.4%.  Other income in the prior year included gains primarily from the sale of tobacco supplier contracts and other assets in Brazil to PMI.  Other income in the current year is primarily from asset gains related to an exchange of our land and warehouses for similar property in Brazil.  Our restructuring initiative that began in the prior year is now substantially complete.  As a result of improved margins and the non-recurrence of prior year costs, our operating income increased this year by 45.4% or $13.7 million compared to the prior year.  With relatively constant net interest costs, our pretax income increased $13.1 million compared to last year.

          Our effective tax rate decreased from 156.9% in 2010 to 30.9% in 2011.  The significant variance in the effective tax rate between 2011 and 2010 is primarily related to specific event adjustment expense in the prior year due to reductions in foreign tax credit carryforwards.

South America Region.  Tobacco revenues decreased $33.1 million or 23.6% primarily due to a decrease of 1.5 million kilos in quantities sold and a decrease of $1.04 per kilo in average sales prices.  The decrease in volume is mainly attributable to a smaller Argentine crop this year and shipments in earlier quarters this year compared to last year.  The decrease in average sales price is primarily related to product mix and the impact of lower green costs for the current crop in Brazil that have been passed on to the customer.  The current crop is larger than normal but of lower quality.  As a result, green costs are lower than the prior year even though exchange rates have appreciated.  Processing and other revenues increased by $.5 million compared to the prior year.

          Gross profit decreased $4.8 million and gross profit as a percentage of sales decreased almost two percentage points compared to the prior year primarily due to product mix, continued pressures on margin and the negative exchange rate.

Other Regions.  Tobacco revenues increased slightly by $4.0 million or 1.2% primarily from an increase of $.43 per kilo in average sales prices due to product mix.  Partially offsetting the impact of increased average sales prices is a decrease of 6.8 million kilos in quantities sold due to the timing of shipments that occurred earlier in the current year compared to the prior year.  Processing and other revenues increased by $.4 million.  Gross profits increased $10.0 million and gross margin as a percentage of sales increased over two percentage points in 2011 compared to 2010 due to product mix, improved factory efficiencies and the positive exchange rate impact on foreign denominated operating costs.

Nine Months Ended December 31, 2011 Compared to Nine Months Ended December 31, 2010

Summary.  Compared to the prior year, sales and other operating revenues decreased 12.9% primarily due to the impact of PMI’s purchase of our tobacco suppliers in Southern Brazil in the prior year, lower green costs for the current crop that have been passed on to the customer and opportunistic sales in the prior year that did not recur.  While gross profit decreased accordingly, our gross profit as a percentage of sales for the nine months increased slightly from 13.4% to 14.1%.  Selling, general and administrative expenses decreased 11.2% primarily in compensation costs and a prior year reserve for a customer receivable partially offset by independent monitor costs of $2.1 million this year.  Other income in the prior year were gains primarily from our sale of tobacco supplier contracts and other assets in Brazil to PMI compared to asset gains primarily from our exchange of property in Brazil this year.  Our restructuring initiative that began in the prior year is now substantially complete.  Operating income decreased 13.1% compared to the prior year as lower sales and margins and decreased Brazilian asset gains were substantially offset by the non-recurrence of prior year costs.  Pretax income decreased $13.2 million compared to last year in line with our expectations.

          Our effective tax rate increased from 30.1% in 2010 to 68.8% in 2011.  The significant variance in the effective tax rate between 2011 and 2010 is primarily related to a specific event adjustment expense due to net exchange losses on income tax accounts.

South America Region.  Tobacco revenues decreased $168.5 million or 26.6% primarily due to a decrease of 24.4 million kilos in quantities sold and a decrease of $.39 per kilo in average sales prices.  The decrease in volume is mainly attributable to the impact of PMI’s purchase of our tobacco suppliers in Southern Brazil in the prior year.  The decrease in average sales price is primarily due to lower green costs for the current crop that have been passed on to the customer.  The prior crop size was smaller than normal due to weather conditions.  The current crop is larger than normal and is of lower quality.  As a result, green costs are lower even though exchange rates have appreciated.  Partially offsetting lower tobacco revenues are increased processing and other revenues of $20.9 million primarily from previously announced long-term processing agreements with PMI and JTI that began with this year’s crop.

          Gross profit decreased $14.8 million however gross margin as a percentage of sales increased slightly by one half of a percentage point compared to the prior year primarily due to product mix and recoveries of prior unrecovered tobacco supplier advances as a result of the larger crop size this year.

Other Regions.  Tobacco revenues decreased $66.4 million or 7.4% primarily as a result of a decrease of 40.8 million kilos in quantities sold partially offset by an increase of $.53 per kilo in average sales prices.  Processing and other revenues increased $11.7 million.  Gross profits decreased $2.0 million however gross margin as a percentage of sales increased approximately one percentage point due to product mix and improved factory efficiencies.

          Average sales prices increased primarily due to product mix.  The prior year included higher volumes of Chinese byproducts that have returned to more normalized levels this year.  Decreased revenues were primarily due to prior year opportunistic Asian sales, a smaller oriental crop in Turkey this year, a later start to the processing season in many markets and the impact of lower green costs for the current crop across many regions that have been passed on to the customer.

LIQUIDITY AND CAPITAL RESOURCES:

Overview

Our business is seasonal, and purchasing, processing and selling activities have several associated peaks where cash on hand and outstanding indebtedness may be significantly greater or less than at fiscal year-end. We utilize capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to tobacco suppliers in foreign countries, including Argentina, Brazil, Guatemala, Malawi, Tanzania, Turkey and Zambia.  In addition, from time to time, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.  On November 3, 2011, we closed the Fourth Amendment to the Credit Agreement.  See Note 12 “Debt Arrangements” to the “Notes to Condensed Consolidated Financial Statements” for further information.  Effective December 31, 2011, we did not achieve the fixed charge coverage ratio under the indenture governing our Senior Notes due 2016 necessary to access the restricted payments basket for the purchase of common stock, the payment of dividends and other actions under that basket.  From time to time we may not satisfy this ratio.

         As of December 31, 2011, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables.  In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2013 as well as the purchase of the new crop which should begin mid-March.  In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force.  Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter.  North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements.  Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital

Our working capital increased from $846.9 million at March 31, 2011 to $859.1 million at December 31, 2011.  Our current ratio was 2.2 to 1 at December 31, 2011 compared to 2.8 to 1 at March 31, 2011.  Working capital increased as a result of decreased accounts payable partially offset by the net increase in cash on hand at December 31, 2011 from the collection of accounts receivable.  The seasonal increase in notes payable and advances from customers for the purchasing and processing of tobacco in the United States and Africa as well as the financing of crops in South America and in Europe is primarily offset by related increases in inventories and advances to tobacco suppliers.

         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Cash Flows.  Approximately $14.7 million of our outstanding cash balance at December 31, 2011 was held in foreign jurisdictions.  As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	December 31,		March 31,
(in millions except for current ratio)	2011	2010	2011
Cash and cash equivalents	$ 150.6	$ 41.4	$ 43.5
Net trade receivables	186.8	185.0	279.9
Inventories and advances to tobacco suppliers	1,146.4	923.7	874.9
Total current assets	1,591.1	1,312.1	1,317.3
Notes payable to banks	429.1	239.8	231.4
Accounts payable	64.4	70.0	86.1
Advances from customers	113.0	92.5	17.6
Total current liabilities	732.0	529.7	470.4
Current ratio	2.2 to 1	2.5 to 1	2.8 to 1
Working capital	859.1	782.4	846.9
Total long term debt	873.3	762.6	884.4
Stockholders’ equity attributable to Alliance One International, Inc.	322.6	415.3	312.8
Net cash provided (used) by:
Operating activities	(53.7)	(96.0)	(183.0)
Investing activities	(30.9)	(2.6)	(15.9)
Financing activities	189.2	10.1	113.0

Operating Cash Flows

Net cash used by operating activities decreased $42.3 million in 2011 compared to 2010.  The decrease in cash used was primarily due to more cash provided from trade receivables as a result of the timing of cash receipts, more advances from customers for the current crop and less cash used for payables and accrued expenses.  These increases in cash flow were partially offset by increased inventories and advances to tobacco suppliers due to larger crops and delays in processing and shipping.

Investing Cash Flows

Net cash used by investing activities increased $28.3 million in 2011 compared to 2010.  The increase in cash used was primarily attributable to the non-recurrence of prior year events.  The prior year included proceeds from the sale of assets to PMI in Brazil partially offset by increased purchases of property, plant and equipment related to the construction of our new facility in Brazil.  The current year includes more normalized levels of property, plant and equipment purchases and proceeds from sales of fixed assets.

Financing Cash Flows

Net cash provided by financing activities increased $179.1 million in 2011 compared to 2010.  This increase was primarily due to the change in net proceeds from short-term borrowings due to delays in processing and shipping that have resulted in longer financing periods for the current crop.  Additional cash inflows also resulted from an increase in net proceeds from our long-term revolver borrowings and the repurchase of common stock in the prior year.  We continuously monitor and adjust our funding sources based on business dynamics in order to enhance business flexibility and reduce costs.

Debt Financing

We continue to finance our business with a combination of short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations.  At December 31, 2011, we had cash of $150.6 million and total debt outstanding of $1,303.7 million comprised of $85.0 million of revolver borrowings, $429.1 million of notes payable to banks, $54.3 million of other long-term debt, $614.3 million of 10% senior notes, $6.0 million of 8.5% senior notes and $115.0 million of 5 ½% convertible senior subordinated notes.  The $197.7 million seasonal increase in notes payable to banks from March 31, 2011 to December 31, 2011 results from anticipated seasonal fluctuation to account for the current purchase and processing of African and Brazilian tobaccos.  Aggregated peak borrowings by facility occurring at anytime during the three months ended December 31, 2011 and 2010, respectively, were $559.5 million at a weighted average interest rate of 2.92% and $527.3 million at a weighted average interest rate of 3.33%.  Aggregated peak borrowings by facility occurring at anytime during the nine months ended December 31, 2011 and 2010 were repaid with cash provided by operating activities.  Available credit as of December 31, 2011 was $625.2 million comprised of $205.0 million under our revolver, $409.4 million of notes payable to banks and $10.8 million of availability exclusively for letters of credit.  We expect to incur $15.0 million to $18.0 million of maintenance capital expenditures during fiscal year 2012.  We may also decide to deploy additional discretionary amounts to enhance future business prospects, but only if stringent management return thresholds are likely to be achieved.  No cash dividends were paid to stockholders during the quarter ended December 31, 2011.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the remainder of fiscal year 2012.

         The following table summarizes our debt financing as of December 31, 2011:

			December 31, 2011
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest
	2011	2011	Available	Rate
Senior secured credit facility:
Revolver (1)	$ 148.0	$ 85.0	$ 205.0	6.0%	(2)
Senior notes:
10% senior notes due 2016	611.8	614.3	-	10.0%
8 ½% senior notes due 2012	6.0	6.0	-	8.5%
	617.8	620.3	-
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	-	5.5%
Other long-term debt	4.4	54.3	0.1	9.7%	(2)
Notes payable to banks (3)	231.4	429.1	409.3	2.9%	(2)
Total debt	$ 1,116.6	$ 1,303.7	614.4
Short term	$ 231.4	$ 429.1
Long term:
Long term debt current	$ 0.8	$ 1.3
Long term debt	884.4	873.3
	$ 885.2	$ 874.6
Letters of credit	$ 4.9	$ 4.3	10.8
Total credit available			$ 625.2

(1)  As of December 31, 2011 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the nine months ended December 31, 2011.

(3) Primarily foreign seasonal lines of credit.

Foreign Seasonal Lines of Credit

We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of December 31, 2011, we had approximately $429.1 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $853.5 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $10.8 million available in unused letter of credit capacity with $4.3 million issued but unfunded.

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

          In June 2011, the FASB issued new accounting guidance on comprehensive income that was amended in December 2011.  The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income.  The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead.  This accounting guidance, as amended, will be effective for the Company on April 1, 2012.  The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

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

          In December 2011, the FASB issued new accounting guidance on disclosures about offsetting assets and liabilities.  The requirements for offsetting are different under U.S. GAAP and IFRS.  Therefore, the objective of this accounting guidance is to facilitate comparison between financials statements prepared under U.S. GAAP and IFRS by enhancing disclosures of the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain assets and liabilities.  This accounting guidance will be effective for the Company on April 1, 2013.  The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations

FACTORS THAT MAY AFFECT FUTURE RESULTS:

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

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

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

          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2011.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2011.

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

          The Company is currently implementing an ERP system using SAP applications.  The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance.  During the three months ended December 31, 2011, further developments to the financial reporting process were implemented for operations that have previously implemented SAP and the Company substantially completed the process of implementing SAP in its Macedonia operations.  This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

          Other than the financial reporting developments for the Company’s operations that have previously implemented SAP and implementation of SAP in its Macedonia operations discussed above there were no changes that occurred during the three months ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II.  Other Information

Item 1.    Legal Proceedings

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4.4 million (US $5.6 million).  In respect of the investigation into practices in Italy, in October 2005 the EC announced that the Company and its Italian subsidiaries were assessed fines in the aggregate amount of €24.0 million (US $28.8 million).  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice.  The outcome of the appeals is uncertain as to both timing and results.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.

          Mindo, S.r.l. has asserted claims against a subsidiary of the Company arising out of the 2004 sale of the Company’s former Italian subsidiary, Dimon Italia, S.r.l., in an action filed before the Court of Rome on April 12, 2007.  The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US $9.6 million) plus interest and costs.  A hearing for the disposition of this matter was held in December 2011 and the court’s ruling is pending.  No amounts have been reserved with respect to such claim.

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

Item 1A.    Risk Factors

As of the date of this report, there are no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended March 31, 2011.  In evaluating our risks, readers should carefully consider the risk factors discussed in our Annual Report on Form 10-K, which could materially affect our business, financial condition or operating results, in addition to the other information set forth in this report and in our other filings with the Securities and Exchange Commission.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Removed and Reserved

Item 5.    Other Information

None.

Item 6. Exhibits.

10.01

Fourth Amendment to Credit Agreement dated as of November 3, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q of Alliance One International, Inc. for the period ended September 30, 2011, filed on November 3, 2011  (SEC File No. 1-3684).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL:  (i) Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Balance Sheets as of December 31, 2011, December 31, 2010 and March 31, 2011;  (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (submitted herewith)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: February 9, 2012	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Index of Exhibits

Exhibits

10.01

Fourth Amendment to Credit Agreement dated as of November 3, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.01 to the Quarterly Report on Form 10-Q of Alliance One International, Inc. for the period ended September 30, 2011, filed on November 3, 2011  (SEC File No. 1-3684).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101

The following materials from the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended December 31, 2011, formatted in XBRL:  (i) Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2011 and December 31, 2010; (ii) Condensed Consolidated Balance Sheets as of December 31, 2011, December 31, 2010 and March 31, 2011;  (iii) Condensed Consolidated Statements of Cash Flows for the nine months ended December 31, 2011 and December 31, 2010; and (iv) Notes to Condensed Consolidated Financial Statements, tagged as blocks of text (submitted herewith)