Form 10-K
period 2012-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2012-06-13
CIK 939930

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
Yes [ ] No[X]
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

Large Accelerated Filer    []   Accelerated Filer    [X]    Non-Accelerated filer    []    Smaller Reporting Company    []
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of September 30, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $200.8 million based on the closing sale price of the common stock as reported on the New York Stock Exchange. As of June 5, 2012, there were 87,381,035 shares of Common Stock outstanding (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 9, 2012) of the registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

A. The Company

Alliance One is a Virginia corporation with revenues of approximately $2.2 billion and operating income of approximately $154.8 million for the year ended March 31, 2012. Our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Alliance One is one of only two global publicly held leaf tobacco merchants, each with substantially similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. Our goal is to be the preferred supplier of quality tobacco products and innovative solutions to the world’s manufacturers and marketers of tobacco products.

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
          We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Asia, Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of international brand cigarette markets. As cigarette manufacturers expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to beneficial tariff rates and lower freight costs. For some large multinational cigarette manufacturers, international expansion will cause them to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices. For other large multinational cigarette manufacturers, international expansion also includes vertical integration of their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. In recent years, Japan Tobacco, Inc. (“JTI”) began enhancing their direct leaf procurement capabilities with the acquisition of small leaf processors in Malawi and Brazil and the formation a joint venture for tobacco leaf in the United States. Last year, Philip Morris International, Inc. (“PMI”) began strengthening their direct leaf procurement capabilities with the acquisition of supplier contracts and the related assets from Alliance One and another tobacco merchant in Brazil. In addition, some customers are entering into joint venture arrangements to secure their future leaf requirements. We will continue to work with our customers to meet all their needs as their buying patterns and business models change while continuing to be a provider of quality tobacco products and innovative solutions.

Purchasing
Tobacco is primarily purchased directly from suppliers with small quantities still sold at auction. In non-auction markets, we purchase tobacco directly from suppliers and we assume the risk of matching the quantities and grades required by our customers to the entire crop we must purchase under contract. In other non-auction markets, such as China, we buy tobacco from local entities that have purchased tobacco from suppliers and supervise the processing of that tobacco by those local entities. Principal auction markets include India, Malawi and Zimbabwe and our network of tobacco operations and buyers allows us to cover the major auctions of flue-cured and burley tobacco throughout the world. In the United States and other locations, a number of our customers purchase tobacco directly from the suppliers in addition to the leaf merchants. Although our facilities process the tobacco purchased directly from suppliers by these customers, we do not take ownership of that tobacco and do not record sales revenues associated with its resale. The number of customers purchasing tobacco directly from suppliers and the locations in which they purchase tobacco directly from suppliers is expanding.

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
          Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world. We purchase tobacco in more than 35 countries. During the three years ended March 31, 2012, 2011 and 2010, approximately 27%, 35% and 36%, respectively, of our purchases of tobacco were from the South America operating segment and approximately 73%, 65% and 64%, respectively, were from the Other Regions operating segment. Within the Other Regions operating segment, approximately 28%, 30% and 32% of our purchases for the three years ended March 31, 2012, 2011 and 2010, respectively, were from Malawi, China, the United States and Turkey.

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
          We process tobacco in more than 35 owned and third-party facilities around the world including Argentina, Brazil, China, Guatemala, India, Tanzania, the United States, Malawi, Thailand, Germany, Indonesia, Macedonia, Bulgaria and Turkey. These facilities encompass all leading export locations of flue-cured, burley and oriental tobaccos. In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.
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
          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Including their respective affiliates, accounting for more than 10% of our revenues from continuing operations were each of PMI, JTI and Imperial Tobacco Group PLC for the year ended March 31, 2012; and PMI, JTI and British American Tobacco p.l.c. for the years ended March 31, 2011 and 2010.
          In 2012, Alliance One delivered approximately 43% of its tobacco sales to customers in Europe and approximately 20% to customers in the United States. One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia. In 2012, these Belgium sales accounted for 24% of sales to customers in Europe. The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

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

Reportable Segments
The purchasing, processing, selling and storing of leaf tobacco is similar throughout our business. However, we maintain regional operating and financial management in North America, South America, Europe, Africa and Asia to monitor our various operations in these areas. In reviewing these operations, we have concluded that the economic characteristics of South America are dissimilar from the other operating regions. Based on this fact, we disclose South America separately and aggregate the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions.” Our financial performance is reviewed at this level and these regions represent our operating segments. See Note 14 “Segment Information” to the “Notes to Consolidated Financial Statements” for financial information attributable to our reportable segments.

C. Other

Research and Development
We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies. However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Alliance One Employees
Alliance One's consolidated entities employed approximately 3,255 persons, excluding seasonal employees, in our worldwide operations at March 31, 2012. In the Other Regions operating segment, Alliance One's consolidated entities employed approximately 2,622 employees at March 31, 2012 excluding approximately 4,642 seasonal employees. During processing periods, most seasonal employees as well as approximately 246 full-time factory personnel in the United States are covered by collective bargaining agreements. In the South America operating segment, Alliance One's consolidated entities employed approximately 633 persons, excluding approximately 2,862 seasonal employees, at March 31, 2012. We consider Alliance One's employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company’s executive officers as of April 1, 2012, and the capacities in which they serve. These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
Mark W. Kehaya	44	Chairman and Interim Chief Executive Officer

J. Pieter Sikkel	48	President

J. Henry Denny	61	Executive Vice President - Global Operations

Robert A. Sheets	57	Executive Vice President – Chief Financial Officer and Chief Administrative Officer

William L. O’Quinn, Jr.	43	Senior Vice President - Chief Legal Officer and Secretary

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

J. Pieter Sikkel has served as President of Alliance One International, Inc., since December 14, 2010, having previously served as Executive Vice President – Business Strategy and Relationship Management from April 2007 through December 13, 2010, and as Regional Director of Asia from May 2005 through April 2007.

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

Risks Relating to Our Operations

Our reliance on a small number of significant customers may adversely affect our financial statements.
Our customers are manufacturers of cigarette and other tobacco products. Several of these customers individually account for a significant portion of our sales in a normal year.
          For the year ended March 31, 2012, each of Philip Morris International, Inc., Japan Tobacco Inc. and Imperial Tobacco Group PLC, including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers are experiencing consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

Continued vertical integration by our customers could materially adversely affect our financial statements.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. Japan Tobacco, Inc. began its vertical integration operations with the prior crop in Malawi, Brazil and the United States. Philip Morris International, Inc. acquired supplier contracts and related assets in Brazil to procure leaf directly beginning with the current crop. Our results of operations were adversely affected by these initiatives. Further vertical integration by our customers could have a material adverse effect on our financial statements.

Global shifts in sourcing customer requirements may negatively impact our organizational structure and asset base.
The global leaf tobacco industry is experiencing shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred in the United States, Zimbabwe and Western Europe from historical levels. At the same time, production volumes in other sourcing origins, such as Brazil and other areas of Africa, are stabilizing. Additional shifts in sourcing may occur as a result of currency fluctuations, including devaluation of the U.S. dollar. A shift in sourcing origins in Europe has been influenced by modifications to the tobacco price support system in the European Union (EU). Customer requirements are changing due to these variations in production, which could influence our ability to plan effectively for the longer term in Europe.
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
          The cost of acquiring tobacco can fluctuate greatly due to crop sizes and increased competition in certain markets in which we purchase tobacco. For example, in Malawi in 2007, a smaller crop and increased competition in the Malawi market increased green tobacco costs at auction by almost 100%, while processing and overhead costs also increased. Furthermore, short crops in periods of high demand translate into higher average green prices, higher throughput costs and less volume to sell.
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
We advance seeds, fertilizer, pesticides and other products related to growing tobacco to our suppliers, which represent prepaid inventory, in many countries to allow the suppliers to grow tobacco, which we are contractually obligated to purchase. The advances to tobacco suppliers are settled as part of the consideration paid upon the suppliers delivering us unprocessed tobacco at market prices. Two primary factors determine the market value of the tobacco suppliers deliver to us: the quantity of tobacco delivered and the quality of the tobacco delivered. Unsatisfactory quantities or quality of the tobacco delivered could result in losses with respect to advances to our tobacco suppliers or the deferral of those advances.

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
We do business in more than 35 countries, some of which do not have stable economies or governments. Our international operations are subject to international business risks, including unsettled political conditions, uncertainty in the enforcement of legal obligations, including the collection of accounts receivable, expropriation, import and export restrictions, exchange controls, inflationary economies, currency risks and risks related to the restrictions on repatriation of earnings or proceeds from liquidated assets of foreign subsidiaries. These risks are exacerbated in countries where we have advanced substantial sums or guaranteed local loans or lines of credit for the purchase of tobacco from suppliers. For example, in 2006 as a result of the political environment, economic instability, foreign currency controls and governmental regulations in Zimbabwe, we deconsolidated our Zimbabwe subsidiaries.
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
          In 2010, we entered into settlements with the SEC and the U.S. Department of Justice to resolve their investigations regarding potential criminal and civil violations of the FCPA. The settlements resulted in the disgorgement in profits and fines totaling $19.45 million, which have been paid. Both settlements require us to retain an independent compliance monitor for a term of three years.

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
In the past, we have identified certain matters involving our internal control over financial reporting that we and our independent registered public accounting firm determined to be material weaknesses under standards established by the Public Company Accounting Oversight Board. We remediated those material weaknesses in internal control over financial reporting, and we believe that our internal control over financial reporting was effective at March 31, 2012 as reported elsewhere in this Annual Report. Although we intend to continue to monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Risks Relating to Our Capital Structure

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions.
We access the short-term capital markets and, from time to time, the long-term markets to obtain financing. Although we believe that we can continue to access the capital markets in fiscal 2013 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets, which has been negatively impacted by the U.S. sub-prime debt turmoil and the turmoil created by the sovereign debt crisis in Europe and elsewhere; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

Risks Relating to Our Capital Structure (continued)

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
          As of March 31, 2012, we had approximately $374.5 million drawn and outstanding on short-term foreign seasonal lines with maximum capacity totaling $655.2 million subject to limitations as provided for in our Credit Agreement. Additionally against these lines there was $14.0 million available in unused letter of credit capacity with $7.2 million issued but unfunded. At March 31, 2012 we had $88.2 million drawn and outstanding on foreign seasonal borrowings with maturity greater than one year with a maximum capacity of $125.0 million subject to limitations as provided for in the agreements.
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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2012, we had approximately $1,203.0 million of indebtedness. In addition, the indenture governing the senior notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.
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

Risks Relating to Our Capital Structure (continued)

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our publicly traded senior notes and our credit agreement restrict, but do not completely prohibit, us from doing so. Our senior secured credit facility provides for a revolving credit line that was previously increased to $290.0 million. There were no borrowings outstanding under this facility at March 31, 2012. If new debt is added to our current debt levels, the related risks we now face could intensify.

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
Our senior credit facility matures in March 2013. If credit market conditions worsen, it could have a material adverse impact on our ability to refinance our current credit facilities on similar or better terms than our current credit facility.

Risks Related to Global Financial and Credit Markets

Volatility and disruption of global financial and credit markets may negatively impact our ability to access financing and expose us to unexpected risks.
Global financial and credit markets exposes us to a variety of risks as we fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities and customer advances. We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level. These local operating lines typically extend for a term of up to one year and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. As of March 31, 2012, we had approximately $462.7 million drawn and outstanding on short-term and long-term foreign seasonal lines with maximum capacity totaling $780.2 million. Changes in the global financial and credit markets could create uncertainty as to whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity. To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding. Based on the current financial and credit markets, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all. In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing revolving credit line, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge. Further, there is additional risk that certain banks in the U.S. revolving credit line syndicate could be unable to meet contractually obligated borrowing requests in the future if their financial condition were to deteriorate. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

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

Risks Relating to the Tobacco Industry (continued)

Government actions can have a significant effect on the sourcing of tobacco. If some of the current efforts are successful, we could have difficulty obtaining sufficient tobacco to meet our customers’ requirements, which could have an adverse effect on our performance and results of operations. (continued)
          If certain countries were to partner with the FCTC study group and seek to eliminate or significantly reduce leaf tobacco production, we could encounter difficulty in sourcing leaf tobacco to fill customer requirements, which could have an adverse effect on our results of operations.

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
          Our subsidiaries in Spain, Italy and Greece have been subject to these investigations. In 2004, the EC fined us and our Spanish subsidiaries €4.4 million ($5.6 million) solely relating to the investigations in Spain. In respect of the Italian investigation, in October 2005, the EC announced that we and our Italian subsidiaries have been assessed a fine in the aggregate amount of €24.0 million ($28.8 million). Several tobacco processors, suppliers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56.0 million ($67.0 million), inclusive of the fines imposed on us and our subsidiaries. We, along with the applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice. The outcome of the appeals is uncertain as to both timing and results.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2012.

Corporate
Our corporate headquarters are located in Morrisville, North Carolina.

Facilities

We own a total of 12 production facilities in 8 countries. We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season. While we believe our production facilities have been efficiently utilized, we continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco. We also believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand.

ITEM 2. PROPERTIES (continued)

Facilities (continued)

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
          Mindo, S.r.l. has asserted claims against a subsidiary of the Company arising out of the 2004 sale of the Company’s former Italian subsidiary, Dimon Italia, S.r.l., in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US $9.8 million) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court’s ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
          On June 6, 2008, the Company’s Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The class action’s focus is a review of tobacco supplier contracts and business practices, specifically aiming to prohibit processors from notifying the national credit agency of producers in debt, prohibiting processors from deducting tobacco suppliers’ debt from payments for tobacco, and seeking the modification of other contractual terms historically used in the purchase of tobacco. The case is currently before the 2nd civil court of São Lourenço do Sul. On April 20, 2012, the Company’s motion to dismiss the class action was granted in part and denied in part. A hearing with respect to the remaining claims is scheduled to be held on June 27, 2012. The Company believes the remaining claims in this action to be without merit and is vigorously defending the action. Due to the broad scope of the pleading, the ultimate exposure if an unfavorable outcome is received is not estimable.

ITEM 3. LEGAL PROCEEDINGS (continued)

          The Company has been named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012 and April 5, 2012.  The lawsuits were brought by numerous individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina.  The complaints seek compensatory and punitive damages from the Company and other multinational defendants under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco.  The Company has not yet filed answers or other responsive pleadings in these actions, as to which the time for filing has been extended.  Based on its preliminary investigation, the Company believes the claims against it to be without merit and intends to vigorously defend against them.  Because the Company has only recently been named in the lawsuits, the ultimate exposure if an unfavorable outcome is received is not estimable.

ITEM 4. MINE SAFETY DISCLOSURES

None

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

	High	Low	Dividends Declared
Year Ended March 31, 2012
Fourth Quarter	$3.85	$2.80	$—
Third Quarter	3.12	2.26	—
Second Quarter	3.50	2.44	—
First Quarter	4.14	2.98	—
Year Ended March 31, 2011
Fourth Quarter	$4.37	$3.49	$—
Third Quarter	4.83	3.74	—
Second Quarter	4.15	3.21	—
First Quarter	5.41	3.64	—
          As of March 31, 2012, there were approximately 6,380 shareholders, including approximately 5,506 beneficial holders of our common stock.
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

Cumulative Total Return
	Fiscal Year Ended
	3/31/2007	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012

Alliance One International, Inc.	$100.00	$65.44	$41.60	$55.15	$43.55	$40.85

Custom Peer Group	$100.00	$110.16	$52.49	$97.00	$83.75	$93.89

S&P 500 Index	$100.00	$94.92	$58.77	$88.02	$101.79	$110.48

S&P Small Cap 600 Index	$100.00	$89.39	$55.37	$90.81	$113.75	$119.47

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL STATISTICS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2012	2011	2010	2009	2008
Summary of Operations
Sales and other operating revenues	$2,150,767	$2,094,062	$2,308,299	$2,258,219	$2,011,503
Restructuring and asset impairment charges	1,006	23,467	—	591	19,580
Operating income	154,813	132,874	223,814	204,462	93,595
Debt retirement expense (1)	—	4,584	40,353	954	5,909
Income (loss) from continuing operations	29,191	(72,148)	79,946	132,830	9,374
Income from discontinued operations	—	—	—	407	7,855
Net income (loss)	29,191	(72,148)	79,946	133,237	17,229
Net income (loss) attributable to Alliance One International, Inc.	29,451	(71,551)	79,167	132,558	16,861
Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.34	$(0.81)	$0.89	$1.50	$0.10
Income from discontinued operations	—	—	—	—	0.09
Net income (loss) attributable to Alliance One International, Inc.	0.34	(0.81)	0.89	1.50	0.19

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.30	$(0.81)	$0.78	$1.49	$0.10
Income from discontinued operations	—	—	—	—	0.09
Net income (loss) attributable to Alliance One International, Inc. (2)	0.30	(0.81)	0.78	1.49	0.19

Cash dividends paid	—	—	—	—	—
Book value per share	3.75	3.59	4.38	3.67	2.38

Balance Sheet Data
Working capital	$828,681	$846,860	$795,229	$608,179	$440,213
Total assets	1,949,845	1,808,330	1,911,199	1,758,519	1,712,865
Long-term debt	821,453	884,371	788,880	652,584	563,973
Stockholders’ equity attributable to Alliance One International, Inc.	327,482	312,813	390,400	326,661	211,467

Other Data
Ratio of earnings to fixed charges	1.49	1.30	1.63	2.07	1.02
Common shares outstanding at year end (3)	87,381	87,085	89,113	88,974	88,897
Number of stockholders at year end (4)	6,380	8,849	7,716	6,754	7,670

(1) For the year ended March 31, 2010, the Company refinanced its credit facility and long-term debt which resulted in recognition of significant costs to retire existing debt and accelerated recognition of related deferred financing costs and original issue discounts.
(2) For the year ended March 31, 2011, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. For the year ended
March 31, 2011, assumed conversion of convertible notes at the beginning of the period has an antidultive effect on the loss per share.
(3) Excluding 7,853 shares owned by a wholly owned subsidiary.
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

Financial Results

Fiscal 2012 was affected by an oversupply of leaf tobacco in many of our key origins. Brazil, Argentina, Tanzania, Zimbabwe and Malawi all experienced larger than normal crop sizes. In addition, the deliveries of these crops were delayed due to the tobacco suppliers and our customers delaying action in order to evaluate the marketing environment as well as weather in many markets. These factors were mitigated by our efforts to improve our efficiencies and improve yields while increasing our third party processing earnings and resulted in revenues increasing $56.7 million and gross profit increasing $10.9 million over the prior year. We also benefited from the execution of our restructuring projects which resulted in lower selling, general and administrative expenses of $10.3 million. During this difficult marketing season, we successfully managed our risk of excess inventories and ended the year with lower levels of uncommitted inventory than the prior year.

Liquidity

Our liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, and customer mix, as well as other factors. We monitor and adjust funding sources that include cash from operations and various types of financings based on a number of industry, business, and financial market dynamics. Movement and changes between these various funding sources provides flexibility to help maximize various business opportunities, while minimizing associated costs where possible. We continue monitoring turbulence in the capital markets as a result of the European debt crisis, and believe that we are well positioned with no major long-term debt maturities in the next twelve months, good availability to crop lines globally, and appropriate levels of cash on hand. As of March 31, 2012, available credit lines and cash were $720.1 million, comprised of $119.7 million in cash and $600.4 million of credit lines, of which $6.7 million was exclusively for letters of credit.

Outlook

As we move into fiscal 2013, we are seeing reduced crop sizes in most of the key markets for flue-cured and burley tobaccos as a result of the natural cyclicality of the global business. With the smaller crop sizes, the market is returning to a more balanced supply/demand position but with potential shortage of the higher quality flavor styles. The demand for flavor Oriental styles continues to be strong and we are well positioned in the traditional markets as well as the Asian markets. Our enhanced agronomy programs focus on sustainable supply security as well as improving tobacco supplier income and efficiencies. This focus helps our customers meet their quality and volume requirements, which in turn creates growth opportunities. Combined with continued emphasis on efficiency and cost improvements that include strategic capital allocation, these should position our company to deliver improved shareholder value as we move to the future.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Consolidated Statement of Operations
	Twelve Months Ended March 31,
		Change					Change
(in millions)	2012	$		%	2011		$		%	2010
Sales and other operating revenues	$2,150.8	$56.7		2.7	$2,094.1		$(214.2)		(9.3)	$2,308.3
Gross profit	287.7	10.9		3.9	276.8		(119.7)		(30.2)	396.5
Selling, general and administrative expenses	147.6	(10.3)		(6.5)	157.9		2.5		1.6	155.4
Other income (expense)	15.7	(21.7)			37.4		54.7			(17.3)
Restructuring and asset impairment charges	1.0	(22.5)			23.5		23.5			-
Operating income	154.8	21.9	*		132.9	*	(90.9)	*		223.8
Debt retirement expense	—	(4.6)			4.6		(35.8)			40.4
Interest expense	106.8	4.1			102.7		(11.1)			113.8
Interest income	6.1	(1.2)			7.3		2.7			4.6
Income tax expense (benefit)	25.0	(82.5)			107.5		111.3			(3.8)
Equity in net income of investee companies	0.1	(2.4)			2.5		0.5			2.0
Income (loss) attributable to noncontrolling interests	(0.3)	0.3			(0.6)		(1.4)			0.8
Net income (loss) attributable to the Company	$29.5	$101.0			$(71.6)	*	$(150.8)	*		$79.2

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information
	Twelve Months Ended March 31,
		Change			Change
(in millions, except per kilo amounts)	2012	$	%	2011	$	%	2010
Tobacco sales and other operating revenues:
Sales and other operating revenues	$2,054.6	$21.2	1.0	$2,033.4	$(204.7)	(9.1)	$2,238.1
Kilos	426.9	(12.2)	(2.8)	439.1	(50.4)	(10.3)	489.5
Average price per kilo	$4.81	$0.18	3.9	$4.63	$0.05	1.1	$4.58
Processing and other revenues	$96.2	$35.5	58.5	$60.7	$(9.5)	(13.5)	$70.2
Total sales and other operating revenues	$2,150.8	$56.7	2.7	$2,094.1	$(214.2)	(9.3)	$2,308.3

Comparison of the Year Ended March 31, 2012 to the Year Ended March 31, 2011

Summary
Total sales and other operating revenues increased $56.7 million compared to the prior year. Our tobacco sales increased $21.2 million despite lower green costs for the fiscal 2012 crop which were passed on to the customer and lower volumes primarily from the prior year assignment of approximately 20% of our tobacco suppliers in Brazil to PMI. Processing and other revenues increased $35.5 million from long-term processing agreements in Brazil and other countries as customers increasingly source their leaf supply directly. Gross profit increased 3.9% primarily due to improved factory efficiencies, product mix and the non-recurrence of lower of cost or market inventory adjustments from the prior year. Gross profit as a percentage of sales increased marginally from 13.2% in 2011 to 13.4% in 2012. Selling, general and administrative expenses (“SG&A”) decreased 6.5% compared to the prior year primarily from reduced compensation costs as a result of our restructuring initiatives in the prior year and the non-recurrence of significant reserves on customer receivables in the prior year. Offsetting decreased SG&A was independent monitor costs of $6.1 million, an increase of $2.7 million over the prior year. Other operating income (expense) was $15.7 million in 2012 and $37.4 million in 2011 primarily from asset gains in Brazil. In the prior year, we began several strategic initiatives in response to shifting supply and demand balances and the changing business models of customers. While substantially complete, these initiatives resulted in restructuring and asset impairment charges of $1.0 million in 2012 and $23.5 million in the prior year. As a result of increased sales and margins and lower SG&A costs, operating income increased 16.5% or $21.9 million compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2012 to the Year Ended March 31, 2011 (continued)

Summary (continued)
         Our net debt retirement and interest costs were consistent with the prior year. As a result, our pretax income increased 65.2% from $32.8 million in 2011 to $54.2 million in 2012.
          Our effective tax rate decreased from 327.1% in 2011 to 46.2% in 2012. Our effective rates in both years vary significantly from the statutory tax rate due to foreign income tax rates that are lower than the U.S. rate, permanent differences related to local goodwill amortization, exchange gains and losses and currency translation adjustments, and changes to valuation allowance on deferred tax assets. The significant decrease in the tax rate in 2012 is primarily due to a prior year increase in the valuation allowance on U.S. deferred tax assets of $108.5 million. The effective tax rate varied from the statutory rate in 2012 primarily due to increases in unrecognized tax benefits, exchange effects and currency translation.

South America Region
Tobacco revenues decreased $111.5 million or 15.7% primarily due to an 8.5 million kilo decrease in quantities sold and a decrease of $.54 per kilo in average sales prices. The change in volume is mainly attributable to the assignment of tobacco suppliers in Brazil in the prior year and a change in customer mix that resulted in sales commitments for the fiscal 2012 crop that will not be shipped until next year. The decrease in average sales price is primarily due to lower green costs for the fiscal 2012 crop that have been passed on to the customer. The fiscal 2012 crop is larger than normal but of lower quality which lowered green costs even though exchange rates have appreciated. Partially offsetting the decrease in tobacco revenues is a $20.1 million increase in processing and other revenues primarily from additional long-term processing contracts.
          Gross profit decreased $13.2 million primarily due to lower revenues from lower green costs passed on to the customer, product mix and the exchange rate impact on foreign denominated processing costs. Partially offseting the decrease in gross margin is the non-recurrence of lower of cost or market inventory adjustments in the prior year and recoveries of prior unrecovered tobacco supplier advances as a result of the larger crop size this year. Gross margin as a percentage of sales remained consistent with the prior year.

Other Regions
Tobacco revenues increased $132.7 million or 10.0% primarily as a result of a $.49 per kilo increase in average sales prices partially offset by a 3.7 million kilo decrease in quantities sold. Although lower green costs in Africa were passed on to the customer, average sales prices increased overall primarily due to product mix and the decreased sales of Asian byproducts that were sold in the prior year due to market opportunities. Volume decreases, primarily Asian, were partially offset by larger African crops and shipments in the current year that had been delayed from the prior year. Processing and other revenues increased $15.4 million primarily as a result of increased customer requirements in North America.
          Gross profits increased $24.1 million in 2012 compared to 2011 primarily due to non-recurring lower of cost or market inventory adjustments, improved factory efficiencies and the impact of exchange rates on foreign denominated processing costs. Gross profit as a percentage of sales remained consistent with the prior year.

Comparison of the Year Ended March 31, 2011 to the Year Ended March 31, 2010

Summary
Compared to the prior year, sales and other operating revenues decreased 9.3% and gross profit decreased 30.2% due to JTI’s vertical integration initiative and lower demand by customers as a result of reduced cigarette consumption in some markets. Gross profit as a percentage of sales decreased from 17.2% in 2010 to 13.2% in 2011. Impacting gross profit was increased lower of cost or market inventory adjustments and margin pressures due to the industry entering into an oversupply situation. Gross profit was also impacted by higher local costs and product mix. Selling, general and administrative expenses were relatively constant compared to the prior year although this year includes independent monitor costs of $3.4 million and reserves on customer receivables of $3.1 million. Other operating income (expense) was $37.4 million in 2011 primarily related to gains of $37.8 million from the sale of contracts with tobacco suppliers and other assets in Brazil to Philip Morris International, Inc. In 2010, other operating income (expense) was $(17.3) million primarily related to recording an estimated loss of $19.5 million, including disgorgement and penalties, in connection with negotiations with the SEC and Department of Justice and their investigation of alleged FCPA violations. In response to shifting supply and demand balances and the changing business models of customers, several strategic initiatives were implemented this year. In addition to the appointment of new leadership to better position us for the future, we began realigning origin and corporate operations to increase operational efficiency and effectiveness. These initiatives resulted in restructuring charges of $23.5 million. This review is ongoing as we continue to define and execute the necessary changes to support core business functions. As a result of lower sales and margins, operating income decreased 40.6% or $90.9 million compared to the prior year.

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

Liquidity and Capital Resources

Overview
Historically we have needed capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to suppliers for tobacco crops in certain foreign countries. Purchasing, processing and selling activities of our business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be significantly greater or less as a result. Our long-term borrowings consist of unsecured senior and convertible senior subordinated notes as well as a senior secured revolving credit facility. We also have short-term lines of credit available with a number of banks throughout the world to provide needed seasonal working capital to correspond with regional peaks of our business. Over the last twelve months, as a result of the shift in our sales patterns from shipping larger volumes in the first half of our fiscal year to the second half, we increased debt, net of cash, by $10.2 million from $1,073.1 million as of March 31, 2011 to $1,083.3 million as of March 31, 2012. Our debt is longer term in nature with a significant portion of the maturities extending out to 2016. On June 13, 2012, we entered into the Fifth Amendment to our $290.0 million revolving credit facility, which incorporates provisions that eliminate Restricted Payments, including distributions, Company Common Stock repurchases, and purchases of our public Senior Notes and Convertible Senior Subordinated Debt prior to the revolving credit facility's new extended maturity of April 15, 2014.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Overview (continued)
          At March 31, 2012, we had $119.7 million in cash on our balance sheet, $462.7 million outstanding under short-term and long-term foreign lines with an additional $303.4 million available under those lines and $4.1 million outstanding of other debt for a total of $713.4 million of debt availability and cash on hand around the world, excluding $7.2 million in issued but unfunded letters of credit with $6.7 million available. Another source of liquidity as of March 31, 2012 was $155.6 million funded under our accounts receivable sale programs. Additionally, customer advances were $14.9 million in 2012 compared to $17.6 million in 2011. To the extent that these customers do not provide this advance funding, we must provide financing for their inventories. Should customers pre-finance less in the future for committed inventories, this action could negatively affect our short-term liquidity. We believe that the sources of capital we possess, or have access to, will be sufficient to fund our anticipated needs for fiscal year 2013. No cash dividends were paid to stockholders during the twelve months ended March 31, 2012. On July 28, 2010, our board of directors authorized the purchase up to $40.0 million of our common stock over the next two years and we purchased 2.4 million shares of our common stock at a weighted average price paid per share of $3.78 through March 31, 2012. Effective March 31, 2012, we did not satisfy the fixed charge coverage ratio of 2.0 to 1.0 required under the indenture governing our senior notes to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio. Effective June 13, 2012, the Fifth Amendment to our revolving credit facility eliminates Restricted Payments, including Company Common Stock repurchases prior to its extended maturity of April 15, 2014. See Note 7 “Short-term Borrowing Arrangements” and Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.
          Seasonal liquidity beyond cash flow from operations is provided by our revolving credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable. For the years ended March 31, 2012 and 2011, our average short-term borrowings, aggregated peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

(dollars in millions)	2012	2011
Average short-term borrowings	$448.9	$373.4
Aggregated peak short-term borrowings outstanding	$680.7	$619.3
Weighted-average interest rate on short-term borrowings	2.91%	3.47%

          Aggregated peak borrowings for 2012 and 2011 were during the second quarter as we reach our seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. Peak borrowings for 2012 and 2011 were repaid with cash provided by operating activities.
          As of March 31, 2012, we are in our working capital build. In South America we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well. North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital
Our working capital decreased from $846.9 million at March 31, 2011 to $828.6 million at March 31, 2012. Our current ratio was 2.3 to 1 at March 31, 2012 compared to 2.8 to 1 at March 31, 2011. The decrease in working capital is primarily related to the shift in our sales patterns and timing of shipments from larger volumes shipping in the first part of our fiscal year to the second half of the fiscal year. The volumes and timing of fourth quarter shipments resulted in increased notes payable to banks partially offset by increased accounts receivable and cash balances compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Working Capital (continued)
          The following table is a summary of items from the Consolidated Balance Sheet and Consolidated Statements of Cash Flows. Approximately $17.6 million of our outstanding cash balance at March 31, 2012 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2012	$	%	2011	$	%	2010
Cash and cash equivalents	$119.7	$76.2	175.2	$43.5	$(86.2)	(66.5)	$129.7
Net trade receivables	303.1	23.2	8.3	279.9	72.5	35	207.4
Inventories and advances to tobacco suppliers	929.3	54.4	6.2	874.9	(20.0)	(2.2)	894.9
Total current assets	1,477.8	160.5	12.2	1,317.3	(65.6)	(4.7)	1,382.9
Notes payable to banks	374.5	143.1	61.8	231.4	42.4	22.4	189.0
Accounts payable	120.1	34.0	39.5	86.1	(60.3)	(41.2)	146.4
Advances from customers	14.9	(2.7)	(15.3)	17.6	(84.7)	(82.8)	102.3
Total current liabilities	649.2	178.8	38.0	470.4	(117.3)	(20)	587.7
Current ratio	2.3 to 1			2.8 to 1			2.4 to 1
Working capital	828.6	(18.3)	(2.2)	846.9	51.7	6.5	795.2
Total long term debt	821.5	(62.9)	(7.1)	884.4	95.5	12.1	788.9
Stockholders’ equity attributable to Alliance One International, Inc.	327.5	14.7	4.7	312.8	(77.6)	(19.9)	390.4

Net cash provided (used) by:
Operating activities	59.0	242.0		(183.0)	(294.3)		111.3
Investing activities	(65.1)	(49.2)		(15.9)	(6.6)		(9.3)
Financing activities	80.9	(32.1)		113.0	172.3		(59.3)

Operating Cash Flows
Net cash provided by operating activities increased $242.0 million in 2012 compared to 2011 which decreased $294.3 million compared to 2010. The increase in 2012 compared to 2011 is primarily due to less cash used for receivables and customer funding for the current crop compared to the prior year as well as increased payables and accrued expenses compared to the prior year. Partially offsetting these increases are higher levels of inventories and advances to tobacco suppliers. The decrease in 2011 compared to 2010 is primarily due to the negative impact of JTI's vertical integration initiatives on earnings, less customer funding for the current crop and the related increase in cash used for receivables. Partially offsetting these decreases are reduced levels of inventories and advances to tobacco suppliers compared to the prior year.

Investing Cash Flows
Net cash used by investing activities increased $49.2 million in 2012 compared to 2011 which increased $6.6 million compared to 2010. The increase in cash used in 2012 compared to 2011 is primarily a result of prior year events that didn't recur in the current year. In the prior year, proceeds from the sale of assets primarily related to the assets sold to PMI in Brazil are partially offset by decreased capital expenditures primarily due to the construction of our new processing facility in Brazil last year. Net cash used by investing activities also increased in 2012 compared to 2011 due to restricted cash deposits in accordance with long-term foreign seasonal lines of credit agreements entered into this year. The increase in cash used in 2011 compared to 2010 is a result of increased capital expenditures of $53.7 million primarily related to the construction of our new processing facility in Brazil. Partially offsetting the increase in cash used are increased proceeds from the sale of assets of $44.1 million primarily related to the assets sold to PMI in Brazil last year. Reductions in the purchase of foreign currency derivatives and less costs incurred for internally developed software were offset by less proceeds from notes receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Financing Cash Flows
Net cash provided by financing activities was $80.9 million in 2012 compared to $113.0 million in 2011 and net cash used of $59.3 million in 2010. The decrease in cash provided in 2012 compared to 2011 is primarily related to the repayment of our revolver balance that was outstanding in the prior year partially offset by the net change in short-term borrowings as a result of the timing and volumes of our fourth quarter shipments. The increase in cash provided in 2011 compared to cash used in 2010 is primarily related to the impact of our debt refinancing on 2010 cash flows that did not recur in 2011. Partially offsetting these increases in cash provided are the purchase of $58.6 million of our 8.5% senior notes and 10% senior notes in 2011 as well as the purchase 2.4 million shares of our common stock last year.
          The following table summarizes our debt financing as of March 31, 2012:

			March 31, 2012
	Outstanding		Lines and
	March 31, 2011	March 31, 2012	Letters	Interest		Long Term Debt Repayment Schedule
			Available	Rate		2013	2014	2015	2016	2017	Later
Senior secured credit facility:
Revolver (1)	$148.0	$—	$290.0	6.0%		$—	$—	$—	$—	$—	$—
Senior notes:
10% senior notes due 2016 (4)	611.8	615.2	—	10.0%		—	—	—	—	615.2	—
8 ½% senior notes due 2012	6.0	6.0	—	8.5%		6.0	—	—	—	—	—
	617.8	621.2	—			6.0	—	—	—	615.2	—
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	—	5.5%		—	—	115.0	—	—	—
Long-term foreign seasonal borrowings	—	88.2	36.8	3.7%	(2)	—	88.2	—	—	—	—
Other long-term debt	4.4	4.1	0.3	6.6%	(2)	1.1	1.3	0.9	0.5	—	0.3
Notes payable to banks (3)	231.4	374.5	266.6	2.9%	(2)	—	—	—	—	—	—
Total debt	$1,116.6	$1,203.0	593.7			$7.1	$89.5	$115.9	$0.5	$615.2	$0.3
Short-term	$231.4	$374.5
Long-term:
Long-term debt current	$0.8	$7.0
Long-term debt	884.4	821.5
	$885.2	$828.5
Letters of credit	$4.9	$7.2	6.7
Total credit available			$600.4

(1) As of March 31, 2012, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2012.
(3)  Primarily foreign seasonal lines of credit.
(4) Repayment of $615.2 is net of original issue discount of $19.8. Total repayment will be $635.0.

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

Third Amendment. On June 6, 2011, the Company closed the Third Amendment to the Credit Agreement whereby the lenders agreed to extend the term of the facility to March 31, 2013. In addition, the Third Amendment modified certain financial covenants under the Credit Agreement, including establishing the financial maximum consolidated leverage ratio for each fiscal quarter through maturity, reducing the minimum consolidated interest coverage ratio for the quarter ended March 31, 2011 and the first three quarters of the fiscal year ending March 31, 2012, permitting the exclusion of the effect of specified levels of restructuring and impairment charges for the fiscal year ended March 31, 2011 and the fiscal year ending March 31, 2012 for the financial covenants impacted by the Company’s EBIT, and excluding the effect of noncash deferred compensation expense up to $2.2 million for the quarter ended March 31, 2011 for these same covenants. The Third Amendment also increased the basket for capital expenditures for the year ending March 31, 2012 by $15.0 million and permitted the Company to form a subsidiary for a specified business purpose to be funded by up to $1.0 million in equity and $30.0 million in subordinated note investments by the Company, provided the subsidiary receives either revolving credit financing of up to $200.0 million from third parties or issues subordinated notes for an aggregate not to exceed $100.0 million. The Third Amendment increased the interest rates on base rate and LIBOR loans by 1.0 percentage point and the commitment fee on unborrowed amounts under the facility by 0.25 of a percentage point. In addition, pursuant to the Third Amendment, the Company agreed to grant the lenders a security interest on certain U.S. real estate.

Fourth Amendment. On November 3, 2011, the Company closed the Fourth Amendment to the Credit Agreement that expires March 31, 2013. The amendment permitted the exclusion of specified levels of restructuring and impairment charges from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to March 31, 2012 and permitted the exclusion of specified levels of costs and expenses associated with the commercialization, sale or dissolution of the Company’s Alert business from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to December 31, 2011. The amendment also extended to April 30, 2012 the period in which the Company is permitted to form one or more subsidiaries for a specified business purpose to be funded by up to $1.0 million in equity and $30.0 million in subordinated note investments by the Company, provided the subsidiary or subsidiaries receive revolving credit financing of up to $200.0 million from third parties and issue subordinated notes for an aggregate of up to $100.0 million.

Fifth Amendment. Effective June 13, 2012, the Company closed the Fifth Amendment to the Credit Agreement. See Note 21 "Subsequent Event" to the "Notes to Consolidated Financial Statements" and Item 9B "Other Information" for further information.

Financial Covenants. Certain financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement. After giving effect to the Third Amendment to the Credit Agreement, the requirements of those covenants and financial ratios at March 31, 2012 are as follows:

•	a minimum consolidated interest coverage ratio of not less than 1.90 to 1.00 (1.65 for the quarters ending June and September 30, 2011 and 1.80 for the quarter ending December 31, 2011);

•
a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter as set forth in a schedule, which ratio is 5.50 for the quarter ended March 31, 2012 (6.70 for the quarter ending June 30, 2011, 7.50 for the quarter ending September 30, 2011 and 6.10 for the quarter ending December 31, 2011);

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Senior Secured Credit Facility (continued)
          The Company continuously monitors its compliance with the covenants. At March 31, 2012 and during the fiscal year, the Company was in compliance with the covenants (as revised by the Third Amendment). For the third quarter ended December 31, 2011, had the Company not received a waiver which waived the testing of the maximum consolidated leverage covenant for the period October 1, 2011 through and including December 31, 2011, the Company would not have been in compliance for that period end. Significant changes in market conditions could adversely affect the Company's business. As a result, there can be no assurance that the Company will be able to maintain compliance with its financial covenants in the future. The Company records all fees and third-party costs associated with the Credit Agreement, including amendments thereto, in accordance with accounting guidance for changes in line of credit or revolving debt arrangements.

Senior Notes
On July 2, 2009, the Company issued $570.0 million of 10% Senior Notes due 2016 (the “Senior Notes”) at a price of 95.177% of the face value. On August 26, 2009, the Company issued an additional $100.0 million tranche of 10% Senior Notes due 2016 at a price of 97.500% of the face value. These additional notes form part of the same series as the Senior Notes issued on July 2, 2009. The Senior Notes are required to be guaranteed by any “material domestic subsidiaries” of the Company as defined in the indenture governing the Senior Notes. The Company does not have a “material domestic subsidiary” at March 31, 2012.
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

Other Senior Notes and Senior Subordinated Notes
The Company applied a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes to fund the purchase of $120.4 million of its previously existing 8 1/2% Senior Notes due 2012 and the purchase, defeasance and redemption of all of its previously existing 11% Senior Notes due 2012, 12 ¾% Senior Subordinated Notes due 2012, 9 5/8% Senior Notes due 2011, 7 3/4% Senior Notes due 2013 and 8% Senior Notes due 2012, Series B pursuant to an early settlement of a cash tender offer.
          As a result of the repurchase, defeasance and redemption of these existing notes, the Company accelerated approximately $5.6 million of deferred financing costs and $5.6 million of amortization of original issue discount during the year ended March 31, 2010.
          During fiscal 2011, the Company purchased $23.6 million of the remaining 8 1/2% Senior Notes due 2012 on the open market. All purchased securities were cancelled leaving $6.0 million of the 8 1/2% senior notes outstanding at March 31, 2011. Associated cash premiums and other costs paid were $0.7 million. Deferred financing costs and amortization of original issue discount of $0.3 million were accelerated.

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

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2012, the Company had approximately $374.5 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $655.2 million subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $14 million available in unused letter of credit capacity with $7.2 million issued but unfunded.

Long-Term Foreign Seasonal Borrowings
As of March 31, 2012, the Company had foreign seasonal borrowings with maturity greater than one year. Approximately $88.2 million was drawn and outstanding with maximum capacity totaling $125.0 million. Certain of these foreign seasonal borrowings are secured by certain of the subsidiary borrowers' accounts receivable and inventories and restrict the payment of dividend by the subsidiary borrower during the term of the agreement. The Company records outstanding borrowings under its foreign seasonal revolver agreement as long-term as the Company intends to extend repayment terms to the maturity date in accordance with the agreement.

Dividends
The Fifth Amendment to the Credit Agreement eliminated the basket for restricted payments for the term of the Credit Agreement and accordingly, we may not pay any dividends under the Credit Agreement for its remaining term. In addition, the indenture governing our senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if we fail to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2012, we did not satisfy this fixed charge coverage ratio. We may from time to time not satisfy this ratio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2012.

		Payments / Expirations by Period
(in millions)	Total	2013	Years 2014-2015	Years 2016-2017	After 2017
Long-Term Debt Obligations*	$1,141.9	$84.0	$352.8	$704.8	$0.3
Capital Lease Obligations*	0.2	0.1	0.1	—	—
Other Long-Term Obligations**	58.0	10.5	10.4	9.8	27.3
Operating Lease Obligations	39.2	10.2	14.5	6.8	7.7
Capital Expenditure Commitments	2.9	2.9	—	—	—
Tobacco Purchase Obligations	742.3	742.3	—	—	—
Beneficial Interest in Receivables Sold	25.9	25.9	—	—	—
Amounts Guaranteed for Tobacco Suppliers	127.1	119.7	7.4	—	—
Total Contractual Obligations and Other Commercial Commitments	$2,137.5	$995.6	$385.2	$721.4	$35.3
* Long-Term Debt Obligations and Capital Lease Obligations include projected interest for both fixed and variable rate debt. We assume that there will be no drawings on the senior secured revolving credit facility in these calculations. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2012. These calculations also assume that there is no refinancing of debt during any period. These calculations are on Long-Term Debt Obligations and Capital Lease Obligations only.
**Other long-term obligations consist of accrued pension and postretirement costs. Contributions for funded pension plans are based on the Pension Protection Act and tax deductibility and are not reasonably estimable beyond one year. Contributions for unfunded pension plans and postretirement plans captioned under "After 2017" include obligations during the next five years only. These obligations are not reasonably estimable beyond tens years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. We are unable to estimate the timing of payments for these items.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (continued)

Amounts Guaranteed for Tobacco Suppliers
In Brazil and Malawi, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for financing by certain unconsolidated subsidiaries in Asia and Zimbabwe. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” to the “Notes to Consolidated Financial Statements” for further information.

Planned Capital Expenditures
We have projected a total of $75.1 million in capital investments for our 2013 fiscal year of which $2.9 million is under contract at March 31, 2012. We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

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
          We consider unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely. No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with ASC 740. We regularly review the status of the accumulated earnings of each of our foreign subsidiaries and reassess this determination as part of our overall financing plans. Following this assessment, we provide deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested. We did not record any deferred income taxes for 2012. See Note 12 “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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
          Amounts not expected to be recovered through current or future crops are then evaluated to determine whether the yield is considered to be normal or abnormal. If the yield adjustment is normal, then we capitalize the applicable variance in the current crop of inventory. If the yield adjustment is considered abnormal, then we immediately charge the applicable variance to cost of goods and services sold in the income statement. A normal yield adjustment is based on the range of unrecoverability for the previous three years by country. Our normal yield in the South America region is 5.0% to 7.0%.
          We account for our advances to tobacco suppliers using a cost accumulation model, which results in reporting our advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on our advances are recognized upon delivery of tobacco as a decrease in our cost of the current crop.
          The following table illustrates the amounts of favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) that will be capitalized into inventory when the crop has been purchased as of March 31, 2012, 2011 and 2010. The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of sales. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information on the various components noted below. Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle.

(in millions)	2012	2011	2010
Favorable variances (including mark-up)	$21.1	$25.0	$50.6
Unfavorable variances (including unrecoverable advances)	(13.7)	(15.2)	(25.1)
Net favorable / (unfavorable) variance in crop cost in inventory	$7.4	$9.8	$25.5

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Advances to Tobacco Suppliers (continued)

South America Region
The price, and the resulting mark-up, of the inputs we advance is determined at the beginning of each season and depends on various market considerations. We purchase and advance the inputs in the currency of the local market. In 2011, we assigned approximately 20% of our tobacco suppliers to the Brazilian affiliate of Philip Morris International, Inc. (“PMI”). Therefore, the 2012 and 2011 variances are not comparable with 2010. The amount of inputs advanced for the 2012 and 2011 crops were less than the inputs advanced for the 2010 crop. While the local currency appreciated against the U.S. dollar, higher input acquisition costs resulted in a lower favorable variance percentage than 2010. We believe the favorable variances relating to the 2012 and 2011 crops are representative of average favorable variance percentages.
          We base our estimate of the unrecoverable advances on numerous factors, including, but not limited to our expectations of the quantity and quality of tobacco our suppliers will deliver to us. Again, the 2012 and 2011 variances are not comparable with 2010 due to the transaction with PMI. The 2012 and 2011 unfavorable variance percentages improved over 2010 primarily as a result of tighter credit controls in evaluating tobacco suppliers.

Other Regions
Within the Other Regions, Africa and Guatemala are the primary areas where we advance some inputs to suppliers for the coming crop. Advances to tobacco suppliers in most other areas are primarily cash advances to third party commercial suppliers. The Company did not incur substantial net variances within the Other Regions operating segments for 2012, 2011 and 2010 that were absorbed into inventory.

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $4.3 million in the fiscal year ended March 31, 2013 as compared to March 31, 2012. We continually evaluate ways to better manage benefits and control costs. The cash contribution to our employee benefit plans in fiscal 2012 was $12.3 million and is expected to be $10.5 million in fiscal 2013.
          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.
          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(18,271)	$(385)
1% decrease in discount rate	$21,071	$880

1% increase in salary increase assumption	$1,080	$247
1% decrease in salary increase assumption	$(980)	$(207)

1% increase in cash balance crediting rate	$1,348	$309
1% decrease in cash balance crediting rate	$(1,192)	$(272)

1% increase in rate of return on assets	$—	$(870)
1% decrease in rate of return on assets	$—	$870

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

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole. However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange gains (losses) of $1.2 million, $(0.01) million and $(8.1) million for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. We recognized exchange gains (losses) of $(10.0) million, $8.4 million and $20.3 million related to tax balances in our tax expense for the fiscal years ended March 31, 2012, 2011 and 2010, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $(1.5) million, $2.3 million and $(1.8) million in 2012, 2011, and 2010, respectively, as a result of fluctuations in these currencies.
          Our consolidated selling, general and administrative ("SG&A") expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 31.3% or $46.1 million of our total SG&A expenses for the twelve months ended March 31, 2012. A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.6 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would increase or decrease our reported interest cost by approximately $5.8 million. A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 STATEMENTS OF CONSOLIDATED OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
  Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2012	2011	2010
Sales and other operating revenues	$2,150,767	$2,094,062	$2,308,299
Cost of goods and services sold	1,863,115	1,817,243	1,911,849
Gross profit	287,652	276,819	396,450
Selling, general and administrative expenses	147,558	157,920	155,376
Other income (expense)	15,725	37,442	(17,260)
Restructuring and asset impairment charges	1,006	23,467	—
Operating income	154,813	132,874	223,814
Debt retirement expense	—	4,584	40,353
Interest expense	106,804	102,696	113,819
Interest income	6,149	7,255	4,550
Income before income taxes and other items	54,158	32,849	74,192
Income tax expense (benefit)	25,039	107,460	(3,791)
Equity in net income of investee companies	72	2,463	1,963
Net income (loss)	29,191	(72,148)	79,946
Less: Net income (loss) attributable to noncontrolling interests	(260)	(597)	779
Net income (loss) attributable to Alliance One International, Inc.	$29,451	$(71,551)	$79,167
Comprehensive income:
Net income (loss)	$29,191	$(72,148)	$79,946
Currency translation adjustment	(1,546)	2,297	(1,837)
Pension adjustment, net of tax expense (benefit) of $420 in 2012, $26 in 2011 and $(5,107) in 2010	(15,324)	(2,789)	(6,383)
Total comprehensive income (loss)	12,321	(72,640)	71,726
Comprehensive income (loss) attributable to noncontrolling interests	(260)	(615)	763
Total comprehensive income (loss) attributable to Alliance One International, Inc.	$12,581	$(72,025)	$70,963

Earnings (loss) per share:
Basic	$0.34	$(0.81)	$0.89
Diluted	$0.30	$(0.81)	$0.78

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS
Alliance One International, Inc. and Subsidiaries

	March 31, 2012	March 31, 2011
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$119,743	$43,506
Trade and other receivables, net	303,090	279,904
Accounts receivable, related parties	32,316	61,981
Inventories	839,902	800,365
Advances to tobacco suppliers	89,378	74,556
Recoverable income taxes	9,592	7,191
Current deferred taxes	23,855	3,955
Prepaid expenses	45,097	42,319
Assets held for sale	—	413
Current derivative asset	312	2,543
Other current assets	14,562	542
Total current assets	1,477,847	1,317,275
Other assets
Investments in unconsolidated affiliates	24,530	25,665
Goodwill and other intangible assets	35,865	41,205
Deferred income taxes	73,378	82,707
Other deferred charges	12,467	21,019
Other noncurrent assets	66,079	83,371
	212,319	253,967
Property, plant and equipment, net	259,679	237,088
	$1,949,845	$1,808,330
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$374,532	$231,407
Accounts payable	120,148	86,103
Due to related parties	37,520	38,937
Advances from customers	14,876	17,576
Accrued expenses and other current liabilities	78,742	78,459
Current derivative liability	16	—
Income taxes	16,282	17,149
Long-term debt current	7,050	784
Total current liabilities	649,166	470,415

Long-term debt	821,453	884,371
Deferred income taxes	9,494	3,816
Liability for unrecognized tax benefits	18,183	14,733
Pension, postretirement and other long-term liabilities	121,128	118,983
	970,258	1,021,903
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 95,234 issued and outstanding (94,938 at March 31, 2011)	457,497	455,409
Retained deficit	(91,342)	(120,793)
Accumulated other comprehensive loss	(38,673)	(21,803)
Total stockholders’ equity of Alliance One International, Inc.	327,482	312,813
Noncontrolling interests	2,939	3,199
Total equity	330,421	316,012
	$1,949,845	$1,808,330
See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2009	$468,195	$(128,409)	$(1,870)	$(11,255)	$4,119	$330,780
Net income	—	79,167	—	—	779	79,946
Stock warrants issued	16,821	—	—	—	—	16,821
Call option related to convertible debentures, net of tax of $14,978	(24,440)	—	—	—	—	(24,440)
Restricted stock surrendered	(249)	—	—	—	—	(249)
Exercise of employee stock options	75	—	—	—	—	75
Stock-based compensation	569	—	—	—	—	569
Noncontrolling interest dividend paid	—	—	—	—	(360)	(360)
Conversion of foreign currency financial statements	—	—	(1,821)	—	(16)	(1,837)
Adjustment in pensions	—	—	—	(6,383)	—	(6,383)
Balance, March 31, 2010	$460,971	$(49,242)	$(3,691)	$(17,638)	$4,522	$394,922
Net (loss)	—	(71,551)	—	—	(597)	(72,148)
Restricted stock surrendered	(582)	—	—	—	—	(582)
Exercise of employee stock options	130	—	—	—	—	130
Stock-based compensation	3,888	—	—	—	—	3,888
Shares purchased	(9,042)	—	—	—	—	(9,042)
Purchase of additional investment in subsidiary	44	—	—	—	(424)	(380)
Noncontrolling interest dividend paid	—	—	—	—	(284)	(284)
Conversion of foreign currency financial statements	—	—	2,315	—	(18)	2,297
Adjustment in pensions	—	—	—	(2,789)	—	(2,789)
Balance, March 31, 2011	$455,409	$(120,793)	$(1,376)	$(20,427)	$3,199	$316,012
Net income	—	29,451	—	—	(260)	29,191
Restricted stock surrendered	(198)	—	—	—	—	(198)
Stock-based compensation	2,286	—	—	—	—	2,286
Conversion of foreign currency financial statements	—	—	(1,546)	—	—	(1,546)
Adjustment in pensions	—	—	—	(15,324)	—	(15,324)
Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2012	2011	2010
Operating activities
Net income (loss)	$29,191	$(72,148)	$79,946
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	33,143	28,216	29,113
Debt amortization/interest	14,024	12,959	13,104
Debt retirement cost	—	4,584	40,353
Restructuring and asset impairment charges	(415)	10,323	—
(Gain) loss on foreign currency transactions	8,810	(8,387)	(12,288)
Gain on disposition of fixed assets	(4,500)	(4,355)	(5,981)
Gain on other sales of assets	(13,667)	(37,765)	—
Bad debt expense	477	3,002	81
Stock-based compensation	2,618	4,609	448
Changes in operating assets and liabilities, net:
Trade and other receivables	(5,563)	(100,711)	(28,974)
Inventories and advances to tobacco suppliers	(48,806)	60,123	(61,324)
Prepaid expenses	(432)	321	(3,352)
Deferred items	(12,981)	99,646	(14,947)
Recoverable income taxes	7,759	(535)	(6,711)
Payables and accrued expenses	47,676	(95,239)	30,828
Advances from customers	(1,926)	(84,832)	57,844
Current derivative asset	2,232	(16)	(1,699)
Income taxes	(776)	(1,416)	(7,773)
Other operating assets and liabilities	1,506	(1,620)	2,213
Other, net	600	224	438
Net cash provided (used) by operating activities	58,970	(183,017)	111,319

Investing activities
Purchases of property, plant and equipment	(43,846)	(69,525)	(15,785)
Intangibles, including internally developed software costs	(862)	(648)	(6,646)
Proceeds from sale of property, plant and equipment	6,212	6,649	8,575
Proceeds on other sales of assets	—	46,074	—
Foreign currency derivatives	—	—	(5,026)
Proceeds from notes receivable	402	1,331	11,437
Investment in notes receivable	—	(188)	(1,839)
Restricted cash	(26,642)	(30)	6
Other, net	(334)	436	(53)
Net cash used by investing activities	(65,070)	(15,901)	(9,331)

Financing activities
Net proceeds (repayments) of short-term borrowings	$149,914	$37,214	$(72,512)
Proceeds from long-term borrowings	343,426	347,300	1,040,509
Repayment of long-term borrowings	(403,497)	(256,093)	(944,709)
Debt issuance cost	(8,820)	(3,722)	(36,273)
Debt retirement cost	—	(2,262)	(23,459)
Repurchase of common stock	—	(9,042)	—
Proceeds from issuance of warrants	—	—	16,821
Purchase of call options	—	—	(39,418)
Other, net	(84)	(445)	(285)
Net cash provided (used) by financing activities	80,939	112,950	(59,326)

Effect of exchange rate changes on cash	1,398	(264)	(589)

Increase (decrease) in cash and cash equivalents	76,237	(86,232)	42,073
Cash and cash equivalents at beginning of year	43,506	129,738	87,665
Cash and cash equivalents at end of year	$119,743	$43,506	$129,738

Other information:
Cash paid during the year:
Interest	$89,183	$91,108	$118,638
Income taxes	17,242	12,921	42,193

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
          The Company is accounting for its investment in the Zimbabwe operations on the cost method and has been reporting it in Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets since March 31, 2006. During fiscal year 2007, the Company wrote its investment in the Zimbabwe operations down to zero, however the Company continues to make advances and guarantees seasonal lines of credit on behalf of this entity. See Note 19 “Related Party Transactions” to the “Notes to Consolidated Financial Statements” for further information.

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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities. They also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension and postretirement health care benefits, inventory market values, allowances for doubtful accounts and advances, bank loan guarantees to suppliers and an unconsolidated subsidiary, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and uncertain income tax positions, intrastate tax credits in Brazil and fair value determinations of financial assets and liabilities including derivatives, securitized beneficial interests and counterparty risk. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on the Company’s best judgment.

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
          The Company also processes tobacco owned by its customers and revenue is recognized based on contractual terms as the service is provided. The Company’s history indicates customer requirements for processed tobacco are met upon completion of processing. In addition, advances from customers are deferred and recognized as revenue upon shipment or delivery.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and were $22,927, $31,043 and $32,906 for the years ended March 31, 2012, 2011 and 2010, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Shipping and Handling
Shipping and handling costs are included in cost of goods and services sold in the statement of operations.

Other Income (Expense)
Other Income (Expense) consists primarily of gains on sales of property, plant and equipment and assets held for sale. This caption also includes expenses related to the Company’s sale of receivables. See Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information. During the quarter ended, December 31, 2011, the Company exchanged real property with a third party in Brazil. The transaction consisted of the Company exchanging real property located in Vera Cruz, Brazil and $9,403 of cash for real property located in Venancio Aires, Brazil. The Company accounted for the transaction as a nonmonetary exchange involving monetary consideration. In accordance with U.S. GAAP, the transaction was recorded and measured at fair value as the transaction had commercial substance, the fair values of the assets exchanged were determinable within reasonable limits, and the Company’s real property was not held for sale in the ordinary course of business or for property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange. The cost of the real property received in the exchange was measured using the fair value of the assets given which equaled $26,845 including the cash. The Company’s basis in its assets given was $13,178 and a gain of $13,667 was recorded in Other Income (Expense) in the Statements of Consolidated Operations. During fiscal 2011, the Company recorded a gain of $37,765 on the assignment of approximately 9,000 tobacco suppliers in Southern Brazil and the sale of related assets to the Brazilian affiliate of Philip Morris International, Inc. (“PMI”). The Company expects to continue to supply processed tobacco to PMI and to process tobacco for PMI’s Brazilian affiliate under a long-term processing agreement. During fiscal 2010, an estimate of a probable loss in connection with a Foreign Corrupt Practices Act (“FCPA”) investigation was recorded.

The following table summarizes the significant components of Other Income (Expense).

	Years Ending March 31,
	2012	2011	2010
Malawi other property sales	$2,400	$1,975	$1,677
Turkey storage and other property sales	—	—	2,567
Brazil factory and other property sales to PMI’s affiliate	—	37,765	—
Brazil property exchange and other property sales	15,967	—	—
Other sales of assets and expenses	2,491	97	896
FCPA loss	—	—	(19,450)
Losses on sale of receivables	(5,133)	(2,395)	(2,950)
	$15,725	$37,442	$(17,260)

Cash and Cash Equivalents
Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days. At March 31, 2012 and 2011, cash and cash equivalents included $579 and $325 of customer funding that was restricted for social responsibility programs maintained by the Company. At March 31, 2012 and 2011, respectively, $302 and $296 of cash held on deposit as a compensating balance for short-term borrowings was included in Other Current Assets. During the fourth quarter, the Company entered into certain foreign seasonal borrowings with maturities greater than one year that required restricted cash deposits of $13,000 be maintained during the terms of the borrowings. These restricted cash deposits are recorded as Other Noncurrent Assets. Additional cash accounts, and the activity therein, are restricted, as to use and access, per certain of the foreign seasonal borrowing agreements. At March 31, 2012, the balance of these accounts is $13,665 and is recorded as Other Current Assets.

Trade and Other Receivables
Trade and other receivables consist of $286,992 of trade receivables and $16,098 of other receivables at March 31, 2012. The balances at March 31, 2011 were $264,174 and $15,730 for trade receivables and other receivables, respectively.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Trade and Other Receivables (continued)
          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectibility and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $3,878 and $3,732 at March 31, 2012 and 2011, respectively. The provision for doubtful accounts was $221, $3,086 and $447 for the years ending March 31, 2012, 2011 and 2010, respectively and is reported in Selling, General and Administrative Expenses in the Statements of Consolidated Operations.
          Other receivables consist primarily of value added tax (VAT) receivables of $12,505 and $12,282 at March 31, 2012 and 2011, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of long-term debt.

Sale of Accounts Receivable
The Company is engaged in two revolving trade accounts receivable securitization arrangements to sell receivables. The Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the beneficial interest in such receivables. The losses on the sale of receivables are recognized in Other Income (Expense). As of March 31, 2012 and 2011, respectively, accounts receivable sold and outstanding were $182,856 and $53,156. See Note 17 “Sale of Receivables” and Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Advances to Tobacco Suppliers (continued)
          The Company has current and noncurrent advances to tobacco suppliers. The current advances represent the cost of the seeds, fertilizer and other materials that are advanced for the current crop of inventory. The noncurrent advances generally represent the cost of advances to suppliers for infrastructure, such as curing barns, which is also recovered through the delivery of tobacco to the Company by the suppliers. As a result of various factors in a given crop year (weather, etc.) not all suppliers are able to settle the entire amount of advances that are due that year. In these situations, the Company may allow the suppliers to deliver tobacco over future crop years to recover its advances. The advance balances that are deferred over future crop years are also classified as noncurrent.
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
          The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop was $21,139 and $24,995 as of March 31, 2012 and 2011, respectively. Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $13,746 and $15,221 at March 31, 2012 and 2011, respectively. The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2012	March 31, 2011
Current	$89,378	$74,556
Noncurrent	5,613	12,706
	$94,991	$87,262

          Noncurrent advances to tobacco suppliers are recorded in Other Noncurrent Assets in the Consolidated Balance Sheets.
          Unrecovered amounts expensed directly to cost of goods and services sold in the income statement for abnormal yield adjustments or unrecovered amounts from prior crops were $1,350 and $6,385 for the years ended March 31, 2011 and 2010, respectively. There were no abnormal yield adjustments for the year ended March 31, 2012. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as cost of goods and services sold as that crop is sold.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Guarantees
The Company and certain of its foreign subsidiaries guarantee bank loans to suppliers to finance their crops. Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay any guaranteed loan should the supplier default. If default occurs, the Company has recourse against the supplier. The Company also guarantees bank loans of certain unconsolidated subsidiaries in Asia and Zimbabwe. The following table summarizes amounts guaranteed and the fair value of those guarantees:

	March 31, 2012	March 31, 2011
Amounts guaranteed (not to exceed)	$127,132	$119,114
Amounts outstanding under guarantee	105,403	102,550
Fair value of guarantees	5,265	4,575

          Of the guarantees outstanding at March 31, 2012, approximately 94% expire within one year and the remainder within five years. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets and included in crop costs except for Zimbabwe which is included in Accounts Receivable, Related Parties.
          In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2012 and 2011, respectively, the Company had balances of $27,619 and $27,750 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Consolidated Balance Sheets.

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

Other Noncurrent Assets
For the year ended March 31, 2012, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $23,217, long-term advances to suppliers of $5,613, long-term restricted cash of $13,000 and cash surrender value of life insurance of $9,622. For the year ended March 31, 2011, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $37,359, long-term advances to suppliers of $12,706, long-term recoverable income taxes of $11,360 and cash surrender value of life insurance of $9,102.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Property, Plant and Equipment
Property, plant and equipment at March 31, 2012 and 2011, are summarized as follows:

	2012	2011
Land	$27,991	$25,295
Buildings	202,153	184,888
Machinery and equipment	187,026	170,349
Total	417,170	380,532
Less accumulated depreciation	157,491	143,444
Total property, plant and equipment, net	$259,679	$237,088

          Property, plant and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 30 years and 3 to 10 years, respectively. The consolidated financial statements do not include fully depreciated assets. Depreciation expense recorded in Cost of Goods and Services Sold for the years ended March 31, 2012, 2011 and 2010 was $24,712, $20,699 and $21,714, respectively. Depreciation expense recorded in Selling, General and Administrative Expense for the years ended March 31, 2012, 2011 and 2010 was $3,717, $2,915 and $2,933, respectively. Total property and equipment purchases, including internally developed software intangibles, were $42,347 for the year ended March 31, 2012 of which $776 was unpaid at March 31, 2012 and included in Accounts Payable; $70,608 for the year ended March 31, 2011 of which $3,141 was unpaid at March 31, 2011 and included in Accounts Payable; and $18,135 for the year ended March 31, 2010 of which $2,112 was unpaid at March 31, 2010 and included in Accounts Payable. Included in fiscal 2011 purchases is $43,775 for a new tobacco processing facility in the State of Santa Catarina by the Company’s subsidiary in Brazil.
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

Assets Held For Sale
The Company classifies assets as “Assets Held For Sale” when the company has committed to a plan to sell the assets, including the initiation of a plan to locate a buyer, the assets are available for immediate sale, and it is probable that the assets will be sold within one year based on its current condition and sales price. Upon classifying the assets as held for sale, the assets are recorded at the lower of historical cost or fair value less selling costs and depreciation is discontinued. The remaining assets classified as held for sale at March 31, 2011 of $413 were sold during fiscal 2012.

Derivative Financial Instruments
The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. The Company does not currently deem underlying criteria to be perfectly matched and therefore does not believe the currency contracts qualify for hedge accounting as defined by generally accepted accounting principles. As a result, the Company has recorded income of $6,033, $5,679 and $11,448 in its Cost of Goods and Services Sold for the years ended March 31, 2012, 2011 and 2010, respectively. The Company has also recorded income (loss) of $(39), $95 and $3,640 in its Selling, General and Administrative Expenses for the years ended March 31, 2012, 2011 and 2010, respectively. See Note 6 “Derivative and Other Financial Instruments” to the "Notes to Consolidated Financial Statements" for further information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

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
          On April 1, 2011, the Company adopted new accounting guidance on fair value measurements and disclosures. This guidance requires reporting entities to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. It also requires reporting entities to present separately information about purchases, sales, issuances, and settlements in their Level 3 fair value reconciliations. The Company adopted these new disclosure requirements with no material impact on its financial condition or results of operations. See Note 17 “Fair Value Measurements” to the "Notes to Consolidated Financial Statements" for further details.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Recently Adopted Accounting Pronouncements (continued)
          On January 1, 2012, the Company adopted additional new accounting guidance on fair value measurements and disclosures. The objective of this accounting guidance is to provide consistent common fair value measurement and disclosure requirements in U.S. GAAP and IFRS such as clarifying how existing fair value measurement requirements should be applied, changing particular principles and requirements for measuring fair value and fair value measurement disclosures. The Company adopted this new accounting guidance with no material impact on its financial condition or results of operations. See Note 17 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further details.

Recent Accounting Pronouncements Not Yet Adopted
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share

	Years Ended March 31,
(in thousands, except per share data)	2012		2011		2010
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$29,451		$(71,551)		$79,167
SHARES
Weighted Average Number of Shares Outstanding	87,023		87,799		88,627
BASIC EARNINGS (LOSS) PER SHARE	$0.34		$(0.81)		$0.89

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$29,451		$(71,551)		$79,167
Plus interest expense on 5 ½% convertible notes, net of tax	4,111		—	*	3,072
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$33,562		$(71,551)		$82,239
SHARES
Weighted average number of shares outstanding	87,023		87,799		88,627
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	282		—	*	413
Assuming conversion of 5 ½% convertible notes	22,872		—	*	17,001
Shares applicable to stock warrants	—	**	—	**	—	**
Adjusted weighted average number of shares outstanding	110,177		87,799		106,041
DILUTED EARNINGS (LOSS) PER SHARE	$0.30		$(0.81)		$0.78

*
Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

**	For the year ended March 31, 2012, 2011 and 2010, the warrants were not assumed exercised because the exercise price was more than the average price for the period.

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at March 31, 2012 and 2011. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 4,191 at a weighted average exercise price of $6.03 per share at March 31, 2012 and 4,042 at a weighted average exercise price of $6.30 per share at March 31, 2011.
          In connection with the offering of the Company’s 5.50% Convertible Senior Subordinated Notes due 2014, issued on July 2, 2009 (the “Convertible Notes”), the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) equal to the number of shares that underlie the Company’s Convertible Notes. These convertible note hedge transactions are expected to reduce the potential dilution of the Company’s common stock upon conversion of the Convertible Notes in the event that the value per share of common stock exceeds the initial conversion price of $5.0280 per share. These shares were not included in the computation of earnings per diluted share because their inclusion would be antidilutive.
          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012. As of March 31, 2012, the Company has purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Preferred Stock
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At March 31, 2012, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note 2 – Inventories

	March 31, 2012	March 31, 2011
Processed tobacco	$555,341	$525,759
Unprocessed tobacco	240,811	230,831
Other	43,750	43,775
	$839,902	$800,365

See Note 1 “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.
          The Company recorded LCM adjustments of $15,443 and $1,094 for the years ended March 31, 2011 and 2010, respectively. No LCM adjustment was recorded for the year ended March 31, 2012.

Note 3 – Variable Interest Entities

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

Assets of Consolidated VIE	March 31, 2011
Inventory	$5,195
Advances to suppliers	1,770

          Amounts presented in the table above as restricted assets relating to the consolidated VIE are adjusted for intercompany eliminations.

Nonconsolidated Variable Interest Entities
The Company holds variable interests in three joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees one of its joint venture’s borrowings which also represent a variable interest in that joint venture. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2012 and 2011, the Company’s investment in these joint ventures was $23,346 and $24,753, respectively and is classified as Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets. The Company’s advances to these joint ventures were $9 and $36 at March 31, 2012 and 2011, respectively, and are classified as Accounts Receivable, Related Parties in the Consolidated Balance Sheets. The Company guaranteed an amount to a joint venture not to exceed $19,712 and $16,982 at March 31, 2012 and 2011, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 4 – Restructuring and Asset Impairment Charges

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives in fiscal 2011. The Company began realigning the organization by transitioning the United Kingdom finance and logistics functions to the United States and closing the Netherlands office. In December 2010, new leadership was appointed to better position the Company for the future. In addition, origin and corporate operations were reviewed and initiatives were implemented to increase operational efficiency and effectiveness. As a result, total charges of $246 and $14,824 were incurred in connection with the reduction in the global workforce for the years ended March 31, 2012 and 2011, respectively, including an impact on the Company’s pension plans of $1,271 in fiscal 2011. Non-current asset impairment charges of $760 incurred in fiscal 2012 are primarily for non-tobacco internally developed software intangible assets and real property in Macedonia. Other restructuring charges of $8,643 incurred in fiscal 2011 primarily relate to the relocation of factory equipment in Brazil. As of March 31, 2012, these initiatives are substantially complete.

The following table summarizes the restructuring actions as of March 31, 2012, 2011 and 2010:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2012	2011	2010
Employee separation and other cash charges:
Beginning balance	$6,193	$—	$103
Period Charges:
Employee separation charges	215	13,474	—
Other cash charges	31	5,863	—
Total employee separation and other cash charges	246	19,337	—
Payments through March 31	(4,479)	(13,144)	(103)
Ending balance March 31	$1,960	$6,193	$—
Asset impairment and other non-cash charges	760	4,130	—
Total restructuring and asset impairment charges	$1,006	$23,467	$—

          The following table summarizes cash payments for employee separation and other cash charges for the years ended March 31, 2012, 2011 and 2010.

	Year Ending March 31,			Total
Cash Payments by Year	2012	2011	2010	Payments
Employee separation and other cash charges	$246	$19,337	$—
Cash paid 2011	—	(13,144)	—	$(13,144)
Cash paid 2012	(62)	(4,417)	—	$(4,479)
Balances at March 31, 2012	$184	$1,776	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 4 – Restructuring and Asset Impairment Charges (continued)

          The following table summarizes the employee separation and other cash charges recorded in the Company’s South America and Other Regions segments as of March 31, 2012, 2011 and 2010:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2012	2011	2010
Beginning balance:	$6,193	$—	$103
South America	1,073	—	—
Other regions	5,120	—	103
Period charges:	$246	$19,337	$—
South America	75	7,589	—
Other regions	171	11,748	—
Payments through March 31:	$(4,479)	$(13,144)	$(103)
South America	(965)	(6,516)	—
Other regions	(3,514)	(6,628)	(103)
Ending balance March 31:	$1,960	$6,193	$—
South America	183	1,073	—
Other regions	1,777	5,120	—

          Non-cash charges related to the South America segment were $2,860 during the year ended March 31, 2011. Non-cash charges related to the Other Regions segment were $760 and $1,270 during the years ended March 31, 2012 and 2011, respectively.

Note 5 – Goodwill and Other Intangibles

The Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred. The Company evaluated its goodwill for impairment during fiscal 2012, 2011 and 2010 and determined that no impairment was required.
          The carrying value of other intangible assets as of March 31, 2012 represents customer relationship, production and supply contracts and internally developed software. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives. The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives. Amortization expense associated with these intangible assets was $5,804, $5,094 and $5,618 for the years ended March 31, 2012, 2011 and 2010, respectively and is recorded in Selling, General and Administrative Expenses.
          The Company began implementing a new ERP system in fiscal 2008 and capitalized certain costs into tangible assets within the consolidated balance sheet in accordance with generally accepted accounting principles. As of March 31, 2012, the Company has implemented the ERP system in most of the operations subsidiaries around the world and incurred $15,942 of capitalizable costs associated with the implementation. Amortization of the final accumulated costs of each implemented location is over a five year useful life. There was an additional $642 of capitalizable costs related to other internally developed software projects that were subsequently written off in fiscal 2012 due to impairment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 5 – Goodwill and Other Intangibles (continued)

          Goodwill and Intangible Asset Rollforward:

	Unamortizable Goodwill	Amortizable Intangibles
	Other Regions Segment	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2012		13	4	2
March 31, 2010 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$14,459	$58,846
Accumulated amortization	—	(8,214)	(1,452)	(4,189)	(13,855)
Net March 31, 2010 balance	2,794	25,486	6,441	10,270	44,991
Additions	—	—	—	1,308	1,308
Amortization expense	—	(1,685)	(496)	(2,913)	(5,094)
Net March 31, 2011 balance	2,794	23,801	5,945	8,665	41,205
Additions	—	—	—	821	821
Impairment / other	—	—	—	(357)	(357)
Amortization expense	—	(1,685)	(1,095)	(3,024)	(5,804)
Net March 31, 2012 balance	$2,794	$22,116	$4,850	$6,105	$35,865

          Estimated Intangible Asset Amortization Expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2013	$1,685	$1,251	$3,189	$6,125
2014	1,685	1,251	1,750	4,686
2015	1,685	1,173	534	3,392
2016	1,685	1,175	404	3,264
2017	1,685	—	228	1,913
Later	13,691	—	—	13,691
	$22,116	$4,850	$6,105	$33,071
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2012.
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
Alliance One International, Inc. and Subsidiaries
(in thousands)
Note 6 – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments
The Company recognizes all derivative financial instruments, such as foreign exchange contracts at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Estimates of fair value were determined in accordance with generally accepted accounting principles. The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement. See Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information of fair value methodology. The following table summarizes the fair value of the Company’s derivatives by type at March 31, 2012 and 2011.

	Fair Values of Derivative Instruments
	Assets
Derivatives Not Designated as Hedging Instruments Under ASC 815:	Balance Sheet Account	Fair Value
Foreign currency contracts at March 31, 2012:	Current Derivative Asset	$312
	Current Derivative Liability	$16
Foreign currency contracts at March 31, 2011	Current Derivative Asset	$2,543

Earnings Effects of Derivatives

The Company has entered into forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. These contracts are for green tobacco purchases and processing costs as well as selling, general and administrative costs as the Company deems necessary. These contracts do not meet the requirements for hedge accounting treatment under generally accepted accounting principles, and as such, changes in fair value are reported in income each period.
          The following table summarizes the earnings effects of derivatives in the statements of consolidated operations for the years ending March 31, 2012, 2011, and 2010.

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		2012	2011	2010
Foreign currency contracts	Cost of Goods and Services Sold	$6,033	$5,679	$11,448
Foreign currency contracts	Selling, General and Administrative Expenses	(39)	95	3,640
Total		$5,994	$5,774	$15,088

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 7 – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $655,154 and $798,599 at March 31, 2012 and 2011, respectively. The weighted average variable interest rate for the years ending March 31, 2012 and 2011 was 2.9% and 3.5%, respectively. At March 31, 2012 and 2011, amounts outstanding under the lines were $374,532 and $231,407, respectively. Unused lines of credit at March 31, 2012 amounted to $266,641 ($553,211 at March 31, 2011), net of $13,981 of letters of credit lines. Certain non-U.S. borrowings of approximately $12,938 and $2,818 have inventories of $13,906 and $2,849 as collateral at March 31, 2012 and 2011, respectively. At March 31, 2012 and 2011, respectively, $302 and $296 were held on deposit as a compensating balance.

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

Third Amendment. On June 6, 2011, the Company closed the Third Amendment to the Credit Agreement whereby the lenders agreed to extend the term of the facility to March 31, 2013. In addition, the Third Amendment modified certain financial covenants under the Credit Agreement, including establishing the financial maximum consolidated leverage ratio for each fiscal quarter through maturity, reducing the minimum consolidated interest coverage ratio for the quarter ended March 31, 2011 and the first three quarters of the fiscal year ending March 31, 2012, permitting the exclusion of the effect of specified levels of restructuring and impairment charges for the fiscal year ended March 31, 2011 and the fiscal year ending March 31, 2012 for the financial covenants impacted by the Company’s EBIT, and excluding the effect of noncash deferred compensation expense up to $2,200 for the quarter ended March 31, 2011 for these same covenants. The Third Amendment also increased the basket for capital expenditures for the year ending March 31, 2012 by $15,000 and permitted the Company to form a subsidiary for a specified business purpose to be funded by up to $1,000 in equity and $30,000 in subordinated note investments by the Company, provided the subsidiary receives either revolving credit financing of up to $200,000 from third parties or issues subordinated notes for an aggregate not to exceed $100,000. The Third Amendment increased the interest rates on base rate and LIBOR loans by 1.0 percentage point and the commitment fee on unborrowed amounts under the facility by 0.25 of a percentage point. In addition, pursuant to the Third Amendment, the Company agreed to grant the lenders a security interest on certain U.S. real estate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Senior Secured Credit Facility (continued)

Fourth Amendment. On November 3, 2011, the Company closed the Fourth Amendment to the Credit Agreement that expires March 31, 2013. The amendment permitted the exclusion of specified levels of restructuring and impairment charges from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to March 31, 2012 and permitted the exclusion of specified levels of costs and expenses associated with the commercialization, sale or dissolution of the Company’s Alert business from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to December 31, 2011. The amendment also extended to April 30, 2012 the period in which the Company is permitted to form one or more subsidiaries for a specified business purpose to be funded by up to $1,000 in equity and $30,000 in subordinated note investments by the Company, provided the subsidiary or subsidiaries receive revolving credit financing of up to $200,000 from third parties and issue subordinated notes for an aggregate of up to $100,000.

Fifth Amendment. Effective June 13, 2012, the Company closed the Fifth Amendment to the Credit Agreement. See Note 21 "Subsequent Event" to the "Notes to Consolidated Financial Statements" for further information.

Financial Covenants. Certain financial covenants and required financial ratios adjust over time in accordance with schedules in the Credit Agreement. After giving effect to the Third Amendment to the Credit Agreement, the requirements of those covenants and financial ratios at March 31, 2012 are as follows:

•	a minimum consolidated interest coverage ratio of not less than 1.90 to 1.00 (1.65 for the quarters ending June and September 30, 2011 and 1.80 for the quarter ending December 31, 2011);

•
a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter as set forth in a schedule, which ratio is 5.50 for the quarter ended March 31, 2012 (6.70 for the quarter ending June 30, 2011, 7.50 for the quarter ending September 30, 2011 and 6.10 for the quarter ending December 31, 2011);

•	a maximum consolidated total senior debt to working capital amount ratio of not more than 0.80 to 1.00; and

•
maximum annual capital expenditures of $55,000 during fiscal year ending March 31, 2012 and $40,000 during any fiscal year thereafter, in each case with a one-year carry-forward for capital expenditures in any fiscal year below the maximum amount.

          The Company continuously monitors its compliance with the covenants. At March 31, 2012 and during the fiscal year, the Company was in compliance with the covenants (as revised by the Third Amendment). For the third quarter ended December 31, 2011, had the Company not received a waiver which waived the testing of the maximum consolidated leverage covenant for the period October 1, 2011 through and including December 31, 2011, the Company would not have been in compliance for that period end. Significant changes in market conditions could adversely affect the Company's business. As a result, there can be no assurance that the Company will be able to maintain compliance with its financial covenants in the future. The Company records all fees and third-party costs associated with the Credit Agreement, including amendments thereto, in accordance with accounting guidance for changes in line of credit or revolving debt arrangements.

Senior Notes
On July 2, 2009, the Company issued $570,000 of 10% Senior Notes due 2016 (the “Senior Notes”) at a price of 95.177% of the face value. On August 26, 2009, the Company issued an additional $100,000 tranche of 10% Senior Notes due 2016 at a price of 97.500% of the face value. These additional notes form part of the same series as the Senior Notes issued on July 2, 2009. The Senior Notes are required to be guaranteed by any “material domestic subsidiaries” of the Company as defined in the indenture governing the Senior Notes. The Company does not have a “material domestic subsidiary” at March 31, 2012.
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

Note 8 - Long-Term Debt (continued)

Senior Notes (continued)

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

Other Senior Notes and Senior Subordinated Notes
The Company applied a portion of the net proceeds from the issuance of the Senior Notes and Convertible Notes to fund the purchase of $120,365 of its previously existing 8 1/2% Senior Notes due 2012 and the purchase, defeasance and redemption of all of its previously existing 11% Senior Notes due 2012, 12 ¾% Senior Subordinated Notes due 2012, 9 5/8% Senior Notes due 2011, 7 3/4% Senior Notes due 2013 and 8% Senior Notes due 2012, Series B pursuant to an early settlement of a cash tender offer.
          As a result of the repurchase, defeasance and redemption of the notes that existed prior to the refinancing, the Company accelerated approximately $5,591 of deferred financing costs and $5,563 of amortization of original issue discount during the year ended March 31, 2010.
          During fiscal 2011, the Company purchased $23,635 of the remaining 8 1/2% Senior Notes due 2012 on the open market. All purchased securities were cancelled leaving $6,000 of the 8 ½% senior notes outstanding at March 31, 2011. Associated cash premiums and other costs paid were $650. Deferred financing costs and amortization of original issue discount of $282 were accelerated.

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

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2012, the Company had approximately $374,532 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $655,154 subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $13,981 available in unused letter of credit capacity with $7,239 issued but unfunded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Long-Term Foreign Seasonal Borrowings
As of March 31, 2012, the Company had foreign seasonal borrowings with maturity greater than one year. Approximately $88,226 was drawn and outstanding with maximum capacity totaling $125,000. Certain of these foreign seasonal borrowings are secured by certain of the subsidiary borrowers' accounts receivable and inventories totalling $38,596 and restrict the payment of dividends by the subsidiary borrower during the term of the agreement. The Company records outstanding borrowings under its foreign seasonal revolver agreement as long-term as the Company intends to extend repayment terms to the maturity date in accordance with the agreement.

Dividends
The Fifth Amendment to the Credit Agreement eliminated the basket for restricted payments for the term of the Credit Agreement and accordingly, the Company may not pay any dividends under the Credit Agreement for its remaining term. In addition, the indenture governing its senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2012, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

Summary of Debt
The following table summarizes the Company’s debt financing as of March 31, 2012:

			March 31, 2012
	Outstanding		Lines and
	March 31, 2011	March 31, 2012	Letters	Interest		Long Term Debt Repayment Schedule
			Available	Rate		2013	2014	2015	2016	2017	Later
Senior secured credit facility:
Revolver (1)	$148,000	$—	$290,000	6.0%	(2)	$—	$—	$—	$—	$—	$—
Senior notes:
10% senior notes due 2016 (4)	611,756	615,189	—	10.0%		—	—	—	—	615,189	—
8 ½% senior notes due 2012	6,000	6,000	—	8.5%		6,000	—	—	—	—	—
	617,756	621,189	—			6,000	—	—	—	615,189	—
5 ½% convertible senior subordinated notes due 2014	115,000	115,000	—	5.5%		—	—	115,000	—	—	—
Long-term foreign seasonal borrowings	—	88,226	36,774	3.7%	(2)	—	88,226	—	—	—	—
Other long-term debt	4,399	4,088	281	6.6%	(2)	1,050	1,268	944	546	3	277
Notes payable to banks (3)	231,407	374,532	266,641	2.9%	(2)	—	—	—	—	—	—
Total debt	$1,116,562	$1,203,035	593,696			$7,050	$89,494	$115,944	$546	$615,192	$277
Short term	$231,407	$374,532
Long term:
Long term debt current	$784	$7,050
Long term debt	884,371	821,453
	$885,155	$828,503
Letters of credit	$4,859	$7,239	6,742
Total credit available			$600,438
(1)  As of March 31, 2012, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2012.
(3)  Primarily foreign seasonal lines of credit.
(4) Repayment of $615,189 is net of original issue discount of $19,811. Total repayment will be $635,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 9 - Long-Term Leases

The Company has operating leases for land, buildings, automobiles and other equipment. Rent expense for all operating leases was $21,359, $16,400 and $14,499 for the years ended March 31, 2012, 2011 and 2010, respectively. Minimum future obligations are as follows:

Operating Leases
2013	$10,154
2014	9,585
2015	4,902
2016	4,419
2017	2,356
Remaining	7,768
$39,184

Note 10 – Equity in Net Assets of Investee Companies

The Company has equity basis investments in companies located in Asia which purchase and process tobacco. The Asia investees and ownership percentages are as follows: Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%. Summarized financial information for these investees for fiscal years ended March 31, 2012, 2011 and 2010 follows:

	Years Ended March 31,
Operations Statement Information	2012	2011	2010
Sales	$119,252	$112,362	$105,123
Gross profit	9,191	15,057	14,947
Net income	147	5,026	3,994
Company's dividends received	1,480	—	430

	March 31,
Balance Sheet Information	2012	2011
Current assets	$63,732	$74,468
Property, plant and equipment and other assets	35,697	35,811
Current liabilities	47,766	54,283
Long-term obligations and other liabilities	4,019	5,479
Interests of other shareholders	24,299	25,764
Company’s interest	23,346	24,753

Note 11 – Stock – Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Awards granted are recognized as compensation expense based on the grant-date fair value estimated in accordance with generally accepted accounting principles.
          The table below summarizes certain data for the Company’s stock based compensation plans:

	Year Ended March 31,
	2012	2011	2010
Compensation expense for all stock based compensation plans	$2,618	$4,609	$448
Tax (expense) benefits for stock-based compensation	$—	$—	$(748)
Intrinsic value of stock options exercised	$—	$22	$59
Fair value of stock options vested	$1,477	$189	$908

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007 and amended the plan at its Annual Meeting of Shareholders on August 11, 2011 and August 6, 2009. The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company. A maximum of 13,900 shares may be granted under the plan as amended. As of March 31, 2012, 11,281 equity awards have been granted, 4,679 equity awards have been cancelled and 1,184 vested under the 2007 Plan, leaving 7,298 shares available for future awards under the 2007 Plan. Total equity awards outstanding are 6,207 inclusive of 5,419 awards granted and outstanding under the 2007 plan and 788 awards granted under prior plans. Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans. Individual types of awards are discussed in greater detail below.

Stock Option Awards
Stock options allow for the purchase of common stock at a price determined at the time the option is granted. Stock options generally vest ratably over four years and generally expire after ten years. The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience. The fair value is then recognized as compensation expense ratably over the vesting term of the options. There were 2,835 stock options granted during fiscal year 2011. No stock options were granted during 2012 and 2010.

          Assumptions used to determine the fair value of options issued in 2011 include the following:

2011
Grant Price	$3.97
Exercise Price	$6.00
Expected Life in Years	6.50
Annualized Volatility	59.2%
Annual Dividend Rate	0.00%
Risk Free Rate	2.48%
Fair Value	$5,540

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2009	2,636	6.08
Exercised	(30)	3.26
Forfeited	(173)	6.46
Expired	(276)	4.89
Outstanding at March 31, 2010	2,157	6.24
Granted	2,835	6.00
Exercised	(35)	2.98
Forfeited	(433)	6.91
Outstanding at March 31, 2011	4,524	6.05
Forfeited	(203)	5.98
Expired	(130)	6.86
Outstanding at March 31, 2012	4,191	6.03	7.31	—
Vested and expected to vest at March 31, 2012	4,084	6.03	7.27	—
Exercisable at March 31, 2012	1,931	6.06	5.36	—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

Stock Option Awards (continued)
          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options. The expense related to stock option awards for 2012, 2011, and 2010 was $907, $2,874, and $1,090, respectively. Options exercised in 2011 and 2010 were purchased by the tender of existing shares of option holders. There were no options exercised in 2012.
          The table below shows the movement in unvested options from March 31, 2011 to March 31, 2012.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2011	2,983	2.06	$6,143
Forfeited	(66)	3.76	(250)
Vested	(657)	2.25	(1,477)
Unvested March 31, 2012	2,260	1.95	$4,416

          As of March 31, 2012, there is $2,697 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 3.98 years.

Restricted Stock
Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. The fair value of restricted shares is determined on grant date and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2009	494	5.26
Granted	192	4.25
Vested	(271)	4.13
Forfeited	(17)	5.95
Restricted at March 31, 2010	398	5.51
Granted	143	3.34
Vested	(258)	6.08
Forfeited	(27)	5.06
Restricted at March 31, 2011	256	3.77
Granted	146	3.27
Vested	(185)	3.60
Forfeited	(13)	4.15
Restricted at March 31, 2012	204	3.55

          As of March 31, 2012, there was $191 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through August 6, 2013. Expense recognized due to the vesting of restricted stock awards was $550, $559 and $824 for the years ended March 31, 2012, 2011 and 2010, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

Restricted Stock Units
Restricted stock units differ from restricted stock in that no shares are issued until restrictions lapse. Certain restricted stock units vest at the end of a three-year service period and others vest ratably over a three year period. The fair value of the restricted stock units is determined on the grant date and is amortized over the vesting period.

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2009	92	4.47
Granted	106	4.26
Forfeited	(10)	4.39
Outstanding as of March 31, 2010	188	4.36
Granted	959	4.57
Vested	(5)	4.59
Forfeited	(253)	4.58
Outstanding as of March 31, 2011	889	4.53
Vested	(251)	4.55
Forfeited	(50)	4.56
Outstanding as of March 31, 2012	588	4.51
          As of March 31, 2012, there was $1,340 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through February 9, 2014. Expense recognized due to the vesting of these awards was $1,322, $829 and $236 during the years ended March 31, 2012, 2011 and 2010 respectively.

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

Performance Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2009	1,188	4.47
Granted	1,782	4.19
Forfeited	(203)	4.36
Outstanding as of March 31, 2010	2,767	4.30
Vested	(291)	4.47
Forfeited	(496)	4.02
Shares not vesting due to Performance	(803)	4.47
Outstanding as of March 31, 2011	1,177	4.26
Forfeited	(1,177)	4.26
Outstanding as of March 31, 2012	—	—
          As of March 31, 2012, the Company has no performance shares expected to vest. Expense (income) recognized due to the expected vesting of this type of award was $163 and $(1,514) for the years ended March 31, 2011 and 2010, respectively. There was no expense recognized for the year ended March 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

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

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2009	150	4.47
Outstanding as of March 31, 2010	150	4.47
Granted	2,097	4.56
Vested	(40)	4.47
Forfeited	(698)	4.59
Shares not vesting due to Performance	(110)	4.47
Outstanding as of March 31, 2011	1,399	4.55
Forfeited	(175)	4.59
Outstanding as of March 31, 2012	1,224	4.54

          As of March 31, 2012, the Company anticipates that no performance-based restricted stock units will vest. There is $5,559 remaining unamortized deferred compensation associated with the 1,224 restricted stock units that could potentially vest through March 31, 2014. Expense (income) recognized due to the expected vesting of these awards were $(161), $184 and $(179) during the years ended March 31, 2012, 2011 and 2010, respectively.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2012, 2011 and 2010, the Company’s unrecognized tax benefits totaled $11,804, $9,019 and $9,004, respectively, all of which would impact the Company’s effective tax rate if recognized. The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2012, 2011and 2010:

	2012	2011	2010
Balance at April 1	$9,019	$9,004	$20,129
Increase for current year tax positions	58	3,500	2,292
Increases (reductions) for prior year tax positions	3,030	5,539	(1,698)
Impact of changes in exchange rates	(303)	(63)	3,664
Reduction for settlements	—	(8,961)	(15,383)
Balance at March 31	$11,804	$9,019	$9,004

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2012 and 2011, the Company accrued an additional $1,176 and $2,446, respectively, of interest, penalties and related exchange losses related to unrecognized tax benefits. As of March 31, 2012, accrued interest and penalties totaled $8,690 and $1,190, respectively. During the year ending March 31, 2012, the Company reduced its accrued interest and penalties for $307 related to settlements and for $203 related to the expiration of statute of limitations. As of March 31, 2011, accrued interest and penalties totaled $7,780 and $1,434, respectively.
         During the fiscal year ending March 31, 2012, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, increased from $18,2330to $21,683. The increase relates to settlements of approximately $307, expiration of statute of limitations of approximately $355, and increases related to current period activity of approximately $4,112.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Accounting for Uncertainty in Income Taxes (continued)
         Other than the expiration of an assessment period under local guidance and administrative practice pertaining to an international unrecognized tax benefit for the amount of $1,359, interest of $7,789 and penalties $343, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2012, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision
The components of income before income taxes, equity in net income of investee companies and minority interests consisted of the following:

	Years Ended March 31,
	2012	2011	2010
U.S.	$(21,923)	$(51,092)	$(43,645)
Non-U.S.	76,081	83,941	117,837
Total.	$54,158	$32,849	$74,192

         The details of the amount shown for income taxes in the Statements of Consolidated Operations and Comprehensive Income (Loss) follow:

	Years Ended March 31,
	2012	2011	2010
Current
Federal	$—	$472	$—
State	—	—	(7,509)
Non-U.S.	31,798	7,346	6,173
	$31,798	$7,818	$(1,336)
Deferred
Federal	$—	$97,311	$(9,271)
State	—	631	(631)
Non-U.S.	(6,759)	1,700	7,447
	$(6,759)	$99,642	$(2,455)
Total	$25,039	$107,460	$(3,791)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
         The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2012	2011	2010
Tax expense at U.S. statutory rate	$18,955	$11,497	$25,967
Effect of non-U.S. income taxes	(4,712)	(7,322)	(16,309)
Goodwill amortization	—	(4,640)	(8,374)
Change in valuation allowance	1,617	111,679	(3,345)
Increase (decrease) in reserves for uncertain tax positions	3,452	4,489	(8,060)
Exchange effects and currency translation	3,958	(7,120)	5,680
Permanent items	1,769	(1,123)	650
Actual tax expense (benefit)	$25,039	$107,460	$(3,791)

         The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2012	March 31, 2011
Deferred tax liabilities:
Intangible assets	$8,404	$9,044
Fixed assets	10,662	9,135
Total deferred tax liabilities	$19,066	$18,179
Deferred tax assets:
Reserves and accruals	$(58,786)	$(77,746)
Tax credits	(48,897)	(48,659)
Tax loss carryforwards	(64,624)	(63,228)
Derivative transactions	(10,775)	(12,760)
Postretirement and other benefits	(32,361)	(29,786)
Unrealized exchange loss	(14,530)	—
Other	(14,713)	(752)
Gross deferred tax assets	(244,686)	(232,931)
Valuation allowance	143,345	138,787
Total deferred tax assets	$(101,341)	$(94,144)
Net deferred tax asset	$(82,275)	$(75,965)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2012	March 31, 2011
Current asset	$(23,855)	$(3,955)
Current liability	5,464	6,881
Non-current asset	(73,378)	(82,707)
Non-current liability	9,494	3,816
Net deferred tax asset	$(82,275)	$(75,965)

         The current portion of deferred tax liability is included in income taxes.
         During the year ended March 31, 2012, the net deferred tax asset balance decreased by $449 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in equity as part of Other Comprehensive Income (Loss) and currency translation adjustments.
         For the year ended March 31, 2012, the valuation allowance increased by $4,558. The valuation allowance increased primarily due to U.S. federal, U.S state and non-U.S. tax losses. The valuation allowance is based on the Company's assessment that it is more likely than not that certain deferred tax assets, primarily foreign tax credits and net operating loss carryovers, will not be realized in the foreseeable future. Recent years' cumulative losses incurred in the United States as of March 31, 2012, combined with the effects of certain changes in the market, provide significant objective negative evidence in the evaluation of whether the U.S. entity will generate sufficient taxable income to realize the tax benefits of the deferred tax assets. This negative evidence carries greater weight than the more subjective positive evidence of favorable future projected income in the assessment of whether realization of the tax benefits of the deferred tax assets is more likely than not. Therefore, based on the weight of presently objectively verifiable positive and negative evidence, it is management's judgment that realization of the tax benefits of the deferred tax assets is less than more likely than not.
         At March 31, 2012, the Company has U.S federal tax loss carryovers of $105,186, non-U.S. tax loss carryovers of $66,662, and U.S. state tax loss carryovers of $250,381. Of the non-U.S. tax loss carryovers, $35,267 will expire within the next five years, $18,994 will expire in later years, and $12,401 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $41,336 will expire within the next five years and $209,045 will expire thereafter. At March 31, 2012, the Company has foreign tax credit carryovers in the United States of $45,085 that will substantially expire in 2016.
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
         No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $316,046 at March 31, 2012 and $226,971 at March 31, 2011 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

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
         The Company's policy is to contribute amounts to the plans sufficient to meet or exceed funding requirements of local governmental rules and regulations.
         Additional non-U.S. plans sponsored by certain subsidiaries cover substantially all of the full-time employees located in Germany, Turkey and the United Kingdom.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
         The Company experienced special termination costs in 2011 in connection with its restructuring activities, which have been recorded in restructuring charges for the year ended March 31, 2011.
         In fiscal 2012 Malawi enacted legislation that terminated the statutorily required defined benefit plan and replaced it with a defined contribution plan. This terminated defined benefit plan resulted in a curtailment gain of $4,989. The new statutorily required defined contribution plan was integrated with the Company's existing defined contribution plan resulting in an additional liability of $4,172 at June 30, 2011.
         A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2012 and 2011, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2012	2011	2012	2011
Change in Benefit Obligation
Benefit obligation, beginning	$96,233	$92,258	$67,872	$64,237
Service cost	1,807	2,113	362	1,108
Interest cost	4,782	4,879	3,410	3,951
Plan amendments	1,496	—	—	—
Plan curtailments	—	—	(6,455)	—
Actuarial losses	7,638	2,786	1,654	2,431
Settlements/special termination benefits	—	259	956	204
Effects of currency translation	—	—	(1,045)	1,895
Net transfers in	—	324	—	—
Benefits paid	(7,270)	(6,386)	(5,189)	(5,954)
Benefit obligation, ending	$104,686	$96,233	$61,565	$67,872

Change in Plan Assets
Fair value of plan assets, beginning	$45,256	$41,867	$41,554	$36,839
Actual return on plan assets	910	4,120	1,111	3,737
Employer contributions	6,191	5,655	5,388	6,038
Plan settlements	—	—	—	(358)
Effects of currency translation	—	—	(33)	1,252
Benefits paid	(7,270)	(6,386)	(5,189)	(5,954)
Fair value of plan assets, ending	$45,087	$45,256	$42,831	$41,554
Net amount recognized	$(59,599)	$(50,977)	$(18,734)	$(26,318)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2012	2011	2012	2011
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Noncurrent benefit asset recorded in Other Noncurrent Assets	$—	$—	$—	$1,353
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	(2,784)	(2,756)	(2,091)	(3,155)
Accrued noncurrent benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(56,815)	(48,221)	(16,643)	(24,516)
Net amount recognized	$(59,599)	$(50,977)	$(18,734)	$(26,318)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
         The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2012	2011	2012	2011
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$104,686	$96,233	$61,565	$49,562
Accumulated benefit obligation	102,455	93,798	59,759	45,841
Fair value of plan assets	45,087	45,256	42,831	21,891

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2012	2011	2010	2012	2011	2010
Service cost	$1,807	$2,113	$1,666	$362	$1,108	$1,969
Interest cost	4,782	4,879	5,352	3,410	3,951	3,784
Expected return on plan assets	(3,663)	(3,190)	(2,730)	(2,859)	(2,567)	(1,824)
Amortization of actuarial (gains) losses	914	1,066	(634)	247	276	639
Amortization of prior service (credit) cost	88	4	(194)	16	19	19
Curtailment loss (gain)	—	—	—	(4,989)	—	—
Special termination benefits	—	259	—	956	1,012	11
Effects of settlement	—	—	—	—	(56)	(17)
Net periodic pension cost	$3,928	$5,131	$3,460	$(2,857)	$3,743	$4,581

          The amounts showing in other comprehensive income at March 31, 2012, March 31, 2011 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$(1,041)	$6,498	$5,457
Net actuarial losses	(30,632)	(5,709)	(36,341)
Deferred taxes	11,127	(670)	10,457
Balance at March 31, 2011	$(20,546)	$119	$(20,427)
Prior service credit (cost)	$(1,372)	$(1,685)	$(3,057)
Net actuarial (losses) income	(11,042)	(805)	(11,847)
Deferred taxes	(555)	135	(420)
Total change for 2012	$(12,969)	$(2,355)	$(15,324)
Prior service credit (cost)	$(2,413)	$4,813	$2,400
Net actuarial losses	(41,674)	(6,514)	(48,188)
Deferred taxes	10,572	(535)	10,037
Balance at March 31, 2012	$(33,515)	$(2,236)	$(35,751)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)

          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2012	2011	2010	2012	2011	2010
Discount rate	5.20%	5.50%	7.50%	6.21%	6.35%	6.69%
Rate of increase in future compensation	4.00%	5.00%	5.00%	4.96%	5.02%	5.08%
Expected long-term rate of return on plan assets	8.00%	8.00%	8.00%	6.94%	6.85%	6.40%

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
          The following assumptions were used to determine the benefit obligations disclosed for the pension plans at March 31, 2012 and 2011:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2012	2011	2012	2011
Discount rate	4.30%	5.19%	5.22%	6.10%
Rate of increase in future compensation	4.00%	4.00%	4.45%	4.96%

          Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2013 is $(1,995) and $(220), respectively.

Plan Assets
The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2012 and 2011 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31, 2012	March 31,		March 31,
(percentages)		2012	2011	2012	2011
Asset Category:
Cash and cash equivalents	2.0%	2.1%	2.9%	1.4%	1.0%
Equity securities	54.0	54.9	57.3	60.4	62.0
Debt securities	25.0	23.7	23.1	26.6	25.0
Real estate and other investments	19.0	19.3	16.7	11.6	12.0
Total	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)
          The Company's investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level that would adversely affect the Company's financial health. Manager performance is measured against investment objectives and objective benchmarks, including: Salomon 90 Day Treasury Bill, Barclays Intermediate Govt. Credit, Barclays Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2000 Growth, and MSCI EAFE. The Portfolio Objective is to exceed the actuarial return on assets assumption. Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate. Equity securities do not include the Company's common stock. Our diversification and risk control processes serve to minimize the concentration of risk. There are no significant concentrations of risk, in terms of sector, industry, geography or companies.

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$942	$19	$923	$—
U.S. equities / equity funds	12,716	12,716	—	—
International equities / equity funds	12,098	12,098	—	—
U.S. fixed income funds	8,641	8,641	—	—
International fixed income funds	2,082	2,082	—	—
Other investments:
Diversified funds	4,215	3,945	—	270
Real estate	4,470	—	—	4,470
Total	$45,164	$39,501	$923	$4,740

U.S. Pension Plans	March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,327	$48	$1,279	$—
U.S. equities / equity funds	12,933	12,933	—	—
International equities / equity funds	12,911	12,911	—	—
U.S. fixed income funds	7,966	7,966	—	—
International fixed income funds	2,523	2,523	—	—
Other investments:
Diversified funds	3,803	3,298	—	505
Real estate	3,793	—	—	3,793
Total	$45,256	$39,679	$1,279	$4,298

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)

Non-U.S. Pension Plans	March 31, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$607	$607	$—	$—
U.S. equities / equity funds	7,628	7,628	—	—
International equities / equity funds	11,114	4,077	7,037	—
Global equity funds	7,185	—	7,185	—
International fixed income funds	5,092	—	5,092	—
U.S. fixed income funds	2,724	2,724	—	—
Global fixed income funds	3,621	1,288	2,333	—
Other investments:
Diversified funds	4,074	1,830	—	2,244
Real estate equities	917	917	—	—
Total	$42,962	$19,071	$21,647	$2,244

Non-U.S. Pension Plans	March 31, 2011
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$419	$419	$—	$—
U.S. equities / equity funds	7,876	7,876	—	—
International equities / equity funds	11,182	4,589	6,593	—
Global equity funds	6,621	—	6,621	—
International fixed income funds	4,355	—	4,355	—
U.S. fixed income funds	2,642	2,642	—	—
Global fixed income funds	3,420	1,257	2,163	—
Other investments:
Diversified funds	4,068	1,823	—	2,245
Real estate equities	971	971	—	—
Total	$41,554	$19,577	$19,732	$2,245

          The fair value hierarchy is described in Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements."
          A reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2012 is as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	Diversified funds	Real estate	Total Level 3 Plan assets	Diversified funds	Total Level 3 Plan assets
Fair value, March 31, 2010	$861	$3,229	$4,090	$1,859	$1,859
Total gains (unrealized/realized)	15	564	579	245	245
Purchases, sales and settlements net	(371)	—	(371)	—	—
Exchange rate changes	—	—	—	141	141
Fair value, March 31, 2011	505	3,793	4,298	2,245	2,245
Total gains (unrealized/realized)	(15)	452	437	10	10
Purchases, sales and settlements net	(220)	225	5	—	—
Exchange rate changes	—	—	—	(11)	(11)
Fair value, March 31, 2012	$270	$4,470	$4,740	$2,244	$2,244
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

Note 13 - Employee Benefits (continued)

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
          Investments in equity and fixed income mutual funds are publicly traded and valued primarily using quoted market prices and generally classified within Level 1 in the fair value hierarchy. Investments in commingled funds used in non-U.S. pension plans are not publicly traded, but the underlying assets held in these funds are traded in active markets and the prices for these assets are readily observable. Holdings in these commingled funds are generally classified as Level 2 investments.
          Real estate investments include those in private limited partnerships that invest in various commercial and residential real estate projects both domestically and internationally as well as publicly traded REIT securities. The fair values of private real estate assets are typically determined by using income and/or cost approaches or comparable sales approach, taking into consideration discount and capitalization rates, financial conditions, local market conditions and the status of the capital markets, and thus are generally classified within Level 3 in the fair value hierarchy. Publicly traded REIT securities are valued primarily using quoted market prices and are generally classified within Level 1 in the fair value hierarchy.
          Diversified investments include those in limited partnerships that invest in companies that are not publicly traded on a stock exchange and mutual funds with an absolute return strategy. Limited partnership investment strategies in non-publicly traded companies include leveraged buyouts, venture capital, distressed investments and investments in natural resources. These investments are valued using inputs such as trading multiples of comparable public securities, merger and acquisition activity and pricing data from the most recent equity financing taking into consideration illiquidity, and thus are classified within Level 3 in the fair value hierarchy. Mutual fund investments with absolute return strategies are publicly traded and valued using quoted market prices and are generally classified within Level 1 in the fair value hierarchy.

Cash Flows

Contributions
The Company expects to contribute $5,271 to its U.S. benefits plans and $4,309 to its non-U.S. benefit plans in fiscal 2013.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31, 2012	March 31, 2012	March 31, 2012	March 31, 2012
2013	$9,877	$4,355	$797	$140
2014	6,934	3,575	757	146
2015	9,099	3,756	743	150
2016	7,690	3,470	722	152
2017	6,727	3,457	709	150
Years 2018-2022	37,917	21,559	3,311	605

          The Company sponsors 401-k savings plans for most of its salaried employees located in the United States. The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008. The Company also maintains defined contribution plans at various foreign locations. The Company’s contributions to the defined contribution plans were $4,705 in 2012, $4,531 in 2011 and $4,062 in 2010.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

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
          The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2012	2011
Discount rate	9.42%	10.10%
Health care cost trend rate assumed for next year	6.90%	8.31%
Ultimate trend rate	6.90%	8.31%
          A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.
          For 2012 and 2011, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.
          Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts. For 2012 the additional cost related to these contracts was $50.
          Prior service credits of $1,642 and unrecognized net actuarial losses of $468 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2013.
          A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31, 2012	March 31, 2011	March 31, 2012	March 31, 2011

Change in Benefit Obligation
Benefit obligation, beginning	$9,484	$9,695	$1,895	$1,647
Service cost	68	75	4	6
Interest cost	481	511	173	162
Effect of currency translation	—	—	(182)	140
Actuarial losses (gains)	872	(177)	342	94
Benefits paid	(643)	(620)	(108)	(154)
Benefit obligation, ending	$10,262	$9,484	$2,124	$1,895
Change in Plan Assets
Fair value of plan assets, beginning	$—	$—	$—	$—
Employer contributions	643	620	108	154
Benefits paid	(643)	(620)	(108)	(154)
Fair value of plan assets, ending	$—	$—	$—	$—
Net amount recognized	$(10,262)	$(9,484)	$(2,124)	$(1,895)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2012	2011	2012	2011
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$(797)	$(802)	$(140)	$(132)
Accrued non-current benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(9,465)	(8,682)	(1,984)	(1,763)
Net amount recognized	$(10,262)	$(9,484)	$(2,124)	$(1,895)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Postretirement Health and Life Insurance Benefits (continued)
          There are no plan assets for 2012 or 2011. Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2012	2011	2010	2012	2011	2010
Service cost	$68	$75	$60	$4	$6	$5
Interest cost	481	511	580	173	162	187
Curtailment	—	—	—	—	—	(1,020)
Prior service credit	(1,622)	(1,622)	(1,622)	(21)	(21)	(36)
Actuarial losses (gains)	407	434	314	(1)	(1)	(11)
Net periodic benefit costs (income)	$(666)	$(602)	$(668)	$155	$146	$(875)

          The Company continues to evaluate ways to better manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense. The Company expects to contribute $937 to its combined U.S. and non-U.S. postretirement benefit plans in fiscal 2013.
          Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements. For these foreign plans, the cost of benefits charged to income was not material in 2012, 2011 and 2010.

Note 14 – Segment Information

The Company purchases, processes, sells, and stores leaf tobacco. Tobacco is purchased in more than 35 countries and shipped to more than 90 countries. The sales, logistics and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to our major customers. Within certain quality and grade constraints, tobacco is fungible and, subject to these constraints, customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Analysis of Segment Operations	2012	2011	2010
Sales and other operating revenues:
South America	$622,923	$714,371	$828,572
Other Regions	1,527,844	1,379,691	1,479,727
Total revenue	$2,150,767	$2,094,062	$2,308,299
Operating income:
South America	$47,630	$62,577	$84,191
Other Regions	107,183	70,297	139,623
Total operating income	154,813	132,874	223,814
Debt retirement expense	—	4,584	40,353
Interest expense	106,804	102,696	113,819
Interest income	6,149	7,255	4,550
Income before income taxes and other items	$54,158	$32,849	$74,192

	Years Ended March 31,
Analysis of Segment Assets	2012	2011	2010
Segment assets:
South America	$534,169	$690,428	$806,088
Other Regions	1,415,676	1,117,902	1,105,111
Total assets	$1,949,845	$1,808,330	$1,911,199
Trade and other receivables, net
South America	$57,223	$72,926	$41,920
Other Regions	245,867	206,978	165,467
Total trade and other receivables, net	$303,090	$279,904	$207,387
Goodwill:
Other Regions	$2,794	$2,794	$2,794
Equity in net assets of investee companies:
Other Regions	$23,346	$24,753	$22,290
Depreciation and amortization:
South America	$11,242	$8,933	$9,206
Other Regions	21,901	19,283	19,907
Total depreciation and amortization	$33,143	$28,216	$29,113
Capital expenditures:
South America	$15,655	$49,289	$6,380
Other Regions	26,692	21,319	11,072
Total capital expenditures	$42,347	$70,608	$17,452

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)
          Geographic information as to sales and other operating revenues is based on the destination of the product shipped. The Belgium destination represents a customer owned storage and distribution center from which the tobacco will be shipped on to manufacturing facilities.

	Years Ended March 31,
Sales by Destination	2012	2011	2010
Sales and Other Operating Revenues:
United States	$428,039	$302,992	$323,521
Belgium	221,295	274,534	491,024
China	207,086	167,676	129,810
Russia	92,201	153,646	132,565
Germany	98,642	123,858	121,023
Egypt	81,156	44,906	99,733
Netherlands	69,235	107,908	123,705
Indonesia	72,411	81,808	73,422
Other	880,702	836,734	813,496
	$2,150,767	$2,094,062	$2,308,299

Sales and Other Operating Revenues to Major Customers
Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International, Inc., Japan Tobacco Inc. and Imperial Tobacco Group PLC for the year ended March 31, 2012; and Philip Morris International, Inc., Japan Tobacco Inc. and British American Tobacco p.l.c. for the years ended March 31, 2011 and 2010.

	Years Ended March 31,
Property, Plant and Equipment by Location	2012	2011	2010
Property, Plant and Equipment, Net:
United States	$37,658	$36,607	$37,943
Brazil	104,882	85,498	46,651
Turkey	26,362	28,512	29,850
Malawi	27,918	31,077	30,797
Tanzania	22,490	14,212	13,369
Europe	18,910	18,758	14,300
Argentina	8,071	8,714	9,427
Asia	9,318	9,839	6,897
Other	4,070	3,871	3,990
	$259,679	$237,088	$193,224

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
          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange gains (losses) in 2012, 2011 and 2010 were $(8,810), $8,387 and $12,288, respectively, and are included in the respective statements of income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 16 – Contingencies and Other Information

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $7,230 and the total assessment including penalties and interest at March 31, 2012 is $17,348. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $33,331, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
          In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990. The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation. In addition, the Company received an assessment in 2006 for federal income taxes that were offset by the IPI credit bonus. The assessment is valued at $26,683 at March 31, 2012. The Company appealed the assessment and believes it has properly utilized the IPI credit bonus. No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities. On September 9, 2011, the Court affirmed the Company’s position regarding the IPI credit bonus which is subject to appeal. The Company does not expect resolution in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus. No benefit for any potential future utilization of IPI credit bonus has been recognized.

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
          Mindo, S.r.l. has asserted claims against a subsidiary of the Company arising out of the 2004 sale of the Company’s former Italian subsidiary, Dimon Italia, S.r.l., in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US $9,839) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court’s ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
          On June 6, 2008, the Company’s Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The class action’s focus is a review of tobacco supplier contracts and business practices, specifically aiming to prohibit processors from notifying the national credit agency of producers in debt, prohibiting processors from deducting tobacco suppliers’ debt from payments for tobacco, and seeking the modification of other contractual terms historically used in the purchase of tobacco. The case is currently before the 2nd civil court of São Lourenço do Sul. On April 20, 2012, the Company’s motion to dismiss the class action was granted in part and denied in part. A hearing with respect to the remaining claims is scheduled to be held on June 27, 2012. The Company believes the remaining claims in the action to be without merit and is vigorously defending the action. Due to the broad scope of the pleading, the ultimate exposure if an unfavorable outcome is received is not estimable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 16 – Contingencies and Other Information (continued)

Other (continued)
         The Company has been named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012 and April 5, 2012.  The lawsuits were brought by numerous individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina.  The complaints seek compensatory and punitive damages from the Company and other multinational defendants under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco.  The Company has not yet filed answers or other responsive pleadings in these actions, as to which the time for filing has been extended.  Based on its preliminary investigation, the Company believes the claims against it to be without merit and intends to vigorously defend against them.  Because the Company has only recently been named in the lawsuits, the ultimate exposure if an unfavorable outcome is received is not estimable.
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

Note 17 – Sale of Receivables

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit of this facility was increased from $125,000 to $250,000 in March 2012. The cost for increasing this facility was $1,545 and was not capitalized due to differing terms of the facility and insurance on the facility. This expense is included in Other Income (Expense) in the Statements of Consolidated Operations and Comprehensive Income (Loss). The program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of .5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Statements of Consolidated Operations and Comprehensive Income (Loss).
          The agreement for the second securitization program was executed on September 28, 2011 between the Company and an unaffiliated financial institution. This program also allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. This is an uncommitted program, whereby the Company offers receivables for sale to the unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit with this financial institution is $35,000. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. This liability is recorded in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables (continued)
          Under both programs, all of the receivables sold for cash are removed from the Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Statements of Consolidated Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. See Note 18 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Statements of Consolidated Operations and Comprehensive Income (Loss).
          The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2012	2011
Receivables outstanding in facility as of March 31:	$182,856	$53,156

Beneficial interest as of March 31	$25,864	$15,797

Servicing Liability as of March 31	$45	$—

Cash proceeds for the twelve months ended March 31:
Cash purchase price	$638,975	$405,982
Deferred purchase price	274,194	240,989
Service fees	562	504
Total	$913,731	$647,475

Note 18 – Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants. A three-level valuation hierarchy based upon observable and non-observable inputs is utilized. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect the Company's market assumptions. Preference is given to observable inputs. These two types of inputs create the following fair value hierarchy:

•	Level 1 - Quoted prices for identical assets or liabilities in active markets.

•
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 - Significant inputs to the valuation model are unobservable.

          The Company's financial assets and liabilities measured at fair value include derivative instruments, securitized beneficial interests and guarantees. The application of the fair value guidance to our non-financial assets and liabilities primarily includes assessments of investments in subsidiaries, goodwill and other intangible assets and long-lived assets for potential impairment.

          Following are descriptions of the valuation methodologies the Company uses to measure different assets or liabilities at fair value.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Debt
The fair value of debt is measured for purpose of disclosure. Debt is shown at historical value in the Consolidated Balance Sheets. When possible, to measure the fair value of its long-term debt the Company uses quoted market prices of its own debt with approximately the same remaining maturities. When this is not possible, the fair value of long-term debt is calculated using discounted cash flow models with interest rates based upon market based expectations, the Company's credit risk and the contractual terms of the debt instrument. The Company also has portions of its long-term debt with maturities of one year or less. Due to the short-term nature of this debt, the Company believes book value is a reasonable approximation of this debt. The fair value of long-term debt is considered to fall within Level 2 of the fair value hierarchy as significant value drivers such as interest rates are readily observable. The carrying value and estimated fair value of the Company's Long-Term Debt are shown in the table below.

	March 31,
	2012	2011
Carrying value	$828,503	$885,155
Estimated fair value	841,558	905,330

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  As of March 31, 2012 and March 31, 2011 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2012 by $139 and $268, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco Supplier Guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at March 31, 2012 would change by $450 or $899, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at March 31, 2012 would change by $77 or $154, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2012			March 31, 2011
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$312	$—	$312	$2,543	$—	$2,543
Securitized beneficial interests	—	25,864	25,864	—	15,797	15,797
Total Assets	$312	$25,864	$26,176	$2,543	$15,797	$18,340
Liabilities
Guarantees	$—	$5,265	$5,265	$—	$4,575	$4,575
Derivative financial instruments	16	—	16	—	—	—
Total liabilities	$16	$5,265	$5,281	$—	$4,575	$4,575

Reconciliation of Change in Recurring Level 3 Balances

          The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2010	$25,125	$13,478
Issuance of guarantees/sales of receivables	225,448	5,791
Settlements	(232,381)	(14,694)
Losses recognized in earnings	(2,395)	—
Ending Balance March 31, 2011	15,797	4,575
Issuance of guarantees/sales of receivables	242,630	6,061
Settlements	(227,430)	(5,307)
Changes in anticipated loss rate	—	(64)
Losses recognized in earnings	(5,133)	—
Ending Balance at March 31, 2012	$25,864	$5,265

          The amount of total losses included in earnings for the years ended March 31, 2012 and 2011 attributable to the change in unrealized losses relating to assets still held at the respective dates was $1,373 and $288 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 - Fair Value Measurements (continued)

Input Hierarchy of Items Measured at Fair Value on a Non-Recurring Basis
Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments subsequent to initial recognition on a non-recurring basis. During the year ended March 31, 2011, the Company recorded its intrastate tax credits for three Brazilian states at fair value. The Company developed a cash flow model based upon its ability to either sell or utilize the intrastate tax credits. If the credits are sold, this generally occurs at a discounted price. The fair value of these cash flows, net of any sales discount, is then calculated utilizing risk-adjusted discount rates. The inputs for both the sales discount and the risk adjusted discount rate are unobservable Level 3 inputs. Additionally, during the year ended March 31, 2012, the Company received property in a nonmonetary exchange. The fair value of the property was determined by independent third party real estate appraisals using Level 2 inputs including comparable properties, reproduction cost of a similar asset and the replacement value of an asset similar in function, operational performance and structure.

          The following table summarizes the items measured at fair value on a non-recurring basis:

	March 31, 2012			March 31, 2011
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Brazil intrastate tax credits	$—	$37,711	$37,711	$—	$53,594	$53,594
Property received in non- monetary exchange	26,845	—	26,845	—	—	—
Total Assets	$26,845	$37,711	$64,556	$—	$53,594	$53,594

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the period ended March 31, 2012:

	Fair Value at 3/31/2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$25,864	Discounted Cash Flow	Discount Rate	2.52% to 3.78%
			Payment Speed	91 to 133 days
Tobacco Supplier Guarantees	4,496	Historical Loss	Historical Loss	6% to 7.8%
Deconsolidated Subsidiary Guarantees	769	Discounted Cash Flow	Market Interest Rate	12%

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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 19 – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2012	March 31, 2011
Balances:
Accounts receivable	$32,316	$61,981
Accounts payable	37,520	38,937

	Year Ended March 31,
	2012	2011	2010
Transactions:
Purchases	$210,113	$157,851	$140,432
          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.
          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary. The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco. The balance due from the Zimbabwe subsidiary includes a pledge to a bank of $38,380 at March 31, 2011 which has been recorded in Notes Payable to Banks. This pledge was no longer required at March 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2012
	Sales and other operating revenue	$361,564	$514,531	$493,888	$780,784	$2,150,767
	Gross profit	56,248	71,250	65,796	94,358	287,652
	Net income (loss)	1,350	(3,851)	11,806	19,886	29,191
	Net earnings (loss) attributable to noncontrolling interest	29	(130)	52	(211)	(260)
	Net income (loss) attributable to Alliance One International, Inc.	1,321	(3,721)	11,754	20,097	29,451
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	.02	(0.04)	0.13	0.23	0.34
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	.02	(0.04)	0.12	0.19	0.30
Market Price	- High	4.14	3.50	3.12	3.85	4.14
	- Low	2.98	2.44	2.26	2.80	2.26
	Year Ended March 31, 2011
	Sales and other operating revenue	$490,956	$559,249	$522,144	$521,713	$2,094,062
	Gross profit	80,018	69,467	60,637	66,697	276,819
	Net income (loss)	13,831	20,063	(2,001)	(104,041)	(72,148)
	Net earnings (loss) attributable to noncontrolling interest	9	(216)	(12)	(378)	(597)
	Net income (loss) attributable to Alliance One International, Inc.	13,822	20,279	(1,989)	(103,663)	(71,551)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	0.16	0.23	(0.02)	(1.19)	(0.81)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	0.13	0.19	(0.02)	(1.19)	(0.81)
Market Price	- High	5.41	4.15	4.83	4.37	5.41
	- Low	3.56	3.21	3.74	3.49	3.21

(1)    Does not add due to quarterly change in average shares outstanding

Note 21 – Subsequent Event
On June 13, 2012, the Company entered into the Fifth Amendment to Credit Agreement (the “Fifth Amendment”), which amended the Credit Agreement. Under the Fifth Amendment, the lenders agreed to reduce the Revolving Committed Amount by $40,000 to $250,000 and to extend the term of the facility to April 15, 2014. In addition, the Fifth Amendment modified certain financial covenants under the Credit Agreement, including modifying the Minimum Consolidated Interest Coverage Ratio for the quarter ended June 30, 2012 and thereafter; modifying the Maximum Consolidated Leverage Ratio for each fiscal quarter through maturity, establishing a Minimum Consolidated EBITDA ratio for each fiscal quarter through maturity, increasing the basket related to Permitted Foreign Subsidiary credit lines to $675,000 with a reduction to $500,000 for each March 31 and eliminating the basket for future Restricted Payments as well as the exception permitting Restricted Payments used to acquire the Company's Senior Notes. See Note 8 “Long-Term Debt-Senior Secured Credit Facility-Financial Covenants” to the “Notes to Consolidated Financial Statements” for further information.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Alliance One International, Inc. and subsidiaries as of March 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 13, 2012 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 13, 2012

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
          Based on this evaluation, our Chief Executive Office and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2012.

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
          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2012 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          Based on that assessment, management believes our internal control over financial reporting was effective as of March 31, 2012.
          The effectiveness of our internal control over financial reporting as of March 31, 2012 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report that follows.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2012, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2012 of the Company and our report dated June 13, 2012, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 13, 2012

Changes in Internal Control over Financial Reporting
Management has implemented changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the twelve months ended March 31, 2012 as described below.
          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended March 31, 2012, SAP was implemented in the Company’s operations in Turkey. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material. There were no other changes that occurred during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On June 13, 2012, the Company entered into the Fifth Amendment to Credit Agreement ("the Fifth Amendment"), which amended the Credit Agreement dated as of July 2, 2009, as amended, between the Company, certain of its subsidiaries, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as so amended, the "Credit Agreement").
          Under the Fifth Amendment to the Credit Agreement, the following modifications were effected (capitalized terms are as defined in the Credit Agreement):

•	Reduction of $40,000 of the Revolving Committed Amount to $250,000

•	Extension of the Maturity Date to April 15, 2014

•	Modification of the Minimum Consolidated Interest Coverage Ratio to 1.70 to 1.00 for June 30, 2012 and 1.90 to 1.00 at all other times

•
Modification of the Maximum Consolidated Leverage Ratio as follows:  period ending June 30, 2012, 7.25 to 1.00; period ending September 30, 2012, 7.40 to 1.00; period ending December 31, 2012, 6.50 to 1.00; period ending March 31, 2013, 5.90 to 1.00; period ending June 30, 2013, 5.75 to 1.00; period ending September 30, 2013, 6.40 to 1.00; period ending December 31, 2013, 6.25 to 1.00; and January 1, 2014 and thereafter, 5.50 to 1.00

•
Inclusion of a Minimum Consolidated EBITDA ratio whereby the Company will not permit Consolidated EBITDA for any Calculation Period to be less than $166,000 for the period ending June 30, 2012, $175,000 for the period ending September 30, 2012, $195,000 for the period ending December 31, 2012, $200,000 for the periods ending March 31 and June 30, 2013,  $205,000 for the period ending September 30, 2013, $210,000 for the period ending December 31, 2013 and $215,000 for the period ending March 31, 2014

•	An increase of the basket related to Permitted Foreign Subsidiary credit lines to $675,000 with a reduction to $500,000 for each March 31.

•	Elimination of the basket for future Restricted Payments and the exception permitting Restricted Payments used to acquire the Company's Senior Notes

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
as of March 31, 2012
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	6,206,917	$6.03	7,297,845
Equity Compensation Plans Not Approved by Security Holders	—	Not Applicable	—
Total	6,206,917	$6.03	7,297,845

1) These shares consist of 5,418,542 stock options, restricted stock units and performance share units issued and outstanding under the 2007 Incentive Plan and 788,375 stock options issued and outstanding under prior plans of the Company and its predecessors. The number of performance shares and performance share units subject to these awards reflects the maximum number of shares to be earned if certain company-wide performance criteria are met at the end of the performance periods.

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

(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations and Comprehensive Income (Loss) –Years ended March 31, 2012, 2011 and 2010
Consolidated Balance Sheets - March 31, 2012 and 2011
Statement of Consolidated Stockholders' Equity - Years ended March 31, 2012, 2011 and 2010
Statement of Consolidated Cash Flows - Years ended March 31, 2012, 2011 and 2010
Notes to Consolidated Financial Statements
Report of Deloitte & Touche LLP
Management’s Report on Internal Control Over Financial Reporting
Report of Independent Registered Public Accounting Firm on Internal Control
Financial Statement Schedules:
Schedule II - Valuation and Qualifying Accounts

(b) Exhibits

The following documents are filed as exhibits to this Form 10‑K pursuant to Item 601 of Regulation S‑K:

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed November 10, 2011 (SEC File No. 1-3684).

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

10.03
Second Amendment to Credit Agreement, dated as of June 9, 2010, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.23 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010, filed June 14, 2010 (SEC File No. 1-3684).*

10.04
Third Amendment to Credit Agreement dated as of June 10, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Annual Report of Form 10-K for the year ended March 31, 2011, filed June 10, 2011 (SEC File No. 1-3684).

10.05
Fourth amendment to Credit Agreement dated as of November 3, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.01 to Alliance One International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 3, 2011 (SEC File No. 1-3684).

10.06
Registration Rights Agreement dated as of July 2, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.07
Registration Rights Agreement dated as of August 26, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.08
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).*

10.09
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

10.12
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

10.14	Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)
(b)    Exhibits (continued)

10.15
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.16	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.17	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.18
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (SEC File No. 1-3684).*

10.19
Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.20
DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.21
Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.22
Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.23
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.24
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.25
Consulting Agreement, effective as of December 1, 2010, among Alliance One International, Inc., Meriturn Partners, LLC and Mark Kehaya, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.26
Separation Agreement dated as of December 14, 2010 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on December 15, 2010 (SEC File No 1-3684).*

10.27
Supplemental Release Of Claims, dated as of December 14, 2010, between Robert E. Harrison and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on December 15, 2010 (SEC File No 1-3684).*

10.28
Executive Employment Agreement dated as of March 26, 2012 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K 10-Q, filed March 26, 2012 (SEC File No. 1-3684).

10.29	Summary of director and executive officer compensation arrangements (filed herewith).*

10.30
Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 25 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 8, 2011 (SEC File No. 1-3684) *

10.31	Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation (filed herewith).

10.32	Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation (filed herewith).

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)
(b)    Exhibits (continued)

10.33
Second Amended and Restated Receivables Sale Agreement dated as of March 30, 2012 among Finacity Receivables 2006-2, LLC, Finacity Corporation, Alliance One International AG, Norddeutsche Landesbank Girozentrale, Standard Chartered Bank, the other Purchaser Agents from time to time party thereto, the Bank Purchasers from time to time party thereto, Hannover Funding Company LLC, and the other Conduit Purchasers from time to time party thereto (filed herewith).

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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in XBRL: (i) Statements of Consolidated Operations and Comprehensive Income (Loss) for the three years ended March 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets as of March 31, 2012 and 2011; (iii) Statement of Consolidated Stockholders' Equity for the three years ended March 31, 2012, 2011 and 2010; (iv) Statements of Consolidated Cash Flows for the three years ended March 31, 2012, 2011 and 2010; (iv) Notes to Consolidated Financial Statements; and (v) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

* Indicates management contract or compensatory plan or arrangement.

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

SCHEDULE II‑VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts ‑Describe	Deductions -Describe	Balance at End of Period
Year ended March 31, 2010
Deducted from asset accounts:
Allowance for doubtful accounts	$8,484	$447	$—	$5,025 (A,B)	$3,906

Year ended March 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$3,906	$3,086	$—	$3,260 (A)	$3,732

Year ended March 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$3,732	$221	$—	$75 (A)	$3,878

(A) Currency translation and direct write off.

(B) Subsidiary sold - $4,585.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 13, 2012.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Chairman and Interim Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 13, 2012.

/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Chairman and Interim Chief Executive Officer (Principal Executive Officer)	/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Director

/s/ Robert A. Sheets By________________________________________________ Robert A. Sheets Executive Vice President-Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	/s/ B. Clyde Preslar By________________________________________________ B. Clyde Preslar Director

/s/ Hampton R. Poole, Jr. By________________________________________________ Hampton R. Poole, Jr. Vice President-Controller (Principal Accounting Officer)	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green, Jr. Director	/s/ William S. Sheridan By________________________________________________ William S. Sheridan Director

/s/ John M. Hines By________________________________________________ John M. Hines Director	/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

EXHIBIT INDEX
Exhibits

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed November 10, 2011 (SEC File No. 1-3684).

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

10.03
Second Amendment to Credit Agreement, dated as of June 9, 2010, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.23 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010, filed June 14, 2010 (SEC File No. 1-3684).*

10.04
Third Amendment to Credit Agreement dated as of June 10, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Annual Report of Form 10-K for the year ended March 31, 2011, filed June 10, 2011 (SEC File No. 1-3684).

10.05
Fourth amendment to Credit Agreement dated as of November 3, 2011 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders from time to time parties thereto, and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.01 to Alliance One International Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2011, filed November 3, 2011 (SEC File No. 1-3684).

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

10.07
Registration Rights Agreement dated as of August 26, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.08
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).*

10.09
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

10.12
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

10.14	Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.15
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.16	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.17	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.18
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.19
Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.20
DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.21
Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.22
Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

EXHIBIT INDEX
Exhibits (continued)

10.23
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.24
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.25
Consulting Agreement, effective as of December 1, 2010, among Alliance One International, Inc., Meriturn Partners, LLC and Mark Kehaya, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.26
Separation Agreement dated as of December 14, 2010 between Alliance One International, Inc. and Robert E. Harrison, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on December 15, 2010 (SEC File No 1-3684).*

10.27
Supplemental Release Of Claims, dated as of December 14, 2010, between Robert E. Harrison and Alliance One International, Inc., incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on December 15, 2010 (SEC File No 1-3684).*

10.28
Executive Employment Agreement dated as of March 26, 2012 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.01 to the Current Report on Form 8-K 10-Q, filed March 26, 2012 (SEC File No. 1-3684).

10.29		Summary of director and executive officer compensation arrangements (file herewith).*

10.30
Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 25 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 8, 2011 (SEC File No. 1-3684).*

10.31		Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation (filed herewith).

10.32		Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation (filed herewith).

10.33
Second Amended and Restated Receivables Sale Agreement dated as of March 30, 2012 among Finacity Receivables 2006-2, LLC, Finacity Corporation, Alliance One International AG, Norddeutsche Landesbank Girozentrale, Standard Chartered Bank, the other Purchaser Agents from time to time party thereto, the Bank Purchasers from time to time party thereto, Hannover Funding Company LLC, and the other Conduit Purchasers from time to time party thereto (filed herewith).

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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2012, formatted in XBRL: (i) Statements of Consolidated Operations and Comprehensive Income (Loss) for the three years ended March 31, 2012, 2011 and 2010; (ii) Consolidated Balance Sheets as of March 31, 2012 and 2011; (iii) Statement of Consolidated Stockholders' Equity for the three years ended March 31, 2012, 2011 and 2010; (iv) Statements of Consolidated Cash Flows for the three years ended March 31, 2012, 2011 and 2010; (iv) Notes to Consolidated Financial Statements; and (v) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

	*	Indicates management contract or compensatory plan or arrangement.

Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company’s consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.

94-