Form 10-Q
period 2012-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2012-08-02
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_______________________________
FORM 10-Q
_______________________________

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2012

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
                                               Yes [ ]                                                                              No [X]

As of July 27, 2012, the registrant had 87,428,839 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three Months Ended June 30, 2012 and 2011	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three Months Ended June 30, 2012 and 2011	4

		Condensed Consolidated Balance Sheets
		June 30, 2012 and 2011 and March 31, 2012	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Three Months Ended June 30, 2012 and 2011	6

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended June 30, 2012 and 2011	7

		Notes to Condensed Consolidated Financial Statements	8 – 23

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	24 – 28

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	28

	Item 4.	Controls and Procedures	28

Part II.	Other Information

	Item 1.	Legal Proceedings	29

	Item 1A.	Risk Factors	29

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

	Item 3.	Defaults Upon Senior Securities	29

	Item 4.	Mine Safety Disclosures	29

	Item 5.	Other Information	29

	Item 6.	Exhibits	30

Signature			31

Index of Exhibits			32

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2012	2011

Sales and other operating revenues	$357,770	$361,564
Cost of goods and services sold	316,207	305,316
Gross profit	41,563	56,248
Selling, general and administrative expenses	36,094	34,955
Other income (expense)	(190)	3,230
Restructuring charges	—	769
Operating income	5,279	23,754
Interest expense (includes debt amortization of $2,592 and $2,580 for the three months in 2012 and 2011, respectively)	27,115	25,776
Interest income	998	1,491
Loss before income taxes and other items	(20,838)	(531)
Income tax expense (benefit)	9,239	(1,881)
Equity in net loss of investee companies	(195)	—
Net income (loss)	(30,272)	1,350
Less: Net income attributable to noncontrolling interests	471	29
Net income (loss) attributable to Alliance One International, Inc.	$(30,743)	$1,321

Earnings (loss) per share:
Basic	$(0.35)	$0.02
Diluted	$(0.35)	$0.02

Weighted average number of shares outstanding:
Basic	87,192	86,812
Diluted	87,192	110,082

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2012 and 2011
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2012	2011

Net income (loss)	$(30,272)	$1,350

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(1,776)	681
Pension plans:
Amounts reclassified to net earnings, net of tax of $399	—	931
Total other comprehensive income (loss), net of tax	(1,776)	1,612
Total comprehensive income (loss)	(32,048)	2,962
Comprehensive income attributable to noncontrolling interests	471	29
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(32,519)	$2,933

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				June 30, 2012	June 30, 2011	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents				$127,860	$70,386	$119,743
Trade and other receivables, net				233,100	172,464	303,090
Accounts receivable, related parties				110,357	71,392	32,316
Inventories				977,848	1,000,311	839,902
Advances to tobacco suppliers				103,327	86,120	89,378
Recoverable income taxes				8,908	5,710	9,592
Current deferred taxes				17,245	7,429	23,855
Prepaid expenses				43,651	48,729	45,097
Assets held for sale				—	389	—
Other current assets				13,711	1,538	14,874
Total current assets				1,636,007	1,464,468	1,477,847
Other assets
Investments in unconsolidated affiliates				24,334	25,665	24,530
Goodwill and other intangible assets				34,589	39,984	35,865
Deferred income taxes				68,299	83,600	73,378
Other deferred charges				19,928	21,264	12,467
Other noncurrent assets				63,491	84,154	66,079
				210,641	254,667	212,319
Property, plant and equipment, net				259,446	237,569	259,679
				$2,106,094	$1,956,704	$1,949,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$416,238	$497,453	$374,532
Accounts payable				99,050	104,514	120,148
Due to related parties				27,602	31,386	37,520
Advances from customers				28,936	24,223	14,876
Accrued expenses and other current liabilities				97,575	93,464	78,758
Income taxes				11,842	15,209	16,282
Long-term debt current				1,269	994	7,050
Total current liabilities				682,512	767,243	649,166

Long-term debt				984,058	737,039	821,453
Deferred income taxes				8,152	3,538	9,494
Liability for unrecognized tax benefits				13,965	15,155	18,183
Pension, postretirement and other long-term liabilities				116,797	113,744	121,128
				1,122,972	869,476	970,258

Commitments and contingencies
Stockholders’ equity	June 30, 2012	June 30, 2011	March 31, 2012
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,282	94,927	95,234	459,734	456,420	457,497
Retained deficit				(122,085)	(119,472)	(91,342)
Accumulated other comprehensive loss				(40,449)	(20,191)	(38,673)
Total stockholders’ equity of Alliance One International, Inc.				297,200	316,757	327,482
Noncontrolling interests				3,410	3,228	2,939
Total equity				300,610	319,985	330,421
				$2,106,094	$1,956,704	$1,949,845
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2011	$455,409	$(120,793)	$(1,376)	$(20,427)	$3,199	$316,012
Net income	—	1,321	—	—	29	1,350
Restricted stock surrendered	(7)	—	—	—	—	(7)
Stock-based compensation	1,018	—	—	—	—	1,018
Other comprehensive income, net of tax	—	—	681	931	—	1,612

Balance, June 30, 2011	$456,420	$(119,472)	$(695)	$(19,496)	$3,228	$319,985

Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421
Net income (loss)	—	(30,743)	—	—	471	(30,272)
Restricted stock surrendered	(93)	—	—	—	—	(93)
Stock-based compensation	2,330	—	—	—	—	2,330
Other comprehensive income, net of tax	—	—	(1,776)	—	—	(1,776)

Balance, June 30, 2012	$459,734	$(122,085)	$(4,698)	$(35,751)	$3,410	$300,610

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2012 and 2011 (Unaudited)

(in thousands)	June 30, 2012	June 30, 2011

Operating activities
Net income (loss)	$(30,272)	$1,350
Adjustments to reconcile net income (loss) to net cash used by operating activities:
Depreciation and amortization	8,278	$7,944
Debt amortization/interest	3,654	$3,403
(Gain) loss on foreign currency transactions	8,009	(3,566)
Gain on sale of property, plant and equipment	(121)	(1,159)
Stock-based compensation	2,625	1,011
Changes in operating assets and liabilities, net	(179,942)	(81,166)
Other, net	857	366
Net cash used by operating activities	(186,912)	(71,817)

Investing activities
Purchases of property, plant and equipment	(6,531)	(12,757)
Proceeds from sale of property, plant and equipment	486	905
Restricted cash	882	11
Other, net	73	647
Net cash used by investing activities	(5,090)	(11,194)

Financing activities
Net proceeds from short-term borrowings	47,780	264,056
Proceeds from long-term borrowings	165,000	50,200
Repayment of long-term borrowings	(9,078)	(198,164)
Debt issuance cost	(4,928)	(4,234)
Net cash provided by financing activities	198,774	111,858

Effect of exchange rate changes on cash	1,345	(1,967)

Increase in cash and cash equivalents	8,117	26,880
Cash and cash equivalents at beginning of period	119,743	43,506
Cash and cash equivalents at end of period	$127,860	$70,386

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included. The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2012.
          Beginning April 1, 2012, the Company’s management began evaluating the performance of its Value Added Services business as a separate operating segment from the Company’s five geographic operating segments. Value Added Services is comprised of the Company's crushed rolled expanded stem (CRES), cut rag, toasted burley and other specialty products and services. The economic characteristics of the Value Added Services segment are dissimilar from the other operating segments. Therefore, effective April 1, 2012, the Company’s reportable segments are Value Added Services, South America Region and Other Regions.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $5,147 and $5,515 for the three months ended June 30, 2012 and 2011, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

New Accounting Standards

Recently Adopted Accounting Pronouncements
On April 1, 2012, the Company adopted new accounting guidance, as amended, on comprehensive income. The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders’ equity and requires them to be presented in the statement of comprehensive income instead. The Company adopted this new accounting guidance and is reporting other comprehensive income in a separate financial statement.

Recent Accounting Pronouncements Not Yet Adopted
In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary. This accounting guidance is effective for the Company in fiscal 2013 when it performs its annual goodwill testing on January 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
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

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of June 30, 2012, the Company’s unrecognized tax benefits totaled $11,038, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2012, accrued interest and penalties totaled $5,318 and $1,110 respectively.
         The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.
         Other than the expiration of an assessment period under local guidance and administrative practice pertaining to an international unrecognized tax benefit of $1,359, interest of $4,663, and penalties of $343, the Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but must acknowledge circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly have not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of June 30, 2012, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three Months Ended June 30, 2012
The effective tax rate used for the three months ended June 30, 2012 was (44.3)% compared to 354.2% for the three months ended June 30, 2011. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to specific events which are recorded in the interim period in which they occur. The Company expects the tax rate for the year ended March 31, 2013 to be 37.8% after absorption of discrete items.
         For the three months ended June 30, 2012, the Company recorded a specific event adjustment expense of $6,327, bringing the effective tax rate estimated for the three months of (14.0)% to (44.3)%. This specific event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the three months ended June 30, 2011, the Company recorded a specific event adjustment benefit of $3,914, bringing the effective tax rate estimated for the three months of (382.9)% to 354.2%. This specific event adjustment expense relates primarily to additional income tax, interest, and exchange losses related to liabilities for unrecognized tax benefits and net exchange gains on income tax accounts. The significant difference in the estimated effective tax rate for the three months ended June 30, 2012 from the statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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

The following table summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2012	June 30, 2011	March 31, 2012
Amounts guaranteed (not to exceed)	$101,852	$145,223	$127,132
Amounts outstanding under guarantee	76,960	96,573	105,403
Fair value of guarantees	5,803	2,950	5,265

         Of the guarantees outstanding at June 30, 2012, approximately 93% expire within one year and the remainder within five years. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe which is included in Accounts Receivable, Related Parties.
         In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of June 30, 2012 and 2011 and March 31, 2012, respectively, the Company had balances of $24,042, $32,839 and $27,619 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

Alliance One International, Inc. and Subsidiaries

4. RESTRUCTURING CHARGES

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives during the third quarter of fiscal 2011 and during fiscal 2012. At March 31, 2012, these initiatives were substantially complete. The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
Restructuring and Asset Impairment Charges	2012	2011
Employee separation and other cash charges:
Beginning balance	$1,960	$6,193
Period charges:
Severance charges	—	738
Other cash charges	—	31
Total period charges	—	769
Payments through June 30	(555)	(1,742)
Ending balance June 30	$1,405	$5,220
Total restructuring and asset impairment charges for the period	$—	$769

         April 1, 2012, the Company revised its reportable segments. See Note 1 "Basis of Presentation and Significant Accounting Policies" to the "Notes to Condensed Consolidated Financial Statements." The following table summarizes the employee separation and other cash charges recorded in the Company’s South America, Value Added Services and Other Regions segments during the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
Employee Separation and Other Cash Charges	2012	2011

Beginning balance:	$1,960	$6,193
South America	183	1,073
Value added services	—	—
Other regions	1,777	5,120
Period charges:	$—	$769
South America	—	—
Value added services	—	—
Other regions	—	769
Payments through June 30:	$(555)	$(1,742)
South America	(18)	(80)
Value added services	—	—
Other regions	(537)	(1,662)
Ending balance June 30:	$1,405	$5,220
South America	165	993
Value added services	—	—
Other regions	1,240	4,227

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

Alliance One International, Inc. and Subsidiaries

5. GOODWILL AND INTANGIBLES (continued)

         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are being amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended June 30, 2012 and 2011:

		Amortizable Intangibles
	Unamortizable Goodwill	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of June 30, 2012		12.75	3.75	1.75
March 31, 2011 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$15,767	$60,154
Accumulated amortization	—	(9,899)	(1,948)	(7,102)	(18,949)
Net March 31, 2011	2,794	23,801	5,945	8,665	41,205
Additions	—	—	—	206	206
Amortization expense	—	(421)	(244)	(762)	(1,427)
Net June 30, 2011	2,794	23,380	5,701	8,109	39,984
Additions	—	—	—	615	615
Amortization expense	—	(1,264)	(851)	(2,619)	(4,734)
Net March 31, 2012	2,794	22,116	4,850	6,105	35,865
Additions	—	—	—	22	22
Amortization expense	—	(421)	(115)	(762)	(1,298)
Net June 30, 2012	$2,794	$21,695	$4,735	$5,365	$34,589

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible	Total
July 1, 2012 through March 31, 2013	$1,264	$1,136	$2,427	$4,827
2014	1,685	1,251	1,750	4,686
2015	1,685	1,173	534	3,392
2016	1,685	1,175	404	3,264
2017	1,685	—	250	1,935
Later	13,691	—	—	13,691
	$21,695	$4,735	$5,365	$31,795
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2012. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees one of its joint venture’s borrowings which also represent a variable interest in that joint venture. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At June 30, 2012 and 2011, and March 31, 2012, the Company’s investment in these joint ventures was $23,150, $24,753, and $23,346, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures were $9, $1,965 and $9 at June 30, 2012 and 2011, and March 31, 2012, respectively and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to a joint venture not to exceed $19,164, $19,348 and $19,712 at June 30, 2012 and 2011, and March 31, 2012, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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
          Beginning April 1, 2012, the Company has revised its reportable segments. Prior year segment data has been recast to conform with the current year segment presentation. See Note 1 “Basis of Presentation and Significant Accounting Policies” to the “Notes to Condensed Consolidated Financial Statements” for further information.
          Selling, logistics, billing, and administrative overhead, including depreciation, which originates primarily from the Company’s corporate and sales offices are allocated to the segments based upon segment operating income. The Company reviews performance data from the purchase of the product or the service provided through sale based on the source of the product or service and all intercompany transactions are allocated to the operating segment that either purchases or processes the tobacco.

The following table presents the summary segment information for the three months ended June 30, 2012 and 2011:

	Three Months Ended
	June 30,
	2012	2011
Sales and other operating revenues:
South America	$178,345	$155,845
Value added services	33,632	36,111
Other regions	145,793	169,608
Total revenue	$357,770	$361,564

Operating income:
South America	$869	$14,322
Value added services	1,648	4,385
Other regions	2,762	5,047
Total operating income	5,279	23,754

Interest expense	27,115	25,776
Interest income	998	1,491
Income (loss) before income taxes and other items	$(20,838)	$(531)

Alliance One International, Inc. and Subsidiaries

7. SEGMENT INFORMATION (continued)

Analysis of Segment Assets	June 30, 2012	June 30, 2011	March 31, 2012
Segment assets:
South America	$766,979	$740,715	$534,169
Value added services	151,266	135,969	117,288
Other regions	1,187,849	1,080,020	1,298,388
Total assets	$2,106,094	$1,956,704	$1,949,845

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at June 30, 2012 and 2011. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 7,445 at a weighted average exercise price of $6.01 per share at June 30, 2012 and 4,413 at a weighted average exercise price of $6.06 per share at June 30, 2011.
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
          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012. As of June 30, 2012, the Company had purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.

          The following table summarizes the computation of earnings per share for the three months ended June 30, 2012 and 2011, respectively.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2012		2011
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(30,743)		$1,321

SHARES
Weighted average number of shares outstanding	87,192		86,812

BASIC EARNINGS (LOSS) PER SHARE	$(0.35)		$0.02

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(30,743)		$1,321
Plus interest expense on 5 1/2% convertible notes, net of tax	—	*	1,028
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$(30,743)		$2,349

SHARES
Weighted average number of common shares outstanding	87,192		86,812
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	398
Assuming conversion of 5 1/2% convertible notes at the time of issuance	—	*	22,872
Shares applicable to stock warrants	—	**	—	**
Adjusted weighted average number of common shares outstanding	87,192		110,082
DILUTED EARNINGS (LOSS) PER SHARE	$(0.35)		$0.02

*Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months ended June 30, 2012 and 2011, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $2,625 and $1,018 for the three months ended June 30, 2012 and 2011, respectively.
          The Company’s shareholders approved amendments to the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 11, 2011 and August 6, 2009. The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company.
          During the three months ended June 30, 2012, 3,350 stock-based compensation awards were granted. No stock options were granted during the three months ending June 30, 2011.
          Assumptions used to determine the fair value of options issued during the three months ended June 30, 2012 include the following:

Three Months Ended June 30, 2012
Grant Price	$3.50
Exercise Price	$6.00
Expected Term in Years	6 to 6.5 years
Expected Volatility	60.4% to 61.0%
Weighted Average Volatility	60.9%
Annual Dividend Rate	0.00%
Risk Free Rate	2.00%
Weighted Average Fair Value	$1.64

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $6,518 and the total assessment including penalties and interest at June 30, 2012 is $15,943. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $27,261, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
          In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990. The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation. In addition, the Company received an assessment in 2006 for federal income taxes that were offset by the IPI credit bonus. The assessment is valued at $24,052 at June 30, 2012. The Company appealed the assessment and believes it has properly utilized the IPI credit bonus. No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities. On September 9, 2011, the Court affirmed the Company’s position regarding the IPI credit bonus which is subject to appeal. The Company does not expect resolution in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus. No benefit for any potential future utilization of IPI credit bonus has been recognized.

Alliance One International, Inc. and Subsidiaries

10. CONTINGENCIES AND OTHER INFORMATION (continued)

Other
In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4,415 (US $5,641) in the aggregate.  In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24,000 (US $28,800) in the aggregate.  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice (the “ECJ”).  On July 19, 2012, the ECJ denied the Company's appeal in joined cases C-628/10 and C-14/11 relating to a €1,800 fine imposed by the EC on one of the Company's Spanish subsidiaries, and as to which the EC further imposed joint and several parent company liability on the Company and such subsidiary's other shareholders (being a corporate predecessor of the Company, and a current subsidiary of the Company).  The outcome of the remaining appeals, relating to a second case involving a different Spanish subsidiary regarding the remainder of the above-referenced €4,415 in fines, and the matters involving the Company and its Italian subsidiaries with respect to the above-referenced €24,000 in fines are uncertain as to both timing and results. A hearing before the ECJ relating to one of the appeals-pertaining to one of the Company's Italian subsidiaries which had been individually fined €3,990 (for which the Company was held jointly liable) has been scheduled for October 15, 2012.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against subsidiaries of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US $9,277) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
          On June 6, 2008, the Company's Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The case is currently before the 2nd civil court of São Lourenço do Sul. On April 20, 2012, the Company's motion to dismiss the class action was granted in part and denied in part. Hearings with respect to the remaining claims, which relate to practices regarding the weighing and grading of tobacco, commenced on June 27, 2012 and are continuing. The Company believes the remaining claims in the action to be without merit and is vigorously defending the action. Due to the broad scope of the pleading, the ultimate exposure if an unfavorable outcome is received is not estimable.
          The Company has been named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012 and April 5, 2012. The lawsuits were brought by approximately 130 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaints seek compensatory and punitive damages from the Company and other multinational defendants under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. The Company has not yet filed answers or other responsive pleadings in these actions, as to which the time for filing has been extended. Based on its preliminary investigation, the Company believes the claims against it to be without merit and intends to vigorously defend against them. Because the Company has only recently been named in the lawsuits, the ultimate exposure if an unfavorable outcome is received is not estimable.
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

11. DEBT ARRANGEMENTS

At June 30, 2012, borrowings under the senior secured credit facility were $165,000 and the 8 1/2% senior notes due 2012 of $6,000 were repaid during the quarter. The Company continuously monitors its compliance with the covenants of its senior secured credit facility and its senior notes. Significant changes in market conditions could adversely affect the Company's business. As a result, there can be no assurance that the Company will be able to maintain compliance with its financial covenants in the future.

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS (continued)

          The fifth amendment to the senior secured credit facility eliminated the basket for restricted payments for the term of this facility and accordingly, the Company may not pay any dividends under the facility for its remaining term. In addition, the indenture governing its senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At June 30, 2012, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

12. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments
The Company recognizes all derivative financial instruments, such as foreign exchange contracts at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. Estimates of fair value were determined in accordance with generally accepted accounting principles. The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement. See Note 16 “Fair Value Measurements” to the “Notes to Condensed Consolidated Financial Statements” for further information on fair value methodology.
           The following table summarizes the fair value of the Company’s derivatives by type at June 30, 2012 and 2011, and March 31, 2012.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at June 30, 2012	Other Current Assets	$624	Accrued Expenses and Other Current Liabilities	$431
Foreign currency contracts at June 30, 2011	Other Current Assets	$940	Accrued Expenses and Other Current Liabilities	$633
Foreign currency contracts at March 31, 2012	Other Current Assets	$312	Accrued Expenses and Other Current Liabilities	$16

Earnings Effects of Derivatives

The Company periodically enters into forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. These contracts are for green tobacco purchases and processing costs as well as selling, general and administrative costs as the Company deems necessary. These contracts do not meet the requirements for hedge accounting treatment under generally accepted accounting principles, and as such, all changes in fair value are reported in income each period.
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2012 and 2011.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income for the Three Months Ending June 30,
		2012	2011

Foreign currency contracts	Cost of goods and services sold	$(12,955)	$6,771
Foreign currency contracts	Selling, general and administrative expenses	—	(35)
Total		$(12,955)	$6,736

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
         Additional non-U.S. defined benefit plans sponsored by certain subsidiaries cover certain full-time employees located in Germany, Turkey, and the United Kingdom. In the quarter ended June 30, 2011, Malawi enacted legislation that terminated the statutorily required defined benefit plan and replaced it with a defined contribution plan. This terminated defined benefit plan resulted in a curtailment gain of $4,989. The new statutorily required defined contribution plan has been integrated with the Company’s existing defined contribution plan which resulted in an additional liability of $4,172 at June 30, 2011.

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2012	2011
Service cost	$512	$614
Interest expense	1,842	2,140
Expected return on plan assets	(1,569)	(1,637)
Amortization of prior service cost	55	27
Actuarial loss	498	306
Curtailment gain recognized	—	(4,989)
Net periodic pension cost (benefit)	$1,338	$(3,539)

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. As of June 30, 2012, contributions of $2,599 were made to pension plans for fiscal 2013. Additional contributions to pension plans of approximately $7,163 are expected during the remainder of fiscal 2013. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of June 30, 2012, contributions of $166 were made to the plans for fiscal 2013. Additional contributions of $771 to the plans are expected during the rest of fiscal 2013. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2012	2011
Service cost	$16	$18
Interest expense	157	167
Amortization of prior service cost	(411)	(411)
Actuarial loss	117	101
Net periodic pension (benefit)	$(121)	$(125)

Alliance One International, Inc. and Subsidiaries

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	June 30, 2012	June 30, 2011	March 31, 2012
Processed tobacco	$746,496	$723,000	$555,341
Unprocessed tobacco	177,781	231,295	240,811
Other	53,571	46,016	43,750
	$977,848	$1,000,311	$839,902

15. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of up to $250,000 trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company services, administers and collects the receivables on behalf of the special purpose entity and receives a servicing fee of .5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Condensed Consolidated Statements of Operations.
          The agreement for the second securitization program also allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. This is an uncommitted program, whereby the Company offers receivables for sale to the unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit with this financial institution is $35,000. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. This liability is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets.
          Under both programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. See Note 16 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

Alliance One International, Inc. and Subsidiaries

15. SALE OF RECEIVABLES (continued)

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	June 30,		March 31,
	2012	2011	2012
Receivables outstanding in facility	$96,280	$82,912	$182,856
Beneficial interest	$35,368	$13,972	$25,864
Servicing liability	$9	$—	$45
Cash proceeds for the three months ended June 30:
Cash purchase price	$109,475	$99,977
Deferred purchase price	63,909	37,494
Service fees	156	85
Total	$173,540	$137,556

16. FAIR VALUE MEASUREMENTS

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

Debt
The fair value of debt is measured for purpose of disclosure. Debt is shown at historical value in the Condensed Consolidated Balance Sheets. When possible, to measure the fair value of its long-term debt the Company uses quoted market prices of its own debt with approximately the same remaining maturities. When this is not possible, the fair value of long-term debt is calculated using discounted cash flow models with interest rates based upon market based expectations, the Company's credit risk and the contractual terms of the debt instrument. The Company also has portions of its long-term debt with maturities of one year or less. Due to the short-term nature of this debt, the Company believes book value is a reasonable approximation of this debt. The fair value of long-term debt is considered to fall within Level 2 of the fair value hierarchy as significant value drivers such as interest rates are readily observable. The carrying value and estimated fair value of the Company's Long-Term Debt are shown in the table below.

	June 30, 2012	June 30, 2011	March 31, 2012
Carrying value	$985,327	$738,033	$828,503
Estimated fair value	979,247	737,654	841,558

Alliance One International, Inc. and Subsidiaries

16. FAIR VALUE MEASUREMENTS (continued)

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of June 30, 2012 and 2011 and March 31, 2012 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at June 30, 2012 by $58 and $99, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at June 30, 2012 would change by $196 or $392, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at June 30, 2012 would change by $342 or $409, respectively.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	June 30, 2012			June 30, 2011			March 31, 2012
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$624	$—	$624	$940	$—	$940	$312	$—	$312
Securitized beneficial interests	—	35,368	35,368	—	13,972	13,972	—	25,864	25,864
Total Assets	$624	$35,368	$35,992	$940	$13,972	$14,912	$312	$25,864	$26,176
Liabilities
Guarantees	$—	$5,803	$5,803	$—	$2,950	$2,950	$—	$5,265	$5,265
Derivative financial instruments	431	—	431	633	—	633	16	—	16
Total liabilities	$431	$5,803	$6,234	$633	$2,950	$3,583	$16	$5,265	$5,281

Alliance One International, Inc. and Subsidiaries

16. FAIR VALUE MEASUREMENTS (continued)

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended June 30, 2012
	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2012	$25,864	$5,265
Issuances of guarantees/sales of receivables	56,338	3,892
Settlements	(46,280)	(3,354)
Losses recognized in earnings	(554)	—
Ending Balance June 30, 2012	$35,368	$5,803

	Three Months Ended June 30, 2011
	Securitized Beneficial Interest	Guarantees
Beginning Balance March 31, 2011	$15,797	$4,575
Issuances of guarantees/sales of receivables	35,093	1,293
Settlements	(36,274)	(2,398)
Changes in anticipated loss rate	—	(520)
Losses recognized in earnings	(644)	—
Ending Balance June 30, 2011	$13,972	$2,950

The amount of unrealized losses relating to assets still held at the respective dates of June 30, 2012 and 2011 and March 31, 2012 were $516, $381 and $1,373 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the period ended June 30, 2012:

	Fair Value at 6/30/2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$35,368	Discounted Cash Flow	Discount Rate	2.58% to 3.91%
			Payment Speed	42 to 64 days
Tobacco Supplier Guarantees	$1,958	Historical Loss	Historical Loss	6% to 8%
Deconsolidated Subsidiary Guarantees	$3,845	Discounted Cash Flow	Market Interest Rate	12%

Alliance One International, Inc. and Subsidiaries

17. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	June 30, 2012	June 30, 2011	March 31, 2012
Balances:
Accounts receivable	$110,357	$71,392	$32,316
Accounts payable	27,602	31,386	37,520

	Three Months Ended June 30,
	2012	2011
Transactions:
Purchases	$26,319	$30,725

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.
          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary. The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco. The balance due from the Zimbabwe subsidiary at June 30, 2011 includes a $32,094 pledge to a bank, which has been recorded in Notes Payable to Banks. This pledge is no longer required.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

Management evaluates performance of our reportable segments principally on the basis of revenues and gross profit. Beginning April 1, 2012, management began evaluating the performance of our Value Added Services business as a separate operating segment from our five geographic operating segments. Value Added Services is comprised of our crushed rolled expanded stem (CRES), cut rag, toasted burley and other specialty products and services. The economic characteristics of the Value Added Services segment are dissimilar from the other operating segments. Therefore, effective April 1, 2012, our reportable segments are Value Added Services, South America Region and Other Regions.

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Sales and other operating revenues for the quarter were down as a result of lower processing and other revenues due to the later timing of the Brazilian crop this year. Our profitability and pre-tax income were negatively impacted by $19.7 million during the quarter due to foreign currency hedges. The hedge expense is primarily a result of significant Brazilian Real volatility due to changing global economic outlook that will be offset as we sell the associated lower U.S. dollar cost inventory later this year. Foreign exchange rate volatility also impacted taxes by $14.8 million due to balance sheet re-measurement.

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

Outlook

We anticipate that processing volumes in Brazil will be reduced this year as a result of the smaller crop size due to lower tobacco prices paid to suppliers last year. However, based on orders for this fiscal year and current cost estimates, we anticipate improved volumes, revenue and profitability for the full year versus last year. We will continue to execute on our plan that includes additional investment to further improve efficiencies and where our customers recognize value. Continued focus on efficiency opportunities, combined with our strong global team executing our plan, should lead to another year of operational improvements as we strive to deliver enhanced shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended
	June 30,
		Change
(in millions)	2012	$		%	2011
Sales and other operating revenues	$357.8	$(3.8)		(1.1)	$361.6
Gross profit	41.6	(14.6)		(26.0)	56.2
Selling, general and administrative expenses	36.1	1.1		3.1	35.0
Other income (expense)	(0.2)	(3.4)			3.2
Restructuring charges	—	(0.8)			0.8
Operating income	5.3	(18.5)	*		23.8	*
Interest expense	27.1	1.3			25.8
Interest income	1.0	(0.5)			1.5
Income tax expense (benefit)	9.2	11.1			(1.9)
Equity in net loss of investee companies	(0.2)	(0.2)			—
Income attributable to noncontrolling interests	0.5	0.5			—
Net income (loss) attributable to Alliance One International, Inc.	$(30.7)	$(32.0)	*		$1.3	*

* Amounts do not equal column totals due to rounding

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2012	$	%	2011
Tobacco sales and other operating revenues
Sales and other operating revenues	$343.9	$0.3	0.1	$343.6
Kilos	76.9	1.5	2.0	75.4
Average price per kilo	$4.47	$(0.09)	(2.0)	$4.56
Processing and other revenues	$13.9	$(4.1)	(22.8)	$18.0
Total sales and other operating revenues	$357.8	$(3.8)	(1.1)	$361.6

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011
Summary. Compared to the prior year, sales and other operating revenues decreased 1.1% primarily due to the impact on third party processing from delays in delivery of the current crop in Brazil. Tobacco revenues remained consistent when compared to the prior year. Gross profit as a percentage of sales decreased from 15.6% in 2011 to 11.6% in 2012 primarily due to losses on Brazilian derivative financial instruments partially offset by exchange gains from operating costs denominated in other currencies. The losses experienced during the period on foreign currency hedges should be offset by lower U.S. dollar operating costs of foreign sourced tobaccos that will be sold in future periods. Selling, general and administrative costs increased 3.1% due to increased stock-based compensation costs. Primarily as a result of the impact of foreign currency exchange losses, operating income decreased $18.5 million compared to the prior year. After increased interest costs related to higher average borrowings and higher average rates, pretax income decreased $20.3 million compared to last year.
          Our effective tax rate decreased from 354.2% in 2011 to (44.3)% in 2012. The significant variance in the effective tax rate between 2012 and 2011 is primarily related to a specific event adjustment expense related to unrecognized tax benefit liabilities and net exchange losses on income tax accounts this year compared to exchange gains on income tax accounts last year.

South America Region. Tobacco revenues increased $26.5 million or 18.6% primarily due to an increase of 5.2 million kilos in quantities sold and an increase of $0.02 per kilo in average sales prices. The increase in volume is mainly attributable to change in customer mix and opportunistic sales of old crop in the current quarter. Partially offsetting increased tobacco revenues are decreased processing and other revenues of $4.1 million primarily due to the later timing of the Brazilian crop this year.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (continued)

South America Region. (continued)
          Gross profit decreased $16.4 million and gross profit as a percentage of sales decreased 11.4 percentage points due to losses on derivative financial instruments, higher green costs due to the smaller crop this year and the related impact on processing costs. The derivative losses should be offset by lower U.S. dollar operating costs of the Brazilian crop as it is sold in future periods.

Value Added Services. Tobacco revenues decreased $2.3 million or 6.9% primarily from a decrease of 0.5 million kilos in quantities sold due to timing shifts resulting from customer competition partially offset by an increase of $0.06 per kilo in average sales prices due to product mix. Gross profit decreased $0.5 million and gross profit as a percentage of sales remained consistent with the prior year.

Other Regions. Tobacco revenues decreased $23.9 million or 14.3% primarily as a result of a decrease of 3.2 million kilos in quantities sold and a decrease of $0.29 per kilo in average sales price. Gross profit increased $2.3 million and gross profit as a percentage of sales increased 3.4 percentage points in 2012 compared to 2011 primarily due to exchange gains related to the devaluation of the Malawi Kwacha, the Euro and other foreign denominated operating costs.
          Average sales prices decreased primarily due to the change in green costs between crops. Decreased revenues were due to the timing of shipments that were accelerated into fiscal 2012 from Asia, the currency impact on Euro-denominated sales and the non-recurrence of opportunistic sales in Europe. Gross profit percentage increases were attributable to the exchange rate impact on foreign denominated operating costs.

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
          As of June 30, 2012, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode. In Africa, purchasing will continue through August in most sourcing areas while processing and consequently shipping will peak in the second and third quarters. In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2012 crop and is finishing processing with most shipping to come. North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs. Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs actively, and as needed on a currency by currency basis.

Working Capital
Our working capital seasonally increased from $828.6 million at March 31, 2012 to $953.5 million at June 30, 2012. Our current ratio was 2.4 to 1 at June 30, 2012 compared to 2.3 to 1 at March 31, 2012. The increase in working capital is primarily related to increased inventories and advances to tobacco suppliers partially offset by increased notes payable to banks. These changes are attributable to the seasonal buildup of purchasing and processing tobacco in Africa and Brazil and the related seasonal increase in financing of those crops.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Working Capital (continued)
         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

(in millions except for current ratio)	June 30, 2012	June 30, 2011	March 31, 2012
Cash and cash equivalents	$127.9	$70.4	$119.7
Trade and other receivables, net	233.1	172.5	303.1
Inventories and advances to tobacco suppliers	1,081.2	1,086.4	929.3
Total current assets	1,636.0	1,464.5	1,477.8
Notes payable to banks	416.2	497.5	374.5
Accounts payable	99.1	104.5	120.1
Advances from customers	28.9	24.2	14.9
Total current liabilities	682.5	767.2	649.2
Current ratio	2.4 to 1	1.9 to 1	2.3 to 1
Working capital	953.5	697.3	828.6
Long-term debt	984.1	737.0	821.5
Stockholders’ equity attributable to Alliance One International, Inc.	297.2	316.8	327.5
Net cash provided (used) by:
Operating activities	(186.9)	(71.8)	59.0
Investing activities	(5.1)	(11.2)	(65.1)
Financing activities	198.8	111.9	80.9

Operating Cash Flows
Net cash used by operating activities increased $115.1 million in 2012 compared to 2011. The increase in cash used was primarily due to an increase in receivables primarily from increased advances to our Zimbabwe operations as a result of a larger crop this year.

Investing Cash Flows
Net cash used by investing activities decreased $6.1 million in 2012 compared to 2011. The decrease in cash used was primarily attributable to reduced purchases of property, plant and equipment due to timing of investment in capital assets.

Financing Cash Flows
Net cash provided by financing activities increased $86.9 million in 2012 compared to 2011. This increase was primarily due to an increase in net proceeds of long-term debt primarily due to our revolver borrowings outstanding in the current year that were not outstanding at year end partially offset by net repayment of short-term borrowings. We continuously monitor and adjust our funding sources based on business dynamics in order to enhance business flexibility and reduce costs.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At June 30, 2012, we had cash of $127.9 million and total debt outstanding of $1,401.6 million comprised of $501.7 million of notes payable to banks and long-term seasonal lines, $165.0 million under our revolving credit facility, $3.8 million of other long-term debt, $616.1 million of 10.0% senior notes and $115.0 million of 5.5% convertible senior subordinated notes. The $41.7 million seasonal increase in notes payable to banks from March 31, 2012 to June 30, 2012 results from anticipated seasonal fluctuation to account for the current purchase and processing of African and Brazilian tobaccos. Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2012 and 2011, respectively, were $593.7 million at a weighted average interest rate of 3.9% and $540.0 million at a weighted average interest rate of 3.0%. Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2012 and 2011 were repaid with cash provided by operating activities. Available credit as of June 30, 2012 was $388.2 million comprised of $85.0 million under our revolver, $254.2 million of notes payable to banks, $40.0 million of long-term foreign seasonal lines and other long-term debt and $9.0 million of availability exclusively for letters of credit. We expect to incur approximately $75.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency during fiscal 2013. No cash dividends were paid to stockholders during the quarter ended June 30, 2012 and payment of dividends is restricted under the terms of our Credit Agreement and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the remainder of fiscal year 2013.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES (continued)

Debt Financing (continued)

The following table summarizes our debt financing as of June 30, 2012:

			June 30, 2012
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
	2012	2012	Available	Rate
Senior secured credit facility:
Revolver (1)	$—	$165.0	$85.0	6.0%
Senior notes:
10% senior notes due 2016	615.2	616.1	—	10.0%
8 ½% senior notes due 2012	6.0	—	—	8.5%
	621.2	616.1	—
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	—	5.5%
Long-term foreign seasonal borrowings	88.2	85.5	39.5	3.8%	(2)
Other long-term debt	4.1	3.8	0.5	7.0%	(2)
Notes payable to banks (3)	374.5	416.2	254.2	3.9%	(2)
Total debt	$1,203.0	$1,401.6	$379.2
Short term	$374.5	$416.2
Long term:
Long term debt current	$7.0	$1.3
Long term debt	821.5	984.1
	$828.5	$985.4
Letters of credit	$7.2	$7.7	$9.0
Total credit available			$388.2
(1)  As of June 30, 2012 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the three months ended June 30, 2012.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of June 30, 2012, we had approximately $416.2 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $687.1 million subject to limitations as provided for in the Credit Agreement. Additionally against these lines there was $9.0 million available in unused letter of credit capacity with $7.7 million issued but unfunded.
          The Company also has foreign seasonal borrowings with maturity greater than one year. As of June 30, 2012, approximately $85.5 million was drawn and outstanding with maximum capacity totaling $125.0 million. Certain of these foreign seasonal borrowings are secured by certain of the subsidiary borrowers' accounts receivable and inventories totalling $35.8 million and restrict the payment of dividends by the subsidiary borrower during the term of the agreement. The Company records outstanding borrowings under its foreign seasonal revolver agreement as long-term as the Company intends to extend repayment terms to the maturity date in accordance with the agreement.

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
In September 2011, the FASB issued new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary. This accounting guidance is effective for the Company in fiscal 2013 when it performs its annual goodwill testing on January 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES (continued)

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED: (continued)
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

FACTORS THAT MAY AFFECT FUTURE RESULTS:
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2012 and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.
There have been no significant changes to our market risk since March 31, 2012. For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2012.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2012.

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
          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended June 30, 2012, further developments to the financial reporting process were implemented for operations that have previously implemented SAP. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.
          Other than the financial reporting developments for the Company’s operations that have previously implemented SAP discussed above there were no changes that occurred during the three months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Alliance One International, Inc. and Subsidiaries

Part II. Other Information

Item 1.    Legal Proceedings

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4.4 million (US$5.6 million) in the aggregate.  In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24.0 million (US$28.8 million) in the aggregate. With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice (the “ECJ”).  On July 19, 2012, the ECJ denied the Company's appeal in joined cases C-628/10 and C-14/11 relating to a €1.8 million fine imposed by the EC on one of the Company's Spanish subsidiaries, and as to which the EC further imposed joint and several parent company liability on the Company and such subsidiary's other shareholders (being a corporate predecessor of the Company, and a current subsidiary of the Company).  The outcome of the remaining appeals, relating to a second case involving a different Spanish subsidiary regarding the remainder of the above-referenced €4.4 million in fines, and the matters involving the Company and its Italian subsidiaries with respect to the above-referenced €24.0 million in fines, are uncertain as to both timing and results. A hearing before the ECJ relating to one of the appeals-pertaining to one of the Company's Italian subsidiaries which had been individually fined €3.99 million (for which the Company was held jointly liable)-has been scheduled for October 15, 2012.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against subsidiaries of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$9.3 million) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
          On June 6, 2008, the Company's Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The case is currently before the 2nd civil court of São Lourenço do Sul. On April 20, 2012, the Company's motion to dismiss the class action was granted in part and denied in part. Hearings with respect to the remaining claims, which relate to practices regarding the weighing and grading of tobacco, commenced on June 27, 2012 and are continuing. The Company believes the remaining claims in the action to be without merit and is vigorously defending the action. Due to the broad scope of the pleading, the ultimate exposure if an unfavorable outcome is received is not estimable.
          The Company has been named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012 and April 5, 2012. The lawsuits were brought by approximately 130 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaints seek compensatory and punitive damages from the Company and other multinational defendants under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. The Company has not yet filed answers or other responsive pleadings in these actions, as to which the time for filing has been extended. Based on its preliminary investigation, the Company believes the claims against it to be without merit and intends to vigorously defend against them. Because the Company has only recently been named in the lawsuits, the ultimate exposure if an unfavorable outcome is received is not estimable.

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Alliance One International, Inc. and Subsidiaries

Part 2. Other Information (continued)

Item 4.    Mine Safety Disclosures

None.

Item 5.    Other Information

None.

Item 6. Exhibits.

10.1
Fifth Amendment to Credit Agreement dated as of June 13, 2012 among Alliance One International, Inc, Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as Administrative Agent (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)
101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

Alliance One International, Inc. and Subsidiaries

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: August 2, 2012	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

10.1
Fifth Amendment to Credit Agreement dated as of June 13, 2012 among Alliance One International, Inc, Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as Administrative Agent (filed herewith).

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)

#PageNum# -