Form 10-Q
period 2012-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2012-11-06
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2012

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
                                               Yes [ ]                                                                              No [X]

As of November 1, 2012, the registrant had 87,640,640 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Six Months Ended September 30, 2012 and 2011	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Six Months Ended September 30, 2012 and 2011	4

		Condensed Consolidated Balance Sheets
		September 30, 2012 and 2011 and March 31, 2012	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Six Months Ended September 30, 2012 and 2011	6

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended September 30, 2012 and 2011	7

		Notes to Condensed Consolidated Financial Statements	8 – 23

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	24 – 30

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	30

	Item 4.	Controls and Procedures	30 - 31

Part II.	Other Information

	Item 1.	Legal Proceedings	31

	Item 1A.	Risk Factors	31

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Mine Safety Disclosures	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	32

Signature			33

Index of Exhibits			34

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2012	2011	2012	2011

Sales and other operating revenues	$576,411	$514,531	$934,181	$876,095
Cost of goods and services sold	489,448	443,281	805,655	748,597
Gross profit	86,963	71,250	128,526	127,498
Selling, general and administrative expenses	35,982	34,402	72,076	69,357
Other income (expense)	(1,157)	891	(1,347)	4,121
Restructuring and asset impairment charges	—	747	—	1,516
Operating income	49,824	36,992	55,103	60,746
Interest expense (includes debt amortization of $2,625 and $2,883 for the three months and $5,217 and $5,463 for the six months in 2012 and 2011, respectively)	29,776	27,027	56,891	52,803
Interest income	1,121	1,286	2,119	2,777
Income before income taxes and other items	21,169	11,251	331	10,720
Income tax expense	3,901	16,275	13,140	14,394
Equity in net income of investee companies	1,045	1,173	850	1,173
Net income (loss)	18,313	(3,851)	(11,959)	(2,501)
Less: Net income (loss) attributable to noncontrolling interests	(55)	(130)	416	(101)
Net income (loss) attributable to Alliance One International, Inc.	$18,368	$(3,721)	$(12,375)	$(2,400)

Earnings (loss) per share:
Basic	$.21	$(.04)	$(.14)	$(.03)
Diluted	$.18	$(.04)	$(.14)	$(.03)

Weighted average number of shares outstanding:
Basic	87,367	86,968	87,280	86,891
Diluted	110,545	86,968	87,280	86,891

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended September 30, 2012 and 2011
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2012	2011	2012	2011

Net income (loss)	$18,313	$(3,851)	$(11,959)	$(2,501)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	1,074	(1,808)	(702)	(1,127)
Pension plans:
Amounts reclassified to income, net of tax of $399 for the six months ended September 30, 2011	(521)	—	(521)	931
Total other comprehensive income (loss), net of tax	553	(1,808)	(1,223)	(196)
Total comprehensive income (loss)	18,866	(5,659)	(13,182)	(2,697)
Comprehensive income (loss) attributable to noncontrolling interests	(55)	(130)	416	(101)
Comprehensive income (loss) attributable to Alliance One International, Inc.	$18,921	$(5,529)	$(13,598)	$(2,596)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				September 30, 2012	September 30, 2011	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents				$194,717	$139,575	$119,743
Trade and other receivables, net				270,632	241,262	303,090
Accounts receivable, related parties				111,878	50,523	32,316
Inventories				1,009,722	1,061,849	839,902
Advances to tobacco suppliers				104,840	76,297	89,378
Recoverable income taxes				7,361	15,928	9,592
Current deferred taxes				22,529	13,141	23,855
Prepaid expenses				37,819	40,071	45,097
Other current assets				7,419	919	14,874
Total current assets				1,766,917	1,639,565	1,477,847
Other assets
Investments in unconsolidated affiliates				24,207	26,838	24,530
Goodwill and other intangible assets				33,525	38,321	35,865
Deferred income taxes				60,952	71,597	73,378
Other deferred charges				18,145	18,986	12,467
Other noncurrent assets				62,324	57,436	66,079
				199,153	213,178	212,319
Property, plant and equipment, net				265,100	239,513	259,679
				$2,231,170	$2,092,256	$1,949,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$491,207	$499,890	$374,532
Accounts payable				58,904	76,521	120,148
Due to related parties				64,757	31,295	37,520
Advances from customers				55,727	63,645	14,876
Accrued expenses and other current liabilities				84,493	87,516	78,758
Income taxes				11,750	18,765	16,282
Long-term debt current				51,268	1,188	7,050
Total current liabilities				818,106	778,820	649,166

Long-term debt				962,327	877,647	821,453
Deferred income taxes				8,268	3,439	9,494
Liability for unrecognized tax benefits				7,853	14,512	18,183
Pension, postretirement and other long-term liabilities				114,540	102,839	121,128
				1,092,988	998,437	970,258
Commitments and contingencies
Stockholders’ equity	Sept. 30, 2012	Sept. 30, 2011	March 31, 2012
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,454	95,133	95,234	460,334	457,093	457,497
Retained deficit				(103,717)	(123,193)	(91,342)
Accumulated other comprehensive loss				(39,896)	(21,999)	(38,673)
Total stockholders’ equity of Alliance One International, Inc.				316,721	311,901	327,482
Noncontrolling interests				3,355	3,098	2,939
Total equity				320,076	314,999	330,421
				$2,231,170	$2,092,256	$1,949,845
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2011	$455,409	$(120,793)	$(1,376)	$(20,427)	$3,199	$316,012
Net loss	—	(2,400)	—	—	(101)	(2,501)
Restricted stock surrendered	(98)	—	—	—	—	(98)
Stock-based compensation	1,782	—		—	—	1,782
Other comprehensive income, net of tax	—	—	(1,127)	931	—	(196)

Balance, September 30, 2011	$457,093	$(123,193)	$(2,503)	$(19,496)	$3,098	$314,999

Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421
Net income (loss)	—	(12,375)	—	—	416	(11,959)
Restricted stock surrendered	(118)	—	—	—	—	(118)
Stock-based compensation	2,955	—	—	—	—	2,955
Other comprehensive income, net of tax	—	—	(702)	(521)	—	(1,223)

Balance, September 30, 2012	$460,334	$(103,717)	$(3,624)	$(36,272)	$3,355	$320,076

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2012 and 2011 (Unaudited)

(in thousands)	September 30, 2012	September 30, 2011

Operating activities
Net loss	$(11,959)	$(2,501)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	16,589	16,068
Debt amortization/interest	7,432	7,154
Restructuring charges	—	792
Loss on foreign currency transactions	9,034	14,021
Gain on sale of property, plant and equipment	(713)	(2,533)
Stock-based compensation	3,297	1,868
Changes in operating assets and liabilities, net	(236,228)	(183,015)
Other, net	1,632	(259)
Net cash used by operating activities	(210,916)	(148,405)

Investing activities
Purchases of property, plant and equipment	(20,433)	(18,181)
Proceeds from sale of property, plant and equipment	835	2,392
Restricted cash	7,611	30
Other, net	(888)	221
Net cash used by investing activities	(12,875)	(15,538)

Financing activities
Net proceeds from short-term borrowings	121,526	272,103
Proceeds from long-term borrowings	228,060	250,200
Repayment of long-term borrowings	(44,821)	(258,182)
Debt issuance cost	(5,759)	(5,271)
Net cash provided by financing activities	299,006	258,850

Effect of exchange rate changes on cash	(241)	1,162

Increase in cash and cash equivalents	74,974	96,069
Cash and cash equivalents at beginning of period	119,743	43,506
Cash and cash equivalents at end of period	$194,717	$139,575

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
          Beginning April 1, 2012, the Company’s management began evaluating the performance of its Value Added Services business as a separate operating segment from the Company’s five geographic operating segments. Value Added Services is comprised of the Company's cut rolled expanded stem ("CRES"), cut rag, toasted burley and other specialty products and services. The economic characteristics of the Value Added Services segment are dissimilar from the other operating segments. Therefore, effective April 1, 2012, the Company’s reportable segments are Value Added Services, South America Region and Other Regions.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $3,975 and $3,042 for the three months ended September 30, 2012 and 2011, respectively and $9,122 and $8,614 for the six months ended September 30, 2012 and 2011, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted
In September 2011, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary. This accounting guidance is effective for the Company in fiscal 2013 when it performs its annual goodwill testing on January 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
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

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of September 30, 2012, the Company’s unrecognized tax benefits totaled $6,299, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2012, accrued interest and penalties totaled $665 and $889 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of September 30, 2012, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Six Months Ended September 30, 2012
The effective tax rate used for the six months ended September 30, 2012 was 3,969.8% compared to 1.343% for the six months ended September 30, 2011. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The Company expects the tax rate for the year ended March 31, 2013 to be 38.8% after absorption of discrete items.
         For the six months ended September 30, 2012, the Company recorded a discrete event adjustment expense of $913, bringing the effective tax rate estimated for the six months of 3,694.0% to 3,969.8%. This discrete event adjustment expense relates primarily to increases in net exchange losses on income tax accounts and an adjustment to the valuation allowance related to resolution of a prior period uncertain tax position; and, decreases due to the expiration of an assessment period local country administrative practice pertaining to an international unrecognized tax benefit and the release of a U.S. uncertain tax position effectively settled upon completion of a tax examination of a prior year. For the six months ended September 30, 2011, the Company recorded a discrete event adjustment expense of $13,437, bringing the effective tax rate estimated for the six months of 8.9% to 134.3%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and additional income tax, interest and exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the six months ended September 30, 2012 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts.

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

The following table summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2012	September 30, 2011	March 31, 2012
Amounts guaranteed (not to exceed)	$117,928	$152,653	$127,132
Amounts outstanding under guarantee	112,227	111,418	105,403
Fair value of guarantees	9,489	5,005	5,265

         Of the guarantees outstanding at September 30, 2012, approximately 94% expire within one year and the remainder within five years. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe which is included in Accounts Receivable, Related Parties.
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of September 30, 2012 and 2011 and March 31, 2012, respectively, the Company had balances of $1,979, $3,447 and $27,619 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

Alliance One International, Inc. and Subsidiaries

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives during the third quarter of fiscal 2011 and during fiscal 2012. At March 31, 2012, these initiatives were substantially complete. The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months and six months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
Restructuring and Asset Impairment Charges	2012	2011	2012	2011
Employee separation and other cash charges:
Beginning balance	$1,405	$5,220	$1,960	$6,193
Period charges:
Severance charges (recovery)	—	(13)	—	725
Other cash charges	—	—	—	31
Total period charges	—	(13)	—	756
Payments through September 30	(229)	(1,414)	(784)	(3,156)
Ending balance September 30	$1,176	$3,793	$1,176	$3,793
Non-current asset impairment charges	—	760	—	760
Total restructuring and asset impairment charges for the period	$—	$747	$—	$1,516

         Non-current asset impairment charges incurred in fiscal 2012 are primarily for non-tobacco internally developed software intangible assets and real property in Macedonia.
         April 1, 2012, the Company revised its reportable segments. See Note 1 "Basis of Presentation and Significant Accounting Policies" to the "Notes to Condensed Consolidated Financial Statements." The following table summarizes the employee separation and other cash charges recorded in the Company’s South America, Value Added Services and Other Regions segments during the three months and six months ended September 30, 2012 and 2011, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Separation and Other Cash Charges	2012	2011	2012	2011
Beginning balance:	$1,405	$5,220	$1,960	$6,193
South America	165	993	183	1,073
Value added services	—	—	—	—
Other regions	1,240	4,227	1,777	5,120
Period charges:	$—	$(13)	$—	$756
South America	—	419	—	419
Value added services	—	—	—	—
Other regions	—	(432)	—	337
Payments through September 30:	$(229)	$(1,414)	$(784)	$(3,156)
South America	(19)	(867)	(37)	(947)
Value added services	—	—	—	—
Other regions	(210)	(547)	(747)	(2,209)
Ending balance September 30:	$1,176	$3,793	$1,176	$3,793
South America	146	545	146	545
Value added services	—	—	—	—
Other regions	1,030	3,248	1,030	3,248

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

Alliance One International, Inc. and Subsidiaries

5. GOODWILL AND INTANGIBLES (continued)
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are being amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and six months ended September 30, 2012 and 2011:

		Amortizable Intangibles
	Unamortizable Goodwill	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of September 30, 2012		12.5	3.5	1.5
March 31, 2011 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$15,767	$60,154
Accumulated amortization	—	(9,899)	(1,948)	(7,102)	(18,949)
Net March 31, 2011	2,794	23,801	5,945	8,665	41,205
Additions	—	—	—	206	206
Amortization expense	—	(421)	(244)	(762)	(1,427)
Net June 30, 2011	2,794	23,380	5,701	8,109	39,984
Impairment/other	—	—	—	(357)	(357)
Amortization expense	—	(422)	(122)	(762)	(1,306)
Net September 30, 2011	2,794	22,958	5,579	6,990	38,321
Additions	—	—	—	972	972
Amortization expense	—	(842)	(729)	(1,857)	(3,428)
Net March 31, 2012	2,794	22,116	4,850	6,105	35,865
Additions	—	—	—	22	22
Amortization expense	—	(421)	(115)	(762)	(1,298)
Net June 30, 2012	2,794	21,695	4,735	5,365	34,589
Additions	—	—	—	247	247
Amortization expense	—	(422)	(127)	(762)	(1,311)
Net September 30, 2012	$2,794	$21,273	$4,608	$4,850	$33,525

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible	Total
October 1, 2012 through March 31, 2013	$842	$1,009	$1,690	$3,541
2014	1,685	1,251	1,799	4,735
2015	1,685	1,173	583	3,441
2016	1,685	1,175	453	3,313
2017	1,685	—	299	1,984
Subsequent years	13,691	—	26	13,717
	$21,273	$4,608	$4,850	$30,731
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2012. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees one of its joint venture’s borrowings which also represent a variable interest in that joint venture. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At September 30, 2012 and 2011, and March 31, 2012, the Company’s investment in these joint ventures was $23,023, $25,927, and $23,346, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures were $3,009, $9,317 and $9 at September 30, 2012 and 2011, and March 31, 2012, respectively and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to a joint venture not to exceed $19,611, $17,661 and $19,712 at September 30, 2012 and 2011, and March 31, 2012, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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

The following table presents the summary segment information for the three months and six months ended September 30, 2012 and 2011:

	Three Months Ended		Six Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Sales and other operating revenues:
South America	$272,993	$222,880	$451,338	$378,725
Value added services	33,568	39,588	67,200	75,699
Other regions	269,850	252,063	415,643	421,671
Total revenue	$576,411	$514,531	$934,181	$876,095

Operating income:
South America	$24,893	$12,252	$25,762	$26,574
Value added services	6,482	6,304	8,130	10,689
Other regions	18,449	18,436	21,211	23,483
Total operating income	49,824	36,992	55,103	60,746

Interest expense	29,776	27,027	56,891	52,803
Interest income	1,121	1,286	2,119	2,777
Income before income taxes and other items	$21,169	$11,251	$331	$10,720

Alliance One International, Inc. and Subsidiaries

7. SEGMENT INFORMATION (continued)

Analysis of Segment Assets	September 30, 2012	September 30, 2011	March 31, 2012
Segment assets:
South America	$717,526	$782,933	$534,169
Value added services	158,591	93,607	117,288
Other regions	1,355,053	1,215,716	1,298,388
Total assets	$2,231,170	$2,092,256	$1,949,845

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at September 30, 2012 and 2011. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 7,189 at a weighted average exercise price of $6.01 per share at September 30, 2012 and 4,229 at a weighted average exercise price of $7.02 per share at September 30, 2011.
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
          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012. The Company purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE (continued)
          The following table summarizes the computation of earnings per share for the three months and six months ended September 30, 2012 and 2011, respectively.

	Three Months Ended				Six Months Ended
	September 30,				September 30,
(in thousands, except per share data)	2012		2011		2012		2011
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$18,368		$(3,721)		$(12,375)		$(2,400)

SHARES
Weighted average number of shares outstanding	87,367		86,968		87,280		86,891

BASIC EARNINGS (LOSS) PER SHARE	$.21		$(.04)		$(.14)		$(.03)

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$18,368		$(3,721)		$(12,375)		$(2,400)
Plus interest expense on 5 1/2% convertible notes, net of tax	1,016		—	*	—	*	—	*
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$19,384		$(3,721)		$(12,375)		$(2,400)

SHARES
Weighted average number of common shares outstanding	87,367		86,968		87,280		86,891
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	306		—	*	—	*	—	*
Assuming conversion of 5 1/2% convertible notes at the time of issuance	22,872		—	*	—	*	—	*
Shares applicable to stock warrants	—	**	—	**	—	**	—	**
Adjusted weighted average number of common shares outstanding	110,545		86,968		87,280		86,891
DILUTED EARNINGS (LOSS) PER SHARE	$.18		$(.04)		$(.14)		$(.03)

*Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months and six months ended September 30, 2012 and 2011, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $672 and $850 for the three months ended September 30, 2012 and 2011, respectively and $3,297 and $1,868 for the six months ended September 30, 2012 and 2011, respectively.
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
          During the six months ended September 30, 2012, 3,350 stock-based compensation awards for stock options were granted. No stock options were granted during the three months ended September 30, 2012. No stock options were granted during the three months and six months ended September 30, 2011.

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)
          Assumptions used to determine the fair value of options issued during the six months ended September 30, 2012 include the following:

Six Months Ended September 30, 2012
Grant Price	$3.50
Exercise Price	$6.00
Expected Term in Years	6 to 6.5 years
Expected Volatility	60.4% to 61.0%
Weighted Average Volatility	60.9%
Annual Dividend Rate	0.00%
Risk Free Rate	2.00%
Weighted Average Fair Value	$1.64

          During the three months and six months ended September 30, 2012 and 2011, respectively, the Company made the following stock-based compensation awards for restricted stock:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except grant date fair value)	2012	2011	2012	2011
Restricted Stock
Number Granted	167	146	167	146
Grant Date Fair Value	$2.89	$3.27	$2.89	$3.27

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $6,488 and the total assessment including penalties and interest at September 30, 2012 is $16,012. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazilian State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $23,862, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
          In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990. The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation. In addition, the Company received an assessment in 2006 for federal income taxes that were offset by the IPI credit bonus. The assessment is valued at $23,942 at September 30, 2012. The Company appealed the assessment and believes it has properly utilized the IPI credit bonus. No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities. On September 9, 2011, the Court affirmed the Company’s position regarding the IPI credit bonus which is subject to appeal. The Company does not expect resolution in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus. No benefit for any potential future utilization of IPI credit bonus has been recognized.

Alliance One International, Inc. and Subsidiaries

10. CONTINGENCIES AND OTHER INFORMATION (continued)

Other
In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4,415 (US $5,641) in the aggregate.  In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24,000 (US $28,800) in the aggregate.  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice (the “ECJ”).  On July 19, 2012, the ECJ denied the Company's appeal in joined cases C-628/10 and C-14/11 relating to a €1,800 fine imposed by the EC on one of the Company's Spanish subsidiaries, and as to which the EC further imposed joint and several parent-company liability on the Company and such subsidiary's other shareholders (being a corporate predecessor of the Company, and a current subsidiary of the Company), which matter is now concluded.  In appeals relating to a different Spanish subsidiary involving the remainder of the above-referenced €4,415 in fines, a hearing before the ECJ in case C-679/11 P regarding joint and several parent-company liability has been set for January 10, 2013, while the appeal in case C-668/11 P relating to the underlying liability of the relevant Spanish subsidiary is proceeding without a hearing.  Hearings have yet to be set in the pending appeals in cases C-593/11 P and C-654/11 P, which relate to the above-referenced €24,000 in fines assessed against the Company and its Italian subsidiaries.  A hearing before the ECJ in case C-652/11 P relating to the appeal of one of the Company's Italian subsidiaries which had been individually fined €3,990 (for which the Company was held jointly liable and which amount is included in the €24,000 in fines assessed against the Company and its subsidiaries referenced above) was held on October 15, 2012.  The outcome of each of these pending appeals is uncertain as to both timing and results.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against subsidiaries of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US $9,483) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
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
          The Company has been named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012 and April 5, 2012. The lawsuits were brought by approximately 130 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaints seek compensatory and punitive damages from the Company and other multinational defendants under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. The Company has not yet filed answers or other responsive pleadings in these actions, as to which the time for filing has been extended. The Company is also aware of a complaint filed on October 25, 2012 in New Castle County, Delaware state court which names the Company as one of several defendants, but which has not been served on the Company.  The complaint names as plaintiffs approximately 100 additional individuals who are also alleged to be tobacco farmers and their family members residing in Misiones Province, Argentina, and alleges injuries and seeks remedies similar to the two other actions pending against the Company in Delaware state court. Based on its preliminary investigation, the Company believes the claims against it in each of these matters to be without merit and intends to vigorously defend against them. Because the Company has only recently been named in the lawsuits, the ultimate exposure if an unfavorable outcome is received is not estimable.
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

Alliance One International, Inc. and Subsidiaries

10. CONTINGENCIES AND OTHER INFORMATION (continued)

Other (continued)

The Company has no additional material AROs.

11. DEBT ARRANGEMENTS

At September 30, 2012, borrowings under the senior secured credit facility were $190,000 and $6,000 aggregate principal of the Company's 8 1/2% senior notes due 2012 were repaid during the six months ended September 30, 2012. The Company continuously monitors its compliance with the covenants of its senior secured credit facility and its senior notes. Significant changes in market conditions could adversely affect the Company's business. As a result, there can be no assurance that the Company will be able to maintain compliance with its financial covenants in the future.
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At September 30, 2012, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

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
           The following table summarizes the fair value of the Company’s derivatives by type at September 30, 2012 and 2011, and March 31, 2012.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at September 30, 2012	Other Current Assets	$398	Accrued Expenses and Other Current Liabilities	$747
Foreign currency contracts at September 30, 2011	Other Current Assets	$367	Accrued Expenses and Other Current Liabilities	$655
Foreign currency contracts at March 31, 2012	Other Current Assets	$312	Accrued Expenses and Other Current Liabilities	$16

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

Alliance One International, Inc. and Subsidiaries

12. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Earnings Effects of Derivatives (continued)
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2012 and 2011.

		Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Six Months Ended September 30,
		2012	2011	2012	2011

Foreign currency contracts	Cost of goods and services sold	$(295)	$(745)	$(13,250)	$6,025
Foreign currency contracts	Selling, general and administrative expenses	—	(82)	—	(116)
Total		$(295)	$(827)	$(13,250)	$5,909

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

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Service cost	$511	$526	$1,023	$1,140
Interest expense	1,842	2,049	3,684	4,189
Expected return on plan assets	(1,571)	(1,637)	(3,140)	(3,274)
Amortization of prior service cost	55	26	110	53
Actuarial loss	500	287	998	593
Curtailment gain recognized	—	—	—	(4,989)
Net periodic pension cost (benefit)	$1,337	$1,251	$2,675	$(2,288)

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. As of September 30, 2012, contributions of $5,878 were made to pension plans for fiscal 2013. Additional contributions to pension plans of approximately $4,348 are expected during the remainder of fiscal 2013. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of September 30, 2012, contributions of $390 were made to the plans for fiscal 2013. Additional contributions of $547 to the plans are expected during the rest of fiscal 2013. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Service cost	$15	$18	$31	$37
Interest expense	157	167	314	333
Amortization of prior service cost	(410)	(411)	(821)	(822)
Actuarial loss	117	101	234	202
Net periodic pension (benefit)	$(121)	$(125)	$(242)	$(250)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	September 30, 2012	September 30, 2011	March 31, 2012
Processed tobacco	$775,685	$760,648	$555,341
Unprocessed tobacco	187,965	263,061	240,811
Other	46,072	38,140	43,750
	$1,009,722	$1,061,849	$839,902

15. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of up to $250,000 trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company services, administers and collects the receivables on behalf of the special purpose entity and receives a servicing fee of .5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Condensed Consolidated Statements of Operations.

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

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	September 30,		March 31,
	2012	2011	2012
Receivables outstanding in facility	$133,392	$143,201	$182,856
Beneficial interest	$20,989	$28,426	$25,864
Servicing liability	$—	$30	$45
Cash proceeds for the six months ended September 30:
Cash purchase price	$256,747	$277,860
Deferred purchase price	118,628	99,432
Service fees	254	216
Total	$375,629	$377,508

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

	September 30, 2012	September 30, 2011	March 31, 2012
Carrying value	$1,013,595	$878,735	$828,503
Estimated fair value	1,035,702	767,865	841,558

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of September 30, 2012 and 2011 and March 31, 2012 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at September 30, 2012 by $220 and $322, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at September 30, 2012 would change by $463 or $926, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at September 30, 2012 would change by $433 or $518, respectively.

Alliance One International, Inc. and Subsidiaries

16. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	September 30, 2012			September 30, 2011			March 31, 2012
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$398	$—	$398	$367	$—	$367	$312	$—	$312
Securitized beneficial interests	—	20,989	20,989	—	28,426	28,426	—	25,864	25,864
Total Assets	$398	$20,989	$21,387	$367	$28,426	$28,793	$312	$25,864	$26,176
Liabilities
Guarantees	$—	$9,489	$9,489	$—	$5,005	$5,005	$—	$5,265	$5,265
Derivative financial instruments	747	—	747	655	—	655	16	—	16
Total liabilities	$747	$9,489	$10,236	$655	$5,005	$5,660	$16	$5,265	$5,281

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended September 30, 2012		Six Months Ended September 30, 2012
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance	$35,368	$5,803	$25,864	$5,265
Issuances of guarantees/sales of receivables	55,541	5,170	111,879	9,062
Settlements	(67,888)	(1,484)	(114,168)	(4,838)
Losses recognized in earnings	(2,032)	—	(2,586)	—
Ending Balance September 30, 2012	$20,989	$9,489	$20,989	$9,489

	Three Months Ended September 30, 2011		Six Months Ended September 30, 2011
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance	$13,972	$2,950	$15,797	$4,575
Issuances of guarantees/sales of receivables	66,867	3,306	101,960	4,599
Settlements	(50,799)	(1,420)	(87,073)	(3,818)
Changes in anticipated loss rate	—	169	—	(351)
Losses recognized in earnings	(1,614)	—	(2,258)	—
Ending Balance September 30, 2011	$28,426	$5,005	$28,426	$5,005

The amount of unrealized losses relating to assets still held at the respective dates of September 30, 2012 and 2011 and March 31, 2012 were $1,052, $861 and $1,373 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

16. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the period ended September 30, 2012:

	Fair Value at 9/30/2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$20,989	Discounted Cash Flow	Discount Rate	3.0%
			Payment Speed	91 days
Tobacco Supplier Guarantees	$4,630	Historical Loss	Historical Loss	8.3% to 10.9%
Deconsolidated Subsidiary Guarantees	$4,859	Discounted Cash Flow	Market Interest Rate	12%

17. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	September 30, 2012	September 30, 2011	March 31, 2012
Balances:
Accounts receivable	$111,878	$50,523	$32,316
Accounts payable	64,757	31,295	37,520

	Three Months Ended September 30,		Six Months Ended September 30,
	2012	2011	2012	2011
Transactions:
Purchases	$62,824	$47,068	$89,142	$77,793

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.
          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary. The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco. The balance due from the Zimbabwe subsidiary at September 30, 2011 includes a $16,657 pledge to a bank, which has been recorded in Notes Payable to Banks. This pledge is no longer required.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

Management evaluates performance of our reportable segments principally on the basis of revenues and gross profit. Beginning April 1, 2012, management began evaluating the performance of our Value Added Services business as a separate operating segment from our five geographic operating segments. Value Added Services is comprised of our cut rolled expanded stem (CRES), cut rag, toasted burley and other specialty products and services. The economic characteristics of the Value Added Services segment are dissimilar from the other operating segments. Therefore, effective April 1, 2012, our reportable segments are Value Added Services, South America Region and Other Regions.

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Revenue and gross profit increases this quarter compared to the prior year are due to the positive impact of shifts in sales patterns in South America that began last year and the non-recurrence of delays in the prior year in the delivery, processing and shipping of the Tanzanian crop. Improvements in our profitability and pre-tax income over the same quarter in the prior year were partially offset by slight increases in selling, general and administrative expenses and interest costs. We continue to see the positive impact of our efficiency improvements and devaluation in certain currencies. Reduced crop sizes in South America and Africa as well as increased demand for certain flue-cured and burley leaf varieties have shifted global supply to be in an under supply position or approaching equilibrium. As a result, our inventories decreased $52.1 million compared to last year.

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

Outlook

The current year is developing as planned and we expect increased volumes and sales despite smaller crops this year. As we continue to execute on our plan that includes additional investment to further improve efficiencies and where our customers recognize value, we anticipate improved results for the full year versus the prior year. Consistent with industry changes and customer mix dynamics that began last year, the second half of the fiscal year will drive the majority of our volume, revenue and profitability increases.
          Our largest challenge this year and as we look forward is meeting the supply requirements of our customers and their increased demand for higher quality leaf. Commitment and innovation with our dedicated tobacco supplier base around the world is helping to improve yields and quality, while focusing on the styles that are increasing in demand. Attention to our evolving industry position is important to ensure that required supply at competitive prices is available. With continued focus on our customers' requirements and utilizing capital where sufficient returns are achievable, we believe long-term shareholder value will be enhanced.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended							Six Months Ended
	September 30,							September 30,
			Change						Change
(in millions)	2012		$		%	2011		2012		$		%	2011
Sales and other operating revenues	$576.4		$61.9		12.0	$514.5		$934.2		$58.1		6.6	$876.1
Gross profit	87.0		15.7		22.0	71.3		128.5		1.0		0.8	127.5
Selling, general and administrative expenses	36.0		1.6		4.7	34.4		72.1		2.7		3.9	69.4
Other income (expense)	(1.2)		(2.1)			0.9		(1.3)		(5.4)			4.1
Restructuring and asset impairment charges	—		(0.7)			0.7		—		(1.5)			1.5
Operating income	49.8		12.8	*		37.0	*	55.1		(5.6)			60.7
Interest expense	29.8		2.8			27.0		56.9		4.1			52.8
Interest income	1.1		(0.2)			1.3		2.1		(0.7)			2.8
Income tax expense	3.9		(12.4)			16.3		13.1		(1.3)			14.4
Equity in net income of investee companies	1.0		(0.2)			1.2		0.9		(0.3)			1.2
Income (loss) attributable to noncontrolling interests	(0.1)		—			(0.1)		0.4		0.5			(0.1)
Net income (loss) attributable to Alliance One International, Inc.	$18.4	*	$22.1	*		$(3.7)	*	$(12.4)	*	$(10.0)	*		$(2.4)

* Amounts do not equal column totals due to rounding

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Six Months Ended
	September 30,				September 30,
		Change				Change
(in millions, except per kilo amounts)	2012	$	%	2011	2012	$	%	2011
Tobacco sales and other operating revenues
Sales and other operating revenues	$553.5	$61.5	12.5	$492.0	$897.4	$61.8	7.4	$835.6
Kilos	116.2	15.8	15.7	100.4	193.1	17.3	9.8	175.8
Average price per kilo	$4.76	$(0.14)	(2.9)	$4.90	$4.65	$(0.10)	(2.1)	$4.75
Processing and other revenues	$22.9	$0.4	1.8	$22.5	$36.8	$(3.7)	(9.1)	$40.5
Total sales and other operating revenues	$576.4	$61.9	12.0	$514.5	$934.2	$58.1	6.6	$876.1

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
Summary. Sales and other operating revenues increased 12.0% compared to the same quarter in the prior year and gross profit as a percentage of sales increased from 13.9% in 2011 to 15.1% in 2012. South America and Africa experienced short crops this year compared to record crop sizes in the prior year. Therefore, their average sales prices for this year's crop are higher than last year due to higher average prices paid to tobacco suppliers and higher operating costs. Globally, lamina sales prices increased this year while byproduct sales prices decreased. As a result of product mix, the average sales price decreased overall. Smaller crop sizes result in increased processing charges and other related costs per kilo. The U.S. dollar impact of these higher costs is partially mitigated by the devaluation of the Brazilian Real, Malawi Kwacha and the Euro against the U.S. dollar. In South America, our sales patterns and timing of shipments shifted in the prior year from shipping larger volumes in the first part of our fiscal year to the latter half of the fiscal year. This resulted in significant shipments of the prior year crop in the current year. In addition, Tanzania experienced delays in the prior year in delivering, processing and shipping the crop that did not recur this year resulting in increased revenues in the current year.
          Selling, general and administrative costs ("SG&A") increased 4.7% due to incentive compensation costs. Primarily as a result of increased revenues and gross profits, operating income increased $12.8 million compared to the prior year. After increased interest costs related to higher average borrowings and higher average rates, pretax income increased $9.9 million compared to last year.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (continued)

Summary. (continued)
          Our effective tax rate decreased from 144.7% in 2011 to 18.4% in 2012. The significant variance in the effective tax rate between 2012 and 2011 is primarily related to lower net exchange losses on income tax accounts this year compared to last year.

South America Region. Tobacco revenues increased $50.6 million or 23.5% primarily due to an increase of 9.1 million kilos in quantities sold and $0.02 per kilo in average sales prices. The increase in volume is mainly attributable to change in customer mix and higher average sales prices for the current crop that resulted from increased prices paid to tobacco suppliers and higher operating costs.
          Gross profit increased $19.2 million due to increased volumes and customer mix. Gross profit as a percentage of sales increased 4.0 percentage points due to improved sales prices, customer mix and the benefit of our earlier hedging strategy on our cost of sales as the current crop is sold.

Value Added Services. Tobacco revenues decreased $6.2 million or 16.9% primarily from a decrease of 1.4 million kilos in quantities sold due to reduced customers orders partially offset by an increase of $0.19 per kilo in average sales prices due to product mix. Gross profit decreased $2.3 million and gross profit as a percentage of sales decreased 2.7 percentage points compared to the prior year.

Other Regions. Tobacco revenues increased $17.1 million or 7.1% primarily as a result of an increase of 8.1 million kilos in quantities sold partially offset by a decrease of $0.32 per kilo in average sales price. Revenue increases were primarily due to delivery, processing and shipments of the current crop in Tanzania returning to normal operating cycles which were delayed in the prior year. Average sales prices decreased primarily due to customer mix.
          Gross profit decreased $1.2 million and gross profit as a percentage of sales decreased 1.4 percentage points in 2012 compared to 2011 primarily due to customer mix and the impact on gross profit from smaller crop sizes that result in higher operating costs which are not always able to be fully passed on to the customer.

Six Months Ended September 30, 2012 Compared to Six Months Ended September 30, 2011
Summary. As a result of our strong second quarter revenues and gross profit, sales and other operating revenues increased 6.6% over the prior year. In South America, our customer mix has changed from the prior year shifting the timing of significant shipments of the prior year crop into the current year. Gross profit increased slightly compared to the prior year due to losses on Brazilian derivative financial instruments in the first quarter. Gross profit as a percentage of sales decreased from 14.6% in 2011 to 13.8% in 2012 as the derivative losses have only been partially offset by exchange gains from operating costs denominated in other currencies. The derivative losses will continue to be offset by lower U.S. dollar operating costs of foreign sourced tobaccos that will be sold in future periods. Selling, general and administrative costs increased 3.9% due to increased stock-based compensation costs and incentive compensation costs. Primarily as a result of decreased gains on sales of assets and increased SG&A, operating income decreased $5.6 million compared to the prior year. After increased interest costs related to higher average borrowings and higher average rates, pretax income decreased $10.4 million compared to last year.
          Our effective tax rate increased from 134.3% in 2011 to 3,969.8% in 2012. The significant variance in the effective tax rate between 2012 and 2011 is primarily related to the impact of net exchange losses from income tax accounts on pretax income that is $10.4 million lower this year compared to the prior year.

South America Region. Tobacco revenues increased $77.2 million or 21.5% primarily due to an increase of 14.3 million kilos in quantities sold and $0.02 per kilo in average sales prices. The increase in volume is mainly attributable to change in customer mix, opportunistic sales of old crop in the current year and higher prices resulting from a smaller crop this year. Partially offsetting increased tobacco revenues are decreased processing and other revenues of $4.5 million primarily due to the smaller Brazilian crop this year.
          Gross profit increased $2.8 million despite incurring significant derivative losses in the first quarter compared to the prior year. The derivative losses should continue to be offset by lower U.S. dollar operating costs of the Brazilian crop as it is sold in future periods. Gross profit as a percentage of sales decreased 1.6 percentage points due to losses on derivative financial instruments that have not been fully recovered, customer mix, and higher green costs due to the smaller crop this year and the related impact on processing costs.

Value Added Services. Tobacco revenues decreased $8.6 million or 12.2% primarily from a decrease of 2.0 million kilos in quantities sold due to reduced customer orders partially offset by an increase of $0.13 per kilo in average sales prices due to product mix. Gross profit decreased $2.8 million and gross profit as a percentage of sales decreased 1.3 percentage points.

Other Regions. Tobacco revenues decreased $6.8 million or 1.7% primarily as a result of a decrease of $0.29 per kilo in average sales price that was partially offset by an increase of 5.0 million kilos in quantities sold. Gross profit increased $1.0 million and gross profit as a percentage of sales increased slightly by 0.4 percentage points in 2012 compared to 2011 primarily due to customer mix and exchange gains on foreign denominated operating costs.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (continued)

Other Regions. (continued)
          Average sales prices decreased primarily due to customer mix. Decreased revenues were due to the timing of shipments that were accelerated into fiscal 2012 from Asia and the non-recurrence of opportunistic sales in Europe and North America. The increase in volumes which substantially offset the decrease in revenues was the impact of delivery, processing and shipments of the current crop in Tanzania returning to normal operating cycles which were delayed in the prior year.

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
          As of September 30, 2012, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased with processing and shipping during the third quarter. Indonesian purchasing also began in August and we are processing and beginning to ship. Europe has almost completed processing and shipping will follow during the third and fourth quarters. North America has commenced flue cured purchasing and processing with shipping moving into full effect during the third quarter, seasonally elevating its working capital requirements. Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency-by-currency basis.

Working Capital
Our working capital seasonally increased from $828.6 million at March 31, 2012 to $948.8 million at September 30, 2012. Our current ratio was 2.2 to 1 at September 30, 2012 compared to 2.3 to 1 at March 31, 2012. The increase in working capital is primarily related to increased inventories and advances to tobacco suppliers partially offset by increased notes payable to banks. These changes are attributable to the seasonal buildup of purchasing and processing tobacco in Africa and Brazil and the related seasonal increase in financing of those crops. Also partially offsetting the increase in working capital is a $44.2 million increase in the current portion of our long-term debt in accordance with terms.
         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows.

	As of
	September 30		March 31,
(in millions except for current ratio)	2012	2011	2012
Cash and cash equivalents	$194.7	$139.6	$119.7
Trade and other receivables, net	270.6	241.3	303.1
Inventories and advances to tobacco suppliers	1,114.6	1,138.1	929.3
Total current assets	1,766.9	1,639.6	1,477.8
Notes payable to banks	491.2	499.9	374.5
Accounts payable	58.9	76.5	120.1
Advances from customers	55.7	63.6	14.9
Total current liabilities	818.1	778.8	649.2
Current ratio	2.2 to 1	2.1 to 1	2.3 to 1
Working capital	948.8	860.8	828.6
Long-term debt	962.3	877.6	821.5
Stockholders’ equity attributable to Alliance One International, Inc.	316.7	311.9	327.5
Net cash provided (used) by:
Operating activities	(210.9)	(148.4)	59.0
Investing activities	(12.9)	(15.5)	(65.1)
Financing activities	299.0	258.9	80.9

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities increased $62.5 million in 2012 compared to 2011. The increase in cash used was primarily due to increased advances to our Zimbabwe operations as a result of a larger crop this year. Partially offsetting the increase in cash used is reduced inventories and advances to tobacco suppliers from smaller crop sizes in South America and other parts of Africa this year.

Investing Cash Flows
Net cash used by investing activities decreased $2.6 million in 2012 compared to 2011. The decrease in cash used was primarily due to the release of restrictions on cash in accordance with terms of the related agreements. Increased purchases of property, plant and equipment due to timing of investment in capital assets and reduced proceeds from sale of assets partially offset the decrease in cash usage.

Financing Cash Flows
Net cash provided by financing activities increased $40.1 million in 2012 compared to 2011. This increase was primarily due to a decrease in repayment of long-term debt attributable to our revolver borrowings in the current year. This increase in cash provided was partially offset by less proceeds from short-term borrowings. We continuously monitor and adjust our funding sources based on business dynamics in order to enhance business flexibility and reduce costs.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At September 30, 2012, we had cash of $194.7 million and total debt outstanding of $1,504.8 million comprised of $579.3 million of notes payable to banks and long-term seasonal lines, $190.0 million under our revolving credit facility, $3.5 million of other long-term debt, $617.0 million of 10.0% senior notes and $115.0 million of 5.5% convertible senior subordinated notes. The $116.7 million seasonal increase in notes payable to banks from March 31, 2012 to September 30, 2012 results from anticipated seasonal fluctuation to account for the current purchase and processing of African and Brazilian tobaccos. Aggregated peak borrowings by facility occurring at anytime during the three months ended September 30, 2012 and 2011, respectively, were $565.5 million at a weighted average interest rate of 4.22% and $680.7 million at a weighted average interest rate of 2.83%. Aggregated peak borrowings by facility occurring at anytime during the six months ended September 30, 2012 and 2011 were repaid with cash provided by operating activities. Available credit as of September 30, 2012 was $296.2 million comprised of $60.0 million under our revolver, $189.5 million of notes payable to banks, $37.6 million of long-term foreign seasonal lines and other long-term debt and $9.1 million of availability exclusively for letters of credit. In fiscal 2013, we expect to incur approximately $60.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to stockholders during the quarter ended September 30, 2012 and payment of dividends is restricted under the terms of our revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES (continued)

The following table summarizes our debt financing as of September 30, 2012:

			September 30, 2012
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
	2012	2012	Available	Rate
Senior secured credit facility:
Revolver (1)	$—	$190.0	$60.0	6.0%
Senior notes:
10% senior notes due 2016	615.2	617.0	—	10.0%
8 ½% senior notes due 2012	6.0	—	—	8.5%
	621.2	617.0	—
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	—	5.5%
Long-term foreign seasonal borrowings	88.2	88.1	36.9	3.8%	(2)
Other long-term debt	4.1	3.5	0.7	7.3%	(2)
Notes payable to banks (3)	374.5	491.2	189.5	4.1%	(2)
Total debt	$1,203.0	$1,504.8	$287.1
Short term	$374.5	$491.2
Long term:
Long term debt current	$7.0	$51.3
Long term debt	821.5	962.3
	$828.5	$1,013.6
Letters of credit	$7.2	$5.4	$9.1
Total credit available			$296.2
(1)  As of September 30, 2012 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the six months ended September 30, 2012.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of September 30, 2012, we had approximately $491.2 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $695.2 million subject to limitations as provided for in the Credit Agreement. Additionally against these lines there was $9.1 million available in unused letter of credit capacity with $5.4 million issued but unfunded.
          The Company also has foreign seasonal borrowings with maturity greater than one year. As of September 30, 2012, approximately $88.1 million was drawn and outstanding with maximum capacity totaling $125.0 million. Certain of these foreign seasonal borrowings are secured by certain of the subsidiary borrowers' accounts receivable and inventories totalling $38.1 million and restrict the payment of dividends by the subsidiary borrower during the term of the agreement. The Company records outstanding borrowings under its foreign seasonal revolver agreements as long-term as the Company intends to extend repayment terms to the maturity date in accordance with the agreement.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2012.

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
          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended September 30, 2012, further developments to the financial reporting process were implemented for operations that have previously implemented SAP and the Company substantially completed the process of implementing SAP in its Singapore, Thailand and Jordan operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Changes in Internal Control Over Financial Reporting (continued)
          Other than the financial reporting developments for the Company’s operations that have previously implemented SAP and implementation of SAP in its Singapore, Thailand and Jordan operations discussed above there were no changes that occurred during the three months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4.4 million (US$5.6 million) in the aggregate.  In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24.0 million (US$28.8 million) in the aggregate. With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice (the “ECJ”).  On July 19, 2012, the ECJ denied the Company's appeal in joined cases C-628/10 and C-14/11 relating to a €1.8 million fine imposed by the EC on one of the Company's Spanish subsidiaries, and as to which the EC further imposed joint and several parent-company liability on the Company and such subsidiary's other shareholders (being a corporate predecessor of the Company, and a current subsidiary of the Company), which matter is now concluded.  In appeals relating to a different Spanish subsidiary involving the remainder of the above-referenced €4.4 million in fines, a hearing before the ECJ in case C-679/11 P regarding joint and several parent-company liability has been set for January 10, 2013, while the appeal in case C-668/11 P relating to the underlying liability of the relevant Spanish subsidiary is proceeding without a hearing.  Hearings have yet to be set in the pending appeals in cases C-593/11 P and C-654/11 P, which relate to the above-referenced €24.0 million in fines assessed against the Company and its Italian subsidiaries.  A hearing before the ECJ in case C-652/11 P relating to the appeal of one of the Company's Italian subsidiaries which had been individually fined €3.99 million (for which the Company was held jointly liable and which amount is included in the €24.0 million in fines assessed against the Company and its subsidiaries referenced above) was held on October 15, 2012.  The outcome of each of these pending appeals is uncertain as to both timing and results.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against subsidiaries of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$9.5 million) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
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
          The Company has been named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., and Chalanuk, et al. v. Alliance One International, Inc., et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012 and April 5, 2012. The lawsuits were brought by approximately 130 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaints seek compensatory and punitive damages from the Company and other multinational defendants under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. The Company has not yet filed answers or other responsive pleadings in these actions, as to which the time for filing has been extended. The Company is also aware of a complaint filed on October 25, 2012 in New Castle County, Delaware state court which names the Company as one of several defendants, but which has not been served on the Company.  The complaint names as plaintiffs approximately 100 additional individuals who are also alleged to be tobacco farmers and their family members residing in Misiones Province, Argentina, and alleges injuries and seeks remedies similar to the two other actions pending against the Company in Delaware state court. Based on its preliminary investigation, the Company believes the claims against it in each of these matters to be without merit and intends to vigorously defend against them. Because the Company has only recently been named in the lawsuits, the ultimate exposure if an unfavorable outcome is received is not estimable.

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: November 6, 2012	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)