Form 10-Q
period 2012-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2013-02-05
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2012

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
                                               Yes [ ]                                                                              No [X]

As of January 31, 2013, the registrant had 87,640,640 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Nine Months Ended December 31, 2012 and 2011	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Nine Months Ended December 31, 2012 and 2011	4

		Condensed Consolidated Balance Sheets
		December 31, 2012 and 2011 and March 31, 2012	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Nine Months Ended December 31, 2012 and 2011	6

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended December 31, 2012 and 2011	7

		Notes to Condensed Consolidated Financial Statements	8 – 24

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	25 – 31

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

	Item 4.	Controls and Procedures	31 - 32

Part II.	Other Information

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33

	Item 3.	Defaults Upon Senior Securities	33

	Item 4.	Mine Safety Disclosures	33

	Item 5.	Other Information	33

	Item 6.	Exhibits	33

Signature			34

Index of Exhibits			35

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2012 and 2011
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2012	2011	2012	2011

Sales and other operating revenues	$699,111	$493,888	$1,633,292	$1,369,983
Cost of goods and services sold	615,982	428,092	1,421,637	1,176,689
Gross profit	83,129	65,796	211,655	193,294
Selling, general and administrative expenses	33,494	33,877	105,570	103,234
Other income (expense)	(297)	12,052	(1,644)	16,173
Restructuring and asset impairment charges	56	67	56	1,583
Operating income	49,282	43,904	104,385	104,650
Interest expense (includes debt amortization of $2,640 and $2,946 for the three months and $7,856 and $8,409 for the nine months in 2012 and 2011, respectively)	29,384	27,408	86,275	80,211
Interest income	3,120	1,999	5,239	4,776
Income before income taxes and other items	23,018	18,495	23,349	29,215
Income tax expense	2,152	5,714	15,292	20,108
Equity in net income (loss) of investee companies	406	(975)	1,256	198
Net income	21,272	11,806	9,313	9,305
Less: Net income (loss) attributable to noncontrolling interests	(48)	52	368	(49)
Net income attributable to Alliance One International, Inc.	$21,320	$11,754	$8,945	$9,354

Earnings per share:
Basic	$.24	$.13	$.10	$.11
Diluted	$.20	$.12	$.10	$.11

Weighted average number of shares outstanding:
Basic	87,465	87,146	87,342	86,976
Diluted	110,639	110,186	87,679	110,130

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Three and Nine Months Ended December 31, 2012 and 2011
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2012	2011	2012	2011

Net income	$21,272	$11,806	$9,313	$9,305

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(93)	(1,667)	(795)	(2,794)
Define benefit pension amounts reclassified to income, net of tax of $399 for the nine months ended December 31, 2011	(260)	—	(781)	931
Total other comprehensive income (loss), net of tax	(353)	(1,667)	(1,576)	(1,863)
Total comprehensive income	20,919	10,139	7,737	7,442
Comprehensive income (loss) attributable to noncontrolling interests	(48)	52	368	(49)
Comprehensive income attributable to Alliance One International, Inc.	$20,967	$10,087	$7,369	$7,491

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				December 31, 2012	December 31, 2011	March 31, 2012
ASSETS
Current assets
Cash and cash equivalents				$195,331	$150,647	$119,743
Trade and other receivables, net				256,326	186,849	303,090
Accounts receivable, related parties				59,023	44,536	32,316
Inventories				908,121	1,063,295	839,902
Advances to tobacco suppliers				80,182	83,149	89,378
Recoverable income taxes				6,229	9,280	9,592
Current deferred taxes				19,365	13,358	23,855
Prepaid expenses				34,506	39,186	45,097
Other current assets				10,633	813	14,874
Total current assets				1,569,716	1,591,113	1,477,847
Other assets
Investments in unconsolidated affiliates				24,788	24,383	24,530
Goodwill and other intangible assets				32,307	37,081	35,865
Deferred income taxes				61,608	67,332	73,378
Other deferred charges				15,931	17,343	12,467
Other noncurrent assets				63,787	58,422	66,079
				198,421	204,561	212,319
Property, plant and equipment, net				265,504	257,232	259,679
				$2,033,641	$2,052,906	$1,949,845

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$290,965	$429,120	$374,532
Accounts payable				61,248	64,441	120,148
Due to related parties				22,398	17,593	37,520
Advances from customers				52,481	113,009	14,876
Accrued expenses and other current liabilities				92,656	95,391	78,758
Income taxes				4,201	11,190	16,282
Long-term debt current				51,264	1,271	7,050
Total current liabilities				575,213	732,015	649,166

Long-term debt				986,628	873,332	821,453
Deferred income taxes				7,751	3,438	9,494
Liability for unrecognized tax benefits				8,859	15,229	18,183
Pension, postretirement and other long-term liabilities				113,882	103,192	121,128
				1,117,120	995,191	970,258
Commitments and contingencies
Stockholders’ equity	December 31, 2012	December 31, 2011	March 31, 2012
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,494	95,221	95,234	460,647	457,655	457,497
Retained deficit				(82,397)	(111,439)	(91,342)
Accumulated other comprehensive loss				(40,249)	(23,666)	(38,673)
Total stockholders’ equity of Alliance One International, Inc.				338,001	322,550	327,482
Noncontrolling interests				3,307	3,150	2,939
Total equity				341,308	325,700	330,421
				$2,033,641	$2,052,906	$1,949,845
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2011	$455,409	$(120,793)	$(1,376)	$(20,427)	$3,199	$316,012
Net income (loss)	—	9,354	—	—	(49)	9,305
Restricted stock surrendered	(183)	—	—	—	—	(183)
Stock-based compensation	2,429	—		—	—	2,429
Other comprehensive loss, net of tax	—	—	(2,794)	931	—	(1,863)

Balance, December 31, 2011	$457,655	$(111,439)	$(4,170)	$(19,496)	$3,150	$325,700

Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421
Net income	—	8,945	—	—	368	9,313
Restricted stock surrendered	(160)	—	—	—	—	(160)
Stock-based compensation	3,310	—	—	—	—	3,310
Other comprehensive loss, net of tax	—	—	(795)	(781)	—	(1,576)

Balance, December 31, 2012	$460,647	$(82,397)	$(3,717)	$(36,532)	$3,307	$341,308

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2012 and 2011 (Unaudited)

(in thousands)	December 31, 2012	December 31, 2011

Operating activities
Net income	$9,313	$9,305
Adjustments to reconcile net income to net cash used by operating activities:
Depreciation and amortization	24,913	24,241
Debt amortization/interest	11,173	11,080
Restructuring charges	56	792
Loss on foreign currency transactions	9,949	12,607
Gain on sale of property, plant and equipment	(1,176)	(2,504)
Gain on other sale of assets	—	(13,072)
Stock-based compensation	3,976	2,558
Changes in operating assets and liabilities, net	(76,023)	(100,274)
Other, net	326	1,537
Net cash used by operating activities	(17,493)	(53,730)

Investing activities
Purchases of property, plant and equipment	(28,460)	(34,159)
Proceeds from sale of property, plant and equipment	1,402	2,617
Restricted cash	3,974	—
Other, net	(518)	622
Net cash used by investing activities	(23,602)	(30,920)

Financing activities
Net proceeds from short-term borrowings	(82,383)	208,525
Proceeds from long-term borrowings	321,607	305,200
Repayment of long-term borrowings	(115,046)	(318,269)
Debt issuance cost	(5,867)	(6,207)
Other, net	(66)	(82)
Net cash provided by financing activities	118,245	189,167

Effect of exchange rate changes on cash	(1,562)	2,624

Increase in cash and cash equivalents	75,588	107,141
Cash and cash equivalents at beginning of period	119,743	43,506
Cash and cash equivalents at end of period	$195,331	$150,647

Other information:
Cash paid during the nine months:
Interest	$58,508	$50,313
Taxes	15,689	18,642

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

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $6,242 and $4,864 for the three months ended December 31, 2012 and 2011, respectively and $15,364 and $13,478 for the nine months ended December 31, 2012 and 2011, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

Property Exchange in Brazil
During the quarter ended, December 31, 2011 the Company exchanged real property with a third party in Brazil. The transaction consisted of the Company exchanging real property located in Vera Cruz, Brazil and $9,403 of cash for real property located in Venancio Aires, Brazil. The Company accounted for the transaction as a nonmonetary exchange involving monetary consideration. In accordance with U.S. GAAP, the transaction was recorded and measured at fair value as the transaction had commercial substance, the fair values of the assets exchanged were determinable within reasonable limits, and the Company's real property was not held for sale in the ordinary course of business or for property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange. The cost of the real property received in the exchange was measured using the fair value of the assets given which equaled $26,250 including the cash. The Company's basis in its assets given was $13,178 and a gain of $13,072 was recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

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

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of December 31, 2012, the Company’s unrecognized tax benefits totaled $6,723, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2012, accrued interest and penalties totaled $863 and $1,273 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of December 31, 2012, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Nine Months Ended December 31, 2012
The effective tax rate used for the nine months ended December 31, 2012 was 65.5% compared to 68.8% for the nine months ended December 31, 2011. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The Company expects the tax rate for the year ended March 31, 2013 to be 34.3% after absorption of discrete items.
         For the nine months ended December 31, 2012, the Company recorded a discrete event adjustment expense of $3,418, bringing the effective tax rate estimated for the nine months of 50.9% to 65.5%. This discrete event adjustment expense relates primarily to increases in net exchange losses on income tax accounts and an adjustment to the valuation allowance related to resolution of a prior period uncertain tax position; and, decreases due to the expiration of an assessment period local country administrative practice pertaining to an international unrecognized tax benefit, the release of a U.S. uncertain tax position effectively settled upon completion of a tax examination of a prior year and the release of foreign valuation allowances. For the nine months ended December 31, 2011, the Company recorded a discrete event adjustment expense of $13,867, bringing the effective tax rate estimated for the nine months of 21.4% to 68.8%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and additional income tax, interest and exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the nine months ended December 31, 2012 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts.

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

Alliance One International, Inc. and Subsidiaries

3. GUARANTEES (continued)

The following table summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2012	December 31, 2011	March 31, 2012
Amounts guaranteed (not to exceed)	$129,088	$140,826	$127,132
Amounts outstanding under guarantee	100,393	96,798	105,403
Fair value of guarantees	7,728	4,342	5,265

         Of the guarantees outstanding at December 31, 2012, approximately 95% expire within one year and the remainder within five years. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe which is included in Accounts Receivable, Related Parties.
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of December 31, 2012 and 2011 and March 31, 2012, respectively, the Company had balances of $606, $358 and $27,619 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives during the third quarter of fiscal 2011 and during fiscal 2012. At March 31, 2012, these initiatives were substantially complete. The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months and nine months ended December 31, 2012 and 2011, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
Restructuring and Asset Impairment Charges	2012	2011	2012	2011
Employee separation and other cash charges:
Beginning balance	$1,176	$3,793	$1,960	$6,193
Period charges:
Severance charges	56	67	56	792
Other cash charges	—	—	—	31
Total period charges	56	67	56	823
Payments through December 31	(322)	(433)	(1,106)	(3,589)
Ending balance December 31	$910	$3,427	$910	$3,427
Non-current asset impairment charges	—	—	—	760
Total restructuring and asset impairment charges for the period	$56	$67	$56	$1,583

         Non-current asset impairment charges incurred in fiscal 2012 are primarily for non-tobacco internally developed software intangible assets and real property in Macedonia.
         April 1, 2012, the Company revised its reportable segments. See Note 1 "Basis of Presentation and Significant Accounting Policies" to the "Notes to Condensed Consolidated Financial Statements." The following table summarizes the employee separation and other cash charges recorded in the Company’s South America, Value Added Services and Other Regions segments during the three months and nine months ended December 31, 2012 and 2011, respectively:

Alliance One International, Inc. and Subsidiaries

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (continued)

	Three Months Ended December 31,		Nine Months Ended December 31,
Employee Separation and Other Cash Charges	2012	2011	2012	2011
Beginning balance:	$1,176	$3,793	$1,960	$6,193
South America	146	545	183	1,073
Value added services	—	—	—	—
Other regions	1,030	3,248	1,777	5,120
Period charges:	$56	$67	$56	$823
South America	(22)	—	(22)	419
Value added services	—	—	—	—
Other regions	78	67	78	404
Payments through December 31:	$(322)	$(433)	$(1,106)	$(3,589)
South America	(24)	(6)	(61)	(953)
Value added services	—	—	—	—
Other regions	(298)	(427)	(1,045)	(2,636)
Ending balance December 31:	$910	$3,427	$910	$3,427
South America	100	538	100	538
Value added services	—	—	—	—
Other regions	810	2,889	810	2,889

5. GOODWILL AND INTANGIBLES

Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired businesses. Goodwill is not subject to amortization, but rather is tested for impairment annually or whenever events and circumstances indicate that an impairment may have occurred. The Company has chosen the first day of the last quarter of its fiscal year as the date to perform its annual goodwill impairment test.

Alliance One International, Inc. and Subsidiaries

5. GOODWILL AND INTANGIBLES (continued)
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and nine months ended December 31, 2012 and 2011:

		Amortizable Intangibles
	Goodwill	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of December, 31, 2012		12.25	3.25	1.25
March 31, 2011 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$15,767	$60,154
Accumulated amortization	—	(9,899)	(1,948)	(7,102)	(18,949)
Net March 31, 2011	2,794	23,801	5,945	8,665	41,205
Additions	—	—	—	206	206
Amortization expense	—	(421)	(244)	(762)	(1,427)
Net June 30, 2011	2,794	23,380	5,701	8,109	39,984
Impairment/other	—	—	—	(357)	(357)
Amortization expense	—	(422)	(122)	(762)	(1,306)
Net September 30, 2011	2,794	22,958	5,579	6,990	38,321
Impairment/other	—	—	—	153	153
Amortization expense	—	(421)	(227)	(745)	(1,393)
Net December 31, 2011	2,794	22,537	5,352	6,398	37,081
Additions	—	—	—	819	819
Amortization expense	—	(421)	(502)	(1,112)	(2,035)
Net March 31, 2012	2,794	22,116	4,850	6,105	35,865
Additions	—	—	—	22	22
Amortization expense	—	(421)	(115)	(762)	(1,298)
Net June 30, 2012	2,794	21,695	4,735	5,365	34,589
Additions	—	—	—	247	247
Amortization expense	—	(422)	(127)	(762)	(1,311)
Net September 30, 2012	2,794	21,273	4,608	4,850	33,525
Additions	—	—	—	157	157
Amortization expense	—	(421)	(192)	(762)	(1,375)
Net December 31, 2012	$2,794	$20,852	$4,416	$4,245	$32,307

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible	Total
January 1, 2013 through March 31, 2013	$421	$817	$928	$2,166
2014	1,685	1,251	1,830	4,766
2015	1,685	1,173	614	3,472
2016	1,685	1,175	484	3,344
2017	1,685	—	330	2,015
Subsequent years	13,691	—	59	13,750
	$20,852	$4,416	$4,245	$29,513
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2012. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees one of its joint venture’s borrowings which also represents a variable interest in that joint venture. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At December 31, 2012 and 2011, and March 31, 2012, the Company’s investment in these joint ventures was $23,604, $23,471, and $23,346, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures were $734, $56 and $9 at December 31, 2012 and 2011, and March 31, 2012, respectively and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. The Company guaranteed an amount to a joint venture not to exceed $19,320, $16,115 and $19,712 at December 31, 2012 and 2011, and March 31, 2012, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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
          Beginning April 1, 2012, the Company revised its reportable segments. Prior year segment data has been retrospectively revised to conform with the current year segment presentation. See Note 1 “Basis of Presentation and Significant Accounting Policies” to the “Notes to Condensed Consolidated Financial Statements” for further information.
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

The following table presents the summary segment information for the three months and nine months ended December 31, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	December 31,		December 31,
	2012	2011	2012	2011
Sales and other operating revenues:
South America	$154,703	$107,648	$606,041	$486,373
Value added services	28,877	39,652	96,077	115,351
Other regions	515,531	346,588	931,174	768,259
Total revenue	$699,111	$493,888	$1,633,292	$1,369,983

Operating income:
South America	$15,784	$14,512	$41,546	$41,086
Value added services	3,681	5,001	11,811	15,690
Other regions	29,817	24,391	51,028	47,874
Total operating income	49,282	43,904	104,385	104,650

Interest expense	29,384	27,408	86,275	80,211
Interest income	3,120	1,999	5,239	4,776
Income before income taxes and other items	$23,018	$18,495	$23,349	$29,215

Alliance One International, Inc. and Subsidiaries

7. SEGMENT INFORMATION (continued)

Analysis of Segment Assets	December 31, 2012	December 31, 2011	March 31, 2012
Segment assets:
South America	$487,503	$543,604	$534,169
Value added services	185,452	123,094	117,288
Other regions	1,360,686	1,386,208	1,298,388
Total assets	$2,033,641	$2,052,906	$1,949,845

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at December 31, 2012 and 2011. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 7,049 at a weighted average exercise price of $7.34 per share at December 31, 2012 and 4,222 at a weighted average exercise price of $7.02 per share at December 31, 2011.
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

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE (continued)
          The following table summarizes the computation of earnings per share for the three months and nine months ended December 31, 2012 and 2011, respectively.

	Three Months Ended				Nine Months Ended
	December 31,				December 31,
(in thousands, except per share data)	2012		2011		2012		2011
BASIC EARNINGS
Net income attributable to Alliance One International, Inc.	$21,320		$11,754		$8,945		$9,354

SHARES
Weighted average number of shares outstanding	87,465		87,146		87,342		86,976

BASIC EARNINGS PER SHARE	$.24		$.13		$.10		$.11

DILUTED EARNINGS
Net income attributable to Alliance One International, Inc.	$21,320		$11,754		$8,945		$9,354
Plus interest expense on 5 1/2% convertible notes, net of tax	1,028		1,028		—	*	3,083
Net income attributable to Alliance One International, Inc. as adjusted	$22,348		$12,782		$8,945		$12,437

SHARES
Weighted average number of common shares outstanding	87,465		87,146		87,342		86,976
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	302		168		337		282
Assuming conversion of 5 1/2% convertible notes at the time of issuance	22,872		22,872		—	*	22,872
Shares applicable to stock warrants	—	**	—	**	—	**	—	**
Adjusted weighted average number of common shares outstanding	110,639		110,186		87,679		110,130
DILUTED EARNINGS PER SHARE	$.20		$.12		$.10		$.11

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share.
** For the three months and nine months ended December 31, 2012 and 2011, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $679 and $690 for the three months ended December 31, 2012 and 2011, respectively and $3,976 and $2,514 for the nine months ended December 31, 2012 and 2011, respectively.
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
          During the nine months ended December 31, 2012, 3,350 stock-based compensation awards for stock options were granted. No stock options were granted during the three months ended December 31, 2012. No stock options were granted during the three months and nine months ended December 31, 2011.

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)
          Assumptions used to determine the fair value of options issued during the nine months ended December 31, 2012 include the following:

Nine Months Ended December 31, 2012
Grant Price	$3.50
Exercise Price	$6.00
Expected Term in Years	6 to 6.5 years
Expected Volatility	60.4% to 61.0%
Weighted Average Volatility	60.9%
Annual Dividend Rate	0.00%
Risk Free Rate	2.00%
Weighted Average Fair Value	$1.64

          During the three months and nine months ended December 31, 2012 and 2011, respectively, the Company made the following stock-based compensation awards for restricted stock:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2012	2011	2012	2011
Restricted Stock
Number Granted	—	—	167	146
Grant Date Fair Value	$—	$—	$2.89	$3.27

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $6,447 and the total assessment including penalties and interest at December 31, 2012 is $16,143. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazilian State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $20,454, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
          In 2001, the Company’s subsidiary in Brazil won a claim related to certain excise taxes (“IPI credit bonus”) for the years 1983 through 1990. The Company used this IPI credit bonus to offset federal income and other taxes until January 2005 when it received a Judicial Order to suspend the IPI compensation. In addition, the Company received an assessment in 2006 for federal income taxes that were offset by the IPI credit bonus. The assessment is valued at $23,791 at December 31, 2012. The Company appealed the assessment and believes it has properly utilized the IPI credit bonus. No benefit for the utilization of the IPI credit bonus has been recognized as it has been recorded in Pension, Postretirement and Other Long-Term Liabilities. On September 9, 2011, the Court affirmed the Company’s position regarding the IPI credit bonus which is subject to appeal. The Company does not expect resolution in the near future, which would directly impact the outcome of the Company’s appeal of the tax assessment as well as its utilization of its remaining IPI credit bonus. No benefit for any potential future utilization of IPI credit bonus has been recognized.

Alliance One International, Inc. and Subsidiaries

10. CONTINGENCIES AND OTHER INFORMATION (continued)

Other
In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4,415 (US $5,641) in the aggregate.  In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24,000 (US $28,800) in the aggregate.  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice (the “ECJ”).  On July 19, 2012, the ECJ denied the Company's appeal in joined cases C-628/10 and C-14/11 relating to a €1,800 fine imposed by the EC on one of the Company's Spanish subsidiaries, and as to which the EC further imposed joint and several parent-company liability on the Company and such subsidiary's other shareholders (being a corporate predecessor of the Company, and a current subsidiary of the Company), which matter is now concluded.  In appeals relating to a different Spanish subsidiary involving the remainder of the above-referenced €4,415 in fines, a hearing before the ECJ in case C-679/11 P regarding joint and several parent-company liability was held on January 10, 2013, while the appeal in case C-668/11 P relating to the underlying liability of the relevant Spanish subsidiary is proceeding without a hearing.  On December 13, 2012, the ECJ denied the Company's appeals in cases C-593/11 P and C-654/11 P, which relate to the above-referenced €24,000 in fines assessed against the Company and its Italian subsidiaries, and those actions are now concluded. A hearing before the ECJ in case C-652/11 P relating to the appeal of one of the Company's Italian subsidiaries which had been individually fined €3,990 (for which the Company was held jointly liable and which amount is included in the €24,000 in fines assessed against the Company and its subsidiaries referenced above) was held on October 15, 2012.  The outcome of each of the remaining pending appeals is uncertain as to both timing and results.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against subsidiaries of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US $9,749) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
          On June 6, 2008, the Company's Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The case is currently before the 2nd civil court of São Lourenço do Sul. On April 20, 2012, the Company's motion to dismiss the class action was granted in part and denied in part. Hearings with respect to the remaining claims, which relate to practices regarding the weighing and grading of tobacco, concluded on January 23, 2013. The outcome with respect to these remaining claims is uncertain as to both timing and result. Due to the broad scope of the pleading, the ultimate exposure if an unfavorable outcome is received is not estimable.
          The Company was named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., Chalanuk, et al. v. Alliance One International, Inc., et al., and Rodriquez Da Silva, et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012, April 5, 2012 and October 25, 2012. The lawsuits were brought by approximately 230 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaints sought compensatory and punitive damages from the Company, and from other multinational defendants, under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. In December 2012, in each of these actions the Company was dismissed without prejudice and without any cost to the Company.
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

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS

At December 31, 2012, borrowings under the senior secured credit facility were $180,000 and $6,000 aggregate principal of the Company's 8 1/2% senior notes due 2012 were repaid during the nine months ended December 31, 2012. The Company continuously monitors its compliance with the covenants of its senior secured credit facility and its senior notes. Significant changes in market conditions could adversely affect the Company's business. As a result, there can be no assurance that the Company will be able to maintain compliance with its financial covenants in the future.
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At December 31, 2012, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.
          During the three months ended December 31, 2012, the maximum capacity of the Company's long-term foreign seasonal borrowings increased from $125,000 to $145,000.

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
           The following table summarizes the fair value of the Company’s derivatives by type at December 31, 2012 and 2011, and March 31, 2012.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at December 31, 2012	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$1,350
Foreign currency contracts at December 31, 2011	Other Current Assets	$51	Accrued Expenses and Other Current Liabilities	$80
Foreign currency contracts at March 31, 2012	Other Current Assets	$312	Accrued Expenses and Other Current Liabilities	$16

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2012 and 2011.

		Gain (Loss) Recognized in Income
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended December 31,		Nine Months Ended December 31,
		2012	2011	2012	2011

Foreign currency contracts	Cost of goods and services sold	$(627)	$235	$(13,876)	$6,260
Foreign currency contracts	Selling, general and administrative expenses	—	22	—	(95)
Total		$(627)	$257	$(13,876)	$6,165

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

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Service cost	$512	$526	$1,535	$1,667
Interest expense	1,842	2,048	5,526	6,238
Expected return on plan assets	(1,570)	(1,637)	(4,710)	(4,911)
Amortization of prior service cost	55	27	165	80
Actuarial loss	499	287	1,497	879
Curtailment gain recognized	—	—	—	(4,989)
Net periodic pension cost (benefit)	$1,338	$1,251	$4,013	$(1,036)

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. As of December 31, 2012, contributions of $7,371 were made to pension plans for fiscal 2013. Additional contributions to pension plans of approximately $2,855 are expected during the remainder of fiscal 2013. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of December 31, 2012, contributions of $629 were made to the plans for fiscal 2013. Additional contributions of $308 to the plans are expected during the rest of fiscal 2013. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Service cost	$16	$18	$47	$55
Interest expense	157	167	471	500
Amortization of prior service cost	(411)	(411)	(1,232)	(1,233)
Actuarial loss	117	101	351	303
Net periodic pension (benefit)	$(121)	$(125)	$(363)	$(375)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	December 31, 2012	December 31, 2011	March 31, 2012
Processed tobacco	$668,846	$830,548	$555,341
Unprocessed tobacco	193,554	196,355	240,811
Other	45,721	36,392	43,750
	$908,121	$1,063,295	$839,902

15. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under two accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of up to $250,000 trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company services, administers and collects the receivables on behalf of the special purpose entity and receives a servicing fee of .5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Condensed Consolidated Statements of Operations.

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

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	December 31,		March 31,
	2012	2011	2012
Receivables outstanding in facility	$213,757	$136,196	$182,856
Beneficial interest	$43,700	$34,405	$25,864
Servicing liability	$26	$28	$45
Cash proceeds for the nine months ended December 31:
Cash purchase price	$481,090	$461,237
Deferred purchase price	223,830	217,522
Service fees	460	399
Total	$705,380	$679,158

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

	December 31, 2012	December 31, 2011	March 31, 2012
Carrying value	$1,037,892	$874,603	$828,503
Estimated fair value	1,059,415	785,090	841,558

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of December 31, 2012 and 2011 and March 31, 2012 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at December 31, 2012 by $106 and $212, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at December 31, 2012 would change by $502 or $1,003, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at December 31, 2012 would change by $271 or $542, respectively.

Alliance One International, Inc. and Subsidiaries

16. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	December 31, 2012			December 31, 2011			March 31, 2012
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$51	$—	$51	$312	$—	$312
Securitized beneficial interests	—	43,700	43,700	—	34,405	34,405	—	25,864	25,864
Total Assets	$—	$43,700	$43,700	$51	$34,405	$34,456	$312	$25,864	$26,176
Liabilities
Guarantees	$—	$7,728	$7,728	$—	$4,342	$4,342	$—	$5,265	$5,265
Derivative financial instruments	1,350	—	1,350	80	—	80	16	—	16
Total liabilities	$1,350	$7,728	$9,078	$80	$4,342	$4,422	$16	$5,265	$5,281

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended December 31, 2012		Nine Months Ended December 31, 2012
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance	$20,989	$9,489	$25,864	$5,265
Issuances of guarantees/sales of receivables	68,889	1,551	180,768	10,613
Settlements	(44,550)	(3,312)	(158,718)	(8,150)
Losses recognized in earnings	(1,628)	—	(4,214)	—
Ending Balance December 31, 2012	$43,700	$7,728	$43,700	$7,728

	Three Months Ended December 31, 2011		Nine Months Ended December 31, 2011
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance	$28,426	$5,005	$15,797	$4,575
Issuances of guarantees/sales of receivables	39,920	326	141,880	4,925
Settlements	(32,974)	(989)	(120,047)	(4,807)
Changes in anticipated loss rate	—	—	—	(351)
Losses recognized in earnings	(967)	—	(3,225)	—
Ending Balance December 31, 2011	$34,405	$4,342	$34,405	$4,342

The amount of unrealized losses relating to assets still held at the respective dates of December 31, 2012 and 2011 and March 31, 2012 were $1,107, $493 and $1,373 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

16. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the period ended December 31, 2012:

	Fair Value at 12/31/2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$43,700	Discounted Cash Flow	Discount Rate	2.93% to 3.43%
			Payment Speed	58 to 160 days
Tobacco Supplier Guarantees	$5,016	Historical Loss	Historical Loss	8.0% to 9.9%
Deconsolidated Subsidiary Guarantees	$2,712	Discounted Cash Flow	Market Interest Rate	12%

Fair Value of Nonfinancial Assets and Nonfinancial Liabilities
The Company measures certain nonfinancial assets and nonfinancial liabilities at fair value on a nonrecurring basis. These assets and liabilities include assets acquired and liabilities assumed in an acquisition or in a nonmonetary exchange and property, plant and equipment and intangible assets that are written down to fair value when they are held for sale or determined to be impaired. During the quarter ended December 31, 2011 the Company recorded property that was received in a nonmonetary exchange at fair value of $26,250. The fair value was determined utilizing independent third party real estate appraisals.

17. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	December 31, 2012	December 31, 2011	March 31, 2012
Balances:
Accounts receivable	$59,023	$44,536	$32,316
Accounts payable	22,398	17,593	37,520

	Three Months Ended December 31,		Nine Months Ended December 31,
	2012	2011	2012	2011
Transactions:
Purchases	$98,368	$49,678	$187,511	$127,472

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.
          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary. The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia which purchase and process tobacco. The balance due from the Zimbabwe subsidiary at December 31, 2011 includes a $9,120 pledge to a bank, which has been recorded in Notes Payable to Banks. This pledge is no longer required.

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

Financial Results

Revenue and gross profit increases this quarter compared to the prior year are due to increased volumes and higher average sales prices. Volume increases are primarily from increased customer demand, sales of prior crops and accelerated shipments in the current quarter. Higher average sales prices are primarily due to higher prices paid to tobacco suppliers and increased operating costs on a per kilo basis resulting from the short crops in South America and Africa this year. Although the prior year included a $13.1 million gain from the exchange of real property in Brazil, our operating profit and pre-tax income still improved over the same quarter in the prior year. We continue to see the positive impact of our efficiency improvements and are sharing the financial impact of those efficiency improvements with our customers resulting in increased volume, revenue and operating profit from core operations.

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

Outlook

The current year continues to develop as planned and we are still expecting increased volumes and sales despite smaller crops this year. Our factory investments are reducing operating expenses which is positioning our global operations to handle the increasing volumes that we are experiencing. Crop sizes are similar to last year in South America with improved quality and while in the early stages, we believe crop sizes have increased versus last year in Africa. While shortages of supply will remain in certain leaf qualities, the growth in volumes particularly of African supply, are moving the global market closer to a state of equilibrium in overall volumes.
          We are now focusing on debt reduction, while allocating capital to improve grower sustainability and enhance social responsibility. Our largest operating challenge this year and as we look forward is meeting the supply requirements of our customers and their increased demand for higher quality leaf. Commitment and innovation with our dedicated tobacco supplier base around the world is helping to improve yields and quality, while focusing on the styles that are increasing in demand. Attention to our evolving industry position is important to ensure that required supply at competitive prices is available. Our continued focus on the components of our business that truly matter, while constructively addressing the challenges, should translate to enhanced long-term shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended							Nine Months Ended
	December 31,							December 31,
			Change						Change
(in millions)	2012		$		%	2011		2012	$	%	2011
Sales and other operating revenues	$699.1		$205.2		41.5	$493.9		$1,633.3	$263.3	19.2	$1,370.0
Gross profit	83.1		17.3		26.3	65.8		211.7	18.4	9.5	193.3
Selling, general and administrative expenses	33.5		(0.4)		(1.2)	33.9		105.6	2.4	2.3	103.2
Other income (expense)	(0.3)		(12.4)			12.1		(1.6)	(17.8)		16.2
Restructuring and asset impairment charges	0.1		—			0.1		0.1	(1.5)		1.6
Operating income	49.3	*	5.4	*		43.9		104.4	(0.3)		104.7
Interest expense	29.4		2.0			27.4		86.3	6.1		80.2
Interest income	3.1		1.1			2.0		5.2	0.4		4.8
Income tax expense	2.2		(3.5)			5.7		15.3	(4.8)		20.1
Equity in net income of investee companies	0.4		1.4			(1.0)		1.3	1.1		0.2
Income (loss) attributable to noncontrolling interests	—		(0.1)			0.1		0.4	0.4		—
Net income (loss) attributable to Alliance One International, Inc.	$21.3	*	$9.5			$11.8	*	$8.9	$(0.5)		$9.4

* Amounts do not equal column totals due to rounding

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended				Nine Months Ended
	December 31,				December 31,
		Change				Change
(in millions, except per kilo amounts)	2012	$	%	2011	2012	$	%	2011
Tobacco sales and other operating revenues
Sales and other operating revenues	$665.5	$203.6	44.1	$461.9	$1,562.9	$265.4	20.5	$1,297.5
Kilos	126.6	27.0	27.1	99.6	319.7	44.3	16.1	275.4
Average price per kilo	$5.26	$0.62	13.4	$4.64	$4.89	$0.18	3.8	$4.71
Processing and other revenues	$33.6	$1.6	5.0	$32.0	$70.4	$(2.1)	(2.9)	$72.5
Total sales and other operating revenues	$699.1	$205.2	41.5	$493.9	$1,633.3	$263.3	19.2	$1,370.0

Three Months Ended December 31, 2012 Compared to Three Months Ended December 30, 2011
Summary. Sales and other operating revenues increased 41.5% and gross profit increased 26.3% compared to the same quarter in the prior year while gross profit as a percentage of sales decreased from 13.3% in 2011 to 11.9% in 2012. South America and Africa experienced short crops this year compared to record crop sizes in the prior year which resulted in higher average sales prices for this year's crop. The smaller crop sizes resulted in increased processing charges and other related costs on a per kilo basis negatively impacting gross profit as a percentage of sales. The U.S. dollar impact of these higher costs is partially mitigated by the fluctuation of the Brazilian Real, Malawi Kwacha and the Euro against the U.S. dollar. In addition to higher average sales prices and sales of prior crops during this quarter, earlier shipments of tobacco into this quarter compared to last year also increased revenues.
          Selling, general and administrative costs decreased 1.2%. Operating income increased $5.4 million as increased gross profit was partially offset by a $12.4 million decrease in other income (expense) primarily due to asset gains in the prior year related to a real property exchange in Brazil. Increased interest costs related to higher average borrowings and higher average rates were partially offset by increased interest income. Accordingly, pretax income increased $4.5 million compared to last year.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (continued)

Summary. (continued)
          Our effective tax rate decreased from 30.9% in 2011 to 9.3% in 2012. The significant variance in the effective tax rate between 2012 and 2011 is primarily related to the change in discrete event adjustments this year compared to last year.

South America Region. Tobacco revenues increased $46.0 million or 43.0% primarily due to an increase of 7.1 million kilos in quantities sold and $0.46 per kilo in average sales prices. The increase in volume is mainly attributable to increased customer demand. Higher average sales prices for the current crop were the result of higher prices paid to tobacco suppliers and increased operating costs. Processing and other revenues increased $1.0 million compared to the prior year.
          Gross profit increased $16.9 million and gross profit as a percentage of sales increased 8.9 percentage points due to improved sales prices, customer mix and product mix.

Value Added Services. Tobacco revenues decreased $13.1 million or 33.4% primarily from a decrease of 2.7 million kilos in quantities sold due to processing delays partially offset by an increase of $0.09 per kilo in average sales prices due to product mix. Gross profit decreased $2.2 million and gross profit as a percentage of sales remained consistent with the prior year.

Other Regions. Tobacco revenues increased $170.7 million or 54.1% primarily as a result of an increase of 22.6 million kilos in quantities sold and an increase of $0.73 per kilo in average sales price. Revenue increases were primarily due to sales of prior crops in the United States and early shipping of tobacco in the United States and Zimbabwe compared to the prior year. These shipments were during the fourth quarter last year. Average sales prices increased primarily due to higher prices paid to tobacco suppliers and increased operating costs in Africa as a result of the smaller crop sizes this year.
          Gross profit increased $2.6 million while gross profit as a percentage of sales decreased 4.0 percentage points. The decrease in gross profit percentage in 2012 compared to 2011 is primarily due to customer mix and the impact on gross profit from smaller crop sizes that result in higher operating costs on a per kilo basis.

Nine Months Ended December 31, 2012 Compared to Nine Months Ended December 31, 2011
Summary. As a result of our continued strong revenues and gross profit, sales and other operating revenues increased 19.2% over the prior year due to sales of prior crops during the current quarter as well as earlier shipments of tobacco this year compared to last year. Average sales prices have increased as a result of higher prices paid to tobacco suppliers and higher operating costs on a per kilo basis from smaller crop sizes, customer mix and product mix. Gross profit increased 9.5% compared to the prior year while gross profit as a percentage of sales decreased from 14.1% in 2011 to 13.0% in 2012 due to product mix, customer mix and the per kilo impact of short crops in South America and Africa. Selling, general and administrative costs increased 2.3% due to increased incentive compensation costs. Operating income remained comparable to the prior year as increased gross profit was partially offset by a $17.8 million decrease in other income (expense) primarily from asset gains in the prior year related to a real property exchange in Brazil. After increased interest costs related to higher average borrowings and higher average rates, pretax income decreased $5.9 million compared to last year.
          Our effective tax rate decreased from 68.8% in 2011 to 65.5% in 2012. The impact of discrete event adjustments within each year resulted in comparable effective tax rates.

South America Region. Tobacco revenues increased $123.2 million or 26.5% primarily due to an increase of 21.4 million kilos in quantities sold and $0.13 per kilo in average sales prices. The increase in volume is mainly attributable to the change in customer shipping patterns compared to the prior year and opportunistic sales of old crop in the current year. The increase in the average sales price is primarily due to higher prices paid to tobacco suppliers and increased operating costs resulting from a smaller crop this year. Partially offsetting increased tobacco revenues are decreased processing and other revenues of $3.5 million primarily due to the smaller Brazilian crop this year.
          Gross profit increased $19.8 million due to improved sales prices, customer mix and product mix. Gross profit as a percentage of sales increased slightly by 0.9 percentage points.

Value Added Services. Tobacco revenues decreased $21.7 million or 19.8% primarily as a result of a decrease of 4.7 million kilos in quantities sold due to processing delays that was partially offset by an increase of $0.11 per kilo in average sales price. Gross profit decreased $5.0 million and gross profit as a percentage of sales decreased 0.6 percentage points in 2012 compared to 2011.

Other Regions. Tobacco revenues increased $163.9 million or 22.7% primarily as a result of an increase of 27.6 million kilos in quantities sold and an increase of $0.21 per kilo in average sales price. Gross profit increased $3.6 million. Gross profit as a percentage of sales decreased 2.3 percentage points in 2012 compared to 2011 primarily due to the impact on gross profit from smaller crop sizes that result in higher operating costs on a per kilo basis

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (continued)

Other Regions. (continued)
          Average sales prices increased primarily due to higher prices paid to tobacco suppliers and increased operating costs in Africa as a result of the smaller crop sizes this year. Increased volumes were primarily due to sales of prior crops in the United States and early shipping of tobacco in the United States and Zimbabwe compared to the prior year.

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
          As of December 31, 2012, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2014 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter. North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital
Our working capital seasonally increased from $828.6 million at March 31, 2012 to $994.5 million at December 31, 2012. Our current ratio was 2.7 to 1 at December 31, 2012 compared to 2.3 to 1 at March 31, 2012. The increase in working capital is primarily related to increased cash on hand, inventories and advances to tobacco suppliers and decreased notes payable to banks. The increase in cash on hand is primarily due to the timing of customer payments and the seasonal increase in advances from customers for the purchase and processing of tobacco in Africa, while decreased accounts payable is primarily due to the timing of tobacco purchases in Asia. Inventories and advances to tobacco suppliers increased primarily due to the seasonal buildup of purchasing and processing tobacco in Africa and the United States. The decrease in notes payable to banks is primarily due to increased shipping of the current year crops allowing earlier repayment of seasonal financing. Partially offsetting the increase in working capital is a $44.2 million increase in the current portion of our long-term debt in accordance with terms.
         The following table is a summary of items from the Condensed Consolidated Balance Sheet and Condensed Consolidated Statements of Cash Flows. Approximately $19.9 million of our outstanding cash balance at December 31, 2012 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Working Capital (continued)

	As of
	December 31		March 31,
(in millions except for current ratio)	2012	2011	2012
Cash and cash equivalents	$195.3	$150.6	$119.7
Trade and other receivables, net	256.3	186.8	303.1
Inventories and advances to tobacco suppliers	988.3	1,146.4	929.3
Total current assets	1,569.7	1,591.1	1,477.8
Notes payable to banks	291.0	429.1	374.5
Accounts payable	61.2	64.4	120.1
Advances from customers	52.5	113.0	14.9
Total current liabilities	575.2	732.0	649.2
Current ratio	2.7 to 1	2.2 to 1	2.3 to 1
Working capital	994.5	859.1	828.6
Long-term debt	986.6	873.3	821.5
Stockholders’ equity attributable to Alliance One International, Inc.	338.0	322.6	327.5
Net cash provided (used) by:
Operating activities	(17.5)	(53.7)	59.0
Investing activities	(23.6)	(30.9)	(65.1)
Financing activities	118.2	189.2	80.9

Operating Cash Flows
Net cash used by operating activities decreased $36.2 million in 2012 compared to 2011. The decrease in cash used was primarily due to less cash used for inventories and advances to tobacco suppliers due to the smaller crops in South America and Africa. Partially offsetting the decrease in cash used was less cash provided by receivables and customer advances due to the timing of shipments and more cash used for payments of payables and accrued expenses.

Investing Cash Flows
Net cash used by investing activities decreased $7.3 million in 2012 compared to 2011. The decrease in cash used was primarily due to the release of restrictions on cash in accordance with terms of the related agreements and decreased purchases of property, plant and equipment due to timing of investment in capital assets.

Financing Cash Flows
Net cash provided by financing activities decreased $71.0 million in 2012 compared to 2011. This decrease was primarily due to an increase in repayment of short-term borrowings from the earlier repayment of our South America credit lines and decreased repayment of long-term debt attributable to our revolver borrowings in the current year. We continuously monitor and adjust our funding sources based on business dynamics in order to enhance business flexibility and reduce costs.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At December 31, 2012, we had cash of $195.3 million and total debt outstanding of $1,328.9 million comprised of $412.6 million of notes payable to banks and long-term seasonal lines, $180.0 million under our revolving credit facility, $3.3 million of other long-term debt, $618.0 million of 10.0% senior notes and $115.0 million of 5.5% convertible senior subordinated notes. The $83.4 million seasonal decrease in notes payable to banks from March 31, 2012 to December 31, 2012 results from anticipated seasonal fluctuation to account for the repayment of South America credit lines. Aggregated peak borrowings by facility occurring at anytime during the three months ended December 31, 2012 and 2011, respectively, were $552.7 million at a weighted average interest rate of 4.7% and $559.5 million at a weighted average interest rate of 2.92%. Aggregated peak borrowings by facility occurring at anytime during the nine months ended December 31, 2012 and 2011 were repaid with cash provided by operating activities. Available credit as of December 31, 2012 was $375.2 million comprised of $70.0 million under our revolver, $270.0 million of notes payable to banks, $24.3 million of long-term foreign seasonal lines and other long-term debt and $10.9 million of availability exclusively for letters of credit. In fiscal 2013, we expect to incur approximately $60.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to stockholders during the quarter ended December 31, 2012 and payment of dividends is restricted under the terms of our revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)
The following table summarizes our debt financing as of December 31, 2012:

			December 31, 2012
	Outstanding		Lines and
	March 31,	December 31,	Letters	Interest
	2012	2012	Available	Rate
Senior secured credit facility:
Revolver (1)	$—	180.0	70.0	6.00%
Senior notes:
10% senior notes due 2016	615.2	618.0	—	10.0%
8 ½% senior notes due 2012	6.0	—	—	8.5%
	621.2	618.0	—
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	—	5.5%
Long-term foreign seasonal borrowings	88.2	121.6	23.4	3.8%	(2)
Other long-term debt	4.1	3.3	0.9	7.2%	(2)
Notes payable to banks (3)	374.5	291.0	270.0	4.2%	(2)
Total debt	$1,203.0	$1,328.9	$364.3
Short term	$374.5	291.0
Long term:
Long term debt current	$7.0	51.3
Long term debt	821.5	986.6
	$828.5	$1,037.9
Letters of credit	$7.2	3.7	10.9
Total credit available			$375.2
(1)  As of December 31, 2012 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the nine months ended December 31, 2012.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of December 31, 2012, we had approximately $291.0 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $575.6 million subject to limitations as provided for in the Credit Agreement. Additionally against these lines there was $10.9 million available in unused letter of credit capacity with $3.7 million issued but unfunded.
          The Company also has foreign seasonal borrowings with maturity greater than one year. As of December 31, 2012, approximately $121.6 million was drawn and outstanding with maximum capacity totaling $145.0 million. Certain of these foreign seasonal borrowings are secured by certain of the subsidiary borrowers' accounts receivable and inventories totalling $71.6 million and restrict the payment of dividends by the subsidiary borrower during the term of the agreement. The Company records outstanding borrowings under its foreign seasonal revolver agreements as long-term as the Company intends to extend repayment terms to the maturity date in accordance with the agreement.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2012. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2012.

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
          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended December 31, 2012, further developments to the financial reporting process were implemented for operations that have previously implemented SAP and the Company substantially completed the process of implementing SAP in its Zimbabwe operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Changes in Internal Control Over Financial Reporting (continued)
          Other than the financial reporting developments for the Company’s operations that have previously implemented SAP and implementation of SAP in its Zimbabwe operations discussed above there were no changes that occurred during the three months ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4.4 million (US$5.6 million) in the aggregate.  In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24.0 million (US$28.8 million) in the aggregate. With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice (the “ECJ”).  On July 19, 2012, the ECJ denied the Company's appeal in joined cases C-628/10 and C-14/11 relating to a €1.8 million fine imposed by the EC on one of the Company's Spanish subsidiaries, and as to which the EC further imposed joint and several parent-company liability on the Company and such subsidiary's other shareholders (being a corporate predecessor of the Company, and a current subsidiary of the Company), which matter is now concluded.  In appeals relating to a different Spanish subsidiary involving the remainder of the above-referenced €4.4 million in fines, a hearing before the ECJ in case C-679/11 P regarding joint and several parent-company liability was held on January 10, 2013, while the appeal in case C-668/11 P relating to the underlying liability of the relevant Spanish subsidiary is proceeding without a hearing.  On December 13, 2012, the ECJ denied the Company's appeals in cases C-593/11 P and C-654/11 P, which relate to the above-referenced €24.0 million in fines assessed against the Company and its Italian subsidiaries, and those actions are now concluded.  A hearing before the ECJ in case C-652/11 P relating to the appeal of one of the Company's Italian subsidiaries which had been individually fined €3.99 million (for which the Company was held jointly liable and which amount is included in the €24.0 million in fines assessed against the Company and its subsidiaries referenced above) was held on October 15, 2012.  The outcome of each of the remaining pending appeals is uncertain as to both timing and results.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.
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
          On June 6, 2008, the Company's Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The case is currently before the 2nd civil court of São Lourenço do Sul. On April 20, 2012, the Company's motion to dismiss the class action was granted in part and denied in part. Hearings with respect to the remaining claims, which relate to practices regarding the weighing and grading of tobacco, concluded on January 23, 2013. The outcome with respect to these remaining claims is uncertain as to both timing and result. Due to the broad scope of the pleading, the ultimate exposure if an unfavorable outcome is received is not estimable.
          The Company was named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., Chalanuk, et al. v. Alliance One International, Inc., et al.and Rodriquez Da Silva, et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012, April 5, 2012 and October 25, 2012. The lawsuits were brought by approximately 230 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaints sought compensatory and punitive damages from the Company, and from other multinational defendants, under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. In December 2012, in each of these actions the Company was dismissed without prejudice and without any cost to the Company.

Item 1A.    Risk Factors

None.

Alliance One International, Inc. and Subsidiaries

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: February 5, 2013	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)