Form 10-K
period 2013-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2013-06-17
CIK 939930

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

Large Accelerated Filer    []   Accelerated Filer    [X]    Non-Accelerated filer    []    Smaller Reporting Company    []
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of September 30, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $266.3 million based on the closing sale price of the common stock as reported on the New York Stock Exchange. As of June 10, 2013, there were 87,640,640 shares of Common Stock outstanding (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 8, 2013) of the registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

A. The Company

Alliance One is a Virginia corporation with revenues of over $2.2 billion and operating income of approximately $160.3 million for the year ended March 31, 2013. Our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Alliance One is one of only two global publicly held leaf tobacco merchants, each with similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. Our goal is to be the preferred supplier of quality tobacco products and innovative solutions to the world’s manufacturers and marketers of tobacco products.

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
          We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Asia, Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of international brand cigarette markets. As cigarette manufacturers expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to beneficial tariff rates and lower freight costs. We believe that for some large multinational cigarette manufacturers, international expansion will cause them to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices. For other large multinational cigarette manufacturers, international expansion also includes vertical integration of their operations, either through acquisition of the operations of existing leaf tobacco merchants, establishing new operations or contracting directly with suppliers. In recent years, Japan Tobacco, Inc. (“JTI”) enhanced their direct leaf procurement capabilities with the acquisition of small leaf processors in Malawi and Brazil and the formation a joint venture for tobacco leaf in the United States. Philip Morris International, Inc. (“PMI”) has also strengthened their direct leaf procurement capabilities with the acquisition of supplier contracts and the related assets from Alliance One and from another tobacco merchant in Brazil. In addition, some customers have entered into joint venture arrangements to secure their future leaf requirements. We will continue to work with our customers to meet all their needs as their buying patterns and business models change while continuing to be a provider of quality tobacco products and innovative solutions.

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

Purchasing (continued)
          Our arrangements with suppliers vary from locale to locale depending on our predictions of future supply and demand, local historical practice and availability of capital. In certain jurisdictions, we purchase seeds, fertilizer, pesticides and other products related to growing tobacco and advance them to suppliers, which represents prepaid inventory. The suppliers then utilize these inputs to grow tobacco, which we are contractually obligated to purchase. The advances of inputs for the current crop generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, we charge interest to the suppliers during the period the current crop advance is outstanding. We generally advance inputs at a price greater than our cost, which results in a mark-up on the inputs. We account for our advances to tobacco suppliers using a cost accumulation model, which results in us reporting our advances at the lower of cost or recoverable amounts excluding the mark-up and interest. The mark-up and interest on our advances are recognized when the tobacco is delivered as a decrease in our cost of the current crop. Upon delivery of tobacco, part of the purchase price paid to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory. We advance inputs only to suppliers with whom we have purchase contracts. For example, in Brazil, we generally contract to purchase a supplier's entire tobacco crop at the market price per grade at the time of harvest based on the quality of the tobacco delivered. Pursuant to these purchase contracts, we provide suppliers with fertilizer and other materials necessary to grow tobacco and may guarantee Brazilian rural credit loans to suppliers to finance the crop. Under longer-term arrangements with suppliers, we may advance or guarantee financing on suppliers' capital assets, which are also recovered through the delivery of tobacco to us by our suppliers.
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
          Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world. We purchase tobacco in more than 35 countries. During the three years ended March 31, 2013, 2012 and 2011, approximately 30%, 27% and 35%, respectively, of our purchases of tobacco were from the South America operating segment, approximately 5%, 7% and 7%, respectively, were from the Value Added Services operating segment and approximately 65%, 66% and 58%, respectively, were from the Other Regions operating segment. Within the Other Regions operating segment, approximately 44%, 43% and 38% of our total purchases for the three years ended March 31, 2013, 2012 and 2011, respectively, were from China, the United States, Turkey and the Africa Region.

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
          We process tobacco in more than 35 owned and third-party facilities around the world including Argentina, Brazil, China, Zimbabwe, Jordan, Guatemala, India, Tanzania, the United States, Malawi, Thailand, Germany, Indonesia, Macedonia, Bulgaria and Turkey. These facilities encompass all leading export locations of flue-cured, burley and oriental tobaccos. In addition, we have entered into contracts, joint ventures and other arrangements for the purchase of tobacco grown in substantially all other countries that produce export-quality flue-cured and burley tobacco.
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

Selling
We ship tobacco to manufacturers of cigarettes and other consumer tobacco products located in approximately 90 countries around the world as designated by these manufacturers. We recognize sales revenue when persuasive evidence of an arrangement exists, the price to the customer is fixed, collectability is reasonably assured and title and risk of ownership is passed to the customer, which is upon either shipment or delivery. In certain countries we also use commissioned agents to supplement our selling efforts. Individual shipments may be large, and since the customer typically specifies shipping dates, our financial results may vary significantly between reporting periods due to timing of sales. In some markets, principally the United States, we process tobacco that is owned by our customers, and revenue is recognized when the processing is completed.
          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Including their respective affiliates, accounting for more than 10% of our revenues were each of PMI, JTI, Imperial Tobacco Group PLC and China Tobacco International Inc. for the year ended March 31, 2013; PMI, JTI and Imperial Tobacco Group PLC for the year ended March 31, 2012; and PMI, JTI and British American Tobacco p.l.c. for the year ended March 31, 2011.
          In 2013, Alliance One delivered approximately 41% of its tobacco sales to customers in Europe and approximately 19% to customers in the United States. One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia. In 2013, these Belgium sales accounted for 20% of sales to customers in Europe. The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

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

Competition
Alliance One is one of only two global publicly held leaf tobacco merchants, with substantially similar global market shares in markets in which we both operate. We hold a leading position in most major tobacco growing regions in the world, including the principal export markets for flue-cured, burley and oriental tobacco and, as a result of our scale, global reach, and financial resources, we believe we are well-suited to serve the needs of all manufacturers of cigarettes and other consumer tobacco products.
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

Reportable Segments
The purchasing, processing, selling and storing of leaf tobacco is similar throughout our business. However, we maintain regional operating and financial management in North America, South America, Europe, Africa, Asia and beginning April 1, 2012, Value Added Services, to monitor our various operations in these areas. In reviewing these operations, we have concluded that the economic characteristics of South America and Value Added Services are dissimilar from the other operating regions. Based on this fact, we disclose South America and Value Added Services separately and aggregate the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions.” Our financial performance is reviewed at this level and these regions represent our operating segments. See Note 14 “Segment Information” to the “Notes to Consolidated Financial Statements” for financial information attributable to our reportable segments.

C. Other

Research and Development
We routinely cooperate with both our customers and the manufacturers of the equipment used in our processing facilities to improve processing technologies. However, no material amounts are expended for research and development, and we hold no material patents, licenses, franchises, or concessions.

Alliance One Employees
Alliance One's consolidated entities employed approximately 3,330 persons, excluding seasonal employees, in our worldwide operations at March 31, 2013. In the Other Regions operating segment, Alliance One's consolidated entities employed approximately 2,360 employees at March 31, 2013 excluding approximately 6,575 seasonal employees. During processing periods, most seasonal employees as well as approximately 120 full-time factory personnel in the United States are covered by collective bargaining agreements. In the Value Added Services operating segment, Alliance One's consolidated entities employed approximately 245 persons at March 31, 2013. Of those, approximately 80 hourly paid factory workers in the United States are covered by a collective bargaining agreement. In the South America operating segment, Alliance One's consolidated entities employed approximately 725 persons, excluding approximately 4,065 seasonal employees, at March 31, 2013. We consider Alliance One's employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company's executive officers as of April 1, 2013, and the capacities in which they serve. These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
J. Pieter Sikkel	49	President and Chief Executive Officer

J. Henry Denny	62	Executive Vice President - Business Relationship Management and Leaf

Jose Maria Costa Garcia	47	Executive Vice President - Global Operations and Supply Chain

Robert A. Sheets	58	Executive Vice President – Chief Financial Officer and Chief Administrative Officer

William L. O’Quinn, Jr.	44	Senior Vice President - Chief Legal Officer and Secretary

The business experience summaries provided below for the Company's executive officers describe positions held by the named individuals during the last five years.

J. Pieter Sikkel has served as President and Chief Executive Officer of Alliance One International, Inc., since March 1, 2013, having previously served as President from December 14, 2010 through February 28, 2013, Executive Vice President - Business Strategy and Relationship Management from April 2007 through December 13, 2010, and as Regional Director of Asia from May 2005 through April 2007.

J. Henry Denny has served as Executive Vice President - Business Relationship Management and Leaf since August 2012, having previously served as Executive Vice President - Global Operations from July 2009 through July 2012, as Regional Director of North and Central America from July 2006 through June 2009, and as Director of Leaf Purchasing for North America from May 2005 through June 2006.

Jose Maria Costa Garcia has served as Executive Vice President - Global Operations and Supply Chain since August 2012, having previously served as Regional Director - Europe from September 2008 through July 2012, and as Regional Financial Director - Europe from April 2005 through August 2008.

Robert A. Sheets has served as Executive Vice President - Chief Financial Officer and Chief Administrative Officer since December 14, 2010, having previously served as Executive Vice President - Chief Financial Officer from April 1, 2008 through December 13, 2010, and as a member of the Board of Directors and as Executive Vice President and Chief Financial Officer of a corporate predecessor, Standard Commercial Corporation, until its merger into Alliance One in May 2005.

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
          For the year ended March 31, 2013, each of Philip Morris International, Inc., Japan Tobacco Inc., Imperial Tobacco Group PLC and China Tobacco International Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers are experiencing consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

Continued vertical integration by our customers could materially adversely affect our financial statements.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. In recent years, Japan Tobacco, Inc. vertically integrated operations in Malawi, Brazil and the United States. In addition, Philip Morris International, Inc. acquired supplier contracts and related assets in Brazil in order to procure leaf directly. Our results of operations were adversely affected by these initiatives. Further vertical integration by our customers could have a material adverse effect on our financial statements.

Global shifts in sourcing customer requirements may negatively impact our organizational structure and asset base.
The global leaf tobacco industry is experiencing shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred in the United States, Zimbabwe and Western Europe from historical levels. At the same time, production volumes in other sourcing origins, such as Brazil and other areas of Africa, are stabilizing. Additional shifts in sourcing may occur as a result of currency fluctuations, including devaluation of the U.S. dollar. A shift in sourcing origins in Europe has been influenced by modifications to the tobacco price support system in the European Union (EU). Customer requirements have changed due to these variations in production, which could influence our ability to plan effectively for the longer term in Europe.
          We may not be able to timely or efficiently adjust to shifts in sourcing origins, and adjusting to shifts may require changes in our production facilities in certain origins and changes in our fixed asset base. We have incurred, and may continue to incur, restructuring charges as we continue to adjust to shifts in sourcing. Adjusting our capacity and adjusting to shifts in sourcing may have an adverse impact on our ability to manage our costs, and could have an adverse effect on our financial performance.

Our financial results will vary according to growing conditions, customer indications and other factors, which reduces your ability to gauge our quarterly and annual financial performance.
Our financial results, particularly the quarterly financial results, may be significantly affected by fluctuations in tobacco growing seasons and crop sizes which affect the supply of tobacco. Crop sizes may be affected by, among other things, crop infestation and disease, the volume of annual tobacco plantings and yields realized by supplier and suppliers elections to grow crops other than tobacco. The cultivation period for tobacco is dependent upon a number of factors, including the weather and other natural events, such as hurricanes or tropical storms, and our processing schedule and results of operations for any quarterly period can be significantly altered by these factors.

Risks Relating to Our Operations (continued0

Our financial results will vary according to growing conditions, customer indications and other factors, which reduces your ability to gauge our quarterly and annual financial performance. (continued)
          The cost of acquiring tobacco can fluctuate greatly due to crop sizes and increased competition in certain markets in which we purchase tobacco. For example, short crops in periods of high demand translate into higher average green prices, higher throughput costs and less volume to sell. Furthermore, large crops translate into lower average green prices, lower throughput costs and excess volume to sell.
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
In countries where we contract directly with tobacco suppliers, including Argentina, Brazil, the United States and certain African countries, we bear the risk that the tobacco delivered will not meet quality and quantity requirements of our customers. If the tobacco does not meet such market requirements, we may not be able to sell the tobacco we agreed to buy and may not be able to meet all of our customers’ orders, which would have an adverse effect on our profitability and results of operations.

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

We rely on internal and externally hosted information technology systems and disruption, failure or security breaches of these systems could adversely affect our business.
We rely on information technology (IT) systems, including systems hosted by service providers. The enterprise resource planning system (SAP) we are implementing in stages throughout the company, for example, is hosted by Capgemini and our domestic employee payroll system is hosted by Ceridian. Although we have disaster recovery plans and several intrusion preventive mitigating tools and services in place, which are active inline services or are tested routinely, our portfolio of hardware and software products, solutions and services and our enterprise IT systems, including those hosted by service providers, may be vulnerable to damage or disruption caused by circumstances beyond our control, such as catastrophic events, power outages, natural disasters, computer system or network failures, computer viruses or other malicious software programs and cyber-attacks, including system hacking and other cyber-security breaches. The failure or disruption of our IT systems to perform as anticipated for any reason could disrupt our business and result in decreased performance, significant remediation costs, transaction errors, loss of data, processing inefficiencies, downtime, litigation, and the loss of suppliers or customers. A significant disruption or failure could have a material adverse effect on our business operations, financial performance and financial condition.

We have identified material weaknesses related to our internal control in the past, and there can be no assurance that material weaknesses will not be identified in the future.
Prior to fiscal 2009, we identified certain matters involving our internal control over financial reporting that we and our independent registered public accounting firm determined to be material weaknesses under standards established by the Public Company Accounting Oversight Board. We remediated those material weaknesses in internal control over financial reporting, and we believe that our internal control over financial reporting was effective at March 31, 2013 as reported elsewhere in this Annual Report. Although we intend to continue to monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Risks Relating to Our Capital Structure

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions.
We access the short-term capital markets and, from time to time, the long-term markets to obtain financing. Although we believe that we can continue to access the capital markets in fiscal 2014 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets, which has been negatively impacted by the U.S. sub-prime debt turmoil and the turmoil created by the sovereign debt crisis in Europe and elsewhere; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

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
          As of March 31, 2013, we had approximately $356.8 million drawn and outstanding on short-term foreign seasonal lines with maximum capacity totaling $647.8 million subject to limitations as provided for in our Credit Agreement. Additionally against these lines there was $14.7 million available in unused letter of credit capacity with $4.1 million issued but unfunded. At March 31, 2013 we had $5.2 million drawn and outstanding on foreign seasonal borrowings with maturity greater than one year with a maximum capacity of $25.0 million subject to limitations as provided for in the agreements.
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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2013, we had approximately $1,194.0 million of indebtedness. In addition, the indenture governing the senior notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.
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
We may be able to incur substantial additional indebtedness in the future. The terms of the indentures governing our publicly traded senior notes and our credit agreement restrict, but do not completely prohibit, us from doing so. Our senior secured credit facility provides for a revolving credit line of $250.0 million. There was $95.0 million outstanding under this facility at March 31, 2013. If new debt is added to our current debt levels, the related risks we now face could intensify.

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

We may not be able to satisfy the covenants included in our financing arrangements which could result in the default of our outstanding debt obligations.
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
Our senior credit facility matures in April 2014. If credit market conditions worsen, it could have a material adverse impact on our ability to refinance our current credit facilities on similar or better terms than our current credit facility.

Risks Related to Global Financial and Credit Markets

Volatility and disruption of global financial and credit markets may negatively impact our ability to access financing and expose us to unexpected risks.
Global financial and credit markets exposes us to a variety of risks as we fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities and customer advances. We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level. These local operating lines typically extend for a term of up to one year and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. As of March 31, 2013, we had approximately $362.0 million drawn and outstanding on short-term and long-term foreign seasonal lines with maximum capacity totaling $672.8 million. Changes in the global financial and credit markets could create uncertainty as to whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity. To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding. Based on the current financial and credit markets, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all. In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing revolving credit line, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge. Further, there is additional risk that certain banks in the U.S. revolving credit line syndicate could be unable to meet contractually obligated borrowing requests in the future if their financial condition were to deteriorate. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

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

•	governmental and private bans and restrictions on smoking;

•	actual and proposed price controls and restrictions on imports in certain jurisdictions outside the United States;

•	restrictions on tobacco product manufacturing, marketing, advertising and sales;

•	the diminishing social acceptance of smoking;

•	increased consumer acceptance of electronic cigarettes;

•	increased pressure from anti-smoking groups;

•	other tobacco product legislation that may be considered by Congress, the states, municipalities and other countries; and

•	the impact of consolidation among multinational cigarette manufacturers.

Tobacco product manufacturer litigation may reduce demand for our products and services.
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
The Family Smoking Prevention and Tobacco Control Act extends the authority of the Food and Drug Administration (FDA) to regulate tobacco products. This act authorizes the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards. The act imposes further restrictions on advertising of tobacco products, authorizes the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser, authorizes a study to determine whether the minimum age for the purchase of tobacco products should be increased and requires submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents. The act also mandates warning labels and requires packaging to indicate the percentage of domestically grown tobacco and foreign grown tobacco included in the product. The FDA has adopted regulations under the act establishing requirements for the sale, distribution and marketing of cigarettes, as well as package warnings and advertising limitations.
          In addition, the act directs the FDA to promulgate regulations requiring that the methods used in, and the facilities and controls used for, the manufacture, preproduction design validation, packing, and storage of a tobacco product conform to current good manufacturing practice. The act does not apply to tobacco leaf that is not in the possession of a manufacturer of tobacco products, or to the producers of tobacco leaf, including tobacco suppliers, tobacco warehouses, and tobacco supplier cooperatives unless those entities are controlled by a tobacco product manufacturer. The FDA has not yet adopted regulations to implement these provisions. The full impact of these provisions of the legislation and any future regulatory action to implement these provisions is uncertain. However, if the effect of such legislation is a significant reduction in consumption of tobacco products, it could materially adversely affect our business, volume, results of operations, cash flows and financial condition.

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
          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in February 2005, the World Health Organization (“WHO”) treaty, the Framework Convention for Tobacco Control (“FCTC”), entered into force. This treaty, to which 176 nations were bound at March 31, 2013, requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.
          Due to the present regulatory and legislative environment, a substantial risk exists that past growth trends in tobacco product sales may not continue and that existing sales may decline. A significant decrease in worldwide tobacco consumption brought about by existing or future governmental laws and regulations would reduce demand for tobacco products and services and could have a material adverse effect on our results of operations.

Government actions can have a significant effect on the sourcing of tobacco. If some of the current efforts are successful, we could have difficulty obtaining sufficient tobacco to meet our customers’ requirements, which could have an adverse effect on our performance and results of operations.
The WHO, through the FCTC, created a formal study group to identify and assess crop diversification initiatives and alternatives to leaf tobacco growing in countries whose economies depend upon tobacco production. The study group began its work in February 2007. In its initial report published later that year, the study group indicated that the FCTC did not aim to phase out tobacco growing, but the study group's focus on alternatives to tobacco crops was in preparation for its anticipated eventual decrease in demand resulting from the FCTC's other tobacco control initiatives.
          If the objective of the FCTC study group were to change to seek to eliminate or significantly reduce leaf tobacco production and certain countries were to partner with the study group in pursuing this objective, we could encounter difficulty in sourcing leaf tobacco to fill customer requirements, which could have an adverse effect on our results of operations.
          In addition, continued government and public emphasis on environmental issues, including climate change, conservation, and natural resource management, could result in new or more stringent forms of regulatory oversight of industry activities, which may lead to increased levels of expenditures for environmental controls, land use restrictions affecting us or our suppliers, and other conditions that could have a material adverse effect on our business, financial condition, and results of operations. For example, certain aspects of our business generate carbon emissions. Regulatory restrictions on greenhouse gas emissions have been proposed in certain countries in which we operate. These may include limitations on such emissions, taxes or emission allowance fees on such emissions, various restrictions on industrial operations, and other measures that could affect land-use decisions, the cost of agricultural production, and the cost and means of processing and transporting our products. These actions could adversely affect our business, financial condition, and results of operations.

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

Risks Relating to the Tobacco Industry (continued)

We have been, and continue to be, subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying and other payment practices. (continued)
          Our subsidiaries in Spain, Italy and Greece have been subject to these investigations. In 2004, the EC fined us and our Spanish subsidiaries €4.4 million ($5.6 million) solely relating to the investigations in Spain. In respect of the Italian investigation, in October 2005, the EC announced that we and our Italian subsidiaries have been assessed a fine in the aggregate amount of €24.0 million ($28.8 million). Several tobacco processors, suppliers and agricultural associations that were the subject of the investigation in Italy were assessed fines in various amounts totaling €56.0 million ($67.0 million), inclusive of the fines imposed on us and our subsidiaries. We, along with the applicable subsidiaries, lodged several appeals against the EC decisions and these cases are currently at various stages of appeal before the European Court of Justice. Appeals that have been concluded have not resulted in any material reduction in the amounts of the related fines. The outcome of the remaining appeals is uncertain as to both timing and results.
          In March 2005, the EC informed us that it had closed its investigation in relation to the Greek leaf tobacco industry buying and selling practices. In relation to these investigations into certain tobacco buying and selling practices, the DGCOMP could decide to pursue investigations into other countries and additional fines may be assessed in those countries.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2013.

Corporate
Our corporate headquarters are located in Morrisville, North Carolina and are leased under an agreement that expires in May 2021.

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
          The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE
SOUTH AMERICA SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE
ARARANGUA, BRAZIL	FACTORY/STORAGE
EL CARRIL, ARGENTINA	FACTORY/STORAGE
VALUE ADDED SERVICES
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE
OTHER REGIONS SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE
FARMVILLE, N.C.	FACTORY/STORAGE
DANVILLE, VA	STORAGE
AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE
MOROGORO, TANZANIA	FACTORY/STORAGE
EUROPE
IZMIR, TURKEY	FACTORY/STORAGE
KARLSRUHE, GERMANY	FACTORY/STORAGE
ASIA
NGORO, INDONESIA	FACTORY/STORAGE

ITEM 3. LEGAL PROCEEDINGS

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4.4 million (US$5.6 million) in the aggregate.  In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24.0 million (US$28.8 million) in the aggregate. With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions with the European Court of Justice (the “ECJ”).  On July 19, 2012, the ECJ denied the Company's appeal in joined cases C-628/10 and C-14/11 relating to a €1.8 million fine imposed by the EC on one of the Company's Spanish subsidiaries, and as to which the EC further imposed joint and several parent-company liability on the Company and such subsidiary's other shareholders (being a corporate predecessor of the Company, and a current subsidiary of the Company), which matter is now concluded.  In appeals relating to a different Spanish subsidiary involving the remainder of the above-referenced €4.4 million in fines, a hearing before the ECJ in case C-679/11 P regarding joint and several parent-company liability was held on January 10, 2013, while the appeal in case C-668/11 P relating to the underlying liability of the relevant Spanish subsidiary is proceeding without a hearing.  On December 13, 2012, the ECJ denied the Company's appeals in cases C-593/11 P and C-654/11 P, which relate to the above-referenced €24.0 million in fines assessed against the Company and its Italian subsidiaries, and those actions are now concluded.  A hearing before the ECJ in case C-652/11 P relating to the appeal of one of the Company's Italian subsidiaries which had been individually fined €3.99 million (for which the Company was held jointly liable and which amount is included in the €24.0 million in fines assessed against the Company and its subsidiaries referenced above) was held on October 15, 2012, and the ECJ has referred the case back to the European General Court for further proceedings.  The outcome of each of the remaining pending actions is uncertain as to both timing and results.  The Company has fully recognized the impact of each of the fines set forth above and has paid all of such fines as part of the appeal process.
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$9.5 million) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
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
          The Company was named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., Chalanuk, et al. v. Alliance One International, Inc., et al.and Rodriquez Da Silva, et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012, April 5, 2012 and October 25, 2012. The lawsuits were brought by approximately 230 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaints sought compensatory and punitive damages from the Company, and from other multinational defendants, under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. In December 2012, in each of these actions the Company was dismissed without prejudice and without any cost to the Company. The Company is also aware of a complaint filed March 1, 2013 in New Castle County, Delaware state court captioned Aranda, et al. v. Alliance One International, Inc., et al., which names the Company as one of several defendants but which has not been served on the Company. Such complaint names as plaintiffs sixty-four additional individuals who are also alleged to be tobacco farmers and their family members residing in Misiones Province, Argentina, and alleges injuries and seeks remedies similar to the three actions referenced above. In May 2013, the Company was dismissed from such action without prejudice and without any cost to the Company.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

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

	High	Low	Dividends Declared
Year Ended March 31, 2013
Fourth Quarter	$4.07	$3.36	$—
Third Quarter	3.71	2.96	—
Second Quarter	3.66	2.75	—
First Quarter	3.90	2.64	—
Year Ended March 31, 2012
Fourth Quarter	$3.85	$2.80	$—
Third Quarter	3.12	2.26	—
Second Quarter	3.50	2.44	—
First Quarter	4.14	2.98	—
          As of March 31, 2013, there were 5,582 shareholders, including 4,749 non-objecting beneficial holders of our common stock.
          The payment of dividends by Alliance One is subject to the discretion of our board of directors and will depend on business conditions, compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations and other factors. Our senior credit agreement and the indenture governing our senior notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alliance One International, the S&P 500 Index,
the S&P Smallcap 600 Index, and Custom Peer Group

$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
3/08
3/09
3/10
3/11
3/12
3/13
Alliance One International
S&P 500
S&P Smallcap 600
Custom Peer Group

*$100 invested on 3/31/08 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2013 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Cumulative Total Return

	3/31/2008	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013

Alliance One International, Inc.	$100.00	$63.58	$84.27	$66.56	$62.42	$64.40

Custom Peer Group	$100.00	$47.65	$88.05	$76.02	$85.23	$106.67

S&P 500 Index	$100.00	$61.91	$92.72	$107.23	$116.39	$132.64

S&P Small Cap 600 Index	$100.00	$61.94	$101.58	$127.25	$133.64	$155.21

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL STATISTICS
Alliance One International, Inc. and Subsidiaries

		Years Ended March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2013	2012	2011	2010	2009
Summary of Operations
Sales and other operating revenues	$2,243,816	$2,150,767	$2,094,062	$2,308,299	$2,258,219
Restructuring and asset impairment charges (recoveries)	(55)	1,006	23,467	—	591
Operating income	160,272	154,813	132,874	223,814	204,462
Debt retirement expense (1)	1,195	—	4,584	40,353	954
Income (loss) from continuing operations	24,712	29,191	(72,148)	79,946	132,830
Income from discontinued operations	—	—	—	—	407
Net income (loss)	24,712	29,191	(72,148)	79,946	133,237
Net income (loss) attributable to Alliance One International, Inc.	24,013	29,451	(71,551)	79,167	132,558
Per Share Statistics
Basic Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.27	$0.34	$(0.81)	$0.89	$1.50
Income from discontinued operations	—	—	—	—	—
Net income (loss) attributable to Alliance One International, Inc.	0.27	0.34	(0.81)	0.89	1.50

Diluted Earnings (Loss) Per Share:
Income (loss) from continuing operations	$0.25	$0.30	$(0.81)	$0.78	$1.49
Income from discontinued operations	—	—	—	—	—
Net income (loss) attributable to Alliance One International, Inc. (2)	0.25	0.30	(0.81)	0.78	1.49

Cash dividends paid	—	—	—	—	—

Balance Sheet Data
Working capital	$843,803	$828,681	$846,860	$795,229	$608,179
Total assets	1,911,579	1,949,845	1,808,330	1,911,199	1,758,519
Long-term debt	830,870	821,453	884,371	788,880	652,584
Stockholders’ equity attributable to Alliance One International, Inc.	338,393	327,482	312,813	390,400	326,661

Other Data
Ratio of earnings to fixed charges	1.43	1.49	1.30	1.63	2.07
Common shares outstanding at year end (3)	87,641	87,381	87,085	89,113	88,974
Number of stockholders at year end (4)	5,582	6,380	8,849	7,716	6,754

(1) For the year ended March 31, 2013, the Company terminated a long-term foreign seasonal borrowing which resulted in accelerated recognition of related deferred financing costs. For the year ended March 31, 2010, the Company refinanced its credit facility and long-term debt which resulted in recognition of significant costs to retire existing debt and accelerated recognition of related deferred financing costs and original issue discounts.
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

Financial Results

Fiscal 2013 continued to show growth in revenues with marginally lower gross profit and increased operating income of $160.3 million. The current year crop sizes, particularly in Africa, were significantly smaller than in fiscal 2012. This resulted in higher prices paid to tobacco suppliers and higher sales prices to customers but also caused increased tobacco and processing costs on a per kilo basis that were not fully passed on to the customer. Also negatively impacting our gross profit and gross profit as a percentage of sales was $14.3 million of foreign exchange hedging expense primarily due to significant Brazilian Real depreciation during the first quarter compared to $6.0 million of hedging income in the prior year. Lower gross profit in 2013 was offset by lower restructuring and selling, general and administrative costs. Other income included a $24.1 million Brazilian excise tax benefit due to a court ruling in March 2013 compared to a $13.7 million gain for a Brazilian property exchange in 2012. The change in these one time events increased our operating income 3.6% in 2013 compared to 2012. As a result of higher average borrowings at higher average rates, increases in interest expense resulted in a 5.7% decrease in pretax earnings. While we are encouraged by our sales improvements this year, there remain significant opportunities to improve our performance and we have further objectives to meet as part of reaching our goals.

Liquidity

Our liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, and customer mix, as well as other factors. We monitor and adjust funding sources that include cash from operations and various types of financings based on a number of industry, business, and financial market dynamics. Movement and changes between these various funding sources provides flexibility to help maximize various business opportunities, while minimizing associated costs where possible. We continue monitoring turbulence in the capital markets as a result of the European debt crisis, and believe that we are well positioned, good availability to crop lines globally, and appropriate levels of cash on hand. As of March 31, 2013, available credit lines and cash were $554.8 million, comprised of $92.0 million in cash and $462.8 million of credit lines, of which $10.6 million was exclusively for letters of credit.

Outlook

Strategic investment remains a primary focus and this year we invested $39.9 million to further improve factory efficiencies and enhance our supply chain. Investment in farmer agronomy programs that support secure, compliant and sustainable supply as embraced by our customers remains a key component of our plans. Demand for tobacco is stable while supply continues to be tight in burley and higher quality tobaccos. Our balance sheet is well positioned with inventories at year end of $903.9 million, and uncommitted inventory well within our stated range of $50.0 million to $150.0 million. We are now executing on the next level of our longer term plan that should further increase volume, revenue and earnings, and should ultimately deliver enhanced shareholder value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Consolidated Statement of Operations
	Twelve Months Ended March 31,
			Change				Change
(in millions)	2013		$		%	2012	$		%	2011
Sales and other operating revenues	$2,243.8		$93.0		4.3	$2,150.8	$56.7		2.7	$2,094.1
Gross profit	285.2		(2.5)		(0.9)	287.7	10.9		3.9	276.8
Selling, general and administrative expenses	145.8		(1.8)		(1.2)	147.6	(10.3)		(6.5)	157.9
Other income	20.7		5.0			15.7	(21.7)			37.4
Restructuring and asset impairment charges (recoveries)	(0.1)		(1.1)			1.0	(22.5)			23.5
Operating income	160.3	*	5.5	*		154.8	21.9	*		132.9	*
Debt retirement expense	1.2		1.2			—	(4.6)			4.6
Interest expense	114.6		7.8			106.8	4.1			102.7
Interest income	6.5		0.4			6.1	(1.2)			7.3
Income tax expense	28.0		3.0			25.0	(82.5)			107.5
Equity in net income of investee companies	1.6		1.5			0.1	(2.4)			2.5
Income (loss) attributable to noncontrolling interests	0.7		1.0			(0.3)	0.3			(0.6)
Net income (loss) attributable to the Company	$24.0	*	$(5.5)	*		$29.5	$101.1			$(71.6)	*

* Amounts do not equal column totals due to rounding.

Sales and Other Operating Revenue Supplemental Information

		Change			Change
(in millions, except per kilo amounts)	2013	$	%	2012	$	%	2011
Tobacco sales and other operating revenues:
Sales and other operating revenues	$2,148.7	$94.1	4.6	$2,054.6	$21.2	1.0	$2,033.4
Kilos	424.2	(2.7)	(0.6)	426.9	(12.2)	(2.8)	439.1
Average price per kilo	$5.07	$0.26	5.4	$4.81	$0.18	3.9	$4.63
Processing and other revenues	$95.1	$(1.1)	(1.1)	$96.2	$35.5	58.5	$60.7
Total sales and other operating revenues	$2,243.8	$93.0	4.3	$2,150.8	$56.7	2.7	$2,094.1

Comparison of the Year Ended March 31, 2013 to the Year Ended March 31, 2012

Summary
Total sales and other operating revenues increased $93.0 million compared to the prior year. Our tobacco sales increased $94.1 million primarily due to higher green costs from smaller crop sizes in Africa and Brazil for the fiscal 2013 crop which were passed on to the customer. Processing and other revenues decreased $1.1 million due to the smaller crop size in Brazil. Gross profit decreased 0.9% and gross profit as a percentage of sales decreased from 13.4% to 12.7% primarily due to higher processing costs on a per kilo basis from the smaller African crop sizes that were not able to be fully passed on to the customer and $20.3 million in increased derivative financial instrument losses. Selling, general and administrative expenses (“SG&A”) decreased 1.2% compared to the prior year primarily from reduced building rent and professional fees. Other operating income was $20.7 million in 2013 primarily related to a non-cash benefit of $24.1 million for Brazilian excise taxes based on a court ruling on March 7, 2013. Other operating income was $15.7 million in 2012 primarily from asset gains in Brazil related to an exchange of real property. Primarily as a result of the change in other operating income, operating income increased 3.6% compared to the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2013 to the Year Ended March 31, 2012 (continued)

Summary (continued)
         Our interest costs increased 7.3% from the prior year related to higher average borrowings and higher average rates which reduced our pretax results for the year.  Our effective tax rate increased from 46.2% in 2012 to 54.8% in 2013. Our effective rates in both years vary significantly from the statutory tax rate due to foreign income tax rates that are lower than the U.S. rate, changes in exchange rates, changes to valuation allowance on deferred tax assets and changes in unrecognized tax benefits.

South America Region
Tobacco revenues increased $64.5 million or 10.8% primarily due to a 9.7 million kilo increase in quantities sold and an increase of $0.13 per kilo in average sales prices. The increase in volume is mainly attributable to opportunistic sales of old crop in the current year. The increase in the average sales price is primarily due to higher prices paid to tobacco suppliers and increased processing costs resulting from a smaller crop this year. Partially offsetting the increase in tobacco revenues is a $2.6 million decrease in processing and other revenues due to the smaller Brazilian crop this year.
          Improved sales prices and volumes, customer mix and product mix resulted in a gross profit increase of $20.0 million after absorbing $19.6 million in increased derivative financial instrument losses. Gross margin as a percentage of sales increased 1.8 percentage points compared with the prior year.

Value Added Services
Tobacco revenues decreased $25.7 million or 17.6% primarily as a result of a decrease of 5.7 million kilos in quantities sold due to processing delays that was partially offset by an increase of $0.12 per kilo in average sales price. The processing delays decreased gross profit by $6.5 million and gross profit as a percentage of sales decreased 0.9 percentage points in 2013 compared to 2012.

Other Regions
Tobacco revenues increased $55.3 million or 4.2% primarily as a result of a $0.32 per kilo increase in average sales prices partially offset by a 6.7 million kilo decrease in quantities sold. Average sales prices increased primarily due to higher prices paid to tobacco suppliers and increased operating costs in Africa as a result of the smaller crop sizes this year that were passed on to the customer. Decreased volumes were primarily byproducts from Asia. Processing and other revenues increased $1.5 million primarily as a result of North America processing volumes returning to normal levels after the impact on 2012 volumes due to Hurricane Irene.
          Gross profits decreased $16.0 million and gross profit as a percentage of sales decreased 1.6 percentage points in 2013 compared to 2012 primarily due to the impact of higher operating costs on a per kilo basis from smaller African crop sizes this year.

Comparison of the Year Ended March 31, 2012 to the Year Ended March 31, 2011

Summary
Total sales and other operating revenues increased $56.7 million compared to the prior year. Our tobacco sales increased $21.2 million despite lower green costs for the fiscal 2012 crop which were passed on to the customer and lower volumes primarily from the prior year assignment of approximately 20% of our tobacco suppliers in Brazil to PMI. Processing and other revenues increased $35.5 million from long-term processing agreements in Brazil and other countries as customers increasingly source their leaf supply directly. Gross profit increased 3.9% primarily due to improved factory efficiencies, product mix and the non-recurrence of lower of cost or market inventory adjustments from the prior year. Gross profit as a percentage of sales increased marginally from 13.2% in 2011 to 13.4% in 2012. SG&A decreased 6.5% compared to the prior year primarily from reduced compensation costs as a result of our restructuring initiatives in the prior year and the non-recurrence of significant reserves on customer receivables in the prior year. Offsetting decreased SG&A was independent monitor costs of $6.1 million, an increase of $2.7 million over the prior year. Other operating income (expense) was $15.7 million in 2012 and $37.4 million in 2011 primarily from asset gains in Brazil. In the prior year, we began several strategic initiatives in response to shifting supply and demand balances and the changing business models of customers. While substantially complete, these initiatives resulted in restructuring and asset impairment charges of $1.0 million in 2012 and $23.5 million in the prior year. As a result of increased sales and margins and lower SG&A costs, operating income increased 16.5% or $21.9 million compared to the prior year.
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
          Gross profit decreased $13.2 million primarily due to lower revenues from lower green costs passed on to the customer, product mix and the exchange rate impact on foreign denominated processing costs. Partially offsetting the decrease in gross margin is the non-recurrence of lower of cost or market inventory adjustments in the prior year and recoveries of prior unrecovered tobacco supplier advances as a result of the larger crop size this year. Gross margin as a percentage of sales remained consistent with the prior year.

Value Added Services
Tobacco revenues increased $8.6 million or 6.3% primarily as a result of a 3.2 million kilo increase in quantities sold partially offset by a $.29 per kilo decrease in average sales prices. The increase in volumes is primarily in our cut rag operations related to customer demand while the decrease in average sales prices is primarily from our toasted burley operations related to product mix. Processing and other revenues decreased $.7 million primarily as a result of decreased customer requirements.
          Gross profits decreased $1.4 million in 2012 compared to 2011 primarily due to the impact of exchange rates on foreign denominated operating costs which lowered gross profit as a percentage of sales by 2.0 percentage points.

Other Regions
Tobacco revenues increased $124.1 million or 10.5% primarily as a result of a $.55 per kilo increase in average sales prices partially offset by a 6.9 million kilo decrease in quantities sold. Although lower green costs in Africa were passed on to the customer, average sales prices increased overall primarily due to product mix and the decreased sales of Asian byproducts that were sold in the prior year due to market opportunities. Volume decreases, primarily Asian, were partially offset by larger African crops and shipments in the current year that had been delayed from the prior year. Processing and other revenues increased $16.1 million primarily as a result of increased customer requirements in North America.
          Gross profits increased $25.5 million in 2012 compared to 2011 primarily due to non-recurring lower of cost or market inventory adjustments, improved factory efficiencies and the impact of exchange rates on foreign denominated processing costs. Gross profit as a percentage of sales remained comparable with the prior year.

Liquidity and Capital Resources

Overview
Historically we have needed capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to suppliers for tobacco crops in certain foreign countries. Purchasing, processing and selling activities of our business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be greater or less as a result. Our long-term borrowings consist of unsecured senior and convertible senior subordinated notes as well as a senior secured revolving credit facility. We also have short-term lines of credit available with a number of banks throughout the world that finances seasonal working capital and corresponds to regional peak requirements. Consistent with last year, as a result of the shift in sales patterns from shipping larger volumes in the first half of our fiscal year to the second half, debt, net of cash, remains similar at $1,102.0 million as of March 31, 2013 when compared to $1,083.3 million as of March 31, 2012. A major portion of our debt is long term in nature with a significant portion of maturities extending out to 2016.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Overview (continued)
          At March 31, 2013, we had $92.0 million in cash on our balance sheet, $362.0 million outstanding under short-term and long-term foreign lines with an additional $296.1 million available under those lines and $3.0 million outstanding of other debt for a total of $544.2 million of debt availability and cash on hand around the world, excluding $4.1 million in issued but unfunded letters of credit with $10.6 million available. Another source of liquidity as of March 31, 2013 was $142.6 million funded under our accounts receivable sale programs. Additionally, customer advances were $16.8 million in 2013 compared to $14.9 million in 2012. To the extent that these customers do not provide this advance funding, we must provide financing for their inventories. Should customers pre-finance less in the future for committed inventories, this action could impact our short-term liquidity. We believe that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal year 2014. Effective March 31, 2013, we did not meet the fixed charge coverage ratio of 2.0 to 1.0 required under the indenture governing our senior notes to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio. See Note 7 “Short-term Borrowing Arrangements” and Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.
          Seasonal liquidity beyond cash flow from operations is provided by our revolving credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable. For the years ended March 31, 2013 and 2012, our average short-term borrowings, aggregated peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

(dollars in millions)	2013	2012
Average short-term borrowings	$395.0	$448.9
Aggregated peak short-term borrowings outstanding	$593.7	$680.7
Weighted-average interest rate on short-term borrowings	4.33%	2.91%

          Aggregated peak borrowings for 2013 were during the first quarter of 2013 compared to during the second quarter for 2012. The earlier delivery and processing of the higher priced South America crops resulted in our reaching our seasonally adjusted high for our South America crop lines in the first quarter of 2013 as we are shipping inventory and collecting receivables. Peak borrowings for 2013 and 2012 were repaid with cash provided by operating activities.
          As of March 31, 2013, we are in our working capital build. In South America we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well. North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital
Our working capital increased from $828.6 million at March 31, 2012 to $843.8 million at March 31, 2013. Our current ratio was 2.4 to 1 at March 31, 2013 compared to 2.3 to 1 at March 31, 2012. The increase in working capital is primarily related to the decrease in notes payable to banks due to earlier shipments of the South American crop and resulting collection of accounts receivable.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Working Capital (continued)
          The following table is a summary of items from the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Approximately $27.8 million of our outstanding cash balance at March 31, 2013 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2013	$	%	2012	$	%	2011
Cash and cash equivalents	$92.0	$(27.7)	$(23.1)	$119.7	$76.2	175.2	$43.5
Net trade receivables	224.2	(78.9)	(26.0)	303.1	23.2	8.3	279.9
Inventories and advances to tobacco suppliers	1,013.5	84.2	9.1	929.3	54.4	6.2	874.9
Total current assets	1,464.8	(13.0)	(0.9)	1,477.8	160.5	12.2	1,317.3
Notes payable to banks	356.8	(17.7)	(4.7)	374.5	143.1	61.8	231.4
Accounts payable	135.3	15.2	12.7	120.1	34.0	39.5	86.1
Advances from customers	16.8	1.9	12.8	14.9	(2.7)	(15.3)	17.6
Total current liabilities	621.0	(28.2)	(4.3)	649.2	178.8	38.0	470.4
Current ratio	2.4 to 1			2.3 to 1			2.8 to 1
Working capital	843.8	15.2	1.8	828.6	(18.3)	(2.2)	846.9
Total long term debt	830.9	9.4	1.1	821.5	(62.9)	(7.1)	884.4
Stockholders’ equity attributable to Alliance One International, Inc.	338.4	10.9	3.3	327.5	14.7	4.7	312.8

Net cash provided (used) by:
Operating activities	$(1.6)	$(60.6)		$59.0	$242.0		$(183.0)
Investing activities	(13.2)	51.9		(65.1)	(49.2)		(15.9)
Financing activities	(14.1)	(95.0)		80.9	(32.1)		113.0

Operating Cash Flows
Net cash provided by operating activities decreased $60.6 million in 2013 compared to 2012 which increased $242.0 million compared to 2011. The increase in cash used in 2013 compared to 2012 is due to increased inventory and advances to suppliers due to the higher green costs and processing costs of this year's crop. Cash used also increased due to lower accounts payable and accrued expenses but was offset by increased collections of accounts receivable. The increase in cash provided in 2012 compared to 2011 is primarily due to less cash used for receivables and customer funding for the current crop compared to the prior year as well as increased payables and accrued expenses compared to the prior year. Partially offsetting these increases are higher levels of inventories and advances to tobacco suppliers.

Investing Cash Flows
Net cash used by investing activities decreased $51.9 million in 2013 compared to 2012 which increased $49.2 million compared to 2011. The decrease in cash used in 2013 compared to 2012 is the release of restrictions on cash balances that had been required by certain long-term foreign seasonal lines of credit which were repaid as of March 31, 2013. The increase in cash used in 2012 compared to 2011 is primarily a result of prior year events that didn't recur in the current year. In 2011, proceeds from the sale of assets primarily related to the assets sold to PMI in Brazil are partially offset by decreased capital expenditures primarily due to the construction of our new processing facility in Brazil last year. Net cash used by investing activities also increased in 2012 compared to 2011 due to restricted cash deposits in accordance with long-term foreign seasonal lines of credit agreements entered into in 2012.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Financing Cash Flows
Net cash provided (used) by financing activities was $(14.1) million in 2013 compared to $80.9 million in 2012 and $113.0 million in 2011. The increase in cash used in 2013 compared to 2012 is primarily related to the net change in short-term borrowings as a result of the timing and volumes of our South American shipments in the fourth quarter. Partially offsetting the increase in cash used is less repayment of our revolver during the year due to the balance outstanding at year end. The decrease in cash provided in 2012 compared to 2011 is primarily related to the repayment of our revolver balance that was outstanding in the prior year partially offset by the net change in short-term borrowings as a result of the timing and volumes of our fourth quarter shipments.
          All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of March 31, 2013:

			March 31, 2013
	Outstanding		Lines and
	March 31, 2012	March 31, 2013	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
(in millions)			Available	Rate		2014	2015	2016	2017	2018	Later
Senior secured credit facility:
Revolver (1)	$—	$95.0	$155.0	6.0%	(2)	$—	$95.0	$—	$—	$—	$—
Senior notes:
10% senior notes due 2016 (4)	615.2	619.0	—	10.0%		—	—	—	619.0	—	—
8 ½% senior notes due 2012	6.0	—	—	8.5%		—	—	—	—	—	—
	621.2	619.0	—			—	—	—	619.0	—	—
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	—	5.5%		—	115.0	—	—	—	—
Long-term foreign seasonal borrowings	88.2	5.2	19.8	3.9%	(2)	5.2	—	—	—	—	—
Other long-term debt	4.1	3.0	1.1	7.2%	(2)	1.1	0.9	0.4	0.3	—	0.3
Notes payable to banks (3)	374.5	356.8	276.3	4.3%	(2)	—	—	—	—	—	—
Total debt	$1,203.0	$1,194.0	452.2			$6.3	$210.9	$0.4	$619.3	$—	$0.3
Short-term	$374.5	$356.8
Long-term:
Long-term debt current	$7.0	$6.3
Long-term debt	821.5	830.9
	$828.5	$837.2
Letters of credit	$7.2	$4.1	10.6
Total credit available			$462.8

(1) As of March 31, 2013, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2013.
(3)  Primarily foreign seasonal lines of credit.
(4) Repayment of $619.0 million is net of original issue discount of $16.0 million. Total repayment will be $635.0 million.

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

Fourth Amendment. On November 3, 2011, the Company closed the Fourth Amendment to the Credit Agreement that expired March 31, 2013. The amendment permitted the exclusion of specified levels of restructuring and impairment charges from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to March 31, 2012 and permitted the exclusion of specified levels of costs and expenses associated with the commercialization, sale or dissolution of the Company’s Alert business from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to December 31, 2011. The amendment also extended to April 30, 2012 the period in which the Company is permitted to form one or more subsidiaries for a specified business purpose to be funded by up to $1.0 million in equity and $30.0 million in subordinated note investments by the Company, provided the subsidiary or subsidiaries receive revolving credit financing of up to $200.0 million from third parties and issue subordinated notes for an aggregate of up to $100.0 million.

Fifth Amendment. On June 13, 2012, the Company closed the Fifth Amendment to the Credit Agreement whereby the lenders agreed to reduce the Revolving Committed Amount by $40.0 million to $250.0 million and to extend the term of the facility to April 15, 2014. In addition, the amendment modified certain financial covenants under the Credit Agreement, including modifying the Minimum Consolidated Interest Coverage Ratio for the quarter ended June 30, 2012 and thereafter; modifying the Maximum Consolidated Leverage Ratio for each fiscal quarter through maturity, establishing a Minimum Consolidated EBITDA ratio for each fiscal quarter through maturity, increasing the basket related to Permitted Foreign Subsidiary credit lines to $.675 million with a reduction to $.5 million for each March 31 and eliminating the basket for future Restricted Payments as well as the exception permitting Restricted Payments used to acquire the Company's Senior Notes.

Financial Covenants. Certain financial covenants are based on a rolling twelve month basis and required financial ratios adjust over time in accordance with schedules in the Credit Agreement. After giving effect to all amendments to the Credit Agreement, the requirements of those covenants and financial ratios at March 31, 2013 are as follows:

•	a minimum consolidated interest coverage ratio of not less than 1.90 to 1.00 (1.70 for the quarter ending June 2012 and 1.90 for the quarter ending September 30, 2012 to maturity);

•
a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter as set forth in a schedule, which ratio is 5.90 for the quarter ended March 31, 2013 (7.25 for the quarter ending June 30, 2012, 7.40 for the quarter ending September 30, 2012 and 6.50 for the quarter ending December 31, 2012);

•	a maximum consolidated total senior debt to working capital amount ratio of not more than 0.80 to 1.00; and

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Senior Secured Credit Facility (continued)

Financial Covenants. (continued)

•
maximum annual capital expenditures of $59.4 million during fiscal year ending March 31, 2013 and $40.0 million during any fiscal year thereafter, in each case with a one-year carry-forward for capital expenditures in any fiscal year below the maximum amount.

          The Company continuously monitors its compliance with the covenants. At March 31, 2013 and during the fiscal year, the Company was in compliance with the covenants (as revised by the Fifth Amendment). Significant changes in market conditions could adversely affect the Company's business. As a result, there can be no assurance that the Company will be able to maintain compliance with its financial covenants for the next twelve months. The Company records all fees and third-party costs associated with the Credit Agreement, including amendments thereto, in accordance with accounting guidance for changes in line of credit or revolving debt arrangements.

Senior Notes
On July 2, 2009, the Company issued $570.0 million of 10% Senior Notes due 2016 (the “Senior Notes”) at a price of 95.177% of the face value. On August 26, 2009, the Company issued an additional $100.0 million tranche of 10% Senior Notes due 2016 at a price of 97.500% of the face value. These additional notes form part of the same series as the Senior Notes issued on July 2, 2009. The Senior Notes are required to be guaranteed by any “material domestic subsidiaries” of the Company as defined in the indenture governing the Senior Notes. The Company does not have a “material domestic subsidiary” at March 31, 2013. Commencing July 15, 2013, the Senior Notes may be redeemed by the Company at a price equal to 105% of the aggregate principal amount thereof.
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

Other Senior Notes and Senior Subordinated Notes
During fiscal 2011, the Company purchased $23.6 million of its 8 1/2% Senior Notes due 2012 on the open market. All purchased securities were cancelled leaving $6.0 million of the 8 1/2% senior notes outstanding at March 31, 2011. Associated cash premiums and other costs paid were $0.7 million. Deferred financing costs and amortization of original issue discount of $0.3 million were accelerated. During fiscal 2013, the remaining $6.0 million of the 8 1/2% senior notes matured and were repaid.

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

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2013, the Company had approximately $356.8 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $647.8 million subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $10.6 million available in unused letter of credit capacity with $4.1 million issued but unfunded.

Long-Term Foreign Seasonal Borrowings
The Company has foreign seasonal borrowings with original maturities greater than one year. At March 31, 2013 and 2012, approximately $5.2 million and $88.2 million was drawn and outstanding with maximum capacity totaling $25.0 million and $125.0 million, respectively. During fiscal 2013, the Company terminated a long-term foreign seasonal borrowing which resulted in accelerated recognition of $1.2 million of related deferred financing costs. Certain of these foreign seasonal borrowings are secured by certain of the subsidiary borrowers' accounts receivable and inventories and restrict the payment of dividend by the subsidiary borrower during the term of the agreement. The Company records outstanding borrowings under its foreign seasonal revolver agreement as long-term as the Company intends to extend repayment terms to the maturity date in accordance with the agreement.

Dividends
The Fifth Amendment to the Credit Agreement eliminated the basket for restricted payments for the term of the Credit Agreement and accordingly, we may not pay any dividends under the Credit Agreement for its remaining term. In addition, the indenture governing the Senior Notes contains similar restrictions and also prohibits the payment of dividends and other distributions if we fail to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2013, we did not satisfy this fixed charge coverage ratio. We may from time to time not satisfy this ratio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2013.

		Payments / Expirations by Period
(in millions)	Total	2014	Years 2015-2016	Years 2017-2018	After 2018
Long-Term Debt Obligations*	$1,315.8	$88.0	$587.9	$639.5	$0.4
Capital Lease Obligations*	0.1	0.1	—	—	—
Other Long-Term Obligations**	57.6	10.3	9.8	9.6	27.9
Operating Lease Obligations	51.0	12.5	18.0	10.4	10.1
Capital Expenditure Commitments	1.6	1.6	—	—	—
Tobacco Purchase Obligations	978.5	978.5	—	—	—
Beneficial Interest in Receivables Sold	32.0	32.0	—	—	—
Amounts Guaranteed for Tobacco Suppliers	125.6	118.5	7.1	—	—
Total Contractual Obligations and Other Commercial Commitments	$2,562.2	$1,241.5	$622.8	$659.5	$38.4
* Long-Term Debt Obligations and Capital Lease Obligations include projected interest for both fixed and variable rate debt. We assume that there will be no drawings on the senior secured revolving credit facility in these calculations. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2013. These calculations also assume that there is no refinancing of debt during any period. These calculations are on Long-Term Debt Obligations and Capital Lease Obligations only.
**Other long-term obligations consist of accrued pension and postretirement costs. Contributions for funded pension plans are based on the Pension Protection Act and tax deductibility and are not reasonably estimable beyond one year. Contributions for unfunded pension plans and postretirement plans captioned under "After 2018" include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. We are unable to estimate the timing of payments for these items.

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

Beneficial Interest in Receivables Sold
We sell accounts receivable under three revolving trade accounts receivable securitization programs. Under the agreements, we receive either 80% or 90% of the face value of the receivable sold, less contractual dilutions which limit the amount that may be outstanding from any one particular customer and insurance reserves that also have the effect of limiting the risk attributable to any one customer. Our beneficial interest is subordinate to the purchaser of the receivables. See Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.

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

Planned Capital Expenditures
We have projected a total of $40.9 million in capital investments for our 2014 fiscal year of which $1.6 million is under contract at March 31, 2013. We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

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
          We consider unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely. No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with ASC 740. We regularly review the status of the accumulated earnings of each of our foreign subsidiaries and reassess this determination as part of our overall financing plans. Following this assessment, we provide deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested. We did not record any deferred income taxes for 2013. See Note 12 “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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
          We compare the cost of our processed tobacco to market values based on recent sales of similar grades when evaluating those balances for LCM adjustments. We also consider whether our processed tobacco is committed to a customer, whereby the expected sales price would be utilized in determining the market value for committed tobacco. We also review data on market conditions in performing our LCM evaluation for our unprocessed tobacco.
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
          Amounts not expected to be recovered through current or future crops are then evaluated to determine whether the yield is considered to be normal or abnormal. If the yield adjustment is normal, then we capitalize the applicable variance in the current crop of inventory. If the yield adjustment is considered abnormal, then we immediately charge the applicable variance to cost of goods and services sold in the income statement. A normal yield adjustment is based on the range of unrecoverability for the previous three years by country. Our normal yield adjustment in the South America region is 5.0% to 7.0%.
          We account for our advances to tobacco suppliers using a cost accumulation model, which results in reporting our advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on our advances are recognized upon delivery of tobacco as a decrease in our cost of the current crop.
          The following table illustrates the amounts of favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) that will be capitalized into inventory when the crop has been purchased as of March 31, 2013, 2012 and 2011. The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of sales. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information on the various components noted below. Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle.

(in millions)	2013	2012	2011
Favorable variances (including mark-up)	$14.5	$21.1	$25.0
Unfavorable variances (including unrecoverable advances)	(13.4)	(13.7)	(15.2)
Net favorable variance in crop cost in inventory	$1.1	$7.4	$9.8

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Advances to Tobacco Suppliers (continued)

South America Region
The price, and the resulting mark-up, of the inputs we advance is determined at the beginning of each season and depends on various market considerations. The interest rate charged on advances depends on market conditions as well. We purchase and advance the inputs in the currency of the local market. The favorable variance for 2013 has been negatively impacted by the change in market conditions for 2013 compared to prior years. Governmental interest rates have decreased 125 basis points which impacted the interest rate we charged our tobacco suppliers. Market prices for agricultural products declined which impacted the price we charged our tobacco suppliers and therefore our mark-up percentage. In addition, exchange rates appreciated approximately 26% which impacted the U.S. dollar results of our favorable variances. We believe the favorable variances relating to the 2013, 2012 and 2011 crops are representative of average favorable variance percentages based on market conditions and currency rates in each year.
          We base our estimate of the unrecoverable advances on numerous factors, including, but not limited to our expectations of the quantity and quality of tobacco our suppliers will deliver to us.

Value Added Services Region
The Company generally purchases tobacco that has already been processed and reprocesses it according to customer specifications. Therefore, the Value Added Services operating segment does not generally provide advances to tobacco suppliers.

Other Regions
Within the Other Regions, Africa and Guatemala are the primary areas where we advance some inputs to suppliers for the coming crop. Advances to tobacco suppliers in most other areas are primarily cash advances to third party commercial suppliers. The Company did not incur substantial net variances within the Other Regions operating segments for 2013, 2012 and 2011 that were absorbed into inventory.

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to increase by $0.9 million in the fiscal year ended March 31, 2014 as compared to March 31, 2013. We continually evaluate ways to better manage benefits and control costs. The cash contribution to our employee benefit plans in fiscal 2013 was $10.7 million and is expected to be $10.3 million in fiscal 2014.
          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.
          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(19,790)	$(528)
1% decrease in discount rate	$24,301	$739

1% increase in salary increase assumption	$1,296	$236
1% decrease in salary increase assumption	$(1,183)	$(223)

1% increase in cash balance crediting rate	$1,422	$268
1% decrease in cash balance crediting rate	$(1,272)	$(239)

1% increase in rate of return on assets		$(853)
1% decrease in rate of return on assets		$853

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Recent Accounting Pronouncements Not Yet Adopted
In December 2011, the FASB issued new accounting guidance on disclosures about offsetting assets and liabilities. The requirements for offsetting are different under U.S. GAAP and IFRS. Therefore, the objective of this accounting guidance is to facilitate comparison between financials statements prepared under U.S. GAAP and IFRS by enhancing disclosures of the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain assets and liabilities. This accounting guidance will be effective for the Company on April 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
         In January 2013, the FASB issued new accounting guidance to clarify the scope of the guidance issued in December 2011 regarding disclosures for offsetting assets and liabilities and address any unintended consequences. The scope of the guidance applies to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending that are offset in accordance with existing accounting guidance or subject to an enforceable master netting arrangement or similar agreement. This accounting guidance will be effective for the Company on April 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
         In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Companies will be required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified to net income in its entirety. For amounts not required to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference other disclosures required that provide additional detail about those amounts. This accounting guidance will be effective for the Company on April 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
         In February 2013, the FASB issued new accounting guidance to increase comparability among users of financial statements related to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no specific guidance exists. The guidance will require a company to measure the obligation as the sum of the amount the company agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the company expects to pay on behalf of its co-obligors. A company will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. This accounting guidance will be effective for the Company on April 1, 2014. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
         In March 2013, the FASB issued new accounting guidance to resolve the diversity in practice related to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity as compared to when a parent no longer holds a controlling financial interest in a subsidiary or group of assets that is within a foreign entity. In addition, the guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (also called step acquisitions) involving a foreign entity. This accounting guidance will be effective for the Company on April 1, 2014. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (continued)

Foreign exchange rates: Our business is generally conducted in U.S. dollars, as is the business of the tobacco industry as a whole.
However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange gains (losses) of $3.5 million, $1.2 million and $(0.01) million for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. We recognized exchange gains (losses) of $(9.1) million, $(10.0) million and $8.4 million related to tax balances in our tax expense for the fiscal years ended March 31, 2013, 2012 and 2011, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $(2.8) million, $(1.5) million and $2.3 million in 2013, 2012, and 2011, respectively, as a result of fluctuations in these currencies.
          Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 29.6% or $43.1 million of our total SG&A expenses for the twelve months ended March 31, 2013. A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.3 million.

Interest rates: We manage our exposure to interest rate risk through the proportion of fixed rate and variable rate debt in our total debt portfolio. A 1% change in variable interest rates would increase or decrease our reported interest cost by approximately $6.1 million. A substantial portion of our borrowings are denominated in U.S. dollars and bear interest at commonly quoted rates.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 STATEMENTS OF CONSOLIDATED OPERATIONS
  Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2013	2012	2011
Sales and other operating revenues	$2,243,816	$2,150,767	$2,094,062
Cost of goods and services sold	1,958,570	1,863,115	1,817,243
Gross profit	285,246	287,652	276,819
Selling, general and administrative expenses	145,750	147,558	157,920
Other income	20,721	15,725	37,442
Restructuring and asset impairment charges (recoveries)	(55)	1,006	23,467
Operating income	160,272	154,813	132,874
Debt retirement expense	1,195	—	4,584
Interest expense	114,557	106,804	102,696
Interest income	6,547	6,149	7,255
Income before income taxes and other items	51,067	54,158	32,849
Income tax expense	27,992	25,039	107,460
Equity in net income of investee companies	1,637	72	2,463
Net income (loss)	24,712	29,191	(72,148)
Less: Net income (loss) attributable to noncontrolling interests	699	(260)	(597)
Net income (loss) attributable to Alliance One International, Inc.	$24,013	$29,451	$(71,551)

Earnings (loss) per share:
Basic	$0.27	$0.34	$(0.81)
Diluted	$0.25	$0.30	$(0.81)

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2013	2012	2011
Net income (loss)	$24,712	$29,191	$(72,148)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(2,802)	(1,546)	2,297
Defined benefit pension amounts reclassified to income, net of tax of $1,229 in 2013, $420 in 2012 and $26 in 2011	(13,717)	(15,324)	(2,789)
Total other comprehensive income (loss), net of tax	(16,519)	(16,870)	(492)
Total comprehensive income (loss)	8,193	12,321	(72,640)
Comprehensive income (loss) attributable to noncontrolling interests	699	(260)	(615)
Comprehensive income (loss) attributable to Alliance One International, Inc.	$7,494	$12,581	$(72,025)

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS
Alliance One International, Inc. and Subsidiaries

	March 31, 2013	March 31, 2012
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$92,026	$119,743
Trade and other receivables, net	224,222	303,090
Accounts receivable, related parties	55,696	32,316
Inventories	903,947	839,902
Advances to tobacco suppliers	109,520	89,378
Recoverable income taxes	8,980	9,592
Current deferred taxes	16,776	23,855
Prepaid expenses	36,811	45,097
Current derivative asset	3,145	312
Other current assets	13,632	14,562
Total current assets	1,464,755	1,477,847
Other assets
Investments in unconsolidated affiliates	25,169	24,530
Goodwill and other intangible assets	31,471	35,865
Deferred income taxes	56,045	73,378
Other deferred charges	12,971	12,467
Other noncurrent assets	50,190	66,079
	175,846	212,319
Property, plant and equipment, net	270,978	259,679
	$1,911,579	$1,949,845
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$356,836	$374,532
Accounts payable	135,260	120,148
Due to related parties	26,084	37,520
Advances from customers	16,817	14,876
Accrued expenses and other current liabilities	69,508	78,742
Current derivative liability	644	16
Income taxes	9,454	16,282
Long-term debt current	6,349	7,050
Total current liabilities	620,952	649,166

Long-term debt	830,870	821,453
Deferred income taxes	6,396	9,494
Liability for unrecognized tax benefits	8,617	18,183
Pension, postretirement and other long-term liabilities	102,713	121,128
	948,596	970,258
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 95,494 issued and outstanding (95,234 at March 31, 2012)	460,914	457,497
Retained deficit	(67,329)	(91,342)
Accumulated other comprehensive loss	(55,192)	(38,673)
Total stockholders’ equity of Alliance One International, Inc.	338,393	327,482
Noncontrolling interests	3,638	2,939
Total equity	342,031	330,421
	$1,911,579	$1,949,845
See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2010	$460,971	$(49,242)	$(3,691)	$(17,638)	$4,522	$394,922
Net loss	—	(71,551)	—	—	(597)	(72,148)
Restricted stock surrendered	(582)	—	—	—	—	(582)
Exercise of employee stock options	130	—	—	—	—	130
Stock-based compensation	3,888	—	—	—	—	3,888
Shares purchased	(9,042)	—	—	—	—	(9,042)
Noncontrolling interest dividend paid	—	—	—	—	(284)	(284)
Purchase of additional investment in subsidiary	44	—	—	—	(424)	(380)
Other comprehensive income (loss), net of tax	—	—	2,315	(2,789)	(18)	(492)
Balance, March 31, 2011	$455,409	$(120,793)	$(1,376)	$(20,427)	$3,199	$316,012
Net income (loss)	—	29,451	—	—	(260)	29,191
Restricted stock surrendered	(198)	—	—	—	—	(198)
Stock-based compensation	2,286	—	—	—	—	2,286
Other comprehensive loss, net of tax	—	—	(1,546)	(15,324)	—	(16,870)
Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421
Net income	—	24,013	—	—	699	24,712
Restricted stock surrendered	(159)	—	—	—	—	(159)
Stock-based compensation	3,576	—	—	—	—	3,576
Other comprehensive loss, net of tax	—	—	(2,802)	(13,717)	—	(16,519)
Balance, March 31, 2013	$460,914	$(67,329)	$(5,724)	$(49,468)	$3,638	$342,031

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2013	2012	2011
Operating activities
Net income (loss)	$24,712	$29,191	$(72,148)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	33,811	33,143	28,216
Debt amortization/interest	15,303	14,024	12,959
Debt retirement cost	1,195	—	4,584
Restructuring and asset impairment charges (recovery)	(55)	(415)	10,323
(Gain) loss on foreign currency transactions	5,662	8,810	(8,387)
Gain on disposition of fixed assets	(1,310)	(4,500)	(4,355)
Gain on other sales of assets	—	(13,667)	(37,765)
Bad debt expense (recovery)	(44)	477	3,002
Stock-based compensation	4,520	2,618	4,609
Changes in operating assets and liabilities, net:
Trade and other receivables	49,401	(5,563)	(100,711)
Inventories and advances to tobacco suppliers	(97,324)	(48,806)	60,123
Deferred items	(29,797)	(12,981)	99,646
Recoverable income taxes	(396)	7,759	(535)
Payables and accrued expenses	5	47,676	(95,239)
Advances from customers	2,201	(1,926)	(84,832)
Current derivative asset	(2,833)	2,232	(16)
Income taxes	(7,040)	(776)	(1,416)
Other operating assets and liabilities	1,090	(406)	(1,299)
Other, net	(735)	2,080	224
Net cash provided (used) by operating activities	(1,634)	58,970	(183,017)

Investing activities
Purchases of property, plant and equipment	(39,860)	(43,846)	(69,525)
Intangibles, including internally developed software costs	(977)	(862)	(648)
Proceeds from sale of property, plant and equipment	1,770	6,212	6,649
Proceeds on other sales of assets	—	—	46,074
Proceeds from notes receivable	—	402	1,331
Change in restricted cash	25,955	(26,642)	(30)
Other, net	(99)	(334)	248
Net cash used by investing activities	(13,211)	(65,070)	(15,901)

Financing activities
Net proceeds (repayments) of short-term borrowings	$(11,524)	$149,914	$37,214
Proceeds from long-term borrowings	357,337	343,426	347,300
Repayment of long-term borrowings	(352,436)	(403,497)	(256,093)
Debt issuance cost	(7,372)	(8,820)	(3,722)
Debt retirement cost	—	—	(2,262)
Repurchase of common stock	—	—	(9,042)
Other, net	(66)	(84)	(445)
Net cash provided (used) by financing activities	(14,061)	80,939	112,950

Effect of exchange rate changes on cash	1,189	1,398	(264)

Increase (decrease) in cash and cash equivalents	(27,717)	76,237	(86,232)
Cash and cash equivalents at beginning of year	119,743	43,506	129,738
Cash and cash equivalents at end of year	$92,026	$119,743	$43,506

Other information:
Cash paid during the year:
Interest	$102,101	$89,183	$91,108
Income taxes	20,771	17,242	12,921

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
          The Company accounts for its investment in the Zimbabwe operations on the cost method and has been reporting it in Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets since March 31, 2006. During fiscal year 2007, the Company wrote its investment in the Zimbabwe operations down to zero, however the Company continues to make advances and guarantees seasonal lines of credit on behalf of this entity. See Note 19 “Related Party Transactions” to the “Notes to Consolidated Financial Statements” for further information.
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
          The Company also processes tobacco owned by its customers and revenue is recognized based on contractual terms as the service is provided. The revenue and cost associated with processing is recorded gross in the Statements of Consolidated Operations. The Company’s history indicates customer requirements for processed tobacco are met upon completion of processing. In addition, advances from customers are deferred and recognized as revenue upon shipment or delivery.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and were $26,040, $22,927 and $31,043 for the years ended March 31, 2013, 2012 and 2011, respectively.

Shipping and Handling
Shipping and handling costs are included in cost of goods and services sold in the statement of operations.

Other Income
Other Income consists primarily of gains on sales of property, plant and equipment and assets held for sale. This caption also includes expenses related to the Company’s sale of receivables. See Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information. During fiscal 2013, the Company recognized a non-cash benefit of $24,142 for a Brazilian excise tax the Company used to offset Brazilian federal taxes payable in 2004 and 2005. The benefit recorded is based on a Brazilian court ruling on March 7, 2013. See Note 16 “Contingencies” to the “Notes to Consolidated Financial Statements” for further information. During fiscal 2012, the Company exchanged real property with a third party in Brazil. The transaction consisted of the Company exchanging real property located in Vera Cruz, Brazil and $9,403 of cash for real property located in Venancio Aires, Brazil. The Company accounted for the transaction as a nonmonetary exchange involving monetary consideration. In accordance with U.S. GAAP, the transaction was recorded and measured at fair value as the transaction had commercial substance, the fair values of the assets exchanged were determinable within reasonable limits, and the Company’s real property was not held for sale in the ordinary course of business or for property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange. The cost of the real property received in the exchange was measured using the fair value of the assets given which equaled $26,845 including the cash. The Company’s basis in its assets given was $13,178 and a gain of $13,667 was recorded in Other Income in the Statements of Consolidated Operations. During fiscal 2011, the Company recorded a gain of $37,765 on the assignment of approximately 9,000 tobacco suppliers in Southern Brazil and the sale of related assets to the Brazilian affiliate of Philip Morris International, Inc. (“PMI”). The Company continues to supply processed tobacco to PMI and to process tobacco for PMI’s Brazilian affiliate under a long-term processing agreement.

The following table summarizes the significant components of Other Income.

	Years Ending March 31,
	2013	2012	2011
Malawi other property sales	$—	$2,400	$1,975
Brazil factory and other property sales to PMI’s affiliate	—	—	37,765
Brazil property exchange and other property sales	—	15,967	—
Brazil excise tax benefit	24,142	—	—
Other sales of assets and expenses	4,892	2,491	97
Losses on sale of receivables	(8,313)	(5,133)	(2,395)
	$20,721	$15,725	$37,442

Cash and Cash Equivalents
Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days. At March 31, 2013 and 2012, cash and cash equivalents included $271 and $579 of customer funding that was restricted for social responsibility programs maintained by the Company. At March 31, 2013 and 2012, respectively, $511 and $302 of cash held on deposit as a compensating balance for short-term borrowings was included in Other Current Assets. During fiscal 2012, the Company entered into certain foreign seasonal borrowings with maturities greater than one year that required restricted cash deposits of $13,000 be maintained during the terms of the borrowings. These restricted cash deposits were recorded as Other Noncurrent Assets at March 31, 2012. Additional cash accounts, and the activity therein, were restricted, as to use and access, per certain of the foreign seasonal borrowing agreements. At March 31, 2012, the balance of these accounts was $13,665 and was recorded as Other Current Assets. At March 31, 2013, only one foreign seasonal borrowing remained with a maturity now less than twelve months. The restricted cash deposit for this borrowing is $500 and is included in Other Current Assets.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Trade and Other Receivables
Trade and other receivables consist of $217,583 of trade receivables and $6,639 of other receivables at March 31, 2013. The balances at March 31, 2012 were $286,992 and $16,098 for trade receivables and other receivables, respectively.
          Trade receivables are amounts owed to the Company from its customers. Trade receivables are recorded at invoiced amounts and primarily have net 30 day terms. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.
          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectibility and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $3,164 and $3,878 at March 31, 2013 and 2012, respectively. The provision for doubtful accounts was $(163), $221 and $3,086 for the years ending March 31, 2013, 2012 and 2011, respectively and is reported in Selling, General and Administrative Expenses in the Statements of Consolidated Operations.
          Other receivables consist primarily of value added tax (VAT) receivables of $2,792 and $12,505 at March 31, 2013 and 2012, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of long-term debt.

Sale of Accounts Receivable
The Company is engaged in three revolving trade accounts receivable securitization arrangements to sell receivables. The Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the beneficial interest in such receivables. The losses on the sale of receivables are recognized in Other Income. As of March 31, 2013 and 2012, respectively, accounts receivable sold and outstanding were $156,633 and $182,856. See Note 17 “Sale of Receivables” and Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

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
          Inventories are valued at the lower of cost or market (“LCM”). The Company evaluates its inventories for LCM adjustments by country and type of inventory. Therefore, processed tobacco and unprocessed tobacco are evaluated separately for LCM purposes. The Company compares the cost of its processed tobacco to market values based on recent sales of similar grades when evaluating those balances for LCM adjustments. The Company also considers whether its processed tobacco is committed to a customer, whereby the expected sales price would be utilized in determining the market value for committed tobacco. The Company also reviews data on market conditions in performing its LCM evaluation for unprocessed tobacco.
          See Note 2 “Inventories” to the “Notes to Consolidated Financial Statements” for further information.

Advances to Tobacco Suppliers
The Company purchases seeds, fertilizer, pesticides and other products related to growing tobacco and advances them to suppliers, which represents prepaid inventory and is recorded as advances to tobacco suppliers. The advances of current crop inputs generally include the original cost of the inputs plus a mark-up and interest as it is earned. Where contractually permitted, the Company charges interest to the suppliers during the period the current crop advance is outstanding. The Company generally advances the inputs at a price that is greater than its cost, which results in a mark-up on the inputs. The suppliers then utilize these inputs to grow tobacco, which the Company is contractually obligated to purchase. Upon delivery of tobacco, part of the purchase price to the supplier is paid in cash and part through a reduction of the advance balance. The advances applied to the delivery are reclassified out of advances and into unprocessed inventory. Advances to tobacco suppliers are accounted for utilizing a cost accumulation methodology.

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
          The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop was $14,464 and $21,139 as of March 31, 2013 and 2012, respectively. Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $13,347 and $13,746 at March 31, 2013 and 2012, respectively. The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2013	March 31, 2012
Current	$109,520	$89,378
Noncurrent	6,421	5,613
	$115,941	$94,991

          Noncurrent advances to tobacco suppliers are recorded in Other Noncurrent Assets in the Consolidated Balance Sheets.
          Unrecovered amounts expensed directly to cost of goods and services sold in the income statement for abnormal yield adjustments or unrecovered amounts from prior crops were $1,750 and $1,350 for the years ended March 31, 2013 and 2011, respectively. There were no abnormal yield adjustments for the year ended March 31, 2012. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as cost of goods and services sold as that crop is sold.

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

	March 31, 2013	March 31, 2012
Amounts guaranteed (not to exceed)	$125,623	$127,132
Amounts outstanding under guarantee	98,689	105,403
Fair value of guarantees	6,367	5,265

          Of the guarantees outstanding at March 31, 2013, approximately 94% expire within one year and the remainder within five years. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets and included in crop costs except for Zimbabwe which is included in Accounts Receivable, Related Parties.
          In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2013 and 2012, respectively, the Company had balances of $45,843 and $27,619 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Consolidated Balance Sheets.

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
          The Company has no intangible assets with indefinite useful lives. It does have other intangible assets, production and supply contracts and a customer relationship intangible asset as well as internally developed software that is capitalized into intangibles. These intangible assets are stated at amortized cost and tested for impairment whenever factors indicate the carrying amount may not be recoverable. Supply contracts are amortized based on the expected realization of the benefit over the term of the contracts ranging from 3 to 5 years. Production contracts and the customer relationship intangible are both amortized on a straight-line basis ranging from five to ten years and twenty years, respectively. The amortization period is the term of the contract or, if no term is specified in the contract, management’s best estimate of the useful life based on past experience. Internally developed software is amortized on a straight-line basis over five years once the software testing is complete. Events and changes in circumstance may either result in a revision in the estimated useful life or impairment of an intangible resulting in revaluation of the asset value to its fair value. See Note 5 “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

Other Noncurrent Assets
For the year ended March 31, 2013, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $19,368, long-term advances to suppliers of $6,421 and cash surrender value of life insurance of $10,201. For the year ended March 31, 2012, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $23,217, long-term advances to suppliers of $5,613, long-term restricted cash of $13,000 and cash surrender value of life insurance of $9,622.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Property, Plant and Equipment
Property, plant and equipment at March 31, 2013 and 2012, are summarized as follows:

	2013	2012
Land	$28,752	$27,991
Buildings	196,601	202,153
Machinery and equipment	207,717	187,026
Total	433,070	417,170
Less accumulated depreciation	162,092	157,491
Total property, plant and equipment, net	$270,978	$259,679

          Property, plant and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 30 years and 3 to 10 years, respectively. The consolidated financial statements do not include fully depreciated assets. Depreciation expense recorded in Cost of Goods and Services Sold for the years ended March 31, 2013, 2012 and 2011 was $25,939, $24,712 and $20,699, respectively. Depreciation expense recorded in Selling, General and Administrative Expense for the years ended March 31, 2013, 2012 and 2011 was $3,112, $3,717 and $2,915, respectively. Total property and equipment purchases, including internally developed software intangibles, were $42,803 for the year ended March 31, 2013 of which $2,743 was unpaid at March 31, 2013 and included in Accounts Payable; $42,347 for the year ended March 31, 2012 of which $776 was unpaid at March 31, 2012 and included in Accounts Payable; and $70,608 for the year ended March 31, 2011 of which $3,141 was unpaid at March 31, 2011 and included in Accounts Payable. Included in fiscal 2011 purchases is $43,775 for a new tobacco processing facility in the State of Santa Catarina by the Company’s subsidiary in Brazil.
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

Derivative Financial Instruments
The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. The contracts do not qualify for hedge accounting as defined by generally accepted accounting principles. As a result, the Company has recorded income (loss) of $(14,287), $6,033 and $5,679 in its Cost of Goods and Services Sold for the years ended March 31, 2013, 2012 and 2011, respectively. The Company has also recorded income (loss) of $(39) and $95 in its Selling, General and Administrative Expenses for the years ended March 31, 2012 and 2011, respectively. No income or loss was recorded in Selling, General and Administrative Expenses for the year ended March 31, 2013. See Note 6 “Derivative and Other Financial Instruments” to the "Notes to Consolidated Financial Statements" for further information.

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

New Accounting Standards

Recently Adopted Accounting Pronouncements
On April 1, 2012, the Company adopted new accounting guidance, as amended, on comprehensive income. The objective of this accounting guidance is to improve the comparability, consistency and transparency of financial reporting and to increase the prominence of items reported in other comprehensive income. The guidance eliminates the option to present components of other comprehensive income as part of the statement of stockholders' equity and requires them to be presented in the statement of comprehensive income instead. The Company adopted this new accounting guidance and is reporting other comprehensive income in a separate financial statement.
          On January 1, 2013, the Company adopted new accounting guidance on testing goodwill for impairment. The primary objective of this accounting guidance is to reduce complexity and costs by allowing an entity to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. If, after assessing qualitative factors, an entity determines that it is not more likely than not (a likelihood of more than 50 percent) that the fair value of a reporting unit is less than its carrying amount, then the two-step goodwill impairment test is unnecessary. The Company adopted this new accounting guidance with no material impact on its financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Recent Accounting Pronouncements Not Yet Adopted
In December 2011, the FASB issued new accounting guidance on disclosures about offsetting assets and liabilities. The requirements for offsetting are different under U.S. GAAP and IFRS. Therefore, the objective of this accounting guidance is to facilitate comparison between financials statements prepared under U.S. GAAP and IFRS by enhancing disclosures of the effect or potential effect of netting arrangements on an entity's financial position, including the effect or potential effect of rights of setoff associated with certain assets and liabilities. This accounting guidance will be effective for the Company on April 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
          In January 2013, the FASB issued new accounting guidance to clarify the scope of the guidance issued in December 2011 regarding disclosures for offsetting assets and liabilities and address any unintended consequences. The scope of the guidance applies to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending that are offset in accordance with existing accounting guidance or subject to an enforceable master netting arrangement or similar agreement. This accounting guidance will be effective for the Company on April 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
          In February 2013, the FASB issued new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Companies will be required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required to be reclassified to net income in its entirety. For amounts not required to be reclassified in their entirety to net income in the same reporting period, a company is required to cross-reference other disclosures required that provide additional detail about those amounts. This accounting guidance will be effective for the Company on April 1, 2013. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
          In February 2013, the FASB issued new accounting guidance to increase comparability among users of financial statements related to the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation is fixed at the reporting date and for which no specific guidance exists. The guidance will require a company to measure the obligation as the sum of the amount the company agreed to pay on the basis of its arrangement among its co-obligors and any additional amount the company expects to pay on behalf of its co-obligors. A company will also be required to disclose the nature and amount of the obligation as well as other information about those obligations. This accounting guidance will be effective for the Company on April 1, 2014. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.
          In March 2013, the FASB issued new accounting guidance to resolve the diversity in practice related to the release of the cumulative translation adjustment into net income when a parent either sells a part or all of its investment in a foreign entity as compared to when a parent no longer holds a controlling financial interest in a subsidiary or group of assets that is within a foreign entity. In addition, the guidance resolves the diversity in practice for the treatment of business combinations achieved in stages (also called step acquisitions) involving a foreign entity. This accounting guidance will be effective for the Company on April 1, 2014. The Company does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share

	Years Ended March 31,
(in thousands, except per share data)	2013		2012		2011
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$24,013		$29,451		$(71,551)
SHARES
Weighted Average Number of Shares Outstanding	87,374		87,023		87,799
BASIC EARNINGS (LOSS) PER SHARE	$0.27		$0.34		$(0.81)

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$24,013		$29,451		$(71,551)
Plus interest expense on 5 ½% convertible notes, net of tax	4,100		4,111		—	*
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$28,113		$33,562		$(71,551)
SHARES
Weighted average number of shares outstanding	87,374		87,023		87,799
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	356		282		—	*
Assuming conversion of 5 ½% convertible notes	22,872		22,872		—	*
Shares applicable to stock warrants	—	**	—	**	—	**
Adjusted weighted average number of shares outstanding	110,602		110,177		87,799
DILUTED EARNINGS (LOSS) PER SHARE	$0.25		$0.30		$(0.81)

*
Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

**	For the year ended March 31, 2013, 2012 and 2011, the warrants were not assumed exercised because the exercise price was more than the average price for the period.

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at March 31, 2013 and 2012. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 7,010 at a weighted average exercise price of $6.05 per share at March 31, 2013 and 4,191 at a weighted average exercise price of $6.03 per share at March 31, 2012.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Preferred Stock
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At March 31, 2013, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note 2 – Inventories

	March 31, 2013	March 31, 2012
Processed tobacco	$549,738	$555,341
Unprocessed tobacco	310,164	240,811
Other	44,045	43,750
	$903,947	$839,902

See Note 1 “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.
          The Company recorded LCM adjustments of $966 and $15,443 for the years ended March 31, 2013 and 2011, respectively. No LCM adjustment was recorded for the year ended March 31, 2012.

Note 3 – Variable Interest Entities

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees one of its joint venture’s borrowings which also represent a variable interest in that joint venture. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2013 and 2012, the Company’s investment in these joint ventures was $23,986 and $23,346, respectively and is classified as Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets. The Company’s advances to these joint ventures were $9 at March 31, 2012 and is classified as Accounts Receivable, Related Parties in the Consolidated Balance Sheets. There were no advances at March 31, 2013. The Company guaranteed an amount to a joint venture not to exceed $19,363 and $19,712 at March 31, 2013 and 2012, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

Note 4 – Restructuring and Asset Impairment Charges

In response to shifting supply and demand balances and the changing business models of the Company’s customers, the Company began implementing several strategic initiatives in fiscal 2011. The Company began realigning the organization by transitioning the United Kingdom finance and logistics functions to the United States and closing the Netherlands office. In December 2010, new leadership was appointed to better position the Company for the future. In addition, origin and corporate operations were reviewed and initiatives were implemented to increase operational efficiency and effectiveness. As a result, total charges (recoveries) of $(55), $246 and $14,824 were incurred in connection with the reduction in the global workforce for the years ended March 31, 2013, 2012 and 2011, respectively, including an impact on the Company’s pension plans of $1,271 in fiscal 2011. Non-current asset impairment charges of $760 incurred in fiscal 2012 are primarily for non-tobacco internally developed software intangible assets and real property in Macedonia. Other restructuring charges of $8,643 incurred in fiscal 2011 primarily relate to the relocation of factory equipment in Brazil. As of March 31, 2013, these initiatives are substantially complete.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 4 – Restructuring and Asset Impairment Charges (continued)

The following table summarizes the restructuring actions as of March 31, 2013, 2012 and 2011:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2013	2012	2011
Employee separation and other cash charges:
Beginning balance	$1,960	$6,193	$—
Period Charges:
Employee separation charges (recoveries)	(55)	215	13,474
Other cash charges	—	31	5,863
Total employee separation and other cash charges (recoveries)	(55)	246	19,337
Payments through March 31	(1,237)	(4,479)	(13,144)
Ending balance March 31	$668	$1,960	$6,193
Asset impairment and other non-cash charges	—	760	4,130
Total restructuring and asset impairment charges (recoveries)	$(55)	$1,006	$23,467

          The following table summarizes cash payments for employee separation and other cash charges (recoveries) for the years ended March 31, 2013, 2012 and 2011.

	Year Ending March 31,			Total
Cash Payments by Year	2013	2012	2011	Payments
Employee separation and other cash charges (recoveries)	$(55)	$246	$19,337
Cash paid 2011	—	—	(13,144)	$(13,144)
Cash paid 2012	—	(62)	(4,417)	$(4,479)
Cash paid 2013	—	(184)	(1,053)	$(1,237)
Adjustment	55	—	(55)
Balances at March 31, 2013	$—	$—	$668

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands

Note 4 – Restructuring and Asset Impairment Charges (continued)

          April 1, 2012, the Company revised its reportable segments. See Note 1 "Significant Accounting Policies - Basis of Presentation" to the "Notes to Consolidated Financial Statements" for further information. The following table summarizes the employee separation and other cash charges recorded in the Company’s South America, Value Added Services and Other Regions segments as of March 31, 2013, 2012 and 2011:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2013	2012	2011
Beginning balance:	$1,960	$6,193	$—
South America	183	1,073	—
Value added services	—	—	—
Other regions	1,777	5,120	—
Period charges:	$(55)	$246	$19,337
South America	(143)	75	7,589
Value added services	—	—	—
Other regions	88	171	11,748
Payments through March 31:	$(1,237)	$(4,479)	$(13,144)
South America	(40)	(965)	(6,516)
Value added services	—	—	—
Other regions	(1,197)	(3,514)	(6,628)
Ending balance March 31:	$668	$1,960	$6,193
South America	—	183	1,073
Value added services	—	—	—
Other regions	668	1,777	5,120

          Non-cash charges related to the South America segment were $2,860 during the year ended March 31, 2011. Non-cash charges related to the Other Regions segment were $760 and $1,270 during the years ended March 31, 2012 and 2011, respectively.

Note 5 – Goodwill and Other Intangibles

The Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred. The Company evaluated its goodwill for impairment during fiscal 2013, 2012 and 2011 and determined that the fair value of each reporting unit is substantially in excess of its carrying value including goodwill.
          The carrying value of other intangible assets as of March 31, 2013 represents customer relationship, production and supply contracts and internally developed software. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives. The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives. Amortization expense associated with these intangible assets was $5,370, $5,804 and $5,094 for the years ended March 31, 2013, 2012 and 2011, respectively and is recorded in Selling, General and Administrative Expenses.
          The Company began implementing a new ERP system in fiscal 2008 and capitalized certain costs into tangible assets within the consolidated balance sheet in accordance with generally accepted accounting principles. As of March 31, 2013, the Company has implemented the ERP system in most of the operations subsidiaries around the world and incurred $16,919 of capitalizable costs associated with the implementation. Amortization of the final accumulated costs of each implemented location is over a five year useful life. There was an additional $642 of capitalizable costs related to other internally developed software projects that were subsequently written off in fiscal 2012 due to impairment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 5 – Goodwill and Other Intangibles (continued)

          The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summaries the changes in the Company's goodwill and other intangibles for the years ended March 31, 2013, 2012 and 2011.

          Goodwill and Intangible Asset Rollforward:

		Amortizable Intangibles
	Unamortizable Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2013		12	3	1
March 31, 2011 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$15,767	$60,154
Accumulated amortization	—	(9,899)	(1,948)	(7,102)	(18,949)
Net March 31, 2011 balance	2,794	23,801	5,945	8,665	41,205
Additions	—	—	—	821	821
Impairment / other	—	—	—	(357)	(357)
Amortization expense	—	(1,685)	(1,095)	(3,024)	(5,804)
Net March 31, 2012 balance	2,794	22,116	4,850	6,105	35,865
Additions	—	—	—	976	976
Amortization expense	—	(1,685)	(614)	(3,071)	(5,370)
Net March 31, 2013 balance	$2,794	$20,431	$4,236	$4,010	$31,471
(1) Goodwill of $1,592 relates to the Other Regions segment and $1,202 relates to the Value Added Services segment.

          The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2014	$1,685	$1,251	$2,063	$4,999
2015	1,685	1,173	729	3,587
2016	1,685	1,812	599	4,096
2017	1,685	—	424	2,109
2018	1,685	—	195	1,880
Later	12,006	—	—	12,006
	$20,431	$4,236	$4,010	$28,677
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2013.
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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 6 – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments
The Company recognizes all derivative financial instruments, such as foreign exchange contracts at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement. See Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information of fair value methodology. The following table summarizes the fair value of the Company’s derivatives by type at March 31, 2013 and 2012.

	Fair Values of Derivative Instruments
	Assets
Derivatives Not Designated as Hedging Instruments Under ASC 815:	Balance Sheet Account	Fair Value
Foreign currency contracts at March 31, 2013:	Current Derivative Asset	$3,145
	Current Derivative Liability	$644
Foreign currency contracts at March 31, 2012	Current Derivative Asset	$312
	Current Derivative Liability	$16

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
          The following table summarizes the earnings effects of derivatives in the statements of consolidated operations for the years ending March 31, 2013, 2012, and 2011.

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income
		2013	2012	2011
Foreign currency contracts	Cost of Goods and Services Sold	$(14,287)	$6,033	$5,679
Foreign currency contracts	Selling, General and Administrative Expenses	—	(39)	95
Total		$(14,287)	$5,994	$5,774

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 7 – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $647,806 and $655,154 at March 31, 2013 and 2012, respectively. The weighted average variable interest rate for the years ending March 31, 2013 and 2012 was 4.3% and 2.9%, respectively. At March 31, 2013 and 2012, amounts outstanding under the lines were $356,836 and $374,532, respectively. Unused lines of credit at March 31, 2013 amounted to $276,275 ($266,641 at March 31, 2012), net of $14,695 of letters of credit lines. Certain non-U.S. borrowings of approximately $81,903 and $12,938 have inventories of $46,246 and $13,906 as collateral at March 31, 2013 and 2012, respectively. At March 31, 2013 and 2012, respectively, $511 and $302 were held on deposit as a compensating balance.

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

Second Amendment. On June 9, 2010, the Company closed the Second Amendment to the Credit Agreement, which included adding back the Foreign Corrupt Practices Act estimate of $19,450 to Consolidated Net Income for the period ended March 31, 2011 and increasing the Maximum Consolidated Leverage Ratio to 5.25 to 1.00 for the period ending September 30, 2010 and to 5.00 to 1.00 for the period ending March 31, 2011. The Second Amendment also allowed a subsidiary of the Company to incur indebtedness of up to $25,000 after ceasing to be a wholly owned subsidiary, a guarantee by the Company of that indebtedness, the issuance of up to 30% equity interests in the subsidiary to officers, employees, directors, advisory boards and/or its third parties investors and allow certain restricted payments by the subsidiary.

Third Amendment. On June 6, 2011, the Company closed the Third Amendment to the Credit Agreement whereby the lenders agreed to extend the term of the facility to March 31, 2013. In addition, the Third Amendment modified certain financial covenants under the Credit Agreement, including establishing the financial maximum consolidated leverage ratio for each fiscal quarter through maturity, reducing the minimum consolidated interest coverage ratio for the quarter ended March 31, 2011 and the first three quarters of the fiscal year ending March 31, 2012, permitting the exclusion of the effect of specified levels of restructuring and impairment charges for the fiscal year ended March 31, 2011 and the fiscal year ending March 31, 2012 for the financial covenants impacted by the Company’s EBIT, and excluding the effect of noncash deferred compensation expense up to $2,200 for the quarter ended March 31, 2012 for these same covenants. The Third Amendment also increased the basket for capital expenditures for the year ending March 31, 2012 by $15,000 and permitted the Company to form a subsidiary for a specified business purpose to be funded by up to $1,000 in equity and $30,000 in subordinated note investments by the Company, provided the subsidiary receives either revolving credit financing of up to $200,000 from third parties or issues subordinated notes for an aggregate not to exceed $100,000. The Third Amendment increased the interest rates on base rate and LIBOR loans by 1.0 percentage point and the commitment fee on unborrowed amounts under the facility by 0.25 of a percentage point. In addition, pursuant to the Third Amendment, the Company agreed to grant the lenders a security interest on certain U.S. real estate.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 – Long-Term Debt (continued)

Fourth Amendment. On November 3, 2011, the Company closed the Fourth Amendment to the Credit Agreement that expired March 31, 2013. The amendment permitted the exclusion of specified levels of restructuring and impairment charges from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to March 31, 2012 and permitted the exclusion of specified levels of costs and expenses associated with the commercialization, sale or dissolution of the Company’s Alert business from the financial covenants impacted by the Company’s EBIT for fiscal quarters ending on or prior to December 31, 2011. The amendment also extended to April 30, 2012 the period in which the Company is permitted to form one or more subsidiaries for a specified business purpose to be funded by up to $1,000 in equity and $30,000 in subordinated note investments by the Company, provided the subsidiary or subsidiaries receive revolving credit financing of up to $200,000 from third parties and issue subordinated notes for an aggregate of up to $100,000.

Fifth Amendment. On June 13, 2012, the Company closed the Fifth Amendment to the Credit Agreement whereby the lenders agreed to reduce the Revolving Committed Amount by $40,000 to $250,000 and to extend the term of the facility to April 15, 2014. In addition, the amendment modified certain financial covenants under the Credit Agreement, including modifying the Minimum Consolidated Interest Coverage Ratio for the quarter ended June 30, 2012 and thereafter; modifying the Maximum Consolidated Leverage Ratio for each fiscal quarter through maturity, establishing a Minimum Consolidated EBITDA ratio for each fiscal quarter through maturity, increasing the basket related to Permitted Foreign Subsidiary credit lines to $675,000 with a reduction to $500,000 for each March 31 and eliminating the basket for future Restricted Payments as well as the exception permitting Restricted Payments used to acquire the Company's Senior Notes.

Financial Covenants. Certain financial covenants are based on a rolling twelve month basis and required financial ratios adjust over time in accordance with schedules in the Credit Agreement. After giving effect to all amendments to the Credit Agreement, the requirements of those covenants and financial ratios at March 31, 2013 are as follows:

•	a minimum consolidated interest coverage ratio of not less than 1.90 to 1.00 (1.70 for the quarter ending June 2012 and 1.90 for the quarter ending September 30, 2012 to maturity);

•
a maximum consolidated leverage ratio in an amount not more than a ratio specified for each fiscal quarter as set forth in a schedule, which ratio is 5.90 for the quarter ended March 31, 2013 (7.25 for the quarter ending June 30, 2012, 7.40 for the quarter ending September 30, 2012 and 6.50 for the quarter ending December 31, 2012);

•	a maximum consolidated total senior debt to working capital amount ratio of not more than 0.80 to 1.00; and

•
maximum annual capital expenditures of $59,353 during fiscal year ending March 31, 2013 and $40,000 during any fiscal year thereafter, in each case with a one-year carry-forward for capital expenditures in any fiscal year below the maximum amount.

          The Company continuously monitors compliance with debt covenants. At March 31, 2013 and during the fiscal year, the Company was in compliance with the covenants under the Senior Secured Credit Facility agreement. Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder, which are more stringent than the prior year. As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months. If the Company were unable to maintain compliance with the covenants in the Senior Secured Credit Facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities. If the Company were unable to obtain modification, in a scenario where it is required during fiscal year 2014, the Company could decide to pay off outstanding amounts and terminate the agreement. In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.

Senior Notes
On July 2, 2009, the Company issued $570,000 of 10% Senior Notes due 2016 (the “Senior Notes”) at a price of 95.177% of the face value. On August 26, 2009, the Company issued an additional $100,000 tranche of 10% Senior Notes due 2016 at a price of 97.500% of the face value. These additional notes form part of the same series as the Senior Notes issued on July 2, 2009. The Senior Notes are required to be guaranteed by any “material domestic subsidiaries” of the Company as defined in the indenture governing the Senior Notes. The Company does not have a “material domestic subsidiary” at March 31, 2013. Commencing July 15, 2013, the Senior Notes may be redeemed by the Company at a price equal to 105% of the aggregate principal amount thereof.

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

Other Senior Notes and Senior Subordinated Notes
During fiscal 2011, the Company purchased $23,635 of its 8 1/2% Senior Notes due 2012 on the open market. All purchased securities were cancelled leaving $6,000 of the 8 ½% senior notes outstanding at March 31, 2011. Associated cash premiums and other costs paid were $650. Deferred financing costs and amortization of original issue discount of $282 were accelerated. During fiscal 2013, the remaining $6,000 of the 8 1/2% senior notes matured and were repaid.

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

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2013, the Company had approximately $356,836 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $647,806 subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $10,557 available in unused letter of credit capacity with $4,138 issued but unfunded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Long-Term Foreign Seasonal Borrowings
The Company has foreign seasonal borrowings with original maturities greater than one year. At March 31, 2013 and 2012, approximately $5,173 and $88,226 was drawn and outstanding with maximum capacity totaling $25,000 and $125,000, respectively. During fiscal 2013, the Company terminated a long-term foreign seasonal borrowing which resulted in accelerated recognition of $1,195 of related deferred financing costs. Certain of these foreign seasonal borrowings at March 31, 2013 and 2012 are secured by certain of the subsidiary borrowers' accounts receivable and inventories totalling $7,520 and $38,596, respectively and restrict the payment of dividends by the subsidiary borrower during the term of the agreement. The Company records outstanding borrowings under its foreign seasonal revolver agreement as long-term as the Company intends to extend repayment terms to the maturity date in accordance with the agreement.

Dividends
The Fifth Amendment to the Credit Agreement eliminated the basket for restricted payments for the term of the Credit Agreement and accordingly, the Company may not pay any dividends under the Credit Agreement for its remaining term. In addition, the indenture governing the Senior Notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2013, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

Summary of Debt
All debt agreements contain cross-default or cross-acceleration provisions. The following table summarizes the Company’s debt financing as of March 31, 2013:

			March 31, 2013
	Outstanding		Lines and
	March 31, 2012	March 31, 2013	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2014	2015	2016	2017	2018	Later
Senior secured credit facility:
Revolver (1)	$—	$95,000	$155,000	6.0%	(2)	$—	$95,000	$—	$—	$—	$—
Senior notes:
10% senior notes due 2016 (4)	615,189	619,016	—	10.0%		—	—	—	619,016	—	—
8 ½% senior notes due 2012	6,000	—	—	8.5%		—	—	—	—	—	—
	621,189	619,016	—			—	—	—	619,016	—	—
5 ½% convertible senior subordinated notes due 2014	115,000	115,000	—	5.5%		—	115,000	—	—	—	—
Long-term foreign seasonal borrowings	88,226	5,173	19,827	3.9%	(2)	5,173	—	—	—	—	—
Other long-term debt	4,088	3,030	1,121	7.2%	(2)	1,176	933	363	283	—	275
Notes payable to banks (3)	374,532	356,836	276,275	4.3%	(2)	—	—	—	—	—	—
Total debt	$1,203,035	$1,194,055	452,223			$6,349	$210,933	$363	$619,299	$—	$275
Short term	$374,532	$356,836
Long term:
Long term debt current	$7,050	$6,349
Long term debt	821,453	830,870
	$828,503	$837,219
Letters of credit	$7,239	$4,138	10,557
Total credit available			$462,780
(1)  As of March 31, 2013, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2013.
(3)  Primarily foreign seasonal lines of credit.
(4) Repayment of $619,016 is net of original issue discount of $15,984. Total repayment will be $635,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 9 - Long-Term Leases

The Company has operating leases for land, buildings, automobiles and other equipment. Rent expense for all operating leases was $21,853, $21,359 and $16,400 for the years ended March 31, 2013, 2012 and 2011, respectively. Minimum future obligations are as follows:

Operating Leases
2014	$12,467
2015	10,012
2016	7,985
2017	6,080
2018	4,268
Remaining	10,162
$50,974

Note 10 – Equity in Net Assets of Investee Companies

The Company has equity basis investments in companies located in Asia which purchase and process tobacco. The Asia investees and ownership percentages are as follows: Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%. Summarized financial information for these investees for fiscal years ended March 31, 2013, 2012 and 2011 follows:

	Years Ended March 31,
Operations Statement Information	2013	2012	2011
Sales	$125,621	$119,252	$112,362
Gross profit	13,888	9,191	15,057
Net income	3,341	147	5,026
Company's dividends received	998	1,480	—

	March 31,
Balance Sheet Information	2013	2012
Current assets	$66,670	$63,732
Property, plant and equipment and other assets	35,177	35,697
Current liabilities	50,086	47,766
Long-term obligations and other liabilities	2,811	4,019
Interests of other shareholders	24,965	24,299
Company’s interest	23,986	23,346

Note 11 – Stock – Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Awards granted are recognized as compensation expense based on the grant-date fair value estimated in accordance with generally accepted accounting principles.
          The table below summarizes certain data for the Company’s stock based compensation plans:

	Year Ended March 31,
	2013	2012	2011
Compensation expense for all stock based compensation plans	$4,520	$2,618	$4,609
Tax (expense) benefits for stock-based compensation	$—	$—	$—
Intrinsic value of stock options exercised	$—	$—	$22
Fair value of stock options vested	$1,230	$1,477	$189

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007 and amended the plan at its Annual Meeting of Shareholders on August 11, 2011 and August 6, 2009. The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company. A maximum of 13,900 shares may be granted under the plan as amended. However, the August 11, 2011 amendment requires that the shares available for grant be reduced by twice the number of shares issued for any awards other than options or stock appreciation rights. This has resulted in decreasing the shares available to grant by 314. As of March 31, 2013, 14,798 equity awards have been granted, 6,092 equity awards have been cancelled and 1,525 vested under the 2007 Plan, leaving 4,880 shares available for future awards under the 2007 Plan. Total equity awards outstanding are 7,611 inclusive of 7,180 awards granted and outstanding under the 2007 plan and 431 awards granted under prior plans. Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans. Individual types of awards are discussed in greater detail below.

Stock Option Awards
Stock options allow for the purchase of common stock at a price determined at the time the option is granted. Stock options generally vest ratably over four years and generally expire after ten years. The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience. The fair value is then recognized as compensation expense ratably over the vesting term of the options. There were 3,350 and 2,835 stock options granted during fiscal year 2013 and 2011. No stock options were granted during 2012.

          Assumptions used to determine the fair value of options issued in 2013 and 2011 include the following:

	2013	2011
Grant Price	$3.45	$3.97
Exercise Price	$6.00	$6.00
Expected Life in Years	6 to 6.50	6.50
Annualized Volatility	60.9%	59.2%
Annual Dividend Rate	0.00%	0.00%
Risk Free Rate	1.25%	2.48%
Fair Value	$5,243	$5,540

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2010	2,157	6.24
Granted	2,835	6.00
Exercised	(35)	2.98
Forfeited	(433)	6.91
Outstanding at March 31, 2011	4,524	6.05
Forfeited	(203)	5.98
Expired	(130)	6.86
Outstanding at March 31, 2012	4,191	6.03
Granted	3,350	6.00
Forfeited	(412)	5.38
Expired	(119)	6.26
Outstanding at March 31, 2013	7,010	6.05	7.87	$1
Vested and expected to vest at March 31, 2013	6,786	6.05	7.85	$1
Exercisable at March 31, 2013	2,119	6.16	6.01	$1

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

Stock Option Awards (continued)
          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options. The expense related to stock option awards for 2013, 2012, and 2011 was $3,203, $907, and $2,874, respectively. Options exercised in 2011 were purchased by the tender of existing shares of option holders. There were no options exercised in 2013 and 2012.
          The table below shows the movement in unvested options from March 31, 2012 to March 31, 2013.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2012	2,260	1.95	$4,416
Granted	3,350	1.57	5,243
Forfeited	(70)	1.79	(125)
Vested	(649)	1.89	(1,229)
Unvested March 31, 2013	4,891	1.70	$8,305

          As of March 31, 2013, there is $4,622 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 3.68 years.

Restricted Stock
Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. The fair value of restricted shares is determined on grant date and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2010	398	5.51
Granted	143	3.34
Vested	(258)	6.08
Forfeited	(27)	5.06
Restricted at March 31, 2011	256	3.77
Granted	146	3.27
Vested	(185)	3.60
Forfeited	(13)	4.15
Restricted at March 31, 2012	204	3.55
Granted	167	2.89
Vested	(204)	3.55
Restricted at March 31, 2013	167	2.89

          As of March 31, 2013, there was $173 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through August 9, 2013. Expense recognized due to the vesting of restricted stock awards was $502, $550 and $559 for the years ended March 31, 2013, 2012 and 2011, respectively.

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

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2010	188	4.36
Granted	959	4.57
Vested	(5)	4.59
Forfeited	(253)	4.58
Outstanding as of March 31, 2011	889	4.53
Vested	(251)	4.55
Forfeited	(50)	4.56
Outstanding as of March 31, 2012	588	4.51
Vested	(138)	4.39
Forfeited	(16)	4.37
Outstanding as of March 31, 2013	434	4.56
          As of March 31, 2013, there was $457 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through February 9, 2014. Expense recognized due to the vesting of these awards was $815, $1,322 and $829 during the years ended March 31, 2013, 2012 and 2011 respectively.

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

Performance Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2010	2,767	4.30
Vested	(291)	4.47
Forfeited	(496)	4.02
Shares not vesting due to performance	(803)	4.47
Outstanding as of March 31, 2011	1,177	4.26
Forfeited	(1,177)	4.26
Outstanding as of March 31, 2012	—	—
Outstanding as of March 31, 2013	—	—
          As of March 31, 2013, the Company has no performance shares expected to vest. Expense recognized due to the expected vesting of this type of award was $163 for the year ended March 31, 2011. There was no expense recognized for the years ended March 31, 2013 and 2012.

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

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2010	150	4.47
Granted	2,097	4.56
Vested	(40)	4.47
Forfeited	(698)	4.59
Shares not vesting due to Performance	(110)	4.47
Outstanding as of March 31, 2011	1,399	4.55
Forfeited	(175)	4.59
Outstanding as of March 31, 2012	1,224	4.54
Forfeited	(8)	4.59
Shares not vesting due to performance	(1,216)	4.54
Outstanding as of March 31, 2013	—	—

          As of March 31, 2013, the Company anticipates that no performance-based restricted stock units will vest. Expense (income) recognized due to the expected vesting of these awards were $(161) and $184 during the years ended 2012 and 2011, respectively. There was no expense recognized for the year ending March 31, 2013.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2013, 2012 and 2011, the Company’s unrecognized tax benefits totaled $7,874, $11,804 and $9,019, respectively, all of which would impact the Company’s effective tax rate if recognized. The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2013, 2012 and 2011:

	2013	2012	2011
Balance at April 1	$11,804	$9,019	$9,004
Increase for current year tax positions	1,661	58	3,500
Increases (reductions) for prior year tax positions	(1,960)	3,030	5,539
Impact of changes in exchange rates	(131)	(303)	(63)
Reduction for settlements	(3,500)	—	(8,961)
Balance at March 31	$7,874	$11,804	$9,019

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2013 and 2012, the Company accrued (reduced) interest, penalties and related exchange losses related to unrecognized tax benefits by $(7,851) and $1,176, respectively. As of March 31, 2013, accrued interest and penalties totaled $822 and $1,207, respectively. During the year ending March 31, 2013, the Company reduced its accrued interest and penalties for $5,038 related to the expiration of statute of limitations. As of March 31, 2012, accrued interest and penalties totaled $8,690 and $1,190, respectively.
         During the fiscal year ending March 31, 2013, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, decreased from $21,683 to $9,902. The decrease relates to settlements of approximately $3,500, expiration of statute of limitations of approximately $6,411, and current period activity of approximately $4,184 partially offset by increases related to adoption of new positions of approximately $2,315.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2013, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision
The components of income before income taxes, equity in net income of investee companies and minority interests consisted of the following:

	Years Ended March 31,
	2013	2012	2011
U.S.	$(44,731)	$(21,923)	$(51,092)
Non-U.S.	95,798	76,081	83,941
Total.	$51,067	$54,158	$32,849

         The details of the amount shown for income taxes in the Statements of Consolidated Operations follow:

	Years Ended March 31,
	2013	2012	2011
Current
Federal	$(2,723)	$—	$472
State	—	—	—
Non-U.S.	5,999	31,798	7,346
	$3,276	$31,798	$7,818
Deferred
Federal	$3,466	$—	$97,311
State	—	—	631
Non-U.S.	21,250	(6,759)	1,700
	$24,716	$(6,759)	$99,642
Total	$27,992	$25,039	$107,460

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
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
         The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2013	2012	2011
Tax expense at U.S. statutory rate	$17,873	$18,955	$11,497
Effect of non-U.S. income taxes	(1,921)	(4,712)	(7,322)
Goodwill amortization	—	—	(4,640)
Change in valuation allowance	26,598	1,617	111,679
Increase (decrease) in reserves for uncertain tax positions	(11,781)	3,452	4,489
Exchange effects and currency translation	(1,482)	3,958	(7,120)
Permanent items	(1,295)	1,769	(1,123)
Actual tax expense	$27,992	$25,039	$107,460

         The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2013	March 31, 2012
Deferred tax liabilities:
Intangible assets	$7,764	$8,404
Fixed assets	7,192	10,662
Total deferred tax liabilities	$14,956	$19,066
Deferred tax assets:
Reserves and accruals	$(44,030)	$(58,786)
Tax credits	(52,965)	(48,897)
Tax loss carryforwards	(84,188)	(64,624)
Derivative transactions	(5,947)	(10,775)
Postretirement and other benefits	(35,858)	(32,361)
Unrealized exchange loss	(9,208)	(14,530)
Other	(12,279)	(14,713)
Gross deferred tax assets	(244,475)	(244,686)
Valuation allowance	168,489	143,345
Total deferred tax assets	$(75,986)	$(101,341)
Net deferred tax asset	$(61,030)	$(82,275)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2013	March 31, 2012
Current asset	$(16,776)	$(23,855)
Current liability	5,395	5,464
Non-current asset	(56,045)	(73,378)
Non-current liability	6,396	9,494
Net deferred tax asset	$(61,030)	$(82,275)

         The current portion of deferred tax liability is included in income taxes.
         During the year ended March 31, 2013, the net deferred tax asset balance increased by $3,470 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in equity as part of Other Comprehensive Income (Loss), release of tax reserves and currency translation adjustments.
         For the year ended March 31, 2013, the valuation allowance increased by $25,144 which is inclusive of $1,959 related to adjustments in other comprehensive income and $(3,412) related primarily to currency translation adjustments. The valuation allowance increased primarily due to U.S. federal, U.S state and non-U.S. tax losses. The valuation allowance is based on the Company's assessment that it is more likely than not that certain deferred tax assets, primarily foreign tax credits and net operating loss carryovers, will not be realized in the foreseeable future. Recent years' cumulative losses incurred in the United States as of March 31, 2013, combined with the effects of certain changes in the market, provide significant objective negative evidence in the evaluation of whether the U.S. entity will generate sufficient taxable income to realize the tax benefits of the deferred tax assets. This negative evidence carries greater weight than the more subjective positive evidence of favorable future projected income in the assessment of whether realization of the tax benefits of the deferred tax assets is more likely than not. Therefore, based on the weight of presently objectively verifiable positive and negative evidence, it is management's judgment that realization of the tax benefits of the deferred tax assets is less than more likely than not.
         At March 31, 2013, the Company has U.S federal tax loss carryovers of $147,632, non-U.S. tax loss carryovers of $72,930, and U.S. state tax loss carryovers of $282,471. The U.S. federal tax loss carryovers will expire in 2030 and thereafter. Of the non-U.S. tax loss carryovers, $37,809 will expire within the next five years, $3,574 will expire in later years, and $31,548 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $61,644 will expire within the next five years and $220,827 will expire thereafter. At March 31, 2013, the Company has foreign tax credit carryovers in the United States of $49,153 that will substantially expire in 2016.
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
         No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $396,971 at March 31, 2013 and $316,046 at March 31, 2012 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

Note 13 – Employee Benefits

Retirement Benefits
The Company has multiple benefit plans at several locations. The Company has a defined benefit plan that provides retirement benefits for substantially all U.S. salaried personnel based on years of service rendered, age and compensation. The Company also maintains various other Excess Benefit and Supplemental Plans that provide additional benefits to (1) certain individuals whose compensation and the resulting benefits that would have actually been paid are limited by regulations imposed by the Internal Revenue Code and (2) certain individuals in key positions. In addition, a Supplemental Retirement Account Plan ("SRAP"), a defined contribution program, is maintained.
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
         A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2013 and 2012, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2013	2012	2013	2012
Change in Benefit Obligation
Benefit obligation, beginning	$104,686	$96,233	$61,565	$67,872
Service cost	1,752	1,807	288	362
Interest cost	4,289	4,782	3,046	3,410
Plan amendments	—	1,496	—	—
Plan curtailments	—	—	—	(6,455)
Actuarial losses	5,319	7,638	11,726	1,654
Settlements/special termination benefits	—	—	(376)	956
Effects of currency translation	—	—	(1,920)	(1,045)
Benefits paid	(8,554)	(7,270)	(3,645)	(5,189)
Benefit obligation, ending	$107,492	$104,686	$70,684	$61,565

Change in Plan Assets
Fair value of plan assets, beginning	$45,087	$45,256	$42,831	$41,554
Actual return on plan assets	3,299	910	4,234	1,111
Employer contributions	5,410	6,191	3,963	5,388
Plan settlements	—	—	(420)	—
Effects of currency translation	—	—	(1,360)	(33)
Benefits paid	(8,554)	(7,270)	(3,645)	(5,189)
Fair value of plan assets, ending	$45,242	$45,087	$45,603	$42,831
Net amount recognized	$(62,250)	$(59,599)	$(25,081)	$(18,734)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2013	2012	2013	2012
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$(3,057)	$(2,784)	$(2,517)	$(2,091)
Accrued noncurrent benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(59,193)	(56,815)	(22,564)	(16,643)
Net amount recognized	$(62,250)	$(59,599)	$(25,081)	$(18,734)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
         The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2013	2012	2013	2012
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$107,492	$104,686	$70,684	$61,565
Accumulated benefit obligation	104,087	102,455	68,361	59,759
Fair value of plan assets	45,242	45,087	45,603	42,831

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2013	2012	2011	2013	2012	2011
Service cost	$1,752	$1,807	$2,113	$288	$362	$1,108
Interest cost	4,289	4,782	4,879	3,046	3,410	3,951
Expected return on plan assets	(3,313)	(3,663)	(3,190)	(2,945)	(2,859)	(2,567)
Amortization of actuarial losses	1,509	914	1,066	479	247	276
Amortization of prior service cost	204	88	4	16	16	19
Curtailment gain	—	—	—	(27)	(4,989)	—
Special termination benefits	—	—	259	45	956	1,012
Effects of settlement	—	—	—	—	—	(56)
Net periodic pension cost	$4,441	$3,928	$5,131	$902	$(2,857)	$3,743

          The amounts showing in other comprehensive income at March 31, 2013, March 31, 2012 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$(2,413)	$4,813	$2,400
Net actuarial losses	(41,674)	(6,514)	(48,188)
Deferred taxes	10,572	(535)	10,037
Balance at March 31, 2012	$(33,515)	$(2,236)	$(35,751)
Prior service credit (cost)	$222	$(1,677)	$(1,455)
Net actuarial losses	(13,359)	(132)	(13,491)
Deferred taxes	1,136	93	1,229
Total change for 2013	$(12,001)	$(1,716)	$(13,717)
Prior service credit (cost)	$(2,191)	$3,136	$945
Net actuarial losses	(55,033)	(6,646)	(61,679)
Deferred taxes	11,708	(442)	11,266
Balance at March 31, 2013	$(45,516)	$(3,952)	$(49,468)

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
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)

          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2013	2012	2011	2013	2012	2011
Discount rate	4.30%	5.20%	5.50%	5.22%	6.21%	6.35%
Rate of increase in future compensation	4.00%	4.00%	5.00%	4.45%	4.96%	5.02%
Expected long-term rate of return on plan assets	7.75%	8.00%	8.00%	6.93%	6.94%	6.85%

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
          The following assumptions were used to determine the benefit obligations disclosed for the pension plans at March 31, 2013 and 2012:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2013	2012	2013	2012
Discount rate	3.86%	4.30%	4.31%	5.22%
Rate of increase in future compensation	4.00%	4.00%	4.36%	4.45%

          Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2014 is $(2,003) and $(1,235), respectively.

Plan Assets
The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2013 and 2012 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31, 2013	March 31,		March 31,
(percentages)		2013	2012	2013	2012
Asset Category:
Cash and cash equivalents	—%	2.3%	2.1%	2.0%	1.4%
Equity securities	37.0	35.9	54.9	61.1	60.4
Debt securities	24.0	22.2	23.7	31.1	26.6
Real estate and other investments	39.0	39.6	19.3	5.8	11.6
Total	100.0%	100.0%	100.0%	100.0%	100.0%

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

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,028	$445	$583	$—
U.S. equities / equity funds	8,403	8,403	—	—
International equities / equity funds	7,827	7,827	—	—
U.S. fixed income funds	8,492	8,492	—	—
International fixed income funds	1,614	1,614	—	—
Other investments:
Diversified funds	13,100	12,935	—	165
Real estate	4,801	—	—	4,801
Total	$45,265	$39,716	$583	$4,966

U.S. Pension Plans	March 31, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$942	$19	$923	$—
U.S. equities / equity funds	12,716	12,716	—	—
International equities / equity funds	12,098	12,098	—	—
U.S. fixed income funds	8,641	8,641	—	—
International fixed income funds	2,082	2,082	—	—
Other investments:
Diversified funds	4,215	3,945	—	270
Real estate	4,470	—	—	4,470
Total	$45,164	$39,501	$923	$4,740

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)

Non-U.S. Pension Plans	March 31, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$917	$917	$—	$—
U.S. equities / equity funds	7,453	7,453	—	—
International equities / equity funds	12,074	3,943	8,131	—
Global equity funds	8,431	—	8,431	—
International fixed income funds	2,716	2,716	—	—
U.S. fixed income funds	6,590	—	6,590	—
Global fixed income funds	4,911	1,132	3,779	—
Other investments:
Diversified funds	1,782	1,782	—	—
Real estate equities	857	857	—	—
Total	$45,731	$18,800	$26,931	$—

Non-U.S. Pension Plans	March 31, 2012
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$607	$607	$—	$—
U.S. equities / equity funds	7,628	7,628	—	—
International equities / equity funds	11,114	4,077	7,037	—
Global equity funds	7,185	—	7,185	—
International fixed income funds	5,092	—	5,092	—
U.S. fixed income funds	2,724	2,724	—	—
Global fixed income funds	3,621	1,288	2,333	—
Other investments:
Diversified funds	4,074	1,830	—	2,244
Real estate equities	917	917	—	—
Total	$42,962	$19,071	$21,647	$2,244

          The fair value hierarchy is described in Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements."
          A reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2013 is as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	Diversified funds	Real estate	Total Level 3 Plan assets	Diversified funds	Total Level 3 Plan assets
Fair value, March 31, 2011	$505	$3,793	$4,298	$2,245	$2,245
Total gains (losses) (unrealized/realized)	(15)	452	437	10	10
Purchases, sales and settlements net	(220)	225	5	—	—
Exchange rate changes	—	—	—	(11)	(11)
Fair value, March 31, 2012	270	4,470	4,740	2,244	2,244
Total gains (unrealized/realized)	5	331	336	255	255
Purchases, sales and settlements net	(110)	—	(110)	(2,387)	(2,387)
Exchange rate changes	—	—	—	(112)	(112)
Fair value, March 31, 2013	$165	$4,801	$4,966	$—	$—
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

Cash Flows

Contributions
The Company expects to contribute $5,512 to its U.S. benefits plans and $4,776 to its non-U.S. benefit plans in fiscal 2014.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31, 2013	March 31, 2013	March 31, 2013	March 31, 2013
2014	$10,249	$4,471	$750	$136
2015	8,545	3,037	727	134
2016	7,190	3,007	706	129
2017	6,917	3,031	695	122
2018	7,192	3,205	675	113
Years 2019-2023	36,762	20,888	3,131	390

          The Company sponsors 401-k savings plans for most of its salaried employees located in the United States. The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008. The Company also maintains defined contribution plans at various foreign locations. The Company’s contributions to the defined contribution plans were $5,056 in 2013, $4,705 in 2012 and $4,531 in 2011.

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
          The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2013	2012
Discount rate	9.00%	9.42%
Health care cost trend rate assumed for next year	7.88%	6.90%
Ultimate trend rate	7.88%	6.90%
          A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.
          For 2013 and 2012, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.
          Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts. For 2013 the additional cost related to these contracts was $82.
          Prior service credits of $1,640 and unrecognized net actuarial losses of $490 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2014.
          A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31, 2013	March 31, 2012	March 31, 2013	March 31, 2012

Change in Benefit Obligation
Benefit obligation, beginning	$10,262	$9,484	$2,124	$1,895
Service cost	57	68	5	4
Interest cost	434	481	175	173
Effect of currency translation	—	—	(188)	(182)
Actuarial losses	372	872	249	342
Benefits paid	(1,130)	(643)	(148)	(108)
Benefit obligation, ending	$9,995	$10,262	$2,217	$2,124
Change in Plan Assets
Fair value of plan assets, beginning	$—	$—	$—	$—
Employer contributions	1,130	643	148	108
Benefits paid	(1,130)	(643)	(148)	(108)
Fair value of plan assets, ending	$—	$—	$—	$—
Net amount recognized	$(9,995)	$(10,262)	$(2,217)	$(2,124)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2013	2012	2013	2012
Amounts Recognized in the Consolidated Balance Sheet Consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$(750)	$(797)	$(136)	$(140)
Accrued non-current benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(9,245)	(9,465)	(2,081)	(1,984)
Net amount recognized	$(9,995)	$(10,262)	$(2,217)	$(2,124)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Postretirement Health and Life Insurance Benefits (continued)
          There are no plan assets for 2013 or 2012. Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2013	2012	2011	2013	2012	2011
Service cost	$57	$68	$75	$5	$4	$6
Interest cost	434	481	511	175	173	162
Prior service credit	(1,622)	(1,622)	(1,622)	(18)	(21)	(21)
Actuarial losses (gains)	460	407	434	6	(1)	(1)
Net periodic benefit costs (income)	$(671)	$(666)	$(602)	$168	$155	$146

          The Company continues to evaluate ways to better manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense. The Company expects to contribute $885 to its combined U.S. and non-U.S. postretirement benefit plans in fiscal 2014.
          Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements. For these foreign plans, the cost of benefits charged to income was not material in 2013, 2012 and 2011.

Note 14 – Segment Information

The Company purchases, processes, sells, and stores leaf tobacco. Tobacco is purchased in more than 35 countries and shipped to approximately 90 countries. The sales, logistics and billing functions of the Company are primarily concentrated in service centers outside of the producing areas to facilitate access to our major customers. Within certain quality and grade constraints, tobacco is fungible and, subject to these constraints, customers may choose to fulfill their needs from any of the areas where the Company purchases tobacco.
          Management evaluates performance using information included in management reports. Beginning April 1, 2012, management began evaluating its Value Added Services business as a separate operating segment from its five geographic operating segments of Africa, Asia, Europe, North America and South America. Value Added Services is comprised of the Company's crushed rolled expanded stem (CRES), cut rag, toasted burley and other specialty products and services. In reviewing these operations, the Company concluded that the economic characteristics of South America and Value Added Services were dissimilar from the other operating segments. Based on this fact, the Company is disclosing South America and Value Added Services separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions.” The Company concluded that these operating segments have similar long term financial performance and similar economic characteristics in each of the following areas:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Analysis of Segment Operations	2013	2012	2011
Sales and other operating revenues:
South America	$684,865	$622,923	$714,371
Value Added Services	130,382	155,928	148,090
Other Regions	1,428,569	1,371,916	1,231,601
Total revenue	$2,243,816	$2,150,767	$2,094,062
Operating income:
South America	$69,565	$47,630	$62,577
Value Added Services	15,157	20,666	20,277
Other Regions	75,550	86,517	50,020
Total operating income	160,272	154,813	132,874
Debt retirement expense	1,195	—	4,584
Interest expense	114,557	106,804	102,696
Interest income	6,547	6,149	7,255
Income before income taxes and other items	$51,067	$54,158	$32,849

	Years Ended March 31,
Analysis of Segment Assets	2013	2012	2011
Segment assets:
South America	$616,946	$534,169	$690,428
Value Added Services	197,959	118,138	98,085
Other Regions	1,096,674	1,297,538	1,019,817
Total assets	$1,911,579	$1,949,845	$1,808,330
Trade and other receivables, net
South America	$35,627	$57,223	$72,926
Value Added Services	15,129	20,408	20,367
Other Regions	173,466	225,459	186,611
Total trade and other receivables, net	$224,222	$303,090	$279,904
Goodwill:
Value Added Services	$1,202	$1,202	$1,202
Other Regions	1,592	1,592	1,592
Total Goodwill	$2,794	$2,794	$2,794
Equity in net assets of investee companies:
Other Regions	$23,986	$23,346	$24,753
Depreciation and amortization:
South America	$12,107	$11,242	$8,933
Value Added Services	1,306	824	716
Other Regions	20,398	21,077	18,567
Total depreciation and amortization	$33,811	$33,143	$28,216
Capital expenditures:
South America	$5,038	$15,655	$49,289
Value Added Services	4,048	4,030	—
Other Regions	33,717	22,662	21,319
Total capital expenditures	$42,803	$42,347	$70,608

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

	Years Ended March 31,
Sales by Destination	2013	2012	2011
Sales and Other Operating Revenues:
United States	$423,617	$428,039	$302,992
China	308,935	207,086	167,676
Belgium	185,668	221,295	274,534
Russia	147,283	92,201	153,646
Indonesia	109,983	72,411	81,808
Germany	93,990	98,642	123,858
Netherlands	79,395	69,235	107,908
Poland	58,537	51,723	75,429
Egypt	54,863	81,156	44,906
Other	781,545	828,979	761,305
	$2,243,816	$2,150,767	$2,094,062

Sales and Other Operating Revenues to Major Customers
Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International Inc., Japan Tobacco Inc., Imperial Tobacco Group PLC and China Tobacco International Inc. for the year ended March 31, 2013; Philip Morris International, Inc., Japan Tobacco Inc. and Imperial Tobacco Group PLC for the year ended March 31, 2012; and Philip Morris International, Inc., Japan Tobacco Inc. and British American Tobacco p.l.c. for the year ended March 31, 2011.

	Years Ended March 31,
Property, Plant and Equipment by Location	2013	2012	2011
Property, Plant and Equipment, Net:
United States	$45,213	$37,658	$36,607
Brazil	99,492	104,882	85,498
Turkey	25,666	26,362	28,512
Malawi	28,683	27,918	31,077
Tanzania	24,568	22,490	14,212
Europe	20,370	18,910	18,758
Argentina	7,909	8,071	8,714
Asia	8,436	9,318	9,839
Other	10,641	4,070	3,871
	$270,978	$259,679	$237,088

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
          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange gains (losses) in 2013, 2012 and 2011 were $(5,662), $(8,810) and $8,387, respectively, and are included in the respective statements of income in cost of sales and income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 16 – Contingencies and Other Information

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $6,542 and the total assessment including penalties and interest at March 31, 2013 is $16,553. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $16,583. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
          In 1969, the Brazilian government created a tax credit program that allowed companies to earn IPI tax credits (“IPI credits”) based on the value of their exports. The government began to phase out this program in 1979, which resulted in numerous lawsuits between taxpayers and the Brazilian government. The Company has a long legal history with respect to credits it earned while the IPI credit program was in effect. In 2001, the Company won a claim related to certain IPI credits it earned between 1983 and 1990. The Brazilian government appealed this decision and numerous rulings and appeals were rendered on behalf of both the government and the Company from 2001 through 2013. Because of this favorable ruling, the Company began to use these earned IPI credits to offset federal taxes in 2004 and 2005, until it received a Judicial Order to suspend the IPI offsetting in 2005. The value of the federal taxes offset in 2004 and 2005 was $24,142 and the Company established a reserve on these credits at the time of offsetting as they were not yet realizable due to the legal uncertainty that existed. Specifically, the Company extinguished other federal tax liabilities using IPI credits and recorded a liability in Pension, Postretirement and Other Long-Term Liabilities to reflect that the credits were not realizable at that time due to the prevalent legal uncertainty. On March 7, 2013, the Brazilian Supreme Court rendered a final decision in favor of the Company that recognized the validity of the IPI credits and secured the Company's right to benefit from the IPI credits earned from March 1983 to October 1990. This final decision expressly stated the Company has the right to the IPI credits. The Company estimates the total amount of the IPI credits to be approximately $94,316 at March 31, 2013. Since the March 2013 ruling definitively (without the government's ability to appeal) granted the Company the ownership of the IPI credits generated between 1983 and 1990 the Company believes the amount of IPI credits that were used to offset other federal taxes in 2004 and 2005 are realizable beyond a reasonable doubt. Accordingly, and at March 31, 2013, the Company recorded the $24,142 IPI credits it realized in the Statements of Consolidated Operations in Other Income. No further benefit has been recognized pending the outcome of the judicial procedure to ascertain the final amount as those amounts have not yet been realized.

Other
In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy.  In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4,415 (US $5,641) in the aggregate.  In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24,000 (US $28,800) in the aggregate.  With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry.  The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions with the European Court of Justice (the “ECJ”).  On July 19, 2012, the ECJ denied the Company's appeal in joined cases C-628/10 and C-14/11 relating to a €1,800 fine imposed by the EC on one of the Company's Spanish subsidiaries, and as to which the EC further imposed joint and several parent-company liability on the Company and such subsidiary's other shareholders (being a corporate predecessor of the Company, and a current subsidiary of the Company), which matter is now concluded.  In appeals relating to a different Spanish subsidiary involving the remainder of the above-referenced €4,415 in fines, a hearing before the ECJ in case C-679/11 P regarding joint and several parent-company liability was held on January 10, 2013, while the appeal in case C-668/11 P relating to the underlying liability of the relevant Spanish subsidiary is proceeding without a hearing.  On December 13, 2012, the ECJ denied the Company's appeals in cases C-593/11 P and C-654/11 P, which relate to the above-referenced €24,000 in fines assessed against the Company and its Italian subsidiaries, and those actions are now concluded. A hearing before the ECJ in case C-652/11 P relating to the appeal of one of the Company's Italian subsidiaries which had been individually fined €3,990 (for which the Company was held jointly liable and which amount is included in the €24,000 in fines assessed against the Company and its subsidiaries referenced above) was held on October 15, 2012, and the ECJ has referred the case back to the European General Court for further proceedings. The outcome of each of the remaining pending actions is uncertain as to both timing and results.

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
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US $9,454) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
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
          The Company was named as one of several defendants in Hupan, et al. v. Alliance One International, Inc., et al., Chalanuk, et al. v. Alliance One International, Inc., et al., and Rodriquez Da Silva, et al., which are distinct but related lawsuits respectively filed in New Castle County, Delaware state court on February 14, 2012, April 5, 2012 and October 25, 2012. The lawsuits were brought by approximately 230 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaints sought compensatory and punitive damages from the Company, and from other multinational defendants, under U.S. and Argentine law for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. In December 2012, in each of these actions the Company was dismissed without prejudice and without any cost to the Company. The Company is also aware of a complaint filed March 1, 2013 in New Castle County, Delaware state court captioned Aranda, et al. v. Alliance One International, Inc., et al., which names the Company as one of several defendants but which has not been served on the Company. Such complaint names as plaintiffs sixty-four additional individuals who are also alleged to be tobacco farmers and their family members residing in Misiones Province, Argentina, and alleges injuries and seeks remedies similar to the three actions referenced above. In May 2013, the Company was dismissed from such action without prejudice and without any cost to the Company.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables

The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit of this facility was increased from $125,000 to $250,000 in March 2012. The cost for increasing this facility was $1,545 and included in Other Income in the Statements of Consolidated Operations in fiscal 2012. The Company incurred program costs of $2,100 during the year ending March 31, 2013 which were included in Other Income in the Statements of Consolidated Operations. The program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of .5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Statements of Consolidated Operations.
          The agreements for the second and third securitization programs were executed on September 28, 2011and March 28, 2013 between the Company and unaffiliated financial institutions. These programs also allow the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. These are uncommitted programs, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. For the year ended March 31, 2013, the expense for the servicing liability was $221 and included in Other Income in the Statements of Consolidated Operations. The liability is recorded in Accrued Expenses and other Current Liabilities in the Consolidated Balance Sheets. As receivables sold under these facilities were settled in fiscal 2013, the servicing liability was reduced by $55 and included in Selling, General and Administrative Expenses in the Statements of Consolidated Operations. The investment limits under the September 28, 2011 and March 28, 2013 agreements are $35,000 and $85,000 respectively. The cost for entering the March 28, 2013 program was $1,220 and is included in Other Income in the Statements of Consolidated Operations in fiscal 2013.
          Under the programs, all of the receivables sold for cash are removed from the Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Statements of Consolidated Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2013, Trade and Other Receivables, Net in the Consolidated Balance Sheets has been reduced by $12,316 as a result of the net settlement. See Note 18 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income in the Statements of Consolidated Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables (continued)
          The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2013	2012
Receivables outstanding in facility as of March 31:	$156,633	$182,856

Beneficial interest as of March 31	$31,992	$25,864

Servicing Liability as of March 31	$166	$45

Cash proceeds for the twelve months ended March 31:
Cash purchase price	$643,399	$638,975
Deferred purchase price	287,027	274,194
Service fees	644	562
Total	$931,070	$913,731

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

Debt
The fair value of debt is measured for purpose of disclosure. Debt is shown at historical value in the Consolidated Balance Sheets. When possible, to measure the fair value of its debt the Company uses quoted market prices of its own debt with approximately the same remaining maturities. When this is not possible, the fair value of debt is calculated using discounted cash flow models with interest rates based upon market based expectations, the Company's credit risk and the contractual terms of the debt instrument. The Company has portions of its debt with maturities of one year or less for which book value is a reasonable approximation of the fair value of this debt. The fair value of debt is considered to fall within Level 2 of the fair value hierarchy as significant value drivers such as interest rates are readily observable. The carrying value and estimated fair value of the Company's Long-Term Debt are shown in the table below.

	March 31,
	2013	2012
Carrying value	$837,219	$828,503
Estimated fair value	877,869	841,558

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  As of March 31, 2013 and March 31, 2012 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions which are not observable, and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2013 by $134 and $268, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco Supplier Guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at March 31, 2013 would change by $512 or $1,024, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Guarantees (continued)
          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at March 31, 2013 would change by $187 or $370, respectively.

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2013			March 31, 2012
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$3,145	$—	$3,145	$312	$—	$312
Securitized beneficial interests	—	31,992	31,992	—	25,864	25,864
Total Assets	$3,145	$31,992	$35,137	$312	$25,864	$26,176
Liabilities
Guarantees	$—	$6,367	$6,367	$—	$5,265	$5,265
Derivative financial instruments	644	—	644	16	—	16
Total liabilities	$644	$6,367	$7,011	$16	$5,265	$5,281

Reconciliation of Change in Recurring Level 3 Balances

          The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2011	$15,797	$4,575
Issuance of guarantees/sales of receivables	242,630	6,061
Settlements	(227,430)	(5,307)
Changes in anticipated loss rate	—	(64)
Losses recognized in earnings	(5,133)	—
Ending Balance March 31, 2012	25,864	5,265
Issuance of guarantees/sales of receivables	286,265	11,116
Settlements	(275,397)	(10,014)
Changes in anticipated loss rate	—	—
Losses recognized in earnings	(4,740)	—
Ending Balance at March 31, 2013	$31,992	$6,367

          The amount of total losses included in earnings for the years ended March 31, 2013 and 2012 attributable to the change in unrealized losses relating to assets still held at the respective dates was $1,538 and $1,373 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 - Fair Value Measurements (continued)

Input Hierarchy of Items Measured at Fair Value on a Non-Recurring Basis

Reconciliation of Change in Recurring Level 3 Balances
Certain assets are not measured at fair value on an ongoing basis but are subject to fair value adjustments subsequent to initial recognition on a non-recurring basis. At times, the Company must record its intrastate tax credits for three Brazilian states at fair value. The Company develops a cash flow model based upon its ability to either sell or utilize the intrastate tax credits. If the credits are sold, this generally occurs at a discounted price. The fair value of these cash flows, net of any sales discount, is then calculated utilizing risk-adjusted discount rates. The inputs for both the sales discount and the risk adjusted discount rate are unobservable Level 3 inputs. During the year ended March 31, 2012, the Company received property in a nonmonetary exchange. The fair value of the property was determined by independent third party real estate appraisals using Level 2 inputs including comparable properties, reproduction cost of a similar asset and the replacement value of an asset similar in function, operational performance and structure.

          The following table summarizes the items measured at fair value on a non-recurring basis:

	March 31, 2012
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Brazil intrastate tax credits	$—	$37,711	$37,711
Property received in non- monetary exchange	26,845	—	26,845
Total Assets	$26,845	$37,711	$64,556

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the periods ended March 31, 2013 and 2012:

	Fair Value at 3/31/2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$31,992	Discounted Cash Flow	Discount Rate	2.32% to 3.48%
			Payment Speed	80 to 138 days
Tobacco Supplier Guarantees	5,119	Historical Loss	Historical Loss	8% to 9.1%
Deconsolidated Subsidiary Guarantees	1,248	Discounted Cash Flow	Market Interest Rate	12%

	Fair Value at 3/31/2012	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$25,864	Discounted Cash Flow	Discount Rate	2.52% to 3.78%
			Payment Speed	91 to 133 days
Tobacco Supplier Guarantees	4,496	Historical Loss	Historical Loss	6% to 7.8%
Deconsolidated Subsidiary Guarantees	769	Discounted Cash Flow	Market Interest Rate	12%

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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 19 – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2013	March 31, 2012
Balances:
Accounts receivable	$55,696	$32,316
Accounts payable	26,084	37,520

	Year Ended March 31,
	2013	2012	2011
Transactions:
Purchases	$240,635	$210,113	$157,851
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2013
	Sales and other operating revenue	$357,770	$576,411	$699,111	$610,524	$2,243,816
	Gross profit	41,563	86,963	83,129	73,591	285,246
	Net income (loss)	(30,272)	18,313	21,272	15,399	24,712
	Net earnings (loss) attributable to noncontrolling interest	471	(55)	(48)	331	699
	Net income (loss) attributable to Alliance One International, Inc.	(30,743)	18,368	21,320	15,068	24,013
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(0.35)	0.21	0.24	0.17	0.27
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(0.35)	0.18	0.20	0.15	0.25
Market Price	- High	3.90	3.66	3.71	4.07	4.07
	- Low	2.64	2.75	2.96	3.36	2.64
	Year Ended March 31, 2012
	Sales and other operating revenue	$361,564	$514,531	$493,888	$780,784	$2,150,767
	Gross profit	56,248	71,250	65,796	94,358	287,652
	Net income (loss)	1,350	(3,851)	11,806	19,886	29,191
	Net earnings (loss) attributable to noncontrolling interest	29	(130)	52	(211)	(260)
	Net income (loss) attributable to Alliance One International, Inc.	1,321	(3,721)	11,754	20,097	29,451
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	0.02	(0.04)	0.13	0.23	0.34
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	0.02	(0.04)	0.12	0.19	0.30
Market Price	- High	4.14	3.50	3.12	3.85	4.14
	- Low	2.98	2.44	2.26	2.80	2.26

(1)    Does not add due to quarterly change in average shares outstanding

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of March 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 17, 2013 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 17, 2013

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
          Based on this evaluation, our Chief Executive Office and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2013.

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
          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2013 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
          Based on that assessment, management believes our internal control over financial reporting was effective as of March 31, 2013.
          The effectiveness of our internal control over financial reporting as of March 31, 2013 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report that follows.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.

We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2013, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2013 of the Company and our report dated June 17, 2013, expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 17, 2013

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Changes in Internal Control over Financial Reporting
Management has implemented changes that have materially affected or are reasonably likely to materially affect the Company’s internal control over financial reporting during the twelve months ended March 31, 2013 as described below.
          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended March 31, 2013, an additional instance of SAP was implemented in the Company’s operations in Zambia. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material. There were no other changes that occurred during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
as of March 31, 2013
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	7,611,535	$6.05	4,880,047
Equity Compensation Plans Not Approved by Security Holders	—	Not applicable	—
Total	7,611,535	$6.05	4,880,047

1) These shares consist of 7,180,660 stock options, restricted stock and restricted stock units issued and outstanding under the 2007 Incentive Plan and 430,875 stock options issued and outstanding under prior plans of the Company and its predecessors.

(2) The weighted-average exercise price does not take into account restricted stock or restricted stock units.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
INDEPENDENCE

The information contained in the Proxy Statement under the captions “Governance of the Company -Determination of Independence of Directors,” “Board of Directors - Independence,” “Board of Directors – Compensation of Directors,” and "Executive Compensation - Compensation Discussion and Analysis - Employment and Consulting Agreements" is incorporated herein by reference.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations –Years ended March 31, 2013, 2012 and 2011
Statements of Consolidated Comprehensive Income (Loss) - Years ended March 31, 2013, 2012 and 2011
Consolidated Balance Sheets - March 31, 2013 and 2012
Statements of Consolidated Stockholders' Equity - Years ended March 31, 2013, 2012 and 2011
Statements of Consolidated Cash Flows - Years ended March 31, 2013, 2012 and 2011
Notes to Consolidated Financial Statements
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

3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K, filed June 16, 2012 (SEC File No. 1-3684).

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

10.03
Second Amendment to Credit Agreement, dated as of June 9, 2010, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.23 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010, filed June 14, 2010 (SEC File No. 1-3684).

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

10.06
Fifth Amendment to Credit Agreement dated as of June 13, 2012 among Alliance One International, Inc, Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Alliance One International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed August 2, 2012 (SEC File No. 1-3684).

10.07
Registration Rights Agreement dated as of July 2, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.08
Registration Rights Agreement dated as of August 26, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.09
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).*

10.10
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

10.13
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

10.15	Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)
(b)    Exhibits (continued)

10.16
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.17	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.18	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.19
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008 (SEC File No. 1-3684).*

10.20
Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.21
DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.22
Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.23
Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.24
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.25
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.26
Consulting Agreement, effective as of December 1, 2010, among Alliance One International, Inc., Meriturn Partners, LLC and Mark Kehaya, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.27
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 1-3684).

10.28	Summary of director and executive officer compensation arrangements (filed herewith).*

10.29
Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 25 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 8, 2011 (SEC File No. 1-3684) *

10.30
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 1-3684).

10.31
Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to Alliance One international, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 1-3684).

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES (continued)
(b)    Exhibits (continued)

10.32
Second Amended and Restated Receivables Sale Agreement dated as of March 30, 2012 among Finacity Receivables 2006-2, LLC, Finacity Corporation, Alliance One International AG, Norddeutsche Landesbank Girozentrale, Standard Chartered Bank, the other Purchaser Agents from time to time party thereto, the Bank Purchasers from time to time party thereto, Hannover Funding Company LLC, and the other Conduit Purchasers from time to time party thereto, incorporated by reference to Exhibit 10.33 to Alliance one International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 1-3684).

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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL: (i) Statements of Consolidated Operations for the three years ended March 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended March 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets as of March 31, 2013 and 2012; (iv) Statements of Consolidated Stockholders' Equity for the three years ended March 31, 2013, 2012 and 2011; (v) Statements of Consolidated Cash Flows for the three years ended March 31, 2013, 2012 and 2011; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

* Indicates management contract or compensatory plan or arrangement.

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

SCHEDULE II‑VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts ‑Describe	Deductions -Describe	Balance at End of Period
Year ended March 31, 2011
Deducted from asset accounts:
Allowance for doubtful accounts	$3,906	$3,086	$—	$3,260 (A)	$3,732

Year ended March 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$3,732	$221	$—	$75 (A)	$3,878

Year ended March 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$3,878	$(163)	$—	$345 (A)	$3,370

(A) Currency translation and direct write off.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 17, 2013.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 17, 2013.

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer (Principal Executive Officer)	/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Chairman

/s/ Robert A. Sheets By________________________________________________ Robert A. Sheets Executive Vice President-Chief Financial Officer and Chief Administrative Officer (Principal Financial Officer)	/s/ Joseph L. Lanier, Jr. By________________________________________________ Joseph L. Lanier, Jr. Director

/s/ Hampton R. Poole, Jr. By________________________________________________ Hampton R. Poole, Jr. Vice President-Controller (Principal Accounting Officer)	/s/ B. Clyde Preslar By________________________________________________ B. Clyde Preslar Director

/s/ Joyce L. Fitzpatrick By________________________________________________ Joyce L. Fitzpatrick Director	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green, Jr. Director	/s/ William S. Sheridan By________________________________________________ William S. Sheridan Director

/s/ John M. Hines By________________________________________________ John M. Hines Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director

EXHIBIT INDEX
Exhibits

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K, filed June 16, 2012 (SEC File No. 1-3684).

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

10.03
Second Amendment to Credit Agreement, dated as of June 9, 2010, by and among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.23 to Alliance One International, Inc.’s Annual Report on Form 10-K for the year ended March 31, 2010, filed June 14, 2010 (SEC File No. 1-3684).

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

10.06
Fifth Amendment to Credit Agreement dated as of June 13, 2012 among Alliance One International, Inc, Intabex Netherlands B.V., Alliance One International AG, the lenders party hereto and Deutsche Bank Trust Company Americas, as Administrative Agent, incorporated by reference to Exhibit 10.1 to Alliance One International Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2012, filed August 2, 2012 (SEC File No. 1-3684).

EXHIBIT INDEX
Exhibits (continued)

10.07
Registration Rights Agreement dated as of July 2, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated July 9, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.08
Registration Rights Agreement dated as of August 26, 2009 between Alliance One International, Inc. and Credit Suisse Securities (USA) LLC, as representative of the Initial Purchasers, relating to 10% Senior Notes due 2016, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 26, 2009 of Alliance One International, Inc. (SEC File No. 1-3684).

10.09
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 10, 2009 (SEC File No. 1-3684).*

10.10
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

10.13
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

10.15	Form of Agreement for Performance Awards, incorporated by reference to Exhibit 10.4 to Alliance One International, Inc.’s Current Report on Form 8-K, filed August 6, 2008 (SEC File No. 1-3684).*

10.16
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.17	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.18	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.19
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.20
Standard Commercial Corporation 2001 Performance Improvement Compensation Plan, incorporated by reference to Appendix A to Standard Commercial Corporation’s definitive proxy statement filed June 28, 2001 (SEC File No. 1-9875).*

10.21
DIMON Incorporated’s Compensation Deferral Plan, incorporated by reference to Exhibit 10.15 to DIMON Incorporated’s Annual Report on Form 10-K for the year ended June 30, 2003, filed August 28, 2003 (SEC File No. 1-3684).*

10.22
Amendment to DIMON Incorporated Compensation Deferral Plan, dated December 30, 2005, incorporated by reference to Exhibit 10.1 of Alliance One’s Current Report on Form 8-K, filed January 5, 2006 (SEC File No. 1-3684).*

10.23
Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

EXHIBIT INDEX
Exhibits (continued)

10.24
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.25
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.26
Consulting Agreement, effective as of December 1, 2010, among Alliance One International, Inc., Meriturn Partners, LLC and Mark Kehaya, incorporated by reference to Exhibit 10.1 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.27
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 1-3684).

10.28		Summary of director and executive officer compensation arrangements (file herewith).*

10.29
Description of the material terms of the Alliance One International, Inc. management incentive plan as implemented by the Executive Compensation Committee of the Board of Directors, incorporated by reference to the text appearing under the heading “Executive Compensation—Compensation Discussion and Analysis—Incentives—Annual Incentives” beginning on page 25 of Alliance One International, Inc.’s definitive proxy statement on Schedule 14A, filed July 8, 2011 (SEC File No. 1-3684).*

10.30
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 1-3684).

10.31
Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 1-3684).

10.32
Second Amended and Restated Receivables Sale Agreement dated as of March 30, 2012 among Finacity Receivables 2006-2, LLC, Finacity Corporation, Alliance One International AG, Norddeutsche Landesbank Girozentrale, Standard Chartered Bank, the other Purchaser Agents from time to time party thereto, the Bank Purchasers from time to time party thereto, Hannover Funding Company LLC, and the other Conduit Purchasers from time to time party thereto, incorporated by reference to Exhibit 10.33 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 1-3684).

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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2013, formatted in XBRL: (i) Statements of Consolidated Operations for the three years ended March 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended March 31, 2013, 2012 and 2011; (iii) Consolidated Balance Sheets as of March 31, 2013 and 2012; (iv) Statements of Consolidated Stockholders' Equity for the three years ended March 31, 2013, 2012 and 2011; (v) Statements of Consolidated Cash Flows for the three years ended March 31, 2013, 2012 and 2011; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

	*	Indicates management contract or compensatory plan or arrangement.

Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company’s consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.