Form 10-Q
period 2013-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2013-08-09
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2013

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
                                               Yes [ ]                                                                              No [X]

As of August 5, 2013, the registrant had 87,640,640 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three Months Ended June 30, 2013 and 2012	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three Months Ended June 30, 2013 and 2012	4

		Condensed Consolidated Balance Sheets
		June 30, 2013 and 2012 and March 31, 2013	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Three Months Ended June 30, 2013 and 2012	6

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended June 30, 2013 and 2012	7

		Notes to Condensed Consolidated Financial Statements	8 – 25

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	26 – 32

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	33

	Item 4.	Controls and Procedures	33

Part II.	Other Information

	Item 1.	Legal Proceedings	33

	Item 1A.	Risk Factors	34

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	34

	Item 3.	Defaults Upon Senior Securities	34

	Item 4.	Mine Safety Disclosures	34

	Item 5.	Other Information	34

	Item 6.	Exhibits	34

Signature			35

Index of Exhibits			36

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2013	2012

Sales and other operating revenues	$383,887	$357,770
Cost of goods and services sold	355,393	316,207
Gross profit	28,494	41,563
Selling, general and administrative expenses	35,491	36,094
Other income (expense)	1,244	(190)
Restructuring and asset impairment charges	2,196	—
Operating income (loss)	(7,949)	5,279
Debt retirement expense	17	—
Interest expense (includes debt amortization of $2,511 and $2,592 for the three months in 2013 and 2012, respectively)	28,843	27,115
Interest income	1,986	998
Loss before income taxes and other items	(34,823)	(20,838)
Income tax expense	868	9,239
Equity in net loss of investee companies	(1,042)	(195)
Net loss	(36,733)	(30,272)
Less: Net income attributable to noncontrolling interests	129	471
Net loss attributable to Alliance One International, Inc.	$(36,862)	$(30,743)

Loss per share:
Basic	$(.42)	$(.35)
Diluted	$(.42)	$(.35)

Weighted average number of shares outstanding:
Basic	87,473	87,192
Diluted	87,473	87,192

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2013 and 2012
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2013	2012

Net loss	$(36,733)	$(30,272)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	749	(1,776)
Defined benefit pension amounts reclassified to income	522	—
Total other comprehensive income (loss), net of tax	1,271	(1,776)
Total comprehensive loss	(35,462)	(32,048)
Comprehensive income attributable to noncontrolling interests	129	471
Comprehensive loss attributable to Alliance One International, Inc.	$(35,591)	$(32,519)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				June 30, 2013	June 30, 2012	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents				$148,804	$127,860	$92,026
Trade and other receivables, net				197,061	233,100	224,222
Accounts receivable, related parties				108,898	110,357	55,696
Inventories				1,134,403	977,848	903,947
Advances to tobacco suppliers				102,567	103,327	109,520
Recoverable income taxes				7,527	8,908	8,980
Current deferred taxes				21,838	17,245	16,776
Prepaid expenses				39,781	43,651	36,811
Other current assets				20,548	13,711	16,777
Total current assets				1,781,427	1,636,007	1,464,755
Other assets
Investments in unconsolidated affiliates				23,964	24,334	25,169
Goodwill and other intangible assets				30,269	34,589	31,471
Deferred income taxes				51,857	68,299	56,045
Other deferred charges				10,992	19,928	12,971
Other noncurrent assets				46,478	63,491	50,190
				163,560	210,641	175,846
Property, plant and equipment, net				268,765	259,446	270,978
				$2,213,752	$2,106,094	$1,911,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$634,671	$416,238	$356,836
Accounts payable				92,548	99,050	135,260
Due to related parties				12,893	27,602	26,084
Advances from customers				68,035	28,936	16,817
Accrued expenses and other current liabilities				109,549	97,575	70,152
Income taxes				7,410	11,842	9,454
Long-term debt current				6,350	1,269	6,349
Total current liabilities				931,456	682,512	620,952

Long-term debt				861,403	984,058	830,870
Deferred income taxes				6,397	8,152	6,396
Liability for unrecognized tax benefits				8,315	13,965	8,617
Pension, postretirement and other long-term liabilities				99,078	116,797	102,713
				975,193	1,122,972	948,596
Commitments and contingencies
Stockholders’ equity	June 30, 2013	June 30, 2012	March 31, 2013
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,494	95,282	95,494	461,448	459,734	460,914
Retained deficit				(104,191)	(122,085)	(67,329)
Accumulated other comprehensive loss				(53,921)	(40,449)	(55,192)
Total stockholders’ equity of Alliance One International, Inc.				303,336	297,200	338,393
Noncontrolling interests				3,767	3,410	3,638
Total equity				307,103	300,610	342,031
				$2,213,752	$2,106,094	$1,911,579
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421
Net income (loss)	—	(30,743)	—	—	471	(30,272)
Restricted stock surrendered	(93)	—	—	—	—	(93)
Stock-based compensation	2,330	—		—	—	2,330
Other comprehensive loss, net of tax	—	—	(1,776)	—	—	(1,776)

Balance, June 30, 2012	$459,734	$(122,085)	$(4,698)	$(35,751)	$3,410	$300,610

Balance, March 31, 2013	$460,914	$(67,329)	$(5,724)	$(49,468)	$3,638	$342,031
Net income (loss)	—	(36,862)	—	—	129	(36,733)
Stock-based compensation	534	—	—	—	—	534
Other comprehensive loss, net of tax	—	—	749	522	—	1,271

Balance, June 30, 2013	$461,448	$(104,191)	$(4,975)	$(48,946)	$3,767	$307,103

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Three Months Ended June 30, 2013 and 2012 (Unaudited)

(in thousands)	June 30, 2013	June 30, 2012

Operating activities
Net loss	$(36,733)	$(30,272)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	8,689	8,278
Debt amortization/interest	3,550	3,654
Loss on foreign currency transactions	9,972	8,009
Restructuring and asset impairment charges	2,196	—
Stock-based compensation	705	2,625
Changes in operating assets and liabilities, net	(227,805)	(179,942)
Other, net	1,034	736
Net cash used by operating activities	(238,392)	(186,912)

Investing activities
Purchases of property, plant and equipment	(7,471)	(6,531)
Proceeds from sale of property, plant and equipment	492	486
Restricted cash	(283)	882
Other, net	(184)	73
Net cash used by investing activities	(7,446)	(5,090)

Financing activities
Net proceeds from short-term borrowings	275,751	47,780
Proceeds from long-term borrowings	105,000	165,000
Repayment of long-term borrowings	(75,495)	(9,078)
Debt issuance cost	(1,682)	(4,928)
Other, net	(16)	—
Net cash provided by financing activities	303,558	198,774

Effect of exchange rate changes on cash	(942)	1,345

Increase in cash and cash equivalents	56,778	8,117
Cash and cash equivalents at beginning of period	92,026	119,743
Cash and cash equivalents at end of period	$148,804	$127,860

Other information:
Cash paid during the three months:
Interest	6,378	6,042
Taxes	1,915	5,708

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included. Included in Operating Income (Loss) for the three months ended June 30, 2013 is a pretax charge of approximately $11,000 primarily resulting from reducing the estimate for recoveries of advances to tobacco suppliers in Zambia. The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $7,531 and $5,147 for the three months ended June 30, 2013 and 2012, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

New Accounting Standards

Recently Adopted Accounting Pronouncements
On April 1, 2013, the Company adopted new accounting guidance, as amended, on disclosures about offsetting assets and liabilities. The guidance enhances disclosures of the effect or potential effect of netting arrangements on an entity's financial position and is applicable to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending that are offset or subject to an enforceable master netting arrangement or similar agreement. The Company adopted this new accounting guidance with no material impact on its financial condition or results of operations.
          On April 1, 2013, the Company adopted new accounting guidance to improve the reporting of reclassifications out of accumulated other comprehensive income. Companies are required to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income when reclassified to net income in its entirety. If amounts are not reclassified to net income in its entirety in the same reporting period, cross-reference to other disclosures is required to provide additional detail about those amounts. The Company adopted this new accounting guidance with no material impact on its financial condition or results of operations.

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of June 30, 2013, the Company’s unrecognized tax benefits totaled $7,917, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of June 30, 2013, accrued interest and penalties totaled $792 and $1,096 respectively.
         The Company expects to continue accruing interest expense related to the unrecognized tax benefits described above. Additionally, the Company may be subject to fluctuations in the unrecognized tax liability due to currency exchange rate movements.
         The Company does not foresee any reasonably possible changes in the unrecognized tax benefits in the next twelve months but acknowledges circumstances can change due to unexpected developments in the law. In certain jurisdictions, tax authorities have challenged positions that the Company has taken that resulted in recognizing benefits that are material to its financial statements. The Company believes it is more likely than not that it will prevail in these situations and accordingly has not recorded liabilities for these positions. The Company expects the challenged positions to be settled at a time greater than twelve months from its balance sheet date.
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of June 30, 2013, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES (continued)

Provision for the Three Months Ended June 30, 2013
The effective tax rate used for the three months ended June 30, 2013 was (2.5)% compared to (44.3)% for the three months ended June 30, 2012. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The Company expects the tax rate for the year ended March 31, 2014 to be 59.8% after absorption of discrete items.
         For the three months ended June 30, 2013, the Company recorded a discrete event adjustment expense of $5,610, bringing the effective tax rate estimated for the three months of 13.6% to (2.5)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the three months ended June 30, 2012 , the Company recorded a discrete event adjustment expense of $6,327, bringing the effective tax rate estimated for the three months of (14.0)% to (44.3)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the three months ended June 30, 2013 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2013	June 30, 2012	March 31, 2013
Amounts guaranteed (not to exceed)	$102,221	$101,852	$125,623
Amounts outstanding under guarantee	87,525	76,960	98,689
Fair value of guarantees	6,176	5,803	6,367

         Of the guarantees outstanding at June 30, 2013, approximately 94% expire within one year and the remainder within five years. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe which is included in Accounts Receivable, Related Parties.
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of June 30, 2013 and 2012 and March 31, 2013, respectively, the Company had balances of $21,269, $24,042 and $45,843 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company previously implemented several strategic initiatives in response to shifts in supply and demand balances and changing business models of its customers. These initiatives were substantially complete at March 31, 2013. The Company continues to focus on improving factory efficiencies and other core components of its business. As part of this focus, the Company agreed to a joint processing venture in one of its foreign locations during the three months ended June 30, 2013. As a result, the Company recorded pretax charges of $1,893 in connection with the reduction in workforce including the effect on the Company's defined benefit pension plans of $1,261. An asset impairment charge of $303 was recorded for certain processing equipment in connection with the new venture.

Alliance One International, Inc. and Subsidiaries

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES (continued)

The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months ended June 30, 2013 and 2012, respectively:

	Three Months Ended June 30,
Restructuring and Asset Impairment Charges	2013	2012
Employee separation and other cash charges:
Beginning balance	$668	$1,960
Period charges:
Severance charges	632	—
Total period charges	632	—
Payments through June 30	(156)	(555)
Ending balance June 30	$1,144	$1,405
Asset impairment and other non-cash charges	$1,564	$—
Total restructuring charges for the period	$2,196	$—

	Three Months Ended June 30,
Employee Separation and Other Cash Charges	2013	2012
Beginning balance:	$668	$1,960
South America	—	183
Value added services	—	—
Other regions	668	1,777
Period charges:	$632	$—
South America	—	—
Value added services	—	—
Other regions	632	—
Payments through June 30	$(156)	$(555)
South America	—	(18)
Value added services	—	—
Other regions	(156)	(537)
Ending balance June 30	$1,144	$1,405
South America	—	165
Value added services	—	—
Other regions	1,144	1,240

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

Alliance One International, Inc. and Subsidiaries

5. GOODWILL AND INTANGIBLES (continued)
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended June 30, 2013 and 2012:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of June 30, 2013		11.75	2.75	0.75
March 31, 2012 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$16,588	$60,975
Accumulated amortization	—	(11,584)	(3,043)	(10,483)	(25,110)
Net March 31, 2012	2,794	22,116	4,850	6,105	35,865
Additions	—	—	—	22	22
Amortization expense	—	(421)	(115)	(762)	(1,298)
Net June 30, 2012	2,794	21,695	4,735	5,365	34,589
Additions	—	—	—	954	954
Amortization expense	—	(1,264)	(499)	(2,309)	(4,072)
Net March 31, 2013 balance	2,794	20,431	4,236	4,010	31,471
Additions	—	—	—	221	221
Amortization expense	—	(421)	(196)	(806)	(1,423)
Net June 30, 2013	$2,794	$20,010	$4,040	$3,425	$30,269
(1) Goodwill of $1,592 relates to the Other Regions segment and $1,202 relates to the Value Added Services segment.

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
July 1, 2013 through March 31, 2014	1,264	1,055	1,279	3,598
2015	1,685	1,173	773	3,631
2016	1,685	1,812	643	4,140
2017	1,685	—	468	2,153
2018	1,685	—	240	1,925
Subsequent years	12,006	—	22	12,028
	$20,010	$4,040	$3,425	$27,475
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2013. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees one of its joint venture’s borrowings which also represents a variable interest in that joint venture. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At June 30, 2013 and 2012, and March 31, 2013, the Company’s investment in these joint ventures was $22,944, $23,150, and $23,986, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures were $296 and $9 at June 30, 2013 and 2012, respectively and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. There were no advances at March 31, 2013. The Company guaranteed an amount to a joint venture not to exceed $18,764, $19,164 and $19,363 at June 30, 2013 and 2012, and March 31, 2013, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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

          The following table presents the summary segment information for the three months ended June 30, 2013 and 2012:

	Three Months Ended
	June 30,
	2013	2012
Sales and other operating revenues:
South America	$187,278	$178,345
Value added services	31,080	33,632
Other regions	165,529	145,793
Total revenue	$383,887	$357,770

Operating income (loss):
South America	$6,852	$869
Value added services	2,572	1,648
Other regions	(17,373)	2,762
Total operating income (loss)	(7,949)	5,279

Debt retirement expense	17	—
Interest expense	28,843	27,115
Interest income	1,986	998
Loss before income taxes and other items	$(34,823)	$(20,838)

Analysis of Segment Assets	June 30, 2013	June 30, 2012	March 31, 2013
Segment assets:
South America	$769,199	$766,979	$616,946
Value added services	223,704	151,266	197,959
Other regions	1,220,849	1,187,849	1,096,674
Total assets	$2,213,752	$2,106,094	$1,911,579

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at June 30, 2013 and 2012. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 6,960 at a weighted average exercise price of $6.05 per share at June 30, 2013 and 7,445 at a weighted average exercise price of $6.01 per share at June 30, 2012.

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE (continued)
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
          The following table summarizes the computation of earnings per share for the three months ended June 30, 2013 and 2012, respectively.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2013		2012
BASIC LOSS
Net loss attributable to Alliance One International, Inc.	$(36,862)		$(30,743)

SHARES
Weighted average number of shares outstanding	87,473		87,192

BASIC LOSS PER SHARE	$(.42)		$(.35)

DILUTED LOSS
Net loss attributable to Alliance One International, Inc.	$(36,862)		$(30,743)
Plus interest expense on 5 1/2% convertible notes, net of tax	—	*	—	*
Net loss attributable to Alliance One International, Inc. as adjusted	$(36,862)		$(30,743)

SHARES
Weighted average number of common shares outstanding	87,473		87,192
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*
Assuming conversion of 5 1/2% convertible notes at the time of issuance	—	*	—	*
Shares applicable to stock warrants	—	**	—	**
Adjusted weighted average number of common shares outstanding	87,473		87,192
DILUTED LOSS PER SHARE	$(.42)		$(.35)

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months ended June 30, 2013 and 2012, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $705 and $2,625 for the three months ended June 30, 2013 and 2012, respectively.
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
          During the three months ended June 30, 2012, 3,350 stock-based compensation awards for stock options were granted. No stock options were granted during the three months ended June 30, 2013.

Alliance One International, Inc. and Subsidiaries

9. STOCK-BASED COMPENSATION (continued)
          Assumptions used to determine the fair value of options issued during the three months ended June 30, 2012 include the following:

Three Months Ended June 30, 2012
Grant Price	$3.50
Exercise Price	$6.00
Expected Term in Years	6 to 6.5 years
Expected Volatility	60.4% to 61.0%
Weighted Average Volatility	60.9%
Annual Dividend Rate	0.00%
Risk Free Rate	2.00%
Weighted Average Fair Value	$1.64

          During the three months ended June 30, 2013 and 2012, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended June 30,
(in thousands, except grant date fair value)	2013	2012
Restricted Stock Units
Number Granted	643	—
Grant Date Fair Value	$3.85	$—
Performance Based Stock Units
Number Granted	643	—
Grant Date Fair Value	$3.85	$—

          Under the terms of the Performance Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $5,946 and the total assessment including penalties and interest at June 30, 2013 is $15,218. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazilian State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $13,766, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

Alliance One International, Inc. and Subsidiaries

10. CONTINGENCIES AND OTHER INFORMATION (continued)

Non-Income Tax (continued)

          In 1969, the Brazilian government created a tax credit program that allowed companies to earn IPI tax credits (“IPI credits”) based on the value of their exports. The government began to phase out this program in 1979, which resulted in numerous lawsuits between taxpayers and the Brazilian government. The Company has a long legal history with respect to credits it earned while the IPI credit program was in effect. In 2001, the Company won a claim related to certain IPI credits it earned between 1983 and 1990. The Brazilian government appealed this decision and numerous rulings and appeals were rendered on behalf of both the government and the Company from 2001 through 2013. Because of this favorable ruling, the Company began to use these earned IPI credits to offset federal taxes in 2004 and 2005, until it received a Judicial Order to suspend the IPI offsetting in 2005. The value of the federal taxes offset in 2004 and 2005 was $24,142 and the Company established a reserve on these credits at the time of offsetting as they were not yet realizable due to the legal uncertainty that existed. Specifically, the Company extinguished other federal tax liabilities using IPI credits and recorded a liability in Pension, Postretirement and Other Long-Term Liabilities to reflect that the credits were not realizable at that time due to the prevalent legal uncertainty. On March 7, 2013, the Brazilian Supreme Court rendered a final decision in favor of the Company that recognized the validity of the IPI credits and secured the Company's right to benefit from the IPI credits earned from March 1983 to October 1990. This final decision expressly stated the Company has the right to the IPI credits. The Company estimated the total amount of the IPI credits to be approximately $94,316 at March 31, 2013. Since the March 2013 ruling definitively (without the government's ability to appeal) granted the Company the ownership of the IPI credits generated between 1983 and 1990 the Company believed the amount of IPI credits that were used to offset other federal taxes in 2004 and 2005 were realizable beyond a reasonable doubt. Accordingly, and at March 31, 2013, the Company recorded the $24,142 IPI credits it realized in the Statements of Consolidated Operations in Other Income. No further benefit has been recognized pending the outcome of the judicial procedure to ascertain the final amount as those amounts have not yet been realized.

Other
In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy. In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4,415 (US$5,641) in the aggregate. In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24,000 (US$28,800) in the aggregate. With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry. The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions with the European Court of Justice (the “ECJ”). The Company has fully recognized the impact of each of the fines and has paid all of such fines as part of the appeal process. Except as described below, all appeals in these matters have been concluded. A hearing before the ECJ in case C-652/11 P relating to the appeal of one of the Company's Italian subsidiaries which had been individually fined €3,990 was held on October 15, 2012, and the ECJ has referred the case back to the European General Court for further proceedings. The Company has decided not to further pursue the appeal in this matter, and accordingly this matter is now concluded. In appeals relating to a Spanish subsidiary involving €2,592 in fines, a hearing before the ECJ in case C-679/11 P regarding joint and several parent-company liability was held on January 10, 2013, while the appeal in case C-668/11 P relating to the underlying liability of the Spanish subsidiary is proceeding without a hearing. The ECJ has indicated that it will render its judgment in these two appeals on or about September 26, 2013. The outcome of these appeals is uncertain.
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US $9,595) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.

Alliance One International, Inc. and Subsidiaries

10. CONTINGENCIES AND OTHER INFORMATION (continued)

Other (continued)

          On June 6, 2008, the Company's Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The case was brought before the 2nd civil court of São Lourenço do Sul. On April 20, 2012, the Company's motion to dismiss the class action was granted in part and denied in part. On June 26, 2013, the court dismissed the remaining claims in this case. The period permitted for appeal of the dismissal has expired and this matter is now concluded.
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

11. DEBT ARRANGEMENTS

Notes Payable to Banks increased $277,835 from March 31, 2013 due to the seasonal financing for the purchasing and processing of the South America and Africa crops.
          In August 2013, the Company completed certain refinancing transactions, including an amendment and restatement of the Company's senior secured credit facility. The discussion below describes certain terms of the Company's debt arrangements prior to the refinancing transactions. See Note 19 "Subsequent Event" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          At June 30, 2013, borrowings under the senior secured credit facility were $125,000. As a result of the long-term extension included in the senior secured credit facility amendment and restatement on August 1, 2013, the Company recorded this facility's outstanding borrowings at June 30, 2013 as long-term debt. The Company continuously monitors its compliance with the covenants of its senior secured credit facility and its senior notes. Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder. As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months. If the Company were unable to maintain compliance with the covenants in the Senior Secured Credit Facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities. If the Company were unable to obtain modification, in a scenario where it is required, the Company could decide to pay off outstanding amounts and terminate the agreement. In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At June 30, 2013, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

12. DERIVATIVE FINANCIAL INSTRUMENTS

Fair Value of Derivative Financial Instruments
The Company recognizes all derivative financial instruments, such as foreign exchange contracts at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement. See Note 17 “Fair Value Measurements” to the “Notes to Condensed Consolidated Financial Statements” for further information on fair value methodology.

Alliance One International, Inc. and Subsidiaries

12. DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Fair Value of Derivative Financial Instruments (continued)

           The following table summarizes the fair value of the Company’s derivatives by type at June 30, 2013 and 2012, and March 31, 2013.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at June 30, 2013	Other Current Assets	$127	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at June 30, 2012	Other Current Assets	$624	Accrued Expenses and Other Current Liabilities	$431
Foreign currency contracts at March 31, 2013	Other Current Assets	$3,145	Accrued Expenses and Other Current Liabilities	$644

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2013 and 2012.

		Loss Recognized in Income for the Three Months Ending June 30,
Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income
		2013	2012

Foreign currency contracts	Cost of goods and services sold	$(3,280)	$(12,955)

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
         The Company experienced a special termination benefit and curtailment loss of $1,261during the quarter ended June 30, 2013 in connection with restructuring in one of its foreign locations, which has been recorded in Restructuring and Asset Impairment Charges.

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2013	2012
Service cost	$548	$512
Interest expense	1,722	1,842
Expected return on plan assets	(1,519)	(1,569)
Amortization of prior service cost	53	55
Actuarial loss	757	498
Curtailment loss	77	—
Special termination benefit	1,184	—
Net periodic pension cost	$2,822	$1,338

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. As of June 30, 2013, contributions of $2,664 were made to pension plans for fiscal 2014. Additional contributions to pension plans of approximately $10,047 are expected during the remainder of fiscal 2014. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of June 30, 2013, contributions of $209 were made to the plans for fiscal 2014. Additional contributions of $677 to the plans are expected during the rest of fiscal 2014. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,
	2013	2012
Service cost	$17	$16
Interest expense	142	157
Amortization of prior service cost	(410)	(411)
Actuarial loss	123	117
Net periodic pension (benefit)	$(128)	$(121)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	June 30, 2013	June 30, 2012	March 31, 2013
Processed tobacco	$776,149	$746,496	$549,738
Unprocessed tobacco	316,128	177,781	310,164
Other	42,126	53,571	44,045
	$1,134,403	$977,848	$903,947

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2013	$(5,724)	$(49,468)	$(55,192)
Other comprehensive earnings before reclassifications	749	—	749
Amounts reclassified to net earnings, net of tax	—	522	522
Other comprehensive earnings, net of tax	749	522	1,271
Balances, June 30, 2013	(4,975)	(48,946)	(53,921)

Balances, March 31, 2012	(2,922)	(35,751)	(38,673)
Other comprehensive losses before reclassifications	(1,776)	—	(1,776)
Amounts reclassified to net earnings, net of tax	—	—	—
Other comprehensive losses, net of tax	(1,776)	—	(1,776)
Balances, June 30, 2012	$(4,698)	$(35,751)	$(40,449)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2013 and 2012:

	Three Months Ended June 30,
	2013	2012
Pension and postretirement plans (*):
Actuarial loss	$879	$—
Amortization of prior service cost	(357)	—
	$522	$—

Amounts reclassified from accumulated other comprehensive losses to net earnings	$522	$—

(*) Amounts are included in net periodic benefit costs for pension and postretirement plans. See Note 13 "Pension and
Postretirement Benefits" to the "Notes to Condensed Consolidated Financial Statements" for further information.

16. SALE OF RECEIVABLES

The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool up to $250,000 trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institution effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. This program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company services, administers and collects the receivables on behalf of the special purpose entity and receives a servicing fee of .5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Condensed Consolidated Statements of Operations.

Alliance One International, Inc. and Subsidiaries

16. SALE OF RECEIVABLES (continued)

          The agreements for the second and third securitization programs also allow the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. These are uncommitted programs, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. This liability is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets. The investment limits under these agreements are $35,000 and $85,000.
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $4,659 and $12,316 as a result of the net settlement as of June 30, 2013 and March 31, 2013, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	June 30,		March 31,
	2013	2012	2013
Receivables outstanding in facility	$60,774	$96,280	$156,633
Beneficial interest	$21,349	$35,368	$31,992
Servicing liability	$43	$9	$166
Cash proceeds for the three months ended June 30:
Cash purchase price	$80,278	$109,475
Deferred purchase price	43,465	63,909
Service fees	93	156
Total	$123,836	$173,540

17. FAIR VALUE MEASUREMENTS

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

          The Company's financial assets and liabilities measured at fair value include derivative instruments, securitized beneficial interests and guarantees. The application of the fair value guidance to the non-financial assets and liabilities primarily includes assessments of investments in subsidiaries, goodwill and other intangible assets and long-lived assets for potential impairment.
          Following are descriptions of the valuation methodologies the Company uses to measure different assets or liabilities at fair value.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Debt
The fair value of debt is measured for purpose of disclosure. Debt is shown at historical value in the Condensed Consolidated Balance Sheets. When possible, to measure the fair value of its debt the Company uses quoted market prices of its own debt with approximately the same remaining maturities. When this is not possible, the fair value of debt is calculated using discounted cash flow models with interest rates based upon market based expectations, the Company's credit risk and the contractual terms of the debt instrument. The Company also has portions of its debt with maturities of one year or less for which book value is a reasonable approximation of the fair value of this debt. The fair value of debt is considered to fall within Level 2 of the fair value hierarchy as significant value drivers such as interest rates are readily observable. The carrying value and estimated fair value of the Company's Long-Term Debt are shown in the table below.

	June 30, 2013	June 30, 2012	March 31, 2013
Carrying value	$867,753	$985,327	$837,219
Estimated fair value	892,423	979,247	877,869

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of June 30, 2013 and 2012 and March 31, 2013 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at June 30, 2013 by $30 and $59, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at June 30, 2013 would change by $350 or $700, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at June 30, 2013 would change by $496 or $981, respectively.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	June 30, 2013			June 30, 2012			March 31, 2013
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$127	$—	$127	$624	$—	$624	$3,145	$—	$3,145
Securitized beneficial interests	—	21,349	21,349	—	35,368	35,368	—	31,992	31,992
Total Assets	$127	$21,349	$21,476	$624	$35,368	$35,992	$3,145	$31,992	$35,137
Liabilities
Guarantees	$—	$6,176	$6,176	$—	$5,803	$5,803	$—	$6,367	$6,367
Derivative financial instruments	—	—	—	431	—	431	644	—	644
Total liabilities	$—	$6,176	$6,176	$431	$5,803	$6,234	$644	$6,367	$7,011

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended June 30, 2013
	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2013	$31,992	$6,367
Issuances of guarantees/sales of receivables	42,141	3,867
Settlements	(52,816)	(4,058)
Gains recognized in earnings	32	—
Ending Balance June 30, 2013	$21,349	$6,176

	Three Months Ended June 30, 2012
	Securitized Beneficial Interest	Guarantees
Beginning Balance March 31, 2012	$25,864	$5,265
Issuances of guarantees/sales of receivables	56,338	3,892
Settlements	(46,280)	(3,354)
Losses recognized in earnings	(554)	—
Ending Balance June 30, 2012	$35,368	$5,803

The amount of unrealized losses relating to assets still held at the respective dates of June 30, 2013 and 2012 and March 31, 2013 were $496, $516 and $1,538 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the period ended June 30, 2013:

	Fair Value at 6/30/2013		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$21,349	Discounted Cash Flow	Discount Rate	2.76% to 2.78%
			Payment Speed	63 to 74 days
Tobacco Supplier Guarantees	$3,502	Historical Loss	Historical Loss	8% to 13.9%
Deconsolidated Subsidiary Guarantees	$2,674	Discounted Cash Flow	Market Interest Rate	12.5%

18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	June 30, 2013	June 30, 2012	March 31, 2013
Balances:
Accounts receivable	$108,898	$110,357	$55,696
Accounts payable	12,893	27,602	26,084

	Three Months Ended June 30,
	2013	2012
Transactions:
Purchases	$27,943	$26,319

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

19. SUBSEQUENT EVENT

In August 2013, the Company completed certain refinancing transactions, which are described below.

Senior Secured Revolving Credit Facility

On August 1, 2013, the agreement governing the Company's senior secured revolving credit facility was amended and restated to provide for a senior secured revolving credit facility with a syndicate of banks of approximately $303,900 that will automatically reduce to approximately $210,300 on April 15, 2014 and will mature in April 15, 2017, subject to a springing maturity on April 15, 2014 if by that date the Company has not deposited in the Blocked Account (as defined below) sufficient amounts to fund the repayment at maturity of all then outstanding 5½% Convertible Senior Subordinated Notes due 2014 of the Company (the “Convertible Notes”). Borrowings under the amended and restated senior secured revolving credit facility initially bear interest at an annual rate of LIBOR plus 3.75% and base rate plus 2.75%, as applicable, though the interest rate under the amended and restated senior secured revolving credit facility is subject to increase or decrease according to a consolidated interest coverage ratio.

Alliance One International, Inc. and Subsidiaries

19. SUBSEQUENT EVENT (continued)

Senior Secured Revolving Credit Facility (continued)

          The agreement governing the amended and restated senior secured revolving credit facility requires the Company to deposit with the lenders, in a segregated account that the Company may not use other than for specified purposes (the “Blocked Account”), the net proceeds from the sale of $735,000 in aggregate principal amount of the Company's 9.875% Senior Secured Second Lien Notes due 2021 (the “Second Lien Notes”) that are not immediately applied to redeem all of the Company's outstanding 10% Senior Notes due 2016 (the “Senior Notes”). Amounts held in the Blocked Account may be used solely to purchase any and all Convertible Notes tendered in the Company's pending cash tender offer to purchase up to $30,000 in aggregate principal amount of the Convertible Notes commenced on July 17, 2013 (the “Convertible Notes Tender Offer”) and, subject to conditions, to retire any remaining Convertible Notes not purchased in the Convertible Notes Tender Offer, including repayment at maturity. Borrowings under the amended and restated senior secured revolving credit facility are secured by a first priority lien of specified property, including the capital stock of specified subsidiaries and the Blocked Account.

Financial covenants.  The following financial covenants and required financial ratios are included in the agreement governing the amended and restated senior secured revolving credit facility:

•	a minimum consolidated interest coverage ratio specified for each fiscal quarter of 2014 and 1.90 to 1.00 thereafter, which ratio is 1.90 to 1.00 for the fiscal quarter ending June 30, 2013;

•	a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 7.25 to 1.00 for the fiscal quarter ending June 30, 2013;

•
a maximum consolidated total senior debt to working capital ratio of not more than 0.80 to 1.00 other than during periods in which the consolidated leverage ratio is less than 4.00 to 1.00 if the consolidated leverage ratio has been less than 4.00 to 1.00 for the prior two consecutive fiscal quarters; and

•
a maximum amount of the Company's annual capital expenditures of approximately $50,800 during the fiscal year ending March 31, 2014 and $40,000 during any fiscal year thereafter, in each case with a one-year carry-forward (not in excess of $40,000) for unused capital expenditures in any fiscal year below the maximum amount.

          Certain of these financial covenants are calculated on a rolling twelve-month basis and certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the agreement governing the amended and restated senior secured revolving credit facility.

Affirmative and restrictive covenants.  The agreement governing the amended and restated senior secured revolving credit facility contains affirmative and negative covenants (subject, in each case, to exceptions and qualifications), including covenants that limit the Company's ability to, among other things, incur additional indebtedness, incur certain guarantees, merge, consolidate or dispose of substantially all of its assets, grant liens on its assets, pay dividends, redeem stock or make other distributions or restricted payments, create certain dividend and payment restrictions on its subsidiaries, repurchase or redeem capital stock or prepay subordinated debt, make certain investments, agree to restrictions on the payment of dividends to it by its subsidiaries, sell or otherwise dispose of assets, including equity interests of its subsidiaries, enter into transactions with its affiliates, and enter into certain sale and leaseback transactions.

Senior Secured Second Lien Notes
On August 1, 2013, the Company issued $735,000 in aggregate principal amount of the Second Lien Notes. The Second Lien Notes were sold at 98.000% of the face value, for gross proceeds of approximately $720,300. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes will mature on July 15, 2021. The Second Lien Notes are secured by a second priority pledge of specified property of the Company, including the capital stock of specified subsidiaries and the Blocked Account. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.

Alliance One International, Inc. and Subsidiaries

19. SUBSEQUENT EVENT (continued)

Senior Secured Second Lien Notes (continued)

          The indenture governing the Second Lien Notes requires the Company's existing and future material domestic subsidiaries to guarantee the Second Lien Notes. The Company has no material domestic subsidiaries, and the Second Lien Notes are not presently guaranteed by any subsidiary. If a change of control (as defined in the indenture governing the Second Lien Notes) occurs at any time, holders of the Second Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Second Lien Notes for cash at a price equal to 101% of the principal amount of Second Lien Notes being repurchased, plus accrued and unpaid interest and special interest, if any, to, but excluding, the date of repurchase. In connection with the issuance of the Second Lien Notes, the Company entered into a registration rights agreement that requires the Company to pay additional special interest on the Second Lien Notes, at increasing annual rates up to a maximum of 1.0% per year, if the Company fails to timely comply with its registration obligations thereunder.

Redemption of Existing Senior Notes
On August 2, 2013, the Company redeemed all $635,000 in aggregate principal amount of the Company's outstanding 10% Senior Notes due 2016 (the “Senior Notes”) at a redemption price equal to 105.000% of the aggregate principal amount thereof, plus accrued and unpaid interest. As a result of the redemption of the Senior Notes, the Company will accelerate to earnings approximately $6,268 of deferred financing costs and $14,960 of amortization of original issue discount.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Revenues increased from the prior year due to delayed shipments from fiscal 2013 and the increased sales prices in Brazil due to higher green costs. Profitability for the quarter was impacted by several factors. We expensed approximately $11.0 million in Zambia primarily related to reducing our estimate for recoveries of advances to tobacco suppliers. To aggressively address this unforeseen challenge, going forward we are enhancing our Zambian agronomy staff and our credit procedures, to recover the highest level of advances possible. In addition, gross profit was negatively impacted by the effect of an appreciating Malawi Kwacha and other currencies that increased local costs compared to significant depreciation throughout the prior year. Operating income and pretax income were impacted by these factors as well.

Liquidity

Our liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, as well as other factors. We monitor and adjust funding sources based on a number of industry, business, and financial market dynamics. In August 2013, we extended our U.S. revolving credit facility maturity by three years to April 2017. We also issued $735.0 million of new eight year senior secured second lien notes that refinanced our $635.0 million senior notes, effectively extending the maturity on this tranche by five years to 2021. The new senior secured second lien notes also provide funds for the pending tender of up to $30.0 million of our $115.0 million senior subordinated convertible notes due 2014, as well as transactions fees and expenses including interim interest. The collective refinancing extends the majority of our long-term debt and reduces uncertainty and distraction related to changes in the capital markets, while providing a solid base for business growth. We will continue to utilize various short-term funding sources to enhance and drive various business opportunities that maintain business flexibility and meet cost parameters.

Outlook

Our expectation is for full year volume and revenue improvement versus last year based upon our internal plan that is more weighted to the back half of the year due to anticipated customer shipping schedules. Also, despite the challenges and unforeseen costs in the first quarter we anticipate full year profitability to improve versus last year.
          We are clearly experiencing undersupply in burley and higher quality flavored tobaccos and increased inventory versus last year is related to plan sales growth into Asia, the largest, fastest growing global market. We anticipate lower year-end inventory levels versus fiscal year 2013, with increased sales that should also help to reduce year-end debt levels. Our global team is focused on working capital efficiency and is driving to improve our cash cycle. Our restructuring efforts related to a new processing arrangement should lead to lower processing costs in future periods. Combined with further operational improvements our global team is striving to improve long-term shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations
	Three Months Ended
	June 30,
			Change
(in millions)	2013		$		%	2012
Sales and other operating revenues	$383.9		$26.1		7.3	$357.8
Gross profit	28.5		(13.1)		(31.5)	41.6
Selling, general and administrative expenses	35.5		(0.6)		(1.7)	36.1
Other income (expense)	1.2		1.4			(0.2)
Restructuring and asset impairment charges	2.2		2.2			—
Operating income (loss)	(7.9)	*	(13.2)	*		5.3
Interest expense	28.8		1.7			27.1
Interest income	2.0		1.0			1.0
Income tax expense	0.9		(8.3)			9.2
Equity in net loss of investee companies	(1.0)		(0.8)			(0.2)
Income attributable to noncontrolling interests	0.1		(0.4)			0.5
Net loss attributable to Alliance One International, Inc.	$(36.9)	*	$(6.2)	*		$(30.7)

* Amounts do not equal column totals due to rounding

Sales and Other Operating Revenue Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2013	$	%	2012
Tobacco sales and other operating revenues
Sales and other operating revenues	$370.7	$26.8	7.8	$343.9
Kilos	76.3	(0.6)	(0.8)	76.9
Average price per kilo	$4.86	$0.39	8.7	$4.47
Processing and other revenues	$13.2	$(0.7)	(5.0)	$13.9
Total sales and other operating revenues	$383.9	$26.1	7.3	$357.8

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
Summary. Sales and other operating revenues increased 7.3% primarily due to delayed shipments into this quarter from the end of fiscal 2013 in Europe and Asia as well as increased sales prices of the current crop in Brazil due to higher green costs. Gross profit decreased 31.5% compared to the same quarter in the prior year and gross profit as a percentage of sales decreased from 11.6% in 2012 to 7.4% in 2013. The prior year gross profit included significant losses on Brazilian derivative financial instruments which were offset by lower U.S. dollar operating costs of tobaccos sold in future periods. The current year gross profit and gross profit as a percentage of sales have been negatively impacted by $11.0 million in Zambia primarily related to reducing our estimate for recoveries of advances to tobacco suppliers, the negative impact of appreciating foreign currencies against the U.S. dollar primarily in Africa which are not fully absorbed by customers, and the higher costs of the current Brazilian crop which were not fully offset by higher sale prices.
          Selling, general and administrative costs decreased 1.7% comparable to the prior year. Restructuring and asset impairment charges were $2.2 million this year due to our agreement for a joint processing venture in one of our foreign locations. Increased interest costs related to higher average borrowings and higher average rates were partially offset by increased interest income. Primarily as a result of the reduction in gross profit, pretax income decreased $14.0 million compared to last year.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS: (continued)

Summary. (continued)
          Our effective tax rate increased from (44.3)% in 2012 to (2.5)% in 2013. The significant variance in the effective tax rate between 2013 and 2012 is primarily related to losses for which no tax benefit has been recorded and the effect of exchange gains and losses this year compared to last year.

South America Region. Tobacco revenues increased $9.9 million or 5.9% primarily due to an increase of $0.57 per kilo in average sales prices partially offset by a decrease of 1.7 million kilos in quantities sold. In the prior year, delivery of the crop was late and sales were primarily opportunistic sales of older crop. In the current year, delivery of the crop was as expected but at higher prices than the previous crop based on market conditions. Increased average sales prices for this year's crop were less than increased costs which impacts our gross profit and our gross profit as a percentage of sales.
          Gross profit increased $5.8 million and gross profit as a percentage of sales increased 2.8 percentage points due to lower derivative losses partially offset by the impact on a per kilo basis of the higher cost of the current crop that was not fully offset by increased average sales prices.

Value Added Services. Tobacco revenues decreased $2.5 million or 8.1% primarily from a decrease of 0.6 million kilos in quantities sold partially offset by an increase of $0.13 per kilo in average sales prices. Decreased revenues are reflective of a competitive environment in the United States that creates fluctuation in customer demand and lower gross margins. Increased average sales prices are primarily due to product mix. Gross profit decreased $2.2 million and gross profit as a percentage of sales decreased 5.2 percentage points from the prior year due to customer mix and product mix.

Other Regions. Tobacco revenues increased $19.4 million or 13.5% primarily as a result of an increase of 1.7 million kilos in quantities sold and an increase of $0.33 per kilo in average sales price. Revenue increases were primarily due to the timing of shipments into this quarter that had been delayed from the end of fiscal 2013 in Europe and Asia. Increased average sales prices are primarily due to higher prices paid to tobacco suppliers in Africa.
          Gross profit decreased $16.7 million and gross profit as a percentage of sales decreased 11.9 percentage points. In Zambia, we expensed $11.0 million primarily related to reducing our estimate for recoveries of advances to tobacco suppliers. Also negatively impacting gross profit was the impact of an appreciating Malawi Kwacha and other African currencies on local costs this quarter compared to significant depreciation throughout fiscal 2013. The resulting exchange losses are not fully recoverable from customers.

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
          As of June 30, 2013, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode. In Africa, purchasing will continue through August in most sourcing areas while processing and consequently shipping will peak in the second and third quarters. In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process. The Indonesian purchasing season begins in August. Europe has completed purchases of the 2013 crop and is finishing processing with most shipping to come. North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs. Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements; as such, we will monitor and hedge foreign currency costs actively, and as needed on a currency-by-currency basis.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Working Capital
Our working capital seasonally increased from $843.8 million at March 31, 2013 to $849.9 million at June 30, 2013. Our current ratio was 1.9 to 1 at June 30, 2013 compared to 2.4 to 1 at March 31, 2013. The increase in working capital is primarily related to increased cash on hand primarily due to the timing of customer payments and the seasonal increase in advances from customers for the purchase and processing of tobacco in Africa and Brazil. Increases in inventories and advances to our Zimbabwe operation primarily due to the seasonal buildup of purchasing and processing tobacco in Africa and Brazil were offset by the related seasonal increase in financing of those crops.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $30.4 million of our outstanding cash balance at June 30, 2013 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2013	2012	2013
Cash and cash equivalents	$148.8	$127.9	$92.0
Trade and other receivables, net	197.1	233.1	224.2
Inventories and advances to tobacco suppliers	1,237.0	1,081.2	1,013.5
Total current assets	1,781.4	1,636.0	1,464.8
Notes payable to banks	634.7	416.2	356.8
Accounts payable	92.5	99.1	135.3
Advances from customers	68.0	28.9	16.8
Total current liabilities	931.5	682.5	621.0
Current ratio	1.9 to 1	2.4 to 1	2.4 to 1
Working capital	849.9	953.5	843.8
Long-term debt	861.4	984.1	830.9
Stockholders’ equity attributable to Alliance One International, Inc.	303.3	297.2	338.4
Net cash provided (used) by:
Operating activities	(238.4)	(186.9)	(1.6)
Investing activities	(7.4)	(5.1)	(13.2)
Financing activities	303.6	198.8	(14.1)

Operating Cash Flows
Net cash used by operating activities increased $51.5 million in 2013 compared to 2012. The increase in cash used was primarily due to more cash used for inventories and advances to tobacco suppliers and advances to our Zimbabwe operation due to larger higher priced crops in South America and Africa compared to short crops in the prior year. Partially offsetting the increase in cash used was more cash provided by customer advances for the purchase and processing of these crops.

Investing Cash Flows
Net cash used by investing activities increased $2.3 million in 2013 compared to 2012. The increase in cash used was primarily due to the change in restrictions on cash in accordance with terms of the related agreements and increased purchases of property, plant and equipment due to timing of investment in capital assets.

Financing Cash Flows
Net cash provided by financing activities increased $104.8 million in 2013 compared to 2012. This increase was primarily due to an increase in proceeds from short-term borrowings for the seasonal financing of the purchase and processing of the South America and Africa crops. Partially offsetting the increased proceeds from short-term borrowings was less proceeds and increased repayment of our long-term debt attributable to the timing of our revolver borrowings.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At June 30, 2013, we had cash of $148.8 million and total debt outstanding of $1,502.4 million comprised of $639.9 million of notes payable to banks and long-term seasonal lines, $125.0 million under our revolving credit facility, $2.5 million of other long-term debt, $620.0 million of 10.0% senior notes and $115.0 million of 5.5% convertible senior subordinated notes. The $277.8 million seasonal increase in notes payable to banks from March 31, 2013 to June 30, 2013 results from anticipated seasonal fluctuation to account for borrowings under the South America and Africa credit lines. Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2013 and 2012, respectively, were $714.6 million at a weighted average interest rate of 4.3% and $593.7 million at a weighted average interest rate of 3.9%. Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2013 and 2012 were repaid with cash provided by operating activities. Available credit as of June 30, 2013 was $442.6 million comprised of $125.0 million under our revolver, $286.5 million of notes payable to banks, $20.4 million of long-term foreign seasonal lines and other long-term debt and $10.7 million of availability exclusively for letters of credit. In fiscal 2014, we expect to incur approximately $40.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to stockholders during the quarter ended June 30, 2013 and payment of dividends is restricted under the terms of our revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity (as supplemented by the refinancing transactions consummated in August 2013, as described below) versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of June 30, 2013:

			June 30, 2013
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
	2013	2013	Available	Rate
Senior secured credit facility:
Revolver (1)	$95.0	$125.0	$125.0	6.00%
Senior notes:
10% senior notes due 2016	619.0	620.0	—	10.0%
5 ½% convertible senior subordinated notes due 2014	115.0	115.0	—	5.5%
Long-term foreign seasonal borrowings	5.2	5.2	19.8	4.2%	(2)
Other long-term debt	3.0	2.5	0.6	7.1%	(2)
Notes payable to banks (3)	356.8	634.7	286.5	4.3%	(2)
Total debt	$1,194.0	$1,502.4	$431.9
Short term	$356.8	$634.7
Long term:
Long term debt current	$6.3	$6.3
Long term debt	830.9	861.4
	$837.2	$867.7
Letters of credit	$4.1	$3.9	$10.7
Total credit available			$442.6
(1)  As of June 30, 2013 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the three months ended June 30, 2013.

(3) Primarily foreign seasonal lines of credit

In August 2013, the Company completed certain refinancing transactions, which are described below.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

Senior Secured Revolving Credit Facility

On August 1, 2013, the agreement governing the Company's senior secured revolving credit facility was amended and restated to provide for a senior secured revolving credit facility with a syndicate of banks of approximately $303.9 million that will automatically reduce to approximately $210.3 million on April 15, 2014 and will mature in April 15, 2017, subject to a springing maturity on April 15, 2014 if by that date the Company has not deposited in the Blocked Account (as defined below) sufficient amounts to fund the repayment at maturity of all then outstanding 5½% Convertible Senior Subordinated Notes due 2014 of the Company (the “Convertible Notes”). Borrowings under the amended and restated senior secured revolving credit facility initially bear interest at an annual rate of LIBOR plus 3.75% and base rate plus 2.75%, as applicable, though the interest rate under the amended and restated senior secured revolving credit facility is subject to increase or decrease according to a consolidated interest coverage ratio.
          The agreement governing the amended and restated senior secured revolving credit facility requires the Company to deposit with the lenders, in a segregated account that the Company may not use other than for specified purposes (the “Blocked Account”), the net proceeds from the sale of $735.0 million in aggregate principal amount of the Company's 9.875% Senior Secured Second Lien Notes due 2021 (the “Second Lien Notes”) that are not immediately applied to redeem all of the Company's outstanding 10% Senior Notes due 2016 (the “Senior Notes”). Amounts held in the Blocked Account may be used solely to purchase any and all Convertible Notes tendered in the Company's pending cash tender offer to purchase up to $30.0 million in aggregate principal amount of the Convertible Notes commenced on July 17, 2013 (the “Convertible Notes Tender Offer”) and, subject to conditions, to retire any remaining Convertible Notes not purchased in the Convertible Notes Tender Offer, including repayment at maturity. Borrowings under the amended and restated senior secured revolving credit facility are secured by a first priority lien of specified property, including the capital stock of specified subsidiaries and the Blocked Account.

Financial covenants.  The following financial covenants and required financial ratios are included in the agreement governing the amended and restated senior secured revolving credit facility:

•	a minimum consolidated interest coverage ratio specified for each fiscal quarter of 2014 and 1.90 to 1.00 thereafter, which ratio is 1.90 to 1.00 for the fiscal quarter ending June 30, 2013;

•	a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 7.25 to 1.00 for the fiscal quarter ending June 30, 2013;

•
a maximum consolidated total senior debt to working capital ratio of not more than 0.80 to 1.00 other than during periods in which the consolidated leverage ratio is less than 4.00 to 1.00 if the consolidated leverage ratio has been less than 4.00 to 1.00 for the prior two consecutive fiscal quarters; and

•
a maximum amount of the Company's annual capital expenditures of $50.8 million during the fiscal year ending March 31, 2014 and $40.0 million during any fiscal year thereafter, in each case with a one-year carry-forward (not in excess of $40.0 million) for unused capital expenditures in any fiscal year below the maximum amount.

Certain of these financial covenants are calculated on a rolling twelve-month basis and certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the agreement governing the amended and restated senior secured revolving credit facility. For more information regarding these covenants, see the Company's Form 8-K filed August 1, 2013.

Affirmative and restrictive covenants.  The agreement governing the amended and restated senior secured revolving credit facility contains affirmative and negative covenants (subject, in each case, to exceptions and qualifications), including covenants that limit the Company's ability to, among other things, incur additional indebtedness, incur certain guarantees, merge, consolidate or dispose of substantially all of its assets, grant liens on its assets, pay dividends, redeem stock or make other distributions or restricted payments, create certain dividend and payment restrictions on its subsidiaries, repurchase or redeem capital stock or prepay subordinated debt, make certain investments, agree to restrictions on the payment of dividends to it by its subsidiaries, sell or otherwise dispose of assets, including equity interests of its subsidiaries, enter into transactions with its affiliates, and enter into certain sale and leaseback transactions.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Senior Secured Second Lien Notes

On August 1, 2013, the Company issued $735.0 million in aggregate principal amount of the Second Lien Notes. The Second Lien Notes were sold at 98.000% of the face value, for gross proceeds of approximately $720.3 million. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes will mature on July 15, 2021. The Second Lien Notes are secured by a second priority pledge of specified property of the Company, including the capital stock of specified subsidiaries and the Blocked Account. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.
          The indenture governing the Second Lien Notes requires the Company's existing and future material domestic subsidiaries to guarantee the Second Lien Notes. The Company has no material domestic subsidiaries, and the Second Lien Notes are not presently guaranteed by any subsidiary. If a change of control (as defined in the indenture governing the Second Lien Notes) occurs at any time, holders of the Second Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Second Lien Notes for cash at a price equal to 101% of the principal amount of Second Lien Notes being repurchased, plus accrued and unpaid interest and special interest, if any, to, but excluding, the date of repurchase. In connection with the issuance of the Second Lien Notes, the Company entered into a registration rights agreement that requires the Company to pay additional special interest on the Second Lien Notes, at increasing annual rates up to a maximum of 1.0% per year, if the Company fails to timely comply with its registration obligations thereunder.

Redemption of Existing Senior Notes

On August 2, 2013, the Company redeemed all $635.0 million in aggregate principal amount of the Company's outstanding 10% Senior Notes due 2016 at a redemption price equal to 105.000% of the aggregate principal amount thereof, plus accrued and unpaid interest.

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of June 30, 2013, we had approximately $634.7 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $935.8 million subject to limitations as provided for in the Credit Agreement. Additionally against these lines there was $10.7 million available in unused letter of credit capacity with $3.9 million issued but unfunded.
          We also have foreign seasonal borrowings with maturity greater than one year. As of June 30, 2013, approximately $5.2 million was drawn and outstanding with maximum capacity totaling $25.0 million. Certain of these foreign seasonal borrowings are secured by certain of our subsidiary borrowers' accounts receivable and inventories totalling $7.9 million and restrict the payment of dividends by the subsidiary borrower during the term of the agreement. We record outstanding borrowings under our foreign seasonal revolver agreements as long-term as we intend to extend repayment terms to the maturity date in accordance with the agreement.

FACTORS THAT MAY AFFECT FUTURE RESULTS:
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995. These statements, which are based on current expectations of future events, may be identified by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning. These statements also may be identified by the fact that they do not relate strictly to historical or current facts. If underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated or projected. Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers. A further list and description of these risks, uncertainties and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2013 and in our other filings with the Securities and Exchange Commission. We do not undertake to update any forward-looking statements that we may make from time to time.

Alliance One International, Inc. and Subsidiaries

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

There have been no significant changes to our market risk since March 31, 2013. For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2013.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2013.

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
          There were no changes that occurred during the three months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

In October 2001, the Directorate General for Competition (“DGCOMP”) of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy. In respect of the investigation into practices in Spain, in 2004 the EC fined the Company and its Spanish subsidiaries €4.4 million (US$5.6 million) in the aggregate. In respect of the investigation into practices in Italy, in October 2005 the EC announced the assessment of fines against the Company and its Italian subsidiaries of €24.0 million (US$28.8 million) in the aggregate. With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry. The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions with the European Court of Justice (the “ECJ”). The Company has fully recognized the impact of each of the fines and has paid all of such fines as part of the appeal process. Except as described below, all appeals in these matters have been concluded. A hearing before the ECJ in case C-652/11 P relating to the appeal of one of the Company's Italian subsidiaries which had been individually fined €3.99 million was held on October 15, 2012, and the ECJ has referred the case back to the European General Court for further proceedings. The Company has decided not to further pursue the appeal in this matter, and accordingly this matter is now concluded. In appeals relating to a Spanish subsidiary involving €2.6 million in fines, a hearing before the ECJ in case C-679/11 P regarding joint and several parent-company liability was held on January 10, 2013, while the appeal in case C-668/11 P relating to the underlying liability of the Spanish subsidiary is proceeding without a hearing. The ECJ has indicated that it will render its judgment in these two appeals on or about September 26, 2013. The outcome of these appeals is uncertain.
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7.4 million (US$9.6 million) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.

Alliance One International, Inc. and Subsidiaries

Part II. Other Information (continued)

Item 1.    Legal Proceedings (continued)

          On June 6, 2008, the Company's Brazilian subsidiary and a number of other tobacco processors were notified of a class action initiated by the ALPAG - Associação Lourenciana de Pequenos Agricultrores ("Association of Small Farmers of São Lourenço”). The case was brought before the 2nd civil court of São Lourenço do Sul. On April 20, 2012, the Company's motion to dismiss the class action was granted in part and denied in part. On June 26, 2013, the court dismissed the remaining claims in this case. The period permitted for appeal of the dismissal has expired, and this matter is now concluded.

Item 1A.    Risk Factors

None.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.    Defaults Upon Senior Securities

None.

Item 4.    Mine Safety Disclosures

N/A

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: August 9, 2013	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)