Form 10-Q
period 2013-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2013-11-05
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2013

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
                                               Yes [ ]                                                                              No [X]

As of November 1, 2013, the registrant had 88,146,892 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Six Months Ended September 30, 2013 and 2012	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Six Months Ended September 30, 2013 and 2012	4

		Condensed Consolidated Balance Sheets
		September 30, 2013 and 2012 and March 31, 2013	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Six Months Ended September 30, 2013 and 2012	6

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended September 30, 2013 and 2012	7

		Notes to Condensed Consolidated Financial Statements	8 – 25

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	26 – 39

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

	Item 4.	Controls and Procedures	39 – 40

Part II.	Other Information

	Item 1.	Legal Proceedings	40

	Item 1A.	Risk Factors	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	Mine Safety Disclosures	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	41

Signature			42

Index of Exhibits			43

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2013	2012	2013	2012

Sales and other operating revenues	$700,680	$576,411	$1,084,567	$934,181
Cost of goods and services sold	616,710	489,448	972,103	805,655
Gross profit	83,970	86,963	112,464	128,526
Selling, general and administrative expenses	34,641	35,982	70,132	72,076
Other income (expense)	(499)	(1,157)	745	(1,347)
Restructuring and asset impairment charges	580	—	2,776	—
Operating income	48,250	49,824	40,301	55,103
Debt retirement expense	55,582	—	55,599	—
Interest expense (includes debt amortization of $2,691 and $2,625 for the three months and $5,201 and $5,217 for the six months in 2013 and 2012, respectively)	31,684	29,776	60,527	56,891
Interest income	1,859	1,121	3,845	2,119
Income (loss) before income taxes and other items	(37,157)	21,169	(71,980)	331
Income tax expense	10,291	3,901	11,159	13,140
Equity in net income of investee companies	1,362	1,045	320	850
Net income (loss)	(46,086)	18,313	(82,819)	(11,959)
Less: Net income (loss) attributable to noncontrolling interests	(104)	(55)	25	416
Net income (loss) attributable to Alliance One International, Inc.	$(45,982)	$18,368	$(82,844)	$(12,375)

Income (loss) per share:
Basic	$(.53)	$.21	$(.95)	$(.14)
Diluted	$(.53)	$.18	$(.95)	$(.14)

Weighted average number of shares outstanding:
Basic	87,570	87,367	87,522	87,280
Diluted	87,570	110,545	87,522	87,280

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended September 30, 2013 and 2012
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$(46,086)	$18,313	$(82,819)	$(11,959)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	1,861	1,074	2,610	(702)
Defined benefit pension amounts reclassified to income	522	(521)	1,044	(521)
Total other comprehensive income (loss), net of tax	2,383	553	3,654	(1,223)
Total comprehensive income (loss)	(43,703)	18,866	(79,165)	(13,182)
Comprehensive income (loss) attributable to noncontrolling interests	(104)	(55)	25	416
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(43,599)	$18,921	$(79,190)	$(13,598)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				September 30, 2013	September 30, 2012	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents				$85,430	$194,717	$92,026
Trade and other receivables, net				319,539	270,632	224,222
Accounts receivable, related parties				99,053	111,878	55,696
Inventories				984,773	1,009,722	903,947
Advances to tobacco suppliers				117,577	104,840	109,520
Recoverable income taxes				7,857	7,361	8,980
Current deferred taxes				24,897	22,529	16,776
Prepaid expenses				33,048	37,819	36,811
Other current assets				12,656	7,419	16,777
Total current assets				1,684,830	1,766,917	1,464,755
Other assets
Investments in unconsolidated affiliates				24,482	24,207	25,169
Goodwill and other intangible assets				29,248	33,525	31,471
Deferred income taxes				49,114	60,952	56,045
Other deferred charges				22,739	18,145	12,971
Other noncurrent assets				44,389	62,324	50,190
				169,972	199,153	175,846
Property, plant and equipment, net				265,840	265,100	270,978
				$2,120,642	$2,231,170	$1,911,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$668,919	$491,207	$356,836
Accounts payable				49,282	58,904	135,260
Due to related parties				27,907	64,757	26,084
Advances from customers				113,484	55,727	16,817
Accrued expenses and other current liabilities				91,371	84,493	70,152
Income taxes				15,484	11,750	9,454
Long-term debt current				56,173	51,268	6,349
Total current liabilities				1,022,620	818,106	620,952

Long-term debt				721,652	962,327	830,870
Deferred income taxes				6,060	8,268	6,396
Liability for unrecognized tax benefits				8,662	7,853	8,617
Pension, postretirement and other long-term liabilities				97,685	114,540	102,713
				834,059	1,092,988	948,596
Commitments and contingencies
Stockholders’ equity	September 30, 2013	September 30, 2012	March 31, 2013
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	95,692	95,454	95,494	462,011	460,334	460,914
Retained deficit				(150,173)	(103,717)	(67,329)
Accumulated other comprehensive loss				(51,538)	(39,896)	(55,192)
Total stockholders’ equity of Alliance One International, Inc.				260,300	316,721	338,393
Noncontrolling interests				3,663	3,355	3,638
Total equity				263,963	320,076	342,031
				$2,120,642	$2,231,170	$1,911,579
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421
Net income (loss)	—	(12,375)	—	—	416	(11,959)
Restricted stock surrendered	(118)	—	—	—	—	(118)
Stock-based compensation	2,955	—		—	—	2,955
Other comprehensive loss, net of tax	—	—	(702)	(521)	—	(1,223)

Balance, September 30, 2012	$460,334	$(103,717)	$(3,624)	$(36,272)	$3,355	$320,076

Balance, March 31, 2013	$460,914	$(67,329)	$(5,724)	$(49,468)	$3,638	$342,031
Net income (loss)	—	(82,844)	—	—	25	(82,819)
Stock-based compensation	1,097	—	—	—	—	1,097
Other comprehensive loss, net of tax	—	—	2,610	1,044	—	3,654

Balance, September 30, 2013	$462,011	$(150,173)	$(3,114)	$(48,424)	$3,663	$263,963

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2013 and 2012 (Unaudited)

(in thousands)	September 30, 2013	September 30, 2012

Operating activities
Net loss	$(82,819)	$(11,959)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	17,212	16,589
Debt amortization/interest	6,810	7,432
Debt retirement costs	55,599	—
Loss on foreign currency transactions	11,075	9,034
Restructuring and asset impairment charges	2,776	—
Stock-based compensation	1,712	3,297
Changes in operating assets and liabilities, net	(182,574)	(236,228)
Other, net	387	919
Net cash used by operating activities	(169,822)	(210,916)

Investing activities
Purchases of property, plant and equipment	(11,937)	(20,433)
Proceeds from sale of property, plant and equipment	667	835
Restricted cash	391	7,611
Other, net	(573)	(888)
Net cash used by investing activities	(11,452)	(12,875)

Financing activities
Net proceeds from short-term borrowings	307,805	121,526
Proceeds from long-term borrowings	885,300	228,060
Repayment of long-term borrowings	(960,894)	(44,821)
Debt issuance cost	(21,938)	(5,759)
Debt retirement costs	(34,347)	—
Net cash provided by financing activities	175,926	299,006

Effect of exchange rate changes on cash	(1,248)	(241)

Increase (decrease) in cash and cash equivalents	(6,596)	74,974
Cash and cash equivalents at beginning of period	92,026	119,743
Cash and cash equivalents at end of period	$85,430	$194,717

Other information:
Cash paid during the six months:
Interest	$50,457	$47,843
Taxes	5,697	10,795

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included. Included in Operating Income for the six months ended September 30, 2013 is a pretax charge of approximately $11,000 primarily resulting from reducing the estimate for recoveries of advances to tobacco suppliers in Zambia. The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $3,431 and $3,975 for the three months ended September 30, 2013 and 2012, respectively and $10,962 and $9,122 for the six months ended September 30, 2013 and 2012, respectively.

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

Recent Accounting Pronouncements Not Yet Adopted
In July 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the financial presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The primary objective of this accounting guidance is to reduce diversity in financial presentations resulting from a current lack of guidance on this topic. An unrecognized tax benefit should be presented as a reduction in a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting guidance is effective for the Company on April 1, 2014. The Company currently reports its applicable unrecognized tax benefits in accordance with this guidance and therefore, does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of September 30, 2013, the Company’s unrecognized tax benefits totaled $8,065, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2013, accrued interest and penalties totaled $840 and $1,210 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of September 30, 2013, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Six Months Ended September 30, 2013
The effective tax rate used for the six months ended September 30, 2013 was (15.5)% compared to 3,969.8% for the six months ended September 30, 2012. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The Company expects the tax rate for the year ended March 31, 2014 to be (119.6)% after absorption of discrete items.
         For the six months ended September 30, 2013, the Company recorded a discrete event adjustment expense of $6,722, bringing the effective tax rate estimated for the six months of (6.2)% to (15.5)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the six months ended September 30, 2012 , the Company recorded a discrete event adjustment expense of $913, bringing the effective tax rate estimated for the six months of 3,694.0% to 3,969.8%. This discrete event adjustment expense relates primarily to increases in net exchange losses on income tax accounts and an adjustment to the valuation allowance related to resolution of a prior period uncertain tax position; and decreases due to the expiration of an assessment period local country administrative practice pertaining to an international unrecognized tax benefit and the release of a U.S. uncertain tax position effectively settled upon completion of a tax examination of a prior year. The significant difference in the estimated effective tax rate for the six months ended September 30, 2013 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2013	September 30, 2012	March 31, 2013
Amounts guaranteed (not to exceed)	$126,608	$117,928	$125,623
Amounts outstanding under guarantee	121,634	112,227	98,689
Fair value of guarantees	6,023	9,489	6,367

         Of the guarantees outstanding at September 30, 2013, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe which is included in Accounts Receivable, Related Parties.

Alliance One International, Inc. and Subsidiaries

3. GUARANTEES (continued)
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of September 30, 2013 and 2012 and March 31, 2013, respectively, the Company had balances of $3,200, $1,979 and $45,843 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company previously implemented several strategic initiatives in response to shifts in supply and demand balances and changing business models of its customers. These initiatives were substantially complete at March 31, 2013. The Company continues to focus on improving factory efficiencies and other core components of its business. As part of this focus, the Company agreed to a joint processing venture in one of its foreign locations during the three months ended June 30, 2013. As a result, the Company recorded pretax charges of $1,893 in connection with the reduction in workforce including the effect on the Company's defined benefit pension plans of $1,261. An asset impairment charge of $303 was recorded for certain processing equipment in connection with the new venture. During the three months ended September 30, 2013, employee separation charges of $580 were incurred as the Company continues to respond to changes in its business.
         The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months and six months ended September 30, 2013 and 2012, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
Restructuring and Asset Impairment Charges	2013	2012	2013	2012
Employee separation and other cash charges:
Beginning balance	$1,144	$1,405	$668	$1,960
Period charges:
Severance charges	580	—	1,212	—
Total period charges	580	—	1,212	—
Payments through September 30	(676)	(229)	(832)	(784)
Ending balance September 30	$1,048	$1,176	$1,048	$1,176
Asset impairment and other non-cash charges	$—	$—	$1,564	$—
Total restructuring charges for the period	$580	$—	$2,776	$—

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Separation and Other Cash Charges	2013	2012	2013	2012
Beginning balance:	$1,144	$1,405	$668	$1,960
South America	—	165	—	183
Value added services	—	—	—	—
Other regions	1,144	1,240	668	1,777
Period charges:	$580	$—	$1,212	$—
South America	433	—	433	—
Value added services	—	—	—	—
Other regions	147	—	779	—
Payments through September 30	$(676)	$(229)	$(832)	$(784)
South America	(433)	(19)	(433)	(37)
Value added services	—	—	—	—
Other regions	(243)	(210)	(399)	(747)
Ending balance September 30	$1,048	$1,176	$1,048	$1,176
South America	—	146	—	146
Value added services	—	—	—	—
Other regions	1,048	1,030	1,048	1,030

Alliance One International, Inc. and Subsidiaries

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and six months ended September 30, 2013 and 2012:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of September 30, 2013		11.5	2.5	0.5
March 31, 2012 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$16,588	$60,975
Accumulated amortization	—	(11,584)	(3,043)	(10,483)	(25,110)
Net March 31, 2012	2,794	22,116	4,850	6,105	35,865
Additions	—	—	—	22	22
Amortization expense	—	(421)	(115)	(762)	(1,298)
Net June 30, 2012	2,794	21,695	4,735	5,365	34,589
Additions	—	—	—	247	247
Amortization expense	—	(422)	(127)	(762)	(1,311)
Net September 30, 2012	2,794	21,273	4,608	4,850	33,525
Additions	—	—	—	707	707
Amortization expense	—	(842)	(372)	(1,547)	(2,761)
Net March 31, 2013	2,794	20,431	4,236	4,010	31,471
Additions	—	—	—	221	221
Amortization expense	—	(421)	(196)	(806)	(1,423)
Net June 30, 2013	2,794	20,010	4,040	3,425	30,269
Additions	—	—	—	342	342
Amortization expense	—	(422)	(237)	(704)	(1,363)
Net September 30, 2013	$2,794	$19,588	$3,803	$3,063	$29,248
(1) Goodwill of $1,592 relates to the Other Regions segment and $1,202 relates to the Value Added Services segment.

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
October 1, 2013 through March 31, 2014	842	818	610	$2,270
2015	1,685	1,173	841	3,699
2016	1,685	1,812	711	4,208
2017	1,685	—	536	2,221
2018	1,685	—	308	1,993
Subsequent years	12,006	—	57	12,063
	$19,588	$3,803	$3,063	$26,454
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2013. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees one of its joint venture’s borrowings which also represents a variable interest in that joint venture. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At September 30, 2013 and 2012, and March 31, 2013, the Company’s investment in these joint ventures was $23,462, $23,023, and $23,986, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures were $3,009 at September 30, 2012 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. There were no advances at September 30, 2013 and March 31, 2013. The Company guaranteed an amount to a joint venture not to exceed $18,418, $19,611 and $19,363 at September 30, 2013 and 2012, and March 31, 2013, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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
          The following table presents the summary segment information for the three months and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Sales and other operating revenues:
South America	$346,604	$272,993	$533,882	$451,338
Value added services	29,857	33,568	60,937	67,200
Other regions	324,219	269,850	489,748	415,643
Total revenue	$700,680	$576,411	$1,084,567	$934,181

Operating income:
South America	$22,690	$24,893	$29,542	$25,762
Value added services	2,957	6,482	5,529	8,130
Other regions	22,603	18,449	5,230	21,211
Total operating income	48,250	49,824	40,301	55,103

Debt retirement expense	55,582	—	55,599	—
Interest expense	31,684	29,776	60,527	56,891
Interest income	1,859	1,121	3,845	2,119
Income (loss) before income taxes and other items	$(37,157)	$21,169	$(71,980)	$331

Analysis of Segment Assets	September 30, 2013	September 30, 2012	March 31, 2013
Segment assets:
South America	$661,696	$717,526	$616,946
Value added services	209,574	158,591	197,959
Other regions	1,249,372	1,355,053	1,096,674
Total assets	$2,120,642	$2,231,170	$1,911,579

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at September 30, 2013 and 2012. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 6,888 at a weighted average exercise price of $6.04 per share at September 30, 2013 and 7,189 at a weighted average exercise price of $6.01 per share at September 30, 2012.
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
          The following table summarizes the computation of earnings per share for the three months and six months ended September 30, 2013 and 2012, respectively.

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands, except per share data)	2013		2012		2013		2012
BASIC INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(45,982)		$18,368		$(82,844)		$(12,375)

SHARES
Weighted average number of shares outstanding	87,570		87,367		87,522		87,280

BASIC INCOME (LOSS) PER SHARE	$(.53)		$.21		$(.95)		$(0.14)

DILUTED INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(45,982)		$18,368		$(82,844)		$(12,375)
Plus interest expense on 5 1/2% convertible notes, net of tax	—	*	1,016		—	*	—	*
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$(45,982)		$19,384		$(82,844)		$(12,375)

SHARES
Weighted average number of common shares outstanding	87,570		87,367		87,522		87,280
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	306		—	*	—	*
Assuming conversion of 5 1/2% convertible notes at the time of issuance	—	*	22,872		—	*	—	*
Shares applicable to stock warrants	—	**	—	**	—	**	—	**
Adjusted weighted average number of common shares outstanding	87,570		110,545		87,522		87,280
DILUTED INCOME (LOSS) PER SHARE	$(.53)		$.18		$(.95)		$(0.14)

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months and six months ended September 30, 2013 and 2012, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $1,007 and $672 for the three months ended September 30, 2013 and 2012, respectively and $1,712 and $3,297 for the six months ended September 30, 2013 and 2012, respectively.

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
          During the six months ended September 30, 2012, 3,350 stock-based compensation awards for stock options were granted. No stock options were granted during the three months and six months ended September 30, 2013.
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

          During the three months and six months ended September 30, 2013 and 2012, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except grant date fair value)	2013	2012	2013	2012
Restricted Stock
Number Granted	198	167	198	167
Grant Date Fair Value	$3.80	$2.89	$3.80	$2.89
Restricted Stock Units
Number Granted	—	—	643	—
Grant Date Fair Value	$—	$—	$3.85	$—
Performance Based Stock Units
Number Granted	—	—	643	—
Grant Date Fair Value	$—	$—	$3.85	$—

          Under the terms of the Performance Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $5,908 and the total assessment including penalties and interest at September 30, 2013 is $15,323. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $13,075 at September 30, 2013, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

Other
In October 2001, the Directorate General for Competition of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy. In respect of these investigations, in 2004 and 2005 the EC announced the assessment of fines against the Company and its Spanish and Italian subsidiaries. With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry. The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions with the European Court of Justice (the “ECJ”). The majority of these appeals have previously been resolved, and the remaining two appeals with respect to these matters concluded during the quarter ended September 30, 2013, with the ECJ denying, on September 26, 2013, the appeals in cases C-679/11 P and C-668/11 relating to a Spanish subsidiary and the Company’s joint and several parent company liability. The Company previously fully recognized the impact of these fines and had previously paid the fines as part of the appeal process.
          Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., has asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim, allegedly arising from a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction, seeks the recovery of €7,377 (US$9,974) plus interest and costs. A hearing for the disposition of this matter was held in December 2011 and the court's ruling is pending. Due to the uncertain legal interpretation in a foreign jurisdiction and the complexity of the matter, the Company is not able to reasonably estimate the outcome.
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

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS

During the three months ended September 30, 2013, the Company completed certain refinancing transactions, which are described below.

Senior Secured Revolving Credit Facility

On August 1, 2013, the agreement governing the Company's senior secured revolving credit facility was amended and restated to provide for a senior secured revolving credit facility with a syndicate of banks of approximately $303,900 that will automatically reduce to approximately $210,300 on April 15, 2014 and will mature in April 15, 2017, subject to a springing maturity on April 15, 2014 if by that date the Company has not deposited in the Blocked Account (as defined below) sufficient amounts to fund the repayment at maturity of all then outstanding 5½% Convertible Senior Subordinated Notes due 2014 of the Company (the “Convertible Notes”). Borrowings under the amended and restated senior secured revolving credit facility initially bear interest at an annual rate of LIBOR plus 3.75% and base rate plus 2.75%, as applicable, though the interest rate under the amended and restated senior secured revolving credit facility is subject to increase or decrease according to the Company's consolidated interest coverage ratio.
          The agreement governing the amended and restated senior secured revolving credit facility requires the Company to deposit with the lenders, in a segregated account that the Company may not use other than for specified purposes (the “Blocked Account”), the net proceeds from the sale of $735,000 in aggregate principal amount of the Company's 9.875% Senior Secured Second Lien Notes due 2021 (the “Second Lien Notes”) that are not immediately applied to redeem all of the Company's outstanding 10% Senior Notes due 2016 (the “Senior Notes”). Amounts held in the Blocked Account may be used solely to purchase any and all Convertible Notes tendered in the Company's cash tender offer to purchase up to $60,000 in aggregate principal amount of the Convertible Notes commenced on July 17, 2013 (the “Convertible Notes Tender Offer”) and, subject to conditions, to retire any remaining Convertible Notes not purchased in the Convertible Notes Tender Offer, including repayment at maturity. All amounts deposited in the Blocked Account from the net proceeds of the sale of the Second Lien Notes were applied to the purchase of Convertible Notes in the Convertible Notes Tender Offer. Borrowings under the amended and restated senior secured revolving credit facility are secured by a first priority lien on specified property of the Company, including the capital stock of specified subsidiaries, all U.S. accounts receivable, certain U.S. inventory, intercompany notes evidencing loans or advances, certain U.S. fixed assets and the Blocked Account.

Financial covenants.  The following financial covenants and required financial ratios are included in the agreement governing the amended and restated senior secured revolving credit facility:

•	a minimum consolidated interest coverage ratio specified for each fiscal quarter of 2014 and 1.90 to 1.00 thereafter, which ratio is 1.80 to 1.00 for the fiscal quarter ending September 30, 2013;

•	a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 7.80 to 1.00 for the fiscal quarter ending September 30, 2013;

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

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS (continued)

Senior Secured Revolving Credit Facility (continued)

          At September 30, 2013, there were no borrowings under the amended and restated senior secured revolving credit facility. The Company continuously monitors its compliance with the covenants of its amended and restated senior secured revolving credit facility, its senior notes and its senior secured second lien notes. Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder. As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months. If the Company were unable to maintain compliance with the covenants in the Amended and Restated Senior Secured Revolving Credit Facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities. If the Company were unable to obtain modification, in a scenario where it is required, the Company could decide to pay off outstanding amounts and terminate the agreement. In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.
          As amended, the senior secured revolving credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At September 30, 2013, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

Senior Secured Second Lien Notes
On August 1, 2013, the Company issued $735,000 in aggregate principal amount of the Second Lien Notes. The Second Lien Notes were sold at 98% of the face value, for gross proceeds of approximately $720,300. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes will mature on July 15, 2021. The Second Lien Notes are secured by a second priority lien on specified property of Alliance One International, Inc. for which the amended and restated senior secured revolving credit facility holds the first priority lien. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.
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

Redemption of Existing Senior Notes
On August 2, 2013, the Company redeemed all $635,000 in aggregate principal amount of the Company's outstanding 10% Senior Notes due 2016 at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued and unpaid interest and other costs of which $31,808 was charged to debt retirement expense. As a result of the redemption of the Senior Notes, the Company accelerated $6,095 of deferred financing costs and $14,612 of amortization of original issue discount during the three months ended September 30, 2013.

Partial Tender of Convertible Senior Subordinated Notes
On August 30, 2013, the Company purchased of $60,000 in aggregate principal amount of its existing $115,000 5 ½% Convertible Senior Subordinated Notes due 2014 pursuant to a cash tender offer at a purchase price equal to $1.03 per $1.00 principal amount plus accrued and unpaid interest and other costs of which $2,539 was charged to debt retirement expense. The Company funded the purchase with available cash and a portion of the net proceeds from the issuance of the $735,000 Second Lien Notes, which proceeds had been held in the Blocked Account. As a result of this purchase, the Company accelerated $412 of deferred financing costs during the three months ended September 30, 2013.

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
           The following table summarizes the fair value of the Company’s derivatives by type at September 30, 2013 and 2012, and March 31, 2013.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at September 30, 2013	Other Current Assets	$810	Accrued Expenses and Other Current Liabilities	$77
Foreign currency contracts at September 30, 2012	Other Current Assets	$398	Accrued Expenses and Other Current Liabilities	$747
Foreign currency contracts at March 31, 2013	Other Current Assets	$3,145	Accrued Expenses and Other Current Liabilities	$644

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2013 and 2012.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Six Months Ended September 30,
		2013	2012	2013	2012

Foreign currency contracts	Cost of goods and services sold	$607	$(295)	$(2,673)	$(13,250)

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
         The Company experienced a special termination benefit and curtailment loss of $1,261 during the quarter ended June 30, 2013 in connection with restructuring in one of its foreign locations, which has been recorded in Restructuring and Asset Impairment Charges.

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Service cost	$530	$511	1,078	$1,023
Interest expense	1,662	1,842	3,383	3,684
Expected return on plan assets	(1,519)	(1,571)	(3,037)	(3,140)
Amortization of prior service cost	49	55	102	110
Actuarial loss	760	500	1,517	998
Curtailment loss	—	—	77	—
Special termination benefit	—	—	1,184	—
Net periodic pension cost	$1,482	$1,337	$4,304	$2,675

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the six months ended September 30, 2013, contributions of $5,137 were made to pension plans for fiscal 2014. Additional contributions to pension plans of approximately $7,574 are expected during the remainder of fiscal 2014. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of September 30, 2013, contributions of $387 were made to the plans for fiscal 2014. Additional contributions of $499 to the plans are expected during the rest of fiscal 2014. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Postretirement Health and Life Insurance Benefits (continued)

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Service cost	$17	$15	33	$31
Interest expense	142	157	284	314
Amortization of prior service cost	(410)	(410)	(820)	(821)
Actuarial loss	123	117	246	234
Net periodic pension (benefit)	$(128)	$(121)	$(257)	$(242)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	September 30, 2013	September 30, 2012	March 31, 2013
Processed tobacco	$701,329	$775,685	$549,738
Unprocessed tobacco	251,472	187,965	310,164
Other	31,972	46,072	44,045
	$984,773	$1,009,722	$903,947

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2013	$(5,724)	$(49,468)	$(55,192)
Other comprehensive earnings before reclassifications	749	—	749
Amounts reclassified to net earnings, net of tax	—	522	522
Other comprehensive earnings, net of tax	749	522	1,271
Balances, June 30, 2013	(4,975)	(48,946)	(53,921)
Other comprehensive earnings before reclassifications	1,861	—	1,861
Amounts reclassified to net earnings, net of tax	—	522	522
Other comprehensive earnings, net of tax	1,861	522	2,383
Balances, September 30, 3013	$(3,114)	$(48,424)	$(51,538)

Balances, March 31, 2012	$(2,922)	$(35,751)	$(38,673)
Other comprehensive losses before reclassifications	(1,776)	—	(1,776)
Amounts reclassified to net earnings, net of tax	—	—	—
Other comprehensive losses, net of tax	(1,776)	—	(1,776)
Balances, June 30, 2012	(4,698)	(35,751)	(40,449)
Other comprehensive earnings before reclassifications	1,074	—	1,074
Amounts reclassified to net earnings, net of tax	—	(521)	(521)
Other comprehensive earnings, net of tax	1,074	(521)	553
Balances, September 30, 2012	$(3,624)	$(36,272)	$(39,896)

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months and six months ended September 30, 2013 and 2012:

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Pension and postretirement plans (*):
Actuarial loss	$884	$(1,232)	$1,763	$(1,232)
Amortization of prior service cost	(362)	711	(719)	711
	$522	$(521)	$1,044	(521)

Amounts reclassified from accumulated other comprehensive losses to net earnings	$522	$(521)	$1,044	$(521)
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
          The agreements for the second and third securitization programs also allow the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. These are uncommitted programs, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. This liability is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets. The investment limits under these agreements are $35,000 and $85,000, respectively.
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $2,435 and $12,316 as a result of the net settlement as of September 30, 2013 and March 31, 2013, respectively. There was no reduction at September 30, 2012. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.

Alliance One International, Inc. and Subsidiaries

16. SALE OF RECEIVABLES (continued)

          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	September 30,		March 31,
	2013	2012	2013
Receivables outstanding in facility	$176,481	$133,392	$156,633
Beneficial interest	$35,304	$20,989	$31,992
Servicing liability	$—	$—	$166
Cash proceeds for the six months ended September 30:
Cash purchase price	$322,631	$256,747
Deferred purchase price	98,481	118,628
Service fees	175	254
Total	$421,287	$375,629

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

	September 30, 2013	September 30, 2012	March 31, 2013
Carrying value	$777,825	$1,013,595	$837,219
Estimated fair value	739,344	1,035,702	877,869

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of September 30, 2013 and 2012 and March 31, 2013 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at September 30, 2013 by $117 and $235, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at September 30, 2013 would change by $320 or $640, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at September 30, 2013 would change by $524 or $1,037, respectively.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	September 30, 2013			September 30, 2012			March 31, 2013
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$810	$—	$810	$398	$—	$398	$3,145	$—	$3,145
Securitized beneficial interests	—	35,304	35,304	—	20,989	20,989	—	31,992	31,992
Total Assets	$810	$35,304	$36,114	$398	$20,989	$21,387	$3,145	$31,992	$35,137
Liabilities
Guarantees	$—	$6,023	$6,023	$—	$9,489	$9,489	$—	$6,367	$6,367
Derivative financial instruments	77	—	77	747	—	747	644	—	644
Total liabilities	$77	$6,023	$6,100	$747	$9,489	$10,236	$644	$6,367	$7,011

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended September 30, 2013		Six Months Ended September 30, 2013
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance	$21,349	$6,176	31,992	$6,367
Issuances of guarantees/sales of receivables	69,857	2,171	111,998	6,038
Settlements	(54,405)	(2,324)	(107,222)	(6,382)
Losses recognized in earnings	(1,497)	—	(1,464)	—
Ending Balance September 30, 2013	$35,304	$6,023	$35,304	$6,023

	Three Months Ended September 30, 2012		Six Months Ended September 30, 2012
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance	$35,368	$5,803	$25,864	$5,265
Issuances of guarantees/sales of receivables	55,541	5,170	111,879	9,062
Settlements	(67,888)	(1,484)	(114,168)	(4,838)
Losses recognized in earnings	(2,032)	—	(2,586)	—
Ending Balance September 30, 2012	$20,989	$9,489	$20,989	$9,489

The amount of unrealized losses relating to assets still held at the respective dates of September 30, 2013 and 2012 and March 31, 2013 were $1,275, $1,052 and $1,538 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at September 30, 2013:

	Fair Value at September 30, 2013		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$35,304	Discounted Cash Flow	Discount Rate	2.78%
			Payment Speed	97 days
Tobacco Supplier Guarantees	$3,198	Historical Loss	Historical Loss	4.7% to 8%
Deconsolidated Subsidiary Guarantees	$2,825	Discounted Cash Flow	Market Interest Rate	12.5%

18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	September 30, 2013	September 30, 2012	March 31, 2013
Balances:
Accounts receivable	$99,053	$111,878	$55,696
Accounts payable	27,907	64,757	26,084

	Three Months Ended September 30,		Six Months Ended September 30,
	2013	2012	2013	2012
Transactions:
Purchases	$57,766	$62,824	$85,709	$89,142

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

19. SUBSEQUENT EVENT

On October 1, 2013, the Company amended one of its securitization programs to increase the investment limit from $85,000 to $100,000 and add an additional Company-owned subsidiary as a seller in the program.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

For the quarter, tobacco revenues and costs increased primarily due to higher prices and the timing of shipments. Average sales prices and cost of tobacco prices increased due to higher green costs primarily in Brazil and Africa. However, the tobacco cost increases were not fully passed on to customers which negatively impacted our profitability. These same factors are reflected in our year-to-date results. In addition, our year-to-date profitability is further negatively impacted by the lower recoveries of advances to tobacco suppliers in Zambia. As a result of several refinancing transactions during the quarter, we incurred over $55.0 million in one-time costs. These refinancing transactions provide a solid liquidity base permitting us to continue to focus on growing and improving our business.

Liquidity

Our liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, as well as other factors. We monitor and adjust funding sources based on a number of industry, business, and financial market dynamics. This quarter, we extended our U.S. revolving credit facility maturity by three years to April 2017. We also issued $735.0 million of new eight year senior secured second lien notes that refinanced our $635.0 million senior notes, effectively extending the maturity on this tranche by five years to 2021. The new senior secured second lien notes also provided proceeds that partially funded the purchase of $60.0 million of our $115.0 million senior subordinated convertible notes due 2014, as well as transactions fees and expenses including interim interest. The collective refinancing extended the majority of our long-term debt and reduced uncertainty and distraction related to changes in the capital markets, while providing a solid base for business growth. We will continue to utilize various short-term funding sources to enhance and drive various business opportunities that maintain business flexibility and meet cost parameters.

Outlook

Fiscal year 2014 volume, revenue and core operating income is on track to exceed last year with the back half of this fiscal year driving the majority of our volume, revenue and profitability. Global supply and demand conditions are returning to slight oversupply in the markets where we have factories which should improve operating performance as well as core factory profitability. Looking to next year, further global rollout of our integrated production system and the related dedicated worldwide supplier base uniquely position our company to meet customer supply requirements and their increased demand for higher quality leaf. We will also continue to focus on investment in grower sustainability and social responsibility initiatives that support our customers’ global initiatives. Our success in these areas, combined with attention to our customer’s immediate requirements and our ability to address their longer term needs cost effectively, should improve our results and enhance long-term shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended							Six Months Ended
	September 30,							September 30,
			Change						Change
(in millions, except per kilo amounts)	2013		$		%	2012		2013		$		%	2012
Kilos sold	128.6		12.4		10.7	116.2		204.9		11.8		6.1	193.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$681.9		$128.4		23.2%	$553.5		$1,052.6		$155.2		17.3%	$897.4
Average price per kilo	5.30		0.54		11.3	4.76		5.14		0.49		10.5	4.65
Processing and other revenues	18.8		(4.1)		(17.9)	22.9		32.0		(4.8)		(13.0)	36.8
Total sales and other operating revenues	$700.7		$124.3		21.6%	$576.4		$1,084.6		$150.4		16.1%	$934.2
Tobacco cost of goods sold:
Tobacco costs	$594.1		$128.7		27.7%	$465.4		$907.5		$166.4		22.5%	$741.1
Transportation, storage and other period costs	10.4		(0.4)		(3.7)	10.8		38.9		6.1		18.6	32.8
Derivative financial instrument and exchange losses	0.5		—		—	0.5		7.9		(3.3)		(29.5)	11.2
Total tobacco cost of goods sold	$605.0		$128.3		26.9%	$476.7		$954.3		$169.2		21.6%	$785.1
Average cost per kilo	4.70		0.60		14.6	4.10		4.66		0.59		14.5	4.07
Processing and other revenues cost of services sold	11.7		(1.0)		(7.9)	12.7		17.8		(2.8)		(13.6)	20.6
Total cost of goods and services sold	$616.7		$127.3		26.0%	$489.4		$972.1		$166.4		20.7%	$805.7
Gross profit	84.0		(3.0)		(3.4)	87.0		112.5		(16.0)		(12.5)	128.5
Selling, general and administrative expenses	34.6		(1.4)		(3.9)	36.0		70.1		(2.0)	—	(2.8)	72.1
Other income (expense)	(0.5)		0.7		58.3	(1.2)		0.7		2.0		153.8	(1.3)
Restructuring and asset impairment charges	0.6		0.6		100.0	—		2.8		2.8		100.0	—
Operating income	48.3		(1.5)		(3.0)	49.8		40.3		(14.8)		(26.9)	55.1
Debt retirement expense	55.6		55.6		100.0	—		55.6		55.6		100.0	—
Interest expense	31.7		1.9		6.4	29.8		60.5		3.6		6.3	56.9
Interest income	1.9		0.8		72.7	1.1		3.8		1.7		81.0	2.1
Income tax expense	10.3		6.4		164.1	3.9		11.2		(1.9)		(14.5)	13.1
Equity in net income of investee companies	1.4		0.4		40.0	1.0		0.3		(0.6)		(66.7)	0.9
Income (loss) attributable to noncontrolling interests	(0.1)		—		—	(0.1)		—		(0.4)		(100.0)	0.4
Income (loss) attributable to Alliance One International, Inc.	$(46.0)	*	$(64.4)	*	(350.0)%	$18.4	*	$(82.8)	*	$(70.4)	*	(567.7)%	$(12.4)	*

* Amounts do not equal column totals due to rounding

Alliance One International, Inc. and Subsidiaries

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
Summary. Tobacco revenues and tobacco costs increases were primarily the result of higher prices and shipments that were accelerated into this quarter that occurred in the third quarter in the prior year as well as shipments delayed from the prior fiscal year. Average sales prices increased $.54 per kilo primarily due to higher green costs in Africa and Brazil as well as product mix. However, the average cost of tobacco sold increased $.60 per kilo primarily due to higher green costs across all regions which were not fully passed on to our customers. Processing and other revenues and processing cost of services sold decreases are due to a reduction in customer volumes in Brazil. Selling, general and administrative expenses (“SG&A”) decreases were primarily from reduced incentive compensation costs. Restructuring and asset impairment charges this quarter resulted from additional employee termination costs primarily in the South America region.
          This quarter, we refinanced our 10% senior notes and purchased $60.0 million of our convertible notes. As a result, one-time debt retirement costs of $55.5 million were recorded including $21.1 million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs increased from the prior year related to higher average borrowings and higher average rates which were partially offset by increased interest income.  Our effective tax rate was (27.7)% this year compared to 18.4% last year. The significant variance in the effective tax rate between 2013 and 2012 is primarily related to losses for which no tax benefit has been recorded and the effect of exchange gains and losses this year compared to last year.

South America Region

South America Region Supplemental Information
	Three Months Ended
		September 30,
		Change
	2013	$	%	2012
Kilos sold	58.9	10.1	20.7	48.8
Tobacco sales and other operating revenues:
Sales and other operating revenues	$343.9	$77.8	29.2%	$266.1
Average price per kilo	5.84	0.39	7.2	5.45
Processing and other revenues	2.7	(4.2)	(60.9)	6.9
Total sales and other operating revenues	$346.6	$73.6	27.0%	$273.0
Tobacco cost of goods sold:
Tobacco costs	$297.8	$76.5	34.6%	$221.3
Transportation, storage and other period costs	6.8	1.2	21.4	5.6
Derivative financial instrument and exchange losses	0.1	0.1	100.0	—
Total tobacco cost of goods sold	$304.7	$77.8	34.3%	$226.9
Average cost per kilo	5.17	0.52	11.2	4.65
Processing and other revenues cost of services sold	0.9	(1.9)	(67.9)	2.8
Total cost of goods and services sold	$305.6	$75.9	33.0%	$229.7
Gross profit	41.0	(2.3)	(5.3)	43.3
Selling, general and administrative expenses	18.7	(0.2)	(1.1)	18.9
Other income	0.8	0.3	60.0	0.5
Restructuring and asset impairment charges	0.4	0.4	100.0	—
Operating income	$22.7	$(2.2)	(8.8)%	$24.9

Tobacco revenues and tobacco costs increased primarily due to volume increases from shipments that were accelerated into this quarter that occurred in the third quarter in the prior year and higher prices. Higher prices were paid to tobacco suppliers; however we were unable to fully pass on these higher tobacco costs to our customers. As a result, average sales prices increased $0.39 per kilo while average total tobacco costs increased $.52 per kilo. Processing and other revenues decreases and processing cost of services sold decreases are due to a reduction in customer volumes. SG&A expenses remained constant.

Alliance One International, Inc. and Subsidiaries

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 (continued)

Value Added Services

Value Added Services Supplemental Information
	Three Months Ended
		September 30,
		Change
	2013	$	%	2012
Kilos sold	5.1	(0.8)	(13.6)	5.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$27.2	$(3.4)	(11.1)%	$30.6
Average price per kilo	5.33	0.14	2.7	5.19
Processing and other revenues	2.7	(0.2)	(6.9)	2.9
Total sales and other operating revenues	$29.9	$(3.6)	(10.7)%	$33.5
Tobacco cost of goods sold:
Tobacco costs	$21.6	$(0.6)	(2.7)%	$22.2
Transportation, storage and other period costs	1.2	(1.3)	(52.0)	2.5
Derivative financial instrument and exchange losses	—	—	—	—
Total tobacco cost of goods sold	$22.8	$(1.9)	(7.7)%	$24.7
Average cost per kilo	4.47	0.28	6.7	4.19
Processing and other revenues cost of services sold	2.0	(0.1)	(4.8)	2.1
Total cost of goods and services sold	$24.8	$(2.0)	(7.5)%	$26.8
Gross profit	5.1	(1.6)	(23.9)	6.7
Selling, general and administrative expenses	2.1	1.9	950.0	0.2
Other income	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income	$3.0	$(3.5)	(53.8)%	$6.5

Tobacco sales and other operating revenues decreases were primarily due to a decrease in quantities sold that is reflective of a competitive environment in the United States creating fluctuation in customer demand and lower gross margins. Average tobacco sales prices increased due to customer mix and product mix. Average total tobacco cost of goods sold on a per kilo basis increased due to customer mix and product mix partially offset by lower transportation, storage and other period costs as our Jordan facility became fully operational this fiscal year. Processing and other revenues and cost of services sold remained consistent with the prior year. SG&A expense increases were due to larger allocations of administrative costs as result of our Jordan operation this year.

Alliance One International, Inc. and Subsidiaries

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended
		September 30,
		Change
	2013	$	%	2012
Kilos sold	64.6	3.1	5.0	61.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$310.8	$54.0	21.0%	$256.8
Average price per kilo	4.81	0.63	15.1	4.18
Processing and other revenues	13.4	0.3	2.3	13.1
Total sales and other operating revenues	$324.2	$54.3	20.1%	$269.9
Tobacco cost of goods sold:
Tobacco costs	$274.7	$52.8	23.8%	$221.9
Transportation, storage and other period costs	2.4	(0.3)	(11.1)	2.7
Derivative financial instrument and exchange losses	0.4	(0.1)	(20.0)	0.5
Total tobacco cost of goods sold	$277.5	$52.4	23.3%	$225.1
Average cost per kilo	4.30	0.64	17.5	3.66
Processing and other revenues cost of services sold	8.8	1.0	12.8	7.8
Total cost of goods and services sold	$286.3	$53.4	22.9%	$232.9
Gross profit	37.9	0.9	2.4	37.0
Selling, general and administrative expenses	13.8	(3.1)	(18.3)	16.9
Other income (expense)	(1.3)	0.4	23.5	(1.7)
Restructuring and asset impairment charges	0.2	0.2	100.0	—
Operating income	$22.6	$4.2	22.8%	$18.4

Tobacco revenues and tobacco cost increases were primarily due to shipments in North America that had been delayed from fiscal 2013, higher prices and product mix. Larger crop sizes in Malawi and increased processing capacity in Zimbabwe resulted in earlier shipping; however these additional volumes were offset by a change in sales from our investee operation in Thailand. While there is no impact to net income for the change of the selling organization, Thailand tobacco is now sold directly to the customer by our investee operation and reported through equity in investee companies rather than through sales and cost of sales. Average tobacco sales prices increased $.63 per kilo and average total tobacco cost of goods sold increased $.64 per kilo primarily attributable to higher prices paid to tobacco suppliers across all regions as well as product mix in North America. Processing and other revenues improved slightly due to the larger crop sizes in Malawi that were offset by the smaller crop size in the United States, as a result of weather, while cost of services sold remained constant. SG&A expenses decreased primarily due to reduced incentive compensation and the allocation of administrative costs.

Alliance One International, Inc. and Subsidiaries

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012
Summary. Tobacco revenues and tobacco cost increases were primarily the result of higher prices and shipments that were accelerated into this year that occurred in later quarters in the prior year as well as shipments delayed from the prior fiscal year. Average sales prices increased $.49 per kilo primarily due to higher green costs in Brazil, Africa and Europe as well as product mix. However, the average cost of tobacco sold increased $.59 per kilo primarily due to higher green costs across all regions which were not fully passed on to our customers and losses in Zambia primarily related to lower recoveries of advances to tobacco suppliers. Partially offsetting the higher costs were lower derivative losses in Brazil net of increased exchange losses due to appreciating currencies in Africa compared to the prior year. Processing and other revenues and processing cost of services sold decreases are due to a reduction in customer volumes in Brazil. SG&A expense decreases were primarily from reduced incentive and stock-based compensation costs partially offset by increased professional fees. Restructuring and asset impairment charges were primarily due to our agreement for a joint processing venture in a foreign location.
          During the six months ended September 30, 2013, we refinanced our 10% senior notes and purchased $60.0 million of our convertible notes. As a result, one-time debt retirement costs of $55.5 million were recorded including $21.1 million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs increased from the prior year related to higher average borrowings and higher average rates which were partially offset by increased interest income.  Our effective tax rate was (15.5)% this year compared to 3,969.8% last year. The significant variance in the effective tax rate between 2013 and 2012 is primarily related to net exchange losses on income tax accounts, lower foreign income tax rates and certain losses for which no tax benefit has been recorded.

South America Region

South America Region Supplemental Information
	Six Months Ended
			September 30,
			Change
	2013		$	%	2012
Kilos sold	90.9		8.4	10.2	82.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$523.0		$87.7	20.1%	$435.3
Average price per kilo	5.75		0.47	8.9	5.28
Processing and other revenues	10.9		(5.1)	(31.9)	16.0
Total sales and other operating revenues	$533.9		$82.6	18.3%	$451.3
Tobacco cost of goods sold:
Tobacco costs	$454.4		$93.2	25.8%	$361.2
Transportation, storage and other period costs	12.0	—	(1.5)	(11.1)	13.5
Derivative financial instrument and exchange losses	5.1		(9.0)	(63.8)	14.1
Total tobacco cost of goods sold	$471.5		$82.7	21.3%	$388.8
Average cost per kilo	5.19		0.48	10.2	4.71
Processing and other revenues cost of services sold	4.1		(3.9)	(48.8)	8.0
Total cost of goods and services sold	$475.6		$78.8	19.9%	$396.8
Gross profit	58.3		3.8	7.0	54.5
Selling, general and administrative expenses	30.4		1.1	3.8	29.3
Other income	2.1		1.5	250.0	0.6
Restructuring and asset impairment charges	0.4		0.4	100.0	—
Operating income	$29.6		$3.8	14.7%	$25.8

Tobacco revenues and tobacco costs increased primarily due to volume increases from shipments in this year that occurred in the third quarter in the prior year and higher prices. Higher prices were paid to tobacco suppliers which increased average sales prices by $.47 per kilo. These higher tobacco costs were not able to be fully passed on to our customers. Offsetting the impact of higher green costs was a reduction in derivative losses due to currency movements and a reduction in storage costs due to earlier delivery and processing of the current crop. As a result, average total tobacco costs increased $.48 per kilo. Processing and other revenues and processing cost of services sold decreases are due to a reduction in customer volumes. SG&A expenses increased slightly due to allocation of administrative costs which were offset by increases in other income due to sales of intrastate trade taxes.

Alliance One International, Inc. and Subsidiaries

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012 (continued)

Value Added Services.

Value Added Services Supplemental Information
	Six Months Ended
		September 30,
		Change
	2013	$	%	2012
Kilos sold	10.6	(1.4)	(11.7)	12.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$55.8	$(6.0)	(9.7)%	$61.8
Average price per kilo	5.26	0.11	2.1	5.15
Processing and other revenues	5.1	(0.3)	(5.6)	5.4
Total sales and other operating revenues	$60.9	$(6.3)	(9.4)%	$67.2
Tobacco cost of goods sold:
Tobacco costs	$44.4	$0.4	0.9%	$44.0
Transportation, storage and other period costs	2.4	(2.8)	(53.8)	5.2
Derivative financial instrument and exchange losses	—	—	—	—
Total tobacco cost of goods sold	$46.8	$(2.4)	(4.9)%	$49.2
Average cost per kilo	4.42	0.32	7.8	4.10
Processing and other revenues cost of services sold	3.7	—	—	3.7
Total cost of goods and services sold	$50.5	$(2.4)	(4.5)%	$52.9
Gross profit	10.4	(3.9)	(27.3)	14.3
Selling, general and administrative expenses	4.9	(1.4)	(22.2)	6.3
Other income	—	(0.1)	(100.0)	0.1
Restructuring and asset impairment charges	—	—	—	—
Operating income	$5.5	$(2.6)	(32.1)%	$8.1

Tobacco sales and other operating revenues decreases were primarily due to a decrease in quantities sold due to a competitive environment in the United States. Average tobacco sales prices increased due to customer mix and product mix. Average total tobacco cost of goods sold on a per kilo basis increased due to customer mix and product mix partially offset by lower transportation, storage and other period costs due to our Jordan facility became fully operational this fiscal year. Processing and other revenues and cost of services sold remained consistent with the prior year. SG&A expenses decreased due to allocation of administrative costs.

Alliance One International, Inc. and Subsidiaries

Six Months Ended September 30, 2013 Compared to Six Months Ended September 30, 2012 (continued)

Other Regions.

Other Regions Supplemental Information
	Six Months Ended
		September 30,
		Change
	2013	$	%	2012
Kilos sold	103.4	4.8	4.9	98.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$473.8	$73.5	18.4%	$400.3
Average price per kilo	4.58	0.52	12.8	4.06
Processing and other revenues	16.0	0.6	3.9	15.4
Total sales and other operating revenues	$489.8	$74.1	17.8%	$415.7
Tobacco cost of goods sold:
Tobacco costs	$408.7	$72.8	21.7%	$335.9
Transportation, storage and other period costs	24.5	10.4	73.8	14.1
Derivative financial instrument and exchange losses	2.8	5.7	196.6	(2.9)
Total tobacco cost of goods sold	$436.0	$88.9	25.6%	$347.1
Average cost per kilo	4.22	0.70	19.9	3.52
Processing and other revenues cost of services sold	10.0	1.1	12.4	8.9
Total cost of goods and services sold	$446.0	$90.0	25.3%	$356.0
Gross profit	43.8	(15.9)	(26.6)	59.7
Selling, general and administrative expenses	34.8	(1.7)	(4.7)	36.5
Other income (expense)	(1.4)	0.6	30.0	(2.0)
Restructuring and asset impairment charges	2.4	2.4	100.0	—
Operating income	$5.2	$(16.0)	(75.5)%	$21.2

Tobacco revenues and tobacco cost increases were due to higher prices primarily in Africa and Europe, the timing of shipments in Europe and North America, and product mix. Volumes from larger crop sizes in Malawi and increased processing capacity in Zimbabwe were offset by the change in sales from our investee operation in Thailand. While there is no impact to net income for the change of the selling organization, Thailand tobacco is now sold directly to the customer by our investee operation and reported through equity in investee companies rather than through sales and cost of sales. Higher prices were paid to tobacco suppliers across all regions and average tobacco sales prices increased $.52 per kilo. Total tobacco cost of goods sold was impacted by higher prices paid to tobacco suppliers. In addition, other period costs include $11.0 million expensed in Zambia in the current year primarily related to reduced recoveries of advances to tobacco suppliers and total tobacco costs include the negative impact of appreciating African currencies compared to significant depreciation throughout fiscal 2013. These costs are not fully recoverable from customers. Processing and other revenues improved slightly due to the larger crop sizes in Malawi partially offset by increased processing costs due to the smaller crop size in the United States as a result of weather. SG&A expenses decreased primarily due to reduced incentive and stock-based compensation expenses partially offset by increased professional fees. Restructuring and asset impairment charges were due to an agreement for a joint processing venture in a foreign location.

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
          As of September 30, 2013, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased, with processing and shipping scheduled to occur during the third quarter. Indonesian purchasing also began in August, and we are processing and beginning to ship. Europe has almost completed processing, and shipping will follow during the third and fourth quarters. North America has commenced flue cured purchasing and processing, with shipping scheduled to occur in full effect during the third quarter, seasonally elevating working capital requirements. Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency-by-currency basis.

Working Capital
Our working capital decreased from $843.8 million at March 31, 2013 to $662.2 million at September 30, 2013. Our current ratio was 1.6 to 1 at September 30, 2013 compared to 2.4 to 1 at March 31, 2013. The decrease in working capital is primarily related to increased notes payable to banks for the seasonal buildup of purchasing and processing tobacco in Africa and Brazil and the seasonal increase in financing of those crops. The decrease is also related to a $50.0 million increase in the current portion of our long-term debt in accordance with terms. Partially offsetting the decrease in working capital is the seasonal buildup of inventories and advances to tobacco suppliers related to the timing of the Africa and North America crop cycles as well as a reduction in accounts payable due to the timing of tobacco purchases as of March 31, 2013.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $62.4 million of our outstanding cash balance at September 30, 2013 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2013	2012	2013
Cash and cash equivalents	$85.4	$194.7	$92.0
Trade and other receivables, net	319.5	270.6	224.2
Inventories and advances to tobacco suppliers	1,102.4	1,114.6	1,013.5
Total current assets	1,684.8	1,766.9	1,464.8
Notes payable to banks	668.9	491.2	356.8
Accounts payable	49.3	58.9	135.3
Advances from customers	113.5	55.7	16.8
Total current liabilities	1,022.6	818.1	621.0
Current ratio	1.6 to 1	2.2 to 1	2.4 to 1
Working capital	662.2	948.8	843.8
Long-term debt	721.7	962.3	830.9
Stockholders’ equity attributable to Alliance One International, Inc.	260.3	316.7	338.4
Net cash provided (used) by:
Operating activities	(169.8)	(210.9)	(1.6)
Investing activities	(11.5)	(12.9)	(13.2)
Financing activities	175.9	299.0	(14.1)

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities decreased $41.1 million in 2013 compared to 2012. The decrease in cash used was primarily due to less cash used for inventories and advances to tobacco suppliers due to earlier shipping of the South America and Africa crops resulting from larger crop sizes and increased processing capabilities as well as increases in advances from customers for the higher costs of tobacco primarily in Africa and North America. Partially offsetting the decrease in cash used was more cash used for accounts payable due to timing of the purchase of these crops and less cash from receivables due to the earlier shipping of tobacco compared to the prior year.

Investing Cash Flows
Net cash used by investing activities decreased $1.4 million in 2013 compared to 2012. The decrease in cash used was primarily due to decreased purchases of property, plant and equipment due to timing of investment in capital assets partially offset by the change in restrictions on cash in accordance with terms of the related agreements.

Financing Cash Flows
Net cash provided by financing activities decreased $123.1 million in 2013 compared to 2012. This decrease is primarily due to a $258.8 million increase in net repayment of long-term borrowings primarily relating to our debt refinancing this quarter as well as $50.5 million in related debt issuance, debt retirement and other debt related costs. Partially offsetting this decrease is a $186.3 million increase in net proceeds from short-term borrowings for the seasonal financing of the purchase and processing of the South America and Africa crops.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At September 30, 2013, we had cash of $85.4 million and total debt outstanding of $1,446.7 million comprised of $668.9 million of notes payable to banks, $2.3 million of other long-term debt, $720.5 million of 9.875% senior secured second lien notes and $55.0 million of 5.5% convertible senior subordinated notes. The $312.1 million seasonal increase in notes payable to banks from March 31, 2013 to September 30, 2013 results from anticipated seasonal fluctuation to account for borrowings under the South America and Africa credit lines. Aggregated peak borrowings by facility occurring at anytime during the three months ended September 30, 2013 and 2012, respectively, were $736.7 million at a weighted average interest rate of 4.4% and $565.5 million at a weighted average interest rate of 4.2%. Aggregated peak borrowings by facility occurring at anytime during the six months ended September 30, 2013 and 2012 were repaid with cash provided by operating activities. Available credit as of September 30, 2013 was $559.5 million comprised of $303.9 million under our revolver, $244.1 million of notes payable to banks, $0.7 million of other long-term debt and $10.8 million of availability exclusively for letters of credit. In fiscal 2014, we expect to incur capital expenditures of approximately $40.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to stockholders during the quarter ended September 30, 2013 and payment of dividends is restricted under the terms of our revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of September 30, 2013:

			September 30, 2013
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
	2013	2013	Available	Rate
Senior secured credit facility:
Revolver (1)	$95.0	$—	$303.9	5.8%
Senior notes:
10% senior notes due 2016	619.0	—	—	10.0%
9.875% senior notes due 2021	—	720.5	—	9.875%
5 ½% convertible senior subordinated notes due 2014	115.0	55.0	—	5.5%
Long-term foreign seasonal borrowings	5.2	—	—	4.2%	(2)
Other long-term debt	3.0	2.3	0.7	7.1%	(2)
Notes payable to banks (3)	356.8	668.9	244.1	4.4%	(2)
Total debt	$1,194.0	$1,446.7	$548.7
Short term	$356.8	$668.9
Long term:
Long term debt current	$6.3	$56.2
Long term debt	830.9	721.6
	$837.2	$777.8
Letters of credit	$4.1	$6.4	$10.8
Total credit available			$559.5
(1)  As of September 30, 2013 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the six months ended September 30, 2013.

(3) Primarily foreign seasonal lines of credit

During the three months ended September 30, 2013, the Company completed certain refinancing transactions, which are described below.

Senior Secured Revolving Credit Facility

On August 1, 2013, the agreement governing the Company's senior secured revolving credit facility was amended and restated to provide for a senior secured revolving credit facility with a syndicate of banks of approximately $303.9 million that will automatically reduce to approximately $210.3 million on April 15, 2014 and will mature in April 15, 2017, subject to a springing maturity on April 15, 2014 if by that date the Company has not deposited in the Blocked Account (as defined below) sufficient amounts to fund the repayment at maturity of all then outstanding 5½% Convertible Senior Subordinated Notes due 2014 of the Company (the “Convertible Notes”). Borrowings under the amended and restated senior secured revolving credit facility initially bear interest at an annual rate of LIBOR plus 3.75% and base rate plus 2.75%, as applicable, though the interest rate under the amended and restated senior secured revolving credit facility is subject to increase or decrease according to the Company's consolidated interest coverage ratio.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

Senior Secured Revolving Credit Facility (continued)
          The agreement governing the amended and restated senior secured revolving credit facility requires the Company to deposit with the lenders, in a segregated account that the Company may not use other than for specified purposes (the “Blocked Account”), the net proceeds from the sale of $735.0 million in aggregate principal amount of the Company's 9.875% Senior Secured Second Lien Notes due 2021 (the “Second Lien Notes”) that are not immediately applied to redeem all of the Company's outstanding 10% Senior Notes due 2016 (the “Senior Notes”). Amounts held in the Blocked Account may be used solely to purchase any and all Convertible Notes tendered in the Company's cash tender offer to purchase up to $60.0 million in aggregate principal amount of the Convertible Notes commenced on July 17, 2013 (the “Convertible Notes Tender Offer”) and, subject to conditions, to retire any remaining Convertible Notes not purchased in the Convertible Notes Tender Offer, including repayment at maturity. All amounts deposited in the Blocked Account from the net proceeds of the sale of the Second Lien Notes were applied to the purchase of Convertible Notes in the Convertible Notes Tender Offer. Borrowings under the amended and restated senior secured revolving credit facility are secured by a first priority lien on specified property of the Company, including the capital stock of specified subsidiaries, all U.S. accounts receivable, certain U.S. inventory, intercompany notes evidencing loans or advances, certain U.S. fixed assets and the Blocked Account.

Financial covenants.  The following financial covenants and required financial ratios are included in the agreement governing the amended and restated senior secured revolving credit facility:

•	a minimum consolidated interest coverage ratio specified for each fiscal quarter of 2014 and 1.90 to 1.00 thereafter, which ratio is 1.80 to 1.00 for the fiscal quarter ending September 30, 2013;

•	a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 7.80 to 1.00 for the fiscal quarter ending September 30, 2013;

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

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

Senior Secured Second Lien Notes

On August 1, 2013, the Company issued $735.0 million in aggregate principal amount of the Second Lien Notes. The Second Lien Notes were sold at 98% of the face value, for gross proceeds of approximately $720.3 million. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes will mature on July 15, 2021. The Second Lien Notes are secured by a second priority lien on specified property of Alliance One International, Inc. for which the amended and restated senior secured revolving credit facility holds the first priority lien. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.
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

Redemption of Existing Senior Notes

On August 2, 2013, the Company redeemed all $635.0 million in aggregate principal amount of the Company's outstanding 10% Senior Notes due 2016 at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued and unpaid interest and other costs of which $31.8 million was charged to debt retirement expense. As a result of the redemption, the Company accelerated $6.1 million of deferred financing costs and $14.6 million of amortization of original issue discount during the three months ended September 30, 2013.

Partial Tender of Convertible Senior Subordinated Notes

On August 30, 2013, the Company purchased of $60.0 million in aggregate principal amount of its existing $115.0 million 5 ½% Convertible Senior Subordinated Notes due 2014 pursuant to a cash tender offer at a purchase price equal to $1.03 per $1.00 principal amount plus accrued and unpaid interest and other costs of which $2.5 million was charged to debt retirement expense. The Company funded the purchase with available cash and a portion of the net proceeds from the issuance of the $735.0 million Second Lien Notes, which proceeds had been held in the Blocked Account. As a result of this purchase, the Company accelerated $0.4 million of deferred financing costs during the three months ended September 30, 2013.

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of September 30, 2013, we had approximately $668.9 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $930.2 million subject to limitations as provided for in the Credit Agreement. Additionally against these lines there was $10.8 million available in unused letter of credit capacity with $6.4 million issued but unfunded.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

RECENT ACCOUNTING PRONOUNCEMENTS NOT YET ADOPTED:
In July 2013, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on the financial presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. The primary objective of this accounting guidance is to reduce diversity in financial presentations resulting from a current lack of guidance on this topic. An unrecognized tax benefit should be presented as a reduction in a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed. This accounting guidance is effective for the Company on April 1, 2014. The Company currently reports its applicable unrecognized tax benefits in accordance with this guidance and therefore, does not expect the impact of this new accounting guidance to have a material impact on its financial condition or results of operations.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2013.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Changes in Internal Control Over Financial Reporting (continued)
          The Company is currently implementing an ERP system using SAP applications. The implementation is part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company's business processes and deliver enhanced operational and financial performance. During the three months ended September 30, 2013, further developments to the financial reporting process were implemented for operations that have previously implemented SAP and the Company substantially completed the process of implementing SAP in another of its Indonesia operations. This phase of the project has involved changes to certain internal controls over financial reporting, which the Company believes were material.
          Other than the financial reporting developments for the Company's operations that have previously implemented SAP and implementation of SAP in the Indonesia operation discussed above there were no changes that occurred during the three months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II. Other Information

Item 1.    Legal Proceedings

In October 2001, the Directorate General for Competition of the European Commission (“EC”) began an administrative investigation into certain tobacco buying and selling practices alleged to have occurred within the leaf tobacco industry in some countries within the European Union, including Spain and Italy. In respect of these investigations, in 2004 and 2005 the EC announced the assessment of fines against the Company and its Spanish and Italian subsidiaries. With respect to both the Spanish and Italian investigations, the fines imposed on the Company and its predecessors and subsidiaries were part of fines assessed on several participants in the applicable industry. The Company, along with its applicable subsidiaries, lodged several appeals against the EC decisions with the European Court of Justice (the “ECJ”). The majority of these appeals have previously been resolved, and the remaining two appeals with respect to these matters concluded during the quarter ended September 30, 2013, with the ECJ denying, on September 26, 2013, the appeals in cases C-679/11 P and C-668/11 relating to a Spanish subsidiary and the Company’s joint and several parent company liability. The Company previously fully recognized the impact of these fines and had previously paid the fines as part of the appeal process.
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

N/A

Item 5.    Other Information

None.

Alliance One International, Inc. and Subsidiaries

Item 6. Exhibits.

4.01
Indenture dated as of August 1, 2013 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, Law Debenture Trust Company of New York, as collateral trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684)

10.01
Amendment and Restatement Agreement dated as of July 26, 2013 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684)

10.02
Registration Rights Agreement dated as of August 1, 2013 between Alliance One International, Inc. and Deutsche Bank Securities Inc., as Representative of the initial purchasers, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684)

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

Alliance One International, Inc.

/s/ Hampton R. Poole, Jr.
Date: November 5, 2013	Hampton R. Poole, Jr. Vice President - Controller (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

4.01
Indenture dated as of August 1, 2013 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, Law Debenture Trust Company of New York, as collateral trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684)

10.01
Amendment and Restatement Agreement dated as of July 26, 2013 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684)

10.02
Registration Rights Agreement dated as of August 1, 2013 between Alliance One International, Inc. and Deutsche Bank Securities Inc., as Representative of the initial purchasers, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684)

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