Form 10-Q
period 2013-12-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2014-02-04
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED December 31, 2013

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
                                               Yes [ ]                                                                              No [X]

As of January 31, 2014, the registrant had 88,151,205 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Nine Months Ended December 31, 2013 and 2012	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Nine Months Ended December 31, 2013 and 2012	4

		Condensed Consolidated Balance Sheets
		December 31, 2013 and 2012 and March 31, 2013	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Nine Months Ended December 31, 2013 and 2012	6

		Condensed Consolidated Statements of Cash Flows
		Nine Months Ended December 31, 2013 and 2012	7

		Notes to Condensed Consolidated Financial Statements	8 – 25

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	26 – 39

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	39

	Item 4.	Controls and Procedures	39

Part II.	Other Information

	Item 1.	Legal Proceedings	40

	Item 1A.	Risk Factors	40

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	40

	Item 3.	Defaults Upon Senior Securities	40

	Item 4.	Mine Safety Disclosures	40

	Item 5.	Other Information	40

	Item 6.	Exhibits	40

Signature			41

Index of Exhibits			42

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Nine Months Ended December 31, 2013 and 2012
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except per share data)	2013	2012	2013	2012

Sales and other operating revenues	$654,550	$699,111	$1,739,117	$1,633,292
Cost of goods and services sold	570,709	615,982	1,542,812	1,421,637
Gross profit	83,841	83,129	196,305	211,655
Selling, general and administrative expenses	30,156	33,494	100,288	105,570
Other income (expense)	(1,627)	(297)	(882)	(1,644)
Restructuring and asset impairment charges	1,988	56	4,764	56
Operating income	50,070	49,282	90,371	104,385
Debt retirement expense	64	—	55,663	—
Interest expense (includes debt amortization of $2,609 and $2,640 for the three months and $7,811 and $7,856 for the nine months in 2013 and 2012, respectively)	29,052	29,384	89,579	86,275
Interest income	1,108	3,120	4,953	5,239
Income (loss) before income taxes and other items	22,062	23,018	(49,918)	23,349
Income tax expense	9,423	2,152	20,582	15,292
Equity in net income of investee companies	378	406	698	1,256
Net income (loss)	13,017	21,272	(69,802)	9,313
Less: Net income (loss) attributable to noncontrolling interests	(270)	(48)	(245)	368
Net income (loss) attributable to Alliance One International, Inc.	$13,287	$21,320	$(69,557)	$8,945

Income (loss) per share:
Basic	$.15	$.24	$(.79)	$.10
Diluted	$.14	$.20	$(.79)	$.10

Weighted average number of shares outstanding:
Basic	87,878	87,465	87,641	87,342
Diluted	98,939	110,639	87,641	87,679

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Nine Months Ended December 31, 2013 and 2012
(Unaudited)

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands)	2013	2012	2013	2012

Net income (loss)	$13,017	$21,272	$(69,802)	$9,313

Other comprehensive income (loss), net of tax:
Currency translation adjustment	889	(93)	3,499	(795)
Defined benefit pension amounts reclassified to income	522	(260)	1,566	(781)
Total other comprehensive income (loss), net of tax	1,411	(353)	5,065	(1,576)
Total comprehensive income (loss)	14,428	20,919	(64,737)	7,737
Comprehensive income (loss) attributable to noncontrolling interests	(270)	(48)	(245)	368
Comprehensive income (loss) attributable to Alliance One International, Inc.	$14,698	$20,967	$(64,492)	$7,369

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				December 31, 2013	December 31, 2012	March 31, 2013
ASSETS
Current assets
Cash and cash equivalents				$303,658	$195,331	$92,026
Trade and other receivables, net				206,411	256,326	224,222
Accounts receivable, related parties				68,194	59,023	55,696
Inventories				770,435	908,121	903,947
Advances to tobacco suppliers				126,856	80,182	109,520
Recoverable income taxes				4,023	6,229	8,980
Current deferred taxes				24,245	19,365	16,776
Prepaid expenses				25,415	34,506	36,811
Other current assets				14,157	10,633	16,777
Total current assets				1,543,394	1,569,716	1,464,755
Other assets
Investments in unconsolidated affiliates				24,861	24,788	25,169
Goodwill and intangible assets				35,369	32,307	31,471
Deferred income taxes				46,540	61,608	56,045
Other deferred charges				21,072	15,931	12,971
Other noncurrent assets				47,261	63,787	50,190
				175,103	198,421	175,846
Property, plant and equipment, net				260,892	265,504	270,978
				$1,979,389	$2,033,641	$1,911,579

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$544,235	$290,965	$356,836
Accounts payable				73,888	61,248	135,260
Due to related parties				18,455	22,398	26,084
Advances from customers				69,014	52,481	16,817
Accrued expenses and other current liabilities				97,660	92,656	69,508
Income taxes				7,764	4,201	10,098
Long-term debt current				56,066	51,264	6,349
Total current liabilities				867,082	575,213	620,952

Long-term debt				721,846	986,628	830,870
Deferred income taxes				6,782	7,751	6,396
Liability for unrecognized tax benefits				8,622	8,859	8,617
Pension, postretirement and other long-term liabilities				95,531	113,882	102,713
				832,781	1,117,120	948,596
Commitments and contingencies
Stockholders’ equity	December 31, 2013	December 31, 2012	March 31, 2013
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,004	95,454	95,494	463,146	460,647	460,914
Retained deficit				(136,886)	(82,397)	(67,329)
Accumulated other comprehensive loss				(50,127)	(40,249)	(55,192)
Total stockholders’ equity of Alliance One International, Inc.				276,133	338,001	338,393
Noncontrolling interests				3,393	3,307	3,638
Total equity				279,526	341,308	342,031
				$1,979,389	$2,033,641	$1,911,579
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421
Net income	—	8,945	—	—	368	9,313
Restricted stock surrendered	(160)	—	—	—	—	(160)
Stock-based compensation	3,310	—	—	—	—	3,310
Other comprehensive loss, net of tax	—	—	(795)	(781)	—	(1,576)

Balance, December 31, 2012	$460,647	$(82,397)	$(3,717)	$(36,532)	$3,307	$341,308

Balance, March 31, 2013	$460,914	$(67,329)	$(5,724)	$(49,468)	$3,638	$342,031
Net loss	—	(69,557)	—	—	(245)	(69,802)
Restricted stock surrendered	(323)	—	—	—	—	(323)
Stock-based compensation	2,555	—	—	—	—	2,555
Other comprehensive loss, net of tax	—	—	3,499	1,566	—	5,065

Balance, December 31, 2013	$463,146	$(136,886)	$(2,225)	$(47,902)	$3,393	$279,526

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Nine Months Ended December 31, 2013 and 2012 (Unaudited)

(in thousands)	December 31, 2013	December 31, 2012

Operating activities
Net income (loss)	$(69,802)	$9,313
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	24,781	24,913
Debt amortization/interest	9,748	11,173
Debt retirement costs	55,663	—
Loss on foreign currency transactions	13,267	9,949
Restructuring and asset impairment charges	4,764	56
Gain on sale of property, plant and equipment	(195)	(1,176)
Stock-based compensation	2,492	3,976
Changes in operating assets and liabilities, net	132,291	(76,023)
Other, net	1,775	326
Net cash provided (used) by operating activities	174,784	(17,493)

Investing activities
Purchases of property, plant and equipment	(15,291)	(28,460)
Proceeds from sale of property, plant and equipment	709	1,402
Restricted cash	(183)	3,974
Surrender of life insurance policies	2,482	80
Other, net	(819)	(598)
Net cash used by investing activities	(13,102)	(23,602)

Financing activities
Net proceeds (repayments) from short-term borrowings	182,083	(82,383)
Proceeds from long-term borrowings	885,300	321,607
Repayment of long-term borrowings	(961,121)	(115,046)
Debt issuance cost	(22,579)	(5,867)
Debt retirement costs	(34,411)	—
Other, net	111	(66)
Net cash provided by financing activities	49,383	118,245

Effect of exchange rate changes on cash	567	(1,562)

Increase in cash and cash equivalents	211,632	75,588
Cash and cash equivalents at beginning of period	92,026	119,743
Cash and cash equivalents at end of period	$303,658	$195,331

Other information:
Cash paid during the nine months:
Interest	$56,805	$58,508
Taxes	13,901	15,689

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1. BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included. Included in Operating Income for the nine months ended December 31, 2013 is a pretax charge of approximately $11,000 primarily resulting from reducing the estimate for recoveries of advances to tobacco suppliers in Zambia. The unaudited information included in this Form 10-Q should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2013.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $4,848 and $6,242 for the three months ended December 31, 2013 and 2012, respectively and $15,810 and $15,364 for the nine months ended December 31, 2013 and 2012, respectively.

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

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of December 31, 2013, the Company’s unrecognized tax benefits totaled $7,811, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of December 31, 2013, accrued interest and penalties totaled $874 and $1,172 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of December 31, 2013, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Nine Months Ended December 31, 2013
The effective tax rate used for the nine months ended December 31, 2013 was (41.2)% compared to 65.5% for the nine months ended December 31, 2012. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The Company expects the tax rate for the year ended March 31, 2014 to be (116.4)% after absorption of discrete items.
         For the nine months ended December 31, 2013, the Company recorded a discrete event adjustment expense of $9,876, bringing the effective tax rate estimated for the nine months of (21.4)% to (41.2)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the nine months ended December 31, 2012 , the Company recorded a discrete event adjustment expense of $3,418, bringing the effective tax rate estimated for the nine months of 50.9% to 65.5%. This discrete event adjustment expense relates primarily to increases in net exchange losses on income tax accounts and an adjustment to the valuation allowance related to resolution of a prior period uncertain tax position; and decreases due to the expiration of an assessment period local country administrative practice pertaining to an international unrecognized tax benefit, the release of a U.S. uncertain tax position effectively settled upon completion of a tax examination of a prior year and the release of foreign valuation allowances. The significant difference in the estimated effective tax rate for the nine months ended December 31, 2013 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	December 31, 2013	December 31, 2012	March 31, 2013
Amounts guaranteed (not to exceed)	$167,914	$129,088	$125,623
Amounts outstanding under guarantee	144,435	100,393	98,689
Fair value of guarantees	6,671	7,728	6,367

         Of the guarantees outstanding at December 31, 2013, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe which is included in Accounts Receivable, Related Parties.

Alliance One International, Inc. and Subsidiaries

3. GUARANTEES (continued)
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of December 31, 2013 and 2012 and March 31, 2013, respectively, the Company had balances of $188, $606 and $45,843 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company previously implemented several strategic initiatives in response to shifts in supply and demand balances and changing business models of its customers. These initiatives were substantially complete at March 31, 2013. The Company continues to focus on improving factory efficiencies and other core components of its business. As part of this focus, the Company agreed to a joint processing venture in one of its foreign locations during the three months ended June 30, 2013. As a result, the Company recorded pretax charges of $2,745 in connection with the reduction in workforce including the effect on the Company's defined benefit pension plans of $1,261 during the nine months ended December 31, 2013. Asset impairment charges of $680 were recorded for certain processing equipment in connection with the new venture as of December 31, 2013. As the Company continues to respond to changes in its business, additional employee separation charges of $580 and asset impairment charges of $759 were incurred during the nine months ended December 31, 2013.
         The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months and nine months ended December 31, 2013 and 2012, respectively:

	Three Months Ended December 31,		Nine Months Ended December 31,
Restructuring and Asset Impairment Charges	2013	2012	2013	2012
Employee separation and other cash charges:
Beginning balance	$1,048	$1,176	$668	$1,960
Period charges:
Severance charges	852	56	2,064	56
Total period charges	852	56	2,064	56
Payments through December 31	(1,587)	(322)	(2,419)	(1,106)
Ending balance December 31	$313	$910	$313	$910
Asset impairment and other non-cash charges	$1,136	$—	$2,700	$—
Total restructuring and asset impairment charges for the period	$1,988	$56	$4,764	$56

	Three Months Ended December 31,		Nine Months Ended December 31,
Employee Separation and Other Cash Charges	2013	2012	2013	2012
Beginning balance:	$1,048	$1,176	$668	$1,960
South America	—	146	—	183
Value added services	—	—	—	—
Other regions	1,048	1,030	668	1,777
Period charges:	$852	$56	$2,064	$56
South America	—	(22)	433	(22)
Value added services	—	—	—	—
Other regions	852	78	1,631	78
Payments through December 31	$(1,587)	$(322)	$(2,419)	$(1,106)
South America	—	(24)	(433)	(61)
Value added services	—	—	—	—
Other regions	(1,587)	(298)	(1,986)	(1,045)
Ending balance December 31	$313	$910	$313	$910
South America	—	100	—	100
Value added services	—	—	—	—
Other regions	313	810	313	810

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and nine months ended December 31, 2013 and 2012:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of December 31, 2013		11.25	2.25	0.25
March 31, 2012 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$16,588	$60,975
Accumulated amortization	—	(11,584)	(3,043)	(10,483)	(25,110)
Net March 31, 2012	2,794	22,116	4,850	6,105	35,865
Additions	—	—	—	269	269
Amortization expense	—	(843)	(242)	(1,524)	(2,609)
Net September 30, 2012	2,794	21,273	4,608	4,850	33,525
Additions	—	—	—	157	157
Amortization expense	—	(421)	(192)	(762)	(1,375)
Net December 31, 2012	2,794	20,852	4,416	4,245	32,307
Additions	—	—	—	550	550
Amortization expense	—	(421)	(180)	(785)	(1,386)
Net March 31, 2013	2,794	20,431	4,236	4,010	31,471
Additions	—	—	—	563	563
Amortization expense	—	(843)	(433)	(1,510)	(2,786)
Net September 30, 2013	2,794	19,588	3,803	3,063	29,248
Additions	—	—	7,000	39	7,039
Amortization expense	—	(421)	(332)	(165)	(918)
Net December 31, 2013	$2,794	$19,167	$10,471	$2,937	$35,369
(1) Goodwill of $1,592 relates to the Other Regions segment and $1,202 relates to the Value Added Services segment.

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
January 1, 2014 through March 31, 2014	$421	$486	$445	$1,352
2015	1,685	1,173	849	3,707
2016	1,685	2,163	719	4,567
2017	1,685	1,405	544	3,634
2018	1,685	1,403	316	3,404
Subsequent years	12,006	3,841	64	15,911
	$19,167	$10,471	$2,937	$32,575
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of December 31, 2013. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in four joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees one of its joint venture’s borrowings which also represents a variable interest in that joint venture. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At December 31, 2013 and 2012, and March 31, 2013, the Company’s investment in these joint ventures was $23,841, $23,604, and $23,986, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures were $915 and $734 at December 31, 2013 and 2012 and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. There were no advances at March 31, 2013. The Company guaranteed an amount to a joint venture not to exceed $18,527, $19,320 and $19,363 at December 31, 2013 and 2012, and March 31, 2013, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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
          The following table presents the summary segment information for the three months and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Sales and other operating revenues:
South America	$140,571	$154,703	$674,453	$606,041
Value added services	32,600	28,877	93,537	96,077
Other regions	481,379	515,531	971,127	931,174
Total revenue	$654,550	$699,111	$1,739,117	$1,633,292

Operating income:
South America	$12,992	$15,784	$42,534	$41,546
Value added services	3,818	3,681	9,347	11,811
Other regions	33,260	29,817	38,490	51,028
Total operating income	50,070	49,282	90,371	104,385

Debt retirement expense	64	—	55,663	—
Interest expense	29,052	29,384	89,579	86,275
Interest income	1,108	3,120	4,953	5,239
Income (loss) before income taxes and other items	$22,062	$23,018	$(49,918)	$23,349

Analysis of Segment Assets	December 31, 2013	December 31, 2012	March 31, 2013
Segment assets:
South America	$555,994	$487,503	$616,946
Value added services	207,302	185,452	197,959
Other regions	1,216,093	1,360,686	1,096,674
Total assets	$1,979,389	$2,033,641	$1,911,579

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at December 31, 2013 and 2012. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 6,885 at a weighted average exercise price of $6.04 per share at December 31, 2013 and 7,049 at a weighted average exercise price of $7.34 per share at December 31, 2012.
          In connection with the offering of the Company’s 5 ½% Convertible Senior Subordinated Notes due 2014, issued on July 2, 2009 and July 15, 2009 (the “Convertible Notes”), the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) equal to the number of shares that underlie the Company’s Convertible Notes. These convertible note hedge transactions are expected to reduce the potential dilution of the Company’s common stock upon conversion of the Convertible Notes in the event that the value per share of common stock exceeds the initial conversion price of $5.0280 per share. These shares were not included in the computation of earnings per diluted share because their inclusion would be antidilutive.
          The following table summarizes the computation of earnings per share for the three months and nine months ended December 31, 2013 and 2012, respectively.

	Three Months Ended December 31,				Nine Months Ended December 31,
(in thousands, except per share data)	2013		2012		2013		2012
BASIC INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$13,287		$21,320		$(69,557)		$8,945

SHARES
Weighted average number of shares outstanding	87,878		87,465		87,641		87,342

BASIC INCOME (LOSS) PER SHARE	$.15		$.24		$(.79)		$.10

DILUTED INCOME (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$13,287		$21,320		$(69,557)		$8,945
Plus interest expense on 5 1/2% convertible notes, net of tax	492		1,028		—	*	—	*
Net income attributable to Alliance One International, Inc. as adjusted	$13,779		$22,348		$(69,557)		$8,945

SHARES
Weighted average number of common shares outstanding	87,878		87,465		87,641		87,342
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	122		302		—	*	337
Assuming conversion of 5 1/2% convertible notes at the time of issuance	10,939		22,872		—	*	—	*
Shares applicable to stock warrants	—	**	—	**	—	**	—	**
Adjusted weighted average number of common shares outstanding	98,939		110,639		87,641		87,679
DILUTED INCOME (LOSS) PER SHARE	$.14		$.20		$(.79)		$.10

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share for the nine months ending December 31, 2013.

** For the three months and nine months ended December 31, 2013 and 2012, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $780 and $679 for the three months ended December 31, 2013 and 2012, respectively and $2,492 and $3,976 for the nine months ended December 31, 2013 and 2012, respectively.

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
          During the nine months ended December 31, 2012, 3,350 stock-based compensation awards for stock options were granted. No stock options were granted during the three months ended December 31, 2012. No stock options were granted during the three months and nine months ended December 31, 2013.
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

          During the three months and nine months ended December 31, 2013 and 2012, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended December 31,		Nine Months Ended December 31,
(in thousands, except grant date fair value)	2013	2012	2013	2012
Restricted Stock
Number Granted	—	—	198	167
Grant Date Fair Value	$—	$—	$3.80	$2.89
Restricted Stock Units
Number Granted	—	—	6.43	—
Grant Date Fair Value	$—	$—	$3.85	$—
Performance Based Stock Units
Number Granted	—	—	6.43	—
Grant Date Fair Value	$—	$—	$3.85	$—

          Under the terms of the Performance Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $5,624 and the total assessment including penalties and interest at December 31, 2013 is $14,724. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $11,738 at December 31, 2013, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

Other
Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction. On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Company’s subsidiary legal costs of €48. The period for appeal of the court’s judgment is pending, and it is uncertain whether Mindo S.r.l. will pursue an appeal.
          The Company is aware of a complaint filed on January 3, 2014 in New Castle County, Delaware state court, captioned Biglia, et al. v. Alliance One International, Inc., et al., which names the Company as one of several defendants but which has not been served on the Company. Such complaint names as plaintiffs 67 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaint seeks compensatory and punitive damages from the Company and other multinational defendants, under U.S. and Argentine law, for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. The complaint appears to be similar to five other complaints filed by other claimed residents of Misiones Province, Argentina against the Company and other defendants, from which the Company was dismissed without prejudice in 2012 and 2013.
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

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS

During the nine months ended December 31, 2013, the Company completed certain refinancing transactions, which are described below.

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

Financial covenants.  The following financial covenants and required financial ratios are included in the agreement governing the amended and restated senior secured revolving credit facility:

•	a minimum consolidated interest coverage ratio specified for each fiscal quarter of 2014 and 1.90 to 1.00 thereafter, which ratio is 1.85 to 1.00 for the fiscal quarter ending December 31, 2013;

•	a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 6.95 to 1.00 for the fiscal quarter ending December 31, 2013;

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

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS (continued)

Senior Secured Revolving Credit Facility (continued)

          At December 31, 2013, there were no borrowings under the amended and restated senior secured revolving credit facility. The Company continuously monitors its compliance with the covenants of its amended and restated senior secured revolving credit facility, its senior notes and its senior secured second lien notes. Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder. As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months. If the Company were unable to maintain compliance with the covenants in the Amended and Restated Senior Secured Revolving Credit Facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities. If the Company were unable to obtain modification, in a scenario where it is required, the Company could decide to pay off outstanding amounts and terminate the agreement. In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.
          As amended, the senior secured revolving credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At December 31, 2013, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

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

Redemption of Existing Senior Notes
On August 2, 2013, the Company redeemed all $635,000 in aggregate principal amount of the Company's outstanding 10% Senior Notes due 2016 at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued and unpaid interest and other costs of which $31,808 was charged to debt retirement expense. As a result of the redemption of the Senior Notes, the Company accelerated $6,095 of deferred financing costs and $14,612 of amortization of original issue discount.

Partial Tender of Convertible Senior Subordinated Notes
On August 30, 2013, the Company purchased of $60,000 in aggregate principal amount of its existing $115,000 5 ½% Convertible Senior Subordinated Notes due 2014 pursuant to a cash tender offer at a purchase price equal to $1.03 per $1.00 principal amount plus accrued and unpaid interest and other costs of which $2,539 was charged to debt retirement expense. The Company funded the purchase with available cash and a portion of the net proceeds from the issuance of the $735,000 Second Lien Notes, which proceeds had been held in the Blocked Account. As a result of this purchase, the Company accelerated $412 of deferred financing costs. On December 20, 2013, the Company commenced a cash tender offer to purchase any or all of the remaining Convertible Notes. See Note 19 "Subsequent Event" to the "Notes to Condensed Consolidated Financial Statements" for further information.

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
           The following table summarizes the fair value of the Company’s derivatives by type at December 31, 2013 and 2012, and March 31, 2013.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at December 31, 2013	Other Current Assets	$1,388	Accrued Expenses and Other Current Liabilities	$13
Foreign currency contracts at December 31, 2012	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$1,350
Foreign currency contracts at March 31, 2013	Other Current Assets	$3,145	Accrued Expenses and Other Current Liabilities	$644

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and nine months ended December 31, 2013 and 2012.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended December 31,		Nine Months Ended December 31,
		2013	2012	2013	2012

Foreign currency contracts	Cost of goods and services sold	$756	$(627)	$(1,917)	$(13,876)

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

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Service cost	$530	$512	$1,608	$1,535
Interest expense	1,661	1,842	5,044	5,526
Expected return on plan assets	(1,519)	(1,570)	(4,556)	(4,710)
Amortization of prior service cost	49	55	151	165
Actuarial loss	761	499	2,278	1,497
Curtailment loss	—	—	77	—
Special termination benefit	—	—	1,184	—
Net periodic pension cost	$1,482	$1,338	$5,786	$4,013

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the nine months ended December 31, 2013, contributions of $11,218 were made to pension plans for fiscal 2014. Additional contributions to pension plans of approximately $1,977 are expected during the remainder of fiscal 2014. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of December 31, 2013, contributions of $547 were made to the plans for fiscal 2014. Additional contributions of $339 to the plans are expected during the rest of fiscal 2014. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Postretirement Health and Life Insurance Benefits (continued)

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Service cost	$17	$16	$50	$47
Interest expense	143	157	427	471
Amortization of prior service cost	(410)	(411)	(1,230)	(1,232)
Actuarial loss	122	117	368	351
Net periodic pension (benefit)	$(128)	$(121)	$(385)	$(363)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	December 31, 2013	December 31, 2012	March 31, 2013
Processed tobacco	$561,936	$668,846	$549,738
Unprocessed tobacco	181,542	193,554	310,164
Other	26,957	45,721	44,045
	$770,435	$908,121	$903,947

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2013	$(5,724)	$(49,468)	$(55,192)
Other comprehensive earnings before reclassifications	2,610	—	2,610
Amounts reclassified to net earnings, net of tax	—	1,044	1,044
Other comprehensive earnings, net of tax	2,610	1,044	3,654
Balances, September 30, 2013	(3,114)	(48,424)	(51,538)
Other comprehensive earnings before reclassifications	889	—	889
Amounts reclassified to net earnings, net of tax	—	522	522
Other comprehensive earnings, net of tax	889	522	1,411
Balances, December 31, 2013	$(2,225)	$(47,902)	$(50,127)

Balances, March 31, 2012	$(2,922)	$(35,751)	$(38,673)
Other comprehensive losses before reclassifications	(702)	—	(702)
Amounts reclassified to net earnings, net of tax	—	(521)	(521)
Other comprehensive losses, net of tax	(702)	(521)	(1,223)
Balances, September 30, 2012	(3,624)	(36,272)	(39,896)
Other comprehensive earnings before reclassifications	(93)	—	(93)
Amounts reclassified to net earnings, net of tax	—	(260)	(260)
Other comprehensive earnings, net of tax	(93)	(260)	(353)
Balances, December 31, 2012	$(3,717)	$(36,532)	$(40,249)

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months and nine months ended December 31, 2013 and 2012:

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Pension and postretirement plans (*):
Actuarial loss	$883	$(616)	$2,646	$(1,848)
Amortization of prior service cost	(361)	356	(1,080)	1,067
	$522	$(260)	$1,566	$(781)

Amounts reclassified from accumulated other comprehensive losses to net earnings	$522	$(260)	$1,566	$(781)
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
          The agreements for the second and third securitization programs also allow the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. These are uncommitted programs, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. This liability is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets. The investment limits under these agreements are $35,000 and $100,000, respectively.
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $31,531, $39,214 and $12,316 as a result of the net settlement as of December 31, 2013, December 31, 2012 and March 31, 2013, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.

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

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	December 31,		March 31,
	2013	2012	2013
Receivables outstanding in facility	$218,506	$213,757	$156,633
Beneficial interest	$37,207	$43,700	$31,992
Servicing liability	$115	$26	$166
Cash proceeds for the nine months ended December 31:
Cash purchase price	$571,067	$481,090
Deferred purchase price	198,489	223,830
Service fees	379	460
Total	$769,935	$705,380

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

	December 31, 2013	December 31, 2012	March 31, 2013
Carrying value	$777,912	$1,037,892	$837,219
Estimated fair value	736,399	1,059,415	877,869

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of December 31, 2013 and 2012 and March 31, 2013 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at December 31, 2013 by $146 and $294, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using the greater of historical loss rates or the differential rates with and without the guarantee. Should the loss rates change 10% or 20%, the fair value of the guarantee at December 31, 2013 would change by $335 or $667, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at December 31, 2013 would change by $672 or $1,330, respectively.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	December 31, 2013			December 31, 2012			March 31, 2013
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$1,388	$—	$1,388	$—	$—	$—	$3,145	$—	$3,145
Securitized beneficial interests	—	37,207	37,207	—	43,700	43,700	—	31,992	31,992
Total Assets	$1,388	$37,207	$38,595	$—	$43,700	$43,700	$3,145	$31,992	$35,137
Liabilities
Guarantees	$—	$6,671	$6,671	$—	$7,728	$7,728	$—	$6,367	$6,367
Derivative financial instruments	13	—	13	1,350	—	1,350	644	—	644
Total liabilities	$13	$6,671	$6,684	$1,350	$7,728	$9,078	$644	$6,367	$7,011

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended December 31, 2013		Nine Months Ended December 31, 2013
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance	$35,304	$6,023	$31,992	$6,367
Issuances of guarantees/sales of receivables	80,006	2,348	192,004	8,386
Settlements	(76,640)	(1,404)	(183,862)	(7,786)
Losses recognized in earnings	(1,463)	(296)	(2,927)	(296)
Ending Balance December 31, 2013	$37,207	$6,671	$37,207	$6,671

	Three Months Ended December 31, 2012		Nine Months Ended December 31, 2012
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance	$20,989	$9,489	$25,864	$5,265
Issuances of guarantees/sales of receivables	68,889	1,551	180,768	10,613
Settlements	(44,550)	(3,312)	(158,718)	(8,150)
Losses recognized in earnings	(1,628)	—	(4,214)	—
Ending Balance December 31, 2012	$43,700	$7,728	$43,700	$7,728

The amount of unrealized losses relating to assets still held at the respective dates of December 31, 2013 and 2012 and March 31, 2013 were $944, $1,107 and $1,538 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at December 31, 2013:

	Fair value at December 31, 2013	Method	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$37,207	Discounted Cash Flow	Discount Rate	2.5% to 3.3%
			Payment Speed	15 to 83 days
Tobacco Supplier Guarantees	$2,346	Historical Loss	Historical Loss	4.4% to 4.8%
Tobacco Supplier Guarantees	$707	Discounted Cash Flow	Market Interest Rate	19.85%
Deconsolidated Subsidiary Guarantees	$3,618	Discounted Cash Flow	Market Interest Rate	12.5%

18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	December 31, 2013	December 31, 2012	March 31, 2013
Balances:
Accounts receivable	$68,194	$59,023	$55,696
Accounts payable	18,455	22,398	26,084

	Three Months Ended December 31,		Nine Months Ended December 31,
	2013	2012	2013	2012
Transactions:
Purchases	$56,977	$98,368	$142,686	$187,511

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

19. SUBSEQUENT EVENT

On December 20, 2013, the Company commenced a cash tender offer to purchase any and all of its 5½% Convertible Senior Subordinated Notes due 2014 at a purchase price equal to $1.02 per $1.00 principal amount of the Convertible Notes purchased, plus accrued and unpaid interest. On January 22, 2014, the Company amended the terms of the tender offer to increase the purchase price offered to $1.025 per $1.00 principal amount of Convertible Notes, plus accrued and unpaid interest, and to extend the expiration date of the tender offer to February 12, 2014.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

For the quarter, tobacco revenues and costs decreased primarily due to lower volumes shipped and lower average prices as a result of increased shipments of byproducts versus last year, while processing and other revenues were similar to the prior year. Despite tobacco cost increases that were not fully passed on to customers, gross profit, operating income and associated margin percentages improved due to product mix sold. Year-to-date volume and revenue improved; as well as, average price per kilo driven by increased prices paid to suppliers that were partially passed on to customers. Our year-to-date profitability was negatively impacted by the lower recoveries of advances to tobacco suppliers in Africa mainly in the first fiscal quarter, one-time costs associated with our refinancing over the summer and restructuring and asset impairment expenses related to a new joint venture that is anticipated to improve our cost position in the country where that operation in located.

Liquidity

Our liquidity requirements are affected by crop seasonality, foreign currency and interest rates, green tobacco prices, crop size and quality, as well as other factors. We monitor and adjust funding sources based on a number of industry, business, and financial market dynamics. Over the summer, we extended our U.S. revolving credit facility maturity to April 2017 and issued $735.0 million of new senior secured second lien notes due 2021 that refinanced $635.0 million of old senior notes. Proceeds from the new notes also partially funded the purchase of $60.0 million of our $115.0 million senior subordinated convertible notes due 2014, as well as transactions fees, expenses and interim interest. Consistent with our internal plan, we finished the quarter ended December 31, 2013 with less inventory than the same period last year, resulting in a cash increase while total debt levels declined. As such, we are taking a portion of available cash and tendering for the remaining $55.0 million of our $115.0 million senior subordinated convertible notes. We will continue to utilize various short-term funding sources to enhance and drive various business opportunities that maintain business flexibility and meet cost parameters.

Outlook

Fiscal year 2014 is on track to experience volume and revenue improvement versus last year with continued focus on core operating income increases, driven by solid full service volume and strong demand for our processing services. South American new crop marketing is beginning now, and along with other markets, is following a delayed purchasing trend versus the prior year due to moving into slight global oversupply. These conditions place less pressure on purchasing activities that reflect the largest proportion of our cost. Our balance sheet is well positioned to meet current global supply conditions with a lower inventory position at December 31, 2013, and uncommitted inventory in our stated range with expectations to further decrease levels by year end. Decreases in inventory levels and focus on reducing working capital have helped reduce total debt less cash at quarter end when compared to last year. As part of our plan, we will continue the global roll out of our integrated production system to continue to improve our dedicated worldwide supplier base that uniquely positions our company to meet customer needs for increasing demand for higher quality.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended						Nine Months Ended
	December 31,						December 31,
		Change						Change
(in millions, except per kilo amounts)	2013	$		%	2012		2013	$		%	2012
Kilos sold	119.5	(7.1)		(5.6)	126.6		324.5	4.8		1.5	319.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$621.1	$(44.4)		(6.7)%	$665.5		$1,673.7	$110.8		7.1%	$1,562.9
Average price per kilo	5.20	(0.06)		(1.1)	5.26		5.16	0.27		5.5	4.89
Processing and other revenues	33.4	(0.2)		(0.6)	33.6		65.4	(5.0)		(7.1)	70.4
Total sales and other operating revenues	$654.5	$(44.6)		(6.4)%	$699.1		$1,739.1	$105.8		6.5%	$1,633.3
Tobacco cost of goods sold:
Tobacco costs	$531.5	$(41.3)		(7.2)%	$572.8		$1,439.0	$125.2		9.5%	$1,313.8
Transportation, storage and other period costs	20.2	(1.3)		(6.0)	21.5		59.3	4.9		9.0	54.4
Derivative financial instrument and exchange losses	(0.8)	(1.8)		(180.0)	1.0		7.0	(5.3)		(43.1)	12.3
Total tobacco cost of goods sold	$550.9	$(44.4)		(7.5)%	$595.3		$1,505.3	$124.8		9.0%	$1,380.5
Average cost per kilo	4.61	(0.09)		(2.0)	4.70		4.64	0.32		7.4	4.32
Processing and other revenues cost of services sold	19.8	(0.9)		(4.3)	20.7		37.5	(3.6)		(8.8)	41.1
Total cost of goods and services sold	$570.7	$(45.3)		(7.4)%	$616.0		$1,542.8	$121.2		8.5%	$1,421.6
Gross profit	83.8	0.7		0.8	83.1		196.3	(15.4)		(7.3)	211.7
Selling, general and administrative expenses	30.1	(3.4)		(10.1)	33.5		100.2	(5.4)	—	(5.1)	105.6
Other income (expense)	(1.6)	(1.3)		(433.3)	(0.3)		(1.0)	0.6		37.5	(1.6)
Restructuring and asset impairment charges	2.0	1.9		1,900.0	0.1		4.7	4.6		4,600.0	0.1
Operating income	50.1	0.8	*	1.6	49.3	*	90.4	(14.0)		(13.4)	104.4
Debt retirement expense	0.1	0.1		100.0	—		55.7	55.7		100.0	—
Interest expense	29.1	(0.3)		(1.0)	29.4		89.6	3.3		3.8	86.3
Interest income	1.1	(2.0)		(64.5)	3.1		5.0	(0.2)		(3.8)	5.2
Income tax expense	9.4	7.2		327.3	2.2		20.6	5.3		34.6	15.3
Equity in net income of investee companies	0.4	—		—	0.4		0.7	(0.6)		(46.2)	1.3
Income (loss) attributable to noncontrolling interests	(0.3)	(0.3)		(100.0)	—		(0.2)	(0.6)		(150.0)	0.4
Income (loss) attributable to Alliance One International, Inc.	$13.3	$(8.0)	*	(37.6)%	$21.3	*	$(69.6)	$(78.5)		(882.0)%	$8.9

* Amounts do not equal column totals due to rounding

Alliance One International, Inc. and Subsidiaries

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012
Summary. Total sales and other operating revenues decreased 6.4% to $654.5 million primarily due to a 6.7% decrease in tobacco sales revenues to $621.1 million while tobacco costs of sales decreased 7.5% to $550.9 million. The decreases in tobacco sales revenues and tobacco costs were primarily due to 7.1 million less kilos sold this year as a result of shipments from Brazil, Zimbabwe and China that occurred in the third quarter last year and were experienced in earlier quarters this year or have been delayed. Due to a large increase in South American byproducts sold this year, average sales prices and costs per kilo decreased when compared to the prior year. Processing revenue and cost of services remained consistent with last year. As a result, gross margin increased 0.8% to $83.8 million and gross margin as a percentage of sales improved from 11.9% to 12.8%. Selling, general and administrative expenses (“SG&A”) decreased 10.1% to $30.1 million primarily from reductions in incentive compensation costs, amortization related to internally developed software and professional fees. Restructuring and asset impairment charges this quarter were the result of equipment charges in Africa and further employee termination costs related to our agreement for a joint processing venture in a foreign location. After the impact of SG&A and restructuring costs, operating income increased 1.6% to $50.1 million when compared with the prior year.
         Our interest costs were consistent with the prior year as lower average borrowings were offset by higher average rates while our effective tax rate was 42.7% this year compared to 9.3% last year. The variance in the effective tax rate between this year and last year is primarily related to losses for which no tax benefit has been recorded and the effect of exchange gains and losses.

South America Region

South America Region Supplemental Information
	Three Months Ended
		December 31,
		Change
	2013	$	%	2012
Kilos sold	31.5	0.5	1.6	31.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$139.0	$(14.2)	(9.3)%	$153.2
Average price per kilo	4.41	(0.53)	(10.7)	4.94
Processing and other revenues	1.6	0.1	6.7	1.5
Total sales and other operating revenues	$140.6	$(14.1)	(9.1)%	$154.7
Tobacco cost of goods sold:
Tobacco costs	$113.1	$(12.1)	(9.7)%	$125.2
Transportation, storage and other period costs	5.6	1.1	24.4	4.5
Derivative financial instrument and exchange losses	0.9	0.6	200.0	0.3
Total tobacco cost of goods sold	$119.6	$(10.4)	(8.0)%	$130.0
Average cost per kilo	3.80	(0.39)	(9.3)	4.19
Processing and other revenues cost of services sold	0.1	(0.5)	(83.3)	0.6
Total cost of goods and services sold	$119.7	$(10.9)	(8.3)%	$130.6
Gross profit	20.9	(3.2)	(13.3)	24.1
Selling, general and administrative expenses	7.5	(1.9)	(20.2)	9.4
Other income (expense)	(0.4)	(1.5)	(136.4)	1.1
Restructuring and asset impairment charges	—	—	—	—
Operating income	$13.0	$(2.8)	(17.7)%	$15.8

Total sales and other operating revenues decreased 9.1% to $140.6 million mainly due to reduced tobacco sales revenues. Although volumes increased slightly, tobacco sales revenues decreased 9.3% to $139.0 million and tobacco costs decreased 8.0% to $119.6 million.

Alliance One International, Inc. and Subsidiaries

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012 (continued)

South America Region (continued)

The slight improvement in volumes was the result of a 6.2 million kilo increase in byproducts sales offset by a 5.7 million kilos decrease in lamina sales. The lower lamina sales, primarily due to Brazilian shipments that were accelerated into the first half of the current year compared to the third quarter in the prior year, resulted in decreased sales and cost of sales overall. The impact of the change in product mix this year compared to last year was lower average sales prices and costs per kilo. Processing revenue and cost of services were consistent with last year. As a result, gross margin decreased 13.3% to $20.9 million and gross margin as a percentage of sales decreased from 15.6% to 14.9%. Lower allocations for general corporate services that reduced SG&A were partially offset by increased other operating expense due to an accounts receivable securitization program within the region. The impact of the change in results for the region was a 17.7% decrease in operating income to $13.0 million.

Value Added Services

Value Added Services Supplemental Information
	Three Months Ended
		December 31,
		Change
	2013	$	%	2012
Kilos sold	6.0	0.9	17.6	5.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$30.0	$3.8	14.5%	$26.2
Average price per kilo	5.00	(0.14)	(2.7)	5.14
Processing and other revenues	2.6	(0.1)	(3.7)	2.7
Total sales and other operating revenues	$32.6	$3.7	12.8%	$28.9
Tobacco cost of goods sold:
Tobacco costs	$24.1	$4.7	24.2%	$19.4
Transportation, storage and other period costs	1.1	(1.4)	(56.0)	2.5
Derivative financial instrument and exchange losses	—	—	—	—
Total tobacco cost of goods sold	$25.2	$3.3	15.1%	$21.9
Average cost per kilo	4.20	(0.09)	(2.2)	4.29
Processing and other revenues cost of services sold	1.9	—	—	1.9
Total cost of goods and services sold	$27.1	$3.3	13.9%	$23.8
Gross profit	5.5	0.4	7.8	5.1
Selling, general and administrative expenses	1.7	0.3	21.4	1.4
Other income	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income	$3.8	$0.1	2.7%	$3.7

Total sales and other operating revenues improved 12.8% to $32.6 million and cost of sales increased 13.9% to $27.1 million primarily due to increased volumes as our Jordan location is in its first full year of operations. The change in customer mix and product mix lowered average sales prices and average costs per kilo. Processing revenue and cost of services were consistent with last year. As a result, gross margin improved 7.8% to $5.5 million while gross margin as a percentage of sales decreased from 17.6% to 16.9%. The improvement in gross margin was offset by increased allocations for general corporate services that increased SG&A. As a result, operating income remained consistent with last year.

Alliance One International, Inc. and Subsidiaries

Three Months Ended December 31, 2013 Compared to Three Months Ended December 31, 2012 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended
		December 31,
		Change
	2013	$	%	2012
Kilos sold	82.0	(8.5)	(9.4)	90.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$452.1	$(34.0)	(7.0)%	$486.1
Average price per kilo	5.51	0.14	2.6	5.37
Processing and other revenues	29.2	(0.2)	(0.7)	29.4
Total sales and other operating revenues	$481.3	$(34.2)	(6.6)%	$515.5
Tobacco cost of goods sold:
Tobacco costs	$394.3	$(33.9)	(7.9)%	$428.2
Transportation, storage and other period costs	13.5	(1.0)	(6.9)	14.5
Derivative financial instrument and exchange losses	(1.7)	(2.4)	(342.9)	0.7
Total tobacco cost of goods sold	$406.1	$(37.3)	(8.4)%	$443.4
Average cost per kilo	4.95	0.05	1.0	4.90
Processing and other revenues cost of services sold	17.8	(0.4)	(2.2)	18.2
Total cost of goods and services sold	$423.9	$(37.7)	(8.2)%	$461.6
Gross profit	57.4	3.5	6.5	53.9
Selling, general and administrative expenses	20.9	(1.8)	(7.9)	22.7
Other income (expense)	(1.2)	0.2	14.3	(1.4)
Restructuring and asset impairment charges	2.0	1.9	1,900.0	0.1
Operating income	$33.3	$3.6	12.1%	$29.7

Total sales and other operating revenues decreased 6.6% to $481.3 million mainly due to reduced tobacco sales revenues. Tobacco sales revenues decreased 7.0% to $452.1 million primarily due to an 8.5 million reduction in volumes resulting from shipments in Zimbabwe and China that occurred in the third quarter in the prior year and were either accelerated into prior quarters in the current year or have been delayed. Partially offsetting these decreases were increased volumes in Malawi due to the larger crop size this year. Customer mix, a stronger Euro and higher prices paid to tobacco suppliers across all regions resulted in higher average sales prices. Average costs per kilo only increased slightly as higher green costs were offset by exchange gains primarily related to Euro denominated assets. As a result, tobacco costs decreased 8.4% to $406.1 million. Processing revenue and cost of services remained consistent with the prior year. Despite lower volumes, the increase in average sales prices improved gross margin by 6.5% to $57.4 million and gross margin as a percentage of sales improved from 10.5% to 11.9%. Reductions in certain compensation, amortization related to internally developed software and professional fees that lowered SG&A were offset by increased restructuring and asset impairment charges from additional employee termination costs related to our agreement for a joint processing venture in a foreign location and equipment charges in Africa. As a result of improved gross margin, operating income increased 12.1% to $33.3 million when compared to the prior year.

Alliance One International, Inc. and Subsidiaries

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012
Summary. Total sales and other operating revenues increased 6.5% to $1,739.1 million due to increased tobacco sales revenue. Tobacco sales revenue and tobacco cost increases were mainly the result of higher prices and shipments delayed from the prior fiscal year. With larger crop sizes in Africa offset by reduced crop sizes in the United States due to excessive rainfall as well as the change in sales from our investee operation in Thailand, volume increases were mainly from sales of South America byproducts. Increased average sales prices primarily resulted from higher green costs across all regions partially offset by the change in product mix. Increased average costs per kilo mainly resulted from higher green costs which were not fully passed on to our customers and losses in Zambia primarily related to lower recoveries of advances to tobacco suppliers. Partially offsetting the higher costs were lower derivative losses in Brazil net of increased exchange losses due to appreciating currencies in Africa compared to the prior year. Reduced customer volumes in Brazil led to lower processing revenues and cost of services. The impact of higher green costs not fully recovered from customers and the losses in Zambia was a 7.3% decrease in gross margin to $196.3 million and a reduction in our gross margin as a percentage of sales from 13.0% to 11.3%. SG&A improvement, primarily from lower incentive compensation costs and stock-based compensation costs partially offset by higher professional fees, was offset mainly by increased restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in a foreign location. After the impact of SGA and restructuring costs, operating income decreased 13.4% to $90.4 million when compared with the prior year.
          During the nine months ended December 31, 2013, we refinanced our 10% senior notes and purchased $60.0 million of our convertible notes. As a result, one-time debt retirement costs of $55.7 million were recorded including $21.1million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. We have a tender offer pending for the remaining $55.0 million of our convertible notes. Our interest costs increased from the prior year related primarily due to higher average rates and our effective tax rate was (41.2)% this year compared to 65.5% last year. The variance in the effective tax rate between this year and last year is mainly related to net exchange losses on income tax accounts, lower foreign income tax rates and certain losses for which no tax benefit has been recorded.

South America Region

South America Region Supplemental Information
	Nine Months Ended
			December 31,
			Change
	2013		$	%	2012
Kilos sold	122.4		8.9	7.8	113.5
Tobacco sales and other operating revenues:
Sales and other operating revenues	$662.0		$73.5	12.5%	$588.5
Average price per kilo	5.41		0.22	4.2	5.19
Processing and other revenues	12.5		(5.0)	(28.6)	17.5
Total sales and other operating revenues	$674.5		$68.5	11.3%	$606.0
Tobacco cost of goods sold:
Tobacco costs	$567.5		$81.1	16.7%	$486.4
Transportation, storage and other period costs	17.6	—	(0.3)	(1.7)	17.9
Derivative financial instrument and exchange losses	6.0		(8.4)	(58.3)	14.4
Total tobacco cost of goods sold	$591.1		$72.4	14.0%	$518.7
Average cost per kilo	4.83		0.26	5.7	4.57
Processing and other revenues cost of services sold	4.3		(4.2)	(49.4)	8.5
Total cost of goods and services sold	$595.4		$68.2	12.9%	$527.2
Gross profit	79.1		0.3	0.4	78.8
Selling, general and administrative expenses	37.1		(1.6)	(4.1)	38.7
Other income	0.9		(0.5)	(35.7)	1.4
Restructuring and asset impairment charges	0.4		0.4	100.0	—
Operating income	$42.5		$1.0	2.4%	$41.5

Total sales and other operating revenues improved 11.3% to $674.5 million due to increased tobacco sales revenue partially offset by lower processing revenues due to reduced customer volumes. Tobacco sales revenues and tobacco costs increased primarily due to higher prices paid to tobacco suppliers which were not fully passed on to our customers. The higher volumes sold this year are mainly byproducts. This change in product mix partially offsets the impact of higher green costs on our average sales prices and costs per kilo. Also offsetting the impact of higher green costs on our costs per kilo was a reduction in derivative losses due to currency movements. However, cost per kilo increases still exceeded sales price increases. As a result, our gross margin improved slightly by 0.4% to $79.1 million while our gross margin as a percentage of sales decreased from 13.0% to 11.7%. Reductions in SG&A attributable to allocations for general corporate services were partially offset by lower other operating income and restructuring expense related to employee termination costs this year. The impact of the change in results for the region was a 2.4% increase in operating income to $42.5 million.

Alliance One International, Inc. and Subsidiaries

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012 (continued)

Value Added Services.

Value Added Services Supplemental Information
	Nine Months Ended
		December 31,
		Change
	2013	$	%	2012
Kilos sold	16.6	(0.5)	(2.9)	17.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$85.8	$(2.2)	(2.5)%	$88.0
Average price per kilo	5.17	0.02	0.4	5.15
Processing and other revenues	7.7	(0.4)	(4.9)	8.1
Total sales and other operating revenues	$93.5	$(2.6)	(2.7)%	$96.1
Tobacco cost of goods sold:
Tobacco costs	$68.5	$5.2	8.2%	$63.3
Transportation, storage and other period costs	3.6	(4.2)	(53.8)	7.8
Derivative financial instrument and exchange losses	—	—	—	—
Total tobacco cost of goods sold	$72.1	$1.0	1.4%	$71.1
Average cost per kilo	4.34	0.18	4.3	4.16
Processing and other revenues cost of services sold	5.5	(0.1)	(1.8)	5.6
Total cost of goods and services sold	$77.6	$0.9	1.2%	$76.7
Gross profit	15.9	(3.5)	(18.0)	19.4
Selling, general and administrative expenses	6.6	(1.1)	(14.3)	7.7
Other income	—	(0.1)	(100.0)	0.1
Restructuring and asset impairment charges	—	—	—	—
Operating income	$9.3	$(2.5)	(21.2)%	$11.8

Total sales and other operating revenues decreased 2.7% to $93.5 million primarily due to a 2.5% decrease in tobacco sales revenues to $85.8 million while tobacco costs of sales increased 1.4% to $72.1 million. Tobacco sales revenue decreases were mainly from reduced quantities sold due to a competitive environment in the United States. Customer mix and product mix resulted in slightly higher average sales prices while the impact to cost per kilo was much greater. With our Jordan locations becoming fully operational this year, most of those period costs in the prior year are being capitalized as part of tobacco costs this year. Processing revenues and cost of services decreases were attributable to reduced customer requirements. As a result, our gross margin declined 18.0% to $15.9 million and our gross margin as a percentage of sales decreased from 20.2% to 17.0%. SG&A improved due to allocations for general corporate services. For the year, our operating income decreased 21.2% to $9.3 million compared to last year.

Alliance One International, Inc. and Subsidiaries

Nine Months Ended December 31, 2013 Compared to Nine Months Ended December 31, 2012 (continued)

Other Regions.

Other Regions Supplemental Information
	Nine Months Ended
		December 31,
		Change
	2013	$	%	2012
Kilos sold	185.5	(3.6)	(1.9)	189.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$925.9	$39.5	4.5%	$886.4
Average price per kilo	4.99	0.30	6.4	4.69
Processing and other revenues	45.2	0.4	0.9	44.8
Total sales and other operating revenues	$971.1	$39.9	4.3%	$931.2
Tobacco cost of goods sold:
Tobacco costs	$803.0	$38.9	5.1%	$764.1
Transportation, storage and other period costs	38.1	9.4	32.8	28.7
Derivative financial instrument and exchange (gains) losses	1.0	3.1	147.6	(2.1)
Total tobacco cost of goods sold	$842.1	$51.4	6.5%	$790.7
Average cost per kilo	4.54	0.36	8.6	4.18
Processing and other revenues cost of services sold	27.7	0.7	2.6	27.0
Total cost of goods and services sold	$869.8	$52.1	6.4%	$817.7
Gross profit	101.3	(12.2)	(10.7)	113.5
Selling, general and administrative expenses	56.5	(2.7)	(4.6)	59.2
Other income (expense)	(1.9)	1.2	38.7	(3.1)
Restructuring and asset impairment charges	4.3	4.2	4,200.0	0.1
Operating income	$38.6	$(12.5)	(24.5)%	$51.1

Total sales and other operating revenues improved 4.3% to $971.1 million due to increased tobacco sales revenue as processing revenues and costs of services were comparable with the prior year. Tobacco sales revenue and cost increases were mainly from higher prices across all regions, the timing of shipments in Europe and North America, and product mix. Lower volumes resulted from reduced crop sizes in the United States due to excessive rainfall as well as the change in sales from our investee operation in Thailand being offset by the larger crop sizes in Malawi and earlier shipping in Europe. While there is no impact to net income for the change of the selling organization, Thailand tobacco is now sold directly to the customer by our investee operation and reported through equity in investee companies rather than through sales and cost of sales. Higher prices were paid to tobacco suppliers across all regions which increased average sales prices and costs per kilo. Costs per kilo also increased due to other period costs of $11.0 million expensed in Zambia in the current year primarily related to reduced recoveries of advances to tobacco suppliers. The negative impact of appreciating African currencies compared to significant depreciation throughout fiscal 2013, partially offset by a stronger Euro, also contributed to the increase in costs per kilo. These costs are not fully recoverable from customers. The impact was average costs increasing $.36 per kilo while average sales prices only increasing $.30 per kilo which resulted in a gross margin decrease of 10.7% to $101.3 million and gross margin as a percentage of sales declining from 12.2% to 10.4%. Reductions in incentive compensation and stock-based compensation expenses partially offset by higher professional fees that lowered SG&A and improvements in other operating income were offset by restructuring and asset impairment charges related to a joint venture processing agreement in a foreign location and equipment charges in Africa. Mainly a result of lower gross margin, operating income decreased 24.5% to $38.6 million compared to last year.

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
          As of December 31, 2013, we are in the process of repaying our South American related crop lines as we continue to ship inventory and collect receivables. In Africa, we continue to ship product which should continue into the first quarter of fiscal year 2015 as well as the purchase of the new crop which should begin mid-March. In Asia, the Indian Mysore and Indonesian crops are approaching the end of the processing and shipping is in full force. Europe continues shipping of the current crop and is preparing to purchase the new crop during the fourth fiscal quarter. North America has completed flue cured processing with shipping winding down and has commenced the purchasing, processing and shipping of the burley crop which should continue into the fourth fiscal quarter, seasonally elevating its working capital requirements. Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency by currency basis.

Working Capital
Our working capital decreased from $843.8 million at March 31, 2013 to $676.3 million at December 31, 2013. Our current ratio was 1.8 to 1 at December 31, 2013 compared to 2.4 to 1 at March 31, 2013. The decrease in working capital is primarily related to decreased inventory levels due to earlier shipping of the South America and Africa crops and a $50.0 million increase in the current portion of our long-term debt in accordance with terms. The increase in cash on hand is offset by the increase in notes payable to banks due to the timing of repayment of those notes payable.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $176.8 million of our outstanding cash balance at December 31, 2013 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	December 31,		March 31,
(in millions except for current ratio)	2013	2012	2013
Cash and cash equivalents	$303.7	$195.3	$92.0
Trade and other receivables, net	206.4	256.3	224.2
Inventories and advances to tobacco suppliers	897.3	988.3	1,013.5
Total current assets	1,543.4	1,569.7	1,464.8
Notes payable to banks	544.2	291.0	356.8
Accounts payable	73.9	61.2	135.3
Advances from customers	69.0	52.5	16.8
Total current liabilities	867.1	575.2	621.0
Current ratio	1.8 to 1	2.7 to 1	2.4 to 1
Working capital	676.3	994.5	843.8
Long-term debt	721.8	986.6	830.9
Stockholders’ equity attributable to Alliance One International, Inc.	276.1	338.0	338.4
Net cash provided (used) by:
Operating activities	174.8	(17.5)	(1.6)
Investing activities	(13.1)	(23.6)	(13.2)
Financing activities	49.4	118.2	(14.1)

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash provided by operating activities increased $192.3 million from 2012 to 2013. The increase in cash provided was primarily due to less cash used for inventories and advances to tobacco suppliers due to earlier shipping of the South America and Africa crops resulting from larger crop sizes and increased processing capabilities as well as increases in advances from customers for the higher costs of tobacco primarily in Africa and North America.

Investing Cash Flows
Net cash used by investing activities decreased $10.5 million in 2013 compared to 2012. The decrease in cash used was primarily due to decreased purchases of property, plant and equipment due to timing of investment in capital assets and proceeds from the surrender of life insurance policies. Partially offsetting the decrease in cash used is the change in restrictions on cash in accordance with terms of the related agreements.

Financing Cash Flows
Net cash provided by financing activities decreased $68.8 million in 2013 compared to 2012. This decrease is primarily due to a $282.4 million increase in net repayment of long-term borrowings primarily relating to our debt refinancing this year as well as $51.1 million in related debt issuance, debt retirement and other debt related costs. Partially offsetting this decrease is a $264.5 million increase in net proceeds from short-term borrowings due to the earlier repayment of the South America credit lines in the prior year and the seasonal financing of the purchase and processing of the higher priced United States and Africa crops in the current year.

Debt Financing
We continue to finance our business with a combination of short-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At December 31, 2013, we had cash of $303.7 million and total debt outstanding of $1,322.1 million comprised of $544.2 million of notes payable to banks, $2.1 million of other long-term debt, $720.8 million of 9.875% senior secured second lien notes and $55.0 million of 5.5% convertible senior subordinated notes. The $187.4 million seasonal increase in notes payable to banks from March 31, 2013 to December 31, 2013 results from anticipated seasonal fluctuation to account for borrowings under the South America and Africa credit lines. Aggregated peak borrowings by facility occurring at anytime during the three months ended December 31, 2013 and 2012, respectively, were $727.5 million at a weighted average interest rate of 4.3% and $552.7 million at a weighted average interest rate of 4.7%. Aggregated peak borrowings by facility occurring at anytime during the nine months ended December 31, 2013 and 2012 were repaid with cash provided by operating activities. Available credit as of December 31, 2013 was $637.1 million comprised of $303.9 million under our revolver, $321.5 million of notes payable to banks, $0.9 million of other long-term debt and $10.8 million of availability exclusively for letters of credit. In fiscal 2014, we expect to incur capital expenditures of approximately $40.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to stockholders during the quarter ended December 31, 2013 and payment of dividends is restricted under the terms of our revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of December 31, 2013:

			December 31, 2013
	Outstanding		Lines and
	March 31,	December 31	Letters	Interest
	2013	2013	Available	Rate
Senior secured credit facility:
Revolver (1)	$95.0	$—	$303.9	5.8%
Senior notes:
10% senior notes due 2016	619.0	—	—	10%
9.875% senior notes due 2021	—	720.8	—	9.875%
5 ½% convertible senior subordinated notes due 2014	115.0	55.0	—	5.5%
Long-term foreign seasonal borrowings	5.2	—	—	4.2%	(2)
Other long-term debt	3.0	2.1	0.9	7.1%	(2)
Notes payable to banks (3)	356.8	544.2	321.5	4.4%	(2)
Total debt	$1,194.0	$1,322.1	$626.3
Short term	$356.8	$544.2
Long term:
Long term debt current	$6.3	$56.1
Long term debt	830.9	721.8
	$837.2	$777.9
Letters of credit	$4.1	$5.0	$10.8
Total credit available			$637.1
(1)  As of December 31, 2013 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the nine months ended December 31, 2013.

(3) Primarily foreign seasonal lines of credit

During the nine months ended December 31, 2013, the Company completed certain refinancing transactions, which are described below.

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

Financial covenants.  The following financial covenants and required financial ratios are included in the agreement governing the amended and restated senior secured revolving credit facility:

•	a minimum consolidated interest coverage ratio specified for each fiscal quarter of 2014 and 1.90 to 1.00 thereafter, which ratio is 1.85 to 1.00 for the fiscal quarter ending December 31, 2013;

•	a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 6.95 to 1.00 for the fiscal quarter ending December 31, 2013;

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

Redemption of Existing Senior Notes

On August 2, 2013, the Company redeemed all $635.0 million in aggregate principal amount of the Company's outstanding 10% Senior Notes due 2016 at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued and unpaid interest and other costs of which $31.8 million was charged to debt retirement expense. As a result of the redemption, the Company accelerated $6.1 million of deferred financing costs and $14.6 million of amortization of original issue discount.

Partial Tender of Convertible Senior Subordinated Notes

On August 30, 2013, the Company purchased of $60.0 million in aggregate principal amount of its existing $115.0 million Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1.03 per $1.00 principal amount plus accrued and unpaid interest and other costs of which $2.5 million was charged to debt retirement expense. The Company funded the purchase with available cash and a portion of the net proceeds from the issuance of the $735.0 million Second Lien Notes, which proceeds had been held in the Blocked Account. As a result of this purchase, the Company accelerated $0.4 million of deferred financing costs. On December 20, 2013, the Company commenced a cash tender offer to purchase any or all of the remaining Convertible Notes. See Note 19 "Subsequent Event" to the "Notes to Condensed Consolidated Financial Statements" for further information.

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of December 31, 2013, we had approximately $544.2 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $881.5 million subject to limitations as provided for in the Credit Agreement. Additionally against these lines there was $10.8 million available in unused letter of credit capacity with $5.0 million issued but unfunded.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of December 31, 2013. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of December 31, 2013.

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
          There were no changes that occurred during the three months ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect the Company's internal control over financial reporting.

Alliance One International, Inc. and Subsidiaries

Part II. Other Information

Item 1.    Legal Proceedings

Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction. On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Company’s subsidiary legal costs of €.05 million. The period for appeal of the court’s judgment is pending, and it is uncertain whether Mindo S.r.l. will pursue an appeal.
          The Company is aware of a complaint filed on January 3, 2014 in New Castle County, Delaware state court, captioned Biglia, et al. v. Alliance One International, Inc., et al., which names the Company as one of several defendants but which has not been served on the Company. Such complaint names as plaintiffs 67 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaint seeks compensatory and punitive damages from the Company and other multinational defendants, under U.S. and Argentine law, for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. The complaint appears to be similar to five other complaints filed by other claimed residents of Misiones Province, Argentina against the Company and other defendants, from which the Company was dismissed without prejudice in 2012 and 2013.

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

Alliance One International, Inc.

/s/ Nichlas A. Fink
Date: February 4, 2014	Nichlas A. Fink Vice-President - Corporate Controller and Chief Compliance Officer (Chief Accounting Officer)

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)