Form 10-K
period 2014-03-31
ALLIANCE ONE INTERNATIONAL, INC.
filed 2014-06-05
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED March 31, 2014

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

Large Accelerated Filer    []   Accelerated Filer    [X]    Non-Accelerated filer    []    Smaller Reporting Company    []
                                                                   (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [ ] No [X]

As of September 30, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $237.4 million based on the closing sale price of the common stock as reported on the New York Stock Exchange. As of May 30, 2014, there were 88,158,555 shares of Common Stock outstanding (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

DOCUMENTS INCORPORATED BY REFERENCE
Certain information contained in the Proxy Statement for the Annual Meeting of Shareholders (to be held August 14, 2014) of the registrant is incorporated by reference into Part III hereof.

PART I

ITEM 1. BUSINESS

A. The Company

Alliance One International, Inc. ("we," "Alliance One" or the "Company") is a Virginia corporation with revenues of over $2.3 billion and operating income of approximately $119.1 million for the year ended March 31, 2014. Our common stock has been traded on the New York Stock Exchange since 1995. Through our predecessor companies, we have a long operating history in the leaf tobacco industry with some customer relationships beginning in the early 1900s. Alliance One is one of only two global publicly held leaf tobacco merchants, each with similar global market shares. We have broad geographic processing capabilities, a diversified product offering and an established customer base, including all of the major consumer tobacco product manufacturers. Our goal is to be the preferred supplier of quality tobacco products and innovative solutions to the world’s manufacturers and marketers of tobacco products.

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
          We deal primarily in flue-cured, burley, and oriental tobaccos that are used in international brand cigarettes. Several of the large multinational cigarette manufacturers have expanded their operations throughout the world, particularly in Asia, Eastern Europe and the former Soviet Union, in order to increase their access to and penetration of international brand cigarette markets. As cigarette manufacturers expand their global operations, we believe that demand will increase for local sources of leaf tobacco and local tobacco processing and distribution, primarily due to beneficial tariff rates and lower freight costs. We believe that for some large multinational cigarette manufacturers, international expansion will cause them to place greater reliance on the services of leaf tobacco merchants with the ability to source and process tobacco on a global basis and to help develop higher quality local sources of tobacco by improving local agronomic practices. For other large multinational cigarette manufacturers, international expansion also includes vertical integration of their operations, either through acquisition of the operations of existing leaf tobacco merchants, establishing new operations or contracting directly with suppliers. In fiscal 2014, we completed the formation of a joint venture in Brazil with China Tobacco International, Inc. The joint venture entity had previously operated as one of our subsidiaries since its formation in 2012. In recent years, Japan Tobacco, Inc. (“JTI”) enhanced their direct leaf procurement capabilities with the acquisition of small leaf processors in Malawi and Brazil and the formation a joint venture for tobacco leaf in the United States. Philip Morris International, Inc. (“PMI”) has also strengthened their direct leaf procurement capabilities with the acquisition of supplier contracts and the related assets from Alliance One and from another tobacco merchant in Brazil. In addition, some customers have entered into joint venture arrangements to secure their future leaf requirements. We will continue to work with our customers to meet all their needs as their buying patterns and business models change while continuing to be a provider of quality tobacco products and innovative solutions.

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
          Alliance One has developed an extensive international network through which we purchase, process and sell tobacco and we hold a leading position in most tobacco growing regions in the world. We purchase tobacco in more than 35 countries. During the three years ended March 31, 2014, 2013 and 2012, approximately 31%, 30% and 27%, respectively, of our purchases of tobacco were from the South America operating segment, approximately 5%, 5% and 7%, respectively, were from the Value Added Services operating segment and approximately 64%, 65% and 66%, respectively, were from the Other Regions operating segment. Within the Other Regions operating segment, approximately 46%, 44% and 43% of our total purchases for the three years ended March 31, 2014, 2013 and 2012 respectively, were from China, the United States, Turkey and the Africa Region.

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
          The consumer tobacco business is dominated by a relatively small number of large multinational cigarette manufacturers and by government controlled entities. Including their respective affiliates, accounting for more than 10% of our revenues were each of PMI and China Tobacco International, Inc. for the year ended March 31, 2014; PMI, JTI, Imperial Tobacco Group PLC and China Tobacco International Inc. for the year ended March 31, 2013; and PMI, JTI and Imperial Tobacco Group PLC for the year ended March 31, 2012.
          In 2014, Alliance One delivered approximately 39% of its tobacco sales to customers in Europe and approximately 20% to customers in the United States. One customer directs shipments to its Belgium storage and distribution center before shipment to its manufacturing facilities in Europe and Asia. In 2014, these Belgium sales accounted for 14% of sales to customers in Europe. The remaining sales are to customers located in Asia, Africa and other geographic regions of the world.

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

Alliance One Employees
Alliance One's consolidated entities employed approximately 3,574 persons, excluding seasonal employees, in our worldwide operations at March 31, 2014. In the Other Regions operating segment, Alliance One's consolidated entities employed approximately 2,706 employees at March 31, 2014 excluding approximately 6,594 seasonal employees. During processing periods, most seasonal employees as well as approximately 122 full-time factory personnel in the United States are covered by collective bargaining agreements. In the Value Added Services operating segment, Alliance One's consolidated entities employed approximately 236 persons, excluding approximately 15 seasonal employees, at March 31, 2014. Of those, approximately 71 hourly paid factory workers in the United States are covered by a collective bargaining agreement. In the South America operating segment, Alliance One's consolidated entities employed approximately 632 persons, excluding approximately 3,184 seasonal employees, at March 31, 2014. We consider Alliance One's employee relations to be satisfactory.

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

EXECUTIVE OFFICERS OF ALLIANCE ONE INTERNATIONAL, INC.

The following information is furnished with respect to the Company's executive officers as of April 1, 2014, and the capacities in which they serve. These officers serve at the pleasure of the Board of Directors and are elected at each annual organizational meeting of the Board.

NAME	AGE	TITLE
J. Pieter Sikkel	49	President and Chief Executive Officer

J. Henry Denny	63	Executive Vice President - Business Relationship Management and Leaf

Jose Maria Costa Garcia	48	Executive Vice President - Global Operations and Supply Chain

Robert A. Sheets	59	Executive Vice President – Chief Administrative Officer

Joel L. Thomas	47	Executive Vice-President - Chief Financial Officer

William L. O’Quinn, Jr.	45	Senior Vice President - Chief Legal Officer and Secretary

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

Robert A. Sheets has served as Executive Vice President - Chief Administrative Officer since January 1, 2014, having previously served as Executive Vice-President - Chief Financial Officer and Chief Administrative Officer from December 14, 2010 to December 31, 2013, as Executive Vice President - Chief Financial Officer from April 1, 2008 through December 13, 2010, and as a member of the Board of Directors and as Executive Vice President and Chief Financial Officer of a corporate predecessor, Standard Commercial Corporation, until its merger into Alliance One in May 2005.

Joel L. Thomas has served as Executive Vice President - Chief Financial Officer since January 1, 2014, having previously served as Vice President - Treasurer from December 15, 2005 through January 1, 2014.

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
          For the year ended March 31, 2014, each of Philip Morris International, Inc. and China Tobacco International Inc., including their respective affiliates, accounted for more than 10% of our revenues from continuing operations. In addition, tobacco product manufacturers have experienced consolidation and further consolidation among our customers could decrease such customers’ demand for our leaf tobacco or processing services. The loss of any one or more of our significant customers could have a material adverse effect on our financial statements.

Continued vertical integration by our customers could materially adversely affect our financial statements.
Demand for our leaf tobacco or processing services could be materially reduced if cigarette manufacturers continue to significantly vertically integrate their operations, either through acquisition of our competitors, establishing new operations or contracting directly with suppliers. During fiscal 2014, we completed the formation of a joint venture in Brazil with China Tobacco International Inc. The joint venture entity had previously operated as one of our subsidiaries since its formation in 2012. In recent years, Japan Tobacco, Inc. vertically integrated operations in Malawi, Brazil and the United States. In addition, Philip Morris International, Inc. acquired supplier contracts and related assets in Brazil in order to procure leaf directly. In general, our results of operations have been adversely affected by vertical integration initiatives. Further vertical integration by our customers could have a material adverse effect on our financial statements.

Global shifts in sourcing customer requirements may negatively impact our organizational structure and asset base.
The global leaf tobacco industry has experienced shifts in the sourcing of customer requirements for tobacco. For example, significant tobacco production volume decreases have occurred in the United States, Zimbabwe and Western Europe from historical levels. At the same time, production volumes in other sourcing origins, such as Brazil and other areas of Africa, have stabilized. Additional shifts in sourcing may occur as a result of currency fluctuations, including devaluation of the U.S. dollar. A shift in sourcing origins in Europe has been influenced by modifications to the tobacco price support system in the European Union (EU). Customer requirements have changed due to these variations in production, which could influence our ability to plan effectively for the longer term in Europe.
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
          In recent years, economic problems in certain African countries have received wide publicity related to devaluation and appreciation of the local currency and inflation. Devaluation and appreciation can affect our purchase costs of tobacco and our processing costs. In addition, we conduct business with suppliers and customers in countries that have recently had or may be subject to dramatic political regime change, such as Egypt. In the event of such dramatic changes in the government of such countries, we may be unable to continue to operate our business, or adequately enforce legal obligations, after the change in a manner consistent with prior practice.
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
          In 2010, we entered into settlements with the SEC and the U.S. Department of Justice to resolve their investigations regarding potential criminal and civil violations of the FCPA. The settlements resulted in the disgorgement in profits and fines totaling $19.45 million, which have been paid. Both settlements also required us to retain an independent compliance monitor for a three year term that was completed September 30, 2013.

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
We sponsor defined benefit pension plans that cover certain eligible employees. Our pension expense and required contributions to our pension plans are directly affected by the value of plan assets, the projected rate of return on plan assets, the actual rate of return on plan assets, and the actuarial assumptions we use to measure the defined benefit pension plan obligations.
          If plan assets perform below the assumed rate of return used to determine pension expense, future pension expense will increase. Further, as a result of the global economic instability or other economic market events, our pension plan investment portfolio may experience significant volatility.
          The proportion of pension assets to liabilities, which is called the funded status, determines the level of contribution to the plan that is required by law. In recent years, we have funded the plan in amounts as required, but changes in the plan’s funded status related to the value of assets or liabilities could increase the amount required to be funded. We cannot predict whether changing market or economic conditions, regulatory changes or other factors will further increase our pension funding obligations, diverting funds that would otherwise be available for other uses.

Competition could erode our earnings.
The leaf tobacco industry is highly competitive. We are one of two global publicly held competitors in the leaf tobacco industry, each with similar global market shares. Competition is based primarily on the prices charged for products and services as well as the merchant’s ability to meet customer specifications in the buying, processing and financing of tobacco. In addition, there is competition in all countries to buy the available tobacco. The loss or substantial reduction of any large or significant customer could reduce our earnings.
          In addition to the two primary global independent leaf tobacco merchants, the cigarette manufacturers increasingly buy tobacco directly from suppliers. We also face increasing competition from new local and regional independent leaf merchants with low fixed costs and overhead and good customer connections at the local level, particularly Brazil and parts of Africa, where the new entrants have been able to capitalize in the global transition to those markets. Any of these sources of new competition may result in less tobacco available for us to purchase and process in the applicable markets.

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
Prior to fiscal 2009, we identified certain matters involving our internal control over financial reporting that we and our independent registered public accounting firm determined to be material weaknesses under standards established by the Public Company Accounting Oversight Board. We remediated those material weaknesses in internal control over financial reporting, and we believe that our internal control over financial reporting was effective at March 31, 2014 as reported elsewhere in this Annual Report. Although we intend to continue to monitor and improve our internal controls, we cannot assure you that other material weaknesses will not occur in the future. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could cause us to fail to meet our reporting obligations or result in misstatements in our financial statements in amounts that could be material. Inferior internal controls could cause investors to lose confidence in our reported financial information, which could have a negative effect on the value of our common stock and could also require additional restatements of our prior reported financial information.

Risks Relating to Our Capital Structure

We may not continue to have access to the capital markets to obtain long-term and short-term financing on acceptable terms and conditions.
We access the short-term capital markets and, from time to time, the long-term markets to obtain financing. Although we believe that we can continue to access the capital markets in fiscal 2015 on acceptable terms and conditions, our access and the availability of acceptable terms and conditions are impacted by many factors, including: (i) our credit ratings; (ii) the liquidity and volatility of the overall capital markets; and (iii) the current state of the economy, including the tobacco industry. There can be no assurances that we will continue to have access to the capital markets on terms acceptable to us.

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
          As of March 31, 2014, we had approximately $212.7 million drawn and outstanding on short-term foreign seasonal lines with maximum capacity totaling $773.5 million subject to limitations under our senior secured credit facility. Additionally against these lines there was $10.7 million available in unused letter of credit capacity with $5.3 million issued but unfunded.
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
We have a significant amount of indebtedness and debt service obligations. As of March 31, 2014, we had approximately $1,117.6 million of indebtedness. In addition, the indenture governing the senior secured second lien notes allows us to incur additional indebtedness under certain circumstances. If we add new indebtedness to our current indebtedness levels, the related risks that we now face could increase.
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

Risks Relating to Our Capital Structure (continued)

We have substantial debt which may adversely affect us by limiting future sources of financing, interfering with our ability to pay interest and principal on the senior notes and subjecting us to additional risks. (continued)
          In addition, the indenture governing the senior secured second lien notes and our senior secured credit facility each contain financial and other restrictive covenants that will limit our ability to engage in activities that may be in our long-term best interests. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of all of our debt. Also, a substantial portion of our debt, including borrowings under our senior secured credit facility, bears interest at variable rates. If market interest rates increase, variable-rate debt will create higher debt service requirements, which would adversely affect our cash flow. While we may enter into agreements limiting our exposure to higher debt service requirements, any such agreements may not offer complete protection from this risk.

Despite current indebtedness levels, we may still be able to incur substantially more debt. This could exacerbate further the risks associated with our significant leverage.
We may be able to incur substantial additional indebtedness in the future. The terms of the indenture governing our publicly traded senior secured second lien notes and our credit agreement restrict, but do not completely prohibit, us from doing so. Our senior secured credit facility provides for a revolving credit line of $210.3 million. There was $175.0 million outstanding under this facility at March 31, 2014. If new debt is added to our current debt levels, the related risks we now face could intensify.

The indentures governing the senior notes and our senior secured credit facility contain, and in the future could contain additional, covenants and tests that limit our ability to take actions or cause us to take actions we may not normally take.
The indenture governing the senior secured second lien notes and our senior secured credit facility contain a number of significant covenants. These covenants limit our ability to, among other things:

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

          Our senior secured credit facility and the indenture require us to meet certain financial tests. Complying with these covenants and tests may cause us to take actions that we otherwise would not take or not take actions that we otherwise would take. The failure to comply with these covenants and tests would cause a default under the credit facility and, under the indenture, would prevent us from taking certain actions, such as incurring additional debt, paying dividends or redeeming senior notes or subordinated debt. A default, if not waived, could result in the debt under our senior secured credit facility and the indenture becoming immediately due and payable and could result in a default or acceleration of our other indebtedness with cross-default provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be on terms that are acceptable to us.

We may not be able to satisfy the covenants included in our financing arrangements which could result in the default of our outstanding debt obligations.
In the recent past, we have sought and obtained waivers and amendments under our then existing financing arrangements to avoid future non-compliance with financial covenants and cure past defaults under restrictive covenants. We also paid significant fees to obtain these waivers and consents. You should consider this in evaluating our ability to comply with restrictive covenants in our debt instruments and the financial costs of our ability to do so. Any future defaults for which we do not obtain waivers or amendments could result in the acceleration of a substantial portion of our indebtedness, much of which is cross-defaulted to other indebtedness.

Risks Relating to Our Capital Structure (continued)

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on many factors beyond our control.
Our ability to make payments on and to refinance our indebtedness, including the notes, and to fund planned capital expenditures will depend on our ability to generate cash in the future. This is subject to general economic, financial, competitive and other factors that may be beyond our control. We cannot assure you that our business will generate sufficient cash flow from operations or that future borrowings will be available to us under our senior secured credit facility or otherwise in an amount sufficient to enable us to pay our indebtedness, including the senior secured second lien notes, or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness, including the senior secured second lien notes, on or before maturity. We cannot assure you that we will be able to refinance any of our debt, including our senior secured credit facility or the senior secured second lien notes, on commercially reasonable terms or at all. Additionally, to the extent permitted under our senior secured credit agreement and indenture, we may repurchase, repay or tender for our bank debt or our senior secured second lien notes, which may place pressure on future cash requirements to the extent that the debt repurchased, repaid or tendered cannot be redrawn.

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
Global financial and credit markets exposes us to a variety of risks as we fund our business with a combination of cash from operations, short-term seasonal credit lines, our revolving credit facility, long-term debt securities and customer advances. We have financed our non-U.S. operations with uncommitted unsecured short term seasonal lines of credit at the local level. These local operating lines typically extend for a term of up to one year and are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. As of March 31, 2014, we had approximately $212.7 million drawn and outstanding on short-term foreign seasonal lines with maximum capacity totaling $773.5 million. Changes in the global financial and credit markets could create uncertainty as to whether local seasonal lines will continue to be available to finance our non-U.S. operations to the extent or on terms similar to what has been available in the past and whether repayment of existing loans under these lines will be demanded prior to maturity. To the extent that local seasonal lines cease to be available at levels necessary to finance our non-U.S. operations or we are required to repay loans under the lines prior to maturity, we may be required to seek alternative financing sources beyond our existing committed sources of funding. Based on the current financial and credit markets, we cannot assure you that such alternative funding will be available to us on terms and conditions acceptable to us, or at all. In the event that we may be required to support our non-U.S. operations by borrowing U.S. dollars under our existing senior secured credit facility, we may be exposed to additional currency exchange risk that we may be unable to successfully hedge. Further, there is additional risk that certain banks that are lenders in the U.S. senior secured credit facility could be unable to meet contractually obligated borrowing requests in the future if their financial condition were to deteriorate. In addition, we maintain deposit accounts with numerous financial institutions around the world in amounts that exceed applicable governmental deposit insurance levels. While we actively monitor our deposit relationships, we are subject to risk of loss in the event of the unanticipated failure of a financial institution in which we maintain deposits, which loss could be material to our results of operations and financial condition.

Derivative transactions may expose us to potential losses and counterparty risk.
We have entered into certain derivative transactions, including interest rate swaps and foreign exchange contracts. Changes in the fair value of these derivative financial instruments that are not accounted for as cash flow hedges are reported as income, and accordingly could materially affect our reported income in any period. In addition, the counterparties to these derivative transactions are financial institutions or affiliates of financial institutions, and we are subject to risks that these counterparties default under these transactions. In some of these transactions, our exposure to counterparty credit risk is not secured by any collateral. Global economic conditions over the last few years have resulted in the actual or perceived failure or financial difficulties of many financial institutions, including bankruptcy. If one or more of the counterparties to one or more of our derivative transactions not secured by any collateral becomes subject to insolvency proceedings, we will become an unsecured creditor in those proceedings with a claim equal to our exposure at the time under those transactions. We can provide no assurances as to the financial stability or viability of any of our counterparties.

Risks Relating to the Tobacco Industry

Reductions in demand for consumer tobacco products could adversely affect our results of operations.
The tobacco industry, both in the United States and abroad, continues to face a number of issues that may reduce the consumption of cigarettes and adversely affect our business, sales volume, results of operations, cash flows and financial condition.
          These issues, some of which are more fully discussed below, include:

•	governmental actions seeking to ascribe to tobacco product manufacturers liability for adverse health effects associated with smoking and exposure to environmental tobacco smoke;

•	smoking and health litigation against tobacco product manufacturers;

•	increased consumer acceptance of electronic cigarettes;

•	tax increases on consumer tobacco products;

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
The Family Smoking Prevention and Tobacco Control Act extends the authority of the Food and Drug Administration ("FDA") to regulate tobacco products. This act authorizes the FDA to adopt product standards for tobacco products, including the level of nicotine yield and the reduction or elimination of other constituents of the products, along with provisions for the testing of products against these standards. The act imposes further restrictions on advertising of tobacco products, authorizes the FDA to limit the sales of tobacco products to face-to-face transactions permitting the verification of the age of the purchaser, authorizes a study to determine whether the minimum age for the purchase of tobacco products should be increased and requires submission of reports from manufacturers of tobacco products to the FDA regarding product ingredients and other matters, including reports on health, toxicological, behavioral, or physiologic effects of tobacco products and their constituents. The act also mandates warning labels and requires packaging to indicate the percentage of domestically grown tobacco and foreign grown tobacco included in the product. The FDA has adopted regulations under the act establishing requirements for the sale, distribution and marketing of cigarettes, as well as package warnings and advertising limitations.
          In addition, the act directs the FDA to promulgate regulations requiring that the methods used in, and the facilities and controls used for, the manufacture, preproduction design validation, packing, and storage of a tobacco product conform to current good manufacturing practice. The act does not apply to tobacco leaf that is not in the possession of a manufacturer of tobacco products, or to the producers of tobacco leaf, including tobacco suppliers, tobacco warehouses, and tobacco supplier cooperatives unless those entities are controlled by a tobacco product manufacturer. The FDA has adopted regulations to implement only certain of these provisions. The full impact of these provisions of the legislation, adopted and proposed regulations and any future regulatory action to implement these provisions is uncertain. However, if the effect of such legislation is a significant reduction in consumption of tobacco products, it could materially adversely affect our business, volume, results of operations, cash flows and financial condition.

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
          A number of foreign nations also have taken steps to restrict or prohibit cigarette advertising and promotion, to increase taxes on cigarettes and to discourage cigarette smoking. In some cases, such restrictions are more onerous than those in the United States. For example, advertising and promotion of cigarettes has been banned or severely restricted for a number of years in Australia, Canada, Finland, France, Italy, Singapore and other countries. Further, in February 2005, the World Health Organization (“WHO”) treaty, the Framework Convention for Tobacco Control (“FCTC”), entered into force. This treaty, to which 178 nations were parties at March 31, 2014, requires signatory nations to enact legislation that would require, among other things, specific actions to prevent youth smoking; restrict or prohibit tobacco product marketing; inform the public about the health consequences of smoking and the benefits of quitting; regulate the content of tobacco products; impose new package warning requirements including the use of pictorial or graphic images; eliminate cigarette smuggling and counterfeit cigarettes; restrict smoking in public places; increase and harmonize cigarette excise taxes; abolish duty-free tobacco sales; and permit and encourage litigation against tobacco product manufacturers.
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

We have been subject to governmental investigations into, and litigation concerning, leaf tobacco industry buying and other payment practices.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Following is a description of Alliance One’s material properties as of March 31, 2014.

Corporate
Our corporate headquarters are located in Morrisville, North Carolina and are leased under an agreement that expires in May 2021.

Facilities

We own a total of 11 production facilities in 7 countries. We operate each of our tobacco processing plants for seven to nine months during the year to correspond with the applicable harvesting season. While we believe our production facilities have been efficiently utilized, we continually compare our production capacity and organization with the transitions occurring in global sourcing of tobacco. We also believe our domestic production facilities and certain foreign production facilities have the capacity to process additional volumes of tobacco if required by customer demand.
          The following is a listing of the various material properties used in operations all of which are owned by Alliance One:

LOCATION	USE
SOUTH AMERICA SEGMENT
SOUTH AMERICA
VENANCIO AIRES, BRAZIL	FACTORY/STORAGE
ARARANGUA, BRAZIL	FACTORY/STORAGE
EL CARRIL, ARGENTINA	FACTORY/STORAGE
VALUE ADDED SERVICES
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE
OTHER REGIONS SEGMENT
UNITED STATES
WILSON, N.C.	FACTORY/STORAGE
FARMVILLE, N.C.	FACTORY/STORAGE
DANVILLE, VA	STORAGE
AFRICA
LILONGWE, MALAWI	FACTORY/STORAGE
MOROGORO, TANZANIA	FACTORY/STORAGE
EUROPE
IZMIR, TURKEY	STORAGE
KARLSRUHE, GERMANY	FACTORY/STORAGE
ASIA
NGORO, INDONESIA	FACTORY/STORAGE

ITEM 3. LEGAL PROCEEDINGS

Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction. On November 11, 2013, the court issued its judgment in favor of the Company’s subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Company’s subsidiary legal costs of €0.05 million. The period for appeal of the court’s judgment is pending, and it is uncertain whether Mindo S.r.l. will pursue an appeal.
          A complaint filed on January 3, 2014 in New Castle County, Delaware state court, captioned Biglia, et al. v. Alliance One International, Inc., et al., named the Company as one of several defendants but has not been served on the Company. Such complaint named as plaintiffs 67 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaint sought compensatory and punitive damages from the Company and other multinational defendants, under U.S. and Argentine law, for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. In February 2014, the Company was dismissed from such action without prejudice and without any cost to the Company.

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

	High	Low	Dividends Declared
Year Ended March 31, 2014
Fourth Quarter	$3.10	$2.41	$—
Third Quarter	3.25	2.81	—
Second Quarter	4.23	2.79	—
First Quarter	3.99	3.41	—
Year Ended March 31, 2013
Fourth Quarter	$4.07	$3.36	$—
Third Quarter	3.71	2.96	—
Second Quarter	3.66	2.75	—
First Quarter	3.90	2.64	—
          As of March 31, 2014, there were 5,346 shareholders, including 4,554 non-objecting beneficial holders of our common stock.
          The payment of dividends by Alliance One is subject to the discretion of our board of directors and will depend on business conditions, compliance with debt agreements, achievement of anticipated cost savings, financial condition and earnings, regulatory considerations and other factors. Our senior secured credit facility and the indenture governing our senior secured second lien notes restrict our ability to pay dividends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Dividends.”

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

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Alliance One International, the S&P 500 Index, the S&P Smallcap 600 Index, and Custom Peer Group

$350
$300
$250
$200
$150
$100
$50
$0
3/09
3/10
3/11
3/12
3/13
3/14
Alliance One International
S&P 500
S&P Smallcap 600
Custom Peer Group

*$100 invested on 3/31/09 in stock or index, including reinvestment of dividends.
Fiscal year ending March 31.

Copyright© 2014 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

Cumulative Total Return

	3/31/2009	3/31/2010	3/31/2011	3/31/2012	3/31/2013	3/31/2014

Alliance One International, Inc.	$100.00	$132.55	$104.69	$98.18	$101.30	$76.04

Custom Peer Group	$100.00	$184.79	$159.55	$178.87	$223.88	$231.70

S&P 500 Index	$100.00	$149.77	$173.20	$187.99	$214.24	$261.06

S&P Small Cap 600 Index	$100.00	$164.00	$205.43	$215.76	$250.59	$320.28

ITEM 6. SELECTED FINANCIAL DATA

FIVE YEAR FINANCIAL STATISTICS
Alliance One International, Inc. and Subsidiaries

		Years Ended March 31,
(in thousands, except per share amount, ratio and number of stockholders)	2014	2013	2012	2011	2010
Summary of Operations
Sales and other operating revenues	$2,354,956	$2,243,816	$2,150,767	$2,094,062	$2,308,299
Restructuring and asset impairment charges (recoveries)	5,111	(55)	1,006	23,467	—
Operating income	119,059	160,272	154,813	132,874	223,814
Debt retirement expense (1)	57,449	1,195	—	4,584	40,353
Net income (loss)	(87,002)	24,712	29,191	(72,148)	79,946
Net income (loss) attributable to Alliance One International, Inc.	(86,659)	24,013	29,451	(71,551)	79,167
Earnings Per Share Attributable to Alliance One International, Inc.:
Basic earnings (loss) per share	$(0.99)	$0.27	$0.34	$(0.81)	$0.89

Diluted earnings (loss) per share (2)	$(0.99)	$0.25	$0.30	$(0.81)	$0.78

Cash dividends paid	—	—	—	—	—

Balance Sheet Data
Working capital	$819,400	$843,803	$828,681	$846,860	$795,229
Total assets	1,775,287	1,911,579	1,949,845	1,808,330	1,911,199
Long-term debt	900,363	830,870	821,453	884,371	788,880
Stockholders’ equity attributable to Alliance One International, Inc.	273,593	338,393	327,482	312,813	390,400

Other Data
Ratio of earnings to fixed charges	—	1.43	1.49	1.30	1.63
Coverage deficiency	$47,277	n/a	n/a	n/a	n/a
Common shares outstanding at year end (3)	88,159	87,641	87,381	87,085	89,113
Number of stockholders at year end (4)	5,346	5,582	6,380	8,849	7,716

(1) For the years ended March 31, 2014 and 2010, the Company refinanced its credit facility and long-term debt which resulted in recognition of significant costs to retire existing debt and accelerated recognition of related deferred financing costs and original issue discounts. For the year ended March 31, 2013, the Company terminated a long-term foreign seasonal borrowing which resulted in accelerated recognition of related deferred financing costs.
(2) For the years ended March 31, 2014 and 2011, all outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share. For the years ended March 31, 2014 and 2011, assumed conversion of convertible notes at the beginning of the period has an antidultive effect on the loss per share.
(3) Excluding 7,853 shares owned by a wholly owned subsidiary.
(4) Includes the number of stockholders of record and non-objecting beneficial owners.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

Beginning April 1, 2012, management began evaluating the performance of our Value Added Services business as a separate operating segment from our five geographic operating segments. Value Added Services is comprised of our cut rolled expanded stem ("CRES"), cut rag, toasted burley and other specialty products and services. The economic characteristics of the Value Added Services segment are dissimilar from the other operating segments. Therefore, effective April 1, 2012, our reportable segments are Value Added Services, South America Region and Other Regions.

The following discussions should be read in conjunction with the other sections of this report, including the consolidated financial statements and related notes contained in Item 8 of this Form 10-K:

Executive Overview
The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results
Fiscal 2014 continued to show revenue growth that was up 5.0% versus last year to $2,354.9 million this year. Gross profit in fiscal year 2014 was impacted by volatile Brazilian leaf markets that experienced increasing farmer prices through the buying season that set a tone for other regions around the world. In addition we recorded cost of $12.1 million due to unusual uncollected farmer advances in Zambia and Argentina that were not in our plan and non-recurring costs of $5.8 million related to terminating a farmer arrangement in Tanzania. Pretax income was also impacted by other unusual costs including $57.4 million of debt refinancing costs and $5.1 million of restructuring and asset impairment costs related to our new Turkish JV which is intended to reduce our cost structure going forward. As has occurred in the past, we recorded gain on asset sales in other income of $25.2 million related to the joint venture in Brazil, the sale of a redundant warehouse in Turkey and other net asset sale gains. This is compared to the non-cash impact during the period of a $24.1 million Brazilian excise tax benefit and $4.9 million net gain on asset sales last year. Selling, general and administrative costs were further reduced this year 8.0% to $134.1 million related to lower incentive compensation expense and lower costs of $2.8 million this year compared to $5.7 million last year related to the independent compliance monitor program, which ended during the year. We are encouraged by our sales improvements this year and well positioned working capital. Improved primary working capital drivers were trade receivables and inventories that combined reduced 16.9% to $937.1 million. As a result, total debt minus cash decreased $219.2 million to $882.9 million this year. There are significant opportunities to meet our goals this next year and we have instituted a number of changes throughout our enterprise to maximize operating and financial performance.

Liquidity
During the year, we refinanced $1 billion of long-term debt. As part of the refinancing, we issued $735.0 million of 9.875% senior secured second lien notes with an eight-year maturity and extended our senior secured credit facility for three years. Proceeds were used to retire our $635.0 million of 10.0% senior notes and approximately $113.9 million of the $115.0 million of 5.5% convertible senior subordinated notes due in July 2014. We continue monitoring the capital markets and believe following our refinancing that our capital structure is well positioned. We have good availability to global crop lines and appropriate cash levels to drive the business. As of March 31, 2014, available credit lines and cash were $920.3 million, comprised of $234.7 million in cash and $685.6 million of credit lines, of which $10.7 million was exclusively for letters of credit. Our liquidity requirements are driven by crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality, as well as other factors. We monitor and adjust funding sources, including cash from operations and financings, based on a number of industry, business, and financial market factors. Market driven utilization of these various liquidity sources provides flexibility that enables maximizing various business opportunities, while minimizing associated costs and risks.

Outlook
Crop purchases have started in the southern hemisphere. We have initiated our global buying season with lower inventory levels of $760.6 million as of March 31, 2014, down $143.3 million from the prior year and low uncommitted inventory volumes that are well positioned with markets anticipated to develop increasing over-supply this fiscal year. The Brazilian market has opened slowly and is progressing at a reduced pace due to delayed purchasing as farmers, leaf merchants and manufacturers monitor market conditions. Available leaf volumes are anticipated to be similar to last year although with lower quality. African markets have opened at a traditional pace with increased leaf volumes available in certain countries. Cigarette sales in Europe and North America have declined somewhat over the last eighteen months and impacted customers are adjusting their inventory durations in certain tobacco grades and styles accordingly. Due to increased leaf production in certain markets and customer inventory adjustments, oversupply is anticipated to build during fiscal year 2015, which oversupply has started to reduce leaf prices. As we look to the future we will continue to strategically invest in our business where appropriate returns are achievable, that improve factory efficiencies and that strengthen our supply chain. Our customers require farmer agronomy programs to support secure, compliant, sustainable supply, and our plans are aligned with these requirements. As such we will continue to rollout our integrated product system, grower management technology and further develop our comprehensive global sustainability program. We are executing on our short term projects and longer term strategic plans that should enhance shareholder value.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations

Condensed Consolidated Statements of Operations and Supplemental Information
	Twelve Months Ended March 31,
			Change					Change
(in millions, except per kilo amounts)	2014		$		%	2013		$		%	2012
Kilos sold	424.8		0.6		0.1	424.2		(2.7)		(0.6)	426.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$2,269.0		$120.3		5.6	$2,148.7		$94.1		4.6	$2,054.6
Average price per kilo	5.34		0.27		5.3	5.07		0.26		5.4	4.81
Processing and other revenues	85.9		(9.2)		(9.7)	95.1		(1.1)		(1.1)	96.2
Total sales and other operating revenues	2,354.9		111.1		5.0	2,243.8		93.0		4.3	2,150.8
Tobacco cost of goods sold:
Tobacco costs	1,972.3		156.2		8.6	1,816.1		85.4		4.9	1,730.7
Transportation, storage and other period costs	82.3		7.0		9.3	75.3		(1.0)		(1.3)	76.3
Derivative financial instrument and exchange (gains) losses	8.1		(3.0)		(27.0)	11.1		18.9		242.3	(7.8)
Total tobacco cost of goods sold	2,062.7		160.2		8.4	1,902.5		103.3		5.7	1,799.2
Average cost per kilo	4.86		0.38		8.5	4.48		0.27		6.4	4.21
Processing and other revenues cost of services sold	52.2		(3.9)		(7.0)	56.1		(7.8)		(12.2)	63.9
Total cost of goods and services sold	2,114.9		156.3		8.0	1,958.6		95.5		5.1	1,863.1
Gross profit	240.0		(45.2)		(15.8)	285.2		(2.5)		(0.9)	287.7
Selling, general, and administrative expenses	134.1		(11.7)		(8.0)	145.8		(1.8)		(1.2)	147.6
Other income	18.2		(2.5)		(12.1)	20.7		5.0		31.8	15.7
Restructuring and asset impairment charges (recoveries)	5.1		5.2		5,200.0	(0.1)		(1.1)		(110.0)	1.0
Operating income	119.1	*	(41.2)		(25.7)	160.3	*	5.5	*	3.6	154.8
Debt retirement expense	57.4		56.2		4,683.3	1.2		1.2		100.0	—
Interest expense	116.8		2.2		1.9	114.6		7.8		7.3	106.8
Interest income	7.1		0.6		9.2	6.5		0.4		6.6	6.1
Income tax expense	38.9		10.9		38.9	28.0		3.0		12.0	25.0
Equity in net income of investee companies	0.1		(1.5)		(93.8)	1.6		1.5		1,500.0	0.1
Income (loss) attributable to noncontrolling interests	(0.3)		(1.0)		(142.9)	0.7		1.0		333.3	(0.3)
Income (loss) attributable to Alliance One International, Inc.	$(86.7)	*	$(110.7)	*	(461.3)	$24.0	*	$(5.5)	*	(18.6)	$29.5
*Amounts do not equal column totals due to rounding.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2014 to the Year Ended March 31, 2013 (continued)

Summary
Total sales and other operating revenues increased 5.0% to $2,354.9 million due to increased tobacco sales revenue. Tobacco sales revenue and tobacco cost increases were mainly the result of larger crop sizes, higher prices and shipments delayed from the prior fiscal year. Volumes improved slightly with increased volumes of South America byproducts and larger crop sizes in Africa offset by the change in sales from our investee operation in Thailand and the timing of Asian shipments. Increased average sales prices primarily resulted from higher green costs across all regions partially offset by the change in product mix. Increased average costs per kilo mainly resulted from higher green costs which were not fully passed on to our customers and losses in Zambia primarily related to lower recoveries of advances to tobacco suppliers. Partially offsetting the higher costs were lower derivative losses in Brazil net of increased exchange losses due to appreciating currencies in Africa compared to the prior year. Reduced customer volumes in Brazil, the delay in the purchasing and processing of the current Brazil crop and smaller weather-related crop sizes in the United States led to lower processing revenues and cost of services. The impact of higher green costs not fully recovered from customers and the losses in Zambia was a 15.8% decrease in gross margin to $240.0 million and a reduction in our gross margin as a percentage of sales from 12.7% to 10.2%. Selling, general and administrative expense ("SG&A") improvement, primarily from lower incentive compensation, professional fees and amortization related to internally developed software, was partially offset mainly by increased restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in Turkey and reductions in other income from Brazil. Mainly as a result of gross margin decreases, operating income decreased 25.7% to $119.1 million when compared with the prior year.
         During 2014, we refinanced our 10% senior notes and purchased $113.9 million of our convertible notes. As a result, associated debt retirement costs of $57.4 million were recorded, including $21.3 million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs increased from the prior year related primarily due to higher average borrowings and our effective tax rate was (80.9)% this year compared to 54.8% last year. The variance in the effective tax rate between this year and last year is mainly related to net exchange losses on income tax accounts, lower foreign income tax rates and certain losses for which no tax benefit has been recorded.

South America Region

South America Region Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2014	$	%	2013
Kilos sold	136.6	4.9	3.7	131.7
Tobacco sales and other operating revenues:
Sales and other operating revenues	$730.0	$65.6	9.9	$664.4
Average price per kilo	5.34	0.30	6.0	5.04
Processing and other revenues	13.8	(6.7)	(32.7)	20.5
Total sales and other operating revenues	743.8	58.9	8.6	684.9
Tobacco cost of goods sold
Tobacco costs	622.7	80.2	14.8	542.5
Transportation, storage and other period costs	24.8	2.1	9.3	22.7
Derivative financial instrument and exchange losses	7.2	(8.4)	(53.8)	15.6
Total tobacco cost of goods sold	654.7	73.9	12.7	580.8
Average cost per kilo	4.79	0.38	8.7	4.41
Processing and other revenues costs of services sold	5.0	(4.9)	(49.5)	9.9
Total cost of goods and services sold	659.7	69.0	11.7	590.7
Gross profit	84.1	(10.1)	(10.7)	94.2
Selling, general and administrative expenses	45.5	(3.2)	(6.6)	48.7
Other income	22.3	(1.7)	(7.1)	24.0
Restructuring and asset impairment charges (recoveries)	0.4	0.5	500.0	(0.1)
Operating income	$60.5	$(9.1)	(13.1)	$69.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2014 to the Year Ended March 31, 2013 (continued)

South America Region (continued)

Total sales and other operating revenues improved 8.6% to $743.8 million due to increased tobacco sales revenue partially offset by lower processing revenues due to reduced customer volumes and the delay in the purchasing of the current crop in Brazil. Tobacco sales revenues and tobacco costs increased primarily due to higher prices paid to tobacco suppliers which were not fully passed on to our customers as well as a larger crop of better quality in Argentina that is now being sold. Volume increases in Argentina due to the larger current crop are offset by delayed buying and processing of the current crop in Brazil. As a result, the higher volumes sold this year are mainly byproducts. This change in product mix partially offsets the impact of higher green costs on our average sales prices and costs per kilo. Also offsetting the impact of higher green costs on our costs per kilo was a reduction in derivative losses due to currency movements. However, cost per kilo increases still exceeded sales price increases. As a result, our gross margin decreased by 10.7% to $84.1 million and our gross margin as a percentage of sales decreased from 13.8% to 11.3%. Reductions in SG&A were attributable to allocations for general corporate services. In 2014, other income included a gain of $20.4 million from the sale of 51% interest in a Brazilian subsidiary to complete the formation of a new joint venture. In 2013, other income included a gain of $24.1 million for a Brazilian excise tax based on a court ruling on March 7, 2013. The impact of the change in results for the region was a 13.1% decrease in operating income to $60.5 million.

Value Added Services

Value Added Services Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2014	$	%	2013
Kilos sold	22.2	(1.1)	(4.7)	23.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$113.5	$(6.3)	(5.3)	$119.8
Average price per kilo	5.11	(0.03)	(0.6)	5.14
Processing and other revenues	10.3	(0.3)	(2.8)	10.6
Total sales and other operating revenues	123.8	(6.6)	(5.1)	130.4
Tobacco cost of goods sold
Tobacco costs	90.8	2.2	2.5	88.6
Transportation, storage and other period costs	4.2	(4.3)	(50.6)	8.5
Derivative financial instrument and exchange (gains) losses	—	—	—	—
Total tobacco cost of goods sold	95.0	(2.1)	(2.2)	97.1
Average cost per kilo	4.28	0.11	2.6	4.17
Processing and other revenues costs of services sold	7.4	—	—	7.4
Total cost of goods and services sold	102.4	(2.1)	(2.0)	104.5
Gross profit	21.4	(4.5)	(17.4)	25.9
Selling, general and administrative expenses	9.8	(1.0)	(9.3)	10.8
Other income	—	(0.1)	(100.0)	0.1
Restructuring and asset impairment charges	0.2	0.2	100.0	—
Operating income	$11.4	$(3.8)	(25.0)	$15.2

Total sales and other operating revenues decreased 5.1% to $123.8 million primarily due to a 5.3% decrease in tobacco sales revenues to $113.5 million while tobacco costs of sales decreased 2.2% to $95.0 million. Tobacco sales revenue decreases were mainly from reduced quantities sold due to a competitive environment in the United States. Customer mix and product mix resulted in comparable average sales prices however the impact to cost per kilo was much greater. With our Jordan location becoming fully operational this year, most of those period costs in the prior year are capitalized as part of tobacco costs this year. As a result, our gross margin declined 17.4% to $21.4 million and our gross margin as a percentage of sales decreased from 19.9% to 17.3%. SG&A improved due to allocations for general corporate services. For the year, our operating income decreased 25.0% to $11.4 million compared to last year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2014 to the Year Ended March 31, 2013 (continued)

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2014	$	%	2013
Kilos sold	266.0	(3.2)	(1.2)	269.2
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,425.5	$61.0	4.5	$1,364.5
Average price per kilo	5.36	0.29	5.7	5.07
Processing and other revenues	61.8	(2.2)	(3.4)	64.0
Total sales and other operating revenues	1,487.3	58.8	4.1	1,428.5
Tobacco cost of goods sold
Tobacco costs	1,258.8	73.8	6.2	1,185.0
Transportation, storage and other period costs	53.3	9.2	20.9	44.1
Derivative financial instrument and exchange (gains) losses	0.9	5.4	120.0	(4.5)
Total tobacco cost of goods sold	1,313.0	88.4	7.2	1,224.6
Average cost per kilo	4.94	0.39	8.6	4.55
Processing and other revenues costs of services sold	39.8	1.0	2.6	38.8
Total cost of goods and services sold	1,352.8	89.4	7.1	1,263.4
Gross profit	134.5	(30.6)	(18.5)	165.1
Selling, general and administrative expenses	78.8	(7.5)	(8.7)	86.3
Other income (expense)	(4.1)	(0.7)	(20.6)	(3.4)
Restructuring and asset impairment charges	4.5	4.5	100.0	—
Operating income	$47.1	$(28.3)	(37.5)	$75.4

Total sales and other operating revenues improved 4.1% to $1,487.3 million due to increased tobacco sales revenue. Processing revenues were down 3.4% while cost of services increased 2.6% resulting from smaller crop sizes in the United States due to excessive rainfall. Tobacco sales revenue and cost increases were mainly from larger crop sizes in Africa, higher prices across all regions, the timing of shipments in North America, and product mix. Lower volumes resulted from the change in sales from our investee operation in Thailand partially offset by the larger crop sizes in Malawi. While there is no impact to net income for the change of the selling organization, Thailand tobacco is now sold directly to the customer by our investee operation and reported through equity in investee companies rather than through sales and cost of sales. Higher prices were paid to tobacco suppliers across all regions which increased average sales prices and costs per kilo. Costs per kilo also increased due to other period costs of $11.0 million expensed in Zambia in the current year primarily related to reduced recoveries of advances to tobacco suppliers. The negative impact of appreciating African currencies compared to significant depreciation throughout fiscal 2013, partially offset by a stronger Euro, also contributed to the increase in costs per kilo. These costs are not fully recoverable from customers. The impact was average costs increasing $0.39 per kilo while average sales prices only increasing $0.29 per kilo which resulted in a gross margin decrease of 18.5% to $134.5 million and gross margin as a percentage of sales declining from 11.6% to 9.0%. Decreases in SG&A associated with reductions in incentive compensation, professional fees and amortization related to internally developed software were primarily offset by restructuring and asset impairment charges related to a joint processing venture in Turkey and equipment charges in Africa. Mainly a result of lower gross margin, operating income decreased 37.5% to $47.1 million compared to last year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2013 to the Year Ended March 31, 2012

Summary
Total sales and other operating revenues increased 4.3% to $2,243.8 million and total cost of goods and services sold increased 5.1% to $1,958.6 million compared to the prior year. Tobacco sales revenue and tobacco cost increases were mainly due to higher green costs from smaller fiscal 2013 crop sizes in Africa and Brazil which increased our processing costs on a per kilo basis. The increased costs in Africa were not fully passed on to our customers. Tobacco cost increases were also impacted by significant derivative financial losses in 2013 compared to gains in 2012. Processing and other revenue decreases were primarily due to the smaller crop size in Brazil and cost of service decreases were mainly due to lower volumes, the positive impact of exchange rates and lower processing costs per kilo in North America as processing volumes returned to normal levels after the impact of Hurricane Irene. SG&A decreased 1.2% compared to the prior year primarily from reduced building rent and professional fees partially offset by increased stock-based compensation costs. In 2013, other income was primarily related to a non-cash benefit of $24.1 million for a Brazilian excise tax based on a court ruling on March 7, 2013. In 2012, other income was primarily from a $16.0 million gain in Brazil related to an exchange of real property. Primarily as a result of the change in other income, operating income increased 3.6% compared to the prior year.
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

South America Region

South America Region Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2013	$	%	2012
Kilos sold	131.7	9.6	7.9	122.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$664.4	$64.5	10.8	$599.9
Average price per kilo	5.04	0.13	2.6	4.91
Processing and other revenues	20.5	(2.5)	(10.9)	23.0
Total sales and other operating revenues	684.9	62.0	10.0	622.9
Tobacco cost of goods sold
Tobacco costs	542.5	35.8	7.1	506.7
Transportation, storage and other period costs	22.7	(8.3)	(26.8)	31.0
Derivative financial instrument and exchange (gains) losses	15.6	18.0	750.0	(2.4)
Total tobacco cost of goods sold	580.8	45.5	8.5	535.3
Average cost per kilo	4.41	0.03	0.7	4.38
Processing and other revenues costs of services sold	9.9	(4.1)	(29.3)	14.0
Total cost of goods and services sold	590.7	41.4	7.5	549.3
Gross profit	94.2	20.6	28.0	73.6
Selling, general and administrative expenses	48.7	6.7	16.0	42.0
Other income	24.0	7.9	49.1	16.1
Restructuring and asset impairment charges (recoveries)	(0.1)	(0.2)	(200.0)	0.1
Operating income	$69.6	$22.0	46.2	$47.6

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2013 to the Year Ended March 31, 2012 (continued)

South America Region (continued)

Total sales and other operating revenues increased 10.0% to $684.9 million while total costs increased 7.5% to $590.7 million. Tobacco revenue and cost increases were mainly the result of a 9.6 million kilo increase in volumes sold primarily due to opportunistic sales of old crop in the current year. Tobacco revenue and cost increases were also from higher prices paid to tobacco suppliers and increased processing costs resulting from a smaller crop this year, customer mix and product mix. Average tobacco sales prices and tobacco costs per kilo increased as a result. Further increasing the average tobacco cost per kilo were increased losses from derivative financial instruments of $19.6 million due to currency fluctuations. The increase in costs were partially offset by lower storage costs as a result of the warehouse exchange late in fiscal 2012 that allowed more efficient and cost effective storage capacity in the current year. Primarily as a result of the smaller Brazilian crop this year, processing and other revenues decreased 10.9% and cost of services decreased 29.3%. Cost of services decreases were also attributable to the positive impact of exchange rate fluctuations. As a result, gross profit increased 28.0% to $94.2 million and our gross profit as a percentage of sales increased from 11.8% in 2012 to 13.8% in 2013. SG&A increases were primarily higher allocations of general corporate services. Other income in 2013 was primarily related to a non-cash benefit of $24.1 million for a Brazilian excise tax based on a court ruling on March 7, 2013. Other income in 2012 was primarily from Brazilian asset gains related to a warehouse exchange of $16.0 million. Primarily the result of increased gross profit, operating income increased 46.2% to $69.6 million in 2013.

Value Added Services

Value Added Services Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2013	$	%	2012
Kilos sold	23.3	(5.6)	(19.4)	28.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$119.8	$(25.7)	(17.7)	$145.5
Average price per kilo	5.14	0.11	2.2	5.03
Processing and other revenues	10.6	0.1	1.0	10.5
Total sales and other operating revenues	130.4	(25.6)	(16.4)	156.0
Tobacco cost of goods sold
Tobacco costs	88.6	(17.4)	(16.4)	106.0
Transportation, storage and other period costs	8.5	(1.3)	(13.3)	9.8
Derivative financial instrument and exchange (gains) losses	—	—	—	—
Total tobacco cost of goods sold	97.1	(18.7)	(16.1)	115.8
Average cost per kilo	4.17	0.16	4.0	4.01
Processing and other revenues costs of services sold	7.4	(0.4)	(5.1)	7.8
Total cost of goods and services sold	104.5	(19.1)	(15.5)	123.6
Gross profit	25.9	(6.5)	(20.1)	32.4
Selling, general and administrative expenses	10.8	(1.0)	(8.5)	11.8
Other income	0.1	—	—	0.1
Restructuring and asset impairment charges	—	—	—	—
Operating income	$15.2	$(5.5)	(26.6)	$20.7

Tobacco sales and other operating revenues decreased 17.7% and tobacco costs decreased 16.1% primarily as a result of a decrease of 5.6 million kilos in quantities sold due to processing delays. These processing delays also resulted in higher operating costs on a per kilos basis and average costs of tobacco increased $0.16 per kilo while average sales prices only increased $0.11 per kilo. The processing delays and the related impact on costs per kilo decreased gross profit by $6.5 million and gross profit as a percentage of sales by 0.9 percentage points in 2013 compared to 2012.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Results of Operations (continued)

Comparison of the Year Ended March 31, 2013 to the Year Ended March 31, 2012 (continued)

Other Regions

Other Regions Supplemental Information
	Twelve Months Ended March 31,
		Change
(in millions, except per kilo amounts)	2013	$	%	2012
Kilos sold	269.2	(6.7)	(2.4)	275.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$1,364.5	$55.3	4.2	$1,309.2
Average price per kilo	5.07	0.32	6.7	4.75
Processing and other revenues	64.0	1.3	2.1	62.7
Total sales and other operating revenues	1,428.5	56.6	4.1	1,371.9
Tobacco cost of goods sold
Tobacco costs	1,185.0	67.0	6.0	1,118.0
Transportation, storage and other period costs	44.1	8.6	24.2	35.5
Derivative financial instrument and exchange (gains) losses	(4.5)	0.9	16.7	(5.4)
Total tobacco cost of goods sold	1,224.6	76.5	6.7	1,148.1
Average cost per kilo	4.55	0.39	9.3	4.16
Processing and other revenues costs of services sold	38.8	(3.3)	(7.8)	42.1
Total cost of goods and services sold	1,263.4	73.2	6.2	1,190.2
Gross profit	165.1	(16.6)	(9.1)	181.7
Selling, general and administrative expenses	86.3	(7.5)	(8.0)	93.8
Other income (expense)	(3.4)	(2.9)	(580.0)	(0.5)
Restructuring and asset impairment charges	—	(0.9)	(100.0)	0.9
Operating income	$75.4	$(11.1)	(12.8)	$86.5

Tobacco sales and other operating revenues increased 4.2% while tobacco costs increased 6.7%. Average total tobacco costs increased $0.39 per kilo primarily due to higher prices paid to tobacco suppliers and increased operating costs in Africa as a result of the smaller crop sizes this year. Transportation, storage and other period costs increased primarily due to rising transportation and storage costs and fluctuation in exchange rates. These cost increases were only partially passed on to the customer and average sales price only increased $0.32 per kilo. The increase in revenues and costs were partially offset by a 6.7 million kilo decrease in quantities sold, primarily byproducts from Asia. Processing and other revenues increased 2.1% primarily as a result of North America processing volumes returning to normal levels after the impact on 2012 volumes due to Hurricane Irene. This increase in processing volumes resulted in lower processing costs per kilo and cost of services decreased 7.8%. As a result, gross profits decreased 9.1% and gross profit as a percentage of sales decreased from 13.2% in 2012 to 11.6% in 2013.
          SG&A decreased primarily due to reduced building rent and professional fees from the disposition of our non-tobacco operation in fiscal 2012 that were partially offset by increased stock-based compensation costs. Other income (expense) increased primarily due to the increased costs of an existing accounts receivable securitization program that expanded in March 2012 and the addition of another accounts receivable securitization program in March 2013. Primarily the impact of lower gross profits, operating income decreased 12.8% to $75.4 million.

Liquidity and Capital Resources

Overview
Historically we have needed capital in excess of cash flow from operations to finance accounts receivable, inventory and advances to suppliers for tobacco crops in certain foreign countries. Purchasing, processing and selling activities of our business are seasonal and our need for capital fluctuates with corresponding peaks where outstanding indebtedness may be greater or less as a result. Our long-term borrowings consist of senior secured second lien notes and convertible senior subordinated notes as well as a senior secured revolving credit facility. During fiscal 2014, we extended our senior secured credit facility maturity to April 2017 and issued $735.0 million of new senior secured second lien notes due 2021 that refinanced $635.0 million of old senior notes. We also purchased $113.9 million of our $115.0 million convertible senior subordinated notes due 2014. We also have short-term lines of credit available with a number of banks throughout the world that finances seasonal working capital and corresponds to regional peak requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Overview (continued)
          At March 31, 2014, we had $234.7 million in cash on our balance sheet, $212.7 million outstanding under short-term foreign lines with an additional $544.9 million available under those lines and $7.7 million outstanding of other debt for a total of $909.6 million of debt availability and cash on hand around the world, excluding $5.3 million in issued but unfunded letters of credit with $10.7 million available. Another source of liquidity as of March 31, 2014 was $188.3 million funded under our accounts receivable sale programs. Additionally, customer advances were $22.1 million in 2014 compared to $16.8 million in 2013. To the extent that these customers do not provide this advance funding, we must provide financing for their inventories. Should customers pre-finance less in the future for committed inventories, this action could impact our short-term liquidity. We believe that the sources of capital we have access to are sufficient to fund our anticipated needs for fiscal year 2015. Effective March 31, 2014, we did not meet the fixed charge coverage ratio of 2.0 to 1.0 required under the indenture governing our senior secured second lien notes to permit us to access the restricted payments basket for the purchase of common stock and other actions under that basket. From time to time we may not satisfy the required ratio. See Note 7 “Short-term Borrowing Arrangements” and Note 17 “Sale of Receivables” to the “Notes to Consolidated Financial Statements” for further information.
          Seasonal liquidity beyond cash flow from operations is provided by our senior secured credit facility, seasonal working capital lines throughout the world, advances from customers and sale of accounts receivable. For the years ended March 31, 2014 and 2013, our average short-term borrowings, aggregated peak short-term borrowings outstanding and weighted-average interest rate on short-term borrowings were as follows:

(dollars in millions)	2014	2013
Average short-term borrowings	$517.0	$395.0
Aggregated peak short-term borrowings outstanding	$736.7	$593.7
Weighted-average interest rate on short-term borrowings	4.33%	4.33%

          Aggregated peak borrowings for 2014 were during the second quarter of 2014 compared to during the first quarter for 2013. In 2013, the delivery and processing of the South America crops was earlier than usual resulting in our reaching our seasonally adjusted high for our South America crop lines in the first quarter of 2013 as we shipped inventory and collected receivables compared to the second quarter in 2014. Peak borrowings for 2014 and 2013 were repaid with cash provided by operating activities.
          As of March 31, 2014, we are in our working capital build. In South America we are in the process of purchasing and processing the most recent crop, while the peak tobacco sales season for South America is at its beginning stages. Africa is also in the middle of its buying, processing and selling season and is utilizing working capital funding as well. North America and Europe are still selling and planning for the next crop that is now being grown.

Working Capital
Our working capital decreased to $819.4 million at March 31, 2014 from $843.8 million at March 31, 2013. Our current ratio was 2.6 to 1 at March 31, 2014 compared to 2.4 to 1 at March 31, 2013. The decrease in working capital is primarily related to decreases in inventory and advances to suppliers as this year's crop, which included higher green costs and processing costs, was sold and lower accounts receivable due to the timing of sales and collections. Partially offsetting these decreases were higher cash balances and lower notes payable due to the timing of repayment of loans.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Working Capital (continued)
          The following table is a summary of items from the Consolidated Balance Sheets and Consolidated Statements of Cash Flows. Approximately $109.8 million of our outstanding cash balance at March 31, 2014 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on U.S. tax loss carryovers and foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of March 31,
		Change			Change
(in millions except for current ratio)	2014	$	%	2013	$	%	2012
Cash and cash equivalents	$234.7	$142.7	$155.1	$92.0	$(27.7)	(23.1)	$119.7
Net trade receivables	176.5	(47.7)	(21.3)	224.2	(78.9)	(26.0)	303.1
Inventories and advances to tobacco suppliers	810.2	(203.3)	(20.1)	1,013.5	84.2	9.1	929.3
Total current assets	1,320.8	(144.0)	(9.8)	1,464.8	(13.0)	(0.9)	1,477.8
Notes payable to banks	212.7	(144.1)	(40.4)	356.8	(17.7)	(4.7)	374.5
Accounts payable	115.2	(20.1)	(14.9)	135.3	15.2	12.7	120.1
Advances from customers	22.1	5.3	31.5	16.8	1.9	12.8	14.9
Total current liabilities	501.4	(119.6)	(19.3)	621.0	(28.2)	(4.3)	649.2
Current ratio	2.6 to 1			2.4 to 1			2.3 to 1
Working capital	819.4	(24.4)	(2.9)	843.8	15.2	1.8	828.6
Total long term debt	900.4	69.5	8.4	830.9	9.4	1.1	821.5
Stockholders’ equity attributable to Alliance One International, Inc.	273.6	(64.8)	(19.1)	338.4	10.9	3.3	327.5

Net cash provided (used) by:
Operating activities	$262.4	$264.0		$(1.6)	$(60.6)		$59.0
Investing activities	(20.4)	(7.2)		(13.2)	51.9		(65.1)
Financing activities	(100.5)	(86.4)		(14.1)	(95.0)		80.9

Operating Cash Flows
Net cash provided by operating activities increased $264.0 million in 2014 compared to 2013 which decreased $60.6 million compared to 2012. The increase in cash provided in 2014 compared to 2013 is primarily related to the decrease in inventory and advances to suppliers as this year's crop which included higher green costs and processing costs was sold. The decrease in inventory and advances to suppliers was partially offset by decreased margins on sales of this year's crop as the higher costs were not fully passed on to our customers. Also increasing cash provided in 2014 was an increase in amounts payable to our Zimbabwe operation due to the timing of purchases from that deconsolidated subsidiary and the change in deferred items. The increase in cash used in 2013 compared to 2012 is due to increased inventory and advances to suppliers due to the higher green costs and processing costs of this year's crop. Cash used also increased due to lower accounts payable and accrued expenses but was offset by increased collections of accounts receivable.

Investing Cash Flows
Net cash used by investing activities increased $7.2 million in 2014 compared to 2013 which decreased $51.9 million compared to 2012. The increase in cash used in 2014 is primarily related to the change in restrictions on cash in accordance with terms of the related agreements. Partially offsetting the increased cash usage was less purchase of property and intangibles due to the timing of capital asset investments and increased proceeds from the sale of property and surrender of life insurance policies. The decrease in cash used in 2013 compared to 2012 is the release of restrictions on cash balances that had been required by certain long-term foreign seasonal lines of credit which were repaid as of March 31, 2013.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Financing Cash Flows
Net cash used by financing activities increased $86.4 million in 2014 compared to 2013 which increased $95.0 million compared to 2012. The increase in cash used in 2014 compared to 2013 is primarily related to increased debt issuance, debt retirement and other debt related costs of $51.4 million due to our debt refinancing this year. Increases in cash used in 2014 are also attributable to the net change in short-term borrowings based on the timing of shipments in the fourth quarter. Partially offsetting the increase in cash used in 2014 is less repayment of our revolver during the year due to the higher balance outstanding at year end. The increase in cash used in 2013 compared to 2012 is primarily related to the net change in short-term borrowings as a result of the timing and volumes of our South American shipments in the fourth quarter. Partially offsetting the increase in cash used is less repayment of our revolver during the year due to the balance outstanding at year end.
          All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of March 31, 2014:

			March 31, 2014
	Outstanding		Lines and
	March 31, 2013	March 31, 2014	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
(in millions)			Available	Rate		2015	2016	2017	2018	2019	Later
Senior secured credit facility:
Revolver (1)	$95.0	$175.0	$128.9	5.8%	(2)	$—	$—	$—	$175.0	$—	$—
Senior notes:
10% senior notes due 2016	619.0	—	—	10.0%		—	—	—	—	—	—
9.875% senior secured second lien notes due 2021 (4)	—	721.1	—	9.9%		—	—	—	—	—	721.1
	619.0	721.1	—			—	—	—	—	—	721.1
5 ½% convertible senior subordinated notes due 2014	115.0	1.1	—	5.5%		1.1	—	—	—	—	—
Long-term foreign seasonal borrowings	5.2	—	—	4.2%	(2)	—	—	—	—	—	—
Other long-term debt	3.0	7.7	1.1	7.1%	(2)	3.5	3.1	0.4	0.2	0.2	0.3
Notes payable to banks (3)	356.8	212.7	544.9	4.3%	(2)	—	—	—	—	—	—
Total debt	$1,194.0	$1,117.6	674.9			$4.6	$3.1	$0.4	$175.2	$0.2	$721.4
Short-term	$356.8	$212.7
Long-term:
Long-term debt current	$6.3	$4.5
Long-term debt	830.9	900.4
	$837.2	$904.9
Letters of credit	$4.1	$5.3	10.7
Total credit available			$685.6

(1) As of March 31, 2014, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full $303.9 million Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2014.
(3)  Primarily foreign seasonal lines of credit.
(4) Repayment of $721.1 million is net of original issue discount of $13.9 million. Total repayment will be $735.0 million.

Senior Secured Credit Facility
On August 1, 2013, the agreement governing the Company's senior secured credit facility was amended and restated to provide for a senior secured revolving credit facility with a syndicate of banks of approximately $303.9 million, that automatically reduced to approximately $210.3 million on April 15, 2014, and will mature in April 15, 2017. The senior secured credit facility was subject to a springing maturity on April 15, 2014 if by that date the Company has not deposited in the Blocked Account (as defined below) sufficient amounts to fund the repayment at maturity of all then outstanding 5½% Convertible Senior Subordinated Notes due 2014 of the Company (the “Convertible Notes”). The Company deposited the requisite amount in the Blocked Account prior to April 15, 2014. Borrowings under the senior secured credit facility initially bear interest at an annual rate of LIBOR plus 3.75% and base rate plus 2.75%, as applicable, though the interest rate under the senior secured credit facility is subject to increase or decrease according to the Company's consolidated interest coverage ratio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Senior Secured Credit Facility (continued)
          The agreement governing the senior secured credit facility requires the Company to deposit with the lenders, in a segregated account that the Company may not use other than for specified purposes (the “Blocked Account”), the net proceeds from the sale of $735.0 million in aggregate principal amount of the Company's 9.875% Senior Secured Second Lien Notes due 2021 (the “Second Lien Notes”) that are not immediately applied to redeem all of the Company's outstanding 10% Senior Notes due 2016 (the “Senior Notes”). Amounts held in the Blocked Account may be used solely to purchase any and all Convertible Notes tendered in the Company's cash tender offer to purchase up to $60.0 million in aggregate principal amount of the Convertible Notes commenced on July 17, 2013 (the “Convertible Notes Tender Offer”) and, subject to conditions, to retire any remaining Convertible Notes not purchased in the Convertible Notes Tender Offer, including repayment at maturity. All amounts deposited in the Blocked Account from the net proceeds of the sale of the Second Lien Notes were applied to the purchase of Convertible Notes in the Convertible Notes Tender Offer. Borrowings under the senior secured credit facility are secured by a first priority lien on specified property of the Company, including the capital stock of specified subsidiaries, all U.S. accounts receivable, certain U.S. inventory, intercompany notes evidencing loans or advances, certain U.S. fixed assets and the Blocked Account.

First Amendment. Effective May 30, 2014, the Company entered into a First Amendment to the Amended and Restated Credit Agreement which amended certain terms of the agreement governing the senior secured credit facility. See Note 21 "Subsequent Event" to the "Notes to Consolidated Financial Statements" for further information.

Financial covenants. After giving effect to the First Amendment to the Amended and Restated Credit Agreement, the financial covenants and required financial ratios at March 31, 2014 are as follows:

• a minimum consolidated interest coverage ratio of not less than 1.85 to 1.00 for the fiscal quarter ended March 31, 2014 (1.70 to 1.00 for the fiscal quarters ending June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015);

• a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 6.10 to 1.00 for the fiscal quarter ended March 31, 2014 (7.25 to 1.00 for the fiscal quarter ending June 30, 2014, 7.50 to 1.00 for the fiscal quarter ending September 30, 2014, 6.95 to 1.00 for the fiscal quarter ending December 31, 2014, and 5.85 to 1.00 for the fiscal quarter ending March 31, 2015);

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

Certain of these financial covenants are calculated on a rolling twelve-month basis and certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the agreement governing the senior secured credit facility.

Affirmative and restrictive covenants. The agreement governing the senior secured credit facility contains affirmative and negative covenants (subject, in each case, to exceptions and qualifications), including covenants that limit the Company's ability to, among other things, incur additional indebtedness, incur certain guarantees, merge, consolidate or dispose of substantially all of its assets, grant liens on its assets, pay dividends, redeem stock or make other distributions or restricted payments, create certain dividend and payment restrictions on its subsidiaries, repurchase or redeem capital stock or prepay subordinated debt, make certain investments, agree to restrictions on the payment of dividends to it by its subsidiaries, sell or otherwise dispose of assets, including equity interests of its subsidiaries, enter into transactions with its affiliates, and enter into certain sale and leaseback transactions.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Senior Secured Second Lien Notes

On August 1, 2013, the Company issued $735.0 million in aggregate principal amount of the Second Lien Notes. The Second Lien Notes were sold at 98% of the face value, for gross proceeds of approximately $720.3 million. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes will mature on July 15, 2021. The Second Lien Notes are secured by a second priority lien on specified property of Alliance One International, Inc. for which the senior secured credit facility is secured by a first priority lien. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.
          The indenture governing the Second Lien Notes requires the Company's existing and future material domestic subsidiaries to guarantee the Second Lien Notes. The Company has no material domestic subsidiaries, and the Second Lien Notes are not presently guaranteed by any subsidiary. If a change of control (as defined in the indenture governing the Second Lien Notes) occurs at any time, holders of the Second Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Second Lien Notes for cash at a price equal to 101% of the principal amount of Second Lien Notes being repurchased, plus accrued and unpaid interest and special interest, if any, to, but excluding, the date of repurchase. In connection with the issuance of the Second Lien Notes, the Company entered into a registration rights agreement that requires the Company to pay additional special interest on the Second Lien Notes, at increasing annual rates up to a maximum of 1.0% per year, if the Company fails to timely comply with its registration obligations thereunder. Pursuant to the registration rights agreement, on December 20, 2013, the Company completed a registered exchange offer in which it offered to exchange for the outstanding Second Lien Notes an equal amount of new Second Lien Notes having identical terms in all material respects.

Redemption of Existing Senior Notes

On August 2, 2013, the Company redeemed all $635.0 million in aggregate principal amount of the Company's outstanding 10% Senior Notes due 2016 at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued and unpaid interest and other costs of which $31.8 million was charged to debt retirement expense. As a result of the redemption of the Senior Notes, the Company accelerated $6.1 million of deferred financing costs and $14.6 million of amortization of original issue discount.

Convertible Senior Subordinated Notes
On July 2, 2009, the Company issued $100.0 million of Convertible Notes. The initial purchasers of the Convertible Notes were granted an option to purchase up to an additional $15.0 million of Convertible Notes solely to cover over-allotments which was exercised on July 15, 2009. Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion into shares of the Company’s common stock at the then-applicable conversion rate until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes is 198.8862 shares of common stock per $1,000 principal amount of Convertible Notes. The conversion rate is subject to adjustments based on certain events as described in the indenture governing the Convertible Notes. In addition, holders of these notes have certain rights and entitlements upon the occurrence of certain fundamental changes (as defined in the indenture governing the Convertible Notes).
          On August 30, 2013, the Company purchased $60.0 million in aggregate principal amount of its existing $115.0 million Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1.03 per $1.00 principal amount plus accrued and unpaid interest and other costs of which $2.5 million was charged to debt retirement expense. The Company funded the purchase with available cash and a portion of the net proceeds from the issuance of the Second Lien Notes, which proceeds had been held in the Blocked Account. As a result of this purchase, the Company accelerated $0.4 million of deferred financing costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Convertible Senior Subordinated Notes (continued)
          On February 13, 2014, the Company purchased $53.9 million of its then remaining $55.0 million in aggregate principal amount of the Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1.025 per $1.00 principal amount of the Convertible Notes purchased, plus accrued and unpaid interest and other costs of which $1.7 million was charged to debt retirement expense. As a result of this purchase, the Company accelerated $0.2 million of deferred financing costs.

Convertible Note Hedge and Warrant Transactions
In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with three counterparties (“hedge counterparties”) to cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes and expire on the last day that any Convertible Notes remain outstanding. The Company also entered separately into privately negotiated warrant transactions relating to the same number of shares of the Company’s common stock with the hedge counterparties. The convertible note hedge transactions were designed to reduce the potential dilution with respect to the common stock of the Company upon conversion of the Convertible Notes in the event that the value per share of common stock, as measured under the convertible note hedge transactions, during the applicable valuation period, is greater than the strike price of the convertible note hedge transactions, which corresponds to the $5.0280 per share initial conversion price of the Convertible Notes and is similarly subject to customary anti-dilution adjustments. If, however, the price per share of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrant transactions during the applicable valuation period, there would be dilution from the issuance of common stock pursuant to the warrants. The warrants have a strike price of $7.3325 per share, which is subject to customary anti-dilution adjustments and the maximum number of shares that could be issued under the warrant transactions is 45,743,836. The warrants expire in daily installments commencing on October 15, 2014 and ending on April 8, 2015. Both the convertible note hedge transactions and the warrant transactions require physical net-share settlement and are accounted for as equity instruments.

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2014, the Company had approximately $212.7 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $773.5 million subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $10.7 million available in unused letter of credit capacity with $5.3 million issued but unfunded.

Long-Term Foreign Seasonal Borrowings
The Company had foreign seasonal borrowings with original maturities greater than one year. At March 31, 2013, approximately $5.2 million was drawn and outstanding with maximum capacity totaling $25.0 million. During fiscal 2014, the Company terminated the long-term foreign seasonal borrowing which resulted in accelerated recognition of $0.1 million of related deferred financing costs. The foreign seasonal borrowings were secured by certain of the subsidiary borrowers' accounts receivable and inventories and restricted the payment of dividend by the subsidiary borrower during the term of the agreement.

Dividends
The senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Secured Second Lien Notes contains similar restrictions and also prohibits the payment of dividends and other distributions if we fail to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2014, we did not satisfy this fixed charge coverage ratio. We may from time to time not satisfy this ratio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements
We have summarized in the table below our contractual cash obligations and other commercial commitments as of March 31, 2014.

		Payments / Expirations by Period
(in millions)	Total	2015	Years 2016-2017	Years 2018-2019	After 2019
Long-Term Debt Obligations*	$1,481.6	$89.5	$173.7	$325.1	$893.3
Other Long-Term Obligations**	53.7	10.4	9.1	9.5	24.7
Operating Lease Obligations	47.5	12.2	16.9	10.6	7.8
Capital Expenditure Commitments	0.4	0.4	—	—	—
Tobacco Purchase Obligations	1,110.9	783.7	327.2	—	—
Beneficial Interest in Receivables Sold	35.6	35.6	—	—	—
Amounts Guaranteed for Tobacco Suppliers	301.9	301.9	—	—	—
Total Contractual Obligations and Other Commercial Commitments	$3,031.6	$1,233.7	$526.9	$345.2	$925.8
* Long-Term Debt Obligations include projected interest for both fixed and variable rate debt. We assume that there will be no drawings on the senior secured credit facility in these calculations. The variable rate used in the projections is the rate that was being charged on our variable rate debt as of March 31, 2014. These calculations also assume that there is no refinancing of debt during any period. These calculations are on Long-Term Debt Obligations only.
**Other long-term obligations consist of accrued pension and postretirement costs. Contributions for funded pension plans are based on the Pension Protection Act and tax deductibility and are not reasonably estimable beyond one year. Contributions for unfunded pension plans and postretirement plans captioned under "After 2019" include obligations during the next five years only. These obligations are not reasonably estimable beyond ten years. In addition, the following long-term liabilities included on the consolidated balance sheet are excluded from the table above: accrued postemployment costs, income taxes and tax contingencies, and other accruals. We are unable to estimate the timing of payments for these items.

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

Lease Obligations
We have operating leases for land, buildings, automobiles and other equipment. In accordance with accounting principles generally accepted in the United States, operating leases are not reflected in the accompanying Consolidated Balance Sheet. Operating assets that are of long-term and continuing benefit are generally purchased.

Tobacco Purchase Obligations
Tobacco purchase obligations result from contracts with suppliers, primarily in the United States, Brazil, Malawi and Turkey, to buy either specified quantities of tobacco or the supplier’s total tobacco production. Amounts shown as tobacco purchase obligations are estimates based on projected purchase prices of the future crop tobacco. Payment of these obligations is net of our advances to these suppliers. Our tobacco purchase obligations do not exceed our projected requirements over the related terms and are in the normal course of business.

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
CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources (continued)

Aggregate Contractual Obligations and Off-Balance Sheet Arrangements (continued)

Amounts Guaranteed for Tobacco Suppliers
In Brazil and Malawi, we provide guarantees to ensure financing is available to our tobacco suppliers. In the event these suppliers should default, we would be responsible for repayment of the funds provided to these suppliers. We also provide guarantees for financing by certain unconsolidated subsidiaries in Asia, Brazil, and Zimbabwe. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” to the “Notes to Consolidated Financial Statements” for further information.

Planned Capital Expenditures
We have projected a total of $27.0 million in capital investments for our 2015 fiscal year of which $0.4 million is under contract at March 31, 2014. We forecast our capital expenditure needs for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.

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
          We consider unremitted earnings of certain subsidiaries operating outside the United States to be invested indefinitely. No U.S. income taxes or foreign withholding taxes are provided on such permanently reinvested earnings, in accordance with ASC 740. We regularly review the status of the accumulated earnings of each of our foreign subsidiaries and reassess this determination as part of our overall financing plans. Following this assessment, we provide deferred income taxes, net of any foreign tax credits, on any earnings that are determined to no longer be indefinitely invested. We did not record any deferred income taxes for 2014. See Note 12 “Income Taxes” to the “Notes to Consolidated Financial Statements” for further information.

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

Advances to Tobacco Suppliers
We evaluate our advances to tobacco suppliers, which represent prepaid inventory, for recoverability by crop and country. Our recoverability assessment for our advances to tobacco suppliers and our LCM evaluation for our inventories achieve a similar objective. We reclassify the advances to inventory at the time suppliers deliver tobacco. The purchase price for the tobacco delivered by the suppliers is based on market prices. Two primary factors determine the market value of the tobacco suppliers deliver to us: the quantity of tobacco delivered and the quality of the tobacco delivered. Therefore, and at the time of delivery, we ensure our advances to tobacco suppliers are appropriately stated at the lower of cost or their recoverable amounts.
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
          The following table illustrates the amounts of favorable and unfavorable variances on current crop advances to tobacco suppliers (prepaid inventory) that will be capitalized into inventory when the crop has been purchased as of March 31, 2014, 2013 and 2012. The current crop is primarily sold in the next fiscal year when the net favorable / (unfavorable) variance is recognized through cost of sales. See Note 1 “Significant Accounting Policies – Advances to Tobacco Suppliers” for further information on the various components noted below. Variances on advances serve to state the tobacco inventory at cost by accumulating actual total cash expended and allocating it to the tobacco received during the crop cycle.

(in millions)	2014	2013	2012
Favorable variances (including mark-up)	$18.2	$14.5	$21.1
Unfavorable variances (including unrecoverable advances)	(15.3)	(13.4)	(13.7)
Net favorable variance in crop cost in inventory	$2.9	$1.1	$7.4

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (continued)

Critical Accounting Estimates (continued)

Advances to Tobacco Suppliers (continued)

South America Region
The price, and the resulting mark-up, of the inputs we advance is determined at the beginning of each season and depends on various market considerations. The interest rate charged on advances depends on market conditions as well. We purchase and advance the inputs based on an expected crop production. These advances are in the currency of the local market. For 2014, we expected an increase in crop production and therefore increased our advances. In addition, market prices for agricultural products increased which impacted the price we charged our tobacco suppliers and therefore our mark-up. In addition, exchange rates fluctuated which impacted the U.S. dollar results of our favorable variances. We believe the favorable variances relating to the 2014, 2013 and 2012 crops are representative of average favorable variance percentages based on market conditions and currency rates in each year.
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

Other Regions
Within the Other Regions, Africa and Guatemala are the primary areas where we advance some inputs to suppliers for the coming crop based on expected crop production. Advances to tobacco suppliers in most other areas are primarily cash advances to third party commercial suppliers. In 2014, we expected an increase in crop production in Africa and therefore increased our advances which increased the amount of our favorable variances. The increase in unfavorable variances in 2014 compared to 2013 is attributable to increased provisions for unrecoverable advances in Africa in response to a change in historical recovery rates and increased crop production expectations. The Company did not incur any other changes in net variances within the Other Regions operating segments for 2014, 2013 and 2012 that were absorbed into inventory.

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

Other Intangible Assets
We have no intangible assets with indefinite useful lives. We test identified intangible assets with defined useful lives and subject to amortization whenever events or changes in circumstances indicate that the related carrying amounts may not be recoverable. We perform this test by initially comparing the carrying amount to the sum of undiscounted cash flows expected to be generated by the asset. If the carrying amount of an intangible asset exceeds its estimated future undiscounted cash flows, then an impairment loss would be indicated. The amount of the impairment loss to be recorded would be based on the excess of the carrying amount of the intangible asset over its discounted future cash flows. We use judgment in assessing whether the carrying amount of our intangible assets is not expected to be recoverable over their estimated remaining useful lives. See Note 5 “Goodwill and Other Intangibles” to the “Notes to Consolidated Financial Statements” for further information.

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

          Management periodically reviews actual demographic experience as it compares to the actuarial assumptions. Changes in assumptions are made if there are significant deviations or if future expectations change significantly. Based upon anticipated changes in assumptions, pension and postretirement expense is expected to decrease by $3.4 million in the fiscal year ended March 31, 2015 as compared to March 31, 2014. We continually evaluate ways to better manage benefits and control costs. The cash contribution to our employee benefit plans in fiscal 2014 was $13.8 million and is expected to be $10.4 million in fiscal 2015.
          The effect of actual results differing from our assumptions are accumulated and amortized over future periods and, therefore, generally affect our recognized expense in such future periods. Changes in other assumptions and future investment returns could potentially have a material impact on our pension and postretirement expenses and related funding requirements.
          The effect of a change in certain assumptions is shown below:

	Estimated Change in Projected Benefit Obligation Increase (Decrease) (in 000’s)	Estimated Change in Annual Expense Increase (Decrease) (in 000’s)
Change in Assumption (Pension and Postretirement Plans)
1% increase in discount rate	$(18,496)	$(781)
1% decrease in discount rate	$21,357	$821

1% increase in salary increase assumption	$1,396	$268
1% decrease in salary increase assumption	$(1,335)	$(253)

1% increase in cash balance crediting rate	$1,511	$314
1% decrease in cash balance crediting rate	$(1,326)	$(275)

1% increase in rate of return on assets		$(956)
1% decrease in rate of return on assets		$956

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
However, local country operating costs, including the purchasing and processing costs for tobaccos, are subject to the effects of exchange fluctuations of the local currency against the U.S. dollar. We attempt to minimize such currency risks by matching the timing of our working capital borrowing needs against the tobacco purchasing and processing funds requirements in the currency of the country where the tobacco is grown. Also, in some cases, our sales pricing arrangements with our customers allow adjustments for the effect of currency exchange fluctuations on local purchasing and processing costs. Fluctuations in the value of foreign currencies can significantly affect our operating results. In our cost of goods and services sold, we have recognized exchange gains (losses) of $(4.7) million, $3.5 million and $1.2 million for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. We recognized exchange losses of $7.6 million, $9.1 million and $10.0 million related to tax balances in our tax expense for the fiscal years ended March 31, 2014, 2013 and 2012, respectively. In addition, foreign currency fluctuations in the Euro and (U.K.) Sterling can significantly impact the currency translation adjustment component of accumulated other comprehensive income. We recognized gains (losses) of $4.1 million, $(2.8) million and $(1.5) million in 2014, 2013, and 2012, respectively, as a result of fluctuations in these currencies.
          Our consolidated SG&A expenses denominated in foreign currencies are subject to translation risks from currency exchange fluctuations. These foreign denominated expenses accounted for approximately 31.5% or $42.3 million of our total SG&A expenses for the twelve months ended March 31, 2014. A 10% change in the value of the U.S. dollar relative to those currencies would have caused the reported value of those expenses to increase or decrease by approximately $4.2 million.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 STATEMENTS OF CONSOLIDATED OPERATIONS
  Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands, except per share data)	2014	2013	2012
Sales and other operating revenues	$2,354,956	$2,243,816	$2,150,767
Cost of goods and services sold	2,114,929	1,958,570	1,863,115
Gross profit	240,027	285,246	287,652
Selling, general and administrative expenses	134,087	145,750	147,558
Other income	18,230	20,721	15,725
Restructuring and asset impairment charges (recoveries)	5,111	(55)	1,006
Operating income	119,059	160,272	154,813
Debt retirement expense	57,449	1,195	—
Interest expense	116,798	114,557	106,804
Interest income	7,068	6,547	6,149
Income (loss) before income taxes and other items	(48,120)	51,067	54,158
Income tax expense	38,942	27,992	25,039
Equity in net income of investee companies	60	1,637	72
Net income (loss)	(87,002)	24,712	29,191
Less: Net income (loss) attributable to noncontrolling interests	(343)	699	(260)
Net income (loss) attributable to Alliance One International, Inc.	$(86,659)	$24,013	$29,451

Earnings (loss) per share:
Basic	$(0.99)	$0.27	$0.34
Diluted	$(0.99)	$0.25	$0.30

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
 Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2014	2013	2012
Net income (loss)	$(87,002)	$24,712	$29,191

Other comprehensive income (loss), net of tax:
Currency translation adjustment	4,084	(2,802)	(1,546)
Pension prior service credit (cost) and net acturial gain (loss), net of tax of $(306) in 2014, $1,229 in 2013 and $(420) in 2012	13,007	(13,717)	(15,324)
Total other comprehensive income (loss), net of tax	17,091	(16,519)	(16,870)
Total comprehensive income (loss)	(69,911)	8,193	12,321
Comprehensive income (loss) attributable to noncontrolling interests	(343)	699	(260)
Comprehensive income (loss) attributable to Alliance One International, Inc.	$(69,568)	$7,494	$12,581

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

CONSOLIDATED BALANCE SHEETS
Alliance One International, Inc. and Subsidiaries

	March 31, 2014	March 31, 2013
(in thousands)
ASSETS
Current assets
Cash and cash equivalents	$234,742	$92,026
Trade and other receivables, net	176,459	224,222
Accounts receivable, related parties	44,869	55,696
Inventories	760,607	903,947
Advances to tobacco suppliers	49,598	109,520
Recoverable income taxes	4,789	8,980
Current deferred taxes	10,013	16,776
Prepaid expenses	27,667	36,811
Current derivative asset	—	3,145
Other current assets	12,053	13,632
Total current assets	1,320,797	1,464,755
Other assets
Investments in unconsolidated affiliates	50,876	25,169
Goodwill and other intangible assets	34,725	31,471
Long-term recoverable income taxes	5,423	—
Deferred income taxes	40,927	56,045
Other deferred charges	19,038	12,971
Other noncurrent assets	42,255	50,190
	193,244	175,846
Property, plant and equipment, net	261,246	270,978
	$1,775,287	$1,911,579
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks	$212,669	$356,836
Accounts payable	115,177	135,260
Due to related parties	63,384	26,084
Advances from customers	22,133	16,817
Accrued expenses and other current liabilities	72,525	69,508
Current derivative liability	169	644
Income taxes	10,784	9,454
Long-term debt current	4,556	6,349
Total current liabilities	501,397	620,952

Long-term debt	900,363	830,870
Deferred income taxes	5,788	6,396
Liability for unrecognized tax benefits	9,436	8,617
Pension, postretirement and other long-term liabilities	81,415	102,713
	997,002	948,596
Commitments and contingencies
Stockholders’ equity
Common stock—no par value:
250,000 authorized shares, 96,012 issued and outstanding (95,494 at March 31, 2013)	465,682	460,914
Retained deficit	(153,988)	(67,329)
Accumulated other comprehensive loss	(38,101)	(55,192)
Total stockholders’ equity of Alliance One International, Inc.	273,593	338,393
Noncontrolling interests	3,295	3,638
Total equity	276,888	342,031
	$1,775,287	$1,911,579
See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
Alliance One International, Inc. and Subsidiaries

	Attributable to Alliance One International, Inc.
			Accumulated Other Comprehensive Income
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interest	Total Stockholders’ Equity
Balance, March 31, 2011	$455,409	$(120,793)	$(1,376)	$(20,427)	$3,199	$316,012
Net income (loss)	—	29,451	—	—	(260)	29,191
Restricted stock surrendered	(198)	—	—	—	—	(198)
Stock-based compensation	2,286	—	—	—	—	2,286
Other comprehensive loss, net of tax	—	—	(1,546)	(15,324)	—	(16,870)
Balance, March 31, 2012	$457,497	$(91,342)	$(2,922)	$(35,751)	$2,939	$330,421
Net income	—	24,013	—	—	699	24,712
Restricted stock surrendered	(159)	—	—	—	—	(159)
Stock-based compensation	3,576	—	—	—	—	3,576
Other comprehensive loss, net of tax	—	—	(2,802)	(13,717)	—	(16,519)
Balance, March 31, 2013	$460,914	$(67,329)	$(5,724)	$(49,468)	$3,638	$342,031
Net loss	—	(86,659)	—	—	(343)	(87,002)
Restricted stock surrendered	(337)	—	—	—	—	(337)
Stock-based compensation	5,105	—	—	—	—	5,105
Other comprehensive income, net of tax	—	—	4,084	13,007	—	17,091
Balance, March 31, 2014	$465,682	$(153,988)	$(1,640)	$(36,461)	$3,295	$276,888

See notes to consolidated financial statements.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

STATEMENTS OF CONSOLIDATED CASH FLOWS
Alliance One International, Inc. and Subsidiaries

	Years Ended March 31,
(in thousands)	2014	2013	2012
Operating activities
Net income (loss)	$(87,002)	$24,712	$29,191
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	32,427	33,811	33,143
Debt amortization/interest	12,707	15,303	14,024
Debt retirement cost	57,449	1,195	—
Restructuring and asset impairment charges (recovery)	5,111	(55)	(415)
Loss on foreign currency transactions	12,286	5,662	8,810
Gain on sale of property, plant and equipment	(3,175)	(1,310)	(4,500)
Gain on disposition of stock in subsidiaries	(20,369)	—	—
Loss on acquisition of equity method investment	1,253	—	—
Gain on other sales of assets	—	—	(13,667)
Stock-based compensation	3,222	4,520	2,618
Changes in operating assets and liabilities, net:
Trade and other receivables	50,392	49,401	(5,563)
Inventories and advances to tobacco suppliers	157,212	(97,324)	(48,806)
Deferred items	2,769	(29,797)	(12,981)
Recoverable income taxes	(2,136)	(396)	7,759
Payables and accrued expenses	24,989	5	47,676
Advances from customers	3,330	2,201	(1,926)
Current derivative asset	3,145	(2,833)	2,232
Prepaids	4,304	368	(432)
Income taxes	1,172	(7,040)	(776)
Other operating assets and liabilities	(560)	722	26
Other, net	3,910	(779)	2,557
Net cash provided (used) by operating activities	262,436	(1,634)	58,970

Investing activities
Purchases of property, plant and equipment	(24,928)	(39,860)	(43,846)
Intangibles, including internally developed software costs	(7,803)	(977)	(862)
Proceeds from sale of property, plant and equipment	9,336	1,770	6,212
Proceeds on sale of subsidiaries, net of cash divested	3,513	—	—
Payments to acquire equity method investments	(3,500)	—	—
Change in restricted cash	268	25,955	(26,642)
Surrender of life insurance policies	2,861	119	803
Other, net	(196)	(218)	(735)
Net cash used by investing activities	(20,449)	(13,211)	(65,070)

Financing activities
Net proceeds (repayments) of short-term borrowings	$(87,398)	$(11,524)	$149,914
Proceeds from long-term borrowings	1,075,877	357,337	343,426
Repayment of long-term borrowings	(1,030,256)	(352,436)	(403,497)
Debt issuance cost	(22,764)	(7,372)	(8,820)
Debt retirement cost	(36,033)	—	—
Other, net	111	(66)	(84)
Net cash provided (used) by financing activities	(100,463)	(14,061)	80,939

Effect of exchange rate changes on cash	1,192	1,189	1,398

Increase (decrease) in cash and cash equivalents	142,716	(27,717)	76,237
Cash and cash equivalents at beginning of year	92,026	119,743	43,506
Cash and cash equivalents at end of year	$234,742	$92,026	$119,743

Other information:
Cash paid for income taxes	$17,911	$20,771	$17,242
Cash paid for interest	105,192	102,101	89,183
Cash received from interest	(8,799)	(5,193)	(6,167)

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
          On March 26, 2014, the Company sold 51% of a Brazilian subsidiary to China Tobacco and reported its remaining 49% interest in the subsidiary under the equity method of accounting at March 31, 2014. As a result, the March 31, 2014 Consolidated Balance Sheet does not include the assets and liabilities of this subsidiary which were included in the March 31, 2013 statement. For the year ending March 31, 2014, the Consolidated Statement of Operations includes the results of operations for this subsidiary up to, and including, March 26, 2014. After March 26, 2014, results of operations for this subsidiary are reported in accordance with equity method accounting. See Note 10 “Equity in Net Assets of Investee Companies” to the “Notes to Consolidated Financial Statements” for further information.
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

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities. They also affect the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates, and changes in these estimates are recorded when known. Estimates are used in accounting for, among other things, pension and postretirement health care benefits, inventory market values, allowances for doubtful accounts and advances, bank loan guarantees to suppliers and unconsolidated subsidiaries, useful lives for depreciation and amortization, future cash flows associated with impairment testing for long-lived assets, deferred tax assets and uncertain income tax positions, intrastate tax credits in Brazil and fair value determinations of financial assets and liabilities including derivatives, securitized beneficial interests and counterparty risk. Changes in market and economic conditions, local tax laws, and other related factors are considered each reporting period, and adjustments to the accounts are made based on the Company’s best judgment.

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

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and were $22,778, $26,040 and $22,927 for the years ended March 31, 2014, 2013 and 2012, respectively.

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
          During the quarter ended March 31, 2014, the Company completed the formation of a new joint venture company in Brazil with the sale of 51% of a formerly wholly owned Brazilian subsidiary. The transaction consisted of receiving $8,761 of cash in exchange for the sale of 51% of the shares of the subsidiary. The Company accounted for the transaction as a deconsolidation of a subsidiary, which required the Company’s retained noncontrolling interest to be recorded at fair value, which equaled $19,161. The carrying amount of the former subsidiary’s assets and liabilities equaled $7,553, which resulted in a gain of $20,369 that was recorded in Other Income in the Statements of Consolidated Operations. During fiscal 2013, the Company recognized a non-cash benefit of $24,142 for a Brazilian excise tax the Company used to offset Brazilian federal taxes payable in 2004 and 2005. The benefit recorded is based on a Brazilian court ruling on March 7, 2013. See Note 16 “Contingencies” to the “Notes to Consolidated Financial Statements” for further information. During fiscal 2012, the Company exchanged real property with a third party in Brazil. The transaction consisted of the Company exchanging real property located in Vera Cruz, Brazil and $9,403 of cash for real property located in Venancio Aires, Brazil. The Company accounted for the transaction as a nonmonetary exchange involving monetary consideration. In accordance with U.S. GAAP, the transaction was recorded and measured at fair value as the transaction had commercial substance, the fair values of the assets exchanged were determinable within reasonable limits, and the Company’s real property was not held for sale in the ordinary course of business or for property to be sold in the same line of business to facilitate sales to customers other than the parties to the exchange. The cost of the real property received in the exchange was measured using the fair value of the assets given which equaled $26,845 including the cash. The Company’s basis in its assets given was $13,178 and a gain of $13,667 was recorded in Other Income in the Statements of Consolidated Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Income (continued)
The following table summarizes the significant components of Other Income.

	Years Ending March 31,
	2014	2013	2012
Malawi other property sales	$—	$—	$2,400
Turkey other property sales	2,700	—	—
Brazil 51% subsidiary investment sale	20,369	—	—
Brazil property exchange and other property sales	—	—	15,967
Brazil excise tax benefit	—	24,142	—
Other sales of assets and expenses	2,138	4,892	2,491
Losses on sale of receivables	(6,977)	(8,313)	(5,133)
	$18,230	$20,721	$15,725

Cash and Cash Equivalents
Cash equivalents are defined as temporary investments of cash with original maturities of less than 90 days. At March 31, 2014 and 2013, cash and cash equivalents included $280 and $271 of customer funding that was restricted for social responsibility programs maintained by the Company. At March 31, 2014 and 2013, respectively, $444 and $511 of cash held on deposit as a compensating balance for short-term borrowings was included in Other Current Assets.
          During fiscal 2012, the Company entered into certain foreign seasonal borrowings with maturities greater than one year that required restricted cash deposits be maintained during the terms of the borrowings. Additional cash accounts, and the activity therein, were restricted, as to use and access, per certain of the foreign seasonal borrowing agreements. At March 31, 2013, only one foreign seasonal borrowing remained with a maturity less than twelve months. At March 31, 2013, the balance of these accounts was $500 and was recorded as Other Current Assets. None of these foreign seasonal borrowings remained at March 31, 2014.

Trade and Other Receivables
Trade and other receivables consist of $165,759 of trade receivables and $10,700 of other receivables at March 31, 2014. The balances at March 31, 2013 were $217,583 and $6,639 for trade receivables and other receivables, respectively.
          Trade receivables are amounts owed to the Company from its customers. Trade receivables are recorded at invoiced amounts and primarily have net 30 day terms. The Company extends credit to its customers based on an evaluation of a company’s financial condition and collateral is generally not required.
          The Company maintains an allowance for doubtful accounts for estimated uncollectible accounts receivable. The allowance is based on the Company’s assessment of known delinquent accounts, other currently available evidence of collectibility and the aging of accounts receivable. The Company’s allowance for doubtful accounts was $3,161 and $3,164 at March 31, 2014 and 2013, respectively. The provision for doubtful accounts was $551, $(163) and $221 for the years ending March 31, 2014, 2013 and 2012, respectively and is reported in Selling, General and Administrative Expenses in the Statements of Consolidated Operations.
          Other receivables consist primarily of value added tax ("VAT") receivables of $7,894 and $2,792 at March 31, 2014 and 2013, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of long-term debt.

Sale of Accounts Receivable
The Company is engaged in three revolving trade accounts receivable securitization arrangements to sell receivables. The Company records the transaction as a sale of receivables, removes such receivables from its financial statements and records a receivable for the beneficial interest in such receivables. The losses on the sale of receivables are recognized in Other Income. As of March 31, 2014 and 2013, respectively, accounts receivable sold and outstanding were $204,364 and $156,633. See Note 17 “Sale of Receivables” and Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information.

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
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Advances to Tobacco Suppliers (continued)

          The Company accounts for its advances to tobacco suppliers using a cost accumulation model, which results in the reporting of its advances at the lower of cost or recoverable amounts exclusive of the mark-up and interest. The mark-up and interest on its advances are recognized upon delivery of tobacco as a decrease in the cost of the current crop. The mark-up and interest capitalized or to be capitalized into inventory for the current crop was $18,180 and $14,464 as of March 31, 2014 and 2013, respectively. Unrecoverable advances and other costs capitalized or to be capitalized into the current crop was $15,314 and $13,347 at March 31, 2014 and 2013, respectively. The following table reflects the classification of advances to tobacco suppliers:

	March 31, 2014	March 31, 2013
Current	$49,598	$109,520
Noncurrent	6,420	6,421
	$56,018	$115,941

          Noncurrent advances to tobacco suppliers are recorded in Other Noncurrent Assets in the Consolidated Balance Sheets.
          Unrecovered amounts expensed directly to cost of goods and services sold in the income statement for abnormal yield adjustments or unrecovered amounts from prior crops were $11,587 and $1,750 for the years ended March 31, 2014 and 2013, respectively. There were no abnormal yield adjustments for the year ended March 31, 2012. Normal yield adjustments are capitalized into the cost of the current crop and are expensed as cost of goods and services sold as that crop is sold.

Guarantees
The Company and certain of its foreign subsidiaries guarantee bank loans to suppliers to finance their crops. Under longer-term arrangements, the Company may also guarantee financing on suppliers’ construction of curing barns or other tobacco production assets. Guaranteed loans are generally repaid concurrent with the delivery of tobacco to the Company. The Company is obligated to repay any guaranteed loan should the supplier default. If default occurs, the Company has recourse against the supplier. The Company also guarantees bank loans of certain unconsolidated subsidiaries in Asia, Brazil and Zimbabwe. The following table summarizes amounts guaranteed and the fair value of those guarantees:

	March 31, 2014	March 31, 2013
Amounts guaranteed (not to exceed)	$301,870	$125,623
Amounts outstanding under guarantee	218,847	98,689
Fair value of guarantees	7,344	6,367

          Of the guarantees outstanding at March 31, 2014, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Consolidated Balance Sheets and included in crop costs except for Zimbabwe and the joint venture in Brazil which are included in Accounts Receivable, Related Parties.
          In Brazil, some suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of March 31, 2014 and 2013, respectively, the Company had balances of $26,076 and $45,843 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Consolidated Balance Sheets.

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

Other Noncurrent Assets
For the year ended March 31, 2014, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $15,601, long-term advances to suppliers of $6,420 and cash surrender value of life insurance of $7,903. For the year ended March 31, 2013, other noncurrent assets consist primarily of long-term VAT and intrastate tax receivables of $19,368, long-term advances to suppliers of $6,421 and cash surrender value of life insurance of $10,201.

Property, Plant and Equipment
Property, plant and equipment at March 31, 2014 and 2013, are summarized as follows:

	2014	2013
Land	$31,517	$28,752
Buildings	183,175	196,601
Machinery and equipment	201,306	207,717
Total	415,998	433,070
Less accumulated depreciation	154,752	162,092
Total property, plant and equipment, net	$261,246	$270,978

          Property, plant and equipment is stated at cost less accumulated depreciation. Provisions for depreciation are computed on a straight-line basis at annual rates calculated to amortize the cost of depreciable properties over their estimated useful lives. Buildings and machinery and equipment are depreciated over ranges of 20 to 30 years and 3 to 10 years, respectively. The consolidated financial statements do not include fully depreciated assets. Depreciation expense recorded in Cost of Goods and Services Sold for the years ended March 31, 2014, 2013 and 2012 was $25,680, $25,939 and $24,712, respectively. Depreciation expense recorded in Selling, General and Administrative Expense for the years ended March 31, 2014, 2013 and 2012 was $3,209, $3,112 and $3,717, respectively. Total property and equipment purchases, including internally developed software intangibles, were $27,755 for the year ended March 31, 2014 of which $4,322 was unpaid at March 31, 2014 and included in Accounts Payable; $42,803 for the year ended March 31, 2013 of which $2,743 was unpaid at March 31, 2013 and included in Accounts Payable; and $42,347 for the year ended March 31, 2012 of which $776 was unpaid at March 31, 2012 and included in Accounts Payable. Estimated useful lives are periodically reviewed and changes are made to the estimated useful lives when necessary. Long-lived assets are reviewed for indicators of impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is performed at the lowest level of identifiable cash flows. An impairment loss would be recognized when estimated undiscounted future cash flows from the use of the asset and its eventual disposition are less than its carrying amount. Measurement of an impairment loss would be based on the excess of the carrying amount of the asset over its fair value. Fair value is the amount at which the asset could be bought or sold in a current transaction between willing parties and may be estimated using a number of techniques, including quoted market prices or valuations, present value techniques based on estimates of cash flows, or multiples of earnings or revenue performance measures.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Derivative Financial Instruments
The Company uses forward or option currency contracts to protect against volatility associated with certain non-U.S. dollar denominated forecasted transactions. The contracts do not qualify for hedge accounting as defined by generally accepted accounting principles. As a result, the Company has recorded income (loss) of $(1,468), $(14,287) and $6,033 in its Cost of Goods and Services Sold for the years ended March 31, 2014, 2013 and 2012, respectively. The Company has also recorded a loss of $39 in its Selling, General and Administrative Expenses for the year ended March 31, 2012. No income or loss was recorded in Selling, General and Administrative Expenses for the years ended March 31, 2014 and 2013. See Note 6 “Derivative and Other Financial Instruments” to the "Notes to Consolidated Financial Statements" for further information.

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

New Accounting Standards

Recently Adopted Accounting Pronouncements
On April 1, 2013, the Company adopted new accounting guidance, as amended, on disclosures about offsetting assets and liabilities.The guidance enhances disclosures of the effect or potential effect of netting arrangements on an entity's financial position and is applicable to derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending that are offset or subject to an enforceable master netting arrangement or similar agreement. The Company adopted this new accounting guidance with no material impact on its financial condition or results of operations.
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

Computation of Earnings (Loss) Per Common Share

	Years Ended March 31,
(in thousands, except per share data)	2014		2013		2012
BASIC EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(86,659)		$24,013		$29,451
SHARES
Weighted Average Number of Shares Outstanding	87,719		87,374		87,023
BASIC EARNINGS (LOSS) PER SHARE	$(0.99)		$0.27		$0.34

DILUTED EARNINGS (LOSS)
Net income (loss) attributable to Alliance One International, Inc.	$(86,659)		$24,013		$29,451
Plus interest expense on 5 ½% convertible notes, net of tax	—	*	4,100		4,111
Net income (loss) attributable to Alliance One International, Inc. as adjusted	$(86,659)		$28,113		$33,562
SHARES
Weighted average number of shares outstanding	87,719		87,374		87,023
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	356		282
Assuming conversion of 5 ½% convertible notes	—	*	22,872		22,872
Shares applicable to stock warrants	—	**	—	**	—	**
Adjusted weighted average number of shares outstanding	87,719		110,602		110,177
DILUTED EARNINGS (LOSS) PER SHARE	$(0.99)		$0.25		$0.30

*
Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings (loss) per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

**	For the year ended March 31, 2014, 2013 and 2012, the warrants were not assumed exercised because the exercise price was more than the average price for the period.

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at March 31, 2014 and 2013. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 6,879 at a weighted average exercise price of $6.05 per share at March 31, 2014, 7,010 at a weighted average exercise price of $6.05 per share at March 31, 2013 and 4,191 at a weighted average exercise price of $6.03 per share at March 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Computation of Earnings (Loss) Per Common Share (continued)
          In connection with the offering of the Company’s 5.50% Convertible Senior Subordinated Notes due 2014, issued on July 2, 2009 (the “Convertible Notes”), the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) equal to the number of shares that underlie the Company’s Convertible Notes. These convertible note hedge transactions were designed to reduce the potential dilution of the Company’s common stock upon conversion of the Convertible Notes in the event that the value per share of common stock exceeds the initial conversion price of $5.0280 per share. These shares were not included in the computation of earnings per diluted share because their inclusion would be antidilutive.
          On July 28, 2010, the Company’s board of directors authorized the purchase up to $40,000 of its common stock through June 30, 2012. The Company purchased 2,380 shares of its common stock at a weighted average price paid per share of $3.78.

Other Comprehensive Income (Loss)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2011	$(1,376)	$(20,427)	$(21,803)
Other comprehensive losses before reclassifications	(1,546)	(15,257)	(16,803)
Amounts reclassified to net earnings, net of tax	—	(67)	(67)
Other comprehensive losses, net of tax	(1,546)	(15,324)	(16,870)
Balances, March 31, 2012	(2,922)	(35,751)	(38,673)
Other comprehensive losses before reclassifications	(2,802)	(13,491)	(16,293)
Amounts reclassified to net earnings, net of tax	—	(226)	(226)
Other comprehensive losses, net of tax	(2,802)	(13,717)	(16,519)
Balances, March 31, 2013	(5,724)	(49,468)	(55,192)
Other comprehensive earnings before reclassifications	4,084	10,129	14,213
Amounts reclassified to net earnings, net of tax	—	2,878	2,878
Other comprehensive earnings, net of tax	4,084	13,007	17,091
Balances, March 31, 2014	$(1,640)	$(36,461)	$(38,101)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 1 - Significant Accounting Policies (continued)

Other Comprehensive Income (Loss) (continued)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the years ended March 31, 2014, 2013 and 2012:

	Years Ended March 31,

	2014	2013	2012
Pension and postretirement plans *:
Actuarial loss	$4,436	$1,437	$1,566
Amortization of prior service cost (credit)	(1,369)	(1,549)	(1,539)
Deferred income tax benefit (expense)	(189)	(114)	(94)
	$2,878	$(226)	$(67)

Amounts reclassified from accumulated other comprehensive losses to net earnings	$2,878	$(226)	$(67)
* Amounts are included in net periodic benefit costs for pension and postretirement plans.

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

Preferred Stock
The Board of Directors is authorized to issue shares of Preferred Stock in series with variations as to the number of shares in any series. The Board of Directors also is authorized to establish the rights and privileges of such shares issued, including dividend and voting rights. At March 31, 2014, 10,000 shares of preferred stock were authorized and no shares had been issued.

Note 2 – Inventories

	March 31, 2014	March 31, 2013
Processed tobacco	$404,683	$549,738
Unprocessed tobacco	309,570	310,164
Other	46,354	44,045
	$760,607	$903,947

See Note 1 “Significant Accounting Policies - Inventories” to the “Notes to Consolidated Financial Statements” for further information on the costs that comprise the inventory balances and the LCM testing methodologies.
          The Company recorded LCM adjustments of $2,251 and $966 for the years ended March 31, 2014 and 2013, respectively. No LCM adjustment was recorded for the year ended March 31, 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 3 – Variable Interest Entities

The Company holds variable interests in six joint ventures that are accounted for under the equity method of accounting. These joint ventures procure inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint ventures' borrowings which also represent a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At March 31, 2014 and 2013, the Company’s investment in these joint ventures was $49,860 and $23,986, respectively and is classified as Investments in Unconsolidated Affiliates in the Consolidated Balance Sheets. The Company’s advances to these joint ventures were $10 at March 31, 2014 and is classified as Accounts Receivable, Related Parties in the Consolidated Balance Sheets. There were no advances at March 31, 2013. The Company guaranteed an amount to two joint ventures not to exceed $142,904 and $19,363 at March 31, 2014 and 2013, respectively. The investments, advances and guarantees in these joint ventures represent the Company’s maximum exposure to loss.

Note 4 – Restructuring and Asset Impairment Charges

The Company previously implemented several strategic initiatives in response to shifts in supply and demand balances and changing business models of its customers. These initiatives were substantially complete at March 31, 2014. The Company continues to focus on improving factory efficiencies and other core components of its business. As part of this focus, the Company agreed to a joint processing venture in one of its foreign locations during the three months ended June 30, 2013. As a result, the Company recorded pretax charges of $2,745 in connection with the reduction in workforce including the effect on the Company's defined benefit pension plans of $1,261 during the year ended March 31, 2014. Asset impairment charges of $756 were recorded for certain processing equipment in connection with the new venture as of March 31, 2014. As the Company continues to respond to changes in its business, additional employee separation charges of $791 and asset impairment charges of $819 were incurred during the year ended March 31, 2014.

The following table summarizes the restructuring actions as of March 31, 2014, 2013 and 2012:

	Years Ended March 31,
Restructuring and Asset Impairment Charges	2014	2013	2012
Employee separation and other cash charges:
Beginning balance	$668	$1,960	$6,193
Period Charges:
Employee separation charges (recoveries)	2,275	(55)	215
Other cash charges	—	—	31
Total employee separation and other cash charges (recoveries)	2,275	(55)	246
Payments through March 31	(2,546)	(1,237)	(4,479)
Ending balance March 31	$397	$668	$1,960
Asset impairment and other non-cash charges	2,836	—	760
Total restructuring and asset impairment charges (recoveries)	$5,111	$(55)	$1,006

          The following table summarizes cash payments for employee separation and other cash charges (recoveries) for the years ended March 31, 2014, 2013 and 2012.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 4 – Restructuring and Asset Impairment Charges (continued)

	Year Ending March 31,				Total
Cash Payments by Year	2014	2013	2012		Payments
Employee separation and other cash charges (recoveries)	$2,275	$(55)	$246
Adjustments to employee separation and other cash charges	—	—	6,193	*
Cash paid 2012	—	—	(4,479)		$(4,479)
Cash paid 2013	—	—	(1,237)		$(1,237)
Cash paid 2014	(2,064)	—	(482)		$(2,546)
Adjustment	—	55	(55)
Balances at March 31, 2014	$211	$—	$186
* Beginning balance for the year ended March 31, 2012.

          April 1, 2012, the Company revised its reportable segments. The following table summarizes the employee separation and other cash charges recorded in the Company’s South America, Value Added Services and Other Regions segments as of March 31, 2014, 2013 and 2012:

	Years Ended March 31,
Employee Separation and Other Cash Charges	2014	2013	2012
Beginning balance:	$668	$1,960	$6,193
South America	—	183	1,073
Value added services	—	—	—
Other regions	668	1,777	5,120
Period charges:	$2,275	$(55)	$246
South America	433	(143)	75
Value added services	—	—	—
Other regions	1,842	88	171
Payments through March 31:	$(2,546)	$(1,237)	$(4,479)
South America	(433)	(40)	(965)
Value added services	—	—	—
Other regions	(2,113)	(1,197)	(3,514)
Ending balance March 31:	$397	$668	$1,960
South America	—	—	183
Value added services	—	—	—
Other regions	397	668	1,777

          Non-cash charges related to the Other Regions segment were $2,836 and $760 during the years ended March 31, 2014 and 2012, respectively. There were no non-cash charges for the year ended March 31, 2013.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 5 – Goodwill and Other Intangibles

The Company tests the carrying amount of goodwill annually as of the first day of the last quarter of the fiscal year and whenever events or circumstances indicate that impairment may have occurred. The Company evaluated its goodwill for impairment during fiscal 2014, 2013 and 2012 and determined that the fair value of each reporting unit is substantially in excess of its carrying value including goodwill.
          The carrying value of other intangible assets as of March 31, 2014 represents customer relationship, production and supply contracts and internally developed software. These intangible assets were determined by management to meet the criterion for recognition apart from goodwill and have finite lives. The Company uses judgment in assessing whether the carrying amount of its intangible assets is not expected to be recoverable over their estimated remaining useful lives. Amortization expense associated with these intangible assets was $4,632, $5,370 and $5,804 for the years ended March 31, 2014, 2013 and 2012, respectively and is recorded in Selling, General and Administrative Expenses except for production and supply contracts which is recorded against the associated revenues .
          The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summaries the changes in the Company's goodwill and other intangibles for the years ended March 31, 2014, 2013 and 2012.

          Goodwill and Intangible Asset Rollforward:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of March 31, 2014		11	6.75	—
March 31, 2012 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$16,588	$60,975
Accumulated amortization	—	(11,584)	(3,043)	(10,483)	(25,110)
Net March 31, 2012 balance	2,794	22,116	4,850	6,105	35,865
Additions	—	—	—	976	976
Amortization expense	—	(1,685)	(614)	(3,071)	(5,370)
Net March 31, 2013 balance	2,794	20,431	4,236	4,010	31,471
Additions	—	—	7,000	886	7,886
Amortization expense	—	(1,685)	(1,095)	(1,852)	(4,632)
Net March 31, 2014 balance	$2,794	$18,746	$10,141	$3,044	$34,725
(1) Goodwill of $1,592 relates to the Other Regions segment and $1,202 relates to the Value Added Services segment.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 5 – Goodwill and Other Intangibles (continued)

          The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible *	Total
2015	$1,685	$1,173	$1,176	$4,034
2016	1,685	2,319	776	4,780
2017	1,685	1,405	601	3,691
2018	1,685	1,403	372	3,460
2019	1,685	1,397	119	3,201
Later	10,321	2,444	—	12,765
	$18,746	$10,141	$3,044	$31,931
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of March 31, 2014.
    These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Note 6 – Derivative and Other Financial Instruments

Fair Value of Derivative Financial Instruments
The Company recognizes all derivative financial instruments, such as foreign exchange contracts at fair value. Changes in the fair value of derivative financial instruments are either recognized periodically in income or in shareholders’ equity as a component of other comprehensive income depending on whether the derivative financial instrument qualifies for hedge accounting, and if so, whether it qualifies as a fair value hedge or a cash flow hedge. The Company has elected not to offset fair value amounts recognized for derivative instruments with the same counterparty under a master netting agreement. See Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements” for further information of fair value methodology. The following table summarizes the fair value of the Company’s derivatives by type at March 31, 2014 and 2013.

	Fair Values of Derivative Instruments
	Assets
Derivatives Not Designated as Hedging Instruments Under ASC 815:	Balance Sheet Account	Fair Value
Foreign currency contracts at March 31, 2014:	Current Derivative Asset	$—
	Current Derivative Liability	$169
Foreign currency contracts at March 31, 2013	Current Derivative Asset	$3,145
	Current Derivative Liability	$644

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 6 – Derivative and Other Financial Instruments (continued)

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
          The following table summarizes the earnings effects of derivatives in the statements of consolidated operations for the years ending March 31, 2014, 2013, and 2012.

Derivatives Not Designated as Hedging Instruments Under ASC 815:	Location of Gain (Loss) Recognized in Income (Loss)	Gain (Loss) Recognized in Income (Loss)
		2014	2013	2012
Foreign currency contracts	Cost of Goods and Services Sold	$(1,468)	$(14,287)	$6,033
Foreign currency contracts	Selling, General and Administrative Expenses	—	—	(39)
Total		$(1,468)	$(14,287)	$5,994

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

Note 7 – Short-Term Borrowing Arrangements

Excluding all long-term credit agreements, the Company has lines of credit arrangements with a number of banks under which the Company may borrow up to a total of $773,471 and $647,806 at March 31, 2014 and 2013, respectively. The weighted average variable interest rate for the years ending March 31, 2014 and 2013 was 4.3% and 4.3%, respectively. At March 31, 2014 and 2013, amounts outstanding under the lines were $212,669 and $356,836, respectively. Unused lines of credit at March 31, 2014 amounted to $544,869 ($276,275 at March 31, 2013), net of $15,933 of letters of credit lines. Certain non-U.S. borrowings of approximately $18,598 and $81,903 have inventories of $17,415 and $46,246 as collateral at March 31, 2014 and 2013, respectively. At March 31, 2014 and 2013, respectively, $444 and $511 were held on deposit as a compensating balance.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 – Long-Term Debt

Senior Secured Credit Facility
On August 1, 2013, the agreement governing the Company's senior secured credit facility was amended and restated to provide for a senior secured revolving credit facility with a syndicate of banks of approximately $303,900, that automatically reduced to approximately $210,300 on April 15, 2014, and will mature in April 15, 2017. The senior secured credit facility was subject to a springing maturity on April 15, 2014 if by that date the Company has not deposited in the Blocked Account (as defined below) sufficient amounts to fund the repayment at maturity of all then outstanding 5½% Convertible Senior Subordinated Notes due 2014 of the Company (the “Convertible Notes”). The Company deposited the requisite amount in the Blocked Account prior to April 15, 2014. Borrowings under the amended and restated senior secured credit facility initially bear interest at an annual rate of LIBOR plus 3.75% and base rate plus 2.75%, as applicable, though the interest rate under the amended and restated senior secured credit facility is subject to increase or decrease according to the Company's consolidated interest coverage ratio.
          The agreement governing the senior secured credit facility requires the Company to deposit with the lenders, in a segregated account that the Company may not use other than for specified purposes (the “Blocked Account”), the net proceeds from the sale of $735,000 in aggregate principal amount of the Company's 9.875% Senior Secured Second Lien Notes due 2021 (the “Second Lien Notes”) that are not immediately applied to redeem all of the Company's outstanding 10% Senior Notes due 2016 (the “Senior Notes”). Amounts held in the Blocked Account may be used solely to purchase any and all Convertible Notes tendered in the Company's cash tender offer to purchase up to $60,000 in aggregate principal amount of the Convertible Notes commenced on July 17, 2013 (the “Convertible Notes Tender Offer”) and, subject to conditions, to retire any remaining Convertible Notes not purchased in the Convertible Notes Tender Offer, including repayment at maturity. All amounts deposited in the Blocked Account from the net proceeds of the sale of the Second Lien Notes were applied to the purchase of Convertible Notes in the Convertible Notes Tender Offer. Borrowings under the amended and restated senior secured credit facility are secured by a first priority lien on specified property of the Company, including the capital stock of specified subsidiaries, all U.S. accounts receivable, certain U.S. inventory, intercompany notes evidencing loans or advances, certain U.S. fixed assets and the Blocked Account.

First amendment. Effective May 30, 2014, the Company entered into a First Amendment to the Amended and Restated Credit Agreement which amended certain terms of the agreement governing the senior secured credit facility. See Note 21 "Subsequent Event" to the "Notes to Consolidated Financial Statements" for further information.

Financial covenants. After giving effect to the First Amendment to the Amended and Restated Credit Agreement, the financial covenants and required financial ratios at March 31, 2014 are as follows:

• a minimum consolidated interest coverage ratio of not less than 1.85 to 1.00 for the fiscal quarter ended March 31, 2014 (1.70 to 1.00 for the fiscal quarters ending June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015);
• a maximum consolidated leverage ratio specified for each fiscal quarter, which ratio is 6.10 to 1.00 for the fiscal quarter ended March 31, 2014 (7.25 to 1.00 for the fiscal quarter ending June 30, 2014, 7.50 to 1.00 for the fiscal quarter ending September 30, 2014, 6.95 to 1.00 for the fiscal quarter ending December 31, 2014, and 5.85 to 1.00 for the fiscal quarter ending March 31, 2015);
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

Certain of these financial covenants are calculated on a rolling twelve-month basis and certain of these financial covenants and required financial ratios adjust over time in accordance with schedules in the agreement governing the senior secured credit facility.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 – Long-Term Debt (continued)

Senior Secured Credit Facility (continued)
Affirmative and restrictive covenants. The agreement governing the senior secured credit facility contains affirmative and negative covenants (subject, in each case, to exceptions and qualifications), including covenants that limit the Company's ability to, among other things, incur additional indebtedness, incur certain guarantees, merge, consolidate or dispose of substantially all of its assets, grant liens on its assets, pay dividends, redeem stock or make other distributions or restricted payments, create certain dividend and payment restrictions on its subsidiaries, repurchase or redeem capital stock or prepay subordinated debt, make certain investments, agree to restrictions on the payment of dividends to it by its subsidiaries, sell or otherwise dispose of assets, including equity interests of its subsidiaries, enter into transactions with its affiliates, and enter into certain sale and leaseback transactions.

Senior Secured Second Lien Notes
On August 1, 2013, the Company issued $735,000 in aggregate principal amount of the Second Lien Notes. The Second Lien Notes were sold at 98% of the face value, for gross proceeds of approximately $720,300. The Second Lien Notes bear interest at a rate of 9.875% per year, payable semi-annually in arrears in cash on January 15 and July 15 of each year, beginning January 15, 2014, to holders of record at the close of business on the preceding January 1 and July 1, respectively. The Second Lien Notes will mature on July 15, 2021. The Second Lien Notes are secured by a second priority lien on specified property of Alliance One International, Inc. for which the amended and restated senior secured credit facility is secured by a first priority lien. The indenture governing the Second Lien Notes restricts (subject to exceptions and qualifications) the Company's ability and the ability of its restricted subsidiaries to, among other things, incur additional indebtedness or issue disqualified stock or preferred stock, pay dividends and make other restricted payments (including restricted investments), sell assets, create liens, consolidate, merge, sell or otherwise dispose of all or substantially all of its assets, enter into transactions with its affiliates, enter into certain sale and leaseback transactions, create certain dividend and payment restrictions on its restricted subsidiaries, and designate its subsidiaries as unrestricted subsidiaries.
          The indenture governing the Second Lien Notes requires the Company's existing and future material domestic subsidiaries to guarantee the Second Lien Notes. The Company has no material domestic subsidiaries, and the Second Lien Notes are not presently guaranteed by any subsidiary. If a change of control (as defined in the indenture governing the Second Lien Notes) occurs at any time, holders of the Second Lien Notes will have the right, at their option, to require the Company to repurchase all or a portion of the Second Lien Notes for cash at a price equal to 101% of the principal amount of Second Lien Notes being repurchased, plus accrued and unpaid interest and special interest, if any, to, but excluding, the date of repurchase. In connection with the issuance of the Second Lien Notes, the Company entered into a registration rights agreement that requires the Company to pay additional special interest on the Second Lien Notes, at increasing annual rates up to a maximum of 1.0% per year, if the Company fails to timely comply with its registration obligations thereunder. Pursuant to the registration rights agreement, on December 20, 2013, the Company completed a registered exchange offer in which it offered to exchange for the outstanding Second Lien Notes an equal amount of new Second Lien Notes having identical terms in all material respects.

Redemption of Existing Senior Notes
On August 2, 2013, the Company redeemed all $635,000 in aggregate principal amount of the Company's outstanding 10% Senior Notes due 2016 at a redemption price equal to 105% of the aggregate principal amount thereof, plus accrued and unpaid interest and other costs of which $31,808 was charged to debt retirement expense. As a result of the redemption, the Company accelerated $6,095 of deferred financing costs and $14,612 of amortization of original issue discount.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Convertible Senior Subordinated Notes
On July 2, 2009, the Company issued $100,000 of Convertible Notes. The initial purchasers of the Convertible Notes were granted an option to purchase up to an additional $15,000 of Convertible Notes solely to cover over-allotments which was exercised on July 15, 2009. Holders may surrender their Convertible Notes, in integral multiples of $1,000 principal amount, for conversion into shares of the Company’s common stock at the then-applicable conversion rate until the close of business on the second scheduled trading day immediately preceding the maturity date. The initial conversion rate for the Convertible Notes is 198.8862 shares of common stock per $1,000 principal amount of Convertible Notes. The conversion rate is subject to adjustments based on certain events as described in the indenture governing the Convertible Notes. In addition, holders of these notes have certain rights and entitlements upon the occurrence of certain fundamental changes (as defined in the indenture governing the Convertible Notes).
          On August 30, 2013, the Company purchased $60,000 in aggregate principal amount of its existing $115,000 Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1.03 per $1.00 principal amount plus accrued and unpaid interest and other costs of which $2,533 was charged to debt retirement expense. The Company funded the purchase with available cash and a portion of the net proceeds from the issuance of the Second Lien Notes, which proceeds had been held in the Blocked Account. As a result of this purchase, the Company accelerated $412 of deferred financing costs.
          On February 13, 2014, the Company purchased $53,907 of its then remaining $55,000 in aggregate principal amount of the Convertible Notes pursuant to a cash tender offer at a purchase price equal to $1.025 per $1.00 principal amount of the Convertible Notes purchased, plus accrued and unpaid interest and other costs of which $1,694 was charged to debt retirement expense. As a result of this purchase, the Company accelerated of $162 of deferred financing costs.

Convertible Note Hedge and Warrant Transactions
In connection with the offering of the Convertible Notes, the Company entered into privately negotiated convertible note hedge transactions with three counterparties (“hedge counterparties”) to cover, subject to customary anti-dilution adjustments, the number of shares of the Company’s common stock that initially underlie the Convertible Notes and expire on the last day that any Convertible Notes remain outstanding. The Company also entered separately into privately negotiated warrant transactions relating to the same number of shares of the Company’s common stock with the hedge counterparties. The convertible note hedge transactions were designed to reduce the potential dilution with respect to the common stock of the Company upon conversion of the Convertible Notes in the event that the value per share of common stock, as measured under the convertible note hedge transactions, during the applicable valuation period, is greater than the strike price of the convertible note hedge transactions, which corresponds to the $5.0280 per share initial conversion price of the Convertible Notes and is similarly subject to customary anti-dilution adjustments. If, however, the price per share of the Company’s common stock, as measured under the warrants, exceeds the strike price of the warrant transactions during the applicable valuation period, there would be dilution from the issuance of common stock pursuant to the warrants. The warrants have a strike price of $7.3325 per share, which is subject to customary anti-dilution adjustments and the maximum number of shares that could be issued under the warrant transactions is 45,743,836. The warrants expire in daily installments commencing on October 15, 2014 and ending on April 8, 2015. Both the convertible note hedge transactions and the warrant transactions require physical net-share settlement and are accounted for as equity instruments.

Foreign Seasonal Lines of Credit
The Company has typically financed its non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of March 31, 2014, the Company had approximately $212,669 drawn and outstanding on foreign seasonal lines with maximum capacity totaling $773,471 subject to limitations as provided for in the Credit Agreement. Additionally, against these lines there was $10,660 available in unused letter of credit capacity with $5,273 issued but unfunded.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 8 - Long-Term Debt (continued)

Long-Term Foreign Seasonal Borrowings
The Company had foreign seasonal borrowings with original maturities greater than one year. At March 31, 2013, approximately $5,173 was drawn and outstanding with maximum capacity totaling $25,000. During fiscal 2014, the Company terminated the long-term foreign seasonal borrowing which resulted in accelerated recognition of $133 of related deferred financing costs. The foreign seasonal borrowings at March 31, 2013 were secured by certain of the subsidiary borrowers' accounts receivable and inventories totalling $7,520 and restricted the payment of dividends by the subsidiary borrower during the term of the agreement.

Dividends
The senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Second Lien Notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At March 31, 2014, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

Summary of Debt
All debt agreements contain cross-default or cross-acceleration provisions. The following table summarizes the Company’s debt financing as of March 31, 2014:

			March 31, 2014
	Outstanding		Lines and
	March 31, 2013	March 31, 2014	Letters	Interest		Long Term Debt Repayment Schedule by Fiscal Year
			Available	Rate		2015	2016	2017	2018	2019	Later
Senior secured credit facility:
Revolver (1)	$95,000	$175,000	$128,879	5.8%	(2)	$—	$—	$—	$175,000	$—	$—
Senior notes:
10% senior notes due 2016	619,016	—	—	10.0%		—	—	—	—	—	—
9.875% senior secured second lien notes due 2021 (4)	—	721,126	—	9.9%		—	—	—	—	—	721,126
	619,016	721,126	—			—	—	—	—	—	721,126
5 ½% convertible senior subordinated notes due 2014	115,000	1,093	—	5.5%		1,093	—	—	—	—	—
Long-term foreign seasonal borrowings	5,173	—	—	4.2%	(2)	—	—	—	—	—	—
Other long-term debt	3,030	7,700	1,190	7.1%	(2)	3,463	3,065	378	250	250	294
Notes payable to banks (3)	356,836	212,669	544,869	4.3%	(2)	—	—	—	—	—	—
Total debt	$1,194,055	$1,117,588	674,938			$4,556	$3,065	$378	$175,250	$250	$721,420
Short term	$356,836	$212,669
Long term:
Long term debt current	$6,349	$4,556
Long term debt	830,870	900,363
	$837,219	$904,919
Letters of credit	$4,138	$5,273	10,660
Total credit available			$685,598
(1)  As of March 31, 2014, pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full $303,879 Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.
(2)  Weighted average rate for the twelve months ended March 31, 2014.
(3)  Primarily foreign seasonal lines of credit.
(4) Repayment of $721,126 is net of original issue discount of $13,874. Total repayment will be $735,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 9 - Long-Term Leases

The Company has operating leases for land, buildings, automobiles and other equipment. Rent expense for all operating leases was $23,313, $21,853 and $21,359 for the years ended March 31, 2014, 2013 and 2012, respectively. Minimum future obligations are as follows:

Operating Leases
2015	$12,224
2016	9,559
2017	7,329
2018	5,499
2019	5,124
Remaining	7,797
$47,532

Note 10 – Equity in Net Assets of Investee Companies

The Company has equity method investments in companies located in Asia which purchase and process tobacco. The Asia investees and ownership percentages are as follows: Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, and Adams International Ltd. (Thailand) 49%. On March 10, 2014, the Company purchased a 50% equity based interest in Oryantal Tutun Paketleme which processes tobacco in Turkey. On March 26, 2014, the Company completed the formation of a new joint venture in Brazil with the disposition of 51% interest in China Brasil Tobacos Exportadora SA (“CBT”). The Company retained a 49% equity based interest in CBT which purchases and processes tobacco. Summarized financial information for these investees for fiscal years ended March 31, 2014, 2013 and 2012 follows:

	Years Ended March 31,
Operations Statement Information	2014	2013	2012
Sales	$121,001	$125,621	$119,252
Gross profit	11,096	13,888	9,191
Net income (loss)	(1,826)	3,341	147
Company's dividends received	843	998	1,480

	March 31,
Balance Sheet Information	2014	2013
Current assets	$137,518	$66,670
Property, plant and equipment and other assets	59,086	35,177
Current liabilities	119,452	50,086
Long-term obligations and other liabilities	8,899	2,811
Interests of other shareholders	51,589	24,965
Company’s interest	49,860	23,986

Note 11 – Stock – Based Compensation

The Company expenses the fair value of grants of various stock-based compensation programs over the vesting period of the awards. Awards granted are recognized as compensation expense based on the grant-date fair value estimated in accordance with generally accepted accounting principles.
          The table below summarizes certain data for the Company’s stock based compensation plans:

	Year Ended March 31,
	2014	2013	2012
Compensation expense for all stock based compensation plans	$3,222	$4,520	$2,618
Tax (expense) benefits for stock-based compensation	$—	$—	$—
Fair value of stock options vested	$2,184	$1,230	$1,477

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

          The Company’s shareholders approved the 2007 Incentive Plan (the “2007 Plan”) at its Annual Meeting of Shareholders on August 16, 2007 and amended the plan at its Annual Meeting of Shareholders on August 11, 2011 and August 6, 2009. The 2007 Plan is an omnibus plan that provides the flexibility to grant a variety of equity awards including stock options, stock appreciation rights, stock awards, stock units, performance awards and incentive awards to officers, directors and employees of the Company. A maximum of 13,900 shares may be granted under the plan as amended. However, the August 11, 2011 amendment requires that the shares available for grant be reduced by twice the number of shares issued for any awards other than options or stock appreciation rights. This has resulted in decreasing the shares available to grant by 1,762. As of March 31, 2014, 16,281 equity awards have been granted, 6,137 equity awards have been cancelled and 2,127 vested under the 2007 Plan, leaving 1,994 shares available for future awards under the 2007 Plan. Total equity awards outstanding are 8,327 inclusive of 8,017 awards granted and outstanding under the 2007 plan and 310 awards granted under prior plans. Shares issued under both the 2007 plan and earlier plans are new shares which have been authorized and designated for award under the plans. Individual types of awards are discussed in greater detail below.

Stock Option Awards
Stock options allow for the purchase of common stock at a price determined at the time the option is granted. Stock options generally vest ratably over five years and generally expire after ten years. The fair value of these options is determined at grant date using the Black-Scholes valuation model and includes estimates of forfeiture based on historical experience. The fair value is then recognized as compensation expense ratably over the vesting term of the options. There were 3,350 stock options granted during fiscal year 2013. No stock options were granted during 2014 and 2012.

          Assumptions used to determine the fair value of options issued in 2013 include the following:

2013
Grant Price	$3.45
Exercise Price	$6.00
Expected Life in Years	6 to 6.50
Annualized Volatility	60.9%
Annual Dividend Rate	0.00%
Risk Free Rate	1.25%
Fair Value	$5,423

A summary of option activity for stock options follows:

Options	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at March 31, 2011	4,524	$6.05
Forfeited	(203)	5.98
Expired	(130)	6.86
Outstanding at March 31, 2012	4,191	6.03
Granted	3,350	6.00
Forfeited	(412)	5.38
Expired	(119)	6.26
Outstanding at March 31, 2013	7,010	6.05
Forfeited	(29)	5.71
Expired	(102)	6.44
Outstanding at March 31, 2014	6,879	6.05	7.00	$—
Vested and expected to vest at March 31, 2014	6,732	6.05	6.99	$—
Exercisable at March 31, 2014	3,257	6.10	6.20	$—

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 11 - Stock - Based Compensation (continued)

Stock Option Awards (continued)
          The intrinsic values in the table above represent the total pre-tax intrinsic value which is the difference between the Company’s closing stock price and the exercise price multiplied by the number of options. The expense related to stock option awards for 2014, 2013, and 2012 was $1,366, $3,203, and $907, respectively. There were no options exercised in 2014, 2013 and 2012.
          The table below shows the movement in unvested options from March 31, 2013 to March 31, 2014.

	Shares	Weighted Average Grant Date Fair Value	Aggregate Grant Date Fair Value
Unvested March 31, 2013	4,891	$1.70	$8,305
Forfeited	(10)	1.77	(18)
Vested	(1,259)	1.73	(2,184)
Unvested March 31, 2014	3,622	1.69	$6,103

          As of March 31, 2014, there is $3,244 of unearned compensation, net of expected forfeitures, related to stock option awards which will vest over a weighted average remaining life of 2.64 years.

Restricted Stock
Restricted stock is common stock that is both nontransferable and forfeitable unless and until certain conditions are satisfied. The fair value of restricted shares is determined on grant date and is amortized over the vesting period which is generally three years.

Restricted Stock	Shares	Weighted Average Grant Date Fair Value
Restricted at March 31, 2011	256	$3.77
Granted	146	3.27
Vested	(185)	3.60
Forfeited	(13)	4.15
Restricted at March 31, 2012	204	3.55
Granted	167	2.89
Vested	(204)	3.55
Restricted at March 31, 2013	167	2.89
Granted	198	3.80
Vested	(167)	2.89
Restricted at March 31, 2014	198	3.80

          As of March 31, 2014, there was $267 of remaining unamortized deferred compensation associated with restricted stock awards that will be expensed over the remaining service period through August 8, 2014. Expense recognized due to the vesting of restricted stock awards was $658, $502 and $550 for the years ended March 31, 2014, 2013 and 2012, respectively.

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

Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding at March 31, 2011	889	$4.53
Vested	(251)	4.55
Forfeited	(50)	4.56
Outstanding at March 31, 2012	588	4.51
Vested	(138)	4.39
Forfeited	(16)	4.37
Outstanding at March 31, 2013	434	4.56
Granted	643	3.85
Vested	(434)	4.56
Forfeited	(18)	3.85
Outstanding at March 31, 2014	625	3.85
          As of March 31, 2014, there was $1,764 of remaining unamortized deferred compensation associated with these restricted stock units that will be expensed over the remaining service period through June 12, 2016. Expense recognized due to the vesting of these awards was $1,100, $815 and $1,322 during the years ended March 31, 2014, 2013 and 2012 respectively.

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

Performance Shares	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2011	1,177	$4.26
Forfeited	(1,177)	4.26
Outstanding as of March 31, 2012	—	—
Outstanding as of March 31, 2013	—	—
Outstanding as of March 31, 2014	—	—
          As of March 31, 2014, the Company has no performance shares expected to vest. There was no expense recognized for the years ended March 31, 2014, 2013 and 2012.

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

Performance-Based Restricted Stock Units	Shares	Weighted Average Grant Date Fair Value
Outstanding as of March 31, 2011	1,399	$4.55
Forfeited	(175)	4.59
Outstanding as of March 31, 2012	1,224	4.54
Forfeited	(8)	4.59
Shares not vesting due to Performance	(1,216)	4.54
Outstanding as of March 31, 2013	—	—
Granted	643	3.85
Forfeited	(18)	3.85
Outstanding as of March 31, 2014	625	3.85

          As of March 31, 2014, the Company anticipates that no performance-based restricted stock units will vest. Expense (income) recognized due to the expected vesting of these awards were $98 and $(161) during the years ended March 31, 2014 and 2012, respectively. There was no expense recognized for the year ending March 31, 2013.

Note 12 – Income Taxes

Accounting for Uncertainty in Income Taxes
As of March 31, 2014, 2013 and 2012, the Company’s unrecognized tax benefits totaled $10,152, $7,874 and $11,804, respectively, of which $7,640 would impact the Company’s effective tax rate if recognized. The following table presents the changes to unrecognized tax benefits during the years ended March 31, 2014, 2013 and 2012:

	2014	2013	2012
Balance at April 1	$7,874	$11,804	$9,019
Increase for current year tax positions	2,512	1,661	58
Increases (reductions) for prior year tax positions	(111)	(1,960)	3,030
Impact of changes in exchange rates	(123)	(131)	(303)
Reduction for settlements	—	(3,500)	—
Balance at March 31	$10,152	$7,874	$11,804

         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. During the years ended March 31, 2014 and 2013, the Company accrued (reduced) interest, penalties and related exchange losses related to unrecognized tax benefits by $(233) and $(7,851), respectively. As of March 31, 2014, accrued interest and penalties totaled $771 and $1,025, respectively. During the year ending March 31, 2014, the Company reduced its accrued interest and penalties for $58 related to the expiration of statute of limitations. As of March 31, 2013, accrued interest and penalties totaled $822 and $1,207, respectively.
         During the fiscal year ending March 31, 2014, the Company’s total liability for unrecognized tax benefits, including the related interest and penalties, increased from $9,902 to $11,948. The change in the liability for unrecognized tax benefits relates to expiration of statute of limitations of approximately $85, decreases related to current period activity of approximately $381 and increases related to the adoption of new positions of approximately $2,512.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of March 31, 2014, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Income Tax Provision
The components of income before income taxes, equity in net income of investee companies and minority interests consisted of the following:

	Years Ended March 31,
	2014	2013	2012
U.S.	$(91,290)	$(44,731)	$(21,923)
Non-U.S.	43,170	95,798	76,081
Total	$(48,120)	$51,067	$54,158

         The details of the amount shown for income taxes in the Consolidated Statements of Operations follow:

	Years Ended March 31,
	2014	2013	2012
Current
Federal	$—	$(2,723)	$—
State	—	—	—
Non-U.S.	22,877	5,999	31,798
	$22,877	$3,276	$31,798
Deferred
Federal	$—	$3,466	$—
State	—	—	—
Non-U.S.	16,065	21,250	(6,759)
	$16,065	$24,716	$(6,759)
Total	$38,942	$27,992	$25,039

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
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
         The reasons for the difference between income tax expense based on income before income taxes, equity in net income of investee companies and minority interests and the amount computed by applying the U.S. statutory federal income tax rate to such income are as follows:

	Years Ended March 31,
	2014	2013	2012
Tax expense at U.S. statutory rate	$(16,842)	$17,873	$18,955
Effect of non-U.S. income taxes	4,209	(1,921)	(4,712)
Change in valuation allowance	23,732	26,598	1,617
Increase (decrease) in reserves for uncertain tax positions	2,046	(11,781)	3,452
Exchange effects and currency translation	26,885	(1,482)	3,958
Permanent items	(1,088)	(1,295)	1,769
Actual tax expense	$38,942	$27,992	$25,039

         The deferred tax liabilities (assets) are comprised of the following:

	March 31, 2014	March 31, 2013
Deferred tax liabilities:
Intangible assets	$7,048	$7,764
Fixed assets	5,608	7,192
Total deferred tax liabilities	$12,656	$14,956
Deferred tax assets:
Reserves and accruals	$(35,747)	$(44,030)
Tax credits	(52,624)	(52,965)
Tax loss carryforwards	(115,280)	(84,188)
Derivative transactions	(1,567)	(5,947)
Postretirement and other benefits	(31,040)	(35,858)
Unrealized exchange loss	(1,522)	(9,208)
Other	(3,097)	(12,279)
Gross deferred tax assets	(240,877)	(244,475)
Valuation allowance	188,752	168,489
Total deferred tax assets	$(52,125)	$(75,986)
Net deferred tax asset	$(39,469)	$(61,030)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 12 - Income Taxes (continued)

Income Tax Provision (continued)
          The following table presents the breakdown between current and non-current (assets) liabilities:

	March 31, 2014	March 31, 2013
Current asset	$(10,013)	$(16,776)
Current liability	5,682	5,395
Non-current asset	(40,926)	(56,045)
Non-current liability	5,788	6,396
Net deferred tax asset	$(39,469)	$(61,030)

         The current portion of deferred tax liability is included in income taxes.
         During the year ended March 31, 2014, the net deferred tax asset balance decreased by $5,494 for certain adjustments not included in the deferred tax expense (benefit), primarily for deferred tax assets related to pension accruals recorded in equity as part of Other Comprehensive Income (Loss), reclassification of unrecognized tax benefits, currency translation adjustments and deconsolidation of a Brazilian subsidiary.
         For the year ended March 31, 2014, the valuation allowance increased by $20,263 which is inclusive of $(3,489) related to adjustments in other comprehensive income and $33 related primarily to currency translation adjustments. The valuation allowance increased primarily due to U.S. federal, U.S state and non-U.S. tax losses. The valuation allowance is based on the Company's assessment that it is more likely than not that certain deferred tax assets, primarily foreign tax credits and net operating loss carryovers, will not be realized in the foreseeable future. Recent years' cumulative losses incurred in the United States as of March 31, 2014, combined with the effects of certain changes in the market, provide significant objective negative evidence in the evaluation of whether the U.S. entity will generate sufficient taxable income to realize the tax benefits of the deferred tax assets. This negative evidence carries greater weight than the more subjective positive evidence of favorable future projected income in the assessment of whether realization of the tax benefits of the deferred tax assets is more likely than not. Therefore, based on the weight of presently objectively verifiable positive and negative evidence, it is management's judgment that realization of the tax benefits of the deferred tax assets is less than more likely than not.
         At March 31, 2014, the Company has U.S federal tax loss carryovers of $239,576, non-U.S. tax loss carryovers of $90,950, and U.S. state tax loss carryovers of $360,222. The U.S. federal tax loss carryovers will expire in 2030 and thereafter. Of the non-U.S. tax loss carryovers, $42,804 will expire within the next five years, $21,588 will expire in later years, and $26,558 can be carried forward indefinitely. Of the U.S. state tax loss carryovers, $64,026 will expire within the next five years and $296,195 will expire thereafter. At March 31, 2014, the Company has foreign tax credit carryovers in the United States of $48,811 that will substantially expire in 2016.
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
         No provision has been made for U.S. or foreign taxes that may result from future remittances of approximately $408,424 at March 31, 2014 and $396,971 at March 31, 2013 of undistributed earnings of foreign subsidiaries because management expects that such earnings will be reinvested overseas indefinitely. Determination of the amount of any unrecognized deferred income tax liability on these unremitted earnings is not practicable.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)

         In fiscal 2014, the Company experienced a special termination benefit and curtailment loss of $1,261 during the quarter ended June 30, 2013 in connection with restructuring in its Turkey location, which has been recored in Restructuring and Asset Impairment Charges (Recoveries).
         In fiscal 2012, Malawi enacted legislation that terminated the statutorily required defined benefit plan and replaced it with a defined contribution plan. This terminated defined benefit plan resulted in a curtailment gain of $4,989. The new statutorily required defined contribution plan was integrated with the Company's existing defined contribution plan resulting in an additional liability of $4,172 at June 30, 2011.
         A reconciliation of benefit obligations, plan assets and funded status of the plans at March 31, 2014 and 2013, the measurement dates, is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2014	2013	2014	2013
Change in Benefit Obligation
Benefit obligation, beginning	$107,492	$104,686	$70,684	$61,565
Service cost	1,839	1,752	282	288
Interest cost	3,956	4,289	2,820	3,046
Actuarial (gains) losses	(5,090)	5,319	(3,184)	11,726
Settlements/special termination benefits	(4,223)	—	1,226	(376)
Effects of currency translation	—	—	2,754	(1,920)
Benefits paid	(5,163)	(8,554)	(7,735)	(3,645)
Benefit obligation, ending	$98,811	$107,492	$66,847	$70,684

Change in Plan Assets
Fair value of plan assets, beginning	$45,242	$45,087	$45,603	$42,831
Actual return on plan assets	4,121	3,299	3,433	4,234
Employer contributions	4,620	5,410	8,193	3,963
Plan settlements	(4,223)	—	—	(420)
Effects of currency translation	—	—	2,639	(1,360)
Benefits paid	(5,163)	(8,554)	(7,735)	(3,645)
Fair value of plan assets, ending	$44,597	$45,242	$52,133	$45,603
Net amount recognized	$(54,214)	$(62,250)	$(14,714)	$(25,081)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2014	2013	2014	2013
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$(3,083)	$(3,057)	$(1,175)	$(2,517)
Accrued noncurrent benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(51,131)	(59,193)	(13,539)	(22,564)
Net amount recognized	$(54,214)	$(62,250)	$(14,714)	$(25,081)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)
         The pension obligations for all defined benefit pension plans:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2014	2013	2014	2013
Information for Pension Plans with Accumulated Benefit
Obligation in Excess of Plan Assets:
Projected benefit obligation	$98,811	$107,492	$66,847	$70,684
Accumulated benefit obligation	95,968	104,087	65,750	68,361
Fair value of plan assets	44,597	45,242	52,133	45,603

          Net periodic pension costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2014	2013	2012	2014	2013	2012
Service cost	$1,839	$1,752	$1,807	$282	$288	$362
Interest cost	3,956	4,289	4,782	2,820	3,046	3,410
Expected return on plan assets	(3,078)	(3,313)	(3,663)	(3,112)	(2,945)	(2,859)
Amortization of actuarial losses	1,808	1,509	914	1,262	479	247
Amortization of prior service cost	195	204	88	5	16	16
Curtailment gain	—	—	—	70	(27)	(4,989)
Special termination benefits	—	—	—	1,226	45	956
Effects of settlement	1,049	—	—	—	—	—
Net periodic pension cost	$5,769	$4,441	$3,928	$2,553	$902	$(2,857)

          The amounts showing in accumulated other comprehensive income at March 31, 2014, March 31, 2013 and movements for the year were as follows:

	U.S. and Non-U.S. Pension	U.S. and Non-U.S. Post-retirement	Total
Prior service credit (cost)	$(2,191)	$3,136	$945
Net actuarial losses	(55,033)	(6,646)	(61,679)
Deferred taxes	11,708	(442)	11,266
Balance at March 31, 2013	$(45,516)	$(3,952)	$(49,468)
Prior service credit (cost)	$274	$(1,672)	$(1,398)
Net actuarial gains	12,941	1,770	14,711
Deferred taxes	(157)	(149)	(306)
Total change for 2014	$13,058	$(51)	$13,007
Prior service credit (cost)	$(1,917)	$1,464	$(453)
Net actuarial losses	(42,092)	(4,876)	(46,968)
Deferred taxes	11,551	(591)	10,960
Balance at March 31, 2014	$(32,458)	$(4,003)	$(36,461)

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
(in thousands)

Note 13 - Employee Benefits (continued)

Retirement Benefits (continued)

          The following weighted average assumptions were used to determine the expense for the pension, postretirement, other postemployment, and employee savings plans as follows:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2014	2013	2012	2014	2013	2012
Discount rate	3.86%	4.30%	5.20%	4.31%	5.22%	6.21%
Rate of increase in future compensation	4.00%	4.00%	4.00%	4.36%	4.45%	4.96%
Expected long-term rate of return on plan assets	7.25%	7.75%	8.00%	6.56%	6.93%	6.94%

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
          The following assumptions were used to determine the benefit obligations disclosed for the pension plans at March 31, 2014 and 2013:

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2014	2013	2014	2013
Discount rate	4.20%	3.86%	4.30%	4.31%
Rate of increase in future compensation	4.50%	4.00%	3.94%	4.36%

          Net gain (loss) and prior service credits (costs) for the combined U.S. and non-U.S. pension plans expected to be amortized from accumulated comprehensive income into net periodic benefit cost during fiscal 2015 is $(1,632) and $(790), respectively.

Plan Assets
The Company’s asset allocations and the percentage of the fair value of plan assets at March 31, 2014 and 2013 by asset category are as follows:

	Target Allocations	U.S. Plans		Non-U.S. Plans
	March 31, 2014	March 31,		March 31,
(percentages)		2014	2013	2014	2013
Asset Category:
Cash and cash equivalents	—%	4.1%	2.3%	1.2%	2.0%
Equity securities	37.0	35.8	35.9	62.0	61.1
Debt securities	24.0	22.5	22.2	30.8	31.1
Real estate and other investments	39.0	37.6	39.6	6.0	5.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)
          The Company's investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level that would adversely affect the Company's financial health. Manager performance is measured against investment objectives and objective benchmarks, including: Citibank 90 Day Treasury Bill, Barclays Intermediate Govt. Credit, Barclays Aggregate Index, Russell 1000 Value, Russell 1000 Growth, Russell 2500 Value, Russell 2500 Growth, and MSCI EAFE. The Portfolio Objective is to exceed the actuarial return on assets assumption. Management regularly reviews portfolio allocations and periodically rebalances the portfolio to the targeted allocations when considered appropriate. Equity securities do not include the Company's common stock. Our diversification and risk control processes serve to minimize the concentration of risk. There are no significant concentrations of risk, in terms of sector, industry, geography or companies.

The fair values for the pension plans by asset category are as follows:

U.S. Pension Plans	March 31, 2014
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,819	$1,265	$554	$—
U.S. equities / equity funds	8,227	8,227	—	—
International equities / equity funds	7,747	7,747	—	—
U.S. fixed income funds	8,393	8,393	—	—
International fixed income funds	1,643	1,643	—	—
Other investments:
Diversified funds	12,755	12,656	—	99
Real estate	4,020	—	—	4,020
Total	$44,604	$39,931	$554	$4,119

U.S. Pension Plans	March 31, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$1,028	$445	$583	$—
U.S. equities / equity funds	8,403	8,403	—	—
International equities / equity funds	7,827	7,827	—	—
U.S. fixed income funds	8,492	8,492	—	—
International fixed income funds	1,614	1,614	—	—
Other investments:
Diversified funds	13,100	12,935	—	165
Real estate	4,801	—	—	4,801
Total	$45,265	$39,716	$583	$4,966

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Plan Assets (continued)

Non-U.S. Pension Plans	March 31, 2014
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$649	$649	$—	$—
U.S. equities / equity funds	8,160	8,160	—	—
International equities / equity funds	14,297	4,598	9,699	—
Global equity funds	9,913	—	9,913	—
U.S. fixed income funds	2,725	2,725	—	—
International fixed income funds	7,491	—	7,491	—
Global fixed income funds	5,862	1,287	4,575	—
Other investments:
Diversified funds	1,991	1,991	—	—
Real estate equities	1,159	1,159	—	—
Total	$52,247	$20,569	$31,678	$—

Non-U.S. Pension Plans	March 31, 2013
	Total	Level 1	Level 2	Level 3
Cash and cash equivalents	$917	$917	$—	$—
U.S. equities / equity funds	7,453	7,453	—	—
International equities / equity funds	12,074	3,943	8,131	—
Global equity funds	8,431	—	8,431	—
International fixed income funds	2,716	2,716	—	—
U.S. fixed income funds	6,590	—	6,590	—
Global fixed income funds	4,911	1,132	3,779	—
Other investments:
Diversified funds	1,782	1,782	—	—
Real estate equities	857	857	—	—
Total	$45,731	$18,800	$26,931	$—

          The fair value hierarchy is described in Note 18 “Fair Value Measurements” to the “Notes to Consolidated Financial Statements."
          A reconciliation of the beginning and ending balance of pension plan assets that are measured at fair value using significant unobservable inputs (Level 3) as of March 31, 2014 is as follows:

	U.S. Pension Plans			Non-U.S. Pension Plans
	Diversified funds	Real estate	Total Level 3 Plan assets	Diversified funds	Total Level 3 Plan assets
Fair value, March 31, 2012	$270	$4,470	$4,740	$2,244	$2,244
Total gains (unrealized/realized)	5	331	336	255	255
Purchases, sales and settlements net	(110)	—	(110)	(2,387)	(2,387)
Exchange rate changes	—	—	—	(112)	(112)
Fair value, March 31, 2013	165	4,801	4,966	—	—
Total gains (unrealized/realized)	12	419	431	—	—
Purchases, sales and settlements net	(78)	(1,200)	(1,278)	—	—
Fair value, March 31, 2014	$99	$4,020	$4,119	$—	$—
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

Cash Flows

Contributions
The Company expects to contribute $5,730 to its U.S. benefits plans and $3,899 to its non-U.S. benefit plans in fiscal 2015.

Estimated Future Benefit Payments
The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid:

	Pension Benefits		Other Benefits
	U.S. Plans	Non-U.S. Plans	U.S. Plans	Non-U.S. Plans
	March 31, 2014	March 31, 2014	March 31, 2014	March 31, 2014
2015	$8,476	$3,387	$671	$126
2016	7,531	2,939	660	124
2017	7,518	2,975	658	120
2018	7,444	3,046	642	113
2019	7,613	3,491	630	105
Years 2020-2024	38,621	17,247	2,930	361

          The Company sponsors 401-k savings plans for most of its salaried employees located in the United States. The Supplemental Executive Retirement Plan and the Pension Equity Plan were replaced by the SRAP during 2008. The Company also maintains defined contribution plans at various foreign locations. The Company’s contributions to the defined contribution plans were $4,435 in 2014, $5,056 in 2013 and $4,705 in 2012.

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
          The following assumptions were used to determine non-U.S. Plan postretirement benefit obligations at March 31:

	2014	2013
Discount rate	11.13%	9.00%
Health care cost trend rate assumed for next year	7.88%	7.88%
Ultimate trend rate	7.88%	7.88%
          A one-percentage-point change in assumed health care cost trend rates would not have a significant effect on the amounts reported for health care plans.
          For 2014 and 2013, the annual rate of increase in the per capita cost of covered health care benefits is not applicable as the Company’s annual cost commitment to the benefits is capped and not adjusted for future medical inflation.
          Additional retiree medical benefits are provided to certain U.S. individuals in accordance with their employment contracts. For 2014 the additional cost related to these contracts was $19.
          Prior service credits of $1,212 and unrecognized net actuarial losses of $444 are expected to be amortized from accumulated comprehensive income into postretirement healthcare benefits net periodic benefit cost for the combined U.S. and non-U.S. postretirement benefits during fiscal 2015.
          A reconciliation of benefit obligations, plan assets and funded status of the plans is as follows:

	U.S. Plans		Non-U.S. Plans
	March 31, 2014	March 31, 2013	March 31, 2014	March 31, 2013

Change in Benefit Obligation
Benefit obligation, beginning	$9,995	$10,262	$2,217	$2,124
Service cost	60	57	6	5
Interest cost	375	434	173	175
Effect of currency translation	—	—	(217)	(188)
Actuarial losses	(804)	372	(426)	249
Benefits paid	(899)	(1,130)	(117)	(148)
Benefit obligation, ending	$8,727	$9,995	$1,636	$2,217
Change in Plan Assets
Fair value of plan assets, beginning	$—	$—	$—	$—
Employer contributions	899	1,130	117	148
Benefits paid	(899)	(1,130)	(117)	(148)
Fair value of plan assets, ending	$—	$—	$—	$—
Net amount recognized	$(8,727)	$(9,995)	$(1,636)	$(2,217)

	U.S. Plans		Non-U.S. Plans
	March 31,		March 31,
	2014	2013	2014	2013
Amounts Recognized in the Consolidated Balance Sheets Consist of:
Accrued current benefit liability recorded in Accrued Expenses and Other Current Liabilities	$(671)	$(750)	$(126)	$(136)
Accrued non-current benefit liability recorded in Pension, Postretirement and Other Long-Term Liabilities	(8,056)	(9,245)	(1,510)	(2,081)
Net amount recognized	$(8,727)	$(9,995)	$(1,636)	$(2,217)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 13 - Employee Benefits (continued)

Postretirement Health and Life Insurance Benefits (continued)
          There are no plan assets for 2014 or 2013. Net periodic benefit costs included the following components:

	U.S. Plans			Non-U.S. Plans
	March 31,			March 31,
	2014	2013	2012	2014	2013	2012
Service cost	$60	$57	$68	$6	$5	$4
Interest cost	375	434	481	173	175	173
Prior service credit	(1,622)	(1,622)	(1,622)	(16)	(18)	(21)
Actuarial losses (gains)	474	460	407	15	6	(1)
Net periodic benefit costs (income)	$(713)	$(671)	$(666)	$178	$168	$155

          The Company continues to evaluate ways to better manage these benefits and control their costs. Any changes in the plan or revisions to assumptions that affect the amount of expected future benefits may have a significant effect on the amount of the reported obligation and annual expense. The Company expects to contribute $797 to its combined U.S. and non-U.S. postretirement benefit plans in fiscal 2015.
          Employees in operations located in certain other foreign operations are covered by various postretirement benefit arrangements. For these foreign plans, the cost of benefits charged to income was not material in 2014, 2013 and 2012.

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
          Management evaluates performance using information included in management reports. Beginning April 1, 2012, management began evaluating its Value Added Services business as a separate operating segment from its five geographic operating segments of Africa, Asia, Europe, North America and South America. Value Added Services is comprised of the Company's crushed rolled expanded stem ("CRES"), cut rag, toasted burley and other specialty products and services. In reviewing these operations, the Company concluded that the economic characteristics of South America and Value Added Services were dissimilar from the other operating segments. Based on this fact, the Company is disclosing South America and Value Added Services separately and has aggregated the remaining four operating segments, Africa, Asia, Europe and North America into one reportable segment “Other Regions.” The Company concluded that these operating segments have similar long term financial performance and similar economic characteristics in each of the following areas:

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 14 - Segment Information (continued)

	Years Ended March 31,
Analysis of Segment Operations	2014	2013	2012
Sales and other operating revenues:
South America	$743,811	$684,865	$622,923
Value Added Services	123,866	130,382	155,928
Other Regions	1,487,279	1,428,569	1,371,916
Total revenue	$2,354,956	$2,243,816	$2,150,767
Operating income:
South America	$60,539	$69,565	$47,630
Value Added Services	11,457	15,157	20,666
Other Regions	47,063	75,550	86,517
Total operating income	119,059	160,272	154,813
Debt retirement expense	57,449	1,195	—
Interest expense	116,798	114,557	106,804
Interest income	7,068	6,547	6,149
Income before income taxes and other items	$(48,120)	$51,067	$54,158

	Years Ended March 31,
Analysis of Segment Assets	2014	2013	2012
Segment assets:
South America	$457,585	$616,946	$534,169
Value Added Services	194,562	197,959	118,138
Other Regions	1,123,140	1,096,674	1,297,538
Total assets	$1,775,287	$1,911,579	$1,949,845
Trade and other receivables, net
South America	$26,752	$35,627	$57,223
Value Added Services	12,263	15,129	20,408
Other Regions	137,444	173,466	225,459
Total trade and other receivables, net	$176,459	$224,222	$303,090
Goodwill:
Value Added Services	$1,202	$1,202	$1,202
Other Regions	1,592	1,592	1,592
Total Goodwill	$2,794	$2,794	$2,794
Equity in net assets of investee companies:
South America	$19,161	$—	$—
Other Regions	30,699	23,986	23,346
Total equity in net assets of investee companies	$49,860	$23,986	$23,346
Depreciation and amortization:
South America	$10,946	$12,107	$11,242
Value Added Services	1,986	1,306	824
Other Regions	19,495	20,398	21,077
Total depreciation and amortization	$32,427	$33,811	$33,143
Capital expenditures:
South America	$2,789	$5,038	$15,655
Value Added Services	415	4,048	4,030
Other Regions	24,551	33,717	22,662
Total capital expenditures	$27,755	$42,803	$42,347

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

	Years Ended March 31,
Sales by Destination	2014	2013	2012
Sales and Other Operating Revenues:
United States	$467,111	$423,617	$428,039
China	401,480	308,935	207,086
Germany	130,163	93,990	98,642
Belgium	125,377	185,668	221,295
Russia	125,093	147,283	92,201
Indonesia	58,919	109,983	72,411
Other	1,046,813	974,340	1,031,093
	$2,354,956	$2,243,816	$2,150,767

Sales and Other Operating Revenues to Major Customers
Including their respective affiliates, accounting for more than 10% of total sales and other operating revenues were each of Philip Morris International Inc. and China Tobacco International Inc. for the year ended March 31, 2014; Philip Morris International, Inc., Japan Tobacco Inc., Imperial Tobacco Group PLC and China Tobacco International Inc. for the year ended March 31, 2013; and Philip Morris International, Inc., Japan Tobacco Inc. and Imperial Tobacco Group PLC for the year ended March 31, 2012.

	Years Ended March 31,
Property, Plant and Equipment by Location	2014	2013	2012
Property, Plant and Equipment, Net:
United States	$53,517	$45,213	$37,658
Brazil	92,142	99,492	104,882
Malawi	27,227	28,683	27,918
Tanzania	24,979	24,568	22,490
Europe	19,711	20,370	18,910
Turkey	18,310	25,666	26,362
Asia	7,545	8,436	9,318
Argentina	7,325	7,909	8,071
Other	10,490	10,641	4,070
	$261,246	$270,978	$259,679

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
          The financial statements of foreign subsidiaries, for which the U.S. dollar is the functional currency and which have certain transactions denominated in a local currency, are remeasured into U.S. dollars. The remeasurement of local currencies into U.S. dollars creates remeasurement adjustments that are included in net income. Exchange losses in 2014, 2013 and 2012 were $12,286, $5,662 and $8,810, respectively, and are included in the respective statements of income in cost of sales and income taxes.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 16 – Contingencies and Other Information

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $5,821 and the total assessment including penalties and interest at March 31, 2014 is $15,468. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazil State of Rio Grande do Sul and the State of Santa Catarina. These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $11,894. The intrastate trade tax credits are monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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
          A complaint filed on January 3, 2014 in New Castle County, Delaware state court, captioned Biglia, et al. v. Alliance One International, Inc., et al., named the Company as one of several defendants but has not been served on the Company. Such complaint named as plaintiffs 67 individuals claiming to be tobacco farmers and their family members, all residing in Misiones Province, Argentina. The complaint sought compensatory and punitive damages from the Company and other multinational defendants, under U.S. and Argentine law, for alleged injuries, including birth defects, purportedly caused by exposure to agricultural chemicals in connection with the production and cultivation of tobacco. In February 2014, the Company was dismissed from such action without prejudice and without any cost to the Company.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables

The Company sells trade receivables to unaffiliated financial institutions under three accounts receivable securitization programs. Under the first program, the Company continuously sells a designated pool of trade receivables to a special purpose entity, which in turn sells 100% of the receivables to an unaffiliated financial institution. This program allows the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. Following the sale and transfer of the receivables to the special purpose entity, the receivables are isolated from the Company and its affiliates, and upon the sale and transfer of the receivables from the special purpose entity to the unaffiliated financial institutions effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The investment limit of this facility was increased from $125,000 to $250,000 in March 2012. The cost for increasing this facility was $1,545 and included in Other Income in the Statements of Consolidated Operations in fiscal 2012. The Company incurred program costs of $1,675 and $2,100 during the years ending March 31, 2014 and 2013 which were included in Other Income in the Statements of Consolidated Operations. The program requires a minimum level of deferred purchase price to be retained by the Company in connection with the sales. The Company continues to service, administer and collect the receivables on behalf of the special purpose entity and receives a servicing fee of 0.5% of serviced receivables per annum. As the Company estimates the fee it receives in return for its obligation to service these receivables is at fair value, no servicing assets or liabilities are recognized. Servicing fees recognized were not material and are recorded as a reduction of Selling, General and Administrative Expenses within the Statements of Consolidated Operations.
          The agreements for the second and third securitization programs were executed on September 28, 2011, as amended November 30, 2013; and March 28, 2013, as amended March 25, 2014, between the Company and unaffiliated financial institutions. These programs also allow the Company to receive a cash payment and a deferred purchase price receivable for sold receivables. These are uncommitted programs, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution. Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables. The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow. For the years ended March 31, 2014 and 2013, the expense for the servicing liability was $184 and $221 which is included in Other Income in the Statements of Consolidated Operations. The liability is recorded in Accrued Expenses and other Current Liabilities in the Consolidated Balance Sheets. As receivables sold under these facilities were settled in fiscal 2014 and 2013, the servicing liability was reduced by $281 and $55 and is included in Selling, General and Administrative Expenses in the Statements of Consolidated Operations. The investment limits under the September 28, 2011 and March 28, 2013 agreements are $35,000 and $100,000 respectively. The cost for entering the March 28, 2013 program was $1,220 and is included in Other Income in the Statements of Consolidated Operations in fiscal 2013.
          Under the programs, all of the receivables sold for cash are removed from the Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Statements of Consolidated Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. As of March 31, 2014 and 2013, Trade and Other Receivables, Net in the Consolidated Balance Sheets has been reduced by $16,575 and $12,316 as a result of the net settlement. See Note 18 "Fair Value Measurements" to the "Notes to Consolidated Financial Statements" for further information.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 17 – Sale of Receivables (continued)
          The following table summarizes the Company’s accounts receivable securitization information as of March 31:

	2014	2013
Receivables outstanding in facility as of March 31:	$204,364	$156,633

Beneficial interest as of March 31	$35,559	$31,992

Servicing Liability as of March 31	$69	$166

Cash proceeds for the twelve months ended March 31:
Cash purchase price	$801,480	$643,399
Deferred purchase price	268,650	287,027
Service fees	572	644
Total	$1,070,702	$931,070

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

	March 31,
	2014	2013
Carrying value	$904,919	$837,219
Estimated fair value	919,435	877,869

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  As of March 31, 2014 and March 31, 2013 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions which are not observable, and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at March 31, 2014 by $148 and $297, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco Supplier Guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is the greater of using a discounted cash flow based on rates with and without the guarantees or applying historical loss rates generated from guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at March 31, 2014 would change by $537 or $1,074, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at March 31, 2014 would change by $385 or $763, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 – Fair Value Measurements (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

          The following tables present the Company’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2014			March 31, 2013
	Level 2	Level 3	Total Assets / Liabilities, at Fair Value	Level 2	Level 3	Total Assets / Liabilities, at Fair Value

Assets
Derivative financial instruments	$—	$—	$—	$3,145	$—	$3,145
Securitized beneficial interests	—	35,559	35,559	—	31,992	31,992
Total Assets	$—	$35,559	$35,559	$3,145	$31,992	$35,137
Liabilities
Guarantees	$—	$7,344	$7,344	$—	$6,367	$6,367
Derivative financial instruments	169	—	169	644	—	644
Total liabilities	$169	$7,344	$7,513	$644	$6,367	$7,011

Reconciliation of Change in Recurring Level 3 Balances

          The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2012	$25,864	$5,265
Issuance of guarantees/sales of receivables	286,265	11,116
Settlements	(275,397)	(10,014)
Changes in anticipated loss rate	—	—
Losses recognized in earnings	(4,740)	—
Ending Balance March 31, 2013	31,992	6,367
Issuance of guarantees/sales of receivables	287,432	11,013
Settlements	(278,990)	(9,740)
Changes in anticipated loss rate	—	—
Losses recognized in earnings	(4,875)	(296)
Ending Balance at March 31, 2014	$35,559	$7,344

          The amount of total losses included in earnings for the years ended March 31, 2014 and 2013 attributable to the change in unrealized losses relating to assets still held at the respective dates was $1,572 and $1,538 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 18 - Fair Value Measurements (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the periods ended March 31, 2014 and 2013:

	Fair Value at 3/31/2014	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests			Discount Rate	2.74% to 3.86%
	$35,559	Discounted Cash Flow	Payment Speed	62.1 to 105.1 days
Tobacco Supplier Guarantees	1,211	Historical Loss	Historical Loss	6.0% to 8.0%
	4,157	Discounted Cash Flow	Market Interest Rate	10.0% to 46.0%
Deconsolidated Subsidiary Guarantees	1,976	Discounted Cash Flow	Market Interest Rate	12%

	Fair Value at 3/31/2013	Valuation Technique	Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$31,992	Discounted Cash Flow	Discount Rate	2.32% to 3.48%
			Payment Speed	80 to 138 days
Tobacco Supplier Guarantees	5,119	Historical Loss	Historical Loss	8% to 9.1%
Deconsolidated Subsidiary Guarantees	1,248	Discounted Cash Flow	Market Interest Rate	12%

Note 19 – Related Party Transactions

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	March 31, 2014	March 31, 2013
Balances:
Accounts receivable	$44,869	$55,696
Accounts payable	$63,384	$26,084

	Year Ended March 31,
	2014	2013	2012
Transactions:
Purchases	$258,169	$240,635	$210,113
          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.
          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary. The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia, South America and Europe which grow, purchase, process and sell tobacco.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 20 – Selected Quarterly Financial Data (Unaudited)

Summarized quarterly financial information is as follows:

		First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Fiscal Year
	Year Ended March 31, 2014
	Sales and other operating revenue	$383,887	$700,680	$654,550	$615,839	$2,354,956
	Gross profit	28,494	83,970	83,841	43,722	240,027
	Debt retirement expense	17	55,582	64	1,786	57,449
	Other income (expense)	1,244	(499)	(1,627)	19,112	18,230
	Net income (loss)	(36,733)	(46,086)	13,017	(17,200)	(87,002)
	Net earnings (loss) attributable to noncontrolling interest	129	(104)	(270)	(98)	(343)
	Net income (loss) attributable to Alliance One International, Inc.	(36,862)	(45,982)	13,287	(17,102)	(86,659)
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(0.42)	(0.53)	0.15	(0.19)	(0.99)
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(0.42)	(0.53)	0.14	(0.19)	(0.99)
Market Price	- High	3.99	4.23	3.25	3.10	4.23
	- Low	3.41	2.79	2.81	2.41	2.41
	Year Ended March 31, 2013
	Sales and other operating revenue	$357,770	$576,411	$699,111	$610,524	$2,243,816
	Gross profit	41,563	86,963	83,129	73,591	285,246
	Other income (expense)	(190)	(1,157)	(297)	22,365	20,721
	Net income (loss)	(30,272)	18,313	21,272	15,399	24,712
	Net earnings (loss) attributable to noncontrolling interest	471	(55)	(48)	331	699
	Net income (loss) attributable to Alliance One International, Inc.	(30,743)	18,368	21,320	15,068	24,013
	Per Share of Common Stock:
	Basic earnings (loss) attributable to Alliance One International, Inc. (1)	(0.35)	0.21	0.24	0.17	0.27
	Diluted earnings (loss) attributable to Alliance One International, Inc. (1)	(0.35)	0.18	0.20	0.15	0.25
Market Price	- High	3.90	3.66	3.71	4.07	4.07
	- Low	2.64	2.75	2.96	3.36	2.64

(1)    Does not add due to quarterly change in average shares outstanding

Second Quarter 2014 - Debt retirement expense of $55,582 related to redemption of the Company's $635,000 10% Senior Notes due 2016 and purchase of $60,000 of the Company's existing $115,000 5 1/2% Convertible Senior Subordinated Notes due 2014.

Fourth Quarter 2014 - Other income of $20,369 related to gain on sale of 51% of a Brazilian subsidiary to complete the formation of a new joint venture.

Fourth Quarter 2013 - Other income of $24,142 related to Brazilian excise taxes based on a March 7, 2013 court ruling.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA (continued)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
Alliance One International, Inc. and Subsidiaries
(in thousands)

Note 21 –Subsequent Event
On May 30, 2014, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment"), which amended the credit agreement (the “Credit Agreement”) governing the Company’s senior secured credit facility. The First Amendment modified the definition of Consolidated EBIT to permit add backs in connection with dispositions of, and investments in, certain subsidiaries and permitted joint ventures and certain other accounting adjustments, modified the Minimum Consolidated Interest Coverage Ratio to 1.85 to 1.00 for the period ending March 31, 2014 and 1.70 to 1.00 for the periods ending June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015, modified the Maximum Consolidated Leverage Ratio to 7.25 to 1.00 for the period ending June 30, 2014 and 7.50 to 1.00 for the period ending September 30, 2014 and increased the basket to $200,000 for permitted Guaranty Obligations that can be incurred by the Company and its subsidiaries with respect to indebtedness of China Brasil Tabacos Exportadora Ltda. (which is the joint venture entity with China Tobacco in Brazil) while striking the requirement that such Guaranty Obligations of the Company and its subsidiaries may not exceed the percentage of the Company’s direct or indirect ownership of China Brasil Tabacos Exportadora Ltda. in relation to all Guaranty Obligations with respect to Indebtedness of China Brasil Tabacos Exportadora Ltda. See Note 8 “Long-Term Debt-Senior Secured Credit Facility-Financial Covenants” to the “Notes to Consolidated Financial Statements” for further information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of Alliance One International, Inc.:

We have audited the accompanying consolidated balance sheets of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows for each of the three years in the period ended March 31, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of March 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended March 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated June 5, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 5, 2014

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (Exchange Act)) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
          Based on this evaluation, our Chief Executive Office and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective as of March 31, 2014.

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
          Management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of March 31, 2014 based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 1992.
          Based on that assessment, management believes our internal control over financial reporting was effective as of March 31, 2014.
          The effectiveness of our internal control over financial reporting as of March 31, 2014 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm, as stated in their attestation report that follows.

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Alliance One International, Inc.:
We have audited the internal control over financial reporting of Alliance One International, Inc. and subsidiaries (the "Company") as of March 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of March 31, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended March 31, 2014 of the Company and our report dated June 5, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ Deloitte & Touche LLP
_____________________________________
Raleigh, North Carolina
June 5, 2014

ITEM 9A. CONTROLS AND PROCEDURES (continued)

Changes in Internal Control over Financial Reporting
The Company concluded the implementation of an ERP system using SAP applications during fiscal 2014. The implementation was part of a multi-year plan to install SAP at certain operations throughout the world to improve the Company’s business processes and deliver enhanced operational and financial performance. During the three months ended March 31, 2014, there were no changes that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On May 30, 2014, the Company entered into the First Amendment to the Amended and Restated Credit Agreement (the “First Amendment"), which amended the Credit Agreement dated as of July 2, 2009, as amended and restated as of August 1, 2013, between the Company, certain of its subsidiaries, the lenders party thereto and Deutsche Bank Trust Company Americas, as administrative agent (as so amended and restated, the "Credit Agreement").
          The First Amendment effected the following modifications to the Credit Agreement (capitalized terms are as defined in the Credit Agreement):

•
Modification to the definition of Consolidated EBIT to permit add backs in connection with dispositions of, and investments in, certain Subsidiaries and permitted joint ventures and certain other accounting adjustments

•
Modification of Minimum Consolidated Interest Coverage Ratio to 1.85 to 1.00 for the period ending March 31, 2014 and 1.70 to 1.00 for the periods ending June 30, 2014, September 30, 2014, December 31, 2014 and March 31, 2015

•	Modification of Maximum Consolidated Leverage Ratio to 7.25 to 1.00 for the period ending June 30, 2014 and 7.50 to 1.00 for the period ending September 30, 2014

•
Increase the basket to $200,000 for permitted Guaranty Obligations that can be incurred by the Company and its subsidiaries with respect to Indebtedness of China Brasil Tabacos Exportadora Ltda. (which is the joint venture entity with China Tobacco in Brazil) while striking the requirement that such Guaranty Obligations of the Company and its subsidiaries may not exceed the percentage of the Company’s direct or indirect ownership of China Brasil Tabacos Exportadora Ltda. in relation to all Guaranty Obligations with respect to Indebtedness of China Brasil Tabacos Exportadora Ltda.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information concerning directors and persons nominated to become directors of Alliance One International, Inc. included in the Proxy Statement under the headings “Board of Directors - Proposal One-Election of Directors” and “Board of Directors - Director Biographies” is incorporated herein by reference. The information concerning the executive officers of the Company included in Part I, Item I of this Annual Report on Form 10-K under the heading “Business - Executive Officers of Alliance One International, Inc.” is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION
as of March 31, 2014
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b) (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a)) (c) (3)
Equity Compensation Plans Approved by Security Holders	8,327,275	$6.05	1,994,047
Equity Compensation Plans Not Approved by Security Holders	—	Not Applicable	—
Total	8,327,275	$6.05	1,994,047

1) These shares consist of 8,016,900 stock options, restricted stock units and performance share units issued and outstanding under the 2007 Incentive Plan and 310,375 stock options issued and outstanding under prior plans of the Company and its predecessors.

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

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)(1) and (2)

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Statements of Consolidated Operations –Years ended March 31, 2014, 2013 and 2012
Statements of Consolidated Comprehensive Income (Loss) - Years ended March 31, 2014, 2013 and 2012
Consolidated Balance Sheets - March 31, 2014 and 2013
Statements of Consolidated Stockholders' Equity - Years ended March 31, 2014, 2013 and 2012
Statements of Consolidated Cash Flows - Years ended March 31, 2014, 2013 and 2012
Notes to Consolidated Financial Statements
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

3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K, filed June 13, 2013 (SEC File No. 1-3684).

4.01
Specimen of Common Stock certificate incorporated by reference to Exhibit 4.01 to the Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed February 8, 2010 (SEC File No. 1-3684).

4.02
Indenture dated as of August 1, 2013 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, Law Debenture Trust Company of New York, as collateral trustee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 9.875% Senior Secured Second Lien Notes due 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684).

10.01
Amendment and Restatement Agreement dated as of July 26, 2013 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684).

10.02
Registration Rights Agreement dated as of August 1, 2013 between Alliance One International, Inc. and Deutsche Bank Securities, Inc., as Representative of the initial purchasers, relating to 9.875% Senior Secured Second Lien Notes due 2021, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August, 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684).

10.03
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

10.04
Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 1-3684).

10.05
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

10.06
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 11, 2011 (SEC File No. 1-3684).*

10.07
Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.08
Form of Restricted Stock Unit Agreement (Supplemental Award), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.09
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.10	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

10.11	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.12
Alliance One International, Inc. Pension Equity Plan (amended and restated effective January 1, 2009), incorporated by reference to Exhibit 10.04 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.13
Standard Commercial Corporation Supplemental Retirement Plan, as Amended and Restated for Benefits Accrued after 2004, incorporated by reference to Alliance One International, Inc.’s Current Report on Form 8-K, filed January 7, 2009 (SEC File No. 1-3684).*

10.14
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.15
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.16
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 1-3684).*

10.17	Summary of director and executive officer compensation arrangements (filed herewith).*

10.18
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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in XBRL: (i) Statements of Consolidated Operations for the three years ended March 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended March 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2014 and 2013; (iv) Statements of Consolidated Stockholders' Equity for the three years ended March 31, 2014, 2013 and 2012; (v) Statements of Consolidated Cash Flows for the three years ended March 31, 2014, 2013 and 2012; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

* Indicates management contract or compensatory plan or arrangement.

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

SCHEDULE II‑VALUATION AND QUALIFYING ACCOUNTS ALLIANCE ONE INTERNATIONAL, INC. AND SUBSIDIARIES

COL. A	COL. B	COL. C		COL. D	COL. E
		ADDITIONS
		(1)	(2)
DESCRIPTION (in thousands)	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Year ended March 31, 2012
Deducted from asset accounts:
Allowance for doubtful accounts	$3,732	$221	$—	$75 (A)	$3,878
Valuation allowance on deferred tax assets	$138,787	$1,617	$4,929 (B)	$1,988 (A) (C)	$143,345

Year ended March 31, 2013
Deducted from asset accounts:
Allowance for doubtful accounts	$3,878	$(163)	$—	$345 (A)	$3,370
Valuation allowance on deferred tax assets	$143,345	$26,598	$1,959 (B)	$3,413 (A) (C)	$168,489

Year ended March 31, 2014
Deducted from asset accounts:
Allowance for doubtful accounts	$3,370	$551	$—	$503 (A)	$3,418
Valuation allowance on deferred tax assets	$168,489	$23,719	$(3,489) (B)	$(33) (A)	$188,752

(A) Currency translation and direct write off.
(B) Accumulated other comprehensive loss
(C) Liquidation of subsidiaries

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on June 5, 2014.

ALLIANCE ONE INTERNATIONAL, INC. (Registrant)

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on June 5, 2014.

/s/ J. Pieter Sikkel By________________________________________________ J. Pieter Sikkel President and Chief Executive Officer (Principal Executive Officer)	/s/ Mark W. Kehaya By________________________________________________ Mark W. Kehaya Chairman

/s/ Joel L. Thomas By________________________________________________ Joel L. Thomas Executive Vice President and Chief Financial Officer (Principal Financial Officer)	/s/ Carl L. Hausmann By________________________________________________ Carl L. Hausmann Director

/s/ Nichlas A. Fink By________________________________________________ Nichlas A. Fink Vice President - Controller and Chief Compliance Officer (Principal Accounting Officer)	/s/ Jeffrey A. Eckmann By________________________________________________ Jeffrey A. Eckmann Director

/s/ Joyce L. Fitzpatrick By________________________________________________ Joyce L. Fitzpatrick Director	/s/ Norman A. Scher By________________________________________________ Norman A. Scher Director

/s/ C. Richard Green, Jr. By________________________________________________ C. Richard Green Jr. Director	/s/ John D. Rice By________________________________________________ John D. Rice Director

/s/ John M. Hines By________________________________________________ John M. Hines Director	/s/ Martin R. Wade III By________________________________________________ Martin R. Wade III Director

/s/ Nigel G. Howard By________________________________________________ Nigel G. Howard Director

EXHIBIT INDEX
Exhibits

3.01
Amended and Restated Articles of Incorporation of Alliance One International, Inc., incorporated by reference to Exhibit 3.1 of the Current Report on Form 8-K, filed May 19, 2005 (SEC File No. 1-3684).

	3.02	Amended and Restated Bylaws of Alliance One International, Inc., incorporated by reference to Exhibit 3.01 of the Current Report on Form 8-K, filed June 13, 2013 (SEC File No. 1-3684).

4.01
Specimen of Common Stock certificate incorporated by reference to Exhibit 4.01 to the Quarterly Report on Form 10-Q for the period ended December 31, 2009, filed February 8, 2010 (SEC File No. 1-3684).

4.02
Indenture dated as of August 1, 2013 among Alliance One International, Inc., Law Debenture Trust Company of New York, as trustee, Law Debenture Trust Company of New York, as collateral truestee, and Deutsche Bank Trust Company Americas, as registrar and paying agent, relating to 9.875% Senior Secured Second Lien Notes due 2021, incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684).

10.01
Amendment and Restatement Agreement dated as of July 26, 2013 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684).

10.02
Registration Rights Agreement dated as of August 1, 2013 between Alliance One International, Inc. and Deutsche Bank Securities, Inc., as Representative of the initial purchasers, relating to 9.875% Senior Secured Second Lien Notes due 2021, incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K dated August 1, 2013 of Alliance One International, Inc. (SEC File No. 1-3684).

10.03
Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International, Inc., Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.31 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 1-3684).

10.04
Second Amended and Restated Receivables Purchase Agreement dated as of March 30, 2012 among Alliance One International AG, Finacity Receivables 2006-2, LLC and Finacity Corporation, incorporated by reference to Exhibit 10.32 to Alliance One International, Inc.'s Annual Report on Form 10-K for the year ended March 31, 2012, filed June 13, 2012 (SEC File No. 1-3684).

10.05
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

10.06
Amended and Restated Alliance One International, Inc. 2007 Incentive Plan, incorporated by reference to Appendix A to the definitive proxy statement of Alliance One International, Inc. filed on July 11, 2011(SEC File No. 1-3684).*

10.07
Form of Restricted Stock Unit Agreement, incorporated by reference to Exhibit 10.2 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.08
Form of Restricted Stock Unit Agreement (Supplemental Award), incorporated by reference to Exhibit 10.3 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

10.09
Form of Performance-based Stock Unit Award Agreement, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2010, filed February 4, 2011 (SEC File No. 1-3684).*

	10.10	Form of Non-Qualified Stock Option Award Agreement incorporated by reference to Exhibit 10.2 of the Current Report on Form 8-K, filed on March 28, 2011 (SEC File No 1-3684).*

	10.11	DIMON Incorporated 2003 Incentive Plan, incorporated by reference to Exhibit 10.14 of DIMON’s Annual Report on Form 10-K for the year ended March 31, 2004, filed June 10, 2004 (SEC File No. 1-3684).*

10.12
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
Exhibits (continued)

10.14
Alliance One International, Inc. Supplemental Executive Retirement Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s Amendment No. 1 to Form 10-Q/A for the period ended December 31, 2008, filed March 9, 2009 (SEC File No. 1-3684).*

10.15
Alliance One International, Inc. Supplemental Retirement Account Plan (amended and restated as of January 1, 2009), incorporated by reference to Exhibit 10.6 to Alliance One International, Inc.’s Quarterly Report on Form 10-Q for the period ended December 31, 2008, filed February 17, 2009 (SEC File No. 1-3684).*

10.16
Executive Employment Agreement dated as of March 1, 2013 between Alliance One International, Inc. and J. Pieter Sikkel, incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, filed February 6, 2013 (SEC File No. 1-3684).*

10.17		Summary of director and executive officer compensation arrangements (file herewith).*

10.18
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

101
The following materials from the Company's Annual Report on Form 10-K for the fiscal year ended March 31, 2014, formatted in XBRL: (i) Statements of Consolidated Operations for the three years ended March 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss) for the three years ended March 31, 2014, 2013 and 2012; (iii) Consolidated Balance Sheets as of March 31, 2014 and 2013; (iv) Statements of Consolidated Stockholders' Equity for the three years ended March 31, 2014, 2013 and 2012; (v) Statements of Consolidated Cash Flows for the three years ended March 31, 2014, 2013 and 2012; (vi) Notes to Consolidated Financial Statements; and (vii) Schedule II - Valuation and Qualifying Accounts (submitted herewith)

	*	Indicates management contract or compensatory plan or arrangement.

Instruments with respect to long-term debt, the amount of securities authorized thereunder being less than ten percent of the Company’s consolidated assets, have been omitted and the Company agrees to furnish such instruments to the Securities and Exchange Commission upon request.