Form 10-Q
period 2014-06-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2014-08-05
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2014

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

Alliance One International, Inc.
(Exact name of registrant as specified in its charter)

Virginia	001-13684	54-1746567
_____________________________	_____________________________	_____________________________
(State or other jurisdiction of incorporation)	(Commission File Number)	(I.R.S. Employer Identification No.)

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
Yes  ☑   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                               Yes ☐                                                                              No ☑

As of July 31, 2014, the registrant had 88,313,899 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three Months Ended June 30, 2014 and 2013	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three Months Ended June 30, 2014 and 2013	4

		Condensed Consolidated Balance Sheets
		June 30, 2014 and 2013 and March 31, 2014	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Three Months Ended June 30, 2014 and 2013	6

		Condensed Consolidated Statements of Cash Flows
		Three Months Ended June 30, 2014 and 2013	7

		Notes to Condensed Consolidated Financial Statements	8 – 22

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	23 – 31

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	31

	Item 4.	Controls and Procedures	31

Part II.	Other Information

	Item 1.	Legal Proceedings	32

	Item 1A.	Risk Factors	32

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	32

	Item 3.	Defaults Upon Senior Securities	32

	Item 4.	Mine Safety Disclosures	32

	Item 5.	Other Information	32

	Item 6.	Exhibits	32

Signature			33

Index of Exhibits			34

Part I.  Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30,
(in thousands, except per share data)	2014	2013

Sales and other operating revenues	$249,017	$383,887
Cost of goods and services sold	213,913	355,393
Gross profit	35,104	28,494
Selling, general and administrative expenses	31,325	35,491
Other income	800	1,244
Restructuring and asset impairment charges	—	2,196
Operating income (loss)	4,579	(7,949)
Debt retirement expense	—	17
Interest expense (includes debt amortization of $1,552 and $2,511 for the three months in 2014 and 2013, respectively)	26,922	28,843
Interest income	1,351	1,986
Loss before income taxes and other items	(20,992)	(34,823)
Income tax expense (benefit)	(2,914)	868
Equity in net loss of investee companies	(485)	(1,042)
Net loss	(18,563)	(36,733)
Less: Net income attributable to noncontrolling interests	55	129
Net loss attributable to Alliance One International, Inc.	$(18,618)	$(36,862)

Loss per share:
Basic	$(.21)	$(.42)
Diluted	$(.21)	$(.42)

Weighted average number of shares outstanding:
Basic	87,991	87,473
Diluted	87,991	87,473

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three Months Ended June 30, 2014 and 2013
(Unaudited)

	Three Months Ended June 30,
(in thousands)	2014	2013

Net loss	$(18,563)	$(36,733)

Other comprehensive income, net of tax:
Currency translation adjustment	208	749
Defined benefit pension amounts reclassified to income	414	522
Total other comprehensive income, net of tax	622	1,271
Total comprehensive loss	(17,941)	(35,462)
Comprehensive income attributable to noncontrolling interests	55	129
Comprehensive loss attributable to Alliance One International, Inc.	$(17,996)	$(35,591)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

(in thousands)				June 30, 2014	June 30, 2013	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents				$126,199	$148,804	$234,742
Trade and other receivables, net				186,860	197,061	176,459
Accounts receivable, related parties				76,672	108,898	44,869
Inventories				1,014,413	1,134,403	760,607
Advances to tobacco suppliers				58,563	102,567	49,598
Recoverable income taxes				5,991	7,527	4,789
Current deferred taxes				13,376	21,838	10,013
Prepaid expenses				34,213	39,781	27,667
Other current assets				14,074	20,548	12,053
Total current assets				1,530,361	1,781,427	1,320,797
Other assets
Investments in unconsolidated affiliates				50,927	23,964	50,876
Goodwill and other intangible assets				34,235	30,269	34,725
Long-term recoverable income taxes				5,644	—	5,423
Deferred income taxes				40,878	51,857	40,927
Other deferred charges				19,711	10,992	19,038
Other noncurrent assets				39,015	46,478	42,255
				190,410	163,560	193,244
Property, plant and equipment, net				258,613	268,765	261,246
				$1,979,384	$2,213,752	$1,775,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$541,199	$634,671	$212,669
Accounts payable				89,054	92,548	115,177
Due to related parties				8,824	12,893	63,384
Advances from customers				40,889	68,035	22,133
Accrued expenses and other current liabilities				105,518	109,549	72,694
Income taxes				9,619	7,410	10,784
Long-term debt current				4,329	6,350	4,556
Total current liabilities				799,432	931,456	501,397

Long-term debt				825,423	861,403	900,363
Deferred income taxes				5,752	6,397	5,788
Liability for unrecognized tax benefits				9,526	8,315	9,436
Pension, postretirement and other long-term liabilities				79,719	99,078	81,415
				920,420	975,193	997,002
Commitments and contingencies
Stockholders’ equity	June 30, 2014	June 30, 2013	March 31, 2014
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,167	95,494	96,012	466,267	461,448	465,682
Retained deficit				(172,606)	(104,191)	(153,988)
Accumulated other comprehensive loss				(37,479)	(53,921)	(38,101)
Total stockholders’ equity of Alliance One International, Inc.				256,182	303,336	273,593
Noncontrolling interests				3,350	3,767	3,295
Total equity				259,532	307,103	276,888
				$1,979,384	$2,213,752	$1,775,287

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY
(Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2013	$460,914	$(67,329)	$(5,724)	$(49,468)	$3,638	$342,031
Net income (loss)	—	(36,862)	—	—	129	(36,733)
Stock-based compensation	534	—		—	—	534
Other comprehensive loss, net of tax	—	—	749	522	—	1,271

Balance, June 30, 2013	$461,448	$(104,191)	$(4,975)	$(48,946)	$3,767	$307,103

Balance, March 31, 2014	$465,682	$(153,988)	$(1,640)	$(36,461)	$3,295	$276,888
Net income (loss)	—	(18,618)	—	—	55	(18,563)
Stock-based compensation	585	—	—	—	—	585
Other comprehensive loss, net of tax	—	—	208	414	—	622

Balance, June 30, 2014	$466,267	$(172,606)	$(1,432)	$(36,047)	$3,350	$259,532

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
Three Months Ended June 30, 2014 and 2013
(Unaudited)

(in thousands)	June 30, 2014	June 30, 2013

Operating activities
Net loss	$(18,563)	$(36,733)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	7,500	8,689
Debt amortization/interest	1,889	3,550
(Gain) loss on foreign currency transactions	(331)	9,972
Restructuring and asset impairment charges	—	2,196
Stock-based compensation	750	705
Changes in operating assets and liabilities, net	(339,591)	(227,805)
Other, net	175	1,034
Net cash used by operating activities	(348,171)	(238,392)

Investing activities
Purchases of property, plant and equipment	(8,052)	(7,471)
Proceeds from sale of property, plant and equipment	409	492
Restricted cash	(1,114)	(283)
Other, net	(719)	(184)
Net cash used by investing activities	(9,476)	(7,446)

Financing activities
Net proceeds from short-term borrowings	329,572	275,751
Proceeds from long-term borrowings	—	105,000
Repayment of long-term borrowings	(75,489)	(75,495)
Debt issuance cost	(4,125)	(1,682)
Other, net	—	(16)
Net cash provided by financing activities	249,958	303,558

Effect of exchange rate changes on cash	(854)	(942)

Increase (decrease) in cash and cash equivalents	(108,543)	56,778
Cash and cash equivalents at beginning of period	234,742	92,026
Cash and cash equivalents at end of period	$126,199	$148,804

Other information:
Cash paid for income taxes	$2,638	$1,915
Cash paid for interest	$5,380	$6,378
Cash received from interest	$(1,276)	$(3,521)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands)

1.  BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Because of the seasonal nature of the Company’s business, the results of operations for any fiscal quarter will not necessarily be indicative of results to be expected for other quarters or a full fiscal year.  In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair statement of financial position, results of operation and cash flows at the dates and for the periods presented have been included.  Included in Operating Income (Loss) for the three months ended June 30, 2013 is a pretax charge of approximately $11,000 primarily resulting from reducing the estimate for recoveries of advances to tobacco suppliers in Zambia.  The unaudited information included in this Form 10-Q should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended March 31, 2014.
          On March 26, 2014, the Company sold 51% of a Brazilian subsidiary to China Tobacco and reported its remaining 49% interest in the subsidiary under the equity method of accounting at March 31, 2014.  As a result the June 30, 2014 Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows do not include the assets, liabilities, results of operations and cash flows of this subsidiary which were included in the June 30, 2013 financial statements.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales.  These amounts have been included in sales and cost of sales and were $6,241 and $7,531 for the three months ended June 30, 2014 and 2013, respectively.

Other Deferred Charges
Other deferred charges are primarily deferred financing costs that are amortized over the life of the debt.

New Accounting Standards

Recently Adopted Accounting Pronouncements
On April 1, 2014, the Company adopted new accounting guidance on the financial presentation of an unrecognized tax benefit when a net operating loss (“NOL”) carryforward, a similar tax loss, or a tax credit carryforward exists. Companies are required to report an unrecognized tax benefit as a reduction in a deferred tax asset for a NOL or tax credit carryforward whenever the NOL or tax credit carryforward would be available to reduce the additional taxable income or tax due if the tax position is disallowed.  The adoption of this new accounting guidance had no material impact on the Company’s financial condition or results of operations.

Recent Accounting Pronouncements Not Yet Adopted
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that outlines a single comprehensive model to use in accounting for revenue from contracts with customers. The primary objective of this accounting guidance is to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. This accounting guidance is effective for the Company on April 1, 2017. The Company is currently evaluating the impact of this new guidance and it may have a material impact on its financial condition or results of operations.

2.  INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of June 30, 2014, the Company’s unrecognized tax benefits totaled $10,188, all of which would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense.  As of June 30, 2014, accrued interest and penalties totaled $807 and $1,039 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions.  As of June 30, 2014, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009.  Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Three Months Ended June 30, 2014
The effective tax rate used for the three months ended June 30, 2014 was 13.9% compared to (2.5)% for the three months ended June 30, 2013.  The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur.  The Company expects the tax rate for the year ended March 31, 2015 to be 44.1% after absorption of discrete items.
         For the three months ended June 30, 2014, the Company recorded a discrete event adjustment benefit of $1,410, bringing the effective tax rate estimated for the three months of 7.2% to 13.9%.  This discrete event adjustment benefit relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.  For the three months ended June 30, 2013 , the Company recorded a discrete event adjustment expense of $5,610, bringing the effective tax rate estimated for the three months of 13.6% to (2.5)%.  This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits.  The significant difference in the estimated effective tax rate for the three months ended June 30, 2014 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	June 30, 2014	June 30, 2013	March 31, 2014
Amounts guaranteed (not to exceed)	$283,228	$102,221	$301,870
Amounts outstanding under guarantee	186,522	87,525	218,847
Fair value of guarantees	7,262	6,176	7,344

           Of the guarantees outstanding at June 30, 2014, all expire within one year.  The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe and Brazil which are included in Accounts Receivable, Related Parties.
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company.  The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company.  The Company remits payments to the local banks on behalf of the guaranteed suppliers.  Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates.  As of June 30, 2014 and 2013 and March 31, 2014, respectively, the Company had balances of $15,863, $21,269 and $26,076 that were due to local banks on behalf of suppliers.  These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

Alliance One International, Inc. and Subsidiaries

4.  RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company previously implemented several strategic initiatives in response to shifts in supply and demand balances and changing business models of its customers.  These initiatives were substantially complete at March 31, 2014.  The Company continues to focus on improving factory efficiencies and other core components of its business.  As part of this focus, the Company agreed to a joint processing venture in Turkey during the three months ended June 30, 2013.   As a result, the Company recorded pretax charges of $1,893 in connection with the reduction in workforce including the effect on the Company's defined benefit pension plans of $1,261.  An asset impairment charge of $303 was recorded for certain processing equipment in connection with the new venture.
         The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months ended June 30, 2014 and 2013, respectively:

	Three Months Ended June 30,
Restructuring and Asset Impairment Charges	2014	2013
Employee separation and other cash charges:
Beginning balance	$397	$668
Period charges:
Severance charges	—	632
Total period charges	—	632
Payments through June 30	(296)	(156)
Ending balance June 30	$101	$1,144
Asset impairment and other non-cash charges	$—	$1,564
Total restructuring charges for the period	$—	$2,196

	Three Months Ended June 30,
Employee Separation and Other Cash Charges	2014	2013
Beginning balance:	$397	$668
South America	—	—
Value added services	—	—
Other regions	397	668
Period charges:	$—	$632
South America	—	—
Value added services	—	—
Other regions	—	632
Payments through June 30	$(296)	$(156)
South America	—	—
Value added services	—	—
Other regions	(296)	(156)
Ending balance June 30	$101	$1,144
South America	—	—
Value added services	—	—
Other regions	101	1,144

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

Alliance One International, Inc. and Subsidiaries

5.  GOODWILL AND INTANGIBLES (continued)
         The Company has no intangible assets with indefinite useful lives.  It does have intangible assets which are amortized.  The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months ended June 30, 2014 and 2013:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of June 30, 2014		10.75	6.50	—
March 31, 2013 balance:
Gross carrying amount	$2,794	$33,700	$7,893	$17,564	$61,951
Accumulated amortization	—	(13,269)	(3,657)	(13,554)	(30,480)
Net March 31, 2013	2,794	20,431	4,236	4,010	31,471
Additions	—	—	—	221	221
Amortization expense	—	(421)	(196)	(806)	(1,423)
Net June 30, 2013	2,794	20,010	4,040	3,425	30,269
Additions	—	—	7,000	665	7,665
Amortization expense	—	(1,264)	(899)	(1,046)	(3,209)
Net March 31, 2014	2,794	18,746	10,141	3,044	34,725
Additions	—	—	—	269	269
Amortization expense	—	(421)	(146)	(192)	(759)
Net June 30, 2014	$2,794	$18,325	$9,995	$3,121	$34,235
(1) Goodwill of $1,592 relates to the Other Regions segment and $1,202 relates to the Value Added Services segment.

         The following table summarizes the estimated intangible asset amortization expense for the next five years and beyond:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
July 1, 2014 through March 31, 2015	$1,264	$1,027	$1,038	$3,329
2016	1,685	2,319	830	4,834
2017	1,685	1,405	655	3,745
2018	1,685	1,403	426	3,514
2019	1,685	1,397	172	3,254
Later	10,321	2,444	—	12,765
	$18,325	$9,995	$3,121	$31,441
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of June 30, 2014.  These estimates will change as new costs are incurred and until the software is placed into service in all locations.

6.  VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting.  These joint ventures procure inventory on behalf of the Company and the other joint venture partners.  The variable interests relate to equity investments and advances made by the Company to the joint ventures.  In addition, the Company also guarantees one of its joint venture’s borrowings which also represents a variable interest in that joint venture.  The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure.  Therefore, these entities are not consolidated.  At June 30, 2014 and 2013, and March 31, 2014, the Company’s investment in these joint ventures was $49,911, $22,944, and $49,860, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets.  The Company’s advances to these joint ventures at June 30, 2014 and 2013, and March 31, 2014 were $8,222, $296 and $10, respectively and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets.  The Company guaranteed an amount to two joint ventures not to exceed $137,333, $18,764 and $142,904 at June 30, 2014 and 2013, and March 31, 2014, respectively.  The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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
          On March 26, 2014, the Company sold 51% of a Brazilian subsidiary to China Tobacco and reports its remaining 49% interest under the equity method of accounting at March 31, 2014.  As a result the information for the three months ended June 30, 2014 does not include the assets or results of operations for this subsidiary which are included in the June 30, 2013 information.

          The following table presents the summary segment information for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Sales and other operating revenues:
South America	$62,123	$187,278
Value added services	31,443	31,080
Other regions	155,451	165,529
Total revenue	$249,017	$383,887

Operating income (loss):
South America	$6,647	$6,852
Value added services	2,876	2,572
Other regions	(4,994)	(17,373)
Total operating income (loss)	4,579	(7,949)

Debt retirement expense	—	17
Interest expense	26,922	28,843
Interest income	1,351	1,986
Loss before income taxes and other items	$(20,992)	$(34,823)

Analysis of Segment Assets	June 30, 2014	June 30, 2013	March 31, 2014
Segment assets:
South America	$589,594	$769,199	$457,585
Value added services	224,242	223,704	194,562
Other regions	1,165,548	1,220,849	1,123,140
Total assets	$1,979,384	$2,213,752	$1,775,287

8.  EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary.  Shares of common stock owned by the subsidiary were 7,853 at June 30, 2014 and 2013.  This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive.  These shares totaled 6,859 at a weighted average exercise price of $6.04 per share at June 30, 2014 and 6,960 at a weighted average exercise price of $6.05 per share at June 30, 2013.

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
          The following table summarizes the computation of earnings per share for the three months ended June 30, 2014 and 2013, respectively.

	Three Months Ended
	June 30,
(in thousands, except per share data)	2014		2013
BASIC LOSS
Net loss attributable to Alliance One International, Inc.	$(18,618)		$(36,862)

SHARES
Weighted average number of shares outstanding	87,991		87,473

BASIC LOSS PER SHARE	$(.21)		$(.42)

DILUTED LOSS
Net loss attributable to Alliance One International, Inc.	$(18,618)		$(36,862)
Plus interest expense on 5 ½ % convertible notes, net of tax	—	*	—	*
Net loss attributable to Alliance One International, Inc. as adjusted	$(18,618)		$(36,862)

SHARES
Weighted average number of common shares outstanding	87,991		87,473
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*
Assuming conversion of 5 ½ % convertible notes at the time of issuance	—	*	—	*
Shares applicable to stock warrants	—	**	—	**
Adjusted weighted average number of common shares outstanding	87,991		87,473
DILUTED LOSS PER SHARE	$(.21)		$(.42)

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months ended June 30, 2014 and 2013, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

9.  STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $750 and $705 for the three months ended June 30, 2014 and 2013, respectively.
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

Alliance One International, Inc. and Subsidiaries

9.  STOCK-BASED COMPENSATION (continued)

          During the three months ended June 30, 2014 and 2013, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended
	June 30,
(in thousands, except grant date fair value)	2014	2013
Restricted Stock Units
Number Granted	220	643
Grant Date Fair Value	$2.72	$3.85
Cash-Settled Restricted Stock Units
Number Granted	436	—
Grant Date Fair Value	$2.72	$—
Performance Based Stock Units
Number Granted	220	643
Grant Date Fair Value	$2.72	$3.85
Cash-Settled Performance Based Stock Unites
Number Granted	436	—
Grant Date Fair Value	$2.72	$—

          Under the terms of the Performance Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals.

10.  CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil.  The assessment for intrastate trade tax credits taken is $5,981 and the total assessment including penalties and interest at June 30, 2014 is $16,207.  The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process.  Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazilian State of Rio Grande do Sul and the State of Santa Catarina.  These jurisdictions permit the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities.  The Company has agreements with the state governments regarding the amounts and timing of credits that can be sold.  The tax credits have a carrying value of $11,426, which is net of impairment charges based on management’s expectations about future realization.  The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.
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

Alliance One International, Inc. and Subsidiaries

10.  CONTINGENCIES AND OTHER INFORMATION (continued)

Other
Mindo, S.r.l., the purchaser in 2004 of the Company's Italian subsidiary Dimon Italia, S.r.l., asserted claims against a subsidiary of the Company arising out of that sale transaction in an action filed before the Court of Rome on April 12, 2007. The claim involved a guaranty letter issued by a consolidated subsidiary of the Company in connection with the sale transaction. On November 11, 2013, the court issued its judgment in favor of the Companys subsidiary, rejecting the claims asserted by Mindo, S.r.l., and awarding the Companys subsidiary legal costs of €48. The period for appeal of the courts judgment is pending, and it is uncertain whether Mindo S.r.l. will pursue an appeal.
       In accordance with generally accepted accounting principles, the Company records all known asset retirement obligations (ARO) for which the liability can be reasonably estimated. Currently, it has identified an ARO associated with one of its facilities that requires it to restore the land to its initial condition upon vacating the facility. The Company has not recognized a liability under generally accepted accounting principles for this ARO because the fair value of restoring the land at this site cannot be reasonably estimated since the settlement date is unknown at this time. The settlement date is unknown because the land restoration is not required until title is returned to the government, and the Company has no current or future plans to return the title. The Company will recognize a liability in the period in which sufficient information is available to reasonably estimate its fair value.

11.  DEBT ARRANGEMENTS

Notes Payable to Banks increased $328,530 from March 31, 2014 due to the seasonal financing for the purchasing and processing of the South America and Africa crops.
          On April 15, 2014, the Company’s senior secured credit facility with a syndicate of banks automatically reduced to approximately $210,300 from approximately $303,900 per the amended and restated agreement dated August 1, 2013.   At June 30, 2014, borrowings under the senior secured credit facility were $100,000.  The Company continuously monitors its compliance with the covenants of its senior secured credit facility and its senior notes.  Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder.  As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months.  If the Company were unable to maintain compliance with the covenants in the Senior Secured Credit Facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities.  If the Company were unable to obtain modification, in a scenario where it is required, the Company could decide to pay off outstanding amounts and terminate the agreement.  In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility.  In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0.  At June 30, 2014, the Company did not satisfy this fixed charge coverage ratio.  The Company may from time to time not satisfy this ratio.

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

Alliance One International, Inc. and Subsidiaries

12.  DERIVATIVE FINANCIAL INSTRUMENTS (continued)

Fair Value of Derivative Financial Instruments (continued)

           The following table summarizes the fair value of the Company’s derivatives by type at June 30, 2014 and 2013, and March 31, 2013.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at June 30, 2014	Other Current Assets	$1,550	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at June 30, 2013	Other Current Assets	$127	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at March 31, 2014	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$169

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months ended June 30, 2014 and 2013.

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Gain (Loss) Recognized in Income for the Three Months Ending June 30,
		2014	2013

Foreign currency contracts	Cost of goods and services sold	$2,072	$(3,280)

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
         The Company experienced a special termination benefit and curtailment loss of $1,261 during the quarter ended June 30, 2013 in connection with restructuring in its Turkey location, which was recorded in Restructuring and Asset Impairment Charges.

Alliance One International, Inc. and Subsidiaries

13.  PENSION AND POSTRETIREMENT BENEFITS (continued)

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended June 30,
	2014	2013
Service cost	$510	$548
Interest expense	1,693	1,722
Expected return on plan assets	(1,677)	(1,519)
Amortization of prior service cost	48	53
Actuarial loss	557	757
Curtailment loss	—	77
Special termination benefit	—	1,184
Net periodic pension cost	$1,131	$2,822

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs.  Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health.  As of June 30, 2014, contributions of $2,134 were made to pension plans for fiscal 2015.  Additional contributions to pension plans of approximately $9,529 are expected during the remainder of fiscal 2015.  However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements.  As of June 30, 2014, contributions of $182 were made to the plans for fiscal 2015.  Additional contributions of $720 to the plans are expected during the rest of fiscal 2015.  The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended June 30,

	2014	2013
Service cost	$11	$17
Interest expense	134	142
Amortization of prior service cost	(303)	(410)
Actuarial loss	111	123
Net periodic pension (benefit)	$(47)	$(128)

14.  INVENTORIES

The following table summarizes the Company’s costs in inventory:

	June 30, 2014	June 30, 2013	March 31, 2014
Processed tobacco	$650,180	$776,149	$404,683
Unprocessed tobacco	317,713	316,128	309,570
Other	46,520	42,126	46,354
	$1,014,413	$1,134,403	$760,607

Alliance One International, Inc. and Subsidiaries

15.  OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2014	$(1,640)	$(36,461)	$(38,101)
Other comprehensive earnings before reclassifications	208	—	208
Amounts reclassified to net earnings, net of tax	—	414	414
Other comprehensive earnings, net of tax	208	414	622
Balances, June 30, 2014	$(1,432)	$(36,047)	$(37,479)

Balances, March 31, 2013	$(5,724)	$(49,468)	$(55,192)
Other comprehensive losses before reclassifications	749	—	749
Amounts reclassified to net earnings, net of tax	—	522	522
Other comprehensive losses, net of tax	749	522	1,271
Balances, June 30, 2013	$(4,975)	$(48,946)	$(53,921)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months ended June 30, 2014 and 2013:

	Three Months Ended June 30,
	2014	2013
Pension and postretirement plans (*):
Actuarial loss	$669	$879
Amortization of prior service cost	(255)	(357)
	$414	$522

Amounts reclassified from accumulated other comprehensive losses to net earnings	$414	$522

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

Alliance One International, Inc. and Subsidiaries

16.  SALE OF RECEIVABLES (continued)

          The agreements for the second and third securitization programs also allow the Company to receive a cash payment and a deferred purchase price receivable for sold receivables.  These are uncommitted programs, whereby the Company offers receivables for sale to the respective unaffiliated financial institution, which are then subject to acceptance by the unaffiliated financial institution.  Following the sale and transfer of the receivables to the unaffiliated financial institution, the receivables are isolated from the Company and its affiliates, and effective control of the receivables is passed to the unaffiliated financial institution, which has all rights, including the right to pledge or sell the receivables.  The Company receives no servicing fee from the unaffiliated financial institution and as a result, has established a servicing liability based upon unobservable inputs, primarily discounted cash flow.  This liability is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets.  The investment limits under these agreements are $35,000 and $100,000.
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows.  A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors.  The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction.  The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow.  As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date.  Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $13,721, $4,659 and $16,575 as a result of the net settlement as of June 30, 2014 and 2013 and March 31, 2014, respectively.  See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.
          The difference between the carrying amount of the receivables sold under these programs and the sum of the cash and fair value of the other assets received at the time of transfer is recognized as a loss on sale of the related receivables and recorded in Other Income (Expense) in the Condensed Consolidated Statements of Operations.

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	June 30,		March 31,
	2014	2013	2014
Receivables outstanding in facility	$70,506	$60,774	$204,364
Beneficial interest	$24,883	$21,349	$35,559
Servicing liability	$43	$43	$69
Cash proceeds for the three months ended June 30:
Cash purchase price	$41,637	$80,278
Deferred purchase price	38,502	43,465
Service fees	172	93
Total	$80,311	$123,836

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

●	Level 1 - Quoted prices for identical assets or liabilities in active markets.
●
Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

●	Level 3 - Significant inputs to the valuation model are unobservable.

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

	June 30, 2014	June 30, 2013	March 31, 2014
Carrying value	$829,752	$867,753	$904,919
Estimated fair value	864,938	892,423	919,435

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts.  The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative.  This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component.  The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period.  The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements.  As of June 30, 2014 and 2013 and March 31, 2014 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy.  However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates.  The assumptions for payment speed are based on the Company's historical experience.  The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin.  Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy.  Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at June 30, 2014 by $23 and $46, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary.  The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops.  The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans.  Should the loss rates change 10% or 20%, the fair value of the guarantee at June 30, 2014 would change by $338 or $676, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees.  The fair value of these guarantees is most closely tied to the theoretical interest rate differential.  Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at June 30, 2014 would change by $388 or $776, respectively.

Alliance One International, Inc. and Subsidiaries

17.  FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	June 30, 2014			June 30, 2013			March 31, 2014
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$1,550	$—	$1,550	$127	$—	$127	$—	$—	$—
Securitized beneficial interests	—	24,883	24,883	—	21,349	21,349	—	35,559	35,559
Total Assets	$1,550	$24,883	$26,433	$127	$21,349	$21,476	$—	$35,559	$35,559
Liabilities
Guarantees	$—	$7,262	$7,262	$—	$6,176	$6,176	$—	$7,344	$7,344
Derivative financial instruments	—	—	—	—	—	—	169	—	169
Total liabilities	$—	$7,262	$7,262	$—	$6,176	$6,176	$169	$7,344	$7,513

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended June 30, 2014
	Securitized Beneficial Interests	Guarantees
Beginning Balance March 31, 2014	$35,559	$7,344
Issuances of guarantees/sales of receivables	21,513	4,281
Settlements	(31,725)	(4,363)
Losses recognized in earnings	(464)	—
Ending Balance June 30, 2014	$24,883	$7,262

	Three Months Ended June 30, 2013
	Securitized Beneficial Interest	Guarantees
Beginning Balance March 31, 2013	$31,992	$6,367
Issuances of guarantees/sales of receivables	42,141	3,867
Settlements	(52,816)	(4,058)
Gains recognized in earnings	32	—
Ending Balance June 30, 2013	$21,349	$6,176

The amount of unrealized losses relating to assets still held at the respective dates of June 30, 2014 and 2013 and March 31, 2014 were $509, $496 and $1,572 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income.

Alliance One International, Inc. and Subsidiaries

17.  FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof for the period ended June 30, 2014:

	Fair Value at 6/30/2014		Unobservable Input	Range (Weighted Average)

Securitized Beneficial Interests	$24,883	Discounted Cash Flow	Discount Rate Payment Speed	2.66% to 2.78% 20 to 56 days
Tobacco Supplier Guarantees	$2,558	Historical Loss	Historical Loss	6.00% to 8.98%
Tobacco Supplier Guarantees	$822	Discounted Cash Flow	Market Interest Rate	6.14% to 46.0%
Deconsolidated Subsidiary Guarantees	$3,882	Discounted Cash Flow	Market Interest Rate	12%

18.  RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business.  The following is a summary of balances and transactions with related parties of the Company:

	June 30, 2014	June 30, 2013	March 31, 2014
Balances:
Accounts receivable	$76,672	$108,898	$44,869
Accounts payable	8,824	12,893	63,384

	Three Months Ended June 30,
	2014	2013
Transactions:
Purchases	$18,100	$27,943

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring inventory.
          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary.  The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia, South America, North America and Europe which purchase and process tobacco.

19.  INVESTEE COMPANIES

The Company has equity method investments in companies in India, Thailand, Turkey and Brazil that purchase and process tobacco. The investees and ownership percentages are as follows:  Transcontinental Leaf Tobacco India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%, Oryantal Tutun Paketleme 50%, and China Brasil Tobacos Exportadora SA (“CBT”) 49%.  On April 2, 2014, the Company completed the purchase of a 50% interest in Purilum, LLC, a U.S. company that develops, produces, and sells consumable e-liquids to manufacturers and distributors of e-vapor products.
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,460.  The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets, deferred taxes, and goodwill. The basis differences (except goodwill) are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At June 30, 2014, the basis difference was $14,910.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

Volumes and revenues declined this year due to challenging weather conditions in some regions and global tobacco markets that have entered oversupply. Both have delayed buying and are in line with internal expectations. Additionally, prices paid for green tobacco are lower than last year.  As anticipated, gross profit and gross profit as a percentage of sales, improved, mainly driven by enhanced operating performance including reduced unrecovered farmer advances. Selling, general and administrative expenses decreased primarily due to lower incentive compensation, professional fees and amortization related to internally developed software, while restructuring costs did not occur this year, resulting in increased operating income. Additionally, net interest costs decreased compared to last year’s quarter, primarily related to lower average borrowing levels.

Liquidity

Our liquidity requirements are impacted by various factors including crop seasonality, foreign currency exchange rates, interest rates, green tobacco prices, customer mix, crop size and quality.  We monitor and adjust funding sources based on a number of industry, business and financial market considerations. In fiscal 2014, we extended our U.S. revolving credit facility maturity to April 2017. At the same time we issued $735.0 million of new eight year senior secured second lien notes that refinanced our $635.0 million senior notes, effectively extending the maturity on this tranche to 2021. Additionally, we retired approximately $113.9 million of our $115.0 million 5.5% convertible senior subordinated notes.  The collective refinancing extended the majority of our long-term debt and reduced uncertainty related to the capital markets, while providing a solid base for the business. We will continue to monitor capital markets and utilize various short-term funding sources to enhance and drive various business opportunities that maintain flexibility and meet cost expectations.

Outlook

We expect full year revenue to be similar to last year despite the slow start that reduced first quarter sales and is expected to have the same impact through the second quarter. In addition, we anticipate various profitability measurements to be improved over the prior year. Working capital efficiency and improving our cash cycle are important again this year and combined with enhanced factory efficiencies, should further improve our operating results.  Inventories are well positioned below last year’s quarter end that benefited from the deconsolidation of a Brazilian subsidiary, following finalizing a joint venture in March 2014 and uncommitted inventories within our stated range. Further, we are working to reduce year-end inventory levels versus the prior year based on disciplined buying that is anticipated to reduce net debt levels.
          Our global plan includes continued focus on sustainability with further roll out of our integrated production system, which is important to our customers. Our integrated production system enhances our dedicated global supplier base, improves product quality, increases farm family income, supports local communities where we operate and reduces the impact our business has on the environment. Success in these areas, combined with attention to our customers’ evolving longer term requirements in a cost effective manner, are anticipated to improve our results and enhance long-term shareholder value.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

RESULTS OF OPERATIONS:

	Three Months Ended June 30,
		Change
	2014	$	%	2013
Kilos sold	47.7	(28.6)	(37.5)	76.3
Tobacco sales and other operating revenues:
Sales and other operating revenues	$232.2	$(138.5)	(37.4)	$370.7
Average price per kilo	4.87	0.01	0.2	4.86
Processing and other revenues	16.8	3.6	27.3	13.2
Total sales and other operating revenues	249.0	(134.9)	(35.1)	383.9
Tobacco cost of goods sold:
Tobacco costs	195.4	(126.8)	(39.4	322.2
Transportation, storage and other period costs	10.9	(8.8)	(44.7)	19.7
Derivative financial instrument and exchange (gains) losses	(1.2)	(8.6)	(116.2)	7.4
Total tobacco cost of goods sold	205.1	(144.2)	(41.3)	349.3
Average cost per kilo	4.30	(0.28)	(6.1)	4.58
Processing and other revenues cost of services sold	8.8	2.7	44.3	6.1
Total cost of goods and services sold	213.9	(141.5)	(39.8)	355.4
Gross profit	35.1	6.6	23.2	28.5
Selling, general and administrative expenses	31.3	(4.2)	(11.8)	35.5
Other income	0.8	(0.4)	(33.3)	1.2
Restructuring and asset impairment charges	—	(2.2)	(100.0)	2.2
Operating income (loss)	4.6	12.5 *	158.2	(7.9	) *
Interest expense	26.9	(1.9)	(6.6)	28.8
Interest income	1.4	(0.6)	(30.0)	2.0
Income tax expense (benefit)	(2.9)	(3.8)	(422.2)	0.9
Equity in net loss of investee companies	(0.5)	0.5	50.0	(1.0)
Income attributable to noncontrolling interests	—	(0.1)	(100.0)	0.1
Loss attributable to Alliance One International, Inc.	$(18.6)	$18.3	49.6	$(36.9	) *

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
Summary
Total sales and other operating revenues decreased 35.1% to $249.0 million primarily due to a 37.5% decrease in volumes.  Reduced volumes were primarily from Brazil due to the delay in the purchasing and processing of the current crop there due to weather related issues, the impact of an oversupply of tobacco in the global market, opportunistic sales in the prior year and shipments in the prior year that had been delayed from fiscal 2013 in other regions.  As a result of the oversupply, prices paid to tobacco suppliers in Brazil and Africa are lower this year which has lowered our average sales prices and average tobacco costs on a per kilo basis.  However, due to product mix and customer mix in Asia and Europe, average sales prices remained consistent with the prior year.  Because the higher costs per kilo of the prior crop were not fully passed on to our customers in Brazil and Africa last year, the impact of lower prices paid to tobacco suppliers on our average tobacco cost per kilo significantly improved our gross margin.  Average tobacco costs per kilo were further decreased due to lower period costs primarily from prior year losses in Zambia related to reduced recoveries of advances to tobacco suppliers that did not recur and the impact of currency movements on derivative and exchange losses in the prior year compared to gains in the current year. Processing revenues and cost of services increases were primarily due to increased customer demand.  Although volumes decreased this year, the impact of higher green costs not fully recovered from customers, the losses in Zambia and currency losses in the prior year that did not occur in the current year resulted in a 23.2% increase in gross margin to $35.1 million and an improvement in our gross margin as a percentage of sales from 7.4% to 14.1%. Selling, general and administrative expense ("SG&A") improvement was primarily from lower incentive compensation,

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 (continued)

Summary (continued)
professional fees and amortization related to internally developed software.  The prior year included restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in Turkey.  Due to the changes in our results for the quarter, operating income increased 158.2% to $4.6 million when compared with the prior year.
          Our interest costs decreased from the prior year related primarily due to lower average borrowings partially offset by higher average rates.  Our effective tax rate was 13.9% this year compared to (2.5)% last year. The variance in the effective tax rate between this year and last year is mainly related to net exchange losses on income tax accounts, lower foreign income tax rates and certain losses for which no tax benefit has been recorded.

South America Region

South America Region Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2014	$	%	2013
Kilos sold	11.0	(21.0)	(65.6)	32.0
Tobacco sales and other operating revenues:
Sales and other operating revenues	$52.1	$(127.1)	(70.9)	$179.2
Average price per kilo	4.74	(0.86)	(15.4)	5.60
Processing and other revenues	10.0	1.9	23.5	8.1
Total sales and other operating revenues	62.1	(125.2)	(66.8)	187.3
Tobacco cost of goods sold
Tobacco costs	40.1	(116.5)	(74.4)	156.6
Transportation, storage and other period costs	4.2	(1.0)	(19.2)	5.2
Derivative financial instrument and exchange (gains) losses	(2.4)	(7.4)	(148.0)	5.0
Total tobacco cost of goods sold	41.9	(124.9)	(74.9)	166.8
Average cost per kilo	3.81	(1.40)	(26.9)	5.21
Processing and other revenues costs of services sold	4.6	1.4	43.8	3.2
Total cost of goods and services sold	46.5	(123.5)	(72.6)	170.0
Gross profit	15.6	(1.7)	(9.8)	17.3
Selling, general and administrative expenses	10.0	(1.5)	(13.0)	11.5
Other income	1.0	(0.1)	(9.1)	1.1
Restructuring and asset impairment charges	—	—	—	—
Operating income	$6.6	$(0.3)	(4.3)	$6.9

Total sales and other operating revenues decreased 66.8% to $62.1 million due to a 65.6% decrease in volumes primarily due to the delay in the purchasing of the current crop in Brazil as well as the impact of an oversupply of tobacco in the global market.  As a result of the oversupply, prices paid to tobacco suppliers are lower this year which has lowered our average sales prices and average tobacco costs on a per kilo basis.  As a result of not fully passing on the higher cost of the prior crop to our customers last year, the impact of lower average tobacco cost per kilo this year greatly improved our gross margin.    Also decreasing our costs per kilo this year was the impact of derivative gains in the current year from currency movements compared to losses in the prior year.  Despite lower volumes this year, our gross margin only decreased $1.7 million to $15.6 million compared to last year when we were not able to fully pass on the higher costs of the crop to our customers.  With our gross margin remaining relatively consistent with the prior year, our gross margin as a percentage of sales improved from 9.2% last year to 25.1% this year.  Reductions in SG&A were attributable to currency movement and allocations for general corporate services.  Operating income remained comparable to the prior year as a result of the impact of the change in results for the region.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS: (continued)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 (continued)

Value Added Services

Value Added Services Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2014	$	%	2013
Kilos sold	5.8	0.4	(65.6)	5.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$29.0	$0.4	(1.4)	$28.6
Average price per kilo	5.00	(0.30)	(537)	5.30
Processing and other revenues	2.4	—	—	2.4
Total sales and other operating revenues	31.4	0.4)	1.3	31.0
Tobacco cost of goods sold
Tobacco costs	22.7	(0.1)	(0.4)	22.8
Transportation, storage and other period costs	1.0	(0.2)	(16.7)	1.2
Derivative financial instrument and exchange (gains) losses	—	—	—	—
Total tobacco cost of goods sold	23.7	(0.3)	(1.3)	24.0
Average cost per kilo	4.09	(0.35)	(7.9)	4.44
Processing and other revenues costs of services sold	1.8	0.1	5.9	1.7
Total cost of goods and services sold	25.5	(0.2)	(0.8)	25.7
Gross profit	5.9	0.6	11.3	5.3
Selling, general and administrative expenses	3.0	0.3	11.1	2.7
Other income	—	—	—	—
Restructuring and asset impairment charges	—	—	—	—
Operating income	$2.9	$0.3	11.5	$2.6

Total sales and other operating revenues increased 1.3% to $31.4 million primarily due to a 7.4% increase in volumes as our Jordan location begins its second full year of operations that were partially offset by a 5.7% decrease in average selling prices due to product mix.  Decreases in tobacco costs of sales and costs per kilo were attributable to increased throughput which lowered our conversion costs as well as product mix.  As a result, our gross margin improved 11.3% to $5.9 million and our gross margin as a percentage of sales increased from 17.1% to 18.8%.  SG&A increases were due to allocations for general corporate services.  For the quarter, our operating income increased 11.5% to $2.9 million compared to same quarter last year.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations (continued)

Results of Operations (continued)

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended
	June 30,
		Change
(in millions, except per kilo amounts)	2014	$	%	2013
Kilos sold	30.9	(8.0)	(20.6)	38.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$151.1	$(11.8)	(7.2)	$162.9
Average price per kilo	4.89	0.70	16.7	4.19
Processing and other revenues	4.4	1.7	63.0	2.7
Total sales and other operating revenues	155.5	(10.1)	(6.1)	165.6
Tobacco cost of goods sold
Tobacco costs	132.6	(10.2)	(7.1)	142.8
Transportation, storage and other period costs	5.7	(7.6)	(57.1)	13.3
Derivative financial instrument and exchange losses	1.2	(1.2)	(50.0)	2.4
Total tobacco cost of goods sold	139.5	(19.0)	(12.0)	158.5
Average cost per kilo	4.51	0.44	10.8	4.07
Processing and other revenues costs of services sold	2.4	1.2	100.0	1.2
Total cost of goods and services sold	141.9	(17.8)	(11.1)	159.7
Gross profit	13.6	7.7	130.5	5.9
Selling, general and administrative expenses	18.3	(3.0)	(14.1)	21.3
Other income	(0.2)	(0.3)	(300.0)	0.1
Restructuring and asset impairment charges	—	(2.2)	(100.0)	2.2
Operating income (loss)	$(4.9)	$12.6	72.0	$(17.5)

Total sales and other operating revenues decreased 6.1% to $155.5 million due to decreased tobacco sales revenue.  Processing revenues and cost of services increases were due to increased customer volumes in the United States.  Tobacco sales revenue and cost decreases were mainly from lower volumes as a result of opportunistic sales in the prior year that did not occur this year as well as shipments in the prior year that had been delayed from fiscal 2013.  Total tobacco costs also decreased due to lower period costs as a result of the prior year containing $11.0 million expensed in Zambia primarily related to reduced recoveries of advances to tobacco suppliers.  Although prices paid to African tobacco suppliers in the current year are lower in response to the global oversupply market, our average sales price and tobacco cost per kilo increased primarily attributable to product mix and customer mix in Asia and Europe. Although total revenues and costs decreased due to lower volumes, primarily the non-recurrence of the prior year charge for lower recoveries from Zambian tobacco suppliers resulted in a 130.5% increase in gross margin to $13.6 million and an increase in gross margin as a percentage of sales from 3.6% to 8.7%.  Decreases in SG&A are associated with reductions in incentive compensation, professional fees and amortization related to internally developed software.  The prior year included restructuring and asset impairment charges related to a joint processing venture in Turkey and equipment charges in Africa.  As a result of the changes in results for the region, operating income increased 72.0% from $(17.5) million last year to $(4.9) million this year.

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
          As of June 30, 2014, we are approaching the seasonally adjusted high for our South American crop lines as we are completing purchasing and processing in these markets with shipping stepping into full mode.  In Africa, purchasing will continue through August in most sourcing areas while processing and consequently shipping will peak in the second and third quarters.  In Asia, the Chinese crop is fully processed and the Thai crops are fully purchased, with significant shipping still to come, while some Indian traditional crop is still left to purchase and process.  The Indonesian purchasing season begins in August.  Europe has completed purchases of the 2014 crop and is finishing processing with most shipping to come.  North America is preparing to begin flue cured purchasing in August with processing and shipping to follow, which will commence its seasonally elevated working capital needs.  Fluctuation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements; as such, we will monitor and hedge foreign currency costs actively, and as needed on a currency-by-currency basis.

Working Capital
Our working capital decreased from $819.4 million at March 31, 2014 to $731.0 million at June 30, 2014.  Our current ratio was 1.9 to 1 at June 30, 2014 compared to 2.6 to 1 at March 31, 2014.  The decrease in working capital is primarily attributable to increased notes payable that was partially offset by increased inventories and advances to tobacco suppliers as the South America and Africa crops are currently being purchased and processed.  Working capital also decreased due to increased cash used for operations and to reduce payables according to payment terms.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows.  Approximately $18.8 million of our outstanding cash balance at June 30, 2014 was held in foreign jurisdictions.  As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	June 30,		March 31,
(in millions except for current ratio)	2014	2013	2014
Cash and cash equivalents	$126.2	$148.8	$234.7
Trade and other receivables, net	186.9	197.1	176.5
Inventories and advances to tobacco suppliers	1,073.0	1,237.0	810.2
Total current assets	1,530.4	1,781.4	1,320.8
Notes payable to banks	541.2	634.7	212.7
Accounts payable	89.1	92.5	115.2
Advances from customers	40.9	68.0	22.1
Total current liabilities	799.4	931.5	501.4
Current ratio	1.9 to 1	1.9 to 1	2.6 to 1
Working capital	731.0	849.9	819.4
Long-term debt	825.4	861.4	900.4
Stockholders’ equity attributable to Alliance One International, Inc.	256.2	303.3	273.6
Net cash provided (used) by:
Operating activities	$(348.2)	$(238.4)	$262.4
Investing activities	(9.5)	(7.4)	(20.4
Financing activities	250.0	303.6	(100.5

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities increased $109.8 million in 2014 compared to 2013.  The increase is cash used was primarily due to less cash from customer advances in response to an oversupply market, more cash used for inventories and advances to tobacco suppliers as the prior year included opportunistic sales and sales delayed from fiscal 2013 and more cash used to reduce payables and accrued expenses due to the payment terms of those liabilities.

Investing Cash Flows
Net cash used by investing activities increased $2.1 million in 2014 compared to 2013.  The increase in cash used was primarily due to the change in restrictions on cash in accordance with terms of the related agreements, increased purchases of property, plant and equipment due to timing of investment in capital assets and the change in other investing activities..

Financing Cash Flows
Net cash provided by financing activities decreased $53.6 million in 2014 compared to 2013.  This decrease was primarily due to less proceeds from long-term debt attributable to the timing of our revolver borrowings that were partially offset by an increase in proceeds from short-term borrowings for the seasonal financing of the purchase and processing of the South America and Africa crops.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations.  At June 30, 2014, we had cash of $126.2 million and total debt outstanding of $1,371.0 million comprised of $541.2 million of notes payable to banks, $100.0 million under our revolving credit facility, $7.2 million of other long-term debt, $721.5 million of 9.875% senior notes and $1.1 million of 5.5% convertible senior subordinated notes.  The $328.5 million seasonal increase in notes payable to banks from March 31, 2014 to June 30, 2014 results from anticipated seasonal fluctuation to account for borrowings under the South America and Africa credit lines.  Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2014 and 2013, respectively, were $540.5 million at a weighted average interest rate of 4.7% and $714.6 million at a weighted average interest rate of 4.3%.  Aggregated peak borrowings by facility occurring at anytime during the three months ended June 30, 2014 and 2013 were repaid with cash provided by operating activities.  Available credit as of June 30, 2014 was $530.0 million comprised of $110.3 million under our revolver, $409.8 million of notes payable to banks, $1.4 million of other long-term debt and $8.5 million of availability exclusively for letters of credit.  In fiscal 2015, we expect to incur approximately $27.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency.  No cash dividends were paid to stockholders during the quarter ended June 30, 2014 and  payment of dividends is restricted under the terms of our revolving credit facility and the indenture governing our senior notes.  We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions.  The following table summarizes our debt financing as of June 30, 2014:

			June 30, 2014
	Outstanding		Lines and
	March 31,	June 30,	Letters	Interest
(in millions)	2014	2014	Available	Rate
Senior secured credit facility:
Revolver (1)	175.0	100.0	110.3	5.7%
Senior notes:
9.875% senior secured second lien notes due 2021	721.1	721.5	—	9.9%
5 ½% convertible senior subordinated notes due 2014	1.1	1.1	—	5.5%
Other long-term debt	7.7	7.2	1.4	7.5	%(2)
Notes payable to banks (3)	212.7	541.2	409.8	4.4	%(2)
Total debt	1,117.6	1,371.0	521.5
Short term	212.7	541.2
Long term:
Long term debt current	4.5	4.4
Long term debt	900.4	825.4
	904.9	829.8
Letters of credit	5.3	10.0	8.5
Total credit available			530.0

(1) As of June 30, 2014 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the three months ended June 30, 2014.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level.  These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location.  These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time.  These loans are typically renewed at the outset of each tobacco season.  As of June 30, 2014, we had approximately $541.2 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $969.5 million subject to limitations as provided for in the Credit Agreement.  Additionally against these lines there was $8.5 million available in unused letter of credit capacity with $10.0 million issued but unfunded.

RECENT ACCOUNTING PRONOUNCMENTS NOT YET ADOPTED:
In May 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance that outlines a single comprehensive model to use in accounting for revenue from contracts with customers. The primary objective of this accounting guidance is to recognize revenue that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. This accounting guidance is effective for the Company on April 1, 2017. The Company is currently evaluating the impact of this new guidance and it may have a material impact on its financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

FACTORS THAT MAY AFFECT FUTURE RESULTS:
Readers are cautioned that the statements contained in this report regarding expectations of our performance or other matters that may affect our business, results of operations or financial condition are “forward-looking statements” as defined in the Private Securities Litigation Reform Act of 1995.  These statements, which are based on current expectations of future events, may be identified by use of words such as “strategy,” “expects,” “continues,” “plans,” “anticipates,” “believes,” “will,” “estimates,” “intends,” “projects,” “goals,” “targets” and other words of similar meaning.  These statements also may be identified by the fact that they do not relate strictly to historical or current facts.  If underlying assumptions prove inaccurate or if known or unknown risks or uncertainties materialize, actual results could vary materially from those anticipated, estimated or projected.  Some of these risks and uncertainties include changes in the timing of anticipated shipments, changes in anticipated geographic product sourcing, political instability in sourcing locations, currency and interest rate fluctuations, shifts in the global supply and demand position for our tobacco products, and the impact of regulation and litigation on our customers.  A further list and description of these risks, uncertainties and other factors can be found in the “Risk Factors” section of our Annual Report on Form 10-K for the fiscal year ended March 31, 2014 and in our other filings with the Securities and Exchange Commission.  We do not undertake to update any forward-looking statements that we may make from time to time.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

There have been no significant changes to our market risk since March 31, 2014.  For a discussion on our exposure to market risk, refer to Part II, Item 7A “Quantitative and Qualitative Disclosures About Market Risk” contained in our Annual Report on Form 10-K for the year ended March 31, 2014.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of June 30, 2014.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of June 30, 2014.

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
          There were no changes that occurred during the three months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

10.1
First Amendment to Amended and Restated Credit Agreement dated as of May 30, 2014 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith)

10.2
Consulting Agreement, dated as of June 27, 2014, between Alliance One International, Inc. and Robert A. Sheets, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s first Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 1-3684).

10.3
Consulting Agreement, dated as of June 27, 2014, between Alliance One International, Inc. and J. Henry Denny, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s second Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 1-3684).

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

Alliance One International, Inc.

Date: August 5, 2014	By:	/s/ Nichlas A. Fink
Nichlas A. Fink
Vice President - Controller and Chief
Compliance Officer

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

10.1
First Amendment to Amended and Restated Credit Agreement dated as of May 30, 2014 among Alliance One International, Inc., Intabex Netherlands B.V., Alliance One International AG, the Lenders party thereto, and Deutsche Bank Trust Company Americas, as administrative agent (filed herewith)

10.2
Consulting Agreement, dated as of June 27, 2014, between Alliance One International, Inc. and Robert A. Sheets, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s first Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 1-3684).

10.3
Consulting Agreement, dated as of June 27, 2014, between Alliance One International, Inc. and J. Henry Denny, incorporated by reference to Exhibit 10.1 to Alliance One International, Inc.’s second Current Report on Form 8-K filed on June 30, 2014 (SEC File No. 1-3684).

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