Form 10-Q
period 2014-09-30
ALLIANCE ONE INTERNATIONAL, INC.
filed 2014-11-04
CIK 939930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2014.

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
                                               Yes [ ]                                                                              No [X]

As of October 31, 2014, the registrant had 88,407,399 shares outstanding of Common Stock (no par value) excluding 7,853,121 shares owned by a wholly owned subsidiary.

Alliance One International, Inc. and Subsidiaries

Table of Contents

			Page No.
Part I.	Financial Information

	Item 1.	Financial Statements (Unaudited)

		Condensed Consolidated Statements of Operations
		Three and Six Months Ended September 30, 2014 and 2013	3

		Condensed Consolidated Statements of Comprehensive Income (Loss)
		Three and Six Months Ended September 30, 2014 and 2013	4

		Condensed Consolidated Balance Sheets
		September 30, 2014 and 2013 and March 31, 2014	5

		Condensed Statements of Consolidated Stockholders’ Equity
		Six Months Ended September 30, 2014 and 2013	6

		Condensed Consolidated Statements of Cash Flows
		Six Months Ended September 30, 2014 and 2013	7

		Notes to Condensed Consolidated Financial Statements	8 – 23

	Item 2.	Management's Discussion and Analysis
		of Financial Condition and Results of Operations	24 – 35

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	35

	Item 4.	Controls and Procedures	35 – 36

Part II.	Other Information

	Item 1.	Legal Proceedings	36

	Item 1A.	Risk Factors	36

	Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	36

	Item 3.	Defaults Upon Senior Securities	36

	Item 4.	Mine Safety Disclosures	36

	Item 5.	Other Information	36

	Item 6.	Exhibits	36

Signature			37

Index of Exhibits			38

Part I. Financial Information

Item 1. Financial Statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except per share data)	2014	2013	2014	2013

Sales and other operating revenues	$589,815	$700,680	$838,832	$1,084,567
Cost of goods and services sold	518,332	616,710	732,245	972,103
Gross profit	71,483	83,970	106,587	112,464
Selling, general and administrative expenses	36,000	34,641	67,325	70,132
Other income (expense)	327	(499)	1,127	745
Restructuring and asset impairment charges	500	580	500	2,776
Operating income	35,310	48,250	39,889	40,301
Debt retirement expense	—	55,582	—	55,599
Interest expense (includes debt amortization of $2,010 and $2,691 for the three months and $3,562 and $5,201 for the six months in 2014 and 2013, respectively)	28,495	31,684	55,417	60,527
Interest income	1,574	1,859	2,925	3,845
Income (loss) before income taxes and other items	8,389	(37,157)	(12,603)	(71,980)
Income tax expense	11,345	10,291	8,431	11,159
Equity in net income of investee companies	1,039	1,362	554	320
Net loss	(1,917)	(46,086)	(20,480)	(82,819)
Less: Net income (loss) attributable to noncontrolling interests	(7)	(104)	48	25
Net loss attributable to Alliance One International, Inc.	$(1,910)	$(45,982)	$(20,528)	$(82,844)

Loss per share:
Basic	$(.02)	$(.53)	$(.23)	$(.95)
Diluted	$(.02)	$(.53)	$(.23)	$(.95)

Weighted average number of shares outstanding:
Basic	88,233	87,570	88,113	87,522
Diluted	88,233	87,570	88,113	87,522

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
Three and Six Months Ended September 30, 2014 and 2013
(Unaudited)

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands)	2014	2013	2014	2013

Net loss	$(1,917)	$(46,086)	$(20,480)	$(82,819)

Other comprehensive income (loss), net of tax:
Currency translation adjustment	(4,287)	1,861	(4,079)	2,610
Defined benefit pension amounts reclassified to income	413	522	827	1,044
Total other comprehensive income (loss), net of tax	(3,874)	2,383	(3,252)	3,654
Total comprehensive loss	(5,791)	(43,703)	(23,732)	(79,165)
Comprehensive income (loss) attributable to noncontrolling interests	(7)	(104)	48	25
Comprehensive loss attributable to Alliance One International, Inc.	$(5,784)	$(43,599)	$(23,780)	$(79,190)

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
(in thousands)				September 30, 2014	September 30, 2013	March 31, 2014
ASSETS
Current assets
Cash and cash equivalents				$109,607	$85,430	$234,742
Trade and other receivables, net				233,785	319,539	176,459
Accounts receivable, related parties				66,191	99,053	44,869
Inventories				976,416	984,773	760,607
Advances to tobacco suppliers				67,371	117,577	49,598
Recoverable income taxes				5,554	7,857	4,789
Current deferred taxes				10,853	24,897	10,013
Prepaid expenses				28,597	33,048	27,667
Other current assets				11,169	12,656	12,053
Total current assets				1,509,543	1,684,830	1,320,797
Other assets
Investments in unconsolidated affiliates				52,199	24,482	50,876
Goodwill and other intangible assets				33,550	29,248	34,725
Long-term recoverable income taxes				5,834	—	5,423
Deferred income taxes				36,567	49,114	40,927
Other deferred charges				18,712	22,739	19,038
Other noncurrent assets				33,496	44,389	42,255
				180,358	169,972	193,244
Property, plant and equipment, net				255,759	265,840	261,246
				$1,945,660	$2,120,642	$1,775,287

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Notes payable to banks				$581,532	$668,919	$212,669
Accounts payable				55,429	49,282	115,177
Due to related parties				39,640	27,907	63,384
Advances from customers				58,596	113,484	22,133
Accrued expenses and other current liabilities				96,049	91,371	72,694
Income taxes				9,238	15,484	10,784
Long-term debt current				3,014	56,173	4,556
Total current liabilities				843,498	1,022,620	501,397

Long-term debt				755,737	721,652	900,363
Deferred income taxes				5,410	6,060	5,788
Liability for unrecognized tax benefits				9,617	8,662	9,436
Pension, postretirement and other long-term liabilities				76,785	97,685	81,415
				847,549	834,059	997,002
Commitments and contingencies
Stockholders’ equity	September 30, 2014	September 30, 2013	March 31, 2014
Common Stock—no par value:
Authorized shares	250,000	250,000	250,000
Issued shares	96,261	95,692	96,012	467,139	462,011	465,682
Retained deficit				(174,516)	(150,173)	(153,988)
Accumulated other comprehensive loss				(41,353)	(51,538)	(38,101)
Total stockholders’ equity of Alliance One International, Inc.				251,270	260,300	273,593
Noncontrolling interests				3,343	3,663	3,295
Total equity				254,613	263,963	276,888
				$1,945,660	$2,120,642	$1,775,287
See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED STATEMENTS OF CONSOLIDATED STOCKHOLDERS’ EQUITY (Unaudited)

	Attributable to Alliance One International, Inc.

			Accumulated Other Comprehensive Loss
(in thousands)	Common Stock	Retained Deficit	Currency Translation Adjustment	Pensions, Net of Tax	Noncontrolling Interests	Total Equity

Balance, March 31, 2013	$460,914	$(67,329)	$(5,724)	$(49,468)	$3,638	$342,031
Net income (loss)	—	(82,844)	—	—	25	(82,819)
Stock-based compensation	1,097	—		—	—	1,097
Other comprehensive income, net of tax	—	—	2,610	1,044	—	3,654

Balance, September 30, 2013	$462,011	$(150,173)	$(3,114)	$(48,424)	$3,663	$263,963

Balance, March 31, 2014	$465,682	$(153,988)	$(1,640)	$(36,461)	$3,295	$276,888
Net income (loss)	—	(20,528)	—	—	48	(20,480)
Stock-based compensation	1,457	—	—	—	—	1,457
Other comprehensive loss, net of tax	—	—	(4,079)	827	—	(3,252)

Balance, September 30, 2014	$467,139	$(174,516)	$(5,719)	$(35,634)	$3,343	$254,613

See notes to condensed consolidated financial statements

Alliance One International, Inc. and Subsidiaries CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS Six Months Ended September 30, 2014 and 2013 (Unaudited)

(in thousands)	September 30, 2014	September 30, 2013

Operating activities
Net loss	$(20,480)	$(82,819)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	14,812	17,212
Debt amortization/interest	4,220	6,810
Debt retirement costs	—	55,599
Loss on foreign currency transactions	3,840	11,075
Restructuring and asset impairment charges	500	2,776
Bad debt expense	4,266	64
Stock-based compensation	1,738	1,712
Changes in operating assets and liabilities, net	(343,610)	(182,574)
Other, net	355	323
Net cash used by operating activities	(334,359)	(169,822)

Investing activities
Purchases of property, plant and equipment	(14,405)	(11,937)
Proceeds from sale of property, plant and equipment	833	667
Payments to acquire equity method investments	(1,055)	—
Other, net	(57)	(182)
Net cash used by investing activities	(14,684)	(11,452)

Financing activities
Net proceeds from short-term borrowings	378,146	307,805
Proceeds from long-term borrowings	30,000	885,300
Repayment of long-term borrowings	(176,804)	(960,894)
Debt issuance cost	(4,963)	(21,938)
Debt retirement costs	—	(34,347)
Net cash provided by financing activities	226,379	175,926

Effect of exchange rate changes on cash	(2,471)	(1,248)

Decrease in cash and cash equivalents	(125,135)	(6,596)
Cash and cash equivalents at beginning of period	234,742	92,026
Cash and cash equivalents at end of period	$109,607	$85,430

Other information:
Cash paid for income taxes	$6,940	$5,697
Cash paid for interest	45,682	50,457
Cash received from interest	(3,055)	(5,824)

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
          On March 26, 2014, the Company sold 51% of a Brazilian subsidiary to China Tobacco and reported its remaining 49% interest in the subsidiary under the equity method of accounting at March 31, 2014. As a result the September 30, 2014 Condensed Consolidated Balance Sheet, Condensed Consolidated Statement of Operations and Condensed Consolidated Statement of Cash Flows do not include the assets, liabilities, results of operations and cash flows of this subsidiary which were included in the September 30, 2013 financial statements.

Taxes Collected from Customers
Certain subsidiaries are subject to value added taxes on local sales. These amounts have been included in sales and cost of sales and were $8,247 and $3,431 for the three months ended September 30, 2014 and 2013, respectively and $14,488 and $10,962 for the six months ended September 30, 2014 and 2013, respectively.

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
          In August 2014, the FASB issued new accounting guidance on determining when and how to disclose going concern uncertainties in the financial statements. The primary objective of this accounting guidance is for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting guidance is effective for the Company on March 31, 2017. The Company is currently evaluating the impact of this new guidance and does not expect it to have a material impact on its financial condition or results of operations.

Alliance One International, Inc. and Subsidiaries

2. INCOME TAXES

Accounting for Uncertainty in Income Taxes
As of September 30, 2014, the Company’s unrecognized tax benefits totaled $10,180, of which $7,678 would impact the Company’s effective tax rate if recognized.
         The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense. As of September 30, 2014, accrued interest and penalties totaled $829 and $1,111 respectively.
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
         The Company and its subsidiaries file a U.S. federal consolidated income tax return as well as returns in several U.S. states and a number of foreign jurisdictions. As of September 30, 2014, the Company’s earliest open tax year for U.S. federal income tax purposes was its fiscal year ended March 31, 2009. Open tax years in state and foreign jurisdictions generally range from three to six years.

Provision for the Six Months Ended September 30, 2014
The effective tax rate used for the six months ended September 30, 2014 was (66.9)% compared to (15.5)% for the six months ended September 30, 2013. The effective tax rates for these periods are based on the current estimate of full year results including the effect of taxes related to discrete events which are recorded in the interim period in which they occur. The difference in the effective tax rate in one year compared to another is the result of many factors that include, but are not limited to, differences in forecasted income for the respective years, differences in year-to-date income for the periods, certain losses for which no tax benefit is recorded; and, differences between discrete items recognized for the periods that include changes in valuation allowances, net exchanges losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The Company expects the tax rate for the year ended March 31, 2015 to be 97.7% after absorption of discrete items.
         For the six months ended September 30, 2014, the Company recorded a discrete event adjustment expense of $3,899, bringing the effective tax rate estimated for the six months of (36.0)% to (66.9)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. For the six months ended September 30, 2013 , the Company recorded a discrete event adjustment expense of $6,722, bringing the effective tax rate estimated for the six months of (6.2)% to (15.5)%. This discrete event adjustment expense relates primarily to net exchange losses on income tax accounts and net exchange gains related to liabilities for unrecognized tax benefits. The significant difference in the estimated effective tax rate for the six months ended September 30, 2014 from the U.S. federal statutory rate is primarily due to net exchange losses on income tax accounts, foreign income tax rates lower than the U.S. rate and certain losses for which no benefit is currently recorded.

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
         The following table summarizes amounts guaranteed and the fair value of those guarantees:

	September 30, 2014	September 30, 2013	March 31, 2014
Amounts guaranteed (not to exceed)	$250,455	$126,608	$301,870
Amounts outstanding under guarantee	208,316	121,634	218,847
Fair value of guarantees	7,272	6,023	7,344

         Of the guarantees outstanding at September 30, 2014, all expire within one year. The fair value of guarantees is recorded in Accrued Expenses and Other Current Liabilities in the Condensed Consolidated Balance Sheets and included in crop costs except for Zimbabwe and Brazil which is included in Accounts Receivable, Related Parties.

Alliance One International, Inc. and Subsidiaries

3. GUARANTEES (continued)
         In Brazil, certain suppliers obtain government subsidized rural credit financing from local banks that is guaranteed by the Company. The Company withholds amounts owed to suppliers related to the rural credit financing of the supplier upon delivery of tobacco to the Company. The Company remits payments to the local banks on behalf of the guaranteed suppliers. Terms of rural credit financing are such that repayment is due to local banks based on contractual due dates. As of September 30, 2014 and 2013 and March 31, 2014, respectively, the Company had balances of $1,368, $3,200 and $26,076 that were due to local banks on behalf of suppliers. These amounts are included in Accounts Payable in the Condensed Consolidated Balance Sheets.

4. RESTRUCTURING AND ASSET IMPAIRMENT CHARGES

The Company previously implemented several strategic initiatives in response to shifts in supply and demand balances and changing business models of its customers. These initiatives were substantially complete at March 31, 2014. The Company continues to focus on improving factory efficiencies and other core components of its business. As part of this focus, the Company agreed to a joint processing venture in Turkey during the three months ended June 30, 2013. As a result, the Company recorded pretax charges of $1,893 in connection with the reduction in workforce including the effect on the Company's defined benefit pension plans of $1,261. An asset impairment charge of $303 was recorded for certain processing equipment in connection with the new venture. During the three months ended September 30, 2013, employee separation charges of $580 were incurred as the Company continues to respond to changes in its business. As a result of the construction of a new U.S. cut rag facility with state of the art machinery and equipment, the Company recorded a $500 asset impairment charge for certain machinery and equipment at the previous facility during the three months ended September 30, 2014.
         The following table summarizes the restructuring charges recorded in the Company’s reporting segments during the three months and six months ended September 30, 2014 and 2013, respectively:

	Three Months Ended September 30,		Six Months Ended September 30,
Restructuring and Asset Impairment Charges	2014	2013	2014	2013
Employee separation and other cash charges:
Beginning balance	$101	$1,144	$397	$668
Period charges:
Severance charges	—	580	—	1,212
Total period charges	—	580	—	1,212
Payments through September 30	(101)	(676)	(397)	(832)
Ending balance September 30	$—	$1,048	$—	$1,048
Asset impairment and other non-cash charges	$500	$—	$500	$1,564
Total restructuring charges for the period	$500	$580	$500	$2,776

	Three Months Ended September 30,		Six Months Ended September 30,
Employee Separation and Other Cash Charges	2014	2013	2014	2013
Beginning balance:	$101	$1,144	$397	$668
South America	—	—	—	—
Value added services	—	—	—	—
Other regions	101	1,144	397	668
Period charges:	$—	$580	$—	$1,212
South America	—	433	—	433
Value added services	—	—	—	—
Other regions	—	147	—	779
Payments through September 30	$(101)	$(676)	$(397)	$(832)
South America	—	(433)	—	(433)
Value added services	—	—	—	—
Other regions	(101)	(243)	(397)	(399)
Ending balance September 30	$—	$1,048	$—	$1,048
South America	—	—	—	—
Value added services	—	—	—	—
Other regions	—	1,048	—	1,048

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
         The Company has no intangible assets with indefinite useful lives. It does have intangible assets which are amortized. The following table summarizes the changes in the Company’s goodwill and other intangibles for the three months and six months ended September 30, 2014 and 2013:

		Amortizable Intangibles
	Goodwill (1)	Customer Relationship Intangible	Production and Supply Contract Intangibles	Internally Developed Software Intangible	Total
Weighted average remaining useful life in years as of September 30, 2014		10.50	6.25	—
March 31, 2013 balance
Gross carrying amount	$2,794	$33,700	$7,893	$16,918	$61,305
Accumulated amortization	—	(13,269)	(3,657)	(12,908)	(29,834)
Net March 31, 2013	2,794	20,431	4,236	4,010	31,471
Additions	—	—	—	221	221
Amortization expense	—	(421)	(196)	(806)	(1,423)
Net June 30, 2013	2,794	20,010	4,040	3,425	30,269
Additions	—	—	—	342	342
Amortization expense	—	(422)	(237)	(704)	(1,363)
Net September 30, 2013	2,794	19,588	3,803	3,063	29,248
Additions	—	—	7,000	323	7,323
Amortization expense	—	(842)	(662)	(342)	(1,846)
Net March 31, 2014	2,794	18,746	10,141	3,044	34,725
Additions	—	—	—	269	269
Amortization expense	—	(421)	(146)	(192)	(759)
Net June 30, 2014	2,794	18,325	9,995	3,121	34,235
Additions	—	—	—	126	126
Amortization expense	—	(422)	(187)	(202)	(811)
Net September 30, 2014	$2,794	$17,903	$9,808	$3,045	$33,550
(1) Goodwill of $1,592 relates to the Other Regions segment and $1,202 relates to the Value Added Services segment.

         The following table summarizes the estimated future intangible asset amortization expense:

For Fiscal Years Ended	Customer Relationship Intangible	Production and Supply Contract Intangible	Internally Developed Software Intangible*	Total
October 1, 2014 through March 31, 2015	842	840	861	$2,543
2016	1,685	2,319	855	4,859
2017	1,685	1,405	680	3,770
2018	1,685	1,403	451	3,539
2019	1,685	1,397	198	3,280
Subsequent years	10,321	2,444	—	12,765
	$17,903	$9,808	$3,045	$30,756
*  Estimated amortization expense for the internally developed software is based on costs accumulated as of September 30, 2014. These estimates will change as new costs are incurred and until the software is placed into service in all locations.

Alliance One International, Inc. and Subsidiaries

6. VARIABLE INTEREST ENTITIES

The Company holds variable interests in seven joint ventures that are accounted for under the equity method of accounting. These joint ventures primarily procure or process inventory on behalf of the Company and the other joint venture partners. The variable interests relate to equity investments and advances made by the Company to the joint ventures. In addition, the Company also guarantees two of its joint venture’s borrowings which also represents a variable interest in those joint ventures. The Company is not the primary beneficiary, as it does not have the power to direct the activities that most significantly impact the economic performance of the entities as a result of the entities’ management and board of directors structure. Therefore, these entities are not consolidated. At September 30, 2014 and 2013, and March 31, 2014, the Company’s investment in these joint ventures was $51,183, $23,462, and $49,860, respectively and is classified as Investments in Unconsolidated Affiliates in the Condensed Consolidated Balance Sheets. The Company’s advances to these joint ventures at September 30, 2014 and March 31, 2014 were $4,697 and $10, respectively and are classified as Accounts Receivable, Related Parties in the Condensed Consolidated Balance Sheets. There were no advances at September 30, 2013. The Company guaranteed an amount to two joint ventures not to exceed $114,977, $18,418 and $142,904 at September 30, 2014 and 2013, and March 31, 2014, respectively. The investments, advances and guarantee in these joint ventures represent the Company’s maximum exposure to loss.

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
          On March 26, 2014, the Company sold 51% of a Brazilian subsidiary to China Tobacco and reported its remaining 49% interest under the equity method accounting at March 31, 2014. As a result, the information for the three months and six months ended September 30, 2014 does not include the assets or results of operations for this subsidiary which were included in the information for the three months and six months ended September 30, 2013.
          The following table presents the summary segment information for the three months and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Sales and other operating revenues:
South America	$238,040	$346,604	$300,163	$533,882
Value added services	35,781	29,857	67,224	60,937
Other regions	315,994	324,219	471,445	489,748
Total revenue	$589,815	$700,680	$838,832	$1,084,567

Operating income:
South America	$12,645	$22,690	$19,292	$29,542
Value added services	917	2,957	3,793	5,529
Other regions	21,748	22,603	16,804	5,230
Total operating income	35,310	48,250	39,889	40,301

Debt retirement expense	—	55,582	—	55,599
Interest expense	28,495	31,684	55,417	60,527
Interest income	1,574	1,859	2,925	3,845
Income (loss) before income taxes and other items	$8,389	$(37,157)	$(12,603)	$(71,980)

Analysis of Segment Assets	September 30, 2014	September 30, 2013	March 31, 2014
Segment assets:
South America	$489,557	$661,696	$457,585
Value added services	195,010	209,574	194,562
Other regions	1,261,093	1,249,372	1,123,140
Total assets	$1,945,660	$2,120,642	$1,775,287

Alliance One International, Inc. and Subsidiaries

8. EARNINGS PER SHARE

The weighted average number of common shares outstanding is reported as the weighted average of the total shares of common stock outstanding net of shares of common stock held by a wholly owned subsidiary. Shares of common stock owned by the subsidiary were 7,853 at September 30, 2014 and 2013. This subsidiary waives its right to receive dividends and it does not have the right to vote.
          Certain potentially dilutive options were not included in the computation of earnings per diluted share because their exercise prices were greater than the average market price of the shares of common stock during the period and their effect would be antidilutive. These shares totaled 6,789 at a weighted average exercise price of $6.06 per share at September 30, 2014 and 6,888 at a weighted average exercise price of $6.04 per share at September 30, 2013.
          In connection with the offering of the Company’s 5 ½% Convertible Senior Subordinated Notes due 2014, issued on July 2, 2009 (the “Convertible Notes”), the Company entered into privately negotiated convertible note hedge transactions (the “convertible note hedge transactions”) equal to the number of shares that underlie the Company’s Convertible Notes. These convertible note hedge transactions were designed to reduce the potential dilution of the Company’s common stock upon conversion of the Convertible Notes in the event that the value per share of common stock exceeded the initial conversion price of $5.0280 per share. These shares were not included in the computation of earnings per diluted share because their inclusion would be antidilutive. The Convertible Notes matured during the three months ended September 30, 2014.
          The following table summarizes the computation of earnings per share for the three months and six months ended September 30, 2014 and 2013, respectively.

	Three Months Ended September 30,				Six Months Ended September 30,
(in thousands, except per share data)	2014		2013		2014		2013
BASIC LOSS
Net loss attributable to Alliance One International, Inc.	$(1,910)		$(45,982)		$(20,528)		$(82,844)

SHARES
Weighted average number of shares outstanding	88,233		87,570		88,113		87,522

BASIC LOSS PER SHARE	$(.02)		$(.53)		$(.23)		$(.95)

DILUTED LOSS
Net loss attributable to Alliance One International, Inc.	$(1,910)		$(45,982)		$(20,528)		$(82,844)
Plus interest expense on 5 1/2% convertible notes, net of tax	—	*	—	*	—	*	—	*
Net loss attributable to Alliance One International, Inc. as adjusted	$(1,910)		$(45,982)		$(20,528)		$(82,844)

SHARES
Weighted average number of common shares outstanding	88,233		87,570		88,113		87,522
Plus: Restricted shares issued and shares applicable to stock options and restricted stock units, net of shares assumed to be purchased from proceeds at average market price	—	*	—	*	—	*	—	*
Assuming conversion of 5 1/2% convertible notes at the time of issuance	—	*	—	*	—	*	—	*
Shares applicable to stock warrants	—	**	—	**	—	**	—	**
Adjusted weighted average number of common shares outstanding	88,233		87,570		88,113		87,522
DILUTED LOSS PER SHARE	$(.02)		$(.53)		$(.23)		$(.95)

* Assumed conversion of convertible notes at the beginning of the period has an antidilutive effect on earnings per share. All outstanding restricted shares and shares applicable to stock options and restricted stock units are excluded because their inclusion would have an antidilutive effect on the loss per share.

** For the three months and six months ended September 30, 2014 and 2013, the warrants were not assumed exercised because the exercise price was more than the average price for the periods presented.

9. STOCK-BASED COMPENSATION

The Company recorded stock-based compensation expense related to stock-based awards granted under its various employee and non-employee stock incentive plans of $988 and $1,007 for the three months ended September 30, 2014 and 2013, respectively and $1,738 and $1,712 for the six months ended September 30, 2014 and 2013, respectively.

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
          During the three months and six months ended September 30, 2014 and 2013, respectively, the Company made the following stock-based compensation awards:

	Three Months Ended September 30,		Six Months Ended September 30,
(in thousands, except grant date fair value)	2014	2013	2014	2013
Restricted Stock
Number Granted	—	198	—	198
Grant Date Fair Value	$—	$3.80	$—	$3.80
Unrestricted Stock
Number Granted	94	—	94	—
Grant Date Fair Value	$1.97	$—	$1.97	$—
Restricted Stock Units
Number Granted	—	—	220	643
Grant Date Fair Value	$—	$—	$2.72	$3.85
Cash-Settled Restricted Stock Units
Number Granted	22	—	458	—
Grant Date Fair Value	$2.21	$—	$2.70	$—
Performance Based Stock Units
Number Granted	—	—	220	643
Grant Date Fair Value	$—	$—	$2.72	$3.85
Cash-Settled Performance Based Stock Units
Number Granted	22	—	458	—
Grant Date Fair Value	$2.21	$—	$2.70	$—

          Under the terms of the Performance Based Stock Units, shares ultimately issued will be contingent upon specified business performance goals. Unrestricted stock consists of shares issued to non-employee directors of the Company which are not subject to a minimum vesting period.

10. CONTINGENCIES AND OTHER INFORMATION

Non-Income Tax
The government in the Brazilian State of Parana (“Parana”) issued a tax assessment on October 26, 2007 with respect to local intrastate trade tax credits that result primarily from tobacco transferred between states within Brazil. The assessment for intrastate trade tax credits taken is $5,375 and the total assessment including penalties and interest at September 30, 2014 is $14,720. The Company believes it has properly complied with Brazilian law and will contest any assessment through the judicial process. Should the Company lose in the judicial process, the loss of the intrastate trade tax credits would have a material impact on the financial statements of the Company.
          The Company also has local intrastate trade tax credits in the Brazilian State of Santa Catarina. This jurisdiction permits the sale or transfer of excess credits to third parties, however approval must be obtained from the tax authorities. The Company has an agreement with the state government regarding the amounts and timing of credits that can be sold. The tax credits have a carrying value of $9,572 at September 30, 2014, which is net of impairment charges based on management’s expectations about future realization. The intrastate trade tax credits will continue to be monitored for impairment in future periods based on market conditions and the Company’s ability to use or sell the tax credits.

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

11. DEBT ARRANGEMENTS

Notes Payable to Banks increased $368,863 from March 31, 2014 due to the seasonal financing for the purchasing and processing of the South America and Africa crops.
          On April 15, 2014, the Company’s senior secured credit facility with a syndicate of banks automatically reduced to approximately $210,300 from approximately $303,900 per the amended and restated agreement dated August 1, 2013. At September 30, 2014, there were no borrowings under the senior secured credit facility. The Company continuously monitors its compliance with the covenants of its senior secured credit facility and its senior notes. Significant changes in market conditions or other factors could adversely affect the Company's business and future debt covenant compliance thereunder. As a result, the Company may not be able to maintain compliance with the covenants over the next twelve months. If the Company were unable to maintain compliance with the covenants in the Senior Secured Credit Facility agreement, as amended from time-to-time, the Company would seek modification to the existing agreement to further amend covenants and extend maturities. If the Company were unable to obtain modification, in a scenario where it is required, the Company could decide to pay off outstanding amounts and terminate the agreement. In such case, the liquidity provided by the agreement would not be available and the Company believes that it has sufficient liquidity from operations and other available funding sources to meet future requirements.

Alliance One International, Inc. and Subsidiaries

11. DEBT ARRANGEMENTS (continued)
          As amended, the senior secured credit facility restricts the Company from paying any dividends during the remaining term of the facility. In addition, the indenture governing the Company's senior notes contains similar restrictions and also prohibits the payment of dividends and other distributions if the Company fails to satisfy a ratio of consolidated EBITDA to fixed charges of at least 2.0 to 1.0. At September 30, 2014, the Company did not satisfy this fixed charge coverage ratio. The Company may from time to time not satisfy this ratio.

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
           The following table summarizes the fair value of the Company’s derivatives by type at September 30, 2014 and 2013, and March 31, 2014.

	Fair Values of Derivative Instruments
	Assets		Liabilities
Derivatives Not Designated as Hedging Instruments:	Balance Sheet Account	Fair Value	Balance Sheet Account	Fair Value
Foreign currency contracts at September 30, 2014	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$—
Foreign currency contracts at September 30, 2013	Other Current Assets	$810	Accrued Expenses and Other Current Liabilities	$77
Foreign currency contracts at March 31, 2014	Other Current Assets	$—	Accrued Expenses and Other Current Liabilities	$169

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
          The following table summarizes the earnings effects of derivatives in the Condensed Consolidated Statements of Operations for the three months and six months ended September 30, 2014 and 2013.

		Gain (Loss) Recognized in Income

Derivatives Not Designated as Hedging Instruments	Location of Gain (Loss) Recognized in Income	Three Months Ended September 30,		Six Months Ended September 30,
		2014	2013	2014	2013

Foreign currency contracts	Cost of goods and services sold	$(545)	$607	$1,527	$(2,673)

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

Components of Net Periodic Benefit Cost
Net periodic pension cost for continuing operations consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Service cost	$510	$530	1,020	$1,078
Interest expense	1,694	1,662	3,387	3,383
Expected return on plan assets	(1,677)	(1,519)	(3,354)	(3,037)
Amortization of prior service cost	49	49	97	102
Actuarial loss	557	760	1,114	1,517
Curtailment loss	—	—	—	77
Special termination benefit	—	—	—	1,184
Net periodic pension cost	$1,133	$1,482	$2,264	$4,304

Employer Contributions
The Company’s investment objectives are to generate consistent total investment return to pay anticipated plan benefits, while minimizing long-term costs. Financial objectives underlying this policy include maintaining plan contributions at a reasonable level relative to benefits provided and assuring that unfunded obligations do not grow to a level to adversely affect the Company’s financial health. For the six months ended September 30, 2014, contributions of $5,283 were made to pension plans for fiscal 2015. Additional contributions to pension plans of approximately $6,380 are expected during the remainder of fiscal 2015. However, this amount is subject to change, due primarily to asset performance significantly above or below the assumed long-term rate of return on pension assets and significant changes in interest rates.

Postretirement Health and Life Insurance Benefits
The Company also provides certain health and life insurance benefits to retired employees, and their eligible dependents, who meet specified age and service requirements. As of September 30, 2014, contributions of $335 were made to the plans for fiscal 2015. Additional contributions of $566 to the plans are expected during the rest of fiscal 2015. The Company retains the right, subject to existing agreements, to modify or eliminate the postretirement medical benefits.

Alliance One International, Inc. and Subsidiaries

13. PENSION AND POSTRETIREMENT BENEFITS (continued)

Postretirement Health and Life Insurance Benefits (continued)

Components of Net Periodic Benefit Cost
Net periodic benefit cost for postretirement health and life insurance benefit plans consisted of the following:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Service cost	$10	$17	21	$33
Interest expense	134	142	268	284
Amortization of prior service cost	(303)	(410)	(606)	(820)
Actuarial loss	111	123	222	246
Net periodic pension (benefit)	$(48)	$(128)	$(95)	$(257)

14. INVENTORIES

The following table summarizes the Company’s costs in inventory:

	September 30, 2014	September 30, 2013	March 31, 2014
Processed tobacco	$659,799	$701,329	$404,683
Unprocessed tobacco	277,510	251,472	309,570
Other	39,107	31,972	46,354
	$976,416	$984,773	$760,607

15. OTHER COMPREHENSIVE INCOME (LOSS)

The following tables set forth the changes in each component of accumulated other comprehensive loss, net of tax, attributable to the Company:

	Currency Translation Adjustment	Pensions, Net of Tax	Accumulated Other Comprehensive Loss
Balances, March 31, 2014	$(1,640)	$(36,461)	$(38,101)
Other comprehensive earnings before reclassifications	208	—	208
Amounts reclassified to net earnings, net of tax	—	414	414
Other comprehensive earnings, net of tax	208	414	622
Balances, June 30, 2014	(1,432)	(36,047)	(37,479)
Other comprehensive earnings before reclassifications	(4,287)	—	(4,287)
Amounts reclassified to net earnings, net of tax	—	413	413
Other comprehensive earnings, net of tax	(4,287)	413	(3,874)
Balances, September 30, 2014	$(5,719)	$(35,634)	$(41,353)

Balances, March 31, 2013	$(5,724)	$(49,468)	$(55,192)
Other comprehensive losses before reclassifications	749	—	749
Amounts reclassified to net earnings, net of tax	—	522	522
Other comprehensive losses, net of tax	749	522	1,271
Balances, June 30, 2013	(4,975)	(48,946)	(53,921)
Other comprehensive earnings before reclassifications	1,861	—	1,861
Amounts reclassified to net earnings, net of tax	—	522	522
Other comprehensive earnings, net of tax	1,861	522	2,383
Balances, September 30, 2013	$(3,114)	$(48,424)	$(51,538)

Alliance One International, Inc. and Subsidiaries

15. OTHER COMPREHENSIVE INCOME (LOSS) (continued)

The following table sets forth amounts by component, reclassified from accumulated other comprehensive loss to earnings for the three months and six months ended September 30, 2014 and 2013:

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Pension and postretirement plans (*):
Actuarial loss	$667	$884	$1,336	$1,763
Amortization of prior service cost	(254)	(362)	(509)	(719)
	$413	$522	$827	1,044

Amounts reclassified from accumulated other comprehensive losses to net earnings	$413	$522	$827	$1,044
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
          Under the programs, all of the receivables sold for cash are removed from the Condensed Consolidated Balance Sheets and the net cash proceeds received by the Company are included as cash provided by operating activities in the Condensed Consolidated Statements of Cash Flows. A portion of the purchase price for the receivables is paid by the unaffiliated financial institutions in cash and the balance is a deferred purchase price receivable, which is paid as payments on the receivables are collected from account debtors. The deferred purchase price receivable represents a continuing involvement and a beneficial interest in the transferred financial assets and is recognized at fair value as part of the sale transaction. The deferred purchase price receivables are included in Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets and are valued using unobservable inputs (i.e., level three inputs), primarily discounted cash flow. As servicer of these facilities, the Company may receive funds that are due to the unaffiliated financial institutions which are net settled on the next settlement date. Trade and Other Receivables, Net in the Condensed Consolidated Balance Sheets has been reduced by $$4,300, $2,435 and $16,575 as a result of the net settlement as of September 30, 2014 and 2013 and March 31, 2014, respectively. See Note 17 "Fair Value Measurements" to the "Notes to Condensed Consolidated Financial Statements" for further information.

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

          The following table summarizes the Company’s accounts receivable securitization information as of the dates shown:

	September 30,		March 31,
	2014	2013	2014
Receivables outstanding in facility	$169,037	$176,481	$204,364
Beneficial interest	$35,252	$35,304	$35,559
Servicing liability	$21	$—	$69
Cash proceeds for the six months ended September 30:
Cash purchase price	$207,940	$322,631
Deferred purchase price	86,569	98,481
Service fees	275	175
Total	$294,784	$421,287

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

	September 30, 2014	September 30, 2013	March 31, 2014
Carrying value	$758,751	$777,825	$904,919
Estimated fair value	742,009	739,344	919,435

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Derivative financial instruments
The Company's derivatives consist of foreign currency contracts. The fair value of the derivatives are determined using a discounted cash flow analysis on the expected future cash flows of each derivative. This analysis utilizes observable market data including forward yield curves and implied volatilities to determine the market's expectation of the future cash flows of the variable component. The fixed and variable components of the derivative are then discounted using calculated discount factors developed based on the LIBOR swap rate and are netted to arrive at a single valuation for the period. The Company also incorporates credit valuation adjustments to appropriately reflect both its own nonperformance risk and the respective counterparty's nonperformance risk in the fair value measurements. As of September 30, 2014 and 2013 and March 31, 2014 the inputs used to value the Company's derivatives fall within Level 2 of the fair value hierarchy. However, credit valuation adjustments associated with its derivatives could utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties. Should the use of such credit valuation adjustment estimates result in a significant impact on the overall valuation, this would require reclassification to Level 3.

Securitized beneficial interests
The fair value of securitized beneficial interests is based upon a valuation model that calculates the present value of future expected cash flows using key assumptions for payment speeds and discount rates. The assumptions for payment speed are based on the Company's historical experience. The discount rates are based upon market trends and anticipated performance relative to the particular assets securitized which have been assumed to be commercial paper rate plus a margin or LIBOR plus a margin. Due to the use of the Company's own assumptions and the uniqueness of these transactions, securitized beneficial interests fall within Level 3 of the fair value hierarchy. Since the discount rate and the payment speed are components of the same equation, a change in either by 10% or 20% would change the value of the recorded beneficial interest at September 30, 2014 by $108 and $216, respectively.

Guarantees
The Company guarantees funds issued to tobacco suppliers by third party lending institutions and also guarantees funds borrowed by a deconsolidated subsidiary. The fair value of guarantees is based upon either the premium the Company would require to issue the same inputs or historical loss rates and as such these guarantees fall into Level 3 of the fair value hierarchy.

          Tobacco supplier guarantees - The Company provides guarantees to third parties for indebtedness of certain tobacco suppliers to finance their crops. The fair value of these guarantees is determined using historical loss rates on both guaranteed and non-guaranteed tobacco supplier loans. Should the loss rates change 10% or 20%, the fair value of the guarantee at September 30, 2014 would change by $557 or $1,102, respectively.

          Deconsolidated subsidiary guarantees - The fair value of these guarantees is determined using a discounted cash flow model based on the differential between interest rates available with and without the guarantees. The fair value of these guarantees is most closely tied to the theoretical interest rate differential. Should interest rates used in the model change by 10% or 20%, the fair value of the guarantee, at September 30, 2014 would change by $736 or $1,457, respectively.

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Input Hierarchy of Items Measured at Fair Value on a Recurring Basis

The following table summarizes the items measured at fair value on a recurring basis:

	September 30, 2014			September 30, 2013			March 31, 2014
			Total Assets /			Total Assets /			Total Assets /
			Liabilities			Liabilities			Liabilities
	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value	Level 2	Level 3	at Fair Value
Assets
Derivative financial instruments	$—	$—	$—	$810	$—	$810	$—	$—	$—
Securitized beneficial interests	—	35,252	35,252	—	35,304	35,304	—	35,559	35,559
Total Assets	$—	$35,252	$35,252	$810	$35,304	$36,114	$—	$35,559	$35,559
Liabilities
Guarantees	$—	$7,272	$7,272	$—	$6,023	$6,023	$—	$7,344	$7,344
Derivative financial instruments	—	—	—	77	—	77	169	—	169
Total liabilities	$—	$7,272	$7,272	$77	$6,023	$6,100	$169	$7,344	$7,513

Reconciliation of Change in Recurring Level 3 Balances

The following tables present the changes in Level 3 instruments measured on a recurring basis.

	Three Months Ended September 30, 2014		Six Months Ended September 30, 2014
	Securitized Beneficial Interests	Guarantees	Securitized Beneficial Interests	Guarantees
Beginning Balance	$24,883	$7,262	$35,559	$7,344
Issuances of guarantees/sales of receivables	43,806	4,238	65,319	8,519
Settlements	(32,255)	(1,917)	(63,980)	(6,280)
Losses recognized in earnings	(1,182)	(2,311)	(1,646)	(2,311)
Ending Balance September 30, 2014	$35,252	$7,272	$35,252	$7,272

	Three Months Ended September 30, 2013		Six Months Ended September 30, 2013
	Securitized Beneficial Interest	Guarantees	Securitized Beneficial Interest	Guarantees
Beginning Balance	$21,349	$6,176	$31,992	$6,367
Issuances of guarantees/sales of receivables	69,857	2,171	111,998	6,038
Settlements	(54,405)	(2,324)	(107,222)	(6,382)
Losses recognized in earnings	(1,497)	—	(1,464)	—
Ending Balance September 30, 2013	$35,304	$6,023	$35,304	$6,023

The amount of unrealized losses relating to assets still held at the respective dates of September 30, 2014 and 2013 and March 31, 2014 were $1,369, $1,275 and $1,572 on securitized beneficial interests.
          Gains and losses included in earnings are reported in Other Income (Expense).

Alliance One International, Inc. and Subsidiaries

17. FAIR VALUE MEASUREMENTS (continued)

Information About Fair Value Measurements Using Significant Unobservable Inputs

The following table summarizes significant unobservable inputs and the valuation techniques thereof at September 30, 2014:

	Fair Value at September 30, 2014		Unobservable Input	Range (Weighted Average)
Securitized Beneficial Interests	$35,252	Discounted Cash Flow	Discount Rate	2.66% to 2.74%
			Payment Speed	81 to 112 days
Tobacco Supplier Guarantees	$3,479	Discounted Cash Flow	Market Interest Rate	13.00% to 46.00%
Deconsolidated Subsidiary Guarantees	$3,793	Discounted Cash Flow	Market Interest Rate	12.00%

18. RELATED PARTY TRANSACTIONS

The Company’s operating subsidiaries engage in transactions with related parties in the normal course of business. The following is a summary of balances and transactions with related parties of the Company:

	September 30, 2014	September 30, 2013	March 31, 2014
Balances:
Accounts receivable	$66,191	$99,053	$44,869
Accounts payable	39,640	27,907	63,384

	Three Months Ended September 30,		Six Months Ended September 30,
	2014	2013	2014	2013
Transactions:
Sales	$15,811	$—	15,811	$—
Purchases	70,028	57,766	88,128	85,709

          The Company’s operating subsidiaries have entered into transactions with affiliates of the Company for the purpose of procuring or processing inventory.
          The Company’s balances due to and from related parties are primarily with its deconsolidated Zimbabwe subsidiary. The remaining related party balances and transactions relate to the Company’s equity basis investments in companies located in Asia, South America, North America and Europe which purchase and process tobacco or produce consumable e-liquids.

19. INVESTEE COMPANIES

The Company has equity method investments in companies in India, Thailand, Turkey and Brazil that purchase and process tobacco. The investees and ownership percentages are as follows: Alliance One Industries India Private Ltd. (India) 49%, Siam Tobacco Export Company (Thailand) 49%, Adams International Ltd. (Thailand) 49%, Oryantal Tutun Paketleme 50%, and China Brasil Tobacos Exportadora SA (“CBT”) 49%. On April 2, 2014, the Company completed the purchase of a 50% interest in Purilum, LLC, a U.S. company that develops, produces, and sells consumable e-liquids to manufacturers and distributors of e-vapor products.
          On March 26, 2014, upon the disposition of 51% interest in CBT, the difference between the book basis of the Company’s 49% interest and the fair value of the investment recorded created a basis difference of $15,460. The Company evaluated the contributed assets and identified basis differences in certain accounts, including inventory, intangible assets and deferred taxes. The basis differences are being amortized over the respective estimated lives of these assets and liabilities, which range from one to ten years. The Company’s earnings from the equity method investment are reduced by amortization expense related to these basis differences. At September 30, 2014, the basis difference was $13,802.

Alliance One International, Inc. and Subsidiaries

Item 2.    Management’s Discussion and Analysis of
                Financial Condition and Results of Operations

EXECUTIVE OVERVIEW

The following executive overview is intended to provide significant highlights of the discussion and analysis that follows.

Financial Results

For the quarter, tobacco revenues and costs decreased primarily due to adverse weather in some regions during the growing and harvesting periods, building global market supply and deconsolidation of a subsidiary. The decrease in revenues was partially offset by increased processing revenues related to the former Brazilian subsidiary that is now the new joint venture. The decrease in volumes lowered gross profit and operating income, while gross profit as a percentage of sales improved versus last year. In the same quarter last year, we concluded several debt refinancing transactions. As a result of the non-recurrence of debt retirement costs and lower interest expense, pretax income improved 122.6%.
          For the year-to-date period, revenues and costs continued to be impacted by the oversupply. However, the positive impact from derivatives and currency movement combined with reductions in unrecovered tobacco supplier advances resulted in an increase in gross profit as a percentage of sales to 12.7% this year from 10.4% last year, while gross profit decreased a modest 5.2% on lower volume and revenue. As a result of lower selling, general and administrative expenses and restructuring costs, operating income remained consistent with the prior year. With the non-recurrence of debt retirement costs and lower interest expense, pretax income for the six months improved 82.5%.

Liquidity

Our liquidity requirements are affected by various factors including crop seasonality, foreign currency and interest rates, green tobacco prices, customer mix, crop size and quality. We monitor and adjust funding sources based on a number of industry, business, and financial market dynamics. In fiscal 2014, we extended our U.S. revolving credit facility maturity to April 2017. At the same time, we issued $735.0 million of new eight year senior secured second lien notes that refinanced our $635.0 million senior notes, effectively extending the maturity on this tranche to 2021. Additionally, we have retired our $115.0 million senior subordinated convertible notes. The collective refinancing extended the majority of our long-term debt and reduced uncertainty related to the capital markets, while providing a solid base for the business. We will continue to monitor capital markets and utilize various short-term funding sources to enhance and drive various business opportunities that maintain flexibility and meet cost expectations. In addition, from time to time, we may elect to purchase, redeem, repay, retire or cancel indebtedness prior to stated maturity under our various foreign credit lines, senior secured credit agreement or indentures, as permitted therein.

Outlook

For this fiscal year we expect similar revenue and improved profitability compared to the prior year. We plan to continue to invest carefully where appropriate returns are achievable incorporating further improvements to sustainability and social responsibility initiatives, while continuing to focus on additional operational efficiency enhancement opportunities. Many customers value these global initiatives and are beginning to monitor how we measure our success and areas for improvement. Developed sustainability and social responsibility programs are becoming requirements to be a leaf supplier for many manufacturers. As such controlled investment in these core areas with focus on our customers’ longer term requirements should improve our results and increase shareholder value.

Alliance One International, Inc. and Subsidiaries

RESULTS OF OPERATIONS:

Condensed Consolidated Statement of Operations and Supplemental Information
	Three Months Ended						Six Months Ended
	September 30,						September 30,
		Change						Change
(in millions, except per kilo amounts)	2014	$		%	2013		2014	$		%	2013
Kilos sold	107.1	(21.5)		(16.7)	128.6		154.4	(50.5)		(24.6)	204.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$553.8	$(128.1)		(18.8)	$681.9		$785.9	$(266.7)		(25.3)	$1,052.6
Average price per kilo	5.17	(0.13)		(2.5)	5.30		5.09	(0.05)		(1.0)	5.14
Processing and other revenues	36.0	17.2		91.5	18.8		52.9	20.9		65.3	32.0
Total sales and other operating revenues	589.8	(110.9)		(15.8)	700.7		838.8	(245.8)		(22.7)	1,084.6
Tobacco cost of goods sold:
Tobacco costs	470.3	(111.5)		(19.2)	581.8		665.8	(241.7)		(26.6)	907.5
Transportation, storage and other period costs	21.2	(1.5)		(6.6)	22.7		32.1	(6.8)		(17.5)	38.9
Derivative financial instrument and exchange losses	0.7	0.2		40.0	0.5		(0.5)	(8.4)		(106.3)	7.9
Total tobacco cost of goods sold	492.2	(112.8)		(18.6)	605.0		697.4	(256.9)		(26.9)	954.3
Average cost per kilo	4.60	(0.10)		(2.1)	4.70		4.52	(0.14)		(3.0)	4.66
Processing and other revenues cost of services sold	26.1	14.4		123.1	11.7		34.8	17.0		95.5	17.8
Total cost of goods and services sold	518.3	(98.4)		(16.0)	616.7		732.2	(239.9)		(24.7)	972.1
Gross profit	71.5	(12.5)		(14.9)	84.0		106.6	(5.9)		(5.2)	112.5
Selling, general and administrative expenses	36.0	1.4		4.0	34.6		67.3	(2.8)	—	(4.0)	70.1
Other income (expense)	0.3	0.8		160.0	(0.5)		1.1	0.4		57.1	0.7
Restructuring and asset impairment charges	0.5	(0.1)		(16.7)	0.6		0.5	(2.3)		(82.1)	2.8
Operating income	35.3	(13.0)		(26.9)	48.3		39.9	(0.4)		(1.0)	40.3
Debt retirement expense	—	(55.6)		(100.0)	55.6		—	(55.6)		(100.0)	55.6
Interest expense	28.5	(3.2)		(10.1)	31.7		55.4	(5.1)		(8.4)	60.5
Interest income	1.6	(0.3)		(15.8)	1.9		2.9	(0.9)		(23.7)	3.8
Income tax expense	11.3	1.0		9.7	10.3		8.4	(2.8)		(25.0)	11.2
Equity in net income of investee companies	1.0	(0.4)		(28.6)	1.4		0.5	0.2		66.7	0.3
Income (loss) attributable to noncontrolling interests	—	0.1		100.0	(0.1)		—	—		—	—
Loss attributable to Alliance One International, Inc.	$(1.9)	$44.1	*	95.9	$(46.0)	*	$(20.5)	$62.3	*	75.2	$(82.8)	*

* Amounts do not equal column totals due to rounding

Alliance One International, Inc. and Subsidiaries

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
Summary. Total sales and other operating revenues decreased 15.8% to $589.8 million primarily due to a 16.7% decrease in volumes. Reduced volumes were primarily from adverse weather conditions that delayed the crop in certain regions, the deconsolidation of a Brazilian subsidiary following completion of a joint venture in March 2014 as well as the impact of an oversupply of tobacco in the global market. As a result of the oversupply, prices paid to tobacco suppliers in Brazil and Africa are lower this year which has lowered our average sales prices and average tobacco costs on a per kilo basis. Also lowering average sales prices and average tobacco costs on a per kilo basis was the impact of product mix and customer mix in Asia and Europe. Processing revenue and cost of services increases are primarily related to processing for our former Brazilian subsidiary that is now deconsolidated. Primarily the result of lower volumes, gross margin decreased 14.9% to $71.5 million. As a result of the customer mix in Brazil, our gross margin as a percentage of sales improved slightly compared with the prior year. Selling, general and administrative expense ("SG&A") increased primarily from reserves for customer receivables that were partially offset by lower compensation costs, professional fees and amortization related to internally developed software. Asset impairment charges in the current year are related to machinery and equipment at our previous U.S. cut rag facility following the construction of a new facility this year. The prior year included restructuring and asset impairment charges attributable to additional employee termination costs primarily in South America. Due to the changes in our results for the quarter, operating income decreased 26.9% to $35.3 million when compared with the prior year.
          In the prior year, we refinanced our 10% senior notes and purchased $60.0 million of our convertible notes. As a result, one-time debt retirement costs of $55.5 million were recorded including $21.1 million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs decreased from the prior year primarily due to lower average borrowings partially offset by higher average rates. Our effective tax rate was 135.2% this year compared to (27.7)% last year. The variance in the effective tax rate between this year and last year is mainly related to net exchange losses on income tax accounts, lower foreign income tax rates and certain losses for which no tax benefit has been recorded.

South America Region

South America Region Supplemental Information
	Three Months Ended
		September 30,
		Change
	2014	$	%	2013
Kilos sold	36.3	(22.6)	(38.4)	58.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$217.9	$(126.0)	(36.6)	$343.9
Average price per kilo	6.00	0.16	2.7	5.84
Processing and other revenues	20.1	17.4	644.4	2.7
Total sales and other operating revenues	238.0	(108.6)	(31.3)	346.6
Tobacco cost of goods sold:
Tobacco costs	$189.3	$(108.5)	(36.4)	297.8
Transportation, storage and other period costs	6.4	(0.4)	(5.9)	6.8
Derivative financial instrument and exchange losses	2.4	2.3	2,300.0	0.1
Total tobacco cost of goods sold	198.1	(106.6)	(35.0)	304.7
Average cost per kilo	5.46	0.29	5.6	5.17
Processing and other revenues cost of services sold	16.6	15.7	1,744.4	0.9
Total cost of goods and services sold	214.7	(90.9)	(29.7)	305.6
Gross profit	23.3	(17.7)	(43.2)	41.0
Selling, general and administrative expenses	12.3	(6.4)	(34.2)	18.7
Other income	1.6	0.8	100.0	0.8
Restructuring and asset impairment charges	—	(0.4)	(100.0)	0.4
Operating income	$12.6	$(10.1)	(44.5)	$22.7

Total sales and other operating revenues decreased 31.3% to $238.0 million primarily due to a 38.4% decrease in volumes as a result of adverse weather conditions, the deconsolidation of a Brazilian subsidiary following completion of a joint venture in March 2014 as well as the impact of an oversupply of tobacco in the global market. Primarily due to product mix, average sales prices and average tobacco costs on a per kilo basis increased partially offset by lower prices paid to tobacco suppliers which lowered our average sales prices and average tobacco costs on a per kilo basis. Also increasing costs per kilo this year was the impact of currency movements compared to the prior year. Processing and other revenues increased 644.4% this year as a result of processing for the former Brazilian subsidiary that is now deconsolidated and the weather-delayed delivery of the current crop. As a result of lower volumes this year, gross margin decreased 43.2% to $23.3 million compared to last year. As a result of the customer mix, gross margin as a percentage of sales decreased from 11.8% last year to 9.8% this year. Reductions in SG&A were

Alliance One International, Inc. and Subsidiaries

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 (continued)

South America Region (continued)

attributable to allocations for general corporate services. Operating income declined 44.5% from the prior year as a result of the impact of the change in results for the region.

Value Added Services

Value Added Services Supplemental Information
	Three Months Ended
		September 30,
		Change
	2014	$	%	2013
Kilos sold	6.5	1.4	27.5	5.1
Tobacco sales and other operating revenues:
Sales and other operating revenues	$33.3	$6.1	22.4	$27.2
Average price per kilo	5.12	(0.21)	(3.9)	5.33
Processing and other revenues	2.5	(0.2)	(7.4)	2.7
Total sales and other operating revenues	35.8	5.9	19.7	29.9
Tobacco cost of goods sold:
Tobacco costs	$26.7	$5.1	23.6	21.6
Transportation, storage and other period costs	1.7	0.5	41.7	1.2
Derivative financial instrument and exchange losses	—	—	—	—
Total tobacco cost of goods sold	28.4	5.6	24.6	22.8
Average cost per kilo	4.37	(0.10)	(2.2)	4.47
Processing and other revenues cost of services sold	1.9	(0.1)	(5.0)	2.0
Total cost of goods and services sold	30.3	5.5	22.2	24.8
Gross profit	5.5	0.4	7.8	5.1
Selling, general and administrative expenses	4.1	2.0	95.2	2.1
Other income	—	—	—	—
Restructuring and asset impairment charges	0.5	0.5	100.0	—
Operating income	$0.9	$(2.1)	(70.0)	$3.0

Total sales and other operating revenues increased 19.7% to $35.8 million primarily due to a 27.5% improvement in volumes resulting from increased demand for our specialty blend products that were partially offset by a 3.9% decrease in average selling prices due to product mix. Increased tobacco costs of sales primarily from the increased volumes sold were partially offset by lower conversion costs per kilo attributable to increased throughput as well as product mix. As a result, gross margin improved marginally to $5.5 million. The change in product mix resulted in gross margin as a percentage of sales decreasing from 17.1% to 15.4%. SG&A increases were due to reserves for customer receivables during the current year. We have constructed a new U.S. cut rag facility with state of the art machinery and equipment. As a result, an asset impairment charge of $.5 million was taken during the current year related to machinery and equipment at the previous facility. Primarily a result of the reserves for customer receivables and the asset impairment charge, operating income decreased $2.1 million to $.9 million compared to same quarter last year.

Alliance One International, Inc. and Subsidiaries

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013 (continued)

Other Regions

Other Regions Supplemental Information
	Three Months Ended
		September 30,
		Change
	2014	$	%	2013
Kilos sold	64.3	(0.3)	(0.5)	64.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$302.6	$(8.2)	(2.6)	$310.8
Average price per kilo	4.71	(0.10)	(2.1)	4.81
Processing and other revenues	13.4	—	—	13.4
Total sales and other operating revenues	316.0	(8.2)	(2.5)	324.2
Tobacco cost of goods sold:
Tobacco costs	$254.3	$(8.1)	(3.1)	262.4
Transportation, storage and other period costs	13.1	(1.6)	(10.9)	14.7
Derivative financial instrument and exchange losses	(1.7)	(2.1)	(525.0)	0.4
Total tobacco cost of goods sold	265.7	(11.8)	(4.3)	277.5
Average cost per kilo	4.13	(0.17)	(4.0)	4.30
Processing and other revenues cost of services sold	7.6	(1.2)	(13.6)	8.8
Total cost of goods and services sold	273.3	(13.0)	(4.5)	286.3
Gross profit	42.7	4.8	12.7	37.9
Selling, general and administrative expenses	19.6	5.8	42.0	13.8
Other income (expense)	(1.3)	—	—	(1.3)
Restructuring and asset impairment charges	—	(0.2)	(100.0)	0.2
Operating income	$21.8	$(0.8)	(3.5)	$22.6

Total sales and other operating revenues decreased 2.5% to $316.0 million primarily due to lower average sales prices from the product mix in Europe and customer mix in Asia that were partially offset by higher average sales prices in Africa from product mix. Volumes decreased slightly as volume decreases in Asia due to the delay of shipments into future quarters this year were substantially offset by volume increases in Africa due to earlier shipments this year compared to last year. Total tobacco costs decreased primarily due to the lower prices paid to African tobacco suppliers in the current year in response to the global oversupply market, product mix in Europe and customer mix in Asia. The decrease in tobacco costs more than offset the decrease in revenues. As a result, gross margin increased 12.7% to $42.7 million and gross margin as a percentage of sales increased from 11.7% to 13.5%. Increases in SG&A are associated with allocations for general corporate services as reductions in professional fees were offset by increased reserves for customer receivables. As a result of the changes in results for the region, operating income decreased 3.5% to $21.8 million this year.

Alliance One International, Inc. and Subsidiaries

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013
Summary. Total sales and other operating revenues decreased 22.7% to $838.8 million primarily due to a 24.6% decrease in volumes. Processing revenues and cost of services increases were primarily due to procesing for our former Brazilian subsidiary that is now deconsolidated following the completion of a joint venture in March 2014 and the delay in the delivery of the current crop in Brazil. Reduced volumes were primarily from Brazil due to the deconsolidation of the former Brazilian subsidiary as well as the impact of an oversupply of tobacco in the global market, Asian opportunistic sales in the prior year and the timing of shipments in Asia. As a result of the oversupply, prices paid to tobacco suppliers in Brazil and Africa are lower this year which has lowered our average sales prices and average tobacco costs on a per kilo basis. Average tobacco costs per kilo were further decreased due to lower period costs primarily from the non-recurrence of prior year losses in Zambia related to reduced recoveries from tobacco suppliers and the impact of derivative and exchange losses in the prior year compared to gains in the current year. The decreases in tobacco costs substantially offset the decreases in tobacco revenues and gross margin only decreased 5.2% to $106.6 million. Although volumes decreased this year, the impact of higher green costs not fully recovered from customers, the non-recurrence of Zambia losses and improvements in currency movements, our gross margin as a percentage of sales improved from 10.4% to 12.7%. Selling, general and administrative expense ("SG&A") improvement was primarily from lower incentive compensation, professional fees and amortization related to internally developed software partially offset by increased reserves for customer receivables. Asset impairment charges in the current year are related to machinery and equipment at our previous U.S. cut rag facility following the construction of a new facility this year. The prior year included restructuring and asset impairment charges primarily attributable to our agreement for a joint processing venture in Turkey. Due to the changes in our results for the quarter, operating income remained consistent when compared with the prior year.
          In the prior year, we refinanced our 10% senior notes and purchased $60.0 million of our convertible notes. As a result, one-time debt retirement costs of $55.5 million were recorded including $21.1 million of accelerated amortization of debt issuance costs and recognition of original issue discount related to the 10% senior notes. Our interest costs decreased from the prior year related primarily due to lower average borrowings partially offset by higher average rates. Our effective tax rate was (66.9)% this year compared to (2.5)% last year. The variance in the effective tax rate between this year and last year is mainly related to net exchange losses on income tax accounts, lower foreign income tax rates and certain losses for which no tax benefit has been recorded.

South America Region

South America Region Supplemental Information
	Six Months Ended
			September 30,
			Change
	2014		$	%	2013
Kilos sold	47.3		(43.6)	(48.0)	90.9
Tobacco sales and other operating revenues:
Sales and other operating revenues	$270.0		$(253.0)	(48.4)	$523.0
Average price per kilo	5.71		(0.04)	(0.7)	5.75
Processing and other revenues	30.2		19.3	177.1	10.9
Total sales and other operating revenues	300.2		(233.7)	(43.8)	533.9
Tobacco cost of goods sold:
Tobacco costs	$229.4		$(225.0)	(49.5)	454.4
Transportation, storage and other period costs	10.6	—	(1.4)	(11.7)	12.0
Derivative financial instrument and exchange losses	—		(5.1)	(100.0)	5.1
Total tobacco cost of goods sold	240.0		(231.5)	(49.1)	471.5
Average cost per kilo	5.07		(0.12)	(2.3)	5.19
Processing and other revenues cost of services sold	21.2		17.1	417.1	4.1
Total cost of goods and services sold	261.2		(214.4)	(45.1)	475.6
Gross profit	39.0		(19.3)	(33.1)	58.3
Selling, general and administrative expenses	22.4		(8.0)	(26.3)	30.4
Other income	2.7		0.6	28.6	2.1
Restructuring and asset impairment charges	—		(0.4)	(100.0)	0.4
Operating income	$19.3		$(10.3)	(34.8)	$29.6

Alliance One International, Inc. and Subsidiaries

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013 (continued)

South America Region (continued)
Total sales and other operating revenues decreased 43.8% to $300.2 million due to a 48.0% decrease in volumes primarily due to the impact of an oversupply of tobacco in the global market and the deconsolidation of a Brazilian subsidiary following completion of a joint venture in March 2014. Average sales prices decreased slightly from the prior year primarily due to product mix. As a result of the oversupply, prices paid to tobacco suppliers are lower this year which has lowered average tobacco costs on a per kilo basis. The impact of derivative gains in the current year from currency movements compared to losses in the prior year also contributed to the decrease in costs per kilo over the prior year. Processing and other revenues increased 177.1% this year as a result of processing for the former Brazilian subsidiary that is now deconsolidated and the delay in delivery of the current crop. As a result of lower volumes this year, gross margin decreased 33.1% to $39.0 million compared to last year. However, due to not fully passing on the higher cost of the prior crop to customers last year and the impact of lower average tobacco cost per kilo this year, gross margin as a percentage of sales improved from 10.9% last year to 13.0% this year. Reductions in SG&A were attributable to allocations for general corporate services. Operating income declined 34.8% from the prior year as a result of the impact of the change in results for the region.

Value Added Services.

Value Added Services Supplemental Information
	Six Months Ended
		September 30,
		Change
	2014	$	%	2013
Kilos sold	12.3	1.7	16.0	10.6
Tobacco sales and other operating revenues:
Sales and other operating revenues	$62.3	$6.5	11.6	$55.8
Average price per kilo	5.07	(0.19)	(3.6)	5.26
Processing and other revenues	4.9	(0.2)	(3.9)	5.1
Total sales and other operating revenues	67.2	6.3	10.3	60.9
Tobacco cost of goods sold:
Tobacco costs	$49.5	$5.1	11.5	44.4
Transportation, storage and other period costs	2.8	0.4	16.7	2.4
Derivative financial instrument and exchange losses	—	—	—	—
Total tobacco cost of goods sold	52.3	5.5	11.8	46.8
Average cost per kilo	4.25	(0.17)	(3.8)	4.42
Processing and other revenues cost of services sold	3.6	(0.1)	(2.7)	3.7
Total cost of goods and services sold	55.9	5.4	10.7	50.5
Gross profit	11.3	0.9	8.7	10.4
Selling, general and administrative expenses	7.0	2.1	42.9	4.9
Other income	—	—	—	—
Restructuring and asset impairment charges	0.5	0.5	100.0	—
Operating income	$3.8	$(1.7)	(30.9)	$5.5

Total sales and other operating revenues increased 10.3% to $67.2 million primarily due to a 16.0% increase in volumes primarily from increased demand for specialty blend products that were partially offset by a 3.6% decrease in average selling prices due to product mix. Increased tobacco costs of sales primarily from the increased volumes sold were partially offset by lower costs per kilo attributable to increased throughput, which lowered conversion costs, as well as product mix. As a result, gross margin improved 8.7% to $11.3 million, while gross margin as a percentage of sales decreased slightly from 17.1% to 16.8%. SG&A increases were due to reserves for customer receivables during the current year. With the construction of a new U.S. cut rag facility with state of the art machinery and equipment, an asset impairment charge of $.5 million was taken during the current year related to machinery and equipment at the previous facility. Primarily a result of the reserves for customer receivables and the asset impairment charge, operating income decreased $1.7 million to $3.8 million compared to last year.

Alliance One International, Inc. and Subsidiaries

Six Months Ended September 30, 2014 Compared to Six Months Ended September 30, 2013 (continued)

Other Regions.

Other Regions Supplemental Information
	Six Months Ended
		September 30,
		Change
	2014	$	%	2013
Kilos sold	94.8	(8.6)	(8.3)	103.4
Tobacco sales and other operating revenues:
Sales and other operating revenues	$453.6	$(20.2)	(4.3)	$473.8
Average price per kilo	4.78	0.20	4.4	4.58
Processing and other revenues	17.8	1.8	11.3	16.0
Total sales and other operating revenues	471.4	(18.4)	(3.8)	489.8
Tobacco cost of goods sold:
Tobacco costs	$386.9	$(21.8)	(5.3)	408.7
Transportation, storage and other period costs	18.7	(5.8)	(23.7)	24.5
Derivative financial instrument and exchange losses	(0.5)	(3.3)	(117.9)	2.8
Total tobacco cost of goods sold	405.1	(30.9)	(7.1)	436.0
Average cost per kilo	4.27	0.05	1.2	4.22
Processing and other revenues cost of services sold	10.0	—	—	10.0
Total cost of goods and services sold	415.1	(30.9)	(6.9)	446.0
Gross profit	56.3	12.5	28.5	43.8
Selling, general and administrative expenses	37.9	3.1	8.9	34.8
Other income (expense)	(1.6)	(0.2)	14.3	(1.4)
Restructuring and asset impairment charges	—	(2.4)	(100.0)	2.4
Operating income	$16.8	$11.6	223.1	$5.2

Total sales and other operating revenues decreased 3.8% to $471.4 million due to decreased tobacco sales revenue. Processing revenues and cost of services increases were due to increased customer volumes in the United States. Lower tobacco revenues and costs are primarily the result of lower volumes due to Asian opportunistic sales in the prior year that did not occur this year, as well as the timing of shipments in Asia. Currency movements in Europe and Africa also lowered tobacco costs. Although prices paid to African tobacco suppliers in the current year are lower in response to the global oversupply market, average sales price and tobacco cost per kilo increased primarily attributable to product mix and customer mix in Asia and Africa. The decrease in tobacco costs more than offset the decrease in revenues. As a result, gross margin increased 28.5% to $56.3 million and gross margin as a percentage of sales increased from 8.9% to 11.9%. Also contributing to the improvement in gross margin as a percentage of sales is the non-recurrence of the prior year charge for lower recoveries from Zambian tobacco suppliers of approximately $11.0 million. Increases in SG&A are associated with allocations for general corporate services and increased reserves for customer receivables which were partially offset by lower incentive compensation, professional fees and amortization related to internally developed software. The prior year included restructuring and asset impairment charges related to a joint processing venture in Turkey and equipment charges in Africa. As a result of the changes in results for the region, operating income increased 223.1% from $5.2 million last year to $16.8 million this year.

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
          As of September 30, 2014, we reached a seasonally adjusted high for our South American crop lines as we are shipping inventory and collecting receivables. In Africa, purchasing is almost complete and processing and shipping will peak in the third quarter. In Asia, the Thai crop has been processed, packed and is shipping, while Indian Mysore is being purchased, with processing and shipping scheduled to occur during the third quarter. Indonesian purchasing also began in August, and we are processing and beginning to ship. Europe has almost completed processing, and shipping will follow during the third and fourth quarters. North America has commenced flue cured purchasing and processing, with shipping scheduled to occur in full effect during the third quarter, seasonally elevating working capital requirements. Depreciation of the U.S. dollar versus many of the currencies in which we have costs may continue to have an impact on our working capital requirements, as such, we will monitor and hedge foreign currency costs prudently, and as needed on a currency-by-currency basis.

Working Capital
Our working capital decreased from $819.4 million at March 31, 2014 to $666.0 million at September 30, 2014. Our current ratio was 1.8 to 1 at September 30, 2014 compared to 2.6 to 1 at March 31, 2014. The decrease in working capital is primarily related to increased notes payable to banks for the seasonal buildup of purchasing and processing tobacco in Africa and Brazil and the seasonal increase in financing of those crops. Partially offsetting the decrease in working capital is the seasonal buildup of inventories and advances to tobacco suppliers related to the timing of the Africa and North America crop cycles.
         The following table is a summary of items from the Condensed Consolidated Balance Sheets and Condensed Statements of Consolidated Cash Flows. Approximately $80.6 million of our outstanding cash balance at September 30, 2014 was held in foreign jurisdictions. As a result of our cash needs abroad, it is our intention to permanently reinvest these funds in foreign jurisdictions regardless of the fact that, due to the valuation allowance on foreign tax credit carryovers, the cost of repatriation would not have a material financial impact.

	As of
	September 30,		March 31,
(in millions except for current ratio)	2014	2013	2014
Cash and cash equivalents	$109.6	$85.4	$234.7
Trade and other receivables, net	233.8	319.5	176.5
Inventories and advances to tobacco suppliers	1,043.8	1,102.4	810.2
Total current assets	1,509.5	1,684.8	1,320.8
Notes payable to banks	581.5	668.9	212.7
Accounts payable	55.4	49.3	115.2
Advances from customers	58.6	113.5	22.1
Total current liabilities	843.5	1,022.6	501.4
Current ratio	1.8 to 1	1.6 to 1	2.6 to 1
Working capital	666.0	662.2	819.4
Long-term debt	755.7	721.7	900.4
Stockholders’ equity attributable to Alliance One International, Inc.	251.3	260.3	273.6
Net cash provided (used) by:
Operating activities	(334.4)	(169.8)	262.4
Investing activities	(14.7)	(11.5)	(20.4)
Financing activities	226.4	175.9	(100.5)

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Operating Cash Flows
Net cash used by operating activities increased $164.6 million in 2014 compared to 2013. The increase in cash used was primarily due to more cash used for inventories and advances to tobacco suppliers in response to an oversupply market and less cash from customer advances related to changes in customer requirements partially offset by a decrease in receivables in accordance with payment terms and timing of shipments.

Investing Cash Flows
Net cash used by investing activities increased $3.2 million in 2014 compared to 2013. The increase in cash used was primarily due to increased purchases of property, plant and equipment due to timing of investment in capital assets and investment in a U.S. e-liquid joint venture.

Financing Cash Flows
Net cash provided by financing activities increased $50.5 million in 2014 compared to 2013. This increase is primarily due to debt issuance, debt retirement and other debt related costs related to our debt refinancing in the prior year that did not recur in the current year. The net proceeds from short-term borrowings for the seasonal financing of the purchase and processing of the South America and Africa crops was offset by the increase in net repayment of long-term borrowings. The current year net repayment of long-term borrowings is primarily related to repayment of our revolver borrowings. The net repayment of long-term borrowings in the prior year is primarily related to the completion of certain debt refinancing transactions.

Debt Financing
We continue to finance our business with a combination of short-term and long-term seasonal credit lines, our revolving credit facility, long-term debt securities, customer advances and cash from operations. At September 30, 2014, we had cash of $109.6 million and total debt outstanding of $1,340.3 million comprised of $611.5 million of short-term and long-term notes payable to banks, $7.0 million of other long-term debt and $721.8 million of 9.875% senior secured second lien notes. The $368.9 million seasonal increase in notes payable to banks from March 31, 2014 to September 30, 2014 results from anticipated seasonal fluctuation to account for borrowings under the South America and Africa credit lines. Aggregated peak borrowings by facility occurring at anytime during the three months ended September 30, 2014 and 2013, respectively, were $653.7 million at a weighted average interest rate of 4.7% and $736.7 million at a weighted average interest rate of 4.4%. Aggregated peak borrowings by facility occurring at anytime during the six months ended September 30, 2014 and 2013 were repaid with cash provided by operating activities. Available credit as of September 30, 2014 was $613.9 million comprised of $210.3 million under our revolver, $391.0 million of notes payable to banks, $1.6 million of other long-term debt and $11.0 million of availability exclusively for letters of credit. In fiscal 2015, we expect to incur capital expenditures of approximately $27.0 million for routine replacement of equipment as well as investment in assets that will add value to the customer or increase efficiency. No cash dividends were paid to stockholders during the quarter ended September 30, 2014 and payment of dividends is restricted under the terms of our revolving credit facility and the indenture governing our senior notes. We believe that these sources of liquidity versus our requirements will be sufficient to fund our anticipated needs for the next twelve months.

Alliance One International, Inc. and Subsidiaries

LIQUIDITY AND CAPITAL RESOURCES: (continued)

Debt Financing (continued)

All debt agreements contain certain cross-default or cross-acceleration provisions. The following table summarizes our debt financing as of September 30, 2014:

			September 30, 2014
	Outstanding		Lines and
	March 31,	September 30,	Letters	Interest
	2014	2014	Available	Rate
Senior secured credit facility:
Revolver (1)	$175.0	$—	$210.3	5.3%
Senior notes:
9.875% senior notes due 2021	721.1	721.8	—	9.9%
5 ½% convertible senior subordinated notes due 2014	1.1	—	—	5.5%
Long-term foreign seasonal borrowings	—	30.0	—	2.7%
Other long-term debt	7.7	7.0	1.6	7.6%	(2)
Notes payable to banks (3)	212.7	581.5	391.0	4.5%	(2)
Total debt	$1,117.6	$1,340.3	$602.9
Short term	$212.7	$581.5
Long term:
Long term debt current	$4.5	$3.0
Long term debt	900.4	755.8
	$904.9	$758.8
Letters of credit	$5.3	$9.4	$11.0
Total credit available			$613.9
(1)  As of September 30, 2014 pursuant to Section 2.1 (A) (iv) of the Credit Agreement, the full Revolving Committed Amount was available based on the calculation of the lesser of the Revolving Committed Amount and the Working Capital Amount.

(2) Weighted average rate for the six months ended September 30, 2014.

(3) Primarily foreign seasonal lines of credit

Foreign Seasonal Lines of Credit
We have typically financed our non-U.S. operations with uncommitted unsecured short-term seasonal lines of credit at the local level. These operating lines are seasonal in nature, normally extending for a term of 180 to 270 days corresponding to the tobacco crop cycle in that location. These facilities are typically uncommitted in that the lenders have the right to cease making loans and demand repayment of loans at any time. These loans are typically renewed at the outset of each tobacco season. As of September 30, 2014, we had approximately $581.5 million drawn and outstanding on foreign seasonal lines with maximum capacity totaling $992.9 million subject to limitations as provided for in the agreement governing our revolving credit facility. Additionally against these lines there was $11.0 million available in unused letter of credit capacity with $9.4 million issued but unfunded.
         The Company also has foreign seasonal borrowings with a maturity greater than one year. As of September 30, 2014, approximately $30.0 million was drawn and outstanding with a maximum capacity totaling $30.0 million.

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
         In August 2014, the Financial Accounting Standards Board ("FASB") issued new accounting guidance on determining when and how to disclose going concern uncertainties in the financial statements. The primary objective of this accounting guidance is for management to perform interim and annual assessments of an entity’s ability to continue as a going concern within one year of the date the financial statements are issued and provide certain disclosures if conditions or events raise substantial doubt about the entity’s ability to continue as a going concern. This accounting guidance is effective for the Company on March 31, 2017. The Company is currently evaluating the impact of this new guidance and does not expect it to have a material impact on its financial condition or results of operations.

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
          In connection with the preparation of this Quarterly Report on Form 10-Q, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as required by Rule 13a-15(b) of the Exchange Act), as of September 30, 2014. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act) were effective to provide reasonable assurance as of September 30, 2014.

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

Alliance One International, Inc. and Subsidiaries

Item 4.    Controls and Procedures (continued)

Changes in Internal Control Over Financial Reporting (continued)
          There were no changes that occurred during the three months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Alliance One International, Inc.

/s/ Nichlas A. Fink
Date: November 4, 2014	Nichlas A. Fink Vice President - Controller and Chief Compliance Officer

Alliance One International, Inc. and Subsidiaries

Index of Exhibits

Exhibits

31.01	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

31.02	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)

101.INS	XBRL Instance Document (filed herewith)
101.SCH	XBRL Taxonomy Extension Schema (filed herewith)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (filed herewith)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (filed herewith)
101.LAB	XBRL Taxonomy Extension Label Linkbase (filed herewith)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (filed herewith)